Form 10-K
period 2011-12-31
HIGHWOODS PROPERTIES INC; HIGHWOODS REALTY LTD PARTNERSHIP
filed 2012-02-07
CIK 921082, 941713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2011

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
Highwoods Properties, Inc.  Yes  ☐    No ☒    Highwoods Realty Limited Partnership  Yes  ☐    No ☒

The aggregate market value of shares of Common Stock of Highwoods Properties, Inc. held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on June 30, 2011 was approximately $2.4 billion. At February 1, 2012, there were 72,666,043 shares of Common Stock outstanding.

There is no public trading market for the Common Units of Highwoods Realty Limited Partnership. As a result, an aggregate market value of the Common Units of Highwoods Realty Limited Partnership cannot be determined.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of Highwoods Properties, Inc. to be filed in connection with its Annual Meeting of Stockholders to be held May 15, 2012 are incorporated by reference in Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

PART I

We refer to Highwoods Properties, Inc. as the “Company,” Highwoods Realty Limited Partnership as the “Operating Partnership,” the Company’s common stock as “Common Stock” or “Common Shares,” the Company’s preferred stock as “Preferred Stock” or “Preferred Shares,” the Operating Partnership’s common partnership interests as “Common Units,” the Operating Partnership’s preferred partnership interests as “Preferred Units” and in-service properties (excluding rental residential units and for-sale residential condominiums) to which the Company and/or the Operating Partnership have title and 100.0% ownership rights as the “Wholly Owned Properties.” References to “we” and “our” mean the Company and the Operating Partnership, collectively, unless the context indicates otherwise. References to “same property” mean the Company's in-service properties that were wholly-owned during the entirety of the periods being compared.

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

ITEM 1. BUSINESS

General

We are one of the largest owners and operators of office properties in the Southeastern and Midwestern United States. Our office properties represented 87.0% of rental and other revenues for the year ended December 31, 2011. At December 31, 2011, we:

•
wholly owned 303 in-service office, industrial and retail properties, encompassing approximately 29.3 million rentable square feet, one 228,000 square foot office property and an associated retail property under development, which are a combined 89.0% pre-leased, 96 rental residential units and 17 for-sale residential condominiums;

•
owned an interest (50.0% or less) in 35 in-service office properties, encompassing approximately 5.3 million rentable square feet, one 215-unit rental residential property under development and 11 acres of development land, including a 12.5% interest in a 261,000 square foot office property owned directly by the Company (not included in the Operating Partnership's Consolidated Financial Statements);

•
wholly owned 586 acres of undeveloped land, approximately 524 acres of which are considered core assets expected to be held indefinitely and are suitable to develop approximately 5.7 million and 2.7 million rentable square feet of office and industrial space, respectively; and

•	wholly owned one completed but not yet stabilized office redevelopment property encompassing 117,000 square feet that is 100.0% pre-leased.

At December 31, 2011, the Company owned all of the Preferred Units and 72.2 million, or 95.1%, of the Common Units. Limited partners, including one officer and two directors of the Company, own the remaining 3.7 million Common Units. Generally, the Operating Partnership is obligated to redeem each Common Unit at the request of the holder thereof for cash equal to the value of one share of Common Stock based on the average of the market price for the 10 trading days immediately preceding the notice date of such redemption provided that the Company, at its option, may elect to acquire any such Common Units presented for redemption for cash or one share of Common Stock. The Common Units owned by the Company are not redeemable.

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

In addition to this Annual Report, we file or furnish quarterly and current reports, proxy statements, interactive data and other information with the Securities and Exchange Commission (“SEC”). All documents that the Company files or furnishes with the SEC are made available as soon as reasonably practicable free of charge on our website, which is http://www.highwoods.com.

The information on our website is not and should not be considered part of this Annual Report and is not incorporated by reference in this document. You may also read and copy any document that we file or furnish at the public reference facilities of the SEC at 100 F. Street, N.E., Room 1580, Washington, DC 20549. Please call the SEC at (800) 732-0330 for further information about the public reference facilities. These documents also may be accessed through the SEC's website, which is http://www.sec.gov. In addition, you can read similar information about us at the offices of the NYSE at 20 Broad Street, New York, NY 10005.

During 2011, the Company filed unqualified Section 303A certifications with the NYSE. The Company and the Operating Partnership have also filed the CEO and CFO certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as exhibits to this Annual Report.

Business and Operating Strategy

Our Strategic Plan focuses on:

•	owning high-quality, differentiated real estate assets in the better submarkets in our core markets;

•	improving the operating results of our existing properties through concentrated leasing, asset management, cost control and customer service efforts;

•	developing and acquiring office properties in key infill submarkets that improve the overall quality of our portfolio and generate attractive returns over the long-term for our stockholders;

•	selectively disposing of properties no longer considered to be core assets primarily due to location, age, quality and overall strategic fit; and

•	maintaining a conservative, flexible balance sheet with ample liquidity to meet our funding needs and growth prospects.

Local Market Leadership. We focus our real estate activities in markets where we have extensive local knowledge and own a significant amount of assets. In each of our core markets, we maintain offices that are led by division officers with significant real estate experience. Our real estate professionals are seasoned and cycle-tested. Our senior leadership team has significant experience and maintains important relationships with market participants in each of our core markets.

Customer Service-Oriented Organization. We provide a complete line of real estate services to our customers. We believe that our in-house leasing and asset management, development, acquisition and construction management services generally allow us to respond to the many demands of our existing and potential customer base. We provide our customers with cost-effective services such as build-to-suit construction and space modification, including tenant improvements and expansions. In addition, the breadth of our capabilities and resources provides us with market information not generally available. We believe that operating efficiencies achieved through our fully integrated organization and the strength of our balance sheet also provide a competitive advantage in retaining existing customers and attracting new customers as well as setting our lease rates and pricing other services. In addition, our relationships with our customers may lead to development projects when these customers seek new space.

Geographic Diversification. Our core portfolio consists primarily of office properties in Raleigh, Tampa, Nashville, Memphis, Pittsburgh, Richmond and Orlando, office and industrial properties in Atlanta and Greensboro and retail and office properties in Kansas City. We do not believe that our operations are significantly dependent upon any particular geographic market.

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

Employees

At December 31, 2011, we had 415 full-time employees.

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

Key components affecting our rental and other revenues include average occupancy and rental rates. Average occupancy generally increases during times of improving economic growth, as our ability to lease space outpaces vacancies that occur upon the expirations of existing leases. Average occupancy generally declines during times of slower or negative economic growth and decreasing office employment because new vacancies tend to outpace our ability to lease space. In addition, the timing of changes in occupancy levels tends to lag the timing of changes in overall economic activity and employment levels. For additional information regarding our average occupancy and rental rate trends over the past five years, please read “Item 2. Properties - Wholly Owned Properties”. Lower rental revenues that may result from lower average occupancy or lower rental rates with respect to our same property portfolio will generally reduce our operating results unless offset by the impact of any newly acquired or developed properties or lower variable operating expenses, general and administrative expenses and/or interest expense.

We face considerable competition in the leasing market and may be unable to renew existing leases or re-let space on terms similar to the existing leases, or we may expend significant capital in our efforts to re-let space, which may adversely affect our operating results. Approximately 10-15% of our rental revenues at the beginning of any particular year are subject to leases that expire by the end of that year. Please read “Item 2. Properties - Lease Expirations”. As a result, in addition to seeking to increase our average occupancy by leasing current vacant space, we also concentrate our leasing efforts on renewing leases on expiring space. Because we compete with a number of other developers, owners and operators of office and office-oriented, mixed-use properties, we may be unable to renew leases with our existing customers and, if our current customers do not renew their leases, we may be unable to re-let the space to new customers. To the extent that we are able to renew leases that are scheduled to expire in the short-term or re-let such space to new customers, heightened competition resulting from adverse market conditions may require us to utilize rent concessions and tenant improvements to a greater extent than we historically have. Further, customers may seek to downsize by leasing less space from us upon any renewal.

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

Difficulties or delays in renewing leases with large customers or re-leasing space vacated by large customers could materially impact our operating results. While no customer other than the Federal Government currently accounts for more than 3.5% of our revenues, the 20 largest customers of our Wholly Owned Properties account for nearly one-third of our revenues. Please read “Item 2. Properties - Customers” and “Item 2. Properties - Lease Expirations”. Customers that currently account for more than 1.5% of our revenues include the Federal Government, AT&T, PPG Industries, PricewaterhouseCoopers and the State of Georgia. There are no assurances that these customers, or any of our other large customers, will renew all or any of their space upon expiration of their current leases.

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

In order to maintain the quality of our properties and successfully compete against other properties, we regularly must spend money to maintain, repair and renovate our properties, which reduces our cash flows. If our properties are not as attractive to customers due to physical condition as properties owned by our competitors, we could lose customers or suffer lower rental rates. As a result, we may from time to time be required to make significant capital expenditures to maintain the competitiveness of our properties. There can be no assurances that any such expenditures would result in higher occupancy or higher rental rates or deter existing customers from relocating to properties owned by our competitors.

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

Compliance with new laws or regulations or stricter interpretation of existing laws may require us to incur significant expenditures. Future laws or regulations may impose significant environmental liability. Additionally, our customers' operations, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply and that may subject us to liability in the form of fines or damages for noncompliance. Any expenditures, fines or damages we must pay would reduce our operating results. Proposed legislation to address climate change could increase utility and other costs of operating our properties which, if not offset by rising rental income, would reduce our net income.

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

Our operating results may suffer if costs of operating our properties, such as real estate taxes, utilities, insurance, maintenance and other costs, rise faster than our ability to increase rental revenues. While we receive additional rent from our customers that is based on recovering a portion of operating expenses, increased operating expenses will negatively impact our operating results. Our revenues and expense recoveries are subject to longer-term leases and may not be quickly increased sufficient to recover an increase in operating costs and expenses. Furthermore, the costs associated with owning and operating a property are not necessarily reduced when circumstances such as market factors and competition cause a reduction in rental revenues from the property. Increases in same property operating expenses would reduce our operating results unless offset by higher rental rates, the impact of any newly acquired or developed properties, or lower general and administrative expenses and/or interest expense.

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

In addition to acquisitions, we periodically consider developing or re-developing properties. Risks associated with development and re-development activities include:

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

Because holders of Common Units, including one of the Company's officers and two of the Company's directors, may suffer adverse tax consequences upon the sale of some of our properties, they may seek to influence us not to sell certain properties even if such a sale would otherwise be in our best interest. Holders of Common Units may suffer adverse tax consequences upon the sale of certain properties. Therefore, holders of Common Units, including one of our officers and two of our directors, may have different objectives than our stockholders regarding the appropriate pricing and timing of a property's sale. Although the Company is the sole general partner of the Operating Partnership and has the exclusive authority to sell any of our Wholly Owned Properties, those who hold Common Units may seek to influence us not to sell certain properties even if such sale might be financially advantageous to stockholders, creditors, bondholders or our business as a whole or influence us to enter into tax deferred exchanges with the proceeds of such sales when such a reinvestment might not otherwise be in our best interest.

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

Our use of debt to finance our operations could have a material adverse effect on our cash flow and ability to make distributions. We are subject to risks associated with debt financing, such as the sufficiency of cash flow to meet required payment obligations, ability to comply with financial ratios and other covenants and the availability of capital to refinance existing indebtedness or fund important business initiatives. Increases in interest rates on our variable rate debt would increase our interest expense. If we fail to comply with the financial ratios and other covenants under our credit facilities, we would likely not be able to borrow any further amounts under such facilities, which could adversely affect our ability to fund our operations, and our lenders could accelerate outstanding debt. Further, we are currently assigned corporate credit ratings from Moody's Investors Service, Standard and Poor's Rating Services and Fitch Ratings based on their evaluation of our creditworthiness. These agencies' ratings are based on a number of factors, some of which are not within our control. In addition to factors specific to our financial strength and performance, the rating agencies also consider conditions affecting REITs generally. We cannot assure you that our credit ratings will not be downgraded. If our credit ratings are downgraded or other negative action is taken, we could be required, among other things, to pay additional interest and fees on outstanding borrowings under our revolving credit facility and term loans.

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

The Company may be subject to taxation as a regular corporation if it fails to maintain its REIT status, which could also have a material adverse effect on the Company's stockholders and on the Operating Partnership. We may be subject to adverse consequences if the Company fails to continue to qualify as a REIT for federal income tax purposes. While we intend to operate in a manner that will allow the Company to continue to qualify as a REIT, we cannot provide any assurances that the Company will remain qualified as such in the future, which would have particularly adverse consequences to the Company's stockholders. Many of the requirements for taxation as a REIT are highly technical and complex and depend upon various factual matters and circumstances that may not be entirely within our control. The fact that the Company holds virtually all of its assets through the Operating Partnership and its subsidiaries further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, Congress and the Internal Revenue Service might change the tax laws and regulations and the courts might issue new rulings that make it more difficult, or impossible, for the Company to remain qualified as a REIT. If the Company fails to qualify as a REIT, it would be subject to federal income tax at regular corporate rates and would, therefore, have less cash available for investments or payment of principal and interest to creditors or bondholders. Such events would likely have a significant adverse effect on our operating results, financial condition and cash flows.

The market value of the Common Stock can be adversely affected by many factors. As with any public company, a number of factors may adversely influence the public market price of the Common Stock. These factors include:

•	the level of institutional interest in us;

•	the perceived attractiveness of investment in us, in comparison to other REITs;

•	the attractiveness of securities of REITs in comparison to other asset classes;

•	our financial condition and performance;

•	the market's perception of our growth potential and potential future cash dividends;

•	government action or regulation, including changes in tax laws;

•	increases in market interest rates, which may lead investors to expect a higher annual yield from our distributions in relation to the price of the Common Stock;

•	changes in our credit ratings; and

•	any negative change in the level of our dividend.

We cannot assure you that we will continue to pay dividends at historical rates. We generally expect to use cash flows from operating activities to fund dividends. The following factors will affect such cash flows and, accordingly, influence the decisions of the Company's board of directors regarding dividends:

•
debt service requirements after taking into account debt covenants and the repayment and restructuring of certain indebtedness and the availability of alternative sources of debt and equity capital and their impact on our ability to refinance existing debt and grow our business;

•	scheduled increases in base rents of existing leases;

•	changes in rents attributable to the renewal of existing leases or replacement leases;

•	changes in occupancy rates at existing properties and execution of leases for newly acquired or developed properties;

•	changes in operating expenses;

•	anticipated leasing capital expenditures attributable to the renewal of existing leases or replacement leases;

•	anticipated building improvements; and

•	expected cash flows from financing and investing activities.

The decision to declare and pay dividends on the Common Stock in the future, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of the Company's board of directors Any change in our dividend policy could have a material adverse effect on the market price of the Common Stock.

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

Because provisions contained in Maryland law, the Company's charter and the Company's bylaws may have an anti-takeover effect, stockholders may be prevented from receiving a “control premium” for the Common Stock. Provisions contained in the Company's charter and bylaws as well as Maryland general corporation law may have anti-takeover effects that delay, defer or prevent a takeover attempt, and thereby prevent our stockholders from receiving a “control premium” for their shares. For example, these provisions may defer or prevent tender offers for the Common Stock or purchases of large blocks of the Common Stock, thus limiting the opportunities for the Company's stockholders to receive a premium for their shares of Common Stock over then-prevailing market prices. These provisions include the following:

•
Ownership limit. The Company's charter prohibits direct, indirect or constructive ownership by any person or entity of more than 9.8% of the Company's outstanding capital stock. Any attempt to own or transfer shares of capital stock in excess of the ownership limit without the consent of the Company's board of directors will be void.

•
Preferred Stock. The Company's charter authorizes the board of directors to issue preferred stock in one or more classes and to establish the preferences and rights of any class of preferred stock issued. These actions can be taken without stockholder approval. The issuance of preferred stock could have the effect of delaying or preventing someone from taking control of the Company, even if a change in control were in our best interest.

•
Maryland unsolicited takeover statute. Under Maryland law, the Company's board of directors could adopt various anti-takeover provisions without the consent of stockholders. The adoption of such measures could discourage offers for the Company or make an acquisition of the Company more difficult, even when an acquisition would be in the best interest of the Company's stockholders.

•
Anti‑takeover protections of operating partnership agreement. Upon a change in control of the Company, the partnership agreement of the Operating Partnership requires certain acquirers to maintain an umbrella partnership real estate investment trust structure with terms at least as favorable to the limited partners as are currently in place. For instance, the acquirer would be required to preserve the limited partner's right to continue to hold tax-deferred partnership interests that are redeemable for capital stock of the acquirer. Exceptions would require the approval of two-thirds of the limited partners of our Operating Partnership (other than the Company). These provisions may make a change of control transaction involving the Company more complicated and therefore might decrease the likelihood of such a transaction occurring, even if such a transaction would be in the best interest of the Company's stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Wholly Owned Properties

The following table sets forth information about our Wholly Owned Properties:

	December 31, 2011		December 31, 2010
	Rentable Square Feet	Percent Occupied/ Leased/ Pre-Leased	Rentable Square Feet	Percent Occupied/ Leased/ Pre-Leased
In-Service (Occupied):
Office	22,612,000	89.2%	20,502,000	89.9%
Industrial	5,827,000	91.6	5,827,000	90.4
Retail	853,000	98.7	853,000	97.8
Total or Weighted Average	29,292,000	90.0%	27,182,000	90.3%

Development (Leased/pre-leased):
Completed—Not Stabilized (1)
Office	117,000	100.0%	265,000	13.4%
Total or Weighted Average	117,000	100.0%	265,000	13.4%
In Process (1)
Office	228,000	88.9%	—	—
Total or Weighted Average	228,000	88.9%	—	—

Total:
Office	22,957,000		20,767,000
Industrial	5,827,000		5,827,000
Retail	853,000		853,000
Total	29,637,000		27,447,000
__________

(1)
We consider a development project to be stabilized upon the earlier of the original projected stabilization date or the date such project is generally more than 90% occupied. None of these properties qualified for development in process as reflected in our Consolidated Balance Sheets since substantial development activity is not underway.

The following table sets forth the net changes in square footage of our in-service Wholly Owned Properties:

	Year Ended December 31,
	2011	2010	2009
	(rentable square feet in thousands)
Office, Industrial and Retail Properties:
Dispositions	(136)	(1,309)	(550)
Developments Placed In-Service	208	413	751
Redevelopment/Other	(53)	(35)	(17)
Acquisitions	2,091	336	220
Net Change in Square Footage of In-Service Wholly Owned Properties	2,110	(595)	404

The following table sets forth information about our in-service Wholly Owned Properties by segment and by geographic location at December 31, 2011:

	Rentable Square Feet	Occupancy	Percentage of Annualized Cash Rental Revenue (1)
Market			Office	Industrial	Retail	Total
Raleigh	4,245,000	90.1%	15.6%	—	—	15.6%
Atlanta	6,378,000	90.1	11.6	3.5%	—	15.1
Tampa	2,879,000	90.2	13.4	—	—	13.4
Nashville	3,094,000	94.1	12.6	—	—	12.6
Kansas City	1,504,000	90.5	2.9	—	6.5%	9.4
Memphis	2,072,000	85.6	8.0	—	—	8.0
Richmond	2,229,000	90.0	7.2	—	—	7.2
Pittsburgh	1,540,000	82.7	7.0	—	—	7.0
Piedmont Triad	4,038,000	91.1	4.3	2.5	—	6.8
Greenville	897,000	89.6	3.1	—	—	3.1
Orlando	416,000	90.6	1.8	—	—	1.8
Total	29,292,000	90.0%	87.5%	6.0%	6.5%	100.0%
__________

(1)
Annualized Cash Rental Revenue is cash rental revenue (base rent plus additional rent based on the level of operating expenses, excluding straight-line rent) for the month of December 2011 multiplied by 12.

The following table sets forth operating information about our in-service Wholly Owned Properties:

	Average Occupancy	Annualized GAAP Rent Per Square Foot (1)	Annualized Cash Rent Per Square Foot (2)
2007	90.2%	$16.72	$16.27
2008	91.2%	$17.41	$17.18
2009	88.2%	$17.75	$17.53
2010	88.6%	$18.03	$17.40
2011	89.6%	$18.58	$17.84
__________

(1)
Annualized GAAP Rent Per Square Foot is rental revenue (base rent plus additional rent based on the level of operating expenses, including straight-line rent) for the month of December of the respective year multiplied by 12, divided by total occupied square footage.

(2)
Annualized Cash Rent Per Square Foot is cash rental revenue (base rent plus additional rent based on the level of operating expenses, excluding straight-line rent) for the month of December of the respective year multiplied by 12, divided by total occupied square footage.

Customers

The following table sets forth information concerning the 20 largest customers of our Wholly Owned Properties at December 31, 2011:

Customer	Rental Square Feet	Annualized Cash Rental Revenue (1)	Percent of Total Annualized Cash Rental Revenue (1)	Weighted Average Remaining Lease Term in Years
		(in thousands)
Federal Government	2,069,494	$43,516	9.19%	7.2
AT&T	755,667	14,637	3.09	1.8
PPG Industries	340,428	8,836	1.87	9.5
PricewaterhouseCoopers	318,647	8,799	1.86	1.3
State of Georgia	417,535	7,479	1.58	6.2
Healthways	290,689	6,702	1.42	10.4
Metropolitan Life Insurance	296,595	5,956	1.26	6.3
T-Mobile USA	210,971	5,649	1.19	2.5
HCA Corporation	231,176	5,345	1.13	3.2
Lockton Companies	170,743	5,003	1.06	18.2
Syniverse Technologies	198,750	4,194	0.89	4.8
BB&T	256,379	4,104	0.87	3.6
Vanderbilt University	188,254	4,038	0.85	3.8
RBC Bank	164,271	3,971	0.84	14.9
SCI Services	162,784	3,785	0.80	5.6
Volvo	302,509	3,682	0.78	2.8
Aon	149,114	3,589	0.76	8.0
Jacobs Engineering Group	210,126	3,532	0.75	3.3
Fluor Enterprises	195,930	3,511	0.74	1.4
Deloitte & Touche	120,934	3,363	0.71	2.3
Total	7,050,996	$149,691	31.64%	6.0
__________

(1)
Annualized Cash Rental Revenue is cash rental revenue (base rent plus additional rent based on the level of operating expenses, excluding straight-line rent) for the month of December 2011 multiplied by 12.

Land Held for Development

We wholly owned 586 acres of development land at December 31, 2011. We estimate that we can develop approximately 5.7 million and 2.7 million rentable square feet of office and industrial space, respectively, on the 524 acres that we consider core assets for our future development needs. Our development land is zoned and available for office and industrial development, and nearly all of the land has utility infrastructure in place. We believe that our commercially zoned and unencumbered land in existing business parks gives us a development advantage over other commercial real estate development companies in many of our markets.

We consider 62 acres of our wholly owned development land at December 31, 2011 to be non-core assets that are not necessary for our foreseeable future development needs. We intend to dispose of such non-core development land through sales to third parties or contributions to joint ventures.

Other Properties

The following table sets forth information about our stabilized in-service properties in which we own an interest (50.0% or less) by segment and by geographic location at December 31, 2011:

	Rentable Square Feet	Weighted Average Ownership Interest	Occupancy	Percentage of Annualized Cash Rental Revenue (1)
Market				Office
Orlando, FL	1,853,000	35.2%	83.0%	40.6%
Kansas City, MO (2)	719,000	43.0	83.9	18.7
Raleigh, NC	814,000	25.0	93.5	12.8
Atlanta, GA	840,000	40.6	75.7	12.6
Richmond, VA (3)	413,000	50.0	100.0	8.6
Tampa, FL (4)	205,000	20.0	81.9	3.6
Piedmont Triad, NC	258,000	43.4	42.8	1.8
Charlotte, NC	148,000	22.8	100.0	1.3
Total	5,250,000	35.2%	83.4%	100.0%
__________

(1)
Annualized Cash Rental Revenue is cash rental revenue (base rent plus additional rent based on the level of operating expenses, excluding straight-line rent) for the month of December 2011 multiplied by 12.

(2)	Includes a 12.5% interest in a 261,000 square foot office property owned directly by the Company (not included in the Operating Partnership’s Consolidated Financial Statements).

(3)	We own a 50.0% interest in this joint venture, which is consolidated.

(4)	We own a 20.0% interest in this joint venture, which is consolidated.

Lease Expirations

The following tables set forth scheduled lease expirations for existing leases at our in-service and completed – not stabilized Wholly Owned Properties at December 31, 2011:

Office Properties:

Lease Expiring	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases	Annualized Cash Rental Revenue Under Expiring Leases (1)	Average Annual Cash Rental Rate Per Square Foot for Expirations	Percent of Annualized Cash Rental Revenue Represented by Expiring Leases (1)
			($ in thousands)
2012 (2)	2,155,616	10.7%	$44,142	$20.48	10.7%
2013	2,741,177	13.6	60,662	22.13	14.8
2014	2,725,889	13.5	58,460	21.45	14.3
2015	2,506,128	12.4	51,207	20.43	12.5
2016	2,239,941	11.1	41,260	18.42	10.0
2017	2,035,928	10.1	37,469	18.40	9.1
2018	1,160,624	5.8	25,221	21.73	6.1
2019	914,305	4.5	18,228	19.94	4.4
2020	606,354	3.0	10,398	17.15	2.5
2021	1,197,566	5.9	24,663	20.59	6.0
Thereafter	1,893,834	9.4	39,657	20.94	9.6
	20,177,362	100.0%	$411,367	$20.39	100.0%

Industrial Properties:

Lease Expiring	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases	Annualized Cash Rental Revenue Under Expiring Leases (1)	Average Annual Cash Rental Rate Per Square Foot for Expirations	Percent of Annualized Cash Rental Revenue Represented by Expiring Leases (1)
			($ in thousands)
2012 (3)	712,246	13.4%	$4,309	$6.05	15.3%
2013	693,523	13.0	3,971	5.73	14.1
2014	1,000,904	18.7	5,522	5.52	19.4
2015	468,016	8.8	2,436	5.20	8.6
2016	655,237	12.3	3,038	4.64	10.8
2017	474,637	8.9	1,629	3.43	5.8
2018	88,467	1.7	431	4.87	1.5
2019	146,324	2.7	669	4.57	2.4
2020	90,078	1.7	376	4.17	1.3
2021	175,805	3.3	581	3.30	2.1
Thereafter	828,952	15.5	5,287	6.38	18.7
	5,334,189	100.0%	$28,249	$5.30	100.0%
__________

(1)
Annualized Cash Rental Revenue is cash rental revenue (base rent plus additional rent based on the level of operating expenses, excluding straight-line rent) for the month of December 2011 multiplied by 12.

(2)	Includes 126,000 square feet of leases that are on a month-to-month basis, which represent 0.5% of total annualized cash rental revenue.

(3)	Includes 133,000 square feet of leases that are on a month-to-month basis, which represent 0.1% of total annualized cash rental revenue.

Retail Properties:

Lease Expiring	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases	Annualized Cash Rental Revenue Under Expiring Leases (1)	Average Annual Cash Rental Rate Per Square Foot for Expirations	Percent of Annualized Cash Rental Revenue Represented by Expiring Leases (1)
			($ in thousands)
2012 (2)	67,646	8.0%	$1,803	$26.65	5.9%
2013	81,518	9.7	2,024	24.83	6.6
2014	40,120	4.8	1,993	49.68	6.5
2015	55,037	6.5	2,773	50.38	9.1
2016	63,397	7.5	3,162	49.88	10.3
2017	93,570	11.1	2,281	24.38	7.5
2018	83,588	9.9	4,109	49.16	13.4
2019	96,624	11.5	2,960	30.63	9.7
2020	67,675	8.0	2,083	30.78	6.8
2021	103,973	12.5	4,216	40.55	13.7
Thereafter	88,658	10.5	3,205	36.15	10.5
	841,806	100.0%	$30,609	$36.36	100.0%

Total:

Lease Expiring	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases	Annualized Cash Rental Revenue Under Expiring Leases (1)	Average Annual Cash Rental Rate Per Square Foot for Expirations	Percent of Annualized Cash Rental Revenue Represented by Expiring Leases (1)
			($ in thousands)
2012 (3)	2,935,508	11.1%	$50,254	$17.12	10.7%
2013	3,516,218	13.3	66,657	18.96	14.2
2014	3,766,913	14.3	65,975	17.51	14.1
2015	3,029,181	11.5	56,416	18.62	12.0
2016	2,958,575	11.2	47,460	16.04	10.1
2017	2,604,135	9.9	41,379	15.89	8.8
2018	1,332,679	5.1	29,761	22.33	6.3
2019	1,157,253	4.4	21,857	18.89	4.6
2020	764,107	2.9	12,857	16.83	2.7
2021	1,477,344	5.6	29,460	19.94	6.3
Thereafter	2,811,444	10.7	48,149	17.13	10.2
	26,353,357	100.0%	$470,225	$17.84	100.0%
__________

(1)
Annualized Cash Rental Revenue is cash rental revenue (base rent plus additional rent based on the level of operating expenses, excluding straight-line rent) for the month of December 2011 multiplied by 12.

(2)	Includes 4,000 square feet of leases that are on a month-to-month basis, which represent less than 0.1% of total annualized cash rental revenue.

(3)	Includes 263,000 square feet of leases that are on a month-to-month basis, which represent 0.6% of total annualized cash rental revenue.

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

Name	Age	Position and Background
Edward J. Fritsch	53
Director, President and Chief Executive Officer.
Mr. Fritsch has been a director since January 2001. Mr. Fritsch became our chief executive officer and chair of the investment committee of our board of directors on July 1, 2004 and our president in December 2003. Prior to that, Mr. Fritsch was our chief operating officer from January 1998 to July 2004 and was a vice president and secretary from June 1994 to January 1998. Mr. Fritsch joined our predecessor in 1982 and was a partner of that entity at the time of our initial public offering in June 1994. Mr. Fritsch is a member of the National Association of Real Estate Investment Trusts (“NAREIT”) Board of Governors and member of its executive committee, past chair of the University of North Carolina Board of Visitors, trustee of the North Carolina Symphony, director of the YMCA of the Triangle, director of Capital Associated Industries, Inc. and member of its audit committee and member of Wells Fargo's Central Regional Advisory Board.

Michael E. Harris	62
Executive Vice President and Chief Operating Officer.
Mr. Harris became chief operating officer in July 2004. Prior to that, Mr. Harris was a senior vice president and was responsible for our operations in Memphis, Nashville, Kansas City and Charlotte. Mr. Harris was executive vice president of Crocker Realty Trust prior to its merger with us in 1996. Before joining Crocker Realty Trust, Mr. Harris served as senior vice president, general counsel and chief financial officer of Towermarc Corporation, a privately owned real estate development firm. Mr. Harris is a member of the executive committee of the Urban Land Institute – Triangle Chapter and is past president of the Lambda Alpha International Land Economics Society. Mr. Harris currently serves on the Advisory Board of the Graduate School of Real Estate at the University of Mississippi.

Terry L. Stevens	63
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

Jeffrey D. Miller	41
Vice President, General Counsel and Secretary.
Prior to joining us in March 2007, Mr. Miller was a partner with DLA Piper US, LLP, where he practiced since 2005. Previously, he had been a partner with Alston & Bird LLP. He is admitted to practice in North Carolina. Mr. Miller currently serves as lead independent director of Hatteras Financial Corp., a publicly-traded mortgage REIT.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth high and low stock prices per share reported on the NYSE and dividends paid per share:

	2011			2010
Quarter Ended	High	Low	Dividend	High	Low	Dividend
March 31	$35.15	$31.25	$0.425	$33.98	$27.09	$0.425
June 30	$37.51	$31.71	$0.425	$33.87	$27.57	$0.425
September 30	$35.15	$26.43	$0.425	$33.25	$26.25	$0.425
December 31	$32.27	$25.64	$0.425	$35.38	$29.39	$0.425

On December 31, 2011, the last reported stock price of the Common Stock on the NYSE was $29.67 per share and the Company had 1,038 common stockholders of record. There is no public trading market for the Common Units. On December 31, 2011, the Operating Partnership had 112 holders of record of Common Units (other than the Company). At December 31, 2011, there were 72.6 million shares of Common Stock outstanding and 3.7 million Common Units outstanding, not owned by the Company.

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

We generally expect to use cash flows from operating activities to fund distributions. The following factors will affect such cash flows and, accordingly, influence the decisions of the Company’s Board of Directors regarding dividends and distributions:

•
debt service requirements after taking into account debt covenants and the repayment and restructuring of certain indebtedness and the availability of alternative sources of debt and equity capital and their impact on our ability to refinance existing debt and grow our business;

•	scheduled increases in base rents of existing leases;

•	changes in rents attributable to the renewal of existing leases or replacement leases;

•	changes in occupancy rates at existing properties and execution of leases for newly acquired or developed properties;

•	changes in operating expenses;

•	anticipated leasing capital expenditures attributable to the renewal of existing leases or replacement leases;

•	anticipated building improvements; and

•	expected cash flows from financing and investing activities.

The following stock price performance graph compares the performance of our Common Stock to the S&P 500, the Russell 2000 and the FTSE NAREIT All Equity REITs Index. The stock price performance graph assumes an investment of $100 in our Common Stock and the three indices on December 31, 2005 and further assumes the reinvestment of all dividends. Equity REITs are defined as those that derive more than 75.0% of their income from equity investments in real estate assets. The FTSE NAREIT All Equity REITs Index includes all equity REITs not designated as Timber REITs listed on the NYSE, the American Stock Exchange or the NASDAQ National Market System. Stock price performance is not necessarily indicative of future results.

	For the Period from December 31, 2006 to December 31,
Index	2007	2008	2009	2010	2011
Highwoods Properties, Inc.	75.33	74.25	96.83	97.82	96.08
S&P 500	105.49	66.46	84.05	96.71	98.76
Russell 2000	98.43	65.18	82.89	105.14	100.75
FTSE NAREIT All Equity REITs Index	84.31	52.50	67.20	85.98	93.11

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

During 2011, cash dividends on Common Stock totaled $1.70 per share, $0.55 of which represented return of capital and none of which represented capital gains for income tax purposes. The minimum dividend per share of Common Stock required for the Company to maintain its REIT status was $1.01 per share in 2011.

During the fourth quarter of 2011, the Company issued an aggregate of 21,161 shares of Common Stock to holders of Common Units in the Operating Partnership upon the redemption of a like number of Common Units in private offerings exempt from the registration requirements pursuant to Section 4(2) of the Securities Act. Each of the holders of Common Units was an accredited investor under Rule 501 of the Securities Act. The resale of such shares was registered by the Company under the Securities Act.

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

Information about the Company’s equity compensation plans and other related stockholder matters is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 15, 2012.

ITEM 6. SELECTED FINANCIAL DATA

The operating results of the Company for the years ended December 31, 2010, 2009, 2008 and 2007 have been revised from previously reported amounts to reflect in discontinued operations the operations for those properties sold or held for sale which required discontinued operations presentation. The information in the following tables should be read in conjunction with the Company’s Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein ($ in thousands, except per share data):

	Year Ended December 31,
	2011	2010	2009	2008	2007
Rental and other revenues	$482,852	$461,126	$448,018	$443,018	$410,294
Income from continuing operations	$44,501	$70,910	$46,458	$37,518	$48,918
Income from continuing operations available for common stockholders	$35,380	$60,467	$37,400	$23,868	$30,130
Net income	$47,971	$72,303	$61,694	$35,610	$97,095
Net income available for common stockholders	$38,677	$61,790	$51,778	$22,080	$74,983
Earnings per common share – basic:
Income from continuing operations available for common stockholders	$0.49	$0.84	$0.55	$0.40	$0.53
Net income	$0.54	$0.86	$0.76	$0.37	$1.32
Earnings per common share – diluted:
Income from continuing operations available for common stockholders	$0.49	$0.84	$0.55	$0.40	$0.53
Net income	$0.54	$0.86	$0.76	$0.37	$1.31
Dividends declared and paid per common share	$1.70	$1.70	$1.70	$1.70	$1.70

	December 31,
	2011	2010	2009	2008	2007
Total assets	$3,180,992	$2,871,835	$2,887,101	$2,946,170	$2,926,955
Mortgages and notes payable	$1,903,213	$1,522,945	$1,469,155	$1,604,685	$1,641,987
Financing obligations	$31,444	$33,114	$37,706	$34,174	$35,071

The operating results of the Operating Partnership for the years ended December 31, 2010, 2009, 2008 and 2007 have been revised from previously reported amounts to reflect in discontinued operations the operations for those properties sold or held for sale which required discontinued operations presentation. The information in the following tables should be read in conjunction with the Operating Partnership’s Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein ($ in thousands, except per unit data):

	Year Ended December 31,
	2011	2010	2009	2008	2007
Rental and other revenues	$482,852	$461,126	$448,018	$443,018	$410,294
Income from continuing operations	$44,562	$70,883	$46,404	$37,391	$48,177
Income from continuing operations available for common unitholders	$37,359	$63,690	$39,685	$25,438	$31,736
Net income	$48,032	$72,276	$61,640	$35,483	$94,895
Net income available for common unitholders	$40,829	$65,083	$54,921	$23,530	$78,454
Earnings per common unit – basic:
Income from continuing operations available for common unitholders	$0.49	$0.85	$0.56	$0.40	$0.52
Net income	$0.54	$0.87	$0.77	$0.37	$1.29
Earnings per common unit – diluted:
Income from continuing operations available for common unitholders	$0.49	$0.85	$0.56	$0.40	$0.52
Net income	$0.54	$0.87	$0.77	$0.37	$1.28
Distributions declared and paid per common unit	$1.70	$1.70	$1.70	$1.70	$1.70

	December 31,
	2011	2010	2009	2008	2007
Total assets	$3,179,884	$2,870,671	$2,885,738	$2,944,856	$2,925,804
Mortgages and notes payable	$1,903,213	$1,522,945	$1,469,155	$1,604,685	$1,641,987
Financing obligations	$31,444	$33,114	$37,706	$34,174	$35,071

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a fully integrated, self-administered and self-managed equity REIT that provides leasing, management, development, construction and other customer-related services for our properties and for third parties. The Company conducts virtually all of its activities through the Operating Partnership. The Operating Partnership is managed by the Company, its sole general partner. At December 31, 2011, we owned or had an interest in 338 in-service office, industrial and retail properties, encompassing approximately 34.5 million square feet, 96 rental residential units and 17 for-sale residential condominiums, which includes a 12.5% interest in a 261,000 square foot office property directly owned by the Company (not included in the Operating Partnership's Consolidated Financial Statements). We are based in Raleigh, NC, and our properties and development land are located in Florida, Georgia, Maryland, Mississippi, Missouri, North Carolina, Pennsylvania, South Carolina, Tennessee and Virginia.

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

Executive Summary

Our Strategic Plan focuses on:

•	owning high-quality, differentiated real estate assets in the better submarkets in our core markets;

•	improving the operating results of our existing properties through concentrated leasing, asset management, cost control and customer service efforts;

•	developing and acquiring office properties in key infill submarkets that improve the overall quality of our portfolio and generate attractive returns over the long-term for our stockholders;

•	selectively disposing of properties no longer considered to be core assets primarily due to location, age, quality and overall strategic fit; and

•	maintaining a conservative, flexible balance sheet with ample liquidity to meet our funding needs and growth prospects.

While we own and operate a limited number of industrial, retail and residential properties, our operating results depend heavily on successfully leasing and operating our office properties. Economic growth and employment levels in our core markets are and will continue to be important determinative factors in predicting our future operating results.

The key components affecting our rental and other revenues are average occupancy, rental rates, new developments placed in service, acquisitions and dispositions. Average occupancy generally increases during times of improving economic growth, as our ability to lease space outpaces vacancies that occur upon the expirations of existing leases. Average occupancy generally declines during times of slower economic growth, when new vacancies tend to outpace our ability to lease space. Asset acquisitions, dispositions and new developments placed in service directly impact our rental revenues and could impact our average occupancy, depending upon the occupancy rate of the properties that are acquired, sold or placed in service. A further indicator of the predictability of future revenues is the expected lease expirations of our portfolio. As a result, in addition to seeking to increase our average occupancy by leasing current vacant space, we also must concentrate our leasing efforts on renewing leases on expiring space. For more information regarding our lease expirations, see “Item 2. Properties - Lease Expirations.” We expect average occupancy in 2012 to be similar compared to 2011.

Whether or not our rental revenue tracks average occupancy proportionally depends upon whether rents under new leases signed are higher or lower than the rents under the previous leases. Annualized rental revenues from second generation leases signed during any particular year are generally less than 15% of our total annual rental revenues. During the fourth quarter of 2011, we leased 1.1 million square feet of second generation office space, defined as space previously occupied under our ownership that becomes available for lease or acquired vacant space, with a weighted average term of 6.8 years. On average, tenant improvements for such leases were $11.45 per square foot, lease commissions were $4.58 per square foot and rent concessions were $3.41 per square foot. Annualized GAAP rents under such leases were $21.96 per square foot, or 2.8% higher than under previous leases.

We strive to maintain a diverse, stable and creditworthy customer base. We have an internal guideline whereby customers that account for more than 3% of our revenues are periodically reviewed with the Company's Board of Directors. Currently, no customer accounts for more than 3% of our revenues other than the Federal Government, which accounts for 9.2% of our revenues, and AT&T, which accounts for 3.1% of our revenues. See “Item 2. Properties - Customers.”

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

We anticipate commencing up to $150 million of new development in 2012. Any such projects would not be placed in service until 2013 or beyond. We also anticipate acquiring up to $300 million of new properties and selling up to $150 million of non-core properties in 2012.

We intend to maintain a conservative and flexible balance sheet that allows us to capitalize on favorable development and acquisition opportunities as they arise. As of December 31, 2011, our mortgages and notes payable represented 46.6% of the undepreciated book value of our assets. We expect this ratio to remain under 50% during 2012.

Results of Operations

Comparison of 2011 to 2010

Rental and Other Revenues

Rental and other revenues from continuing operations were $21.7 million, or 4.7%, higher in 2011 as compared to 2010 primarily due to the acquisitions of office properties in Pittsburgh, PA, Atlanta, GA and Raleigh, NC in 2011 and office properties in Memphis, TN and Tampa, FL in 2010, which accounted for $20.0 million of the increase, and the contribution of development properties placed in service at various times throughout the two-year period, which accounted for $1.8 million of the increase. Same property revenues were virtually unchanged in 2011 compared to 2010 primarily due to an increase in average occupancy from 89.7% in 2010 to 90.2% in 2011, offset by a slight decrease in annualized GAAP rents per square foot from $18.46 in 2010 to $18.38 in 2011. We expect 2012 rental and other revenues, adjusted for any discontinued operations, to increase over 2011 due to the full year contribution of acquisitions closed in 2011 and slightly higher average occupancy as a result of improving economic conditions.

Operating Expenses

Rental property and other expenses were 7.6% higher in 2011 as compared to 2010 primarily due to our recent acquisition activity, the contribution of development properties recently placed in service and higher real estate taxes and utilities in our same property portfolio. We expect 2012 rental property and other expenses, adjusted for any discontinued operations, to increase over 2011 due to the full year contribution of acquisitions closed in 2011.

Operating margin, defined as rental and other revenues less rental property and other expenses expressed as a percentage of rental and other revenues, was lower at 63.5% in 2011 as compared to 64.5% in 2010. Operating margin is expected to be similar in 2012 as compared to 2011.

Depreciation and amortization was 5.6% higher in 2011 as compared to 2010 primarily due to our recent acquisition activity and the contribution of development properties recently placed in service. We expect depreciation expense to be higher in 2012 as compared to 2011 due to the full year contribution of acquisitions closed in 2011.

We recorded impairment of assets held for use of $2.4 million in 2011 related to two office properties located in Orlando, FL. Impairments can arise from a number of factors; accordingly, there can be no assurances that we will not be required to record additional impairment charges in the future.

General and administrative expenses were 8.4% higher in 2011 as compared to 2010 primarily due to property acquisition costs, offset by lower expenses from management's continuing efforts to control general and administrative expenses. We expect general and administrative expenses in 2012 to decrease over 2011 due to lower property acquisition costs.

Other Income

Other income was $1.7 million higher in 2011 as compared to 2010 primarily due to interest income on an advance to unconsolidated affiliate in 2011 and loss on debt extinguishment in 2010. We expect other income in 2012 to increase slightly over 2010 due to the full year impact of interest income on this advance to unconsolidated affiliate.

Interest Expense

Interest expense was 2.8% higher in 2011 as compared to 2010 primarily due to higher average debt balances from our net acquisition and investment activity, offset by lower average interest rates and higher financing obligation interest expense in 2010. We anticipate interest expense will increase in 2012 due to the full year impact of higher average debt balances from acquisition activity, partly offset by lower average interest rates on our outstanding borrowings in 2012.

Gains on Disposition of Investment in Unconsolidated Affiliates

Gains on disposition of investment in unconsolidated affiliates were $23.0 million lower in 2011 as compared to 2010 due to the disposition of our equity interests in a series of unconsolidated joint ventures relating to properties in Des Moines, IA in 2010.

Gain on Disposition of Discontinued Operations

Gains on disposition of discontinued operations were $2.7 million higher in 2011 as compared to 2010 due to the disposition of an office property in Winston Salem, NC in 2011.

Dividends on Preferred Stock

Dividends on Preferred Stock were $2.2 million lower in 2011 as compared to 2010 due to the redemption of Preferred B shares in 2011. As a result of this redemption we recorded $1.9 million of excess of Preferred Stock redemption cost over carrying value.

Comparison of 2010 to 2009

Rental and Other Revenues

Rental and other revenues from continuing operations were $13.1 million, or 2.9%, higher in 2010 as compared to 2009. The increase in rental and other revenues was primarily due to the acquisitions of an office property in Memphis, TN in 2010 and an office property in Tampa, FL in 2009, which accounted for $9.2 million of the increase, and the contribution of development properties placed in service at various times throughout the two-year period, which accounted for $7.3 million of the increase. Same property revenues were $4.4 million, or 1.1%, lower in 2010 compared to 2009. The decrease in same property revenues resulted primarily from a decrease in average occupancy from 90.0% in 2009 to 89.6% in 2010 and in annualized GAAP rents per square foot from $18.19 in 2009 to $18.08 in 2010.

Operating Expenses

Rental property and other expenses were 1.0% higher in 2010 as compared to 2009 primarily due to our recent acquisition activity and the contribution of development properties recently placed in service, offset by lower expenses resulting from management's continuing efforts to reduce operating expenses in our same property portfolio.

Operating margin, defined as rental and other revenues less rental property and other expenses expressed as a percentage of rental and other revenues, was higher at 64.5% in 2010 as compared to 63.8% in 2009.

Depreciation and amortization was 4.4% higher in 2010 as compared to 2009 primarily due to our acquisition activity and the contribution of development properties placed in service.

We recorded impairment of assets held for use of $2.6 million in 2009 related to four office properties in Winston-Salem, NC.

General and administrative expenses were 10.2% lower in 2010 as compared to 2009 primarily due to lower incentive compensation, a decrease in the value of marketable securities held under our non-qualified deferred compensation plan, and lower expenses from management's continuing efforts to reduce general and administrative expenses.

Other Income

Other income was $3.9 million lower in 2010 as compared to 2009 primarily due to a decrease in the value of marketable securities held under our non-qualified deferred compensation plan and gains on debt extinguishment and favorable cash settlement of a real estate related legal claim in 2009.

Interest Expense

Interest expense was 7.6% higher in 2010 as compared to 2009 primarily due to lower capitalized interest from decreased development in process, higher average interest rates partially offset by lower average debt balances.

Gains on Disposition of Investment in Unconsolidated Affiliates

Gains on disposition of investment in unconsolidated affiliates were $25.3 million higher in 2010 as compared to 2009 due to the disposition of our equity interests in a series of unconsolidated joint ventures relating to properties in Des Moines, IA in 2010.

Discontinued Operations

Discontinued operations were $13.8 million lower in 2009 as compared to 2010 due to the $21.6 million gain on disposition of a retail center in Kansas City, MO, offset by $11.0 million impairment of a sold office park in Winston Salem, NC in 2009.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $1.6 million lower in 2010 as compared to 2009 due to the disposition of our equity interests in a series of unconsolidated joint ventures relating to properties in Des Moines, IA in 2010 and our proportionate share of a gain on disposition of property in one of our joint ventures in 2009.

Liquidity and Capital Resources

Overview

Our goal is to maintain a conservative and flexible balance sheet with access to multiple sources of debt and equity capital and sufficient availability under our revolving credit facility. We generally use rents received from customers to fund our operating expenses, capital expenditures and distributions. To fund property acquisitions, development activity or building renovations and repay debt upon maturity, we may use current cash balances, sell assets, obtain new debt and/or issue equity. Our debt generally consists of mortgage debt, unsecured debt securities and borrowings under our revolving credit facility.

Statements of Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in the Company’s cash flows ($ in thousands):

	Year Ended December 31,
	2011	2010	Change
Net Cash Provided By Operating Activities	$195,396	$190,537	$4,859
Net Cash Used In Investing Activities	(215,479)	(78,155)	(137,324)
Net Cash Provided By/(Used In) Financing Activities	17,065	(121,875)	138,940
Total Cash Flows	$(3,018)	$(9,493)	$6,475

Net cash related to operating activities, depreciation and amortization, which are non-cash expenses, are added back to net income. As a result, we have historically generated a positive amount of cash from operating activities. From period to period, cash flow from operations depends primarily upon changes in our net income, as discussed more fully above under “Results of Operations,” changes in receivables and payables, and net additions or decreases in our overall portfolio, which affect the amount of depreciation and amortization expense.

Net cash related to investing activities generally relates to capitalized costs incurred for leasing and major building improvements and our acquisition, development, disposition and joint venture capital activity. During periods of significant net acquisition and/or development activity, our cash used in such investing activities will generally exceed cash provided by investing activities, which typically consists of cash received upon the sale of properties and distributions of capital from our joint ventures.

Net cash related to financing activities generally relates to distributions, incurrence and repayment of debt, and issuances, repurchases or redemptions of Common Stock, Common Units and Preferred Stock. As discussed previously, we use a significant amount of our cash to fund distributions. Whether or not we have increases in the outstanding balances of debt during a period depends generally upon the net effect of our acquisition, disposition, development and joint venture activity. We generally use our revolving credit facility for working capital purposes, which means that during any given period, in order to minimize interest expense, we may record significant repayments and borrowings under our revolving credit facility.

The change in net cash related to operating activities in 2011 as compared to 2010 was primarily due to net operating income from acquisitions, offset by higher utility and real estate tax costs in our same store portfolio.

The change in net cash related to investing activities in 2011 as compared to 2010 was primarily due to higher acquisition activities and a loan to one of our unconsolidated joint ventures and lower proceeds from disposition of unconsolidated affiliates, offset by higher proceeds from dispositions of Wholly Owned Properties.

The change in net cash related to financing activities in 2011 as compared to 2010 was primarily due to higher proceeds from the issuance of Common Stock and higher net borrowings for acquisitions, partly offset by redemptions of Preferred Stock.

Capitalization

The following table sets forth the Company’s capitalization (in thousands, except per share amounts):

	December 31,
	2011	2010
Mortgages and notes payable, at recorded book value	$1,903,213	$1,522,945
Financing obligations	$31,444	$33,114
Preferred Stock, at liquidation value	$29,077	$81,592
Common Stock outstanding	72,648	71,690
Common Units outstanding (not owned by the Company)	3,730	3,794
Per share stock price at year end	$29.67	$31.85
Market value of Common Stock and Common Units	$2,266,135	$2,404,165
Total market capitalization	$4,229,869	$4,041,816

At December 31, 2011, our mortgages and notes payable represented 45.0% of our total market capitalization and consisted of $750.0 million of secured indebtedness with a weighted average interest rate of 5.51% and $1.2 billion of unsecured indebtedness with a weighted average interest rate of 4.28%. The secured indebtedness was collateralized by real estate assets with an aggregate undepreciated book value of $1.2 billion.

Current and Future Cash Needs

Rental and other revenues are our principal source of funds to meet our short-term liquidity requirements. Other sources of funds for short-term liquidity needs include available working capital and borrowings under our existing revolving credit facility, which had $326.8 million of availability at February 1, 2012. Our short-term liquidity requirements primarily consist of operating expenses, interest and principal amortization on our debt, dividends and distributions and capital expenditures, including building improvement costs, tenant improvement costs and lease commissions. Building improvements are capital costs to maintain existing buildings not typically related to a specific customer. Tenant improvements are the costs required to customize space for the specific needs of customers. We anticipate that our available cash and cash equivalents and cash provided by operating activities, together with cash available from borrowings under our revolving credit facility, will be adequate to meet our short-term liquidity requirements.

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

We expect to meet our long-term liquidity needs through a combination of:

•	cash flow from operating activities;

•	borrowings under our revolving credit facility;

•	the issuance of unsecured debt;

•	the issuance of secured debt;

•	the issuance of equity securities by the Company or the Operating Partnership; and

•	the disposition of non-core assets.

Dividends and Distributions

To maintain its qualification as a REIT, the Company must pay dividends to stockholders that are at least 90.0% of its annual REIT taxable income, excluding net capital gains. The partnership agreement requires the Operating Partnership to distribute at least enough cash for the Company to be able to pay such dividends. The Company's REIT taxable income, as determined by the federal tax laws, does not equal its net income under generally accepted accounting principles in the United States (“GAAP”). In addition, although capital gains are not required to be distributed to maintain REIT status, capital gains, if any, are subject to federal and state income tax unless such gains are distributed to stockholders.

Cash dividends and distributions reduce the amount of cash that would otherwise be available for other business purposes, including funding debt maturities or future growth initiatives. The amount of future distributions that will be made is at the discretion of the Company's Board of Directors. For a discussion of the factors that will influence decisions of the Board of Directors regarding distributions, see “Item 5. Market for Registrant's Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Recent Acquisition and Disposition Activity

In 2011, we acquired a six-building, 1.54 million square foot office complex in Pittsburgh, PA for a purchase price of $188.5 million. The purchase price included the assumption of secured debt recorded at fair value of $124.5 million, with an effective interest rate of 4.27%, including amortization of deferred financing costs. This debt matures in November 2017. We expensed $4.0 million of costs related to this acquisition. We expect to incur an additional $25.2 million of planned building improvements and future tenant improvements under existing leases. Additionally, we acquired a 503,000 square foot office building in Atlanta, GA for a purchase price of $78.3 million. The purchase price included the assumption of secured debt recorded at fair value of $67.9 million, with an effective interest rate of 5.45%, including amortization of deferred financing costs. This debt matures in January 2014. We expensed $0.3 million of costs related to this acquisition. We expect to incur an additional $8.0 million of planned building improvements and future tenant improvements committed under existing leases. Based on the total anticipated investment of $300 million, the weighted average capitalization rate for these acquisitions is 8.9% using projected full year 2012 GAAP net operating income. This forward-looking statement is subject to risks and uncertainties. See “Disclosure Regarding Forward-Looking Statements.”

In 2011, we also acquired a 48,000 square foot medical office property in Raleigh, NC for approximately $8.9 million in cash and incurred $0.1 million of acquisition-related costs.

In 2011, we sold an office property and adjacent land parcel in a single transaction in Winston-Salem, NC for gross proceeds of $15.0 million. We recorded gain on disposition of discontinued operations of $2.6 million related to the office property and gain on disposition of property of $0.3 million related to the land.

Recent Financing Activity

During 2011, we entered into separate ATM Equity OfferingSM Sales Agreements (the “Sales Agreements”) with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Mitsubishi UFJ Securities (USA), Inc., Morgan Keegan & Company, Inc. and RBC Capital Markets, LLC (each, an “Agent” and, together, the “Agents”). Under the terms of the Sales Agreements, the Company may offer and sell shares of its Common Stock from time to time through the Agents, acting as agents of the Company or as principals. Sales of the shares, if any, may be made by means of ordinary brokers' transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices or as otherwise agreed with any of the Agents. Subject to the terms and conditions of each Sales Agreement, each Agent will use its commercially reasonable efforts to sell on the Company's behalf any shares to be offered by the Company under that Sales Agreement. In 2011, we issued 378,200 shares of Common Stock in at-the-market transactions through Merrill Lynch, Pierce, Fenner & Smith Incorporated at an average price of $35.09 per share raising net proceeds, after sales commissions and expenses, of $13.1 million. We paid $0.2 million in sales commissions to Merrill Lynch, Pierce, Fenner & Smith Incorporated during 2011.

In 2011, we obtained a $475.0 million unsecured revolving credit facility, which is scheduled to mature on June 27, 2015 and includes an accordion feature that allows for an additional $75.0 million of borrowing capacity subject to additional lender commitments. Assuming no defaults have occurred, we have an option to extend the maturity for an additional year. The interest rate at our current credit ratings is LIBOR plus 150 basis points and the annual facility fee is 35 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody's Investors Service or Standard & Poor's Ratings Services. We use our revolving credit facility for working capital purposes and for the short-term funding of our development and acquisition activity and, in certain instances, the repayment of other debt. Continuing ability to borrow under the revolving credit facility allows us to quickly capitalize on strategic opportunities at short-term interest rates. There was $362.0 million and $148.0 million outstanding under our revolving credit facility at December 31, 2011 and February 1, 2012, respectively. At both December 31, 2011 and February 1, 2012, we had $0.2 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at December 31, 2011 and February 1, 2012 was $112.8 million and $326.8 million, respectively.

In 2011, we repaid the remaining balance of $184.2 million of a secured mortgage loan bearing interest of 7.05% that was scheduled to mature in January 2012 and the remaining $10.0 million of a three-year unsecured term loan bearing interest of 3.90% that was scheduled to mature in February 2012. We incurred no penalties related to these early repayments. We also obtained a $200.0 million, five-year unsecured bank term loan bearing interest of LIBOR plus 220 basis points. The proceeds were used to pay off at maturity a $137.5 million unsecured bank term loan bearing interest of LIBOR plus 110 basis points, pay off amounts then outstanding under our revolving credit facility and for general corporate purposes.

In January 2012, we obtained a $225.0 million, seven-year unsecured bank term loan bearing interest of LIBOR plus 190 basis points. The proceeds were used to pay off amounts then outstanding under our revolving credit facility. During the fourth quarter of 2011, we entered into forward-starting, floating-to-fixed interest rate swaps for the seven-year period with respect to the full principal amount of the term loan, which effectively fix the underlying LIBOR rate at a weighted average of 1.678%. The counterparties under the swaps are the same financial institutions that participated in the term loan.

We regularly evaluate the financial condition of the lenders that participate in our credit facilities using publicly available information. Based on this review, we currently expect our lenders, which are major financial institutions, to perform their obligations under our existing facilities.

For information regarding our interest hedging activities and other market risks associated with our debt financing activities, see "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."

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

The Operating Partnership has $391.2 million carrying amount of 2017 bonds outstanding and $200.0 million carrying amount of 2018 bonds outstanding. The indenture that governs these outstanding notes requires us to comply with customary operating covenants and various financial ratios. The trustee or the holders of at least 25.0% in principal amount of either series of bonds can accelerate the principal amount of such series upon written notice of a default that remains uncured after 60 days.

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

Contractual Obligations

The following table sets forth a summary regarding our known contractual obligations, including required interest payments for those items that are interest bearing, at December 31, 2011 ($ in thousands):

		Amounts due during years ending December 31,
	Total	2012	2013	2014	2015	2016	Thereafter
Mortgages and Notes Payable:
Principal payments (1)	$1,899,268	$84,953	$245,246	$104,663	$406,457	$357,638	$700,311
Interest payments	436,044	99,623	81,771	68,641	65,471	53,363	67,175
Financing Obligations:
SF-HIW Harborview Plaza, LP financing obligation	6,153	—	—	6,153	—	—	—
Tax increment financing bond	13,064	1,277	1,365	1,460	1,561	1,669	5,732
Capitalized ground lease obligation (2)	1,294	—	—	—	1,294	—	—
Interest on financing obligations (3)	5,664	1,003	918	827	1,591	513	812
Capitalized Lease Obligations	103	64	28	11	—	—	—
Purchase Obligations:
Lease and contractual commitments (4)	59,827	56,936	1,408	712	—	506	265
Operating Lease Obligations:
Operating ground leases	38,363	1,324	1,345	1,366	1,389	1,413	31,526
Other Long Term Obligations:
DLF I obligation	821	578	243	—	—	—	—
Total	$2,460,601	$245,758	$332,324	$183,833	$477,763	$415,102	$805,821
__________

(1)	Excludes amortization of premiums, discounts and/or purchase accounting adjustments.

(2)	Assumes that we will exercise our purchase option in 2015. The ground lease contractually extends through 2022.

(3)
Does not include interest on the SF-HIW Harborview Plaza, LP financing obligation, which cannot be reasonably estimated for future periods. The interest expense on this financing obligation was $0.8 million, $1.1 million and $0.8 million in 2011, 2010 and 2009, respectively.

(4)
Amount represents commitments under signed leases and contracts for operating properties, excluding tenant-funded tenant improvements, and contracts for development/redevelopment projects. The timing of these expenditures may fluctuate.

The interest payments due on mortgages and notes payable are based on the stated rates for the fixed rate debt and on the rates in effect at December 31, 2011 for the variable rate debt. The weighted average interest rate on our fixed and variable rate debt was 6.17% and 1.96%, respectively, at December 31, 2011. For additional information about our mortgages and notes payable, see Note 6 to our Consolidated Financial Statements. For additional information about our financing obligations, see Note 8 to our Consolidated Financial Statements. For additional information about purchase obligations, operating lease obligations and other long term obligations, see Note 9 to our Consolidated Financial Statements.

Off Balance Sheet Arrangements

We generally account for our investments in less than majority owned joint ventures, partnerships and limited liability companies using the equity method. As a result, these joint ventures are not included in our Consolidated Financial Statements, other than as investment in unconsolidated affiliates and equity in earnings of unconsolidated affiliates.

At December 31, 2011, our unconsolidated joint ventures had $633.0 million of total assets and $428.7 million of total liabilities. Our weighted average equity interest based on the total assets of these unconsolidated joint ventures was 35.2%. During 2011, these unconsolidated joint ventures earned $6.2 million of aggregate net income, of which our share was $2.4 million. Additionally, we recorded $2.5 million of purchase accounting and management, leasing and other adjustments related primarily to management and leasing fees in equity in earnings of unconsolidated affiliates. For additional information about our unconsolidated joint venture activity, see Note 4 to our Consolidated Financial Statements.

At December 31, 2011, our unconsolidated joint ventures had $406.9 million of outstanding mortgage debt. The following table sets forth the scheduled maturities of the Company’s proportionate share of the outstanding debt of its unconsolidated joint ventures at December 31, 2011 ($ in thousands):

2012 (1)	$31,101
2013	23,250
2014	56,737
2015	983
2016	1,052
Thereafter (2)	33,803
$146,926
__________

(1)	Includes our 22.81% portion of a $38.3 million interest-only secured loan provided by us to the DLF I joint venture.

(2)
Includes our 12.5% portion of a $10.6 million mortgage payable related to an equity method investee owned directly by the Company (not included in the Operating Partnership’s Consolidated Financial Statements).

All of this joint venture debt is non-recourse to us except in the case of customary exceptions pertaining to such matters as misuse of funds, environmental conditions and material misrepresentations.

In 2011, we and Ravin Partners, LLC (“Ravin”) formed Lofts at Weston, LLC, in which we have a 50.00% ownership interest. We contributed 15.0 acres of land at an agreed upon value of $2.4 million to this joint venture, and Ravin contributed $1.2 million in cash and agreed to guarantee the joint venture's development loan. The joint venture then distributed $1.2 million to us and we recorded a gain of $0.3 million on this transaction. Ravin manages and operates this joint venture, which is constructing 215 rental residential units at a total cost of approximately $25.9 million. Ravin is the developer, manager and leasing agent and will receive customary fees from the joint venture.

In 2011, we provided a $38.3 million interest-only secured loan to DLF I that is scheduled to mature in March 2012, which was used to repay a secured loan before maturity to a third party lender. The loan bears interest at LIBOR plus 500 basis points, which may be reduced by up to 50 basis points upon the use of proceeds from the sale of certain assets by the joint venture to repay the loan. We recorded $1.3 million of interest income from this loan in interest and other income during the year ended December 31, 2011.

As of the closing date of the 2010 disposition of our interests in the Des Moines, IA joint ventures, the joint ventures had approximately $170.0 million of secured debt, which was non-recourse to us except in the case of customary exceptions pertaining to matters such as misuse of funds, borrower bankruptcy, unpermitted transfers, environmental conditions and material misrepresentations. We have no ongoing lender liability relating to such customary exceptions to non-recourse liability with respect to most, but not all, of the debt. The buyer has agreed to indemnify and hold us harmless from any and all future losses that we suffer as a result of our prior investment in the joint ventures, except for losses directly resulting from our acts or omissions. In the event we are exposed to any such future loss, our financial condition and operating results would not be adversely affected unless the buyer defaults on its indemnification obligation.

In connection with the disposition of six industrial properties in Piedmont Triad, NC in the second quarter of 2010, we entered into a limited rent guarantee agreement with the buyer relating to an existing 237,500 square foot lease with one customer, who has leased space in the properties for 14 years. This agreement guarantees the payment of rent for an approximate two-year period from March 2011 through June 2013 in the event the customer exercises its limited termination right. As of December 31, 2011, our maximum exposure under this rent guarantee agreement was approximately $0.3 million. No accrual was recorded for this guarantee because we have concluded that a loss was not probable.

Financing Arrangements

- SF-HIW Harborview Plaza, LP (“Harborview”)

Our joint venture partner in Harborview has the right to put its 80.0% equity interest in the joint venture to us in exchange for cash at any time during the one-year period commencing September 11, 2014. The value of the 80.0% equity interest will be determined at the time that our partner elects to exercise its put right, if ever, based upon the then fair market value of Harborview LP's assets and liabilities, less 3.0%, which amount was intended to cover the normal costs of a sale transaction. Because of the put option, this transaction is accounted for as a financing transaction. Accordingly, the assets, liabilities and operations related to Harborview Plaza, the office property owned by Harborview LP, remain in our Consolidated Financial Statements.

As a result, we initially established a gross financing obligation equal to the $12.7 million equity contributed by the other partner. During each period, we increase the gross financing obligation for 80.0% of the net income before depreciation of Harborview Plaza, which is recorded as interest expense on financing obligation, and decrease the gross financing obligation for distributions made to our joint venture partner. At the end of each reporting period, the balance of the gross financing obligation is adjusted to equal the greater of the initial financing obligation or the current fair value of the put option, which is recorded as a valuation allowance. The valuation allowance is amortized on a straight-line basis prospectively through September 2014 as interest expense on financing obligation. The fair value of the put option was $6.2 million and $10.2 million at December 31, 2011 and 2010, respectively. We continue to depreciate Harborview Plaza and record all of the depreciation on our books. At such time as the put option expires or is otherwise terminated, we will record the transaction as a partial sale and recognize gain accordingly.

- Tax Increment Financing Bond

In connection with tax increment financing for construction of a parking garage, we are obligated to pay fixed special assessments over a 20-year period ending in 2019. The net present value of these assessments, discounted at the 6.93% interest rate on the underlying bond financing, is recorded as a financing obligation. We receive special tax revenues and property tax rebates recorded in interest and other income, which are intended, but not guaranteed, to provide funds to pay the special assessments. We acquired the underlying bond, which is recorded in prepaid and other assets, in a privately negotiated transaction in 2007. For additional information about this tax increment financing bond, see Note 11.

- Capitalized Ground Lease Obligation

The capitalized ground lease obligation represents an obligation to the lessor of land on which we constructed a wholly owned office property. We are obligated to make fixed payments to the lessor through October 2022. The lease provides for fixed price purchase options in the ninth and tenth years of the lease. We initially recorded the land and associated financing obligation at the net present value of the fixed rental payments and purchase option through the ninth year at the inception of the lease using a discount rate of 7.10%. The liability accretes as interest expense until it equals the amount of the purchase option.

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

The policies used in the preparation of our Consolidated Financial Statements are described in Note 1 to our Consolidated Financial Statements. However, certain of our significant accounting policies contain an increased level of assumptions used or estimates made in determining their impact in our Consolidated Financial Statements. Management has reviewed and determined the appropriateness of our critical accounting policies and estimates with the audit committee of the Company's Board of Directors.

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

Expenditures directly related to the leasing of properties are included in deferred financing and leasing costs and are stated at amortized cost. Such expenditures are part of the investment necessary to execute leases and, therefore, are classified as investment activities in the statement of cash flows. All leasing commissions paid to third parties for new leases or lease renewals are capitalized. Internal leasing costs include primarily compensation, benefits and other costs, such as legal fees related to leasing activities, that are incurred in connection with successfully securing leases of properties. Capitalized leasing costs are amortized on a straight-line basis over the initial fixed terms of the respective leases, which generally are from three to 10 years. Estimated costs related to unsuccessful activities are expensed as incurred.

We record liabilities for the performance of asset retirement activities when the obligation to perform such activities is probable even when uncertainty exists about the timing and/or method of settlement.

Upon the acquisition of real estate assets, we assess the fair value of acquired tangible assets such as land, buildings and tenant improvements, intangible assets and liabilities such as above and below market leases, acquired in-place leases, customer relationships and other identifiable intangible assets and assumed liabilities. We assess fair value based on estimated cash flow projections that utilize discount and/or capitalization rates as well as available market information. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant.

The above and below market rate portions of leases acquired in connection with property acquisitions are recorded in deferred financing and leasing costs and in accounts payable, accrued expenses and other liabilities, respectively, at fair value and amortized into rental revenue over the remaining term of the respective leases as described below. Fair value is calculated as the present value of the difference between (1) the contractual amounts to be paid pursuant to each in-place lease and (2) our estimate of fair market lease rates for each corresponding in-place lease, using a discount rate that reflects the risks associated with the leases acquired and measured over a period equal to the remaining initial term of the lease for above-market leases and the remaining initial term plus the term of any renewal option that the customer would be economically compelled to exercise for below-market leases.

In-place leases acquired are recorded at fair value in deferred financing and leasing costs and are amortized to depreciation and amortization expense over the remaining term of the respective lease. The value of in-place leases is based on our evaluation of the specific characteristics of each customer's lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, current market conditions, the customer's credit quality and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, we consider tenant improvements, leasing commissions and legal and other related expenses.

Real estate and other assets are classified as long-lived assets held for use or as long-lived assets held for sale. Real estate is classified as held for sale when the Company's Board of Directors, or its Investment Committee, has approved the sale of the asset, a legally enforceable contract has been executed and the buyer's due diligence period has expired.

Impairment of Long-Lived Assets and Investments in Unconsolidated Affiliates

With respect to assets classified as held for use, we perform an impairment analysis if events or changes in circumstances indicate that the carrying value may be impaired, such as a significant decline in occupancy, identification of materially adverse legal or environmental factors, change in our designation of an asset from core to non-core which impacts the anticipated holding period or a decline in market value to an amount less than cost. This analysis is generally performed at the property level, except when an asset is part of an interdependent group such as an office park, and consists of determining whether the asset's carrying amount will be recovered from its undiscounted estimated future operating and residual cash flows. These cash flows are estimated based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for customers, changes in market rental rates, costs to operate each property and expected ownership periods. For properties under development, the cash flows are based on expected service potential of the asset or asset group when development is substantially complete.

If the carrying amount of a held for use asset exceeds the sum of its undiscounted future operating and residual cash flows, an impairment loss is recorded for the difference between estimated fair value of the asset and the carrying amount. We generally estimate the fair value of assets held for use by using discounted cash flow analyses. In some instances, appraisal information may be available and is used in addition to a discounted cash flow analysis. As the factors used in generating these cash flows are difficult to predict and are subject to future events that may alter our assumptions, the discounted and/or undiscounted future operating and residual cash flows estimated by us in our impairment analyses or those established by appraisal may not be achieved and we may be required to recognize future impairment losses on our properties held for use.

We record assets held for sale, including for-sale residential condominiums, at the lower of the carrying amount or estimated fair value. Fair value of assets held for sale is equal to the estimated or contracted sales price with a potential buyer, less costs to sell. The impairment loss is the amount by which the carrying amount exceeds the estimated fair value.

We also analyze our investments in unconsolidated affiliates for impairment. This analysis consists of determining whether an expected loss in market value of an investment is other than temporary by evaluating the length of time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the investee, and our intent and ability to retain our investment for a period of time sufficient to allow for any anticipated recovery in market value. As the factors used in this analysis are difficult to predict and are subject to future events that may alter our assumptions, we may be required to recognize future impairment losses on our investments in unconsolidated affiliates.

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

Rental and Other Revenues

Minimum contractual rents from leases are recognized on a straight-line basis over the terms of the respective leases. This means that, with respect to a particular lease, actual amounts billed in accordance with the lease during any given period may be higher or lower than the amount of rental revenue recognized for the period. Straight-line rental revenue is commenced when the customer assumes control of the leased premises. Accrued straight-line rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with lease agreements. Contingent rental revenue, such as percentage rent, is accrued when the contingency is removed. Termination fee income is recognized at the later of when the customer has vacated the space or the lease has expired and a fully executed lease termination agreement has been delivered, the amount of the fee is determinable and collectability of the fee is reasonably assured. Rental revenue reductions related to co-tenancy lease provisions, if any, are accrued when events have occurred that trigger such provisions.

Property operating cost recovery revenues from customers (“cost reimbursements”) are determined on a calendar year and a lease-by-lease basis. The most common types of cost reimbursements in our leases are common area maintenance (“CAM”) and real estate taxes, for which the customer pays its pro-rata share of operating and administrative expenses and real estate taxes in excess of a base year amount. The computation of cost reimbursements is complex and involves numerous judgments, including the interpretation of terms and other customer lease provisions. Leases are not uniform in dealing with such cost reimbursements and there are many variations in the computation. Many customers make monthly fixed payments of CAM, real estate taxes and other cost reimbursement items. We accrue income related to these payments each month. We make quarterly accrual adjustments, positive or negative, to cost recovery income to adjust the recorded amounts to our best estimate of the final annual amounts to be billed and collected with respect to the cost reimbursements. After the end of the calendar year, we compute each customer's final cost reimbursements and, after considering amounts paid by the customer during the year, issue a bill or credit for the appropriate amount to the customer. The differences between the amounts billed less previously received payments and the accrual adjustment are recorded as increases or decreases to cost recovery income when the final bills are prepared, which occurs during the first half of the subsequent year.

Allowance for Doubtful Accounts

Accounts receivable, accrued straight-line rents receivable and mortgages and notes receivable are reduced by an allowance for amounts that may become uncollectible in the future. We regularly evaluate the adequacy of our allowance for doubtful accounts. The evaluation primarily consists of reviewing past due account balances and considering such factors as the credit quality of our customer, historical trends of the customer and changes in customer payment terms. Additionally, with respect to customers in bankruptcy, we estimate the probable recovery through bankruptcy claims and adjust the allowance for amounts deemed uncollectible. If our assumptions regarding the collectability of receivables prove incorrect, we could experience losses in excess of our allowance for doubtful accounts. The allowance and its related receivable are written-off when we have concluded there is a low probability of collection and we have discontinued collection efforts.

Non-GAAP Measures - FFO and NOI

The Company believes that Funds from Operations (“FFO”) and FFO per share are beneficial to management and investors and are important indicators of the performance of any equity REIT. Because FFO and FFO per share calculations exclude such factors as depreciation, amortization and impairment of real estate assets and gains or losses from sales of operating real estate assets, which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful life estimates, they facilitate comparisons of operating performance between periods and between other REITs. Management believes that historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient on a standalone basis. As a result, management believes that the use of FFO and FFO per share, together with the required GAAP presentations, provide a more complete understanding of the Company's performance relative to its competitors and a more informed and appropriate basis on which to make decisions involving operating, financing and investing activities.

FFO and FFO per share are non-GAAP financial measures and therefore do not represent net income or net income per share as defined by GAAP. Net income and net income per share as defined by GAAP are the most relevant measures in determining the Company's operating performance because FFO and FFO per share include adjustments that investors may deem subjective, such as adding back expenses such as depreciation, amortization and impairment. Furthermore, FFO per share does not depict the amount that accrues directly to the stockholders' benefit. Accordingly, FFO and FFO per share should never be considered as alternatives to net income or net income per share as indicators of the Company's operating performance.

The Company's presentation of FFO is consistent with FFO as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), which is calculated as follows:

•	Net income/(loss) computed in accordance with GAAP;

•	Less dividends to holders of Preferred Stock and less excess of Preferred Stock redemption cost over carrying value;

•	Less net income attributable to noncontrolling interests in consolidated affiliates;

•	Plus depreciation and amortization of depreciable operating properties;

•
Less gains, or plus losses, from sales of depreciable operating properties, plus impairments on depreciable operating properties and excluding items that are classified as extraordinary items under GAAP;

•	Plus or minus adjustments for unconsolidated partnerships and joint ventures (to reflect funds from operations on the same basis); and

•
Plus or minus adjustments for depreciation and amortization and gains/(losses) on sales of depreciable operating properties, plus impairments on depreciable operating properties, and noncontrolling interests in consolidated affiliates related to discontinued operations.

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

The Company's FFO and FFO per share are summarized in the following table ($ in thousands, except per share amounts). FFO for the years ended December 31, 2010 and 2009 were revised from previously reported amounts to exclude impairment of depreciable real estate assets in accordance with NAREIT SFO Alert dated October 31, 2011.

	Year Ended December 31,
	2011		2010		2009
	Amount	Per Share	Amount	Per Share	Amount	Per Share
Funds from operations:
Net income	$47,971		$72,303		$61,694
Net (income) attributable to noncontrolling interests in the Operating Partnership	(2,091)		(3,320)		(3,197)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(755)		(485)		(11)
Dividends on Preferred Stock	(4,553)		(6,708)		(6,708)
Excess of Preferred Stock redemption/repurchase cost over carrying value	(1,895)		—		—
Net income available for common stockholders	38,677	$0.54	61,790	$0.86	51,778	$0.76
Add/(Deduct):
Depreciation and amortization of real estate assets	141,054	1.85	133,679	1.77	127,754	1.77
Impairment of real estate assets	2,429	0.03	—	—	2,554	0.04
(Gains) on disposition of depreciable properties	—	—	(74)	—	(127)	—
(Gains) on disposition of investment in unconsolidated affiliates	—	—	(25,330)	(0.34)	—	—
Net income attributable to noncontrolling interests in the Operating Partnership	2,091	—	3,320	—	3,197	—
Unconsolidated affiliates:						—
Depreciation and amortization of real estate assets	8,388	0.11	10,471	0.14	12,839	0.18
Impairment of real estate assets	—	—	—	—	199	—
(Gains) on disposition of depreciable properties	—	—	—	—	(781)	(0.01)
Discontinued operations:
Depreciation and amortization of real estate assets	127	—	744	0.01	2,231	0.03
Impairment of real estate assets	—	—	260	—	11,341	0.15
(Gains) on disposition of depreciable properties	(2,573)	(0.03)	(174)	—	(21,843)	(0.3)
Funds from operations	$190,193	$2.50	$184,686	$2.44	$189,142	$2.62
Weighted average shares outstanding (1)	76,189		75,578		72,079
__________

(1)	Includes assumed conversion of all potentially dilutive Common Stock equivalents.

In addition, the Company believes net operating income from continuing operations (“NOI”) and same property NOI are useful supplemental measures of the Company’s property operating performance because such metrics provide a performance measure of the revenues and expenses directly involved in owning real estate assets and provides a perspective not immediately apparent from net income or FFO. The Company defines NOI as rental and other revenues from continuing operations, less rental property and other expenses from continuing operations. The Company defines cash NOI as NOI less straight line rent and lease termination fees. Other REITs may use different methodologies to calculate NOI and same property NOI.

The following table sets forth the Company’s NOI and same property NOI:

	Year Ended December 31,
	2011	2010
Income from continuing operations before disposition of property, condominiums and investment in unconsolidated affiliates and equity in earnings of unconsolidated affiliates	$36,893	$41,409
Other (income)	(7,363)	(5,655)
Interest expense	95,999	93,372
General and administrative expense	35,727	32,948
Impairment of assets held for use	2,429	—
Depreciation and amortization expense	143,019	135,414
Net operating income from continuing operations	306,704	297,488
Less – non same property and other net operating income	24,489	12,801
Total same property net operating income from continuing operations	$282,215	$284,687

Rental and other revenues	$482,852	$461,126
Rental property and other expenses	176,148	163,638
Total net operating income from continuing operations	306,704	297,488
Less – non same property and other net operating income	24,489	12,801
Total same property net operating income from continuing operations	$282,215	$284,687

Total same property net operating income from continuing operations	$282,215	$284,687
Less – straight line rent and lease termination fees	11,322	12,189
Same property cash net operating income from continuing operations	$270,893	$272,498

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The effects of potential changes in interest rates are discussed below. Our market risk discussion includes “forward-looking statements” and represents an estimate of possible changes in fair value or future earnings that would occur assuming hypothetical future movements in interest rates. Actual future results may differ materially from those presented. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and the Notes to Consolidated Financial Statements for a description of our accounting policies and other information related to these financial instruments.

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

At December 31, 2011, we had $1,289.1 million principal amount of fixed rate debt outstanding. The estimated aggregate fair market value of this debt was $1,375.7 million. If interest rates had been 100 basis points higher, the aggregate fair market value of our fixed rate debt would have been approximately $20.1 million lower. If interest rates had been 100 basis points lower, the aggregate fair market value of our fixed rate debt would have been approximately $20.9 million higher.

At December 31, 2011, we had $614.1 million of variable rate debt outstanding not protected by interest rate hedge contracts. The estimated aggregate fair market value of this debt was $617.3 million. If the weighted average interest rate on this variable rate debt had been 100 basis points higher, the aggregate fair market value of our variable rate debt would have decreased by approximately $22.0 million and annual interest expense would increase $6.1 million. If the weighted average interest rate on this variable rate debt had been 100 basis points lower, the aggregate fair market value of our variable rate debt would have increased by approximately $22.9 million and annual interest expense would decrease $6.1 million.

At December 31, 2011, we had forward-starting, floating-to-fixed interest rate swaps with respect to an aggregate of future $225.0 million LIBOR-based borrowings. These swaps effectively fix the underlying LIBOR rate at 1.678%. If LIBOR interest rates increase or decrease by 100 basis points, the aggregate fair market value of the future starting swaps at December 31, 2011 would increase by $12.3 million or decrease by $17.8 million, respectively. We are exposed to certain losses in the event of nonperformance by the counterparties, which are major financial institutions, under the swaps. We regularly evaluate the financial condition of our counterparties using publicly available information. Based on this review, we currently expect the counterparties to perform fully under the swaps. However, if a counterparty defaults on its obligations under a swap, we could be required to pay the full rates on the applicable debt, even if such rates were in excess of the rate in the contract.

ITEM 8. FINANCIAL STATEMENTS

See page 49 for Index to Consolidated Financial Statements of Highwoods Properties, Inc. and Highwoods Realty Limited Partnership.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

General

The purpose of this section is to discuss our controls and procedures. The statements in this section represent the conclusions of Edward J. Fritsch, the Company's President and Chief Executive Officer (“CEO”), and Terry L. Stevens, the Company's Senior Vice President and Chief Financial Officer (“CFO”).

The CEO and CFO evaluations of our controls and procedures include a review of the controls' objectives and design, the controls' implementation by us and the effect of the controls on the information generated for use in this Annual Report. We seek to identify data errors, control problems or acts of fraud and confirm that appropriate corrective action, including process improvements, is undertaken. Our controls and procedures are also evaluated on an ongoing basis by or through the following:

•	activities undertaken and reports issued by employees and third parties responsible for testing our internal control over financial reporting;

•	quarterly sub-certifications by representatives from appropriate business and accounting functions to support the CEO's and CFO's evaluations of our controls and procedures;

•	other personnel in our finance and accounting organization;

•	members of our internal disclosure committee; and

•	members of the audit committee of the Company's Board of Directors.

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

Management's Annual Report on the Company's Internal Control Over Financial Reporting

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

Under the supervision of the Company's CEO and CFO, we conducted an evaluation of the effectiveness of the Company's internal control over financial reporting at December 31, 2011 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have concluded that, at December 31, 2011, the Company's internal control over financial reporting was effective. Deloitte & Touche LLP, our independent registered public accounting firm, has issued their attestation report, which is included below, on the effectiveness of the Company's internal control over financial reporting at December 31, 2011.

Management's Annual Report on the Operating Partnership's Internal Control Over Financial Reporting

The Operating Partnership is also required to establish and maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Under the supervision of the Company's CEO and CFO, we conducted an evaluation of the effectiveness of the Operating Partnership's internal control over financial reporting at December 31, 2011 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have concluded that, at December 31, 2011, the Operating Partnership's internal control over financial reporting was effective. SEC rules do not require us to obtain an attestation report of Deloitte & Touche LLP on the effectiveness of the Operating Partnership's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Highwoods Properties, Inc.
Raleigh, North Carolina

We have audited the internal control over financial reporting of Highwoods Properties, Inc. and subsidiaries (the "Company") as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on the Company's Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2011 of the Company and our report dated February 7, 2012 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ Deloitte & Touche LLP

Raleigh, North Carolina
February 7, 2012

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were also no changes in the Operating Partnership’s internal control over financial reporting during the fourth quarter of 2011 that materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about the Company’s executive officers and directors and the code of ethics that applies to the Company’s chief executive officer and senior financial officers, which is posted on our website, is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 15, 2012. See Item X in Part I of this Annual Report for biographical information regarding the Company’s executive officers. The Company is the sole general partner of the Operating Partnership.

ITEM 11. EXECUTIVE COMPENSATION

Information about the compensation of the Company’s directors and executive officers is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 15, 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about the beneficial ownership of Common Stock and the Company’s equity compensation plans is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 15, 2012.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information about certain relationships and related transactions and the independence of the Company’s directors is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 15, 2012.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information about fees paid to and services provided by our independent registered public accounting firm is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 15, 2012.

PART IV

ITEM 15. EXHIBITS

Financial Statements

Reference is made to the Index of Financial Statements on page 49 for a list of the consolidated financial statements of Highwoods Properties, Inc. and Highwoods Realty Limited Partnership included in this report.

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
10.5
Third Amended and Restated Credit Agreement, dated as of July 27, 2011, by and among the Company, the Operating Partnership and the Subsidiaries named therein and the Lenders named therein (filed as part of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

10.6
Credit Agreement, dated as of February 2, 2011, by and among the Company, the Operating Partnership and the Subsidiaries named therein and the Lenders named therein (filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.7
Amendment No. 1, dated as of July 27, 2011, to Credit Agreement, dated as of February 2, 2011, by and among the Company, the Operating Partnership and the Subsidiaries named therein and the Lenders named therein (filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

10.8	Highwoods Properties, Inc. Retirement Plan, effective as of March 1, 2006 (filed as part of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)
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

10.13	Highwoods Properties, Inc. Amended and Restated Employee Stock Purchase Plan (filed as part of the Company’s Current Report on Form 8-K dated May 12, 2010)
10.14	Amendment No. 1 to the Amended and Restated Employee Stock Purchase Plan of the Company (filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

Exhibit Number	Description
10.15
Credit Agreement, dated as of January 11, 2012, by and among the Company, the Operating Partnership and the Subsidiaries named therein and the Lenders named therein (filed as part of the Company's Current Report on Form 8-K dated January 11, 2012)

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Highwoods Properties, Inc.
Raleigh, North Carolina

We have audited the accompanying consolidated balance sheets of Highwoods Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Highwoods Properties, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 7, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Raleigh, North Carolina
February 7, 2012

HIGHWOODS PROPERTIES, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2011	2010
Assets:
Real estate assets, at cost:
Land	$369,771	$345,088
Buildings and tenant improvements	3,144,168	2,883,092
Development in process	—	4,524
Land held for development	105,206	105,332
	3,619,145	3,338,036
Less-accumulated depreciation	(901,300)	(830,153)
Net real estate assets	2,717,845	2,507,883
For-sale residential condominiums	4,751	8,225
Real estate and other assets, net, held for sale	—	15,376
Cash and cash equivalents	11,188	14,206
Restricted cash	26,666	4,399
Accounts receivable, net of allowance of $3,548 and $3,595, respectively	30,093	20,716
Mortgages and notes receivable, net of allowance of $61 and $868, respectively	18,600	19,044
Accrued straight-line rents receivable, net of allowance of $1,294 and $2,209, respectively	106,010	93,178
Investment in and advances to unconsolidated affiliates	100,367	63,607
Deferred financing and leasing costs, net of accumulated amortization of $63,156 and $59,360, respectively	128,585	85,001
Prepaid expenses and other assets	36,887	40,200
Total Assets	$3,180,992	$2,871,835
Liabilities, Noncontrolling Interests in the Operating Partnership and Equity:
Mortgages and notes payable	$1,903,213	$1,522,945
Accounts payable, accrued expenses and other liabilities	148,821	106,716
Financing obligations	31,444	33,114
Total Liabilities	2,083,478	1,662,775
Commitments and contingencies
Noncontrolling interests in the Operating Partnership	110,655	120,838
Equity:
Preferred Stock, $.01 par value, 50,000,000 authorized shares;
8.625% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 29,077 and 29,092 shares issued and outstanding, respectively	29,077	29,092
8.000% Series B Cumulative Redeemable Preferred Shares (liquidation preference $25 per share), 0 and 2,100,000 shares issued and outstanding, respectively	—	52,500
Common Stock, $.01 par value, 200,000,000 authorized shares;
72,647,697 and 71,690,487 shares issued and outstanding, respectively	726	717
Additional paid-in capital	1,803,997	1,766,886
Distributions in excess of net income available for common stockholders	(845,853)	(761,785)
Accumulated other comprehensive loss	(5,734)	(3,648)
Total Stockholders’ Equity	982,213	1,083,762
Noncontrolling interests in consolidated affiliates	4,646	4,460
Total Equity	986,859	1,088,222
Total Liabilities, Noncontrolling Interests in the Operating Partnership and Equity	$3,180,992	$2,871,835
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Income
(in thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Rental and other revenues	$482,852	$461,126	$448,018
Operating expenses:
Rental property and other expenses	176,148	163,638	162,025
Depreciation and amortization	143,019	135,414	129,652
Impairment of assets held for use	2,429	—	2,554
General and administrative	35,727	32,948	36,682
Total operating expenses	357,323	332,000	330,913
Interest expense:
Contractual	91,838	87,726	81,982
Amortization of deferred financing costs	3,312	3,385	2,760
Financing obligations	849	2,261	2,063
	95,999	93,372	86,805
Other income:
Interest and other income	7,387	6,360	8,262
Gain/(loss) on debt extinguishment	(24)	(705)	1,287
	7,363	5,655	9,549
Income from continuing operations before disposition of property, condominiums and investment in unconsolidated affiliates and equity in earnings of unconsolidated affiliates	36,893	41,409	39,849
Gains on disposition of property	764	74	266
Gains/(losses) on for-sale residential condominiums	(316)	276	922
Gains on disposition of investment in unconsolidated affiliates	2,282	25,330	—
Equity in earnings of unconsolidated affiliates	4,878	3,821	5,421
Income from continuing operations	44,501	70,910	46,458
Discontinued operations:
Income/(loss) from discontinued operations	897	1,479	(6,230)
Net gains/(losses) on disposition of discontinued operations	2,573	(86)	21,466
	3,470	1,393	15,236
Net income	47,971	72,303	61,694
Net (income) attributable to noncontrolling interests in the Operating Partnership	(2,091)	(3,320)	(3,197)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(755)	(485)	(11)
Dividends on Preferred Stock	(4,553)	(6,708)	(6,708)
Excess of Preferred Stock redemption/repurchase cost over carrying value	(1,895)	—	—
Net income available for common stockholders	$38,677	$61,790	$51,778
Earnings per Common Share – basic:
Income from continuing operations available for common stockholders	$0.49	$0.84	$0.55
Income from discontinued operations available for common stockholders	0.05	0.02	0.21
Net income available for common stockholders	$0.54	$0.86	$0.76
Weighted average Common Shares outstanding – basic	72,281	71,578	67,971
Earnings per Common Share – diluted:
Income from continuing operations available for common stockholders	$0.49	$0.84	$0.55
Income from discontinued operations available for common stockholders	0.05	0.02	0.21
Net income available for common stockholders	$0.54	$0.86	$0.76
Weighted average Common Shares outstanding – diluted	76,189	75,578	72,079
Net income available for common stockholders:
Income from continuing operations available for common stockholders	$35,380	$60,467	$37,400
Income from discontinued operations available for common stockholders	3,297	1,323	14,378
Net income available for common stockholders	$38,677	$61,790	$51,778
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Equity
(in thousands, except share amounts)

	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Series B Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-Controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2008	63,571,705	$636	$29,092	$52,500	$1,616,093	$(4,792)	$6,176	$(639,281)	$1,060,424
Issuances of Common Stock, net	7,296,816	73	—	—	150,868	—	—	—	150,941
Conversions of Common Units to Common Stock	176,042	2	—	—	5,589	—	—	—	5,591
Dividends on Common Stock	—	—	—	—	—	—	—	(114,429)	(114,429)
Dividends on Preferred Stock	—	—	—	—	—	—	—	(6,708)	(6,708)
Adjustment of noncontrolling interests in the Operating Partnership to fair value	—	—	—	—	(27,717)	—	—	—	(27,717)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	—	—	(1,004)	—	(1,004)
Issuances of restricted stock, net	240,740	—	—	—	—	—	—	—	—
Share-based compensation expense	—	2	—	—	6,565	—	—	—	6,567
Net (income) attributable to noncontrolling interests in the Operating Partnership	—	—	—	—	—	—	—	(3,197)	(3,197)
Net (income) attributable to noncontrolling interests in consolidated affiliates	—	—	—	—	—	—	11	(11)	—
Comprehensive income:
Net income	—	—	—	—	—	—	—	61,694	61,694
Other comprehensive income	—	—	—	—	—	981	—	—	981
Total comprehensive income									62,675
Balance at December 31, 2009	71,285,303	713	29,092	52,500	1,751,398	(3,811)	5,183	(701,932)	1,133,143
Issuances of Common Stock, net	143,907	1	—	—	2,997	—	—	—	2,998
Conversions of Common Units to Common Stock	97,134	1	—	—	3,060	—	—	—	3,061
Dividends on Common Stock	—	—	—	—	—	—	—	(121,643)	(121,643)
Dividends on Preferred Stock	—	—	—	—	—	—	—	(6,708)	(6,708)
Adjustment of noncontrolling interests in the Operating Partnership to fair value	—	—	—	—	2,721	—	—	—	2,721
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	—	—	(568)	—	(568)
Acquisition of noncontrolling interest in consolidated affiliate	—	—	—	—	140	—	(640)	—	(500)
Issuances of restricted stock, net	164,143	—	—	—	—	—	—	—	—
Share-based compensation expense	—	2	—	—	6,570	—	—	—	6,572
Net (income) attributable to noncontrolling interests in the Operating Partnership	—	—	—	—	—	—	—	(3,320)	(3,320)
Net (income) attributable to noncontrolling interests in consolidated affiliates	—	—	—	—	—	—	485	(485)	—
Comprehensive income:
Net income	—	—	—	—	—	—	—	72,303	72,303
Other comprehensive income	—	—	—	—	—	163	—	—	163
Total comprehensive income									72,466
Balance at December 31, 2010	71,690,487	$717	$29,092	$52,500	$1,766,886	$(3,648)	$4,460	$(761,785)	$1,088,222

HIGHWOODS PROPERTIES, INC. Consolidated Statements of Equity - Continued (in thousands, except share amounts)

	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Series B Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-Controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2010	71,690,487	$717	$29,092	$52,500	$1,766,886	$(3,648)	$4,460	$(761,785)	$1,088,222
Issuances of Common Stock, net	758,389	8	—	—	23,262	—	—	—	23,270
Conversions of Common Units to Common Stock	64,469	—	—	—	1,906	—	—	—	1,906
Dividends on Common Stock	—	—	—	—	—	—	—	(122,745)	(122,745)
Dividends on Preferred Stock	—	—	—	—	—	—	—	(4,553)	(4,553)
Adjustment of noncontrolling interests in the Operating Partnership to fair value	—	—	—	—	3,955	—	—	—	3,955
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	—	—	(569)	—	(569)
Issuances of restricted stock, net	134,352	—	—	—	—	—	—	—	—
Redemptions/repurchases of Preferred Stock	—	—	(15)	(52,500)	1,895	—	—	(1,895)	(52,515)
Share-based compensation expense	—	1	—	—	6,093	—	—	—	6,094
Net (income) attributable to noncontrolling interests in the Operating Partnership	—	—	—	—	—	—	—	(2,091)	(2,091)
Net (income) attributable to noncontrolling interests in consolidated affiliates	—	—	—	—	—	—	755	(755)	—
Comprehensive income:
Net income	—	—	—	—	—	—	—	47,971	47,971
Other comprehensive loss	—	—	—	—	—	(2,086)	—	—	(2,086)
Total comprehensive income									45,885
Balance at December 31, 2011	72,647,697	$726	$29,077	$—	$1,803,997	$(5,734)	$4,646	$(845,853)	$986,859
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2011	2010	2009
Operating activities:
Net income	$47,971	$72,303	$61,694
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	143,146	136,158	131,883
Amortization of lease incentives and acquisition-related intangible assets and liabilities	1,446	1,239	1,110
Share-based compensation expense	6,094	6,572	6,567
Allowance for losses on accounts and accrued straight-line rents receivable	2,521	4,009	5,639
Amortization of deferred financing costs	3,312	3,385	2,760
Amortization of settled cash flow hedges	(118)	237	(249)
Impairment of assets held for use	2,429	—	13,518
(Gain)/loss on debt extinguishment	24	705	(1,287)
Net (gains)/losses on disposition of property	(3,337)	12	(21,732)
(Gains)/losses on for-sale residential condominiums	316	(276)	(922)
Gains on disposition of investment in unconsolidated affiliates	(2,282)	(25,330)	—
Equity in earnings of unconsolidated affiliates	(4,878)	(3,821)	(5,421)
Changes in financing obligations	(476)	708	392
Distributions of earnings from unconsolidated affiliates	5,029	4,433	4,180
Changes in operating assets and liabilities:
Accounts receivable	(8,498)	(3,290)	(2,819)
Prepaid expenses and other assets	(400)	370	(2,629)
Accrued straight-line rents receivable	(13,604)	(11,889)	(6,521)
Accounts payable, accrued expenses and other liabilities	16,701	5,012	2,957
Net cash provided by operating activities	195,396	190,537	189,120
Investing activities:
Additions to real estate assets and deferred leasing costs	(184,566)	(102,717)	(151,482)
Net proceeds from disposition of real estate assets	17,717	6,801	77,288
Net proceeds from disposition of for-sale residential condominiums	3,020	4,952	12,196
Proceeds from disposition of investment in unconsolidated affiliates	4,756	15,000	—
Distributions of capital from unconsolidated affiliates	1,577	1,933	3,955
Repayments of mortgages and notes receivable	444	329	459
Investments in and advances to unconsolidated affiliates	(39,901)	(2,875)	(952)
Changes in restricted cash and other investing activities	(18,526)	(1,578)	(3,288)
Net cash used in investing activities	(215,479)	(78,155)	(61,824)
Financing activities:
Dividends on Common Stock	(122,745)	(121,643)	(114,429)
Redemptions/repurchases of Preferred Stock	(52,515)	—	—
Dividends on Preferred Stock	(4,553)	(6,708)	(6,708)
Distributions to noncontrolling interests in the Operating Partnership	(6,413)	(6,469)	(6,832)
Distributions to noncontrolling interests in consolidated affiliates	(569)	(568)	(1,004)
Acquisition of noncontrolling interest in consolidated affiliate	—	(500)	—
Net proceeds from the issuance of Common Stock	23,270	2,998	150,941
Borrowings on revolving credit facility	525,800	37,500	128,000
Repayments of revolving credit facility	(193,800)	(7,500)	(291,000)
Borrowings on mortgages and notes payable	200,000	10,368	217,215
Repayments of mortgages and notes payable	(344,203)	(27,004)	(188,501)
Borrowings on financing obligations	—	—	4,184
Payments on financing obligations	(1,194)	(1,116)	(1,044)
Payments on debt extinguishment	—	(577)	—
Additions to deferred financing costs and other financing activities	(6,013)	(656)	(8,176)
Net cash provided by/(used in) financing activities	17,065	(121,875)	(117,354)
Net increase/(decrease) in cash and cash equivalents	(3,018)	(9,493)	9,942
Cash and cash equivalents at beginning of the period	14,206	23,699	13,757
Cash and cash equivalents at end of the period	$11,188	$14,206	$23,699
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows – Continued
(in thousands)

Supplemental disclosure of cash flow information:

	Year Ended December 31,
	2011	2010	2009
Cash paid for interest, net of amounts capitalized	$90,838	$86,395	$85,422

Supplemental disclosure of non-cash investing and financing activities:

	Year Ended December 31,
	2011	2010	2009
Unrealized gains/(losses) on cash flow hedges	$(2,202)	$—	$937
Conversion of Common Units to Common Stock	1,906	3,061	5,591
Changes in accrued capital expenditures	11,048	(1,946)	(19,098)
Write-off of fully depreciated real estate assets	48,565	43,955	33,006
Write-off of fully amortized deferred financing and leasing costs	19,987	15,719	19,194
Unrealized gains/(losses) on marketable securities of non-qualified deferred compensation plan	(119)	382	1,497
Settlement of financing obligation	—	4,184	—
Adjustment of noncontrolling interests in the Operating Partnership to fair value	(3,955)	(2,721)	27,717
Unrealized gain/(loss) on tax increment financing bond	234	(177)	293
Mortgages receivable from seller financing	—	17,030	—
Assumption of mortgages and notes payable related to acquisition activities	192,367	40,306	—

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
(tabular dollar amounts in thousands, except per share data)

1.    Description of Business and Significant Accounting Policies

Description of Business

Highwoods Properties, Inc., together with its consolidated subsidiaries (the “Company”), is a fully-integrated, self-administered and self-managed equity real estate investment trust (“REIT”) that provides leasing, management, development, construction and other customer-related services for its properties and for third parties. The Company conducts virtually all of its activities through Highwoods Realty Limited Partnership (the “Operating Partnership”). At December 31, 2011, the Company and/or the Operating Partnership wholly owned: 303 in-service office, industrial and retail properties, comprising 29.3 million square feet; 96 rental residential units; 17 for-sale residential condominiums; 586 acres of undeveloped land suitable for future development, of which 524 acres are considered core assets; one office property under development; and one office property that is considered completed but not yet stabilized. In addition, we owned interests (50.0% or less) in 35 in-service office properties, one rental residential property under development and 11 acres of undeveloped land suitable for future development, which includes a 12.5% interest in a 261,000 square foot office property directly owned by the Company (not included in the Operating Partnership’s Consolidated Financial Statements).

The Company is the sole general partner of the Operating Partnership. At December 31, 2011, the Company owned all of the Preferred Units and 72.2 million, or 95.1%, of the Common Units in the Operating Partnership. Limited partners, including one officer and two directors of the Company, own the remaining 3.7 million Common Units. In the event the Company issues shares of Common Stock, the proceeds of the issuance are contributed to the Operating Partnership in exchange for additional Common Units. Generally, the Operating Partnership is required to redeem each Common Unit at the request of the holder thereof for cash equal to the value of one share of the Company’s Common Stock, $0.01 par value, based on the average of the market price for the 10 trading days immediately preceding the notice date of such redemption, provided that the Company at its option may elect to acquire any such Common Units presented for redemption for cash or one share of Common Stock. The Common Units owned by the Company are not redeemable. During 2011, the Company redeemed 64,469 Common Units for a like number of shares of Common Stock. The redemptions, in conjunction with the proceeds from issuances of Common Stock contributed to the Operating Partnership in exchange for additional Common Units, increased the percentage of Common Units owned by the Company from 95.0% at December 31, 2010 to 95.1% at December 31, 2011.

Basis of Presentation

Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Our Consolidated Balance Sheet at December 31, 2010 was revised from previously reported amounts to reflect in real estate and other assets, net, held for sale those properties which qualified as held for sale during 2011. Our Consolidated Statements of Income for the years ended December 31, 2010 and 2009 were revised from previously reported amounts to reflect in discontinued operations the operations for those properties sold or held for sale subsequent to those respective years.

The Consolidated Financial Statements include the Operating Partnership, wholly owned subsidiaries and those subsidiaries in which we own a majority voting interest with the ability to control operations of the subsidiaries and where no substantive participating rights or substantive kick out rights have been granted to the noncontrolling interests. We consolidate partnerships, joint ventures and limited liability companies when we control the major operating and financial policies of the entity through majority ownership or in our capacity as general partner or managing member. Five of the 50.0% or less owned in-service office properties are consolidated. In addition, we consolidate those entities deemed to be variable interest entities in which we are determined to be the primary beneficiary. At December 31, 2011, we had involvement with no entities that we concluded to be variable interest entities. All significant intercompany transactions and accounts have been eliminated.

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

Real Estate and Related Assets

Real estate and related assets are recorded at cost and stated at cost less accumulated depreciation. Renovations, replacements and other expenditures that improve or extend the life of assets are capitalized and depreciated over their estimated useful lives. Expenditures for ordinary maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful life of 40 years for buildings and depreciable land infrastructure costs, 15 years for building improvements and five to seven years for furniture, fixtures and equipment. Tenant improvements are amortized using the straight-line method over initial fixed terms of the respective leases, which generally are from three to 10 years. Depreciation expense for real estate assets was $120.8 million, $117.6 million and $115.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Expenditures directly related to the leasing of properties are included in deferred financing and leasing costs and are stated at amortized cost. Such expenditures are part of the investment necessary to execute leases and, therefore, are classified as investment activities in the statement of cash flows. All leasing commissions paid to third parties for new leases or lease renewals are capitalized. Internal leasing costs include primarily compensation, benefits and other costs, such as legal fees related to leasing activities, that are incurred in connection with successfully securing leases of properties. Capitalized leasing costs are amortized on a straight-line basis over the initial fixed terms of the respective leases, which generally are from three to 10 years. Estimated costs related to unsuccessful activities are expensed as incurred.

We record liabilities for the performance of asset retirement activities when the obligation to perform such activities is probable even when uncertainty exists about the timing and/or method of settlement.

Upon the acquisition of real estate assets, we assess the fair value of acquired tangible assets such as land, buildings and tenant improvements, intangible assets and liabilities such as above and below market leases, acquired in-place leases, customer relationships and other identifiable intangible assets and assumed liabilities. We assess fair value based on estimated cash flow projections that utilize discount and/or capitalization rates as well as available market information. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant.

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

1.    Description of Business and Significant Accounting Policies – Continued

The above and below market rate portions of leases acquired in connection with property acquisitions are recorded in deferred financing and leasing costs and in accounts payable, accrued expenses and other liabilities, respectively, at fair value and amortized into rental revenue over the remaining term of the respective leases as described below. Fair value is calculated as the present value of the difference between (1) the contractual amounts to be paid pursuant to each in-place lease and (2) our estimate of fair market lease rates for each corresponding in-place lease, using a discount rate that reflects the risks associated with the leases acquired and measured over a period equal to the remaining initial term of the lease for above-market leases and the remaining initial term plus the term of any renewal option that the customer would be economically compelled to exercise for below-market leases.

In-place leases acquired are recorded at fair value in deferred financing and leasing costs and are amortized to depreciation and amortization expense over the remaining term of the respective lease. The value of in-place leases is based on our evaluation of the specific characteristics of each customer's lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, current market conditions, the customer's credit quality and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, we consider tenant improvements, leasing commissions and legal and other related expenses.

Real estate and other assets are classified as long-lived assets held for use or as long-lived assets held for sale. Real estate is classified as held for sale when the Company's Board of Directors, or its Investment Committee, has approved the sale of the asset, a legally enforceable contract has been executed and the buyer's due diligence period has expired.

Impairment of Long-Lived Assets and Investments in Unconsolidated Affiliates

With respect to assets classified as held for use, we perform an impairment analysis if events or changes in circumstances indicate that the carrying value may be impaired, such as a significant decline in occupancy, identification of materially adverse legal or environmental factors, change in our designation of an asset from core to non-core which impacts the anticipated holding period or a decline in market value to an amount less than cost. This analysis is generally performed at the property level, except when an asset is part of an interdependent group such as an office park, and consists of determining whether the asset's carrying amount will be recovered from its undiscounted estimated future operating and residual cash flows. These cash flows are estimated based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for customers, changes in market rental rates, costs to operate each property and expected ownership periods. For properties under development, the cash flows are based on expected service potential of the asset or asset group when development is substantially complete.

If the carrying amount of a held for use asset exceeds the sum of its undiscounted future operating and residual cash flows, an impairment loss is recorded for the difference between estimated fair value of the asset and the carrying amount. We generally estimate the fair value of assets held for use by using discounted cash flow analyses. In some instances, appraisal information may be available and is used in addition to a discounted cash flow analysis. As the factors used in generating these cash flows are difficult to predict and are subject to future events that may alter our assumptions, the discounted and/or undiscounted future operating and residual cash flows estimated by us in our impairment analyses or those established by appraisal may not be achieved and we may be required to recognize future impairment losses on our properties held for use.

We record assets held for sale, including for-sale residential condominiums, at the lower of the carrying amount or estimated fair value. Fair value of assets held for sale is equal to the estimated or contracted sales price with a potential buyer, less costs to sell. The impairment loss is the amount by which the carrying amount exceeds the estimated fair value.

We also analyze our investments in unconsolidated affiliates for impairment. This analysis consists of determining whether an expected loss in market value of an investment is other than temporary by evaluating the length of time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the investee, and our intent and ability to retain our investment for a period of time sufficient to allow for any anticipated recovery in market value. As the factors used in this analysis are difficult to predict and are subject to future events that may alter our assumptions, we may be required to recognize future impairment losses on our investments in unconsolidated affiliates.

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

Rental and Other Revenues

Minimum contractual rents from leases are recognized on a straight-line basis over the terms of the respective leases. This means that, with respect to a particular lease, actual amounts billed in accordance with the lease during any given period may be higher or lower than the amount of rental revenue recognized for the period. Straight-line rental revenue is commenced when the customer assumes control of the leased premises. Accrued straight-line rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with lease agreements. Contingent rental revenue, such as percentage rent, is accrued when the contingency is removed. Termination fee income is recognized at the later of when the customer has vacated the space or the lease has expired and a fully executed lease termination agreement has been delivered, the amount of the fee is determinable and collectability of the fee is reasonably assured. Rental revenue reductions related to co-tenancy lease provisions, if any, are accrued when events have occurred that trigger such provisions.

Property operating cost recovery revenues from customers (“cost reimbursements”) are determined on a calendar year and a lease-by-lease basis. The most common types of cost reimbursements in our leases are common area maintenance (“CAM”) and real estate taxes, for which the customer pays its pro-rata share of operating and administrative expenses and real estate taxes in excess of a base year amount. The computation of cost reimbursements is complex and involves numerous judgments, including the interpretation of terms and other customer lease provisions. Leases are not uniform in dealing with such cost reimbursements and there are many variations in the computation. Many customers make monthly fixed payments of CAM, real estate taxes and other cost reimbursement items. We accrue income related to these payments each month. We make quarterly accrual adjustments, positive or negative, to cost recovery income to adjust the recorded amounts to our best estimate of the final annual amounts to be billed and collected with respect to the cost reimbursements. After the end of the calendar year, we compute each customer's final cost reimbursements and, after considering amounts paid by the customer during the year, issue a bill or credit for the appropriate amount to the customer. The differences between the amounts billed less previously received payments and the accrual adjustment are recorded as increases or decreases to cost recovery income when the final bills are prepared, which occurs during the first half of the subsequent year.

Allowance for Doubtful Accounts

Accounts receivable, accrued straight-line rents receivable and mortgages and notes receivable are reduced by an allowance for amounts that may become uncollectible in the future. We regularly evaluate the adequacy of our allowance for doubtful accounts. The evaluation primarily consists of reviewing past due account balances and considering such factors as the credit quality of our customer, historical trends of the customer and changes in customer payment terms. Additionally, with respect to customers in bankruptcy, we estimate the probable recovery through bankruptcy claims and adjust the allowance for amounts deemed uncollectible. If our assumptions regarding the collectability of receivables prove incorrect, we could experience losses in excess of our allowance for doubtful accounts. The allowance and its related receivable are written-off when we have concluded there is a low probability of collection and we have discontinued collection efforts.

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

Investments in Unconsolidated Affiliates

We account for our investments in less than majority owned joint ventures, partnerships and limited liability companies using the equity method of accounting when our interests represent a general partnership interest but substantive participating rights or substantive kick out rights have been granted to the limited partners or when our interests do not represent a general partnership interest and we do not control the major operating and financial policies of the entity. These investments are initially recorded at cost in investments in unconsolidated affiliates and are subsequently adjusted for our share of earnings and cash contributions and distributions. To the extent our cost basis at formation of the joint venture is different than the basis reflected at the joint venture level, the basis difference is amortized over the life of the related assets and included in our share of equity in earnings of unconsolidated affiliates.

Cash Equivalents

We consider highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Restricted Cash

Restricted cash represents cash deposits that are legally restricted or held by third parties on our behalf, such as security deposits from sales contracts on for-sale residential condominiums, construction-related escrows, property disposition proceeds set aside and designated or intended to fund future tax-deferred exchanges of qualifying real estate investments, escrows and reserves for debt service, real estate taxes and property insurance established pursuant to certain mortgage financing arrangements and any deposits given to lenders to unencumber secured properties.

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

We conduct certain business activities through a taxable REIT subsidiary, as permitted under the Code. The taxable REIT subsidiary is subject to federal, state and local income taxes on its taxable income. We record provisions for income taxes based on its income recognized for financial statement purposes, including the effects of temporary differences between such income and the amount recognized for tax purposes.

Concentration of Credit Risk

At December 31, 2011, our Wholly Owned Properties were leased to 1,722 customers. The geographic locations that comprise greater than 10.0% of our annualized cash rental revenue are Raleigh, NC, Tampa, FL, Atlanta, GA and Nashville, TN. Our customers engage in a wide variety of businesses. No single customer of the Wholly Owned Properties generated more than 10.0% of our consolidated revenues during 2011.

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

Interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into interest expense in the period that the hedged forecasted transaction affects earnings. Interest rate hedge contracts typically contain a provision whereby if we default on any of our indebtedness, we could also be declared in default on our hedge contracts.

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

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

1.    Description of Business and Significant Accounting Policies – Continued

Earnings Per Share

Basic earnings per share is computed by dividing net income available for common stockholders by the weighted Common Shares outstanding - basic. Diluted earnings per share is computed by dividing net income available to common stockholders plus noncontrolling interests in the Operating Partnership by the weighted Common Shares outstanding - basic plus the dilutive effect of options, warrants and convertible securities outstanding, including Common Units, using the treasury stock method. Weighted Common Shares outstanding - basic includes all unvested restricted stock since dividends received on such restricted stock are non-forfeitable.

Recently Issued Accounting Standards

Beginning with our Quarterly Report on Form 10-Q for the three months ended March 31, 2012, we will be required to enhance our disclosure of assets and liabilities measured at fair value. This includes disclosing any significant transfers between Levels 1 and 2 of the fair value hierarchy, additional quantitative and qualitative information regarding fair value measurements categorized as Level 3 of the fair value hierarchy and the hierarchy classification for items whose fair value is not recorded on our Consolidated Balance Sheets but is disclosed in our Notes to Consolidated Financial Statements. Additionally, we will be required to present comprehensive income on the face of our Consolidated Statements of Income, which is currently disclosed in our Notes to Consolidated Financial Statements.

2.    Real Estate Assets

Acquisitions

In 2011, we acquired a six-building, 1.54 million square foot office complex in Pittsburgh, PA for a purchase price of $188.5 million. The purchase price included the assumption of secured debt recorded at fair value of $124.5 million, with an effective interest rate of 4.27%, including amortization of deferred financing costs. This debt matures in November 2017. We expensed $4.0 million of costs related to this acquisition, which are included in general and administrative expense. Additionally, we acquired a 503,000 square foot office building in Atlanta, GA for a purchase price of $78.3 million. The purchase price included the assumption of secured debt recorded at fair value of $67.9 million, with an effective interest rate of 5.45%, including amortization of deferred financing costs. This debt matures in January 2014. We expensed $0.3 million of costs related to this acquisition.

The following table sets forth a summary of the acquisition purchase price consideration for each major class of assets acquired and liabilities assumed in the acquisitions discussed above:

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

2.     Real Estate Assets - Continued

The following tables set forth our rental and other revenues and net income, adjusted for interest expense and depreciation and amortization related to purchase price allocation, assuming the acquisitions discussed above both occurred as of the beginning of each annual reporting period:

	Year Ended December 31,
	2011	2010	2009
Proforma rental and other revenues	$524,480	$511,861	$505,840
Proforma net income	$45,674	$65,409	$57,471
Proforma earnings per share - basic	$0.50	$0.77	$0.70
Proforma earnings per share - diluted	$0.50	$0.77	$0.70

In 2011, we also acquired a 48,000 square foot medical office property in Raleigh, NC for approximately $8.9 million in cash and incurred $0.1 million of acquisition-related costs, which are included in general and administrative expense.

In 2010, we acquired a 336,000 square foot office property in Memphis, TN for a purchase price of $52.6 million. The purchase price included the assumption of secured debt recorded at fair value of $40.3 million, with an effective interest rate of 6.43%. This debt matures in November 2015. We incurred $0.4 million of acquisition-related costs. We also acquired a 117,000 square foot office property and 32.6 acres of development land in Tampa, FL for a purchase price of $12.0 million. We incurred $0.2 million of acquisition-related costs. Lastly, we acquired our partner’s interest in a joint venture that owned for-sale residential condominiums for a purchase price of $0.5 million.

In 2009, we acquired a 220,000 square foot office building in Tampa, FL for a purchase price of $22.3 million. We expensed $0.1 million of costs related to this acquisition.

Dispositions

In 2011, we sold an office property and adjacent land parcel in a single transaction in Winston-Salem, NC for gross proceeds of $15.0 million. We recorded gain on disposition of discontinued operations of $2.6 million related to the office property and gain on disposition of property of $0.3 million related to the land.

In 2010, we sold seven office properties in Winston Salem, NC and six industrial properties in Greensboro, NC in two separate transactions for gross proceeds of $24.9 million. In the aggregate, we received cash of $7.9 million. provided seller financing of $17.0 million and committed to lend up to an additional $1.7 million for tenant improvements and lease commissions, of which $0.2 million was funded as of December 31, 2011. We have accounted for these dispositions using the installment method, whereby the $0.4 million gain on disposition of property related to the office properties has been deferred and will be recognized when the seller financing is repaid, and recorded impairment of $0.3 million related to the industrial properties. In 2010, we also recorded a completed sale in connection with the disposition of an office property in Raleigh, NC in the fourth quarter of 2009 where the buyer's limited right to compel us to repurchase the property expired and recorded a gain of $0.2 million.

In 2009, we sold 517,000 square feet of non-core retail and office properties for gross proceeds of $78.2 million and recorded gains of $21.7 million.

Impairments

In 2011, we recorded impairment of assets held for use of $2.4 million on two office properties located in Orlando, FL due to a change in the assumed timing of future disposition, which reduced the future expected cash flows from the properties.

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

2.     Real Estate Assets - Continued

In 2009, we recorded impairment of assets held for use of $2.6 million on four office properties located in Winston-Salem, NC and recorded impairment of $11.0 million on the office, industrial and retail properties in Winston-Salem and Greensboro, NC that were sold in 2010 and required discontinued operations presentation. These impairments were also due to a change in the assumed timing of future disposition, which reduced the future expected cash flows from the properties.

3.    Mortgages and Notes Receivable

The following table sets forth our mortgages and notes receivable:

	December 31,
	2011	2010
Seller financing (first mortgages)	$17,180	$17,180
Less allowance	—	—
	17,180	17,180
Promissory notes	1,481	2,732
Less allowance	(61)	(868)
	1,420	1,864
Mortgages and notes receivable, net	$18,600	$19,044

The following table sets forth our notes receivable allowance, which relates only to promissory notes:

	December 31,
	2011	2010
Beginning notes receivable allowance	$868	$698
Bad debt expense	196	413
Recoveries/write-offs/other	(1,003)	(243)
Total notes receivable allowance	$61	$868

Our mortgages and notes receivable consist primarily of seller financing issued in conjunction with two disposition transactions in 2010 (see Note 2). This seller financing is evidenced by first mortgages secured by the assignment of rents and the underlying real estate assets. We conclude on the credit quality of the receivables by monitoring the leasing statistics and market fundamentals of these assets. As of December 31, 2011, the payments on both mortgages receivable were current and there were no other indications of impairment on the receivables. We may be required to take impairment charges in the future if and to the extent the underlying collateral diminishes in value.

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

4.    Investments in and Advances to Affiliates

Unconsolidated Affiliates

We have equity interests of up to 50.00% in various joint ventures with unrelated investors that are accounted for using the equity method of accounting. As a result, the assets and liabilities of these joint ventures are not included in our Consolidated Financial Statements.

The following table sets forth our ownership in unconsolidated affiliates at December 31, 2011:

Joint Venture	Location of Properties	Ownership Interest
Concourse Center Associates, LLC	Greensboro, NC	50.00%
Plaza Colonnade, LLC	Kansas City, MO	50.00%
Lofts at Weston, LLC	Raleigh, NC	50.00%
Board of Trade Investment Company	Kansas City, MO	49.00%
Highwoods DLF 97/26 DLF 99/32, LP	Atlanta, GA; Greensboro, NC; Orlando, FL	42.93%
Highwoods KC Glenridge Office, LLC	Atlanta, GA	40.00%
Highwoods KC Glenridge Land, LLC	Atlanta, GA	40.00%
HIW-KC Orlando, LLC	Orlando, FL	40.00%
Kessinger/Hunter, LLC	Kansas City, MO	26.50%
Highwoods DLF Forum, LLC	Raleigh, NC	25.00%
Highwoods DLF 98/29, LLC	Atlanta, GA; Charlotte, NC; Greensboro, NC; Raleigh, NC; Orlando, FL	22.81%
4600 Madison Associates, LLC	Kansas City, MO	12.50%

The following table sets forth combined summarized financial information for our unconsolidated affiliates:

	December 31,
	2011	2010
Balance Sheets:
Assets:
Real estate assets, net	$536,088	$580,257
All other assets, net	96,944	92,423
Total Assets	$633,032	$672,680
Liabilities and Partners’ or Shareholders’ Equity:
Mortgages and notes payable (1)	$406,875	$424,818
All other liabilities	21,808	26,267
Partners’ or shareholders’ equity	204,349	221,595
Total Liabilities and Partners’ or Shareholders’ Equity	$633,032	$672,680
Our share of historical partners’ or shareholders’ equity	$59,584	$61,022
Advances to unconsolidated affiliate	38,323	—
Net excess of cost of investments over the net book value of underlying net assets (2)	2,460	2,585
Carrying value of investments in unconsolidated affiliates	$100,367	$63,607
Our share of unconsolidated non-recourse mortgage debt (1)	$146,926	$150,698
__________

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

4.    Investments in and Advances to Affiliates – Continued

(1)	Our share of scheduled future principal payments, including amortization, due on mortgages and notes payable at December 31, 2011 is as follows:

2012 (a)	$31,101
2013	23,250
2014	56,737
2015	983
2016	1,052
Thereafter	33,803
$146,926

(a) Includes our 22.81% portion of a $38.3 million interest-only secured loan provided by us to the DLF I joint venture.

All of this joint venture debt is non-recourse to us except in the case of customary exceptions pertaining to such matters as misuse of funds, environmental conditions and material misrepresentations.

(2)	This amount represents the aggregate difference between our historical cost basis and the basis reflected at the joint venture level, which is typically depreciated over the life of the related asset.

	Year Ended December 31,
	2011	2010	2009
Income Statements:
Rental and other revenues	$100,958	$119,868	$149,856
Expenses:
Rental property and other expenses	44,584	56,868	72,344
Depreciation and amortization	26,430	31,401	35,537
Interest expense	23,762	27,956	35,245
Total expenses	94,776	116,225	143,126
Income before disposition of properties	6,182	3,643	6,730
Gains on disposition of properties	—	—	2,963
Net income	$6,182	$3,643	$9,693
Our share of:
Depreciation and amortization of real estate assets	$8,388	$10,471	$12,839
Interest expense	$8,163	$10,545	$14,074
Net gain on disposition of depreciable properties	$—	$—	$582
Net income	$2,429	$1,466	$2,889

Our share of net income	$2,429	$1,466	$2,889
Purchase accounting and management, leasing and other fees adjustments	2,449	2,355	2,532
Equity in earnings of unconsolidated affiliates	$4,878	$3,821	$5,421

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

4.    Investments in and Advances to Affiliates – Continued

The following summarizes additional information related to certain of our unconsolidated affiliates:

- Lofts at Weston, LLC

In 2011, we and Ravin Partners, LLC (“Ravin”) formed Lofts at Weston, LLC, in which we have a 50.00% ownership interest. We contributed 15.0 acres of land at an agreed upon value of $2.4 million to this joint venture, and Ravin contributed $1.2 million in cash and agreed to guarantee the joint venture's development loan. The joint venture then distributed $1.2 million to us and we recorded a gain of $0.3 million on this transaction. Ravin manages and operates this joint venture, which is constructing 215 rental residential units at a total cost of approximately $25.9 million. Ravin is the developer, manager and leasing agent and will receive customary fees from the joint venture.

- Highwoods DLF 97/26 DLF 99/32, L.P. (“DLF II”)

In 2009, DLF II sold an office property for gross proceeds of $7.1 million and recorded an impairment charge of $0.5 million. We recorded $0.2 million as our proportionate share of this impairment charge through equity in earnings of unconsolidated affiliates.

- Kessinger/Hunter, LLC

Kessinger/Hunter, LLC, which is managed by our joint venture partner, provides leasing services to certain of our Wholly Owned Properties in Kansas City, MO in exchange for customary fees from us. These services were reduced by us to only leasing-related services in 2009. Kessinger/Hunter, LLC received $2.1 million, $0.8 million and $0.5 million from us for these services in 2011, 2010 and 2009, respectively.

- Highwoods DLF 98/29, LLC (“DLF I”)

At the formation of this joint venture in 1999, our partner contributed excess cash to the venture that was distributed to us under the joint venture agreements. We are required to repay this excess cash to our partner over time, as discussed in Note 9.

In 2011, we provided a $38.3 million interest-only secured loan to DLF I that is scheduled to mature in March 2012, which was used to repay a secured loan before maturity to a third party lender. The loan bears interest at LIBOR plus 500 basis points, which may be reduced by up to 50 basis points upon the use of proceeds from the sale of certain assets by the joint venture to repay the loan. We recorded $1.3 million of interest income from this loan in interest and other income during the year ended December 31, 2011.

In 2009, DLF I sold an office property for gross proceeds of $14.8 million and recorded a gain of $3.4 million. We recorded $0.8 million as our proportionate share of this gain through equity in earnings of unconsolidated affiliates.

- Des Moines, IA Joint Ventures

In 2010, we sold our equity interests in a series of unconsolidated joint ventures relating to properties in Des Moines, IA. The assets in the joint ventures included 1.7 million square feet of office, 788,000 square feet of industrial and 45,000 square feet of retail properties, as well as 418 apartment units. In connection with the closing, we received $15.0 million in cash. We had a negative book basis in certain of the joint ventures, primarily as a result of prior cash distributions to the partners. As a result, we recorded gain on disposition of investment in unconsolidated affiliates of $25.3 million.

- HIW Development B, LLC

In 2011, our joint venture partner exercised its option to acquire our 10.0% equity interest in the HIW Development B, LLC joint venture, which recently completed construction of a build-to-suit office property in Charlotte, NC. As a result, we received gross proceeds of $4.8 million and recorded a gain on disposition of investment in unconsolidated affiliate related to this merchant build project of $2.3 million.

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

4.    Investments in and Advances to Affiliates – Continued

- Other Activities

We receive development, management and leasing fees for services provided to certain of our joint ventures. These fees are recognized in income to the extent of our respective joint venture partner's interest. In the years ended December 31, 2011, 2010 and 2009, we recognized $3.1 million, $2.7 million and $2.1 million, respectively, of development, management and leasing fees from our unconsolidated joint ventures. At December 31, 2011 and 2010, we had receivables of $1.0 million and $0.6 million, respectively, related to these fees in accounts receivable.

Consolidated Affiliates

The following summarizes our consolidated affiliates:

- Highwoods-Markel Associates, LLC (“Markel”)

We have a 50.0% ownership interest in Markel. We are the manager and leasing agent for Markel's properties located in Richmond, VA and receive customary management and leasing fees. We consolidate Markel since we are the general partner and control the major operating and financial policies of the joint venture. The organizational documents of Markel require the entity to be liquidated through the sale of its assets upon reaching December 31, 2100. As controlling partner, we have an obligation to cause this property-owning entity to distribute proceeds of liquidation to the noncontrolling interest partner in these partially owned properties only if the net proceeds received by the entity from the sale of our assets warrant a distribution as determined by the agreement. We estimate the value of noncontrolling interest distributions would have been approximately $14.8 million had the entity been liquidated at December 31, 2011. This estimated settlement value is based on the fair value of the underlying properties which is based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for customers, changes in market rental rates and costs to operate each property. If the entity's underlying assets are worth less than the underlying liabilities on the date of such liquidation, we would have no obligation to remit any consideration to the noncontrolling interest holder.

- SF-HIW Harborview Plaza, LP (“Harborview”)

We have a 20.0% interest in Harborview. We are the manager and leasing agent for Harborview's property located in Tampa, FL and receive customary management and leasing fees. As further described in Note 8, we account for this joint venture as a financing obligation since our partner has the right to put its interest back to us in the future.

- Plaza Residential, LLC (“Plaza Residential”)

In 2009, our taxable REIT subsidiary formed the Plaza Residential joint venture with an unrelated party to develop and sell 139 for-sale residential condominiums constructed above a wholly owned office property in Raleigh, NC. We initially had a 93.0% interest in Plaza Residential. In 2010, we acquired our partner's 7.0% ownership interest for $0.5 million. During the years ended December 31, 2011, 2010 and 2009, we received $3.2 million, $5.3 million and $13.0 million, respectively, in gross proceeds and recorded $3.5 million, $5.0 million and $12.1 million, respectively, of cost of assets sold from condominium sales, including impairment charges, if any.

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

5.    Intangible Assets and Liabilities

The following table sets forth total intangible assets and liabilities, net of accumulated amortization:

	December 31,
	2011	2010
Assets:
Deferred financing costs	$18,044	$16,331
Less accumulated amortization	(5,797)	(7,031)
	12,247	9,300
Deferred leasing costs (including lease incentives and acquisition-related intangible assets)	173,697	128,030
Less accumulated amortization	(57,359)	(52,329)
	116,338	75,701
Deferred financing and leasing costs, net	$128,585	$85,001

Liabilities (in accounts payable, accrued expenses and other liabilities):
Acquisition-related intangible liabilities	$16,441	$733
Less accumulated amortization	(971)	(200)
	$15,470	$533

The following table sets forth amortization of intangible assets and liabilities:

	Year Ended December 31,
	2011	2010	2009
Amortization of deferred financing costs	$3,312	$3,385	$2,760
Amortization of deferred leasing costs and acquisition-related intangible assets (in depreciation and amortization)	$20,980	$17,383	$15,064
Amortization of lease incentives (in rental and other revenues)	$1,371	$1,239	$1,110
Amortization of acquisition-related intangible assets (in rental and other revenues)	$915	$531	$102
Amortization of acquisition-related intangible liabilities (in rental and other revenues)	$(840)	$(96)	$(94)

The following table sets forth scheduled future amortization of intangible assets and liabilities:

Years Ending December 31,	Amortization of Deferred Financing Costs	Amortization of Deferred Leasing Costs and Acquisition-Related Intangible Assets (in Depreciation and Amortization)	Amortization of Lease Incentives (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Liabilities (in Rental and Other Revenues)
2012	$3,386	$25,082	$1,291	$1,054	$(2,123)
2013	2,982	20,503	1,136	822	(2,094)
2014	2,682	16,336	973	527	(2,019)
2015	2,073	12,411	752	342	(1,808)
2016	704	9,226	579	281	(1,511)
Thereafter	420	22,095	2,186	742	(5,915)
	$12,247	$105,653	$6,917	$3,768	$(15,470)

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

5.    Intangible Assets and Liabilities - Continued

The weighted average remaining amortization periods for deferred financing costs, deferred leasing costs and acquisition-related intangible assets (in depreciation and amortization), lease incentives (in rental and other revenues), acquisition-related intangible assets (in rental and other revenues) and acquisition-related intangible liabilities (in rental and other revenues) were 3.7 years, 6.4 years, 8.0 years, 5.8 years and 8.6 years, respectively, as of December 31, 2011.

6.    Mortgages and Notes Payable

Our mortgages and notes payable consist of the following:

	December 31,
	2011	2010
Secured indebtedness: (1)
7.05% mortgage loan due 2012 (2)	$—	$186,038
5.45% mortgage loan due 2014 (3)	67,809	—
5.18% mortgage loan due 2017 (4)	123,613	—
6.03% mortgage loan due 2013	125,264	128,084
5.68% mortgage loan due 2013	110,343	113,230
5.17% (6.43% effective rate) mortgage loan due 2015 (5)	40,015	40,199
6.88% mortgage loans due 2016	112,075	113,386
7.50% mortgage loan due 2016	46,181	46,662
5.74% to 9.00% mortgage loans due between 2012 and 2016 (6) (7) (8)	72,640	74,691
Variable rate construction loan due 2012 (9)	52,109	52,109
	750,049	754,399
Unsecured indebtedness:
5.85% (5.88% effective rate) notes due 2017 (10)	391,164	391,046
7.50% notes due 2018	200,000	200,000
Variable rate term loan due 2016 (11)	200,000	—
Variable rate term loans due 2011	—	147,500
Revolving credit facility due 2015 (12)	362,000	30,000
	1,153,164	768,546
Total	$1,903,213	$1,522,945
__________

(1)
The secured mortgage loans payable are collateralized by real estate assets with an aggregate undepreciated book value of approximately $1.2 billion at December 31, 2011. Our fixed rate mortgage loans generally are either locked out to prepayment for all or a portion of their term or are prepayable subject to certain conditions including prepayment penalties.

(2)	We have repaid the remaining balance of this loan as of December 31, 2011.

(3)	Includes unamortized fair market premium of $0.4 million as of December 31, 2011.

(4)	Includes unamortized fair market premium of $5.5 million as of December 31, 2011.

(5)	Net of unamortized fair market value discount of $1.7 million as of December 31, 2011.

(6)	Includes mortgage debt related to Harborview, a consolidated 20.0% owned joint venture, of $21.0 million and $21.5 million at December 31, 2011 and 2010, respectively. See Note 8.

(7)	Includes mortgage debt related to Markel, a consolidated 50.0% owned joint venture, of $34.0 million and $35.0 million at December 31, 2011 and 2010, respectively. See Note 10.

(8)	Net of unamortized fair market value premium of $0.3 million and $0.4 million at both December 31, 2011 and 2010.

(9)	The interest rate is 1.14% at December 31, 2011.

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

6.    Mortgages and Notes Payable - Continued

(10)	Net of unamortized original issuance discount of $0.6 million and $0.7 million at December 31, 2011 and 2010, respectively.

(11)	The interest rate is 2.49% at December 31, 2011.

(12)	The interest rate is 1.78% on our revolving credit facility at December 31, 2011.

The following table sets forth scheduled future principal payments, including amortization, due on our mortgages and notes payable at December 31, 2011:

Years Ending December 31,	Principal Amount
2012	$85,624
2013	245,917
2014	105,129
2015	406,995
2016	358,480
Thereafter	701,068
$1,903,213

In 2011, we obtained a $475.0 million unsecured revolving credit facility, which is scheduled to mature on June 27, 2015 and includes an accordion feature that allows for an additional $75.0 million of borrowing capacity subject to additional lender commitments. Assuming no defaults have occurred, we have an option to extend the maturity for an additional year. The interest rate at our current credit ratings is LIBOR plus 150 basis points and the annual facility fee is 35 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody's Investors Service or Standard & Poor's Ratings Services. We use our revolving credit facility for working capital purposes and for the short-term funding of our development and acquisition activity and, in certain instances, the repayment of other debt. Continuing ability to borrow under the revolving credit facility allows us to quickly capitalize on strategic opportunities at short-term interest rates. There was $362.0 million and $148.0 million outstanding under our revolving credit facility at December 31, 2011 and February 1, 2012, respectively. At both December 31, 2011 and February 1, 2012, we had $0.2 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at December 31, 2011 and February 1, 2012 was $112.8 million and $326.8 million, respectively.

In 2011, we repaid the remaining balance of $184.2 million of a secured mortgage loan bearing interest of 7.05% that was scheduled to mature in January 2012 and the remaining $10.0 million of a three-year unsecured term loan bearing interest of 3.90% that was scheduled to mature in February 2012. We incurred no penalties related to these early repayments. We also obtained a $200.0 million, five-year unsecured bank term loan bearing interest of LIBOR plus 220 basis points. The proceeds were used to pay off at maturity a $137.5 million unsecured bank term loan bearing interest of LIBOR plus 110 basis points, pay off amounts then outstanding under our revolving credit facility and for general corporate purposes.

In 2010, we repaid $10.0 million of our $20.0 million, three-year unsecured term loan. Additionally, we repaid the $5.8 million remaining balance outstanding on the mortgage payable secured by our 96 rental residential units to unencumber these assets for a planned development project. We incurred a penalty of $0.6 million related to this early repayment, which is included in loss on debt extinguishment.

In 2009, we paid off at maturity $50.0 million of unsecured notes bearing interest of 8.125% and retired the remaining $107.2 million principal amount of a two-tranched secured loan bearing interest of 7.80%. We also obtained a $20.0 million, three-year unsecured term loan bearing interest of 3.90%, a $115.0 million, six and a half-year secured loan bearing interest of 6.88% and a $47.3 million, seven-year secured loan bearing interest of 7.50%. Lastly, we repurchased $8.2 million principal amount of unsecured notes due March 2017 bearing interest of 5.85%.

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

The Operating Partnership has $391.2 million carrying amount of 2017 bonds outstanding and $200.0 million carrying amount of 2018 bonds outstanding. The indenture that governs these outstanding notes requires us to comply with customary operating covenants and various financial ratios. The trustee or the holders of at least 25.0% in principal amount of either series of bonds can accelerate the principal amount of such series upon written notice of a default that remains uncured after 60 days.

Capitalized Interest

Total interest capitalized to development projects was $0.6 million, $1.4 million and $4.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

7.	Derivative Financial Instruments

In 2011, we entered into six forward-starting, floating-to-fixed interest rate swaps for seven-year periods each with respect to an aggregate of $225.0 million LIBOR-based borrowings associated with forecasted issuance of debt. These swaps effectively fix the underlying LIBOR rate at a weighted average of 1.678%. The counterparties under the swaps are major financial institutions. These swaps have been designated as and are being accounted for as cash flow hedges with changes in fair value recorded in other comprehensive income each reporting period. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on our cash flow hedges during the year ended December 31, 2011.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next year, we estimate that $2.4 million will be reclassified as an increase to interest expense.

The following table sets forth the fair value of our derivative instruments:

	Fair Value as of December 31,
	2011	2010
Liability Derivatives:
Derivatives designated as cash flow hedges in other liabilities:
Interest rate swaps	$2,202	$—

The following table sets forth the effect of our cash flow hedges on AOCL and interest expense:

	Year Ended December 31,
	2011	2010	2009
Derivatives Designated as Cash Flow Hedges:
Amount of unrealized gain/(loss) recognized in AOCL on derivatives (effective portion):
Interest rate swaps	$(2,202)	$—	$937
Amount of loss/(gain) reclassified out of AOCL into contractual interest expense (effective portion):
Interest rate swaps	$(118)	$237	$(249)

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

8.	Financing Arrangements

Our financing obligations consist of the following:

	December 31,
	2011	2010
Harborview financing obligation	$17,086	$17,616
Tax increment financing bond	13,064	14,258
Capitalized ground lease obligation	1,294	1,240
Total	$31,444	$33,114

Harborview

Our joint venture partner in Harborview has the right to put its 80.0% equity interest in the joint venture to us in exchange for cash at any time during the one-year period commencing September 11, 2014. The value of the 80.0% equity interest will be determined at the time that our partner elects to exercise its put right, if ever, based upon the then fair market value of Harborview LP's assets and liabilities, less 3.0%, which amount was intended to cover the normal costs of a sale transaction. Because of the put option, this transaction is accounted for as a financing transaction. Accordingly, the assets, liabilities and operations related to Harborview Plaza, the office property owned by Harborview LP remain in our Consolidated Financial Statements.

As a result, we initially established a gross financing obligation equal to the $12.7 million equity contributed by the other partner. During each period, we increase the gross financing obligation for 80.0% of the net income before depreciation of Harborview Plaza, which is recorded as interest expense on financing obligation, and decrease the gross financing obligation for distributions made to our joint venture partner. At the end of each reporting period, the balance of the gross financing obligation is adjusted to equal the greater of the initial financing obligation or the current fair value of the put option, which is recorded as a valuation allowance. The valuation allowance is amortized on a straight-line basis prospectively through September 2014 as interest expense on financing obligation. The fair value of the put option was $6.2 million and $10.2 million at December 31, 2011 and 2010, respectively. We continue to depreciate Harborview Plaza and record all of the depreciation on our books. At such time as the put option expires or is otherwise terminated, we will record the transaction as a partial sale and recognize gain accordingly.

Tax Increment Financing Bond

In connection with tax increment financing for construction of a parking garage, we are obligated to pay fixed special assessments over a 20-year period ending in 2019. The net present value of these assessments, discounted at the 6.93% interest rate on the underlying bond financing, is recorded as a financing obligation. We receive special tax revenues and property tax rebates recorded in interest and other income, which are intended, but not guaranteed, to provide funds to pay the special assessments. We acquired the underlying bond, which is recorded in prepaid and other assets, in a privately negotiated transaction in 2007. For additional information about this tax increment financing bond, see Note 11.

Capitalized Ground Lease Obligation

The capitalized ground lease obligation represents an obligation to the lessor of land on which we constructed a wholly owned office property. We are obligated to make fixed payments to the lessor through October 2022. The lease provides for fixed price purchase options in the ninth and tenth years of the lease. We initially recorded the land and associated financing obligation at the net present value of the fixed rental payments and purchase option through the ninth year at the inception of the lease using a discount rate of 7.10%. The liability accretes as interest expense until it equals the amount of the purchase option.

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

9.	Commitments and Contingencies

Operating Ground Leases

Certain Wholly Owned Properties are subject to operating ground leases. Rental payments on these leases are adjusted periodically based on either the consumer price index or on a pre-determined schedule. Total rental property expense recorded on the straight-line basis for operating ground leases was $1.4 million, $1.5 million and $1.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The following table sets forth our scheduled obligations for future minimum payments on operating ground leases at December 31, 2011:

Years Ending December 31,	Minimum Payments
2012	$1,324
2013	1,345
2014	1,366
2015	1,389
2016	1,413
Thereafter	31,526
$38,363

Lease and Contractual Commitments

We have approximately $59.8 million of lease and contractual commitments at December 31, 2011. Lease and contractual commitments represent commitments under signed leases and contracts for operating properties (excluding tenant-funded tenant improvements) and contracts for development/redevelopment projects, of which $10.3 million was recorded on the Consolidated Balance Sheet at December 31, 2011.

Des Moines Joint Ventures

As of the closing date of the 2010 disposition of our interests in the Des Moines, IA joint ventures, the joint ventures had approximately $170.0 million of secured debt, which was non-recourse to us except in the case of customary exceptions pertaining to matters such as misuse of funds, borrower bankruptcy, unpermitted transfers, environmental conditions and material misrepresentations. We have no ongoing lender liability relating to such customary exceptions to non-recourse liability with respect to most, but not all, of the debt. The buyer has agreed to indemnify and hold us harmless from any and all future losses that we suffer as a result of our prior investment in the joint ventures, except for losses directly resulting from our acts or omissions. In the event we are exposed to any such future loss, our financial condition and operating results would not be adversely affected unless the buyer defaults on its indemnification obligation.

Rent Guarantees

In connection with the disposition of six industrial properties in Piedmont Triad, NC in the second quarter of 2010, we entered into a limited rent guarantee agreement with the buyer relating to an existing 237,500 square foot lease with one customer, who has leased space in the properties for 14 years. This agreement guarantees the payment of rent for an approximate two-year period from March 2011 through June 2013 in the event the customer exercises its limited termination right. As of December 31, 2011, our maximum exposure under this rent guarantee agreement was approximately $0.3 million. No accrual was recorded for this guarantee because we have concluded that a loss was not probable.

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

9.	Commitments and Contingencies - Continued

DLF I Obligation

At the formation of DLF I, the amount our partner contributed in cash to the venture and subsequently distributed to us was determined to be $7.2 million in excess of the amount required based on its ownership interest and the agreed-upon value of the real estate assets. We are required to repay this amount over 14 years, beginning in the first quarter of 1999. The $7.2 million was discounted to net present value of $3.8 million using a discount rate of 9.62% specified in the agreement. Payments of $0.6 million were made in each of the years ended December 31, 2011, 2010 and 2009. The balance at December 31, 2011 and 2010 was $0.8 million and $1.2 million, respectively, which is included in accounts payable, accrued expenses and other liabilities.

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

Litigation, Claims and Assessments

We are from time to time a party to a variety of legal proceedings, claims and assessments arising in the ordinary course of our business. We regularly assess the liabilities and contingencies in connection with these matters based on the latest information available. For those matters where it is probable that we have incurred or will incur a loss and the loss or range of loss can be reasonably estimated, the estimated loss is accrued and charged to income in our Consolidated Financial Statements. In other instances, because of the uncertainties related to both the probable outcome and amount or range of loss, a reasonable estimate of liability, if any, cannot be made. Based on the current expected outcome of such matters, none of these proceedings, claims or assessments is expected to have a material effect on our business, financial condition, results of operations or cash flows.

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

The following table sets forth noncontrolling interests in the Operating Partnership:

	Year Ended December 31,
	2011	2010
Beginning noncontrolling interests in the Operating Partnership	$120,838	$129,769
Adjustments of noncontrolling interests in the Operating Partnership to fair value	(3,955)	(2,721)
Conversion of Common Units to Common Stock	(1,906)	(3,061)
Net income attributable to noncontrolling interests in the Operating Partnership	2,091	3,320
Distributions to noncontrolling interests in the Operating Partnership	(6,413)	(6,469)
Total noncontrolling interests in the Operating Partnership	$110,655	$120,838

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

10.	Noncontrolling Interests - Continued

The following table sets forth net income available for common stockholders and transfers from noncontrolling interests in the Operating Partnership:

	Year Ended December 31,
	2011	2010	2009
Net income available for common stockholders	$38,677	$61,790	$51,778
Increase in additional paid in capital from conversion of Common Units to Common Stock	1,906	3,060	5,589
Change from net income available for common stockholders and transfers from noncontrolling interests	$40,583	$64,850	$57,367

Noncontrolling Interests in Consolidated Affiliates

At December 31, 2011, noncontrolling interests in consolidated affiliates relates to our joint venture partner's 50.0% interest in office properties located in Richmond, VA. Our joint venture partner is an unrelated third party.

11.	Disclosure About Fair Value of Financial Instruments

The following summarizes the three levels of inputs that we use to measure fair value, as well as the assets, noncontrolling interests in the Operating Partnership and liabilities that we recognize at fair value using those levels of inputs.

Level 1.  Quoted prices in active markets for identical assets or liabilities.

Our Level 1 assets are investments in marketable securities that we use to pay benefits under our non-qualified deferred compensation plan. Our Level 1 noncontrolling interests in the Operating Partnership relate to the ownership of Common Units by various individuals and entities other than the Company. Our Level 1 liability is our non-qualified deferred compensation obligation.

Level 2. Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

Our Level 2 liabilities are interest rate swaps that were outstanding at December 31, 2011 whose fair value is determined using the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments. The variable cash payments are based on the expectation of future interest rates (forward curves) derived from observed market interest rate curves. In addition, credit valuation adjustments are incorporated in the fair values to account for potential nonperformance risk.

Level 3. Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Our Level 3 assets are our tax increment financing bond, which is not routinely traded but whose fair value is determined using the income approach to estimate the projected redemption value based on quoted bid/ask prices for similar unrated municipal bond and real estate assets and for-sale residential condominiums recorded at fair value on a non-recurring basis as a result of our quarterly impairment analyses, which were valued using broker opinion of value and substantiated by internal cash flow projections.

The following tables set forth the assets, noncontrolling interests in the Operating Partnership and liabilities that we measure at fair value by level within the fair value hierarchy. We determine the level based on the lowest level of substantive input used to determine fair value.

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

11.	Disclosure About Fair Value of Financial Instruments – Continued

		Level 1	Level 2	Level 3
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
Assets:
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	$3,149	$3,149	$—	$—
Tax increment financing bond (in prepaid expenses and other assets)	14,788	—	—	14,788
Impaired real estate assets and for-sale residential condominiums	12,767	—	—	12,767
Total Assets	$30,704	$3,149	$—	$27,555
Noncontrolling Interests in the Operating Partnership	$110,655	$110,655	$—	$—
Liability:
Interest rate swaps	$2,202	$—	$2,202	$—
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	3,149	3,149	—	—
Total Liabilities	$5,351	$3,149	$2,202	$—

		Level 1	Level 3
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Unobservable Inputs
Assets:
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	$3,479	$3,479	$—
Tax increment financing bond (in prepaid expenses and other assets)	15,699	—	15,699
Total Assets	$19,178	$3,479	$15,699
Noncontrolling Interests in the Operating Partnership	$120,838	$120,838	$—
Liability:
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	$4,091	$4,091	$—

The following table sets forth the changes in our Level 3 asset:

	December 31,
	2011	2010
Asset:
Tax Increment Financing Bond:
Beginning balance	$15,699	$16,871
Principal repayment	(1,145)	(995)
Unrealized gain/(loss) (in AOCL)	234	(177)
Ending balance	$14,788	$15,699

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

11.	Disclosure About Fair Value of Financial Instruments – Continued

In 2007, we acquired a tax increment financing bond associated with a parking garage developed by us. This bond amortizes to maturity in 2020. The estimated fair value at December 31, 2011 was $2.3 million below the outstanding principal due on the bond. If the yield-to-maturity used to fair value this bond was 100 basis points higher or lower, the fair value of the bond would have been $0.6 million lower or $0.6 million higher, respectively, as of December 31, 2011. Currently, we intend to hold this bond and have concluded that we will not be required to sell this bond before recovery of the bond principal. Payment of the principal and interest for the bond is guaranteed by us and, therefore, we have recorded no credit losses related to the bond in the years ended December 31, 2011 and 2010. There is no legal right of offset with the liability, which we report as a financing obligation, related to this tax increment financing bond.

The following table sets forth the carrying amounts and fair values of our financial instruments not disclosed elsewhere:

	Carrying Amount	Fair Value
December 31, 2011
Mortgages and notes receivable	$18,600	$18,990
Mortgages and notes payable	$1,903,213	$1,992,937
Financing obligations (including Harborview financing obligation)	$31,444	$18,866

December 31, 2010
Mortgages and notes receivable	$19,044	$19,093
Mortgages and notes payable	$1,522,945	$1,581,518
Financing obligations (including Harborview financing obligation)	$33,114	$23,880

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

Common Stock Offerings

In 2011, the Company entered into equity sales agreements with various financial institutions to offer and sell, from time to time, shares of our Common Stock by means of ordinary brokers' transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices or as otherwise agreed with any of the institutions. During 2011, the Company issued 378,200 shares of Common Stock under these agreements at an average price of $35.09 per share raising net proceeds, after sales commissions and expenses, of $13.1 million.

In 2009, the Company sold 7.0 million shares of Common Stock for net proceeds of $144.1 million.

Common Stock Dividends

Dividends declared and paid per share of Common Stock aggregated $1.70 for each of the years ended December 31, 2011, 2010 and 2009.

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

12.	Equity - Continued

The following table sets forth the estimated taxability to the common stockholders of dividends per share for federal income tax purposes:

	Year Ended December 31,
	2011	2010	2009
Ordinary income	$1.15	$0.41	$1.09
Capital gains	—	0.44	0.60
Return of capital	0.55	0.85	0.01
Total	$1.70	$1.70	$1.70

Our tax returns have not been examined by the Internal Revenue Service (“IRS”) and, therefore, the taxability of dividends is subject to change.

Preferred Stock

In 2011, we redeemed the remaining 2.1 million outstanding 8.0% Series B Cumulative Redeemable Preferred Shares for an aggregate redemption price of $52.5 million, excluding accrued dividends. In connection with this redemption, the $1.9 million excess of the redemption cost over the net carrying amount of the redeemed shares was recorded as a reduction to net income available for common stockholders.

The following table sets forth our Preferred Stock:

Preferred Stock Issuances	Issue Date	Number of Shares Outstanding	Carrying Value	Liquidation Preference Per Share	Optional Redemption Date	Annual Dividends Payable Per Share
		(in thousands)
December 31, 2011
8.625% Series A Cumulative Redeemable	2/12/1997	29	$29,077	$1,000	2/12/2027	$86.25
December 31, 2010
8.625% Series A Cumulative Redeemable	2/12/1997	29	$29,092	$1,000	2/12/2027	$86.25
8.000% Series B Cumulative Redeemable	9/25/1997	2,100	$52,500	$25	9/25/2002	$2.00

The following table sets forth the estimated taxability to the preferred stockholders of dividends per share for federal income tax purposes:

	Year Ended December 31,
	2011	2010	2009
8.625% Series A Cumulative Redeemable:
Ordinary income	$86.25	$41.80	$55.86
Capital gains	—	44.45	30.39
Total	$86.25	$86.25	$86.25
8.000% Series B Cumulative Redeemable:
Ordinary income	$1.05	$0.97	$1.30
Capital gains	—	1.03	0.70
Total	$1.05	$2.00	$2.00

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

12.	Equity - Continued

Our tax returns have not been examined by the Internal Revenue Service (“IRS”) and, therefore, the taxability of dividends is subject to change.

Warrants

Warrants to acquire Common Stock were issued in 1997 and 1999 in connection with property acquisitions. In 2011, 2010 and 2009, there were no warrants exercised. At December 31, 2011 and 2010, there were 15,000 warrants outstanding with an exercise price of $32.50. These warrants have no expiration date.

Dividend Reinvestment Plan

We have a Dividend Reinvestment and Stock Purchase Plan (“DRIP”) under which holders of Common Stock may elect to automatically reinvest their dividends in additional shares of Common Stock and make optional cash payments for additional shares of Common Stock. We may elect to satisfy DRIP obligations by issuing additional shares of Common Stock or instructing the DRIP administrator to purchase Common Stock in the open market.

13.	Employee Benefit Plans

Officer, Management and Director Compensation Programs

Our officers participate in an annual non-equity incentive program whereby they are eligible for incentive cash payments based on a percentage of their annual base salary. Each officer has a target annual non-equity incentive payment percentage that ranges from 30% to 130% of base salary depending on the officer’s position. The officer’s actual incentive payment for the year is the product of the target annual incentive payment percentage times a “performance factor,” which can range from zero to 200%. This performance factor depends upon the relationship between how various performance criteria compare with predetermined goals. For an officer who has division responsibilities, goals for certain performance criteria are based partly on the division’s actual performance relative to that division’s established goals and partly on actual total performance. Incentive payments are accrued and expensed in the year earned and are generally paid in the first quarter of the following year.

Certain other employees participate in an annual non-equity incentive program whereby a target annual cash incentive payment is established based upon the job responsibilities of their position. Incentive payment eligibility ranges from 10% to 30% of annual base salary. The actual incentive payment is determined by our overall performance and the individual’s performance during each year. These incentive payments are also accrued and expensed in the year earned and are generally paid in the first quarter of the following year.

Our officers generally receive annual grants of stock options and restricted stock on or about March 1 of each year. Restricted stock grants are also made annually to directors and certain other employees. Dividends received on restricted stock are non-forfeitable and are paid at the same rate and on the same date as on shares of Common Stock. Dividends paid on subsequently forfeited shares are expensed. Additional total return-based restricted stock may be issued at the end of the three-year periods if actual performance exceeds certain levels of performance. Such additional shares, if any, would be fully vested when issued. No expense is recorded for additional shares of total return-based restricted stock that may be issued at the end of the three-year period since that possibility is already reflected in the grant date fair value. The following table sets forth the number of shares of Common Stock reserved for future issuance:

	December 31,
	2011	2010
Outstanding stock options and warrants	1,224,455	1,495,196
Possible future issuance under equity incentive plans	2,363,695	2,642,620
	3,588,150	4,137,816

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

13.	Employee Benefit Plans - Continued

Of the possible future issuance under equity incentive plans at December 31, 2011, no more than 0.7 million can be in the form of restricted stock. At December 31, 2011, we had 127.4 million remaining shares of Common Stock authorized to be issued under our charter.

During the years ended December 31, 2011, 2010 and 2009, we recognized $6.1 million, $6.6 million and $6.6 million, respectively, of share-based compensation expense. Because REITs generally do not pay income taxes, we do not realize tax benefits on share-based payments. At December 31, 2011, there was $5.6 million of total unrecognized share-based compensation costs, which will be recognized over vesting periods that have a weighted average remaining term of 2.1 years.

- Stock Options

Stock options issued prior to 2005 vest ratably over four years and remain outstanding for 10 years. Stock options issued beginning in 2005 vest ratably over a four-year period and remain outstanding for seven years. The value of all options as of the date of grant is calculated using the Black-Scholes option-pricing model and is amortized over the respective vesting or service period. The fair values of options granted during 2011, 2010 and 2009 were $6.47, $4.96 and $1.82, respectively, per option. The fair values of the options granted were determined at the grant dates using the following assumptions:

	2011	2010	2009
Risk free interest rate (1)	2.4%	2.6%	2.3%
Common stock dividend yield (2)	5.0%	5.9%	9.0%
Expected volatility (3)	32.5%	32.2%	29.9%
Average expected option life (years) (4)	5.75	5.75	5.75
__________

(1)	Represents the interest rate as of the grant date on US treasury bonds having the same life as the estimated life of the option grants.

(2)	The dividend yield is calculated utilizing the dividends paid for the previous one-year period and the per share price of Common Stock on the date of grant.

(3)	Based on the historical volatility of Common Stock over a period relevant to the related stock option grant.

(4)	The average expected option life is based on an analysis of our historical data.

The following table sets forth stock option activity:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2008	1,489,250	$28.74
Options granted	394,044	19.00
Options cancelled	(111,590)	27.65
Options exercised	(303,931)	24.18
Balances at December 31, 2009	1,467,773	27.15
Options granted	190,826	29.05
Options exercised	(178,403)	22.54
Balances at December 31, 2010 (1) (2)	1,480,196	27.95
Options granted	146,581	33.93
Options exercised	(417,322)	26.79
Balances at December 31, 2011	1,209,455	$29.08
__________

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

13.	Employee Benefit Plans - Continued

(1)	The outstanding options at December 31, 2011 had a weighted average remaining life of 3.5 years.

(2)
We have 646,029 options exercisable at December 31, 2011 with weighted average exercise price of $31.01, weighted average remaining life of 2.4 years and intrinsic value of $1.1 million. Of these exercisable options, 252,277 had exercise prices higher than the market price of our Common Stock at December 31, 2011.

Cash received or receivable from options exercised was $11.9 million, $4.4 million and $7.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $3.0 million, $1.7 million and $2.0 million, respectively. The total intrinsic value of options outstanding at December 31, 2011, 2010 and 2009 was $3.3 million, $7.2 million and $10.3 million, respectively. We generally do not permit the net cash settlement of exercised stock options, but do permit net share settlement so long as the shares received are held for at least one year. We have a policy of issuing new shares to satisfy stock option exercises.

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

The following table sets forth time-based restricted stock activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted shares outstanding at December 31, 2008	329,795	$34.21
Awarded and issued (1)	128,384	19.33
Vested (2)	(132,779)	33.38
Forfeited	(9,326)	31.26
Restricted shares outstanding at December 31, 2009	316,074	28.60
Awarded and issued (1)	88,930	29.05
Vested (2)	(138,745)	31.81
Forfeited	(1,933)	25.86
Restricted shares outstanding at December 31, 2010	264,326	27.08
Awarded and issued (1)	76,966	33.70
Vested (2)	(116,631)	30.64
Restricted shares outstanding at December 31, 2011	224,661	$28.02
__________

(1)	The fair value at grant date of time-based restricted stock issued during the years ended December 31, 2011, 2010 and 2009 was $2.6 million, $2.6 million and $2.5 million, respectively.

(2)	The vesting date fair value of time-based restricted stock that vested during the years ended December 31, 2011, 2010 and 2009 was $3.9 million, $4.3 million and $2.9 million, respectively.

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

13.	Employee Benefit Plans - Continued

- Total Return-Based Restricted Stock

During 2011, 2010 and 2009, we issued shares of total return-based restricted stock to officers that will vest from zero to 250% based on (1) our absolute total returns for the three-year periods ended December 31, 2012, 2013 and 2014, respectively, relative to defined target returns and (2) whether our total return exceeds the average total returns of a selected group of peer companies. The grant date fair value of such shares of total return-based restricted stock was determined to be $41.02, $29.05 and $15.01, respectively, of the market value of a share of Common Stock as of the grant date and is amortized over the respective three-year period. The fair values of the total return-based restricted stock granted were determined at the grant dates using the following assumptions:

	2011	2010	2009
Risk free interest rate (1)	1.0%	1.3%	1.3%
Common stock dividend yield (2)	5.4%	5.6%	7.6%
Expected volatility (3)	42.8%	42.5%	37.8%
__________

(1)	Represents the interest rate as of the grant date on US treasury bonds having the same life as the estimated life of the total return-based restricted stock grants.

(2)	The dividend yield is calculated utilizing the dividends paid for the previous one-year period and the per share price of Common Stock on the date of grant.

(3)	Based on the historical volatility of Common Stock over a period relevant to the related total return-based restricted stock grant.

The following table sets forth total return-based and other types of performance-based restricted stock activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted shares outstanding at December 31, 2008	151,342	$33.39
Awarded and issued (1)	127,594	15.01
Vested (2)	(68,929)	32.66
Forfeited	(7,232)	34.14
Restricted shares outstanding at December 31, 2009	202,775	22.05
Awarded and issued (1)	77,624	29.05
Vested (2)	(47,257)	38.50
Forfeited	(1,307)	22.99
Restricted shares outstanding at December 31, 2010	231,835	21.03
Awarded and issued (1)	57,386	41.02
Vested (2)	(66,417)	13.79
Forfeited/cancelled	(99,975)	13.79
Restricted shares outstanding at December 31, 2011	122,829	$34.86
__________

(1)
The fair value at grant date of total return-based restricted stock issued during the years ended December 31, 2011, 2010 and 2009 was $2.4 million, $2.3 million and $1.9 million, respectively. There were no performance-based restricted stock issued subsequent to 2008.

(2)
The vesting date fair value of total return-based and other types performance-based restricted stock that vested during the years ended December 31, 2011, 2010 and 2009 was $2.0 million, $1.6 million and $2.6 million, respectively.

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

13.	Employee Benefit Plans - Continued

Retirement Plan

We have adopted a retirement plan applicable to all employees, including officers, who, at the time of retirement, have at least 30 years of continuous qualified service or are at least 55 years old and have at least 10 years of continuous qualified service. Subject to advance retirement notice and execution of a non-compete agreement with us, eligible retirees are entitled to receive a pro rata amount of the annual incentive payment earned during the year of retirement. Stock options and restricted stock granted by us to such eligible retiree during his or her employment would be non-forfeitable and vest according to the terms of their original grants. For employees who meet the age and service eligibility requirements, 100% of their annual grants are deemed fully vested at the grant date.

Deferred Compensation

We have a non-qualified deferred compensation plan pursuant to which each officer and director could elect to defer a portion of their base salary and/or annual non-equity incentive payment (or director fees) which are invested in unrelated mutual funds. These investments are recorded at fair value which aggregated $3.1 million and $3.5 million at December 31, 2011 and 2010, respectively, and are included in prepaid expenses and other assets, with an offsetting deferred compensation liability recorded in accounts payable, accrued expenses and other liabilities. Such deferred compensation is expensed in the period earned by the officers and directors. Deferred amounts ultimately payable to the officers and directors are based on the value of the related mutual fund investments. Accordingly, changes in the value of the marketable mutual fund investments are recorded in interest and other income and the corresponding offsetting changes in the deferred compensation liability are recorded in general and administration expense. As a result, there is no effect on our net income subsequent to the time the compensation is deferred and fully funded. Prior to 2006, as part of the non-qualified deferred compensation plan, officers and directors could elect to defer cash compensation for investment in units of phantom stock. At the end of each calendar quarter, any person who deferred compensation into phantom stock was credited with units of phantom stock at a 15% discount. Dividends on the phantom units were assumed to be issued in additional units of phantom stock at a 15% discount. By the terms of the plan, the cash value of all phantom stock outstanding under the plan was reinvested in unrelated mutual funds as of December 31, 2011.

The following table sets forth our deferred compensation liability:

	Years Ended December 31,
	2011	2010	2009
Beginning deferred compensation liability	$4,091	$6,898	$6,522
Contributions to deferred compensation plans	545	229	—
Mark-to-market adjustment to deferred compensation (general and administrative expense)	(119)	246	1,497
Distributions from deferred compensation plans	(1,368)	(3,282)	(1,121)
Total deferred compensation liability	$3,149	$4,091	$6,898

401(k) Savings Plan

We have a 401(k) savings plan covering substantially all employees who meet certain age and employment criteria. We contribute amounts for each participant at a rate of 75% of the employee’s contribution (up to 6% of each employee’s bi-weekly salary and cash incentives subject to statutory limits). During the years ended December 31, 2011, 2010 and 2009, we contributed $1.1 million, $1.0 million and $1.0 million, respectively, to the 401(k) savings plan. The assets of this qualified plan are not included in our Consolidated Financial Statements since the assets are not owned by us. Administrative expenses of the plan are paid by us.

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

13.	Employee Benefit Plans - Continued

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan pursuant to which employees generally may contribute up to 25% of their base and annual non-equity incentive compensation for the purchase of Common Stock. At the end of each three-month offering period, the contributions in each participant's account balance, which includes accrued dividends, is applied to acquire shares of Common Stock at a cost that was calculated during 2011 at 85% of the average closing price on the New York Stock Exchange on the five days preceding the last day of the quarter and during 2010 and 2009 at 85% of the lower of the average closing price on the New York Stock Exchange on the five consecutive days preceding the first day of the quarter or the five days preceding the last day of the quarter. In the years ended December 31, 2011, 2010 and 2009, the Company issued 30,826, 27,378 and 37,287 shares, respectively, of Common Stock under the Employee Stock Purchase Plan. The discount on newly issued shares is expensed by us as additional compensation and aggregated $0.2 million, $0.1 million and $0.3 million in the years ended December 31, 2011, 2010 and 2009, respectively.

14.	Comprehensive Income and Accumulated Other Comprehensive Loss

Comprehensive income represents net income plus the changes in certain amounts deferred in accumulated other comprehensive loss related to hedging activities and changes in fair market value of an available for-sale security. The following table sets forth the components of comprehensive income:

	Year Ended December 31,
	2011	2010	2009
Net income	$47,971	$72,303	$61,694
Other comprehensive income:
Unrealized gain/(loss) on tax increment financing bond	234	(177)	293
Unrealized gains/(losses) on cash flow hedges	(2,202)	—	937
Amortization of settled cash flow hedges	(118)	237	(249)
Sale of cash flow hedge related to disposition of investment in unconsolidated affiliate	—	103	—
Total other comprehensive income/(loss)	(2,086)	163	981
Total comprehensive income	$45,885	$72,466	$62,675

Accumulated other comprehensive loss represents certain amounts deferred related to hedging activities and an available for-sale security. The following table sets forth the components of accumulated other comprehensive loss:

	December 31,
	2011	2010
Tax increment financing bond	$(2,308)	$(2,543)
Settled and outstanding cash flow hedges	(3,426)	(1,105)
	$(5,734)	$(3,648)

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

15.	Rental and Other Revenues; Rental Property and Other Expenses

Our real estate assets are leased to customers under operating leases. The minimum rental amounts under the leases are generally subject to scheduled fixed increases. Generally, the leases also require that the customers reimburse us for increases in certain costs above the base-year costs. The following table sets forth rental and other revenues from continuing operations:

	Year Ended December 31,
	2011	2010	2009
Contractual rents, net	$420,285	$398,224	$392,360
Straight-line rental income, net	12,828	11,349	3,644
Amortization of lease incentives	(1,371)	(1,239)	(1,100)
Property operating expense recoveries, net	36,105	41,736	44,462
Lease termination fees	2,443	2,992	1,813
Fee income	5,571	5,466	5,155
Other miscellaneous operating revenues	6,991	2,598	1,684
	$482,852	$461,126	$448,018

The following table sets forth scheduled future minimum base rents to be received from customers for leases in effect at December 31, 2011 for the Wholly Owned Properties:

2012	$448,420
2013	409,453
2014	352,743
2015	297,859
2016	247,283
Thereafter	809,042
$2,564,800

The following table sets forth rental property and other expenses from continuing operations:

	Year Ended December 31,
	2011	2010	2009
Utilities, insurance and real estate taxes	$97,156	$90,838	$91,173
Maintenance, cleaning and general building	61,700	56,877	55,840
Property management and administrative expenses	11,624	11,203	11,702
Other miscellaneous operating expenses	5,668	4,720	3,310
	$176,148	$163,638	$162,025

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

16.	Discontinued Operations

The following table sets forth our operations which required classification as discontinued operations:

	Year Ended December 31,
	2011	2010	2009
Rental and other revenues	$1,593	$3,627	$11,292
Operating expenses:
Rental property and other expenses	570	1,406	4,263
Depreciation and amortization	127	744	2,231
Impairment of assets held for use	—	—	10,964
Total operating expenses	697	2,150	17,458
Interest expense	—	—	67
Other income	1	2	3
Income/(loss) from discontinued operations	897	1,479	(6,230)
Net gains/(losses) on disposition of discontinued operations	2,573	(86)	21,466
Total discontinued operations	$3,470	$1,393	$15,236
Carrying value of assets held for sale and assets sold that qualified for discontinued operations during the year	$15,261	$42,133	$97,457

The following table sets forth the major classes of assets and liabilities of the properties held for sale:

	December 31,
	2011	2010
Assets:
Land	$—	$2,788
Buildings and tenant improvements	—	12,707
Land held for development	—	4,536
Accumulated depreciation	—	(5,012)
Net real estate assets	—	15,019
Accrued straight line rents receivable	—	57
Deferred leasing costs, net	—	257
Prepaid expenses and other assets	—	43
Real estate and other assets, net, held for sale	$—	$15,376
Tenant security deposits, deferred rents and accrued costs (1)	$—	$11
__________

(1)	Included in accounts payable, accrued expenses and other liabilities.

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

17.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2011	2010	2009
Earnings per common share - basic:
Numerator:
Income from continuing operations	$44,501	$70,910	$46,458
Net (income) attributable to noncontrolling interests in the Operating Partnership from continuing operations	(1,918)	(3,250)	(2,339)
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(755)	(485)	(11)
Dividends on Preferred Stock	(4,553)	(6,708)	(6,708)
Excess of Preferred Stock redemption/repurchase cost over carrying value	(1,895)	—	—
Income from continuing operations available for common stockholders	35,380	60,467	37,400
Income from discontinued operations	3,470	1,393	15,236
Net (income) attributable to noncontrolling interests in the Operating Partnership from discontinued operations	(173)	(70)	(858)
Income from discontinued operations available for common stockholders	3,297	1,323	14,378
Net income available for common stockholders	$38,677	$61,790	$51,778
Denominator:
Denominator for basic earnings per Common Share – weighted average shares (1) (2)	72,281	71,578	67,971
Earnings per common share - basic:
Income from continuing operations available for common stockholders	$0.49	$0.84	$0.55
Income from discontinued operations available for common stockholders	0.05	0.02	0.21
Net income available for common stockholders	$0.54	$0.86	$0.76
Earnings per common share - diluted:
Numerator:
Income from continuing operations	$44,501	$70,910	$46,458
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(755)	(485)	(11)
Dividends on Preferred Stock	(4,553)	(6,708)	(6,708)
Excess of Preferred Stock redemption/repurchase cost over carrying value	(1,895)	—	—
Income from continuing operations available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	37,298	63,717	39,739
Income from discontinued operations available for common stockholders	3,470	1,393	15,236
Net income available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	$40,768	$65,110	$54,975
Denominator:
Denominator for basic earnings per Common Share –weighted average shares (1) (2)	72,281	71,578	67,971
Add:
Stock options using the treasury method	136	198	79
Noncontrolling interests partnership units	3,772	3,802	4,029
Denominator for diluted earnings per Common Share – adjusted weighted average shares and assumed conversions (1)	76,189	75,578	72,079
Earnings per common share - diluted:
Income from continuing operations available for common stockholders	$0.49	$0.84	$0.55
Income from discontinued operations available for common stockholders	0.05	0.02	0.21
Net income available for common stockholders	$0.54	$0.86	$0.76
__________

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

17.	Earnings Per Share - Continued

(1)
There were 0.4 million, 0.7 million and 1.0 million options outstanding during the years ended December 31, 2011, 2010 and 2009, respectively, that were not included in the computation of diluted earnings per share because the impact of including such options would be anti-dilutive.

(2)	Includes all unvested restricted stock since dividends on such restricted stock are non-forfeitable.

18.	Income Taxes

Our Consolidated Financial Statements include the operations of our taxable REIT subsidiary, which is subject to federal, state and local income taxes on its taxable income. As a REIT, we may also be subject to federal excise taxes if we engage in certain types of transactions.

The minimum dividend per share of Common Stock required for us to maintain our REIT status was $1.01, $0.32 and $0.89 per share in 2011, 2010 and 2009, respectively. Continued qualification as a REIT depends on our ability to satisfy the dividend distribution tests, stock ownership requirements and various other qualification tests prescribed in the Code. The tax basis of our assets (net of accumulated tax depreciation and amortization) and liabilities was approximately $2.7 billion and $2.0 billion, respectively, at December 31, 2011 and $2.4 billion and $1.6 billion, respectively, at December 31, 2010.

No provision has been made for federal income taxes during the years ended December 31, 2011, 2010 and 2009 because the Company qualified as a REIT, distributed the necessary amount of taxable income and, therefore, incurred no federal income tax expense during the periods. We recorded state income tax expense in rental property and other expenses of $0.1 million, $0.1 million and $0.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. The taxable REIT subsidiary has operated at a cumulative taxable loss through December 31, 2011 of approximately $5.3 million. In addition to the $2.0 million deferred tax asset for these cumulative tax loss carryforwards, the taxable REIT subsidiary also had net deferred tax liabilities of approximately $1.6 million comprised primarily of tax versus book basis differences in certain investments and depreciable assets held by the taxable REIT subsidiary. Because the future tax benefit of the cumulative losses is not assured, the approximate $0.4 million net deferred tax asset position of the taxable REIT subsidiary has been fully reserved as management does not believe that it is more likely than not that the net deferred tax asset will be realized. The tax benefit of the cumulative losses could be recognized for financial reporting purposes in future periods to the extent the taxable REIT subsidiary generates sufficient taxable income.

We are subject to federal, state and local income tax examinations by tax authorities for 2008 through 2011.

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

Our accounting policies of the segments are the same as those used in our Consolidated Financial Statements. All operations are within the United States and, at December 31, 2011, no single customer of the Wholly Owned Properties generated more than 10.0% of our consolidated revenues on an annualized basis.

The following table summarizes the rental and other revenues and net operating income, the primary industry property-level performance metric which is defined as rental and other revenues less rental property and other expenses, for each reportable segment:

	Year Ended December 31,
	2011	2010	2009
Rental and Other Revenues: (1)
Office:
Atlanta, GA	$52,999	$48,051	$48,704
Greenville, SC	14,079	13,616	14,010
Kansas City, MO	14,391	14,822	14,839
Memphis, TN	40,324	34,982	30,642
Nashville, TN	60,857	59,151	60,551
Orlando, FL	10,235	11,615	11,809
Piedmont Triad, NC	20,650	21,155	21,255
Pittsburgh, PA	10,971	—	—
Raleigh, NC	78,513	75,604	72,521
Richmond, VA	47,536	47,191	46,617
Tampa, FL	69,865	72,522	67,294
Total Office Segment	420,420	398,709	388,242
Industrial:
Atlanta, GA	15,911	15,159	15,611
Piedmont Triad, NC	11,829	12,376	12,778
Total Industrial Segment	27,740	27,535	28,389
Retail:
Kansas City, MO	34,277	33,527	29,997
Piedmont Triad, NC	—	—	185
Raleigh, NC	146	135	120
Total Retail Segment	34,423	33,662	30,302
Residential:
Kansas City, MO	269	1,220	1,085
Total Residential Segment	269	1,220	1,085
Total Rental and Other Revenues	$482,852	$461,126	$448,018

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

19.	Segment Information - Continued

	Year Ended December 31,
	2011	2010	2009
Net Operating Income: (1)
Office:
Atlanta, GA	$33,744	$30,370	$30,759
Greenville, SC	8,335	8,145	8,707
Kansas City, MO	8,403	8,882	9,072
Memphis, TN	23,075	20,828	17,700
Nashville, TN	40,341	39,281	39,072
Orlando, FL	5,188	6,259	6,268
Piedmont Triad, NC	13,045	13,894	13,935
Pittsburgh, PA	5,456	—	—
Raleigh, NC	54,590	52,254	48,784
Richmond, VA	31,290	32,049	32,027
Tampa, FL	43,369	45,480	40,089
Total Office Segment	266,836	257,442	246,413
Industrial:
Atlanta, GA	11,199	10,671	11,608
Piedmont Triad, NC	8,655	9,042	9,742
Total Industrial Segment	19,854	19,713	21,350
Retail:
Atlanta, GA (2)	(22)	(21)	(22)
Kansas City, MO	20,163	19,937	18,177
Piedmont Triad, NC	—	—	12
Raleigh, NC	49	37	9
Total Retail Segment	20,190	19,953	18,176
Residential:
Kansas City, MO	19	742	581
Raleigh, NC (2)	(195)	(362)	(527)
Total Residential Segment	(176)	380	54
Total Net Operating Income	306,704	297,488	285,993
Reconciliation to income from continuing operations before disposition of property, condominiums and investment in unconsolidated affiliates and equity in earnings of unconsolidated affiliates:
Depreciation and amortization	(143,019)	(135,414)	(129,652)
Impairment of assets held for use	(2,429)	—	(2,554)
General and administrative expense	(35,727)	(32,948)	(36,682)
Interest expense	(95,999)	(93,372)	(86,805)
Other income	7,363	5,655	9,549
Income from continuing operations before disposition of property, condominiums and investment in unconsolidated affiliates and equity in earnings of unconsolidated affiliates	$36,893	$41,409	$39,849
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

	December 31,
	2011	2010	2009
Total Assets:
Office:
Atlanta, GA	$359,225	$268,772	$275,464
Baltimore, MD	1,789	1,787	1,787
Greenville, SC	69,669	73,931	78,567
Kansas City, MO	86,028	84,197	85,681
Memphis, TN	265,259	270,091	220,722
Nashville, TN	325,272	326,855	338,124
Orlando, FL	46,547	47,042	48,821
Piedmont Triad, NC	115,096	126,680	141,971
Pittsburgh, PA	227,965	—	—
Raleigh, NC	465,813	457,945	464,729
Richmond, VA	254,364	249,036	249,881
Tampa, FL	394,569	395,931	393,812
Total Office Segment	2,611,596	2,302,267	2,299,559
Industrial:
Atlanta, GA	133,640	135,858	136,570
Piedmont Triad, NC	78,081	79,321	92,300
Total Industrial Segment	211,721	215,179	228,870
Retail:
Atlanta, GA	504	306	1,044
Kansas City, MO	170,717	172,116	175,757
Piedmont Triad, NC	—	—	1,082
Raleigh, NC	6,667	5,170	6,048
Total Retail Segment	177,888	177,592	183,931
Residential:
Kansas City, MO	5,707	5,925	6,129
Orlando, FL	2,098	2,098	2,147
Raleigh, NC	4,768	9,574	16,291
Total Residential Segment	12,573	17,597	24,567
Corporate	167,214	159,200	150,174
Total Assets	$3,180,992	$2,871,835	$2,887,101

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

20.	Quarterly Financial Data (Unaudited)

The following tables set forth quarterly financial information and have been adjusted to reflect discontinued operations:

	Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Rental and other revenues (1)	$114,979	$117,057	$122,086	$128,730	$482,852

Income from continuing operations (1)	12,106	14,143	5,402	12,850	44,501
Income from discontinued operations (1)	337	291	2,842	—	3,470
Net income	12,443	14,434	8,244	12,850	47,971
Net (income) attributable to noncontrolling interests in the Operating Partnership	(507)	(623)	(366)	(595)	(2,091)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(123)	(182)	(249)	(201)	(755)
Dividends on preferred stock	(1,677)	(1,622)	(627)	(627)	(4,553)
Excess of preferred stock redemption/repurchase over carrying value	—	(1,895)	—	—	(1,895)
Net income available for common stockholders	$10,136	$10,112	$7,002	$11,427	$38,677
Earnings per share-basic:
Income from continuing operations available for common stockholders	$0.14	$0.14	$0.06	$0.16	$0.49
Income from discontinued operations available for common stockholders	—	—	0.04	—	0.05
Net income available for common stockholders	$0.14	$0.14	$0.10	$0.16	$0.54
Earnings per share-diluted:
Income from continuing operations available for common stockholders	$0.14	$0.14	$0.06	$0.16	$0.49
Income from discontinued operations available for common stockholders	—	—	0.04	—	0.05
Net income available for common stockholders	$0.14	$0.14	$0.10	$0.16	$0.54

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

20.	Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Rental and other revenues (1)	$114,503	$113,765	$115,528	$117,330	$461,126

Income from continuing operations (1)	11,445	39,811	8,501	11,153	70,910
Income from discontinued operations (1)	637	238	272	246	1,393
Net income	12,082	40,049	8,773	11,399	72,303
Net (income) attributable to noncontrolling interests in the Operating Partnership	(520)	(1,933)	(366)	(501)	(3,320)
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates	(214)	(215)	148	(204)	(485)
Dividends on preferred stock	(1,677)	(1,677)	(1,677)	(1,677)	(6,708)
Net income available for common stockholders	$9,671	$36,224	$6,878	$9,017	$61,790
Earnings per share-basic:
Income from continuing operations available for common stockholders	$0.13	$0.51	$0.10	$0.13	$0.84
Income from discontinued operations available for common stockholders	0.01	—	—	—	0.02
Net income available for common stockholders	$0.14	$0.51	$0.10	$0.13	$0.86
Earnings per share-diluted:
Income from continuing operations available for common stockholders	$0.13	$0.50	$0.10	$0.13	$0.84
Income from discontinued operations available for common stockholders	0.01	—	—	—	0.02
Net income available for common stockholders	$0.14	$0.50	$0.10	$0.13	$0.86
__________

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

20.	Quarterly Financial Data (Unaudited) – Continued

(1)
The amounts presented may not equal to the amounts previously reported in the most recent Form 10-Qs or prior 10-K for each period as a result of discontinued operations. Below is the reconciliation to the amounts previously reported:

	Quarter Ended
	March 31,	June 30,	September 30,
	2011	2011	2011
Rental and other revenues, as reported	$115,592	$117,057	$122,086
Discontinued operations	(613)	—	—
Rental and other revenues, as adjusted	$114,979	$117,057	$122,086
Income from continuing operations, as reported	$12,443	$14,143	$5,402
Discontinued operations	(337)	—	—
Income from continuing operations, as adjusted	$12,106	$14,143	$5,402
Income from discontinued operations, as reported	$—	$291	$2,842
Additional discontinued operations from properties sold subsequent to the respective reporting period	337	—	—
Income from discontinued operations, as adjusted	$337	$291	$2,842

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2010	2010	2010	2010
Rental and other revenues, as reported	$115,054	$113,765	$115,528	$117,865
Discontinued operations	(551)	—	—	(535)
Rental and other revenues, as adjusted	$114,503	$113,765	$115,528	$117,330
Income from continuing operations, as reported	$11,694	$39,811	$8,501	$11,399
Discontinued operations	(249)	—	—	(246)
Income from continuing operations, as adjusted	$11,445	$39,811	$8,501	$11,153
Income from discontinued operations, as reported	$388	$238	$272	$—
Additional discontinued operations from properties sold subsequent to the respective reporting period	249	—	—	246
Income from discontinued operations, as adjusted	$637	$238	$272	$246

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

21.	Subsequent Events

In January 2012, we obtained a $225.0 million, seven-year unsecured bank term loan bearing interest of LIBOR plus 190 basis points. The proceeds were used to pay off amounts then outstanding under our revolving credit facility.

[This page is intentionally left blank]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of the General Partner of
Highwoods Realty Limited Partnership
Raleigh, North Carolina

We have audited the accompanying consolidated balance sheets of Highwoods Realty Limited Partnership and subsidiaries (the “Operating Partnership”) as of December 31, 2011 and 2010, and the related consolidated statements of income, capital, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Operating Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Highwoods Realty Limited Partnership and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Raleigh, North Carolina
February 7, 2012

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Balance Sheets
(in thousands, except unit and per unit data)

	December 31,
	2011	2010
Assets:
Real estate assets, at cost:
Land	$369,771	$345,088
Buildings and tenant improvements	3,144,168	2,883,092
Development in process	—	4,524
Land held for development	105,206	105,332
	3,619,145	3,338,036
Less-accumulated depreciation	(901,300)	(830,153)
Net real estate assets	2,717,845	2,507,883
For-sale residential condominiums	4,751	8,225
Real estate and other assets, net, held for sale	—	15,376
Cash and cash equivalents	11,151	14,198
Restricted cash	26,666	4,399
Accounts receivable, net of allowance of $3,548 and $3,595, respectively	30,093	20,716
Mortgages and notes receivable, net of allowance of $61 and $868, respectively	18,600	19,044
Accrued straight-line rents receivable, net of allowance of $1,294 and $2,209, respectively	106,010	93,178
Investment in and advances to unconsolidated affiliates	99,296	62,451
Deferred financing and leasing costs, net of accumulated amortization of $63,156 and $59,360, respectively	128,585	85,001
Prepaid expenses and other assets	36,887	40,200
Total Assets	$3,179,884	$2,870,671
Liabilities, Redeemable Operating Partnership Units and Equity:
Mortgages and notes payable	$1,903,213	$1,522,945
Accounts payable, accrued expenses and other liabilities	148,821	106,716
Financing obligations	31,444	33,114
Total Liabilities	2,083,478	1,662,775
Commitments and Contingencies
Redeemable Operating Partnership Units:
Common Units, 3,729,518 and 3,793,987 outstanding, respectively	110,655	120,838
Series A Preferred Units (liquidation preference $1,000 per unit), 29,077 and 29,092 units issued and outstanding, respectively	29,077	29,092
Series B Preferred Units (liquidation preference $25 per unit), 0 and 2,100,000 units issued and outstanding, respectively	—	52,500
Total Redeemable Operating Partnership Units	139,732	202,430
Equity:
Common Units:
General partner Common Units, 759,684 and 750,757 outstanding, respectively	9,575	10,044
Limited partner Common Units, 71,479,204 and 70,530,921 outstanding, respectively	948,187	994,610
Accumulated other comprehensive loss	(5,734)	(3,648)
Noncontrolling interests in consolidated affiliates	4,646	4,460
Total Equity	956,674	1,005,466
Total Liabilities, Redeemable Operating Partnership Units and Equity	$3,179,884	$2,870,671
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Income
(in thousands, except per unit amounts)

	Year Ended December 31,
	2011	2010	2009
Rental and other revenues	$482,852	$461,126	$448,018
Operating expenses:
Rental property and other expenses	176,122	163,278	161,499
Depreciation and amortization	143,019	135,414	129,652
Impairment of assets held for use	2,429	—	2,554
General and administrative	35,753	33,308	37,208
Total operating expenses	357,323	332,000	330,913
Interest expense:
Contractual	91,838	87,726	81,982
Amortization of deferred financing costs	3,312	3,385	2,760
Financing obligations	849	2,261	2,063
	95,999	93,372	86,805
Other income:
Interest and other income	7,387	6,360	8,262
Gain/(loss) on debt extinguishment	(24)	(705)	1,287
	7,363	5,655	9,549
Income from continuing operations before disposition of property, condominiums and investment in unconsolidated affiliates and equity in earnings of unconsolidated affiliates	36,893	41,409	39,849
Gains on disposition of property	764	74	266
Gains/(losses) on for-sale residential condominiums	(316)	276	922
Gains on disposition of investment in unconsolidated affiliates	2,282	25,330	—
Equity in earnings of unconsolidated affiliates	4,939	3,794	5,367
Income from continuing operations	44,562	70,883	46,404
Discontinued operations:
Income/(loss) from discontinued operations	897	1,479	(6,230)
Net gains/(losses) on disposition of discontinued operations	2,573	(86)	21,466
	3,470	1,393	15,236
Net income	48,032	72,276	61,640
Net (income) attributable to noncontrolling interests in consolidated affiliates	(755)	(485)	(11)
Distributions on Preferred Units	(4,553)	(6,708)	(6,708)
Excess of Preferred Unit redemption/repurchase cost over carrying value	(1,895)	—	—
Net income available for common unitholders	$40,829	$65,083	$54,921
Earnings per Common Unit – basic:
Income from continuing operations available for common unitholders	0.49	0.85	0.56
Income from discontinued operations available for common unitholders	0.05	0.02	0.21
Net income available for common unitholders	0.54	0.87	0.77
Weighted average Common Units outstanding – basic	75,644	74,971	71,591
Earnings per Common Unit – diluted:
Income from continuing operations available for common unitholders	0.49	0.85	0.56
Income from discontinued operations available for common unitholders	0.05	0.02	0.21
Net income available for common unitholders	0.54	0.87	0.77
Weighted average Common Units outstanding – diluted	75,780	75,169	71,670
Net income available for common unitholders:
Income from continuing operations available for common unitholders	$37,359	$63,690	$39,685
Income from discontinued operations available for common unitholders	3,470	1,393	15,236
Net income available for common unitholders	$40,829	$65,083	$54,921
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Capital
(in thousands, except unit amounts)

	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total Partners’ Capital
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2008	$9,759	$966,378	$(4,792)	$6,176	$977,521
Issuances of Common Units, net	1,509	149,432	—	—	150,941
Distributions paid on Common Units	(1,206)	(119,360)	—	—	(120,566)
Distributions paid on Preferred Units	(67)	(6,641)	—	—	(6,708)
Share-based compensation expense	66	6,501	—	—	6,567
Distribution to noncontrolling interests in consolidated affiliates	—	—	—	(1,004)	(1,004)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	(192)	(18,995)	—	—	(19,187)
Net (income) attributable to noncontrolling interests in consolidated affiliates	—	(11)	—	11	—
Comprehensive income:
Net income	616	61,024	—	—	61,640
Other comprehensive income	—	—	981	—	981
Total comprehensive income					62,621
Balance at December 31, 2009	10,485	1,038,328	(3,811)	5,183	1,050,185
Issuances of Common Units, net	30	2,968	—	—	2,998
Distributions paid on Common Units	(1,274)	(126,143)	—	—	(127,417)
Distributions paid on Preferred Units	(67)	(6,641)	—	—	(6,708)
Share-based compensation expense	66	6,506	—	—	6,572
Distribution to noncontrolling interests in consolidated affiliates	—	—	—	(568)	(568)
Acquisition of noncontrolling interest in consolidated affiliate	1	139	—	(640)	(500)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	85	8,380	—	—	8,465
Net (income) attributable to noncontrolling interests in consolidated affiliates	(5)	(480)	—	485	—
Comprehensive income:
Net income	723	71,553	—	—	72,276
Other comprehensive income	—	—	163	—	163
Total comprehensive income					72,439
Balance at December 31, 2010	10,044	994,610	(3,648)	4,460	1,005,466
Issuances of Common Units, net	233	23,037	—	—	23,270
Distributions paid on Common Units	(1,285)	(127,178)	—	—	(128,463)
Distributions paid on Preferred Units	(46)	(4,507)	—	—	(4,553)
Share-based compensation expense	61	6,033	—	—	6,094
Distribution to noncontrolling interests in consolidated affiliates	—	—	—	(569)	(569)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	96	9,387	—	—	9,483
Net (income) attributable to noncontrolling interests in consolidated affiliates	(8)	(747)	—	755	—
Comprehensive income:
Net income	480	47,552	—	—	48,032
Other comprehensive income	—	—	(2,086)	—	(2,086)
Total comprehensive income					45,946
Balance at December 31, 2011	$9,575	$948,187	$(5,734)	$4,646	$956,674
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2011	2010	2009
Operating activities:
Net income	$48,032	$72,276	$61,640
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	143,146	136,158	131,883
Amortization of lease incentives and acquisition-related intangible assets and liabilities	1,446	1,239	1,110
Share-based compensation expense	6,094	6,572	6,567
Allowance for losses on accounts and accrued straight-line rents receivable	2,521	4,009	5,639
Amortization of deferred financing costs	3,312	3,385	2,760
Amortization of settled cash flow hedges	(118)	237	(249)
Impairment of assets held for use	2,429	—	13,518
(Gain)/loss on debt extinguishment	24	705	(1,287)
Net (gains)/losses on disposition of property	(3,337)	12	(21,732)
(Gains)/losses on for-sale residential condominiums	316	(276)	(922)
Gains on disposition of investment in unconsolidated affiliates	(2,282)	(25,330)	—
Equity in earnings of unconsolidated affiliates	(4,939)	(3,794)	(5,367)
Changes in financing obligations	(476)	708	392
Distributions of earnings from unconsolidated affiliates	5,005	4,377	4,103
Changes in operating assets and liabilities:
Accounts receivable	(8,498)	(3,290)	(2,819)
Prepaid expenses and other assets	(400)	370	(2,629)
Accrued straight-line rents receivable	(13,604)	(11,889)	(6,521)
Accounts payable, accrued expenses and other liabilities	16,701	5,012	2,962
Net cash provided by operating activities	195,372	190,481	189,048
Investing activities:
Additions to real estate assets and deferred leasing costs	(184,566)	(102,717)	(151,482)
Net proceeds from disposition of real estate assets	17,717	6,801	77,288
Net proceeds from disposition of for-sale residential condominiums	3,020	4,952	12,196
Proceeds from disposition of investment in unconsolidated affiliates	4,756	15,000	—
Distributions of capital from unconsolidated affiliates	1,577	1,933	3,955
Repayments of mortgages and notes receivable	444	329	459
Investments in and advances to unconsolidated affiliates	(39,901)	(2,875)	(952)
Changes in restricted cash and other investing activities	(18,526)	(1,576)	(3,288)
Net cash used in investing activities	(215,479)	(78,153)	(61,824)
Financing activities:
Distributions on Common Units	(128,463)	(127,417)	(120,566)
Redemptions/repurchases of Preferred Units	(52,515)	—	—
Dividends on Preferred Units	(4,553)	(6,708)	(6,708)
Distributions to noncontrolling interests in consolidated affiliates	(569)	(568)	(1,004)
Acquisition of noncontrolling interest in consolidated affiliate	—	(500)	—
Net proceeds from the issuance of Common Units	23,270	2,998	150,941
Borrowings on revolving credit facility	525,800	37,500	128,000
Repayments of revolving credit facility	(193,800)	(7,500)	(291,000)
Borrowings on mortgages and notes payable	200,000	10,368	217,215
Repayments of mortgages and notes payable	(344,203)	(27,004)	(188,501)
Borrowings on financing obligations	—	—	4,184
Payments on financing obligations	(1,194)	(1,116)	(1,044)
Payments on debt extinguishment	—	(577)	—
Additions to deferred financing costs and other financing activities	(6,713)	(1,125)	(8,871)
Net cash provided by/(used in) financing activities	17,060	(121,649)	(117,354)
Net increase/(decrease) in cash and cash equivalents	(3,047)	(9,321)	9,870
Cash and cash equivalents at beginning of the period	14,198	23,519	13,649
Cash and cash equivalents at end of the period	$11,151	$14,198	$23,519
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows - Continued
(in thousands)

Supplemental disclosure of cash flow information:

	Year Ended December 31,
	2011	2010	2009
Cash paid for interest, net of amounts capitalized	$90,838	$86,395	$85,422

Supplemental disclosure of non-cash investing and financing activities:

	Year Ended December 31,
	2011	2010	2009
Unrealized gains/(losses) on cash flow hedges	$(2,202)	$—	$937
Changes in accrued capital expenditures	11,048	(1,946)	(19,098)
Write-off of fully depreciated real estate assets	48,565	43,955	33,006
Write-off of fully amortized deferred financing and leasing costs	19,987	15,719	19,194
Unrealized gains/(losses) on marketable securities of non-qualified deferred compensation plan	(119)	382	1,497
Settlement of financing obligation	—	4,184	—
Adjustment of Redeemable Common Units to fair value	(10,183)	(2,721)	27,717
Unrealized gain/(loss) on tax increment financing bond	234	(177)	293
Mortgages receivable from seller financing	—	17,030	—
Assumption of mortgages and notes payable related to acquisition activities	192,367	40,306	—
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
(tabular dollar amounts in thousands, except per unit data)

1.    Description of Business and Significant Accounting Policies

Highwoods Properties, Inc., together with its consolidated subsidiaries (the “Company”), is a fully-integrated, self-administered and self-managed equity real estate investment trust (“REIT”) that provides leasing, management, development, construction and other customer-related services for its properties and for third parties. The Company conducts virtually all of its activities through Highwoods Realty Limited Partnership (the “Operating Partnership”). At December 31, 2011, the Company and/or the Operating Partnership wholly owned: 303 in-service office, industrial and retail properties, comprising 29.3 million square feet; 96 rental residential units; 17 for-sale residential condominiums; 586 acres of undeveloped land suitable for future development, of which 524 acres are considered core assets; one office property under development; and one office property that is considered completed but not yet stabilized. In addition, we owned interests (50.0% or less) in 35 in-service office properties, one rental residential property under development and 11 acres of undeveloped land suitable for future development, which includes a 12.5% interest in a 261,000 square foot office property directly owned by the Company (not included in the Operating Partnership’s Consolidated Financial Statements).

The Company is the sole general partner of the Operating Partnership. At December 31, 2011, the Company owned all of the Preferred Units and 72.2 million, or 95.1%, of the Common Units in the Operating Partnership. Limited partners, including one officer and two directors of the Company, own the remaining 3.7 million Common Units. In the event the Company issues shares of Common Stock, the proceeds of the issuance are contributed to the Operating Partnership in exchange for additional Common Units. Generally, the Operating Partnership is required to redeem each Common Unit at the request of the holder thereof for cash equal to the value of one share of the Company’s Common Stock, $0.01 par value, based on the average of the market price for the 10 trading days immediately preceding the notice date of such redemption, provided that the Company at its option may elect to acquire any such Common Units presented for redemption for cash or one share of Common Stock. The Common Units owned by the Company are not redeemable. During 2011, the Company redeemed 64,469 Common Units for a like number of shares of Common Stock. The redemptions, in conjunction with the proceeds from issuances of Common Stock contributed to the Operating Partnership in exchange for additional Common Units, increased the percentage of Common Units owned by the Company from 95.0% at December 31, 2010 to 95.1% at December 31, 2011.

Basis of Presentation

Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Our Consolidated Balance Sheet at December 31, 2010 was revised from previously reported amounts to reflect in real estate and other assets, net, held for sale those properties which qualified as held for sale during 2011. Our Consolidated Statements of Income for the years ended December 31, 2010 and 2009 were revised from previously reported amounts to reflect in discontinued operations the operations for those properties sold or held for sale subsequent to those respective years.

The Consolidated Financial Statements include wholly owned subsidiaries and those subsidiaries in which we own a majority voting interest with the ability to control operations of the subsidiaries and where no substantive participating rights or substantive kick out rights have been granted to the noncontrolling interests. We consolidate partnerships, joint ventures and limited liability companies when we control the major operating and financial policies of the entity through majority ownership or in our capacity as general partner or managing member. Five of the 50.0% or less owned in-service office properties are consolidated. In addition, we consolidate those entities deemed to be variable interest entities in which we are determined to be the primary beneficiary. At December 31, 2011, we had involvement with no entities that we concluded to be variable interest entities. All significant intercompany transactions and accounts have been eliminated.

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

Real Estate and Related Assets

Real estate and related assets are recorded at cost and stated at cost less accumulated depreciation. Renovations, replacements and other expenditures that improve or extend the life of assets are capitalized and depreciated over their estimated useful lives. Expenditures for ordinary maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful life of 40 years for buildings and depreciable land infrastructure costs, 15 years for building improvements and five to seven years for furniture, fixtures and equipment. Tenant improvements are amortized using the straight-line method over initial fixed terms of the respective leases, which generally are from three to 10 years. Depreciation expense for real estate assets was $120.8 million, $117.6 million and $115.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Expenditures directly related to the leasing of properties are included in deferred financing and leasing costs and are stated at amortized cost. Such expenditures are part of the investment necessary to execute leases and, therefore, are classified as investment activities in the statement of cash flows. All leasing commissions paid to third parties for new leases or lease renewals are capitalized. Internal leasing costs include primarily compensation, benefits and other costs, such as legal fees related to leasing activities, that are incurred in connection with successfully securing leases of properties. Capitalized leasing costs are amortized on a straight-line basis over the initial fixed terms of the respective leases, which generally are from three to 10 years. Estimated costs related to unsuccessful activities are expensed as incurred.

We record liabilities for the performance of asset retirement activities when the obligation to perform such activities is probable even when uncertainty exists about the timing and/or method of settlement.

Upon the acquisition of real estate assets, we assess the fair value of acquired tangible assets such as land, buildings and tenant improvements, intangible assets and liabilities such as above and below market leases, acquired in-place leases, customer relationships and other identifiable intangible assets and assumed liabilities. We assess fair value based on estimated cash flow projections that utilize discount and/or capitalization rates as well as available market information. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant.

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

1.    Description of Business and Significant Accounting Policies – Continued

The above and below market rate portions of leases acquired in connection with property acquisitions are recorded in deferred financing and leasing costs and in accounts payable, accrued expenses and other liabilities, respectively, at fair value and amortized into rental revenue over the remaining term of the respective leases as described below. Fair value is calculated as the present value of the difference between (1) the contractual amounts to be paid pursuant to each in-place lease and (2) our estimate of fair market lease rates for each corresponding in-place lease, using a discount rate that reflects the risks associated with the leases acquired and measured over a period equal to the remaining initial term of the lease for above-market leases and the remaining initial term plus the term of any renewal option that the customer would be economically compelled to exercise for below-market leases.

In-place leases acquired are recorded at fair value in deferred financing and leasing costs and are amortized to depreciation and amortization expense over the remaining term of the respective lease. The value of in-place leases is based on our evaluation of the specific characteristics of each customer's lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, current market conditions, the customer's credit quality and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, we consider tenant improvements, leasing commissions and legal and other related expenses.

Real estate and other assets are classified as long-lived assets held for use or as long-lived assets held for sale. Real estate is classified as held for sale when the Company's Board of Directors, or its Investment Committee, has approved the sale of the asset, a legally enforceable contract has been executed and the buyer's due diligence period has expired.

Impairment of Long-Lived Assets and Investments in Unconsolidated Affiliates

With respect to assets classified as held for use, we perform an impairment analysis if events or changes in circumstances indicate that the carrying value may be impaired, such as a significant decline in occupancy, identification of materially adverse legal or environmental factors, change in our designation of an asset from core to non-core which impacts the anticipated holding period or a decline in market value to an amount less than cost. This analysis is generally performed at the property level, except when an asset is part of an interdependent group such as an office park, and consists of determining whether the asset's carrying amount will be recovered from its undiscounted estimated future operating and residual cash flows. These cash flows are estimated based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for customers, changes in market rental rates, costs to operate each property and expected ownership periods. For properties under development, the cash flows are based on expected service potential of the asset or asset group when development is substantially complete.

If the carrying amount of a held for use asset exceeds the sum of its undiscounted future operating and residual cash flows, an impairment loss is recorded for the difference between estimated fair value of the asset and the carrying amount. We generally estimate the fair value of assets held for use by using discounted cash flow analyses. In some instances, appraisal information may be available and is used in addition to a discounted cash flow analysis. As the factors used in generating these cash flows are difficult to predict and are subject to future events that may alter our assumptions, the discounted and/or undiscounted future operating and residual cash flows estimated by us in our impairment analyses or those established by appraisal may not be achieved and we may be required to recognize future impairment losses on our properties held for use.

We record assets held for sale, including for-sale residential condominiums, at the lower of the carrying amount or estimated fair value. Fair value of assets held for sale is equal to the estimated or contracted sales price with a potential buyer, less costs to sell. The impairment loss is the amount by which the carrying amount exceeds the estimated fair value.

We also analyze our investments in unconsolidated affiliates for impairment. This analysis consists of determining whether an expected loss in market value of an investment is other than temporary by evaluating the length of time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the investee, and our intent and ability to retain our investment for a period of time sufficient to allow for any anticipated recovery in market value. As the factors used in this analysis are difficult to predict and are subject to future events that may alter our assumptions, we may be required to recognize future impairment losses on our investments in unconsolidated affiliates.

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

Rental and Other Revenues

Minimum contractual rents from leases are recognized on a straight-line basis over the terms of the respective leases. This means that, with respect to a particular lease, actual amounts billed in accordance with the lease during any given period may be higher or lower than the amount of rental revenue recognized for the period. Straight-line rental revenue is commenced when the customer assumes control of the leased premises. Accrued straight-line rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with lease agreements. Contingent rental revenue, such as percentage rent, is accrued when the contingency is removed. Termination fee income is recognized at the later of when the customer has vacated the space or the lease has expired and a fully executed lease termination agreement has been delivered, the amount of the fee is determinable and collectability of the fee is reasonably assured. Rental revenue reductions related to co-tenancy lease provisions, if any, are accrued when events have occurred that trigger such provisions.

Property operating cost recovery revenues from customers (“cost reimbursements”) are determined on a calendar year and a lease-by-lease basis. The most common types of cost reimbursements in our leases are common area maintenance (“CAM”) and real estate taxes, for which the customer pays its pro-rata share of operating and administrative expenses and real estate taxes in excess of a base year amount. The computation of cost reimbursements is complex and involves numerous judgments, including the interpretation of terms and other customer lease provisions. Leases are not uniform in dealing with such cost reimbursements and there are many variations in the computation. Many customers make monthly fixed payments of CAM, real estate taxes and other cost reimbursement items. We accrue income related to these payments each month. We make quarterly accrual adjustments, positive or negative, to cost recovery income to adjust the recorded amounts to our best estimate of the final annual amounts to be billed and collected with respect to the cost reimbursements. After the end of the calendar year, we compute each customer's final cost reimbursements and, after considering amounts paid by the customer during the year, issue a bill or credit for the appropriate amount to the customer. The differences between the amounts billed less previously received payments and the accrual adjustment are recorded as increases or decreases to cost recovery income when the final bills are prepared, which occurs during the first half of the subsequent year.

Allowance for Doubtful Accounts

Accounts receivable, accrued straight-line rents receivable and mortgages and notes receivable are reduced by an allowance for amounts that may become uncollectible in the future. We regularly evaluate the adequacy of our allowance for doubtful accounts. The evaluation primarily consists of reviewing past due account balances and considering such factors as the credit quality of our customer, historical trends of the customer and changes in customer payment terms. Additionally, with respect to customers in bankruptcy, we estimate the probable recovery through bankruptcy claims and adjust the allowance for amounts deemed uncollectible. If our assumptions regarding the collectability of receivables prove incorrect, we could experience losses in excess of our allowance for doubtful accounts. The allowance and its related receivable are written-off when we have concluded there is a low probability of collection and we have discontinued collection efforts.

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

Investments in Unconsolidated Affiliates

We account for our investments in less than majority owned joint ventures, partnerships and limited liability companies using the equity method of accounting when our interests represent a general partnership interest but substantive participating rights or substantive kick out rights have been granted to the limited partners or when our interests do not represent a general partnership interest and we do not control the major operating and financial policies of the entity. These investments are initially recorded at cost in investments in unconsolidated affiliates and are subsequently adjusted for our share of earnings and cash contributions and distributions. To the extent our cost basis at formation of the joint venture is different than the basis reflected at the joint venture level, the basis difference is amortized over the life of the related assets and included in our share of equity in earnings of unconsolidated affiliates.

Cash Equivalents

We consider highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Restricted Cash

Restricted cash represents cash deposits that are legally restricted or held by third parties on our behalf, such as security deposits from sales contracts on for-sale residential condominiums, construction-related escrows, property disposition proceeds set aside and designated or intended to fund future tax-deferred exchanges of qualifying real estate investments, escrows and reserves for debt service, real estate taxes and property insurance established pursuant to certain mortgage financing arrangements and any deposits given to lenders to unencumber secured properties.

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

Concentration of Credit Risk

At December 31, 2011, our Wholly Owned Properties were leased to 1,722 customers. The geographic locations that comprise greater than 10.0% of our annualized cash rental revenue are Raleigh, NC, Tampa, FL, Atlanta, GA and Nashville, TN. Our customers engage in a wide variety of businesses. No single customer of the Wholly Owned Properties generated more than 10.0% of our consolidated revenues during 2011.

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

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

1.    Description of Business and Significant Accounting Policies – Continued

Interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into interest expense in the period that the hedged forecasted transaction affects earnings. Interest rate hedge contracts typically contain a provision whereby if we default on any of our indebtedness, we could also be declared in default on our hedge contracts.

We account for terminated derivative instruments by recognizing the related accumulated comprehensive income/loss balance in current earnings, unless the hedged forecasted transaction continues as originally planned, in which case we continue to amortize the accumulated comprehensive income/loss into earnings over the originally designated hedge period.

Earnings Per Unit

Basic earnings per unit is computed by dividing net income available for common unitholders by the weighted Common Units outstanding - basic. Diluted earnings per unit is computed by dividing net income available to common unitholders by the weighted Common Units outstanding - basic plus the dilutive effect of options and warrants, using the treasury stock method. Weighted Common Units outstanding - basic include all of the Company's unvested restricted stock since dividends received on such restricted stock are non-forfeitable.

Recently Issued Accounting Standards

Beginning with our Quarterly Report on Form 10-Q for the three months ended March 31, 2012, we will be required to enhance our disclosure of assets and liabilities measured at fair value. This includes disclosing any significant transfers between Levels 1 and 2 of the fair value hierarchy, additional quantitative and qualitative information regarding fair value measurements categorized as Level 3 of the fair value hierarchy and the hierarchy classification for items whose fair value is not recorded on our Consolidated Balance Sheets but is disclosed in our Notes to Consolidated Financial Statements. Additionally, we will be required to present comprehensive income on the face of our Consolidated Statements of Income, which is currently disclosed in our Notes to Consolidated Financial Statements.

2.    Real Estate Assets

Acquisitions

In 2011, we acquired a six-building, 1.54 million square foot office complex in Pittsburgh, PA for a purchase price of $188.5 million. The purchase price included the assumption of secured debt recorded at fair value of $124.5 million, with an effective interest rate of 4.27%, including amortization of deferred financing costs. This debt matures in November 2017. We expensed $4.0 million of costs related to this acquisition, which are included in general and administrative expense. Additionally, we acquired a 503,000 square foot office building in Atlanta, GA for a purchase price of $78.3 million. The purchase price included the assumption of secured debt recorded at fair value of $67.9 million, with an effective interest rate of 5.45%, including amortization of deferred financing costs. This debt matures in January 2014. We expensed $0.3 million of costs related to this acquisition.

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

2.     Real Estate Assets - Continued

The following table sets forth a summary of the acquisition purchase price consideration for each major class of assets acquired and liabilities assumed in the acquisitions discussed above:

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

The following tables set forth our rental and other revenues and net income, adjusted for interest expense and depreciation and amortization related to purchase price allocation, assuming the acquisitions discussed above both occurred as of the beginning of each annual reporting period:

	Year Ended December 31,
	2011	2010	2009
Proforma rental and other revenues	$524,480	$511,861	$505,840
Proforma net income	$38,470	$58,216	$50,752
Proforma earnings per unit - basic	$0.51	$0.78	$0.71
Proforma earnings per unit - diluted	$0.51	$0.77	$0.71

In 2011, we also acquired a 48,000 square foot medical office property in Raleigh, NC for approximately $8.9 million in cash and incurred $0.1 million of acquisition-related costs, which are included in general and administrative expense.

In 2010, we acquired a 336,000 square foot office property in Memphis, TN for a purchase price of $52.6 million. The purchase price included the assumption of secured debt recorded at fair value of $40.3 million, with an effective interest rate of 6.43%. This debt matures in November 2015. We incurred $0.4 million of acquisition-related costs. We also acquired a 117,000 square foot office property and 32.6 acres of development land in Tampa, FL for a purchase price of $12.0 million. We incurred $0.2 million of acquisition-related costs. Lastly, we acquired our partner’s interest in a joint venture that owned for-sale residential condominiums for a purchase price of $0.5 million.

In 2009, we acquired a 220,000 square foot office building in Tampa, FL for a purchase price of $22.3 million. We expensed $0.1 million of costs related to this acquisition.

Dispositions

In 2011, we sold an office property and adjacent land parcel in a single transaction in Winston-Salem, NC for gross proceeds of $15.0 million. We recorded gain on disposition of discontinued operations of $2.6 million related to the office property and gain on disposition of property of $0.3 million related to the land.

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

2.     Real Estate Assets - Continued

In 2010, we sold seven office properties in Winston Salem, NC and six industrial properties in Greensboro, NC in two separate transactions for gross proceeds of $24.9 million. In the aggregate, we received cash of $7.9 million. provided seller financing of $17.0 million and committed to lend up to an additional $1.7 million for tenant improvements and lease commissions, of which $0.2 million was funded as of December 31, 2011. We have accounted for these dispositions using the installment method, whereby the $0.4 million gain on disposition of property related to the office properties has been deferred and will be recognized when the seller financing is repaid, and recorded impairment of $0.3 million related to the industrial properties. In 2010, we also recorded a completed sale in connection with the disposition of an office property in Raleigh, NC in the fourth quarter of 2009 where the buyer's limited right to compel us to repurchase the property expired and recorded a gain of $0.2 million.

In 2009, we sold 517,000 square feet of non-core retail and office properties for gross proceeds of $78.2 million and recorded gains of $21.7 million.

Impairments

In 2011, we recorded impairment of assets held for use of $2.4 million on two office properties located in Orlando, FL due to a change in the assumed timing of future disposition, which reduced the future expected cash flows from the properties.

In 2009, we recorded impairment of assets held for use of $2.6 million on four office properties located in Winston-Salem, NC and recorded impairment of $11.0 million on the office, industrial and retail properties in Winston-Salem and Greensboro, NC that were sold in 2010 and required discontinued operations presentation. These impairments were also due to a change in the assumed timing of future disposition, which reduced the future expected cash flows from the properties.

3.    Mortgages and Notes Receivable

The following table sets forth our mortgages and notes receivable:

	December 31,
	2011	2010
Seller financing (first mortgages)	$17,180	$17,180
Less allowance	—	—
	17,180	17,180
Promissory notes	1,481	2,732
Less allowance	(61)	(868)
	1,420	1,864
Mortgages and notes receivable, net	$18,600	$19,044

The following table sets forth our notes receivable allowance, which relates only to promissory notes:

	December 31,
	2011	2010
Beginning notes receivable allowance	$868	$698
Bad debt expense	196	413
Recoveries/write-offs/other	(1,003)	(243)
Total notes receivable allowance	$61	$868

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

3.    Mortgages and Notes Receivable – Continued

Our mortgages and notes receivable consist primarily of seller financing issued in conjunction with two disposition transactions in 2010 (see Note 2). This seller financing is evidenced by first mortgages secured by the assignment of rents and the underlying real estate assets. We conclude on the credit quality of the receivables by monitoring the leasing statistics and market fundamentals of these assets. As of December 31, 2011, the payments on both mortgages receivable were current and there were no other indications of impairment on the receivables. We may be required to take impairment charges in the future if and to the extent the underlying collateral diminishes in value.

4.    Investments in and Advances to Affiliates

Unconsolidated Affiliates

We have equity interests of up to 50.00% in various joint ventures with unrelated investors that are accounted for using the equity method of accounting. As a result, the assets and liabilities of these joint ventures are not included in our Consolidated Financial Statements.

The following table sets forth our ownership in unconsolidated affiliates at December 31, 2011:

Joint Venture	Location of Properties	Ownership Interest
Concourse Center Associates, LLC	Greensboro, NC	50.00%
Plaza Colonnade, LLC	Kansas City, MO	50.00%
Lofts at Weston, LLC	Raleigh, NC	50.00%
Board of Trade Investment Company	Kansas City, MO	49.00%
Highwoods DLF 97/26 DLF 99/32, LP	Atlanta, GA; Greensboro, NC; Orlando, FL	42.93%
Highwoods KC Glenridge Office, LLC	Atlanta, GA	40.00%
Highwoods KC Glenridge Land, LLC	Atlanta, GA	40.00%
HIW-KC Orlando, LLC	Orlando, FL	40.00%
Kessinger/Hunter, LLC	Kansas City, MO	26.50%
Highwoods DLF Forum, LLC	Raleigh, NC	25.00%
Highwoods DLF 98/29, LLC	Atlanta, GA; Charlotte, NC; Greensboro, NC; Raleigh, NC; Orlando, FL	22.81%

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

4.    Investments in and Advances to Affiliates – Continued

The following table sets forth combined summarized financial information for our unconsolidated affiliates:

	December 31,
	2011	2010
Balance Sheets:
Assets:
Real estate assets, net	$523,992	$567,867
All other assets, net	95,504	90,323
Total Assets	$619,496	$658,190
Liabilities and Partners’ or Shareholders’ Equity:
Mortgages and notes payable (1)	$396,977	$414,265
All other liabilities	21,121	25,858
Partners’ or shareholders’ equity	201,398	218,067
Total Liabilities and Partners’ or Shareholders’ Equity	$619,496	$658,190
Our share of historical partners’ or shareholders’ equity	$59,215	$60,581
Advances to unconsolidated affiliate	38,323	—
Net excess of cost of investments over the net book value of underlying net assets (2)	$1,758	$1,870
Carrying value of investments in unconsolidated affiliates	$99,296	$62,451
Our share of unconsolidated non-recourse mortgage debt (1)	$145,689	$149,379
__________

(1)	Our share of scheduled future principal payments, including amortization, due on mortgages and notes payable at December 31, 2011 is as follows:

2012 (a)	$31,075
2013	23,221
2014	56,707
2015	951
2016	1,017
Thereafter	32,718
$145,689

(a) Includes our 22.81% portion of a $38.3 million interest-only secured loan provided by us to the DLF I joint venture.

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

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

4.    Investments in and Advances to Affiliates– Continued

	Year Ended December 31,
	2011	2010	2009
Income Statements:
Rental and other revenues	$96,771	$115,826	$145,143
Expenses:
Rental property and other expenses	42,052	54,695	70,197
Depreciation and amortization	25,184	29,945	33,821
Interest expense	23,062	27,187	34,405
Total expenses	90,298	111,827	138,423
Income before disposition of properties	6,473	3,999	6,720
Gains on disposition of properties	—	—	2,963
Net income	$6,473	$3,999	$9,683
Our share of:
Depreciation and amortization of real estate assets	$8,232	$10,318	$11,877
Interest expense	$8,075	$10,449	$13,969
Net gain on disposition of depreciable properties	$—	$—	$582
Net income	$2,585	$1,483	$2,852

Our share of net income	$2,585	$1,483	$2,852
Purchase accounting and management, leasing and other fees adjustments	2,354	2,311	2,515
Equity in earnings of unconsolidated affiliates	$4,939	$3,794	$5,367

The following summarizes additional information related to certain of our unconsolidated affiliates:

- Lofts at Weston, LLC

In 2011, we and Ravin Partners, LLC (“Ravin”) formed Lofts at Weston, LLC, in which we have a 50.00% ownership interest. We contributed 15.0 acres of land at an agreed upon value of $2.4 million to this joint venture, and Ravin contributed $1.2 million in cash and agreed to guarantee the joint venture's development loan. The joint venture then distributed $1.2 million to us and we recorded a gain of $0.3 million on this transaction. Ravin manages and operates this joint venture, which is constructing 215 rental residential units at a total cost of approximately $25.9 million. Ravin is the developer, manager and leasing agent and will receive customary fees from the joint venture.

- Highwoods DLF 97/26 DLF 99/32, L.P. (“DLF II”)

In 2009, DLF II sold an office property for gross proceeds of $7.1 million and recorded an impairment charge of $0.5 million. We recorded $0.2 million as our proportionate share of this impairment charge through equity in earnings of unconsolidated affiliates.

- Kessinger/Hunter, LLC

Kessinger/Hunter, LLC, which is managed by our joint venture partner, provides leasing services to certain of our Wholly Owned Properties in Kansas City, MO in exchange for customary fees from us. These services were reduced by us to only leasing-related services in 2009. Kessinger/Hunter, LLC received $2.1 million, $0.8 million and $0.5 million from us for these services in 2011, 2010 and 2009, respectively.

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

4.    Investments in and Advances to Affiliates – Continued

- Highwoods DLF 98/29, LLC (“DLF I”)

At the formation of this joint venture in 1999, our partner contributed excess cash to the venture that was distributed to us under the joint venture agreements. We are required to repay this excess cash to our partner over time, as discussed in Note 9.

In 2011, we provided a $38.3 million interest-only secured loan to DLF I that is scheduled to mature in March 2012, which was used to repay a secured loan before maturity to a third party lender. The loan bears interest at LIBOR plus 500 basis points, which may be reduced by up to 50 basis points upon the use of proceeds from the sale of certain assets by the joint venture to repay the loan. We recorded $1.3 million of interest income from this loan in interest and other income during the year ended December 31, 2011.

In 2009, DLF I sold an office property for gross proceeds of $14.8 million and recorded a gain of $3.4 million. We recorded $0.8 million as our proportionate share of this gain through equity in earnings of unconsolidated affiliates.

- Des Moines, IA Joint Ventures

In 2010, we sold our equity interests in a series of unconsolidated joint ventures relating to properties in Des Moines, IA. The assets in the joint ventures included 1.7 million square feet of office, 788,000 square feet of industrial and 45,000 square feet of retail properties, as well as 418 apartment units. In connection with the closing, we received $15.0 million in cash. We had a negative book basis in certain of the joint ventures, primarily as a result of prior cash distributions to the partners. As a result, we recorded gain on disposition of investment in unconsolidated affiliates of $25.3 million.

- HIW Development B, LLC

In 2011, our joint venture partner exercised its option to acquire our 10.0% equity interest in the HIW Development B, LLC joint venture, which recently completed construction of a build-to-suit office property in Charlotte, NC. As a result, we received gross proceeds of $4.8 million and recorded a gain on disposition of investment in unconsolidated affiliate related to this merchant build project of $2.3 million.

- Other Activities

We receive development, management and leasing fees for services provided to certain of our joint ventures. These fees are recognized in income to the extent of our respective joint venture partner's interest. In the years ended December 31, 2011, 2010 and 2009, we recognized $3.1 million, $2.7 million and $2.1 million, respectively, of development, management and leasing fees from our unconsolidated joint ventures. At December 31, 2011 and 2010, we had receivables of $1.0 million and $0.6 million, respectively, related to these fees in accounts receivable.

Consolidated Affiliates

The following summarizes our consolidated affiliates:

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

4.    Investments in and Advances to Affiliates – Continued

- Highwoods-Markel Associates, LLC (“Markel”)

We have a 50.0% ownership interest in Markel. We are the manager and leasing agent for Markel's properties located in Richmond, VA and receive customary management and leasing fees. We consolidate Markel since we are the general partner and control the major operating and financial policies of the joint venture. The organizational documents of Markel require the entity to be liquidated through the sale of its assets upon reaching December 31, 2100. As controlling partner, we have an obligation to cause this property-owning entity to distribute proceeds of liquidation to the noncontrolling interest partner in these partially owned properties only if the net proceeds received by the entity from the sale of our assets warrant a distribution as determined by the agreement. We estimate the value of noncontrolling interest distributions would have been approximately $14.8 million had the entity been liquidated at December 31, 2011. This estimated settlement value is based on the fair value of the underlying properties which is based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for customers, changes in market rental rates and costs to operate each property. If the entity's underlying assets are worth less than the underlying liabilities on the date of such liquidation, we would have no obligation to remit any consideration to the noncontrolling interest holder.

- SF-HIW Harborview Plaza, LP (“Harborview”)

We have a 20.0% interest in Harborview. We are the manager and leasing agent for Harborview's property located in Tampa, FL and receive customary management and leasing fees. As further described in Note 8, we account for this joint venture as a financing obligation since our partner has the right to put its interest back to us in the future.

- Plaza Residential, LLC (“Plaza Residential”)

In 2009, our taxable REIT subsidiary formed the Plaza Residential joint venture with an unrelated party to develop and sell 139 for-sale residential condominiums constructed above a wholly owned office property in Raleigh, NC. We initially had a 93.0% interest in Plaza Residential. In 2010, we acquired our partner's 7.0% ownership interest for $0.5 million. During the years ended December 31, 2011, 2010 and 2009, we received $3.2 million, $5.3 million and $13.0 million, respectively, in gross proceeds and recorded $3.5 million, $5.0 million and $12.1 million, respectively, of cost of assets sold from condominium sales, including impairment charges, if any.

5.    Intangible Assets and Liabilities

The following table sets forth total intangible assets and liabilities, net of accumulated amortization:

	December 31,
	2011	2010
Assets:
Deferred financing costs	$18,044	$16,331
Less accumulated amortization	(5,797)	(7,031)
	12,247	9,300
Deferred leasing costs (including lease incentives and acquisition-related intangible assets)	173,697	128,030
Less accumulated amortization	(57,359)	(52,329)
	116,338	75,701
Deferred financing and leasing costs, net	$128,585	$85,001

Liabilities (in accounts payable, accrued expenses and other liabilities):
Acquisition-related intangible liabilities	$16,441	$733
Less accumulated amortization	(971)	(200)
	$15,470	$533

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

5.    Intangible Assets and Liabilities - Continued

The following table sets forth amortization of intangible assets and liabilities:

	Year Ended December 31,
	2011	2010	2009
Amortization of deferred financing costs	$3,312	$3,385	$2,760
Amortization of deferred leasing costs and acquisition-related intangible assets (in depreciation and amortization)	$20,980	$17,383	$15,064
Amortization of lease incentives (in rental and other revenues)	$1,371	$1,239	$1,110
Amortization of acquisition-related intangible assets (in rental and other revenues)	$915	$531	$102
Amortization of acquisition-related intangible liabilities (in rental and other revenues)	$(840)	$(96)	$(94)

The following table sets forth scheduled future amortization of intangible assets and liabilities:

Years Ending December 31,	Amortization of Deferred Financing Costs	Amortization of Deferred Leasing Costs and Acquisition-Related Intangible Assets (in Depreciation and Amortization)	Amortization of Lease Incentives (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Liabilities (in Rental and Other Revenues)
2012	$3,386	$25,082	$1,291	$1,054	$(2,123)
2013	2,982	20,503	1,136	822	(2,094)
2014	2,682	16,336	973	527	(2,019)
2015	2,073	12,411	752	342	(1,808)
2016	704	9,226	579	281	(1,511)
Thereafter	420	22,095	2,186	742	(5,915)
	$12,247	$105,653	$6,917	$3,768	$(15,470)

The weighted average remaining amortization periods for deferred financing costs, deferred leasing costs and acquisition-related intangible assets (in depreciation and amortization), lease incentives (in rental and other revenues), acquisition-related intangible assets (in rental and other revenues) and acquisition-related intangible liabilities (in rental and other revenues) were 3.7 years, 6.4 years, 8.0 years, 5.8 years and 8.6 years, respectively, as of December 31, 2011.

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

6.    Mortgages and Notes Payable

Our mortgages and notes payable consist of the following:

	December 31,
	2011	2010
Secured indebtedness: (1)
7.05% mortgage loan due 2012 (2)	$—	$186,038
5.45% mortgage loan due 2014 (3)	67,809	—
5.18% mortgage loan due 2017 (4)	123,613	—
6.03% mortgage loan due 2013	125,264	128,084
5.68% mortgage loan due 2013	110,343	113,230
5.17% (6.43% effective rate) mortgage loan due 2015 (5)	40,015	40,199
6.88% mortgage loans due 2016	112,075	113,386
7.50% mortgage loan due 2016	46,181	46,662
5.74% to 9.00% mortgage loans due between 2012 and 2016 (6) (7) (8)	72,640	74,691
Variable rate construction loan due 2012 (9)	52,109	52,109
	750,049	754,399
Unsecured indebtedness:
5.85% (5.88% effective rate) notes due 2017 (10)	391,164	391,046
7.50% notes due 2018	200,000	200,000
Variable rate term loan due 2016 (11)	200,000	—
Variable rate term loans due 2011	—	147,500
Revolving credit facility due 2015 (12)	362,000	30,000
	1,153,164	768,546
Total	$1,903,213	$1,522,945
__________

(1)
The secured mortgage loans payable are collateralized by real estate assets with an aggregate undepreciated book value of approximately $1.2 billion at December 31, 2011. Our fixed rate mortgage loans generally are either locked out to prepayment for all or a portion of their term or are prepayable subject to certain conditions including prepayment penalties.

(2)	We have repaid the remaining balance of this loan as of December 31, 2011.

(3)	Includes unamortized fair market premium of $0.4 million as of December 31, 2011.

(4)	Includes unamortized fair market premium of $5.5 million as of December 31, 2011.

(5)	Net of unamortized fair market value discount of $1.7 million as of December 31, 2011.

(6)	Includes mortgage debt related to Harborview, a consolidated 20.0% owned joint venture, of $21.0 million and $21.5 million at December 31, 2011 and 2010, respectively. See Note 8.

(7)	Includes mortgage debt related to Markel, a consolidated 50.0% owned joint venture, of $34.0 million and $35.0 million at December 31, 2011 and 2010, respectively. See Note 10.

(8)	Net of unamortized fair market value premium of $0.3 million and $0.4 million at both December 31, 2011 and 2010.

(9)	The interest rate is 1.14% at December 31, 2011.

(10)	Net of unamortized original issuance discount of $0.6 million and $0.7 million at December 31, 2011 and 2010, respectively.

(11)	The interest rate is 2.49% at December 31, 2011.

(12)	The interest rate is 1.78% on our revolving credit facility at December 31, 2011.

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

6.    Mortgages and Notes Payable - Continued

The following table sets forth scheduled future principal payments, including amortization, due on our mortgages and notes payable at December 31, 2011:

Years Ending December 31,	Principal Amount
2012	$85,624
2013	245,917
2014	105,129
2015	406,995
2016	358,480
Thereafter	701,068
$1,903,213

In 2011, we obtained a $475.0 million unsecured revolving credit facility, which is scheduled to mature on June 27, 2015 and includes an accordion feature that allows for an additional $75.0 million of borrowing capacity subject to additional lender commitments. Assuming no defaults have occurred, we have an option to extend the maturity for an additional year. The interest rate at our current credit ratings is LIBOR plus 150 basis points and the annual facility fee is 35 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody's Investors Service or Standard & Poor's Ratings Services. We use our revolving credit facility for working capital purposes and for the short-term funding of our development and acquisition activity and, in certain instances, the repayment of other debt. Continuing ability to borrow under the revolving credit facility allows us to quickly capitalize on strategic opportunities at short-term interest rates. There was $362.0 million and $148.0 million outstanding under our revolving credit facility at December 31, 2011 and February 1, 2012, respectively. At both December 31, 2011 and February 1, 2012, we had $0.2 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at December 31, 2011 and February 1, 2012 was $112.8 million and $326.8 million, respectively.

In 2011, we repaid the remaining balance of $184.2 million of a secured mortgage loan bearing interest of 7.05% that was scheduled to mature in January 2012 and the remaining $10.0 million of a three-year unsecured term loan bearing interest of 3.90% that was scheduled to mature in February 2012. We incurred no penalties related to these early repayments. We also obtained a $200.0 million, five-year unsecured bank term loan bearing interest of LIBOR plus 220 basis points. The proceeds were used to pay off at maturity a $137.5 million unsecured bank term loan bearing interest of LIBOR plus 110 basis points, pay off amounts then outstanding under our revolving credit facility and for general corporate purposes.

In 2010, we repaid $10.0 million of our $20.0 million, three-year unsecured term loan. Additionally, we repaid the $5.8 million remaining balance outstanding on the mortgage payable secured by our 96 rental residential units to unencumber these assets for a planned development project. We incurred a penalty of $0.6 million related to this early repayment, which is included in loss on debt extinguishment.

In 2009, we paid off at maturity $50.0 million of unsecured notes bearing interest of 8.125% and retired the remaining $107.2 million principal amount of a two-tranched secured loan bearing interest of 7.80%. We also obtained a $20.0 million, three-year unsecured term loan bearing interest of 3.90%, a $115.0 million, six and a half-year secured loan bearing interest of 6.88% and a $47.3 million, seven-year secured loan bearing interest of 7.50%. Lastly, we repurchased $8.2 million principal amount of unsecured notes due March 2017 bearing interest of 5.85%.

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

The Operating Partnership has $391.2 million carrying amount of 2017 bonds outstanding and $200.0 million carrying amount of 2018 bonds outstanding. The indenture that governs these outstanding notes requires us to comply with customary operating covenants and various financial ratios. The trustee or the holders of at least 25.0% in principal amount of either series of bonds can accelerate the principal amount of such series upon written notice of a default that remains uncured after 60 days.

Capitalized Interest

Total interest capitalized to development projects was $0.6 million, $1.4 million and $4.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

7.	Derivative Financial Instruments

In 2011, we entered into six forward-starting, floating-to-fixed interest rate swaps for seven-year periods each with respect to an aggregate of $225.0 million LIBOR-based borrowings associated with forecasted issuance of debt. These swaps effectively fix the underlying LIBOR rate at a weighted average of 1.678%. The counterparties under the swaps are major financial institutions. These swaps have been designated as and are being accounted for as cash flow hedges with changes in fair value recorded in other comprehensive income each reporting period. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on our cash flow hedges during the year ended December 31, 2011.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next year, we estimate that $2.4 million will be reclassified as an increase to interest expense.

The following table sets forth the fair value of our derivative instruments:

	Fair Value as of December 31,
	2011	2010
Liability Derivatives:
Derivatives designated as cash flow hedges in other liabilities:
Interest rate swaps	$2,202	$—

The following table sets forth the effect of our cash flow hedges on AOCL and interest expense:

	Year Ended December 31,
	2011	2010	2009
Derivatives Designated as Cash Flow Hedges:
Amount of unrealized gain/(loss) recognized in AOCL on derivatives (effective portion):
Interest rate swaps	$(2,202)	$—	$937
Amount of loss/(gain) reclassified out of AOCL into contractual interest expense (effective portion):
Interest rate swaps	$(118)	$237	$(249)

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

8.	Financing Arrangements

Our financing obligations consist of the following:

	December 31,
	2011	2010
Harborview financing obligation	$17,086	$17,616
Tax increment financing bond	13,064	14,258
Capitalized ground lease obligation	1,294	1,240
Total	$31,444	$33,114

Harborview

Our joint venture partner in Harborview has the right to put its 80.0% equity interest in the joint venture to us in exchange for cash at any time during the one-year period commencing September 11, 2014. The value of the 80.0% equity interest will be determined at the time that our partner elects to exercise its put right, if ever, based upon the then fair market value of Harborview LP's assets and liabilities, less 3.0%, which amount was intended to cover the normal costs of a sale transaction. Because of the put option, this transaction is accounted for as a financing transaction. Accordingly, the assets, liabilities and operations related to Harborview Plaza, the office property owned by Harborview LP remain in our Consolidated Financial Statements.

As a result, we initially established a gross financing obligation equal to the $12.7 million equity contributed by the other partner. During each period, we increase the gross financing obligation for 80.0% of the net income before depreciation of Harborview Plaza, which is recorded as interest expense on financing obligation, and decrease the gross financing obligation for distributions made to our joint venture partner. At the end of each reporting period, the balance of the gross financing obligation is adjusted to equal the greater of the initial financing obligation or the current fair value of the put option, which is recorded as a valuation allowance. The valuation allowance is amortized on a straight-line basis prospectively through September 2014 as interest expense on financing obligation. The fair value of the put option was $6.2 million and $10.2 million at December 31, 2011 and 2010, respectively. We continue to depreciate Harborview Plaza and record all of the depreciation on our books. At such time as the put option expires or is otherwise terminated, we will record the transaction as a partial sale and recognize gain accordingly.

Tax Increment Financing Bond

In connection with tax increment financing for construction of a parking garage, we are obligated to pay fixed special assessments over a 20-year period ending in October 31, 2019. The net present value of these assessments, discounted at the 6.93% interest rate on the underlying bond financing, is recorded as a financing obligation. We receive special tax revenues and property tax rebates recorded in interest and other income, which are intended, but not guaranteed, to provide funds to pay the special assessments. We acquired the underlying bond, which is recorded in prepaid and other assets, in a privately negotiated transaction in 2007. For additional information about this tax increment financing bond, see Note 11.

Capitalized Ground Lease Obligation

The capitalized ground lease obligation represents an obligation to the lessor of land on which we constructed a wholly owned office property. We are obligated to make fixed payments to the lessor through October 31, 2022. The lease provides for fixed price purchase options in the ninth and tenth years of the lease. We initially recorded the land and associated financing obligation at the net present value of the fixed rental payments and purchase option through the ninth year at the inception of the lease using a discount rate of 7.10%. The liability accretes as interest expense until it equals the amount of the purchase option.

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

9.	Commitments and Contingencies

Operating Ground Leases

Certain Wholly Owned Properties are subject to operating ground leases. Rental payments on these leases are adjusted periodically based on either the consumer price index or on a pre-determined schedule. Total rental property expense recorded on the straight-line basis for operating ground leases was $1.4 million, $1.5 million and $1.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The following table sets forth our scheduled obligations for future minimum payments on operating ground leases at December 31, 2011:

Years Ending December 31,	Minimum Payments
2012	$1,324
2013	1,345
2014	1,366
2015	1,389
2016	1,413
Thereafter	31,526
$38,363

Lease and Contractual Commitments

We have approximately $59.8 million of lease and contractual commitments at December 31, 2011. Lease and contractual commitments represent commitments under signed leases and contracts for operating properties (excluding tenant-funded tenant improvements) and contracts for development/redevelopment projects, of which $10.3 million was recorded on the Consolidated Balance Sheet at December 31, 2011.

Des Moines Joint Ventures

As of the closing date of the 2010 disposition of our interests in the Des Moines, IA joint ventures, the joint ventures had approximately $170.0 million of secured debt, which was non-recourse to us except in the case of customary exceptions pertaining to matters such as misuse of funds, borrower bankruptcy, unpermitted transfers, environmental conditions and material misrepresentations. We have no ongoing lender liability relating to such customary exceptions to non-recourse liability with respect to most, but not all, of the debt. The buyer has agreed to indemnify and hold us harmless from any and all future losses that we suffer as a result of our prior investment in the joint ventures, except for losses directly resulting from our acts or omissions. In the event we are exposed to any such future loss, our financial condition and operating results would not be adversely affected unless the buyer defaults on its indemnification obligation.

Rent Guarantees

In connection with the disposition of six industrial properties in Piedmont Triad, NC in the second quarter of 2010, we entered into a limited rent guarantee agreement with the buyer relating to an existing 237,500 square foot lease with one customer, who has leased space in the properties for 14 years. This agreement guarantees the payment of rent for an approximate two-year period from March 2011 through June 2013 in the event the customer exercises its limited termination right. As of December 31, 2011, our maximum exposure under this rent guarantee agreement was approximately $0.3 million. No accrual was recorded for this guarantee because we have concluded that a loss was not probable.

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

9.	Commitments and Contingencies - Continued

DLF I Obligation

At the formation of DLF I, the amount our partner contributed in cash to the venture and subsequently distributed to us was determined to be $7.2 million in excess of the amount required based on its ownership interest and the agreed-upon value of the real estate assets. We are required to repay this amount over 14 years, beginning in the first quarter of 1999. The $7.2 million was discounted to net present value of $3.8 million using a discount rate of 9.62% specified in the agreement. Payments of $0.6 million were made in each of the years ended December 31, 2011, 2010 and 2009. The balance at December 31, 2011 and 2010 was $0.8 million and $1.2 million, respectively, which is included in accounts payable, accrued expenses and other liabilities.

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

Litigation, Claims and Assessments

We are from time to time a party to a variety of legal proceedings, claims and assessments arising in the ordinary course of our business. We regularly assess the liabilities and contingencies in connection with these matters based on the latest information available. For those matters where it is probable that we have incurred or will incur a loss and the loss or range of loss can be reasonably estimated, the estimated loss is accrued and charged to income in our Consolidated Financial Statements. In other instances, because of the uncertainties related to both the probable outcome and amount or range of loss, a reasonable estimate of liability, if any, cannot be made. Based on the current expected outcome of such matters, none of these proceedings, claims or assessments is expected to have a material effect on our business, financial condition, results of operations or cash flows.

10.	Noncontrolling Interests

Noncontrolling Interests in Consolidated Affiliates

At December 31, 2011, noncontrolling interests in consolidated affiliates relates to our joint venture partner's 50.0% interest in office properties located in Richmond, VA. Our joint venture partner is an unrelated third party.

11.	Disclosure About Fair Value of Financial Instruments

The following summarizes the three levels of inputs that we use to measure fair value, as well as the assets and liabilities that we recognize at fair value using those levels of inputs.

Level 1.  Quoted prices in active markets for identical assets or liabilities.

Our Level 1 assets are investments in marketable securities that we use to pay benefits under our non-qualified deferred compensation plan. Our Level 1 liability is our non-qualified deferred compensation obligation.

Level 2. Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

Our Level 2 liabilities are interest rate swaps that were outstanding at December 31, 2011 whose fair value is determined using the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments. The variable cash payments are based on the expectation of future interest rates (forward curves) derived from observed market interest rate curves. In addition, credit valuation adjustments are incorporated in the fair values to account for potential nonperformance risk.

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

11.	Disclosure About Fair Value of Financial Instruments – Continued

Level 3. Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Our Level 3 assets are our tax increment financing bond, which is not routinely traded but whose fair value is determined using the income approach to estimate the projected redemption value based on quoted bid/ask prices for similar unrated municipal bond and real estate assets and for-sale residential condominiums recorded at fair value on a non-recurring basis as a result of our quarterly impairment analyses, which were valued using broker opinion of value and substantiated by internal cash flow projections.

The following tables set forth the assets and liabilities that we measure at fair value by level within the fair value hierarchy. We determine the level based on the lowest level of substantive input used to determine fair value.

		Level 1	Level 2	Level 3
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
Assets:
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	$3,149	$3,149	$—	$—
Tax increment financing bond (in prepaid expenses and other assets)	14,788	—	—	14,788
Impaired real estate assets and for-sale residential condominiums	12,767	—	—	12,767
Total Assets	$30,704	$3,149	$—	$27,555
Liabilities:
Interest rate swaps	$2,202	$—	$2,202	$—
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	3,149	3,149	—	—
Total Liabilities	$5,351	$3,149	$2,202	$—

		Level 1	Level 3
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Unobservable Inputs
Assets:
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	$3,479	$3,479	$—
Tax increment financing bond (in prepaid expenses and other assets)	15,699	—	15,699
Total Assets	$19,178	$3,479	$15,699
Liability:
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	$4,091	$4,091	$—

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

11.	Disclosure About Fair Value of Financial Instruments – Continued

The following table sets forth the changes in our Level 3 asset:

	December 31,
	2011	2010
Asset:
Tax Increment Financing Bond:
Beginning balance	$15,699	$16,871
Principal repayment	(1,145)	(995)
Unrealized gain/(loss) (in AOCL)	234	(177)
Ending balance	$14,788	$15,699

In 2007, we acquired a tax increment financing bond associated with a parking garage developed by us. This bond amortizes to maturity in 2020. The estimated fair value at December 31, 2011 was $2.3 million below the outstanding principal due on the bond. If the yield-to-maturity used to fair value this bond was 100 basis points higher or lower, the fair value of the bond would have been $0.6 million lower or $0.6 million higher, respectively, as of December 31, 2011. Currently, we intend to hold this bond and have concluded that we will not be required to sell this bond before recovery of the bond principal. Payment of the principal and interest for the bond is guaranteed by us and, therefore, we have recorded no credit losses related to the bond in the years ended December 31, 2011 and 2010. There is no legal right of offset with the liability, which we report as a financing obligation, related to this tax increment financing bond.

The following table sets forth the carrying amounts and fair values of our financial instruments not disclosed elsewhere:

	Carrying Amount	Fair Value
December 31, 2011
Mortgages and notes receivable	$18,600	$18,990
Mortgages and notes payable	$1,903,213	$1,992,937
Financing obligations (including Harborview financing obligation)	$31,444	$18,866

December 31, 2010
Mortgages and notes receivable	$19,044	$19,093
Mortgages and notes payable	$1,522,945	$1,581,518
Financing obligations (including Harborview financing obligation)	$33,114	$23,880

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

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

12.	Equity

Common Stock Offerings

In 2011, the Company entered into equity sales agreements with various financial institutions to offer and sell, from time to time, shares of its Common Stock by means of ordinary brokers' transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices or as otherwise agreed with any of the institutions. During 2011, the Company issued 378,200 shares of Common Stock under these agreements at an average price of $35.09 per share raising net proceeds, after sales commissions and expenses, of $13.1 million.

In 2009, the Company sold 7.0 million shares of Common Stock for net proceeds of $144.1 million.

Common Unit Distributions

Distributions declared and paid per Common Unit aggregated $1.70 for each of the years ended December 31, 2011, 2010 and 2009.

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

Preferred Units

In 2011, we redeemed the remaining 2.1 million outstanding 8.0% Series B Cumulative Redeemable Preferred Units for an aggregate redemption price of $52.5 million, excluding accrued distributions. In connection with this redemption, the $1.9 million excess of the redemption cost over the net carrying amount of the redeemed units was recorded as a reduction to net income available for common unitholders.

The following table sets forth our Preferred Units:

Preferred Unit Issuances	Issue Date	Number of Units Outstanding	Carrying Value	Liquidation Preference Per Unit	Optional Redemption Date	Annual Distributions Payable Per Unit
		(in thousands)
December 31, 2011
8.625% Series A Cumulative Redeemable	2/12/1997	29	$29,077	$1,000	2/12/2027	$86.25
December 31, 2010
8.625% Series A Cumulative Redeemable	2/12/1997	29	$29,092	$1,000	2/12/2027	$86.25
8.000% Series B Cumulative Redeemable	9/25/1997	2,100	$52,500	$25	9/25/2002	$2.00

Warrants

Warrants to acquire Common Stock were issued in 1997 and 1999 in connection with property acquisitions. Upon exercise of a warrant, the Company will contribute the exercise price to the Operating Partnership in exchange for Common Units. Therefore, the Operating Partnership accounts for such warrants as if issued by the Operating Partnership. In 2011, 2010 and 2009, there were no warrants exercised. At December 31, 2011 and 2010, there were 15,000 warrants outstanding with an exercise price of $32.50. These warrants have no expiration date.

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

13.	Employee Benefit Plans

Officer, Management and Director Compensation Programs

The officers of the Company, which is the sole general partner of the Operating Partnership, participate in an annual non-equity incentive program whereby they are eligible for incentive cash payments based on a percentage of their annual base salary. Each officer has a target annual non-equity incentive payment percentage that ranges from 30% to 130% of base salary depending on the officer’s position. The officer’s actual incentive payment for the year is the product of the target annual incentive payment percentage times a “performance factor,” which can range from zero to 200%. This performance factor depends upon the relationship between how various performance criteria compare with predetermined goals. For an officer who has division responsibilities, goals for certain performance criteria are based partly on the division’s actual performance relative to that division’s established goals and partly on actual total performance. Incentive payments are accrued and expensed in the year earned and are generally paid in the first quarter of the following year.

Certain other employees participate in an annual non-equity incentive program whereby a target annual cash incentive payment is established based upon the job responsibilities of their position. Incentive payment eligibility ranges from 10% to 30% of annual base salary. The actual incentive payment is determined by our overall performance and the individual’s performance during each year. These incentive payments are also accrued and expensed in the year earned and are generally paid in the first quarter of the following year.

The Company's officers generally receive annual grants of stock options and restricted stock on or about March 1 of each year. Restricted stock grants are also made annually to directors and certain other employees. Dividends received on restricted stock are non-forfeitable and are paid at the same rate and on the same date as on shares of Common Stock. Dividends paid on subsequently forfeited shares are expensed. Additional total return-based restricted stock may be issued at the end of the three-year periods if actual performance exceeds certain levels of performance. Such additional shares, if any, would be fully vested when issued. No expense is recorded for additional shares of total return-based restricted stock that may be issued at the end of the three-year period since that possibility is already reflected in the grant date fair value. The following table sets forth the number of shares of Common Stock reserved for future issuance:

	December 31,
	2011	2010
Outstanding stock options and warrants	1,224,455	1,495,196
Possible future issuance under equity incentive plans	2,363,695	2,642,620
	3,588,150	4,137,816

Of the possible future issuance under equity incentive plans at December 31, 2011, no more than 0.7 million can be in the form of restricted stock. At December 31, 2011, the Company had 127.4 million remaining shares of Common Stock authorized to be issued under our charter.

During the years ended December 31, 2011, 2010 and 2009, we recognized $6.1 million, $6.6 million and $6.6 million, respectively, of share-based compensation expense. Because REITs generally do not pay income taxes, we do not realize tax benefits on share-based payments. At December 31, 2011, there was $5.6 million of total unrecognized share-based compensation costs, which will be recognized over vesting periods that have a weighted average remaining term of 2.1 years.

- Stock Options

Stock options issued prior to 2005 vest ratably over four years and remain outstanding for 10 years. Stock options issued beginning in 2005 vest ratably over a four-year period and remain outstanding for seven years. The value of all options as of the date of grant is calculated using the Black-Scholes option-pricing model and is amortized over the respective vesting or service period. The fair values of options granted during 2011, 2010 and 2009 were $6.47, $4.96 and $1.82, respectively, per option. The fair values of the options granted were determined at the grant dates using the following assumptions:

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

13.	Employee Benefit Plans - Continued

	2011	2010	2009
Risk free interest rate (1)	2.4%	2.6%	2.3%
Common stock dividend yield (2)	5.0%	5.9%	9.0%
Expected volatility (3)	32.5%	32.2%	29.9%
Average expected option life (years) (4)	5.75	5.75	5.75
__________

(1)	Represents the interest rate as of the grant date on US treasury bonds having the same life as the estimated life of the option grants.

(2)	The dividend yield is calculated utilizing the dividends paid for the previous one-year period and the per share price of Common Stock on the date of grant.

(3)	Based on the historical volatility of Common Stock over a period relevant to the related stock option grant.

(4)	The average expected option life is based on an analysis of the Company's historical data.

The following table sets forth stock option activity:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2008	1,489,250	$28.74
Options granted	394,044	19.00
Options cancelled	(111,590)	27.65
Options exercised	(303,931)	24.18
Balances at December 31, 2009	1,467,773	27.15
Options granted	190,826	29.05
Options exercised	(178,403)	22.54
Balances at December 31, 2010 (1) (2)	1,480,196	27.95
Options granted	146,581	33.93
Options exercised	(417,322)	26.79
Balances at December 31, 2011	1,209,455	$29.08
__________

(1)	The outstanding options at December 31, 2011 had a weighted average remaining life of 3.5 years.

(2)
The Company has 646,029 options exercisable at December 31, 2011 with weighted average exercise price of $31.01, weighted average remaining life of 2.4 years and intrinsic value of $1.1 million. Of these exercisable options, 252,277 had exercise prices higher than the market price of our Common Stock at December 31, 2011.

Cash received or receivable from options exercised was $11.9 million, $4.4 million and $7.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $3.0 million, $1.7 million and $2.0 million, respectively. The total intrinsic value of options outstanding at December 31, 2011, 2010 and 2009 was $3.3 million, $7.2 million and $10.3 million, respectively. The Company generally does not permit the net cash settlement of exercised stock options, but does permit net share settlement so long as the shares received are held for at least one year. The Company has a policy of issuing new shares to satisfy stock option exercises.

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

The following table sets forth time-based restricted stock activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted shares outstanding at December 31, 2008	329,795	$34.21
Awarded and issued (1)	128,384	19.33
Vested (2)	(132,779)	33.38
Forfeited	(9,326)	31.26
Restricted shares outstanding at December 31, 2009	316,074	28.60
Awarded and issued (1)	88,930	29.05
Vested (2)	(138,745)	31.81
Forfeited	(1,933)	25.86
Restricted shares outstanding at December 31, 2010	264,326	27.08
Awarded and issued (1)	76,966	33.70
Vested (2)	(116,631)	30.64
Restricted shares outstanding at December 31, 2011	224,661	$28.02
__________

(1)	The fair value at grant date of time-based restricted stock issued during the years ended December 31, 2011, 2010 and 2009 was $2.6 million, $2.6 million and $2.5 million, respectively.

(2)	The vesting date fair value of time-based restricted stock that vested during the years ended December 31, 2011, 2010 and 2009 was $3.9 million, $4.3 million and $2.9 million, respectively.

- Total Return-Based Restricted Stock

During 2011, 2010 and 2009, we issued shares of total return-based restricted stock to officers that will vest from zero to 250% based on (1) our absolute total returns for the three-year periods ended December 31, 2012, 2013 and 2014, respectively, relative to defined target returns and (2) whether the Company's total return exceeds the average total returns of a selected group of peer companies. The grant date fair value of such shares of total return-based restricted stock was determined to be $41.02, $29.05 and $15.01, respectively, of the market value of a share of Common Stock as of the grant date and is amortized over the respective three-year period. The fair values of the total return-based restricted stock granted were determined at the grant dates using the following assumptions:

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

13.	Employee Benefit Plans - Continued

	2011	2010	2009
Risk free interest rate (1)	1.0%	1.3%	1.3%
Common stock dividend yield (2)	5.4%	5.6%	7.6%
Expected volatility (3)	42.8%	42.5%	37.8%
__________

(1)	Represents the interest rate as of the grant date on US treasury bonds having the same life as the estimated life of the total return-based restricted stock grants.

(2)	The dividend yield is calculated utilizing the dividends paid for the previous one-year period and the per share price of Common Stock on the date of grant.

(3)	Based on the historical volatility of Common Stock over a period relevant to the related total return-based restricted stock grant.

The following table sets forth total return-based and other types of performance-based restricted stock activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted shares outstanding at December 31, 2008	151,342	$33.39
Awarded and issued (1)	127,594	15.01
Vested (2)	(68,929)	32.66
Forfeited	(7,232)	34.14
Restricted shares outstanding at December 31, 2009	202,775	22.05
Awarded and issued (1)	77,624	29.05
Vested (2)	(47,257)	38.50
Forfeited	(1,307)	22.99
Restricted shares outstanding at December 31, 2010	231,835	21.03
Awarded and issued (1)	57,386	41.02
Vested (2)	(66,417)	13.79
Forfeited/cancelled	(99,975)	13.79
Restricted shares outstanding at December 31, 2011	122,829	$34.86
__________

(1)
The fair value at grant date of total return-based restricted stock issued during the years ended December 31, 2011, 2010 and 2009 was $2.4 million, $2.3 million and $1.9 million, respectively. There were no performance-based restricted stock issued subsequent to 2008.

(2)
The vesting date fair value of total return-based and other types of performance-based restricted stock that vested during the years ended December 31, 2011, 2010 and 2009 was $2.0 million, $1.6 million and $2.6 million, respectively.

Retirement Plan

The Company has adopted a retirement plan applicable to all employees, including officers, who, at the time of retirement, have at least 30 years of continuous qualified service or are at least 55 years old and have at least 10 years of continuous qualified service. Subject to advance retirement notice and execution of a non-compete agreement with us, eligible retirees are entitled to receive a pro rata amount of the annual incentive payment earned during the year of retirement. Stock options and restricted stock granted by the Company to such eligible retiree during his or her employment would be non-forfeitable and vest according to the terms of their original grants. For employees who meet the age and service eligibility requirements, 100% of their annual grants are deemed fully vested at the grant date.

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

13.	Employee Benefit Plans - Continued

Deferred Compensation

The Company has a non-qualified deferred compensation plan pursuant to which each officer and director could elect to defer a portion of their base salary and/or annual non-equity incentive payment (or director fees) which are invested in unrelated mutual funds. These investments are recorded at fair value which aggregated $3.1 million and $3.5 million at December 31, 2011 and 2010, respectively, and are included in prepaid expenses and other assets, with an offsetting deferred compensation liability recorded in accounts payable, accrued expenses and other liabilities. Such deferred compensation is expensed in the period earned by the officers and directors. Deferred amounts ultimately payable to the officers and directors are based on the value of the related mutual fund investments. Accordingly, changes in the value of the marketable mutual fund investments are recorded in interest and other income and the corresponding offsetting changes in the deferred compensation liability are recorded in general and administration expense. As a result, there is no effect on our net income subsequent to the time the compensation is deferred and fully funded. Prior to 2006, as part of the non-qualified deferred compensation plan, officers and directors could elect to defer cash compensation for investment in units of phantom stock. At the end of each calendar quarter, any person who deferred compensation into phantom stock was credited with units of phantom stock at a 15% discount. Dividends on the phantom units were assumed to be issued in additional units of phantom stock at a 15% discount. By the terms of the plan, the cash value of all phantom stock outstanding under the plan was reinvested in unrelated mutual funds as of December 31, 2011.

The following table sets forth the Company's deferred compensation liability:

	Years Ended December 31,
	2011	2010	2009
Beginning deferred compensation liability	$4,091	$6,898	$6,522
Contributions to deferred compensation plans	545	229	—
Mark-to-market adjustment to deferred compensation (general and administrative expense)	(119)	246	1,497
Distributions from deferred compensation plans	(1,368)	(3,282)	(1,121)
Total deferred compensation liability	$3,149	$4,091	$6,898

401(k) Savings Plan

We have a 401(k) savings plan covering substantially all employees who meet certain age and employment criteria. We contribute amounts for each participant at a rate of 75% of the employee’s contribution (up to 6% of each employee’s bi-weekly salary and cash incentives subject to statutory limits). During the years ended December 31, 2011, 2010 and 2009, we contributed $1.1 million, $1.0 million and $1.0 million, respectively, to the 401(k) savings plan. The assets of this qualified plan are not included in our Consolidated Financial Statements since the assets are not owned by us. Administrative expenses of the plan are paid by us.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan pursuant to which employees generally may contribute up to 25% of their base and annual non-equity incentive compensation for the purchase of Common Stock. At the end of each three-month offering period, the contributions in each participant's account balance, which includes accrued dividends, is applied to acquire shares of Common Stock at a cost that was calculated during 2011 at 85% of the average closing price on the New York Stock Exchange on the five days preceding the last day of the quarter and during 2010 and 2009 at 85% of the lower of the average closing price on the New York Stock Exchange on the five consecutive days preceding the first day of the quarter or the five days preceding the last day of the quarter. In the years ended December 31, 2011, 2010 and 2009, the Company issued 30,826, 27,378 and 37,287 shares, respectively, of Common Stock under the Employee Stock Purchase Plan. The discount on newly issued shares is expensed by us as additional compensation and aggregated $0.2 million, $0.1 million and $0.3 million in the years ended December 31, 2011, 2010 and 2009, respectively.

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

14.	Comprehensive Income and Accumulated Other Comprehensive Loss

Comprehensive income represents net income plus the changes in certain amounts deferred in accumulated other comprehensive loss related to hedging activities and changes in fair market value of an available for-sale security. The following table sets forth the components of comprehensive income:

	Year Ended December 31,
	2011	2010	2009
Net income	$48,032	$72,276	$61,640
Other comprehensive income:
Unrealized gain/(loss) on tax increment financing bond	234	(177)	293
Unrealized gains/(losses) on cash flow hedges	(2,202)	—	937
Amortization of settled cash flow hedges	(118)	237	(249)
Sale of cash flow hedge related to disposition of investment in unconsolidated affiliate	—	103	—
Total other comprehensive income/(loss)	(2,086)	163	981
Total comprehensive income	$45,946	$72,439	$62,621

Accumulated other comprehensive loss represents certain amounts deferred related to hedging activities and an available for-sale security. The following table sets forth the components of accumulated other comprehensive loss:

	December 31,
	2011	2010
Tax increment financing bond	$(2,308)	$(2,543)
Settled and outstanding cash flow hedges	(3,426)	(1,105)
	$(5,734)	$(3,648)

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

15.	Rental and Other Revenues; Rental Property and Other Expenses

Our real estate assets are leased to customers under operating leases. The minimum rental amounts under the leases are generally subject to scheduled fixed increases. Generally, the leases also require that the customers reimburse us for increases in certain costs above the base-year costs. The following table sets forth rental and other revenues from continuing operations:

	Year Ended December 31,
	2011	2010	2009
Contractual rents, net	$420,285	$398,224	$392,360
Straight-line rental income, net	12,828	11,349	3,644
Amortization of lease incentives	(1,371)	(1,239)	(1,100)
Property operating expense recoveries, net	36,105	41,736	44,462
Lease termination fees	2,443	2,992	1,813
Fee income	5,571	5,466	5,155
Other miscellaneous operating revenues	6,991	2,598	1,684
	$482,852	$461,126	$448,018

The following table sets forth scheduled future minimum base rents to be received from customers for leases in effect at December 31, 2011 for the Wholly Owned Properties:

2012	$448,420
2013	409,453
2014	352,743
2015	297,859
2016	247,283
Thereafter	809,042
$2,564,800

The following table sets forth rental property and other expenses from continuing operations:

	Year Ended December 31,
	2011	2010	2009
Utilities, insurance and real estate taxes	$97,129	$90,478	$90,648
Maintenance, cleaning and general building	61,700	56,877	55,840
Property management and administrative expenses	11,624	11,203	11,702
Other miscellaneous operating expenses	5,669	4,720	3,309
	$176,122	$163,278	$161,499

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

16.	Discontinued Operations

The following table sets forth our operations which required classification as discontinued operations:

	Year Ended December 31,
	2011	2010	2009
Rental and other revenues	$1,593	$3,627	$11,292
Operating expenses:
Rental property and other expenses	570	1,406	4,263
Depreciation and amortization	127	744	2,231
Impairment of assets held for use	—	—	10,964
Total operating expenses	697	2,150	17,458
Interest expense	—	—	67
Other income	1	2	3
Income/(loss) from discontinued operations	897	1,479	(6,230)
Net gains/(losses) on disposition of discontinued operations	2,573	(86)	21,466
Total discontinued operations	$3,470	$1,393	$15,236
Carrying value of assets held for sale and assets sold that qualified for discontinued operations during the year	$15,261	$42,133	$97,457

The following table sets forth the major classes of assets and liabilities of the properties held for sale:

	December 31,
	2011	2010
Assets:
Land	$—	$2,788
Buildings and tenant improvements	—	12,707
Land held for development	—	4,536
Accumulated depreciation	—	(5,012)
Net real estate assets	—	15,019
Accrued straight line rents receivable	—	57
Deferred leasing costs, net	—	257
Prepaid expenses and other assets	—	43
Real estate and other assets, net, held for sale	$—	$15,376
Tenant security deposits, deferred rents and accrued costs (1)	$—	$11
__________

(1)	Included in accounts payable, accrued expenses and other liabilities.

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

17.	Earnings Per Unit

The following table sets forth the computation of basic and diluted earnings per unit:

	Year Ended December 31,
	2011	2010	2009
Earnings per common unit - basic:
Numerator:
Income from continuing operations	$44,562	$70,883	$46,404
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(755)	(485)	(11)
Distributions on Preferred Units	(4,553)	(6,708)	(6,708)
Excess of preferred unit redemption/repurchase cost over carrying value	(1,895)	—	—
Income from continuing operations available for common unitholders	37,359	63,690	39,685
Income from discontinued operations available for common unitholders	3,470	1,393	15,236
Net income available for common unitholders	$40,829	$65,083	$54,921
Denominator:
Denominator for basic earnings per Common Unit – weighted average units (1) (2)	75,644	74,971	71,591
Earnings per common unit - basic:
Income from continuing operations available for common unitholders	$0.49	$0.85	$0.56
Income from discontinued operations available for common unitholders	0.05	0.02	0.21
Net income available for common unitholders	$0.54	$0.87	$0.77
Earnings per common unit - diluted:
Numerator:
Income from continuing operations	$44,562	$70,883	$46,404
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(755)	(485)	(11)
Distributions on Preferred Units	(4,553)	(6,708)	(6,708)
Excess of preferred unit redemption/repurchase cost over carrying value	(1,895)	—	—
Income from continuing operations available for common unitholders	37,359	63,690	39,685
Income from discontinued operations available for common unitholders	3,470	1,393	15,236
Net income available for common unitholders	$40,829	$65,083	$54,921
Denominator:
Denominator for basic earnings per Common Unit –weighted average units (1) (2)	75,644	74,971	71,591
Add:
Stock options using the treasury method	136	198	79
Denominator for diluted earnings per Common Unit – adjusted weighted average units and assumed conversions (1)	75,780	75,169	71,670
Earnings per common unit - diluted:
Income from continuing operations available for common unitholders	$0.49	$0.85	$0.56
Income from discontinued operations available for common unitholders	0.05	0.02	0.21
Net income available for common unitholders	$0.54	$0.87	$0.77
__________

(1)
There were 0.4 million, 0.7 million and 1.0 million options outstanding during the years ended December 31, 2011, 2010 and 2009, respectively, that were not included in the computation of diluted earnings per unit because the impact of including such options would be anti-dilutive.

(2)	Includes all unvested restricted stock since dividends on such restricted stock are non-forfeitable.

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

18.	Income Taxes

Our Consolidated Financial Statements include the operations of the Company’s taxable REIT subsidiary, which is not entitled to the dividends paid deduction and is subject to federal, state and local income taxes. The taxable REIT subsidiary has operated at a cumulative taxable loss through December 31, 2011 of approximately $5.3 million and has paid no income taxes since its formation. In addition to the $2.0 million deferred tax asset for these cumulative tax loss carryforwards, the taxable REIT subsidiary also had net deferred tax liabilities of approximately $1.6 million comprised primarily of tax versus book basis differences in certain investments and depreciable assets held by the taxable REIT subsidiary. Because the future tax benefit of the cumulative losses is not assured, the approximate $0.4 million net deferred tax asset position of the taxable REIT subsidiary has been fully reserved as management does not believe that it is more likely than not that the net deferred tax asset will be realized. The tax benefit of the cumulative losses could be recognized for financial reporting purposes in future periods to the extent the taxable REIT subsidiary generates sufficient taxable income. Other than income taxes related to its taxable REIT subsidiary, the Operating Partnership recorded state income tax expense in rental property and other expenses of $0.1 million, $0.1 million and $0.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The minimum dividend per share of Common Stock required for the Company to maintain its REIT status was $1.01, $0.32 and $0.89 per share in 2011, 2010 and 2009, respectively. Continued qualification as a REIT depends on the Company's ability to satisfy the dividend distribution tests, stock ownership requirements and various other qualification tests prescribed in the Code. The tax basis of our assets (net of accumulated tax depreciation and amortization) and liabilities was approximately $2.7 billion and $2.0 billion, respectively, at December 31, 2011 and $2.4 billion and $1.6 billion, respectively, at December 31, 2010.

The Company is subject to federal, state and local income tax examinations by tax authorities for 2008 through 2011.

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

Our accounting policies of the segments are the same as those used in our Consolidated Financial Statements. All operations are within the United States and, at December 31, 2011, no single customer of the Wholly Owned Properties generated more than 10.0% of our consolidated revenues on an annualized basis.

The following table summarizes the rental and other revenues and net operating income, the primary industry property-level performance metric which is defined as rental and other revenues less rental property and other expenses, for each reportable segment:

	Year Ended December 31,
	2011	2010	2009
Rental and Other Revenues: (1)
Office:
Atlanta, GA	$52,999	$48,051	$48,704
Greenville, SC	14,079	13,616	14,010
Kansas City, MO	14,391	14,822	14,839
Memphis, TN	40,324	34,982	30,642
Nashville, TN	60,857	59,151	60,551
Orlando, FL	10,235	11,615	11,809
Piedmont Triad, NC	20,650	21,155	21,255
Pittsburgh, PA	10,971	—	—
Raleigh, NC	78,513	75,604	72,521
Richmond, VA	47,536	47,191	46,617
Tampa, FL	69,865	72,522	67,294
Total Office Segment	420,420	398,709	388,242
Industrial:
Atlanta, GA	15,911	15,159	15,611
Piedmont Triad, NC	11,829	12,376	12,778
Total Industrial Segment	27,740	27,535	28,389
Retail:
Kansas City, MO	34,277	33,527	29,997
Piedmont Triad, NC	—	—	185
Raleigh, NC	146	135	120
Total Retail Segment	34,423	33,662	30,302
Residential:
Kansas City, MO	269	1,220	1,085
Total Residential Segment	269	1,220	1,085
Total Rental and Other Revenues	$482,852	$461,126	$448,018

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

19.	Segment Information - Continued

	Year Ended December 31,
	2011	2010	2009
Net Operating Income: (1)
Office:
Atlanta, GA	$33,746	$30,404	$30,810
Greenville, SC	8,336	8,156	8,722
Kansas City, MO	8,404	8,893	9,088
Memphis, TN	23,077	20,853	17,730
Nashville, TN	40,348	39,336	39,138
Orlando, FL	5,188	6,267	6,279
Piedmont Triad, NC	13,046	13,898	14,001
Pittsburgh, PA	5,456	—	—
Raleigh, NC	54,594	52,320	48,868
Richmond, VA	31,292	32,089	32,081
Tampa, FL	43,372	45,537	40,157
Total Office Segment	266,859	257,753	246,874
Industrial:
Atlanta, GA	11,200	10,684	11,627
Piedmont Triad, NC	8,656	9,053	9,758
Total Industrial Segment	19,856	19,737	21,385
Retail:
Atlanta, GA (2)	(22)	(21)	(22)
Kansas City, MO	20,164	19,961	18,207
Piedmont Triad, NC	—	—	12
Raleigh, NC	49	37	9
Total Retail Segment	20,191	19,977	18,206
Residential:
Kansas City, MO	19	743	582
Raleigh, NC (2)	(195)	(362)	(528)
Total Residential Segment	(176)	381	54
Total Net Operating Income	306,730	297,848	286,519
Reconciliation to income from continuing operations before disposition of property, condominiums and investment in unconsolidated affiliates and equity in earnings of unconsolidated affiliates:
Depreciation and amortization	(143,019)	(135,414)	(129,652)
Impairment of assets held for use	(2,429)	—	(2,554)
General and administrative expense	(35,753)	(33,308)	(37,208)
Interest expense	(95,999)	(93,372)	(86,805)
Other income	7,363	5,655	9,549
Income from continuing operations before disposition of property, condominiums and investment in unconsolidated affiliates and equity in earnings of unconsolidated affiliates	$36,893	$41,409	$39,849
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

	December 31,
	2011	2010	2009
Total Assets:
Office:
Atlanta, GA	$359,225	$268,772	$275,464
Baltimore, MD	1,789	1,787	1,787
Greenville, SC	69,669	73,931	78,567
Kansas City, MO	86,028	84,197	85,681
Memphis, TN	265,259	270,091	220,722
Nashville, TN	325,272	326,855	338,124
Orlando, FL	46,547	47,042	48,821
Piedmont Triad, NC	115,096	126,680	141,971
Pittsburgh, PA	227,965	—	—
Raleigh, NC	465,813	457,945	464,729
Richmond, VA	254,364	249,036	249,881
Tampa, FL	394,569	395,931	393,812
Total Office Segment	2,611,596	2,302,267	2,299,559
Industrial:
Atlanta, GA	133,640	135,858	136,570
Piedmont Triad, NC	78,081	79,321	92,300
Total Industrial Segment	211,721	215,179	228,870
Retail:
Atlanta, GA	504	306	1,044
Kansas City, MO	170,717	172,116	175,757
Piedmont Triad, NC	—	—	1,082
Raleigh, NC	6,667	5,170	6,048
Total Retail Segment	177,888	177,592	183,931
Residential:
Kansas City, MO	5,707	5,925	6,129
Orlando, FL	2,098	2,098	2,147
Raleigh, NC	4,768	9,574	16,291
Total Residential Segment	12,573	17,597	24,567
Corporate	166,106	158,036	148,811
Total Assets	$3,179,884	$2,870,671	$2,885,738

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

20.	Quarterly Financial Data (Unaudited)

The following tables set forth quarterly financial information and have been adjusted to reflect discontinued operations:

	Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Rental and other revenues (1)	$114,979	$117,057	$122,086	$128,730	$482,852

Income from continuing operations (1)	12,114	14,147	5,402	12,899	44,562
Income from discontinued operations (1)	337	291	2,842	—	3,470
Net income	12,451	14,438	8,244	12,899	48,032
Net (income) attributable to noncontrolling interests in consolidated affiliates	(123)	(182)	(249)	(201)	(755)
Distributions on preferred units	(1,677)	(1,622)	(627)	(627)	(4,553)
Excess of preferred unit redemption/repurchase over carrying value	—	(1,895)	—	—	(1,895)
Net income available for common unitholders	$10,651	$10,739	$7,368	$12,071	$40,829
Earnings per unit-basic:
Income from continuing operations available for common unitholders	$0.14	$0.14	$0.06	$0.16	$0.49
Income from discontinued operations available for common unitholders	—	—	0.04	—	0.05
Net income available for common unitholders	$0.14	$0.14	$0.10	$0.16	$0.54
Earnings per unit-diluted:
Income from continuing operations available for common unitholders	$0.14	$0.14	$0.06	$0.16	$0.49
Income from discontinued operations available for common unitholders	—	—	0.04	—	0.05
Net income available for common unitholders	$0.14	$0.14	$0.10	$0.16	$0.54

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

20.	Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Rental and other revenues (1)	$114,503	$113,765	$115,528	$117,330	$461,126

Income from continuing operations (1)	11,451	39,794	8,516	11,122	70,883
Income from discontinued operations (1)	637	238	272	246	1,393
Net income	12,088	40,032	8,788	11,368	72,276
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates	(214)	(215)	148	(204)	(485)
Distributions on preferred units	(1,677)	(1,677)	(1,677)	(1,677)	(6,708)
Net income available for common unitholders	$10,197	$38,140	$7,259	$9,487	$65,083
Earnings per unit-basic:
Income from continuing operations available for common unitholders	$0.13	$0.51	$0.10	$0.13	$0.85
Income from discontinued operations available for common unitholders	0.01	—	—	—	0.02
Net income available for common unitholders	$0.14	$0.51	$0.10	$0.13	$0.87
Earnings per unit-diluted:
Income from continuing operations available for common unitholders	$0.13	$0.51	$0.10	$0.13	$0.85
Income from discontinued operations available for common unitholders	0.01	—	—	—	0.02
Net income available for common unitholders	$0.14	$0.51	$0.10	$0.13	$0.87
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
(tabular dollar amounts in thousands, except per unit data)

20.	Quarterly Financial Data (Unaudited) – Continued

(1)
The amounts presented may not equal to the amounts previously reported in the most recent Form 10-Qs or prior 10-K for each period as a result of discontinued operations. Below is the reconciliation to the amounts previously reported:

	Quarter Ended
	March 31,	June 30,	September 30,
	2011	2011	2011
Rental and other revenues, as reported	$115,592	$117,057	$122,086
Discontinued operations	(613)	—	—
Rental and other revenues, as adjusted	$114,979	$117,057	$122,086
Income from continuing operations, as reported	$12,451	$14,147	$5,402
Discontinued operations	(337)	—	—
Income from continuing operations, as adjusted	$12,114	$14,147	$5,402
Income from discontinued operations, as reported	$—	$291	$2,842
Additional discontinued operations from properties sold subsequent to the respective reporting period	337	—	—
Income from discontinued operations, as adjusted	$337	$291	$2,842

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2010	2010	2010	2010
Rental and other revenues, as reported	$115,054	$113,765	$115,528	$117,865
Discontinued operations	(551)	—	—	(535)
Rental and other revenues, as adjusted	$114,503	$113,765	$115,528	$117,330
Income from continuing operations, as reported	$11,700	$39,794	$8,516	$11,368
Discontinued operations	(249)	—	—	(246)
Income from continuing operations, as adjusted	$11,451	$39,794	$8,516	$11,122
Income from discontinued operations, as reported	$388	$238	$272	$—
Additional discontinued operations from properties sold subsequent to the respective reporting period	249	—	—	246
Income from discontinued operations, as adjusted	$637	$238	$272	$246

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

21.	Subsequent Events

On January 2012, we obtained a $225.0 million, seven-year unsecured bank term loan bearing interest of LIBOR plus 190 basis points. The proceeds were used to pay off amounts then outstanding under our revolving credit facility.

HIGHWOODS PROPERTIES, INC.

HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE II

(in thousands)

The following table sets forth the activity of allowance for doubtful accounts:

	Balance at December 31, 2010	Additions	Deductions	Balance at December 31, 2011
Allowance for Doubtful Accounts - Straight Line Rent	$2,209	$710	$(1,625)	$1,294
Allowance for Doubtful Accounts - Accounts Receivable	3,595	1,616	(1,663)	3,548
Allowance for Doubtful Accounts - Notes Receivable	868	196	(1,003)	61
Totals	$6,672	$2,522	$(4,291)	$4,903

	Balance at December 31, 2009	Additions	Deductions	Balance at December 31, 2010
Allowance for Doubtful Accounts - Straight Line Rent	$2,443	$635	$(869)	$2,209
Allowance for Doubtful Accounts - Accounts Receivable	2,810	2,961	(2,176)	3,595
Allowance for Doubtful Accounts - Notes Receivable	698	413	(243)	868
Totals	$5,951	$4,009	$(3,288)	$6,672

	Balance at December 31, 2008	Additions	Deductions	Balance at December 31, 2009
Allowance for Doubtful Accounts - Straight Line Rent	$2,082	$2,484	$(2,123)	$2,443
Allowance for Doubtful Accounts - Accounts Receivable	1,281	2,900	(1,371)	2,810
Allowance for Doubtful Accounts - Notes Receivable	459	255	(16)	698
Totals	$3,822	$5,639	$(3,510)	$5,951

HIGHWOODS PROPERTIES, INC.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTE TO SCHEDULE III

(in thousands)

The following table sets forth the activity of real estate assets and accumulated depreciation:

	December 31,
	2011	2010	2009
Real estate assets:
Beginning balance	$3,338,036	$3,341,257	$3,272,904
Additions:
Acquisitions, development and improvements	329,674	104,199	167,624
Cost of real estate sold and retired	(48,565)	(107,420)	(99,271)
Ending balance (a)	$3,619,145	$3,338,036	$3,341,257
Accumulated depreciation:
Beginning balance	$830,153	$782,557	$714,224
Depreciation expense	120,812	117,639	115,603
Real estate sold and retired	(49,665)	(70,043)	(47,270)
Ending balance (b)	$901,300	$830,153	$782,557

(a)	Reconciliation of total real estate assets to balance sheet caption:

	2011	2010	2009
Total per Schedule III	$3,619,145	$3,348,888	$3,347,197
Development in progress exclusive of land included in Schedule III	—	4,524	—
Real estate assets, net, held for sale	—	(15,376)	(5,940)
Total real estate assets	$3,619,145	$3,338,036	$3,341,257

(b)	Reconciliation of total accumulated depreciation to balance sheet caption:

	2011	2010	2009
Total per Schedule III	$901,300	$835,165	$784,041
Real estate assets, net, held for sale	—	(5,012)	(1,484)
Total accumulated depreciation	$901,300	$830,153	$782,557

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

(in thousands)

December 31, 2011

				Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Segment Type	City	2011 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
Atlanta, GA
1700 Century Circle	Office	Atlanta		$—	$2,482	$2	$(8)	$2	$2,474	$2,476	$510	1983	5-40 yrs.
1800 Century Boulevard	Office	Atlanta		1,444	29,081	—	12,484	1,444	41,565	43,009	16,099	1975	5-40 yrs.
1825 Century Center	Office	Atlanta		864	—	303	15,280	1,167	15,280	16,447	4,625	2002	5-40 yrs.
1875 Century Boulevard	Office	Atlanta		—	8,924	—	2,114	—	11,038	11,038	4,595	1976	5-40 yrs.
1900 Century Boulevard	Office	Atlanta		—	4,744	—	775	—	5,519	5,519	2,225	1971	5-40 yrs.
2200 Century Parkway	Office	Atlanta		—	14,432	—	3,767	—	18,199	18,199	7,015	1971	5-40 yrs.
2400 Century Center	Office	Atlanta		—	—	406	12,642	406	12,642	13,048	4,273	1998	5-40 yrs.
2500 Century Center	Office	Atlanta		—	—	328	14,317	328	14,317	14,645	3,353	2005	5-40 yrs.
2500/2635 Parking Garage	Office	Atlanta		—	—	—	6,242	—	6,242	6,242	951	2005	5-40 yrs.
2600 Century Parkway	Office	Atlanta		—	10,679	—	4,114	—	14,793	14,793	5,706	1973	5-40 yrs.
2635 Century Parkway	Office	Atlanta		—	21,643	—	4,034	—	25,677	25,677	10,261	1980	5-40 yrs.
2800 Century Parkway	Office	Atlanta		—	20,449	—	2,991	—	23,440	23,440	8,595	1983	5-40 yrs.
50 Glenlake	Office	Atlanta	(1)	2,500	20,006	—	2,153	2,500	22,159	24,659	8,039	1997	5-40 yrs.
6348 Northeast Expressway	Industrial	Atlanta		275	1,655	—	199	275	1,854	2,129	734	1978	5-40 yrs.
6438 Northeast Expressway	Industrial	Atlanta		179	2,216	—	420	179	2,636	2,815	986	1981	5-40 yrs.
Bluegrass Lakes I	Industrial	Atlanta		816	—	336	2,909	1,152	2,909	4,061	1,052	1999	5-40 yrs.
Bluegrass Place I	Industrial	Atlanta		491	2,061	—	344	491	2,405	2,896	953	1995	5-40 yrs.
Bluegrass Place II	Industrial	Atlanta		412	2,583	—	103	412	2,686	3,098	954	1996	5-40 yrs.
Bluegrass Valley	Industrial	Atlanta		1,500	—	374	3,425	1,874	3,425	5,299	1,140	2000	5-40 yrs.
Bluegrass Valley Land	Industrial	Atlanta		19,711	—	(14,810)	—	4,901	—	4,901	—	N/A	N/A
Century Plaza I	Office	Atlanta		1,290	8,567	—	3,441	1,290	12,008	13,298	3,968	1981	5-40 yrs.
Century Plaza II	Office	Atlanta		1,380	7,733	—	1,941	1,380	9,674	11,054	2,886	1984	5-40 yrs.
Chastain Place I	Industrial	Atlanta		451	—	341	3,525	792	3,525	4,317	1,026	1997	5-40 yrs.
Chastain Place II	Industrial	Atlanta		599	—	194	1,505	793	1,505	2,298	454	1998	5-40 yrs.
Chastain Place III	Industrial	Atlanta		539	—	173	1,359	712	1,359	2,071	462	1999	5-40 yrs.

HIGHWOODS PROPERTIES, INC. HIGHWOODS REALTY LIMITED PARTNERSHIP SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

				Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Segment Type	City	2011 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
Corporate Lakes	Industrial	Atlanta		1,265	7,243	—	2,067	1,265	9,310	10,575	3,112	1988	5-40 yrs.
DHS.ICE	Office	Atlanta		3,100	—	2,576	15,874	5,676	15,874	21,550	2,273	2007	5-40 yrs.
FAA at Tradeport	Office	Atlanta	(2)	1,196	—	1,416	15,143	2,612	15,143	17,755	1,637	2009	5-40 yrs.
Gwinnett Distribution Center	Industrial	Atlanta		1,119	5,960	—	2,864	1,119	8,824	9,943	2,909	1991	5-40 yrs.
Henry County Land	Industrial	Atlanta		3,010	—	13	—	3,023	—	3,023	—	N/A	N/A
Highwoods Center I at Tradeport	Office	Atlanta	(1)	307	—	139	2,218	446	2,218	2,664	730	1999	5-40 yrs.
Highwoods Center II at Tradeport	Office	Atlanta	(1)	641	—	181	8,968	822	8,968	9,790	73	1999	5-40 yrs.
Highwoods Center III at Tradeport	Office	Atlanta	(1)	409	—	130	2,183	539	2,183	2,722	549	2001	5-40 yrs.
Highwoods Riverpoint IV	Industrial	Atlanta		1,037	—	858	8,799	1,895	8,799	10,694	903	2009	5-40 yrs.
National Archives and Records Administration	Industrial	Atlanta		1,484	—	—	17,833	1,484	17,833	19,317	3,543	2004	5-40 yrs.
Newpoint Place I	Industrial	Atlanta		819	—	356	3,237	1,175	3,237	4,412	963	1998	5-40 yrs.
Newpoint Place II	Industrial	Atlanta		1,499	—	394	3,092	1,893	3,092	4,985	1,008	1999	5-40 yrs.
Newpoint Place III	Industrial	Atlanta		668	—	253	1,870	921	1,870	2,791	608	1998	5-40 yrs.
Newpoint Place IV	Industrial	Atlanta		989	—	406	4,365	1,395	4,365	5,760	1,129	2001	5-40 yrs.
Newpoint Place V	Industrial	Atlanta		2,150	—	816	9,101	2,966	9,101	12,067	1,898	2007	5-40 yrs.
Norcross I & II	Industrial	Atlanta		323	2,000	—	698	323	2,698	3,021	1,076	1970	5-40 yrs.
Nortel	Office	Atlanta		3,342	32,111	—	379	3,342	32,490	35,832	11,293	1998	5-40 yrs.
River Point Land	Industrial	Atlanta		7,250	—	4,524	2,668	11,774	2,668	14,442	142	N/A	N/A
Riverwood 100	Office	Atlanta	(3)	5,785	64,913	—	1,426	5,785	66,339	72,124	896	1989	5-40 yrs.
South Park Residential Land	Multi- Family	Atlanta		50	—	7	—	57	—	57	—	N/A	N/A
South Park Site Land	Industrial	Atlanta		1,204	—	754	—	1,958	—	1,958	—	N/A	N/A
Southside Distribution Center	Industrial	Atlanta		804	4,553	—	2,152	804	6,705	7,509	2,400	1988	5-40 yrs.
Tradeport I	Industrial	Atlanta		557	—	261	2,498	818	2,498	3,316	963	1999	5-40 yrs.
Tradeport II	Industrial	Atlanta		557	—	261	2,003	818	2,003	2,821	691	1999	5-40 yrs.
Tradeport III	Industrial	Atlanta		673	—	370	2,663	1,043	2,663	3,706	777	1999	5-40 yrs.
Tradeport IV	Industrial	Atlanta		667	—	365	3,679	1,032	3,679	4,711	913	2001	5-40 yrs.
Tradeport Land	Industrial	Atlanta		5,243	—	(387)	—	4,856	—	4,856	—	N/A	N/A
Tradeport V	Industrial	Atlanta		463	—	180	2,116	643	2,116	2,759	431	2002	5-40 yrs.
Two Point Royal	Office	Atlanta	(1)	1,793	14,964	—	2,536	1,793	17,500	19,293	6,087	1997	5-40 yrs.

HIGHWOODS PROPERTIES, INC. HIGHWOODS REALTY LIMITED PARTNERSHIP SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

				Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Segment Type	City	2011 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
Baltimore, MD
Sportsman Club Land	Office	Baltimore		24,931	—	(23,147)	—	1,784	—	1,784	—	N/A	N/A
Greenville, SC
Brookfield Plaza	Office	Greenville		1,500	8,514	—	2,870	1,500	11,384	12,884	4,561	1987	5-40 yrs.
Brookfield-Jacobs-Sirrine	Office	Greenville		3,050	17,280	(23)	4,580	3,027	21,860	24,887	8,997	1990	5-40 yrs.
MetLife @ Brookfield	Office	Greenville		1,039	—	352	7,863	1,391	7,863	9,254	1,902	2001	5-40 yrs.
Patewood I	Office	Greenville		942	5,117	—	1,164	942	6,281	7,223	2,793	1985	5-40 yrs.
Patewood II	Office	Greenville		942	5,176	—	989	942	6,165	7,107	2,623	1987	5-40 yrs.
Patewood III	Office	Greenville		842	4,776	—	472	842	5,248	6,090	1,995	1989	5-40 yrs.
Patewood IV	Office	Greenville		1,219	6,918	—	2,215	1,219	9,133	10,352	4,477	1989	5-40 yrs.
Patewood V	Office	Greenville		1,690	9,589	—	2,133	1,690	11,722	13,412	5,173	1990	5-40 yrs.
Patewood VI	Office	Greenville		2,360	—	321	7,760	2,681	7,760	10,441	2,749	1999	5-40 yrs.
Kansas City, MO
Country Club Plaza	Mixed- Use	Kansas City		14,286	146,879	(198)	121,202	14,088	268,081	282,169	90,289	1920-2002	5-40 yrs.
Land - Hotel Land - Valencia	Office	Kansas City		978	—	111	—	1,089	—	1,089	—	N/A	N/A
Neptune Apartments	Multi- Family	Kansas City		1,098	6,282	—	665	1,098	6,947	8,045	2,339	1988	5-40 yrs.
One Ward Parkway	Office	Kansas City		681	3,937	—	1,643	681	5,580	6,261	1,942	1980	5-40 yrs.
Park Plaza	Office	Kansas City	(3)	1,384	6,410	—	1,355	1,384	7,765	9,149	2,510	1983	5-40 yrs.
Two Brush Creek	Office	Kansas City		984	4,402	—	1,263	984	5,665	6,649	1,879	1983	5-40 yrs.
Valencia Place Office	Office	Kansas City	(3)	1,576	—	970	33,822	2,546	33,822	36,368	12,002	1999	5-40 yrs.
Memphis, TN						—
3400 Players Club Parkway	Office	Memphis		1,005	—	207	5,353	1,212	5,353	6,565	2,063	1997	5-40 yrs.
6000 Poplar Ave	Office	Memphis		2,340	11,385	(849)	4,488	1,491	15,873	17,364	4,608	1985	5-40 yrs.
6060 Poplar Ave	Office	Memphis		1,980	8,677	(404)	3,206	1,576	11,883	13,459	3,400	1987	5-40 yrs.
Atrium I & II	Office	Memphis		1,570	6,253	—	2,257	1,570	8,510	10,080	3,242	1984	5-40 yrs.
Centrum	Office	Memphis		1,013	5,580	—	2,454	1,013	8,034	9,047	2,772	1979	5-40 yrs.

HIGHWOODS PROPERTIES, INC. HIGHWOODS REALTY LIMITED PARTNERSHIP SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

				Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Segment Type	City	2011 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
Comcast Corporation	Office	Memphis		946	—	—	8,621	946	8,621	9,567	1,395	2008	5-40 yrs.
International Place II	Office	Memphis	(4)	4,884	27,782	—	4,220	4,884	32,002	36,886	12,653	1988	5-40 yrs.
Penn Marc	Office	Memphis	7,376	3,607	10,240	—	1,457	3,607	11,697	15,304	1,451	2008	5-40 yrs.
Shadow Creek I	Office	Memphis		924	—	466	6,797	1,390	6,797	8,187	2,086	2000	5-40 yrs.
Shadow Creek II	Office	Memphis		734	—	467	7,094	1,201	7,094	8,295	1,801	2001	5-40 yrs.
Southwind Office Center A	Office	Memphis		1,004	5,694	282	1,347	1,286	7,041	8,327	2,663	1991	5-40 yrs.
Southwind Office Center B	Office	Memphis		1,366	7,754	—	901	1,366	8,655	10,021	3,312	1990	5-40 yrs.
Southwind Office Center C	Office	Memphis		1,070	—	221	5,088	1,291	5,088	6,379	1,643	1998	5-40 yrs.
Southwind Office Center D	Office	Memphis		744	—	193	4,914	937	4,914	5,851	1,491	1999	5-40 yrs.
The Colonnade	Office	Memphis		1,300	6,481	267	254	1,567	6,735	8,302	2,343	1998	5-40 yrs.
ThyssenKrupp	Office	Memphis		1,040	—	25	8,342	1,065	8,342	9,407	1,832	2007	5-40 yrs.
FBI Jackson	Office	Memphis	(2)	871	—	296	36,372	1,167	36,372	37,539	2,522	2007	5-40 yrs.
Crescent Center	Office	Memphis	40,015	7,875	32,756	—	2,424	7,875	35,180	43,055	1,813	1986	5-40 yrs.
Triad Center	Office	Memphis		1,253	—	—	33,671	1,253	33,671	34,924	1,715	2009	5-40 yrs.
Nashville, TN
3322 West End	Office	Nashville		3,025	27,490	—	3,527	3,025	31,017	34,042	9,876	1986	5-40 yrs.
3401 West End	Office	Nashville		5,862	22,917	—	5,247	5,862	28,164	34,026	11,653	1982	5-40 yrs.
5310 Maryland Way	Office	Nashville		1,863	7,201	—	225	1,863	7,426	9,289	2,916	1994	5-40 yrs.
BNA Corporate Center	Office	Nashville		—	18,506	—	8,287	—	26,793	26,793	10,526	1985	5-40 yrs.
Century City Plaza I	Office	Nashville		903	6,919	—	(2,407)	903	4,512	5,415	1,864	1987	5-40 yrs.
Cool Springs 1 & 2 Deck	Office	Nashville	(5)	—	—	—	3,958	—	3,958	3,958	413	2007	5-40 yrs.
Cool Springs 3 &4 Deck	Office	Nashville	(3)	—	—	—	4,418	—	4,418	4,418	525	2007	5-40 yrs.
Cool Springs I	Office	Nashville	(5)	1,583	—	15	12,429	1,598	12,429	14,027	4,019	1999	5-40 yrs.
Cool Springs II	Office	Nashville	(5)	1,824	—	346	18,677	2,170	18,677	20,847	5,377	1999	5-40 yrs.
Cool Springs III	Office	Nashville	(5)	1,631	—	804	17,857	2,435	17,857	20,292	4,252	2006	5-40 yrs.
Cool Springs IV	Office	Nashville	(3)	1,715	—	—	21,299	1,715	21,299	23,014	2,432	2008	5-40 yrs.
Cool Springs V	Office	Nashville		3,688	—	295	52,486	3,983	52,486	56,469	6,848	2007	5-40 yrs.
Harpeth on the Green II	Office	Nashville	(1)	1,419	5,677	—	1,293	1,419	6,970	8,389	2,758	1984	5-40 yrs.
Harpeth on the Green III	Office	Nashville	(1)	1,660	6,649	—	1,924	1,660	8,573	10,233	3,245	1987	5-40 yrs.
Harpeth on the Green IV	Office	Nashville	(1)	1,713	6,842	—	1,475	1,713	8,317	10,030	3,104	1989	5-40 yrs.
Harpeth on The Green V	Office	Nashville	(1)	662	—	197	4,261	859	4,261	5,120	1,505	1998	5-40 yrs.

HIGHWOODS PROPERTIES, INC. HIGHWOODS REALTY LIMITED PARTNERSHIP SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

				Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Segment Type	City	2011 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
Hickory Trace	Office	Nashville	(4)	1,164	—	164	5,009	1,328	5,009	6,337	1,381	2001	5-40 yrs.
Highwoods Plaza I	Office	Nashville	(1)	1,552	—	307	8,355	1,859	8,355	10,214	3,452	1996	5-40 yrs.
Highwoods Plaza II	Office	Nashville	(1)	1,448	—	307	5,825	1,755	5,825	7,580	2,072	1997	5-40 yrs.
Lakeview Ridge II	Office	Nashville	(1)	605	—	187	4,254	792	4,254	5,046	1,475	1998	5-40 yrs.
Lakeview Ridge III	Office	Nashville	(1)	1,073	—	400	8,537	1,473	8,537	10,010	2,587	1999	5-40 yrs.
Seven Springs - Land I	Office	Nashville		3,122	—	1,399	—	4,521	—	4,521	—	N/A	N/A
Seven Springs - Land II	Office	Nashville		3,715	—	(1,025)	—	2,690	—	2,690	—	N/A	N/A
Seven Springs I	Office	Nashville		2,076	—	592	12,898	2,668	12,898	15,566	4,288	2002	5-40 yrs.
SouthPointe	Office	Nashville		1,655	—	310	6,717	1,965	6,717	8,682	2,209	1998	5-40 yrs.
Southwind Land	Office	Nashville		3,662	—	(1,477)	—	2,185	—	2,185	—	N/A	N/A
The Ramparts at Brentwood	Office	Nashville		2,394	12,806	—	2,145	2,394	14,951	17,345	4,434	1986	5-40 yrs.
Westwood South	Office	Nashville	(1)	2,106	—	382	8,950	2,488	8,950	11,438	2,640	1999	5-40 yrs.
Winners Circle	Office	Nashville	(1)	1,497	7,258	—	1,306	1,497	8,564	10,061	2,841	1987	5-40 yrs.
Orlando, FL
Berkshire at Metro Center	Office	Orlando		1,265	—	672	12,802	1,937	12,802	14,739	2,400	2007	5-40 yrs.
Capital Plaza III	Office	Orlando		2,994	—	18	—	3,012	—	3,012	—	N/A	N/A
Eola Park Land	Office	Orlando		2,027	—	—	—	2,027	—	2,027	—	N/A	N/A
In Charge Institute	Office	Orlando		501	—	14	3,339	515	3,339	3,854	576	2000	5-40 yrs.
MetroWest 1 Land	Office	Orlando		1,100	—	51	—	1,151	—	1,151	—	N/A	N/A
Metrowest Center	Office	Orlando		1,354	7,687	(164)	490	1,190	8,177	9,367	3,441	1988	5-40 yrs.
MetroWest Land	Office	Orlando		2,034	—	(148)	—	1,886	—	1,886	—	N/A	N/A
Windsor at Metro Center	Office	Orlando		—	—	2,060	8,055	2,060	8,055	10,115	1,747	2002	5-40 yrs.
Piedmont Triad, NC
101 Stratford	Office	Piedmont Triad		1,205	6,916	—	1,548	1,205	8,464	9,669	3,297	1986	5-40 yrs.
150 Stratford	Office	Piedmont Triad		2,788	11,511	(2,788)	(11,511)	—	—	—	—	1991	5-40 yrs.
160 Stratford - Land	Office	Piedmont Triad		967	—	(967)	—	—	—	—	—	N/A	N/A
6348 Burnt Poplar	Industrial	Piedmont Triad		724	2,900	—	415	724	3,315	4,039	1,542	1990	5-40 yrs.
6350 Burnt Poplar	Industrial	Piedmont Triad		341	1,374	—	249	341	1,623	1,964	657	1992	5-40 yrs.

HIGHWOODS PROPERTIES, INC. HIGHWOODS REALTY LIMITED PARTNERSHIP SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

				Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Segment Type	City	2011 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
7341 West Friendly Avenue	Industrial	Piedmont Triad		113	841	—	364	113	1,205	1,318	475	1988	5-40 yrs.
7343 West Friendly Avenue	Industrial	Piedmont Triad		72	555	—	298	72	853	925	298	1988	5-40 yrs.
7345 West Friendly Avenue	Industrial	Piedmont Triad		66	492	—	214	66	706	772	263	1988	5-40 yrs.
7347 West Friendly Avenue	Industrial	Piedmont Triad		97	719	—	256	97	975	1,072	365	1988	5-40 yrs.
7349 West Friendly Avenue	Industrial	Piedmont Triad		53	393	—	133	53	526	579	183	1988	5-40 yrs.
7351 West Friendly Avenue	Industrial	Piedmont Triad		106	788	—	158	106	946	1,052	370	1988	5-40 yrs.
7353 West Friendly Avenue	Industrial	Piedmont Triad		123	912	—	135	123	1,047	1,170	397	1988	5-40 yrs.
7355 West Friendly Avenue	Industrial	Piedmont Triad		72	538	—	128	72	666	738	249	1988	5-40 yrs.
Airpark East-Building 1	Office	Piedmont Triad		379	1,516	—	580	379	2,096	2,475	835	1990	5-40 yrs.
Airpark East-Building 2	Office	Piedmont Triad		462	1,849	—	409	462	2,258	2,720	878	1986	5-40 yrs.
Airpark East-Building 3	Office	Piedmont Triad		322	1,293	—	492	322	1,785	2,107	691	1986	5-40 yrs.
Airpark East-Building A	Office	Piedmont Triad		510	2,921	—	1,644	510	4,565	5,075	1,781	1986	5-40 yrs.
Airpark East-Building B	Office	Piedmont Triad		739	3,237	—	908	739	4,145	4,884	1,916	1988	5-40 yrs.
Airpark East-Building C	Office	Piedmont Triad	(4)	2,393	9,576	—	2,582	2,393	12,158	14,551	4,987	1990	5-40 yrs.
Airpark East-Building D	Office	Piedmont Triad	(4)	850	—	699	3,898	1,549	3,898	5,447	1,356	1997	5-40 yrs.
Airpark East-Copier Consultants	Industrial	Piedmont Triad		224	1,068	—	301	224	1,369	1,593	669	1990	5-40 yrs.
Airpark East-HewlettPackard	Office	Piedmont Triad		465	—	380	1,051	845	1,051	1,896	411	1996	5-40 yrs.
Airpark East-Highland	Industrial	Piedmont Triad		145	1,081	—	353	145	1,434	1,579	540	1990	5-40 yrs.
Airpark East-Inacom Building	Office	Piedmont Triad		265	—	270	977	535	977	1,512	329	1996	5-40 yrs.

HIGHWOODS PROPERTIES, INC. HIGHWOODS REALTY LIMITED PARTNERSHIP SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

				Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Segment Type	City	2011 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
Airpark East-Service Center 1	Industrial	Piedmont Triad		237	1,103	—	186	237	1,289	1,526	515	1985	5-40 yrs.
Airpark East-Service Center 2	Industrial	Piedmont Triad		192	946	—	340	192	1,286	1,478	566	1985	5-40 yrs.
Airpark East-Service Center 3	Industrial	Piedmont Triad		305	1,219	—	375	305	1,594	1,899	602	1985	5-40 yrs.
Airpark East-Service Center 4	Industrial	Piedmont Triad		225	928	—	85	225	1,013	1,238	426	1985	5-40 yrs.
Airpark East-Service Court	Industrial	Piedmont Triad		171	777	—	213	171	990	1,161	389	1990	5-40 yrs.
Airpark East-Simplex	Office	Piedmont Triad		271	—	239	999	510	999	1,509	420	1997	5-40 yrs.
Airpark East-Warehouse 1	Industrial	Piedmont Triad		356	1,613	—	196	356	1,809	2,165	777	1985	5-40 yrs.
Airpark East-Warehouse 2	Industrial	Piedmont Triad		374	1,523	—	393	374	1,916	2,290	765	1985	5-40 yrs.
Airpark East-Warehouse 3	Industrial	Piedmont Triad		341	1,486	—	582	341	2,068	2,409	940	1986	5-40 yrs.
Airpark East-Warehouse 4	Industrial	Piedmont Triad		659	2,676	—	637	659	3,313	3,972	1,314	1988	5-40 yrs.
Airpark North - DC1	Industrial	Piedmont Triad		860	2,919	—	576	860	3,495	4,355	1,431	1986	5-40 yrs.
Airpark North - DC2	Industrial	Piedmont Triad		1,302	4,392	—	707	1,302	5,099	6,401	2,335	1987	5-40 yrs.
Airpark North - DC3	Industrial	Piedmont Triad		450	1,517	—	795	450	2,312	2,762	908	1988	5-40 yrs.
Airpark North - DC4	Industrial	Piedmont Triad		452	1,514	—	147	452	1,661	2,113	730	1988	5-40 yrs.
Airpark South Warehouse 1	Industrial	Piedmont Triad		546	—	—	2,591	546	2,591	3,137	1,034	1998	5-40 yrs.
Airpark South Warehouse 2	Industrial	Piedmont Triad		749	—	—	2,509	749	2,509	3,258	790	1999	5-40 yrs.
Airpark South Warehouse 3	Industrial	Piedmont Triad		603	—	—	2,273	603	2,273	2,876	672	1999	5-40 yrs.
Airpark South Warehouse 4	Industrial	Piedmont Triad		499	—	—	2,162	499	2,162	2,661	650	1999	5-40 yrs.
Airpark South Warehouse 6	Industrial	Piedmont Triad		1,733	—	—	5,570	1,733	5,570	7,303	2,507	1999	5-40 yrs.

HIGHWOODS PROPERTIES, INC. HIGHWOODS REALTY LIMITED PARTNERSHIP SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

				Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Segment Type	City	2011 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
Airpark West 1	Office	Piedmont Triad		944	3,831	—	995	944	4,826	5,770	2,006	1984	5-40 yrs.
Airpark West 2	Office	Piedmont Triad		887	3,550	—	516	887	4,066	4,953	1,699	1985	5-40 yrs.
Airpark West 4	Office	Piedmont Triad		227	907	—	420	227	1,327	1,554	589	1985	5-40 yrs.
Airpark West 5	Office	Piedmont Triad		243	971	—	441	243	1,412	1,655	531	1985	5-40 yrs.
Airpark West 6	Office	Piedmont Triad		327	1,309	—	814	327	2,123	2,450	847	1985	5-40 yrs.
Brigham Road - Land	Industrial	Piedmont Triad		7,059	—	(3,720)	—	3,339	—	3,339	—	N/A	N/A
Consolidated Center/ Building I	Office	Piedmont Triad		625	2,183	(235)	306	390	2,489	2,879	1,285	1983	5-40 yrs.
Consolidated Center/ Building II	Office	Piedmont Triad		625	4,435	(203)	(1,083)	422	3,352	3,774	1,635	1983	5-40 yrs.
Consolidated Center/ Building III	Office	Piedmont Triad		680	3,572	(217)	(963)	463	2,609	3,072	1,253	1989	5-40 yrs.
Consolidated Center/ Building IV	Office	Piedmont Triad		376	1,655	(123)	(359)	253	1,296	1,549	647	1989	5-40 yrs.
Deep River Corporate Center	Office	Piedmont Triad		1,041	5,892	—	1,230	1,041	7,122	8,163	2,511	1989	5-40 yrs.
Enterprise Warehouse I	Industrial	Piedmont Triad		453	—	360	2,896	813	2,896	3,709	793	2002	5-40 yrs.
Enterprise Warehouse II	Industrial	Piedmont Triad		2,733	—	881	12,431	3,614	12,431	16,045	2,636	2006	5-40 yrs.
Enterprise Warehouse III	Industrial	Piedmont Triad		814	—	—	3,589	814	3,589	4,403	365	2007	5-40 yrs.
Forsyth Corporate Center	Office	Piedmont Triad		329	1,867	—	1,030	329	2,897	3,226	1,417	1985	5-40 yrs.
Highwoods Park Building I	Office	Piedmont Triad		1,476	—	—	8,052	1,476	8,052	9,528	2,205	2001	5-40 yrs.
Jefferson Pilot Land	Office	Piedmont Triad		11,759	—	(4,311)	—	7,448	—	7,448	—	N/A	N/A
Regency One-Piedmont Center	Industrial	Piedmont Triad		515	—	383	2,352	898	2,352	3,250	896	1996	5-40 yrs.
Regency Two-Piedmont Center	Industrial	Piedmont Triad		435	—	288	2,160	723	2,160	2,883	764	1996	5-40 yrs.

HIGHWOODS PROPERTIES, INC. HIGHWOODS REALTY LIMITED PARTNERSHIP SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

				Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Segment Type	City	2011 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
7023 Albert Pick	Office	Piedmont Triad	(1)	834	3,459	—	441	834	3,900	4,734	1,627	1989	5-40 yrs.
The Knollwood -380 Retail	Office	Piedmont Triad		—	1	—	193	—	194	194	110	1995	5-40 yrs.
The Knollwood-370	Office	Piedmont Triad		1,826	7,495	—	862	1,826	8,357	10,183	3,427	1994	5-40 yrs.
The Knollwood-380	Office	Piedmont Triad		2,989	12,028	—	3,090	2,989	15,118	18,107	6,347	1990	5-40 yrs.
US Airways	Office	Piedmont Triad		1,450	11,375	—	1,005	1,450	12,380	13,830	4,510	1970-1987	5-40 yrs.
Westpoint Business Park-Luwabahnson	Office	Piedmont Triad		347	1,389	—	97	347	1,486	1,833	612	1990	5-40 yrs.
Pittsburgh, PA
PPG I	Office	Pittsburgh	(6)	9,819	107,643	—	2,810	9,819	110,453	120,272	1,340	1983-1985	5-40 yrs.
PPG II-Office	Office	Pittsburgh	(6)	2,302	10,863	—	9	2,302	10,872	13,174	129	1983-1985	5-40 yrs.
PPG II-Retail	Retail	Pittsburgh	(6)	—	115	—	34	—	149	149	10	1983-1985	5-40 yrs.
PPG III	Office	Pittsburgh	(6)	501	2,923	—	62	501	2,985	3,486	37	1983-1985	5-40 yrs.
PPG IV	Office	Pittsburgh	(6)	620	3,239	—	14	620	3,253	3,873	73	1983-1985	5-40 yrs.
PPG V	Office	Pittsburgh	(6)	803	4,924	—	441	803	5,365	6,168	73	1983-1985	5-40 yrs.
PPG VI	Office	Pittsburgh	(6)	3,353	25,602	—	411	3,353	26,013	29,366	359	1983-1985	5-40 yrs.
Raleigh, NC
3600 Glenwood Avenue	Office	Raleigh		—	10,994	—	4,247	—	15,241	15,241	4,711	1986	5-40 yrs.
3737 Glenwood Avenue	Office	Raleigh		—	—	318	14,637	318	14,637	14,955	4,227	1999	5-40 yrs.
4101 Research Commons	Office	Raleigh		1,348	8,346	220	(1,141)	1,568	7,205	8,773	2,718	1999	5-40 yrs.
4201 Research Commons	Office	Raleigh		1,204	11,858	—	(2,586)	1,204	9,272	10,476	3,688	1991	5-40 yrs.
4301 Research Commons	Office	Raleigh		900	8,237	—	534	900	8,771	9,671	3,606	1989	5-40 yrs.
4401 Research Commons	Office	Raleigh		1,249	9,387	—	2,005	1,249	11,392	12,641	4,618	1987	5-40 yrs.
4501 Research Commons	Office	Raleigh		785	5,856	—	1,791	785	7,647	8,432	3,449	1985	5-40 yrs.
4800 North Park	Office	Raleigh		2,678	17,630	—	9,204	2,678	26,834	29,512	11,811	1985	5-40 yrs.
4900 North Park	Office	Raleigh	249	770	1,983	—	805	770	2,788	3,558	1,263	1984	5-40 yrs.
5000 North Park	Office	Raleigh		1,010	4,612	(49)	2,530	961	7,142	8,103	3,592	1980	5-40 yrs.
801 Corporate Center	Office	Raleigh	(5)	828	—	272	10,223	1,100	10,223	11,323	3,063	2002	5-40 yrs.
Blue Ridge I	Office	Raleigh	(1)	722	4,606	—	1,449	722	6,055	6,777	2,994	1982	5-40 yrs.

HIGHWOODS PROPERTIES, INC. HIGHWOODS REALTY LIMITED PARTNERSHIP SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

				Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Segment Type	City	2011 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
Blue Ridge II	Office	Raleigh	(1)	462	1,410	—	438	462	1,848	2,310	1,020	1988	5-40 yrs.
Cape Fear	Office	Raleigh		131	1,630	—	772	131	2,402	2,533	2,149	1979	5-40 yrs.
Catawba	Office	Raleigh		125	1,635	—	2,390	125	4,025	4,150	2,724	1980	5-40 yrs.
CentreGreen One - Weston	Office	Raleigh	(4)	1,529	—	(378)	8,585	1,151	8,585	9,736	2,346	2000	5-40 yrs.
CentreGreen Two - Weston	Office	Raleigh	(4)	1,653	—	(389)	8,673	1,264	8,673	9,937	2,340	2001	5-40 yrs.
CentreGreen Three Land - Weston	Office	Raleigh		1,876	—	(384)	—	1,492	—	1,492	—	N/A	N/A
CentreGreen Four	Office	Raleigh	(4)	1,779	—	(397)	11,094	1,382	11,094	12,476	3,491	2002	5-40 yrs.
CentreGreen Five	Office	Raleigh		1,280	—	69	12,756	1,349	12,756	14,105	1,826	2008	5-40 yrs.
Cottonwood	Office	Raleigh		609	3,244	—	434	609	3,678	4,287	1,619	1983	5-40 yrs.
Dogwood	Office	Raleigh		766	2,769	—	524	766	3,293	4,059	1,546	1983	5-40 yrs.
EPA	Office	Raleigh		2,597	—	—	1,661	2,597	1,661	4,258	827	2003	5-40 yrs.
GlenLake Land	Office	Raleigh		13,003	—	(6,096)	114	6,907	114	7,021	30	N/A	N/A
GlenLake Bldg I	Office	Raleigh	(4)	924	—	1,324	21,823	2,248	21,823	24,071	6,051	2002	5-40 yrs.
GlenLake Four	Office	Raleigh	(5)	1,659	—	493	22,318	2,152	22,318	24,470	4,338	2006	5-40 yrs.
GlenLake Six	Office	Raleigh		941	—	16	22,172	957	22,172	23,129	2,615	2008	5-40 yrs.
Healthsource	Office	Raleigh	(5)	1,304	—	540	13,259	1,844	13,259	15,103	5,261	1996	5-40 yrs.
Highwoods Centre-Weston	Office	Raleigh	(1)	531	—	(267)	7,542	264	7,542	7,806	2,618	1998	5-40 yrs.
Highwoods Office Center North Land	Office	Raleigh		357	49	—	—	357	49	406	30	N/A	N/A
Highwoods Tower One	Office	Raleigh		203	16,744	—	3,548	203	20,292	20,495	10,094	1991	5-40 yrs.
Highwoods Tower Two	Office	Raleigh		365	—	503	21,337	868	21,337	22,205	5,363	2001	5-40 yrs.
Inveresk Land Parcel 2	Office	Raleigh		657	—	197	—	854	—	854	—	N/A	N/A
Inveresk Land Parcel 3	Office	Raleigh		548	—	306	—	854	—	854	—	N/A	N/A
Lake Boone Medical Center	Office	Raleigh		1,450	6,311	—	302	1,450	6,613	8,063	257	1998	5-40 yrs.
Maplewood	Office	Raleigh	(1)	149	—	107	3,108	256	3,108	3,364	858	2001	5-40 yrs.
Overlook	Office	Raleigh		398	—	293	9,104	691	9,104	9,795	2,812	1999	5-40 yrs.
Pamlico	Office	Raleigh		289	—	—	14,834	289	14,834	15,123	9,254	1980	5-40 yrs.
ParkWest One - Weston	Office	Raleigh		242	—	—	3,376	242	3,376	3,618	900	2001	5-40 yrs.
ParkWest Two - Weston	Office	Raleigh		356	—	—	4,104	356	4,104	4,460	1,392	2001	5-40 yrs.
ParkWest Three - Land - Weston	Office	Raleigh		306	—	—	—	306	—	306	—	N/A	N/A
Progress Center Renovation	Office	Raleigh		—	—	—	362	—	362	362	187	2003	5-40 yrs.
Raleigh Corp Center Lot D	Office	Raleigh		1,211	—	8	—	1,219	—	1,219	—	N/A	N/A

HIGHWOODS PROPERTIES, INC. HIGHWOODS REALTY LIMITED PARTNERSHIP SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

				Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Segment Type	City	2011 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
RBC Plaza	Mixed- Use	Raleigh	46,181	1,206	—	—	71,345	1,206	71,345	72,551	7,332	2008	5-40 yrs.
Rexwoods Center I	Office	Raleigh		878	3,730	—	1,210	878	4,940	5,818	2,606	1990	5-40 yrs.
Rexwoods Center II	Office	Raleigh		362	1,818	—	184	362	2,002	2,364	864	1993	5-40 yrs.
Rexwoods Center III	Office	Raleigh		919	2,816	—	810	919	3,626	4,545	1,792	1992	5-40 yrs.
Rexwoods Center IV	Office	Raleigh		586	—	—	3,394	586	3,394	3,980	1,431	1995	5-40 yrs.
Rexwoods Center V	Office	Raleigh		1,301	—	184	5,442	1,485	5,442	6,927	1,889	1998	5-40 yrs.
Riverbirch	Office	Raleigh		469	4,038	21	5,996	490	10,034	10,524	220	1987	5-40 yrs.
Situs I	Office	Raleigh		692	4,646	178	(1,215)	870	3,431	4,301	1,230	1996	5-40 yrs.
Situs II	Office	Raleigh		718	6,254	181	(1,315)	899	4,939	5,838	1,645	1998	5-40 yrs.
Situs III	Office	Raleigh		440	4,078	119	(1,008)	559	3,070	3,629	913	2000	5-40 yrs.
Six Forks Center I	Office	Raleigh		666	2,665	—	1,145	666	3,810	4,476	1,622	1982	5-40 yrs.
Six Forks Center II	Office	Raleigh		1,086	4,533	—	1,517	1,086	6,050	7,136	2,566	1983	5-40 yrs.
Six Forks Center III	Office	Raleigh		862	4,411	—	2,286	862	6,697	7,559	3,038	1987	5-40 yrs.
Smoketree Tower	Office	Raleigh		2,353	11,743	—	3,559	2,353	15,302	17,655	6,579	1984	5-40 yrs.
Sycamore	Office	Raleigh		255	—	217	5,152	472	5,152	5,624	1,787	1997	5-40 yrs.
Weston Land	Mixed- Use	Raleigh		22,771	—	(8,938)	—	13,833	—	13,833	—	N/A	N/A
Willow Oak	Office	Raleigh		458	—	268	5,154	726	5,154	5,880	2,061	1995	5-40 yrs.
Other Property	Other	Raleigh		48	9,496	716	3,310	764	12,806	13,570	6,965	N/A	N/A
Richmond, VA
4900 Cox Road	Office	Richmond		1,324	5,311	—	3,006	1,324	8,317	9,641	3,204	1991	5-40 yrs.
Colonnade Building	Office	Richmond	(4)	1,364	6,105	—	758	1,364	6,863	8,227	1,730	2003	5-40 yrs.
Dominion Place - Pitts Parcel	Office	Richmond		1,101	—	(480)	—	621	—	621	—	N/A	N/A
Essex Plaza	Office	Richmond	10,438	1,581	13,299	—	(1,746)	1,581	11,553	13,134	3,387	1999	5-40 yrs.
Grove Park I	Office	Richmond		713	—	319	5,178	1,032	5,178	6,210	1,803	1997	5-40 yrs.
Hamilton Beach	Office	Richmond		1,086	4,345	—	1,969	1,086	6,314	7,400	2,735	1986	5-40 yrs.
Highwoods Commons	Office	Richmond		521	—	446	3,141	967	3,141	4,108	1,023	1999	5-40 yrs.
Highwoods One	Office	Richmond		1,688	—	—	10,899	1,688	10,899	12,587	3,849	1996	5-40 yrs.
Highwoods Two	Office	Richmond	(4)	786	—	213	6,026	999	6,026	7,025	2,173	1997	5-40 yrs.
Highwoods Five	Office	Richmond		783	—	—	5,561	783	5,561	6,344	1,996	1998	5-40 yrs.
Highwoods Plaza	Office	Richmond		909	—	176	5,665	1,085	5,665	6,750	1,580	2000	5-40 yrs.

HIGHWOODS PROPERTIES, INC. HIGHWOODS REALTY LIMITED PARTNERSHIP SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

				Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Segment Type	City	2011 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
Innsbrooke Centre	Office	Richmond	4,948	1,300	6,958	(144)	(414)	1,156	6,544	7,700	1,233	1987	5-40 yrs.
Innslake Center	Office	Richmond	(1)	845	—	195	5,401	1,040	5,401	6,441	1,379	2001	5-40 yrs.
Liberty Mutual	Office	Richmond		1,205	4,825	—	954	1,205	5,779	6,984	2,175	1990	5-40 yrs.
Markel American	Office	Richmond	8,226	1,300	13,259	72	(4,466)	1,372	8,793	10,165	1,808	1998	5-40 yrs.
Markel Plaza	Office	Richmond	10,438	1,700	17,081	(386)	(5,389)	1,314	11,692	13,006	2,309	1989	5-40 yrs.
North Park	Office	Richmond		2,163	8,659	(14)	1,826	2,149	10,485	12,634	4,450	1989	5-40 yrs.
North Shore Commons A	Office	Richmond	(4)	951	—	—	11,256	951	11,256	12,207	2,809	2002	5-40 yrs.
North Shore Commons B - Land	Office	Richmond	(4)	2,067	—	(103)	11,105	1,964	11,105	13,069	1,760	N/A	N/A
North Shore Commons C - Land	Office	Richmond		1,497	—	—	—	1,497	—	1,497	—	N/A	N/A
North Shore Commons D - Land	Office	Richmond		1,261	—	—	—	1,261	—	1,261	—	N/A	N/A
Nuckols Corner Land	Office	Richmond		1,259	—	—	—	1,259	—	1,259	—	N/A	N/A
One Shockoe Plaza	Office	Richmond		—	—	356	15,155	356	15,155	15,511	6,278	1996	5-40 yrs.
Pavilion Land	Office	Richmond		181	46	20	(46)	201	—	201	—	N/A	N/A
Rhodia Building	Office	Richmond		1,600	8,864	—	1,957	1,600	10,821	12,421	925	1996	5-40 yrs.
Sadler & Cox Land	Office	Richmond		1,535	—	—	—	1,535	—	1,535	—	N/A	N/A
Saxon Capital Building	Office	Richmond	(4)	1,918	—	337	13,550	2,255	13,550	15,805	3,531	2005	5-40 yrs.
Stony Point F Land	Office	Richmond		1,841	—	—	—	1,841	—	1,841	—	N/A	N/A
Stony Point I	Office	Richmond	(4)	1,384	11,630	59	2,339	1,443	13,969	15,412	4,885	1990	5-40 yrs.
Stony Point II	Office	Richmond		1,240	—	—	11,654	1,240	11,654	12,894	3,495	1999	5-40 yrs.
Stony Point III	Office	Richmond	(4)	995	—	—	9,134	995	9,134	10,129	2,422	2002	5-40 yrs.
Stony Point IV	Office	Richmond		955	—	—	11,583	955	11,583	12,538	2,682	2006	5-40 yrs.
Technology Park 1	Office	Richmond		541	2,166	—	363	541	2,529	3,070	973	1991	5-40 yrs.
Technology Park 2	Office	Richmond		264	1,058	—	143	264	1,201	1,465	475	1991	5-40 yrs.
Vantage Place A	Office	Richmond	(4)	203	811	—	241	203	1,052	1,255	476	1987	5-40 yrs.
Vantage Place B	Office	Richmond	(4)	233	931	—	236	233	1,167	1,400	467	1988	5-40 yrs.
Vantage Place C	Office	Richmond	(4)	235	940	—	285	235	1,225	1,460	522	1987	5-40 yrs.
Vantage Place D	Office	Richmond	(4)	218	873	—	270	218	1,143	1,361	459	1988	5-40 yrs.
Vantage Pointe	Office	Richmond	(4)	1,089	4,500	—	1,210	1,089	5,710	6,799	2,349	1990	5-40 yrs.
Virginia Mutual	Office	Richmond		1,301	6,036	—	670	1,301	6,706	8,007	1,890	1996	5-40 yrs.
Waterfront Plaza	Office	Richmond		585	2,347	—	1,054	585	3,401	3,986	1,390	1988	5-40 yrs.
West Shore I	Office	Richmond	(1)	332	1,431	—	267	332	1,698	2,030	690	1995	5-40 yrs.

HIGHWOODS PROPERTIES, INC. HIGHWOODS REALTY LIMITED PARTNERSHIP SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

				Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Segment Type	City	2011 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
West Shore II	Office	Richmond	(1)	489	2,181	—	467	489	2,648	3,137	985	1995	5-40 yrs.
West Shore III	Office	Richmond	(1)	961	—	141	4,226	1,102	4,226	5,328	1,439	1997	5-40 yrs.
South Florida
The 1800 Eller Drive Building	Office	South Florida		—	9,851	—	2,154	—	12,005	12,005	5,003	1983	5-40 yrs.
Tampa, FL
380 Park Place	Office	Tampa		1,502	—	240	7,061	1,742	7,061	8,803	1,856	2001	5-40 yrs.
4200 Cypress	Office	Tampa		2,673	16,470	—	309	2,673	16,779	19,452	1,732	1989	5-40 yrs.
Anchor Glass	Office	Tampa		1,281	11,318	—	1,617	1,281	12,935	14,216	4,855	1988	5-40 yrs.
Avion Park Land	Office	Tampa		5,237	—	—	1,487	5,237	1,487	6,724	120	N/A	N/A
Bayshore	Office	Tampa		2,276	11,817	—	1,057	2,276	12,874	15,150	4,728	1990	5-40 yrs.
FBI Field Office	Office	Tampa	(5)	4,054	—	406	27,273	4,460	27,273	31,733	5,429	2005	5-40 yrs.
Feathersound Corporate Center II	Office	Tampa		802	7,463	—	1,774	802	9,237	10,039	3,184	1986	5-40 yrs.
Harborview Plaza	Office	Tampa	21,049	3,537	29,944	969	(1,339)	4,506	28,605	33,111	9,848	2001	5-40 yrs.
Highwoods Preserve I	Office	Tampa	(5)	991	—	—	22,192	991	22,192	23,183	6,730	1999	5-40 yrs.
Highwoods Preserve Land	Office	Tampa		1,485	—	485	—	1,970	—	1,970	—	N/A	N/A
Highwoods Preserve V	Office	Tampa	(5)	881	—	—	27,263	881	27,263	28,144	9,144	2001	5-40 yrs.
HIW Bay Center I	Office	Tampa		3,565	—	(64)	37,660	3,501	37,660	41,161	6,002	2007	5-40 yrs.
HIW Bay Center II	Office	Tampa		3,482	—	—	—	3,482	—	3,482	—	N/A	N/A
HIW Preserve VII	Office	Tampa		790	—	—	12,513	790	12,513	13,303	1,480	2007	5-40 yrs.
HIW Preserve VII Garage	Office	Tampa		—	—	—	6,789	—	6,789	6,789	834	2007	5-40 yrs.
Horizon	Office	Tampa		—	6,257	—	2,492	—	8,749	8,749	3,465	1980	5-40 yrs.
LakePointe I	Office	Tampa		2,106	89	—	35,350	2,106	35,439	37,545	12,643	1986	5-40 yrs.
LakePointe II	Office	Tampa		2,000	15,848	672	6,896	2,672	22,744	25,416	7,194	1999	5-40 yrs.
Lakeside	Office	Tampa		—	7,369	—	1,775	—	9,144	9,144	3,619	1978	5-40 yrs.
Lakeside/Parkside Garage	Office	Tampa		—	—	—	3,224	—	3,224	3,224	578	2004	5-40 yrs.
One Harbour Place	Office	Tampa		2,016	25,252	—	6,174	2,016	31,426	33,442	9,756	1985	5-40 yrs.
Parkside	Office	Tampa		—	9,407	—	3,488	—	12,895	12,895	5,319	1979	5-40 yrs.
Pavilion	Office	Tampa		—	16,394	—	2,165	—	18,559	18,559	6,720	1982	5-40 yrs.
Pavilion Parking Garage	Office	Tampa		—	—	—	5,600	—	5,600	5,600	1,708	1999	5-40 yrs.
Spectrum	Office	Tampa		1,454	14,502	—	5,857	1,454	20,359	21,813	7,376	1984	5-40 yrs.

HIGHWOODS PROPERTIES, INC. HIGHWOODS REALTY LIMITED PARTNERSHIP SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

				Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Segment Type	City	2011 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
Tower Place	Office	Tampa	(5)	3,218	19,898	—	2,667	3,218	22,565	25,783	9,150	1988	5-40 yrs.
Westshore Square	Office	Tampa		1,126	5,186	—	616	1,126	5,802	6,928	1,973	1976	5-40 yrs.
Independence Park Land	Office	Tampa		4,943	—	—	—	4,943	—	4,943	—	N/A	N/A
Independence Park	Office	Tampa		2,531	4,526	—	726	2,531	5,252	7,783	139	1983	5-40 yrs.
				503,691	1,573,930	(28,714)	1,570,238	474,977	3,144,168	3,619,145	901,300

2011 Encumbrance Notes

(1)	These assets are pledged as collateral for a $125,264,000 first mortgage loan.

(2)	These assets are pledged as collateral for a $52,109,000 first mortgage loan.

(3)	These assets are pledged as collateral for a $67,809,000 first mortgage loan.

(4)	These assets are pledged as collateral for a $120,259,000 first mortgage loan.

(5)	These assets are pledged as collateral for a $112,075,000 first mortgage loan.

(6)	These assets are pledged as collateral for a $123,613,000 first mortgage loan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Raleigh, State of North Carolina, on February 7, 2012.

Highwoods Properties, Inc.
By:	/s/ Edward J. Fritsch
Edward J. Fritsch
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ O. Temple Sloan, Jr.	Chairman of the Board of Directors	February 7, 2012
O. Temple Sloan, Jr.

/s/ Edward J. Fritsch	President, Chief Executive Officer and Director	February 7, 2012
Edward J. Fritsch

/s/ Thomas W. Adler	Director	February 7, 2012
Thomas W. Adler

/s/ Gene H. Anderson	Director	February 7, 2012
Gene H. Anderson

/s/ David J. Hartzell	Director	February 7, 2012
David J. Hartzell

/s/ Sherry A. Kellett	Director	February 7, 2012
Sherry A. Kellett

/s/ Mark F. Mulhern	Director	February 7, 2012
Mark F. Mulhern

/s/ L. Glenn Orr, Jr.	Director	February 7, 2012
L. Glenn Orr, Jr.

/s/ Terry L. Stevens	Senior Vice President and Chief Financial Officer	February 7, 2012
Terry L. Stevens

/s/ Daniel L. Clemmens	Vice President and Chief Accounting Officer	February 7, 2012
Daniel L. Clemmens

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Raleigh, State of North Carolina, on February 7, 2012.

Highwoods Realty Limited Partnership
By:	Highwoods Properties, Inc., its sole general partner
By:	/s/ Edward J. Fritsch
Edward J. Fritsch
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ O. Temple Sloan, Jr.	Chairman of the Board of Directors of the General Partner	February 7, 2012
O. Temple Sloan, Jr.

/s/ Edward J. Fritsch	President, Chief Executive Officer and Director of the General Partner	February 7, 2012
Edward J. Fritsch

/s/ Thomas W. Adler	Director of the General Partner	February 7, 2012
Thomas W. Adler

/s/ Gene H. Anderson	Director of the General Partner	February 7, 2012
Gene H. Anderson

/s/ David J. Hartzell	Director of the General Partner	February 7, 2012
David J. Hartzell

/s/ Sherry A. Kellett	Director of the General Partner	February 7, 2012
Sherry A. Kellett

/s/ Mark F. Mulhern	Director of the General Partner	February 7, 2012
Mark F. Mulhern

/s/ L. Glenn Orr, Jr.	Director of the General Partner	February 7, 2012
L. Glenn Orr, Jr.

/s/ Terry L. Stevens	Senior Vice President and Chief Financial Officer of the General Partner	February 7, 2012
Terry L. Stevens

/s/ Daniel L. Clemmens	Vice President and Chief Accounting Officer of the General Partner	February 7, 2012
Daniel L. Clemmens