Form 10-Q
period 2012-03-31
HIGHWOODS PROPERTIES INC; HIGHWOODS REALTY LTD PARTNERSHIP
filed 2012-05-01
CIK 921082, 941713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of 'large accelerated filer,' 'accelerated filer' and 'smaller reporting company' in Rule 12b-2 of the Securities Exchange Act.
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
Highwoods Properties, Inc.  Yes  ☐    No ☒    Highwoods Realty Limited Partnership  Yes  ☐    No ☒

The Company had 73,924,965 shares of Common Stock outstanding as of April 26, 2012.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2012

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

We refer to Highwoods Properties, Inc. as the “Company,” Highwoods Realty Limited Partnership as the “Operating Partnership,” the Company’s common stock as “Common Stock” or “Common Shares,” the Company’s preferred stock as “Preferred Stock” or “Preferred Shares,” the Operating Partnership’s common partnership interests as “Common Units,” the Operating Partnership’s preferred partnership interests as “Preferred Units” and in-service properties (excluding for-sale residential condominiums) to which the Company and/or the Operating Partnership have title and 100.0% ownership rights as the “Wholly Owned Properties.” References to “we” and “our” mean the Company and the Operating Partnership, collectively, unless the context indicates otherwise.

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

Certain information contained herein is presented as of April 26, 2012, the latest practicable date prior to the filing of this Quarterly Report.

HIGHWOODS PROPERTIES, INC.
Consolidated Balance Sheets
(Unaudited and in thousands, except share and per share data)

	March 31, 2012	December 31, 2011
Assets:
Real estate assets, at cost:
Land	$368,122	$367,870
Buildings and tenant improvements	3,137,658	3,127,984
Land held for development	105,206	105,206
	3,610,986	3,601,060
Less-accumulated depreciation	(911,512)	(895,777)
Net real estate assets	2,699,474	2,705,283
For-sale residential condominiums	3,808	4,751
Real estate and other assets, net, held for sale	7,556	13,260
Cash and cash equivalents	12,215	11,188
Restricted cash	20,753	26,666
Accounts receivable, net of allowance of $3,413 and $3,548, respectively	27,230	30,093
Mortgages and notes receivable, net of allowance of $122 and $61, respectively	17,119	18,600
Accrued straight-line rents receivable, net of allowance of $1,420 and $1,294, respectively	110,977	105,611
Investments in and advances to unconsolidated affiliates	99,062	100,367
Deferred financing and leasing costs, net of accumulated amortization of $67,662 and $63,059, respectively	129,204	128,390
Prepaid expenses and other assets	43,042	36,783
Total Assets	$3,170,440	$3,180,992
Liabilities, Noncontrolling Interests in the Operating Partnership and Equity:
Mortgages and notes payable	$1,903,978	$1,903,213
Accounts payable, accrued expenses and other liabilities	122,545	148,821
Financing obligations	31,110	31,444
Total Liabilities	2,057,633	2,083,478
Commitments and contingencies
Noncontrolling interests in the Operating Partnership	124,201	110,655
Equity:
Preferred Stock, $.01 par value, 50,000,000 authorized shares;
8.625% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 29,077 shares issued and outstanding	29,077	29,077
Common Stock, $.01 par value, 200,000,000 authorized shares;
73,608,571 and 72,647,697 shares issued and outstanding, respectively	736	726
Additional paid-in capital	1,818,750	1,803,997
Distributions in excess of net income available for common stockholders	(860,120)	(845,853)
Accumulated other comprehensive loss	(4,376)	(5,734)
Total Stockholders’ Equity	984,067	982,213
Noncontrolling interests in consolidated affiliates	4,539	4,646
Total Equity	988,606	986,859
Total Liabilities, Noncontrolling Interests in the Operating Partnership and Equity	$3,170,440	$3,180,992

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Income
(Unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011
Rental and other revenues	$129,943	$114,351
Operating expenses:
Rental property and other expenses	46,124	40,934
Depreciation and amortization	38,362	33,556
General and administrative	9,673	7,793
Total operating expenses	94,159	82,283
Interest expense:
Contractual	23,948	22,431
Amortization of deferred financing costs	902	821
Financing obligations	(48)	291
	24,802	23,543
Other income:
Interest and other income	2,230	1,873
	2,230	1,873
Income from continuing operations before disposition of condominiums and equity in earnings/(losses) of unconsolidated affiliates	13,212	10,398
Gains on for-sale residential condominiums	65	38
Equity in earnings/(losses) of unconsolidated affiliates	(162)	1,467
Income from continuing operations	13,115	11,903
Discontinued operations:
Income from discontinued operations	83	540
Net gains on disposition of discontinued operations	5,134	—
	5,217	540
Net income	18,332	12,443
Net (income) attributable to noncontrolling interests in the Operating Partnership	(827)	(507)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(184)	(123)
Dividends on Preferred Stock	(627)	(1,677)
Net income available for common stockholders	$16,694	$10,136
Earnings per Common Share – basic:
Income from continuing operations available for common stockholders	$0.16	$0.13
Income from discontinued operations available for common stockholders	0.07	0.01
Net income available for common stockholders	$0.23	$0.14
Weighted average Common Shares outstanding – basic	72,836	71,817
Earnings per Common Share – diluted:
Income from continuing operations available for common stockholders	$0.16	$0.13
Income from discontinued operations available for common stockholders	0.07	0.01
Net income available for common stockholders	$0.23	$0.14
Weighted average Common Shares outstanding – diluted	76,696	75,792
Dividends declared per Common Share	$0.425	$0.425
Net income available for common stockholders:
Income from continuing operations available for common stockholders	$11,733	$9,623
Income from discontinued operations available for common stockholders	4,961	513
Net income available for common stockholders	$16,694	$10,136

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended March 31,
	2012	2011
Comprehensive income/(loss):
Net income	$18,332	$12,443
Other comprehensive income/(loss):
Unrealized gain/(loss) on tax increment financing bond	287	(135)
Unrealized gains on cash flow hedges	1,104	—
Amortization of settled cash flow hedges	(33)	(29)
Total other comprehensive income/(loss)	1,358	(164)
Total comprehensive income	19,690	12,279
Less-comprehensive (income) attributable to noncontrolling interests	(1,011)	(630)
Comprehensive income attributable to the Company	$18,679	$11,649

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Equity
(Unaudited and in thousands, except share amounts)

	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-Controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2011	72,647,697	$726	$29,077	$1,803,997	$(5,734)	$4,646	$(845,853)	$986,859
Issuances of Common Stock, net	807,483	8	—	26,636	—	—	—	26,644
Conversions of Common Units to Common Stock	2,000	—	—	63	—	—	—	63
Dividends on Common Stock	—	—	—	—	—	—	(30,961)	(30,961)
Dividends on Preferred Stock	—	—	—	—	—	—	(627)	(627)
Adjustment of noncontrolling interests in the Operating Partnership to fair value	—	—	—	(14,366)	—	—	—	(14,366)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	—	(291)	—	(291)
Issuances of restricted stock, net	151,391	—	—	—	—	—	—	—
Share-based compensation expense	—	2	—	2,420	—	—	—	2,422
Net (income) attributable to noncontrolling interests in the Operating Partnership	—	—	—	—	—	—	(827)	(827)
Net (income) attributable to noncontrolling interests in consolidated affiliates	—	—	—	—	—	184	(184)	—
Comprehensive income:
Net income	—	—	—	—	—	—	18,332	18,332
Other comprehensive income	—	—	—	—	1,358	—	—	1,358
Total comprehensive income								19,690
Balance at March 31, 2012	73,608,571	$736	$29,077	$1,818,750	$(4,376)	$4,539	$(860,120)	$988,606

	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Series B Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-Controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2010	71,690,487	$717	$29,092	$52,500	$1,766,886	$(3,648)	$4,460	$(761,785)	$1,088,222
Issuances of Common Stock, net	307,060	3	—	—	8,388	—	—	—	8,391
Conversions of Common Units to Common Stock	5,641	—	—	—	186	—	—	—	186
Dividends on Common Stock	—	—	—	—	—	—	—	(30,411)	(30,411)
Dividends on Preferred Stock	—	—	—	—	—	—	—	(1,677)	(1,677)
Adjustment of noncontrolling interests in the Operating Partnership to fair value	—	—	—	—	(13,081)	—	—	—	(13,081)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	—	—	(221)	—	(221)
Issuances of restricted stock, net	127,026	—	—	—	—	—	—	—	—
Share-based compensation expense	—	1	—	—	2,025	—	—	—	2,026
Net (income) attributable to noncontrolling interests in the Operating Partnership	—	—	—	—	—	—	—	(507)	(507)
Net (income) attributable to noncontrolling interests in consolidated affiliates	—	—	—	—	—	—	123	(123)	—
Comprehensive income:
Net income	—	—	—	—	—	—	—	12,443	12,443
Other comprehensive loss	—	—	—	—	—	(164)	—	—	(164)
Total comprehensive income									12,279
Balance at March 31, 2011	72,130,214	$721	$29,092	$52,500	$1,764,404	$(3,812)	$4,362	$(782,060)	$1,065,207

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Three Months Ended March 31,
	2012	2011
Operating activities:
Net income	$18,332	$12,443
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,515	33,812
Amortization of lease incentives and acquisition-related intangible assets and liabilities	69	499
Share-based compensation expense	2,422	2,026
Allowance for losses on accounts and accrued straight-line rents receivable	579	298
Amortization of deferred financing costs	902	821
Amortization of settled cash flow hedges	(33)	(29)
Net gains on disposition of property	(5,134)	—
Gains on for-sale residential condominiums	(65)	(38)
Equity in (earnings)/losses of unconsolidated affiliates	162	(1,467)
Changes in financing obligations	(334)	(74)
Distributions of earnings from unconsolidated affiliates	1,388	1,137
Changes in operating assets and liabilities:
Accounts receivable	2,470	(993)
Prepaid expenses and other assets	(4,497)	(1,446)
Accrued straight-line rents receivable	(5,382)	(3,214)
Accounts payable, accrued expenses and other liabilities	(27,344)	(15,291)
Net cash provided by operating activities	22,050	28,484
Investing activities:
Investment in development in process	—	(1,479)
Investment in tenant improvements and deferred leasing costs	(22,671)	(12,912)
Investment in building improvements	(8,483)	(2,444)
Net proceeds from disposition of real estate assets	10,941	—
Net proceeds from disposition of for-sale residential condominiums	1,008	510
Distributions of capital from unconsolidated affiliates	901	408
Repayments of mortgages and notes receivable	1,481	133
Investments in and advances to unconsolidated affiliates	(1,197)	(422)
Changes in restricted cash and other investing activities	5,124	1,966
Net cash used in investing activities	(12,896)	(14,240)
Financing activities:
Dividends on Common Stock	(30,961)	(30,411)
Dividends on Preferred Stock	(627)	(1,677)
Distributions to noncontrolling interests in the Operating Partnership	(1,584)	(1,610)
Distributions to noncontrolling interests in consolidated affiliates	(291)	(221)
Net proceeds from the issuance of Common Stock	28,392	8,391
Repurchase of shares related to tax withholdings	(1,748)	—
Borrowings on revolving credit facility	61,000	5,000
Repayments of revolving credit facility	(282,000)	(35,000)
Borrowings on mortgages and notes payable	225,000	200,000
Repayments of mortgages and notes payable	(3,067)	(140,491)
Additions to deferred financing costs and other financing activities	(2,241)	(1,621)
Net cash provided by/(used in) financing activities	(8,127)	2,360
Net increase in cash and cash equivalents	1,027	16,604
Cash and cash equivalents at beginning of the period	11,188	14,206
Cash and cash equivalents at end of the period	$12,215	$30,810

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows – Continued
(Unaudited and in thousands)

Supplemental disclosure of cash flow information:

	Three Months Ended March 31,
	2012	2011
Cash paid for interest, net of amounts capitalized	$25,970	$23,602

Supplemental disclosure of non-cash investing and financing activities:

	Three Months Ended March 31,
	2012	2011
Unrealized gains on cash flow hedges	$1,104	$—
Conversion of Common Units to Common Stock	63	186
Changes in accrued capital expenditures	975	2,641
Write-off of fully depreciated real estate assets	15,841	9,912
Write-off of fully amortized deferred financing and leasing costs	3,320	4,023
Unrealized gains on marketable securities of non-qualified deferred compensation plan	334	177
Adjustment of noncontrolling interests in the Operating Partnership to fair value	14,366	13,081
Unrealized gain/(loss) on tax increment financing bond	287	(135)

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(tabular dollar amounts in thousands, except per share data)
(Unaudited)

1.    Description of Business and Significant Accounting Policies

Description of Business

Highwoods Properties, Inc., together with its consolidated subsidiaries (the “Company”), is a fully-integrated, self-administered and self-managed equity real estate investment trust (“REIT”) that provides leasing, management, development, construction and other customer-related services for its properties and for third parties. The Company conducts virtually all of its activities through Highwoods Realty Limited Partnership (the “Operating Partnership”). At March 31, 2012, the Company and/or the Operating Partnership wholly owned: 303 in-service office, industrial and retail properties, comprising 29.3 million square feet; 14 for-sale residential condominiums; 581 acres of undeveloped land suitable for future development, of which 518 acres are considered core assets; one office property planned for development; and one office property that is considered completed but not yet stabilized.

The Company is the sole general partner of the Operating Partnership. At March 31, 2012, the Company owned all of the Preferred Units and 73.2 million, or 95.2%, of the Common Units in the Operating Partnership. Limited partners, including one officer and two directors of the Company, own the remaining 3.7 million Common Units. In the event the Company issues shares of Common Stock, the net proceeds are contributed to the Operating Partnership in exchange for additional Common Units. Generally, the Operating Partnership is required to redeem each Common Unit at the request of the holder thereof for cash equal to the value of one share of the Company’s Common Stock, $0.01 par value, based on the average of the market price for the 10 trading days immediately preceding the notice date of such redemption, provided that the Company at its option may elect to acquire any such Common Units presented for redemption for cash or one share of Common Stock. The Common Units owned by the Company are not redeemable. During the three months ended March 31, 2012, the Company redeemed 2,000 Common Units for a like number of shares of Common Stock. The redemptions, in conjunction with the proceeds from issuances of Common Stock contributed to the Operating Partnership in exchange for additional Common Units, increased the percentage of Common Units owned by the Company from 95.1% at December 31, 2011 to 95.2% at March 31, 2012.

Common Stock Offerings

The Company has entered into equity sales agreements with various financial institutions to offer and sell, from time to time, shares of its Common Stock by means of ordinary brokers' transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices or as otherwise agreed with any of the institutions. During the first quarter of 2012, the Company issued 785,500 shares of Common Stock under these agreements at an average gross sales price of $32.82 per share raising net proceeds, after sales commissions and expenses, of $25.4 million.

Basis of Presentation

Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Our Consolidated Balance Sheet at December 31, 2011 was revised from previously reported amounts to reflect in real estate and other assets, net, held for sale those properties which qualified as held for sale during the three months ended March 31, 2012. Our Consolidated Statements of Income for the three months ended March 31, 2011 were revised from previously reported amounts to reflect in discontinued operations the operations for those properties that qualified for discontinued operations. Prior period amounts related to capital expenditures in our Consolidated Statements of Cash Flows have been reclassified to conform to the current period presentation.

Our Consolidated Financial Statements include the Operating Partnership, wholly owned subsidiaries and those entities in which we have the controlling financial interest. All significant intercompany transactions and accounts have been eliminated. At March 31, 2012 and December 31, 2011, we had involvement with no entities that we concluded to be variable interest entities.

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

1.    Description of Business and Significant Accounting Policies – Continued

The unaudited interim consolidated financial statements and accompanying unaudited consolidated financial information, in the opinion of management, contain all adjustments (including normal recurring accruals) necessary for a fair presentation of our financial position, results of operations and cash flows. We have omitted certain notes and other information from the interim consolidated financial statements presented in this Quarterly Report on Form 10-Q as permitted by SEC rules and regulations. These Consolidated Financial Statements should be read in conjunction with our 2011 Annual Report on Form 10-K.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Recently Issued Accounting Standards

As a result of adopting certain new or amended accounting pronouncements in the first quarter of 2012, we have enhanced our disclosure of assets and liabilities measured at fair value and elected to continue use of credit valuation adjustments on a net basis by counterparty as part of the calculation to determine the fair value of our derivatives. Our disclosures now include: (1) significant transfers between Levels 1 and 2 of the fair value hierarchy, if any; (2) additional quantitative and qualitative information regarding fair value measurements categorized as Level 3 of the fair value hierarchy; and (3) the hierarchy classification for items whose fair value is not recorded on our Consolidated Balance Sheets but was disclosed previously in our Notes to Consolidated Financial Statements. Additionally, we have presented comprehensive income in a separate financial statement entitled Consolidated Statements of Comprehensive Income.

2.    Real Estate Assets

Dispositions

During the first quarter of 2012, we sold 96 vacant rental residential units in Kansas City, MO for gross proceeds of $11.0 million. We recorded gain on disposition of discontinued operations of $5.1 million related to this disposition.

3.    Mortgages and Notes Receivable

The following table sets forth our mortgages and notes receivable:

	March 31, 2012	December 31, 2011
Seller financing (first mortgages)	$15,807	$17,180
Less allowance	—	—
	15,807	17,180
Promissory notes	1,434	1,481
Less allowance	(122)	(61)
	1,312	1,420
Mortgages and notes receivable, net	$17,119	$18,600

Our mortgages and notes receivable consist primarily of seller financing issued in conjunction with two disposition transactions in 2010. This seller financing is evidenced by first mortgages secured by the assignment of rents and the underlying real estate assets. We evaluate the collectibility of the receivables by monitoring the leasing statistics and market fundamentals of these assets. As of March 31, 2012, the payments on both mortgages receivable were current and there were no other indications of impairment on the receivables. We may be required to take impairment charges in the future if and to the extent the underlying collateral diminishes in value.

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

3.    Mortgages and Notes Receivable - Continued

The following table sets forth our notes receivable allowance, which relates only to promissory notes:

	Three Months Ended March 31,
	2012	2011
Beginning notes receivable allowance	$61	$868
Bad debt expense	—	22
Recoveries/write-offs/other	61	(393)
Total notes receivable allowance	$122	$497

4.    Investments in and Advances to Affiliates

Unconsolidated Affiliates

We have equity interests of up to 50.0% in various joint ventures with unrelated third parties and a secured debt interest in one of those joint ventures, as described below. The following table sets forth the combined, summarized income statements for our unconsolidated joint ventures:

	Three Months Ended March 31,
	2012	2011
Income Statements:
Rental and other revenues	$24,820	$25,217
Expenses:
Rental property and other expenses	11,416	11,997
Depreciation and amortization	6,565	6,616
Impairment of real estate assets	7,180	—
Interest expense	5,830	6,007
Total expenses	30,991	24,620
Net income/(loss)	$(6,171)	$597
Our share of:
Depreciation and amortization of real estate assets	$2,098	$2,093
Impairment of real estate assets	$1,002	$—
Interest expense	$1,980	$2,161
Net income/(loss)	$(795)	$921

Our share of net income/(loss)	$(795)	$921
Purchase accounting and management, leasing and other fees adjustments	633	546
Equity in earnings/(losses) of unconsolidated affiliates	$(162)	$1,467

In 2011, we provided a $38.3 million interest-only secured loan to our DLF I joint venture that originally was scheduled to mature in March 2012. The loan bears interest at LIBOR plus 500 basis points. During the first quarter of 2012, the maturity date of the loan was extended to June 30, 2012. We recorded $0.4 million of interest income from this loan in interest and other income during the three months ended March 31, 2012. There was no interest income recorded for this loan during the three months ended March 31, 2011.

During the first quarter of 2012, we recorded $1.0 million as our share of impairment of real estate assets on two office properties in our DLF I joint venture, due to a decline in projected occupancy and a change in the assumed holding period of those assets, which reduced the expected future cash flows from the properties.

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

5.    Intangible Assets and Below Market Lease Liabilities

The following table sets forth total intangible assets and below market lease liabilities, net of accumulated amortization:

	March 31, 2012	December 31, 2011
Assets:
Deferred financing costs	$20,251	$18,044
Less accumulated amortization	(6,675)	(5,797)
	13,576	12,247
Deferred leasing costs (including lease incentives and acquisition-related intangible assets)	176,615	173,405
Less accumulated amortization	(60,987)	(57,262)
	115,628	116,143
Deferred financing and leasing costs, net	$129,204	$128,390

Liabilities (in accounts payable, accrued expenses and other liabilities):
Acquisition-related below market lease liabilities	$16,390	$16,441
Less accumulated amortization	(1,457)	(971)
	$14,933	$15,470

The following table sets forth amortization of intangible assets and below market lease liabilities:

	Three Months Ended March 31,
	2012	2011
Amortization of deferred financing costs	$902	$821
Amortization of deferred leasing costs and acquisition-related intangible assets (in depreciation and amortization)	$6,440	$4,356
Amortization of lease incentives (in rental and other revenues)	$343	$338
Amortization of acquisition-related intangible assets (in rental and other revenues)	$270	$186
Amortization of acquisition-related below market lease liabilities (in rental and other revenues)	$(544)	$(25)

The following table sets forth scheduled future amortization of intangible assets and below market lease liabilities:

	Amortization of Deferred Financing Costs	Amortization of Deferred Leasing Costs and Acquisition-Related Intangible Assets (in Depreciation and Amortization)	Amortization of Lease Incentives (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental and Other Revenues)	Amortization of Acquisition-Related Below Market Lease Liabilities (in Rental and Other Revenues)
April 1, 2012 through December 31, 2012	$2,835	$19,281	$981	$788	$(1,589)
2013	3,306	21,690	1,154	820	(2,093)
2014	3,004	17,497	992	526	(2,019)
2015	2,391	13,476	771	341	(1,807)
2016	1,020	10,175	600	281	(1,511)
Thereafter	1,020	23,172	2,341	742	(5,914)
	$13,576	$105,291	$6,839	$3,498	$(14,933)

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

5.    Intangible Assets and Below Market Lease Liabilities - Continued

The weighted average remaining amortization periods for deferred financing costs, deferred leasing costs and acquisition-related intangible assets (in depreciation and amortization), lease incentives (in rental and other revenues), acquisition-related intangible assets (in rental and other revenues) and acquisition-related below market lease liabilities (in rental and other revenues) were 4.0 years, 6.2 years, 8.0 years, 5.7 years and 8.4 years, respectively, as of March 31, 2012.

6.    Mortgages and Notes Payable

The following table sets forth our mortgages and notes payable:

	March 31, 2012	December 31, 2011
Secured indebtedness	$746,784	$750,049
Unsecured indebtedness	1,157,194	1,153,164
Total mortgages and notes payable	$1,903,978	$1,903,213

At March 31, 2012, our secured mortgage loans were secured by real estate assets with an aggregate undepreciated book value of $1.2 billion.

Our $475.0 million unsecured revolving credit facility is scheduled to mature on July 27, 2015 and includes an accordion feature that allows for an additional $75.0 million of borrowing capacity subject to additional lender commitments. Assuming no defaults have occurred, we have an option to extend the maturity for an additional year. The interest rate at our current credit ratings is LIBOR plus 150 basis points and the annual facility fee is 35 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody's Investors Service or Standard & Poor's Ratings Services. We use our revolving credit facility for working capital purposes and for the short-term funding of our development and acquisition activity and, in certain instances, the repayment of other debt. Continuing ability to borrow under the revolving credit facility allows us to quickly capitalize on strategic opportunities at short-term interest rates. There was $141.0 million and $112.0 million outstanding under our revolving credit facility at March 31, 2012 and April 26, 2012, respectively. At both March 31, 2012 and April 26, 2012, we had $0.2 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at March 31, 2012 and April 26, 2012 was $333.8 million and $362.8 million, respectively.

In the first quarter of 2012, we obtained a $225.0 million, seven-year unsecured bank term loan bearing interest of LIBOR plus 190 basis points. The proceeds were used to pay off amounts then outstanding under our revolving credit facility.

We are currently in compliance with the debt covenants and other requirements with respect to our outstanding debt.

7.	Derivative Financial Instruments

We have six floating-to-fixed interest rate swaps for seven-year periods each with respect to an aggregate of $225.0 million LIBOR-based borrowings. These swaps effectively fix the underlying LIBOR rate at a weighted average of 1.678%. The counterparties under the swaps are major financial institutions. These swaps have been designated as and are being accounted for as cash flow hedges with changes in fair value recorded in other comprehensive income each reporting period. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on our cash flow hedges during the three months ended March 31, 2012.

Amounts reported in accumulated other comprehensive loss ("AOCL") related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the period from April 1, 2012 through March 31, 2013, we estimate that $3.1 million will be reclassified as an increase to interest expense.

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

7.	Derivative Financial Instruments - Continued

The following table sets forth the fair value of our derivative instruments:

	March 31, 2012	December 31, 2011
Liability Derivatives:
Derivatives designated as cash flow hedges in other liabilities:
Interest rate swaps	$1,098	$2,202

The following table sets forth the effect of our cash flow hedges on AOCL and interest expense:

	Three Months Ended March 31,
	2012	2011
Derivatives Designated as Cash Flow Hedges:
Amount of unrealized gain recognized in AOCL on derivatives (effective portion):
Interest rate swaps	$1,104	$—
Amount of (gain) reclassified out of AOCL into contractual interest expense (effective portion):
Interest rate swaps	$(33)	$(29)

8.	Noncontrolling Interests

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

The following table sets forth noncontrolling interests in the Operating Partnership:

	Three Months Ended March 31,
	2012	2011
Beginning noncontrolling interests in the Operating Partnership	$110,655	$120,838
Adjustments of noncontrolling interests in the Operating Partnership to fair value	14,366	13,081
Conversion of Common Units to Common Stock	(63)	(186)
Net income attributable to noncontrolling interests in the Operating Partnership	827	507
Distributions to noncontrolling interests in the Operating Partnership	(1,584)	(1,610)
Total noncontrolling interests in the Operating Partnership	$124,201	$132,630

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

8.	Noncontrolling Interests - Continued

The following table sets forth net income available for common stockholders and transfers from noncontrolling interests in the Operating Partnership:

	Three Months Ended March 31,
	2012	2011
Net income available for common stockholders	$16,694	$10,136
Increase in additional paid in capital from conversion of Common Units to Common Stock	63	186
Change from net income available for common stockholders and transfers from noncontrolling interests	$16,757	$10,322

Noncontrolling Interests in Consolidated Affiliates

At March 31, 2012, noncontrolling interests in consolidated affiliates relates to our joint venture partner's 50.0% interest in office properties located in Richmond, VA. Our joint venture partner is an unrelated third party.

9.	Disclosure About Fair Value of Financial Instruments

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

Our Level 2 asset is the fair value of our mortgages and notes receivable, which was estimated by the income approach utilizing contractual cash flows and market-based interest rates to approximate the price that would be paid in an orderly transaction between market participants.

Our Level 2 liabilities include (1) the fair value of our mortgages and notes payable, which was estimated by the income approach utilizing contractual cash flows and market-based interest rates to approximate the price that would be paid in an orderly transaction between market participants and (2) interest rate swaps whose fair value is determined using the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments. The variable cash payments of our interest rate swaps are based on the expectation of future LIBOR interest rates (forward curves) derived from observed market LIBOR interest rate curves. In addition, credit valuation adjustments are incorporated in the fair values to account for potential nonperformance risk, but were concluded to not be significant inputs to the calculation for the periods presented.

Level 3. Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Our Level 3 assets include our tax increment financing bond, which is not routinely traded but whose fair value is determined by the income approach utilizing contractual cash flows and market-based interest rates to estimate the projected redemption value based on quoted bid/ask prices for similar unrated municipal bonds and real estate assets and for-sale residential condominiums recorded at fair value on a non-recurring basis as a result of our quarterly impairment analyses, which were valued using broker opinion of value and substantiated by internal cash flow projections.

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

9.	Disclosure About Fair Value of Financial Instruments - Continued

Our Level 3 liability is the fair value of our financing obligations, which was estimated by the income approach to approximate the price that would be paid in an orderly transaction between market participants, utilizing: (1) contractual cash flows; (2) market-based interest rates; and (3) a number of other assumptions including demand for space, competition for customers, changes in market rental rates, costs of operation and expected ownership periods.

The following tables set forth the assets, noncontrolling interests in the Operating Partnership and liabilities that we measure at fair value by level within the fair value hierarchy. We determine the level based on the lowest level of substantive input used to determine fair value.

		Level 1	Level 2	Level 3
	March 31, 2012	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
Assets:
Mortgages and notes receivable, at fair value (1)	$17,488	$—	$17,488	$—
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	3,219	3,219	—	—
Tax increment financing bond (in prepaid expenses and other assets)	15,075	—	—	15,075
Total Assets	$35,782	$3,219	$17,488	$15,075
Noncontrolling Interests in the Operating Partnership	$124,201	$124,201	$—	$—
Liabilities:
Mortgages and notes payable, at fair value (1)	$2,000,039	$—	$2,000,039	$—
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	1,098	—	1,098	—
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	3,219	3,219	—	—
Financing obligations, at fair value (1)	20,076	—	—	20,076
Total Liabilities	$2,024,432	$3,219	$2,001,137	$20,076

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

9.	Disclosure About Fair Value of Financial Instruments - Continued

		Level 1	Level 2	Level 3
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
Assets:
Mortgages and notes receivable, at fair value (1)	$18,990	$—	$18,990	$—
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	3,149	3,149	—	—
Tax increment financing bond (in prepaid expenses and other assets)	14,788	—	—	14,788
Impaired real estate assets and for-sale residential condominiums	12,767	—	—	12,767
Total Assets	$49,694	$3,149	$18,990	$27,555
Noncontrolling Interests in the Operating Partnership	$110,655	$110,655	$—	$—
Liabilities:
Mortgages and notes payable, at fair value (1)	$1,992,937	$—	$1,992,937	$—
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	2,202	—	2,202	—
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	3,149	3,149	—	—
Financing obligations, at fair value (1)	18,866	—	—	18,866
Total Liabilities	$2,017,154	$3,149	$1,995,139	$18,866
__________
(1)    Amounts carried at historical cost on our Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, respectively.

The following table sets forth the changes in our Level 3 asset, which is recorded at fair value on our Consolidated Balance Sheets on a recurring basis:

	Three Months Ended March 31,
	2012	2011
Asset:
Tax Increment Financing Bond:
Beginning balance	$14,788	$15,699
Unrealized gain/(loss) (in AOCL)	287	(135)
Ending balance	$15,075	$15,564

In 2007, we acquired a tax increment financing bond associated with a parking garage developed by us. This bond amortizes to maturity in 2020. The estimated fair value at March 31, 2012 was $2.0 million below the outstanding principal due on the bond. If the discount rate used to fair value this bond was 100 basis points higher or lower, the fair value of the bond would have been $0.6 million lower or $0.6 million higher, respectively, as of March 31, 2012. Currently, we intend to hold this bond and have concluded that we will not be required to sell this bond before recovery of the bond principal. Payment of the principal and interest for the bond is guaranteed by us and, therefore, we have recorded no credit losses related to the bond in the three months ended March 31, 2012 and 2011. There is no legal right of offset with the liability, which we report as a financing obligation, related to this tax increment financing bond.

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

9.	Disclosure About Fair Value of Financial Instruments - Continued

The following table sets forth quantitative information about the unobservable inputs of our Level 3 asset, which is recorded at fair value on our Consolidated Balance Sheets on a recurring basis:

	Fair Value at March 31, 2012	Valuation Technique	Unobservable Input	Discount Rate
Tax increment financing bond	$15,075	Income approach	Discount rate	10.71%

10.	Share-based Payments

During the three months ended March 31, 2012, we granted 190,886 stock options with an exercise price equal to the closing market price of a share of our Common Stock on the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, which resulted in a weighted average grant date fair value per share of $5.47. During the three months ended March 31, 2012, we also granted 83,489 shares of time-based restricted stock and 67,902 shares of total return-based restricted stock with weighted average grant date fair values per share of $32.18 and $38.71, respectively. We recorded stock-based compensation expense of $2.4 million and $2.0 million during the three months ended March 31, 2012 and 2011, respectively. At March 31, 2012, there was $9.4 million of total unrecognized stock-based compensation costs, which will be recognized over a weighted average remaining contractual term of 2.8 years.

11.	Accumulated Other Comprehensive Loss

The following table sets forth the components of accumulated other comprehensive loss:

	Three Months Ended March 31,
	2012	2011
Tax increment financing bond:
Beginning balance	$(2,309)	$(2,543)
Unrealized gain/(loss) on tax increment financing bond	287	(135)
Ending balance	(2,022)	(2,678)
Cash flow hedges:
Beginning balance	(3,425)	(1,105)
Unrealized gains on cash flow hedges	1,104	—
Amortization of settled cash flow hedges	(33)	(29)
Ending balance	(2,354)	(1,134)
Total accumulated other comprehensive loss	$(4,376)	$(3,812)

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

12.	Discontinued Operations

The following table sets forth our operations which required classification as discontinued operations:

	Three Months Ended March 31,
	2012	2011
Rental and other revenues	$429	$1,241
Operating expenses:
Rental property and other expenses	193	445
Depreciation and amortization	153	256
Total operating expenses	346	701
Income from discontinued operations	83	540
Net gains on disposition of discontinued operations	5,134	—
Total discontinued operations	$5,217	$540

The following table sets forth the major classes of assets and liabilities of the properties held for sale:

	March 31, 2012	December 31, 2011
Assets:
Land	$802	$1,901
Buildings and tenant improvements	9,444	16,184
Accumulated depreciation	(3,292)	(5,523)
Net real estate assets	6,954	12,562
Accrued straight line rents receivable	393	399
Deferred leasing costs, net	205	195
Prepaid expenses and other assets	4	104
Real estate and other assets, net, held for sale	$7,556	$13,260
Tenant security deposits, deferred rents and accrued costs (1)	$81	$72
__________

(1)	Included in accounts payable, accrued expenses and other liabilities.

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

13.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2012	2011
Earnings per Common Share - basic:
Numerator:
Income from continuing operations	$13,115	$11,903
Net (income) attributable to noncontrolling interests in the Operating Partnership from continuing operations	(571)	(480)
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(184)	(123)
Dividends on Preferred Stock	(627)	(1,677)
Income from continuing operations available for common stockholders	11,733	9,623
Income from discontinued operations	5,217	540
Net (income) attributable to noncontrolling interests in the Operating Partnership from discontinued operations	(256)	(27)
Income from discontinued operations available for common stockholders	4,961	513
Net income available for common stockholders	$16,694	$10,136
Denominator:
Denominator for basic earnings per Common Share – weighted average shares (1) (2)	72,836	71,817
Earnings per Common Share - basic:
Income from continuing operations available for common stockholders	$0.16	$0.13
Income from discontinued operations available for common stockholders	0.07	0.01
Net income available for common stockholders	$0.23	$0.14
Earnings per Common Share - diluted:
Numerator:
Income from continuing operations	$13,115	$11,903
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(184)	(123)
Dividends on Preferred Stock	(627)	(1,677)
Income from continuing operations available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	12,304	10,103
Income from discontinued operations available for common stockholders	5,217	540
Net income available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	$17,521	$10,643
Denominator:
Denominator for basic earnings per Common Share –weighted average shares (1) (2)	72,836	71,817
Add:
Stock options using the treasury method	132	185
Noncontrolling interests Common Units	3,728	3,790
Denominator for diluted earnings per Common Share – adjusted weighted average shares and assumed conversions (1)	76,696	75,792
Earnings per Common Share - diluted:
Income from continuing operations available for common stockholders	$0.16	$0.13
Income from discontinued operations available for common stockholders	0.07	0.01
Net income available for common stockholders	$0.23	$0.14
__________

(1)
There were 0.6 million and 0.3 million options outstanding during the three months ended March 31, 2012 and 2011, respectively, that were not included in the computation of diluted earnings per share because the impact of including such options would be anti-dilutive.

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

The following table summarizes the rental and other revenues and net operating income, the primary industry property-level performance metric which is defined as rental and other revenues less rental property and other expenses, for each reportable segment:

	Three Months Ended March 31,
	2012	2011
Rental and Other Revenues: (1)
Office:
Atlanta, GA	$15,785	$11,902
Greenville, SC	3,504	3,505
Kansas City, MO	3,762	3,657
Memphis, TN	10,139	10,103
Nashville, TN	15,603	14,616
Orlando, FL	2,688	2,318
Piedmont Triad, NC	5,081	5,364
Pittsburgh, PA	9,087	—
Raleigh, NC	19,781	19,322
Richmond, VA	11,511	11,379
Tampa, FL	17,138	16,376
Total Office Segment	114,079	98,542
Industrial:
Atlanta, GA	3,774	3,934
Piedmont Triad, NC	3,165	2,977
Total Industrial Segment	6,939	6,911
Retail:
Kansas City, MO	8,925	8,898
Total Retail Segment	8,925	8,898
Total Rental and Other Revenues	$129,943	$114,351

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

14.	Segment Information - Continued

	Three Months Ended March 31,
	2012	2011
Net Operating Income: (1)
Office:
Atlanta, GA	$10,396	$7,493
Greenville, SC	2,133	2,075
Kansas City, MO	2,362	2,114
Memphis, TN	6,103	5,759
Nashville, TN	10,603	9,651
Orlando, FL	1,416	1,166
Piedmont Triad, NC	3,233	3,600
Pittsburgh, PA	4,282	—
Raleigh, NC	13,854	13,219
Richmond, VA	7,884	7,861
Tampa, FL	10,840	10,130
Total Office Segment	73,106	63,068
Industrial:
Atlanta, GA	2,889	2,839
Piedmont Triad, NC	2,288	2,223
Total Industrial Segment	5,177	5,062
Retail:
Kansas City, MO	5,536	5,287
Total Retail Segment	5,536	5,287
Total Net Operating Income	83,819	73,417
Reconciliation to income from continuing operations before disposition of condominiums and equity in earnings/(losses) of unconsolidated affiliates:
Depreciation and amortization	(38,362)	(33,556)
General and administrative expense	(9,673)	(7,793)
Interest expense	(24,802)	(23,543)
Other income	2,230	1,873
Income from continuing operations before disposition of condominiums and equity in earnings/(losses) of unconsolidated affiliates	$13,212	$10,398
__________

(1)	Net of discontinued operations.

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

15.	Subsequent Events

In early April 2012, the Company issued 307,900 shares of Common Stock from sales in the first quarter of 2012 under our equity sales agreements at an average gross sales price of $32.93 per share raising net proceeds, after sales commissions and expenses, of $10.0 million.

On April 25, 2012, we sold an office property located near Tampa, FL for gross proceeds of $9.5 million. We expect to record a gain on disposition of discontinued operations of $1.4 million related to this transaction.

On April 27, 2012, we acquired a 178,300 square foot office property in Cary, NC from our DLF I joint venture for $26.0 million. The joint venture's net proceeds of $25.3 million were all used to reduce the balance of the advance due to us from the joint venture.

[This page is intentionally left blank]

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Balance Sheets
(Unaudited and in thousands, except unit and per unit data)

	March 31, 2012	December 31, 2011
Assets:
Real estate assets, at cost:
Land	$368,122	$367,870
Buildings and tenant improvements	3,137,658	3,127,984
Land held for development	105,206	105,206
	3,610,986	3,601,060
Less-accumulated depreciation	(911,512)	(895,777)
Net real estate assets	2,699,474	2,705,283
For-sale residential condominiums	3,808	4,751
Real estate and other assets, net, held for sale	7,556	13,260
Cash and cash equivalents	9,052	11,151
Restricted cash	20,753	26,666
Accounts receivable, net of allowance of $3,413 and $3,548, respectively	30,481	30,093
Mortgages and notes receivable, net of allowance of $122 and $61, respectively	17,119	18,600
Accrued straight-line rents receivable, net of allowance of $1,420 and $1,294, respectively	110,977	105,611
Investments in and advances to unconsolidated affiliates	98,000	99,296
Deferred financing and leasing costs, net of accumulated amortization of $67,662 and $63,059, respectively	129,204	128,390
Prepaid expenses and other assets	42,994	36,783
Total Assets	$3,169,418	$3,179,884
Liabilities, Redeemable Operating Partnership Units and Equity:
Mortgages and notes payable	$1,903,978	$1,903,213
Accounts payable, accrued expenses and other liabilities	122,545	148,821
Financing obligations	31,110	31,444
Total Liabilities	2,057,633	2,083,478
Commitments and contingencies
Redeemable Operating Partnership Units:
Common Units, 3,727,518 and 3,729,518 outstanding, respectively	124,201	110,655
Series A Preferred Units (liquidation preference $1,000 per unit), 29,077 units issued and outstanding	29,077	29,077
Total Redeemable Operating Partnership Units	153,278	139,732
Equity:
Common Units:
General partner Common Units, 769,273 and 759,684 outstanding, respectively	9,580	9,575
Limited partner Common Units, 72,430,489 and 71,479,204 outstanding, respectively	948,764	948,187
Accumulated other comprehensive loss	(4,376)	(5,734)
Noncontrolling interests in consolidated affiliates	4,539	4,646
Total Equity	958,507	956,674
Total Liabilities, Redeemable Operating Partnership Units and Equity	$3,169,418	$3,179,884

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Income
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended March 31,
	2012	2011
Rental and other revenues	$129,943	$114,351
Operating expenses:
Rental property and other expenses	46,062	41,083
Depreciation and amortization	38,362	33,556
General and administrative	9,735	7,644
Total operating expenses	94,159	82,283
Interest expense:
Contractual	23,948	22,431
Amortization of deferred financing costs	902	821
Financing obligations	(48)	291
	24,802	23,543
Other income:
Interest and other income	2,230	1,873
	2,230	1,873
Income from continuing operations before disposition of condominiums and equity in earnings/(losses) of unconsolidated affiliates	13,212	10,398
Gains on for-sale residential condominiums	65	38
Equity in earnings/(losses) of unconsolidated affiliates	(160)	1,475
Income from continuing operations	13,117	11,911
Discontinued operations:
Income from discontinued operations	83	540
Net gains on disposition of discontinued operations	5,134	—
	5,217	540
Net income	18,334	12,451
Net (income) attributable to noncontrolling interests in consolidated affiliates	(184)	(123)
Distributions on Preferred Units	(627)	(1,677)
Net income available for common unitholders	$17,523	$10,651
Earnings per Common Unit – basic:
Income from continuing operations available for common unitholders	$0.16	$0.13
Income from discontinued operations available for common unitholders	0.07	0.01
Net income available for common unitholders	$0.23	$0.14
Weighted average Common Units outstanding – basic	76,155	75,198
Earnings per Common Unit – diluted:
Income from continuing operations available for common unitholders	$0.16	$0.13
Income from discontinued operations available for common unitholders	0.07	0.01
Net income available for common unitholders	$0.23	$0.14
Weighted average Common Units outstanding – diluted	76,287	75,383
Distributions declared per Common Unit	$0.425	$0.425
Net income available for common unitholders:
Income from continuing operations available for common unitholders	$12,306	$10,111
Income from discontinued operations available for common unitholders	5,217	540
Net income available for common unitholders	$17,523	$10,651

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended March 31,
	2012	2011
Other comprehensive income/(loss):
Net income	$18,334	$12,451
Other comprehensive income/(loss):
Unrealized gain/(loss) on tax increment financing bond	287	(135)
Unrealized gains on cash flow hedges	1,104	—
Amortization of settled cash flow hedges	(33)	(29)
Total other comprehensive income/(loss)	1,358	(164)
Total comprehensive income	$19,692	$12,287
Less-comprehensive (income) attributable to noncontrolling interests	(184)	(123)
Comprehensive income attributable to the Operating Partnership	$19,508	$12,164

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Capital
(Unaudited and in thousands, except unit amounts)

	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total Partners’ Capital
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2011	$9,575	$948,187	$(5,734)	$4,646	$956,674
Issuances of Common Units, net	266	26,378	—	—	26,644
Distributions paid on Common Units	(323)	(32,048)	—	—	(32,371)
Distributions paid on Preferred Units	(6)	(621)	—	—	(627)
Share-based compensation expense	24	2,398	—	—	2,422
Distribution to noncontrolling interests in consolidated affiliates	—	—	—	(291)	(291)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	(137)	(13,499)	—	—	(13,636)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(2)	(182)	—	184	—
Comprehensive income:
Net income	183	18,151	—	—	18,334
Other comprehensive income	—	—	1,358	—	1,358
Total comprehensive income					19,692
Balance at March 31, 2012	$9,580	$948,764	$(4,376)	$4,539	$958,507

	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total Partners’ Capital
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2010	$10,044	$994,610	$(3,648)	$4,460	$1,005,466
Issuances of Common Units, net	84	8,307	—	—	8,391
Distributions paid on Common Units	(318)	(31,529)	—	—	(31,847)
Distributions paid on Preferred Units	(17)	(1,660)	—	—	(1,677)
Share-based compensation expense	20	2,006	—	—	2,026
Distribution to noncontrolling interests in consolidated affiliates	—	—	—	(221)	(221)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	(122)	(12,000)	—	—	(12,122)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(1)	(122)	—	123	—
Comprehensive income/(loss):
Net income	125	12,326	—	—	12,451
Other comprehensive loss	—	—	(164)	—	(164)
Total comprehensive income					12,287
Balance at March 31, 2011	$9,815	$971,938	$(3,812)	$4,362	$982,303

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Three Months Ended March 31,
	2012	2011
Operating activities:
Net income	$18,334	$12,451
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,515	33,812
Amortization of lease incentives and acquisition-related intangible assets and liabilities	69	499
Share-based compensation expense	2,422	2,026
Allowance for losses on accounts and accrued straight-line rents receivable	579	298
Amortization of deferred financing costs	902	821
Amortization of settled cash flow hedges	(33)	(29)
Net gains on disposition of property	(5,134)	—
Gains on for-sale residential condominiums	(65)	(38)
Equity in (earnings)/losses of unconsolidated affiliates	160	(1,475)
Changes in financing obligations	(334)	(74)
Distributions of earnings from unconsolidated affiliates	1,381	1,132
Changes in operating assets and liabilities:
Accounts receivable	2,470	(993)
Prepaid expenses and other assets	(4,449)	(1,295)
Accrued straight-line rents receivable	(5,382)	(3,214)
Accounts payable, accrued expenses and other liabilities	(27,344)	(15,291)
Net cash provided by operating activities	22,091	28,630
Investing activities:
Investment in development in process	—	(1,479)
Investment in tenant improvements and deferred leasing costs	(22,671)	(12,912)
Investment in building improvements	(8,483)	(2,444)
Net proceeds from disposition of real estate assets	10,941	—
Net proceeds from disposition of for-sale residential condominiums	1,008	510
Distributions of capital from unconsolidated affiliates	901	408
Repayments of mortgages and notes receivable	1,481	133
Investments in and advances to unconsolidated affiliates	(1,197)	(422)
Changes in restricted cash and other investing activities	5,124	1,966
Net cash used in investing activities	(12,896)	(14,240)
Financing activities:
Distributions on Common Units	(32,371)	(31,847)
Dividends on Preferred Units	(627)	(1,677)
Distributions to noncontrolling interests in consolidated affiliates	(291)	(221)
Net proceeds from the issuance of Common Units	25,141	8,391
Repurchase of units related to tax withholdings	(1,748)	—
Borrowings on revolving credit facility	61,000	5,000
Repayments of revolving credit facility	(282,000)	(35,000)
Borrowings on mortgages and notes payable	225,000	200,000
Repayments of mortgages and notes payable	(3,067)	(140,491)
Additions to deferred financing costs and other financing activities	(2,331)	(1,951)
Net cash provided by/(used in) financing activities	(11,294)	2,204
Net increase/(decrease) in cash and cash equivalents	(2,099)	16,594
Cash and cash equivalents at beginning of the period	11,151	14,198
Cash and cash equivalents at end of the period	$9,052	$30,792

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows - Continued
(Unaudited and in thousands)

Supplemental disclosure of cash flow information:

	Three Months Ended March 31,
	2012	2011
Cash paid for interest, net of amounts capitalized	$25,970	$23,602

Supplemental disclosure of non-cash investing and financing activities:

	Three Months Ended March 31,
	2012	2011
Unrealized gains on cash flow hedges	$1,104	$—
Changes in accrued capital expenditures	975	2,641
Write-off of fully depreciated real estate assets	15,841	9,912
Write-off of fully amortized deferred financing and leasing costs	3,320	4,023
Unrealized gains on marketable securities of non-qualified deferred compensation plan	334	177
Adjustment of Redeemable Common Units to fair value	13,546	11,792
Unrealized gain/(loss) on tax increment financing bond	287	(135)

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(tabular dollar amounts in thousands, except per unit data)
(Unaudited)

1.    Description of Business and Significant Accounting Policies

Description of Business

Highwoods Properties, Inc., together with its consolidated subsidiaries (the “Company”), is a fully-integrated, self-administered and self-managed equity real estate investment trust (“REIT”) that provides leasing, management, development, construction and other customer-related services for its properties and for third parties. The Company conducts virtually all of its activities through Highwoods Realty Limited Partnership (the “Operating Partnership”). At March 31, 2012, the Company and/or the Operating Partnership wholly owned: 303 in-service office, industrial and retail properties, comprising 29.3 million square feet; 14 for-sale residential condominiums; 581 acres of undeveloped land suitable for future development, of which 518 acres are considered core assets; one office property planned for development; and one office property that is considered completed but not yet stabilized.

The Company is the sole general partner of the Operating Partnership. At March 31, 2012, the Company owned all of the Preferred Units and 73.2 million, or 95.2%, of the Common Units in the Operating Partnership. Limited partners, including one officer and two directors of the Company, own the remaining 3.7 million Common Units. In the event the Company issues shares of Common Stock, the net proceeds are contributed to the Operating Partnership in exchange for additional Common Units. Generally, the Operating Partnership is required to redeem each Common Unit at the request of the holder thereof for cash equal to the value of one share of the Company’s Common Stock, $0.01 par value, based on the average of the market price for the 10 trading days immediately preceding the notice date of such redemption, provided that the Company at its option may elect to acquire any such Common Units presented for redemption for cash or one share of Common Stock. The Common Units owned by the Company are not redeemable. During the three months ended March 31, 2012, the Company redeemed 2,000 Common Units for a like number of shares of Common Stock. The redemptions, in conjunction with the proceeds from issuances of Common Stock contributed to the Operating Partnership in exchange for additional Common Units, increased the percentage of Common Units owned by the Company from 95.1% at December 31, 2011 to 95.2% at March 31, 2012.

Common Stock Offerings

The Company has entered into equity sales agreements with various financial institutions to offer and sell, from time to time, shares of its Common Stock by means of ordinary brokers' transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices or as otherwise agreed with any of the institutions. During the first quarter of 2012, the Company issued 785,500 shares of Common Stock under these agreements at an average gross sales price of $32.82 per share raising net proceeds, after sales commissions and expenses, of $25.4 million, of which $3.2 million was due to the Operating Partnership at March 31, 2012.

Basis of Presentation

Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Our Consolidated Balance Sheet at December 31, 2011 was revised from previously reported amounts to reflect in real estate and other assets, net, held for sale those properties which qualified as held for sale during the three months ended March 31, 2012. Our Consolidated Statements of Income for the three months ended March 31, 2011 were revised from previously reported amounts to reflect in discontinued operations the operations for those properties that qualified for discontinued operations. Prior period amounts related to capital expenditures in our Consolidated Statements of Cash Flows have been reclassified to conform to the current period presentation.

Our Consolidated Financial Statements include wholly owned subsidiaries and those entities in which we have the controlling financial interest. All significant intercompany transactions and accounts have been eliminated. At March 31, 2012 and December 31, 2011, we had involvement with no entities that we concluded to be variable interest entities.

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

1.    Description of Business and Significant Accounting Policies – Continued

The unaudited interim consolidated financial statements and accompanying unaudited consolidated financial information, in the opinion of management, contain all adjustments (including normal recurring accruals) necessary for a fair presentation of our financial position, results of operations and cash flows. We have omitted certain notes and other information from the interim consolidated financial statements presented in this Quarterly Report on Form 10-Q as permitted by SEC rules and regulations. These Consolidated Financial Statements should be read in conjunction with our 2011 Annual Report on Form 10-K.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Recently Issued Accounting Standards

As a result of adopting certain new or amended accounting pronouncements in the first quarter of 2012, we have enhanced our disclosure of assets and liabilities measured at fair value and elected to continue use of credit valuation adjustments on a net basis by counterparty as part of the calculation to determine the fair value of our derivatives. Our disclosures now include: (1) significant transfers between Levels 1 and 2 of the fair value hierarchy, if any; (2) additional quantitative and qualitative information regarding fair value measurements categorized as Level 3 of the fair value hierarchy; and (3) the hierarchy classification for items whose fair value is not recorded on our Consolidated Balance Sheets but was disclosed previously in our Notes to Consolidated Financial Statements. Additionally, we have presented comprehensive income in a separate financial statement entitled Consolidated Statements of Comprehensive Income.

2.    Real Estate Assets

Dispositions

During the first quarter of 2012, we sold 96 vacant rental residential units in Kansas City, MO for gross proceeds of $11.0 million. We recorded gain on disposition of discontinued operations of $5.1 million related to this disposition.

3.    Mortgages and Notes Receivable

The following table sets forth our mortgages and notes receivable:

	March 31, 2012	December 31, 2011
Seller financing (first mortgages)	$15,807	$17,180
Less allowance	—	—
	15,807	17,180
Promissory notes	1,434	1,481
Less allowance	(122)	(61)
	1,312	1,420
Mortgages and notes receivable, net	$17,119	$18,600

Our mortgages and notes receivable consist primarily of seller financing issued in conjunction with two disposition transactions in 2010. This seller financing is evidenced by first mortgages secured by the assignment of rents and the underlying real estate assets. We evaluate the collectibility of the receivables by monitoring the leasing statistics and market fundamentals of these assets. As of March 31, 2012, the payments on both mortgages receivable were current and there were no other indications of impairment on the receivables. We may be required to take impairment charges in the future if and to the extent the underlying collateral diminishes in value.

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

3.    Mortgages and Notes Receivable - Continued

The following table sets forth our notes receivable allowance, which relates only to promissory notes:

	Three Months Ended March 31,
	2012	2011
Beginning notes receivable allowance	$61	$868
Bad debt expense	—	22
Recoveries/write-offs/other	61	(393)
Total notes receivable allowance	$122	$497

4.    Investments in and Advances to Affiliates

Unconsolidated Affiliates

We have equity interests of up to 50.0% in various joint ventures with unrelated third parties and a secured debt interest in one of those joint ventures, as described below. The following table sets forth the combined, summarized income statements for our unconsolidated joint ventures:

	Three Months Ended March 31,
	2012	2011
Income Statements:
Rental and other revenues	$23,797	$24,202
Expenses:
Rental property and other expenses	10,801	11,371
Depreciation and amortization	6,254	6,246
Impairment of real estate assets	7,180	—
Interest expense	5,663	5,825
Total expenses	29,898	23,442
Net income/(loss)	$(6,101)	$760
Our share of:
Depreciation and amortization of real estate assets	$2,059	$2,055
Impairment of real estate assets	$1,002	$—
Interest expense	$1,959	$2,137
Net income/(loss)	$(786)	$935

Our share of net income/(loss)	$(786)	$935
Purchase accounting and management, leasing and other fees adjustments	626	540
Equity in earnings/(losses) of unconsolidated affiliates	$(160)	$1,475

In 2011, we provided a $38.3 million interest-only secured loan to our DLF I joint venture that originally was scheduled to mature in March 2012. The loan bears interest at LIBOR plus 500 basis points. During the first quarter of 2012, the maturity date of the loan was extended to June 30, 2012. We recorded $0.4 million of interest income from this loan in interest and other income during the three months ended March 31, 2012. There was no interest income recorded for this loan during the three months ended March 31, 2011.

During the first quarter of 2012, we recorded $1.0 million as our share of impairment of real estate assets on two office properties in our DLF I joint venture, due to a decline in projected occupancy and a change in the assumed holding period of those assets, which reduced the expected future cash flows from the properties.

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

5.    Intangible Assets and Below Market Lease Liabilities

The following table sets forth total intangible assets and below market lease liabilities, net of accumulated amortization:

	March 31, 2012	December 31, 2011
Assets:
Deferred financing costs	$20,251	$18,044
Less accumulated amortization	(6,675)	(5,797)
	13,576	12,247
Deferred leasing costs (including lease incentives and acquisition-related intangible assets)	176,615	173,405
Less accumulated amortization	(60,987)	(57,262)
	115,628	116,143
Deferred financing and leasing costs, net	$129,204	$128,390

Liabilities (in accounts payable, accrued expenses and other liabilities):
Acquisition-related below market lease liabilities	$16,390	$16,441
Less accumulated amortization	(1,457)	(971)
	$14,933	$15,470

The following table sets forth amortization of intangible assets and below market lease liabilities:

	Three Months Ended March 31,
	2012	2011
Amortization of deferred financing costs	$902	$821
Amortization of deferred leasing costs and acquisition-related intangible assets (in depreciation and amortization)	$6,440	$4,356
Amortization of lease incentives (in rental and other revenues)	$343	$338
Amortization of acquisition-related intangible assets (in rental and other revenues)	$270	$186
Amortization of acquisition-related below market lease liabilities (in rental and other revenues)	$(544)	$(25)

The following table sets forth scheduled future amortization of intangible assets and below market lease liabilities:

	Amortization of Deferred Financing Costs	Amortization of Deferred Leasing Costs and Acquisition-Related Intangible Assets (in Depreciation and Amortization)	Amortization of Lease Incentives (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental and Other Revenues)	Amortization of Acquisition-Related Below Market Lease Liabilities (in Rental and Other Revenues)
April 1, 2012 through December 31, 2012	$2,835	$19,281	$981	$788	$(1,589)
2013	3,306	21,690	1,154	820	(2,093)
2014	3,004	17,497	992	526	(2,019)
2015	2,391	13,476	771	341	(1,807)
2016	1,020	10,175	600	281	(1,511)
Thereafter	1,020	23,172	2,341	742	(5,914)
	$13,576	$105,291	$6,839	$3,498	$(14,933)

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

5.    Intangible Assets and Below Market Lease Liabilities - Continued

The weighted average remaining amortization periods for deferred financing costs, deferred leasing costs and acquisition-related intangible assets (in depreciation and amortization), lease incentives (in rental and other revenues), acquisition-related intangible assets (in rental and other revenues) and acquisition-related below market lease liabilities (in rental and other revenues) were 4.0 years, 6.2 years, 8.0 years, 5.7 years and 8.4 years, respectively, as of March 31, 2012.

6.    Mortgages and Notes Payable

The following table sets forth our mortgages and notes payable:

	March 31, 2012	December 31, 2011
Secured indebtedness	$746,784	$750,049
Unsecured indebtedness	1,157,194	1,153,164
Total mortgages and notes payable	$1,903,978	$1,903,213

At March 31, 2012, our secured mortgage loans were secured by real estate assets with an aggregate undepreciated book value of $1.2 billion.

Our $475.0 million unsecured revolving credit facility is scheduled to mature on July 27, 2015 and includes an accordion feature that allows for an additional $75.0 million of borrowing capacity subject to additional lender commitments. Assuming no defaults have occurred, we have an option to extend the maturity for an additional year. The interest rate at our current credit ratings is LIBOR plus 150 basis points and the annual facility fee is 35 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody's Investors Service or Standard & Poor's Ratings Services. We use our revolving credit facility for working capital purposes and for the short-term funding of our development and acquisition activity and, in certain instances, the repayment of other debt. Continuing ability to borrow under the revolving credit facility allows us to quickly capitalize on strategic opportunities at short-term interest rates. There was $141.0 million and $112.0 million outstanding under our revolving credit facility at March 31, 2012 and April 26, 2012, respectively. At both March 31, 2012 and April 26, 2012, we had $0.2 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at March 31, 2012 and April 26, 2012 was $333.8 million and $362.8 million, respectively.

In the first quarter of 2012, we obtained a $225.0 million, seven-year unsecured bank term loan bearing interest of LIBOR plus 190 basis points. The proceeds were used to pay off amounts then outstanding under our revolving credit facility.

We are currently in compliance with the debt covenants and other requirements with respect to our outstanding debt.

7.	Derivative Financial Instruments

We have six floating-to-fixed interest rate swaps for seven-year periods each with respect to an aggregate of $225.0 million LIBOR-based borrowings. These swaps effectively fix the underlying LIBOR rate at a weighted average of 1.678%. The counterparties under the swaps are major financial institutions. These swaps have been designated as and are being accounted for as cash flow hedges with changes in fair value recorded in other comprehensive income each reporting period. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on our cash flow hedges during the three months ended March 31, 2012.

Amounts reported in accumulated other comprehensive loss ("AOCL") related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the period from April 1, 2012 through March 31, 2013, we estimate that $3.1 million will be reclassified as an increase to interest expense.

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

7.	Derivative Financial Instruments - Continued

The following table sets forth the fair value of our derivative instruments:

	March 31, 2012	December 31, 2011
Liability Derivatives:
Derivatives designated as cash flow hedges in other liabilities:
Interest rate swaps	$1,098	$2,202

The following table sets forth the effect of our cash flow hedges on AOCL and interest expense:

	Three Months Ended March 31,
	2012	2011
Derivatives Designated as Cash Flow Hedges:
Amount of unrealized gain recognized in AOCL on derivatives (effective portion):
Interest rate swaps	$1,104	$—
Amount of (gain) reclassified out of AOCL into contractual interest expense (effective portion):
Interest rate swaps	$(33)	$(29)

8.	Noncontrolling Interests

Noncontrolling Interests in Consolidated Affiliates

At March 31, 2012, noncontrolling interests in consolidated affiliates relates to our joint venture partner's 50.0% interest in office properties located in Richmond, VA. Our joint venture partner is an unrelated third party.

9.	Disclosure About Fair Value of Financial Instruments

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

Our Level 2 asset is the fair value of our mortgages and notes receivable, which was estimated by the income approach utilizing contractual cash flows and market-based interest rates to approximate the price that would be paid in an orderly transaction between market participants.

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

9.	Disclosure About Fair Value of Financial Instruments - Continued

Our Level 2 liabilities include (1) the fair value of our mortgages and notes payable, which was estimated by the income approach utilizing contractual cash flows and market-based interest rates to approximate the price that would be paid in an orderly transaction between market participants and (2) interest rate swaps whose fair value is determined using the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments. The variable cash payments of our interest rate swaps are based on the expectation of future LIBOR interest rates (forward curves) derived from observed market LIBOR interest rate curves. In addition, credit valuation adjustments are incorporated in the fair values to account for potential nonperformance risk, but were concluded to not be significant inputs to the calculation for the periods presented.

Level 3. Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Our Level 3 assets include our tax increment financing bond, which is not routinely traded but whose fair value is determined by the income approach utilizing contractual cash flows and market-based interest rates to estimate the projected redemption value based on quoted bid/ask prices for similar unrated municipal bonds and real estate assets and for-sale residential condominiums recorded at fair value on a non-recurring basis as a result of our quarterly impairment analyses, which were valued using broker opinion of value and substantiated by internal cash flow projections.

Our Level 3 liability is the fair value of our financing obligations, which was estimated by the income approach to approximate the price that would be paid in an orderly transaction between market participants, utilizing: (1) contractual cash flows; (2) market-based interest rates; and (3) a number of other assumptions including demand for space, competition for customers, changes in market rental rates, costs of operation and expected ownership periods.

The following tables set forth the assets and liabilities that we measure at fair value by level within the fair value hierarchy. We determine the level based on the lowest level of substantive input used to determine fair value.

		Level 1	Level 2	Level 3
	March 31, 2012	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
Assets:
Mortgages and notes receivable, at fair value (1)	$17,488	$—	$17,488	$—
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	3,219	3,219	—	—
Tax increment financing bond (in prepaid expenses and other assets)	15,075	—	—	15,075
Total Assets	$35,782	$3,219	$17,488	$15,075
Liabilities:
Mortgages and notes payable, at fair value (1)	$2,000,039	$—	$2,000,039	$—
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	1,098	—	1,098	—
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	3,219	3,219	—	—
Financing obligations, at fair value (1)	20,076	—	—	20,076
Total Liabilities	$2,024,432	$3,219	$2,001,137	$20,076

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

9.	Disclosure About Fair Value of Financial Instruments - Continued

		Level 1	Level 2	Level 3
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
Assets:
Mortgages and notes receivable, at fair value (1)	$18,990	$—	$18,990	$—
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	3,149	3,149	—	—
Tax increment financing bond (in prepaid expenses and other assets)	14,788	—	—	14,788
Impaired real estate assets and for-sale residential condominiums	12,767	—	—	12,767
Total Assets	$49,694	$3,149	$18,990	$27,555
Liabilities:
Mortgages and notes payable, at fair value (1)	$1,992,937	$—	$1,992,937	$—
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	2,202	—	2,202	—
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	3,149	3,149	—	—
Financing obligations, at fair value (1)	18,866	—	—	18,866
Total Liabilities	$2,017,154	$3,149	$1,995,139	$18,866
__________
(1)    Amounts carried at historical cost on our Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, respectively.

The following table sets forth the changes in our Level 3 asset, which is recorded at fair value on our Consolidated Balance Sheets on a recurring basis:

	Three Months Ended March 31,
	2012	2011
Asset:
Tax Increment Financing Bond:
Beginning balance	$14,788	$15,699
Unrealized gain/(loss) (in AOCL)	287	(135)
Ending balance	$15,075	$15,564

In 2007, we acquired a tax increment financing bond associated with a parking garage developed by us. This bond amortizes to maturity in 2020. The estimated fair value at March 31, 2012 was $2.0 million below the outstanding principal due on the bond. If the discount rate used to fair value this bond was 100 basis points higher or lower, the fair value of the bond would have been $0.6 million lower or $0.6 million higher, respectively, as of March 31, 2012. Currently, we intend to hold this bond and have concluded that we will not be required to sell this bond before recovery of the bond principal. Payment of the principal and interest for the bond is guaranteed by us and, therefore, we have recorded no credit losses related to the bond in the three months ended March 31, 2012 and 2011. There is no legal right of offset with the liability, which we report as a financing obligation, related to this tax increment financing bond.

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

9.	Disclosure About Fair Value of Financial Instruments - Continued

The following table sets forth quantitative information about the unobservable inputs of our Level 3 asset, which is recorded at fair value on our Consolidated Balance Sheets on a recurring basis:

	Fair Value at March 31, 2012	Valuation Technique	Unobservable Input	Discount Rate
Tax increment financing bond	$15,075	Income approach	Discount rate	10.71%

10.	Share-based Payments

During the three months ended March 31, 2012, the Company granted 190,886 stock options with an exercise price equal to the closing market price of a share of its Common Stock on the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, which resulted in a weighted average grant date fair value per share of $5.47. During the three months ended March 31, 2012, the Company also granted 83,489 shares of time-based restricted stock and 67,902 shares of total return-based restricted stock with weighted average grant date fair values per share of $32.18 and $38.71, respectively. We recorded stock-based compensation expense of $2.4 million and $2.0 million during the three months ended March 31, 2012 and 2011, respectively. At March 31, 2012, there was $9.4 million of total unrecognized stock-based compensation costs, which will be recognized over a weighted average remaining contractual term of 2.8 years.

11.	Accumulated Other Comprehensive Loss

The following table sets forth the components of accumulated other comprehensive loss:

	Three Months Ended March 31,
	2012	2011
Tax increment financing bond:
Beginning balance	$(2,309)	$(2,543)
Unrealized gain/(loss) on tax increment financing bond	287	(135)
Ending balance	(2,022)	(2,678)
Cash flow hedges:
Beginning balance	(3,425)	(1,105)
Unrealized gains on cash flow hedges	1,104	—
Amortization of settled cash flow hedges	(33)	(29)
Ending balance	(2,354)	(1,134)
Total accumulated other comprehensive loss	$(4,376)	$(3,812)

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

12.	Discontinued Operations

The following table sets forth our operations which required classification as discontinued operations:

	Three Months Ended March 31,
	2012	2011
Rental and other revenues	$429	$1,241
Operating expenses:
Rental property and other expenses	193	445
Depreciation and amortization	153	256
Total operating expenses	346	701
Income from discontinued operations	83	540
Net gains on disposition of discontinued operations	5,134	—
Total discontinued operations	$5,217	$540

The following table sets forth the major classes of assets and liabilities of the properties held for sale:

	March 31, 2012	December 31, 2011
Assets:
Land	$802	$1,901
Buildings and tenant improvements	9,444	16,184
Accumulated depreciation	(3,292)	(5,523)
Net real estate assets	6,954	12,562
Accrued straight line rents receivable	393	399
Deferred leasing costs, net	205	195
Prepaid expenses and other assets	4	104
Real estate and other assets, net, held for sale	$7,556	$13,260
Tenant security deposits, deferred rents and accrued costs (1)	$81	$72
__________

(1)	Included in accounts payable, accrued expenses and other liabilities.

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

13.	Earnings Per Unit

The following table sets forth the computation of basic and diluted earnings per unit:

	Three Months Ended March 31,
	2012	2011
Earnings per Common Unit - basic:
Numerator:
Income from continuing operations	$13,117	$11,911
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(184)	(123)
Distributions on Preferred Units	(627)	(1,677)
Income from continuing operations available for common unitholders	12,306	10,111
Income from discontinued operations available for common unitholders	5,217	540
Net income available for common unitholders	$17,523	$10,651
Denominator:
Denominator for basic earnings per Common Unit – weighted average units (1) (2)	76,155	75,198
Earnings per Common Unit - basic:
Income from continuing operations available for common unitholders	$0.16	$0.13
Income from discontinued operations available for common unitholders	0.07	0.01
Net income available for common unitholders	$0.23	$0.14
Earnings per Common Unit - diluted:
Numerator:
Income from continuing operations	$13,117	$11,911
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(184)	(123)
Distributions on Preferred Units	(627)	(1,677)
Income from continuing operations available for common unitholders	12,306	10,111
Income from discontinued operations available for common unitholders	5,217	540
Net income available for common unitholders	$17,523	$10,651
Denominator:
Denominator for basic earnings per Common Unit –weighted average units (1) (2)	76,155	75,198
Add:
Stock options using the treasury method	132	185
Denominator for diluted earnings per Common Unit – adjusted weighted average units and assumed conversions (1)	76,287	75,383
Earnings per Common Unit - diluted:
Income from continuing operations available for common unitholders	$0.16	$0.13
Income from discontinued operations available for common unitholders	0.07	0.01
Net income available for common unitholders	$0.23	$0.14
__________

(1)
There were 0.6 million and 0.3 million options outstanding during the three months ended March 31, 2012 and 2011, respectively, that were not included in the computation of diluted earnings per unit because the impact of including such options would be anti-dilutive.

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

The following table summarizes the rental and other revenues and net operating income, the primary industry property-level performance metric which is defined as rental and other revenues less rental property and other expenses, for each reportable segment:

	Three Months Ended March 31,
	2012	2011
Rental and Other Revenues: (1)
Office:
Atlanta, GA	$15,785	$11,902
Greenville, SC	3,504	3,505
Kansas City, MO	3,762	3,657
Memphis, TN	10,139	10,103
Nashville, TN	15,603	14,616
Orlando, FL	2,688	2,318
Piedmont Triad, NC	5,081	5,364
Pittsburgh, PA	9,087	—
Raleigh, NC	19,781	19,322
Richmond, VA	11,511	11,379
Tampa, FL	17,138	16,376
Total Office Segment	114,079	98,542
Industrial:
Atlanta, GA	3,774	3,934
Piedmont Triad, NC	3,165	2,977
Total Industrial Segment	6,939	6,911
Retail:
Kansas City, MO	8,925	8,898
Total Retail Segment	8,925	8,898
Total Rental and Other Revenues	$129,943	$114,351

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

14.	Segment Information - Continued

	Three Months Ended March 31,
	2012	2011
Net Operating Income: (1)
Office:
Atlanta, GA	$10,404	$7,479
Greenville, SC	2,135	2,071
Kansas City, MO	2,364	2,110
Memphis, TN	6,108	5,747
Nashville, TN	10,611	9,631
Orlando, FL	1,417	1,164
Piedmont Triad, NC	3,235	3,593
Pittsburgh, PA	4,285	—
Raleigh, NC	13,864	13,192
Richmond, VA	7,890	7,845
Tampa, FL	10,847	10,109
Total Office Segment	73,160	62,941
Industrial:
Atlanta, GA	2,891	2,833
Piedmont Triad, NC	2,290	2,218
Total Industrial Segment	5,181	5,051
Retail:
Kansas City, MO	5,540	5,276
Total Retail Segment	5,540	5,276
Total Net Operating Income	83,881	73,268
Reconciliation to income from continuing operations before disposition of condominiums and equity in earnings/(losses) of unconsolidated affiliates:
Depreciation and amortization	(38,362)	(33,556)
General and administrative expense	(9,735)	(7,644)
Interest expense	(24,802)	(23,543)
Other income	2,230	1,873
Income from continuing operations before disposition of condominiums and equity in earnings/(losses) of unconsolidated affiliates	$13,212	$10,398
__________

(1)	Net of discontinued operations.

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

15.	Subsequent Events

In early April 2012, the Company issued 307,900 shares of Common Stock from sales in the first quarter of 2012 under our equity sales agreements at an average gross sales price of $32.93 per share raising net proceeds, after sales commissions and expenses, of $10.0 million.

On April 25, 2012, we sold an office property located near Tampa, FL for gross proceeds of $9.5 million. We expect to record a gain on disposition of discontinued operations of $1.4 million related to this transaction.

On April 27, 2012, we acquired a 178,300 square foot office property in Cary, NC from our DLF I joint venture for $26.0 million. The joint venture's net proceeds of $25.3 million were all used to reduce the balance of the advance due to us from the joint venture.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a fully integrated, self-administered and self-managed equity REIT that provides leasing, management, development, construction and other customer-related services for our properties and for third parties. The Company conducts virtually all of its activities through the Operating Partnership. The Operating Partnership is managed by the Company, its sole general partner. At March 31, 2012, we owned or had an interest in 338 in-service office, industrial and retail properties, encompassing approximately 34.5 million square feet, which includes one office property with associated amenities planned for development aggregating 228,000 square feet, one completed but not yet stabilized office redevelopment property encompassing 117,000 square feet and a 12.5% interest in a 261,000 square foot office property directly owned by the Company (not included in the Operating Partnership's Consolidated Financial Statements); 14 for-sale residential condominiums and a 215-unit rental residential property under development. We are based in Raleigh, North Carolina, and our properties and development land are located in Florida, Georgia, Mississippi, Missouri, North Carolina, Pennsylvania, South Carolina, Tennessee and Virginia. Additional information about us can be found on our website at www.highwoods.com. Information on our website is not part of this Quarterly Report.

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

This list of risks and uncertainties, however, is not intended to be exhaustive. You should also review the other cautionary statements we make in “Item 1A. Business – Risk Factors” set forth in our 2011 Annual Report on Form 10-K. Given these uncertainties, you should not place undue reliance on forward-looking statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements to reflect any future events or circumstances or to reflect the occurrence of unanticipated events.

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

Whether or not our rental revenue tracks average occupancy proportionally depends upon whether rents under new leases signed are higher or lower than the rents under the previous leases. Annualized rental revenues from second generation leases signed during any particular year are generally less than 15% of our total annual rental revenues. During the first quarter of 2012, we leased 1.0 million square feet of second generation office space, defined as space previously occupied under our ownership that becomes available for lease or acquired vacant space, with a weighted average term of 5.3 years. On average, tenant improvements for such leases were $9.10 per square foot, lease commissions were $3.20 per square foot and rent concessions were $3.38 per square foot. Annualized GAAP rents under such leases were $21.32 per square foot, or 1.7% higher than under previous leases.

We strive to maintain a diverse, stable and creditworthy customer base. We have an internal guideline whereby customers that account for more than 3% of our revenues are periodically reviewed with the Company's Board of Directors. Currently, no customer accounts for more than 3% of our revenues other than the Federal Government, which accounts for 9.0% of our revenues, and AT&T, which accounts for 3.0% of our revenues.

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

We anticipate commencing up to $150 million of new development in the remainder of 2012. Any such projects would not be placed in service until 2013 or beyond. We also anticipate acquiring up to $300 million of new properties and selling up to $150 million of non-core properties in the remainder of 2012.

We intend to maintain a conservative and flexible balance sheet that allows us to capitalize on favorable development and acquisition opportunities as they arise. As of March 31, 2012, our mortgages and notes payable represented 46.7% of the undepreciated book value of our assets. We expect this ratio to remain under 50% during the remainder of 2012.

Results of Operations

Three Months Ended March 31, 2012 and 2011

Rental and Other Revenues

Rental and other revenues from continuing operations were $15.6 million, or 13.6%, higher in the first quarter of 2012 as compared to 2011 primarily due to the acquisitions of an office property in Raleigh, NC in the second quarter of 2011 and office properties in Pittsburgh, PA and Atlanta, GA in the third quarter of 2011, which accounted for $12.1 million of the increase. Same property revenues were $3.1 million higher in the first quarter of 2012 as compared to 2011 primarily due to higher operating expense recoveries and termination fees. Additionally, same property average occupancy increased from 90.0% in the first quarter of 2011 to 90.6% in the first quarter of 2012 and same property annualized GAAP rents per square foot increased from $18.23 in the first quarter of 2011 to $18.62 in the first quarter of 2012. We expect rental and other revenues for the remainder of 2012, adjusted for any discontinued operations and additional acquisition activity, to be higher compared to the same period in 2011 primarily due to the contribution of acquisitions made in the third quarter of 2011 and slightly higher average occupancy as a result of a slightly improving economic outlook.

Operating Expenses

Rental property and other expenses were $5.2 million, or 12.7%, higher in the first quarter of 2012 as compared to 2011 primarily due to recent acquisitions, which accounted for $5.9 million of the increase. Same property operating expenses were $1.0 million lower in the first quarter of 2012 as compared to 2011 primarily due to the mild winter in 2012. We expect rental property and other expenses for the remainder of 2012, adjusted for any discontinued operations and additional acquisition activity, to be higher compared to the same period in 2011 primarily due to the contribution of acquisitions made in the third quarter of 2011.

Operating margin, defined as rental and other revenues less rental property and other expenses expressed as a percentage of rental and other revenues, was higher at 64.5% in the first quarter of 2012, as compared to 64.2% in the first quarter of 2011. Operating margin is expected to be similar for the remainder of 2012 as compared to the same period in 2011.

Depreciation and amortization was $4.8 million, or 14.3%, higher in the first quarter of 2012 as compared to 2011 primarily due to recent acquisitions. We expect depreciation expense for the remainder of 2012, adjusted for any discontinued operations and additional acquisition activity, to be higher compared to the same period in 2011 primarily due to the contribution of acquisitions made in the third quarter of 2011.

General and administrative expenses were $1.9 million, or 24.1%, higher in the first quarter of 2012 as compared to 2011 primarily due to higher salaries and incentive compensation. We expect general and administrative expenses for the remainder of 2012 to decrease over the same period in 2011 due to lower dead deal and property acquisition costs.

Interest Expense

Interest expense was $1.3 million, or 5.3%, higher in the first quarter of 2012 as compared to 2011 primarily due to higher average debt balances from recent acquisitions, offset by lower average interest rates and financing obligation interest expense. We anticipate interest expense will increase for the remainder of 2012 as compared to the same period in 2011 due to the full year impact of higher average debt balances from acquisitions, partly offset by lower average interest rates on our outstanding borrowings and lower financing obligation interest expense in 2012.

Interest and Other Income

Interest and other income was $0.4 million higher in the first quarter of 2012 as compared to 2011 primarily due to interest income on an advance to unconsolidated affiliate in the second quarter of 2011. We expect interest and other income for the remainder of 2012 to be lower compared to the same period in 2011 due to the repayment of a portion of the advance due to us from one of our joint ventures.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $1.6 million lower in the first quarter of 2012 as compared to 2011 primarily due to our share of impairment of real estate assets on two office properties in our DLF I joint venture.

Net Gains on Disposition of Discontinued Operations

Net gains on disposition of discontinued operations were $5.1 million higher in the first quarter of 2012 as compared to 2011 due to the disposition of 96 rental residential units in Kansas City, MO in the first quarter of 2012.

Dividends on Preferred Stock

Dividends on Preferred Stock were $1.1 million lower in the first quarter of 2012 as compared to 2011 due to the redemption of all remaining Series B Preferred Shares in the second quarter of 2011.

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

Statements of Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in the Company’s cash flows ($ in thousands):

	Three Months Ended March 31,
	2012	2011	Change
Net Cash Provided By Operating Activities	$22,050	$28,484	$(6,434)
Net Cash Used In Investing Activities	(12,896)	(14,240)	1,344
Net Cash Provided By/(Used In) Financing Activities	(8,127)	2,360	(10,487)
Total Cash Flows	$1,027	$16,604	$(15,577)

In calculating net cash related to operating activities, depreciation and amortization, which are non-cash expenses, are added back to net income. As a result, we have historically generated a positive amount of cash from operating activities. From period to period, cash flow from operations depends primarily upon changes in our net income, as discussed more fully above under “Results of Operations,” changes in receivables and payables, and net additions or decreases in our overall portfolio, which affect the amount of depreciation and amortization expense.

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

The change in net cash related to operating activities in the first three months of 2012 as compared to the same period in 2011 was primarily due to the timing of real estate tax payments, partly offset by net operating income from acquisitions made in the third quarter of 2011.

The change in net cash related to investing activities in the first three months of 2012 as compared to the same period in 2011 was primarily due to higher net proceeds from the disposition of real estate assets in the first three months of 2012, partly offset by higher capital improvements in the first three months of 2012 related to acquisitions made in the third quarter of 2011.

The change in net cash related to financing activities in the first three months of 2012 as compared to the same period in 2011 was primarily due to lower net borrowings in the first three months of 2012, partly offset by higher proceeds from the issuance of Common Stock in the first quarter of 2012.

Capitalization

The following table sets forth the Company’s capitalization (in thousands, except per share amounts):

	March 31, 2012	December 31, 2011
Mortgages and notes payable, at recorded book value	$1,903,978	$1,903,213
Financing obligations	$31,110	$31,444
Preferred Stock, at liquidation value	$29,077	$29,077
Common Stock outstanding	73,609	72,648
Common Units outstanding (not owned by the Company)	3,728	3,730
Per share stock price at period end	$33.32	$29.67
Market value of Common Stock and Common Units	$2,576,869	$2,266,135
Total market capitalization	$4,541,034	$4,229,869

At March 31, 2012, our mortgages and notes payable represented 41.9% of our total market capitalization and consisted of $746.8 million of secured indebtedness with a weighted average interest rate of 5.51% and $1,157.2 million of unsecured indebtedness with a weighted average interest rate of 4.61%. The secured indebtedness was collateralized by real estate assets with an aggregate undepreciated book value of $1.2 billion.

Current and Future Cash Needs

Rental and other revenues are our principal source of funds to meet our short-term liquidity requirements. Other sources of funds for short-term liquidity needs include available working capital and borrowings under our existing revolving credit facility, which had $362.8 million of availability at April 26, 2012. Our short-term liquidity requirements primarily consist of operating expenses, interest and principal amortization on our debt, dividends and distributions and capital expenditures, including building improvement costs, tenant improvement costs and lease commissions. Building improvements are capital costs to maintain existing buildings not typically related to a specific customer. Tenant improvements are the costs required to customize space for the specific needs of customers. We anticipate that our available cash and cash equivalents and cash provided by operating activities, together with cash available from borrowings under our revolving credit facility, will be adequate to meet our short-term liquidity requirements.

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

Recent Acquisition and Disposition Activity

During the first quarter of 2012, we sold 96 vacant rental residential units in Kansas City, MO for gross proceeds of $11.0 million. We recorded gain on disposition of discontinued operations of $5.1 million related to this disposition.

On April 25, 2012, we sold an office property located near Tampa, FL for gross proceeds of $9.5 million. We expect to record a gain on disposition of discontinued operations of $1.4 million related to this transaction.

On April 27, 2012, we acquired a 178,300 square foot office property in Cary, NC from our DLF I joint venture for $26.0 million. The joint venture net proceeds of $25.3 million were all used to reduce the balance of the advance due to us from the joint venture.

Recent Financing Activity

We have entered into separate ATM Equity OfferingSM Sales Agreements (the “Sales Agreements”) with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Mitsubishi UFJ Securities (USA), Inc., Morgan Keegan & Company, Inc. and RBC Capital Markets, LLC (each, an “Agent” and, together, the “Agents”). Under the terms of the Sales Agreements, the Company may offer and sell shares of its Common Stock from time to time through the Agents, acting as agents of the Company or as principals. Sales of the shares, if any, may be made by means of ordinary brokers' transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices or as otherwise agreed with any of the Agents. Subject to the terms and conditions of each Sales Agreement, each Agent will use its commercially reasonable efforts to sell on the Company's behalf any shares to be offered by the Company under that Sales Agreement. During the first quarter of 2012, the Company issued 785,500 shares of Common Stock under these agreements at an average gross sales price of $32.82 per share raising net proceeds, after sales commissions and expenses, of $25.4 million. We paid $0.4 million in sales commissions to Merrill Lynch, Pierce, Fenner & Smith Incorporated during the first quarter of 2012. In early April 2012, the Company issued 307,900 shares of Common Stock from sales in the first quarter of 2012 under these agreements at an average gross sales price of $32.93 per share raising net proceeds, after sales commissions and expenses, of $10.0 million. We paid $0.2 million in sales commissions to Merrill Lynch, Pierce, Fenner & Smith Incorporated during April 2012.

Our $475.0 million unsecured revolving credit facility is scheduled to mature on July 27, 2015 and includes an accordion feature that allows for an additional $75.0 million of borrowing capacity subject to additional lender commitments. Assuming no defaults have occurred, we have an option to extend the maturity for an additional year. The interest rate at our current credit ratings is LIBOR plus 150 basis points and the annual facility fee is 35 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody's Investors Service or Standard & Poor's Ratings Services. We use our revolving credit facility for working capital purposes and for the short-term funding of our development and acquisition activity and, in certain instances, the repayment of other debt. Continuing ability to borrow under the revolving credit facility allows us to quickly capitalize on strategic opportunities at short-term interest rates. There was $141.0 million and $112.0 million outstanding under our revolving credit facility at March 31, 2012 and April 26, 2012, respectively. At both March 31, 2012 and April 26, 2012, we had $0.2 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at March 31, 2012 and April 26, 2012 was $333.8 million and $362.8 million, respectively.

In the first quarter of 2012, we obtained a $225.0 million, seven-year unsecured bank term loan bearing interest of LIBOR plus 190 basis points. The proceeds were used to pay off amounts then outstanding under our revolving credit facility.

We regularly evaluate the financial condition of the lenders that participate in our credit facilities using publicly available information. Based on this review, we currently expect our lenders, which are major financial institutions, to perform their obligations under our existing facilities.

For information regarding our interest hedging activities and other market risks associated with our debt financing activities, see "Item 3. Quantitative and Qualitative Disclosures About Market Risk."

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

Off Balance Sheet Arrangements

In 2011, we provided a $38.3 million interest-only secured loan to our DLF I joint venture that originally was scheduled to mature in March 2012. The loan bears interest at LIBOR plus 500 basis points. During the first quarter of 2012, the maturity date of the loan was extended to June 30, 2012. We recorded $0.4 million of interest income from this loan in interest and other income during the three months ended March 31, 2012. There was no interest income recorded for this loan during the three months ended March 31, 2011. In April 2012, the net proceeds of $25.3 million from the sale of an office property in the joint venture were used to reduce the balance of the advance due to us from the joint venture.

During the first quarter of 2012, we recorded $1.0 million as our share of impairment of real estate assets on two office properties in our DLF I joint venture, due to a decline in projected occupancy and a change in the presumed holding period of those assets, which reduced the expected future cash flows from the properties.

In May 2012, our DLF II joint venture expects to obtain a $50.0 million, three-year secured mortgage loan from a third party lender, bearing a fixed interest rate of 3.5% on $39.1 million of the loan and a floating interest rate of LIBOR plus 250 basis points on $10.9 million of the loan, which will be used by the joint venture to repay a secured loan at maturity to a third party lender.

There were no other significant changes to our off balance sheet arrangements in the three months ended March 31, 2012. For information regarding our off balance sheet arrangements at December 31, 2011, see Note 9 to the Consolidated Financial Statements in our 2011 Annual Report on Form 10-K.

Critical Accounting Estimates

There were no changes made by management to the critical accounting policies in the three months ended March 31, 2012. For a description of our critical accounting estimates, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our 2011 Annual Report on Form 10-K.

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

•
Plus or minus our proportionate share of adjustments, including depreciation and amortization of depreciable operating properties, for unconsolidated partnerships and joint ventures (to reflect funds from operations on the same basis); and

•
Plus or minus adjustments for depreciation and amortization and gains/(losses) on sales of depreciable operating properties, plus impairments on depreciable operating properties, and noncontrolling interests in consolidated affiliates related to discontinued operations.

In calculating FFO, the Company excludes net income attributable to noncontrolling interests in the Operating Partnership, which the Company believes is consistent with standard industry practice for REITs that operate through an UPREIT structure. The Company believes that it is important to present FFO on an as-converted basis since all of the Common Units not owned by the Company are redeemable on a one-for-one basis for shares of its Common Stock.

The following table sets forth the Company's FFO and FFO per share ($ in thousands, except per share amounts):

	Three Months Ended March 31,
	2012	2011
Funds from operations:
Net income	$18,332	$12,443
Net (income) attributable to noncontrolling interests in consolidated affiliates	(184)	(123)
Depreciation and amortization of real estate assets	37,820	33,122
Unconsolidated affiliates:
Depreciation and amortization of real estate assets	2,098	2,093
Impairment of real estate assets	1,002	—
Discontinued operations:
Depreciation and amortization of real estate assets	153	256
(Gains) on disposition of depreciable properties	(5,134)	—
Funds from operations	54,087	47,791
Dividends on Preferred Stock	(627)	(1,677)
Funds from operations available for common stockholders	$53,460	$46,114
Funds from operations available for common stockholders per share	$0.70	$0.61
Weighted average shares outstanding (1)	76,696	75,792
__________

(1)	Includes assumed conversion of all potentially dilutive Common Stock equivalents.

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

Our same property portfolio consisted of 292 in-service office, industrial and retail properties encompassing 26.9 million square feet that were wholly owned during the entirety of the periods presented (from January 1, 2011 to March 31, 2012). In our most recent prior periodic report, our 2011 Annual Report, our same property portfolio consisted of 289 in-service office, industrial and retail properties encompassing 26.2 million square feet that were wholly owned during the entirety of the periods presented therein (from January 1, 2010 to December 31, 2011). The change in our same property portfolio was due to the addition of one office property encompassing 0.3 million square feet acquired during 2010 and three newly developed office properties encompassing 0.5 million square feet placed in service during 2010, offset by the removal of one office property encompassing 0.1 million square feet qualifying for discontinued operations during 2012.

Rental and other revenues related to properties not in our same property portfolio were $16.4 million and $3.9 million for the three months ended March 31, 2012 and 2011, respectively. Rental property and other expenses related to properties not in our same property portfolio were $8.5 million and $2.4 million for the three months ended March 31, 2012 and 2011, respectively.

The following table sets forth the Company’s NOI and same property NOI:

	Three Months Ended March 31,
	2012	2011
Income from continuing operations before disposition of condominiums and equity in earnings/(losses) of unconsolidated affiliates	$13,212	$10,398
Other (income)	(2,230)	(1,873)
Interest expense	24,802	23,543
General and administrative expense	9,673	7,793
Depreciation and amortization expense	38,362	33,556
Net operating income from continuing operations	83,819	73,417
Less – non same property and other net operating income	7,922	1,574
Total same property net operating income from continuing operations	$75,897	$71,843

Rental and other revenues	$129,943	$114,351
Rental property and other expenses	46,124	40,934
Total net operating income from continuing operations	83,819	73,417
Less – non same property and other net operating income	7,922	1,574
Total same property net operating income from continuing operations	$75,897	$71,843

Total same property net operating income from continuing operations	$75,897	$71,843
Less – straight line rent and lease termination fees	4,006	3,605
Same property cash net operating income from continuing operations	$71,891	$68,238

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The effects of potential changes in interest rates are discussed below. Our market risk discussion includes “forward-looking statements” and represents an estimate of possible changes in fair value or future earnings that would occur assuming hypothetical future movements in interest rates. Actual future results may differ materially from those presented. See “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and the Notes to Consolidated Financial Statements for a description of our accounting policies and other information related to these financial instruments.

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

At March 31, 2012, we had $1,285.9 million principal amount of fixed rate debt outstanding. The estimated aggregate fair market value of this debt was $1,378.3 million. If interest rates had been 100 basis points higher, the aggregate fair market value of our fixed rate debt would have been approximately $18.6 million lower. If interest rates had been 100 basis points lower, the aggregate fair market value of our fixed rate debt would have been approximately $19.3 million higher.

At March 31, 2012, we had $393.1 million of variable rate debt outstanding not protected by interest rate hedge contracts. The estimated aggregate fair market value of this debt was $396.8 million. If the weighted average interest rate on this variable rate debt had been 100 basis points higher, the aggregate fair market value of our variable rate debt would have decreased by approximately $26.9 million and annual interest expense would increase $3.9 million. If the weighted average interest rate on this variable rate debt had been 100 basis points lower, the aggregate fair market value of our variable rate debt would have increased by approximately $28.4 million and annual interest expense would decrease $3.9 million.

At March 31, 2012, we had floating-to-fixed interest rate swaps with respect to an aggregate of $225.0 million LIBOR-based borrowings. These swaps effectively fix the underlying LIBOR rate at 1.678%. If LIBOR interest rates increase or decrease by 100 basis points, the aggregate fair market value of the swaps at March 31, 2012 would increase by $13.0 million or decrease by $14.8 million, respectively. We are exposed to certain losses in the event of nonperformance by the counterparties, which are major financial institutions, under the swaps. We regularly evaluate the financial condition of our counterparties using publicly available information. Based on this review, we currently expect the counterparties to perform fully under the swaps. However, if a counterparty defaults on its obligations under a swap, we could be required to pay the full rates on the applicable debt, even if such rates were in excess of the rate in the contract.

ITEM 4. CONTROLS AND PROCEDURES

SEC rules require us to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our annual and periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The Company's CEO and CFO have concluded that the disclosure controls and procedures of the Company and the Operating Partnership were each effective at the end of the period covered by this Quarterly Report.

SEC rules also require us to establish and maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepting accounting principles. There were no changes in internal control over financial reporting during the three months ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. There were also no changes in internal control over financial reporting during the three months ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

PART II

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITES AND USE OF PROCEEDS

During the first quarter of 2012, the Company issued an aggregate of 2,000 shares of Common Stock to holders of Common Units in the Operating Partnership upon the redemption of a like number of Common Units in private offerings exempt from the registration requirements pursuant to Section 4(2) of the Securities Act. Each of the holders of Common Units was an accredited investor under Rule 501 of the Securities Act. The resale of such shares was registered by the Company under the Securities Act.

ITEM 5. OTHER EVENTS

Stock Ownership Guidelines

Our compensation and governance committee has established the following stock ownership guidelines:

Position	Multiple (in dollars)
Chief Executive Officer	6x Base Salary
Other Executive Officers	5x Base Salary
Divisional Vice Presidents and Other Officers	2x Base Salary
Directors	3x Base Annual Retainer

Our directors and officers may not directly or indirectly engage in any transactions pursuant to which shares of common stock or units of limited partnership interest in Highwoods Realty Limited Partnership, our operating partnership, are held in margin accounts or otherwise pledged to secure personal loans or lines of credit or similar forms of indebtedness without the prior consent of the compensation and governance committee. None of our officers or directors has pledged shares of common stock as collateral, except that Mr. Anderson pledged 400,000 operating partnership units and 65,000 shares of common stock to secure a personal line of credit prior to adoption of this policy in 2009.

Compensation of Executive Officers

Annual Non-Equity Incentive Program. In 2011, all of our officers, including Named Executive Officers, participated in our annual non-equity incentive program pursuant to which they were eligible to earn cash payments (which were paid in March 2012) based on a percentage of their annual base salary in effect for December 2011. Under this component of our executive compensation program, officers are eligible to earn additional cash compensation to the extent specific performance-based metrics are achieved during the most recently completed year. The position held by each officer has a target annual incentive percentage. For 2011, the target annual incentive percentage was 130% for Mr. Fritsch, 95% for Mr. Harris, 90% for Mr. Stevens and 75% for Mr. Miller. In addition to considering the pay practices of our peer group in determining each officer's annual incentive percentage, the committee also considers the individual officer's ability to influence our overall performance. The more senior the position within the company, the greater the portion of compensation that varies with performance.

The amount an officer may earn under the annual non-equity incentive compensation program is the product of the target annual incentive percentage times an “actual performance factor,” which can range from zero to 200%. The actual performance factor depends upon the relationship between actual performance in specific areas at each of our divisions and predetermined goals. For Messrs. Fritsch, Harris, Stevens and Miller, who served as corporate executives during 2011, the actual performance factor was based on the goals and criteria applied to our performance as a whole. Participants in our annual non-equity incentive program receive quarterly statements throughout the year that illustrate our forecasted and re-forecasted performance, which we believe is an important tool in keeping our employees focused on achieving our strategic and operating goals.

The components and weighting of each year's metrics, which are set by the compensation and governance committee prior to or near the beginning of each year as part of our budgeting and strategic planning process, are intended to closely match our company's overall operating and financial goals and provide our officers with direct “line of sight” to focus their individual and collective efforts on the achievement of the metrics.

The performance criteria, which are equally weighted, are the following:

•	per share funds from operations (“FFO”) excluding any unusual charges or credits that may occur;

•
net operating income (on a division-by-division basis) excluding any unusual charges or credits that may occur and including a capital charge/credit applied with respect to any investment activity; and

•	average occupancy (on a division-by-division basis).

The compensation and governance committee sets threshold, target and maximum levels with respect to each of the factors. The following table sets forth information about the performance-based metrics under our annual non-equity incentive program, including our actual performance, for 2011:

Factor	Actual 2011 Performance	Threshold (50%)	Target (100%)	Maximum (200%)
Per Share FFO	$2.58	$2.44	$2.52	$2.62
Net Operating Income	0.8% Growth	0.5% Growth	3.0% Growth	7.0% Growth
Average Occupancy	89.2%	87%	91.5%	94%

If the threshold level is not satisfied with respect to a particular factor, the actual performance factor would be zero with respect to that factor. If performance exceeds the threshold level but does not satisfy the target level, the actual performance factor would range on a sliding scale between 50% and 100% with respect to that factor. If performance is between the target level and the maximum level, the actual performance factor would range on a sliding scale between 100% and 200% with respect to that factor. The performance factor used to determine the amount an executive could earn in 2011 under the annual non-equity incentive program was the average of the three factors. Notwithstanding the formulas described above, our compensation and governance committee has retained the discretion and flexibility to increase or decrease the actual performance factor with respect to any particular year and/or any particular officer to more appropriately reflect, in the committee's sole judgment, actual performance, market conditions, unanticipated circumstances and other factors. The compensation and governance committee did not exercise its right to modify the actual performance factor for any of the Named Executive Officers in 2011. For corporate executives in 2011, the performance factors under the non-equity incentive program were 165.3% for the Per Share FFO factor, 56.8% for the Net Operating Income factor and 74.4% for the Average Occupancy factor, which resulted in an overall actual performance factor of 98.8%. For additional information regarding our actual 2011 performance, see our 2011 Annual Report on Form 10-K.

The following table sets forth information about the performance-based metrics under our annual non-equity incentive program for 2012:

Factor	Threshold (50%)	Target (100%)	Maximum (200%)
Per Share FFO*	$2.61	$2.66	$2.77
Net Operating Income	0.5% Growth	2.0% Growth	5.0% Growth
Average Occupancy	87%	90.5%	93%
__________

*	To the extent the dilutive effects of dispositions and equity issuances are more or less than $0.10 per share, such differences will be excluded.

While the target and maximum levels for the Net Operating Income and Average Occupancy factors are slightly lower in 2012 than in 2011, the threshold, target and maximum levels for the Per Share FFO factor are higher in 2012 than 2011. As a result, the probable overall actual performance factor for corporate executives under the 2012 program is expected to be similar to the 98.8% overall actual performance factor for 2011.

Equity Incentive Compensation-Time-Based Restricted Stock. The compensation and governance committee believes that the issuance of time-based restricted stock is an important retention tool and serves to deter our officers from seeking other employment opportunities. Time-based restricted stock vests ratably on an annual basis over a four-year term. If an officer leaves our employ at any time before the fourth anniversary of the date of grant, unvested shares will be forfeited upon termination of employment except in the event of death, disability or as otherwise provided under our retirement plan. If an officer dies, unvested shares of time-based restricted stock will automatically vest. If an officer becomes disabled, unvested shares of time-based restricted stock will become non-forfeitable and continue to vest according to the terms of their original grants. Except as set for th in the next sentence, dividends received on time-based restricted stock are non-forfeitable and are paid at the same rate and on the same date as on shares of our common stock. Commencing in 2012 with respect to shares of time-based restricted stock issued to our chief executive officer and subject to any delay in payment that would result in adverse tax consequences under Section 409A of the Internal Revenue Code, dividends will accumulate and be payable only if and to the extent the shares vest.

Equity Incentive Compensation-Total Return-Based Restricted Stock. The compensation and governance committee believes the issuance of total return-based restricted stock is an important retention tool that incentivizes our officers to concentrate their efforts on generating and sustaining long-term stockholder value. One of our principal goals is to provide our stockholders with attractive risk-adjusted returns on their investment through the consistent payment of quarterly dividends and stock price appreciation. Total return is defined as the sum of stock price appreciation plus reinvested dividends over the stock value at the beginning of the applicable period.

Each year, the committee sets minimum, target and maximum payout levels based on the probable expected total return of our common stock over three years using an analysis of all historical three-year total return periods since our company's initial public offering in 1994.  Each year, the three-year total return performance for the minimum payout level is determined such that the probability of achievement based on historical three-year total return performance is generally 60%.  (In other words, there is a 40% chance that the minimum level will not be achieved and the shares will be forfeited, except as otherwise described below.) The three-year total return performance for the maximum level is determined such that the probability of achievement based on historical three-year total return performance is generally 10%.

Under this probability achievement formula, shares of total return-based restricted stock will generally vest only to the extent our absolute total return for the applicable three-year period is at least 22% with respect to shares issued in 2011 and at least 17% with respect to shares issued in 2012. Accordingly, if our absolute total return does not at least meet the minimum threshold, all of the total return-based restricted stock will be forfeited at the end of the period, except as otherwise described below. The percentage of total return-based restricted stock that vests will range between 50% and 100% to the extent our absolute total return ranges between 22% and 44% with respect to shares issued in 2011 and 17% and 36% with respect to shares issued in 2012. All of the total-return based restricted stock will vest and we will issue an amount of additional shares up to 150% of the original total return-based restricted stock award to the extent our absolute total return ranges between 44% and 88% with respect to shares issued in 2011 and 36% and 81% with respect to shares issued in 2012. These additional shares, if any, would be fully vested when issued. Notwithstanding the foregoing, if our total return is not at least 22% with respect to shares issued in 2011 and 17% for shares issued in 2012 but our total return index exceeds 100% of the peer group total return index, then 50% of the total return-based restricted stock will vest at the end of the applicable period.

If an officer leaves our employ at any time before the end of the three-year cycle, all of the total return-based restricted stock will be forfeited except in the event of death, disability or as otherwise provided under our retirement plan. If an officer dies or becomes disabled, a pro rata portion of the total return-based restricted stock would become non-forfeitable and continue to vest according to the terms of their original grants.

Except as set forth in the next sentence, dividends received on restricted stock are non-forfeitable and are paid at the same rate and on the same date as on shares of our common stock. Commencing in 2012 with respect to shares of total return-based restricted stock issued to our chief executive officer and subject to any delay in payment that would result in adverse tax consequences under Section 409A of the Internal Revenue Code, dividends will accumulate and be payable only if and to the extent the shares vest.

Employee Benefits and Perquisites. Each officer receives the same company-wide benefits as are generally available to all other salaried employees, such as short- and long-term disability insurance, basic life insurance and eligibility for supplemental health and life insurance, access to flexible health care reimbursement accounts and 401(k) matching. Officers participate in the same company-wide health insurance program, except that we pay an officer's family premium. Additionally, officers are entitled to receive additional annual perquisites not widely available to all salaried employees, typically items such as a vehicle allowance and reimbursement for personal financial consulting services and the costs of a physical exam not otherwise covered by our health insurance. We also reimbursed Mr. Fritsch on a tax grossed-up basis for supplemental life insurance coverage during 2011. This benefit ended in 2011.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1
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

Date: May 1, 2012