Form 10-Q
period 2012-06-30
HIGHWOODS PROPERTIES INC; HIGHWOODS REALTY LTD PARTNERSHIP
filed 2012-07-26
CIK 921082, 941713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
Highwoods Properties, Inc.  Yes  ☐    No ☒    Highwoods Realty Limited Partnership  Yes  ☐    No ☒

The Company had 76,070,588 shares of Common Stock outstanding as of July 19, 2012.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2012

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

Certain information contained herein is presented as of July 19, 2012, the latest practicable date for financial information prior to the filing of this Quarterly Report.

HIGHWOODS PROPERTIES, INC.
Consolidated Balance Sheets
(Unaudited and in thousands, except share and per share data)

	June 30, 2012	December 31, 2011
Assets:
Real estate assets, at cost:
Land	$366,925	$364,022
Buildings and tenant improvements	3,117,730	3,078,308
Development in process	6,094	—
Land held for development	102,482	105,206
	3,593,231	3,547,536
Less-accumulated depreciation	(913,016)	(877,383)
Net real estate assets	2,680,215	2,670,153
For-sale residential condominiums	2,434	4,751
Real estate and other assets, net, held for sale	36,751	50,335
Cash and cash equivalents	6,527	11,188
Restricted cash	20,757	26,666
Accounts receivable, net of allowance of $3,262 and $3,548, respectively	21,882	30,093
Mortgages and notes receivable, net of allowance of $118 and $61, respectively	17,056	18,600
Accrued straight-line rents receivable, net of allowance of $866 and $1,294, respectively	113,695	104,284
Investments in and advances to unconsolidated affiliates	77,089	100,367
Deferred financing and leasing costs, net of accumulated amortization of $70,572 and $62,319, respectively	126,680	127,774
Prepaid expenses and other assets	41,907	36,781
Total Assets	$3,144,993	$3,180,992
Liabilities, Noncontrolling Interests in the Operating Partnership and Equity:
Mortgages and notes payable	$1,823,128	$1,903,213
Accounts payable, accrued expenses and other liabilities	137,108	148,821
Financing obligations	30,822	31,444
Total Liabilities	1,991,058	2,083,478
Commitments and contingencies
Noncontrolling interests in the Operating Partnership	124,880	110,655
Equity:
Preferred Stock, $.01 par value, 50,000,000 authorized shares;
8.625% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 29,077 shares issued and outstanding	29,077	29,077
Common Stock, $.01 par value, 200,000,000 authorized shares;
75,619,288 and 72,647,697 shares issued and outstanding, respectively	756	726
Additional paid-in capital	1,884,392	1,803,997
Distributions in excess of net income available for common stockholders	(878,984)	(845,853)
Accumulated other comprehensive loss	(10,779)	(5,734)
Total Stockholders’ Equity	1,024,462	982,213
Noncontrolling interests in consolidated affiliates	4,593	4,646
Total Equity	1,029,055	986,859
Total Liabilities, Noncontrolling Interests in the Operating Partnership and Equity	$3,144,993	$3,180,992

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Income
(Unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Rental and other revenues	$130,735	$114,651	$258,768	$226,981
Operating expenses:
Rental property and other expenses	47,089	39,931	92,288	79,838
Depreciation and amortization	40,276	32,684	78,105	65,621
General and administrative	8,900	7,978	18,573	15,771
Total operating expenses	96,265	80,593	188,966	161,230
Interest expense:
Contractual	23,643	22,940	47,591	45,371
Amortization of deferred financing costs	900	821	1,802	1,642
Financing obligations	(48)	146	(96)	437
	24,495	23,907	49,297	47,450
Other income:
Interest and other income	1,737	1,899	3,967	3,772
Losses on debt extinguishment	(973)	(24)	(973)	(24)
	764	1,875	2,994	3,748
Income from continuing operations before disposition of property and condominiums and equity in earnings of unconsolidated affiliates	10,739	12,026	23,499	22,049
Gains on disposition of property	—	200	—	200
Gains on for-sale residential condominiums	110	116	175	154
Equity in earnings of unconsolidated affiliates	1,508	1,353	1,346	2,820
Income from continuing operations	12,357	13,695	25,020	25,223
Discontinued operations:
Income from discontinued operations	756	739	1,291	1,654
Net gains on disposition of discontinued operations	1,385	—	6,519	—
	2,141	739	7,810	1,654
Net income	14,498	14,434	32,830	26,877
Net (income) attributable to noncontrolling interests in the Operating Partnership	(686)	(623)	(1,513)	(1,130)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(223)	(182)	(407)	(305)
Dividends on Preferred Stock	(627)	(1,622)	(1,254)	(3,299)
Excess of Preferred Stock redemption/repurchase cost over carrying value	—	(1,895)	—	(1,895)
Net income available for common stockholders	$12,962	$10,112	$29,656	$20,248
Earnings per Common Share – basic:
Income from continuing operations available for common stockholders	$0.15	$0.13	$0.30	$0.26
Income from discontinued operations available for common stockholders	0.02	0.01	0.10	0.02
Net income available for common stockholders	$0.17	$0.14	$0.40	$0.28
Weighted average Common Shares outstanding – basic	74,662	72,211	73,749	72,015
Earnings per Common Share – diluted:
Income from continuing operations available for common stockholders	$0.15	$0.13	$0.30	$0.26
Income from discontinued operations available for common stockholders	0.02	0.01	0.10	0.02
Net income available for common stockholders	$0.17	$0.14	$0.40	$0.28
Weighted average Common Shares outstanding – diluted	78,521	76,197	77,601	75,987
Dividends declared per Common Share	$0.425	$0.425	$0.850	$0.850
Net income available for common stockholders:
Income from continuing operations available for common stockholders	$10,923	$9,410	$22,226	$18,677
Income from discontinued operations available for common stockholders	2,039	702	7,430	1,571
Net income available for common stockholders	$12,962	$10,112	$29,656	$20,248

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Comprehensive income/(loss):
Net income	$14,498	$14,434	$32,830	$26,877
Other comprehensive income/(loss):
Unrealized gains/(losses) on tax increment financing bond	296	(336)	583	(471)
Unrealized losses on cash flow hedges	(7,481)	—	(7,087)	—
Amortization of cash flow hedges	782	(29)	1,459	(58)
Total other comprehensive loss	(6,403)	(365)	(5,045)	(529)
Total comprehensive income	8,095	14,069	27,785	26,348
Less-comprehensive (income) attributable to noncontrolling interests	(909)	(805)	(1,920)	(1,435)
Comprehensive income attributable to the Company	$7,186	$13,264	$25,865	$24,913

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Equity
(Unaudited and in thousands, except share amounts)

	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-Controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2011	72,647,697	$726	$29,077	$1,803,997	$(5,734)	$4,646	$(845,853)	$986,859
Issuances of Common Stock, net	2,794,340	28	—	91,808	—	—	—	91,836
Conversions of Common Units to Common Stock	18,366	—	—	631	—	—	—	631
Dividends on Common Stock		—	—	—	—	—	(62,787)	(62,787)
Dividends on Preferred Stock		—	—	—	—	—	(1,254)	(1,254)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	(16,501)	—	—	—	(16,501)
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(460)	—	(460)
Issuances of restricted stock	158,885	—	—	—	—	—	—	—
Share-based compensation expense		2	—	4,457	—	—	—	4,459
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(1,513)	(1,513)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	407	(407)	—
Comprehensive income:
Net income		—	—	—	—	—	32,830	32,830
Other comprehensive loss		—	—	—	(5,045)	—	—	(5,045)
Total comprehensive income								27,785
Balance at June 30, 2012	75,619,288	$756	$29,077	$1,884,392	$(10,779)	$4,593	$(878,984)	$1,029,055

	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Series B Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-Controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2010	71,690,487	$717	$29,092	$52,500	$1,766,886	$(3,648)	$4,460	$(761,785)	$1,088,222
Issuances of Common Stock, net	556,652	6	—	—	16,978	—	—	—	16,984
Conversions of Common Units to Common Stock	18,737	—	—	—	635	—	—	—	635
Dividends on Common Stock		—	—	—	—	—	—	(61,069)	(61,069)
Dividends on Preferred Stock		—	—	—	—	—	—	(3,299)	(3,299)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	—	(6,957)	—	—	—	(6,957)
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	—	(319)	—	(319)
Issuances of restricted stock	133,552	—	—	—	—	—	—	—	—
Redemptions/repurchases of Preferred Stock		—	(5)	(52,500)	1,895	—	—	(1,895)	(52,505)
Share-based compensation expense		1	—	—	3,452	—	—	—	3,453
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	—	(1,130)	(1,130)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	—	305	(305)	—
Comprehensive income:
Net income		—	—	—	—	—	—	26,877	26,877
Other comprehensive loss		—	—	—	—	(529)	—	—	(529)
Total comprehensive income									26,348
Balance at June 30, 2011	72,399,428	$724	$29,087	$—	$1,782,889	$(4,177)	$4,446	$(802,606)	$1,010,363

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Six Months Ended June 30,
	2012	2011
Operating activities:
Net income	$32,830	$26,877
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,113	67,274
Amortization of lease incentives and acquisition-related intangible assets and liabilities	180	968
Share-based compensation expense	4,459	3,453
Allowance for losses on accounts and accrued straight-line rents receivable	538	1,029
Amortization of deferred financing costs	1,802	1,642
Amortization of cash flow hedges	1,459	(58)
Losses on debt extinguishment	973	24
Net gains on disposition of property	(6,519)	(200)
Gains on for-sale residential condominiums	(175)	(154)
Equity in earnings of unconsolidated affiliates	(1,346)	(2,820)
Changes in financing obligations	(584)	(245)
Distributions of earnings from unconsolidated affiliates	2,225	2,162
Changes in operating assets and liabilities:
Accounts receivable	7,298	(1,821)
Prepaid expenses and other assets	(3,158)	(644)
Accrued straight-line rents receivable	(9,415)	(6,098)
Accounts payable, accrued expenses and other liabilities	(16,352)	(3,794)
Net cash provided by operating activities	93,328	87,595
Investing activities:
Investment in acquired real estate and related intangible assets, net of cash acquired	—	(7,761)
Investment in development in process	(1,531)	(2,598)
Investment in tenant improvements and deferred leasing costs	(43,851)	(28,456)
Investment in building improvements	(19,758)	(5,632)
Net proceeds from disposition of real estate assets	19,898	2,063
Net proceeds from disposition of for-sale residential condominiums	2,492	2,401
Distributions of capital from unconsolidated affiliates	901	632
Repayments of mortgages and notes receivable	1,544	235
Investments in and advances to unconsolidated affiliates	(2,750)	(39,402)
Changes in restricted cash and other investing activities	4,031	(395)
Net cash used in investing activities	(39,024)	(78,913)
Financing activities:
Dividends on Common Stock	(62,787)	(61,069)
Redemptions/repurchases of Preferred Stock	—	(52,505)
Dividends on Preferred Stock	(1,254)	(3,299)
Distributions to noncontrolling interests in the Operating Partnership	(3,158)	(3,215)
Distributions to noncontrolling interests in consolidated affiliates	(460)	(319)
Proceeds from the issuance of Common Stock	95,289	16,984
Costs paid for the issuance of Common Stock	(1,316)	—
Repurchase of shares related to tax withholdings	(2,137)	—
Borrowings on revolving credit facility	106,300	124,700
Repayments of revolving credit facility	(392,800)	(79,300)
Borrowings on mortgages and notes payable	225,000	200,000
Repayments of mortgages and notes payable	(19,359)	(153,522)
Payments on financing obligations	(38)	—
Additions to deferred financing costs and other financing activities	(2,245)	(2,104)
Net cash used in financing activities	(58,965)	(13,649)
Net decrease in cash and cash equivalents	(4,661)	(4,967)
Cash and cash equivalents at beginning of the period	11,188	14,206
Cash and cash equivalents at end of the period	$6,527	$9,239
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows – Continued
(Unaudited and in thousands)

Supplemental disclosure of cash flow information:

	Six Months Ended June 30,
	2012	2011
Cash paid for interest, net of amounts capitalized	$48,063	$44,948

Supplemental disclosure of non-cash investing and financing activities:

	Six Months Ended June 30,
	2012	2011
Unrealized losses on cash flow hedges	$(7,087)	$—
Conversion of Common Units to Common Stock	631	635
Changes in accrued capital expenditures	(2,448)	1,525
Write-off of fully depreciated real estate assets	28,629	23,352
Write-off of fully amortized deferred financing and leasing costs	8,765	8,247
Unrealized gains on marketable securities of non-qualified deferred compensation plan	216	210
Adjustment of noncontrolling interests in the Operating Partnership to fair value	16,501	6,957
Unrealized gains/(losses) on tax increment financing bond	583	(471)
Reduction of advances to unconsolidated affiliates related to acquisition activities	26,000	—

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(tabular dollar amounts in thousands, except per share data)
(Unaudited)

1.    Description of Business and Significant Accounting Policies

Description of Business

Highwoods Properties, Inc., together with its consolidated subsidiaries (the “Company”), is a fully-integrated, self-administered and self-managed equity real estate investment trust (“REIT”) that provides leasing, management, development, construction and other customer-related services for its properties and for third parties. The Company conducts virtually all of its activities through Highwoods Realty Limited Partnership (the “Operating Partnership”). At June 30, 2012, the Company and/or the Operating Partnership wholly owned: 304 in-service office, industrial and retail properties, comprising 29.5 million square feet; nine for-sale residential condominiums; 581 acres of undeveloped land suitable for future development, of which 518 acres are considered core assets; and one office property under development.

The Company is the sole general partner of the Operating Partnership. At June 30, 2012, the Company owned all of the Preferred Units and 75.2 million, or 95.3%, of the Common Units in the Operating Partnership. Limited partners, including one officer and two directors of the Company, own the remaining 3.7 million Common Units. In the event the Company issues shares of Common Stock, the net proceeds are contributed to the Operating Partnership in exchange for additional Common Units. Generally, the Operating Partnership is required to redeem each Common Unit at the request of the holder thereof for cash equal to the value of one share of the Company’s Common Stock, $0.01 par value, based on the average of the market price for the 10 trading days immediately preceding the notice date of such redemption, provided that the Company at its option may elect to acquire any such Common Units presented for redemption for cash or one share of Common Stock. The Common Units owned by the Company are not redeemable. During the six months ended June 30, 2012, the Company redeemed 18,366 Common Units for a like number of shares of Common Stock. The redemptions, in conjunction with the proceeds from issuances of Common Stock contributed to the Operating Partnership in exchange for additional Common Units, increased the percentage of Common Units owned by the Company from 95.1% at December 31, 2011 to 95.3% at June 30, 2012.

Common Stock Offerings

The Company has entered into equity sales agreements with various financial institutions to offer and sell, from time to time, shares of its Common Stock by means of ordinary brokers' transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices or as otherwise agreed with any of the institutions. During the three and six months ended June 30, 2012, the Company issued 1,836,976 and 2,622,476 shares, respectively, of Common Stock under these agreements at an average gross sales price of $33.72 and $33.45 per share, respectively, raising net proceeds, after sales commissions and expenses, of $61.0 million and $86.4 million, respectively.

Basis of Presentation

Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Our Consolidated Balance Sheet at December 31, 2011 was recast from previously reported amounts to reflect in real estate and other assets, net, held for sale those properties which qualified as held for sale during the three months ended June 30, 2012. Our Consolidated Statements of Income for the three and six months ended June 30, 2011 were recast from previously reported amounts to reflect in discontinued operations the operations for those properties that qualified for discontinued operations. Prior period amounts related to capital expenditures in our Consolidated Statements of Cash Flows have been reclassified to conform to the current period presentation.

Our Consolidated Financial Statements include the Operating Partnership, wholly owned subsidiaries and those entities in which we have the controlling financial interest. All intercompany transactions and accounts have been eliminated. At June 30, 2012 and December 31, 2011, we had involvement with no entities that we concluded to be variable interest entities.

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

2.    Real Estate Assets

Acquisitions

During the second quarter of 2012, we acquired a 178,300 square foot office property in Cary, NC from our DLF I joint venture for an agreed upon value of $26.0 million by reducing the balance of the advance due to us from the joint venture.

Dispositions

During the second quarter of 2012, we sold a non-core office property in Pinellas County, FL for gross proceeds of $9.5 million. We recorded gain on disposition of discontinued operations of $1.4 million related to this disposition.

During the first quarter of 2012, we sold 96 vacant rental residential units in Kansas City, MO for gross proceeds of $11.0 million. We recorded gain on disposition of discontinued operations of $5.1 million related to this disposition.

3.    Mortgages and Notes Receivable

The following table sets forth our mortgages and notes receivable:

	June 30, 2012	December 31, 2011
Seller financing (first mortgages)	$15,853	$17,180
Less allowance	—	—
	15,853	17,180
Promissory notes	1,321	1,481
Less allowance	(118)	(61)
	1,203	1,420
Mortgages and notes receivable, net	$17,056	$18,600

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

3.    Mortgages and Notes Receivable - Continued

Our mortgages and notes receivable consist primarily of seller financing issued in conjunction with two disposition transactions in 2010. This seller financing is evidenced by first mortgages secured by the assignment of rents and the underlying real estate assets. We evaluate the collectibility of the receivables by monitoring the leasing statistics and market fundamentals of these assets. As of June 30, 2012, the payments on both mortgages receivable were current and there were no other indications of impairment on the receivables. We may be required to take impairment charges in the future if and to the extent the underlying collateral diminishes in value.

The following table sets forth our notes receivable allowance, which relates only to promissory notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Beginning notes receivable allowance	$122	$497	$61	$868
Bad debt expense	—	162	—	184
Recoveries/write-offs/other	(4)	(42)	57	(435)
Total notes receivable allowance	$118	$617	$118	$617

4.    Investments in and Advances to Affiliates

Unconsolidated Affiliates

We have equity interests of up to 50.0% in various joint ventures with unrelated third parties and a secured debt interest in one of those joint ventures, as described below. The following table sets forth the combined, summarized income statements for our unconsolidated joint ventures on the purchase accounting basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Income Statements:
Rental and other revenues	$26,049	$24,779	$50,869	$49,996
Expenses:
Rental property and other expenses	12,666	10,774	24,082	22,771
Depreciation and amortization	5,919	6,295	12,484	12,911
Impairment of real estate assets	—	—	7,180	—
Interest expense	5,267	5,858	11,097	11,865
Total expenses	23,852	22,927	54,843	47,547
Income/(loss) before disposition of properties	2,197	1,852	(3,974)	2,449
Gains on disposition of properties	6,275	—	6,275	—
Net income	$8,472	$1,852	$2,301	$2,449
Our share of:
Depreciation and amortization of real estate assets	$1,675	$2,033	$3,773	$4,126
Impairment of real estate assets	$—	$—	$1,002	$—
Interest expense	$1,843	$2,033	$3,823	$4,194
Net income	$1,133	$749	$338	$1,670

Our share of net income	$1,133	$749	$338	$1,670
Management and other fees adjustments	375	604	1,008	1,150
Equity in earnings of unconsolidated affiliates	$1,508	$1,353	$1,346	$2,820

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

4.    Investments in and Advances to Affiliates - Continued

In 2011, we provided a $38.3 million interest-only secured loan to our DLF I joint venture that originally was scheduled to mature in March 2012. The loan bears interest at LIBOR plus 500 basis points. The maturity date of the loan has been extended to September 30, 2012. In the second quarter of 2012, we acquired an office property from the joint venture by reducing the balance of the advance due to us from the joint venture. We deferred our share of the gain recorded by the joint venture related to this transaction. We recorded interest income from this loan in interest and other income of $0.2 million and $0.3 million during the three months ended June 30, 2012 and 2011, respectively, and $0.7 million and $0.3 million during the six months ended June 30, 2012 and 2011, respectively.

In the second quarter of 2012, our DLF II joint venture obtained a $50.0 million, three-year secured mortgage loan from a third party lender, bearing a fixed interest rate of 3.5% on $39.1 million of the loan and a floating interest rate of LIBOR plus 250 basis points on $10.9 million of the loan, which was used by the joint venture to repay a secured loan at maturity to a third party lender.

During the first quarter of 2012, we recorded $1.0 million as our share of impairment of real estate assets on two office properties in our DLF I joint venture, due to a decline in projected occupancy and a change in the assumed holding period of those assets, which reduced the expected future cash flows from the properties.

5.    Intangible Assets and Below Market Lease Liabilities

The following table sets forth total intangible assets and acquisition-related below market lease liabilities, net of accumulated amortization:

	June 30, 2012	December 31, 2011
Assets:
Deferred financing costs	$20,112	$18,044
Less accumulated amortization	(7,488)	(5,797)
	12,624	12,247
Deferred leasing costs (including lease incentives and acquisition-related intangible assets)	177,140	172,049
Less accumulated amortization	(63,084)	(56,522)
	114,056	115,527
Deferred financing and leasing costs, net	$126,680	$127,774

Liabilities (in accounts payable, accrued expenses and other liabilities):
Acquisition-related below market lease liabilities	$16,346	$16,441
Less accumulated amortization	(1,966)	(971)
	$14,380	$15,470

The following table sets forth amortization of intangible assets and acquisition-related below market lease liabilities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Amortization of deferred financing costs	$900	$821	$1,802	$1,642
Amortization of deferred leasing costs and acquisition-related intangible assets (in depreciation and amortization)	$7,266	$4,401	$13,706	$8,757
Amortization of lease incentives (in rental and other revenues)	$340	$303	$683	$641
Amortization of acquisition-related intangible assets (in rental and other revenues)	$324	$191	$594	$377
Amortization of acquisition-related below market lease liabilities (in rental and other revenues)	$(553)	$(25)	$(1,097)	$(50)

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

5.    Intangible Assets and Below Market Lease Liabilities - Continued

The following table sets forth scheduled future amortization of intangible assets and below market lease liabilities:

	Amortization of Deferred Financing Costs	Amortization of Deferred Leasing Costs and Acquisition-Related Intangible Assets (in Depreciation and Amortization)	Amortization of Lease Incentives (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental and Other Revenues)	Amortization of Acquisition-Related Below Market Lease Liabilities (in Rental and Other Revenues)
July 1, 2012 through December 31, 2012	$2,234	$14,242	$772	$579	$(1,229)
2013	3,262	21,834	1,167	765	(2,081)
2014	2,987	17,877	1,013	504	(2,005)
2015	2,264	13,879	779	328	(1,768)
2016	957	10,880	608	280	(1,498)
Thereafter	920	25,453	2,379	717	(5,799)
	$12,624	$104,165	$6,718	$3,173	$(14,380)

The weighted average remaining amortization periods for deferred financing costs, deferred leasing costs and acquisition-related intangible assets (in depreciation and amortization), lease incentives (in rental and other revenues), acquisition-related intangible assets (in rental and other revenues) and acquisition-related below market lease liabilities (in rental and other revenues) were 3.8 years, 6.2 years, 7.8 years, 5.7 years and 8.9 years, respectively, as of June 30, 2012.

In connection with the acquisition of an office property in Cary, NC in the second quarter of 2012, we recorded $2.7 million of in-place lease intangible assets with a weighted average amortization period of 6.3 years at the date of the acquisition. The contractual rents of the in-place lease acquired were determined to be at market.

6.    Mortgages and Notes Payable

The following table sets forth our mortgages and notes payable:

	June 30, 2012	December 31, 2011
Secured indebtedness	$743,492	$750,049
Unsecured indebtedness	1,079,636	1,153,164
Total mortgages and notes payable	$1,823,128	$1,903,213

At June 30, 2012, our secured mortgage loans were secured by real estate assets with an aggregate undepreciated book value of $1,237.7 million.

Our $475.0 million unsecured revolving credit facility is scheduled to mature on July 27, 2015 and includes an accordion feature that allows for an additional $75.0 million of borrowing capacity subject to additional lender commitments. Assuming no defaults have occurred, we have an option to extend the maturity for an additional year. The interest rate at our current credit ratings is LIBOR plus 150 basis points and the annual facility fee is 35 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody's Investors Service or Standard & Poor's Ratings Services. We use our revolving credit facility for working capital purposes and for the short-term funding of our development and acquisition activity and, in certain instances, the repayment of other debt. Continuing ability to borrow under the revolving credit facility allows us to quickly capitalize on strategic opportunities at short-term interest rates. There was $75.5 million and $28.1 million outstanding under our revolving credit facility at June 30, 2012 and July 19, 2012, respectively. At both June 30, 2012 and July 19, 2012, we had $0.1 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at June 30, 2012 and July 19, 2012 was $399.4 million and $446.8 million, respectively.

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

6.    Mortgages and Notes Payable - Continued

In the second quarter of 2012, we repurchased $12.1 million principal amount of unsecured notes due March 2017 bearing interest of 5.85% for a purchase price of 107.5% of par value. We recorded $1.0 million of loss on debt extinguishment related to this repurchase.

In the first quarter of 2012, we obtained a $225.0 million, seven-year unsecured bank term loan bearing interest of LIBOR plus 190 basis points. This floating interest rate effectively was fixed by the interest rate swaps discussed in Note 7. The proceeds were used to pay off amounts then outstanding under our revolving credit facility.

We are currently in compliance with the debt covenants and other requirements with respect to our outstanding debt.

7.	Derivative Financial Instruments

We have six floating-to-fixed interest rate swaps for seven-year periods each with respect to an aggregate of $225.0 million LIBOR-based borrowings. These swaps effectively fix the underlying LIBOR rate at a weighted average of 1.678%. The counterparties under the swaps are major financial institutions. The swap agreements contain a provision whereby if we default on any of our indebtedness, if greater than $10.0 million and that results in repayment of such indebtedness being, or becoming capable of being accelerated by the lender, then we could also be declared in default on our derivative obligations. These swaps have been designated as and are being accounted for as cash flow hedges with changes in fair value recorded in other comprehensive income each reporting period. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on our cash flow hedges during the six months ended June 30, 2012. As of June 30, 2012, we have not posted any collateral related to our interest rate swap liability.

Amounts reported in accumulated other comprehensive loss ("AOCL") related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the period from July 1, 2012 through June 30, 2013, we estimate that $3.1 million will be reclassified as an increase to interest expense.

The following table sets forth the fair value of our derivative instruments:

	June 30, 2012	December 31, 2011
Liability Derivatives:
Derivatives designated as cash flow hedges in other liabilities:
Interest rate swaps	$7,763	$2,202

The following table sets forth the effect of our cash flow hedges on AOCL and interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Derivatives Designated as Cash Flow Hedges:
Amount of unrealized losses recognized in AOCL on derivatives (effective portion):
Interest rate swaps	$(7,481)	$—	$(7,087)	$—
Amount of (gains)/losses reclassified out of AOCL into contractual interest expense (effective portion):
Interest rate swaps	$782	$(29)	$1,459	$(58)

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

8.	Noncontrolling Interests

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

The following table sets forth noncontrolling interests in the Operating Partnership:

	Six Months Ended June 30,
	2012	2011
Beginning noncontrolling interests in the Operating Partnership	$110,655	$120,838
Adjustments of noncontrolling interests in the Operating Partnership to fair value	16,501	6,957
Conversion of Common Units to Common Stock	(631)	(635)
Net income attributable to noncontrolling interests in the Operating Partnership	1,513	1,130
Distributions to noncontrolling interests in the Operating Partnership	(3,158)	(3,215)
Total noncontrolling interests in the Operating Partnership	$124,880	$125,075

The following table sets forth net income available for common stockholders and transfers from noncontrolling interests in the Operating Partnership:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income available for common stockholders	$12,962	$10,112	$29,656	$20,248
Increase in additional paid in capital from conversion of Common Units to Common Stock	568	449	631	635
Change from net income available for common stockholders and transfers from noncontrolling interests	$13,530	$10,561	$30,287	$20,883

Noncontrolling Interests in Consolidated Affiliates

At June 30, 2012, noncontrolling interests in consolidated affiliates relates to our joint venture partner's 50.0% interest in office properties located in Richmond, VA. Our joint venture partner is an unrelated third party.

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

Our Level 3 assets include our tax increment financing bond, which is not routinely traded but whose fair value is determined by the income approach utilizing contractual cash flows and market-based interest rates to estimate the projected redemption value based on quoted bid/ask prices for similar unrated municipal bonds and, if any, real estate assets and for-sale residential condominiums recorded at fair value on a non-recurring basis as a result of our quarterly impairment analysis, which were valued using broker opinion of value and substantiated by internal cash flow projections.

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

		Level 1	Level 2	Level 3
	June 30, 2012	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
Assets:
Mortgages and notes receivable, at fair value (1)	$17,330	$—	$17,330	$—
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	3,099	3,099	—	—
Tax increment financing bond (in prepaid expenses and other assets)	15,371	—	—	15,371
Total Assets	$35,800	$3,099	$17,330	$15,371
Noncontrolling Interests in the Operating Partnership	$124,880	$124,880	$—	$—
Liabilities:
Mortgages and notes payable, at fair value (1)	$1,918,241	$—	$1,918,241	$—
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	7,763	—	7,763	—
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	3,099	3,099	—	—
Financing obligations, at fair value (1)	21,141	—	—	21,141
Total Liabilities	$1,950,244	$3,099	$1,926,004	$21,141

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
__________
(1)    Amounts carried at historical cost on our Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, respectively.

The following table sets forth the changes in our Level 3 asset, which is recorded at fair value on our Consolidated Balance Sheets on a recurring basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Asset:
Tax Increment Financing Bond:
Beginning balance	$15,075	$15,564	$14,788	$15,699
Unrealized gains/(losses) (in AOCL)	296	(336)	583	(471)
Ending balance	$15,371	$15,228	$15,371	$15,228

In 2007, we acquired a tax increment financing bond associated with a parking garage developed by us. This bond amortizes to maturity in 2020. The estimated fair value at June 30, 2012 was $1.7 million below the outstanding principal due on the bond. If the discount rate used to fair value this bond was 100 basis points higher or lower, the fair value of the bond would have been $0.6 million lower or $0.6 million higher, respectively, as of June 30, 2012. We intend to hold this bond and have concluded that we will not be required to sell this bond before recovery of the bond principal. Payment of the principal and interest for the bond is guaranteed by us. We have recorded no credit losses related to the bond during the three and six months ended June 30, 2012 and 2011. There is no legal right of offset with the liability, which we report as a financing obligation, related to this tax increment financing bond.

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

9.	Disclosure About Fair Value of Financial Instruments - Continued

The following table sets forth quantitative information about the unobservable inputs of our Level 3 asset, which is recorded at fair value on our Consolidated Balance Sheets on a recurring basis:

	Fair Value at June 30, 2012	Valuation Technique	Unobservable Input	Discount Rate
Tax increment financing bond	$15,371	Income approach	Discount rate	9.85%

10.	Share-based Payments

During the six months ended June 30, 2012, we granted 190,886 stock options with an exercise price equal to the closing market price of a share of our Common Stock on the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, which resulted in a weighted average grant date fair value per share of $5.47. During the six months ended June 30, 2012, we also granted 90,983 shares of time-based restricted stock and 67,902 shares of total return-based restricted stock with weighted average grant date fair values per share of $32.27 and $38.71, respectively. We recorded stock-based compensation expense of $2.0 million and $1.4 million during the three months ended June 30, 2012 and 2011, respectively, and $4.5 million and $3.5 million during the six months ended June 30, 2012 and 2011, respectively. At June 30, 2012, there was $7.6 million of total unrecognized stock-based compensation costs, which will be recognized over a weighted average remaining contractual term of 2.6 years.

11.	Accumulated Other Comprehensive Loss

The following table sets forth the components of accumulated other comprehensive loss:

	Six Months Ended June 30,
	2012	2011
Tax increment financing bond:
Beginning balance	$(2,309)	$(2,543)
Unrealized gains/(losses) on tax increment financing bond	583	(471)
Ending balance	(1,726)	(3,014)
Cash flow hedges:
Beginning balance	(3,425)	(1,105)
Unrealized losses on cash flow hedges	(7,087)	—
Amortization of cash flow hedges	1,459	(58)
Ending balance	(9,053)	(1,163)
Total accumulated other comprehensive loss	$(10,779)	$(4,177)

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

12.	Discontinued Operations

The following table sets forth our operations which required classification as discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Rental and other revenues	$2,044	$2,907	$4,383	$6,169
Operating expenses:
Rental property and other expenses	966	1,390	2,084	2,862
Depreciation and amortization	322	778	1,008	1,653
Total operating expenses	1,288	2,168	3,092	4,515
Income from discontinued operations	756	739	1,291	1,654
Net gains on disposition of discontinued operations	1,385	—	6,519	—
Total discontinued operations	$2,141	$739	$7,810	$1,654

The following table sets forth the major classes of assets and liabilities of our real estate and other assets held for sale, net:

	June 30, 2012	December 31, 2011
Assets:
Land	$3,849	$5,749
Buildings and tenant improvements	49,460	65,860
Accumulated depreciation	(18,743)	(23,917)
Net real estate assets	34,566	47,692
Accrued straight line rents receivable	1,490	1,726
Deferred leasing costs, net	678	811
Prepaid expenses and other assets	17	106
Real estate and other assets, net, held for sale	$36,751	$50,335
Tenant security deposits, deferred rents and accrued costs (1)	$595	$238
__________

(1)	Included in accounts payable, accrued expenses and other liabilities.

As of June 30, 2012, real estate and other assets held for sale, net, included five office properties in Nashville, TN and one office property in Kansas City, MO. As of December 31, 2011, real estate and other assets held for sale, net, included five office properties in Nashville, TN, one office property in Pinellas County, FL and one office property and 96 residential units in Kansas City, MO. All of these properties qualified for discontinued operations.

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

13.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Earnings per Common Share - basic:
Numerator:
Income from continuing operations	$12,357	$13,695	$25,020	$25,223
Net (income) attributable to noncontrolling interests in the Operating Partnership from continuing operations	(584)	(586)	(1,133)	(1,047)
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(223)	(182)	(407)	(305)
Dividends on Preferred Stock	(627)	(1,622)	(1,254)	(3,299)
Excess of Preferred Stock redemption/repurchase cost over carrying value	—	(1,895)	—	(1,895)
Income from continuing operations available for common stockholders	10,923	9,410	22,226	18,677
Income from discontinued operations	2,141	739	7,810	1,654
Net (income) attributable to noncontrolling interests in the Operating Partnership from discontinued operations	(102)	(37)	(380)	(83)
Income from discontinued operations available for common stockholders	2,039	702	7,430	1,571
Net income available for common stockholders	$12,962	$10,112	$29,656	$20,248
Denominator:
Denominator for basic earnings per Common Share – weighted average shares (1) (2)	74,662	72,211	73,749	72,015
Earnings per Common Share - basic:
Income from continuing operations available for common stockholders	$0.15	$0.13	$0.30	$0.26
Income from discontinued operations available for common stockholders	0.02	0.01	0.10	0.02
Net income available for common stockholders	$0.17	$0.14	$0.40	$0.28
Earnings per Common Share - diluted:
Numerator:
Income from continuing operations	$12,357	$13,695	$25,020	$25,223
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(223)	(182)	(407)	(305)
Dividends on Preferred Stock	(627)	(1,622)	(1,254)	(3,299)
Excess of Preferred Stock redemption/repurchase cost over carrying value	—	(1,895)	—	(1,895)
Income from continuing operations available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	11,507	9,996	23,359	19,724
Income from discontinued operations available for common stockholders	2,141	739	7,810	1,654
Net income available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	$13,648	$10,735	$31,169	$21,378
Denominator:
Denominator for basic earnings per Common Share –weighted average shares (1) (2)	74,662	72,211	73,749	72,015
Add:
Stock options using the treasury method	141	202	129	185
Noncontrolling interests Common Units	3,718	3,784	3,723	3,787
Denominator for diluted earnings per Common Share – adjusted weighted average shares and assumed conversions (1)	78,521	76,197	77,601	75,987
Earnings per Common Share - diluted:
Income from continuing operations available for common stockholders	$0.15	$0.13	$0.30	$0.26
Income from discontinued operations available for common stockholders	0.02	0.01	0.10	0.02
Net income available for common stockholders	$0.17	$0.14	$0.40	$0.28
__________

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

13.	Earnings Per Share - Continued

(1)
There were 0.5 million and 0.3 million options outstanding during the three months ended June 30, 2012 and 2011, respectively, and 0.5 million and 0.6 million options outstanding during the six months ended June 30, 2012 and 2011, respectively, that were not included in the computation of diluted earnings per share because the impact of including such options would be anti-dilutive.

(2)	Includes all unvested restricted stock since dividends on restricted stock are non-forfeitable.

14.	Segment Information

The following table summarizes the rental and other revenues and net operating income, the primary industry property-level performance metric which is defined as rental and other revenues less rental property and other expenses, for each reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Rental and Other Revenues: (1)
Office:
Atlanta, GA	$16,209	$12,341	$31,993	$24,242
Greenville, SC	3,489	3,437	6,993	6,942
Kansas City, MO	3,560	3,441	7,163	6,960
Memphis, TN	10,130	10,077	20,268	20,179
Nashville, TN	14,321	13,572	28,186	26,315
Orlando, FL	2,756	2,619	5,443	4,936
Piedmont Triad, NC	5,072	5,273	10,152	10,637
Pittsburgh, PA	9,113	—	18,199	—
Raleigh, NC	20,400	20,103	40,179	39,421
Richmond, VA	12,095	11,668	23,605	23,046
Tampa, FL	17,579	17,064	34,715	33,436
Total Office Segment	114,724	99,595	226,896	196,114
Industrial:
Atlanta, GA	3,849	4,028	7,623	7,962
Piedmont Triad, NC	3,087	2,825	6,251	5,802
Total Industrial Segment	6,936	6,853	13,874	13,764
Retail:
Kansas City, MO	9,075	8,203	17,998	17,103
Total Retail Segment	9,075	8,203	17,998	17,103
Total Rental and Other Revenues	$130,735	$114,651	$258,768	$226,981

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

14.	Segment Information - Continued

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net Operating Income: (1)
Office:
Atlanta, GA	$10,426	$7,973	$20,821	$15,464
Greenville, SC	2,051	2,067	4,183	4,142
Kansas City, MO	2,186	2,112	4,518	4,256
Memphis, TN	5,841	5,462	11,942	11,222
Nashville, TN	9,835	9,369	19,490	18,001
Orlando, FL	1,431	1,284	2,847	2,450
Piedmont Triad, NC	3,219	3,452	6,452	7,053
Pittsburgh, PA	4,627	—	8,910	—
Raleigh, NC	14,291	14,273	28,146	27,489
Richmond, VA	8,536	8,231	16,419	16,090
Tampa, FL	10,811	10,557	21,650	20,684
Total Office Segment	73,254	64,780	145,378	126,851
Industrial:
Atlanta, GA	2,761	3,001	5,649	5,840
Piedmont Triad, NC	2,308	2,107	4,596	4,331
Total Industrial Segment	5,069	5,108	10,245	10,171
Retail:
Kansas City, MO	5,323	4,832	10,857	10,121
Total Retail Segment	5,323	4,832	10,857	10,121
Total Net Operating Income	83,646	74,720	166,480	147,143
Reconciliation to income from continuing operations before disposition of property and condominiums and equity in earnings of unconsolidated affiliates:
Depreciation and amortization	(40,276)	(32,684)	(78,105)	(65,621)
General and administrative expense	(8,900)	(7,978)	(18,573)	(15,771)
Interest expense	(24,495)	(23,907)	(49,297)	(47,450)
Other income	764	1,875	2,994	3,748
Income from continuing operations before disposition of property and condominiums and equity in earnings of unconsolidated affiliates	$10,739	$12,026	$23,499	$22,049
__________

(1)	Net of discontinued operations.

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

15.	Subsequent Events

In early July 2012, the Company issued 451,300 shares of Common Stock from sales in the second quarter of 2012 under our equity sales agreements at an average gross sales price of $33.52 per share raising net proceeds, after sales commissions and expenses, of $14.9 million.

On July 13, 2012, we acquired two medical office properties in Greensboro, NC for $16.4 million. The transaction included the issuance of approximately 77,000 Common Units. We expect to expense approximately $0.1 million of costs related to this acquisition.

On July 13, 2012, we sold five non-core office buildings in Nashville, TN for $41.0 million. We expect to record gain on disposition of discontinued operations of $6.8 million related to this disposition.

On July 25, 2012, we sold three GSA-leased buildings in Jackson, MS and Atlanta, GA for $86.5 million. We expect to record gain on disposition of discontinued operations of $14.0 million related to this disposition.

[This page is intentionally left blank]

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Balance Sheets
(Unaudited and in thousands, except unit and per unit data)

	June 30, 2012	December 31, 2011
Assets:
Real estate assets, at cost:
Land	$366,925	$364,022
Buildings and tenant improvements	3,117,730	3,078,308
Development in process	6,094	—
Land held for development	102,482	105,206
	3,593,231	3,547,536
Less-accumulated depreciation	(913,016)	(877,383)
Net real estate assets	2,680,215	2,670,153
For-sale residential condominiums	2,434	4,751
Real estate and other assets, net, held for sale	36,751	50,335
Cash and cash equivalents	6,631	11,151
Restricted cash	20,757	26,666
Accounts receivable, net of allowance of $3,262 and $3,548, respectively	21,882	30,093
Mortgages and notes receivable, net of allowance of $118 and $61, respectively	17,056	18,600
Accrued straight-line rents receivable, net of allowance of $866 and $1,294, respectively	113,695	104,284
Investments in and advances to unconsolidated affiliates	76,037	99,296
Deferred financing and leasing costs, net of accumulated amortization of $70,572 and $62,319, respectively	126,680	127,774
Prepaid expenses and other assets	41,826	36,781
Total Assets	$3,143,964	$3,179,884
Liabilities, Redeemable Operating Partnership Units and Equity:
Mortgages and notes payable	$1,823,128	$1,903,213
Accounts payable, accrued expenses and other liabilities	137,047	148,821
Financing obligations	30,822	31,444
Total Liabilities	1,990,997	2,083,478
Commitments and contingencies
Redeemable Operating Partnership Units:
Common Units, 3,711,152 and 3,729,518 outstanding, respectively	124,880	110,655
Series A Preferred Units (liquidation preference $1,000 per unit), 29,077 units issued and outstanding	29,077	29,077
Total Redeemable Operating Partnership Units	153,957	139,732
Equity:
Common Units:
General partner Common Units, 789,216 and 759,684 outstanding, respectively	10,049	9,575
Limited partner Common Units, 74,421,263 and 71,479,204 outstanding, respectively	995,147	948,187
Accumulated other comprehensive loss	(10,779)	(5,734)
Noncontrolling interests in consolidated affiliates	4,593	4,646
Total Equity	999,010	956,674
Total Liabilities, Redeemable Operating Partnership Units and Equity	$3,143,964	$3,179,884

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Income
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Rental and other revenues	$130,735	$114,651	$258,768	$226,981
Operating expenses:
Rental property and other expenses	47,030	39,868	92,167	79,924
Depreciation and amortization	40,276	32,684	78,105	65,621
General and administrative	8,959	8,041	18,694	15,685
Total operating expenses	96,265	80,593	188,966	161,230
Interest expense:
Contractual	23,643	22,940	47,591	45,371
Amortization of deferred financing costs	900	821	1,802	1,642
Financing obligations	(48)	146	(96)	437
	24,495	23,907	49,297	47,450
Other income:
Interest and other income	1,737	1,899	3,967	3,772
Losses on debt extinguishment	(973)	(24)	(973)	(24)
	764	1,875	2,994	3,748
Income from continuing operations before disposition of property and condominiums and equity in earnings of unconsolidated affiliates	10,739	12,026	23,499	22,049
Gains on disposition of property	—	200	—	200
Gains on for-sale residential condominiums	110	116	175	154
Equity in earnings of unconsolidated affiliates	1,511	1,357	1,351	2,832
Income from continuing operations	12,360	13,699	25,025	25,235
Discontinued operations:
Income from discontinued operations	756	739	1,291	1,654
Net gains on disposition of discontinued operations	1,385	—	6,519	—
	2,141	739	7,810	1,654
Net income	14,501	14,438	32,835	26,889
Net (income) attributable to noncontrolling interests in consolidated affiliates	(223)	(182)	(407)	(305)
Distributions on Preferred Units	(627)	(1,622)	(1,254)	(3,299)
Excess of Preferred Unit redemption/repurchase cost over carrying value	—	(1,895)	—	(1,895)
Net income available for common unitholders	$13,651	$10,739	$31,174	$21,390
Earnings per Common Unit – basic:
Income from continuing operations available for common unitholders	$0.15	$0.13	$0.30	$0.26
Income from discontinued operations available for common unitholders	0.03	0.01	0.10	0.02
Net income available for common unitholders	$0.18	$0.14	$0.40	$0.28
Weighted average Common Units outstanding – basic	77,971	75,586	77,063	75,393
Earnings per Common Unit – diluted:
Income from continuing operations available for common unitholders	$0.15	$0.13	$0.30	$0.26
Income from discontinued operations available for common unitholders	0.02	0.01	0.10	0.02
Net income available for common unitholders	$0.17	$0.14	$0.40	$0.28
Weighted average Common Units outstanding – diluted	78,112	75,788	77,192	75,578
Distributions declared per Common Unit	$0.425	$0.425	$0.850	$0.850
Net income available for common unitholders:
Income from continuing operations available for common unitholders	$11,510	$10,000	$23,364	$19,736
Income from discontinued operations available for common unitholders	2,141	739	7,810	1,654
Net income available for common unitholders	$13,651	$10,739	$31,174	$21,390

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Other comprehensive income/(loss):
Net income	$14,501	$14,438	$32,835	$26,889
Other comprehensive income/(loss):
Unrealized gains/(losses) on tax increment financing bond	296	(336)	583	(471)
Unrealized losses on cash flow hedges	(7,481)	—	(7,087)	—
Amortization of cash flow hedges	782	(29)	1,459	(58)
Total other comprehensive loss	(6,403)	(365)	(5,045)	(529)
Total comprehensive income	$8,098	$14,073	$27,790	$26,360
Less-comprehensive (income) attributable to noncontrolling interests	(223)	(182)	(407)	(305)
Comprehensive income attributable to the Operating Partnership	$7,875	$13,891	$27,383	$26,055

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Capital
(Unaudited and in thousands, except unit amounts)

	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total Partners’ Capital
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2011	$9,575	$948,187	$(5,734)	$4,646	$956,674
Issuances of Common Units, net	918	90,918	—	—	91,836
Distributions paid on Common Units	(656)	(64,941)	—	—	(65,597)
Distributions paid on Preferred Units	(13)	(1,241)	—	—	(1,254)
Share-based compensation expense	45	4,414	—	—	4,459
Distribution to noncontrolling interests in consolidated affiliates	—	—	—	(460)	(460)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	(144)	(14,294)	—	—	(14,438)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(4)	(403)		407	—
Comprehensive income:
Net income	328	32,507	—	—	32,835
Other comprehensive loss	—	—	(5,045)	—	(5,045)
Total comprehensive income					27,790
Balance at June 30, 2012	$10,049	$995,147	$(10,779)	$4,593	$999,010

	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total Partners’ Capital
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2010	$10,044	$994,610	$(3,648)	$4,460	$1,005,466
Issuances of Common Units, net	170	16,814	—	—	16,984
Distributions paid on Common Units	(640)	(63,296)	—	—	(63,936)
Distributions paid on Preferred Units	(33)	(3,266)	—	—	(3,299)
Share-based compensation expense	35	3,418	—	—	3,453
Distribution to noncontrolling interests in consolidated affiliates	—	—	—	(319)	(319)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	(48)	(4,769)	—	—	(4,817)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(3)	(302)	—	305	—
Comprehensive income/(loss):
Net income	269	26,620	—	—	26,889
Other comprehensive loss	—	—	(529)	—	(529)
Total comprehensive income					26,360
Balance at June 30, 2011	$9,794	$969,829	$(4,177)	$4,446	$979,892

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Six Months Ended June 30,
	2012	2011
Operating activities:
Net income	$32,835	$26,889
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,113	67,274
Amortization of lease incentives and acquisition-related intangible assets and liabilities	180	968
Share-based compensation expense	4,459	3,453
Allowance for losses on accounts and accrued straight-line rents receivable	538	1,029
Amortization of deferred financing costs	1,802	1,642
Amortization of cash flow hedges	1,459	(58)
Losses on debt extinguishment	973	24
Net gains on disposition of property	(6,519)	(200)
Gains on for-sale residential condominiums	(175)	(154)
Equity in earnings of unconsolidated affiliates	(1,351)	(2,832)
Changes in financing obligations	(584)	(245)
Distributions of earnings from unconsolidated affiliates	2,211	2,150
Changes in operating assets and liabilities:
Accounts receivable	7,298	(1,821)
Prepaid expenses and other assets	(3,077)	(544)
Accrued straight-line rents receivable	(9,415)	(6,098)
Accounts payable, accrued expenses and other liabilities	(16,413)	(3,794)
Net cash provided by operating activities	93,334	87,683
Investing activities:
Investment in acquired real estate and related intangible assets, net of cash acquired	—	(7,761)
Investment in development in process	(1,531)	(2,598)
Investment in tenant improvements and deferred leasing costs	(43,851)	(28,456)
Investment in building improvements	(19,758)	(5,632)
Net proceeds from disposition of real estate assets	19,898	2,063
Net proceeds from disposition of for-sale residential condominiums	2,492	2,401
Distributions of capital from unconsolidated affiliates	901	632
Repayments of mortgages and notes receivable	1,544	235
Investments in and advances to unconsolidated affiliates	(2,750)	(39,402)
Changes in restricted cash and other investing activities	4,031	(395)
Net cash used in investing activities	(39,024)	(78,913)
Financing activities:
Distributions on Common Units	(65,597)	(63,936)
Redemptions/repurchases of Preferred Units	—	(52,505)
Distributions on Preferred Units	(1,254)	(3,299)
Distributions to noncontrolling interests in consolidated affiliates	(460)	(319)
Proceeds from the issuance of Common Units	95,289	16,984
Costs paid for the issuance of Common Units	(1,316)	—
Repurchase of units related to tax withholdings	(2,137)	—
Borrowings on revolving credit facility	106,300	124,700
Repayments of revolving credit facility	(392,800)	(79,300)
Borrowings on mortgages and notes payable	225,000	200,000
Repayments of mortgages and notes payable	(19,359)	(153,522)
Payments on financing obligations	(38)	—
Additions to deferred financing costs and other financing activities	(2,458)	(2,684)
Net cash used in financing activities	(58,830)	(13,881)
Net decrease in cash and cash equivalents	(4,520)	(5,111)
Cash and cash equivalents at beginning of the period	11,151	14,198
Cash and cash equivalents at end of the period	$6,631	$9,087

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows - Continued
(Unaudited and in thousands)

Supplemental disclosure of cash flow information:

	Six Months Ended June 30,
	2012	2011
Cash paid for interest, net of amounts capitalized	$48,063	$44,948

Supplemental disclosure of non-cash investing and financing activities:

	Six Months Ended June 30,
	2012	2011
Unrealized losses on cash flow hedges	$(7,087)	$—
Changes in accrued capital expenditures	(2,448)	1,525
Write-off of fully depreciated real estate assets	28,629	23,352
Write-off of fully amortized deferred financing and leasing costs	8,765	8,247
Unrealized gains on marketable securities of non-qualified deferred compensation plan	216	210
Adjustment of Redeemable Common Units to fair value	14,225	4,237
Unrealized gains/(losses) on tax increment financing bond	583	(471)
Reduction of advances to unconsolidated affiliates related to acquisition activities	26,000	—

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(tabular dollar amounts in thousands, except per unit data)
(Unaudited)

1.    Description of Business and Significant Accounting Policies

Description of Business

Highwoods Properties, Inc., together with its consolidated subsidiaries (the “Company”), is a fully-integrated, self-administered and self-managed equity real estate investment trust (“REIT”) that provides leasing, management, development, construction and other customer-related services for its properties and for third parties. The Company conducts virtually all of its activities through Highwoods Realty Limited Partnership (the “Operating Partnership”). At June 30, 2012, the Company and/or the Operating Partnership wholly owned: 304 in-service office, industrial and retail properties, comprising 29.5 million square feet; nine for-sale residential condominiums; 581 acres of undeveloped land suitable for future development, of which 518 acres are considered core assets; and one office property under development.

The Company is the sole general partner of the Operating Partnership. At June 30, 2012, the Company owned all of the Preferred Units and 75.2 million, or 95.3%, of the Common Units in the Operating Partnership. Limited partners, including one officer and two directors of the Company, own the remaining 3.7 million Common Units. In the event the Company issues shares of Common Stock, the net proceeds are contributed to the Operating Partnership in exchange for additional Common Units. Generally, the Operating Partnership is required to redeem each Common Unit at the request of the holder thereof for cash equal to the value of one share of the Company’s Common Stock, $0.01 par value, based on the average of the market price for the 10 trading days immediately preceding the notice date of such redemption, provided that the Company at its option may elect to acquire any such Common Units presented for redemption for cash or one share of Common Stock. The Common Units owned by the Company are not redeemable. During the six months ended June 30, 2012, the Company redeemed 18,366 Common Units for a like number of shares of Common Stock. The redemptions, in conjunction with the proceeds from issuances of Common Stock contributed to the Operating Partnership in exchange for additional Common Units, increased the percentage of Common Units owned by the Company from 95.1% at December 31, 2011 to 95.3% at June 30, 2012.

Common Stock Offerings

The Company has entered into equity sales agreements with various financial institutions to offer and sell, from time to time, shares of its Common Stock by means of ordinary brokers' transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices or as otherwise agreed with any of the institutions. During the three and six months ended June 30, 2012, the Company issued 1,836,976 and 2,622,476 shares, respectively, of Common Stock under these agreements at an average gross sales price of $33.72 and $33.45 per share, respectively, raising net proceeds, after sales commissions and expenses, of $61.0 million and $86.4 million, respectively.

Basis of Presentation

Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Our Consolidated Balance Sheet at December 31, 2011 was revised from previously reported amounts to reflect in real estate and other assets, net, held for sale those properties which qualified as held for sale during the three months ended June 30, 2012. Our Consolidated Statements of Income for the three and six months ended June 30, 2011 were revised from previously reported amounts to reflect in discontinued operations the operations for those properties that qualified for discontinued operations. Prior period amounts related to capital expenditures in our Consolidated Statements of Cash Flows have been reclassified to conform to the current period presentation.

Our Consolidated Financial Statements include wholly owned subsidiaries and those entities in which we have the controlling financial interest. All intercompany transactions and accounts have been eliminated. At June 30, 2012 and December 31, 2011, we had involvement with no entities that we concluded to be variable interest entities.

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

2.    Real Estate Assets

Acquisitions

During the second quarter of 2012, we acquired a 178,300 square foot office property in Cary, NC from our DLF I joint venture for an agreed upon value of $26.0 million by reducing the balance of the advance due to us from the joint venture.

Dispositions

During the second quarter of 2012, we sold a non-core office property in Pinellas County, FL for gross proceeds of $9.5 million. We recorded gain on disposition of discontinued operations of $1.4 million related to this disposition.

During the first quarter of 2012, we sold 96 vacant rental residential units in Kansas City, MO for gross proceeds of $11.0 million. We recorded gain on disposition of discontinued operations of $5.1 million related to this disposition.

3.    Mortgages and Notes Receivable

The following table sets forth our mortgages and notes receivable:

	June 30, 2012	December 31, 2011
Seller financing (first mortgages)	$15,853	$17,180
Less allowance	—	—
	15,853	17,180
Promissory notes	1,321	1,481
Less allowance	(118)	(61)
	1,203	1,420
Mortgages and notes receivable, net	$17,056	$18,600

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

3.    Mortgages and Notes Receivable - Continued

Our mortgages and notes receivable consist primarily of seller financing issued in conjunction with two disposition transactions in 2010. This seller financing is evidenced by first mortgages secured by the assignment of rents and the underlying real estate assets. We evaluate the collectibility of the receivables by monitoring the leasing statistics and market fundamentals of these assets. As of June 30, 2012, the payments on both mortgages receivable were current and there were no other indications of impairment on the receivables. We may be required to take impairment charges in the future if and to the extent the underlying collateral diminishes in value.

The following table sets forth our notes receivable allowance, which relates only to promissory notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Beginning notes receivable allowance	$122	$497	$61	$868
Bad debt expense	—	162	—	184
Recoveries/write-offs/other	(4)	(42)	57	(435)
Total notes receivable allowance	$118	$617	$118	$617

4.    Investments in and Advances to Affiliates

Unconsolidated Affiliates

We have equity interests of up to 50.0% in various joint ventures with unrelated third parties and a secured debt interest in one of those joint ventures, as described below. The following table sets forth the combined, summarized income statements for our unconsolidated joint ventures on the purchase accounting basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Income Statements:
Rental and other revenues	$25,057	$23,756	$48,854	$47,958
Expenses:
Rental property and other expenses	12,076	10,155	22,877	21,526
Depreciation and amortization	5,607	6,053	11,861	12,299
Impairment of real estate assets	—	—	7,180	—
Interest expense	5,103	5,683	10,766	11,508
Total expenses	22,786	21,891	52,684	45,333
Income/(loss) before disposition of properties	2,271	1,865	(3,830)	2,625
Gains on disposition of properties	6,275	—	6,275	—
Net income	$8,546	$1,865	$2,445	$2,625
Our share of:
Depreciation and amortization of real estate assets	$1,636	$1,995	$3,695	$4,050
Impairment of real estate assets	$—	$—	$1,002	$—
Interest expense	$1,823	$2,012	$3,782	$4,149
Net income	$1,142	$759	$356	$1,694

Our share of net income	$1,142	$759	$356	$1,694
Management and other fees adjustments	369	598	995	1,138
Equity in earnings of unconsolidated affiliates	$1,511	$1,357	$1,351	$2,832

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

4.    Investments in and Advances to Affiliates - Continued

In 2011, we provided a $38.3 million interest-only secured loan to our DLF I joint venture that originally was scheduled to mature in March 2012. The loan bears interest at LIBOR plus 500 basis points. The maturity date of the loan has been extended to September 30, 2012. In the second quarter of 2012, we acquired an office property from the joint venture by reducing the balance of the advance due to us from the joint venture. We deferred our share of the gain recorded by the joint venture related to this transaction. We recorded interest income from this loan in interest and other income of $0.2 million and $0.3 million during the three months ended June 30, 2012 and 2011, respectively, and $0.7 million and $0.3 million during the six months ended June 30, 2012 and 2011, respectively.

In the second quarter of 2012, our DLF II joint venture obtained a $50.0 million, three-year secured mortgage loan from a third party lender, bearing a fixed interest rate of 3.5% on $39.1 million of the loan and a floating interest rate of LIBOR plus 250 basis points on $10.9 million of the loan, which was used by the joint venture to repay a secured loan at maturity to a third party lender.

During the first quarter of 2012, we recorded $1.0 million as our share of impairment of real estate assets on two office properties in our DLF I joint venture, due to a decline in projected occupancy and a change in the assumed holding period of those assets, which reduced the expected future cash flows from the properties.

5.    Intangible Assets and Below Market Lease Liabilities

The following table sets forth total intangible assets and acquisition-related below market lease liabilities, net of accumulated amortization:

	June 30, 2012	December 31, 2011
Assets:
Deferred financing costs	$20,112	$18,044
Less accumulated amortization	(7,488)	(5,797)
	12,624	12,247
Deferred leasing costs (including lease incentives and acquisition-related intangible assets)	177,140	172,049
Less accumulated amortization	(63,084)	(56,522)
	114,056	115,527
Deferred financing and leasing costs, net	$126,680	$127,774

Liabilities (in accounts payable, accrued expenses and other liabilities):
Acquisition-related below market lease liabilities	$16,346	$16,441
Less accumulated amortization	(1,966)	(971)
	$14,380	$15,470

The following table sets forth amortization of intangible assets and acquisition-related below market lease liabilities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Amortization of deferred financing costs	$900	$821	$1,802	$1,642
Amortization of deferred leasing costs and acquisition-related intangible assets (in depreciation and amortization)	$7,266	$4,401	$13,706	$8,757
Amortization of lease incentives (in rental and other revenues)	$340	$303	$683	$641
Amortization of acquisition-related intangible assets (in rental and other revenues)	$324	$191	$594	$377
Amortization of acquisition-related below market lease liabilities (in rental and other revenues)	$(553)	$(25)	$(1,097)	$(50)

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

5.    Intangible Assets and Below Market Lease Liabilities - Continued

The following table sets forth scheduled future amortization of intangible assets and below market lease liabilities:

	Amortization of Deferred Financing Costs	Amortization of Deferred Leasing Costs and Acquisition-Related Intangible Assets (in Depreciation and Amortization)	Amortization of Lease Incentives (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental and Other Revenues)	Amortization of Acquisition-Related Below Market Lease Liabilities (in Rental and Other Revenues)
July 1, 2012 through December 31, 2012	$2,234	$14,242	$772	$579	$(1,229)
2013	3,262	21,834	1,167	765	(2,081)
2014	2,987	17,877	1,013	504	(2,005)
2015	2,264	13,879	779	328	(1,768)
2016	957	10,880	608	280	(1,498)
Thereafter	920	25,453	2,379	717	(5,799)
	$12,624	$104,165	$6,718	$3,173	$(14,380)

The weighted average remaining amortization periods for deferred financing costs, deferred leasing costs and acquisition-related intangible assets (in depreciation and amortization), lease incentives (in rental and other revenues), acquisition-related intangible assets (in rental and other revenues) and acquisition-related below market lease liabilities (in rental and other revenues) were 3.8 years, 6.2 years, 7.8 years, 5.7 years and 8.9 years, respectively, as of June 30, 2012.

In connection with the acquisition of an office property in Cary, NC in the second quarter of 2012, we recorded $2.7 million of in-place lease intangible assets with a weighted average amortization period of 6.3 years at the date of the acquisition. The contractual rents of the in-place lease acquired were determined to be at market.

6.    Mortgages and Notes Payable

The following table sets forth our mortgages and notes payable:

	June 30, 2012	December 31, 2011
Secured indebtedness	$743,492	$750,049
Unsecured indebtedness	1,079,636	1,153,164
Total mortgages and notes payable	$1,823,128	$1,903,213

At June 30, 2012, our secured mortgage loans were secured by real estate assets with an aggregate undepreciated book value of $1,237.7 million.

Our $475.0 million unsecured revolving credit facility is scheduled to mature on July 27, 2015 and includes an accordion feature that allows for an additional $75.0 million of borrowing capacity subject to additional lender commitments. Assuming no defaults have occurred, we have an option to extend the maturity for an additional year. The interest rate at our current credit ratings is LIBOR plus 150 basis points and the annual facility fee is 35 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody's Investors Service or Standard & Poor's Ratings Services. We use our revolving credit facility for working capital purposes and for the short-term funding of our development and acquisition activity and, in certain instances, the repayment of other debt. Continuing ability to borrow under the revolving credit facility allows us to quickly capitalize on strategic opportunities at short-term interest rates. There was $75.5 million and $28.1 million outstanding under our revolving credit facility at June 30, 2012 and July 19, 2012, respectively. At both June 30, 2012 and July 19, 2012, we had $0.1 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at June 30, 2012 and July 19, 2012 was $399.4 million and $446.8 million, respectively.

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

6.    Mortgages and Notes Payable - Continued

In the second quarter of 2012, we repurchased $12.1 million principal amount of unsecured notes due March 2017 bearing interest of 5.85% for a purchase price of 107.5% of par value. We recorded $1.0 million of loss on debt extinguishment related to this repurchase.

In the first quarter of 2012, we obtained a $225.0 million, seven-year unsecured bank term loan bearing interest of LIBOR plus 190 basis points. This floating interest rate effectively was fixed by the interest rate swaps discussed in Note 7. The proceeds were used to pay off amounts then outstanding under our revolving credit facility.

We are currently in compliance with the debt covenants and other requirements with respect to our outstanding debt.

7.	Derivative Financial Instruments

We have six floating-to-fixed interest rate swaps for seven-year periods each with respect to an aggregate of $225.0 million LIBOR-based borrowings. These swaps effectively fix the underlying LIBOR rate at a weighted average of 1.678%. The counterparties under the swaps are major financial institutions. The swap agreements contain a provision whereby if we default on any of our indebtedness, if greater than $10.0 million and that results in repayment of such indebtedness being, or becoming capable of being accelerated by the lender, then we could also be declared in default on our derivative obligations. These swaps have been designated as and are being accounted for as cash flow hedges with changes in fair value recorded in other comprehensive income each reporting period. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on our cash flow hedges during the six months ended June 30, 2012. As of June 30, 2012, we have not posted any collateral related to our interest rate swap liability.

Amounts reported in accumulated other comprehensive loss ("AOCL") related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the period from July 1, 2012 through June 30, 2013, we estimate that $3.1 million will be reclassified as an increase to interest expense.

The following table sets forth the fair value of our derivative instruments:

	June 30, 2012	December 31, 2011
Liability Derivatives:
Derivatives designated as cash flow hedges in other liabilities:
Interest rate swaps	$7,763	$2,202

The following table sets forth the effect of our cash flow hedges on AOCL and interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Derivatives Designated as Cash Flow Hedges:
Amount of unrealized losses recognized in AOCL on derivatives (effective portion):
Interest rate swaps	$(7,481)	$—	$(7,087)	$—
Amount of (gains)/losses reclassified out of AOCL into contractual interest expense (effective portion):
Interest rate swaps	$782	$(29)	$1,459	$(58)

8.	Noncontrolling Interests

Noncontrolling Interests in Consolidated Affiliates

At June 30, 2012, noncontrolling interests in consolidated affiliates relates to our joint venture partner's 50.0% interest in office properties located in Richmond, VA. Our joint venture partner is an unrelated third party.

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

Our Level 3 assets include our tax increment financing bond, which is not routinely traded but whose fair value is determined by the income approach utilizing contractual cash flows and market-based interest rates to estimate the projected redemption value based on quoted bid/ask prices for similar unrated municipal bonds and, if any, real estate assets and for-sale residential condominiums recorded at fair value on a non-recurring basis as a result of our quarterly impairment analysis, which were valued using broker opinion of value and substantiated by internal cash flow projections.

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

		Level 1	Level 2	Level 3
	June 30, 2012	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
Assets:
Mortgages and notes receivable, at fair value (1)	$17,330	$—	$17,330	$—
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	3,099	3,099	—	—
Tax increment financing bond (in prepaid expenses and other assets)	15,371	—	—	15,371
Total Assets	$35,800	$3,099	$17,330	$15,371
Liabilities:
Mortgages and notes payable, at fair value (1)	$1,918,241	$—	$1,918,241	$—
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	7,763	—	7,763	—
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	3,099	3,099	—	—
Financing obligations, at fair value (1)	21,141	—	—	21,141
Total Liabilities	$1,950,244	$3,099	$1,926,004	$21,141

		Level 1	Level 2	Level 3
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
Assets:
Mortgages and notes receivable, at fair value (1)	$18,990	$—	$18,990	$—
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	3,149	3,149	—	—
Tax increment financing bond (in prepaid expenses and other assets)	14,788	—	—	14,788
Impaired real estate assets and for-sale residential condominiums	12,767	—	—	12,767
Total Assets	$49,694	$3,149	$18,990	$27,555
Liabilities:
Mortgages and notes payable, at fair value (1)	$1,992,937	$—	$1,992,937	$—
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	2,202	—	2,202	—
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	3,149	3,149	—	—
Financing obligations, at fair value (1)	18,866	—	—	18,866
Total Liabilities	$2,017,154	$3,149	$1,995,139	$18,866
__________
(1)    Amounts carried at historical cost on our Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, respectively.

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

9.	Disclosure About Fair Value of Financial Instruments - Continued

The following table sets forth the changes in our Level 3 asset, which is recorded at fair value on our Consolidated Balance Sheets on a recurring basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Asset:
Tax Increment Financing Bond:
Beginning balance	$15,075	$15,564	$14,788	$15,699
Unrealized gains/(losses) (in AOCL)	296	(336)	583	(471)
Ending balance	$15,371	$15,228	$15,371	$15,228

In 2007, we acquired a tax increment financing bond associated with a parking garage developed by us. This bond amortizes to maturity in 2020. The estimated fair value at June 30, 2012 was $1.7 million below the outstanding principal due on the bond. If the discount rate used to fair value this bond was 100 basis points higher or lower, the fair value of the bond would have been $0.6 million lower or $0.6 million higher, respectively, as of June 30, 2012. We intend to hold this bond and have concluded that we will not be required to sell this bond before recovery of the bond principal. Payment of the principal and interest for the bond is guaranteed by us. We have recorded no credit losses related to the bond during the three and six months ended June 30, 2012 and 2011. There is no legal right of offset with the liability, which we report as a financing obligation, related to this tax increment financing bond.

The following table sets forth quantitative information about the unobservable inputs of our Level 3 asset, which is recorded at fair value on our Consolidated Balance Sheets on a recurring basis:

	Fair Value at June 30, 2012	Valuation Technique	Unobservable Input	Discount Rate
Tax increment financing bond	$15,371	Income approach	Discount rate	9.85%

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

10.	Share-based Payments

During the six months ended June 30, 2012, the Company granted 190,886 stock options with an exercise price equal to the closing market price of a share of its Common Stock on the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, which resulted in a weighted average grant date fair value per share of $5.47. During the six months ended June 30, 2012, the Company also granted 90,983 shares of time-based restricted stock and 67,902 shares of total return-based restricted stock with weighted average grant date fair values per share of $32.27 and $38.71, respectively. We recorded stock-based compensation expense of $2.0 million and $1.4 million during the three months ended June 30, 2012 and 2011, respectively, and $4.5 million and $3.5 million during the six months ended June 30, 2012 and 2011, respectively. At June 30, 2012, there was $7.6 million of total unrecognized stock-based compensation costs, which will be recognized over a weighted average remaining contractual term of 2.6 years.

11.	Accumulated Other Comprehensive Loss

The following table sets forth the components of accumulated other comprehensive loss:

	Six Months Ended June 30,
	2012	2011
Tax increment financing bond:
Beginning balance	$(2,309)	$(2,543)
Unrealized gains/(losses) on tax increment financing bond	583	(471)
Ending balance	(1,726)	(3,014)
Cash flow hedges:
Beginning balance	(3,425)	(1,105)
Unrealized losses on cash flow hedges	(7,087)	—
Amortization of cash flow hedges	1,459	(58)
Ending balance	(9,053)	(1,163)
Total accumulated other comprehensive loss	$(10,779)	$(4,177)

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

12.	Discontinued Operations

The following table sets forth our operations which required classification as discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Rental and other revenues	$2,044	$2,907	$4,383	$6,169
Operating expenses:
Rental property and other expenses	966	1,390	2,084	2,862
Depreciation and amortization	322	778	1,008	1,653
Total operating expenses	1,288	2,168	3,092	4,515
Income from discontinued operations	756	739	1,291	1,654
Net gains on disposition of discontinued operations	1,385	—	6,519	—
Total discontinued operations	$2,141	$739	$7,810	$1,654

The following table sets forth the major classes of assets and liabilities of our real estate and other assets held for sale, net:

	June 30, 2012	December 31, 2011
Assets:
Land	$3,849	$5,749
Buildings and tenant improvements	49,460	65,860
Accumulated depreciation	(18,743)	(23,917)
Net real estate assets	34,566	47,692
Accrued straight line rents receivable	1,490	1,726
Deferred leasing costs, net	678	811
Prepaid expenses and other assets	17	106
Real estate and other assets, net, held for sale	$36,751	$50,335
Tenant security deposits, deferred rents and accrued costs (1)	$595	$238
__________

(1)	Included in accounts payable, accrued expenses and other liabilities.

As of June 30, 2012, real estate and other assets held for sale, net, included five office properties in Nashville, TN and one office property in Kansas City, MO. As of December 31, 2011, real estate and other assets held for sale, net, included five office properties in Nashville, TN, one office property in Pinellas County, FL and one office property and 96 residential units in Kansas City, MO. All of these properties qualified for discontinued operations.

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

13.	Earnings Per Unit

The following table sets forth the computation of basic and diluted earnings per unit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Earnings per Common Unit - basic:
Numerator:
Income from continuing operations	$12,360	$13,699	$25,025	$25,235
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(223)	(182)	(407)	(305)
Distributions on Preferred Units	(627)	(1,622)	(1,254)	(3,299)
Excess of Preferred Unit redemption/repurchase cost over carrying value	—	(1,895)	—	(1,895)
Income from continuing operations available for common unitholders	11,510	10,000	23,364	19,736
Income from discontinued operations available for common unitholders	2,141	739	7,810	1,654
Net income available for common unitholders	$13,651	$10,739	$31,174	$21,390
Denominator:
Denominator for basic earnings per Common Unit – weighted average units (1) (2)	77,971	75,586	77,063	75,393
Earnings per Common Unit - basic:
Income from continuing operations available for common unitholders	$0.15	$0.13	$0.30	$0.26
Income from discontinued operations available for common unitholders	0.03	0.01	0.10	0.02
Net income available for common unitholders	$0.18	$0.14	$0.40	$0.28
Earnings per Common Unit - diluted:
Numerator:
Income from continuing operations	$12,360	$13,699	$25,025	$25,235
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(223)	(182)	(407)	(305)
Distributions on Preferred Units	(627)	(1,622)	(1,254)	(3,299)
Excess of Preferred Unit redemption/repurchase cost over carrying value	—	(1,895)	—	(1,895)
Income from continuing operations available for common unitholders	11,510	10,000	23,364	19,736
Income from discontinued operations available for common unitholders	2,141	739	7,810	1,654
Net income available for common unitholders	$13,651	$10,739	$31,174	$21,390
Denominator:
Denominator for basic earnings per Common Unit –weighted average units (1) (2)	77,971	75,586	77,063	75,393
Add:
Stock options using the treasury method	141	202	129	185
Denominator for diluted earnings per Common Unit – adjusted weighted average units and assumed conversions (1)	78,112	75,788	77,192	75,578
Earnings per Common Unit - diluted:
Income from continuing operations available for common unitholders	$0.15	$0.13	$0.30	$0.26
Income from discontinued operations available for common unitholders	0.02	0.01	0.10	0.02
Net income available for common unitholders	$0.17	$0.14	$0.40	$0.28
__________

(1)
There were 0.5 million and 0.3 million options outstanding during the three months ended June 30, 2012 and 2011, respectively, and 0.5 million and 0.6 million options outstanding during the six months ended June 30, 2012 and 2011, respectively, that were not included in the computation of diluted earnings per unit because the impact of including such options would be anti-dilutive.

(2)	Includes all unvested restricted stock since dividends on restricted stock are non-forfeitable.

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

14.	Segment Information

The following table summarizes the rental and other revenues and net operating income, the primary industry property-level performance metric which is defined as rental and other revenues less rental property and other expenses, for each reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Rental and Other Revenues: (1)
Office:
Atlanta, GA	$16,209	$12,341	$31,993	$24,242
Greenville, SC	3,489	3,437	6,993	6,942
Kansas City, MO	3,560	3,441	7,163	6,960
Memphis, TN	10,130	10,077	20,268	20,179
Nashville, TN	14,321	13,572	28,186	26,315
Orlando, FL	2,756	2,619	5,443	4,936
Piedmont Triad, NC	5,072	5,273	10,152	10,637
Pittsburgh, PA	9,113	—	18,199	—
Raleigh, NC	20,400	20,103	40,179	39,421
Richmond, VA	12,095	11,668	23,605	23,046
Tampa, FL	17,579	17,064	34,715	33,436
Total Office Segment	114,724	99,595	226,896	196,114
Industrial:
Atlanta, GA	3,849	4,028	7,623	7,962
Piedmont Triad, NC	3,087	2,825	6,251	5,802
Total Industrial Segment	6,936	6,853	13,874	13,764
Retail:
Kansas City, MO	9,075	8,203	17,998	17,103
Total Retail Segment	9,075	8,203	17,998	17,103
Total Rental and Other Revenues	$130,735	$114,651	$258,768	$226,981

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

14.	Segment Information - Continued

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net Operating Income: (1)
Office:
Atlanta, GA	$10,435	$7,980	$20,837	$15,456
Greenville, SC	2,052	2,069	4,186	4,140
Kansas City, MO	2,188	2,114	4,521	4,254
Memphis, TN	5,845	5,467	11,951	11,215
Nashville, TN	9,842	9,376	19,504	17,989
Orlando, FL	1,432	1,285	2,849	2,449
Piedmont Triad, NC	3,221	3,455	6,457	7,049
Pittsburgh, PA	4,630	—	8,911	—
Raleigh, NC	14,301	14,285	28,169	27,473
Richmond, VA	8,541	8,238	16,431	16,080
Tampa, FL	10,818	10,565	21,668	20,672
Total Office Segment	73,305	64,834	145,484	126,777
Industrial:
Atlanta, GA	2,763	3,004	5,653	5,837
Piedmont Triad, NC	2,310	2,109	4,599	4,328
Total Industrial Segment	5,073	5,113	10,252	10,165
Retail:
Kansas City, MO	5,327	4,836	10,865	10,115
Total Retail Segment	5,327	4,836	10,865	10,115
Total Net Operating Income	83,705	74,783	166,601	147,057
Reconciliation to income from continuing operations before disposition of property and condominiums and equity in earnings of unconsolidated affiliates:
Depreciation and amortization	(40,276)	(32,684)	(78,105)	(65,621)
General and administrative expense	(8,959)	(8,041)	(18,694)	(15,685)
Interest expense	(24,495)	(23,907)	(49,297)	(47,450)
Other income	764	1,875	2,994	3,748
Income from continuing operations before disposition of property and condominiums and equity in earnings of unconsolidated affiliates	$10,739	$12,026	$23,499	$22,049
__________

(1)	Net of discontinued operations.

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

15.	Subsequent Events

In early July 2012, the Company issued 451,300 shares of Common Stock from sales in the second quarter of 2012 under our equity sales agreements at an average gross sales price of $33.52 per share raising net proceeds, after sales commissions and expenses, of $14.9 million.

On July 13, 2012, we acquired two medical office properties in Greensboro, NC for $16.4 million. The transaction included the issuance of approximately 77,000 Common Units. We expect to expense approximately $0.1 million of costs related to this acquisition.

On July 13, 2012, we sold five non-core office buildings in Nashville, TN for $41.0 million. We expect to record gain on disposition of discontinued operations of $6.8 million related to this disposition.

On July 25, 2012, we sold three GSA-leased buildings in Jackson, MS and Atlanta, GA for $86.5 million. We expect to record gain on disposition of discontinued operations of $14.0 million related to this disposition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a fully integrated, self-administered and self-managed equity REIT that provides leasing, management, development, construction and other customer-related services for our properties and for third parties. The Company conducts virtually all of its activities through the Operating Partnership. The Operating Partnership is managed by the Company, its sole general partner. At June 30, 2012, we owned or had an interest in 338 in-service office, industrial and retail properties, encompassing approximately 34.6 million square feet, which includes one office property under development encompassing 203,000 square feet and a 12.5% interest in a 261,000 square foot office property directly owned by the Company (not included in the Operating Partnership's Consolidated Financial Statements); nine for-sale residential condominiums and a 215-unit rental residential property under development. We are based in Raleigh, North Carolina, and our properties and development land are located in Florida, Georgia, Mississippi, Missouri, North Carolina, Pennsylvania, South Carolina, Tennessee and Virginia. Additional information about us can be found on our website at www.highwoods.com. Information on our website is not part of this Quarterly Report.

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

The key components affecting our rental and other revenues are average occupancy, rental rates, new developments placed in service, acquisitions and dispositions. Average occupancy generally increases during times of improving economic growth, as our ability to lease space outpaces vacancies that occur upon the expirations of existing leases. Average occupancy generally declines during times of slower economic growth, when new vacancies tend to outpace our ability to lease space. Asset acquisitions, dispositions and new developments placed in service directly impact our rental revenues and could impact our average occupancy, depending upon the occupancy rate of the properties that are acquired, sold or placed in service. A further indicator of the predictability of future revenues is the expected lease expiration schedule of our portfolio. As a result, in addition to seeking to increase our average occupancy by leasing current vacant space, we also must concentrate our leasing efforts on renewing leases on expiring space.

Whether or not our rental revenue tracks average occupancy proportionally depends upon whether rents under new leases signed are higher or lower than the rents under the previous leases. Annualized rental revenues from second generation leases signed during any particular year are generally less than 15% of our total annual rental revenues. During the second quarter of 2012, we leased 0.6 million square feet of second generation office space, defined as space previously occupied under our ownership that becomes available for lease or acquired vacant space, with a weighted average term of 4.4 years. On average, tenant improvements for such leases were $10.29 per square foot, lease commissions were $2.65 per square foot and rent concessions were $2.65 per square foot. Annualized GAAP rents under such office leases were $21.71 per square foot, or 2.6% higher than under previous leases.

We strive to maintain a diverse, stable and creditworthy customer base. We have an internal guideline whereby customers that account for more than 3% of our revenues are periodically reviewed with the Company's Board of Directors. Currently, no customer accounts for more than 3% of our revenues other than the Federal Government, which accounts for 9.0% of our revenues, as of June 30, 2012. After the disposition of three GSA-leased buildings on July 25, 2012, the Federal Government accounts for 7.0% of our revenues.

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

We intend to maintain a conservative and flexible balance sheet that allows us to capitalize on favorable development and acquisition opportunities as they arise. As of June 30, 2012, our mortgages and notes payable represented 44.9% of the undepreciated book value of our assets. We expect this ratio to remain under 50% during the remainder of 2012.

Results of Operations

Three Months Ended June 30, 2012 and 2011

Rental and Other Revenues

Rental and other revenues from continuing operations were $16.1 million, or 14.0%, higher in the second quarter of 2012 as compared to 2011 primarily due to the acquisitions of office properties in Pittsburgh, PA and Atlanta, GA in the third quarter of 2011 and an office property in Raleigh, NC in the second quarter of 2012, which collectively accounted for $12.5 million of the increase. In addition, same property revenues were $3.5 million higher in the second quarter of 2012 as compared to 2011 primarily due to an increase in same property average occupancy and annualized GAAP rents per square foot from 89.9% and $18.54 in the second quarter of 2011 to 91.4% and $18.82 in the second quarter of 2012, respectively, higher operating expense recoveries due to higher operating expenses, higher net termination fees due to an early termination at an office property in Atlanta, GA and lower bad debts. We expect rental and other revenues for the remainder of 2012, adjusted for any discontinued operations and additional acquisition activity, to be higher compared to the same period in 2011 primarily due to the contribution of acquisitions made in the third quarter of 2011, partly offset by slightly lower average occupancy in our same property portfolio as a result of the early termination discussed above.

Operating Expenses

Rental property and other expenses were $7.2 million, or 17.9%, higher in the second quarter of 2012 as compared to 2011 primarily due to recent acquisitions, which accounted for $5.5 million of the increase. In addition, same property operating expenses were $1.6 million higher in the second quarter of 2012 as compared to 2011 primarily due to higher repairs and maintenance, utilities and insurance costs, partly offset by lower real estate taxes. We expect rental property and other expenses for the remainder of 2012, adjusted for any discontinued operations and additional acquisition activity, to be higher compared to the same period in 2011 primarily due to the contribution of acquisitions made in the third quarter of 2011.

Operating margin, defined as rental and other revenues less rental property and other expenses expressed as a percentage of rental and other revenues, was lower at 64.0% in the second quarter of 2012, as compared to 65.2% in the second quarter of 2011. Operating margin is expected to be similar for the remainder of 2012 as compared to the same period in 2011.

Depreciation and amortization was $7.6 million, or 23.2%, higher in the second quarter of 2012 as compared to 2011 primarily due to recent acquisitions, which accounted for $5.4 million of the increase. In addition, same property depreciation and amortization was $1.9 million higher in the second quarter of 2012 as compared to 2011 primarily due to an early termination. We expect depreciation expense for the remainder of 2012, adjusted for any discontinued operations and additional acquisition activity, to be higher compared to the same period in 2011 primarily due to the contribution of acquisitions made in the third quarter of 2011.

General and administrative expenses were $0.9 million, or 11.6%, higher in the second quarter of 2012 as compared to 2011 primarily due to higher salaries and incentive compensation. We expect general and administrative expenses for the remainder of 2012, adjusted for additional acquisition activity, to decrease over the same period in 2011 due to lower dead deal and acquisition costs.

Other Income

Other income was $1.1 million lower in the second quarter of 2012 as compared to 2011 primarily due to a loss on debt extinguishment of outstanding bonds in 2012.

Interest Expense

Interest expense was $0.6 million, or 2.5%, higher in the second quarter of 2012 as compared to 2011 primarily due to higher average debt balances from recent acquisitions, offset by lower average interest rates and financing obligation interest expense. We anticipate interest expense will increase for the remainder of 2012 as compared to the same period in 2011 due to the full year impact of higher average debt balances from acquisitions, partly offset by lower average interest rates on our outstanding borrowings and lower financing obligation interest expense in 2012.

Net Gains on Disposition of Discontinued Operations

Net gains on disposition of discontinued operations were $1.4 million higher in the second quarter of 2012 as compared to 2011 due to the disposition of an office property in Pinellas County, FL in the second quarter of 2012.

Dividends on Preferred Stock and Excess of Preferred Stock Redemption/Repurchase Cost Over Carrying Value

Dividends on Preferred Stock were $1.0 million lower in the second quarter of 2012 as compared to 2011 and excess of Preferred Stock redemption/repurchase cost over carrying value was $1.9 million lower in the second quarter of 2012 as compared to 2011 due to the redemption of all remaining Series B Preferred Shares in the second quarter of 2011.

Six Months Ended June 30, 2012 and 2011

Rental and Other Revenues

Rental and other revenues from continuing operations were $31.8 million, or 14.0%, higher in the first six months of 2012 as compared to the same period in 2011 primarily due to the acquisitions of office properties in Pittsburgh, PA and Atlanta, GA in the third quarter of 2011 and an office property in Raleigh, NC in the second quarter of 2012, which accounted for $24.6 million of the increase. Same property revenues were $6.7 million higher in the first six months of 2012 as compared to the same period in 2011 primarily due to an increase in same property average occupancy and annualized GAAP rents per square foot from 90.1% and $18.38 in the first six months of 2011 to 91.1% and $18.73 in the first six months of 2012, higher operating expense recoveries and higher net termination fees.

Operating Expenses

Rental property and other expenses were $12.5 million, or 15.6%, higher in the first six months of 2012 as compared to the same period in 2011 primarily due to recent acquisitions, which accounted for $11.5 million of the increase. Same property operating expenses were $0.7 million higher in the first six months of 2012 as compared to the same period in 2011 primarily due to higher repairs and maintenance costs, offset by lower utilities from the mild winter in 2012 and lower real estate taxes.

Operating margin, defined as rental and other revenues less rental property and other expenses expressed as a percentage of rental and other revenues, was lower at 64.3% in the first six months of 2012, as compared to 64.8% in the first six months of 2011.

Depreciation and amortization was $12.5 million, or 19.0%, higher in the first six months of 2012 as compared to the same period in 2011 primarily due to recent acquisitions, which accounted for $10.1 million of the increase. In addition, same property depreciation and amortization was $2.2 million higher in the first six months of 2012 as compared to the same period in 2011 primarily due to an early termination.

General and administrative expenses were $2.8 million, or 17.8%, higher in the first six months of 2012 as compared to the same period in 2011 primarily due to higher salaries and incentive compensation.

Interest Expense

Interest expense was $1.8 million, or 3.9%, higher in the first six months of 2012 as compared to the same period in 2011 primarily due to higher average debt balances from recent acquisitions, offset by lower average interest rates and financing obligation interest expense.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $1.5 million lower in the first six months of 2012 as compared to the same period in 2011 primarily due to our share of impairment of real estate assets on two office properties in our DLF I joint venture.

Net Gains on Disposition of Discontinued Operations

Net gains on disposition of discontinued operations were $6.5 million higher in the first six months of 2012 as compared to the same period in 2011 due to the disposition of 96 rental residential units in Kansas City, MO in the first quarter of 2012 and an office property in Pinellas County, FL in the second quarter of 2012.

Dividends on Preferred Stock and Excess of Preferred Stock Redemption/Repurchase Cost Over Carrying Value

Dividends on Preferred Stock were $2.0 million lower in the first six months of 2012 as compared to the same period in 2011 and excess of Preferred Stock redemption/repurchase cost over carrying value was $1.9 million lower in the first six months of 2012 as compared to the same period in 2011 due to the redemption of all remaining Series B Preferred Shares in the second quarter of 2011.

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

Statements of Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in the Company’s cash flows ($ in thousands):

	Six Months Ended June 30,
	2012	2011	Change
Net Cash Provided By Operating Activities	$93,328	$87,595	$5,733
Net Cash Used In Investing Activities	(39,024)	(78,913)	39,889
Net Cash Used In Financing Activities	(58,965)	(13,649)	(45,316)
Total Cash Flows	$(4,661)	$(4,967)	$306

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

The change in net cash related to operating activities in the first six months of 2012 as compared to the same period in 2011 was primarily due to net operating income from acquisitions made in the third quarter of 2011, partly offset by the timing of real estate tax payments.

The change in net cash related to investing activities in the first six months of 2012 as compared to the same period in 2011 was primarily due to a loan to an unconsolidated affiliate in the second quarter of 2011 and higher net proceeds from the disposition of real estate assets in the first six months of 2012, partly offset by higher capital expenditures in the first six months of 2012 related to recent acquisitions.

The change in net cash related to financing activities in the first six months of 2012 as compared to the same period in 2011 was primarily due to higher net repayments of borrowings in the first six months of 2012, partly offset by higher proceeds from the issuance of Common Stock in the first six months of 2012 and the repurchase of Preferred Stock in the second quarter of 2011.

Capitalization

The following table sets forth the Company’s capitalization (in thousands, except per share amounts):

	June 30, 2012	December 31, 2011
Mortgages and notes payable, at recorded book value	$1,823,128	$1,903,213
Financing obligations	$30,822	$31,444
Preferred Stock, at liquidation value	$29,077	$29,077
Common Stock outstanding	75,619	72,648
Common Units outstanding (not owned by the Company)	3,711	3,730
Per share stock price at period end	$33.65	$29.67
Market value of Common Stock and Common Units	$2,669,455	$2,266,135
Total market capitalization	$4,552,482	$4,229,869

At June 30, 2012, our mortgages and notes payable represented 40.0% of our total market capitalization and consisted of $743.5 million of secured indebtedness with a weighted average interest rate of 5.50% and $1,079.6 million of unsecured indebtedness with a weighted average interest rate of 4.77%. The secured indebtedness was collateralized by real estate assets with an aggregate undepreciated book value of $1,237.7 million.

Current and Future Cash Needs

Rental and other revenues are our principal source of funds to meet our short-term liquidity requirements. Other sources of funds for short-term liquidity needs include available working capital and borrowings under our existing revolving credit facility, which had $446.8 million of availability at July 19, 2012. Our short-term liquidity requirements primarily consist of operating expenses, interest and principal amortization on our debt, dividends and distributions and capital expenditures, including building improvement costs, tenant improvement costs and lease commissions. Building improvements are capital costs to maintain existing buildings not typically related to a specific customer. Tenant improvements are the costs required to customize space for the specific needs of customers. We anticipate that our available cash and cash equivalents and cash provided by operating activities, together with cash available from borrowings under our revolving credit facility, will be adequate to meet our short-term liquidity requirements.

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

Recent Acquisition and Disposition Activity

During the second quarter of 2012, we acquired a 178,300 square foot office property in Cary, NC from our DLF I joint venture for an agreed upon value of $26.0 million.

During the second quarter of 2012, we sold a non-core office property in Pinellas County, FL for gross proceeds of $9.5 million. We recorded gain on disposition of discontinued operations of $1.4 million related to this disposition.

On July 13, 2012, we acquired two medical office properties in Greensboro, NC for $16.4 million. The transaction included the issuance of approximately 77,000 Common Units. We expect to expense approximately $0.1 million of costs related to this acquisition. In addition, we expect to acquire a third related medical office property in Greensboro, NC for an additional $13.4 million in the third quarter of 2012. This purchase price will include the assumption of secured debt recorded at fair value of $7.9 million, with an estimated effective interest rate of 3.5%, including amortization of deferred financing costs. This assumed debt is scheduled to mature in August 2014.

On July 13, 2012, we sold five non-core office buildings in Nashville, TN for $41.0 million. We expect to record gain on disposition of discontinued operations of $6.8 million related to this disposition.

On July 25, 2012, we sold three GSA-leased buildings in Jackson, MS and Atlanta, GA for $86.5 million. We expect to record gain on disposition of discontinued operations of $14.0 million related to this disposition.

Recent Financing Activity

We have entered into separate ATM Equity OfferingSM Sales Agreements (the “Sales Agreements”) with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Mitsubishi UFJ Securities (USA), Inc., Morgan Keegan & Company, Inc. and RBC Capital Markets, LLC (each, an “Agent” and, together, the “Agents”). Under the terms of the Sales Agreements, the Company may offer and sell shares of its Common Stock from time to time through the Agents, acting as agents of the Company or as principals. Sales of the shares, if any, may be made by means of ordinary brokers' transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices or as otherwise agreed with any of the Agents. Subject to the terms and conditions of each Sales Agreement, each Agent will use its commercially reasonable efforts to sell on the Company's behalf any shares to be offered by the Company under that Sales Agreement. During the second quarter of 2012, the Company issued 1,836,976 shares of Common Stock under these agreements at an average gross sales price of $33.72 per share raising net proceeds, after sales commissions and expenses, of $61.0 million. We paid an aggregate of $0.9 million in sales commissions to Merrill Lynch, Pierce, Fenner & Smith Incorporated and Mitsubishi UFJ Securities (USA), Inc. during the second quarter of 2012. In early July 2012, the Company issued 451,300 shares of Common Stock from sales in the first quarter of 2012 under these agreements at an average gross sales price of $33.52 per share raising net proceeds, after sales commissions and expenses, of $14.9 million. We paid $0.2 million in sales commissions to Mitsubishi UFJ Securities (USA), Inc. during July 2012.

Our $475.0 million unsecured revolving credit facility is scheduled to mature on July 27, 2015 and includes an accordion feature that allows for an additional $75.0 million of borrowing capacity subject to additional lender commitments. Assuming no defaults have occurred, we have an option to extend the maturity for an additional year. The interest rate at our current credit ratings is LIBOR plus 150 basis points and the annual facility fee is 35 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody's Investors Service or Standard & Poor's Ratings Services. We use our revolving credit facility for working capital purposes and for the short-term funding of our development and acquisition activity and, in certain instances, the repayment of other debt. Continuing ability to borrow under the revolving credit facility allows us to quickly capitalize on strategic opportunities at short-term interest rates. There was $75.5 million and $28.1 million outstanding under our revolving credit facility at June 30, 2012 and July 19, 2012, respectively. At both June 30, 2012 and July 19, 2012, we had $0.1 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at June 30, 2012 and July 19, 2012 was $399.4 million and $446.8 million, respectively.

In the second quarter of 2012, we repurchased $12.1 million principal amount of unsecured notes due March 2017 bearing interest of 5.85% for a purchase price of 107.5% of par value. We recorded $1.0 million of loss on debt extinguishment related to this repurchase.

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

The Operating Partnership has $379.1 million carrying amount of 2017 bonds outstanding and $200.0 million carrying amount of 2018 bonds outstanding. The indenture that governs these outstanding notes requires us to comply with customary operating covenants and various financial ratios. The trustee or the holders of at least 25.0% in principal amount of either series of bonds can accelerate the principal amount of such series upon written notice of a default that remains uncured after 60 days.

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

Off Balance Sheet Arrangements

In 2011, we provided a $38.3 million interest-only secured loan to our DLF I joint venture that originally was scheduled to mature in March 2012. The loan bears interest at LIBOR plus 500 basis points. The maturity date of the loan has been extended to September 30, 2012. In the second quarter of 2012, we acquired an office property from the joint venture by reducing the balance of the advance due to us from the joint venture joint venture. We deferred our share of the gain recorded by the joint venture related to this transaction. We recorded interest income from this loan in interest and other income of $0.2 million and $0.3 million during the three months ended June 30, 2012 and 2011, respectively, and $0.7 million and $0.3 million during the six months ended June 30, 2012 and 2011, respectively.

In the second quarter of 2012, our DLF II joint venture obtained a $50.0 million, three-year secured mortgage loan from a third party lender, bearing a fixed interest rate of 3.5% on $39.1 million of the loan and a floating interest rate of LIBOR plus 250 basis points on $10.9 million of the loan, which was used by the joint venture to repay a secured loan at maturity to a third party lender.

There were no other significant changes to our off balance sheet arrangements in the three months ended June 30, 2012. For information regarding our off balance sheet arrangements at December 31, 2011, see Note 9 to the Consolidated Financial Statements in our 2011 Annual Report on Form 10-K.

Critical Accounting Estimates

There were no changes made by management to the critical accounting policies in the six months ended June 30, 2012. For a description of our critical accounting estimates, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our 2011 Annual Report on Form 10-K.

Non-GAAP Measures - FFO and NOI

The Company believes that Funds from Operations (“FFO”) and FFO per share are beneficial to management and investors and are important indicators of the performance of any equity REIT. Because FFO and FFO per share calculations exclude such factors as depreciation, amortization and impairment of real estate assets and gains or losses from sales of operating real estate assets, which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful life estimates, they facilitate comparisons of operating performance between periods and between other REITs. Management believes that historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient on a stand-alone basis. As a result, management believes that the use of FFO and FFO per share, together with the required GAAP presentations, provides a more complete understanding of the Company's performance relative to its competitors and a more informed and appropriate basis on which to make decisions involving operating, financing and investing activities.

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

The following table sets forth the Company's FFO and FFO per share ($ in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Funds from operations:
Net income	$14,498	$14,434	$32,830	$26,877
Net (income) attributable to noncontrolling interests in consolidated affiliates	(223)	(182)	(407)	(305)
Depreciation and amortization of real estate assets	39,854	32,225	77,141	64,728
Unconsolidated affiliates:
Depreciation and amortization of real estate assets	1,675	2,033	3,773	4,126
Impairment of depreciable properties	—	—	1,002	—
Discontinued operations:
Depreciation and amortization of real estate assets	322	778	1,008	1,653
(Gains) on disposition of depreciable properties	(1,385)	—	(6,519)	—
Funds from operations	54,741	49,288	108,828	97,079
Dividends on Preferred Stock	(627)	(1,622)	(1,254)	(3,299)
Excess of Preferred Stock redemption/repurchase cost over carrying value	—	(1,895)	—	(1,895)
Funds from operations available for common stockholders	$54,114	$45,771	$107,574	$91,885
Funds from operations available for common stockholders per share	$0.69	$0.60	$1.39	$1.21
Weighted average shares outstanding (1)	78,521	76,197	77,601	75,987
__________

(1)	Includes assumed conversion of all potentially dilutive Common Stock equivalents.

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

Our same property portfolio currently consists of 287 in-service office, industrial and retail properties encompassing 26.4 million square feet that were wholly owned during the entirety of the periods presented (from January 1, 2011 to June 30, 2012). In our most recent prior periodic report, our 2011 Annual Report, our same property portfolio consisted of 289 in-service office, industrial and retail properties encompassing 26.2 million square feet that were wholly owned during the entirety of the periods presented therein (from January 1, 2010 to December 31, 2011). The change in our same property portfolio was due to the addition of one office property encompassing 0.3 million square feet acquired during 2010 and three newly developed office properties encompassing 0.5 million square feet placed in service during 2010, offset by the removal of six office properties encompassing 0.6 million square feet qualifying for discontinued operations during 2012.

Rental and other revenues related to properties not in our same property portfolio were $17.3 million and $4.8 million for the three months ended June 30, 2012 and 2011, respectively, and $33.8 million and $8.7 million for the six months ended June 30, 2012 and 2011, respectively. Rental property and other expenses related to properties not in our same property portfolio were $8.3 million and $2.6 million for the three months ended June 30, 2012 and 2011, respectively, and $16.8 million and $5.0 million for the six months ended June 30, 2012 and 2011, respectively.

The following table sets forth the Company’s NOI and same property NOI:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Income from continuing operations before disposition of property and condominiums and equity in earnings of unconsolidated affiliates	$10,739	$12,026	$23,499	$22,049
Other (income)	(764)	(1,875)	(2,994)	(3,748)
Interest expense	24,495	23,907	49,297	47,450
General and administrative expense	8,900	7,978	18,573	15,771
Depreciation and amortization expense	40,276	32,684	78,105	65,621
Net operating income from continuing operations	83,646	74,720	166,480	147,143
Less – non same property and other net operating income	9,080	2,075	17,003	3,649
Total same property net operating income from continuing operations	$74,566	$72,645	$149,477	$143,494

Rental and other revenues	$130,735	$114,651	$258,768	$226,981
Rental property and other expenses	47,089	39,931	92,288	79,838
Total net operating income from continuing operations	83,646	74,720	166,480	147,143
Less – non same property and other net operating income	9,080	2,075	17,003	3,649
Total same property net operating income from continuing operations	$74,566	$72,645	$149,477	$143,494

Total same property net operating income from continuing operations	$74,566	$72,645	$149,477	$143,494
Less – straight line rent and lease termination fees	3,535	2,851	7,458	6,364
Same property cash net operating income from continuing operations	$71,031	$69,794	$142,019	$137,130

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our market risk as of March 31, 2012, see "Quantitative and Qualitative Disclosures About Market Risk" in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012.

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

SEC rules also require us to establish and maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepting accounting principles. There were no changes in internal control over financial reporting during the three months ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. There were also no changes in internal control over financial reporting during the three months ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

PART II

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITES AND USE OF PROCEEDS

During the second quarter of 2012, the Company issued an aggregate of 16,366 shares of Common Stock to holders of Common Units in the Operating Partnership upon the redemption of a like number of Common Units in private offerings exempt from the registration requirements pursuant to Section 4(2) of the Securities Act. Each of the holders of Common Units was an accredited investor under Rule 501 of the Securities Act. The resale of such shares was registered by the Company under the Securities Act.

ITEM 5. OTHER EVENTS

As a result of adopting a new accounting pronouncement in the first quarter of 2012, we have presented comprehensive income in a separate financial statement entitled Consolidated Statements of Comprehensive Income. The table below reflects the retrospective application of this new accounting pronouncement, which did not have a material impact on our financial condition or results of operations.

	Year Ended December 31,
	2011	2010	2009
Comprehensive income/(loss):
Net income	$47,971	$72,303	$61,694
Other comprehensive income/(loss):
Unrealized gains/(losses) on tax increment financing bond	234	(177)	293
Unrealized gains/(losses) on cash flow hedges	(2,202)	—	937
Amortization of cash flow hedges	(118)	237	(249)
Sale of cash flow hedge related to disposition of investment in unconsolidated affiliate	—	103	—
Total other comprehensive income/(loss)	(2,086)	163	981
Total comprehensive income	45,885	72,466	62,675
Less-comprehensive (income) attributable to noncontrolling interests	(2,846)	(3,805)	(3,208)
Comprehensive income attributable to the Company	$43,039	$68,661	$59,467

ITEM 6. EXHIBITS

Exhibit Number	Description
12.1	Statement re: Computation of Ratios of the Company
12.2	Statement re: Computation of Ratios of the Operating Partnership
31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Company
31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Company
31.3	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Operating Partnership
31.4	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Operating Partnership
32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Company
32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Company
32.3	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Operating Partnership
32.4	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Operating Partnership
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: July 26, 2012