Form 10-Q
period 2012-09-30
HIGHWOODS PROPERTIES INC; HIGHWOODS REALTY LTD PARTNERSHIP
filed 2012-10-30
CIK 921082, 941713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
Highwoods Properties, Inc.  Yes  ☐    No ☒    Highwoods Realty Limited Partnership  Yes  ☐    No ☒

The Company had 78,529,922 shares of Common Stock outstanding as of October 22, 2012.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2012

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

Certain information contained herein is presented as of October 22, 2012, the latest practicable date for financial information prior to the filing of this Quarterly Report.

HIGHWOODS PROPERTIES, INC.
Consolidated Balance Sheets
(Unaudited and in thousands, except share and per share data)

	September 30, 2012	December 31, 2011
Assets:
Real estate assets, at cost:
Land	$371,478	$355,694
Buildings and tenant improvements	3,200,350	3,009,155
Development in process	11,566	—
Land held for development	102,482	105,206
	3,685,876	3,470,055
Less-accumulated depreciation	(926,668)	(869,046)
Net real estate assets	2,759,208	2,601,009
For-sale residential condominiums	1,238	4,751
Real estate and other assets, net, held for sale	—	124,273
Cash and cash equivalents	9,086	11,188
Restricted cash	21,578	26,666
Accounts receivable, net of allowance of $3,437 and $3,548, respectively	21,144	30,093
Mortgages and notes receivable, net of allowance of $211 and $61, respectively	16,943	18,600
Accrued straight-line rents receivable, net of allowance of $1,076 and $1,294, respectively	112,660	99,490
Investments in and advances to unconsolidated affiliates	78,406	100,367
Deferred financing and leasing costs, net of accumulated amortization of $73,579 and $62,319, respectively	149,170	127,774
Prepaid expenses and other assets, net of accumulated amortization of $12,585 and $15,089, respectively	40,452	36,781
Total Assets	$3,209,885	$3,180,992
Liabilities, Noncontrolling Interests in the Operating Partnership and Equity:
Mortgages and notes payable	$1,778,555	$1,868,906
Accounts payable, accrued expenses and other liabilities	152,053	148,607
Financing obligations	27,791	30,150
Liabilities, net, held for sale	—	35,815
Total Liabilities	1,958,399	2,083,478
Commitments and contingencies
Noncontrolling interests in the Operating Partnership	123,141	110,655
Equity:
Preferred Stock, $.01 par value, 50,000,000 authorized shares;
8.625% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 29,077 shares issued and outstanding	29,077	29,077
Common Stock, $.01 par value, 200,000,000 authorized shares;
78,529,922 and 72,647,697 shares issued and outstanding, respectively	785	726
Additional paid-in capital	1,985,322	1,803,997
Distributions in excess of net income available for common stockholders	(877,962)	(845,853)
Accumulated other comprehensive loss	(13,426)	(5,734)
Total Stockholders’ Equity	1,123,796	982,213
Noncontrolling interests in consolidated affiliates	4,549	4,646
Total Equity	1,128,345	986,859
Total Liabilities, Noncontrolling Interests in the Operating Partnership and Equity	$3,209,885	$3,180,992

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Income
(Unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Rental and other revenues	$128,214	$117,265	$382,120	$339,497
Operating expenses:
Rental property and other expenses	47,233	44,031	138,132	122,358
Depreciation and amortization	38,651	35,051	115,755	99,659
Impairments of real estate assets	—	2,429	—	2,429
General and administrative	9,725	12,212	28,298	27,983
Total operating expenses	95,609	93,723	282,185	252,429
Interest expense:
Contractual	22,910	23,264	70,309	68,444
Amortization of deferred financing costs	907	806	2,709	2,448
Financing obligations	(205)	201	(357)	584
	23,612	24,271	72,661	71,476
Other income:
Interest and other income	1,916	1,505	5,883	5,277
Losses on debt extinguishment	—	—	(973)	(24)
	1,916	1,505	4,910	5,253
Income from continuing operations before disposition of property, condominiums and investments in unconsolidated affiliates and equity in earnings of unconsolidated affiliates	10,909	776	32,184	20,845
Gains on disposition of property	—	262	—	462
Gains/(losses) on for-sale residential condominiums	80	(476)	255	(322)
Gains on disposition of investments in unconsolidated affiliates	—	2,282	—	2,282
Equity in earnings of unconsolidated affiliates	1,324	1,113	2,670	3,933
Income from continuing operations	12,313	3,957	35,109	27,200
Discontinued operations:
Income from discontinued operations	547	1,714	4,062	5,348
Net gains on disposition of discontinued operations	22,936	2,573	29,455	2,573
	23,483	4,287	33,517	7,921
Net income	35,796	8,244	68,626	35,121
Net (income) attributable to noncontrolling interests in the Operating Partnership	(1,653)	(366)	(3,166)	(1,496)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(159)	(249)	(566)	(554)
Dividends on Preferred Stock	(627)	(627)	(1,881)	(3,926)
Excess of Preferred Stock redemption/repurchase cost over carrying value	—	—	—	(1,895)
Net income available for common stockholders	$33,357	$7,002	$63,013	$27,250
Earnings per Common Share – basic:
Income from continuing operations available for common stockholders	$0.15	$0.04	$0.42	$0.28
Income from discontinued operations available for common stockholders	0.29	0.06	0.42	0.10
Net income available for common stockholders	$0.44	$0.10	$0.84	$0.38
Weighted average Common Shares outstanding – basic	76,590	72,492	74,703	72,176
Earnings per Common Share – diluted:
Income from continuing operations available for common stockholders	$0.14	$0.04	$0.42	$0.28
Income from discontinued operations available for common stockholders	0.29	0.06	0.42	0.10
Net income available for common stockholders	$0.43	$0.10	$0.84	$0.38
Weighted average Common Shares outstanding – diluted	80,495	76,402	78,568	76,127
Dividends declared per Common Share	$0.425	$0.425	$1.275	$1.275
Net income available for common stockholders:
Income from continuing operations available for common stockholders	$10,980	$2,928	$31,090	$19,724
Income from discontinued operations available for common stockholders	22,377	4,074	31,923	7,526
Net income available for common stockholders	$33,357	$7,002	$63,013	$27,250
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Comprehensive income/(loss):
Net income	$35,796	$8,244	$68,626	$35,121
Other comprehensive income/(loss):
Unrealized gains/(losses) on tax increment financing bond	(101)	600	482	129
Unrealized losses on cash flow hedges	(3,337)	—	(10,424)	—
Amortization of cash flow hedges	791	(30)	2,250	(87)
Total other comprehensive income/(loss)	(2,647)	570	(7,692)	42
Total comprehensive income	33,149	8,814	60,934	35,163
Less-comprehensive (income) attributable to noncontrolling interests	(1,812)	(615)	(3,732)	(2,050)
Comprehensive income attributable to the Company	$31,337	$8,199	$57,202	$33,113

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Equity
(Unaudited and in thousands, except share amounts)

	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2011	72,647,697	$726	$29,077	$1,803,997	$(5,734)	$4,646	$(845,853)	$986,859
Issuances of Common Stock, net	5,701,974	57	—	186,617	—	—	—	186,674
Conversions of Common Units to Common Stock	21,366	—	—	731	—	—	—	731
Dividends on Common Stock		—	—	—	—	—	(95,122)	(95,122)
Dividends on Preferred Stock		—	—	—	—	—	(1,881)	(1,881)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	(12,485)	—	—	—	(12,485)
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(663)	—	(663)
Issuances of restricted stock	158,885	—	—	—	—	—	—	—
Share-based compensation expense		2	—	6,462	—	—	—	6,464
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(3,166)	(3,166)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	566	(566)	—
Comprehensive income:
Net income		—	—	—	—	—	68,626	68,626
Other comprehensive loss		—	—	—	(7,692)	—	—	(7,692)
Total comprehensive income								60,934
Balance at September 30, 2012	78,529,922	$785	$29,077	$1,985,322	$(13,426)	$4,549	$(877,962)	$1,128,345

	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Series B Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2010	71,690,487	$717	$29,092	$52,500	$1,766,886	$(3,648)	$4,460	$(761,785)	$1,088,222
Issuances of Common Stock, net	711,234	7	—	—	22,036	—	—	—	22,043
Conversions of Common Units to Common Stock	43,308	—	—	—	1,344	—	—	—	1,344
Dividends on Common Stock		—	—	—	—	—	—	(91,900)	(91,900)
Dividends on Preferred Stock		—	—	—	—	—	—	(3,926)	(3,926)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	—	10,177	—	—	—	10,177
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	—	(391)	—	(391)
Issuances of restricted stock	134,352	—	—	—	—	—	—	—	—
Redemptions/repurchases of Preferred Stock		—	(15)	(52,500)	1,895	—	—	(1,895)	(52,515)
Share-based compensation expense		2	—	—	4,769	—	—	—	4,771
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	—	(1,496)	(1,496)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	—	554	(554)	—
Comprehensive income:
Net income		—	—	—	—	—	—	35,121	35,121
Other comprehensive income		—	—	—	—	42	—	—	42
Total comprehensive income									35,163
Balance at September 30, 2011	72,579,381	$726	$29,077	$—	$1,807,107	$(3,606)	$4,623	$(826,435)	$1,011,492

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2012	2011
Operating activities:
Net income	$68,626	$35,121
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	117,764	103,594
Amortization of lease incentives and acquisition-related intangible assets and liabilities	358	1,347
Share-based compensation expense	6,464	4,771
Allowance for losses on accounts and accrued straight-line rents receivable	1,235	1,586
Amortization of deferred financing costs	2,709	2,448
Amortization of cash flow hedges	2,250	(87)
Impairments of real estate assets	—	2,429
Losses on debt extinguishment	973	24
Net gains on disposition of property	(29,455)	(3,035)
(Gains)/losses on for-sale residential condominiums	(255)	322
Gains on disposition of investments in unconsolidated affiliates	—	(2,282)
Equity in earnings of unconsolidated affiliates	(2,670)	(3,933)
Changes in financing obligations	(1,010)	(339)
Distributions of earnings from unconsolidated affiliates	3,249	3,400
Changes in operating assets and liabilities:
Accounts receivable	5,310	(3,493)
Prepaid expenses and other assets	(3,258)	(586)
Accrued straight-line rents receivable	(13,609)	(9,280)
Accounts payable, accrued expenses and other liabilities	(20,663)	4,118
Net cash provided by operating activities	138,018	136,125
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	(158,200)	(75,510)
Investments in development in process	(5,392)	(5,835)
Investments in tenant improvements and deferred leasing costs	(61,821)	(59,692)
Investments in building improvements	(27,229)	(9,521)
Net proceeds from disposition of real estate assets	152,456	16,530
Net proceeds from disposition of for-sale residential condominiums	3,768	2,770
Proceeds from disposition of investments in unconsolidated affiliates	—	4,756
Distributions of capital from unconsolidated affiliates	1,035	1,304
Repayments of mortgages and notes receivable	1,657	338
Investments in and advances to unconsolidated affiliates	(3,928)	(39,665)
Changes in restricted cash and other investing activities	2,904	(15,598)
Net cash used in investing activities	(94,750)	(180,123)
Financing activities:
Dividends on Common Stock	(95,122)	(91,900)
Redemptions/repurchases of Preferred Stock	—	(52,515)
Dividends on Preferred Stock	(1,881)	(3,926)
Distributions to noncontrolling interests in the Operating Partnership	(4,733)	(4,818)
Distributions to noncontrolling interests in consolidated affiliates	(663)	(391)
Proceeds from the issuance of Common Stock	191,667	22,043
Costs paid for the issuance of Common Stock	(2,745)	—
Repurchase of shares related to tax withholdings	(2,248)	—
Borrowings on revolving credit facility	219,800	285,400
Repayments of revolving credit facility	(492,800)	(150,400)
Borrowings on mortgages and notes payable	225,000	200,000
Repayments of mortgages and notes payable	(77,264)	(156,602)
Payments on financing obligations	(1,316)	—
Additions to deferred financing costs and other financing activities	(3,065)	(6,011)
Net cash provided by/(used in) financing activities	(45,370)	40,880
Net decrease in cash and cash equivalents	$(2,102)	$(3,118)
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows – Continued
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2012	2011
Net decrease in cash and cash equivalents	$(2,102)	$(3,118)
Cash and cash equivalents at beginning of the period	11,188	14,206
Cash and cash equivalents at end of the period	$9,086	$11,088

Supplemental disclosure of cash flow information:

	Nine Months Ended September 30,
	2012	2011
Cash paid for interest, net of amounts capitalized	$72,793	$69,321

Supplemental disclosure of non-cash investing and financing activities:

	Nine Months Ended September 30,
	2012	2011
Unrealized losses on cash flow hedges	$(10,424)	$—
Conversion of Common Units to Common Stock	731	1,344
Changes in accrued capital expenditures	1,829	3,707
Write-off of fully depreciated real estate assets	36,918	39,039
Write-off of fully amortized deferred financing and leasing costs	14,189	13,683
Unrealized gains/(losses) on marketable securities of non-qualified deferred compensation plan	310	(354)
Adjustment of noncontrolling interests in the Operating Partnership to fair value	12,485	(10,177)
Unrealized gains on tax increment financing bond	482	129
Assumption of mortgages and notes payable related to acquisition activities	—	192,367
Reduction of advances to unconsolidated affiliates related to acquisition activities	26,000	—
Issuances of Common Units to acquire real estate assets	2,299	—

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(tabular dollar amounts in thousands, except per share data)
(Unaudited)

1.    Description of Business and Significant Accounting Policies

Description of Business

Highwoods Properties, Inc., together with its consolidated subsidiaries (the “Company”), is a fully-integrated, self-administered and self-managed equity real estate investment trust (“REIT”) that provides leasing, management, development, construction and other customer-related services for its properties and for third parties. The Company conducts virtually all of its activities through Highwoods Realty Limited Partnership (the “Operating Partnership”). At September 30, 2012, the Company and/or the Operating Partnership wholly owned: 299 in-service office, industrial and retail properties, comprising 29.0 million square feet; five for-sale residential condominiums; 581 acres of undeveloped land suitable for future development, of which 518 acres are considered core assets; and one office property under development.

The Company is the sole general partner of the Operating Partnership. At September 30, 2012, the Company owned all of the Preferred Units and 78.1 million, or 95.4%, of the Common Units in the Operating Partnership. Limited partners, including one officer and two directors of the Company, own the remaining 3.8 million Common Units. In the event the Company issues shares of Common Stock, the net proceeds are contributed to the Operating Partnership in exchange for additional Common Units. Generally, the Operating Partnership is required to redeem each Common Unit at the request of the holder thereof for cash equal to the value of one share of the Company’s Common Stock, $0.01 par value, based on the average of the market price for the 10 trading days immediately preceding the notice date of such redemption, provided that the Company at its option may elect to acquire any such Common Units presented for redemption for cash or one share of Common Stock. The Common Units owned by the Company are not redeemable. During the nine months ended September 30, 2012, the Company redeemed 21,366 Common Units for a like number of shares of Common Stock and issued 66,864 Common Units to acquire real estate assets. As a result of this activity, the percentage of Common Units owned by the Company increased from 95.1% at December 31, 2011 to 95.4% at September 30, 2012.

Common Stock Offerings

The Company has entered into equity sales agreements with various financial institutions to offer and sell, from time to time, shares of its Common Stock by means of ordinary brokers' transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices or as otherwise agreed with any of the institutions. During the three and nine months ended September 30, 2012, the Company issued 2,867,768 and 5,490,244 shares, respectively, of Common Stock under these agreements at an average gross sales price of $33.22 and $33.33 per share, respectively, raising net proceeds, after sales commissions and expenses, of $93.8 million and $180.2 million, respectively.

Basis of Presentation

Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Our Consolidated Balance Sheet at December 31, 2011 was recast from previously reported amounts to reflect in real estate and other assets, net, held for sale those properties which qualified as held for sale during the three months ended September 30, 2012. Our Consolidated Statements of Income for the three and nine months ended September 30, 2011 were recast from previously reported amounts to reflect in discontinued operations the operations for those properties that qualified for discontinued operations. Prior period amounts related to capital expenditures in our Consolidated Statements of Cash Flows have been disaggregated to conform to the current period presentation.

Our Consolidated Financial Statements include the Operating Partnership, wholly owned subsidiaries and those entities in which we have the controlling financial interest. All intercompany transactions and accounts have been eliminated. At September 30, 2012 and December 31, 2011, we had involvement with no entities that we concluded to be variable interest entities.

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

2.    Real Estate Assets

Acquisitions

During the third quarter of 2012, we acquired three properties for a total purchase price of $161.2 million, consisting of (1) a 492,000 square foot office property in Atlanta, GA for $144.9 million and (2) two medical office properties in Greensboro, NC for $16.3 million, which included the issuance of 66,864 Common Units and contingent consideration with fair value at the acquisition date of $0.7 million. We expensed approximately $0.7 million of acquisition costs related to these transactions. The assets acquired and liabilities assumed were recorded at fair value as determined by management based on information available at the acquisition date and on current assumptions as to future operations.

The following table sets forth a summary of the assets acquired and liabilities assumed in the acquisition of the office property in Atlanta, GA discussed above:

Total Purchase Price Allocation
Real estate assets	$135,128
Acquisition-related intangible assets (in deferred financing and leasing costs)	21,637
Acquisition-related below market lease liabilities (in accounts payable, accrued expenses and other liabilities)	(11,875)
Total allocation	$144,890

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

2.    Real Estate Assets - Continued

During the third quarter of 2011, we acquired a six-building, 1,540,000 square foot office complex in Pittsburgh, PA and a 503,000 square foot office building in Atlanta, GA for a purchase price of $188.5 million and $78.3 million, respectively.

The following table sets forth our rental and other revenues and net income, adjusted for interest expense and depreciation and amortization related to purchase price allocations and acquisition costs assuming: (1) the 492,000 square foot office building in Atlanta, GA was acquired on January 1, 2011, with proforma adjustments being included in the three and nine months ended September 30, 2012 and 2011 and (2) the office complex in Pittsburgh, PA and the 503,000 square foot office building in Atlanta, GA were acquired on January 1, 2010, with proforma adjustments being included in the three and nine months ended September 30, 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Proforma rental and other revenues	$132,632	$132,269	$395,161	$385,246
Proforma net income	$35,765	$7,626	$68,526	$33,268
Proforma earnings per share - basic	$0.43	$0.09	$0.84	$0.35
Proforma earnings per share - diluted	$0.43	$0.09	$0.84	$0.35

During the second quarter of 2012, we also acquired a 178,300 square foot office property in Cary, NC from our DLF I joint venture for an agreed upon value of $26.0 million by reducing the balance of the advance due to us from the joint venture.

Dispositions

During the third quarter of 2012, we sold:

•	an office property in Kansas City, MO for $6.5 million and recorded gain on disposition of discontinued operations of $1.9 million.

•	five office buildings in Nashville, TN for $41.0 million and recorded gain on disposition of discontinued operations of $7.0 million.

•	three buildings in Jackson, MS and Atlanta, GA for $86.5 million and recorded gain on disposition of discontinued operations of $14.0 million.

During the second quarter of 2012, we sold an office property in Pinellas County, FL for gross proceeds of $9.5 million and recorded gain on disposition of discontinued operations of $1.4 million related to this disposition.

During the first quarter of 2012, we sold 96 vacant rental residential units in Kansas City, MO for gross proceeds of $11.0 million and recorded gain on disposition of discontinued operations of $5.1 million related to this disposition.

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

3.    Mortgages and Notes Receivable

The following table sets forth our mortgages and notes receivable:

	September 30, 2012	December 31, 2011
Seller financing (first mortgages)	$15,853	$17,180
Less allowance	—	—
	15,853	17,180
Promissory notes	1,301	1,481
Less allowance	(211)	(61)
	1,090	1,420
Mortgages and notes receivable, net	$16,943	$18,600

Our mortgages and notes receivable consist primarily of seller financing issued in conjunction with two disposition transactions in 2010. This seller financing is evidenced by first mortgages secured by the assignment of rents and the underlying real estate assets. We evaluate the collectability of the receivables by monitoring the leasing statistics and market fundamentals of these assets. As of September 30, 2012, the payments on both mortgages receivable were current and there were no other indications of impairment on the receivables. We may be required to take impairment charges in the future if and to the extent the underlying collateral diminishes in value.

The following table sets forth our notes receivable allowance, which relates only to promissory notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Beginning notes receivable allowance	$118	$617	$61	$868
Bad debt expense	—	—	—	184
Recoveries/write-offs/other	93	(72)	150	(507)
Total notes receivable allowance	$211	$545	$211	$545

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

4.    Investments in and Advances to Affiliates

Unconsolidated Affiliates

We have equity interests of up to 50.0% in various joint ventures with unrelated third parties and a secured debt interest in one of those joint ventures, as described below. The following table sets forth the combined, summarized income statements for our unconsolidated joint ventures on the purchase accounting basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Income Statements:
Rental and other revenues	$25,051	$25,623	$75,920	$75,619
Expenses:
Rental property and other expenses	11,624	10,805	35,706	33,576
Depreciation and amortization	6,355	6,759	18,839	19,670
Impairments of real estate assets	—	—	7,180	—
Interest expense	4,980	5,976	16,077	17,841
Total expenses	22,959	23,540	77,802	71,087
Income/(loss) before disposition of properties	2,092	2,083	(1,882)	4,532
Gains on disposition of properties	—	—	6,275	—
Net income	$2,092	$2,083	$4,393	$4,532
Our share of:
Depreciation and amortization of real estate assets	$2,028	$2,066	$5,801	$6,192
Impairments of real estate assets	$—	$—	$1,002	$—
Interest expense	$1,775	$1,965	$5,598	$6,159
Net income	$914	$442	$1,252	$2,112

Our share of net income	$914	$442	$1,252	$2,112
Adjustments for management and other fees	410	671	1,418	1,821
Equity in earnings of unconsolidated affiliates	$1,324	$1,113	$2,670	$3,933

During the second quarter of 2011, we provided a $38.3 million interest-only secured loan to our DLF I joint venture that originally was scheduled to mature in March 2012. The loan bears interest at LIBOR plus 500 basis points. The maturity date of the loan has been extended to December 31, 2012. In the second quarter of 2012, the outstanding balance of the loan was reduced to $13.0 million as a result of our acquisition of an office property from the joint venture. We recorded interest income from this loan in interest and other income of $0.1 million and $0.5 million during the three months ended September 30, 2012 and 2011, respectively, and $0.8 million and $0.8 million during the nine months ended September 30, 2012 and 2011, respectively.

During the second quarter of 2012, our DLF II joint venture obtained a $50.0 million, three-year secured mortgage loan from a third party lender, bearing a fixed interest rate of 3.5% on $39.1 million of the loan and a floating interest rate of LIBOR plus 250 basis points on $10.9 million of the loan, which was used by the joint venture to repay a secured loan at maturity to a third party lender.

During the first quarter of 2012, we recorded $1.0 million as our share of impairments of real estate assets on two office properties in our DLF I joint venture, due to a decline in projected occupancy and a change in the assumed holding period of those assets, which reduced the expected future cash flows from the properties.

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

4.    Investments in and Advances to Affiliates - Continued

Consolidated Affiliates

During the third quarter of 2012, we provided a three-year, $20.8 million interest-only secured loan to our Harborview Plaza joint venture that is scheduled to mature in September 2015, which the joint venture used to repay a secured loan at maturity to a third party lender. This new loan bears interest at LIBOR plus 500 basis points, subject to a LIBOR floor of 0.5%.

5.    Intangible Assets and Below Market Lease Liabilities

The following table sets forth total intangible assets and acquisition-related below market lease liabilities, net of accumulated amortization:

	September 30, 2012	December 31, 2011
Assets:
Deferred financing costs	$19,952	$18,044
Less accumulated amortization	(8,115)	(5,797)
	11,837	12,247
Deferred leasing costs (including lease incentives and acquisition-related intangible assets)	202,797	172,049
Less accumulated amortization	(65,464)	(56,522)
	137,333	115,527
Deferred financing and leasing costs, net	$149,170	$127,774

Liabilities (in accounts payable, accrued expenses and other liabilities):
Acquisition-related below market lease liabilities	$28,015	$16,441
Less accumulated amortization	(2,556)	(971)
	$25,459	$15,470

The following table sets forth amortization of intangible assets and acquisition-related below market lease liabilities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Amortization of deferred financing costs	$907	$806	$2,709	$2,448
Amortization of deferred leasing costs and acquisition-related intangible assets (in depreciation and amortization)	$6,836	$5,189	$20,542	$13,945
Amortization of lease incentives (in rental and other revenues)	$393	$369	$1,075	$1,010
Amortization of acquisition-related intangible assets (in rental and other revenues)	$433	$239	$1,027	$617
Amortization of acquisition-related intangible assets (in rental property and other expenses)	$46	$—	$46	$—
Amortization of acquisition-related below market lease liabilities (in rental and other revenues)	$(647)	$(230)	$(1,744)	$(280)

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

5.    Intangible Assets and Below Market Lease Liabilities - Continued

The following table sets forth scheduled future amortization of intangible assets and below market lease liabilities:

	Amortization of Deferred Financing Costs	Amortization of Deferred Leasing Costs and Acquisition-Related Intangible Assets (in Depreciation and Amortization)	Amortization of Lease Incentives (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental Property and Other Expenses)	Amortization of Acquisition-Related Below Market Lease Liabilities (in Rental and Other Revenues)
October 1 through December 31, 2012	$1,069	$7,020	$349	$293	$140	$(802)
2013	3,381	25,080	1,286	991	553	(3,168)
2014	3,009	21,190	1,134	734	553	(3,106)
2015	2,395	17,216	902	549	553	(2,894)
2016	1,024	14,047	708	489	553	(2,603)
Thereafter	959	37,292	2,536	969	2,196	(12,886)
	$11,837	$121,845	$6,915	$4,025	$4,548	$(25,459)
Weighted average remaining amortization periods as of September 30, 2012 (in years)	3.6	7.1	7.6	5.6	8.2	9.9

The following table sets forth the intangible assets acquired and below market lease liabilities assumed as a result of 2012 acquisition activity:

	Above Market Lease Intangible Assets	In-Place Lease Intangible Assets	Tax Abatement Intangible Assets	Below Market Lease Liabilities
Amount recorded from acquisition activity	$1,285	$21,479	$4,593	$(11,875)
Weighted average remaining amortization periods (in years)	5.3	9.2	8.2	11.3

6.    Mortgages and Notes Payable

The following table sets forth our mortgages and notes payable:

	September 30, 2012	December 31, 2011
Secured indebtedness	$685,390	$715,742
Unsecured indebtedness	1,093,165	1,153,164
Total mortgages and notes payable	$1,778,555	$1,868,906

At September 30, 2012, our secured mortgage loans were secured by real estate assets with an aggregate undepreciated book value of $1,148.2 million.

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

6.    Mortgages and Notes Payable - Continued

Our $475.0 million unsecured revolving credit facility is scheduled to mature on July 27, 2015 and includes an accordion feature that allows for an additional $75.0 million of borrowing capacity subject to additional lender commitments. Assuming no defaults have occurred, we have an option to extend the maturity for an additional year. The interest rate at our current credit ratings is LIBOR plus 150 basis points and the annual facility fee is 35 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody's Investors Service or Standard & Poor's Ratings Services. We use our revolving credit facility for working capital purposes and for the short-term funding of our development and acquisition activity and, in certain instances, the repayment of other debt. The continued ability to borrow under the revolving credit facility allows us to quickly capitalize on strategic opportunities at short-term interest rates. There was $89.0 million and $59.5 million outstanding under our revolving credit facility at September 30, 2012 and October 22, 2012, respectively. At both September 30, 2012 and October 22, 2012, we had $0.1 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at September 30, 2012 and October 22, 2012 was $385.9 million and $415.4 million, respectively.

During the third quarter of 2012, we paid down the amount outstanding under our variable rate construction loan by $34.3 million.

During the second quarter of 2012, we repurchased $12.1 million principal amount of unsecured notes due March 2017 bearing interest of 5.85% for a purchase price of 107.5% of par value. We recorded $1.0 million of loss on debt extinguishment related to this repurchase.

During the first quarter of 2012, we obtained a $225.0 million, seven-year unsecured bank term loan bearing interest of LIBOR plus 190 basis points. This floating interest rate effectively was fixed by the interest rate swaps discussed in Note 7. The proceeds were used to pay off amounts then outstanding under our revolving credit facility.

We are currently in compliance with the debt covenants and other requirements with respect to our outstanding debt.

7.	Derivative Financial Instruments

We have six floating-to-fixed interest rate swaps for seven-year periods each with respect to an aggregate of $225.0 million LIBOR-based borrowings. These swaps effectively fix the underlying LIBOR rate at a weighted average of 1.678%. The counterparties under the swaps are major financial institutions. The swap agreements contain a provision whereby if we default on any of our indebtedness, if greater than $10.0 million and that results in repayment of such indebtedness being, or becoming capable of being accelerated by the lender, then we could also be declared in default on our derivative obligations. These swaps have been designated as and are being accounted for as cash flow hedges with changes in fair value recorded in other comprehensive income each reporting period. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on our cash flow hedges during the nine months ended September 30, 2012. As of September 30, 2012, we have not posted any collateral related to our interest rate swap liability.

Amounts reported in accumulated other comprehensive loss ("AOCL") related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the period from October 1, 2012 through September 30, 2013, we estimate that $3.3 million will be reclassified as an increase to interest expense.

The following table sets forth the fair value of our derivative instruments:

	September 30, 2012	December 31, 2011
Liability Derivatives:
Derivatives designated as cash flow hedges in accounts payable, accrued expenses and other liabilities:
Interest rate swaps	$10,274	$2,202

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

7.	Derivative Financial Instruments - Continued

The following table sets forth the effect of our cash flow hedges on AOCL and interest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Derivatives Designated as Cash Flow Hedges:
Amount of unrealized losses recognized in AOCL on derivatives (effective portion):
Interest rate swaps	$(3,337)	$—	$(10,424)	$—
Amount of (gains)/losses reclassified out of AOCL into contractual interest expense (effective portion):
Interest rate swaps	$791	$(30)	$2,250	$(87)

8.	Noncontrolling Interests

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

The following table sets forth noncontrolling interests in the Operating Partnership:

	Nine Months Ended September 30,
	2012	2011
Beginning noncontrolling interests in the Operating Partnership	$110,655	$120,838
Adjustments of noncontrolling interests in the Operating Partnership to fair value	12,485	(10,177)
Issuances of Common Units	2,299	—
Conversion of Common Units to Common Stock	(731)	(1,344)
Net income attributable to noncontrolling interests in the Operating Partnership	3,166	1,496
Distributions to noncontrolling interests in the Operating Partnership	(4,733)	(4,818)
Total noncontrolling interests in the Operating Partnership	$123,141	$105,995

The following table sets forth net income available for common stockholders and transfers from noncontrolling interests in the Operating Partnership:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income available for common stockholders	$33,357	$7,002	$63,013	$27,250
Increase in additional paid in capital from conversion of Common Units to Common Stock	100	709	731	1,344
Issuances of Common Units	(2,299)	—	(2,299)	—
Change from net income available for common stockholders and transfers from noncontrolling interests	$31,158	$7,711	$61,445	$28,594

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

8.	Noncontrolling Interests - Continued

Noncontrolling Interests in Consolidated Affiliates

At September 30, 2012, noncontrolling interests in consolidated affiliates relates to our joint venture partner's 50.0% interest in office properties located in Richmond, VA. Our joint venture partner is an unrelated third party.

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

Our Level 3 liabilities include the fair value of our contingent consideration to acquire real estate assets and financing obligations, which were estimated by the income approach to approximate the price that would be paid in an orderly transaction between market participants, utilizing: (1) contractual cash flows; (2) market-based interest rates; and (3) a number of other assumptions including demand for space, competition for customers, changes in market rental rates, costs of operation and expected ownership periods.

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

		Level 1	Level 2	Level 3
	September 30, 2012	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
Assets:
Mortgages and notes receivable, at fair value (1)	$17,382	$—	$17,382	$—
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	3,264	3,264	—	—
Tax increment financing bond (in prepaid expenses and other assets)	15,270	—	—	15,270
Total Assets	$35,916	$3,264	$17,382	$15,270
Noncontrolling Interests in the Operating Partnership	$123,141	$123,141	$—	$—
Liabilities:
Mortgages and notes payable, at fair value (1)	$1,889,775	$—	$1,889,775	$—
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	10,274	—	10,274	—
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	3,264	3,264	—	—
Contingent consideration to acquire real estate assets (in accounts payable, accrued expenses and other liabilities)	563	—	—	563
Financing obligations, at fair value (1)	18,930	—	—	18,930
Total Liabilities	$1,922,806	$3,264	$1,900,049	$19,493

		Level 1	Level 2	Level 3
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
Assets:
Mortgages and notes receivable, at fair value (1)	$18,990	$—	$18,990	$—
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	3,149	3,149	—	—
Tax increment financing bond (in prepaid expenses and other assets)	14,788	—	—	14,788
Impaired real estate assets and for-sale residential condominiums	12,767	—	—	12,767
Total Assets	$49,694	$3,149	$18,990	$27,555
Noncontrolling Interests in the Operating Partnership	$110,655	$110,655	$—	$—
Liabilities:
Mortgages and notes payable, at fair value (1)	$1,959,438	$—	$1,959,438	$—
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	2,202	—	2,202	—
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	3,149	3,149	—	—
Financing obligations, at fair value (1)	18,866	—	—	18,866
Total Liabilities	$1,983,655	$3,149	$1,961,640	$18,866
__________

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

9.	Disclosure About Fair Value of Financial Instruments - Continued

(1)    Amounts carried at historical cost on our Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, respectively.

The following table sets forth the changes in our Level 3 asset and liability, which are recorded at fair value on our Consolidated Balance Sheets on a recurring basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Asset:
Tax Increment Financing Bond:
Beginning balance	$15,371	$15,228	$14,788	$15,699
Unrealized gains/(losses) (in AOCL)	(101)	600	482	129
Ending balance	$15,270	$15,828	$15,270	$15,828
Liability:
Contingent Consideration to Acquire Real Estate Assets:
Beginning balance	$677	$—	$677	$—
Unrealized gains (in general and administrative)	(114)	—	(114)	—
Ending balance	$563	$—	$563	$—

During 2007, we acquired a tax increment financing bond associated with a parking garage developed by us. This bond amortizes to maturity in 2020. The estimated fair value at September 30, 2012 was $1.8 million below the outstanding principal due on the bond. If the discount rate used to fair value this bond was 100 basis points higher or lower, the fair value of the bond would have been $0.5 million lower or $0.6 million higher, respectively, as of September 30, 2012. We intend to hold this bond and have concluded that we will not be required to sell this bond before recovery of the bond principal. Payment of the principal and interest for the bond is guaranteed by us. We have recorded no credit losses related to the bond during the three and nine months ended September 30, 2012 and 2011. There is no legal right of offset with the liability, which we report as a financing obligation, related to this tax increment financing bond.

The following table sets forth quantitative information about the unobservable inputs of our Level 3 asset and liability, which are recorded at fair value on our Consolidated Balance Sheets on a recurring basis:

	Fair Value at September 30, 2012	Valuation Technique	Unobservable Input	Rate/ Percentage
Tax increment financing bond	$15,270	Income approach	Discount rate	10.73%
Contingent consideration to acquire real estate assets	$563	Income approach	Payout percentage	75.00%

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

10.	Share-based Payments

During the nine months ended September 30, 2012, we granted 190,886 stock options with an exercise price equal to the closing market price of a share of our Common Stock on the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, which resulted in a weighted average grant date fair value per share of $5.47. During the nine months ended September 30, 2012, we also granted 90,983 shares of time-based restricted stock and 67,902 shares of total return-based restricted stock with weighted average grant date fair values per share of $32.27 and $38.71, respectively. We recorded stock-based compensation expense of $2.0 million and $1.3 million during the three months ended September 30, 2012 and 2011, respectively, and $6.5 million and $4.8 million during the nine months ended September 30, 2012 and 2011, respectively. At September 30, 2012, there was $5.6 million of total unrecognized stock-based compensation costs, which will be recognized over a weighted average remaining contractual term of 2.5 years.

11.	Accumulated Other Comprehensive Loss

The following table sets forth the components of accumulated other comprehensive loss:

	Nine Months Ended September 30,
	2012	2011
Tax increment financing bond:
Beginning balance	$(2,309)	$(2,543)
Unrealized gains on tax increment financing bond	482	129
Ending balance	(1,827)	(2,414)
Cash flow hedges:
Beginning balance	(3,425)	(1,105)
Unrealized losses on cash flow hedges	(10,424)	—
Amortization of cash flow hedges	2,250	(87)
Ending balance	(11,599)	(1,192)
Total accumulated other comprehensive loss	$(13,426)	$(3,606)

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

12.	Discontinued Operations

The following table sets forth our operations which required classification as discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Rental and other revenues	$875	$5,301	$10,120	$16,219
Operating expenses:
Rental property and other expenses	293	2,199	3,766	6,572
Depreciation and amortization	—	1,269	2,009	3,935
Total operating expenses	293	3,468	5,775	10,507
Interest expense	35	119	283	364
Income from discontinued operations	547	1,714	4,062	5,348
Net gains on disposition of discontinued operations	22,936	2,573	29,455	2,573
Total discontinued operations	$23,483	$4,287	$33,517	$7,921

The following table sets forth the major classes of assets and liabilities of our real estate and other assets, net, held for sale and liabilities, net, held for sale:

	September 30, 2012	December 31, 2011
Assets:
Land	$—	$14,077
Buildings and tenant improvements	—	135,013
Less-accumulated depreciation	—	(32,254)
Net real estate assets	—	116,836
Accrued straight-line rents receivable	—	6,520
Deferred leasing costs, net	—	811
Prepaid expenses and other assets	—	106
Real estate and other assets, net, held for sale	$—	$124,273
Liabilities:
Mortgages and notes payable	$—	$34,307
Accrued expenses and other liabilities	—	214
Financing obligations	—	1,294
Liabilities, net, held for sale	$—	$35,815

As of September 30, 2012, there were no real estate and other assets, net, held for sale. As of December 31, 2011, real estate and other assets held for sale, net, included five office properties in Nashville, TN, one office property in Pinellas County, FL, one office property and 96 residential units in Kansas City, MO and three buildings in Jackson, MS and Atlanta, GA. All of these properties qualified for discontinued operations.

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

13.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Earnings per Common Share - basic:
Numerator:
Income from continuing operations	$12,313	$3,957	$35,109	$27,200
Net (income) attributable to noncontrolling interests in the Operating Partnership from continuing operations	(547)	(153)	(1,572)	(1,101)
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(159)	(249)	(566)	(554)
Dividends on Preferred Stock	(627)	(627)	(1,881)	(3,926)
Excess of Preferred Stock redemption/repurchase cost over carrying value	—	—	—	(1,895)
Income from continuing operations available for common stockholders	10,980	2,928	31,090	19,724
Income from discontinued operations	23,483	4,287	33,517	7,921
Net (income) attributable to noncontrolling interests in the Operating Partnership from discontinued operations	(1,106)	(213)	(1,594)	(395)
Income from discontinued operations available for common stockholders	22,377	4,074	31,923	7,526
Net income available for common stockholders	$33,357	$7,002	$63,013	$27,250
Denominator:
Denominator for basic earnings per Common Share – weighted average shares (1) (2)	76,590	72,492	74,703	72,176
Earnings per Common Share - basic:
Income from continuing operations available for common stockholders	$0.15	$0.04	$0.42	$0.28
Income from discontinued operations available for common stockholders	0.29	0.06	0.42	0.10
Net income available for common stockholders	$0.44	$0.10	$0.84	$0.38
Earnings per Common Share - diluted:
Numerator:
Income from continuing operations	$12,313	$3,957	$35,109	$27,200
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(159)	(249)	(566)	(554)
Dividends on Preferred Stock	(627)	(627)	(1,881)	(3,926)
Excess of Preferred Stock redemption/repurchase cost over carrying value	—	—	—	(1,895)
Income from continuing operations available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	11,527	3,081	32,662	20,825
Income from discontinued operations available for common stockholders	23,483	4,287	33,517	7,921
Net income available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	$35,010	$7,368	$66,179	$28,746
Denominator:
Denominator for basic earnings per Common Share –weighted average shares (1) (2)	76,590	72,492	74,703	72,176
Add:
Stock options using the treasury method	137	138	127	169
Noncontrolling interests Common Units	3,768	3,772	3,738	3,782
Denominator for diluted earnings per Common Share – adjusted weighted average shares and assumed conversions (1)	80,495	76,402	78,568	76,127
Earnings per Common Share - diluted:
Income from continuing operations available for common stockholders	$0.14	$0.04	$0.42	$0.28
Income from discontinued operations available for common stockholders	0.29	0.06	0.42	0.10
Net income available for common stockholders	$0.43	$0.10	$0.84	$0.38
__________

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

13.	Earnings Per Share - Continued

(1)
There were 0.5 million and 0.4 million options outstanding during the three months ended September 30, 2012 and 2011, respectively, and 0.5 million and 0.3 million options outstanding during the nine months ended September 30, 2012 and 2011, respectively, that were not included in the computation of diluted earnings per share because the impact of including such options would be anti-dilutive.

(2)	Includes all unvested restricted stock since dividends on restricted stock are non-forfeitable.

14.	Segment Information

The following table summarizes the rental and other revenues and net operating income, the primary industry property-level performance metric which is defined as rental and other revenues less rental property and other expenses, for each reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Rental and Other Revenues: (1)
Office:
Atlanta, GA	$14,074	$12,167	$44,315	$34,701
Greenville, SC	3,297	3,617	10,289	10,558
Kansas City, MO	4,015	3,412	11,176	10,371
Memphis, TN	9,106	9,393	27,612	27,808
Nashville, TN	14,289	13,793	42,471	40,106
Orlando, FL	2,747	2,676	8,189	7,612
Piedmont Triad, NC	5,603	4,913	15,753	15,546
Pittsburgh, PA	9,485	1,568	27,681	1,568
Raleigh, NC	20,585	20,047	60,758	59,462
Richmond, VA	11,852	13,375	35,453	36,425
Tampa, FL	17,615	17,370	52,324	50,808
Total Office Segment	112,668	102,331	336,021	294,965
Industrial:
Atlanta, GA	3,215	3,293	9,522	9,989
Piedmont Triad, NC	3,142	3,151	9,392	8,953
Total Industrial Segment	6,357	6,444	18,914	18,942
Retail:
Kansas City, MO	9,189	8,490	27,185	25,590
Total Retail Segment	9,189	8,490	27,185	25,590
Total Rental and Other Revenues	$128,214	$117,265	$382,120	$339,497

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

14.	Segment Information - Continued

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net Operating Income: (1)
Office:
Atlanta, GA	$8,700	$7,402	$28,215	$21,555
Greenville, SC	1,807	2,096	5,989	6,238
Kansas City, MO	2,547	2,000	7,064	6,255
Memphis, TN	5,381	5,166	16,234	15,297
Nashville, TN	9,777	9,273	29,262	27,275
Orlando, FL	1,368	1,378	4,214	3,829
Piedmont Triad, NC	3,330	2,895	9,780	9,944
Pittsburgh, PA	4,952	888	13,859	888
Raleigh, NC	13,907	13,900	42,045	41,386
Richmond, VA	7,868	7,767	24,283	23,852
Tampa, FL	11,077	10,786	32,721	31,475
Total Office Segment	70,714	63,551	213,666	187,994
Industrial:
Atlanta, GA	2,331	2,406	6,936	7,417
Piedmont Triad, NC	2,257	2,251	6,852	6,582
Total Industrial Segment	4,588	4,657	13,788	13,999
Retail:
Kansas City, MO	5,679	5,026	16,534	15,146
Total Retail Segment	5,679	5,026	16,534	15,146
Total Net Operating Income	80,981	73,234	243,988	217,139
Reconciliation to income from continuing operations before disposition of property, condominiums and investments in unconsolidated affiliates and equity in earnings of unconsolidated affiliates:
Depreciation and amortization	(38,651)	(35,051)	(115,755)	(99,659)
Impairments of assets held for use	—	(2,429)	—	(2,429)
General and administrative	(9,725)	(12,212)	(28,298)	(27,983)
Interest expense	(23,612)	(24,271)	(72,661)	(71,476)
Other income	1,916	1,505	4,910	5,253
Income from continuing operations before disposition of property, condominiums and investments in unconsolidated affiliates and equity in earnings of unconsolidated affiliates	$10,909	$776	$32,184	$20,845
__________

(1)	Net of discontinued operations.

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

15.	Subsequent Events

On October 11, 2012, we modified our $200.0 million, five-year unsecured bank term loan, which was originally scheduled to mature in February 2016. The loan is now scheduled to mature in January 2018 and the interest rate was reduced from LIBOR plus 220 basis points to LIBOR plus 165 basis points. We incurred $0.9 million of deferred financing fees in connection with the modification, which will be amortized along with existing unamortized deferred loan fees over the remaining term of the new loan. Proceeds from two new participants, aggregating $35.0 million, were used to reduce amounts outstanding under our revolving credit facility. Two of the original participants, which still hold an aggregate $35.0 million of the principal balance under the original term loan, will be fully paid off on or before February 25, 2013.

On October 18, 2012, we acquired an additional medical office property in Greensboro, NC for a purchase price of $13.3 million. This purchase price includes the assumption of secured debt expected to be recorded at fair value of $7.9 million, with an effective interest rate of 4.06%, including amortization of deferred financing costs. This debt matures in August 2014. We expect to expense approximately $0.1 million of acquisition costs related to this transaction.

[This page is intentionally left blank]

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Balance Sheets
(Unaudited and in thousands, except unit and per unit data)

	September 30, 2012	December 31, 2011
Assets:
Real estate assets, at cost:
Land	$371,478	$355,694
Buildings and tenant improvements	3,200,350	3,009,155
Development in process	11,566	—
Land held for development	102,482	105,206
	3,685,876	3,470,055
Less-accumulated depreciation	(926,668)	(869,046)
Net real estate assets	2,759,208	2,601,009
For-sale residential condominiums	1,238	4,751
Real estate and other assets, net, held for sale	—	124,273
Cash and cash equivalents	9,174	11,151
Restricted cash	21,578	26,666
Accounts receivable, net of allowance of $3,437 and $3,548, respectively	21,144	30,093
Mortgages and notes receivable, net of allowance of $211 and $61, respectively	16,943	18,600
Accrued straight-line rents receivable, net of allowance of $1,076 and $1,294, respectively	112,660	99,490
Investments in and advances to unconsolidated affiliates	77,364	99,296
Deferred financing and leasing costs, net of accumulated amortization of $73,579 and $62,319, respectively	149,170	127,774
Prepaid expenses and other assets, net of accumulated amortization of $12,585 and $15,089, respectively	40,410	36,781
Total Assets	$3,208,889	$3,179,884
Liabilities, Redeemable Operating Partnership Units and Equity:
Mortgages and notes payable	$1,778,555	$1,868,906
Accounts payable, accrued expenses and other liabilities	151,963	148,607
Financing obligations	27,791	30,150
Liabilities, net, held for sale	—	35,815
Total Liabilities	1,958,309	2,083,478
Commitments and contingencies
Redeemable Operating Partnership Units:
Common Units, 3,775,016 and 3,729,518 outstanding, respectively	123,141	110,655
Series A Preferred Units (liquidation preference $1,000 per unit), 29,077 units issued and outstanding	29,077	29,077
Total Redeemable Operating Partnership Units	152,218	139,732
Equity:
Common Units:
General partner Common Units, 818,961 and 759,684 outstanding, respectively	11,069	9,575
Limited partner Common Units, 77,302,152 and 71,479,204 outstanding, respectively	1,096,170	948,187
Accumulated other comprehensive loss	(13,426)	(5,734)
Noncontrolling interests in consolidated affiliates	4,549	4,646
Total Equity	1,098,362	956,674
Total Liabilities, Redeemable Operating Partnership Units and Equity	$3,208,889	$3,179,884

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Income
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Rental and other revenues	$128,214	$117,265	$382,120	$339,497
Operating expenses:
Rental property and other expenses	47,159	43,963	137,937	122,376
Depreciation and amortization	38,651	35,051	115,755	99,659
Impairments of real estate assets	—	2,429	—	2,429
General and administrative	9,799	12,280	28,493	27,965
Total operating expenses	95,609	93,723	282,185	252,429
Interest expense:
Contractual	22,910	23,264	70,309	68,444
Amortization of deferred financing costs	907	806	2,709	2,448
Financing obligations	(205)	201	(357)	584
	23,612	24,271	72,661	71,476
Other income:
Interest and other income	1,916	1,505	5,883	5,277
Losses on debt extinguishment	—	—	(973)	(24)
	1,916	1,505	4,910	5,253
Income from continuing operations before disposition of property, condominiums and investments in unconsolidated affiliates and equity in earnings of unconsolidated affiliates	10,909	776	32,184	20,845
Gains on disposition of property	—	262	—	462
Gains/(losses) on for-sale residential condominiums	80	(476)	255	(322)
Gains on disposition of investments in unconsolidated affiliates	—	2,282	—	2,282
Equity in earnings of unconsolidated affiliates	1,328	1,113	2,679	3,945
Income from continuing operations	12,317	3,957	35,118	27,212
Discontinued operations:
Income from discontinued operations	547	1,714	4,062	5,348
Net gains on disposition of discontinued operations	22,936	2,573	29,455	2,573
	23,483	4,287	33,517	7,921
Net income	35,800	8,244	68,635	35,133
Net (income) attributable to noncontrolling interests in consolidated affiliates	(159)	(249)	(566)	(554)
Distributions on Preferred Units	(627)	(627)	(1,881)	(3,926)
Excess of Preferred Unit redemption/repurchase cost over carrying value	—	—	—	(1,895)
Net income available for common unitholders	$35,014	$7,368	$66,188	$28,758
Earnings per Common Unit – basic:
Income from continuing operations available for common unitholders	$0.15	$0.04	$0.42	$0.28
Income from discontinued operations available for common unitholders	0.29	0.06	0.43	0.10
Net income available for common unitholders	$0.44	$0.10	$0.85	$0.38
Weighted average Common Units outstanding – basic	79,949	75,855	78,032	75,549
Earnings per Common Unit – diluted:
Income from continuing operations available for common unitholders	$0.15	$0.04	$0.42	$0.28
Income from discontinued operations available for common unitholders	0.29	0.06	0.43	0.10
Net income available for common unitholders	$0.44	$0.10	$0.85	$0.38
Weighted average Common Units outstanding – diluted	80,086	75,993	78,159	75,718
Distributions declared per Common Unit	$0.425	$0.425	$1.275	$1.275
Net income available for common unitholders:
Income from continuing operations available for common unitholders	$11,531	$3,081	$32,671	$20,837
Income from discontinued operations available for common unitholders	23,483	4,287	33,517	7,921
Net income available for common unitholders	$35,014	$7,368	$66,188	$28,758
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Comprehensive income/(loss):
Net income	$35,800	$8,244	$68,635	$35,133
Other comprehensive income/(loss):
Unrealized gains/(losses) on tax increment financing bond	(101)	600	482	129
Unrealized losses on cash flow hedges	(3,337)	—	(10,424)	—
Amortization of cash flow hedges	791	(30)	2,250	(87)
Total other comprehensive income/(loss)	(2,647)	570	(7,692)	42
Total comprehensive income	$33,153	$8,814	$60,943	$35,175
Less-comprehensive (income) attributable to noncontrolling interests	(159)	(249)	(566)	(554)
Comprehensive income attributable to the Operating Partnership	$32,994	$8,565	$60,377	$34,621

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Capital
(Unaudited and in thousands, except unit amounts)

	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total Partners’ Capital
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2011	$9,575	$948,187	$(5,734)	$4,646	$956,674
Issuances of Common Units, net	1,890	187,083	—	—	188,973
Distributions paid on Common Units	(994)	(98,340)	—	—	(99,334)
Distributions paid on Preferred Units	(19)	(1,862)	—	—	(1,881)
Share-based compensation expense	65	6,399	—	—	6,464
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(663)	(663)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	(128)	(12,686)	—	—	(12,814)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(6)	(560)	—	566	—
Comprehensive income/(loss):
Net income	686	67,949	—	—	68,635
Other comprehensive loss	—	—	(7,692)	—	(7,692)
Total comprehensive income					60,943
Balance at September 30, 2012	$11,069	$1,096,170	$(13,426)	$4,549	$1,098,362

	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total Partners’ Capital
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2010	$10,044	$994,610	$(3,648)	$4,460	$1,005,466
Issuances of Common Units, net	220	21,823	—	—	22,043
Distributions paid on Common Units	(962)	(95,235)	—	—	(96,197)
Distributions paid on Preferred Units	(39)	(3,887)	—	—	(3,926)
Share-based compensation expense	48	4,723	—	—	4,771
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(391)	(391)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	144	14,095	—	—	14,239
Net (income) attributable to noncontrolling interests in consolidated affiliates	(6)	(548)	—	554	—
Comprehensive income/(loss):
Net income	351	34,782	—	—	35,133
Other comprehensive income	—	—	42	—	42
Total comprehensive income					35,175
Balance at September 30, 2011	$9,800	$970,363	$(3,606)	$4,623	$981,180

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2012	2011
Operating activities:
Net income	$68,635	$35,133
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	117,764	103,594
Amortization of lease incentives and acquisition-related intangible assets and liabilities	358	1,347
Share-based compensation expense	6,464	4,771
Allowance for losses on accounts and accrued straight-line rents receivable	1,235	1,586
Amortization of deferred financing costs	2,709	2,448
Amortization of cash flow hedges	2,250	(87)
Impairments of real estate assets	—	2,429
Losses on debt extinguishment	973	24
Net gains on disposition of property	(29,455)	(3,035)
(Gains)/losses on for-sale residential condominiums	(255)	322
Gains on disposition of investments in unconsolidated affiliates	—	(2,282)
Equity in earnings of unconsolidated affiliates	(2,679)	(3,945)
Changes in financing obligations	(1,010)	(339)
Distributions of earnings from unconsolidated affiliates	3,230	3,382
Changes in operating assets and liabilities:
Accounts receivable	5,310	(3,493)
Prepaid expenses and other assets	(3,216)	(542)
Accrued straight-line rents receivable	(13,609)	(9,280)
Accounts payable, accrued expenses and other liabilities	(20,753)	4,118
Net cash provided by operating activities	137,951	136,151
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	(158,200)	(75,510)
Investments in development in process	(5,392)	(5,835)
Investments in tenant improvements and deferred leasing costs	(61,821)	(59,692)
Investments in building improvements	(27,229)	(9,521)
Net proceeds from disposition of real estate assets	152,456	16,530
Net proceeds from disposition of for-sale residential condominiums	3,768	2,770
Proceeds from disposition of investments in unconsolidated affiliates	—	4,756
Distributions of capital from unconsolidated affiliates	1,035	1,304
Repayments of mortgages and notes receivable	1,657	338
Investments in and advances to unconsolidated affiliates	(3,928)	(39,665)
Changes in restricted cash and other investing activities	2,904	(15,598)
Net cash used in investing activities	(94,750)	(180,123)
Financing activities:
Distributions on Common Units	(99,334)	(96,197)
Redemptions/repurchases of Preferred Units	—	(52,515)
Distributions on Preferred Units	(1,881)	(3,926)
Distributions to noncontrolling interests in consolidated affiliates	(663)	(391)
Proceeds from the issuance of Common Units	191,667	22,043
Costs paid for the issuance of Common Units	(2,745)	—
Repurchase of units related to tax withholdings	(2,248)	—
Borrowings on revolving credit facility	219,800	285,400
Repayments of revolving credit facility	(492,800)	(150,400)
Borrowings on mortgages and notes payable	225,000	200,000
Repayments of mortgages and notes payable	(77,264)	(156,602)
Payments on financing obligations	(1,316)	—
Additions to deferred financing costs and other financing activities	(3,394)	(6,615)
Net cash provided by/(used in) financing activities	(45,178)	40,797
Net decrease in cash and cash equivalents	$(1,977)	$(3,175)
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows - Continued
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2012	2011
Net decrease in cash and cash equivalents	$(1,977)	$(3,175)
Cash and cash equivalents at beginning of the period	11,151	14,198
Cash and cash equivalents at end of the period	$9,174	$11,023

Supplemental disclosure of cash flow information:

	Nine Months Ended September 30,
	2012	2011
Cash paid for interest, net of amounts capitalized	$72,793	$69,321

Supplemental disclosure of non-cash investing and financing activities:

	Nine Months Ended September 30,
	2012	2011
Unrealized losses on cash flow hedges	$(10,424)	$—
Changes in accrued capital expenditures	1,829	3,707
Write-off of fully depreciated real estate assets	36,918	39,039
Write-off of fully amortized deferred financing and leasing costs	14,189	13,683
Unrealized gains/(losses) on marketable securities of non-qualified deferred compensation plan	310	(354)
Adjustment of Redeemable Common Units to fair value	10,187	(14,843)
Unrealized gains on tax increment financing bond	482	129
Assumption of mortgages and notes payable related to acquisition activities	—	192,367
Reduction of advances to unconsolidated affiliates related to acquisition activities	26,000	—
Issuances of Common Units to acquire real estate assets	2,299	—

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(tabular dollar amounts in thousands, except per unit data)
(Unaudited)

1.    Description of Business and Significant Accounting Policies

Description of Business

Highwoods Properties, Inc., together with its consolidated subsidiaries (the “Company”), is a fully-integrated, self-administered and self-managed equity real estate investment trust (“REIT”) that provides leasing, management, development, construction and other customer-related services for its properties and for third parties. The Company conducts virtually all of its activities through Highwoods Realty Limited Partnership (the “Operating Partnership”). At September 30, 2012, the Company and/or the Operating Partnership wholly owned: 299 in-service office, industrial and retail properties, comprising 29.0 million square feet; five for-sale residential condominiums; 581 acres of undeveloped land suitable for future development, of which 518 acres are considered core assets; and one office property under development.

The Company is the sole general partner of the Operating Partnership. At September 30, 2012, the Company owned all of the Preferred Units and 78.1 million, or 95.4%, of the Common Units in the Operating Partnership. Limited partners, including one officer and two directors of the Company, own the remaining 3.8 million Common Units. In the event the Company issues shares of Common Stock, the net proceeds are contributed to the Operating Partnership in exchange for additional Common Units. Generally, the Operating Partnership is required to redeem each Common Unit at the request of the holder thereof for cash equal to the value of one share of the Company’s Common Stock, $0.01 par value, based on the average of the market price for the 10 trading days immediately preceding the notice date of such redemption, provided that the Company at its option may elect to acquire any such Common Units presented for redemption for cash or one share of Common Stock. The Common Units owned by the Company are not redeemable. During the nine months ended September 30, 2012, the Company redeemed 21,366 Common Units for a like number of shares of Common Stock and issued 66,864 Common Units to acquire real estate assets. As a result of this activity, the percentage of Common Units owned by the Company increased from 95.1% at December 31, 2011 to 95.4% at September 30, 2012.

Common Stock Offerings

The Company has entered into equity sales agreements with various financial institutions to offer and sell, from time to time, shares of its Common Stock by means of ordinary brokers' transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices or as otherwise agreed with any of the institutions. During the three and nine months ended September 30, 2012, the Company issued 2,867,768 and 5,490,244 shares, respectively, of Common Stock under these agreements at an average gross sales price of $33.22 and $33.33 per share, respectively, raising net proceeds, after sales commissions and expenses, of $93.8 million and $180.2 million, respectively.

Basis of Presentation

Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Our Consolidated Balance Sheet at December 31, 2011 was revised from previously reported amounts to reflect in real estate and other assets, net, held for sale those properties which qualified as held for sale during the three months ended September 30, 2012. Our Consolidated Statements of Income for the three and nine months ended September 30, 2011 were revised from previously reported amounts to reflect in discontinued operations the operations for those properties that qualified for discontinued operations. Prior period amounts related to capital expenditures in our Consolidated Statements of Cash Flows have been disaggregated to conform to the current period presentation.

Our Consolidated Financial Statements include wholly owned subsidiaries and those entities in which we have the controlling financial interest. All intercompany transactions and accounts have been eliminated. At September 30, 2012 and December 31, 2011, we had involvement with no entities that we concluded to be variable interest entities.

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

2.    Real Estate Assets

Acquisitions

During the third quarter of 2012, we acquired three properties for a total purchase price of $161.2 million, consisting of (1) a 492,000 square foot office property in Atlanta, GA for $144.9 million and (2) two medical office properties in Greensboro, NC for $16.3 million, which included the issuance of 66,864 Common Units and contingent consideration with fair value at the acquisition date of $0.7 million. We expensed approximately $0.7 million of acquisition costs related to these transactions. The assets acquired and liabilities assumed were recorded at fair value as determined by management based on information available at the acquisition date and on current assumptions as to future operations.

The following table sets forth a summary of the assets acquired and liabilities assumed in the acquisition of the office property in Atlanta, GA discussed above:

Total Purchase Price Allocation
Real estate assets	$135,128
Acquisition-related intangible assets (in deferred financing and leasing costs)	21,637
Acquisition-related below market lease liabilities (in accounts payable, accrued expenses and other liabilities)	(11,875)
Total allocation	$144,890

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

2.    Real Estate Assets - Continued

During the third quarter of 2011, we acquired a six-building, 1,540,000 square foot office complex in Pittsburgh, PA and a 503,000 square foot office building in Atlanta, GA for a purchase price of $188.5 million and $78.3 million, respectively.

The following table sets forth our rental and other revenues and net income, adjusted for interest expense and depreciation and amortization related to purchase price allocations and acquisition costs assuming: (1) the 492,000 square foot office building in Atlanta, GA was acquired on January 1, 2011, with proforma adjustments being included in the three and nine months ended September 30, 2012 and 2011 and (2) the office complex in Pittsburgh, PA and the 503,000 square foot office building in Atlanta, GA were acquired on January 1, 2010, with proforma adjustments being included in the three and nine months ended September 30, 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Proforma rental and other revenues	$132,632	$132,269	$395,161	$385,246
Proforma net income	$35,769	$7,626	$68,535	$33,280
Proforma earnings per share - basic	$0.44	$0.09	$0.85	$0.36
Proforma earnings per share - diluted	$0.44	$0.09	$0.85	$0.36

During the second quarter of 2012, we also acquired a 178,300 square foot office property in Cary, NC from our DLF I joint venture for an agreed upon value of $26.0 million by reducing the balance of the advance due to us from the joint venture.

Dispositions

During the third quarter of 2012, we sold:

•	an office property in Kansas City, MO for $6.5 million and recorded gain on disposition of discontinued operations of $1.9 million.

•	five office buildings in Nashville, TN for $41.0 million and recorded gain on disposition of discontinued operations of $7.0 million.

•	three buildings in Jackson, MS and Atlanta, GA for $86.5 million and recorded gain on disposition of discontinued operations of $14.0 million.

During the second quarter of 2012, we sold an office property in Pinellas County, FL for gross proceeds of $9.5 million and recorded gain on disposition of discontinued operations of $1.4 million related to this disposition.

During the first quarter of 2012, we sold 96 vacant rental residential units in Kansas City, MO for gross proceeds of $11.0 million and recorded gain on disposition of discontinued operations of $5.1 million related to this disposition.

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

3.    Mortgages and Notes Receivable

The following table sets forth our mortgages and notes receivable:

	September 30, 2012	December 31, 2011
Seller financing (first mortgages)	$15,853	$17,180
Less allowance	—	—
	15,853	17,180
Promissory notes	1,301	1,481
Less allowance	(211)	(61)
	1,090	1,420
Mortgages and notes receivable, net	$16,943	$18,600

Our mortgages and notes receivable consist primarily of seller financing issued in conjunction with two disposition transactions in 2010. This seller financing is evidenced by first mortgages secured by the assignment of rents and the underlying real estate assets. We evaluate the collectability of the receivables by monitoring the leasing statistics and market fundamentals of these assets. As of September 30, 2012, the payments on both mortgages receivable were current and there were no other indications of impairment on the receivables. We may be required to take impairment charges in the future if and to the extent the underlying collateral diminishes in value.

The following table sets forth our notes receivable allowance, which relates only to promissory notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Beginning notes receivable allowance	$118	$617	$61	$868
Bad debt expense	—	—	—	184
Recoveries/write-offs/other	93	(72)	150	(507)
Total notes receivable allowance	$211	$545	$211	$545

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

4.    Investments in and Advances to Affiliates

Unconsolidated Affiliates

We have equity interests of up to 50.0% in various joint ventures with unrelated third parties and a secured debt interest in one of those joint ventures, as described below. The following table sets forth the combined, summarized income statements for our unconsolidated joint ventures on the purchase accounting basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Income Statements:
Rental and other revenues	$24,062	$24,618	$72,916	$72,576
Expenses:
Rental property and other expenses	11,024	10,239	33,901	31,765
Depreciation and amortization	6,044	6,437	17,905	18,736
Impairments of real estate assets	—	—	7,180	—
Interest expense	4,817	5,802	15,583	17,310
Total expenses	21,885	22,478	74,569	67,811
Income/(loss) before disposition of properties	2,177	2,140	(1,653)	4,765
Gains on disposition of properties	—	—	6,275	—
Net income	$2,177	$2,140	$4,622	$4,765
Our share of:
Depreciation and amortization of real estate assets	$1,989	$2,028	$5,684	$6,078
Impairments of real estate assets	$—	$—	$1,002	$—
Interest expense	$1,754	$1,944	$5,536	$6,093
Net income	$925	$448	$1,281	$2,142

Our share of net income	$925	$448	$1,281	$2,142
Adjustments for management and other fees	403	665	1,398	1,803
Equity in earnings of unconsolidated affiliates	$1,328	$1,113	$2,679	$3,945

During the second quarter of 2011, we provided a $38.3 million interest-only secured loan to our DLF I joint venture that originally was scheduled to mature in March 2012. The loan bears interest at LIBOR plus 500 basis points. The maturity date of the loan has been extended to December 31, 2012. In the second quarter of 2012, the outstanding balance of the loan was reduced to $13.0 million as a result of our acquisition of an office property from the joint venture. We recorded interest income from this loan in interest and other income of $0.1 million and $0.5 million during the three months ended September 30, 2012 and 2011, respectively, and $0.8 million and $0.8 million during the nine months ended September 30, 2012 and 2011, respectively.

During the second quarter of 2012, our DLF II joint venture obtained a $50.0 million, three-year secured mortgage loan from a third party lender, bearing a fixed interest rate of 3.5% on $39.1 million of the loan and a floating interest rate of LIBOR plus 250 basis points on $10.9 million of the loan, which was used by the joint venture to repay a secured loan at maturity to a third party lender.

During the first quarter of 2012, we recorded $1.0 million as our share of impairments of real estate assets on two office properties in our DLF I joint venture, due to a decline in projected occupancy and a change in the assumed holding period of those assets, which reduced the expected future cash flows from the properties.

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

4.    Investments in and Advances to Affiliates - Continued

Consolidated Affiliates

During the third quarter of 2012, we provided a three-year, $20.8 million interest-only secured loan to our Harborview Plaza joint venture that is scheduled to mature in September 2015, which the joint venture used to repay a secured loan at maturity to a third party lender. This new loan bears interest at LIBOR plus 500 basis points, subject to a LIBOR floor of 0.5%.

5.    Intangible Assets and Below Market Lease Liabilities

The following table sets forth total intangible assets and acquisition-related below market lease liabilities, net of accumulated amortization:

	September 30, 2012	December 31, 2011
Assets:
Deferred financing costs	$19,952	$18,044
Less accumulated amortization	(8,115)	(5,797)
	11,837	12,247
Deferred leasing costs (including lease incentives and acquisition-related intangible assets)	202,797	172,049
Less accumulated amortization	(65,464)	(56,522)
	137,333	115,527
Deferred financing and leasing costs, net	$149,170	$127,774

Liabilities (in accounts payable, accrued expenses and other liabilities):
Acquisition-related below market lease liabilities	$28,015	$16,441
Less accumulated amortization	(2,556)	(971)
	$25,459	$15,470

The following table sets forth amortization of intangible assets and acquisition-related below market lease liabilities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Amortization of deferred financing costs	$907	$806	$2,709	$2,448
Amortization of deferred leasing costs and acquisition-related intangible assets (in depreciation and amortization)	$6,836	$5,189	$20,542	$13,945
Amortization of lease incentives (in rental and other revenues)	$393	$369	$1,075	$1,010
Amortization of acquisition-related intangible assets (in rental and other revenues)	$433	$239	$1,027	$617
Amortization of acquisition-related intangible assets (in rental property and other expenses)	$46	$—	$46	$—
Amortization of acquisition-related below market lease liabilities (in rental and other revenues)	$(647)	$(230)	$(1,744)	$(280)

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

5.    Intangible Assets and Below Market Lease Liabilities - Continued

The following table sets forth scheduled future amortization of intangible assets and below market lease liabilities:

	Amortization of Deferred Financing Costs	Amortization of Deferred Leasing Costs and Acquisition-Related Intangible Assets (in Depreciation and Amortization)	Amortization of Lease Incentives (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental Property and Other Expenses)	Amortization of Acquisition-Related Below Market Lease Liabilities (in Rental and Other Revenues)
October 1 through December 31, 2012	$1,069	$7,020	$349	$293	$140	$(802)
2013	3,381	25,080	1,286	991	553	(3,168)
2014	3,009	21,190	1,134	734	553	(3,106)
2015	2,395	17,216	902	549	553	(2,894)
2016	1,024	14,047	708	489	553	(2,603)
Thereafter	959	37,292	2,536	969	2,196	(12,886)
	$11,837	$121,845	$6,915	$4,025	$4,548	$(25,459)
Weighted average remaining amortization periods as of September 30, 2012 (in years)	3.6	7.1	7.6	5.6	8.2	9.9

The following table sets forth the intangible assets acquired and below market lease liabilities assumed as a result of 2012 acquisition activity:

	Above Market Lease Intangible Assets	In-Place Lease Intangible Assets	Tax Abatement Intangible Assets	Below Market Lease Liabilities
Amount recorded from acquisition activity	$1,285	$21,479	$4,593	$(11,875)
Weighted average remaining amortization periods (in years)	5.3	9.2	8.2	11.3

6.    Mortgages and Notes Payable

The following table sets forth our mortgages and notes payable:

	September 30, 2012	December 31, 2011
Secured indebtedness	$685,390	$715,742
Unsecured indebtedness	1,093,165	1,153,164
Total mortgages and notes payable	$1,778,555	$1,868,906

At September 30, 2012, our secured mortgage loans were secured by real estate assets with an aggregate undepreciated book value of $1,148.2 million.

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

6.    Mortgages and Notes Payable - Continued

Our $475.0 million unsecured revolving credit facility is scheduled to mature on July 27, 2015 and includes an accordion feature that allows for an additional $75.0 million of borrowing capacity subject to additional lender commitments. Assuming no defaults have occurred, we have an option to extend the maturity for an additional year. The interest rate at our current credit ratings is LIBOR plus 150 basis points and the annual facility fee is 35 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody's Investors Service or Standard & Poor's Ratings Services. We use our revolving credit facility for working capital purposes and for the short-term funding of our development and acquisition activity and, in certain instances, the repayment of other debt. The continued ability to borrow under the revolving credit facility allows us to quickly capitalize on strategic opportunities at short-term interest rates. There was $89.0 million and $59.5 million outstanding under our revolving credit facility at September 30, 2012 and October 22, 2012, respectively. At both September 30, 2012 and October 22, 2012, we had $0.1 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at September 30, 2012 and October 22, 2012 was $385.9 million and $415.4 million, respectively.

During the third quarter of 2012, we paid down the amount outstanding under our variable rate construction loan by $34.3 million.

During the second quarter of 2012, we repurchased $12.1 million principal amount of unsecured notes due March 2017 bearing interest of 5.85% for a purchase price of 107.5% of par value. We recorded $1.0 million of loss on debt extinguishment related to this repurchase.

During the first quarter of 2012, we obtained a $225.0 million, seven-year unsecured bank term loan bearing interest of LIBOR plus 190 basis points. This floating interest rate effectively was fixed by the interest rate swaps discussed in Note 7. The proceeds were used to pay off amounts then outstanding under our revolving credit facility.

We are currently in compliance with the debt covenants and other requirements with respect to our outstanding debt.

7.	Derivative Financial Instruments

We have six floating-to-fixed interest rate swaps for seven-year periods each with respect to an aggregate of $225.0 million LIBOR-based borrowings. These swaps effectively fix the underlying LIBOR rate at a weighted average of 1.678%. The counterparties under the swaps are major financial institutions. The swap agreements contain a provision whereby if we default on any of our indebtedness, if greater than $10.0 million and that results in repayment of such indebtedness being, or becoming capable of being accelerated by the lender, then we could also be declared in default on our derivative obligations. These swaps have been designated as and are being accounted for as cash flow hedges with changes in fair value recorded in other comprehensive income each reporting period. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on our cash flow hedges during the nine months ended September 30, 2012. As of September 30, 2012, we have not posted any collateral related to our interest rate swap liability.

Amounts reported in accumulated other comprehensive loss ("AOCL") related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the period from October 1, 2012 through September 30, 2013, we estimate that $3.3 million will be reclassified as an increase to interest expense.

The following table sets forth the fair value of our derivative instruments:

	September 30, 2012	December 31, 2011
Liability Derivatives:
Derivatives designated as cash flow hedges in accounts payable, accrued expenses and other liabilities:
Interest rate swaps	$10,274	$2,202

7.	Derivative Financial Instruments - Continued

The following table sets forth the effect of our cash flow hedges on AOCL and interest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Derivatives Designated as Cash Flow Hedges:
Amount of unrealized losses recognized in AOCL on derivatives (effective portion):
Interest rate swaps	$(3,337)	$—	$(10,424)	$—
Amount of (gains)/losses reclassified out of AOCL into contractual interest expense (effective portion):
Interest rate swaps	$791	$(30)	$2,250	$(87)

8.	Noncontrolling Interests

Noncontrolling Interests in Consolidated Affiliates

At September 30, 2012, noncontrolling interests in consolidated affiliates relates to our joint venture partner's 50.0% interest in office properties located in Richmond, VA. Our joint venture partner is an unrelated third party.

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

Our Level 3 liabilities include the fair value of our contingent consideration to acquire real estate assets and financing obligations, which were estimated by the income approach to approximate the price that would be paid in an orderly transaction between market participants, utilizing: (1) contractual cash flows; (2) market-based interest rates; and (3) a number of other assumptions including demand for space, competition for customers, changes in market rental rates, costs of operation and expected ownership periods.

The following tables set forth the assets and liabilities that we measure at fair value by level within the fair value hierarchy. We determine the level based on the lowest level of substantive input used to determine fair value.

		Level 1	Level 2	Level 3
	September 30, 2012	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
Assets:
Mortgages and notes receivable, at fair value (1)	$17,382	$—	$17,382	$—
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	3,264	3,264	—	—
Tax increment financing bond (in prepaid expenses and other assets)	15,270	—	—	15,270
Total Assets	$35,916	$3,264	$17,382	$15,270
Liabilities:
Mortgages and notes payable, at fair value (1)	$1,889,775	$—	$1,889,775	$—
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	10,274	—	10,274	—
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	3,264	3,264	—	—
Contingent consideration to acquire real estate assets (in accounts payable, accrued expenses and other liabilities)	563	—	—	563
Financing obligations, at fair value (1)	18,930	—	—	18,930
Total Liabilities	$1,922,806	$3,264	$1,900,049	$19,493

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

9.	Disclosure About Fair Value of Financial Instruments - Continued

		Level 1	Level 2	Level 3
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
Assets:
Mortgages and notes receivable, at fair value (1)	$18,990	$—	$18,990	$—
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	3,149	3,149	—	—
Tax increment financing bond (in prepaid expenses and other assets)	14,788	—	—	14,788
Impaired real estate assets and for-sale residential condominiums	12,767	—	—	12,767
Total Assets	$49,694	$3,149	$18,990	$27,555
Liabilities:
Mortgages and notes payable, at fair value (1)	$1,959,438	$—	$1,959,438	$—
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	2,202	—	2,202	—
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	3,149	3,149	—	—
Financing obligations, at fair value (1)	18,866	—	—	18,866
Total Liabilities	$1,983,655	$3,149	$1,961,640	$18,866
__________
(1)    Amounts carried at historical cost on our Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, respectively.

The following table sets forth the changes in our Level 3 asset and liability, which are recorded at fair value on our Consolidated Balance Sheets on a recurring basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Asset:
Tax Increment Financing Bond:
Beginning balance	$15,371	$15,228	$14,788	$15,699
Unrealized gains/(losses) (in AOCL)	(101)	600	482	129
Ending balance	$15,270	$15,828	$15,270	$15,828
Liability:
Contingent Consideration to Acquire Real Estate Assets:
Beginning balance	$677	$—	$677	$—
Unrealized gains (in general and administrative)	(114)	—	(114)	—
Ending balance	$563	$—	$563	$—

During 2007, we acquired a tax increment financing bond associated with a parking garage developed by us. This bond amortizes to maturity in 2020. The estimated fair value at September 30, 2012 was $1.8 million below the outstanding principal due on the bond. If the discount rate used to fair value this bond was 100 basis points higher or lower, the fair value of the bond would have been $0.5 million lower or $0.6 million higher, respectively, as of September 30, 2012. We intend to hold this bond and have concluded that we will not be required to sell this bond before recovery of the bond principal. Payment of the principal and interest for the bond is guaranteed by us. We have recorded no credit losses related to the bond during the three and nine months ended September 30, 2012 and 2011. There is no legal right of offset with the liability, which we report as a financing obligation, related to this tax increment financing bond.

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

9.	Disclosure About Fair Value of Financial Instruments - Continued

The following table sets forth quantitative information about the unobservable inputs of our Level 3 asset and liability, which are recorded at fair value on our Consolidated Balance Sheets on a recurring basis:

	Fair Value at September 30, 2012	Valuation Technique	Unobservable Input	Rate/ Percentage
Tax increment financing bond	$15,270	Income approach	Discount rate	10.73%
Contingent consideration to acquire real estate assets	$563	Income approach	Payout percentage	75.00%

10.	Share-based Payments

During the nine months ended September 30, 2012, the Company granted 190,886 stock options with an exercise price equal to the closing market price of a share of its Common Stock on the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, which resulted in a weighted average grant date fair value per share of $5.47. During the nine months ended September 30, 2012, the Company also granted 90,983 shares of time-based restricted stock and 67,902 shares of total return-based restricted stock with weighted average grant date fair values per share of $32.27 and $38.71, respectively. We recorded stock-based compensation expense of $2.0 million and $1.3 million during the three months ended September 30, 2012 and 2011, respectively, and $6.5 million and $4.8 million during the nine months ended September 30, 2012 and 2011, respectively. At September 30, 2012, there was $5.6 million of total unrecognized stock-based compensation costs, which will be recognized over a weighted average remaining contractual term of 2.5 years.

11.	Accumulated Other Comprehensive Loss

The following table sets forth the components of accumulated other comprehensive loss:

	Nine Months Ended September 30,
	2012	2011
Tax increment financing bond:
Beginning balance	$(2,309)	$(2,543)
Unrealized gains/(losses) on tax increment financing bond	482	129
Ending balance	(1,827)	(2,414)
Cash flow hedges:
Beginning balance	(3,425)	(1,105)
Unrealized losses on cash flow hedges	(10,424)	—
Amortization of cash flow hedges	2,250	(87)
Ending balance	(11,599)	(1,192)
Total accumulated other comprehensive loss	$(13,426)	$(3,606)

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

12.	Discontinued Operations

The following table sets forth our operations which required classification as discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Rental and other revenues	$875	$5,301	$10,120	$16,219
Operating expenses:
Rental property and other expenses	293	2,199	3,766	6,572
Depreciation and amortization	—	1,269	2,009	3,935
Total operating expenses	293	3,468	5,775	10,507
Interest expense	35	119	283	364
Income from discontinued operations	547	1,714	4,062	5,348
Net gains on disposition of discontinued operations	22,936	2,573	29,455	2,573
Total discontinued operations	$23,483	$4,287	$33,517	$7,921

The following table sets forth the major classes of assets and liabilities of our real estate and other assets, net, held for sale and liabilities, net, held for sale:

	September 30, 2012	December 31, 2011
Assets:
Land	$—	$14,077
Buildings and tenant improvements	—	135,013
Less-accumulated depreciation	—	(32,254)
Net real estate assets	—	116,836
Accrued straight-line rents receivable	—	6,520
Deferred leasing costs, net	—	811
Prepaid expenses and other assets	—	106
Real estate and other assets, net, held for sale	$—	$124,273
Liabilities:
Mortgages and notes payable	$—	$34,307
Accrued expenses and other liabilities	—	214
Financing obligations	—	1,294
Liabilities, net, held for sale	$—	$35,815

As of September 30, 2012, there were no real estate and other assets, net, held for sale. As of December 31, 2011, real estate and other assets held for sale, net, included five office properties in Nashville, TN, one office property in Pinellas County, FL, one office property and 96 residential units in Kansas City, MO and three buildings in Jackson, MS and Atlanta, GA. All of these properties qualified for discontinued operations.

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

13.	Earnings Per Unit

The following table sets forth the computation of basic and diluted earnings per unit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Earnings per Common Unit - basic:
Numerator:
Income from continuing operations	$12,317	$3,957	$35,118	$27,212
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(159)	(249)	(566)	(554)
Distributions on Preferred Units	(627)	(627)	(1,881)	(3,926)
Excess of Preferred Unit redemption/repurchase cost over carrying value	—	—	—	(1,895)
Income from continuing operations available for common unitholders	11,531	3,081	32,671	20,837
Income from discontinued operations available for common unitholders	23,483	4,287	33,517	7,921
Net income available for common unitholders	$35,014	$7,368	$66,188	$28,758
Denominator:
Denominator for basic earnings per Common Unit – weighted average units (1) (2)	79,949	75,855	78,032	75,549
Earnings per Common Unit - basic:
Income from continuing operations available for common unitholders	$0.15	$0.04	$0.42	$0.28
Income from discontinued operations available for common unitholders	0.29	0.06	0.43	0.10
Net income available for common unitholders	$0.44	$0.10	$0.85	$0.38
Earnings per Common Unit - diluted:
Numerator:
Income from continuing operations	$12,317	$3,957	$35,118	$27,212
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(159)	(249)	(566)	(554)
Distributions on Preferred Units	(627)	(627)	(1,881)	(3,926)
Excess of Preferred Unit redemption/repurchase cost over carrying value	—	—	—	(1,895)
Income from continuing operations available for common unitholders	11,531	3,081	32,671	20,837
Income from discontinued operations available for common unitholders	23,483	4,287	33,517	7,921
Net income available for common unitholders	$35,014	$7,368	$66,188	$28,758
Denominator:
Denominator for basic earnings per Common Unit –weighted average units (1) (2)	79,949	75,855	78,032	75,549
Add:
Stock options using the treasury method	137	138	127	169
Denominator for diluted earnings per Common Unit – adjusted weighted average units and assumed conversions (1)	80,086	75,993	78,159	75,718
Earnings per Common Unit - diluted:
Income from continuing operations available for common unitholders	$0.15	$0.04	$0.42	$0.28
Income from discontinued operations available for common unitholders	0.29	0.06	0.43	0.10
Net income available for common unitholders	$0.44	$0.10	$0.85	$0.38
__________

(1)
There were 0.5 million and 0.4 million options outstanding during the three months ended September 30, 2012 and 2011, respectively, and 0.5 million and 0.3 million options outstanding during the nine months ended September 30, 2012 and 2011, respectively, that were not included in the computation of diluted earnings per unit because the impact of including such options would be anti-dilutive.

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

The following table summarizes the rental and other revenues and net operating income, the primary industry property-level performance metric which is defined as rental and other revenues less rental property and other expenses, for each reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Rental and Other Revenues: (1)
Office:
Atlanta, GA	$14,074	$12,167	$44,315	$34,701
Greenville, SC	3,297	3,617	10,289	10,558
Kansas City, MO	4,015	3,412	11,176	10,371
Memphis, TN	9,106	9,393	27,612	27,808
Nashville, TN	14,289	13,793	42,471	40,106
Orlando, FL	2,747	2,676	8,189	7,612
Piedmont Triad, NC	5,603	4,913	15,753	15,546
Pittsburgh, PA	9,485	1,568	27,681	1,568
Raleigh, NC	20,585	20,047	60,758	59,462
Richmond, VA	11,852	13,375	35,453	36,425
Tampa, FL	17,615	17,370	52,324	50,808
Total Office Segment	112,668	102,331	336,021	294,965
Industrial:
Atlanta, GA	3,215	3,293	9,522	9,989
Piedmont Triad, NC	3,142	3,151	9,392	8,953
Total Industrial Segment	6,357	6,444	18,914	18,942
Retail:
Kansas City, MO	9,189	8,490	27,185	25,590
Total Retail Segment	9,189	8,490	27,185	25,590
Total Rental and Other Revenues	$128,214	$117,265	$382,120	$339,497

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

14.	Segment Information - Continued

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net Operating Income: (1)
Office:
Atlanta, GA	$8,708	$7,409	$28,239	$21,556
Greenville, SC	1,809	2,098	5,994	6,237
Kansas City, MO	2,549	2,002	7,070	6,254
Memphis, TN	5,386	5,171	16,247	15,295
Nashville, TN	9,786	9,282	29,285	27,271
Orlando, FL	1,369	1,379	4,217	3,829
Piedmont Triad, NC	3,333	2,898	9,788	9,943
Pittsburgh, PA	4,957	888	13,862	888
Raleigh, NC	13,920	13,913	42,083	41,383
Richmond, VA	7,875	7,774	24,302	23,851
Tampa, FL	11,087	10,797	32,750	31,473
Total Office Segment	70,779	63,611	213,837	187,980
Industrial:
Atlanta, GA	2,333	2,408	6,942	7,416
Piedmont Triad, NC	2,259	2,253	6,857	6,581
Total Industrial Segment	4,592	4,661	13,799	13,997
Retail:
Kansas City, MO	5,684	5,030	16,547	15,144
Total Retail Segment	5,684	5,030	16,547	15,144
Total Net Operating Income	81,055	73,302	244,183	217,121
Reconciliation to income from continuing operations before disposition of property, condominiums and investments in unconsolidated affiliates and equity in earnings of unconsolidated affiliates:
Depreciation and amortization	(38,651)	(35,051)	(115,755)	(99,659)
Impairments of assets held for use	—	(2,429)	—	(2,429)
General and administrative	(9,799)	(12,280)	(28,493)	(27,965)
Interest expense	(23,612)	(24,271)	(72,661)	(71,476)
Other income	1,916	1,505	4,910	5,253
Income from continuing operations before disposition of property, condominiums and investments in unconsolidated affiliates and equity in earnings of unconsolidated affiliates	$10,909	$776	$32,184	$20,845
__________

(1)	Net of discontinued operations.

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

15.	Subsequent Events

On October 11, 2012, we modified our existing $200.0 million, five-year unsecured bank term, which was originally scheduled to mature in February 2016. The loan is now scheduled to mature in January 2018 and the interest rate was reduced from LIBOR plus 220 basis points to LIBOR plus 165 basis points. We incurred $0.9 million of deferred financing fees in connection with the modification, which will be amortized along with existing unamortized deferred loan fees over the remaining term of the new loan. Proceeds from two new participants, aggregating $35.0 million, were used to reduce amounts outstanding under our revolving credit facility. Two of the original participants, which still hold an aggregate $35.0 million of the principal balance under the original term loan, will be fully paid off on or before February 25, 2013.

On October 18, 2012, we acquired an additional medical office property in Greensboro, NC for a purchase price of $13.3 million. This purchase price includes the assumption of secured debt expected to be recorded at fair value of $7.9 million, with an effective interest rate of 4.06%, including amortization of deferred financing costs. This debt matures in August 2014. We expect to expense approximately $0.1 million of acquisition costs related to this transaction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a fully integrated, self-administered and self-managed equity REIT that provides leasing, management, development, construction and other customer-related services for our properties and for third parties. The Company conducts virtually all of its activities through the Operating Partnership. The Operating Partnership is managed by the Company, its sole general partner. At September 30, 2012, we owned or had an interest in 333 in-service office, industrial and retail properties, encompassing approximately 34.1 million square feet, which includes one office property under development encompassing 228,000 square feet and a 12.5% interest in a 261,000 square foot office property directly owned by the Company (not included in the Operating Partnership's Consolidated Financial Statements); five for-sale residential condominiums and a 215-unit rental residential property under development. We are based in Raleigh, North Carolina, and our properties and development land are located in Florida, Georgia, Missouri, North Carolina, Pennsylvania, South Carolina, Tennessee and Virginia. Additional information about us can be found on our website at www.highwoods.com. Information on our website is not part of this Quarterly Report.

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

Whether or not our rental revenue tracks average occupancy proportionally depends upon whether rents under new leases signed are higher or lower than the rents under the previous leases. Annualized rental revenues from second generation leases signed during any particular year are generally less than 15% of our total annual rental revenues. During the third quarter of 2012, we leased 0.9 million square feet of second generation office space, defined as space previously occupied under our ownership that becomes available for lease or acquired vacant space, with a weighted average term of 5.8 years. On average, tenant improvements for such leases were $14.66 per square foot, lease commissions were $4.80 per square foot and rent concessions were $3.27 per square foot. Annualized GAAP rents under such office leases were $20.91 per square foot, or 2.4% higher than under previous leases.

We strive to maintain a diverse, stable and creditworthy customer base. We have an internal guideline whereby customers that account for more than 3% of our revenues are periodically reviewed with the Company's Board of Directors. Currently, no customer accounts for more than 3% of our revenues other than the Federal Government, which accounted for 7.2% of our revenues on an annualized basis, as of September 30, 2012.

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

We intend to maintain a conservative and flexible balance sheet that allows us to capitalize on favorable development and acquisition opportunities as they arise. As of September 30, 2012, our mortgages and notes payable represented 43.0% of the undepreciated book value of our assets. We expect this ratio to remain under 50% during the remainder of 2012.

Results of Operations

Three Months Ended September 30, 2012 and 2011

Rental and Other Revenues

Rental and other revenues from continuing operations were $10.9 million, or 9.3%, higher in the third quarter of 2012 as compared to 2011 primarily due to recent acquisitions, which accounted for $11.8 million of the increase. In addition, same property revenues were $0.6 million higher in the third quarter of 2012 as compared to 2011 primarily due to a slight increase in same property average occupancy and annualized GAAP rents per square foot from 90.0% and $18.72, respectively, in the third quarter of 2011 to 90.4% and $18.73, respectively, in the third quarter of 2012 and higher operating expense recoveries. These increases were partly offset by lower construction income of $1.7 million. We expect rental and other revenues for the remainder of 2012, adjusted for any future acquisitions, to be higher compared to 2011 primarily due to the contribution of recent acquisitions and slightly higher average occupancy in our same property portfolio.

Operating Expenses

Rental property and other expenses were $3.2 million, or 7.3%, higher in the third quarter of 2012 as compared to 2011 primarily due to recent acquisitions, which accounted for $5.0 million of the increase, partly offset by $1.7 million lower cost of construction income. In addition, same property operating expenses were $0.5 million lower in the third quarter of 2012 as compared to 2011 primarily due to lower real estate taxes. We expect rental property and other expenses for the remainder of 2012, adjusted for any future acquisitions, to be higher compared to 2011 primarily due to the contribution of recent acquisitions.

Operating margin, defined as rental and other revenues less rental property and other expenses expressed as a percentage of rental and other revenues, was higher at 63.2% in the third quarter of 2012 as compared to 62.5% in 2011. Operating margin is expected to be similar for the remainder of 2012 as compared to 2011.

Depreciation and amortization was $3.6 million, or 10.3%, higher in the third quarter of 2012 as compared to 2011 primarily due to recent acquisitions, which accounted for $4.0 million of the increase. We expect depreciation expense for the remainder of 2012, adjusted for any future acquisitions, to be higher compared to 2011 for a similar reason as stated above.

Impairments of assets held for use was $2.4 million lower in the third quarter of 2012 as compared to 2011 primarily due to the impairment of two office properties located in Orlando, FL in the third quarter of 2011 which resulted from a change in the assumed timing of future dispositions. Impairments can arise from a number of factors; accordingly, there can be no assurances that we will not be required to record additional impairment charges in the future.

General and administrative expenses were $2.5 million, or 20.4%, lower in the third quarter of 2012 as compared to 2011 primarily due to lower acquisition costs which accounted for $3.6 million of the decrease, partly offset by higher salaries and incentive compensation and by higher deferred compensation expense caused by changes in valuation which is fully offset by a corresponding adjustment from higher values of the related segregated assets recorded in interest and other income. We expect general and administrative expenses for the remainder of 2012, adjusted for any future acquisitions, to be similar to 2011.

Interest Expense

Interest expense was $0.7 million, or 2.7%, lower in the third quarter of 2012 as compared to 2011 primarily due to lower average debt balances, average interest rates and financing obligation interest expense and higher capitalized interest. We anticipate interest expense will decrease for the remainder of 2012 as compared to 2011 for similar reasons as stated above.

Gains on Disposition of Investment in Unconsolidated Affiliates

Gains on disposition of investment in unconsolidated affiliates was $2.3 million lower in the third quarter of 2012 as compared to 2011 due to our partner exercising its option to acquire our 10.0% equity interest in one of our unconsolidated joint ventures in 2011.

Net Gains on Disposition of Discontinued Operations

Net gains on disposition of discontinued operations were $20.4 million higher in the third quarter of 2012 as compared to 2011 due to higher disposition activity.

Nine Months Ended September 30, 2012 and 2011

Rental and Other Revenues

Rental and other revenues from continuing operations were $42.6 million, or 12.6%, higher in the nine months ended September 30, 2012 as compared to 2011 primarily due to recent acquisitions, which accounted for $36.5 million of the increase. In addition, same property revenues were $7.2 million higher in the nine months ended September 30, 2012 as compared to 2011 primarily due to an increase in same property average occupancy and annualized GAAP rents per square foot from 89.9% and $18.52, respectively, in the nine months ended September 30, 2011 to 90.7% and $18.75, respectively, in the nine months ended September 30, 2012, higher operating expense recoveries and higher net termination fees. These increases were partly offset by lower construction income of $1.7 million.

Operating Expenses

Rental property and other expenses were $15.8 million, or 12.9%, higher in the nine months ended September 30, 2012 as compared to 2011 primarily due to recent acquisitions, which accounted for $16.5 million of the increase, partly offset by $1.7 million lower cost of construction income. In addition, same property operating expenses were $0.4 million higher in the nine months ended September 30, 2012 as compared to 2011 primarily due to higher repairs and maintenance costs, partly offset by lower utilities and real estate taxes.

Operating margin, defined as rental and other revenues less rental property and other expenses expressed as a percentage of rental and other revenues, was lower at 63.9% in the nine months ended September 30, 2012, as compared to 64.0% in 2011.

Depreciation and amortization was $16.1 million, or 16.2%, higher in the nine months ended September 30, 2012 as compared to 2011 primarily due to recent acquisitions, which accounted for $14.2 million of the increase.

Impairments of assets held for use was $2.4 million lower in the nine months ended September 30, 2012 as compared to 2011 primarily due to the impairment of two office properties located in Orlando, FL in the third quarter of 2011 which resulted from a change in the assumed timing of future dispositions.

General and administrative expenses were $0.3 million, or 1.1%, higher in the nine months ended September 30, 2012 as compared to 2011 primarily due to lower acquisition and dead deal costs, offset by higher salaries and incentive compensation and by higher deferred compensation expense caused by changes in valuation which is fully offset by a corresponding adjustment from higher values of the related segregated assets recorded in interest and other income.

Interest Expense

Interest expense was $1.2 million, or 1.7%, higher in the nine months ended September 30, 2012 as compared to 2011 primarily due to higher average debt balances, partly offset by lower average interest rates and financing obligation interest expense.

Gains on Disposition of Investment in Unconsolidated Affiliates

Gains on disposition of investment in unconsolidated affiliates was $2.3 million lower in the nine months ended September 30, 2012 as compared to 2011 due to our partner exercising its option to acquire our 10.0% equity interest in one of our unconsolidated joint ventures in 2011.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $1.3 million lower in the nine months ended September 30, 2012 as compared to 2011 primarily due to our share of impairments of real estate assets on two office properties in our DLF I joint venture in 2011.

Net Gains on Disposition of Discontinued Operations

Net gains on disposition of discontinued operations were $26.9 million higher in the nine months ended September 30, 2012 as compared to 2011 due to higher disposition activity.

Dividends on Preferred Stock and Excess of Preferred Stock Redemption/Repurchase Cost Over Carrying Value

Dividends on Preferred Stock were $2.0 million lower in the nine months ended September 30, 2012 as compared to 2011 and excess of Preferred Stock redemption/repurchase cost over carrying value was $1.9 million lower in the nine months ended September 30, 2012 as compared to 2011 due to the redemption of all remaining Series B Preferred Shares in 2011.

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

Statements of Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in the Company’s cash flows ($ in thousands):

	Nine Months Ended September 30,
	2012	2011	Change
Net Cash Provided By Operating Activities	$138,018	$136,125	$1,893
Net Cash Used In Investing Activities	(94,750)	(180,123)	85,373
Net Cash Provided By/(Used In) Financing Activities	(45,370)	40,880	(86,250)
Total Cash Flows	$(2,102)	$(3,118)	$1,016

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

The change in net cash related to operating activities in the nine months ended September 30, 2012 as compared to 2011 was primarily due to higher net cash from acquired properties, partly offset by higher cash paid for operating expenses.

The change in net cash related to investing activities in the nine months ended September 30, 2012 as compared to 2011 was primarily due to higher acquisition activity in 2012, a loan to an unconsolidated affiliate in 2011 and higher net proceeds from disposition of real estate assets in 2012, partly offset by proceeds from disposition of investment in unconsolidated affiliates in 2011.

The change in net cash related to financing activities in the nine months ended September 30, 2012 as compared to 2011 was primarily due to higher net repayments of borrowings in 2012, partly offset by higher proceeds from the issuance of Common Stock in 2012 and redemptions/repurchases of Preferred Stock in 2011.

Capitalization

The following table sets forth the Company’s capitalization (in thousands, except per share amounts):

	September 30, 2012	December 31, 2011
Mortgages and notes payable, at recorded book value	$1,778,555	$1,903,213
Financing obligations	$27,791	$31,444
Preferred Stock, at liquidation value	$29,077	$29,077
Common Stock outstanding	78,530	72,648
Common Units outstanding (not owned by the Company)	3,775	3,730
Per share stock price at period end	$32.62	$29.67
Market value of Common Stock and Common Units	$2,684,789	$2,266,135
Total market capitalization	$4,520,212	$4,229,869

At September 30, 2012, our mortgages and notes payable represented 39.3% of our total market capitalization and consisted of $685.4 million of secured indebtedness with a weighted average interest rate of 5.71% and $1,093.2 million of unsecured indebtedness with a weighted average interest rate of 4.72%. The secured indebtedness was collateralized by real estate assets with an aggregate undepreciated book value of $1,148.2 million.

Current and Future Cash Needs

Rental and other revenues are our principal source of funds to meet our short-term liquidity requirements. Other sources of funds for short-term liquidity needs include available working capital and borrowings under our existing revolving credit facility, which had $415.4 million of availability at October 22, 2012. Our short-term liquidity requirements primarily consist of operating expenses, interest and principal amortization on our debt, dividends and distributions and capital expenditures, including building improvement costs, tenant improvement costs and lease commissions. Building improvements are capital costs to maintain existing buildings not typically related to a specific customer. Tenant improvements are the costs required to customize space for the specific needs of customers. We anticipate that our available cash and cash equivalents and cash provided by operating activities, together with cash available from borrowings under our revolving credit facility, will be adequate to meet our short-term liquidity requirements.

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

Recent Acquisition and Disposition Activity

During the third quarter of 2012, we acquired three properties for a total purchase price of $161.2 million, consisting of (1) a 492,000 square foot office property in Atlanta, GA for $144.9 million and (2) two medical office properties in Greensboro, NC for $16.3 million, which included the issuance of 66,864 Common Units and contingent consideration with fair value at the acquisition date of $0.7 million. We expensed approximately $0.7 million of acquisition costs related to these transactions. On October 18, 2012, we acquired an additional medical office property in Greensboro, NC for a purchase price of $13.3 million. This purchase price includes the assumption of secured debt expected to be recorded at fair value of $7.9 million, with an effective interest rate of 4.06%, including amortization of deferred financing costs. This debt matures in August 2014. We expect to expense approximately $0.1 million of acquisition costs related to this transaction.

During the third quarter of 2012, we sold:

•	an office property in Kansas City, MO for $6.5 million and recorded gain on disposition of discontinued operations of $1.9 million.

•	five office buildings in Nashville, TN for $41.0 million and recorded gain on disposition of discontinued operations of $7.0 million.

•	three buildings in Jackson, MS and Atlanta, GA for $86.5 million and recorded gain on disposition of discontinued operations of $14.0 million.

Recent Financing Activity

On May 25, 2011, we entered into separate equity sales agreements with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Mitsubishi UFJ Securities (USA), Inc. and RBC Capital Markets. During the third quarter of 2012, the Company issued 1,481,450 shares of Common Stock under these equity sales agreements at an average gross sales price of $33.07 per share raising net proceeds, after sales commissions and expenses, of $48.3 million. We paid an aggregate of $0.7 million in sales commissions to Mitsubishi UFJ Securities (USA), Inc. and RBC Capital Markets during the third quarter of 2012.

On September 5, 2012, we entered into separate equity sales agreements with each of Wells Fargo Securities, LLC, BB&T Capital Markets, a division of Scott & Stringfellow, LLC, Jefferies & Company, Inc., Morgan Stanley & Co. LLC and Piper Jaffray & Co. Under the terms of the equity distribution agreements, the Company may offer and sell shares of its Common Stock from time to time through such firms, acting as agents of the Company or as principals. Sales of the shares, if any, may be made by means of ordinary brokers' transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices or as otherwise agreed with any of such firms. During the third quarter of 2012, the Company issued 1,386,318 shares of Common Stock under these equity distribution agreements at an average gross sales price of $33.39 per share raising net proceeds, after sales commissions and expenses, of $45.6 million. We paid an aggregate of $0.7 million in sales commissions to Wells Fargo Securities, LLC during the third quarter of 2012.

Our $475.0 million unsecured revolving credit facility is scheduled to mature on July 27, 2015 and includes an accordion feature that allows for an additional $75.0 million of borrowing capacity subject to additional lender commitments. Assuming no defaults have occurred, we have an option to extend the maturity for an additional year. The interest rate at our current credit ratings is LIBOR plus 150 basis points and the annual facility fee is 35 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody's Investors Service or Standard & Poor's Ratings Services. We use our revolving credit facility for working capital purposes and for the short-term funding of our development and acquisition activity and, in certain instances, the repayment of other debt. The continued ability to borrow under the revolving credit facility allows us to quickly capitalize on strategic opportunities at short-term interest rates. There was $89.0 million and $59.5 million outstanding under our revolving credit facility at September 30, 2012 and October 22, 2012, respectively. At both September 30, 2012 and October 22, 2012, we had $0.1 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at September 30, 2012 and October 22, 2012 was $385.9 million and $415.4 million, respectively.

On October 11, 2012, we modified our $200.0 million, five-year unsecured bank term loan, which was originally scheduled to mature in February 2016. The loan is now scheduled to mature in January 2018 and the interest rate was reduced from LIBOR plus 220 basis points to LIBOR plus 165 basis points. We incurred $0.9 million of deferred financing fees in connection with the modification, which will be amortized along with existing unamortized deferred loan fees over the remaining term of the new loan. Proceeds from two new participants, aggregating $35.0 million, were used to reduce amounts outstanding under our revolving credit facility. Two of the original participants, which still hold an aggregate $35.0 million of the principal balance under the original term loan, will be fully paid off on or before February 25, 2013.

During the third quarter of 2012, we paid down the amount outstanding under our variable rate construction loan by $34.3 million.

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

The Operating Partnership has $379.2 million carrying amount of 2017 bonds outstanding and $200.0 million carrying amount of 2018 bonds outstanding. The indenture that governs these outstanding notes requires us to comply with customary operating covenants and various financial ratios. The trustee or the holders of at least 25.0% in principal amount of either series of bonds can accelerate the principal amount of such series upon written notice of a default that remains uncured after 60 days.

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

Off Balance Sheet Arrangements

During the second quarter of 2011, we provided a $38.3 million interest-only secured loan to our DLF I joint venture that originally was scheduled to mature in March 2012. The loan bears interest at LIBOR plus 500 basis points. The maturity date of the loan has been extended to December 31, 2012. In the second quarter of 2012, the outstanding balance of the loan was reduced to $13.0 million as a result of our acquisition of an office property from the joint venture. We recorded interest income from this loan in interest and other income of $0.1 million and $0.5 million during the three months ended September 30, 2012 and 2011, respectively, and $0.8 million and $0.8 million during the nine months ended September 30, 2012 and 2011, respectively.

During the third quarter of 2012, we provided a three-year, $20.8 million interest-only secured loan to our Harborview Plaza joint venture that is scheduled to mature in September 2015, which the joint venture used to repay a secured loan at maturity to a third party lender. This new loan bears interest at LIBOR plus 500 basis points, subject to a LIBOR floor of 0.5%.

There were no other significant changes to our off balance sheet arrangements in the three months ended September 30, 2012. For information regarding our off balance sheet arrangements at December 31, 2011, see Note 9 to the Consolidated Financial Statements in our 2011 Annual Report on Form 10-K.

Critical Accounting Estimates

There were no changes made by management to the critical accounting policies in the nine months ended September 30, 2012. For a description of our critical accounting estimates, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our 2011 Annual Report on Form 10-K.

Non-GAAP Measures - FFO and NOI

The Company believes that Funds from Operations (“FFO”) and FFO per share are beneficial to management and investors and are important indicators of the performance of any equity REIT. Because FFO and FFO per share calculations exclude such factors as depreciation, amortization and impairments of real estate assets and gains or losses from sales of operating real estate assets, which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful life estimates, they facilitate comparisons of operating performance between periods and between other REITs. Management believes that historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient on a stand-alone basis. As a result, management believes that the use of FFO and FFO per share, together with the required GAAP presentations, provides a more complete understanding of the Company's performance relative to its competitors and a more informed and appropriate basis on which to make decisions involving operating, financing and investing activities.

FFO and FFO per share are non-GAAP financial measures and therefore do not represent net income or net income per share as defined by GAAP. Net income and net income per share as defined by GAAP are the most relevant measures in determining the Company's operating performance because FFO and FFO per share include adjustments that investors may deem subjective, such as adding back expenses such as depreciation, amortization and impairments. Furthermore, FFO per share does not depict the amount that accrues directly to the stockholders' benefit. Accordingly, FFO and FFO per share should never be considered as alternatives to net income or net income per share as indicators of the Company's operating performance.

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

The following table sets forth the Company's FFO and FFO per share ($ in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Funds from operations:
Net income	$35,796	$8,244	$68,626	$35,121
Net (income) attributable to noncontrolling interests in consolidated affiliates	(159)	(249)	(566)	(554)
Depreciation and amortization of real estate assets	38,093	34,534	114,233	98,249
Impairments of depreciable properties	—	2,429	—	2,429
Unconsolidated affiliates:
Depreciation and amortization of real estate assets	2,028	2,066	5,801	6,192
Impairments of depreciable properties	—	—	1,002	—
Discontinued operations:
Depreciation and amortization of real estate assets	—	1,269	2,009	3,935
(Gains) on disposition of depreciable properties	(22,936)	(2,573)	(29,455)	(2,573)
Funds from operations	52,822	45,720	161,650	142,799
Dividends on Preferred Stock	(627)	(627)	(1,881)	(3,926)
Excess of Preferred Stock redemption/repurchase cost over carrying value	—	—	—	(1,895)
Funds from operations available for common stockholders	$52,195	$45,093	$159,769	$136,978
Funds from operations available for common stockholders per share	$0.65	$0.59	$2.03	$1.80
Weighted average shares outstanding (1)	80,495	76,402	78,568	76,127
__________

(1)	Includes assumed conversion of all potentially dilutive Common Stock equivalents.

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

Our same property portfolio currently consists of 284 in-service office, industrial and retail properties encompassing 25.8 million square feet that were wholly owned during the entirety of the periods presented (from January 1, 2011 to September 30, 2012). In our 2011 Annual Report on Form 10-K, our same property portfolio consisted of 289 in-service office, industrial and retail properties encompassing 26.2 million square feet that were wholly owned during the entirety of the periods presented therein (from January 1, 2010 to December 31, 2011). The change in our same property portfolio was due to the addition of one office property encompassing 0.3 million square feet acquired during 2010 and three newly developed office properties encompassing 0.5 million square feet placed in service during 2010, offset by the removal of nine office properties encompassing 1.2 million square feet qualifying for discontinued operations during 2012.

Rental and other revenues related to properties not in our same property portfolio were $18.8 million and $8.5 million for the three months ended September 30, 2012 and 2011, respectively, and $52.6 million and $17.2 million for the nine months ended September 30, 2012 and 2011, respectively. Rental property and other expenses related to properties not in our same property portfolio were $8.7 million and $5.0 million for the three months ended September 30, 2012 and 2011, respectively, and $25.5 million and $10.1 million for the nine months ended September 30, 2012 and 2011, respectively.

The following table sets forth the Company’s NOI and same property NOI:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Income from continuing operations before disposition of property, condominiums and investments in unconsolidated affiliates and equity in earnings of unconsolidated affiliates	$10,909	$776	$32,184	$20,845
Other (income)	(1,916)	(1,505)	(4,910)	(5,253)
Interest expense	23,612	24,271	72,661	71,476
General and administrative	9,725	12,212	28,298	27,983
Impairments of real estate assets	—	2,429	—	2,429
Depreciation and amortization	38,651	35,051	115,755	99,659
Net operating income from continuing operations	80,981	73,234	243,988	217,139
Less – non same property and other net operating income	10,140	3,501	27,142	7,149
Total same property net operating income from continuing operations	$70,841	$69,733	$216,846	$209,990

Rental and other revenues	$128,214	$117,265	$382,120	$339,497
Rental property and other expenses	47,233	44,031	138,132	122,358
Total net operating income from continuing operations	80,981	73,234	243,988	217,139
Less – non same property and other net operating income	10,140	3,501	27,142	7,149
Total same property net operating income from continuing operations	$70,841	$69,733	$216,846	$209,990

Total same property net operating income from continuing operations	$70,841	$69,733	$216,846	$209,990
Less – straight-line rent and lease termination fees	2,002	2,697	9,276	8,876
Same property cash net operating income from continuing operations	$68,839	$67,036	$207,570	$201,114

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

SEC rules also require us to establish and maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepting accounting principles. There were no changes in internal control over financial reporting during the three months ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. There were also no changes in internal control over financial reporting during the three months ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

PART II

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITES AND USE OF PROCEEDS

During the third quarter of 2012, the Company issued an aggregate of 3,000 shares of Common Stock to holders of Common Units in the Operating Partnership upon the redemption of a like number of Common Units in private offerings exempt from the registration requirements pursuant to Section 4(2) of the Securities Act. Each of the holders of Common Units was an accredited investor under Rule 501 of the Securities Act. The resale of such shares was registered by the Company under the Securities Act.

During the third quarter of 2012, the Operating Partnership issued an aggregate of 66,864 Common Units as part of the acquisition of two medical office properties in Greensboro, NC. The Common Units were issued in private offerings exempt from registration requirements pursuant to Section 4(2) of the Securities Act to accredited investors under Rule 501 of the Securities Act.

ITEM 6. EXHIBITS

Exhibit Number	Description
1
Form of Equity Distribution Agreement, dated September 5, 2012, among the Company, the Operating Partnership and each of the firms named therein (filed as part of the Company's Current Report on Form 8-K dated September 5, 2012)

10.1
Second Amendment, dated as of October 11, 2012, to Credit Agreement, dated as of February 2, 2011, by and among the Company, the Operating Partnership and the Subsidiaries named therein and the Lenders named therein (filed as part of the Company's Current Report on Form 8-K dated October 11, 2012)

10.2
First Amendment, dated as of October 11, 2012, to Credit Agreement, dated as of January 11, 2012, by and among the Company, the Operating Partnership and the Subsidiaries named therein and the Lenders named therein (filed as part of the Company's Current Report on Form 8-K dated October 11, 2012)

10.3
First Amendment, dated as of October 12, 2012, to Third Amended and Restated Credit Agreement, dated as of July 27, 2011, by and among the Company, the Operating Partnership and the Subsidiaries named therein and the Lenders named therein (filed as part of the Company's Current Report on Form 8-K dated October 11, 2012)

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

Date: October 30, 2012