Form 10-K
period 2012-12-31
HIGHWOODS PROPERTIES INC; HIGHWOODS REALTY LTD PARTNERSHIP
filed 2013-02-12
CIK 921082, 941713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2012

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
Highwoods Properties, Inc.  Yes  ☐    No ☒    Highwoods Realty Limited Partnership  Yes  ☐    No ☒

The aggregate market value of shares of Common Stock of Highwoods Properties, Inc. held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on June 30, 2012 was approximately $2.5 billion. At February 1, 2013, there were 80,555,117 shares of Common Stock outstanding.

There is no public trading market for the Common Units of Highwoods Realty Limited Partnership. As a result, an aggregate market value of the Common Units of Highwoods Realty Limited Partnership cannot be determined.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of Highwoods Properties, Inc. to be filed in connection with its Annual Meeting of Stockholders to be held May 15, 2013 are incorporated by reference in Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14.

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

ITEM 1. BUSINESS

General

Highwoods Properties, Inc., headquartered in Raleigh, North Carolina, is a publicly-traded real estate investment trust ("REIT") and its Common Stock is included in the S&P MidCap 400 Index. The Company is a fully integrated, self-administered REIT that provides leasing, management, development, construction and other customer-related services for its properties and for third parties. Our Common Stock is traded on the New York Stock Exchange ("NYSE") under the symbol "HIW." At December 31, 2012, we owned or had an interest in 333 in-service office, industrial and retail properties, encompassing 34.6 million square feet, two development properties and 649 acres of development land. Our properties and development land are located in Florida, Georgia, Missouri, North Carolina, Pennsylvania, South Carolina, Tennessee and Virginia.

At December 31, 2012, the Company owned all of the Preferred Units and 79.9 million, or 95.6%, of the Common Units. Limited partners, including two directors of the Company, own the remaining 3.7 million Common Units. Generally, the Operating Partnership is obligated to redeem each Common Unit at the request of the holder thereof for cash equal to the value of one share of Common Stock based on the average of the market price for the 10 trading days immediately preceding the notice date of such redemption provided that the Company, at its option, may elect to acquire any such Common Units presented for redemption for cash or one share of Common Stock. The Common Units owned by the Company are not redeemable.

The Company was incorporated in Maryland in 1994. The Operating Partnership was formed in North Carolina in 1994. Our executive offices are located at 3100 Smoketree Court, Suite 600, Raleigh, NC 27604, and our telephone number is (919) 872-4924.

Our business is the operation, acquisition and development of rental real estate properties. We operate office, industrial and retail properties. There are no material inter-segment transactions. See Note 19 to our Consolidated Financial Statements for a summary of the rental and other revenues, net operating income and assets for each reportable segment.

Our website is www.highwoods.com. In addition to this Annual Report, all quarterly and current reports, proxy statements, interactive data and other information are made available, without charge, on our website as soon as reasonably practicable after they are filed or furnished with the Securities and Exchange Commission ("SEC"). The information on our website does not constitute part of this Annual Report. Reports filed or furnished with the SEC may also be viewed at www.sec.gov or obtained at the SEC's public reference facilities. Please call the SEC at (800) 732-0330 for further information about the public reference facilities.

During 2012, the Company filed unqualified Section 303A certifications with the NYSE. The Company and the Operating Partnership have also filed the CEO and CFO certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as exhibits to this Annual Report.

Business and Operating Strategy

Our Strategic Plan focuses on:

•	owning high-quality, differentiated real estate assets in the key infill business districts in our core markets;

•	improving the operating results of our existing properties through concentrated leasing, asset management, cost control and customer service efforts;

•	developing and acquiring office properties in key infill business districts that improve the overall quality of our portfolio and generate attractive returns over the long-term for our stockholders;

•	selectively disposing of properties no longer considered to be core assets primarily due to location, age, quality and overall strategic fit; and

•	maintaining a conservative, flexible balance sheet with ample liquidity to meet our funding needs and growth prospects.

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

Employees

At December 31, 2012, we had 415 full-time employees.

ITEM 1A. RISK FACTORS

An investment in our securities involves various risks. Investors should carefully consider the following risk factors in conjunction with the other information contained in this Annual Report before trading in our securities. If any of these risks actually occur, our business, operating results, prospects and financial condition could be harmed.

Adverse economic conditions in our markets that negatively impact the demand for office space, such as high unemployment, may result in lower occupancy and rental rates for our portfolio, which would adversely affect our operating results. While we own and operate a limited number of industrial, retail and residential properties, our operating results depend heavily on successfully leasing and operating our office properties, which represent nearly 90% of rental and other revenues. Economic growth and employment levels in our core markets are and will continue to be important determinative factors in predicting our future operating results.

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

We face considerable competition in the leasing market and may be unable to renew existing leases or re-let space on terms similar to the existing leases, or we may expend significant capital in our efforts to re-let space, which may adversely affect our operating results. Generally, 10-15% of our rental revenues at the beginning of any particular year are subject to leases that expire by the end of that year. See “Item 2. Properties - Lease Expirations”. As a result, in addition to seeking to increase our average occupancy by leasing current vacant space, we also concentrate our leasing efforts on renewing leases on expiring space. Because we compete with a number of other developers, owners and operators of office and office-oriented, mixed-use properties, we may be unable to renew leases with our existing customers and, if our current customers do not renew their leases, we may be unable to re-let the space to new customers. To the extent that we are able to renew leases that are scheduled to expire in the short-term or re-let such space to new customers, heightened competition resulting from adverse market conditions may require us to utilize rent concessions and tenant improvements to a greater extent than we historically have. Further, customers may seek to downsize by leasing less space from us upon any renewal.

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

Difficulties or delays in renewing leases with large customers or re-leasing space vacated by large customers could materially impact our operating results. The 20 largest customers of our Wholly Owned Properties account for a significant portion of our revenues. See “Item 2. Properties - Customers” and “Item 2. Properties - Lease Expirations.” There are no assurances that these customers, or any of our other large customers, will renew all or any of their space upon expiration of their current leases.

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
Our operating results may suffer if costs of operating our properties, such as real estate taxes, utilities, insurance, maintenance and other costs, rise faster than our ability to increase rental revenues and/or cost recovery income. While we receive additional rent from our customers that is based on recovering a portion of operating expenses, increased operating expenses will negatively impact our operating results. Our revenues, including cost recovery income, are subject to longer-term leases and may not be quickly increased sufficient to recover an increase in operating costs and expenses. Furthermore, the costs associated with owning and operating a property are not necessarily reduced when circumstances such as market factors and competition cause a reduction in rental revenues from the property. Increases in same property operating expenses would reduce our operating results unless offset by higher rental rates, higher cost recovery income, the impact of any newly acquired or developed properties, or lower general and administrative expenses and/or interest expense.

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

Because holders of Common Units, including two of the Company's directors, may suffer adverse tax consequences upon the sale of some of our properties, they may seek to influence us not to sell certain properties even if such a sale would otherwise be in our best interest. Holders of Common Units may suffer adverse tax consequences upon the sale of certain properties. Therefore, holders of Common Units, including two of our directors, may have different objectives than our stockholders regarding the appropriate pricing and timing of a property's sale. Although the Company is the sole general partner of the Operating Partnership and has the exclusive authority to sell any of our Wholly Owned Properties, those who hold Common Units may seek to influence us not to sell certain properties even if such sale might be financially advantageous to stockholders, creditors, bondholders or our business as a whole or influence us to enter into tax deferred exchanges with the proceeds of such sales when such a reinvestment might not otherwise be in our best interest.

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

Our use of debt to finance a significant portion of our operations could have a material adverse effect on our cash flow and ability to make distributions. We are subject to risks associated with debt financing, such as the sufficiency of cash flow to meet required payment obligations, ability to comply with financial ratios and other covenants and the availability of capital to refinance existing indebtedness or fund important business initiatives. If we fail to comply with the financial ratios and other covenants under our credit facilities, we would likely not be able to borrow any further amounts under such facilities, which could adversely affect our ability to fund our operations, and our lenders could accelerate outstanding debt. Further, we request corporate credit ratings from Moody's Investors Service and Standard and Poor's Rating Services based on their evaluation of our creditworthiness. These agencies' ratings are based on a number of factors, some of which are not within our control. In addition to factors specific to our financial strength and performance, the rating agencies also consider conditions affecting REITs generally. We cannot assure you that our credit ratings will not be downgraded. If our credit ratings are downgraded or other negative action is taken, we could be required, among other things, to pay additional interest and fees on outstanding borrowings under our revolving credit facility and term loans.

Increases in interest rates would increase our interest expense. From time to time, we may manage our exposure to interest rate risk by a combination of interest rate hedge contracts to effectively fix or cap a portion of our variable rate debt. In addition, we refinance fixed rate debt at times when we believe rates and terms are appropriate. Our efforts to manage these exposures may not be successful. Our use of interest rate hedge contracts to manage risk associated with interest rate volatility may expose us to additional risks, including a risk that a counterparty to a hedge contract may fail to honor its obligations. Developing an effective interest rate risk strategy is complex and no strategy can completely insulate us from risks associated with interest rate fluctuations. There can be no assurance that our hedging activities will have the desired beneficial impact on our results of operations or financial condition. Termination of interest rate hedge contracts typically involves costs, such as transaction fees or breakage costs.

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

Failure to comply with Federal government contractor requirements could result in substantial costs and loss of substantial revenue. We are subject to compliance with a wide variety of complex legal requirements because we are a Federal government contractor. These laws regulate how we conduct business, require us to administer various compliance programs and require us to impose compliance responsibilities on some of our contractors. Our failure to comply with these laws could subject us to fines and penalties, cause us to be in default of our leases and other contracts with the Federal government and bar us from entering into future leases and other contracts with the Federal government. There can be no assurance that these costs and loss of revenue will not have a material adverse effect on our properties, operations or business.

The Company may be subject to taxation as a regular corporation if it fails to maintain its REIT status, which would also have a material adverse effect on the Company's stockholders and on the Operating Partnership. We may be subject to adverse consequences if the Company fails to continue to qualify as a REIT for federal income tax purposes. While we intend to operate in a manner that will allow the Company to continue to qualify as a REIT, we cannot provide any assurances that the Company will remain qualified as such in the future, which would have particularly adverse consequences to the Company's stockholders. Many of the requirements for taxation as a REIT are highly technical and complex and depend upon various factual matters and circumstances that may not be entirely within our control. The fact that the Company holds virtually all of its assets through the Operating Partnership and its subsidiaries further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, Congress and the Internal Revenue Service might change the tax laws and regulations and the courts might issue new rulings that make it more difficult, or impossible, for the Company to remain qualified as a REIT. If the Company fails to qualify as a REIT, it would (a) not be allowed a deduction for dividends paid to stockholders in computing its taxable income, (b) be subject to federal income tax at regular corporate rates (and potentially the alternative minimum tax and increased state and local taxes) and (c) unless entitled to relief under the tax laws, not be able to re-elect REIT status until the fifth calendar year after it failed to qualify as a REIT. Additionally, the Company would no longer be required to make distributions. As a result of these factors, the Company's failure to qualify as a REIT would likely impair our ability to expand our business and would adversely affect the price of the Common Stock.

Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flows. Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. In addition, our taxable REIT subsidiary is subject to regular corporate federal, state and local taxes. Any of these taxes would decrease cash available for distributions to stockholders.

Complying with REIT requirements may cause us to forego otherwise attractive opportunities or liquidate otherwise attractive investments. To remain qualified as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our capital stock. In order to meet these tests, we may be required to forego investments we might otherwise make. Thus, compliance with the REIT requirements may hinder our performance.

In particular, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investment in securities (other than government securities, securities of taxable REIT subsidiaries and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, securities of taxable REIT subsidiaries and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total assets can be represented by the securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

The prohibited transactions tax may limit our ability to dispose of our properties. A REIT's net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property held primarily for sale to customers in the ordinary course of business. We may be subject to the prohibited transaction tax equal to 100% of net gain upon a disposition of real property. Although a safe harbor to the characterization of the sale of real property by a REIT as a prohibited transaction is available, we cannot assure you that we can in all cases comply with the safe harbor or that we will avoid owning property that may be characterized as held primarily for sale to customers in the ordinary course of business. Consequently, we may choose not to engage in certain sales of our properties or may conduct such sales through our taxable REIT subsidiary, which would be subject to federal and state income taxation.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends. The maximum tax rate applicable to “qualified dividend income” payable to U.S. stockholders that are taxed at individual rates is 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rates on qualified dividend income. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our stock.

We face possible state and local tax audits. Because we are organized and qualify as a REIT, we are generally not subject to federal income taxes, but are subject to certain state and local taxes. In the normal course of business, certain entities through which we own real estate have undergone tax audits. Collectively, tax deficiency notices received to date from the jurisdictions conducting previous audits have not been material. However, there can be no assurance that future audits will not occur with increased frequency or that the ultimate result of such audits will not have a material adverse effect on our results of operations.

The market value of the Common Stock can be adversely affected by many factors. As with any public company, a number of factors may adversely influence the public market price of the Common Stock. These factors include:

•	the level of institutional interest in us;

•	the perceived attractiveness of investment in us, in comparison to other REITs;

•	the attractiveness of securities of REITs in comparison to other asset classes;

•	our financial condition and performance;

•	the market's perception of our growth potential and potential future cash dividends;

•	government action or regulation, including changes in tax laws;

•	increases in market interest rates, which may lead investors to expect a higher annual yield from our distributions in relation to the price of the Common Stock;

•	changes in our credit ratings; and

•	any negative change in the level or stability of our dividend.

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

The decision to declare and pay dividends on the Common Stock in the future, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of the Company's board of directors. Any change in our dividend policy could have a material adverse effect on the market price of the Common Stock.

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

•
Business combinations. Pursuant to the Company's charter and Maryland law, the Company cannot merge into or consolidate with another corporation or enter into a statutory share exchange transaction in which the Company is not the surviving entity or sell all or substantially all of its assets unless the board of directors adopts a resolution declaring the proposed transaction advisable and a majority of the stockholders voting together as a single class approve the transaction. Maryland law prohibits stockholders from taking action by written consent unless all stockholders consent in writing. The practical effect of this limitation is that any action required or permitted to be taken by the Company's stockholders may only be taken if it is properly brought before an annual or special meeting of stockholders. The Company's bylaws further provide that in order for a stockholder to properly bring any matter before a meeting, the stockholder must comply with requirements regarding advance notice. The foregoing provisions could have the effect of delaying until the next annual meeting stockholder actions that the holders of a majority of the Company's outstanding voting securities favor. These provisions may also discourage another person from making a tender offer for the Company's common stock, because such person or entity, even if it acquired a majority of the Company's outstanding voting securities, would likely be able to take action as a stockholder, such as electing new directors or approving a merger, only at a duly called stockholders meeting. Maryland law also establishes special requirements with respect to business combinations between Maryland corporations and interested stockholders unless exemptions apply. Among other things, the law prohibits for five years a merger and other similar transactions between a company and an interested stockholder and requires a supermajority vote for such transactions after the end of the five-year period. The Company's charter contains a provision exempting the Company from the Maryland business combination statute. However, we cannot assure you that this charter provision will not be amended or repealed at any point in the future.

•
Control share acquisitions. Maryland general corporation law also provides that control shares of a Maryland corporation acquired in a control share acquisition have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter, excluding shares owned by the acquirer or by officers or employee directors. The control share acquisition statute does not apply to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction, or to acquisitions approved or exempted by the corporation's charter or bylaws. The Company's bylaws contain a provision exempting from the control share acquisition statute any stock acquired by any person. However, we cannot assure you that this bylaw provision will not be amended or repealed at any point in the future.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Wholly Owned Properties

The following table sets forth information about our Wholly Owned Properties:

	December 31, 2012		December 31, 2011
	Rentable Square Feet	Percent Occupied/ Leased/ Pre-Leased	Rentable Square Feet	Percent Occupied/ Leased/ Pre-Leased
In-Service (Occupied):
Office	23,361,000	90.0%	22,612,000	89.2%
Industrial	5,474,000	93.2	5,827,000	91.6
Retail	853,000	98.6	853,000	98.7
Total or Weighted Average	29,688,000	90.9%	29,292,000	90.0%

Development (Leased/pre-leased):
Completed—Not Stabilized (1)
Office	—	—%	117,000	100.0%
Total or Weighted Average	—	—%	117,000	100.0%
In Process (1)
Office	246,000	89.9%	228,000	88.9%
Total or Weighted Average	246,000	89.9%	228,000	88.9%

Total:
Office	23,607,000		22,957,000
Industrial	5,474,000		5,827,000
Retail	853,000		853,000
Total	29,934,000		29,637,000
__________

(1)
We consider a development project to be stabilized upon the earlier of the original projected stabilization date or the date such project is generally more than 90% occupied. None of these properties qualified for development in process as reflected in our Consolidated Balance Sheets since substantial development activity is not underway.

The following table sets forth the net changes in square footage of our in-service Wholly Owned Properties:

	Year Ended December 31,
	2012	2011	2010
	(rentable square feet in thousands)
Office, Industrial and Retail Properties:
Dispositions	(1,179)	(136)	(1,309)
Developments Placed In-Service	116	208	413
Redevelopment/Other	23	(53)	(35)
Acquisitions	1,436	2,091	336
Net Change in Square Footage of In-Service Wholly Owned Properties	396	2,110	(595)

The following table sets forth information about our in-service Wholly Owned Properties by segment and by geographic location at December 31, 2012:

	Rentable Square Feet	Occupancy	Percentage of Annualized Cash Rental Revenue (1)
Market			Office	Industrial	Retail	Total
Raleigh	4,428,000	88.7%	15.8%	—%	—%	15.8%
Atlanta	6,439,000	89.0	12.0	2.5	—	14.5
Tampa	2,912,000	91.5	12.7	—	—	12.7
Nashville	2,610,000	95.6	11.4	—	—	11.4
Kansas City	1,465,000	95.0	2.8	—	6.7	9.5
Richmond	2,229,000	94.9	8.1	—	—	8.1
Piedmont Triad	4,176,000	91.8	4.8	2.5	—	7.3
Memphis	1,960,000	86.5	7.1	—	—	7.1
Pittsburgh	2,156,000	91.0	9.5	—	—	9.5
Greenville	897,000	85.2	2.3	—	—	2.3
Orlando	416,000	94.5	1.8	—	—	1.8
Total	29,688,000	90.9%	88.3%	5.0%	6.7%	100.0%
__________

(1)	Annualized Cash Rental Revenue is cash rental revenue (base rent plus cost recovery income, excluding straight-line rent) for the month of December 2012 multiplied by 12.

The following table sets forth operating information about our in-service Wholly Owned Properties:

	Average Occupancy	Annualized GAAP Rent Per Square Foot (1)	Annualized Cash Rent Per Square Foot (2)
2008	91.2%	$17.41	$17.18
2009	88.2%	$17.75	$17.53
2010	88.6%	$18.03	$17.40
2011	89.6%	$18.58	$17.84
2012	90.3%	$17.90	$18.42
__________

(1)
Annualized GAAP Rent Per Square Foot is rental revenue (base rent plus cost recovery income, including straight-line rent) for the month of December of the respective year multiplied by 12, divided by total occupied square footage.

(2)
Annualized Cash Rent Per Square Foot is cash rental revenue (base rent plus cost recovery income, excluding straight-line rent) for the month of December of the respective year multiplied by 12, divided by total occupied square footage.

Customers

The following table sets forth information concerning the 20 largest customers of our Wholly Owned Properties at December 31, 2012:

Customer	Rental Square Feet	Annualized Cash Rental Revenue (1)	Percent of Total Annualized Cash Rental Revenue (1)	Weighted Average Remaining Lease Term in Years
		(in thousands)
Federal Government	1,489,871	$34,660	6.97%	5.3
AT&T	579,906	11,507	2.32	1.2
PricewaterhouseCoopers	318,647	9,137	1.84	2.3
PPG Industries	340,483	8,735	1.76	8.5
Healthways	290,689	6,739	1.36	9.3
HCA Corporation	278,207	6,483	1.30	3.0
State of Georgia	358,620	6,469	1.30	6.7
Metropolitan Life Insurance	297,189	6,143	1.24	5.3
EQT Corporation	280,592	5,600	1.13	11.8
T-Mobile USA	210,971	5,509	1.11	1.6
Marsh USA	188,719	5,154	1.04	6.6
Lockton Companies	190,800	4,878	0.98	17.2
Aon	190,683	4,442	0.89	6.8
Vanderbilt University	198,783	4,385	0.88	2.7
BB&T	275,266	4,356	0.88	3.7
PNC Bank	169,840	4,326	0.87	13.5
Syniverse Technologies	198,750	4,267	0.86	3.8
SCI Services	162,784	3,897	0.78	4.6
Volvo	294,437	3,841	0.77	4.3
Jacobs Engineering Group	210,126	3,730	0.75	3.4
Total	6,525,363	$144,258	29.03%	5.7
__________

(1)	Annualized Cash Rental Revenue is cash rental revenue (base rent plus cost recovery income, excluding straight-line rent) for the month of December 2012 multiplied by 12.

Land Held for Development

We wholly owned 649 acres of development land at December 31, 2012. We estimate that we can develop approximately 6.6 million and 2.4 million rentable square feet of office and industrial space, respectively, on the 566 acres that we consider core assets for our future development needs. Our development land is zoned and available for office and industrial development, and nearly all of the land has utility infrastructure in place. We believe that our commercially zoned and unencumbered land in existing business parks gives us a development advantage over other commercial real estate development companies in many of our markets.

We consider 83 acres of our wholly owned development land at December 31, 2012 to be non-core assets that are not necessary for our foreseeable future development needs. We intend to dispose of such non-core development land through sales to third parties or contributions to joint ventures.

Other Properties

The following table sets forth information about our stabilized in-service office properties in which we own an interest (50.0% or less) by geographic location at December 31, 2012:

	Rentable Square Feet	Weighted Average Ownership Interest (1)	Occupancy	Percentage of Annualized Cash Rental Revenue (2)
Market				Office
Orlando, FL	1,793,000	36.4%	82.8%	39.8%
Kansas City, MO (3)	719,000	36.1	82.1	17.8
Atlanta, GA	840,000	38.7	80.7	16.0
Raleigh, NC	635,000	25.0	95.2	10.5
Richmond, VA (4)	411,000	50.0	98.5	9.7
Piedmont Triad, NC	208,000	46.9	68.8	2.6
Tampa, FL (4)	205,000	20.0	76.7	2.4
Charlotte, NC	148,000	22.8	100.0	1.2
Total	4,959,000	35.8%	84.9%	100.0%
__________

(1)	Weighted Average Ownership Interest is calculated using Rentable Square Feet.

(2)	Annualized Cash Rental Revenue is cash rental revenue (base rent plus cost recovery income, excluding straight-line rent) for the month of December 2012 multiplied by 12.

(3)	Includes a 12.5% interest in a 261,000 square foot office property owned directly by the Company (not included in the Operating Partnership’s Consolidated Financial Statements).

(4)	This joint venture is consolidated.

Lease Expirations

The following tables set forth scheduled lease expirations for existing leases at our in-service and completed – not stabilized Wholly Owned Properties at December 31, 2012:

Office Properties:

Lease Expiring	Number of Leases Expiring	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases	Annualized Cash Rental Revenue Under Expiring Leases (1)	Average Annual Cash Rental Rate Per Square Foot for Expirations	Percent of Annualized Cash Rental Revenue Represented by Expiring Leases (1)
				($ in thousands)
2013 (2)	390	1,922,614	9.1%	$42,295	$22.00	9.6%
2014	344	2,536,761	12.1	56,448	22.25	12.9
2015	302	2,693,824	12.9	58,135	21.58	13.3
2016	237	2,336,954	11.1	47,277	20.23	10.8
2017	226	2,644,134	12.6	57,112	21.60	13.0
2018	140	1,956,686	9.3	37,730	19.28	8.6
2019	65	1,396,259	6.6	27,721	19.85	6.3
2020	39	973,477	4.6	22,101	22.70	5.0
2021	37	1,384,808	6.6	29,976	21.65	6.8
2022	33	590,919	2.8	10,420	17.63	2.4
Thereafter	130	2,595,360	12.3	49,605	19.11	11.3
	1,943	21,031,796	100.0%	$438,820	$20.86	100.0%

Industrial Properties:

Lease Expiring	Number of Leases Expiring	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases	Annualized Cash Rental Revenue Under Expiring Leases (1)	Average Annual Cash Rental Rate Per Square Foot for Expirations	Percent of Annualized Cash Rental Revenue Represented by Expiring Leases (1)
				($ in thousands)
2013 (3)	53	745,142	14.6%	$4,310	$5.78	17.2%
2014	37	1,067,898	20.9	5,791	5.42	23.0
2015	22	416,241	8.2	2,254	5.42	9.0
2016	31	795,334	15.6	4,004	5.03	16.0
2017	20	552,545	10.8	2,820	5.10	11.2
2018	5	105,600	2.1	377	3.57	1.5
2019	6	253,455	5.0	1,034	4.08	4.1
2020	8	205,678	4.0	603	2.93	2.4
2021	1	117,805	2.3	299	2.54	1.2
2022	5	336,606	6.6	1,619	4.81	6.5
Thereafter	17	505,004	9.9	1,970	3.90	7.9
	205	5,101,308	100.0%	$25,081	$4.92	100.0%
__________

(1)	Annualized Cash Rental Revenue is cash rental revenue (base rent plus cost recovery income, excluding straight-line rent) for the month of December 2012 multiplied by 12.

(2)	Includes 50,000 square feet of leases that are on a month-to-month basis, which represent 0.2% of total annualized cash rental revenue.

(3)	Includes 166,000 square feet of leases that are on a month-to-month basis, which represent 0.1% of total annualized cash rental revenue.

Retail Properties:

Lease Expiring	Number of Leases Expiring	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases	Annualized Cash Rental Revenue Under Expiring Leases (1)	Average Annual Cash Rental Rate Per Square Foot for Expirations	Percent of Annualized Cash Rental Revenue Represented by Expiring Leases (1)
				($ in thousands)
2013 (2)	36	99,351	11.8%	$2,227	$22.42	6.7%
2014	11	36,819	4.4	1,862	50.57	5.6
2015	18	101,923	12.0	3,561	34.94	10.8
2016	10	60,706	7.2	3,074	50.64	9.3
2017	10	94,937	11.3	2,630	27.70	8.0
2018	16	87,051	10.4	4,426	50.84	13.4
2019	9	86,740	10.3	2,869	33.08	8.7
2020	10	50,103	6.0	2,231	44.53	6.7
2021	12	83,786	10.0	3,585	42.79	10.8
2022	16	91,196	10.9	4,507	49.42	13.6
Thereafter	5	47,751	5.7	2,104	44.06	6.4
	153	840,363	100.0%	$33,076	$39.36	100.0%

Total:

Lease Expiring	Number of Leases Expiring	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases	Annualized Cash Rental Revenue Under Expiring Leases (1)	Average Annual Cash Rental Rate Per Square Foot for Expirations	Percent of Annualized Cash Rental Revenue Represented by Expiring Leases (1)
				($ in thousands)
2013 (3)	479	2,767,107	10.3%	$48,832	$17.65	9.8%
2014	392	3,641,478	13.4	64,101	17.60	12.9
2015	342	3,211,988	11.9	63,950	19.91	12.9
2016	278	3,192,994	11.8	54,355	17.02	10.9
2017	256	3,291,616	12.2	62,562	19.01	12.6
2018	161	2,149,337	8.0	42,533	19.79	8.6
2019	80	1,736,454	6.4	31,624	18.21	6.4
2020	57	1,229,258	4.6	24,935	20.28	5.0
2021	50	1,586,399	5.9	33,860	21.34	6.8
2022	54	1,018,721	3.8	16,546	16.24	3.3
Thereafter	152	3,148,115	11.7	53,679	17.05	10.8
	2,301	26,973,467	100.0%	$496,977	$18.42	100.0%
__________

(1)	Annualized Cash Rental Revenue is cash rental revenue (base rent plus cost recovery income, excluding straight-line rent) for the month of December 2012 multiplied by 12.

(2)	Includes 7,000 square feet of leases that are on a month-to-month basis, which represent less than 0.1% of total annualized cash rental revenue.

(3)	Includes 223,000 square feet of leases that are on a month-to-month basis, which represent 0.4% of total annualized cash rental revenue.

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

Name	Age	Position and Background
Edward J. Fritsch	54
Director, President and Chief Executive Officer.
Mr. Fritsch has been a director since January 2001. Mr. Fritsch became our chief executive officer and chair of the investment committee of our board of directors on July 1, 2004 and our president in December 2003. Prior to that, Mr. Fritsch was our chief operating officer from January 1998 to July 2004 and was a vice president and secretary from June 1994 to January 1998. Mr. Fritsch joined our predecessor in 1982 and was a partner of that entity at the time of our initial public offering in June 1994. Mr. Fritsch currently serves as a director and member of the audit and compensation committees of National Retail Properties, Inc., a publicly-traded REIT. Mr. Fritsch is also a member of NAREIT Board of Governors executive committee, director and president of the YMCA of the Triangle, director and audit committee member of Capital Associated Industries, Inc., Ravenscroft board of trustees, member of Wells Fargo's central regional advisory board, member of the University of North Carolina at Chapel Hill Foundation Board; director of the University of North Carolina at Chapel Hill Real Estate Holdings; member of the University of North Carolina Kenan-Flagler’s Business School Board of Visitors and past chair of the University of North Carolina’s board of visitors.

Michael E. Harris	63
Executive Vice President and Chief Operating Officer.
Mr. Harris became chief operating officer in July 2004. Prior to that, Mr. Harris was a senior vice president and was responsible for our operations in Memphis, Nashville, Kansas City, Baltimore and Charlotte. Mr. Harris was executive vice president of Crocker Realty Trust prior to its merger with us in 1996. Before joining Crocker Realty Trust, Mr. Harris served as senior vice president, general counsel and chief financial officer of Towermarc Corporation, a privately owned real estate development firm. Mr. Harris is past president of the Memphis Chapter of Lambda Alpha International Land Economics Society. Mr. Harris currently serves on the Advisory Board of the Graduate School of Real Estate at the University of Mississippi and is a past member of the Advisory Boards of Wachovia Bank- Memphis and Allen & Hoshall Engineering, Inc.

Terry L. Stevens	64
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

Jeffrey D. Miller	42
Vice President, General Counsel and Secretary.
Prior to joining us in March 2007, Mr. Miller was a partner with DLA Piper US, LLP, where he practiced since 2005. Previously, Mr. Miller had been a partner with Alston & Bird LLP. Mr. Miller is admitted to practice in North Carolina. Mr. Miller currently serves as lead independent director of Hatteras Financial Corp., a publicly-traded mortgage REIT.

Theodore J. Klinck	47
Vice President and Chief Investment Officer.
Prior to joining us in March 2012, Mr. Klinck served as principal and chief investment officer with Goddard Investment Group, a privately owned real estate investment firm, since September 2009. Previously, Mr. Klinck had been a managing director at Morgan Stanley Real Estate.

Kevin E. Penn	41
Vice President, Chief Strategy and Administration Officer.
Mr. Penn became chief strategy and administration officer in January 2012. Mr. Penn joined us in 1997 and was our vice president of strategy from August 2005 to January 2012 and chief information officer from April 2002 to August 2005. Mr. Penn is a member of the Urban Land Institute, executive committee member of the Office, Technology and Operations Consortium and board member for the North Carolina Leukemia Lymphoma Society.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth high and low stock prices per share reported on the NYSE and dividends paid per share:

	2012			2011
Quarter Ended	High	Low	Dividend	High	Low	Dividend
March 31	$33.90	$29.34	$0.425	$35.15	$31.25	$0.425
June 30	$35.78	$31.14	$0.425	$37.51	$31.71	$0.425
September 30	$34.92	$32.30	$0.425	$35.15	$26.43	$0.425
December 31	$34.24	$30.62	$0.425	$32.27	$25.64	$0.425

On December 31, 2012, the last reported stock price of the Common Stock on the NYSE was $33.45 per share and the Company had 990 common stockholders of record. There is no public trading market for the Common Units. On December 31, 2012, the Operating Partnership had 112 holders of record of Common Units (other than the Company). At December 31, 2012, there were 80.3 million shares of Common Stock outstanding and 3.7 million Common Units outstanding, not owned by the Company.

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

The following stock price performance graph compares the performance of our Common Stock to the S&P 500, the Russell 2000 and the FTSE NAREIT All Equity REITs Index. The stock price performance graph assumes an investment of $100 in our Common Stock and the three indices on December 31, 2007 and further assumes the reinvestment of all dividends. Equity REITs are defined as those that derive more than 75.0% of their income from equity investments in real estate assets. The FTSE NAREIT All Equity REITs Index includes all equity REITs not designated as Timber REITs listed on the NYSE, the American Stock Exchange or the NASDAQ National Market System. Stock price performance is not necessarily indicative of future results.

Total Return Performance
175
150
125
100
75
50
25
Index Value
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
Highwoods Properties, Inc.
S&P 500
Russell 2000
FTSE NAREIT equity REIT index

	For the Period from December 31, 2007 to December 31,
Index	2008	2009	2010	2011	2012
Highwoods Properties, Inc.	98.56	128.53	129.85	127.54	151.44
S&P 500	63.00	79.68	91.68	93.61	108.59
Russell 2000	66.21	84.20	106.82	102.36	119.09
FTSE NAREIT All Equity REITs Index	62.27	79.70	101.99	110.45	130.39

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

During 2012, cash dividends on Common Stock totaled $1.70 per share, approximately $0.18 of which represented return of capital and approximately $0.24 of which represented capital gains for income tax purposes. The minimum dividend per share of Common Stock required for the Company to maintain its REIT status was $1.07 per share in 2012.

During the fourth quarter of 2012, the Company issued an aggregate of 42,000 shares of Common Stock to holders of Common Units in the Operating Partnership upon the redemption of a like number of Common Units in private offerings exempt from the registration requirements pursuant to Section 4(2) of the Securities Act. Each of the holders of Common Units was an accredited investor under Rule 501 of the Securities Act. The resale of such shares was registered by the Company under the Securities Act.

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

Information about the Company’s equity compensation plans and other related stockholder matters is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 15, 2013.

ITEM 6. SELECTED FINANCIAL DATA

The operating results and certain liabilities of the Company as of and for the years ended December 31, 2011, 2010, 2009 and 2008 were retrospectively revised from previously reported amounts to reflect in real estate and other assets, net, held for sale and liabilities held for sale those properties which qualified as held for sale, and in discontinued operations the operations for those properties that qualified for discontinued operations. The information in the following tables should be read in conjunction with the Company’s Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein ($ in thousands, except per share data):

	Year Ended December 31,
	2012	2011	2010	2009	2008
Rental and other revenues	$516,102	$463,444	$440,836	$429,212	$425,775
Income from continuing operations	$50,718	$39,006	$64,092	$40,060	$31,778
Income from discontinued operations	$33,517	$8,965	$8,211	$21,634	$3,832
Income from continuing operations available for common stockholders	$45,164	$30,158	$53,994	$31,362	$18,490
Net income	$84,235	$47,971	$72,303	$61,694	$35,610
Net income available for common stockholders	$77,087	$38,677	$61,790	$51,778	$22,080
Earnings per Common Share – basic:
Income from continuing operations available for common stockholders	$0.60	$0.42	$0.75	$0.46	$0.31
Net income	$1.02	$0.54	$0.86	$0.76	$0.37
Earnings per Common Share – diluted:
Income from continuing operations available for common stockholders	$0.60	$0.42	$0.75	$0.46	$0.31
Net income	$1.02	$0.54	$0.86	$0.76	$0.37
Dividends declared and paid per Common Share	$1.70	$1.70	$1.70	$1.70	$1.70

	December 31,
	2012	2011	2010	2009	2008
Total assets	$3,350,428	$3,180,992	$2,871,835	$2,887,101	$2,946,170
Mortgages and notes payable	$1,859,162	$1,868,906	$1,488,638	$1,443,500	$1,588,080
Financing obligations	$29,358	$30,150	$31,874	$36,515	$33,022

The operating results and certain liabilities of the Operating Partnership as of and for the years ended December 31, 2011, 2010, 2009 and 2008 were retrospectively revised from previously reported amounts to reflect in real estate and other assets, net, held for sale and liabilities held for sale those properties which qualified as held for sale, and in discontinued operations the operations for those properties that qualified for discontinued operations. The information in the following tables should be read in conjunction with the Operating Partnership’s Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein ($ in thousands, except per unit data):

	Year Ended December 31,
	2012	2011	2010	2009	2008
Rental and other revenues	$516,102	$463,444	$440,836	$429,212	$425,775
Income from continuing operations	$50,778	$39,067	$64,065	$40,006	$31,651
Income from discontinued operations	$33,517	$8,965	$8,211	$21,634	$3,832
Income from continuing operations available for common unitholders	$47,484	$31,864	$56,872	$33,287	$19,698
Net income	$84,295	$48,032	$72,276	$61,640	$35,483
Net income available for common unitholders	$81,001	$40,829	$65,083	$54,921	$23,530
Earnings per Common Unit – basic:
Income from continuing operations available for common unitholders	$0.60	$0.42	$0.76	$0.47	$0.31
Net income	$1.02	$0.54	$0.87	$0.77	$0.37
Earnings per Common Unit – diluted:
Income from continuing operations available for common unitholders	$0.60	$0.42	$0.76	$0.47	$0.31
Net income	$1.02	$0.54	$0.87	$0.77	$0.37
Distributions declared and paid per Common Unit	$1.70	$1.70	$1.70	$1.70	$1.70

	December 31,
	2012	2011	2010	2009	2008
Total assets	$3,349,525	$3,179,884	$2,870,671	$2,885,738	$2,944,856
Mortgages and notes payable	$1,859,162	$1,868,906	$1,488,638	$1,443,500	$1,588,080
Financing obligations	$29,358	$30,150	$31,874	$36,515	$33,022

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a fully integrated, self-administered and self-managed equity REIT that provides leasing, management, development, construction and other customer-related services for our properties and for third parties. The Company conducts virtually all of its activities through the Operating Partnership. The Operating Partnership is managed by the Company, its sole general partner. At December 31, 2012, we owned or had an interest in 333 in-service office, industrial and retail properties, encompassing 34.6 million square feet, which includes a 12.5% interest in a 261,000 square foot office property directly owned by the Company (not included in the Operating Partnership's Consolidated Financial Statements), two development properties and 649 acres of development land. We are based in Raleigh, NC, and our properties and development land are located in Florida, Georgia, Missouri, North Carolina, Pennsylvania, South Carolina, Tennessee and Virginia.

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

Executive Summary

Our Strategic Plan focuses on:

•	owning high-quality, differentiated real estate assets in the key infill business districts in our core markets;

•	improving the operating results of our existing properties through concentrated leasing, asset management, cost control and customer service efforts;

•	developing and acquiring office properties in key infill business districts that improve the overall quality of our portfolio and generate attractive returns over the long-term for our stockholders;

•	selectively disposing of properties no longer considered to be core assets primarily due to location, age, quality and overall strategic fit; and

•	maintaining a conservative, flexible balance sheet with ample liquidity to meet our funding needs and growth prospects.

While we own and operate a limited number of industrial, retail and residential properties, our operating results depend heavily on successfully leasing and operating our office properties. Economic growth and employment levels in our core markets are and will continue to be important determinative factors in predicting our future operating results.

The key components affecting our rental and other revenues are average occupancy, rental rates, levels of cost recovery income, new developments placed in service, acquisitions and dispositions. Average occupancy generally increases during times of improving economic growth, as our ability to lease space outpaces vacancies that occur upon the expirations of existing leases. Average occupancy generally declines during times of slower economic growth, when new vacancies tend to outpace our ability to lease space. Asset acquisitions, dispositions and new developments placed in service directly impact our rental revenues and could impact our average occupancy, depending upon the occupancy rate of the properties that are acquired, sold or placed in service. A further indicator of the predictability of future revenues is the expected lease expirations of our portfolio. As a result, in addition to seeking to increase our average occupancy by leasing current vacant space, we also must concentrate our leasing efforts on renewing leases on expiring space. For more information regarding our lease expirations, see “Item 2. Properties - Lease Expirations.” We expect average occupancy to be slightly lower in 2013 compared to 2012.

Whether or not our rental revenue tracks average occupancy proportionally depends upon whether rents under new leases signed are higher or lower than the rents under the previous leases. Annualized rental revenues from second generation leases signed during any particular year are generally less than 15% of our total annual rental revenues. During the fourth quarter of 2012, we leased 1.2 million square feet of second generation office space, defined as space previously occupied under our ownership that becomes available for lease or acquired vacant space, with a weighted average term of 5.4 years. On average, tenant improvements for such leases were $12.73 per square foot, lease commissions were $3.61 per square foot and rent concessions were $3.68 per square foot. Annualized GAAP rents under such leases were $21.18 per square foot, or 3.0% higher than under previous leases.

We strive to maintain a diverse, stable and creditworthy customer base. We have an internal guideline whereby customers that account for more than 3% of our revenues are periodically reviewed with the Company's Board of Directors. Currently, no customer accounts for more than 3% of our revenues other than the Federal Government, which accounted for 7.0% of our revenues on an annualized basis as of December 31, 2012. See “Item 2. Properties - Customers.”

Our expenses primarily consist of rental property expenses, depreciation and amortization, general and administrative expenses and interest expense. From time to time, expenses also include impairments of real estate assets. Rental property expenses are expenses associated with our ownership and operation of rental properties and include expenses that vary somewhat proportionately to occupancy levels, such as common area maintenance and utilities, and expenses that do not vary based on occupancy, such as property taxes and insurance. Depreciation and amortization is a non-cash expense associated with the ownership of real property and generally remains relatively consistent each year, unless we buy, place in service or sell assets, since we depreciate our properties and related building and tenant improvement assets on a straight-line basis over a fixed life. General and administrative expenses, net of amounts capitalized, consist primarily of management and employee salaries and other personnel costs, corporate overhead and long-term incentive compensation.

We intend to maintain a conservative and flexible balance sheet that allows us to capitalize on favorable development and acquisition opportunities as they arise. We anticipate commencing up to $200 million of new development in 2013. Any such projects would not be placed in service until 2014 or beyond. We also anticipate acquiring up to $325 million of new properties and selling up to $150 million of non-core properties in 2013. We generally seek to acquire and develop assets that are consistent with our Strategic Plan, improve the average quality of our overall portfolio and deliver consistent and sustainable value for our stockholders over the long-term. Whether or not an asset acquisition or new development results in higher per share net income or FFO in any given period depends upon a number of factors, including whether the capitalization rate using projected GAAP net operating income for any such period exceeds the actual cost of capital used to finance the acquisition. We generally intend to grow our company on a leverage-neutral basis by maintaining a leverage ratio, defined as the percentage of mortgages and notes payable and outstanding preferred stock to the undepreciated book value of our assets, of 42-48%. As of December 31, 2012, this ratio was 43.9%. Forward-looking information regarding 2013 operating performance contained below under "Results of Operations" excludes the impact of any potential acquisitions or dispositions.

Results of Operations

Comparison of 2012 to 2011

Rental and Other Revenues

Rental and other revenues from continuing operations were $52.7 million, or 11.4%, higher in 2012 as compared to 2011 primarily due to recent acquisitions, which accounted for $43.8 million of the increase, and higher same property revenues of $9.4 million, partly offset by lower construction income of $1.7 million. Same property revenues were higher primarily due to an increase in average occupancy to 90.7% in 2012 from 89.9% in 2011, an increase in annualized GAAP rent per square foot to $18.73 in 2012 from $18.48 in 2011, higher cost recovery income, higher net termination fees and lower bad debt expense. We expect 2013 rental and other revenues to increase over 2012 primarily due to the full year contribution of acquisitions closed in 2012, partly offset by slightly lower average occupancy in our same property portfolio.

Operating Expenses

Rental property and other expenses were $19.6 million, or 11.7%, higher in 2012 as compared to 2011 primarily due to recent acquisitions, which accounted for $18.8 million of the increase and higher same property operating expenses of $1.5 million, partly offset by $1.7 million lower cost of construction expense. Same property operating expenses were higher primarily due to higher repairs and maintenance and insurance costs, partly offset by lower utilities and real estate taxes. We expect 2013 rental property and other expenses to increase over 2012 primarily due to the full year contribution of acquisitions closed in 2012 and slightly higher same property operating expenses.

Operating margin, defined as rental and other revenues less rental property and other expenses expressed as a percentage of rental and other revenues, was lower at 63.7% in 2012 as compared to 63.8% in 2011. Operating margin is expected to be slightly lower in 2013 as compared to 2012.

Depreciation and amortization was $18.4 million, or 13.4%, higher in 2012 as compared to 2011 primarily due to recent acquisitions, which accounted for $16.5 million of the increase, and higher same property depreciation and amortization of $1.6 million. We expect 2013 depreciation and amortization to increase over 2012 primarily due to the full year contribution of acquisitions closed in 2012.

We recorded impairments of real estate assets of $2.4 million in 2011 related to two office properties located in Orlando, FL which resulted from a change in the assumed timing of future dispositions. We recorded no such impairments in 2012. Impairments can arise from a number of factors; accordingly, there can be no assurances that we will not be required to record additional impairment charges in the future.

General and administrative expenses were $1.7 million, or 4.6%, higher in 2012 as compared to 2011 primarily due to higher salaries and incentive compensation, partly offset by lower acquisition and dead deal costs. We expect 2013 general and administrative expenses to decrease over 2012 primarily due to lower incentive compensation and acquisition costs.

Interest Expense

Interest expense was $0.6 million, or 0.6%, higher in 2012 as compared to 2011 primarily due to higher average debt balances, partly offset by lower average interest rates and lower financing obligation interest expense. We expect 2013 interest expense to slightly decrease over 2012 primarily due to lower average interest rates.

Other Income

Other income was $1.0 million, or 13.4%, lower in 2012 as compared to 2011 primarily due to recording a loss on debt extinguishment in 2012. We expect other income to remain consistent in 2013 as compared to 2012.

Gains on Disposition of Investments in Unconsolidated Affiliates

Gains on disposition of investments in unconsolidated affiliates were $2.3 million lower in 2012 as compared to 2011 due to our partner exercising its option to acquire our 10.0% equity interest in one of our unconsolidated joint ventures in 2011.

Net Gains on Disposition of Discontinued Operations

Net gains on disposition of discontinued operations were $26.9 million higher in 2012 as compared to 2011 due to higher disposition activity in 2012.

Dividends on Preferred Stock and Excess of Preferred Stock Redemption/Repurchase Cost Over Carrying Value

Dividends on Preferred Stock and excess of Preferred Stock redemption/repurchase cost over carrying value were $2.0 million and $1.9 million lower, respectively, in 2012 as compared to 2011 due to the redemption of all remaining Series B Preferred Shares in 2011.

Comparison of 2011 to 2010

Rental and Other Revenues

Rental and other revenues from continuing operations were $22.6 million, or 5.1%, higher in 2011 as compared to 2010 primarily due to acquisitions, which accounted for $20.0 million of the increase, and the contribution of development properties placed in service at various times throughout the two-year period, which accounted for $1.8 million of the increase. In addition, same property revenues were virtually unchanged in 2011 as compared to 2010 primarily due to an increase in average occupancy to 90.2% in 2011 from 89.7% in 2010, offset by a slight decrease in annualized GAAP rents per square foot to $18.38 in 2011 from $18.46 in 2010.

Operating Expenses

Rental property and other expenses were $12.1 million, or 7.8%, higher in 2011 as compared to 2010 primarily due to acquisition activity, which accounted for $9.4 million of the increase, the contribution of development properties placed in service and higher real estate taxes and utilities in our same property portfolio.

Operating margin, defined as rental and other revenues less rental property and other expenses expressed as a percentage of rental and other revenues, was lower at 63.8% in 2011 as compared to 64.7% in 2010.

Depreciation and amortization was $7.7 million, or 5.9%, higher in 2011 as compared to 2010 primarily due to acquisition activity and the contribution of development properties placed in service.

We recorded impairments of real estate assets of $2.4 million in 2011 related to two office properties located in Orlando, FL which resulted from a change in the assumed timing of future dispositions. We recorded no such impairments in 2010.

General and administrative expenses were $2.8 million, or 8.4%, higher in 2011 as compared to 2010 primarily due to acquisition costs, offset by lower general and administrative expenses.

Interest Expense

Interest expense was $2.6 million, or 2.8%, higher in 2011 as compared to 2010 primarily due to higher average debt balances from acquisitions, offset by lower average interest rates and lower financing obligation interest expense in 2011.

Other Income

Other income was $1.7 million, or 30.2%, higher in 2011 as compared to 2010 primarily due to interest income on an advance to an unconsolidated affiliate in 2011 and loss on debt extinguishment in 2010.

Gains on Disposition of Investments in Unconsolidated Affiliates

Gains on disposition of investments in unconsolidated affiliates were $23.0 million lower in 2011 as compared to 2010 due to the disposition of our equity interests in a series of unconsolidated joint ventures relating to properties in Des Moines, IA in 2010.

Net Gains on Disposition of Discontinued Operations

Net gains on disposition of discontinued operations were $2.7 million higher in 2011 as compared to 2010 due to the disposition of an office property in Winston Salem, NC in 2011.

Dividends on Preferred Stock and Excess of Preferred Stock Redemption/Repurchase Cost Over Carrying Value

Dividends on Preferred Stock were $2.2 million lower in 2011 as compared to 2010 and excess of Preferred Stock redemption/repurchase cost over carrying value was $1.9 million higher in 2011 as compared to 2010 due to the redemption of all remaining Series B Preferred Shares in 2011.

Liquidity and Capital Resources

Overview

Our goal is to maintain a conservative and flexible balance sheet with access to multiple sources of debt and equity capital and sufficient availability under our revolving credit facility. We generally use rents received from customers to fund our operating expenses, capital expenditures and distributions. To fund property acquisitions, development activity or building renovations and repay debt upon maturity, we may use current cash balances, sell assets, obtain new debt and/or issue equity. Our debt generally consists of mortgage debt, unsecured debt securities, bank term loans and borrowings under our revolving credit facility.

Statements of Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in the Company’s cash flows ($ in thousands):

	Year Ended December 31,
	2012	2011	Change
Net Cash Provided By Operating Activities	$193,416	$195,396	$(1,980)
Net Cash Used In Investing Activities	(238,812)	(215,479)	(23,333)
Net Cash Provided By Financing Activities	47,991	17,065	30,926
Total Cash Flows	$2,595	$(3,018)	$5,613

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

The change in net cash related to operating activities in 2012 as compared to 2011 was primarily due to higher cash paid for operating expenses, partly offset by higher net cash from acquired properties.

The change in net cash related to investing activities in 2012 as compared to 2011 was primarily due to higher acquisition activity in 2012, partly offset by higher net proceeds from disposition of real estate assets in 2012 and an advance to an unconsolidated affiliate in 2011.

The change in net cash related to financing activities in 2012 as compared to 2011 was primarily due to higher proceeds from the issuance of Common Stock in 2012 and redemptions/repurchases of Preferred Stock in 2011, partly offset by higher net repayments of borrowings in 2012.

Capitalization

The following table sets forth the Company’s capitalization (in thousands, except per share amounts):

	December 31,
	2012	2011
Mortgages and notes payable, at recorded book value (1)	$1,859,162	$1,903,213
Financing obligations (1)	$29,358	$31,444
Preferred Stock, at liquidation value	$29,077	$29,077
Common Stock outstanding	80,311	72,648
Common Units outstanding (not owned by the Company)	3,733	3,730
Per share stock price at year end	$33.45	$29.67
Market value of Common Stock and Common Units	$2,811,272	$2,266,135
Total market capitalization	$4,728,869	$4,229,869
__________

(1)	Amounts have not been retrospectively revised to reflect liabilities held for sale at December 31, 2011.

At December 31, 2012, our mortgages and notes payable represented 39.3% of our total market capitalization and, together with our outstanding preferred stock, represented 43.9% of the undepreciated book value of our assets.

Our mortgages and notes payable as of December 31, 2012 consisted of $549.6 million of secured indebtedness with a weighted average interest rate of 5.75% and $1,309.6 million of unsecured indebtedness with a weighted average interest rate of 4.54%. The secured indebtedness was collateralized by real estate assets with an aggregate undepreciated book value of $966.9 million.

Current and Future Cash Needs

Rental and other revenues are our principal source of funds to meet our short-term liquidity requirements. Other sources of funds for short-term liquidity needs include available working capital and borrowings under our existing revolving credit facility, which had $449.9 million of availability at February 1, 2013. Our short-term liquidity requirements primarily consist of operating expenses, interest and principal amortization on our debt, dividends and distributions and capital expenditures, including building improvement costs, tenant improvement costs and lease commissions. Building improvements are capital costs to maintain existing buildings not typically related to a specific customer. Tenant improvements are the costs required to customize space for the specific needs of customers. We anticipate that our available cash and cash equivalents and cash provided by operating activities, together with cash available from borrowings under our revolving credit facility, will be adequate to meet our short-term liquidity requirements.

Our long-term liquidity uses generally consist of the retirement or refinancing of debt upon maturity (including mortgage debt, our revolving credit facility, term loans and other unsecured debt), funding of existing and new building development or land infrastructure projects and funding acquisitions of buildings and development land. Additionally, we may, from time to time, retire some or all of our remaining outstanding Preferred Stock and/or unsecured debt securities through redemptions, open market repurchases, privately negotiated acquisitions or otherwise.

We expect to meet our long-term liquidity needs through a combination of:

•	cash flow from operating activities;

•	bank term loans and borrowings under our revolving credit facility;

•	the issuance of unsecured debt;

•	the issuance of secured debt;

•	the issuance of equity securities by the Company or the Operating Partnership; and

•	the disposition of non-core assets.

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

Recent Acquisition and Disposition Activity

During 2012, we acquired:

•	a 492,000 square foot office property in Atlanta, GA for a purchase price of $144.9 million;

•	a 616,000 square foot office property in Pittsburgh, PA for a purchase price of $91.2 million;

•
three medical office properties in Greensboro, NC for a purchase price of $29.6 million, which consisted of the issuance of 66,864 Common Units, contingent consideration with fair value at the acquisition date of $0.7 million, and the assumption of secured debt due August 2014 recorded at fair value of $7.9 million, with an effective interest rate of 4.06%; and

•
a 178,300 square foot office property in Cary, NC from our DLF I joint venture for an agreed upon value of $26.0 million, the net proceeds of which were used to reduce the balance of the advance due to us from the joint venture.

We expensed $1.5 million of acquisition costs (included in general and administrative expenses) in 2012 related to these acquisitions. The assets acquired and liabilities assumed were recorded at fair value as determined by management based on information available at the acquisition date and on current assumptions as to future operations. We have invested or intend to invest an additional $10.4 million in the aggregate of planned building improvements and future tenant improvements committed under existing leases acquired in the building acquisitions. Based on the total anticipated investment of $302.1 million, the weighted average capitalization rate for these building acquisitions is 8.3% using projected GAAP net operating income for our first year of ownership. These forward-looking statements are subject to risks and uncertainties. See “Disclosure Regarding Forward-Looking Statements.”

We also acquired 68 acres of development land currently zoned for 1.3 million square feet of future office development in Nashville, TN for a purchase price of $15.0 million. See "Other Recent Activity."

On January 9, 2013, we acquired two office buildings encompassing 195,000 square feet in Greensboro, NC for a total purchase price of $30.9 million. We intend to invest an additional $2.0 million of planned building improvements and expect to expense $0.2 million of costs related to this acquisition.

During 2012, we sold:

•	three non-core buildings in Jackson, MS and Atlanta, GA for a sale price of $86.5 million and recorded gain on disposition of discontinued operations of $14.0 million;

•	five non-core office properties in Nashville, TN for a sale price of $41.0 million and recorded gain on disposition of discontinued operations of $7.0 million;

•	a non-core office property in Pinellas County, FL for a sale price of $9.5 million and recorded gain on disposition of discontinued operations of $1.4 million;

•	a non-core office property in Kansas City, MO for a sale price of $6.5 million and recorded gain on disposition of discontinued operations of $1.9 million;

•	96 vacant non-core rental residential units in Kansas City, MO for a sale price of $11.0 million and recorded gain on disposition of discontinued operations of $5.1 million; and

•	17 for-sale residential condominiums in Raleigh, NC for a sale price of $5.5 million and recorded a net gain of $0.4 million. All for-sale condominiums were sold as of December 31, 2012.

Recent Financing Activity

During 2011, we entered into separate equity sales agreements with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Mitsubishi UFJ Securities (USA), Inc. and RBC Capital Markets. During 2012, the Company issued 4,103,926 shares of Common Stock under these equity sales agreements at an average gross price of $33.31 per share and received net proceeds, after sales commissions and expenses, of $134.7 million. We paid an aggregate of $2.1 million in sales commissions to Merrill Lynch, Pierce, Fenner & Smith Incorporated, Mitsubishi UFJ Securities (USA), Inc. and RBC Capital Markets during 2012.

During 2012, we entered into separate equity sales agreements with each of Wells Fargo Securities, LLC, BB&T Capital Markets, a division of Scott & Stringfellow, LLC, Jefferies & Company, Inc., Morgan Stanley & Co., LLC and Piper Jaffray & Co. Under the terms of the equity distribution agreements, the Company may offer and sell shares of its Common Stock from time to time through such firms, acting as agents of the Company or as principals. Sales of the shares, if any, may be made by means of ordinary brokers' transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices or as otherwise agreed with any of such firms. During 2012, the Company issued 3,141,911 shares of Common Stock under these equity distribution agreements at an average gross sales price of $32.87 per share and received net proceeds, after sales commissions and expenses, of $101.7 million. We paid an aggregate of $1.5 million in sales commissions to Wells Fargo Securities, LLC, Jefferies & Company, Inc. and Piper Jaffray & Co. during 2012. In early January 2013, the Company issued 198,177 shares of Common Stock under these equity distribution agreements at an average gross price of $33.97 per share and received net proceeds, after sales commissions and expenses, of $6.6 million. We paid an aggregate of $0.1 million in sales commissions to Piper Jaffray & Co. in connection with these issuances.

Our $475.0 million unsecured revolving credit facility is scheduled to mature on June 27, 2015 and includes an accordion feature that allows for an additional $75.0 million of borrowing capacity subject to additional lender commitments. Assuming no defaults have occurred, we have an option to extend the maturity for an additional year. The interest rate at our current credit ratings is LIBOR plus 150 basis points and the annual facility fee is 35 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody's Investors Service or Standard & Poor's Ratings Services. We use our revolving credit facility for working capital purposes and for the short-term funding of our development and acquisition activity and, in certain instances, the repayment of other debt. The continued ability to borrow under the revolving credit facility allows us to quickly capitalize on strategic opportunities at short-term interest rates. There was $23.0 million and $25.0 million outstanding under our revolving credit facility at December 31, 2012 and February 1, 2013, respectively. At both December 31, 2012 and February 1, 2013, we had $0.1 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at December 31, 2012 and February 1, 2013 was $451.9 million and $449.9 million, respectively.

During 2012, we repaid the remaining balances of $52.1 million of our variable rate, secured construction loan bearing interest of 1.07% and a $123.0 million secured mortgage loan bearing interest of 6.03% that was scheduled to mature in March 2013. One of our consolidated affiliates also repaid a $20.8 million secured loan that bore interest at 6.06% and matured in October 2012. We incurred no penalties related to these repayments. Real estate assets having a gross book value of $193 million became unencumbered in connection with the payoff of these secured loans. We also paid down $12.2 million of secured loan balances through principal amortization during 2012.

During 2012, the Operating Partnership issued $250 million aggregate principal amount of 3.625% Notes due January 15, 2023, less original issue discount of $2.7 million. These notes were priced at 98.94% for an effective yield of 3.752%. Underwriting fees and other expenses were incurred that aggregated $2.1 million; these costs were deferred and will be amortized over the term of the notes.

During 2012, we modified our $200.0 million, five-year unsecured bank term loan, which was originally scheduled to mature in February 2016. The loan is now scheduled to mature in January 2018 and the interest rate was reduced from LIBOR plus 220 basis points to LIBOR plus 165 basis points. We incurred $0.9 million of deferred financing fees in connection with the modification, which will be amortized along with existing unamortized deferred loan fees over the remaining term of the new loan. Proceeds from two new participants, aggregating $35.0 million, were used to reduce amounts outstanding under our revolving credit facility. Two of the original participants, which still hold an aggregate $35.0 million of the principal balance under the original term loan, will be fully paid off on or before February 25, 2013.

During 2012, we repurchased $12.1 million principal amount of unsecured notes due March 2017 bearing interest of 5.85% for a purchase price of 107.5% of par value. We recorded $1.0 million of loss on debt extinguishment related to this repurchase.

During 2012, we obtained a $225.0 million, seven-year unsecured bank term loan bearing interest of LIBOR plus 190 basis points. The underlying LIBOR rate has been effectively fixed at a weighted average of 1.678% for the seven-year period with respect to the full principal amount of the term loan by floating-to-fixed interest rate swaps. The counterparties under the swaps are the same financial institutions that participated in the term loan.

We regularly evaluate the financial condition of the financial institutions that participate in our credit facilities and as counterparties under interest rate swap agreements using publicly available information. Based on this review, we currently expect these financial institutions to perform their obligations under our existing facilities and swap agreements.

For information regarding our interest hedging activities and other market risks associated with our debt financing activities, see "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."

Other Recent Activity

During 2012, we provided an $8.6 million loan to a third party, which was used by such third party to fund a portion of the purchase price to acquire 77 acres of mixed-use development land adjacent to our 68-acre office development parcel in Nashville, TN. Initially, the loan is scheduled to mature in December 2015 and bears interest at 5.0% per year. The loan can be extended by the third party for up to three additional years, subject to applicable increases in the interest rate. We also agreed to loan such third party approximately $8.4 million to fund future infrastructure development on its 77-acre development parcel. Both loans are or will be secured by the 77-acre development parcel.

Covenant Compliance

We are currently in compliance with the covenants and other requirements with respect to our debt. Although we expect to remain in compliance with these covenants and ratios for at least the next year, depending upon our future operating performance, property and financing transactions and general economic conditions, we cannot assure you that we will continue to be in compliance.

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

The Operating Partnership has the following notes currently outstanding ($ in thousands):

	Face Amount	Carrying Amount	Stated Interest Rate	Effective Interest Rate
Notes due in 2017	$379,685	$379,194	5.850%	5.880%
Notes due in 2018	$200,000	$200,000	7.500%	7.500%
Notes due in 2023	$250,000	$247,361	3.625%	3.752%

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

Contractual Obligations

The following table sets forth a summary regarding our known contractual obligations, including required interest payments for those items that are interest bearing, at December 31, 2012 ($ in thousands):

		Amounts due during the years ending December 31,
	Total	2013	2014	2015	2016	2017	Thereafter
Mortgages and Notes Payable:
Principal payments (1)	$1,858,216	$122,944	$111,972	$67,456	$192,638	$488,206	$875,000
Interest payments	419,032	90,883	79,378	77,961	66,751	45,591	58,468
Financing Obligations:
SF-HIW Harborview Plaza, LP financing obligation	12,747	—	12,747	—	—	—	—
Tax increment financing bond	11,787	1,365	1,460	1,561	1,669	1,785	3,947
Interest on financing obligations (2)	3,486	817	722	621	513	397	416
Capitalized Lease Obligations	260	123	105	32	—	—	—
Purchase Obligations:
Lease and contractual commitments (3)	121,990	113,913	6,142	1,097	514	163	161
Operating Lease Obligations:
Operating ground leases	62,016	2,383	2,404	2,427	2,451	2,476	49,875
Other Long Term Obligations:
DLF I obligation	243	243	—	—	—	—	—
Future infrastructure funding	8,438	618	5,520	2,300	—	—	—
Total	$2,498,215	$333,289	$220,450	$153,455	$264,536	$538,618	$987,867
__________

(1)	Excludes amortization of premiums, discounts and/or purchase accounting adjustments.

(2)
Does not include interest on the SF-HIW Harborview Plaza, LP financing obligation, which cannot be reasonably estimated for future periods. The interest expense on this financing obligation was $(0.3) million, $0.8 million and $1.1 million in 2012, 2011 and 2010, respectively.

(3)
Amount represents commitments under signed leases and contracts for operating properties, excluding tenant-funded tenant improvements, and contracts for development/redevelopment projects. The timing of these expenditures may fluctuate.

The interest payments due on mortgages and notes payable are based on the stated rates for the fixed rate debt and on the rates in effect at December 31, 2012 for the variable rate debt. The weighted average interest rate on our fixed (including debt with a variable rate that is effectively fixed by related interest rate swaps) and variable rate debt was 5.38% and 1.93%, respectively, at December 31, 2012. For additional information about our mortgages and notes payable, see Note 6 to our Consolidated Financial Statements. For additional information about our financing obligations, see Note 8 to our Consolidated Financial Statements. For additional information about purchase obligations, operating lease obligations and other long term obligations, see Note 9 to our Consolidated Financial Statements.

Off Balance Sheet Arrangements

We generally account for our investments in less than majority owned joint ventures, partnerships and limited liability companies using the equity method. As a result, these joint ventures are not included in our Consolidated Financial Statements, other than as investments in unconsolidated affiliates and equity in earnings of unconsolidated affiliates.

At December 31, 2012, our unconsolidated joint ventures had $604.9 million of total assets and $394.9 million of total liabilities. Our weighted average equity interest based on the total assets of these unconsolidated joint ventures was 36.3%. During 2012, these unconsolidated joint ventures earned $11.3 million of aggregate net income, of which our share was $3.3 million. Additionally, we recorded $1.7 million of adjustments for management and other fees in equity in earnings of unconsolidated affiliates. For additional information about our unconsolidated joint venture activity, see Note 4 to our Consolidated Financial Statements.

At December 31, 2012, our unconsolidated joint ventures had $370.4 million of outstanding mortgage debt. The following table sets forth the scheduled maturities of the Company’s proportionate share of the outstanding debt of its unconsolidated joint ventures at December 31, 2012 ($ in thousands):

2013	$23,458
2014	57,163
2015	21,821
2016	1,054
2017	26,452
Thereafter (1)	7,313
$137,261
__________

(1)
Includes our 12.5% portion of a $9.4 million mortgage payable related to an equity method investee owned directly by the Company (not included in the Operating Partnership’s Consolidated Financial Statements).

All of this joint venture debt is non-recourse to us except in the case of customary exceptions pertaining to such matters as misuse of funds, environmental conditions and material misrepresentations.

During 2012, we provided a three-year, $20.8 million interest-only secured loan to our Harborview Plaza joint venture that is scheduled to mature in September 2015, which the joint venture used to repay a secured loan at maturity to a third party lender. This new loan bears interest at LIBOR plus 500 basis points, subject to a LIBOR floor of 0.5%. Because the joint venture is consolidated, this loan and related interest income and expense are eliminated in consolidation.

During 2012, our DLF II joint venture obtained a $50.0 million, three-year secured mortgage loan from a third party lender, bearing a fixed interest rate of 3.5% on $39.1 million of the loan and a floating interest rate of LIBOR plus 250 basis points on $10.9 million of the loan, which was used by the joint venture to repay a secured loan at maturity to a third party lender.

During 2012, our DLF I joint venture sold two office properties to third parties for $15.5 million and recorded gains on disposition of property of $4.9 million. We recorded $1.1 million as our proportionate share of these gains through equity in earnings of unconsolidated affiliates.

During 2011, we provided a $38.3 million interest-only secured loan to our DLF I joint venture that was initially scheduled to mature in March 2012. During 2012, the outstanding balance of the loan was repaid as a result of our acquisition of an office property from the joint venture and through application of the net proceeds from the joint venture's sale of two office properties to third parties as noted above. We recorded $0.9 million and $1.3 million of interest income from this loan in interest and other income during the years ended December 31, 2012 and 2011, respectively.

Financing Arrangements

- SF-HIW Harborview Plaza, LP (“Harborview”)

Our joint venture partner in Harborview has the right to put its 80.0% equity interest in the joint venture to us in exchange for cash at any time during the one-year period commencing September 11, 2014. The value of the 80.0% equity interest will be determined at the time that our partner elects to exercise its put right, if ever, based upon the then fair market value of Harborview LP's assets and liabilities, less 3.0%, which amount was intended to cover the normal costs of a sale transaction. Because of the put option, this transaction is accounted for as a financing transaction. Accordingly, the assets, liabilities and operations related to Harborview, the office property owned by Harborview LP, remain in our Consolidated Financial Statements.

As a result, we initially established a gross financing obligation equal to the $12.7 million equity contributed by our joint venture partner. During 2012, our joint venture partner contributed an additional $1.8 million of equity to the joint venture. During each period, we increase the gross financing obligation for 80.0% of the net income before depreciation of Harborview, which is recorded as interest expense on financing obligation, and decrease the gross financing obligation for distributions made to our joint venture partner. At the end of each reporting period, the balance of the gross financing obligation is adjusted to equal the greater of the equity contributed by our joint venture partner or the current fair value of the put option, which is recorded as a valuation allowance. The valuation allowance is amortized on a straight-line basis prospectively through September 2014 as interest expense on financing obligation. The fair value of the put option was $12.7 million and $6.2 million at December 31, 2012 and

2011, respectively. We continue to depreciate Harborview and record all of the depreciation on our books. At such time as the put option expires or is otherwise terminated, we will record the transaction as a partial sale and recognize gain accordingly.

- Tax Increment Financing Bond

In connection with tax increment financing for construction of a parking garage, we are obligated to pay fixed special assessments over a 20-year period ending in 2019. The net present value of these assessments, discounted at the 6.93% interest rate on the underlying bond financing, is recorded as a financing obligation. We receive special tax revenues and property tax rebates recorded in interest and other income, which are intended, but not guaranteed, to provide funds to pay the special assessments. We acquired the underlying bond, which is recorded in prepaid and other assets, in a privately negotiated transaction in 2007. For additional information about this tax increment financing bond, see Note 11 to our Consolidated Financial Statements.

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

We consider our critical accounting estimates to be those used in the determination of the reported amounts and disclosure related to the following:

•	Real estate and related assets;

•	Impairments of real estate assets and investments in unconsolidated affiliates;

•	Sales of real estate;

•	Rental and other revenues; and

•	Allowance for doubtful accounts.

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

Real estate and other assets are classified as long-lived assets held for use or as long-lived assets held for sale. Real estate is classified as held for sale when the sale of the asset has been duly approved by the Company, a legally enforceable contract has been executed and the buyer's due diligence period has expired.

Impairments of Real Estate Assets and Investments in Unconsolidated Affiliates

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

Cost recovery income is determined on a calendar year and a lease-by-lease basis. The most common types of cost recovery income in our leases are common area maintenance (“CAM”) and real estate taxes, for which the customer pays its pro-rata share of operating and administrative expenses and real estate taxes in excess of a base year amount. The computation of cost recovery income is complex and involves numerous judgments, including the interpretation of terms and other customer lease provisions. Leases are not uniform in dealing with such cost recovery income and there are many variations in the computation. Many customers make monthly fixed payments of CAM, real estate taxes and other cost reimbursement items. We accrue cost recovery income related to these payments each month. We make quarterly accrual adjustments, positive or negative, to cost recovery income to adjust the recorded amounts to our best estimate of the final annual amounts to be billed and collected. After the end of the calendar year, we compute each customer's final cost recovery income and, after considering amounts paid by the customer during the year, issue a bill or credit for the appropriate amount to the customer. The differences between the amounts billed less previously received payments and the accrual adjustment are recorded as increases or decreases to cost recovery income when the final bills are prepared, which occurs during the first half of the subsequent year.

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

In calculating FFO, the Company includes net income attributable to noncontrolling interests in the Operating Partnership, which the Company believes is consistent with standard industry practice for REITs that operate through an UPREIT structure. The Company believes that it is important to present FFO on an as-converted basis since all of the Common Units not owned by the Company are redeemable on a one-for-one basis for shares of its Common Stock.

The following table sets forth the Company's total FFO, FFO available for common stockholders and FFO available for common stockholders per share ($ in thousands, except per share amounts).

	Year Ended December 31,
	2012	2011	2010
Funds from operations:
Net income	$84,235	$47,971	$72,303
Net (income) attributable to noncontrolling interests in consolidated affiliates	(786)	(755)	(485)
Depreciation and amortization of real estate assets	154,236	135,925	128,497
Impairments of depreciable properties	—	2,429	—
(Gains) on disposition of depreciable properties	—	—	(74)
(Gains) on disposition of investments in unconsolidated affiliates	—	—	(25,330)
Unconsolidated affiliates:
Depreciation and amortization of real estate assets	7,736	8,388	10,471
Impairments of depreciable properties	1,002	—	—
(Gains) on disposition of depreciable properties	(1,120)	—	—
Discontinued operations:
Depreciation and amortization of real estate assets	2,009	5,256	5,926
Impairments of depreciable properties	—	—	260
(Gains) on disposition of depreciable properties	(29,455)	(2,573)	(174)
Funds from operations	217,857	196,641	191,394
Dividends on Preferred Stock	(2,508)	(4,553)	(6,708)
Excess of Preferred Stock redemption/repurchase cost over carrying value	—	(1,895)	—
Funds from operations available for common stockholders	$215,349	$190,193	$184,686
Funds from operations available for common stockholders per share	$2.70	$2.50	$2.44
Weighted average shares outstanding (1)	79,678	76,189	75,578
__________

(1)	Includes assumed conversion of all potentially dilutive Common Stock equivalents.

In addition, the Company believes net operating income from continuing operations (“NOI”) and same property NOI are useful supplemental measures of the Company’s property operating performance because such metrics provide a performance measure of the revenues and expenses directly involved in owning real estate assets and provides a perspective not immediately apparent from net income or FFO. The Company defines NOI as rental and other revenues from continuing operations, less rental property and other expenses from continuing operations. The Company defines cash NOI as NOI less straight-line rent and lease termination fees. Other REITs may use different methodologies to calculate NOI and same property NOI.

As of December 31, 2012, our same property portfolio consisted of 284 in-service office, industrial and retail properties encompassing 25.8 million square feet that were wholly owned during the entirety of the periods presented (from January 1, 2011 to December 31, 2012). As of December 31, 2011, our same property portfolio consisted of 289 in-service office, industrial and retail properties encompassing 26.2 million square feet that were wholly owned during the entirety of the periods presented (from January 1, 2010 to December 31, 2011). The change in our same property portfolio was due to the addition of one office property encompassing 0.3 million square feet acquired during 2010 and three newly developed office properties encompassing 0.5 million square feet placed in service during 2010, offset by the removal of nine office properties encompassing 1.2 million square feet qualifying for discontinued operations during 2012.

Rental and other revenues related to properties not in our same property portfolio were $77.6 million and $34.3 million for the years ended December 31, 2012 and 2011, respectively. Rental property and other expenses related to properties not in our same property portfolio were $36.3 million and $18.2 million for the years ended December 31, 2012 and 2011, respectively.

The following table sets forth the Company’s NOI and same property NOI:

	Year Ended December 31,
	2012	2011
Income from continuing operations before disposition of property, condominiums and investments in unconsolidated affiliates and equity in earnings of unconsolidated affiliates	$45,239	$31,398
Other income	(6,380)	(7,363)
Interest expense	96,114	95,510
General and administrative expenses	37,377	35,727
Impairments of real estate assets	—	2,429
Depreciation and amortization	156,318	137,890
Net operating income from continuing operations	328,668	295,591
Less – non same property and other net operating income	41,285	16,150
Total same property net operating income from continuing operations	$287,383	$279,441

Rental and other revenues	$516,102	$463,444
Rental property and other expenses	187,434	167,853
Total net operating income from continuing operations	328,668	295,591
Less – non same property and other net operating income	41,285	16,150
Total same property net operating income from continuing operations	$287,383	$279,441

Total same property net operating income from continuing operations	$287,383	$279,441
Less – straight-line rent and lease termination fees	10,185	11,953
Same property cash net operating income from continuing operations	$277,198	$267,488

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

At December 31, 2012, we had $1,376.2 million principal amount of fixed rate debt outstanding (not including debt with a variable rate that is effectively fixed by related interest rate swaps). The estimated aggregate fair market value of this debt was $1,502.8 million. If interest rates had been 100 basis points higher, the aggregate fair market value of our fixed rate debt would have been approximately $60.8 million lower. If interest rates had been 100 basis points lower, the aggregate fair market value of our fixed rate debt would have been approximately $64.6 million higher.

At December 31, 2012, we had $483.0 million of variable rate debt outstanding not protected by interest rate hedge contracts. The estimated aggregate fair market value of this debt was $484.6 million. If the weighted average interest rate on this variable rate debt had been 100 basis points higher, the aggregate fair market value of our variable rate debt would have decreased by approximately $22.6 million and annual interest expense would increase $4.8 million. If the weighted average interest rate on this variable rate debt had been 100 basis points lower, the aggregate fair market value of our variable rate debt would have increased by approximately $23.9 million and annual interest expense would decrease $4.8 million.

At December 31, 2012, we had floating-to-fixed interest rate swaps with respect to an aggregate of $225.0 million LIBOR-based borrowings. These swaps effectively fix the underlying LIBOR rate at 1.678%. If LIBOR interest rates increase or decrease by 100 basis points, the aggregate fair market value of the swaps at December 31, 2012 would increase by $3.6 million or decrease by $22.2 million, respectively. We are exposed to certain losses in the event of nonperformance by the counterparties, which are major financial institutions, under the swaps. We regularly evaluate the financial condition of our counterparties using publicly available information. Based on this review, we currently expect the counterparties to perform fully under the swaps. However, if a counterparty defaults on its obligations under a swap, we could be required to pay the full rates on the applicable debt, even if such rates were in excess of the rate in the contract.

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

The CEO and CFO evaluations of our controls and procedures include a review of the controls' objectives and design, the controls' implementation by us and the effect of the controls on the information generated for use in this Annual Report. We seek to identify data errors, control problems or acts of fraud and confirm that appropriate corrective action, including process improvements, is undertaken. Our controls and procedures are also evaluated on an ongoing basis by or through the following:

•	activities undertaken and reports issued by employees responsible for testing our internal control over financial reporting;

•	quarterly sub-certifications by representatives from appropriate business and accounting functions to support the CEO's and CFO's evaluations of our controls and procedures;

•	other personnel in our finance and accounting organization;

•	members of our internal disclosure committee; and

•	members of the audit committee of the Company's Board of Directors.

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

Management's Annual Report on the Company's Internal Control Over Financial Reporting

The Company's management is required to establish and maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

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

Under the supervision of the Company's CEO and CFO, we conducted an evaluation of the effectiveness of the Company's internal control over financial reporting at December 31, 2012 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have concluded that, at December 31, 2012, the Company's internal control over financial reporting was effective. Deloitte & Touche LLP, our independent registered public accounting firm, has issued their attestation report, which is included below, on the effectiveness of the Company's internal control over financial reporting at December 31, 2012.

Management's Annual Report on the Operating Partnership's Internal Control Over Financial Reporting

The Operating Partnership is also required to establish and maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Under the supervision of the Company's CEO and CFO, we conducted an evaluation of the effectiveness of the Operating Partnership's internal control over financial reporting at December 31, 2012 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have concluded that, at December 31, 2012, the Operating Partnership's internal control over financial reporting was effective. SEC rules do not require us to obtain an attestation report of Deloitte & Touche LLP on the effectiveness of the Operating Partnership's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Highwoods Properties, Inc.
Raleigh, North Carolina

We have audited the internal control over financial reporting of Highwoods Properties, Inc. and subsidiaries (the "Company") as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on the Company's Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2012 of the Company and our report dated February 12, 2013 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ Deloitte & Touche LLP

Raleigh, North Carolina
February 12, 2013

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were also no changes in the Operating Partnership’s internal control over financial reporting during the fourth quarter of 2012 that materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

Policy Involving Hedging by Directors and Officers

The directors and officers of the Company may not directly or indirectly engage in any hedging transaction involving Common Stock or Common Units without the prior consent of the compensation and governance committee of the Company's board of directors. This includes holding Common Stock or Common Units in margin accounts or otherwise pledging Common Stock or Common Units to secure personal loans or lines of credit or similar forms of indebtedness. Since commencement of this policy in 2009, none of our officers or directors has engaged in any hedging transaction involving Common Stock or Common Units. One of our independent directors, Gene H. Anderson, pledged 400,000 Common Units and 65,000 shares of Common Stock to secure a personal line of credit before the adoption of this policy.

Change in Control Arrangements

On February 12, 2013, we entered into new change in control agreements with each of Edward J. Fritsch, Michael E. Harris, Terry L. Stevens and Jeffrey D. Miller that provide benefits to such officers in the event of certain involuntary or constructive terminations of employment within a three-year period after a change in control of the Company. The previously effective change in control agreements for Messrs. Fritsch, Harris, Stevens and Miller were each terminated in connection with the execution of the new agreements.

The new change in control agreements are substantially similar to the previously effective change in control agreements, except the new agreements do not provide for (a) benefits if the officer voluntarily resigns without good reason during the three-year period after a change in control of the Company or (b) gross-up payments to pay for applicable excise taxes on benefits payable under the agreements.

The new change in control agreements generally provide that, if within 36 months from the date of a change in control (as defined therein), the employment of the executive officer is terminated without cause, or the officer resigns with “good reason” (i.e. because such executive officer's responsibilities are changed, salary is reduced or responsibilities are diminished), such executive officer will be entitled to receive 2.99 times a base amount. An executive officer's base amount for these purposes is equal to 12 times the highest monthly salary paid to the executive officer during the 12-month period ending prior to a change in control plus the greater of (1) the average amount earned under our annual non-equity incentive program for the preceding three years or (2) the amount earned under such program during the most recently completed fiscal year. Each executive officer would also be entitled upon any such termination to receive a stay bonus otherwise payable on the first anniversary of a change in control in an amount equal to the base amount referred to in the preceding sentence. Additionally, our equity incentive plans provide for the immediate vesting of all options, restricted stock and benefits upon a change in control.

The initial expiration date for each of the agreements is February 12, 2016. Each agreement may be automatically extended for one additional year on each anniversary date unless we give notice at least 60 days prior to such anniversary date that the term will not be extended.

Additional Material Federal Income Tax Considerations

The following is a summary of certain additional material federal income tax considerations with respect to the ownership of our shares of common stock. This summary supplements and should be read together with “Material Federal Income Tax Considerations” in the prospectus dated February 9, 2011 and filed as part of a registration statement on Form S-3 (No. 333-172134).

Information Reporting Requirements and Backup Withholding Tax

U.S. Stockholders. For taxable years beginning after December 31, 2013, a U.S. withholding tax at a 30% rate will be imposed on dividends paid on our common stock received by U.S. stockholders who own their common stock through foreign accounts or foreign intermediaries if certain disclosure requirements related to U.S. accounts or ownership are not satisfied. In addition, if those disclosure requirements are not satisfied, a U.S. withholding tax at a 30% rate will be imposed, for taxable years beginning after December 31, 2016, on proceeds from the sale of our common stock received by U.S. shareholders who own their common shares through foreign accounts or foreign intermediaries. We will not pay any additional amounts in respect of any amounts withheld.

Non-U.S. Stockholders. For taxable years beginning after December 31, 2013, a U.S. withholding tax at a 30% rate will be imposed on dividends paid on our common stock received by certain non-U.S. stockholders if they held our common stock through foreign entities that fail to meet certain disclosure requirements related to U.S. persons that either have accounts with such entities or own equity interests in such entities. In addition, if those disclosure requirements are not satisfied, a U.S. withholding tax at a 30% rate will be imposed, for taxable years beginning after December 31, 2016, on proceeds from the sale of our common stock received by certain non-U.S. stockholders. If payment of withholding taxes is required, non-U.S. stockholders that are otherwise eligible for an exemption from, or reduction of, U.S. withholding taxes with respect of such dividends and proceeds will be required to seek a refund from the Internal Revenue Service to obtain the benefit or such exemption or reduction. We will not pay any additional amounts in respect of any amounts withheld.

Recent Legislation

Pursuant to recently enacted legislation, as of January 1, 2013, (1) the maximum tax rate on "qualified dividend income" received by U.S. stockholders taxed at individual rates is 20%, (2) the maximum tax rate on long-term capital gain applicable to U.S. stockholders taxed at individual rates is 20%, and (3) the highest marginal individual income tax rate is 39.6%. Pursuant to such legislation, the backup withholding rate remains at 28%. Such legislation also makes permanent certain federal income tax provisions that were scheduled to expire on December 31, 2012. We urge you to consult your tax advisors regarding the impact of this legislation on the purchase, ownership and sale of our common stock.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about the Company’s executive officers and directors and the code of ethics that applies to the Company’s chief executive officer and senior financial officers, which is posted on our website, is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 15, 2013. See Item X in Part I of this Annual Report for biographical information regarding the Company’s executive officers. The Company is the sole general partner of the Operating Partnership.

ITEM 11. EXECUTIVE COMPENSATION

Information about the compensation of the Company’s directors and executive officers is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 15, 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about the beneficial ownership of Common Stock and the Company’s equity compensation plans is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 15, 2013.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information about certain relationships and related transactions and the independence of the Company’s directors is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 15, 2013.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information about fees paid to and services provided by our independent registered public accounting firm is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 15, 2013.

PART IV

ITEM 15. EXHIBITS

Financial Statements

Reference is made to the Index to Consolidated Financial Statements on page 55 for a list of the consolidated financial statements of Highwoods Properties, Inc. and Highwoods Realty Limited Partnership included in this report.

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

4.2		Form of 3.625% Notes due January 15, 2023 (filed as part of the Company's Current Report on Form 8-K dated December 18, 2012)
4.3		Officers' Certificate Establishing the Terms of the 3.625% Notes, dated as of December 18, 2012 (filed as part of the Company's Current Report on Form 8-K dated December 18, 2012)
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

10.3	*	2009 Long-Term Equity Incentive Plan (filed as part of the Company’s Current Report on Form 8-K dated May 13, 2009)
10.4		Form of warrants to purchase Common Stock of the Company (filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997)
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

10.7
Credit Agreement, dated as of February 2, 2011, by and among the Company, the Operating Partnership and the Subsidiaries named therein and the Lenders named therein (filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.8
Amendment No. 1, dated as of July 27, 2011, to Credit Agreement, dated as of February 2, 2011, by and among the Company, the Operating Partnership and the Subsidiaries named therein and the Lenders named therein (filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

10.9
Second Amendment, dated as of October 11, 2012, to Credit Agreement, dated as of February 2, 2011, by and among the Company, the Operating Partnership and the Subsidiaries named therein and the Lenders named therein (filed as part of the Company's Current Report on Form 8-K dated October 11, 2012)

10.10	*	Highwoods Properties, Inc. Retirement Plan, effective as of March 1, 2006 (filed as part of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

Exhibit Number		Description
10.11	*	Amended and Restated Executive Supplemental Employment Agreement, dated as of February 12, 2012, between the Company and Edward J. Fritsch
10.12	*	Amended and Restated Executive Supplemental Employment Agreement, dated as of February 12, 2012, between the Company and Michael E. Harris
10.13	*	Amended and Restated Executive Supplemental Employment Agreement, dated as of February 12, 2012, between the Company and Terry L. Stevens
10.14	*	Amended and Restated Executive Supplemental Employment Agreement, dated as of February 12, 2012, between the Company and Jeffrey D. Miller
10.15	*	Highwoods Properties, Inc. Amended and Restated Employee Stock Purchase Plan (filed as part of the Company’s Current Report on Form 8-K dated May 12, 2010)
10.16	*	Amendment No. 1 to the Amended and Restated Employee Stock Purchase Plan of the Company (filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 2010)
10.17
Credit Agreement, dated as of January 11, 2012, by and among the Company, the Operating Partnership and the Subsidiaries named therein and the Lenders named therein (filed as part of the Company's Current Report on Form 8-K dated January 11, 2012)

10.18
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
__________

* Represents management contract or compensatory plan.

__________

All other schedules are omitted because they are not applicable or because the required information is included in our Consolidated Financial Statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Highwoods Properties, Inc.
Raleigh, North Carolina

We have audited the accompanying consolidated balance sheets of Highwoods Properties, Inc. and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Highwoods Properties, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Raleigh, North Carolina
February 12, 2013

HIGHWOODS PROPERTIES, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2012	2011
Assets:
Real estate assets, at cost:
Land	$374,212	$355,694
Buildings and tenant improvements	3,304,468	3,009,155
Development in process	21,198	—
Land held for development	117,784	105,206
	3,817,662	3,470,055
Less-accumulated depreciation	(947,567)	(869,046)
Net real estate assets	2,870,095	2,601,009
For-sale residential condominiums	—	4,751
Real estate and other assets, net, held for sale	—	124,273
Cash and cash equivalents	13,783	11,188
Restricted cash	19,702	26,666
Accounts receivable, net of allowance of $2,848 and $3,548, respectively	23,073	30,093
Mortgages and notes receivable, net of allowance of $182 and $61, respectively	25,472	18,600
Accrued straight-line rents receivable, net of allowance of $929 and $1,294, respectively	116,992	99,490
Investments in and advances to unconsolidated affiliates	66,800	100,367
Deferred financing and leasing costs, net of accumulated amortization of $77,383 and $62,319, respectively	170,023	127,774
Prepaid expenses and other assets, net of accumulated amortization of $12,318 and $15,089, respectively	44,488	36,781
Total Assets	$3,350,428	$3,180,992
Liabilities, Noncontrolling Interests in the Operating Partnership and Equity:
Mortgages and notes payable	$1,859,162	$1,868,906
Accounts payable, accrued expenses and other liabilities	172,146	148,607
Financing obligations	29,358	30,150
Liabilities held for sale	—	35,815
Total Liabilities	2,060,666	2,083,478
Commitments and contingencies
Noncontrolling interests in the Operating Partnership	124,869	110,655
Equity:
Preferred Stock, $.01 par value, 50,000,000 authorized shares;
8.625% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 29,077 shares issued and outstanding	29,077	29,077
Common Stock, $.01 par value, 200,000,000 authorized shares;
80,311,437 and 72,647,697 shares issued and outstanding, respectively	803	726
Additional paid-in capital	2,040,306	1,803,997
Distributions in excess of net income available for common stockholders	(897,418)	(845,853)
Accumulated other comprehensive loss	(12,628)	(5,734)
Total Stockholders’ Equity	1,160,140	982,213
Noncontrolling interests in consolidated affiliates	4,753	4,646
Total Equity	1,164,893	986,859
Total Liabilities, Noncontrolling Interests in the Operating Partnership and Equity	$3,350,428	$3,180,992
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Income
(in thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Rental and other revenues	$516,102	$463,444	$440,836
Operating expenses:
Rental property and other expenses	187,434	167,853	155,771
Depreciation and amortization	156,318	137,890	130,232
Impairments of real estate assets	—	2,429	—
General and administrative	37,377	35,727	32,948
Total operating expenses	381,129	343,899	318,951
Interest expense:
Contractual	92,838	91,458	87,409
Amortization of deferred financing costs	3,685	3,312	3,385
Financing obligations	(409)	740	2,157
	96,114	95,510	92,951
Other income:
Interest and other income	7,353	7,387	6,362
Losses on debt extinguishment	(973)	(24)	(705)
	6,380	7,363	5,657
Income from continuing operations before disposition of property, condominiums and investments in unconsolidated affiliates and equity in earnings of unconsolidated affiliates	45,239	31,398	34,591
Gains on disposition of property	—	764	74
Gains/(losses) on for-sale residential condominiums	444	(316)	276
Gains on disposition of investments in unconsolidated affiliates	—	2,282	25,330
Equity in earnings of unconsolidated affiliates	5,035	4,878	3,821
Income from continuing operations	50,718	39,006	64,092
Discontinued operations:
Income from discontinued operations	4,062	6,392	8,297
Net gains/(losses) on disposition of discontinued operations	29,455	2,573	(86)
	33,517	8,965	8,211
Net income	84,235	47,971	72,303
Net (income) attributable to noncontrolling interests in the Operating Partnership	(3,854)	(2,091)	(3,320)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(786)	(755)	(485)
Dividends on Preferred Stock	(2,508)	(4,553)	(6,708)
Excess of Preferred Stock redemption/repurchase cost over carrying value	—	(1,895)	—
Net income available for common stockholders	$77,087	$38,677	$61,790
Earnings per Common Share – basic:
Income from continuing operations available for common stockholders	$0.60	$0.42	$0.75
Income from discontinued operations available for common stockholders	0.42	0.12	0.11
Net income available for common stockholders	$1.02	$0.54	$0.86
Weighted average Common Shares outstanding – basic	75,811	72,281	71,578
Earnings per Common Share – diluted:
Income from continuing operations available for common stockholders	$0.60	$0.42	$0.75
Income from discontinued operations available for common stockholders	0.42	0.12	0.11
Net income available for common stockholders	$1.02	$0.54	$0.86
Weighted average Common Shares outstanding – diluted	79,678	76,189	75,578
Net income available for common stockholders:
Income from continuing operations available for common stockholders	$45,164	$30,158	$53,994
Income from discontinued operations available for common stockholders	31,923	8,519	7,796
Net income available for common stockholders	$77,087	$38,677	$61,790
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2012	2011	2010
Comprehensive income:
Net income	$84,235	$47,971	$72,303
Other comprehensive income/(loss):
Unrealized gains/(losses) on tax increment financing bond	411	234	(177)
Unrealized losses on cash flow hedges	(10,358)	(2,202)	—
Amortization of cash flow hedges	3,053	(118)	237
Sale of cash flow hedge related to disposition of investments in unconsolidated affiliate	—	—	103
Total other comprehensive income/(loss)	(6,894)	(2,086)	163
Total comprehensive income	77,341	45,885	72,466
Less-comprehensive (income) attributable to noncontrolling interests	(4,640)	(2,846)	(3,805)
Comprehensive income attributable to common stockholders	$72,701	$43,039	$68,661
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Equity
(in thousands, except share amounts)

	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Series B Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2009	71,285,303	$713	$29,092	$52,500	$1,751,398	$(3,811)	$5,183	$(701,932)	$1,133,143
Issuances of Common Stock, net	143,907	1	—	—	2,997	—	—	—	2,998
Conversions of Common Units to Common Stock	97,134	1	—	—	3,060	—	—	—	3,061
Dividends on Common Stock	—	—	—	—	—	—	—	(121,643)	(121,643)
Dividends on Preferred Stock	—	—	—	—	—	—	—	(6,708)	(6,708)
Adjustment of noncontrolling interests in the Operating Partnership to fair value	—	—	—	—	2,721	—	—	—	2,721
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	—	—	(568)	—	(568)
Acquisition of noncontrolling interest in consolidated affiliate	—	—	—	—	140	—	(640)	—	(500)
Issuances of restricted stock	164,143	—	—	—	—	—	—	—	—
Share-based compensation expense	—	2	—	—	6,570	—	—	—	6,572
Net (income) attributable to noncontrolling interests in the Operating Partnership	—	—	—	—	—	—	—	(3,320)	(3,320)
Net (income) attributable to noncontrolling interests in consolidated affiliates	—	—	—	—	—	—	485	(485)	—
Comprehensive income:
Net income	—	—	—	—	—	—	—	72,303	72,303
Other comprehensive income	—	—	—	—	—	163	—	—	163
Total comprehensive income									72,466
Balance at December 31, 2010	71,690,487	717	29,092	52,500	1,766,886	(3,648)	4,460	(761,785)	1,088,222
Issuances of Common Stock, net	758,389	8	—	—	23,262	—	—	—	23,270
Conversions of Common Units to Common Stock	64,469	—	—	—	1,906	—	—	—	1,906
Dividends on Common Stock	—	—	—	—	—	—	—	(122,745)	(122,745)
Dividends on Preferred Stock	—	—	—	—	—	—	—	(4,553)	(4,553)
Adjustment of noncontrolling interests in the Operating Partnership to fair value	—	—	—	—	3,955	—	—	—	3,955
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	—	—	(569)	—	(569)
Issuances of restricted stock	134,352	—	—	—	—	—	—	—	—
Redemptions/repurchases of Preferred Stock	—	—	(15)	(52,500)	1,895	—	—	(1,895)	(52,515)
Share-based compensation expense	—	1	—	—	6,093	—	—	—	6,094
Net (income) attributable to noncontrolling interests in the Operating Partnership	—	—	—	—	—	—	—	(2,091)	(2,091)
Net (income) attributable to noncontrolling interests in consolidated affiliates	—	—	—	—	—	—	755	(755)	—
Comprehensive income:
Net income	—	—	—	—	—	—	—	47,971	47,971
Other comprehensive loss	—	—	—	—	—	(2,086)	—	—	(2,086)
Total comprehensive income									45,885
Balance at December 31, 2011	72,647,697	$726	$29,077	$—	$1,803,997	$(5,734)	$4,646	$(845,853)	$986,859

HIGHWOODS PROPERTIES, INC. Consolidated Statements of Equity - Continued (in thousands, except share amounts)

	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Series B Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2011	72,647,697	$726	$29,077	$—	$1,803,997	$(5,734)	$4,646	$(845,853)	$986,859
Issuances of Common Stock, net	7,441,489	74	—	—	243,094	—	—	—	243,168
Conversions of Common Units to Common Stock	63,366	—	—	—	2,096	—	—	—	2,096
Dividends on Common Stock	—	—	—	—	—	—	—	(128,652)	(128,652)
Dividends on Preferred Stock	—	—	—	—	—	—	—	(2,508)	(2,508)
Adjustment of noncontrolling interests in the Operating Partnership to fair value	—	—	—	—	(16,491)	—	—	—	(16,491)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	—	—	(679)	—	(679)
Issuances of restricted stock	158,885	—	—	—	—	—	—	—	—
Share-based compensation expense	—	3	—	—	7,610	—	—	—	7,613
Net (income) attributable to noncontrolling interests in the Operating Partnership	—	—	—	—	—	—	—	(3,854)	(3,854)
Net (income) attributable to noncontrolling interests in consolidated affiliates	—	—	—	—	—	—	786	(786)	—
Comprehensive income:
Net income	—	—	—	—	—	—	—	84,235	84,235
Other comprehensive loss	—	—	—	—	—	(6,894)	—	—	(6,894)
Total comprehensive income									77,341
Balance at December 31, 2012	80,311,437	$803	$29,077	$—	$2,040,306	$(12,628)	$4,753	$(897,418)	$1,164,893
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2012	2011	2010
Operating activities:
Net income	$84,235	$47,971	$72,303
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	158,327	143,146	136,158
Amortization of lease incentives and acquisition-related intangible assets and liabilities	355	1,446	1,239
Share-based compensation expense	7,613	6,094	6,572
Allowance for losses on accounts and accrued straight-line rents receivable	1,059	2,521	4,009
Amortization of deferred financing costs	3,685	3,312	3,385
Amortization of cash flow hedges	3,053	(118)	237
Impairments of real estate assets	—	2,429	—
Losses on debt extinguishment	973	24	705
Net (gains)/losses on disposition of property	(29,455)	(3,337)	12
(Gains)/losses on for-sale residential condominiums	(444)	316	(276)
Gains on disposition of investments in unconsolidated affiliates	—	(2,282)	(25,330)
Equity in earnings of unconsolidated affiliates	(5,035)	(4,878)	(3,821)
Changes in financing obligations	(1,282)	(476)	708
Distributions of earnings from unconsolidated affiliates	4,618	5,029	4,433
Changes in operating assets and liabilities:
Accounts receivable	3,132	(8,498)	(3,290)
Prepaid expenses and other assets	(1,129)	(400)	370
Accrued straight-line rents receivable	(17,919)	(13,604)	(11,889)
Accounts payable, accrued expenses and other liabilities	(18,370)	16,701	5,012
Net cash provided by operating activities	193,416	195,396	190,537
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	(269,847)	(75,510)	(20,281)
Investments in development in process	(13,288)	(5,835)	(223)
Investments in tenant improvements and deferred leasing costs	(79,639)	(80,934)	(55,858)
Investments in building improvements	(35,799)	(22,287)	(26,355)
Net proceeds from disposition of real estate assets	152,456	17,717	6,801
Net proceeds from disposition of for-sale residential condominiums	5,195	3,020	4,952
Proceeds from disposition of investments in unconsolidated affiliates	—	4,756	15,000
Distributions of capital from unconsolidated affiliates	1,311	1,577	1,933
Investments in mortgage receivable	(8,648)	—	—
Repayments of mortgages and notes receivable	1,776	444	329
Investments in and advances/repayments to/from unconsolidated affiliates	8,291	(39,901)	(2,875)
Changes in restricted cash and other investing activities	(620)	(18,526)	(1,578)
Net cash used in investing activities	(238,812)	(215,479)	(78,155)
Financing activities:
Dividends on Common Stock	(128,652)	(122,745)	(121,643)
Redemptions/repurchases of Preferred Stock	—	(52,515)	—
Dividends on Preferred Stock	(2,508)	(4,553)	(6,708)
Distributions to noncontrolling interests in the Operating Partnership	(6,334)	(6,413)	(6,469)
Distributions to noncontrolling interests in consolidated affiliates	(679)	(569)	(568)
Acquisition of noncontrolling interest in consolidated affiliate	—	—	(500)
Proceeds from the issuance of Common Stock	249,489	23,270	2,998
Costs paid for the issuance of Common Stock	(3,600)	—	—
Repurchase of shares related to tax withholdings	(2,721)	—	—
Borrowings on revolving credit facility	524,100	525,800	37,500
Repayments of revolving credit facility	(863,100)	(193,800)	(7,500)
Borrowings on mortgages and notes payable	507,350	200,000	10,368
Repayments of mortgages and notes payable	(219,530)	(344,203)	(27,004)
Borrowings on financing obligations	1,839	—	—
Payments on financing obligations	(1,316)	(1,194)	(1,116)
Payments on debt extinguishment	(908)	—	(577)
Additions to deferred financing costs and other financing activities	(5,439)	(6,013)	(656)
Net cash provided by/(used in) financing activities	47,991	17,065	(121,875)

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows – Continued
(in thousands)

	Year Ended December 31,
	2012	2011	2010
Net increase/(decrease) in cash and cash equivalents	$2,595	$(3,018)	$(9,493)
Cash and cash equivalents at beginning of the period	11,188	14,206	23,699
Cash and cash equivalents at end of the period	$13,783	$11,188	$14,206

Supplemental disclosure of cash flow information:

	Year Ended December 31,
	2012	2011	2010
Cash paid for interest, net of amounts capitalized	$93,547	$90,838	$86,395

Supplemental disclosure of non-cash investing and financing activities:

	Year Ended December 31,
	2012	2011	2010
Unrealized losses on cash flow hedges	$(10,358)	$(2,202)	$—
Conversion of Common Units to Common Stock	2,096	1,906	3,061
Changes in accrued capital expenditures	8,116	11,048	(1,946)
Write-off of fully depreciated real estate assets	48,978	48,565	43,955
Write-off of fully amortized deferred financing and leasing costs	19,176	19,987	15,719
Unrealized gains/(losses) on marketable securities of non-qualified deferred compensation plan	475	(119)	382
Settlement of financing obligation	—	—	4,184
Adjustment of noncontrolling interests in the Operating Partnership to fair value	16,491	(3,955)	(2,721)
Unrealized gain/(loss) on tax increment financing bond	411	234	(177)
Mortgages receivable from seller financing	—	—	17,030
Assumption of mortgages and notes payable related to acquisition activities	7,837	192,367	40,306
Reduction of advances to unconsolidated affiliates related to acquisition activities	26,000	—	—
Issuances of Common Units to noncontrolling interests to acquire real estate assets	2,299	—	—

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(tabular dollar amounts in thousands, except per share data)

1.    Description of Business and Significant Accounting Policies

Description of Business

Highwoods Properties, Inc., together with its consolidated subsidiaries (the “Company”), is a fully-integrated, self-administered and self-managed equity real estate investment trust (“REIT”) that provides leasing, management, development, construction and other customer-related services for its properties and for third parties. The Company conducts virtually all of its activities through Highwoods Realty Limited Partnership (the “Operating Partnership”). At December 31, 2012, the Company and/or the Operating Partnership wholly owned: 301 in-service office, industrial and retail properties, comprising 29.7 million square feet; 649 acres of undeveloped land suitable for future development, of which 566 acres are considered core assets; and one office development property. In addition, we owned interests (50.0% or less) in 32 in-service office properties, a rental residential development property and 11 acres of undeveloped land suitable for future development, which includes a 12.5% interest in a 261,000 square foot office property directly owned by the Company (not included in the Operating Partnership’s Consolidated Financial Statements).

The Company is the sole general partner of the Operating Partnership. At December 31, 2012, the Company owned all of the Preferred Units and 79.9 million, or 95.6%, of the Common Units in the Operating Partnership. Limited partners, including two directors of the Company, own the remaining 3.7 million Common Units. In the event the Company issues shares of Common Stock, the net proceeds of the issuance are contributed to the Operating Partnership in exchange for additional Common Units. Generally, the Operating Partnership is required to redeem each Common Unit at the request of the holder thereof for cash equal to the value of one share of the Company’s Common Stock, $0.01 par value, based on the average of the market price for the 10 trading days immediately preceding the notice date of such redemption, provided that the Company at its option may elect to acquire any such Common Units presented for redemption for cash or one share of Common Stock. The Common Units owned by the Company are not redeemable. During 2012, the Company redeemed 63,366 Common Units for a like number of shares of Common Stock and the Operating Partnership issued 66,864 Common Units to acquire real estate assets. As a result of this activity, in conjunction with the proceeds from issuances of Common Stock contributed to the Operating Partnership in exchange for additional Common Units, the percentage of Common Units owned by the Company increased from 95.1% at December 31, 2011 to 95.6% at December 31, 2012.

Basis of Presentation

Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Our Consolidated Balance Sheet at December 31, 2011 was retrospectively revised from previously reported amounts to reflect in real estate and other assets, net, held for sale and liabilities held for sale those properties which qualified as held for sale during 2012. Our Consolidated Statements of Income for the years ended December 31, 2011 and 2010 were retrospectively revised from previously reported amounts to reflect in discontinued operations the operations for those properties that qualified for discontinued operations during 2012. Prior period amounts related to capital expenditures in our Consolidated Statements of Cash Flows have been disaggregated to conform to the current period presentation.

The Consolidated Financial Statements include the Operating Partnership, wholly owned subsidiaries and those subsidiaries in which we own a majority voting interest with the ability to control operations of the subsidiaries and where no substantive participating rights or substantive kick out rights have been granted to the noncontrolling interests. We consolidate partnerships, joint ventures and limited liability companies when we control the major operating and financial policies of the entity through majority ownership or in our capacity as general partner or managing member. Five of the 50.0% or less owned in-service office properties are consolidated. In addition, we consolidate those entities deemed to be variable interest entities in which we are determined to be the primary beneficiary. At December 31, 2012, we had involvement with, but are not the primary beneficiary in, an entity that we concluded to be a variable interest entity (see Note 3). All intercompany transactions and accounts have been eliminated.

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

Real Estate and Related Assets

Real estate and related assets are recorded at cost and stated at cost less accumulated depreciation. Renovations, replacements and other expenditures that improve or extend the life of assets are capitalized and depreciated over their estimated useful lives. Expenditures for ordinary maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful life of 40 years for buildings and depreciable land infrastructure costs, 15 years for building improvements and five to seven years for furniture, fixtures and equipment. Tenant improvements are amortized using the straight-line method over initial fixed terms of the respective leases, which generally are from three to 10 years. Depreciation expense for real estate assets was $129.0 million, $120.8 million and $117.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Real estate and other assets are classified as long-lived assets held for use or as long-lived assets held for sale. Real estate is classified as held for sale when the sale of the asset has been duly approved by the Company, a legally enforceable contract has been executed and the buyer's due diligence period has expired.

Impairments of Real Estate Assets and Investments in Unconsolidated Affiliates

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

Cost recovery income is determined on a calendar year and a lease-by-lease basis. The most common types of cost recovery income in our leases are common area maintenance (“CAM”) and real estate taxes, for which the customer pays its pro-rata share of operating and administrative expenses and real estate taxes in excess of a base year amount. The computation of cost recovery income is complex and involves numerous judgments, including the interpretation of terms and other customer lease provisions. Leases are not uniform in dealing with such cost recovery income and there are many variations in the computation. Many customers make monthly fixed payments of CAM, real estate taxes and other cost reimbursement items. We accrue income related to these payments each month. We make quarterly accrual adjustments, positive or negative, to cost recovery income to adjust the recorded amounts to our best estimate of the final annual amounts to be billed and collected. After the end of the calendar year, we compute each customer's final cost recovery income and, after considering amounts paid by the customer during the year, issue a bill or credit for the appropriate amount to the customer. The differences between the amounts billed less previously received payments and the accrual adjustment are recorded as increases or decreases to cost recovery income when the final bills are prepared, which occurs during the first half of the subsequent year.

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

For-Sale Residential Condominiums

For-sale residential condominiums include completed, but unsold, condominium inventory. We initially record receipts of earnest money deposits in accounts payable, accrued expenses and other liabilities in accordance with the deposit method. We then record completed sales when units close and the remaining net cash is received. All for-sale residential condominiums were sold as of December 31, 2012.

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

Restricted Cash

Restricted cash represents cash deposits that are legally restricted or held by third parties on our behalf, such as construction-related escrows, property disposition proceeds set aside and designated or intended to fund future tax-deferred exchanges of qualifying real estate investments, escrows and reserves for debt service, real estate taxes and property insurance established pursuant to certain mortgage financing arrangements and any deposits made with lenders to unencumber secured properties.

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

Concentration of Credit Risk

At December 31, 2012, our Wholly Owned Properties were leased to 1,711 customers. The geographic locations that comprise greater than 10.0% of our rental and other revenues are Raleigh, NC, Atlanta, GA, Tampa, FL, Nashville, TN and Kansas City, MO. Our customers engage in a wide variety of businesses. No single customer of the Wholly Owned Properties generated more than 10.0% of our consolidated revenues during 2012.

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

Derivative Financial Instruments

We borrow funds at a combination of fixed and variable rates. Borrowings under our revolving credit facility and bank term loans bear interest at variable rates. Our long-term debt, which consists of secured and unsecured long-term financings and the issuance of unsecured debt securities, typically bears interest at fixed rates although some loans bear interest at variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we enter into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold or issue these derivative contracts for trading or speculative purposes. The interest rate on all of our variable rate debt is generally adjusted at one or three month intervals, subject to settlements under these interest rate hedge contracts. We also enter into treasury lock and similar agreements from time to time in order to limit our exposure to an increase in interest rates with respect to future debt offerings.

Interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss ("AOCL") and is subsequently reclassified into interest expense in the period that the hedged forecasted transaction affects earnings. Interest rate hedge contracts typically contain a provision whereby if we default on any of our indebtedness, we could also be declared in default on our hedge contracts.

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

2.    Real Estate Assets

Acquisitions

During 2012, we acquired:

•	a 492,000 square foot office property in Atlanta, GA for a purchase price of $144.9 million;

•	a 616,000 square foot office property in Pittsburgh, PA for a purchase price of $91.2 million;

•
three medical office properties in Greensboro, NC for a purchase price of $29.6 million, which consisted of the issuance of 66,864 Common Units to noncontrolling interests, contingent consideration with fair value at the acquisition date of $0.7 million, and the assumption of secured debt due August 2014 recorded at fair value of $7.9 million, with an effective interest rate of 4.06%;

•
a 178,300 square foot office property in Cary, NC from our DLF I joint venture for an agreed upon value of $26.0 million, the net proceeds of which were used to reduce the balance of the advance due to us from the joint venture; and

•	68 acres of development land currently zoned for 1.3 million square feet of future office development in Nashville, TN for a purchase price of $15.0 million.

We expensed $1.5 million of acquisition costs (included in general and administrative expenses) in 2012 related to these acquisitions. The assets acquired and liabilities assumed were recorded at fair value as determined by management based on information available at the acquisition date and on current assumptions as to future operations.

The following table sets forth a summary of the assets acquired and liabilities assumed in the acquisition of the 492,000 square foot office building in Atlanta, GA discussed in the preceding paragraph:

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

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

2.     Real Estate Assets - Continued

The following table sets forth our rental and other revenues and net income, adjusted for interest expense and depreciation and amortization related to purchase price allocations and acquisition costs, assuming the 492,000 square foot office building in Atlanta, GA discussed in the preceding paragraphs had been acquired on January 1, 2011:

	Year Ended December 31,
	2012	2011
	(unaudited)
Pro forma rental and other revenues	$530,613	$479,908
Pro forma net income	$84,135	$44,817
Pro forma earnings per share - basic	$1.02	$0.49
Pro forma earnings per share - diluted	$1.01	$0.49

During 2011, we acquired a six-building, 1.54 million square foot office complex in Pittsburgh, PA for a purchase price of $188.5 million. The purchase price included the assumption of secured debt recorded at fair value of $124.5 million, with an effective interest rate of 4.27%, including amortization of deferred financing costs. This debt matures in November 2017. We expensed $4.0 million of costs related to this acquisition (included in general and administrative expenses). Additionally, we acquired a 503,000 square foot office building in Atlanta, GA for a purchase price of $78.3 million. The purchase price included the assumption of secured debt recorded at fair value of $67.9 million, with an effective interest rate of 5.45%, including amortization of deferred financing costs. This debt matures in January 2014. We expensed $0.3 million of costs related to this acquisition.

The following table sets forth a summary of the acquisition purchase price consideration for each major class of assets acquired and liabilities assumed in the acquisitions discussed above:

Total Purchase Price Allocation
Real estate assets	$241,602
Acquisition-related intangible assets (in deferred financing and leasing costs)	39,721
Furniture, fixtures and equipment (in prepaid expenses and other assets)	1,101
Acquisition-related below market lease liabilities (in accounts payable, accrued expenses and other liabilities)	(15,627)
Total allocation	$266,797

The following table sets forth our rental and other revenues and net income, adjusted for interest expense and depreciation and amortization related to purchase price allocations and acquisition costs, assuming the 1.54 million square foot office complex in Pittsburgh, PA and the 503,000 square foot office building in Atlanta, GA discussed in the preceding paragraph had been acquired on January 1, 2010:

	Year Ended December 31,
	2011	2010
	(unaudited)
Pro forma rental and other revenues	$505,072	$491,573
Pro forma net income	$45,674	$65,409
Pro forma earnings per share - basic	$0.50	$0.77
Pro forma earnings per share - diluted	$0.50	$0.77

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

2.     Real Estate Assets - Continued

During 2011, we also acquired a 48,000 square foot medical office property in Raleigh, NC for $8.9 million and expensed $0.1 million of acquisition costs related to this transaction.

During 2010, we acquired a 336,000 square foot office property in Memphis, TN for $52.6 million. This purchase price included the assumption of secured debt recorded at fair value of $40.3 million, with an effective interest rate of 6.43%. This debt matures in November 2015. We expensed $0.4 million of acquisition costs related to this transaction. We also acquired a 117,000 square foot office property and 32.6 acres of development land in Tampa, FL for $12.0 million. We expensed $0.2 million of acquisition costs related to this transaction. Lastly, we acquired our partner’s interest in a joint venture that owned for-sale residential condominiums for $0.5 million.

Dispositions

During 2012, we sold:

•	three non-core buildings in Jackson, MS and Atlanta, GA for a sale price of $86.5 million and recorded gain on disposition of discontinued operations of $14.0 million;

•	five non-core office properties in Nashville, TN for a sale price of $41.0 million and recorded gain on disposition of discontinued operations of $7.0 million;

•	a non-core office property in Pinellas County, FL for a sale price of $9.5 million and recorded gain on disposition of discontinued operations of $1.4 million;

•	a non-core office property in Kansas City, MO for a sale price of $6.5 million and recorded gain on disposition of discontinued operations of $1.9 million;

•	96 vacant non-core rental residential units in Kansas City, MO for a sale price of $11.0 million and recorded gain on disposition of discontinued operations of $5.1 million; and

•	17 for-sale residential condominiums in Raleigh, NC for a sale price of $5.5 million and recorded a net gain of $0.4 million. All for-sale residential condominiums were sold as of December 31, 2012.

During 2011, we sold an office property and adjacent land parcel in a single transaction in Winston-Salem, NC for $15.0 million and recorded gain on disposition of discontinued operations of $2.6 million related to the office property and gain on disposition of property of $0.3 million related to the land.

During 2010, we sold seven office properties in Winston Salem, NC and six industrial properties in Greensboro, NC in two separate transactions for $24.9 million. In the aggregate, we received cash of $7.9 million, provided seller financing of $17.0 million and committed to lend up to an additional $1.7 million for tenant improvements and lease commissions, of which $0.2 million was funded as of December 31, 2012. We have accounted for these dispositions using the installment method, whereby the $0.4 million gain on disposition of property related to the office properties has been deferred and will be recognized when the seller financing is repaid, and recorded impairment of $0.3 million related to the industrial properties. In 2010, we also recorded a completed sale in connection with the disposition of an office property in Raleigh, NC in the fourth quarter of 2009 where the buyer's limited right to compel us to repurchase the property expired and recorded a gain of $0.2 million.

Impairments

During 2011, we recorded impairments of real estate assets of $2.4 million related to two office properties located in Orlando, FL due to a change in the assumed timing of future dispositions, which reduced the future expected cash flows from the properties.

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

3.    Mortgages and Notes Receivable

The following table sets forth our mortgages and notes receivable:

	December 31,
	2012	2011
Seller financing (first mortgages)	$15,853	$17,180
Less allowance	—	—
	15,853	17,180
Mortgage receivable	8,648	—
Less allowance	—	—
	8,648	—
Promissory notes	1,153	1,481
Less allowance	(182)	(61)
	971	1,420
Mortgages and notes receivable, net	$25,472	$18,600

Our mortgages and notes receivable consist primarily of seller financing issued in conjunction with two disposition transactions in 2010 (see Note 2) and acquisition financing provided to a third party buyer of adjacent development land in Nashville, TN (see below).

The seller financing is evidenced by first mortgages secured by the assignment of rents and the underlying real estate assets. We evaluate the collectability of the receivables by monitoring the leasing statistics and market fundamentals of these assets. As of December 31, 2012, the payments on both mortgages receivable were current and there were no other indicators of impairment on the receivables. We may be required to take impairment charges in the future if and to the extent the underlying collateral diminishes in value.

During 2012, we provided an $8.6 million loan to a third party, which was used by such third party to fund a portion of the purchase price to acquire 77 acres of mixed-use development land adjacent to our 68-acre office development parcel in Nashville, TN. Initially, the loan is scheduled to mature in December 2015 and bears interest at 5.0% per year. The loan can be extended by the third party for up to three additional years, subject to applicable increases in the interest rate. We also agreed to loan such third party approximately $8.4 million to fund future infrastructure development on its 77-acre development parcel. Both loans are or will be secured by the 77-acre development parcel. We concluded this arrangement to be an interest in a variable interest entity. However, since we do not have the power to direct matters that most significantly impact the activities of the entity, we do not qualify as the primary beneficiary. Accordingly, the entity is not consolidated and the arrangement is accounted for in mortgages and notes receivable in our Consolidated Balance Sheet at December 31, 2012. Our risk of loss with respect to this arrangement is limited to the carrying value of the note receivable and the future infrastructure development funding commitment.

The following table sets forth our notes receivable allowance, which relates only to promissory notes:

	December 31,
	2012	2011
Beginning notes receivable allowance	$61	$868
Bad debt expense	186	196
Recoveries/write-offs/other	(65)	(1,003)
Total notes receivable allowance	$182	$61

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

4.    Investments in and Advances to Affiliates

Unconsolidated Affiliates

We have equity interests of up to 50.0% in various joint ventures with unrelated third parties that are accounted for using the equity method of accounting because we have the ability to exercise significant influence over their operating and financing policies. As a result, the assets and liabilities of these joint ventures are not included in our Consolidated Financial Statements.

The following table sets forth our ownership in unconsolidated affiliates at December 31, 2012:

Joint Venture	Location of Properties	Ownership Interest
Concourse Center Associates, LLC	Greensboro, NC	50.0%
Plaza Colonnade, LLC	Kansas City, MO	50.0%
Lofts at Weston, LLC	Raleigh, NC	50.0%
Board of Trade Investment Company	Kansas City, MO	49.0%
Highwoods DLF 97/26 DLF 99/32, LP	Atlanta, GA; Greensboro, NC; Orlando, FL	42.9%
Highwoods KC Glenridge Office, LLC	Atlanta, GA	40.0%
Highwoods KC Glenridge Land, LLC	Atlanta, GA	39.9%
HIW-KC Orlando, LLC	Orlando, FL	40.0%
Kessinger/Hunter, LLC	Kansas City, MO	26.5%
Highwoods DLF Forum, LLC	Raleigh, NC	25.0%
Highwoods DLF 98/29, LLC	Atlanta, GA; Charlotte, NC; Greensboro, NC; Raleigh, NC; Orlando, FL	22.8%
4600 Madison Associates, LP	Kansas City, MO	12.5%

The following table sets forth combined summarized financial information for our unconsolidated affiliates:

	December 31,
	2012	2011
Balance Sheets:
Assets:
Real estate assets, net	$491,180	$536,088
All other assets, net	113,734	96,944
Total Assets	$604,914	$633,032
Liabilities and Partners’ or Shareholders’ Equity:
Mortgages and notes payable (1)	$370,393	$406,875
All other liabilities	24,507	21,808
Partners’ or shareholders’ equity	210,014	204,349
Total Liabilities and Partners’ or Shareholders’ Equity	$604,914	$633,032
Our share of historical partners’ or shareholders’ equity	$63,847	$59,584
Advances to unconsolidated affiliate	—	38,323
Net excess of cost of investments over the net book value of underlying net assets (2)	2,953	2,460
Carrying value of investments in and advances to unconsolidated affiliates	$66,800	$100,367
Our share of unconsolidated non-recourse mortgage debt (1)	$137,261	$146,926
__________

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

4.    Investments in and Advances to Affiliates – Continued

(1)	Our share of scheduled future principal payments, including amortization, due on mortgages and notes payable at December 31, 2012 is as follows:

2013	$23,458
2014	57,163
2015	21,821
2016	1,054
2017	26,452
Thereafter	7,313
$137,261

All of this joint venture debt is non-recourse to us except in the case of customary exceptions pertaining to such matters as misuse of funds, environmental conditions and material misrepresentations.

(2)	This amount represents the aggregate difference between our historical cost basis and the basis reflected at the joint venture level, which is typically depreciated over the life of the related asset.

	Year Ended December 31,
	2012	2011	2010
Income Statements:
Rental and other revenues	$101,233	$100,958	$119,868
Expenses:
Rental property and other expenses	47,762	44,584	56,868
Depreciation and amortization	25,253	26,430	31,401
Impairments of real estate assets	7,180	—	—
Interest expense	20,953	23,762	27,956
Total expenses	101,148	94,776	116,225
Income before disposition of properties	85	6,182	3,643
Gains on disposition of properties	11,184	—	—
Net income	$11,269	$6,182	$3,643
Our share of:
Depreciation and amortization	$7,736	$8,388	$10,471
Impairments of real estate assets	$1,002	$—	$—
Interest expense	$7,368	$8,163	$10,545
Gains on disposition of properties	$1,120	$—	$—
Net income	$3,304	$2,429	$1,466

Our share of net income	$3,304	$2,429	$1,466
Adjustment for management and other fees	1,731	2,449	2,355
Equity in earnings of unconsolidated affiliates	$5,035	$4,878	$3,821

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

4.    Investments in and Advances to Affiliates – Continued

The following summarizes additional information related to certain of our unconsolidated affiliates:

- Lofts at Weston, LLC

During 2011, we and Ravin Partners, LLC (“Ravin”) formed Lofts at Weston, LLC, in which we have a 50.0% ownership interest. We contributed 15.0 acres of land at an agreed upon value of $2.4 million to this joint venture, and Ravin contributed $1.2 million in cash and agreed to guarantee the joint venture's development loan. The joint venture then distributed $1.2 million to us and we recorded a gain of $0.3 million on this transaction. Ravin manages and operates this joint venture, which is constructing 215 rental residential units at a total cost of $25.9 million, of which $15.2 million had been incurred as of December 31, 2012. Ravin is the developer, manager and leasing agent and will receive customary fees from the joint venture.

- Highwoods DLF 97/26 DLF 99/32, L.P. (“DLF II”)

During 2012, DLF II obtained a $50.0 million, three-year secured mortgage loan from a third party lender, bearing a fixed interest rate of 3.5% on $39.1 million of the loan and a floating interest rate of LIBOR plus 250 basis points on $10.9 million of the loan, which was used by the joint venture to repay a secured loan at maturity to a third party lender.

- Kessinger/Hunter, LLC

Kessinger/Hunter, LLC, which is managed by our joint venture partner, provides leasing services to certain of our Wholly Owned Properties in Kansas City, MO in exchange for customary fees from us. Kessinger/Hunter, LLC received $1.1 million, $2.1 million and $0.8 million from us for these services in 2012, 2011 and 2010, respectively.

- Highwoods DLF 98/29, LLC (“DLF I”)

At the formation of this joint venture in 1999, our partner contributed excess cash to the venture that was distributed to us under the joint venture agreements. We are required to repay this excess cash to our partner over time, as discussed in Note 9.

During 2012, DLF I sold two office properties to third parties for $15.5 million and recorded gains on disposition of property of $4.9 million. We recorded $1.1 million as our proportionate share of these gains through equity in earnings of unconsolidated affiliates.

During 2012, we recorded $1.0 million as our share of impairments of real estate assets on two office properties in our DLF I joint venture, due to a decline in projected occupancy and a change in the assumed holding period of those assets, which reduced the expected future cash flows from the properties.

During 2011, we provided a $38.3 million interest-only secured loan to DLF I that was initially scheduled to mature in March 2012. During 2012, the outstanding balance of the loan was repaid as a result of our acquisition of an office property from the joint venture and through application of the net proceeds from the joint venture's sale of two office properties to third parties as noted above. We recorded $0.9 million and $1.3 million of interest income from this loan in interest and other income during the years ended December 31, 2012 and 2011, respectively.

- Des Moines, IA Joint Ventures

During 2010, we sold our equity interests in a series of unconsolidated joint ventures relating to properties in Des Moines, IA. The assets in the joint ventures included 1.7 million square feet of office, 788,000 square feet of industrial and 45,000 square feet of retail properties, as well as 418 apartment units. In connection with the closing, we received $15.0 million in cash. We had a negative book basis in certain of the joint ventures, primarily as a result of prior cash distributions to the partners. As a result, we recorded gain on disposition of investment in unconsolidated affiliates of $25.3 million.

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

4.    Investments in and Advances to Affiliates – Continued

- HIW Development B, LLC

During 2011, our joint venture partner exercised its option to acquire our 10.0% equity interest in the HIW Development B, LLC joint venture, which had recently completed construction of a build-to-suit office property in Charlotte, NC. As a result, we received gross proceeds of $4.8 million and recorded a gain on disposition of investment in unconsolidated affiliate related to this merchant build project of $2.3 million.

- Other Activities

We receive development, management and leasing fees for services provided to certain of our joint ventures. These fees are recognized in income to the extent of our respective joint venture partner's interest. During the years ended December 31, 2012, 2011 and 2010, we recognized $2.4 million, $3.1 million and $2.7 million, respectively, of development, management and leasing fees from our unconsolidated joint ventures. At December 31, 2012 and 2011, we had receivables of $0.9 million and $1.0 million, respectively, related to these fees in accounts receivable.

Consolidated Affiliates

The following summarizes our consolidated affiliates:

- Highwoods-Markel Associates, LLC (“Markel”)

We have a 50.0% ownership interest in Markel. We are the manager and leasing agent for Markel's properties located in Richmond, VA and receive customary management and leasing fees. We consolidate Markel since we are the general partner and control the major operating and financial policies of the joint venture. As controlling partner, we have an obligation to cause this property-owning entity to distribute proceeds of liquidation to the noncontrolling interest partner in these partially owned properties only if the net proceeds received by the entity from the sale of our assets warrant a distribution as determined by the agreement. We estimate the value of noncontrolling interest distributions would have been $15.6 million had the entity been liquidated at December 31, 2012. This estimated settlement value is based on the fair value of the underlying properties which is based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for customers, changes in market rental rates and costs to operate each property. If the entity's underlying assets are worth less than the underlying liabilities on the date of such liquidation, we would have no obligation to remit any consideration to the noncontrolling interest holder.

- SF-HIW Harborview Plaza, LP (“Harborview”)

We have a 20.0% interest in Harborview. We are the manager and leasing agent for Harborview's property located in Tampa, FL and receive customary management and leasing fees. As further described in Note 8, we account for this joint venture as a financing obligation since our partner has the right to put its interest back to us in the future.

During 2012, we provided a three-year, $20.8 million interest-only secured loan to Harborview that is scheduled to mature in September 2015, which the joint venture used to repay a secured loan at maturity to a third party lender. This new loan bears interest at LIBOR plus 500 basis points, subject to a LIBOR floor of 0.5%. Because Harborview is a consolidated joint venture, this loan and related interest income and expense are eliminated in consolidation.

- Plaza Residential, LLC (“Plaza Residential”)

In 2007, our taxable REIT subsidiary formed the Plaza Residential joint venture with an unrelated party to develop and sell 139 for-sale residential condominiums constructed above a wholly owned office property in Raleigh, NC. We initially had a 93.0% interest in Plaza Residential. In 2010, we acquired our partner's 7.0% ownership interest for $0.5 million. During the years ended December 31, 2012, 2011 and 2010, we received $5.5 million, $3.2 million and $5.3 million, respectively, in gross proceeds and recorded $5.1 million, $3.5 million and $5.0 million, respectively, of cost of assets sold from condominium sales, including impairment charges, if any. As of December 31, 2012, all of the for-sale residential condominiums have been sold.

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

5.    Intangible Assets and Below Market Lease Liabilities

The following table sets forth total intangible assets and acquisition-related below market lease liabilities, net of accumulated amortization:

	December 31,
	2012	2011
Assets:
Deferred financing costs	$21,759	$18,044
Less accumulated amortization	(7,862)	(5,797)
	13,897	12,247
Deferred leasing costs (including lease incentives and acquisition-related intangible assets)	225,647	172,049
Less accumulated amortization	(69,521)	(56,522)
	156,126	115,527
Deferred financing and leasing costs, net	$170,023	$127,774

Liabilities (in accounts payable, accrued expenses and other liabilities):
Acquisition-related below market lease liabilities	$37,019	$16,441
Less accumulated amortization	(3,383)	(971)
	$33,636	$15,470
The following table sets forth amortization of intangible assets and acquisition-related below market lease liabilities:

	Year Ended December 31,
	2012	2011	2010
Amortization of deferred financing costs	$3,685	$3,312	$3,385
Amortization of deferred leasing costs and acquisition-related intangible assets (in depreciation and amortization)	$27,731	$20,980	$17,383
Amortization of lease incentives (in rental and other revenues)	$1,439	$1,371	$1,239
Amortization of acquisition-related intangible assets (in rental and other revenues)	$1,357	$915	$531
Amortization of acquisition-related intangible assets (in rental property and other expenses)	$186	$—	$—
Amortization of acquisition-related below market lease liabilities (in rental and other revenues)	$(2,627)	$(840)	$(96)

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

5.    Intangible Assets and Below Market Lease Liabilities - Continued

The following table sets forth scheduled future amortization of intangible assets and acquisition-related below market lease liabilities:

Years Ending December 31,	Amortization of Deferred Financing Costs	Amortization of Deferred Leasing Costs and Acquisition-Related Intangible Assets (in Depreciation and Amortization)	Amortization of Lease Incentives (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental Property and Other Expenses)	Amortization of Acquisition-Related Below Market Lease Liabilities (in Rental and Other Revenues)
2013	$3,521	$29,636	$1,314	$1,277	$553	$(4,149)
2014	3,224	25,200	1,163	989	553	(4,067)
2015	2,594	20,391	928	754	553	(3,801)
2016	1,519	16,877	734	659	553	(3,499)
2017	1,225	14,141	654	587	553	(3,256)
Thereafter	1,814	33,569	2,065	780	1,643	(14,864)
	$13,897	$139,814	$6,858	$5,046	$4,408	$(33,636)
Weighted average remaining amortization periods as of December 31, 2012 (in years)	4.6	6.9	7.7	5.6	8.0	9.9

The following table sets forth the intangible assets acquired and below market lease liabilities assumed as a result of 2012 acquisition activity:

	Acquisition-Related Intangible Assets (amortized in Rental and Other Revenues)	Acquisition-Related Intangible Assets (amortized in Depreciation and Amortization)	Acquisition-Related Intangible Assets (amortized in Rental Property and Other Expenses)	Acquisition-Related Below Market Lease Liabilities (amortized in Rental and Other Revenues)
Amount recorded from acquisition activity	$2,636	$37,247	$4,593	$(20,934)
Weighted average remaining amortization periods (in years)	5.3	8.7	8.0	10.6

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

6.    Mortgages and Notes Payable

Our mortgages and notes payable consist of the following:

	December 31,
	2012	2011
Secured indebtedness: (1)
5.45% (5.12% effective rate) mortgage loan due 2014 (2)	67,604	67,809
5.18% (4.22% effective rate) mortgage loan due 2017 (3)	120,924	123,613
6.03% mortgage loan due 2013	—	125,264
5.68% mortgage loan due 2013	107,289	110,343
5.17% (6.43% effective rate) mortgage loan due 2015 (4)	39,805	40,015
6.88% mortgage loans due 2016	110,671	112,075
7.50% mortgage loan due 2016	45,662	46,181
5.74% to 9.00% mortgage loans due between 2012 and 2016 (5) (6) (7)	57,652	72,640
Variable rate construction loan due 2012	—	17,802
	549,607	715,742
Unsecured indebtedness:
5.85% (5.88% effective rate) notes due 2017 (8)	379,194	391,164
7.50% notes due 2018	200,000	200,000
3.625% (3.752% effective rate) notes due 2023 (9)	247,361	—
Variable rate term loan due 2016 (10)	35,000	200,000
Variable rate term loan due 2018 (11)	200,000	—
Variable rate term loan due 2019 (12)	225,000	—
Revolving credit facility due 2015 (13)	23,000	362,000
	1,309,555	1,153,164
Total	$1,859,162	$1,868,906
__________

(1)
The secured mortgage loans payable are collateralized by real estate assets with an aggregate undepreciated book value of $966.9 million at December 31, 2012. Our fixed rate mortgage loans generally are either locked out to prepayment for all or a portion of their term or are prepayable subject to certain conditions including prepayment penalties.

(2)	Includes unamortized fair market premium of $0.2 million as of December 31, 2012.

(3)	Includes unamortized fair market premium of $4.6 million as of December 31, 2012.

(4)	Net of unamortized fair market value discount of $1.2 million as of December 31, 2012.

(5)	Includes mortgage debt related to Harborview, a consolidated 20.0% owned joint venture, of $21.0 million at December 31, 2011. See Note 8.

(6)	Includes mortgage debt related to Markel, a consolidated 50.0% owned joint venture, of $33.1 million and $34.0 million at December 31, 2012 and 2011, respectively. See Note 10.

(7)	Net of unamortized fair market value premium of $0.5 million and $0.3 million at December 31, 2012 and 2011, respectively.

(8)	Net of unamortized original issuance discount of $0.5 million and $0.6 million at December 31, 2012 and 2011, respectively.

(9)	Net of unamortized original issuance discount of $2.6 million at December 31, 2012.

(10)	The interest rate is 2.42% at December 31, 2012.

(11)	The interest rate is 1.87% at December 31, 2012.

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

6.    Mortgages and Notes Payable - Continued

(12)
As more fully described in Note 7, we entered into floating-to-fixed interest rate swaps that effectively fix LIBOR for the full amount and duration of this loan. Accordingly, the equivalent fixed rate of this loan is 3.58%.

(13)	The interest rate is 1.71% at December 31, 2012.

The following table sets forth scheduled future principal payments, including amortization, due on our mortgages and notes payable at December 31, 2012:

Years Ending December 31,	Principal Amount
2013	$123,537
2014	112,283
2015	67,733
2016	193,217
2017	488,617
Thereafter	873,775
$1,859,162

Our $475.0 million unsecured revolving credit facility is scheduled to mature on June 27, 2015 and includes an accordion feature that allows for an additional $75.0 million of borrowing capacity subject to additional lender commitments. Assuming no defaults have occurred, we have an option to extend the maturity for an additional year. The interest rate at our current credit ratings is LIBOR plus 150 basis points and the annual facility fee is 35 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody's Investors Service or Standard & Poor's Ratings Services. We use our revolving credit facility for working capital purposes and for the short-term funding of our development and acquisition activity and, in certain instances, the repayment of other debt. The continued ability to borrow under the revolving credit facility allows us to quickly capitalize on strategic opportunities at short-term interest rates. There was $23.0 million and $25.0 million outstanding under our revolving credit facility at December 31, 2012 and February 1, 2013, respectively. At both December 31, 2012 and February 1, 2013, we had $0.1 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at December 31, 2012 and February 1, 2013 was $451.9 million and $449.9 million, respectively.

During 2012, we repaid the remaining balances of $52.1 million of our variable rate, secured construction loan bearing interest of 1.07% and a $123.0 million secured mortgage loan bearing interest of 6.03% that was scheduled to mature in March 2013. One of our consolidated affiliates also repaid a $20.8 million secured loan that bore interest at 6.06% and matured in October 2012. We incurred no penalties related to these repayments. Real estate assets having a gross book value of $193 million became unencumbered in connection with the payoff of these secured loans. We also paid down $12.2 million of secured loan balances through principal amortization during 2012.

During 2012, the Operating Partnership issued $250 million aggregate principal amount of 3.625% Notes due January 15, 2023, less original issue discount of $2.7 million. These notes were priced at 98.94% for an effective yield of 3.752%. Underwriting fees and other expenses were incurred that aggregated $2.1 million; these costs were deferred and will be amortized over the term of the notes.

During 2012, we modified our $200.0 million, five-year unsecured bank term loan, which was originally scheduled to mature in February 2016. The loan is now scheduled to mature in January 2018 and the interest rate was reduced from LIBOR plus 220 basis points to LIBOR plus 165 basis points. We incurred $0.9 million of deferred financing fees in connection with the modification, which will be amortized along with existing unamortized deferred loan fees over the remaining term of the new loan. Proceeds from two new participants, aggregating $35.0 million, were used to reduce amounts outstanding under our revolving credit facility. Two of the original participants, which still hold an aggregate $35.0 million of the principal balance under the original term loan, will be fully paid off on or before February 25, 2013.

During 2012, we repurchased $12.1 million principal amount of unsecured notes due March 2017 bearing interest of 5.85% for a purchase price of 107.5% of par value. We recorded $1.0 million of loss on debt extinguishment related to this repurchase.

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

6.    Mortgages and Notes Payable - Continued

During 2012, we obtained a $225.0 million, seven-year unsecured bank term loan bearing interest of LIBOR plus 190 basis points. The underlying LIBOR rate has been effectively fixed for the entire seven-year term through floating-to-fixed interest rate swaps discussed in Note 7. The counterparties under the swaps are the same financial institutions that participated in the term loan.

During 2011, we repaid the remaining balance of $184.2 million of a secured mortgage loan bearing interest of 7.05% that was scheduled to mature in January 2012 and the remaining $10.0 million of a three-year unsecured term loan bearing interest of 3.90% that was scheduled to mature in February 2012. We incurred no penalties related to these early repayments. We also obtained a $200.0 million, five-year unsecured bank term loan bearing interest of LIBOR plus 220 basis points.

During 2010, we repaid $10.0 million of our $20.0 million, three-year unsecured term loan. Additionally, we repaid the $5.8 million remaining balance outstanding on the mortgage payable secured by our 96 rental residential units, which we sold in 2012 as described in Note 4. We incurred a penalty of $0.6 million related to this early repayment, which is included in loss on debt extinguishment.

We are currently in compliance with the debt covenants and other requirements with respect to our debt.

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

The Operating Partnership has $379.2 million carrying amount of 2017 bonds outstanding, $200.0 million carrying amount of 2018 bonds outstanding and $247.4 million carrying amount of 2023 bonds outstanding. The indenture that governs these outstanding notes requires us to comply with customary operating covenants and various financial ratios. The trustee or the holders of at least 25.0% in principal amount of either series of bonds can accelerate the principal amount of such series upon written notice of a default that remains uncured after 60 days.

Capitalized Interest

Total interest capitalized to development projects was $1.0 million, $0.6 million and $1.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

7.	Derivative Financial Instruments

We have six floating-to-fixed interest rate swaps through January 2019 each with respect to an aggregate of $225.0 million LIBOR-based borrowings. These swaps effectively fix the underlying LIBOR rate at a weighted average of 1.678%. The counterparties under the swaps are major financial institutions. The swap agreements contain a provision whereby if we default on any of our indebtedness, if greater than $10.0 million, and which defaults results in repayment of such indebtedness being, or becoming capable of being, accelerated by the lender, then we could also be declared in default on our derivative obligations. These swaps have been designated as and are being accounted for as cash flow hedges with changes in fair value recorded in other comprehensive income each reporting period. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on our cash flow hedges during the year ended December 31, 2012. We have no collateral requirements related to our interest rate swaps.

Amounts reported in AOCL related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During 2013, we estimate that $3.3 million will be reclassified to interest expense.

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

7.	Derivative Financial Instruments - Continued

The following table sets forth the fair value of our derivative instruments:

	Fair Value as of December 31,
	2012	2011
Liability Derivatives:
Derivatives designated as cash flow hedges in accounts payable, accrued expenses and other liabilities:
Interest rate swaps	$9,369	$2,202

The following table sets forth the effect of our cash flow hedges on AOCL and interest expense:

	Year Ended December 31,
	2012	2011	2010
Derivatives Designated as Cash Flow Hedges:
Amount of unrealized losses recognized in AOCL on derivatives (effective portion):
Interest rate swaps	$(10,358)	$(2,202)	$—
Amount of (gains)/losses reclassified out of AOCL into contractual interest expense (effective portion):
Interest rate swaps	$3,053	$(118)	$237

8.	Financing Arrangements

Our financing obligations consist of the following:

	December 31,
	2012	2011
Harborview financing obligation	$17,571	$17,086
Tax increment financing bond	11,787	13,064
Total	$29,358	$30,150

Harborview

Our joint venture partner in Harborview has the right to put its 80.0% equity interest in the joint venture to us in exchange for cash at any time during the one-year period commencing September 11, 2014. The value of the 80.0% equity interest will be determined at the time that our partner elects to exercise its put right, if ever, based upon the then fair market value of Harborview LP's assets and liabilities, less 3.0%, which amount was intended to cover the normal costs of a sale transaction. Because of the put option, this transaction is accounted for as a financing transaction. Accordingly, the assets, liabilities and operations related to Harborview, the office property owned by Harborview LP remain in our Consolidated Financial Statements.

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

8.	Financing Arrangements - Continued

As a result, we initially established a gross financing obligation equal to the $12.7 million equity contributed by our joint venture partner. During 2012, our joint venture partner contributed an additional $1.8 million of equity to the joint venture. During each period, we increase the gross financing obligation for 80.0% of the net income before depreciation of Harborview, which is recorded as interest expense on financing obligation, and decrease the gross financing obligation for distributions made to our joint venture partner. At the end of each reporting period, the balance of the gross financing obligation is adjusted to equal the greater of the equity contributed by our joint venture partner or the current fair value of the put option, which is recorded as a valuation allowance. The valuation allowance is amortized on a straight-line basis prospectively through September 2014 as interest expense on financing obligation. The fair value of the put option was $12.7 million and $6.2 million at December 31, 2012 and 2011, respectively. We continue to depreciate Harborview and record all of the depreciation on our books. At such time as the put option expires or is otherwise terminated, we will record the transaction as a partial sale and recognize gain accordingly.

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

Capitalized Ground Lease Obligation

The capitalized ground lease obligation represents an obligation to the lessor of land on which we constructed a wholly owned office property. We initially recorded the land and associated financing obligation at the net present value of the fixed rental payments and purchase option through the ninth year at the inception of the lease using a discount rate of 7.10%. The liability accretes as interest expense until it equals the amount of the purchase option. During 2012, this ground lease was conveyed as part of the disposition of an office property in Atlanta, GA.

9.	Commitments and Contingencies

Operating Ground Leases

Certain Wholly Owned Properties are subject to operating ground leases. Rental payments on these leases are adjusted periodically based on either the consumer price index or on a pre-determined schedule. Total rental property expense recorded on the straight-line basis for operating ground leases was $1.5 million, $1.4 million and $1.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The following table sets forth our scheduled obligations for future minimum payments on operating ground leases at December 31, 2012:

Years Ending December 31,	Minimum Payments
2013	$2,383
2014	2,404
2015	2,427
2016	2,451
2017	2,476
Thereafter	49,875
$62,016

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

9.	Commitments and Contingencies - Continued

Lease and Contractual Commitments

We have $122.0 million of lease and contractual commitments at December 31, 2012. Lease and contractual commitments represent commitments under signed leases and contracts for operating properties (excluding tenant-funded tenant improvements) and contracts for development/redevelopment projects, of which $22.1 million was recorded on the Consolidated Balance Sheet at December 31, 2012.

DLF I Obligation

At the formation of DLF I, the amount our partner contributed in cash to the venture and subsequently distributed to us was determined to be $7.2 million in excess of the amount required based on its ownership interest and the agreed-upon value of the real estate assets. We are required to repay this amount over 14 years, beginning in the first quarter of 1999. The $7.2 million was discounted to net present value of $3.8 million using a discount rate of 9.62% specified in the agreement. Payments of $0.6 million were made in each of the years ended December 31, 2012, 2011 and 2010. The balance at December 31, 2012 and 2011 was $0.2 million and $0.8 million, respectively, which is included in accounts payable, accrued expenses and other liabilities.

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

The following table sets forth noncontrolling interests in the Operating Partnership:

	Year Ended December 31,
	2012	2011
Beginning noncontrolling interests in the Operating Partnership	$110,655	$120,838
Adjustments of noncontrolling interests in the Operating Partnership to fair value	16,491	(3,955)
Issuances of Common Units	2,299	—
Conversion of Common Units to Common Stock	(2,096)	(1,906)
Net income attributable to noncontrolling interests in the Operating Partnership	3,854	2,091
Distributions to noncontrolling interests in the Operating Partnership	(6,334)	(6,413)
Total noncontrolling interests in the Operating Partnership	$124,869	$110,655

The following table sets forth net income available for common stockholders and transfers from noncontrolling interests in the Operating Partnership:

	Year Ended December 31,
	2012	2011	2010
Net income available for common stockholders	$77,087	$38,677	$61,790
Increase in additional paid in capital from conversion of Common Units to Common Stock	2,096	1,906	3,060
Issuances of Common Units	(2,299)	—	—
Change from net income available for common stockholders and transfers from noncontrolling interests	$76,884	$40,583	$64,850

Noncontrolling Interests in Consolidated Affiliates

At December 31, 2012, noncontrolling interests in consolidated affiliates relates to our joint venture partner's 50.0% interest in office properties located in Richmond, VA. Our joint venture partner is an unrelated third party.

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

Our Level 2 asset is the fair value of certain of our mortgages and notes receivable, which was estimated by the income approach utilizing contractual cash flows and market-based interest rates to approximate the price that would be paid in an orderly transaction between market participants.

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

Our Level 3 assets include (1) certain of our mortgages and notes receivable, which were estimated by the income approach utilizing internal cash flow projections and market interest rates to estimate the price that would be paid in an orderly transaction between market participants, (2) our tax increment financing bond, which is not routinely traded but whose fair value is determined by the income approach utilizing contractual cash flows and market-based interest rates to estimate the projected redemption value based on quoted bid/ask prices for similar unrated municipal bonds, and (3) any real estate assets and for-sale residential condominiums recorded at fair value on a non-recurring basis as a result of our quarterly impairment analysis, which were valued using broker opinion of value and substantiated by internal cash flow projections.

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

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

11.	Disclosure About Fair Value of Financial Instruments – Continued

		Level 1	Level 2	Level 3
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
Assets:
Mortgages and notes receivable, at fair value (1)	$24,725	$—	$16,077	$8,648
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	3,354	3,354	—	—
Tax increment financing bond (in prepaid expenses and other assets)	14,496	—	—	14,496
Total Assets	$42,575	$3,354	$16,077	$23,144
Noncontrolling Interests in the Operating Partnership	$124,869	$124,869	$—	$—
Liabilities:
Mortgages and notes payable, at fair value (1)	$1,987,364	$—	$1,987,364	$—
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	9,369	—	9,369	—
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	3,354	3,354	—	—
Contingent consideration to acquire real estate assets (in accounts payable, accrued expenses and other liabilities)	563	—	—	563
Financing obligations, at fair value (1)	23,252	—	—	23,252
Total Liabilities	$2,023,902	$3,354	$1,996,733	$23,815

		Level 1	Level 2	Level 3
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
Assets:
Mortgages and notes receivable, at fair value (1)	$18,990	$—	$18,990	$—
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	3,149	3,149	—	—
Tax increment financing bond (in prepaid expenses and other assets)	14,788	—	—	14,788
Impaired real estate assets and for-sale residential condominiums	12,767	—	—	12,767
Total Assets	$49,694	$3,149	$18,990	$27,555
Noncontrolling Interests in the Operating Partnership	$110,655	$110,655	$—	$—
Liabilities:
Mortgages and notes payable, at fair value (1)	$1,959,438	$—	$1,959,438	$—
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	2,202	—	2,202	—
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	3,149	3,149	—	—
Financing obligations, at fair value (1)	17,572	—	—	17,572
Total Liabilities	$1,982,361	$3,149	$1,961,640	$17,572
__________
(1)    Amounts recorded at historical cost on our Consolidated Balance Sheets at December 31, 2012 and 2011, respectively.

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

11.	Disclosure About Fair Value of Financial Instruments – Continued

The following table sets forth the changes in our Level 3 asset and liability, which are recorded at fair value on our Consolidated Balance Sheets on a recurring basis:

	December 31,
	2012	2011
Asset:
Tax Increment Financing Bond:
Beginning balance	$14,788	$15,699
Principal repayment	(703)	(1,145)
Unrealized gains (in AOCL)	411	234
Ending balance	$14,496	$14,788
Liability:
Contingent Consideration to Acquire Real Estate Assets:
Beginning balance	$—	$—
Fair value at acquisition date	677	—
Unrealized gains (in general and administrative expenses)	(114)	—
Ending balance	$563	$—

During 2007, we acquired a tax increment financing bond associated with a parking garage developed by us. This bond amortizes to maturity in 2020. The estimated fair value at December 31, 2012 was $1.9 million below the outstanding principal due on the bond. If the discount rate used to fair value this bond was 100 basis points higher or lower, the fair value of the bond would have been $0.5 million lower or $0.5 million higher, respectively, as of December 31, 2012. We intend to hold this bond and have concluded that we will not be required to sell this bond before recovery of the bond principal. Payment of the principal and interest for the bond is guaranteed by us. We have recorded no credit losses related to the bond during the years ended December 31, 2012 and 2011. There is no legal right of offset with the liability, which we report as a financing obligation, related to this tax increment financing bond.

The following table sets forth quantitative information about the unobservable inputs of our Level 3 asset and liability, which are recorded at fair value on our Consolidated Balance Sheets on a recurring basis:

	Fair Value at December 31, 2012	Valuation Technique	Unobservable Input	Rate/ Percentage
Asset:
Tax increment financing bond	$14,496	Income approach	Discount rate	10.34%
Liability:
Contingent consideration to acquire real estate assets	$563	Income approach	Payout percentage	75.00%

12.	Equity

Common Stock Issuances

The Company has entered into equity sales agreements with various financial institutions to offer and sell, from time to time, shares of its Common Stock by means of ordinary brokers' transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices or as otherwise agreed with any of the institutions. During 2012, the Company issued 7,245,837 shares of Common Stock under these agreements at an average gross price of $33.12 per share and received net proceeds, after sales commissions and expenses, of $236.4 million. During 2011, the Company issued 378,200 shares of Common Stock under these agreements at an average gross price of $35.09 per share and received net proceeds, after sales commissions, of $13.1 million.

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

12.	Equity - Continued

Common Stock Dividends

Dividends declared and paid per share of Common Stock aggregated $1.70 for each of the years ended December 31, 2012, 2011 and 2010.

The following table sets forth the estimated taxability to the common stockholders of dividends per share for federal income tax purposes:

	Year Ended December 31,
	2012	2011	2010
Ordinary income	$1.28	$1.15	$0.41
Capital gains	0.24	—	0.44
Return of capital	0.18	0.55	0.85
Total	$1.70	$1.70	$1.70

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

The following table sets forth our Preferred Stock:

Preferred Stock Issuances	Issue Date	Number of Shares Outstanding	Carrying Value	Liquidation Preference Per Share	Optional Redemption Date	Annual Dividends Payable Per Share
		(in thousands)
December 31, 2012
8.625% Series A Cumulative Redeemable	2/12/1997	29	$29,077	$1,000	2/12/2027	$86.25
December 31, 2011
8.625% Series A Cumulative Redeemable	2/12/1997	29	$29,077	$1,000	2/12/2027	$86.25

The following table sets forth the estimated taxability to the preferred stockholders of dividends per share for federal income tax purposes:

	Year Ended December 31,
	2012	2011	2010
8.625% Series A Cumulative Redeemable:
Ordinary income	$72.46	$86.25	$41.80
Capital gains	13.79	—	44.45
Total	$86.25	$86.25	$86.25
8.000% Series B Cumulative Redeemable:
Ordinary income	$—	$1.05	$0.97
Capital gains	—	—	1.03
Total	$—	$1.05	$2.00

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

12.	Equity - Continued

Our tax returns have not been examined by the Internal Revenue Service (“IRS”) and, therefore, the taxability of dividends is subject to change.

Warrants

At December 31, 2012 and 2011, there were 15,000 warrants outstanding with an exercise price of $32.50 per share. These warrants have no expiration date.

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

Officer, Management and Director Compensation Programs

Our officers participate in an annual non-equity incentive program whereby they are eligible for incentive cash payments based on a percentage of their annual base salary. Each officer has a target annual non-equity incentive payment percentage that ranges from 30% to 130% of base salary depending on the officer’s position. The officer’s actual incentive payment for the year is the product of the target annual incentive payment percentage times a “performance factor,” which can range from zero to 200%. This performance factor depends upon the relationship between how various performance criteria compare with predetermined goals. For an officer who has division responsibilities, goals for certain performance criteria are based partly on the division’s actual performance relative to that division’s established goals and partly on actual total performance. Incentive payments are accrued and expensed in the year earned.

Certain other employees participate in an annual non-equity incentive program whereby a target annual cash incentive payment is established based upon the job responsibilities of their position. Incentive payment eligibility ranges from 10% to 30% of annual base salary. The actual incentive payment is determined by our overall performance and the individual’s performance during each year. These incentive payments are also accrued and expensed in the year earned.

Our officers generally receive annual grants of stock options and restricted stock on or about March 1 of each year. Restricted stock grants are also made annually to directors and certain other employees. Except as set forth in the next sentence, dividends received on restricted stock are non-forfeitable and are paid at the same rate and on the same date as on shares of Common Stock. Commencing in 2012 with respect to shares of restricted stock issued to our chief executive officer and subject to any delay in payment that would result in adverse tax consequences under Section 409A of the Code, dividends will accumulate and be payable only if and to the extent the shares vest. Dividends paid on subsequently forfeited shares are expensed. Additional total return-based restricted stock may be issued at the end of the three-year periods if actual performance exceeds certain levels of performance. Such additional shares, if any, would be fully vested when issued. No expense is recorded for additional shares of total return-based restricted stock that may be issued at the end of the three-year period since that possibility is reflected in the grant date fair value. The following table sets forth the number of shares of Common Stock reserved for future issuance:

	December 31,
	2012	2011
Outstanding stock options and warrants	1,144,309	1,224,455
Possible future issuance under equity incentive plans	2,047,550	2,363,695
	3,191,859	3,588,150

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

13.	Employee Benefit Plans - Continued

Of the possible future issuance under equity incentive plans at December 31, 2012, no more than 0.6 million can be in the form of restricted stock. At December 31, 2012, we had 119.7 million remaining shares of Common Stock authorized to be issued under our charter.

During the years ended December 31, 2012, 2011 and 2010, we recognized $7.6 million, $6.1 million and $6.6 million, respectively, of share-based compensation expense. Because REITs generally do not pay income taxes, we do not realize tax benefits on share-based payments. At December 31, 2012, there was $4.5 million of total unrecognized share-based compensation costs, which will be recognized over vesting periods that have a weighted average remaining term of 2.4 years.

- Stock Options

Stock options issued prior to 2005 vest ratably over four years and remain outstanding for 10 years. Stock options issued beginning in 2005 vest ratably over a four-year period and remain outstanding for seven years. The value of all options as of the date of grant is calculated using the Black-Scholes option-pricing model and is amortized over the respective vesting or service period. The fair values of options granted during 2012, 2011 and 2010 were $5.47, $6.47 and $4.96, respectively, per option. The fair values of the options granted were determined at the grant dates using the following assumptions:

	2012	2011	2010
Risk free interest rate (1)	1.1%	2.4%	2.6%
Common stock dividend yield (2)	5.3%	5.0%	5.9%
Expected volatility (3)	33.4%	32.5%	32.2%
Average expected option life (years) (4)	5.75	5.75	5.75
__________

(1)	Represents the interest rate as of the grant date on US treasury bonds having the same life as the estimated life of the option grants.

(2)	The dividend yield is calculated utilizing the dividends paid for the previous one-year period and the per share price of Common Stock on the date of grant.

(3)	Based on the historical volatility of Common Stock over a period relevant to the related stock option grant.

(4)	The average expected option life is based on an analysis of our historical data.

The following table sets forth stock option activity:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Balances at December 31, 2009	1,467,773	$27.15
Options granted	190,826	29.05
Options exercised	(178,403)	22.54
Balances at December 31, 2010	1,480,196	27.95
Options granted	146,581	33.93
Options exercised	(417,322)	26.79
Balances at December 31, 2011	1,209,455	29.08
Options granted	190,886	31.97
Options exercised	(271,032)	26.87
Balances at December 31, 2012 (1) (2)	1,129,309	$30.10
__________

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

13.	Employee Benefit Plans - Continued

(1)	The outstanding options at December 31, 2012 had a weighted average remaining life of 3.3 years.

(2)
We have 634,550 options exercisable at December 31, 2012 with a weighted average exercise price of $30.75, weighted average remaining life of 2.1 years and intrinsic value of $2.6 million. Of these exercisable options, 173,007 had exercise prices higher than the market price of our Common Stock at December 31, 2012.

Cash received or receivable from options exercised was $7.4 million, $11.9 million and $4.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $1.9 million, $3.0 million and $1.7 million, respectively. The total intrinsic value of options outstanding at December 31, 2012, 2011 and 2010 was $5.0 million, $3.3 million and $7.2 million, respectively. We generally do not permit the net cash settlement of exercised stock options, but do permit net share settlement so long as the shares received are held for at least one year. We have a policy of issuing new shares to satisfy stock option exercises.

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

The following table sets forth time-based restricted stock activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted shares outstanding at December 31, 2009	316,074	$28.60
Awarded and issued (1)	88,930	29.05
Vested (2)	(138,745)	31.81
Forfeited	(1,933)	25.86
Restricted shares outstanding at December 31, 2010	264,326	27.08
Awarded and issued (1)	76,966	33.70
Vested (2)	(116,631)	30.64
Restricted shares outstanding at December 31, 2011	224,661	28.02
Awarded and issued (1)	90,983	32.27
Vested (2)	(92,239)	27.14
Forfeited	(903)	30.12
Restricted shares outstanding at December 31, 2012	222,502	$30.31
__________

(1)	The fair value at grant date of time-based restricted stock issued during the years ended December 31, 2012, 2011 and 2010 was $2.9 million, $2.6 million and $2.6 million, respectively.

(2)
The vesting date fair value of time-based restricted stock that vested during the years ended December 31, 2012, 2011 and 2010 was $2.9 million, $3.9 million and $4.3 million, respectively. Vested shares include those shares repurchased for withholding taxes.

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

13.	Employee Benefit Plans - Continued

- Total Return-Based Restricted Stock

During 2012, 2011 and 2010, we issued shares of total return-based restricted stock to officers that will vest from zero to 250% based on (1) our absolute total returns for certain pre-determined three-year periods relative to defined target returns and (2) whether our total return exceeds the average total returns of a selected group of peer companies. The grant date fair value of such shares of total return-based restricted stock was determined to be $38.71, $41.02 and $29.05, respectively, of the market value of a share of Common Stock as of the grant date and is amortized over the respective three-year period. The fair values of the total return-based restricted stock granted were determined at the grant dates using the following assumptions:

	2012	2011	2010
Risk free interest rate (1)	0.4%	1.0%	1.3%
Common stock dividend yield (2)	5.4%	5.4%	5.6%
Expected volatility (3)	43.7%	42.8%	42.5%
__________

(1)	Represents the interest rate as of the grant date on US treasury bonds having the same life as the estimated life of the total return-based restricted stock grants.

(2)	The dividend yield is calculated utilizing the dividends paid for the previous one-year period and the per share price of Common Stock on the date of grant.

(3)	Based on the historical volatility of Common Stock over a period relevant to the related total return-based restricted stock grant.

The following table sets forth total return-based restricted stock activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted shares outstanding at December 31, 2009	202,775	$22.05
Awarded and issued (1)	77,624	29.05
Vested (2)	(47,257)	38.50
Forfeited	(1,307)	22.99
Restricted shares outstanding at December 31, 2010	231,835	21.03
Awarded and issued (1)	57,386	41.02
Vested (2)	(66,417)	13.79
Forfeited	(99,975)	13.79
Restricted shares outstanding at December 31, 2011	122,829	34.86
Awarded and issued (1)	67,902	38.71
Vested (2)	(32,722)	29.47
Forfeited	(32,721)	29.47
Restricted shares outstanding at December 31, 2012	125,288	$32.87
__________

(1)
The fair value at grant date of total return-based restricted stock issued during the years ended December 31, 2012, 2011 and 2010 was $2.6 million, $2.4 million and $2.3 million, respectively. There were no performance-based restricted stock issued subsequent to 2008.

(2)
The vesting date fair value of total return-based and other types of performance-based restricted stock that vested during the years ended December 31, 2012, 2011 and 2010 was $1.1 million, $2.0 million and $1.6 million, respectively. Vested shares include those shares repurchased for withholding taxes.

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

13.	Employee Benefit Plans - Continued

Retirement Plan

We have adopted a retirement plan applicable to all employees, including officers, who, at the time of retirement, have at least 30 years of continuous qualified service or are at least 55 years old and have at least 10 years of continuous qualified service. Subject to advance retirement notice and execution of a non-compete agreement with us, eligible retirees are entitled to receive a pro rata amount of the annual incentive payment earned during the year of retirement. Stock options and restricted stock granted by us to such eligible retiree during his or her employment would be non-forfeitable and vest according to the terms of their original grants. For employees who meet the age and service eligibility requirements, 100% of their annual grants are expensed at the grant date as if fully vested.

Deferred Compensation

Prior to 2010, officers could elect to defer all or a portion of their base salary and/or amounts earned under our annual non-equity incentive plan, which was then invested in unrelated mutual funds under our non-qualified deferred compensation plan. These investments are recorded at fair value, which aggregated $3.4 million and $3.1 million at December 31, 2012 and 2011, respectively, and are included in prepaid expenses and other assets, with an offsetting deferred compensation liability recorded in accounts payable, accrued expenses and other liabilities. Deferred amounts ultimately payable to the officers and directors are based on the value of the related mutual fund investments. Accordingly, changes in the value of the unrelated mutual funds are recorded in interest and other income and the corresponding offsetting changes in the deferred compensation liability are recorded in general and administration expense. As a result, there is no effect on our net income. Prior to 2006, officers could elect to defer cash compensation for investment in units of phantom stock. At the end of each calendar quarter, any person who deferred compensation into phantom stock was credited with units of phantom stock at a 15% discount. Dividends on the phantom units were assumed to be issued in additional units of phantom stock at a 15% discount. By the terms of the plan, the cash value of all phantom stock outstanding under the plan was reinvested in unrelated mutual funds as of December 31, 2011.

The following table sets forth our deferred compensation liability:

	Year Ended December 31,
	2012	2011	2010
Beginning deferred compensation liability	$3,149	$4,091	$6,898
Contributions to deferred compensation plans	—	545	229
Mark-to-market adjustment to deferred compensation (in general and administrative expenses)	475	(119)	246
Distributions from deferred compensation plans	(270)	(1,368)	(3,282)
Total deferred compensation liability	$3,354	$3,149	$4,091

401(k) Savings Plan

We have a 401(k) savings plan covering substantially all employees who meet certain age and employment criteria. We contribute amounts for each participant at a rate of 75% of the employee’s contribution (up to 6% of each employee’s bi-weekly salary and cash incentives subject to statutory limits). During the years ended December 31, 2012, 2011 and 2010, we contributed $1.0 million, $1.1 million and $1.0 million, respectively, to the 401(k) savings plan. The assets of this qualified plan are not included in our Consolidated Financial Statements since the assets are not owned by us. Administrative expenses of the plan are paid by us.

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

13.	Employee Benefit Plans - Continued

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan pursuant to which employees generally may contribute up to 25% of their cash compensation for the purchase of Common Stock. At the end of each three-month offering period, each participant's account balance, which includes accrued dividends, is applied to acquire shares of Common Stock at a cost that is calculated at 85% of the average closing price on the New York Stock Exchange on the five consecutive days preceding the last day of the quarter. In the years ended December 31, 2012, 2011 and 2010, the Company issued 34,126, 30,826 and 27,378 shares, respectively, of Common Stock under the Employee Stock Purchase Plan. The discount on newly issued shares is expensed by us as additional compensation and aggregated $0.2 million, $0.2 million and $0.1 million in the years ended December 31, 2012, 2011 and 2010, respectively.

14.	Accumulated Other Comprehensive Loss

The following table sets forth the components of accumulated other comprehensive loss:

	December 31,
	2012	2011
Tax increment financing bond:
Beginning balance	$(2,309)	$(2,543)
Unrealized gains on tax increment financing bond	411	234
Ending balance	(1,898)	(2,309)
Cash flow hedges:
Beginning balance	(3,425)	(1,105)
Unrealized losses on cash flow hedges	(10,358)	(2,202)
Amortization of cash flow hedges	3,053	(118)
Ending balance	(10,730)	(3,425)
Total accumulated other comprehensive loss	$(12,628)	$(5,734)

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

15.	Rental and Other Revenues; Rental Property and Other Expenses

Our real estate assets are leased to customers under operating leases. The minimum rental amounts under the leases are generally subject to scheduled fixed increases. Generally, the leases also provide that we receive cost recovery income from customers for increases in certain costs above the base-year costs. The following table sets forth rental and other revenues from continuing operations:

	Year Ended December 31,
	2012	2011	2010
Contractual rents, net	$439,610	$402,275	$379,554
Straight-line rental income, net	18,775	12,173	10,582
Amortization of lease incentives	(1,424)	(1,342)	(1,202)
Cost recovery income, net	41,289	35,561	41,101
Lease termination fees	1,848	2,439	2,938
Fee income	4,965	5,571	5,466
Other miscellaneous operating revenues	11,039	6,767	2,397
	$516,102	$463,444	$440,836

The following table sets forth scheduled future minimum base rents to be received from customers for leases in effect at December 31, 2012 for the Wholly Owned Properties:

2013	$463,913
2014	430,278
2015	378,021
2016	325,970
2017	267,530
Thereafter	878,894
$2,744,606

The following table sets forth rental property and other expenses from continuing operations:

	Year Ended December 31,
	2012	2011	2010
Utilities, insurance and real estate taxes	$100,956	$92,119	$86,013
Maintenance, cleaning and general building	69,026	58,910	54,422
Property management and administrative expenses	12,542	11,295	10,832
Other miscellaneous operating expenses	4,910	5,529	4,504
	$187,434	$167,853	$155,771

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

16.	Discontinued Operations

The following table sets forth our operations which required classification as discontinued operations:

	Year Ended December 31,
	2012	2011	2010
Rental and other revenues	$10,120	$21,002	$23,917
Operating expenses:
Rental property and other expenses	3,766	8,865	9,273
Depreciation and amortization	2,009	5,256	5,926
Total operating expenses	5,775	14,121	15,199
Interest expense	283	489	421
Income from discontinued operations	4,062	6,392	8,297
Net gains/(losses) on disposition of discontinued operations	29,455	2,573	(86)
Total discontinued operations	$33,517	$8,965	$8,211
Carrying value of assets held for sale and assets sold that qualified for discontinued operations during the year	$122,861	$137,237	$165,243

The following table sets forth the major classes of assets and liabilities of our real estate and other assets, net, held for sale and liabilities held for sale:

	December 31,
	2012	2011
Assets:
Land	$—	$14,077
Buildings and tenant improvements	—	135,013
Less - accumulated depreciation	—	(32,254)
Net real estate assets	—	116,836
Accrued straight-line rents receivable	—	6,520
Deferred leasing costs, net	—	811
Prepaid expenses and other assets	—	106
Real estate and other assets, net, held for sale	$—	$124,273
Liabilities:
Mortgages and notes payable	$—	$34,307
Accrued expenses and other liabilities	—	214
Financing obligations	—	1,294
Liabilities held for sale	$—	$35,815

As of December 31, 2012, there were no real estate and other assets, net, held for sale. As of December 31, 2011, real estate and other assets, net, held for sale included five office properties in Nashville, TN, one office property in Pinellas County, FL, one office property and 96 residential units in Kansas City, MO and three buildings in Jackson, MS and Atlanta, GA. All of these properties qualified for discontinued operations in 2012.

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

17.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2012	2011	2010
Earnings per Common Share - basic:
Numerator:
Income from continuing operations	$50,718	$39,006	$64,092
Net (income) attributable to noncontrolling interests in the Operating Partnership from continuing operations	(2,260)	(1,645)	(2,905)
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(786)	(755)	(485)
Dividends on Preferred Stock	(2,508)	(4,553)	(6,708)
Excess of Preferred Stock redemption/repurchase cost over carrying value	—	(1,895)	—
Income from continuing operations available for common stockholders	45,164	30,158	53,994
Income from discontinued operations	33,517	8,965	8,211
Net (income) attributable to noncontrolling interests in the Operating Partnership from discontinued operations	(1,594)	(446)	(415)
Income from discontinued operations available for common stockholders	31,923	8,519	7,796
Net income available for common stockholders	$77,087	$38,677	$61,790
Denominator:
Denominator for basic earnings per Common Share – weighted average shares (1) (2)	75,811	72,281	71,578
Earnings per Common Share - basic:
Income from continuing operations available for common stockholders	$0.60	$0.42	$0.75
Income from discontinued operations available for common stockholders	0.42	0.12	0.11
Net income available for common stockholders	$1.02	$0.54	$0.86
Earnings per Common Share - diluted:
Numerator:
Income from continuing operations	$50,718	$39,006	$64,092
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(786)	(755)	(485)
Dividends on Preferred Stock	(2,508)	(4,553)	(6,708)
Excess of Preferred Stock redemption/repurchase cost over carrying value	—	(1,895)	—
Income from continuing operations available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	47,424	31,803	56,899
Income from discontinued operations available for common stockholders	33,517	8,965	8,211
Net income available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	$80,941	$40,768	$65,110
Denominator:
Denominator for basic earnings per Common Share –weighted average shares (1) (2)	75,811	72,281	71,578
Add:
Stock options using the treasury method	122	136	198
Noncontrolling interests Common Units	3,745	3,772	3,802
Denominator for diluted earnings per Common Share – adjusted weighted average shares and assumed conversions (1)	79,678	76,189	75,578
Earnings per Common Share - diluted:
Income from continuing operations available for common stockholders	$0.60	$0.42	$0.75
Income from discontinued operations available for common stockholders	0.42	0.12	0.11
Net income available for common stockholders	$1.02	$0.54	$0.86
__________

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

17.	Earnings Per Share - Continued

(1)
There were 0.5 million, 0.4 million and 0.7 million options outstanding during the years ended December 31, 2012, 2011 and 2010, respectively, that were not included in the computation of diluted earnings per share because the impact of including such options would be anti-dilutive.

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

The minimum dividend per share of Common Stock required for us to maintain our REIT status was $1.07, $1.01 and $0.32 per share in 2012, 2011 and 2010, respectively. Continued qualification as a REIT depends on our ability to satisfy the dividend distribution tests, stock ownership requirements and various other qualification tests prescribed in the Code. The tax basis of our assets (net of accumulated tax depreciation and amortization) and liabilities was approximately $2.9 billion and $2.0 billion, respectively, at December 31, 2012 and $2.7 billion and $2.0 billion, respectively, at December 31, 2011.

During the years ended December 31, 2012, 2011 and 2010, the Company qualified as a REIT, distributed the necessary amount of taxable income and, therefore, incurred no federal income tax expense; accordingly, the only federal income taxes included in the accompanying consolidated financial statements are in connection with our taxable REIT subsidiary.

The taxable REIT subsidiary has operated at a cumulative taxable loss through December 31, 2012 of $4.7 million. In addition to the $2.1 million deferred tax asset for these cumulative tax loss carryforwards, the taxable REIT subsidiary also had net deferred tax liabilities of $2.2 million comprised primarily of tax versus book basis differences in certain investments held by the taxable REIT subsidiary. At December 31, 2011, the taxable REIT subsidiary had a $0.4 million net deferred asset position that was fully reserved with a valuation allowance. The taxable REIT subsidiary incurred $0.1 million of deferred income tax expense in 2012, including the release of this valuation allowance. Income taxes are not material to our operating results or financial position.

We recorded state income tax expense in rental property and other expenses of $0.1 million, $0.1 million and $0.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

We are subject to federal, state and local income tax examinations by tax authorities for 2009 through 2012.

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

Our accounting policies of the segments are the same as those used in our Consolidated Financial Statements. All operations are within the United States and, at December 31, 2012, no single customer of the Wholly Owned Properties generated more than 10.0% of our consolidated revenues on an annualized basis.

The following table summarizes the rental and other revenues and net operating income, the primary industry property-level performance metric which is defined as rental and other revenues less rental property and other expenses, for each reportable segment:

	Year Ended December 31,
	2012	2011	2010
Rental and Other Revenues: (1)
Office:
Atlanta, GA	$61,947	$49,521	$44,480
Greenville, SC	13,395	14,076	13,612
Kansas City, MO	15,003	13,795	14,160
Memphis, TN	36,832	36,801	31,479
Nashville, TN	56,542	53,645	52,159
Orlando, FL	11,169	10,233	11,611
Piedmont Triad, NC	21,569	20,645	21,163
Pittsburgh, PA	38,796	10,963	—
Raleigh, NC	81,624	78,638	75,714
Richmond, VA	47,310	47,525	47,175
Tampa, FL	69,381	68,240	71,060
Total Office Segment	453,568	404,082	382,613
Industrial:
Atlanta, GA	12,805	13,266	12,335
Piedmont Triad, NC	12,518	11,827	12,372
Total Industrial Segment	25,323	25,093	24,707
Retail:
Kansas City, MO	37,211	34,269	33,516
Total Retail Segment	37,211	34,269	33,516
Total Rental and Other Revenues	$516,102	$463,444	$440,836

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

19.	Segment Information - Continued

	Year Ended December 31,
	2012	2011	2010
Net Operating Income: (1)
Office:
Atlanta, GA	$39,306	$31,077	$27,607
Greenville, SC	7,612	8,333	8,142
Kansas City, MO	9,516	8,374	8,824
Memphis, TN	21,848	20,874	18,640
Nashville, TN	38,831	36,586	35,451
Orlando, FL	5,841	5,187	6,256
Piedmont Triad, NC	13,325	13,041	13,886
Pittsburgh, PA	19,545	5,450	—
Raleigh, NC	56,628	54,699	52,347
Richmond, VA	32,407	31,281	32,035
Tampa, FL	43,114	42,371	44,622
Total Office Segment	287,973	257,273	247,810
Industrial:
Atlanta, GA	9,282	9,780	8,734
Piedmont Triad, NC	9,149	8,652	9,037
Total Industrial Segment	18,431	18,432	17,771
Retail:
Kansas City, MO	22,528	20,157	19,927
Total Retail Segment	22,528	20,157	19,927
Residential:
Raleigh, NC	(178)	(195)	(362)
Total Residential Segment	(178)	(195)	(362)
Corporate and other (2)	(86)	(76)	(81)
Total Net Operating Income	328,668	295,591	285,065
Reconciliation to income from continuing operations before disposition of property, condominiums and investments in unconsolidated affiliates and equity in earnings of unconsolidated affiliates:
Depreciation and amortization	(156,318)	(137,890)	(130,232)
Impairments of real estate assets	—	(2,429)	—
General and administrative expenses	(37,377)	(35,727)	(32,948)
Interest expense	(96,114)	(95,510)	(92,951)
Other income	6,380	7,363	5,657
Income from continuing operations before disposition of property, condominiums and investments in unconsolidated affiliates and equity in earnings of unconsolidated affiliates	$45,239	$31,398	$34,591
__________

(1)	Net of discontinued operations.

(2)
Negative NOI with no corresponding revenues represents expensed real estate taxes and other carrying costs associated with land held for development that is currently zoned for the respective product type.

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

19.	Segment Information - Continued

	December 31,
	2012	2011
Total Assets:
Office:
Atlanta, GA	$495,175	$359,225
Greenville, SC	69,138	69,669
Kansas City, MO	84,538	86,028
Memphis, TN	225,541	265,259
Nashville, TN	314,705	325,272
Orlando, FL	51,373	46,547
Piedmont Triad, NC	144,404	115,096
Pittsburgh, PA	330,975	227,965
Raleigh, NC	479,995	468,494
Richmond, VA	246,276	254,364
Tampa, FL	386,676	394,569
Total Office Segment	2,828,796	2,612,488
Industrial:
Atlanta, GA	115,330	133,640
Piedmont Triad, NC	76,013	78,081
Total Industrial Segment	191,343	211,721
Retail:
Kansas City, MO	166,030	170,717
Total Retail Segment	166,030	170,717
Residential:
Kansas City, MO	—	5,707
Raleigh, NC	8	4,768
Total Residential Segment	8	10,475
Corporate and other	164,251	175,591
Total Assets	$3,350,428	$3,180,992

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

20.	Quarterly Financial Data (Unaudited)

The following tables set forth quarterly financial information and have been adjusted to reflect discontinued operations:

	Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Rental and other revenues (1)	$125,583	$128,323	$128,214	$133,982	$516,102

Income from continuing operations (1)	11,419	11,377	12,313	15,609	50,718
Income from discontinued operations (1)	6,913	3,121	23,483	—	33,517
Net income	18,332	14,498	35,796	15,609	84,235
Net (income) attributable to noncontrolling interests in the Operating Partnership	(827)	(686)	(1,653)	(688)	(3,854)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(184)	(223)	(159)	(220)	(786)
Dividends on Preferred Stock	(627)	(627)	(627)	(627)	(2,508)
Net income available for common stockholders	$16,694	$12,962	$33,357	$14,074	$77,087
Earnings per Common Share-basic:
Income from continuing operations available for common stockholders	$0.14	$0.13	$0.15	$0.18	$0.60
Income from discontinued operations available for common stockholders	0.09	0.04	0.29	—	0.42
Net income available for common stockholders	$0.23	$0.17	$0.44	$0.18	$1.02
Earnings per Common Share-diluted:
Income from continuing operations available for common stockholders	$0.14	$0.13	$0.14	$0.18	$0.60
Income from discontinued operations available for common stockholders	0.09	0.04	0.29	—	0.42
Net income available for common stockholders	$0.23	$0.17	$0.43	$0.18	$1.02

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

20.	Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Rental and other revenues (1)	$110,047	$112,185	$117,265	$123,947	$463,444

Income from continuing operations (1)	10,671	12,572	3,957	11,806	39,006
Income from discontinued operations (1)	1,772	1,862	4,287	1,044	8,965
Net income	12,443	14,434	8,244	12,850	47,971
Net (income) attributable to noncontrolling interests in the Operating Partnership	(507)	(623)	(366)	(595)	(2,091)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(123)	(182)	(249)	(201)	(755)
Dividends on Preferred Stock	(1,677)	(1,622)	(627)	(627)	(4,553)
Excess of Preferred Stock redemption/repurchase cost over carrying value	—	(1,895)	—	—	(1,895)
Net income available for common stockholders	$10,136	$10,112	$7,002	$11,427	$38,677
Earnings per Common Share-basic:
Income from continuing operations available for common stockholders	$0.12	$0.12	$0.04	$0.14	$0.42
Income from discontinued operations available for common stockholders	0.02	0.02	0.06	0.02	0.12
Net income available for common stockholders	$0.14	$0.14	$0.10	$0.16	$0.54
Earnings per Common Share-diluted:
Income from continuing operations available for common stockholders	$0.12	$0.12	$0.04	$0.14	$0.42
Income from discontinued operations available for common stockholders	0.02	0.02	0.06	0.02	0.12
Net income available for common stockholders	$0.14	$0.14	$0.10	$0.16	$0.54
__________

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

20.	Quarterly Financial Data (Unaudited) – Continued

(1)
The amounts presented may not equal to the amounts previously reported in the most recent Form 10-Qs or prior 10-K for each period as a result of discontinued operations. Below is the reconciliation to the amounts previously reported:

	Quarter Ended
	March 31,	June 30,	September 30,
	2012	2012	2012
Rental and other revenues, as reported	$129,943	$130,735	$128,214
Discontinued operations	(4,360)	(2,412)	—
Rental and other revenues, as adjusted	$125,583	$128,323	$128,214
Income from continuing operations, as reported	$13,115	$12,357	$12,313
Discontinued operations	(1,696)	(980)	—
Income from continuing operations, as adjusted	$11,419	$11,377	$12,313
Income from discontinued operations, as reported	$5,217	$2,141	$23,483
Additional discontinued operations from properties sold subsequent to the respective reporting period	1,696	980	—
Income from discontinued operations, as adjusted	$6,913	$3,121	$23,483

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2011	2011	2011	2011
Rental and other revenues, as reported	$114,351	$114,651	$117,265	$128,730
Discontinued operations	(4,304)	(2,466)	—	(4,783)
Rental and other revenues, as adjusted	$110,047	$112,185	$117,265	$123,947
Income from continuing operations, as reported	$11,903	$13,695	$3,957	$12,850
Discontinued operations	(1,232)	(1,123)	—	(1,044)
Income from continuing operations, as adjusted	$10,671	$12,572	$3,957	$11,806
Income from discontinued operations, as reported	$540	$739	$4,287	$—
Additional discontinued operations from properties sold subsequent to the respective reporting period	1,232	1,123	—	1,044
Income from discontinued operations, as adjusted	$1,772	$1,862	$4,287	$1,044

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

21.	Subsequent Events

In early January 2013, the Company issued 198,177 shares of Common Stock under the equity distribution agreements at an average gross price of $33.97 per share and received net proceeds, after sales commissions and expenses, of $6.6 million.

On January 9, 2013, we acquired two office buildings encompassing 195,000 square feet in Greensboro, NC for a total purchase price of $30.9 million. We expect to expense $0.2 million of costs related to this acquisition. Due to the limited time since the acquisition date, our initial accounting for this transaction is incomplete and, as such, we are unable to provide purchase price allocation disclosures. The operating results of this acquisition will be included in our 2013 consolidated financial results from the date of acquisition.

[This page is intentionally left blank]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of the General Partner of
Highwoods Realty Limited Partnership
Raleigh, North Carolina

We have audited the accompanying consolidated balance sheets of Highwoods Realty Limited Partnership and subsidiaries (the "Operating Partnership") as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, capital, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Operating Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Highwoods Realty Limited Partnership and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Raleigh, North Carolina
February 12, 2013

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Balance Sheets
(in thousands, except unit and per unit data)

	December 31,
	2012	2011
Assets:
Real estate assets, at cost:
Land	$374,212	$355,694
Buildings and tenant improvements	3,304,468	3,009,155
Development in process	21,198	—
Land held for development	117,784	105,206
	3,817,662	3,470,055
Less-accumulated depreciation	(947,567)	(869,046)
Net real estate assets	2,870,095	2,601,009
For-sale residential condominiums	—	4,751
Real estate and other assets, net, held for sale	—	124,273
Cash and cash equivalents	13,867	11,151
Restricted cash	19,702	26,666
Accounts receivable, net of allowance of $2,848 and $3,548, respectively	23,073	30,093
Mortgages and notes receivable, net of allowance of $182 and $61, respectively	25,472	18,600
Accrued straight-line rents receivable, net of allowance of $929 and $1,294, respectively	116,992	99,490
Investments in and advances to unconsolidated affiliates	65,813	99,296
Deferred financing and leasing costs, net of accumulated amortization of $77,383 and $62,319, respectively	170,023	127,774
Prepaid expenses and other assets, net of accumulated amortization of $12,318 and $15,089, respectively	44,488	36,781
Total Assets	$3,349,525	$3,179,884
Liabilities, Redeemable Operating Partnership Units and Equity:
Mortgages and notes payable	$1,859,162	$1,868,906
Accounts payable, accrued expenses and other liabilities	172,026	148,607
Financing obligations	29,358	30,150
Liabilities held for sale	—	35,815
Total Liabilities	2,060,546	2,083,478
Commitments and contingencies
Redeemable Operating Partnership Units:
Common Units, 3,733,016 and 3,729,518 outstanding, respectively	124,869	110,655
Series A Preferred Units (liquidation preference $1,000 per unit), 29,077 units issued and outstanding	29,077	29,077
Total Redeemable Operating Partnership Units	153,946	139,732
Equity:
Common Units:
General partner Common Units, 836,356 and 759,684 outstanding, respectively	11,427	9,575
Limited partner Common Units, 79,066,272 and 71,479,204 outstanding, respectively	1,131,481	948,187
Accumulated other comprehensive loss	(12,628)	(5,734)
Noncontrolling interests in consolidated affiliates	4,753	4,646
Total Equity	1,135,033	956,674
Total Liabilities, Redeemable Operating Partnership Units and Equity	$3,349,525	$3,179,884
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Income
(in thousands, except per unit amounts)

	Year Ended December 31,
	2012	2011	2010
Rental and other revenues	$516,102	$463,444	$440,836
Operating expenses:
Rental property and other expenses	187,185	167,827	155,411
Depreciation and amortization	156,318	137,890	130,232
Impairments of real estate assets	—	2,429	—
General and administrative	37,626	35,753	33,308
Total operating expenses	381,129	343,899	318,951
Interest expense:
Contractual	92,838	91,458	87,409
Amortization of deferred financing costs	3,685	3,312	3,385
Financing obligations	(409)	740	2,157
	96,114	95,510	92,951
Other income:
Interest and other income	7,353	7,387	6,362
Losses on debt extinguishment	(973)	(24)	(705)
	6,380	7,363	5,657
Income from continuing operations before disposition of property, condominiums and investments in unconsolidated affiliates and equity in earnings of unconsolidated affiliates	45,239	31,398	34,591
Gains on disposition of property	—	764	74
Gains/(losses) on for-sale residential condominiums	444	(316)	276
Gains on disposition of investments in unconsolidated affiliates	—	2,282	25,330
Equity in earnings of unconsolidated affiliates	5,095	4,939	3,794
Income from continuing operations	50,778	39,067	64,065
Discontinued operations:
Income from discontinued operations	4,062	6,392	8,297
Net gains/(losses) on disposition of discontinued operations	29,455	2,573	(86)
	33,517	8,965	8,211
Net income	84,295	48,032	72,276
Net (income) attributable to noncontrolling interests in consolidated affiliates	(786)	(755)	(485)
Distributions on Preferred Units	(2,508)	(4,553)	(6,708)
Excess of Preferred Unit redemption/repurchase cost over carrying value	—	(1,895)	—
Net income available for common unitholders	$81,001	$40,829	$65,083
Earnings per Common Unit – basic:
Income from continuing operations available for common unitholders	0.60	0.42	0.76
Income from discontinued operations available for common unitholders	0.42	0.12	0.11
Net income available for common unitholders	1.02	0.54	0.87
Weighted average Common Units outstanding – basic	79,147	75,644	74,971
Earnings per Common Unit – diluted:
Income from continuing operations available for common unitholders	0.60	0.42	0.76
Income from discontinued operations available for common unitholders	0.42	0.12	0.11
Net income available for common unitholders	1.02	0.54	0.87
Weighted average Common Units outstanding – diluted	79,269	75,780	75,169
Net income available for common unitholders:
Income from continuing operations available for common unitholders	$47,484	$31,864	$56,872
Income from discontinued operations available for common unitholders	33,517	8,965	8,211
Net income available for common unitholders	$81,001	$40,829	$65,083
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2012	2011	2010
Comprehensive income:
Net income	$84,295	$48,032	$72,276
Other comprehensive income/(loss):
Unrealized gains/(losses) on tax increment financing bond	411	234	(177)
Unrealized losses on cash flow hedges	(10,358)	(2,202)	—
Amortization of cash flow hedges	3,053	(118)	237
Sale of cash flow hedge related to disposition of investments in unconsolidated affiliate	—	—	103
Total other comprehensive income/(loss)	(6,894)	(2,086)	163
Total comprehensive income	77,401	45,946	72,439
Less-comprehensive (income) attributable to noncontrolling interests	(786)	(755)	(485)
Comprehensive income attributable to common unitholders	$76,615	$45,191	$71,954

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Capital
(in thousands, except unit amounts)

	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total Partners’ Capital
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2009	$10,485	$1,038,328	$(3,811)	$5,183	$1,050,185
Issuances of Common Units, net	30	2,968	—	—	2,998
Distributions paid on Common Units	(1,274)	(126,143)	—	—	(127,417)
Distributions paid on Preferred Units	(67)	(6,641)	—	—	(6,708)
Share-based compensation expense	66	6,506	—	—	6,572
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(568)	(568)
Acquisition of noncontrolling interest in consolidated affiliate	1	139	—	(640)	(500)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	85	8,380	—	—	8,465
Net (income) attributable to noncontrolling interests in consolidated affiliates	(5)	(480)	—	485	—
Comprehensive income:
Net income	723	71,553	—	—	72,276
Other comprehensive income	—	—	163	—	163
Total comprehensive income					72,439
Balance at December 31, 2010	10,044	994,610	(3,648)	4,460	1,005,466
Issuances of Common Units, net	233	23,037	—	—	23,270
Distributions paid on Common Units	(1,285)	(127,178)	—	—	(128,463)
Distributions paid on Preferred Units	(46)	(4,507)	—	—	(4,553)
Share-based compensation expense	61	6,033	—	—	6,094
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(569)	(569)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	96	9,387	—	—	9,483
Net (income) attributable to noncontrolling interests in consolidated affiliates	(8)	(747)	—	755	—
Comprehensive income:
Net income	480	47,552	—	—	48,032
Other comprehensive loss	—	—	(2,086)	—	(2,086)
Total comprehensive income					45,946
Balance at December 31, 2011	9,575	948,187	(5,734)	4,646	956,674
Issuances of Common Units, net	2,455	243,012	—	—	245,467
Distributions paid on Common Units	(1,343)	(132,948)	—	—	(134,291)
Distributions paid on Preferred Units	(25)	(2,483)	—	—	(2,508)
Share-based compensation expense	76	7,537	—	—	7,613
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(679)	(679)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	(146)	(14,498)	—	—	(14,644)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(8)	(778)	—	786	—
Comprehensive income:
Net income	843	83,452	—	—	84,295
Other comprehensive loss	—	—	(6,894)	—	(6,894)
Total comprehensive income					77,401
Balance at December 31, 2012	$11,427	$1,131,481	$(12,628)	$4,753	$1,135,033
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2012	2011	2010
Operating activities:
Net income	$84,295	$48,032	$72,276
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	158,327	143,146	136,158
Amortization of lease incentives and acquisition-related intangible assets and liabilities	355	1,446	1,239
Share-based compensation expense	7,613	6,094	6,572
Allowance for losses on accounts and accrued straight-line rents receivable	1,059	2,521	4,009
Amortization of deferred financing costs	3,685	3,312	3,385
Amortization of cash flow hedges	3,053	(118)	237
Impairments of real estate assets	—	2,429	—
Losses on debt extinguishment	973	24	705
Net (gains)/losses on disposition of property	(29,455)	(3,337)	12
(Gains)/losses on for-sale residential condominiums	(444)	316	(276)
Gains on disposition of investments in unconsolidated affiliates	—	(2,282)	(25,330)
Equity in earnings of unconsolidated affiliates	(5,095)	(4,939)	(3,794)
Changes in financing obligations	(1,282)	(476)	708
Distributions of earnings from unconsolidated affiliates	4,592	5,005	4,377
Changes in operating assets and liabilities:
Accounts receivable	3,132	(8,498)	(3,290)
Prepaid expenses and other assets	(1,129)	(400)	370
Accrued straight-line rents receivable	(17,919)	(13,604)	(11,889)
Accounts payable, accrued expenses and other liabilities	(18,490)	16,701	5,012
Net cash provided by operating activities	193,270	195,372	190,481
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	(269,847)	(75,510)	(20,281)
Investments in development in process	(13,288)	(5,835)	(223)
Investments in tenant improvements and deferred leasing costs	(79,639)	(80,934)	(55,858)
Investments in building improvements	(35,799)	(22,287)	(26,355)
Net proceeds from disposition of real estate assets	152,456	17,717	6,801
Net proceeds from disposition of for-sale residential condominiums	5,195	3,020	4,952
Proceeds from disposition of investments in unconsolidated affiliates	—	4,756	15,000
Distributions of capital from unconsolidated affiliates	1,311	1,577	1,933
Investments in mortgages receivable	(8,648)	—	—
Repayments of mortgages and notes receivable	1,776	444	329
Investments in and advances/repayments to/from unconsolidated affiliates	8,291	(39,901)	(2,875)
Changes in restricted cash and other investing activities	(620)	(18,526)	(1,576)
Net cash used in investing activities	(238,812)	(215,479)	(78,153)
Financing activities:
Distributions on Common Units	(134,291)	(128,463)	(127,417)
Redemptions/repurchases of Preferred Units	—	(52,515)	—
Distributions on Preferred Units	(2,508)	(4,553)	(6,708)
Distributions to noncontrolling interests in consolidated affiliates	(679)	(569)	(568)
Acquisition of noncontrolling interest in consolidated affiliate	—	—	(500)
Proceeds from the issuance of Common Units	249,489	23,270	2,998
Costs paid for the issuance of Common Units	(3,600)	—	—
Repurchase of units related to tax withholdings	(2,721)	—	—
Borrowings on revolving credit facility	524,100	525,800	37,500
Repayments of revolving credit facility	(863,100)	(193,800)	(7,500)
Borrowings on mortgages and notes payable	507,350	200,000	10,368
Repayments of mortgages and notes payable	(219,530)	(344,203)	(27,004)
Borrowings on financing obligations	1,839	—	—
Payments on financing obligations	(1,316)	(1,194)	(1,116)
Payments on debt extinguishment	(908)	—	(577)
Additions to deferred financing costs and other financing activities	(5,867)	(6,713)	(1,125)
Net cash provided by/(used in) financing activities	48,258	17,060	(121,649)

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows - Continued
(in thousands)

	Year Ended December 31,
	2012	2011	2010
Net increase/(decrease) in cash and cash equivalents	$2,716	$(3,047)	$(9,321)
Cash and cash equivalents at beginning of the period	11,151	14,198	23,519
Cash and cash equivalents at end of the period	$13,867	$11,151	$14,198

Supplemental disclosure of cash flow information:

	Year Ended December 31,
	2012	2011	2010
Cash paid for interest, net of amounts capitalized	$93,547	$90,838	$86,395

Supplemental disclosure of non-cash investing and financing activities:

	Year Ended December 31,
	2012	2011	2010
Unrealized losses on cash flow hedges	$(10,358)	$(2,202)	$—
Changes in accrued capital expenditures	8,116	11,048	(1,946)
Write-off of fully depreciated real estate assets	48,978	48,565	43,955
Write-off of fully amortized deferred financing and leasing costs	19,176	19,987	15,719
Unrealized gains/(losses) on marketable securities of non-qualified deferred compensation plan	475	(119)	382
Settlement of financing obligation	—	—	4,184
Adjustment of Redeemable Common Units to fair value	11,915	(10,183)	(2,721)
Unrealized gain/(loss) on tax increment financing bond	411	234	(177)
Mortgages receivable from seller financing	—	—	17,030
Assumption of mortgages and notes payable related to acquisition activities	7,837	192,367	40,306
Reduction of advances to unconsolidated affiliates related to acquisition activities	26,000	—	—
Issuances of Common Units to acquire real estate assets	2,299	—	—
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(tabular dollar amounts in thousands, except per unit data)

1.    Description of Business and Significant Accounting Policies

Highwoods Properties, Inc., together with its consolidated subsidiaries (the “Company”), is a fully-integrated, self-administered and self-managed equity real estate investment trust (“REIT”) that provides leasing, management, development, construction and other customer-related services for its properties and for third parties. The Company conducts virtually all of its activities through Highwoods Realty Limited Partnership (the “Operating Partnership”). At December 31, 2012, the Company and/or the Operating Partnership wholly owned: 301 in-service office, industrial and retail properties, comprising 29.7 million square feet; 649 acres of undeveloped land suitable for future development, of which 566 acres are considered core assets; and one office development property. In addition, we owned interests (50.0% or less) in 32 in-service office properties, a rental residential development property and 11 acres of undeveloped land suitable for future development, which includes a 12.5% interest in a 261,000 square foot office property directly owned by the Company (not included in the Operating Partnership’s Consolidated Financial Statements).

The Company is the sole general partner of the Operating Partnership. At December 31, 2012, the Company owned all of the Preferred Units and 79.9 million, or 95.6%, of the Common Units in the Operating Partnership. Limited partners, including two directors of the Company, own the remaining 3.7 million Common Units. In the event the Company issues shares of Common Stock, the net proceeds of the issuance are contributed to the Operating Partnership in exchange for additional Common Units. Generally, the Operating Partnership is required to redeem each Common Unit at the request of the holder thereof for cash equal to the value of one share of the Company’s Common Stock, $0.01 par value, based on the average of the market price for the 10 trading days immediately preceding the notice date of such redemption, provided that the Company at its option may elect to acquire any such Common Units presented for redemption for cash or one share of Common Stock. The Common Units owned by the Company are not redeemable. During 2012, the Company redeemed 63,366 Common Units for a like number of shares of Common Stock and the Operating Partnership issued 66,864 Common Units to acquire real estate assets. As a result of this activity, in conjunction with the proceeds from issuances of Common Stock contributed to the Operating Partnership in exchange for additional Common Units, the percentage of Common Units owned by the Company increased from 95.1% at December 31, 2011 to 95.6% at December 31, 2012.

Basis of Presentation

Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Our Consolidated Balance Sheet at December 31, 2011 was retrospectively revised from previously reported amounts to reflect in real estate and other assets, net, held for sale and liabilities held for sale those properties which qualified as held for sale during 2012. Our Consolidated Statements of Income for the years ended December 31, 2011 and 2010 were retrospectively revised from previously reported amounts to reflect in discontinued operations the operations for those properties that qualified for discontinued operations during 2012. Prior period amounts related to capital expenditures in our Consolidated Statements of Cash Flows have been disaggregated to conform to the current period presentation.

The Consolidated Financial Statements include wholly owned subsidiaries and those subsidiaries in which we own a majority voting interest with the ability to control operations of the subsidiaries and where no substantive participating rights or substantive kick out rights have been granted to the noncontrolling interests. We consolidate partnerships, joint ventures and limited liability companies when we control the major operating and financial policies of the entity through majority ownership or in our capacity as general partner or managing member. Five of the 50.0% or less owned in-service office properties are consolidated. In addition, we consolidate those entities deemed to be variable interest entities in which we are determined to be the primary beneficiary. At December 31, 2012, we had involvement with, but are not the primary beneficiary in, an entity that we concluded to be a variable interest entity (see Note 3). All intercompany transactions and accounts have been eliminated.

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

Real Estate and Related Assets

Real estate and related assets are recorded at cost and stated at cost less accumulated depreciation. Renovations, replacements and other expenditures that improve or extend the life of assets are capitalized and depreciated over their estimated useful lives. Expenditures for ordinary maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful life of 40 years for buildings and depreciable land infrastructure costs, 15 years for building improvements and five to seven years for furniture, fixtures and equipment. Tenant improvements are amortized using the straight-line method over initial fixed terms of the respective leases, which generally are from three to 10 years. Depreciation expense for real estate assets was $129.0 million, $120.8 million and $117.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Real estate and other assets are classified as long-lived assets held for use or as long-lived assets held for sale. Real estate is classified as held for sale when the sale of the asset has been duly approved by the Company, a legally enforceable contract has been executed and the buyer's due diligence period has expired.

Impairments of Real Estate Assets and Investments in Unconsolidated Affiliates

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

Cost recovery income is determined on a calendar year and a lease-by-lease basis. The most common types of cost recovery income in our leases are common area maintenance (“CAM”) and real estate taxes, for which the customer pays its pro-rata share of operating and administrative expenses and real estate taxes in excess of a base year amount. The computation of cost recovery income is complex and involves numerous judgments, including the interpretation of terms and other customer lease provisions. Leases are not uniform in dealing with such cost recovery income and there are many variations in the computation. Many customers make monthly fixed payments of CAM, real estate taxes and other cost reimbursement items. We accrue income related to these payments each month. We make quarterly accrual adjustments, positive or negative, to cost recovery income to adjust the recorded amounts to our best estimate of the final annual amounts to be billed and collected. After the end of the calendar year, we compute each customer's final cost recovery income and, after considering amounts paid by the customer during the year, issue a bill or credit for the appropriate amount to the customer. The differences between the amounts billed less previously received payments and the accrual adjustment are recorded as increases or decreases to cost recovery income when the final bills are prepared, which occurs during the first half of the subsequent year.

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

For-Sale Residential Condominiums

For-sale residential condominiums include completed, but unsold, condominium inventory. We initially record receipts of earnest money deposits in accounts payable, accrued expenses and other liabilities in accordance with the deposit method. We then record completed sales when units close and the remaining net cash is received. All for-sale residential condominiums were sold as of December 31, 2012.

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

Restricted Cash

Restricted cash represents cash deposits that are legally restricted or held by third parties on our behalf, such as construction-related escrows, property disposition proceeds set aside and designated or intended to fund future tax-deferred exchanges of qualifying real estate investments, escrows and reserves for debt service, real estate taxes and property insurance established pursuant to certain mortgage financing arrangements and any deposits made with lenders to unencumber secured properties.

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

Concentration of Credit Risk

At December 31, 2012, our Wholly Owned Properties were leased to 1,711 customers. The geographic locations that comprise greater than 10.0% of our rental and other revenues are Raleigh, NC, Atlanta, GA, Tampa, FL, Nashville, TN and Kansas City, MO. Our customers engage in a wide variety of businesses. No single customer of the Wholly Owned Properties generated more than 10.0% of our consolidated revenues during 2012.

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

Derivative Financial Instruments

We borrow funds at a combination of fixed and variable rates. Borrowings under our revolving credit facility and bank term loans bear interest at variable rates. Our long-term debt, which consists of secured and unsecured long-term financings and the issuance of unsecured debt securities, typically bears interest at fixed rates although some loans bear interest at variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we enter into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold or issue these derivative contracts for trading or speculative purposes. The interest rate on all of our variable rate debt is generally adjusted at one or three month intervals, subject to settlements under these interest rate hedge contracts. We also enter into treasury lock and similar agreements from time to time in order to limit our exposure to an increase in interest rates with respect to future debt offerings.

Interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss ("AOCL") and is subsequently reclassified into interest expense in the period that the hedged forecasted transaction affects earnings. Interest rate hedge contracts typically contain a provision whereby if we default on any of our indebtedness, we could also be declared in default on our hedge contracts.

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

2.    Real Estate Assets

Acquisitions

During 2012, we acquired:

•	a 492,000 square foot office property in Atlanta, GA for a purchase price of $144.9 million;

•	a 616,000 square foot office property in Pittsburgh, PA for a purchase price of $91.2 million;

•
three medical office properties in Greensboro, NC for a purchase price of $29.6 million, which consisted of the issuance of 66,864 Common Units, contingent consideration with fair value at the acquisition date of $0.7 million, and the assumption of secured debt due August 2014 recorded at fair value of $7.9 million, with an effective interest rate of 4.06%;

•
a 178,300 square foot office property in Cary, NC from our DLF I joint venture for an agreed upon value of $26.0 million, the net proceeds of which were used to reduce the balance of the advance due to us from the joint venture; and

•	68 acres of development land currently zoned for 1.3 million square feet of future office development in Nashville, TN for a purchase price of $15.0 million.

We expensed $1.5 million of acquisition costs (included in general and administrative expenses) in 2012 related to these acquisitions. The assets acquired and liabilities assumed were recorded at fair value as determined by management based on information available at the acquisition date and on current assumptions as to future operations.

The following table sets forth a summary of the assets acquired and liabilities assumed in the acquisition of the 492,000 square foot office building in Atlanta, GA discussed in the preceding paragraph:

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

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

2.     Real Estate Assets - Continued

The following table sets forth our rental and other revenues and net income, adjusted for interest expense and depreciation and amortization related to purchase price allocations and acquisition costs, assuming the 492,000 square foot office building in Atlanta, GA discussed in the preceding paragraphs had been acquired on January 1, 2011:

	Year Ended December 31,
	2012	2011
	(unaudited)
Pro forma rental and other revenues	$530,613	$479,908
Pro forma net income	$84,195	$44,878
Pro forma earnings per share - basic	$1.02	$0.50
Pro forma earnings per share - diluted	$1.02	$0.50

During 2011, we acquired a six-building, 1.54 million square foot office complex in Pittsburgh, PA for a purchase price of $188.5 million. The purchase price included the assumption of secured debt recorded at fair value of $124.5 million, with an effective interest rate of 4.27%, including amortization of deferred financing costs. This debt matures in November 2017. We expensed $4.0 million of costs related to this acquisition (included in general and administrative expenses). Additionally, we acquired a 503,000 square foot office building in Atlanta, GA for a purchase price of $78.3 million. The purchase price included the assumption of secured debt recorded at fair value of $67.9 million, with an effective interest rate of 5.45%, including amortization of deferred financing costs. This debt matures in January 2014. We expensed $0.3 million of costs related to this acquisition.

The following table sets forth a summary of the acquisition purchase price consideration for each major class of assets acquired and liabilities assumed in the acquisitions discussed above:

Total Purchase Price Allocation
Real estate assets	$241,602
Acquisition-related intangible assets (in deferred financing and leasing costs)	39,721
Furniture, fixtures and equipment (in prepaid expenses and other assets)	1,101
Acquisition-related below market lease liabilities (in accounts payable, accrued expenses and other liabilities)	(15,627)
Total allocation	$266,797

The following table sets forth our rental and other revenues and net income, adjusted for interest expense and depreciation and amortization related to purchase price allocations and acquisition costs, assuming the 1.54 million square foot office complex in Pittsburgh, PA and the 503,000 square foot office building in Atlanta, GA discussed in the preceding paragraph had been acquired on January 1, 2010:

	Year Ended December 31,
	2011	2010
	(unaudited)
Pro forma rental and other revenues	$505,072	$491,573
Pro forma net income	$38,470	$58,216
Pro forma earnings per share - basic	$0.51	$0.78
Pro forma earnings per share - diluted	$0.51	$0.77

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

2.     Real Estate Assets - Continued

During 2011, we also acquired a 48,000 square foot medical office property in Raleigh, NC for $8.9 million and expensed $0.1 million of acquisition costs related to this transaction.

During 2010, we acquired a 336,000 square foot office property in Memphis, TN for $52.6 million. This purchase price included the assumption of secured debt recorded at fair value of $40.3 million, with an effective interest rate of 6.43%. This debt matures in November 2015. We expensed $0.4 million of acquisition costs related to this transaction. We also acquired a 117,000 square foot office property and 32.6 acres of development land in Tampa, FL for $12.0 million. We expensed $0.2 million of acquisition costs related to this transaction. Lastly, we acquired our partner’s interest in a joint venture that owned for-sale residential condominiums for $0.5 million.

Dispositions

During 2012, we sold:

•	three non-core buildings in Jackson, MS and Atlanta, GA for a sale price of $86.5 million and recorded gain on disposition of discontinued operations of $14.0 million;

•	five non-core office properties in Nashville, TN for a sale price of $41.0 million and recorded gain on disposition of discontinued operations of $7.0 million;

•	a non-core office property in Pinellas County, FL for a sale price of $9.5 million and recorded gain on disposition of discontinued operations of $1.4 million;

•	a non-core office property in Kansas City, MO for a sale price of $6.5 million and recorded gain on disposition of discontinued operations of $1.9 million;

•	96 vacant non-core rental residential units in Kansas City, MO for a sale price of $11.0 million and recorded gain on disposition of discontinued operations of $5.1 million; and

•	17 for-sale residential condominiums in Raleigh, NC for a sale price of $5.5 million and recorded a net gain of $0.4 million. All for-sale residential condominiums were sold as of December 31, 2012.

During 2011, we sold an office property and adjacent land parcel in a single transaction in Winston-Salem, NC for $15.0 million and recorded gain on disposition of discontinued operations of $2.6 million related to the office property and gain on disposition of property of $0.3 million related to the land.

During 2010, we sold seven office properties in Winston Salem, NC and six industrial properties in Greensboro, NC in two separate transactions for $24.9 million. In the aggregate, we received cash of $7.9 million, provided seller financing of $17.0 million and committed to lend up to an additional $1.7 million for tenant improvements and lease commissions, of which $0.2 million was funded as of December 31, 2012. We have accounted for these dispositions using the installment method, whereby the $0.4 million gain on disposition of property related to the office properties has been deferred and will be recognized when the seller financing is repaid, and recorded impairment of $0.3 million related to the industrial properties. In 2010, we also recorded a completed sale in connection with the disposition of an office property in Raleigh, NC in the fourth quarter of 2009 where the buyer's limited right to compel us to repurchase the property expired and recorded a gain of $0.2 million.

Impairments

During 2011, we recorded impairments of real estate assets of $2.4 million related to two office properties located in Orlando, FL due to a change in the assumed timing of future dispositions, which reduced the future expected cash flows from the properties.

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

3.    Mortgages and Notes Receivable

The following table sets forth our mortgages and notes receivable:

	December 31,
	2012	2011
Seller financing (first mortgages)	$15,853	$17,180
Less allowance	—	—
	15,853	17,180
Mortgage receivable	8,648	—
Less allowance	—	—
	8,648	—
Promissory notes	1,153	1,481
Less allowance	(182)	(61)
	971	1,420
Mortgages and notes receivable, net	$25,472	$18,600

Our mortgages and notes receivable consist primarily of seller financing issued in conjunction with two disposition transactions in 2010 (see Note 2) and acquisition financing provided to a third party buyer of adjacent development land in Nashville, TN (see below).

The seller financing is evidenced by first mortgages secured by the assignment of rents and the underlying real estate assets. We evaluate the collectability of the receivables by monitoring the leasing statistics and market fundamentals of these assets. As of December 31, 2012, the payments on both mortgages receivable were current and there were no other indicators of impairment on the receivables. We may be required to take impairment charges in the future if and to the extent the underlying collateral diminishes in value.

During 2012, we provided an $8.6 million loan to a third party, which was used by such third party to fund a portion of the purchase price to acquire 77 acres of mixed-use development land adjacent to our 68-acre office development parcel in Nashville, TN. Initially, the loan is scheduled to mature in December 2015 and bears interest at 5.0% per year. The loan can be extended by the third party for up to three additional years, subject to applicable increases in the interest rate. We also agreed to loan such third party approximately $8.4 million to fund future infrastructure development on its 77-acre development parcel. Both loans are or will be secured by the 77-acre development parcel. We concluded this arrangement to be an interest in a variable interest entity. However, since we do not have the power to direct matters that most significantly impact the activities of the entity, we do not qualify as the primary beneficiary. Accordingly, the entity is not consolidated and the arrangement is accounted for in mortgages and notes receivable in our Consolidated Balance Sheet at December 31, 2012. Our risk of loss with respect to this arrangement is limited to the carrying value of the note receivable and the future infrastructure development funding commitment.

The following table sets forth our notes receivable allowance, which relates only to promissory notes:

	December 31,
	2012	2011
Beginning notes receivable allowance	$61	$868
Bad debt expense	186	196
Recoveries/write-offs/other	(65)	(1,003)
Total notes receivable allowance	$182	$61

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

4.    Investments in and Advances to Affiliates

Unconsolidated Affiliates

We have equity interests of up to 50.0% in various joint ventures with unrelated third parties that are accounted for using the equity method of accounting because we have the ability to exercise significant influence over their operating and financing policies. As a result, the assets and liabilities of these joint ventures are not included in our Consolidated Financial Statements.

The following table sets forth our ownership in unconsolidated affiliates at December 31, 2012:

Joint Venture	Location of Properties	Ownership Interest
Concourse Center Associates, LLC	Greensboro, NC	50.0%
Plaza Colonnade, LLC	Kansas City, MO	50.0%
Lofts at Weston, LLC	Raleigh, NC	50.0%
Board of Trade Investment Company	Kansas City, MO	49.0%
Highwoods DLF 97/26 DLF 99/32, LP	Atlanta, GA; Greensboro, NC; Orlando, FL	42.9%
Highwoods KC Glenridge Office, LLC	Atlanta, GA	40.0%
Highwoods KC Glenridge Land, LLC	Atlanta, GA	39.9%
HIW-KC Orlando, LLC	Orlando, FL	40.0%
Kessinger/Hunter, LLC	Kansas City, MO	26.5%
Highwoods DLF Forum, LLC	Raleigh, NC	25.0%
Highwoods DLF 98/29, LLC	Atlanta, GA; Charlotte, NC; Greensboro, NC; Raleigh, NC; Orlando, FL	22.8%

The following table sets forth combined summarized financial information for our unconsolidated affiliates:

	December 31,
	2012	2011
Balance Sheets:
Assets:
Real estate assets, net	$480,245	$523,992
All other assets, net	112,295	95,504
Total Assets	$592,540	$619,496
Liabilities and Partners’ or Shareholders’ Equity:
Mortgages and notes payable (1)	$360,944	$396,977
All other liabilities	23,983	21,121
Partners’ or shareholders’ equity	207,613	201,398
Total Liabilities and Partners’ or Shareholders’ Equity	$592,540	$619,496
Our share of historical partners’ or shareholders’ equity	$63,546	$59,215
Advances to unconsolidated affiliate	—	38,323
Net excess of cost of investments over the net book value of underlying net assets (2)	$2,267	$1,758
Carrying value of investments in and advances to unconsolidated affiliates	$65,813	$99,296
Our share of unconsolidated non-recourse mortgage debt (1)	$136,080	$145,689
__________

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

4.    Investments in and Advances to Affiliates – Continued

(1)	Our share of scheduled future principal payments, including amortization, due on mortgages and notes payable at December 31, 2012 is as follows:

2013	$23,427
2014	57,130
2015	21,786
2016	1,017
2017	26,412
Thereafter	6,308
$136,080

All of this joint venture debt is non-recourse to us except in the case of customary exceptions pertaining to such matters as misuse of funds, environmental conditions and material misrepresentations.

(2)	This amount represents the aggregate difference between our historical cost basis and the basis reflected at the joint venture level, which is typically depreciated over the life of the related asset.

	Year Ended December 31,
	2012	2011	2010
Income Statements:
Rental and other revenues	$97,225	$96,771	$115,826
Expenses:
Rental property and other expenses	45,391	42,052	54,695
Depreciation and amortization	24,007	25,184	29,945
Impairments of real estate assets	7,180	—	—
Interest expense	20,296	23,062	27,187
Total expenses	96,874	90,298	111,827
Income before disposition of properties	351	6,473	3,999
Gains on disposition of properties	11,184	—	—
Net income	$11,535	$6,473	$3,999
Our share of:
Depreciation and amortization	$7,580	$8,232	$10,318
Impairments of real estate assets	$12,924	$—	$—
Interest expense	$7,286	$8,075	$10,449
Gains on disposition of properties	$1,120	$—	$—
Net income	$3,337	$2,585	$1,483

Our share of net income	$3,337	$2,585	$1,483
Adjustment for management and other fees	1,758	2,354	2,311
Equity in earnings of unconsolidated affiliates	$5,095	$4,939	$3,794

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

4.    Investments in and Advances to Affiliates– Continued

The following summarizes additional information related to certain of our unconsolidated affiliates:

- Lofts at Weston, LLC

During 2011, we and Ravin Partners, LLC (“Ravin”) formed Lofts at Weston, LLC, in which we have a 50.0% ownership interest. We contributed 15.0 acres of land at an agreed upon value of $2.4 million to this joint venture, and Ravin contributed $1.2 million in cash and agreed to guarantee the joint venture's development loan. The joint venture then distributed $1.2 million to us and we recorded a gain of $0.3 million on this transaction. Ravin manages and operates this joint venture, which is constructing 215 rental residential units at a total cost of $25.9 million, of which $15.2 million had been incurred as of December 31, 2012. Ravin is the developer, manager and leasing agent and will receive customary fees from the joint venture.

- Highwoods DLF 97/26 DLF 99/32, L.P. (“DLF II”)

During 2012, DLF II obtained a $50.0 million, three-year secured mortgage loan from a third party lender, bearing a fixed interest rate of 3.5% on $39.1 million of the loan and a floating interest rate of LIBOR plus 250 basis points on $10.9 million of the loan, which was used by the joint venture to repay a secured loan at maturity to a third party lender.

- Kessinger/Hunter, LLC

Kessinger/Hunter, LLC, which is managed by our joint venture partner, provides leasing services to certain of our Wholly Owned Properties in Kansas City, MO in exchange for customary fees from us. Kessinger/Hunter, LLC received $1.1 million, $2.1 million and $0.8 million from us for these services in 2012, 2011 and 2010, respectively.

- Highwoods DLF 98/29, LLC (“DLF I”)

At the formation of this joint venture in 1999, our partner contributed excess cash to the venture that was distributed to us under the joint venture agreements. We are required to repay this excess cash to our partner over time, as discussed in Note 9.

During 2012, DLF I sold two office properties to third parties for $15.5 million and recorded gains on disposition of property of $4.9 million. We recorded $1.1 million as our proportionate share of these gains through equity in earnings of unconsolidated affiliates.

During 2012, we recorded $1.0 million as our share of impairments of real estate assets on two office properties in our DLF I joint venture, due to a decline in projected occupancy and a change in the assumed holding period of those assets, which reduced the expected future cash flows from the properties.

During 2011, we provided a $38.3 million interest-only secured loan to DLF I that was initially scheduled to mature in March 2012. During 2012, the outstanding balance of the loan was repaid as a result of our acquisition of an office property from the joint venture and through application of the net proceeds from the joint venture's sale of two office properties to third parties as noted above. We recorded $0.9 million and $1.3 million of interest income from this loan in interest and other income during the years ended December 31, 2012 and 2011, respectively.

- Des Moines, IA Joint Ventures

During 2010, we sold our equity interests in a series of unconsolidated joint ventures relating to properties in Des Moines, IA. The assets in the joint ventures included 1.7 million square feet of office, 788,000 square feet of industrial and 45,000 square feet of retail properties, as well as 418 apartment units. In connection with the closing, we received $15.0 million in cash. We had a negative book basis in certain of the joint ventures, primarily as a result of prior cash distributions to the partners. As a result, we recorded gain on disposition of investment in unconsolidated affiliates of $25.3 million.

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

4.    Investments in and Advances to Affiliates – Continued

- HIW Development B, LLC

During 2011, our joint venture partner exercised its option to acquire our 10.0% equity interest in the HIW Development B, LLC joint venture, which had recently completed construction of a build-to-suit office property in Charlotte, NC. As a result, we received gross proceeds of $4.8 million and recorded a gain on disposition of investment in unconsolidated affiliate related to this merchant build project of $2.3 million.

- Other Activities

We receive development, management and leasing fees for services provided to certain of our joint ventures. These fees are recognized in income to the extent of our respective joint venture partner's interest. During the years ended December 31, 2012, 2011 and 2010, we recognized $2.4 million, $3.1 million and $2.7 million, respectively, of development, management and leasing fees from our unconsolidated joint ventures. At December 31, 2012 and 2011, we had receivables of $0.9 million and $1.0 million, respectively, related to these fees in accounts receivable.

Consolidated Affiliates

The following summarizes our consolidated affiliates:

- Highwoods-Markel Associates, LLC (“Markel”)

We have a 50.0% ownership interest in Markel. We are the manager and leasing agent for Markel's properties located in Richmond, VA and receive customary management and leasing fees. We consolidate Markel since we are the general partner and control the major operating and financial policies of the joint venture. As controlling partner, we have an obligation to cause this property-owning entity to distribute proceeds of liquidation to the noncontrolling interest partner in these partially owned properties only if the net proceeds received by the entity from the sale of our assets warrant a distribution as determined by the agreement. We estimate the value of noncontrolling interest distributions would have been $15.6 million had the entity been liquidated at December 31, 2012. This estimated settlement value is based on the fair value of the underlying properties which is based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for customers, changes in market rental rates and costs to operate each property. If the entity's underlying assets are worth less than the underlying liabilities on the date of such liquidation, we would have no obligation to remit any consideration to the noncontrolling interest holder.

- SF-HIW Harborview Plaza, LP (“Harborview”)

We have a 20.0% interest in Harborview. We are the manager and leasing agent for Harborview's property located in Tampa, FL and receive customary management and leasing fees. As further described in Note 8, we account for this joint venture as a financing obligation since our partner has the right to put its interest back to us in the future.

During 2012, we provided a three-year, $20.8 million interest-only secured loan to Harborview that is scheduled to mature in September 2015, which the joint venture used to repay a secured loan at maturity to a third party lender. This new loan bears interest at LIBOR plus 500 basis points, subject to a LIBOR floor of 0.5%. Because Harborview is a consolidated joint venture, this loan and related interest income and expense are eliminated in consolidation.

- Plaza Residential, LLC (“Plaza Residential”)

In 2007, our taxable REIT subsidiary formed the Plaza Residential joint venture with an unrelated party to develop and sell 139 for-sale residential condominiums constructed above a wholly owned office property in Raleigh, NC. We initially had a 93.0% interest in Plaza Residential. In 2010, we acquired our partner's 7.0% ownership interest for $0.5 million. During the years ended December 31, 2012, 2011 and 2010, we received $5.5 million, $3.2 million and $5.3 million, respectively, in gross proceeds and recorded $5.1 million, $3.5 million and $5.0 million, respectively, of cost of assets sold from condominium sales, including impairment charges, if any. As of December 31, 2012, all of the for-sale residential condominiums have been sold.

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

5.    Intangible Assets and Below Market Lease Liabilities

The following table sets forth total intangible assets and acquisition-related below market lease liabilities, net of accumulated amortization:

	December 31,
	2012	2011
Assets:
Deferred financing costs	$21,759	$18,044
Less accumulated amortization	(7,862)	(5,797)
	13,897	12,247
Deferred leasing costs (including lease incentives and acquisition-related intangible assets)	225,647	172,049
Less accumulated amortization	(69,521)	(56,522)
	156,126	115,527
Deferred financing and leasing costs, net	$170,023	$127,774

Liabilities (in accounts payable, accrued expenses and other liabilities):
Acquisition-related below market lease liabilities	$37,019	$16,441
Less accumulated amortization	(3,383)	(971)
	$33,636	$15,470

The following table sets forth amortization of intangible assets and acquisition-related below market lease liabilities:

	Year Ended December 31,
	2012	2011	2010
Amortization of deferred financing costs	$3,685	$3,312	$3,385
Amortization of deferred leasing costs and acquisition-related intangible assets (in depreciation and amortization)	$27,731	$20,980	$17,383
Amortization of lease incentives (in rental and other revenues)	$1,439	$1,371	$1,239
Amortization of acquisition-related intangible assets (in rental and other revenues)	$1,357	$915	$531
Amortization of acquisition-related intangible assets (in rental property and other expenses)	$186	$—	$—
Amortization of acquisition-related below market lease liabilities (in rental and other revenues)	$(2,627)	$(840)	$(96)

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

5.    Intangible Assets and Liabilities - Continued

The following table sets forth scheduled future amortization of intangible assets and acquisition-related below market lease liabilities:

Years Ending December 31,	Amortization of Deferred Financing Costs	Amortization of Deferred Leasing Costs and Acquisition-Related Intangible Assets (in Depreciation and Amortization)	Amortization of Lease Incentives (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental Property and Other Expenses)	Amortization of Acquisition-Related Below Market Lease Liabilities (in Rental and Other Revenues)
2013	$3,521	$29,636	$1,314	$1,277	$553	$(4,149)
2014	3,224	25,200	1,163	989	553	(4,067)
2015	2,594	20,391	928	754	553	(3,801)
2016	1,519	16,877	734	659	553	(3,499)
2017	1,225	14,141	654	587	553	(3,256)
Thereafter	1,814	33,569	2,065	780	1,643	(14,864)
	$13,897	$139,814	$6,858	$5,046	$4,408	$(33,636)
Weighted average remaining amortization periods as of December 31, 2012 (in years)	4.6	6.9	7.7	5.6	8.0	9.9

The following table sets forth the intangible assets acquired and below market lease liabilities assumed as a result of 2012 acquisition activity:

	Acquisition-Related Intangible Assets (amortized in Rental and Other Revenues)	Acquisition-Related Intangible Assets (amortized in Depreciation and Amortization)	Acquisition-Related Intangible Assets (amortized in Rental Property and Other Expenses)	Acquisition-Related Below Market Lease Liabilities (amortized in Rental and Other Revenues)
Amount recorded from acquisition activity	$2,636	$37,247	$4,593	$(20,934)
Weighted average remaining amortization periods (in years)	5.3	8.7	8.0	10.6

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

6.    Mortgages and Notes Payable

Our mortgages and notes payable consist of the following:

	December 31,
	2012	2011
Secured indebtedness: (1)
5.45% (5.12% effective rate) mortgage loan due 2014 (2)	67,604	67,809
5.18% (4.22% effective rate) mortgage loan due 2017 (3)	120,924	123,613
6.03% mortgage loan due 2013	—	125,264
5.68% mortgage loan due 2013	107,289	110,343
5.17% (6.43% effective rate) mortgage loan due 2015 (4)	39,805	40,015
6.88% mortgage loans due 2016	110,671	112,075
7.50% mortgage loan due 2016	45,662	46,181
5.74% to 9.00% mortgage loans due between 2012 and 2016 (5) (6) (7)	57,652	72,640
Variable rate construction loan due 2012	—	17,802
	549,607	715,742
Unsecured indebtedness:
5.85% (5.88% effective rate) notes due 2017 (8)	379,194	391,164
7.50% notes due 2018	200,000	200,000
3.625% (3.752% effective rate) notes due 2023 (9)	247,361	—
Variable rate term loan due 2016 (10)	35,000	200,000
Variable rate term loan due 2018 (11)	200,000	—
Variable rate term loan due 2019 (12)	225,000	—
Revolving credit facility due 2015 (13)	23,000	362,000
	1,309,555	1,153,164
Total	$1,859,162	$1,868,906
__________

(1)
The secured mortgage loans payable are collateralized by real estate assets with an aggregate undepreciated book value of $966.9 million at December 31, 2012. Our fixed rate mortgage loans generally are either locked out to prepayment for all or a portion of their term or are prepayable subject to certain conditions including prepayment penalties.

(2)	Includes unamortized fair market premium of $0.2 million as of December 31, 2012.

(3)	Includes unamortized fair market premium of $4.6 million as of December 31, 2012.

(4)	Net of unamortized fair market value discount of $1.2 million as of December 31, 2012.

(5)	Includes mortgage debt related to Harborview, a consolidated 20.0% owned joint venture, of $21.0 million at December 31, 2011. See Note 8.

(6)	Includes mortgage debt related to Markel, a consolidated 50.0% owned joint venture, of $33.1 million and $34.0 million at December 31, 2012 and 2011, respectively. See Note 10.

(7)	Net of unamortized fair market value premium of $0.5 million and $0.3 million at December 31, 2012 and 2011, respectively.

(8)	Net of unamortized original issuance discount of $0.5 million and $0.6 million at December 31, 2012 and 2011, respectively.

(9)	Net of unamortized original issuance discount of $2.6 million at December 31, 2012.

(10)	The interest rate is 2.42% at December 31, 2012.

(11)	The interest rate is 1.87% at December 31, 2012.

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

6.    Mortgages and Notes Payable - Continued

(12)
As more fully described in Note 7, we entered into floating-to-fixed interest rate swaps that effectively fix LIBOR for the full amount and duration of this loan. Accordingly, the equivalent fixed rate of this loan is 3.58%.

(13)	The interest rate is 1.71% at December 31, 2012.

The following table sets forth scheduled future principal payments, including amortization, due on our mortgages and notes payable at December 31, 2012:

Years Ending December 31,	Principal Amount
2013	$123,537
2014	112,283
2015	67,733
2016	193,217
2017	488,617
Thereafter	873,775
$1,859,162

Our $475.0 million unsecured revolving credit facility is scheduled to mature on June 27, 2015 and includes an accordion feature that allows for an additional $75.0 million of borrowing capacity subject to additional lender commitments. Assuming no defaults have occurred, we have an option to extend the maturity for an additional year. The interest rate at our current credit ratings is LIBOR plus 150 basis points and the annual facility fee is 35 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody's Investors Service or Standard & Poor's Ratings Services. We use our revolving credit facility for working capital purposes and for the short-term funding of our development and acquisition activity and, in certain instances, the repayment of other debt. The continued ability to borrow under the revolving credit facility allows us to quickly capitalize on strategic opportunities at short-term interest rates. There was $23.0 million and $25.0 million outstanding under our revolving credit facility at December 31, 2012 and February 1, 2013, respectively. At both December 31, 2012 and February 1, 2013, we had $0.1 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at December 31, 2012 and February 1, 2013 was $451.9 million and $449.9 million, respectively.

During 2012, we repaid the remaining balances of $52.1 million of our variable rate, secured construction loan bearing interest of 1.07% and a $123.0 million secured mortgage loan bearing interest of 6.03% that was scheduled to mature in March 2013. One of our consolidated affiliates also repaid a $20.8 million secured loan that bore interest at 6.06% and matured in October 2012. We incurred no penalties related to these repayments. Real estate assets having a gross book value of $193 million became unencumbered in connection with the payoff of these secured loans. We also paid down $12.2 million of secured loan balances through principal amortization during 2012.

During 2012, the Operating Partnership issued $250 million aggregate principal amount of 3.625% Notes due January 15, 2023, less original issue discount of $2.7 million. These notes were priced at 98.94% for an effective yield of 3.752%. Underwriting fees and other expenses were incurred that aggregated $2.1 million; these costs were deferred and will be amortized over the term of the notes.

During 2012, we modified our $200.0 million, five-year unsecured bank term loan, which was originally scheduled to mature in February 2016. The loan is now scheduled to mature in January 2018 and the interest rate was reduced from LIBOR plus 220 basis points to LIBOR plus 165 basis points. We incurred $0.9 million of deferred financing fees in connection with the modification, which will be amortized along with existing unamortized deferred loan fees over the remaining term of the new loan. Proceeds from two new participants, aggregating $35.0 million, were used to reduce amounts outstanding under our revolving credit facility. Two of the original participants, which still hold an aggregate $35.0 million of the principal balance under the original term loan, will be fully paid off on or before February 25, 2013.

During 2012, we repurchased $12.1 million principal amount of unsecured notes due March 2017 bearing interest of 5.85% for a purchase price of 107.5% of par value. We recorded $1.0 million of loss on debt extinguishment related to this repurchase.

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

6.    Mortgages and Notes Payable - Continued

During 2012, we obtained a $225.0 million, seven-year unsecured bank term loan bearing interest of LIBOR plus 190 basis points. The underlying LIBOR rate has been effectively fixed for the entire seven-year term through floating-to-fixed interest rate swaps discussed in Note 7. The counterparties under the swaps are the same financial institutions that participated in the term loan.

During 2011, we repaid the remaining balance of $184.2 million of a secured mortgage loan bearing interest of 7.05% that was scheduled to mature in January 2012 and the remaining $10.0 million of a three-year unsecured term loan bearing interest of 3.90% that was scheduled to mature in February 2012. We incurred no penalties related to these early repayments. We also obtained a $200.0 million, five-year unsecured bank term loan bearing interest of LIBOR plus 220 basis points.

During 2010, we repaid $10.0 million of our $20.0 million, three-year unsecured term loan. Additionally, we repaid the $5.8 million remaining balance outstanding on the mortgage payable secured by our 96 rental residential units, which we sold in 2012 as described in Note 4. We incurred a penalty of $0.6 million related to this early repayment, which is included in loss on debt extinguishment.

We are currently in compliance with the debt covenants and other requirements with respect to our debt.

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

The Operating Partnership has $379.2 million carrying amount of 2017 bonds outstanding, $200.0 million carrying amount of 2018 bonds outstanding and $247.4 million carrying amount of 2023 bonds outstanding. The indenture that governs these outstanding notes requires us to comply with customary operating covenants and various financial ratios. The trustee or the holders of at least 25.0% in principal amount of either series of bonds can accelerate the principal amount of such series upon written notice of a default that remains uncured after 60 days.

Capitalized Interest

Total interest capitalized to development projects was $1.0 million, $0.6 million and $1.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

7.	Derivative Financial Instruments

We have six floating-to-fixed interest rate swaps through January 2019 each with respect to an aggregate of $225.0 million LIBOR-based borrowings. These swaps effectively fix the underlying LIBOR rate at a weighted average of 1.678%. The counterparties under the swaps are major financial institutions. The swap agreements contain a provision whereby if we default on any of our indebtedness, if greater than $10.0 million, and which defaults results in repayment of such indebtedness being, or becoming capable of being, accelerated by the lender, then we could also be declared in default on our derivative obligations. These swaps have been designated as and are being accounted for as cash flow hedges with changes in fair value recorded in other comprehensive income each reporting period. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on our cash flow hedges during the year ended December 31, 2012. We have no collateral requirements related to our interest rate swaps.

Amounts reported in AOCL related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During 2013, we estimate that $3.3 million will be reclassified to interest expense.

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

7.	Derivative Financial Instruments- Continued

The following table sets forth the fair value of our derivative instruments:

	Fair Value as of December 31,
	2012	2011
Liability Derivatives:
Derivatives designated as cash flow hedges in accounts payable, accrued expenses and other liabilities:
Interest rate swaps	$9,369	$2,202

The following table sets forth the effect of our cash flow hedges on AOCL and interest expense:

	Year Ended December 31,
	2012	2011	2010
Derivatives Designated as Cash Flow Hedges:
Amount of unrealized losses recognized in AOCL on derivatives (effective portion):
Interest rate swaps	$(10,358)	$(2,202)	$—
Amount of (gains)/losses reclassified out of AOCL into contractual interest expense (effective portion):
Interest rate swaps	$3,053	$(118)	$237

8.	Financing Arrangements

Our financing obligations consist of the following:

	December 31,
	2012	2011
Harborview financing obligation	$17,571	$17,086
Tax increment financing bond	11,787	13,064
Total	$29,358	$30,150

Harborview

Our joint venture partner in Harborview has the right to put its 80.0% equity interest in the joint venture to us in exchange for cash at any time during the one-year period commencing September 11, 2014. The value of the 80.0% equity interest will be determined at the time that our partner elects to exercise its put right, if ever, based upon the then fair market value of Harborview LP's assets and liabilities, less 3.0%, which amount was intended to cover the normal costs of a sale transaction. Because of the put option, this transaction is accounted for as a financing transaction. Accordingly, the assets, liabilities and operations related to Harborview, the office property owned by Harborview LP remain in our Consolidated Financial Statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

8.	Financing Arrangements - Continued

As a result, we initially established a gross financing obligation equal to the $12.7 million equity contributed by our joint venture partner. During 2012, our joint venture partner contributed an additional $1.8 million of equity to the joint venture. During each period, we increase the gross financing obligation for 80.0% of the net income before depreciation of Harborview, which is recorded as interest expense on financing obligation, and decrease the gross financing obligation for distributions made to our joint venture partner. At the end of each reporting period, the balance of the gross financing obligation is adjusted to equal the greater of the equity contributed by our joint venture partner or the current fair value of the put option, which is recorded as a valuation allowance. The valuation allowance is amortized on a straight-line basis prospectively through September 2014 as interest expense on financing obligation. The fair value of the put option was $12.7 million and $6.2 million at December 31, 2012 and 2011, respectively. We continue to depreciate Harborview and record all of the depreciation on our books. At such time as the put option expires or is otherwise terminated, we will record the transaction as a partial sale and recognize gain accordingly.

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

Capitalized Ground Lease Obligation

The capitalized ground lease obligation represents an obligation to the lessor of land on which we constructed a wholly owned office property. We initially recorded the land and associated financing obligation at the net present value of the fixed rental payments and purchase option through the ninth year at the inception of the lease using a discount rate of 7.10%. The liability accretes as interest expense until it equals the amount of the purchase option. During 2012, this ground lease was conveyed as part of the disposition of an office property in Atlanta, GA.

9.	Commitments and Contingencies

Operating Ground Leases

Certain Wholly Owned Properties are subject to operating ground leases. Rental payments on these leases are adjusted periodically based on either the consumer price index or on a pre-determined schedule. Total rental property expense recorded on the straight-line basis for operating ground leases was $1.5 million, $1.4 million and $1.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The following table sets forth our scheduled obligations for future minimum payments on operating ground leases at December 31, 2012:

Years Ending December 31,	Minimum Payments
2013	$2,383
2014	2,404
2015	2,427
2016	2,451
2017	2,476
Thereafter	49,875
$62,016

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

9.	Commitments and Contingencies - Continued

Lease and Contractual Commitments

We have $122.0 million of lease and contractual commitments at December 31, 2012. Lease and contractual commitments represent commitments under signed leases and contracts for operating properties (excluding tenant-funded tenant improvements) and contracts for development/redevelopment projects, of which $22.1 million was recorded on the Consolidated Balance Sheet at December 31, 2012.

DLF I Obligation

At the formation of DLF I, the amount our partner contributed in cash to the venture and subsequently distributed to us was determined to be $7.2 million in excess of the amount required based on its ownership interest and the agreed-upon value of the real estate assets. We are required to repay this amount over 14 years, beginning in the first quarter of 1999. The $7.2 million was discounted to net present value of $3.8 million using a discount rate of 9.62% specified in the agreement. Payments of $0.6 million were made in each of the years ended December 31, 2012, 2011 and 2010. The balance at December 31, 2012 and 2011 was $0.2 million and $0.8 million, respectively, which is included in accounts payable, accrued expenses and other liabilities.

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

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

10.	Noncontrolling Interests

Noncontrolling Interests in Consolidated Affiliates

At December 31, 2012, noncontrolling interests in consolidated affiliates relates to our joint venture partner's 50.0% interest in office properties located in Richmond, VA. Our joint venture partner is an unrelated third party.

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

Our Level 2 asset is the fair value of certain of our mortgages and notes receivable, which was estimated by the income approach utilizing contractual cash flows and market-based interest rates to approximate the price that would be paid in an orderly transaction between market participants.

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

Our Level 3 assets include (1) certain of our mortgages and notes receivable, which were estimated by the income approach utilizing internal cash flow projections and market interest rates to estimate the price that would be paid in an orderly transaction between market participants, (2) our tax increment financing bond, which is not routinely traded but whose fair value is determined by the income approach utilizing contractual cash flows and market-based interest rates to estimate the projected redemption value based on quoted bid/ask prices for similar unrated municipal bonds, and (3) any real estate assets and for-sale residential condominiums recorded at fair value on a non-recurring basis as a result of our quarterly impairment analysis, which were valued using broker opinion of value and substantiated by internal cash flow projections.

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

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

11.	Disclosure About Fair Value of Financial Instruments – Continued

		Level 1	Level 2	Level 3
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
Assets:
Mortgages and notes receivable, at fair value (1)	$24,725	$—	$16,077	$8,648
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	3,354	3,354	—	—
Tax increment financing bond (in prepaid expenses and other assets)	14,496	—	—	14,496
Total Assets	$42,575	$3,354	$16,077	$23,144
Liabilities:
Mortgages and notes payable, at fair value (1)	$1,987,364	$—	$1,987,364	$—
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	9,369	—	9,369	—
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	3,354	3,354	—	—
Contingent consideration to acquire real estate assets (in accounts payable, accrued expenses and other liabilities)	563	—	—	563
Financing obligations, at fair value (1)	23,252	—	—	23,252
Total Liabilities	$2,023,902	$3,354	$1,996,733	$23,815

		Level 1	Level 2	Level 3
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
Assets:
Mortgages and notes receivable, at fair value (1)	$18,990	$—	$18,990	$—
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	3,149	3,149	—	—
Tax increment financing bond (in prepaid expenses and other assets)	14,788	—	—	14,788
Impaired real estate assets and for-sale residential condominiums	12,767	—	—	12,767
Total Assets	$49,694	$3,149	$18,990	$27,555
Liabilities:
Mortgages and notes payable, at fair value (1)	$1,959,438	$—	$1,959,438	$—
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	2,202	—	2,202	—
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	3,149	3,149	—	—
Financing obligations, at fair value (1)	17,572	—	—	17,572
Total Liabilities	$1,982,361	$3,149	$1,961,640	$17,572
__________
(1)    Amounts recorded at historical cost on our Consolidated Balance Sheets at December 31, 2012 and 2011, respectively.

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

11.	Disclosure About Fair Value of Financial Instruments – Continued

The following table sets forth the changes in our Level 3 asset and liability, which are recorded at fair value on our Consolidated Balance Sheets on a recurring basis:

	December 31,
	2012	2011
Asset:
Tax Increment Financing Bond:
Beginning balance	$14,788	$15,699
Principal repayment	(703)	(1,145)
Unrealized gains (in AOCL)	411	234
Ending balance	$14,496	$14,788
Liability:
Contingent Consideration to Acquire Real Estate Assets:
Beginning balance	$—	$—
Fair value at acquisition date	677	—
Unrealized gains (in general and administrative expenses)	(114)	—
Ending balance	$563	$—

During 2007, we acquired a tax increment financing bond associated with a parking garage developed by us. This bond amortizes to maturity in 2020. The estimated fair value at December 31, 2012 was $1.9 million below the outstanding principal due on the bond. If the discount rate used to fair value this bond was 100 basis points higher or lower, the fair value of the bond would have been $0.5 million lower or $0.5 million higher, respectively, as of December 31, 2012. We intend to hold this bond and have concluded that we will not be required to sell this bond before recovery of the bond principal. Payment of the principal and interest for the bond is guaranteed by us. We have recorded no credit losses related to the bond during the years ended December 31, 2012 and 2011. There is no legal right of offset with the liability, which we report as a financing obligation, related to this tax increment financing bond.

The following table sets forth quantitative information about the unobservable inputs of our Level 3 asset and liability, which are recorded at fair value on our Consolidated Balance Sheets on a recurring basis:

	Fair Value at December 31, 2012	Valuation Technique	Unobservable Input	Rate/ Percentage
Asset:
Tax increment financing bond	$14,496	Income approach	Discount rate	10.34%
Liability:
Contingent consideration to acquire real estate assets	$563	Income approach	Payout percentage	75.00%

12.	Equity

Common Stock Issuances

The Company has entered into equity sales agreements with various financial institutions to offer and sell, from time to time, shares of its Common Stock by means of ordinary brokers' transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices or as otherwise agreed with any of the institutions. During 2012, the Company issued 7,245,837 shares of Common Stock under these agreements at an average gross price of $33.12 per share and received net proceeds, after sales commissions and expenses, of $236.4 million. During 2011, the Company issued 378,200 shares of Common Stock under these agreements at an average gross price of $35.09 per share and received net proceeds, after sales commissions, of $13.1 million.

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

12.	Equity - Continued

 Common Unit Distributions

Distributions declared and paid per Common Unit aggregated $1.70 for each of the years ended December 31, 2012, 2011 and 2010.

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
December 31, 2012
8.625% Series A Cumulative Redeemable	2/12/1997	29	$29,077	$1,000	2/12/2027	$86.25
December 31, 2011
8.625% Series A Cumulative Redeemable	2/12/1997	29	$29,077	$1,000	2/12/2027	$86.25

Warrants

Upon exercise of a warrant, the Company will contribute the exercise price to the Operating Partnership in exchange for Common Units. Therefore, the Operating Partnership accounts for such warrants as if issued by the Operating Partnership. At December 31, 2012 and 2011, there were 15,000 warrants outstanding with an exercise price of $32.50 per share. These warrants have no expiration date.

13.	Employee Benefit Plans

Officer, Management and Director Compensation Programs

The officers of the Company, which is the sole general partner of the Operating Partnership, participate in an annual non-equity incentive program whereby they are eligible for incentive cash payments based on a percentage of their annual base salary. Each officer has a target annual non-equity incentive payment percentage that ranges from 30% to 130% of base salary depending on the officer’s position. The officer’s actual incentive payment for the year is the product of the target annual incentive payment percentage times a “performance factor,” which can range from zero to 200%. This performance factor depends upon the relationship between how various performance criteria compare with predetermined goals. For an officer who has division responsibilities, goals for certain performance criteria are based partly on the division’s actual performance relative to that division’s established goals and partly on actual total performance. Incentive payments are accrued and expensed in the year earned.

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

13.	Employee Benefit Plans - Continued

Certain other employees participate in an annual non-equity incentive program whereby a target annual cash incentive payment is established based upon the job responsibilities of their position. Incentive payment eligibility ranges from 10% to 30% of annual base salary. The actual incentive payment is determined by our overall performance and the individual’s performance during each year. These incentive payments are also accrued and expensed in the year earned.

The Company's officers generally receive annual grants of stock options and restricted stock on or about March 1 of each year. Restricted stock grants are also made annually to directors and certain other employees. Except as set forth in the next sentence, dividends received on restricted stock are non-forfeitable and are paid at the same rate and on the same date as on shares of Common Stock. Commencing in 2012 with respect to shares of restricted stock issued to the Company's chief executive officer and subject to any delay in payment that would result in adverse tax consequences under Section 409A of the Code, dividends will accumulate and be payable only if and to the extent the shares vest. Dividends paid on subsequently forfeited shares are expensed. Additional total return-based restricted stock may be issued at the end of the three-year periods if actual performance exceeds certain levels of performance. Such additional shares, if any, would be fully vested when issued. No expense is recorded for additional shares of total return-based restricted stock that may be issued at the end of the three-year period since that possibility is reflected in the grant date fair value. The following table sets forth the number of shares of Common Stock reserved for future issuance:

	December 31,
	2012	2011
Outstanding stock options and warrants	1,144,309	1,224,455
Possible future issuance under equity incentive plans	2,047,550	2,363,695
	3,191,859	3,588,150

Of the possible future issuance under equity incentive plans at December 31, 2012, no more than 0.6 million can be in the form of restricted stock. At December 31, 2012, the Company had 119.7 million remaining shares of Common Stock authorized to be issued under our charter.

During the years ended December 31, 2012, 2011 and 2010, we recognized $7.6 million, $6.1 million and $6.6 million, respectively, of share-based compensation expense. Because REITs generally do not pay income taxes, we do not realize tax benefits on share-based payments. At December 31, 2012, there was $4.5 million of total unrecognized share-based compensation costs, which will be recognized over vesting periods that have a weighted average remaining term of 2.4 years.

- Stock Options

Stock options issued prior to 2005 vest ratably over four years and remain outstanding for 10 years. Stock options issued beginning in 2005 vest ratably over a four-year period and remain outstanding for seven years. The value of all options as of the date of grant is calculated using the Black-Scholes option-pricing model and is amortized over the respective vesting or service period. The fair values of options granted during 2012, 2011 and 2010 were $5.47, $6.47 and $4.96, respectively, per option. The fair values of the options granted were determined at the grant dates using the following assumptions:

	2012	2011	2010
Risk free interest rate (1)	1.1%	2.4%	2.6%
Common stock dividend yield (2)	5.3%	5.0%	5.9%
Expected volatility (3)	33.4%	32.5%	32.2%
Average expected option life (years) (4)	5.75	5.75	5.75
__________

(1)	Represents the interest rate as of the grant date on US treasury bonds having the same life as the estimated life of the option grants.

(2)	The dividend yield is calculated utilizing the dividends paid for the previous one-year period and the per share price of Common Stock on the date of grant.

(3)	Based on the historical volatility of Common Stock over a period relevant to the related stock option grant.

(4)	The average expected option life is based on an analysis of the Company's historical data.

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

13.	Employee Benefit Plans - Continued

The following table sets forth stock option activity:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Balances at December 31, 2009	1,467,773	$27.15
Options granted	190,826	29.05
Options exercised	(178,403)	22.54
Balances at December 31, 2010	1,480,196	27.95
Options granted	146,581	33.93
Options exercised	(417,322)	26.79
Balances at December 31, 2011	1,209,455	29.08
Options granted	190,886	31.97
Options exercised	(271,032)	26.87
Balances at December 31, 2012 (1) (2)	1,129,309	$30.10
__________

(1)	The outstanding options at December 31, 2012 had a weighted average remaining life of 3.3 years.

(2)
The Company has 634,550 options exercisable at December 31, 2012 with a weighted average exercise price of $30.75, weighted average remaining life of 2.1 years and intrinsic value of $2.6 million. Of these exercisable options, 173,007 had exercise prices higher than the market price of our Common Stock at December 31, 2012.

Cash received or receivable from options exercised was $7.4 million, $11.9 million and $4.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $1.9 million, $3.0 million and $1.7 million, respectively. The total intrinsic value of options outstanding at December 31, 2012, 2011 and 2010 was $5.0 million, $3.3 million and $7.2 million, respectively. The Company generally does not permit the net cash settlement of exercised stock options, but does permit net share settlement so long as the shares received are held for at least one year. The Company has a policy of issuing new shares to satisfy stock option exercises.

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

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

13.	Employee Benefit Plans - Continued

The following table sets forth time-based restricted stock activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted shares outstanding at December 31, 2009	316,074	$28.60
Awarded and issued (1)	88,930	29.05
Vested (2)	(138,745)	31.81
Forfeited	(1,933)	25.86
Restricted shares outstanding at December 31, 2010	264,326	27.08
Awarded and issued (1)	76,966	33.70
Vested (2)	(116,631)	30.64
Restricted shares outstanding at December 31, 2011	224,661	28.02
Awarded and issued (1)	90,983	32.27
Vested (2)	(92,239)	27.14
Forfeited	(903)	30.12
Restricted shares outstanding at December 31, 2012	222,502	$30.31
__________

(1)	The fair value at grant date of time-based restricted stock issued during the years ended December 31, 2012, 2011 and 2010 was $2.9 million, $2.6 million and $2.6 million, respectively.

(2)
The vesting date fair value of time-based restricted stock that vested during the years ended December 31, 2012, 2011 and 2010 was $2.9 million, $3.9 million and $4.3 million, respectively. Vested shares include those shares repurchased for withholding taxes.

- Total Return-Based Restricted Stock

During 2012, 2011 and 2010, we issued shares of total return-based restricted stock to officers that will vest from zero to 250% based on (1) our absolute total returns for certain pre-determined three-year periods relative to defined target returns and (2) whether the Company's total return exceeds the average total returns of a selected group of peer companies. The grant date fair value of such shares of total return-based restricted stock was determined to be $38.71, $41.02 and $29.05, respectively, of the market value of a share of Common Stock as of the grant date and is amortized over the respective three-year period. The fair values of the total return-based restricted stock granted were determined at the grant dates using the following assumptions:

	2012	2011	2010
Risk free interest rate (1)	0.4%	1.0%	1.3%
Common stock dividend yield (2)	5.4%	5.4%	5.6%
Expected volatility (3)	43.7%	42.8%	42.5%
__________

(1)	Represents the interest rate as of the grant date on US treasury bonds having the same life as the estimated life of the total return-based restricted stock grants.

(2)	The dividend yield is calculated utilizing the dividends paid for the previous one-year period and the per share price of Common Stock on the date of grant.

(3)	Based on the historical volatility of Common Stock over a period relevant to the related total return-based restricted stock grant.

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

13.	Employee Benefit Plans - Continued

The following table sets forth total return-based restricted stock activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted shares outstanding at December 31, 2009	202,775	$22.05
Awarded and issued (1)	77,624	29.05
Vested (2)	(47,257)	38.50
Forfeited	(1,307)	22.99
Restricted shares outstanding at December 31, 2010	231,835	21.03
Awarded and issued (1)	57,386	41.02
Vested (2)	(66,417)	13.79
Forfeited	(99,975)	13.79
Restricted shares outstanding at December 31, 2011	122,829	34.86
Awarded and issued (1)	67,902	38.71
Vested (2)	(32,722)	29.47
Forfeited	(32,721)	29.47
Restricted shares outstanding at December 31, 2012	125,288	$32.87
__________

(1)
The fair value at grant date of total return-based restricted stock issued during the years ended December 31, 2012, 2011 and 2010 was $2.6 million, $2.4 million and $2.3 million, respectively. There were no performance-based restricted stock issued subsequent to 2008.

(2)
The vesting date fair value of total return-based and other types of performance-based restricted stock that vested during the years ended December 31, 2012, 2011 and 2010 was $1.1 million, $2.0 million and $1.6 million, respectively. Vested shares include those shares repurchased for withholding taxes.

Retirement Plan

The Company has adopted a retirement plan applicable to all employees, including officers, who, at the time of retirement, have at least 30 years of continuous qualified service or are at least 55 years old and have at least 10 years of continuous qualified service. Subject to advance retirement notice and execution of a non-compete agreement with us, eligible retirees are entitled to receive a pro rata amount of the annual incentive payment earned during the year of retirement. Stock options and restricted stock granted by the Company to such eligible retiree during his or her employment would be non-forfeitable and vest according to the terms of their original grants. For employees who meet the age and service eligibility requirements, 100% of their annual grants are expensed at the grant date as if fully vested.

Deferred Compensation

Prior to 2010, officers could elect to defer all or a portion of their base salary and/or amounts earned under the Company's annual non-equity incentive plan, which was then invested in unrelated mutual funds under its non-qualified deferred compensation plan. These investments are recorded at fair value, which aggregated $3.4 million and $3.1 million at December 31, 2012 and 2011, respectively, and are included in prepaid expenses and other assets, with an offsetting deferred compensation liability recorded in accounts payable, accrued expenses and other liabilities. Deferred amounts ultimately payable to the officers and directors are based on the value of the related mutual fund investments. Accordingly, changes in the value of the unrelated mutual funds are recorded in interest and other income and the corresponding offsetting changes in the deferred compensation liability are recorded in general and administration expense. As a result, there is no effect on our net income. Prior to 2006, officers could elect to defer cash compensation for investment in units of phantom stock. At the end of each calendar quarter, any person who deferred compensation into phantom stock was credited with units of phantom stock at a 15% discount. Dividends on the phantom units were assumed to be issued in additional units of phantom stock at a 15% discount. By the terms of the plan, the cash value of all phantom stock outstanding under the plan was reinvested in unrelated mutual funds as of December 31, 2011.

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

13.	Employee Benefit Plans - Continued

The following table sets forth the Company's deferred compensation liability:

	Year Ended December 31,
	2012	2011	2010
Beginning deferred compensation liability	$3,149	$4,091	$6,898
Contributions to deferred compensation plans	—	545	229
Mark-to-market adjustment to deferred compensation (in general and administrative expenses)	475	(119)	246
Distributions from deferred compensation plans	(270)	(1,368)	(3,282)
Total deferred compensation liability	$3,354	$3,149	$4,091

401(k) Savings Plan

We have a 401(k) savings plan covering substantially all employees who meet certain age and employment criteria. We contribute amounts for each participant at a rate of 75% of the employee’s contribution (up to 6% of each employee’s bi-weekly salary and cash incentives subject to statutory limits). During the years ended December 31, 2012, 2011 and 2010, we contributed $1.0 million, $1.1 million and $1.0 million, respectively, to the 401(k) savings plan. The assets of this qualified plan are not included in our Consolidated Financial Statements since the assets are not owned by us. Administrative expenses of the plan are paid by us.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan pursuant to which employees generally may contribute up to 25% of their cash compensation for the purchase of Common Stock. At the end of each three-month offering period, each participant's account balance, which includes accrued dividends, is applied to acquire shares of Common Stock at a cost that is calculated at 85% of the average closing price on the New York Stock Exchange on the five consecutive days preceding the last day of the quarter. In the years ended December 31, 2012, 2011 and 2010, the Company issued 34,126, 30,826 and 27,378 shares, respectively, of Common Stock under the Employee Stock Purchase Plan. The discount on newly issued shares is expensed by us as additional compensation and aggregated $0.2 million, $0.2 million and $0.1 million in the years ended December 31, 2012, 2011 and 2010, respectively.

14.	Accumulated Other Comprehensive Loss

The following table sets forth the components of accumulated other comprehensive loss:

	December 31,
	2012	2011
Tax increment financing bond:
Beginning balance	$(2,309)	$(2,543)
Unrealized gains on tax increment financing bond	411	234
Ending balance	(1,898)	(2,309)
Cash flow hedges:
Beginning balance	(3,425)	(1,105)
Unrealized losses on cash flow hedges	(10,358)	(2,202)
Amortization of cash flow hedges	3,053	(118)
Ending balance	(10,730)	(3,425)
Total accumulated other comprehensive loss	$(12,628)	$(5,734)

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

15.	Rental and Other Revenues; Rental Property and Other Expenses

Our real estate assets are leased to customers under operating leases. The minimum rental amounts under the leases are generally subject to scheduled fixed increases. Generally, the leases also provide that we receive cost recovery income from customers for increases in certain costs above the base-year costs. The following table sets forth rental and other revenues from continuing operations:

	Year Ended December 31,
	2012	2011	2010
Contractual rents, net	$439,610	$402,275	$379,554
Straight-line rental income, net	18,775	12,173	10,582
Amortization of lease incentives	(1,424)	(1,342)	(1,202)
Cost recovery income, net	41,289	35,561	41,101
Lease termination fees	1,848	2,439	2,938
Fee income	4,965	5,571	5,466
Other miscellaneous operating revenues	11,039	6,767	2,397
	$516,102	$463,444	$440,836

The following table sets forth scheduled future minimum base rents to be received from customers for leases in effect at December 31, 2012 for the Wholly Owned Properties:

2013	$463,913
2014	430,278
2015	378,021
2016	325,970
2017	267,530
Thereafter	878,894
$2,744,606

The following table sets forth rental property and other expenses from continuing operations:

	Year Ended December 31,
	2012	2011	2010
Utilities, insurance and real estate taxes	$100,707	$92,093	$85,653
Maintenance, cleaning and general building	69,026	58,910	54,422
Property management and administrative expenses	12,542	11,295	10,832
Other miscellaneous operating expenses	4,910	5,529	4,504
	$187,185	$167,827	$155,411

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

16.	Discontinued Operations

The following table sets forth our operations which required classification as discontinued operations:

	Year Ended December 31,
	2012	2011	2010
Rental and other revenues	$10,120	$21,002	$23,917
Operating expenses:
Rental property and other expenses	3,766	8,865	9,273
Depreciation and amortization	2,009	5,256	5,926
Total operating expenses	5,775	14,121	15,199
Interest expense	283	489	421
Income from discontinued operations	4,062	6,392	8,297
Net gains/(losses) on disposition of discontinued operations	29,455	2,573	(86)
Total discontinued operations	$33,517	$8,965	$8,211
Carrying value of assets held for sale and assets sold that qualified for discontinued operations during the year	$122,861	$137,237	$165,243

The following table sets forth the major classes of assets and liabilities of our real estate and other assets, net, held for sale and liabilities held for sale:

	December 31,
	2012	2011
Assets:
Land	$—	$14,077
Buildings and tenant improvements	—	135,013
Less - accumulated depreciation	—	(32,254)
Net real estate assets	—	116,836
Accrued straight-line rents receivable	—	6,520
Deferred leasing costs, net	—	811
Prepaid expenses and other assets	—	106
Real estate and other assets, net, held for sale	$—	$124,273
Liabilities:
Mortgages and notes payable	$—	$34,307
Accrued expenses and other liabilities	—	214
Financing obligations	—	1,294
Liabilities held for sale	$—	$35,815

As of December 31, 2012, there were no real estate and other assets, net, held for sale. As of December 31, 2011, real estate and other assets, net, held for sale included five office properties in Nashville, TN, one office property in Pinellas County, FL, one office property and 96 residential units in Kansas City, MO and three buildings in Jackson, MS and Atlanta, GA. All of these properties qualified for discontinued operations in 2012.

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

17.	Earnings Per Unit

The following table sets forth the computation of basic and diluted earnings per unit:

	Year Ended December 31,
	2012	2011	2010
Earnings per Common Unit - basic:
Numerator:
Income from continuing operations	$50,778	$39,067	$64,065
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(786)	(755)	(485)
Distributions on Preferred Units	(2,508)	(4,553)	(6,708)
Excess of Preferred Unit redemption/repurchase cost over carrying value	—	(1,895)	—
Income from continuing operations available for common unitholders	47,484	31,864	56,872
Income from discontinued operations available for common unitholders	33,517	8,965	8,211
Net income available for common unitholders	$81,001	$40,829	$65,083
Denominator:
Denominator for basic earnings per Common Unit – weighted average units (1) (2)	79,147	75,644	74,971
Earnings per Common Unit - basic:
Income from continuing operations available for common unitholders	$0.60	$0.42	$0.76
Income from discontinued operations available for common unitholders	0.42	0.12	0.11
Net income available for common unitholders	$1.02	$0.54	$0.87
Earnings per Common Unit - diluted:
Numerator:
Income from continuing operations	$50,778	$39,067	$64,065
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(786)	(755)	(485)
Distributions on Preferred Units	(2,508)	(4,553)	(6,708)
Excess of Preferred Unit redemption/repurchase cost over carrying value	—	(1,895)	—
Income from continuing operations available for common unitholders	47,484	31,864	56,872
Income from discontinued operations available for common unitholders	33,517	8,965	8,211
Net income available for common unitholders	$81,001	$40,829	$65,083
Denominator:
Denominator for basic earnings per Common Unit –weighted average units (1) (2)	79,147	75,644	74,971
Add:
Stock options using the treasury method	122	136	198
Denominator for diluted earnings per Common Unit – adjusted weighted average units and assumed conversions (1)	79,269	75,780	75,169
Earnings per Common Unit - diluted:
Income from continuing operations available for common unitholders	$0.60	$0.42	$0.76
Income from discontinued operations available for common unitholders	0.42	0.12	0.11
Net income available for common unitholders	$1.02	$0.54	$0.87
__________

(1)
There were 0.5 million, 0.4 million and 0.7 million options outstanding during the years ended December 31, 2012, 2011 and 2010, respectively, that were not included in the computation of diluted earnings per unit because the impact of including such options would be anti-dilutive.

(2)	Includes all unvested restricted stock since dividends on such restricted stock are non-forfeitable.

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

18.	Income Taxes

Our Consolidated Financial Statements include the operations of the Company’s taxable REIT subsidiary, which is not entitled to the dividends paid deduction and is subject to federal, state and local income taxes. The taxable REIT subsidiary has operated at a cumulative taxable loss through December 31, 2012 of $4.7 million and has paid no income taxes since its formation. In addition to the $2.1 million deferred tax asset for these cumulative tax loss carryforwards, the taxable REIT subsidiary also had net deferred tax liabilities of $2.2 million comprised primarily of tax versus book basis differences in certain investments held by the taxable REIT subsidiary. At December 31, 2011, the taxable REIT subsidiary had a $0.4 million net deferred asset position that was fully reserved with a valuation allowance. The taxable REIT subsidiary incurred $0.1 million of deferred income tax expense in 2012, including the release of this valuation allowance. Income taxes are not material to our operating results or financial position. Other than income taxes related to its taxable REIT subsidiary, the Operating Partnership recorded state income tax expense in rental property and other expenses of $0.1 million, $0.1 million and $0.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The minimum dividend per share of Common Stock required for the Company to maintain its REIT status was $1.07, $1.01 and $0.32 per share in 2012, 2011 and 2010, respectively. Continued qualification as a REIT depends on the Company's ability to satisfy the dividend distribution tests, stock ownership requirements and various other qualification tests prescribed in the Code. The tax basis of our assets (net of accumulated tax depreciation and amortization) and liabilities was approximately $2.9 billion and $2.0 billion, respectively, at December 31, 2012 and $2.7 billion and $2.0 billion, respectively, at December 31, 2011.

The Company is subject to federal, state and local income tax examinations by tax authorities for 2009 through 2012.

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

Our accounting policies of the segments are the same as those used in our Consolidated Financial Statements. All operations are within the United States and, at December 31, 2012, no single customer of the Wholly Owned Properties generated more than 10.0% of our consolidated revenues on an annualized basis.

The following table summarizes the rental and other revenues and net operating income, the primary industry property-level performance metric which is defined as rental and other revenues less rental property and other expenses, for each reportable segment:

	Year Ended December 31,
	2012	2011	2010
Rental and Other Revenues: (1)
Office:
Atlanta, GA	$61,948	$49,521	$44,480
Greenville, SC	13,394	14,076	13,612
Kansas City, MO	15,003	13,795	14,160
Memphis, TN	36,832	36,801	31,479
Nashville, TN	56,542	53,643	52,159
Orlando, FL	11,169	10,233	11,611
Piedmont Triad, NC	21,569	20,645	21,162
Pittsburgh, PA	38,796	10,963	—
Raleigh, NC	81,624	78,640	75,715
Richmond, VA	47,310	47,525	47,175
Tampa, FL	69,381	68,240	71,060
Total Office Segment	453,568	404,082	382,613
Industrial:
Atlanta, GA	12,805	13,266	12,335
Piedmont Triad, NC	12,518	11,827	12,372
Total Industrial Segment	25,323	25,093	24,707
Retail:
Kansas City, MO	37,211	34,269	33,516
Total Retail Segment	37,211	34,269	33,516
Total Rental and Other Revenues	$516,102	$463,444	$440,836

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

19.	Segment Information - Continued

	Year Ended December 31,
	2012	2011	2010
Net Operating Income: (1)
Office:
Atlanta, GA	$39,335	$31,080	$27,641
Greenville, SC	7,618	8,334	8,152
Kansas City, MO	9,523	8,375	8,835
Memphis, TN	21,864	20,876	18,664
Nashville, TN	38,860	36,589	35,497
Orlando, FL	5,845	5,187	6,264
Piedmont Triad, NC	13,335	13,042	13,903
Pittsburgh, PA	19,548	5,450	—
Raleigh, NC	56,682	54,704	52,413
Richmond, VA	32,431	31,283	32,075
Tampa, FL	43,150	42,375	44,679
Total Office Segment	288,191	257,295	248,123
Industrial:
Atlanta, GA	9,289	9,781	8,745
Piedmont Triad, NC	9,156	8,653	9,048
Total Industrial Segment	18,445	18,434	17,793
Retail:
Kansas City, MO	22,545	20,159	19,952
Total Retail Segment	22,545	20,159	19,952
Residential:
Raleigh, NC	(178)	(195)	(362)
Total Residential Segment	(178)	(195)	(362)
Corporate and other (2)	(86)	(76)	(81)
Total Net Operating Income	328,917	295,617	285,425
Reconciliation to income from continuing operations before disposition of property, condominiums and investments in unconsolidated affiliates and equity in earnings of unconsolidated affiliates:
Depreciation and amortization	(156,318)	(137,890)	(130,232)
Impairments of real estate assets	—	(2,429)	—
General and administrative expenses	(37,626)	(35,753)	(33,308)
Interest expense	(96,114)	(95,510)	(92,951)
Other income	6,380	7,363	5,657
Income from continuing operations before disposition of property, condominiums and investments in unconsolidated affiliates and equity in earnings of unconsolidated affiliates	$45,239	$31,398	$34,591
__________

(1)	Net of discontinued operations.

(2)
Negative NOI with no corresponding revenues represents expensed real estate taxes and other carrying costs associated with land held for development that is currently zoned for the respective product type.

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

19.	Segment Information - Continued

	December 31,
	2012	2011
Total Assets:
Office:
Atlanta, GA	$495,175	$359,225
Greenville, SC	69,138	69,669
Kansas City, MO	84,538	86,028
Memphis, TN	225,541	265,259
Nashville, TN	314,705	325,272
Orlando, FL	51,373	46,547
Piedmont Triad, NC	144,404	115,096
Pittsburgh, PA	330,975	227,965
Raleigh, NC	479,995	468,494
Richmond, VA	246,276	254,364
Tampa, FL	386,676	394,569
Total Office Segment	2,828,796	2,612,488
Industrial:
Atlanta, GA	115,330	133,640
Piedmont Triad, NC	76,013	78,081
Total Industrial Segment	191,343	211,721
Retail:
Kansas City, MO	166,030	170,717
Total Retail Segment	166,030	170,717
Residential:
Kansas City, MO	—	5,707
Raleigh, NC	8	4,768
Total Residential Segment	8	10,475
Corporate and other	163,348	174,483
Total Assets	$3,349,525	$3,179,884

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

20.	Quarterly Financial Data (Unaudited)

The following tables set forth quarterly financial information and have been adjusted to reflect discontinued operations:

	Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Rental and other revenues (1)	$125,583	$128,323	$128,214	$133,982	$516,102

Income from continuing operations (1)	11,421	11,380	12,317	15,660	50,778
Income from discontinued operations (1)	6,913	3,121	23,483	—	33,517
Net income	18,334	14,501	35,800	15,660	84,295
Net (income) attributable to noncontrolling interests in consolidated affiliates	(184)	(223)	(159)	(220)	(786)
Distributions on Preferred Units	(627)	(627)	(627)	(627)	(2,508)
Net income available for common unitholders	$17,523	$13,651	$35,014	$14,813	$81,001
Earnings per Common Unit-basic:
Income from continuing operations available for common unitholders	0.14	0.14	0.15	0.18	0.60
Income from discontinued operations available for common unitholders	0.09	0.04	0.29	—	0.42
Net income available for common unitholders	0.23	0.18	0.44	0.18	1.02
Earnings per Common Unit-diluted:
Income from continuing operations available for common unitholders	0.14	0.13	0.15	0.18	0.60
Income from discontinued operations available for common unitholders	0.09	0.04	0.29	—	0.42
Net income available for common unitholders	0.23	0.17	0.44	0.18	1.02

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

20.	Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Rental and other revenues (1)	$110,047	$112,185	$117,265	$123,947	$463,444

Income from continuing operations (1)	10,679	12,576	3,957	11,855	39,067
Income from discontinued operations (1)	1,772	1,862	4,287	1,044	8,965
Net income	12,451	14,438	8,244	12,899	48,032
Net (income) attributable to noncontrolling interests in consolidated affiliates	(123)	(182)	(249)	(201)	(755)
Distributions on Preferred Units	(1,677)	(1,622)	(627)	(627)	(4,553)
Excess of Preferred Unit redemption/repurchase cost over carrying value	—	(1,895)	—	—	(1,895)
Net income available for common unitholders	$10,651	$10,739	$7,368	$12,071	$40,829
Earnings per Common Unit-basic:
Income from continuing operations available for common unitholders	0.12	0.12	0.04	0.15	0.42
Income from discontinued operations available for common unitholders	0.02	0.02	0.06	0.01	0.12
Net income available for common unitholders	0.14	0.14	0.10	0.16	0.54
Earnings per Common Unit-diluted:
Income from continuing operations available for common unitholders	0.12	0.12	0.04	0.15	0.42
Income from discontinued operations available for common unitholders	0.02	0.02	0.06	0.01	0.12
Net income available for common unitholders	0.14	0.14	0.10	0.16	0.54
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
(tabular dollar amounts in thousands, except per unit data)

20.	Quarterly Financial Data (Unaudited) – Continued

(1)
The amounts presented may not equal to the amounts previously reported in the most recent Form 10-Qs or prior 10-K for each period as a result of discontinued operations. Below is the reconciliation to the amounts previously reported:

	Quarter Ended
	March 31,	June 30,	September 30,
	2012	2012	2012
Rental and other revenues, as reported	$129,943	$130,735	$128,214
Discontinued operations	(4,360)	(2,412)	—
Rental and other revenues, as adjusted	$125,583	$128,323	$128,214
Income from continuing operations, as reported	$13,117	$12,360	$12,317
Discontinued operations	(1,696)	(980)	—
Income from continuing operations, as adjusted	$11,421	$11,380	$12,317
Income from discontinued operations, as reported	$5,217	$2,141	$23,483
Additional discontinued operations from properties sold subsequent to the respective reporting period	1,696	980	—
Income from discontinued operations, as adjusted	$6,913	$3,121	$23,483

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2011	2011	2011	2011
Rental and other revenues, as reported	$114,351	$114,651	$117,265	$128,730
Discontinued operations	(4,304)	(2,466)	—	(4,783)
Rental and other revenues, as adjusted	$110,047	$112,185	$117,265	$123,947
Income from continuing operations, as reported	$11,911	$13,699	$3,957	$12,899
Discontinued operations	(1,232)	(1,123)	—	(1,044)
Income from continuing operations, as adjusted	$10,679	$12,576	$3,957	$11,855
Income from discontinued operations, as reported	$540	$739	$4,287	$—
Additional discontinued operations from properties sold subsequent to the respective reporting period	1,232	1,123	—	1,044
Income from discontinued operations, as adjusted	$1,772	$1,862	$4,287	$1,044

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

21.	Subsequent Events

In early January 2013, the Company issued 198,177 shares of Common Stock under the equity distribution agreements at an average gross price of $33.97 per share and received net proceeds, after sales commissions and expenses, of $6.6 million.

On January 9, 2013, we acquired two office buildings encompassing 195,000 square feet in Greensboro, NC for a total purchase price of $30.9 million. We expect to expense $0.2 million of costs related to this acquisition. Due to the limited time since the acquisition date, our initial accounting for this transaction is incomplete and, as such, we are unable to provide purchase price allocation disclosures. The operating results of this acquisition will be included in our 2013 consolidated financial results from the date of acquisition.

HIGHWOODS PROPERTIES, INC.

HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE II

(in thousands)

The following table sets forth the activity of allowance for doubtful accounts:

	Balance at December 31, 2011	Additions	Deductions	Balance at December 31, 2012
Allowance for Doubtful Accounts - Straight-Line Rent	$1,294	$1,382	$(1,747)	$929
Allowance for Doubtful Accounts - Accounts Receivable	3,548	767	(1,467)	2,848
Allowance for Doubtful Accounts - Notes Receivable	61	186	(65)	182
Totals	$4,903	$2,335	$(3,279)	$3,959

	Balance at December 31, 2010	Additions	Deductions	Balance at December 31, 2011
Allowance for Doubtful Accounts - Straight-Line Rent	$2,209	$710	$(1,625)	$1,294
Allowance for Doubtful Accounts - Accounts Receivable	3,595	1,616	(1,663)	3,548
Allowance for Doubtful Accounts - Notes Receivable	868	196	(1,003)	61
Totals	$6,672	$2,522	$(4,291)	$4,903

	Balance at December 31, 2009	Additions	Deductions	Balance at December 31, 2010
Allowance for Doubtful Accounts - Straight-Line Rent	$2,443	$635	$(869)	$2,209
Allowance for Doubtful Accounts - Accounts Receivable	2,810	2,961	(2,176)	3,595
Allowance for Doubtful Accounts - Notes Receivable	698	413	(243)	868
Totals	$5,951	$4,009	$(3,288)	$6,672

HIGHWOODS PROPERTIES, INC.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTE TO SCHEDULE III

(in thousands)

The following table sets forth the activity of real estate assets and accumulated depreciation:

	December 31,
	2012	2011	2010
Real estate assets:
Beginning balance	$3,594,328	$3,308,306	$3,341,257
Additions:
Acquisitions, development and improvements	214,959	329,675	104,199
Cost of real estate sold and retired	(12,823)	(43,653)	(137,150)
Ending balance (a)	$3,796,464	$3,594,328	$3,308,306
Accumulated depreciation:
Beginning balance	$901,300	$832,918	$782,557
Depreciation expense	128,971	120,812	117,639
Real estate sold and retired	(82,704)	(52,430)	(67,278)
Ending balance (b)	$947,567	$901,300	$832,918

(a)	Reconciliation of total real estate assets to balance sheet caption:

	2012	2011	2010
Total per Schedule III	$3,796,464	$3,594,328	$3,308,306
Development in progress exclusive of land included in Schedule III	21,198	—	4,524
Real estate assets, net, held for sale	—	(124,273)	(142,783)
Total real estate assets	$3,817,662	$3,470,055	$3,170,047

(b)	Reconciliation of total accumulated depreciation to balance sheet caption:

	2012	2011	2010
Total per Schedule III	$947,567	$901,300	$832,918
Real estate assets, net, held for sale	—	(32,254)	(34,501)
Total accumulated depreciation	$947,567	$869,046	$798,417

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

(in thousands)

December 31, 2012

				Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Segment Type	City	2012 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
Atlanta, GA
1700 Century Circle	Office	Atlanta		$—	$2,482	$2	$1	$2	$2,483	$2,485	$591	1983	5-40 yrs.
1800 Century Boulevard	Office	Atlanta		1,444	29,081	—	13,179	1,444	42,260	43,704	17,806	1975	5-40 yrs.
1825 Century Parkway	Office	Atlanta		864	—	303	14,392	1,167	14,392	15,559	3,686	2002	5-40 yrs.
1875 Century Boulevard	Office	Atlanta		—	8,924	—	2,280	—	11,204	11,204	5,022	1976	5-40 yrs.
1900 Century Boulevard	Office	Atlanta		—	4,744	—	702	—	5,446	5,446	2,296	1971	5-40 yrs.
2200 Century Parkway	Office	Atlanta		—	14,432	—	3,672	—	18,104	18,104	7,320	1971	5-40 yrs.
2400 Century Parkway	Office	Atlanta		—	—	406	12,646	406	12,646	13,052	4,640	1998	5-40 yrs.
2500 Century Parkway	Office	Atlanta		—	—	328	14,329	328	14,329	14,657	3,907	2005	5-40 yrs.
2500/2635 Parking Garage	Office	Atlanta		—	—	—	6,319	—	6,319	6,319	1,108	2005	5-40 yrs.
2600 Century Parkway	Office	Atlanta		—	10,679	—	3,971	—	14,650	14,650	6,205	1973	5-40 yrs.
2635 Century Parkway	Office	Atlanta		—	21,643	—	4,513	—	26,156	26,156	10,219	1980	5-40 yrs.
2800 Century Parkway	Office	Atlanta		—	20,449	—	6,728	—	27,177	27,177	8,810	1983	5-40 yrs.
50 Glenlake	Office	Atlanta		2,500	20,006	—	2,944	2,500	22,950	25,450	8,873	1997	5-40 yrs.
6348 Northeast Expressway	Industrial	Atlanta		275	1,655	—	199	275	1,854	2,129	789	1978	5-40 yrs.
6438 Northeast Expressway	Industrial	Atlanta		179	2,216	—	612	179	2,828	3,007	1,041	1981	5-40 yrs.
Bluegrass Lakes I	Industrial	Atlanta		816	—	336	2,972	1,152	2,972	4,124	1,159	1999	5-40 yrs.
Bluegrass Place I	Industrial	Atlanta		491	2,061	—	125	491	2,186	2,677	854	1995	5-40 yrs.
Bluegrass Place II	Industrial	Atlanta		412	2,583	—	103	412	2,686	3,098	1,026	1996	5-40 yrs.
Bluegrass Valley I	Industrial	Atlanta		1,500	—	374	3,117	1,874	3,117	4,991	927	2000	5-40 yrs.
Bluegrass Valley - Land	Industrial	Atlanta		19,711	—	(14,810)	—	4,901	—	4,901	—	N/A	N/A
Century Plaza I	Office	Atlanta		1,290	8,567	—	3,240	1,290	11,807	13,097	4,224	1981	5-40 yrs.
Century Plaza II	Office	Atlanta		1,380	7,733	—	2,222	1,380	9,955	11,335	3,245	1984	5-40 yrs.
Chastain Place I	Industrial	Atlanta		451	—	341	3,767	792	3,767	4,559	1,153	1997	5-40 yrs.
Chastain Place II	Industrial	Atlanta		599	—	194	1,505	793	1,505	2,298	515	1998	5-40 yrs.
Chastain Place III	Industrial	Atlanta		539	—	173	1,318	712	1,318	2,030	482	1999	5-40 yrs.

HIGHWOODS PROPERTIES, INC. HIGHWOODS REALTY LIMITED PARTNERSHIP SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

				Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Segment Type	City	2012 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
Corporate Lakes	Industrial	Atlanta		1,265	7,243	—	2,124	1,265	9,367	10,632	3,540	1988	5-40 yrs.
General Services Administration	Office	Atlanta		3,100	—	(3,100)	—	—	—	—	—	2007	5-40 yrs.
Federal Aviation Administration	Office	Atlanta		1,196	—	1,416	15,143	2,612	15,143	17,755	2,232	2009	5-40 yrs.
Gwinnett Distribution Center	Industrial	Atlanta		1,119	5,960	—	3,875	1,119	9,835	10,954	3,322	1991	5-40 yrs.
Henry County - Land	Industrial	Atlanta		3,010	—	13	—	3,023	—	3,023	—	N/A	N/A
Highwoods Ctr I at Tradeport	Office	Atlanta		307	—	139	2,049	446	2,049	2,495	697	1999	5-40 yrs.
Highwoods Ctr II at Tradeport	Office	Atlanta		641	—	181	9,024	822	9,024	9,846	379	1999	5-40 yrs.
Highwoods Ctr III at Tradeport	Office	Atlanta		409	—	130	3,900	539	3,900	4,439	623	2001	5-40 yrs.
Highwoods River Point IV	Industrial	Atlanta		1,037	—	858	8,820	1,895	8,820	10,715	1,275	2009	5-40 yrs.
NARA	Industrial	Atlanta		1,484	—	(1,484)	—	—	—	—	—	2004	5-40 yrs.
Newpoint Place I	Industrial	Atlanta		819	—	391	2,871	1,210	2,871	4,081	991	1998	5-40 yrs.
Newpoint Place II	Industrial	Atlanta		1,499	—	434	3,085	1,933	3,085	5,018	917	1999	5-40 yrs.
Newpoint Place III	Industrial	Atlanta		668	—	276	1,879	944	1,879	2,823	686	1998	5-40 yrs.
Newpoint Place IV	Industrial	Atlanta		989	—	455	4,048	1,444	4,048	5,492	973	2001	5-40 yrs.
Newpoint Place V	Industrial	Atlanta		2,150	—	920	8,949	3,070	8,949	12,019	2,134	2007	5-40 yrs.
Norcross, I & II	Industrial	Atlanta		323	2,000	—	602	323	2,602	2,925	1,099	1970	5-40 yrs.
5405 Windward Parkway	Office	Atlanta		3,342	32,111	—	411	3,342	32,522	35,864	12,155	1998	5-40 yrs.
Riverpoint - Land	Industrial	Atlanta		7,250	—	4,525	2,712	11,775	2,712	14,487	211	N/A	N/A
Riverwood 100	Office	Atlanta	(1)	5,785	64,913	—	4,629	5,785	69,542	75,327	3,175	1989	5-40 yrs.
South Park Residential - Land	Other	Atlanta		50	—	7	—	57	—	57	—	N/A	N/A
South Park Site - Land	Industrial	Atlanta		1,204	—	754	—	1,958	—	1,958	—	N/A	N/A
Southside Distribution Center	Industrial	Atlanta		804	4,553	—	2,207	804	6,760	7,564	2,664	1988	5-40 yrs.
Tradeport Place I	Industrial	Atlanta		557	—	261	2,218	818	2,218	3,036	750	1999	5-40 yrs.
Tradeport Place II	Industrial	Atlanta		557	—	261	2,305	818	2,305	3,123	809	1999	5-40 yrs.
Tradeport Place III	Industrial	Atlanta		673	—	370	2,684	1,043	2,684	3,727	907	1999	5-40 yrs.
Tradeport Place IV	Industrial	Atlanta		667	—	365	3,683	1,032	3,683	4,715	1,105	2001	5-40 yrs.
Tradeport - Land	Industrial	Atlanta		5,243	—	(387)	—	4,856	—	4,856	—	N/A	N/A
Tradeport Place V	Industrial	Atlanta		463	—	180	2,322	643	2,322	2,965	565	2002	5-40 yrs.
Two Point Royal	Office	Atlanta		1,793	14,964	—	2,486	1,793	17,450	19,243	6,737	1997	5-40 yrs.

HIGHWOODS PROPERTIES, INC. HIGHWOODS REALTY LIMITED PARTNERSHIP SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

				Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Segment Type	City	2012 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
Two Alliance Center	Office	Atlanta		9,579	125,549	—	2,020	9,579	127,569	137,148	1,587	2009	5-40 yrs.
Greenville, SC
Brookfield Plaza	Office	Greenville		1,500	8,514	—	2,691	1,500	11,205	12,705	4,922	1987	5-40 yrs.
Jacobs Building	Office	Greenville		3,050	17,280	(23)	3,880	3,027	21,160	24,187	9,155	1990	5-40 yrs.
Brookfield Metlife	Office	Greenville		1,039	—	352	8,033	1,391	8,033	9,424	2,226	2001	5-40 yrs.
Patewood I	Office	Greenville		942	5,117	—	992	942	6,109	7,051	2,315	1985	5-40 yrs.
Patewood II	Office	Greenville		942	5,176	—	651	942	5,827	6,769	2,259	1987	5-40 yrs.
Patewood III	Office	Greenville		842	4,776	—	489	842	5,265	6,107	2,147	1989	5-40 yrs.
Patewood IV	Office	Greenville		1,219	6,918	—	618	1,219	7,536	8,755	3,095	1989	5-40 yrs.
Patewood V	Office	Greenville		1,690	9,589	—	1,359	1,690	10,948	12,638	4,448	1990	5-40 yrs.
Patewood VI	Office	Greenville		2,360	—	321	7,661	2,681	7,661	10,342	2,693	1999	5-40 yrs.
Kansas City, MO
Country Club Plaza	Retail	Kansas City		14,286	146,879	(198)	126,551	14,088	273,430	287,518	98,798	1920-2002	5-40 yrs.
Land - Hotel Land - Valencia	Office	Kansas City		978	—	111	—	1,089	—	1,089	—	N/A	N/A
Neptune Apartments	Office	Kansas City		1,098	6,282	(1,098)	(6,282)	—	—	—	—	1988	5-40 yrs.
One Ward Parkway	Office	Kansas City		681	3,937	(681)	(3,937)	—	—	—	—	1980	5-40 yrs.
Park Plaza Building	Office	Kansas City	(1)	1,384	6,410	—	1,982	1,384	8,392	9,776	2,706	1983	5-40 yrs.
Two Emanuel Cleaver Boulevard	Office	Kansas City		984	4,402	—	2,074	984	6,476	7,460	1,956	1983	5-40 yrs.
Valencia Place Office	Office	Kansas City	(1)	1,576	—	970	36,673	2,546	36,673	39,219	13,283	1999	5-40 yrs.
Memphis, TN
3400 Players Club Parkway	Office	Memphis		1,005	—	207	5,260	1,212	5,260	6,472	2,020	1997	5-40 yrs.
Triad Centre I	Office	Memphis		2,340	11,385	(849)	4,289	1,491	15,674	17,165	4,848	1985	5-40 yrs.
Triad Centre II	Office	Memphis		1,980	8,677	(404)	3,269	1,576	11,946	13,522	3,713	1987	5-40 yrs.
Atrium I & II	Office	Memphis		1,570	6,253	—	2,449	1,570	8,702	10,272	3,659	1984	5-40 yrs.
Centrum	Office	Memphis		1,013	5,580	—	2,587	1,013	8,167	9,180	3,193	1979	5-40 yrs.
Comcast	Office	Memphis		946	—	—	8,621	946	8,621	9,567	1,805	2008	5-40 yrs.
International Place Phase II	Office	Memphis	(2)	4,884	27,782	—	4,060	4,884	31,842	36,726	13,333	1988	5-40 yrs.

HIGHWOODS PROPERTIES, INC. HIGHWOODS REALTY LIMITED PARTNERSHIP SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

				Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Segment Type	City	2012 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
PennMarc Centre	Office	Memphis	7,028	3,607	10,240	—	1,423	3,607	11,663	15,270	1,751	2008	5-40 yrs.
Shadow Creek I	Office	Memphis		924	—	466	6,559	1,390	6,559	7,949	2,025	2000	5-40 yrs.
Shadow Creek II	Office	Memphis		734	—	467	7,164	1,201	7,164	8,365	1,968	2001	5-40 yrs.
Southwind Office Center A	Office	Memphis		1,004	5,694	282	1,448	1,286	7,142	8,428	2,975	1991	5-40 yrs.
Southwind Office Center B	Office	Memphis		1,366	7,754	—	981	1,366	8,735	10,101	3,578	1990	5-40 yrs.
Southwind Office Center C	Office	Memphis		1,070	—	221	5,079	1,291	5,079	6,370	1,833	1998	5-40 yrs.
Southwind Office Center D	Office	Memphis		744	—	193	5,310	937	5,310	6,247	1,666	1999	5-40 yrs.
Colonnade	Office	Memphis		1,300	6,481	267	505	1,567	6,986	8,553	2,612	1998	5-40 yrs.
ThyssenKrupp Elevator Mfg Headquarters	Office	Memphis		1,040	—	25	8,342	1,065	8,342	9,407	2,198	2007	5-40 yrs.
General Services Administration	Office	Memphis		871	—	(871)	—	—	—	—	—	2007	5-40 yrs.
Crescent Center	Office	Memphis	39,805	7,875	32,756	—	4,168	7,875	36,924	44,799	2,975	1986	5-40 yrs.
Southwind - Land	Office	Memphis		3,662	—	(1,477)	—	2,185	—	2,185	—	N/A	N/A
Triad Centre III	Office	Memphis		1,253	—	—	35,122	1,253	35,122	36,375	2,943	2009	5-40 yrs.
Nashville, TN
3322 West End	Office	Nashville		3,025	27,490	—	3,556	3,025	31,046	34,071	10,301	1986	5-40 yrs.
3401 West End	Office	Nashville		5,862	22,917	—	5,630	5,862	28,547	34,409	12,724	1982	5-40 yrs.
5310 Maryland Way	Office	Nashville		1,863	7,201	—	230	1,863	7,431	9,294	3,139	1994	5-40 yrs.
BNA Corporate Center	Office	Nashville		—	18,506	—	(18,506)	—	—	—	—	1985	5-40 yrs.
Century City Plaza I	Office	Nashville		903	6,919	(903)	(6,919)	—	—	—	—	1987	5-40 yrs.
Cool Springs 1 & 2 Deck	Office	Nashville	(3)	—	—	—	3,957	—	3,957	3,957	511	2007	5-40 yrs.
Cool Springs 3 & 4 Deck	Office	Nashville	(1)	—	—	—	4,418	—	4,418	4,418	636	2007	5-40 yrs.
Cool Springs I	Office	Nashville	(3)	1,583	—	15	12,288	1,598	12,288	13,886	4,135	1999	5-40 yrs.
Cool Springs II	Office	Nashville	(3)	1,824	—	346	18,154	2,170	18,154	20,324	5,429	1999	5-40 yrs.
Cool Springs III	Office	Nashville	(3)	1,631	—	804	16,949	2,435	16,949	19,384	4,089	2006	5-40 yrs.
Cool Springs IV	Office	Nashville	(1)	1,715	—	—	21,371	1,715	21,371	23,086	3,546	2008	5-40 yrs.
Cool Springs V – Healthways	Office	Nashville		3,688	—	295	52,433	3,983	52,433	56,416	8,586	2007	5-40 yrs.
Harpeth On The Green II	Office	Nashville		1,419	5,677	—	1,292	1,419	6,969	8,388	2,941	1984	5-40 yrs.
Harpeth On The Green III	Office	Nashville		1,660	6,649	—	1,836	1,660	8,485	10,145	3,514	1987	5-40 yrs.
Harpeth On The Green IV	Office	Nashville		1,713	6,842	—	1,464	1,713	8,306	10,019	3,314	1989	5-40 yrs.
Harpeth On The Green V	Office	Nashville		662	—	197	4,304	859	4,304	5,163	1,647	1998	5-40 yrs.
Hickory Trace	Office	Nashville	(2)	1,164	—	164	4,657	1,328	4,657	5,985	1,350	2001	5-40 yrs.

HIGHWOODS PROPERTIES, INC. HIGHWOODS REALTY LIMITED PARTNERSHIP SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

				Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Segment Type	City	2012 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
Highwoods Plaza I	Office	Nashville		1,552	—	307	7,989	1,859	7,989	9,848	3,337	1996	5-40 yrs.
Highwoods Plaza II	Office	Nashville		1,448	—	307	5,799	1,755	5,799	7,554	2,160	1997	5-40 yrs.
Lakeview Ridge II	Office	Nashville		605	—	(605)	—	—	—	—	—	1998	5-40 yrs.
Lakeview Ridge III	Office	Nashville		1,073	—	(1,073)	—	—	—	—	—	1999	5-40 yrs.
Seven Springs - Land I	Office	Nashville		3,122	—	(1,314)	—	1,808	—	1,808	—	N/A	N/A
Seven Springs - Land II	Office	Nashville		3,715	—	(1,025)	—	2,690	—	2,690	—	N/A	N/A
Seven Springs I	Office	Nashville		2,076	—	592	12,658	2,668	12,658	15,326	4,392	2002	5-40 yrs.
SouthPointe	Office	Nashville		1,655	—	310	6,761	1,965	6,761	8,726	2,484	1998	5-40 yrs.
The Ramparts of Brentwood	Office	Nashville		2,394	12,806	—	2,109	2,394	14,915	17,309	4,907	1986	5-40 yrs.
Westwood South	Office	Nashville		2,106	—	382	9,006	2,488	9,006	11,494	2,972	1999	5-40 yrs.
100 Winners Circle	Office	Nashville		1,497	7,258	—	1,368	1,497	8,626	10,123	3,158	1987	5-40 yrs.
Nashville - Land	Office	Nashville		15,000	—	—	—	15,000	—	15,000	—	N/A	N/A
Orlando, FL
Berkshire at MetroCenter	Office	Orlando		1,265	—	672	12,781	1,937	12,781	14,718	2,984	2007	5-40 yrs.
Capital Plaza III - Land	Office	Orlando		2,994	—	18	—	3,012	—	3,012	—	N/A	N/A
Eola Park - Land	Office	Orlando		2,027	—	—	—	2,027	—	2,027	—	N/A	N/A
Cambridge at MetroCenter	Office	Orlando		501	—	14	3,320	515	3,320	3,835	773	2000	5-40 yrs.
Oxford - Land	Office	Orlando		1,100	—	51	—	1,151	—	1,151	—	N/A	N/A
MetroWest Commerce Center	Office	Orlando		1,354	7,687	(164)	4,816	1,190	12,503	13,693	4,315	1988	5-40 yrs.
Stratford - Land	Office	Orlando		2,034	—	(148)	—	1,886	—	1,886	—	N/A	N/A
Windsor at MetroCenter	Office	Orlando		—	—	2,060	8,296	2,060	8,296	10,356	2,000	2002	5-40 yrs.
The 1800 Eller Drive Building	Office	South Florida		—	9,851	—	2,619	—	12,470	12,470	5,550	1983	5-40 yrs.
Piedmont Triad, NC
101 South Stratford Road	Office	Piedmont Triad		1,205	6,916	—	1,164	1,205	8,080	9,285	3,013	1986	5-40 yrs.
6348 Burnt Poplar	Industrial	Piedmont Triad		724	2,900	—	254	724	3,154	3,878	1,355	1990	5-40 yrs.
6350 Burnt Poplar	Industrial	Piedmont Triad		341	1,374	—	237	341	1,611	1,952	701	1992	5-40 yrs.
7341 West Friendly Avenue	Industrial	Piedmont Triad		113	841	—	381	113	1,222	1,335	521	1988	5-40 yrs.
7343 West Friendly Avenue	Industrial	Piedmont Triad		72	555	—	273	72	828	900	331	1988	5-40 yrs.

HIGHWOODS PROPERTIES, INC. HIGHWOODS REALTY LIMITED PARTNERSHIP SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

				Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Segment Type	City	2012 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
7345 West Friendly Avenue	Industrial	Piedmont Triad		66	492	—	210	66	702	768	295	1988	5-40 yrs.
7347 West Friendly Avenue	Industrial	Piedmont Triad		97	719	—	269	97	988	1,085	407	1988	5-40 yrs.
7349 West Friendly Avenue	Industrial	Piedmont Triad		53	393	—	161	53	554	607	202	1988	5-40 yrs.
7351 West Friendly Avenue	Industrial	Piedmont Triad		106	788	—	153	106	941	1,047	399	1988	5-40 yrs.
7353 West Friendly Avenue	Industrial	Piedmont Triad		123	912	—	120	123	1,032	1,155	420	1988	5-40 yrs.
7355 West Friendly Avenue	Industrial	Piedmont Triad		72	538	—	156	72	694	766	276	1988	5-40 yrs.
420 Gallimore Dairy Road	Office	Piedmont Triad		379	1,516	—	419	379	1,935	2,314	803	1990	5-40 yrs.
418 Gallimore Dairy Road	Office	Piedmont Triad		462	1,849	—	414	462	2,263	2,725	949	1986	5-40 yrs.
416 Gallimore Dairy Road	Office	Piedmont Triad		322	1,293	—	485	322	1,778	2,100	766	1986	5-40 yrs.
7031 Albert Pick Road	Office	Piedmont Triad		510	2,921	—	1,668	510	4,589	5,099	2,008	1986	5-40 yrs.
7029 Albert Pick Road	Office	Piedmont Triad		739	3,237	—	875	739	4,112	4,851	1,933	1988	5-40 yrs.
7025 Albert Pick Road	Office	Piedmont Triad	(2)	2,393	9,576	—	2,884	2,393	12,460	14,853	5,424	1990	5-40 yrs.
7027 Albert Pick Road	Office	Piedmont Triad	(2)	850	—	699	3,911	1,549	3,911	5,460	1,486	1997	5-40 yrs.
7009 Albert Pick Road	Industrial	Piedmont Triad		224	1,068	—	320	224	1,388	1,612	748	1990	5-40 yrs.
426 Gallimore Dairy Road	Office	Piedmont Triad		465	—	380	1,024	845	1,024	1,869	429	1996	5-40 yrs.
422 Gallimore Dairy Road	Industrial	Piedmont Triad		145	1,081	—	331	145	1,412	1,557	570	1990	5-40 yrs.
406 Gallimore Dairy Road	Office	Piedmont Triad		265	—	270	951	535	951	1,486	378	1996	5-40 yrs.
7021 Albert Pick Road	Industrial	Piedmont Triad		237	1,103	—	199	237	1,302	1,539	567	1985	5-40 yrs.
7019 Albert Pick Road	Industrial	Piedmont Triad		192	946	—	199	192	1,145	1,337	488	1985	5-40 yrs.

HIGHWOODS PROPERTIES, INC. HIGHWOODS REALTY LIMITED PARTNERSHIP SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

				Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Segment Type	City	2012 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
7015 Albert Pick Road	Industrial	Piedmont Triad		305	1,219	—	372	305	1,591	1,896	682	1985	5-40 yrs.
7017 Albert Pick Road	Industrial	Piedmont Triad		225	928	—	116	225	1,044	1,269	454	1985	5-40 yrs.
7011 Albert Pick Road	Industrial	Piedmont Triad		171	777	—	230	171	1,007	1,178	432	1990	5-40 yrs.
424 Gallimore Dairy Road	Office	Piedmont Triad		271	—	239	989	510	989	1,499	480	1997	5-40 yrs.
410 Gallimore Dairy Road	Industrial	Piedmont Triad		356	1,613	—	202	356	1,815	2,171	840	1985	5-40 yrs.
412 Gallimore Dairy Road	Industrial	Piedmont Triad		374	1,523	—	377	374	1,900	2,274	787	1985	5-40 yrs.
408 Gallimore Dairy Road	Industrial	Piedmont Triad		341	1,486	—	629	341	2,115	2,456	1,006	1986	5-40 yrs.
414 Gallimore Dairy Road	Industrial	Piedmont Triad		659	2,676	—	646	659	3,322	3,981	1,447	1988	5-40 yrs.
237 Burgess Road	Industrial	Piedmont Triad		860	2,919	—	550	860	3,469	4,329	1,548	1986	5-40 yrs.
235 Burgess Road	Industrial	Piedmont Triad		1,302	4,392	—	706	1,302	5,098	6,400	2,504	1987	5-40 yrs.
241 Burgess Road	Industrial	Piedmont Triad		450	1,517	—	897	450	2,414	2,864	964	1988	5-40 yrs.
243 Burgess Road	Industrial	Piedmont Triad		452	1,514	—	153	452	1,667	2,119	774	1988	5-40 yrs.
496 Gallimore Dairy Road	Industrial	Piedmont Triad		546	—	—	2,918	546	2,918	3,464	1,157	1998	5-40 yrs.
494 Gallimore Dairy Road	Industrial	Piedmont Triad		749	—	—	2,509	749	2,509	3,258	854	1999	5-40 yrs.
486 Gallimore Dairy Road	Industrial	Piedmont Triad		603	—	—	2,273	603	2,273	2,876	729	1999	5-40 yrs.
488 Gallimore Dairy Road	Industrial	Piedmont Triad		499	—	—	2,075	499	2,075	2,574	661	1999	5-40 yrs.
490 Gallimore Dairy Road	Industrial	Piedmont Triad		1,733	—	—	5,742	1,733	5,742	7,475	2,691	1999	5-40 yrs.
7825 National Service Road	Office	Piedmont Triad		944	3,831	—	1,017	944	4,848	5,792	2,230	1984	5-40 yrs.
7823 National Service Road	Office	Piedmont Triad		887	3,550	—	506	887	4,056	4,943	1,818	1985	5-40 yrs.

HIGHWOODS PROPERTIES, INC. HIGHWOODS REALTY LIMITED PARTNERSHIP SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

				Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Segment Type	City	2012 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
7819 National Service Road	Office	Piedmont Triad		227	907	—	430	227	1,337	1,564	644	1985	5-40 yrs.
7817 National Service Road	Office	Piedmont Triad		243	971	—	647	243	1,618	1,861	622	1985	5-40 yrs.
7815 National Service Road	Office	Piedmont Triad		327	1,309	—	842	327	2,151	2,478	968	1985	5-40 yrs.
Brigham Road - Land	Industrial	Piedmont Triad		7,059	—	(3,720)	—	3,339	—	3,339	—	N/A	N/A
3330 Healy Drive	Office	Piedmont Triad		625	2,183	(235)	555	390	2,738	3,128	1,344	1983	5-40 yrs.
3334 Healy Drive	Office	Piedmont Triad		625	4,435	(203)	(983)	422	3,452	3,874	1,754	1983	5-40 yrs.
1381 Old Mill Circle	Office	Piedmont Triad		680	3,572	(217)	(963)	463	2,609	3,072	1,317	1989	5-40 yrs.
1399 Ashleybrook Lane	Office	Piedmont Triad		376	1,655	(123)	(337)	253	1,318	1,571	667	1989	5-40 yrs.
7800 Thorndike Road	Office	Piedmont Triad		1,041	5,892	—	1,429	1,041	7,321	8,362	2,812	1989	5-40 yrs.
651 Brigham Road	Industrial	Piedmont Triad		453	—	360	2,900	813	2,900	3,713	896	2002	5-40 yrs.
657 Brigham Road	Industrial	Piedmont Triad		2,733	—	881	11,097	3,614	11,097	14,711	1,924	2006	5-40 yrs.
653 Brigham Road	Industrial	Piedmont Triad		814	—	—	3,587	814	3,587	4,401	454	2007	5-40 yrs.
2000 Frontis Plaza Boulevard	Office	Piedmont Triad		329	1,867	—	767	329	2,634	2,963	1,227	1985	5-40 yrs.
1501 Highwoods Boulevard	Office	Piedmont Triad		1,476	—	—	7,848	1,476	7,848	9,324	2,126	2001	5-40 yrs.
Jefferson Pilot - Land	Office	Piedmont Triad		11,759	—	(4,311)	—	7,448	—	7,448	—	N/A	N/A
4200 Tudor Lane	Industrial	Piedmont Triad		515	—	383	2,352	898	2,352	3,250	988	1996	5-40 yrs.
4224 Tudor Lane	Industrial	Piedmont Triad		435	—	288	1,838	723	1,838	2,561	724	1996	5-40 yrs.
7023 Albert Pick Road	Office	Piedmont Triad		834	3,459	—	500	834	3,959	4,793	1,706	1989	5-40 yrs.
380 Knollwood Street - Retail	Office	Piedmont Triad		—	1	—	227	—	228	228	117	1995	5-40 yrs.

HIGHWOODS PROPERTIES, INC. HIGHWOODS REALTY LIMITED PARTNERSHIP SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

				Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Segment Type	City	2012 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
370 Knollwood Street	Office	Piedmont Triad		1,826	7,495	—	2,627	1,826	10,122	11,948	3,716	1994	5-40 yrs.
380 Knollwood Street	Office	Piedmont Triad		2,989	12,028	—	2,902	2,989	14,930	17,919	6,580	1990	5-40 yrs.
799 Hanes Mall Boulevard	Office	Piedmont Triad		1,450	11,375	—	1,005	1,450	12,380	13,830	4,924	1970-1987	5-40 yrs.
3901 Westpoint Boulevard	Office	Piedmont Triad		347	1,389	—	97	347	1,486	1,833	653	1990	5-40 yrs.
Church St Medical Center I	Office	Piedmont Triad	7,764	2,734	9,129	—	—	2,734	9,129	11,863	91	2003	5-40 yrs.
Church St Medical Center II	Office	Piedmont Triad		2,376	5,451	—	3	2,376	5,454	7,830	125	2007	5-40 yrs.
Church St Medical Center III	Office	Piedmont Triad		925	4,551	—	76	925	4,627	5,552	91	2008	5-40 yrs.
Pittsburgh, PA
One PPG Place	Office	Pittsburgh	(4)	9,819	107,643	—	11,751	9,819	119,394	129,213	5,274	1983-1985	5-40 yrs.
Two PPG Place-Office	Office	Pittsburgh	(4)	2,302	10,863	—	376	2,302	11,239	13,541	520	1983-1985	5-40 yrs.
Two PPG Place-Retail	Office	Pittsburgh	(4)	—	115	—	150	—	265	265	28	1983-1985	5-40 yrs.
Three PPG Place	Office	Pittsburgh	(4)	501	2,923	—	556	501	3,479	3,980	152	1983-1985	5-40 yrs.
Four PPG Place	Office	Pittsburgh	(4)	620	3,239	—	689	620	3,928	4,548	154	1983-1985	5-40 yrs.
Five PPG Place	Office	Pittsburgh	(4)	803	4,924	—	1,149	803	6,073	6,876	310	1983-1985	5-40 yrs.
Six PPG Place	Office	Pittsburgh	(4)	3,353	25,602	—	2,744	3,353	28,346	31,699	1,698	1983-1985	5-40 yrs.
EQT Plaza	Office	Pittsburgh		—	83,812	—	—	—	83,812	83,812	282	1987	5-40 yrs.
Raleigh, NC
3600 Glenwood Avenue	Office	Raleigh		—	10,994	—	4,581	—	15,575	15,575	5,441	1986	5-40 yrs.
3737 Glenwood Avenue	Office	Raleigh		—	—	318	15,347	318	15,347	15,665	4,822	1999	5-40 yrs.
4101 Research Commons	Office	Raleigh		1,348	8,346	220	(2,109)	1,568	6,237	7,805	2,026	1999	5-40 yrs.
4201 Research Commons	Office	Raleigh		1,204	11,858	—	(1,284)	1,204	10,574	11,778	4,029	1991	5-40 yrs.
4301 Research Commons	Office	Raleigh		900	8,237	—	534	900	8,771	9,671	3,853	1989	5-40 yrs.
4401 Research Commons	Office	Raleigh		1,249	9,387	—	2,007	1,249	11,394	12,643	4,988	1987	5-40 yrs.
4501 Research Commons	Office	Raleigh		785	5,856	—	1,780	785	7,636	8,421	3,854	1985	5-40 yrs.
4800 North Park	Office	Raleigh		2,678	17,630	—	7,493	2,678	25,123	27,801	11,333	1985	5-40 yrs.
4900 North Park	Office	Raleigh	87	770	1,983	—	1,275	770	3,258	4,028	1,373	1984	5-40 yrs.
5000 North Park	Office	Raleigh		1,010	4,612	(49)	2,423	961	7,035	7,996	3,546	1980	5-40 yrs.

HIGHWOODS PROPERTIES, INC. HIGHWOODS REALTY LIMITED PARTNERSHIP SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

				Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Segment Type	City	2012 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
801 Raleigh Corporate Center	Office	Raleigh	(3)	828	—	272	9,565	1,100	9,565	10,665	2,700	2002	5-40 yrs.
Blue Ridge I	Office	Raleigh		722	4,606	—	1,082	722	5,688	6,410	2,705	1982	5-40 yrs.
Blue Ridge II	Office	Raleigh		462	1,410	—	494	462	1,904	2,366	1,091	1988	5-40 yrs.
Cape Fear	Office	Raleigh		131	1,630	—	770	131	2,400	2,531	2,224	1979	5-40 yrs.
Catawba	Office	Raleigh		125	1,635	—	2,390	125	4,025	4,150	2,975	1980	5-40 yrs.
CentreGreen One	Office	Raleigh	(2)	1,529	—	(378)	9,400	1,151	9,400	10,551	2,677	2000	5-40 yrs.
CentreGreen Two	Office	Raleigh	(2)	1,653	—	(389)	8,885	1,264	8,885	10,149	2,655	2001	5-40 yrs.
CentreGreen Three - Land	Office	Raleigh		1,876	—	(384)	—	1,492	—	1,492	—	N/A	N/A
CentreGreen Four	Office	Raleigh	(2)	1,779	—	(397)	11,127	1,382	11,127	12,509	3,984	2002	5-40 yrs.
CentreGreen Five	Office	Raleigh		1,280	—	69	12,781	1,349	12,781	14,130	2,428	2008	5-40 yrs.
Cottonwood	Office	Raleigh		609	3,244	—	434	609	3,678	4,287	1,728	1983	5-40 yrs.
Dogwood	Office	Raleigh		766	2,769	—	524	766	3,293	4,059	1,656	1983	5-40 yrs.
EPA	Office	Raleigh		2,597	—	—	1,670	2,597	1,670	4,267	949	2003	5-40 yrs.
GlenLake - Land	Office	Raleigh		13,003	—	(6,096)	114	6,907	114	7,021	33	N/A	N/A
GlenLake One	Office	Raleigh	(2)	924	—	1,324	21,914	2,248	21,914	24,162	6,652	2002	5-40 yrs.
GlenLake Four	Office	Raleigh	(3)	1,659	—	493	21,920	2,152	21,920	24,072	4,717	2006	5-40 yrs.
GlenLake Six	Office	Raleigh		941	—	737	22,186	1,678	22,186	23,864	3,557	2008	5-40 yrs.
701 Raleigh Corporate Center	Office	Raleigh	(3)	1,304	—	540	13,812	1,844	13,812	15,656	5,570	1996	5-40 yrs.
Highwoods Centre	Office	Raleigh		531	—	(267)	7,553	264	7,553	7,817	2,918	1998	5-40 yrs.
Highwoods Office Center North - Land	Office	Raleigh		357	49	—	—	357	49	406	31	N/A	N/A
Highwoods Tower One	Office	Raleigh		203	16,744	—	3,377	203	20,121	20,324	10,313	1991	5-40 yrs.
Highwoods Tower Two	Office	Raleigh		365	—	503	21,362	868	21,362	22,230	6,114	2001	5-40 yrs.
Inveresk Parcel 2 - Land	Office	Raleigh		657	—	197	—	854	—	854	—	N/A	N/A
Inveresk Parcel 3 - Land	Office	Raleigh		548	—	306	—	854	—	854	—	N/A	N/A
Lake Boone Medical Center	Office	Raleigh		1,450	6,311	—	257	1,450	6,568	8,018	527	1998	5-40 yrs.
4620 Creekstone Drive	Office	Raleigh		149	—	107	3,153	256	3,153	3,409	982	2001	5-40 yrs.
4825 Creekstone Drive	Office	Raleigh		398	—	293	9,282	691	9,282	9,973	3,131	1999	5-40 yrs.
Pamlico	Office	Raleigh		289	—	—	14,825	289	14,825	15,114	9,943	1980	5-40 yrs.
ParkWest One	Office	Raleigh		242	—	—	3,315	242	3,315	3,557	946	2001	5-40 yrs.
ParkWest Two	Office	Raleigh		356	—	—	4,099	356	4,099	4,455	1,574	2001	5-40 yrs.
ParkWest Three - Land - Weston	Office	Raleigh		306	—	—	—	306	—	306	—	N/A	5-40 yrs.

HIGHWOODS PROPERTIES, INC. HIGHWOODS REALTY LIMITED PARTNERSHIP SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

				Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Segment Type	City	2012 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
Progress Center Renovation	Office	Raleigh		—	—	—	362	—	362	362	215	2003	5-40 yrs.
Raleigh Corp Center Lot D	Office	Raleigh		1,211	—	8	—	1,219	—	1,219	—	N/A	N/A
PNC Plaza	Office	Raleigh	45,662	1,206	—	—	71,553	1,206	71,553	72,759	9,831	2008	5-40 yrs.
Rexwoods Center I	Office	Raleigh		878	3,730	—	1,224	878	4,954	5,832	2,798	1990	5-40 yrs.
Rexwoods Center II	Office	Raleigh		362	1,818	—	1,001	362	2,819	3,181	930	1993	5-40 yrs.
Rexwoods Center III	Office	Raleigh		919	2,816	—	751	919	3,567	4,486	1,889	1992	5-40 yrs.
Rexwoods Center IV	Office	Raleigh		586	—	—	3,888	586	3,888	4,474	1,574	1995	5-40 yrs.
Rexwoods Center V	Office	Raleigh		1,301	—	184	5,241	1,485	5,241	6,726	1,942	1998	5-40 yrs.
Riverbirch	Office	Raleigh		469	4,038	23	6,409	492	10,447	10,939	599	1987	5-40 yrs.
Situs I	Office	Raleigh		692	4,646	178	(1,189)	870	3,457	4,327	1,334	1996	5-40 yrs.
Situs II	Office	Raleigh		718	6,254	181	(1,081)	899	5,173	6,072	1,857	1998	5-40 yrs.
Situs III	Office	Raleigh		440	4,078	119	(1,008)	559	3,070	3,629	1,025	2000	5-40 yrs.
Six Forks Center I	Office	Raleigh		666	2,665	—	1,268	666	3,933	4,599	1,774	1982	5-40 yrs.
Six Forks Center II	Office	Raleigh		1,086	4,533	—	1,582	1,086	6,115	7,201	2,803	1983	5-40 yrs.
Six Forks Center III	Office	Raleigh		862	4,411	—	1,897	862	6,308	7,170	2,956	1987	5-40 yrs.
Smoketree Tower	Office	Raleigh		2,353	11,743	—	4,245	2,353	15,988	18,341	7,083	1984	5-40 yrs.
4601 Creekstone Drive	Office	Raleigh		255	—	217	5,184	472	5,184	5,656	1,945	1997	5-40 yrs.
Weston - Land	Office	Raleigh		22,771	—	(8,938)	—	13,833	—	13,833	—	N/A	N/A
4625 Creekstone Drive	Office	Raleigh		458	—	268	5,142	726	5,142	5,868	2,200	1995	5-40 yrs.
11000 Weston Parkway	Office	Raleigh		2,651	18,850	—	233	2,651	19,083	21,734	572	1998	5-40 yrs.
Other Property	Other	Raleigh		24,976	9,495	(23,151)	4,574	1,825	14,069	15,894	7,467	N/A	N/A
Richmond, VA
4900 Cox Road	Office	Richmond		1,324	5,311	—	3,006	1,324	8,317	9,641	3,605	1991	5-40 yrs.
Colonnade Building	Office	Richmond	(2)	1,364	6,105	—	722	1,364	6,827	8,191	1,967	2003	5-40 yrs.
Dominion Place - Pitts Parcel - Land	Office	Richmond		1,101	—	(189)	—	912	—	912	—	N/A	N/A
Markel 4521	Office	Richmond	10,142	1,581	13,299	—	(1,746)	1,581	11,553	13,134	3,683	1999	5-40 yrs.
Grove Park I	Office	Richmond		713	—	319	5,230	1,032	5,230	6,262	1,974	1997	5-40 yrs.
Hamilton Beach/Proctor-Silex	Office	Richmond		1,086	4,345	—	2,025	1,086	6,370	7,456	3,028	1986	5-40 yrs.
Highwoods Commons	Office	Richmond		521	—	446	3,343	967	3,343	4,310	1,133	1999	5-40 yrs.
Highwoods One	Office	Richmond		1,688	—	—	11,014	1,688	11,014	12,702	4,249	1996	5-40 yrs.
Highwoods Two	Office	Richmond	(2)	786	—	213	6,070	999	6,070	7,069	2,370	1997	5-40 yrs.

HIGHWOODS PROPERTIES, INC. HIGHWOODS REALTY LIMITED PARTNERSHIP SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

				Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Segment Type	City	2012 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
Highwoods Five	Office	Richmond		783	—	—	5,339	783	5,339	6,122	1,961	1998	5-40 yrs.
Highwoods Plaza	Office	Richmond		909	—	176	5,719	1,085	5,719	6,804	1,785	2000	5-40 yrs.
Markel 4551	Office	Richmond	4,809	1,300	6,958	(144)	(414)	1,156	6,544	7,700	1,475	1987	5-40 yrs.
Innslake Center	Office	Richmond		845	—	195	5,396	1,040	5,396	6,436	1,521	2001	5-40 yrs.
Highwoods Centre	Office	Richmond		1,205	4,825	—	1,098	1,205	5,923	7,128	2,374	1990	5-40 yrs.
Markel 4501	Office	Richmond	7,992	1,300	13,259	72	(4,410)	1,372	8,849	10,221	2,013	1998	5-40 yrs.
Markel 4600	Office	Richmond	10,142	1,700	17,081	(386)	(5,389)	1,314	11,692	13,006	2,617	1989	5-40 yrs.
North Park	Office	Richmond		2,163	8,659	(14)	1,846	2,149	10,505	12,654	4,849	1989	5-40 yrs.
North Shore Commons I	Office	Richmond	(2)	951	—	—	11,361	951	11,361	12,312	3,189	2002	5-40 yrs.
North Shore Commons II	Office	Richmond	(2)	2,067	—	(103)	11,075	1,964	11,075	13,039	2,215	2007	5-40 yrs.
North Shore Commons C - Land	Office	Richmond		1,497	—	—	—	1,497	—	1,497	—	N/A	N/A
North Shore Commons D - Land	Office	Richmond		1,261	—	—	—	1,261	—	1,261	—	N/A	N/A
Nucklos Corner Land	Office	Richmond		1,259	—	—	—	1,259	—	1,259	—	N/A	N/A
One Shockoe Plaza	Office	Richmond		—	—	356	15,164	356	15,164	15,520	6,684	1996	5-40 yrs.
Pavilion Land	Office	Richmond		181	46	20	(46)	201	—	201	—	N/A	N/A
Lake Brook Commons	Office	Richmond		1,600	8,864	—	2,063	1,600	10,927	12,527	1,332	1996	5-40 yrs.
Sadler & Cox Land	Office	Richmond		1,535	—	—	—	1,535	—	1,535	—	N/A	N/A
4840 Cox Road	Office	Richmond	(2)	1,918	—	337	13,550	2,255	13,550	15,805	4,075	2005	5-40 yrs.
Stony Point F Land	Office	Richmond		1,841	—	—	—	1,841	—	1,841	—	N/A	N/A
Stony Point I	Office	Richmond	(2)	1,384	11,630	59	2,480	1,443	14,110	15,553	5,268	1990	5-40 yrs.
Stony Point II	Office	Richmond		1,240	—	—	11,826	1,240	11,826	13,066	3,896	1999	5-40 yrs.
Stony Point III	Office	Richmond	(2)	995	—	—	9,270	995	9,270	10,265	2,738	2002	5-40 yrs.
Stony Point IV	Office	Richmond		955	—	—	11,459	955	11,459	12,414	2,868	2006	5-40 yrs.
Technology Park I	Office	Richmond		541	2,166	—	363	541	2,529	3,070	1,054	1991	5-40 yrs.
Technology Park II	Office	Richmond		264	1,058	—	109	264	1,167	1,431	507	1991	5-40 yrs.
Vantage Place-A	Office	Richmond	(2)	203	811	—	168	203	979	1,182	449	1987	5-40 yrs.
Vantage Place-B	Office	Richmond	(2)	233	931	—	254	233	1,185	1,418	513	1988	5-40 yrs.
Vantage Place-C	Office	Richmond	(2)	235	940	—	282	235	1,222	1,457	542	1987	5-40 yrs.
Vantage Place-D	Office	Richmond	(2)	218	873	—	283	218	1,156	1,374	515	1988	5-40 yrs.
Vantage Pointe	Office	Richmond	(2)	1,089	4,500	—	1,279	1,089	5,779	6,868	2,547	1990	5-40 yrs.
Virginia Mutual	Office	Richmond		1,301	6,036	—	709	1,301	6,745	8,046	2,137	1996	5-40 yrs.

HIGHWOODS PROPERTIES, INC. HIGHWOODS REALTY LIMITED PARTNERSHIP SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

				Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Segment Type	City	2012 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
Waterfront Plaza	Office	Richmond		585	2,347	—	1,180	585	3,527	4,112	1,572	1988	5-40 yrs.
West Shore I	Office	Richmond		332	1,431	—	195	332	1,626	1,958	668	1995	5-40 yrs.
West Shore II	Office	Richmond		489	2,181	—	593	489	2,774	3,263	1,096	1995	5-40 yrs.
West Shore III	Office	Richmond		961	—	141	4,295	1,102	4,295	5,397	1,505	1997	5-40 yrs.
Tampa, FL
380 Park Place	Office	Tampa		1,502	—	240	6,946	1,742	6,946	8,688	2,059	2001	5-40 yrs.
4200 Cypress	Office	Tampa		2,673	16,470	—	897	2,673	17,367	20,040	2,425	1989	5-40 yrs.
Anchor Plaza	Office	Tampa		1,281	11,318	—	1,241	1,281	12,559	13,840	4,773	1988	5-40 yrs.
Avion Park - Land	Office	Tampa		5,237	—	—	1,487	5,237	1,487	6,724	158	N/A	N/A
Bayshore Place	Office	Tampa		2,276	11,817	—	1,244	2,276	13,061	15,337	4,960	1990	5-40 yrs.
General Services Administration	Office	Tampa	(3)	4,054	—	406	27,273	4,460	27,273	31,733	6,330	2005	5-40 yrs.
Feather Sound Corporate Ctr II	Office	Tampa		802	7,463	(802)	(7,463)	—	—	—	—	1986	5-40 yrs.
Harborview Plaza	Office	Tampa		3,537	29,944	969	(5,138)	4,506	24,806	29,312	6,143	2001	5-40 yrs.
Highwoods Preserve Building I	Office	Tampa	(3)	991	—	—	22,216	991	22,216	23,207	7,350	1999	5-40 yrs.
Highwoods Preserve - Land	Office	Tampa		1,485	—	485	—	1,970	—	1,970	—	N/A	N/A
Highwoods Preserve Building V	Office	Tampa	(3)	881	—	—	27,282	881	27,282	28,163	10,195	2001	5-40 yrs.
Highwoods Bay Center I	Office	Tampa		3,565	—	(64)	37,754	3,501	37,754	41,255	7,307	2007	5-40 yrs.
HIW Bay Center II - Land	Office	Tampa		3,482	—	—	—	3,482	—	3,482	—	N/A	N/A
Highwoods Preserve Building VII	Office	Tampa		790	—	—	12,498	790	12,498	13,288	1,781	2007	5-40 yrs.
HIW Preserve VII Garage	Office	Tampa		—	—	—	6,789	—	6,789	6,789	1,004	2007	5-40 yrs.
Horizon	Office	Tampa		—	6,257	—	2,724	—	8,981	8,981	3,850	1980	5-40 yrs.
LakePointe One	Office	Tampa		2,106	89	—	36,297	2,106	36,386	38,492	13,845	1986	5-40 yrs.
LakePointe Two	Office	Tampa		2,000	15,848	672	7,803	2,672	23,651	26,323	7,974	1999	5-40 yrs.
Lakeside	Office	Tampa		—	7,369	—	965	—	8,334	8,334	3,172	1978	5-40 yrs.
Lakeside/Parkside Garage	Office	Tampa		—	—	—	3,571	—	3,571	3,571	658	2004	5-40 yrs.
One Harbour Place	Office	Tampa		2,016	25,252	—	6,730	2,016	31,982	33,998	10,983	1985	5-40 yrs.
Parkside	Office	Tampa		—	9,407	—	3,502	—	12,909	12,909	5,864	1979	5-40 yrs.
Pavilion	Office	Tampa		—	16,394	—	3,209	—	19,603	19,603	7,501	1982	5-40 yrs.
Pavilion Parking Garage	Office	Tampa		—	—	—	5,689	—	5,689	5,689	1,851	1999	5-40 yrs.
Spectrum	Office	Tampa		1,454	14,502	—	5,261	1,454	19,763	21,217	7,447	1984	5-40 yrs.
Tower Place	Office	Tampa	(3)	3,218	19,898	—	2,764	3,218	22,662	25,880	9,467	1988	5-40 yrs.

HIGHWOODS PROPERTIES, INC. HIGHWOODS REALTY LIMITED PARTNERSHIP SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

				Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Segment Type	City	2012 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
Westshore Square	Office	Tampa		1,126	5,186	—	1,641	1,126	6,827	7,953	2,258	1976	5-40 yrs.
Independence Park - Land	Office	Tampa		4,943	—	—	—	4,943	—	4,943	—	N/A	N/A
Independence Park I	Office	Tampa		2,531	4,526	—	4,716	2,531	9,242	11,773	561	1983	5-40 yrs.
				533,198	1,809,760	(41,202)	1,494,708	491,996	3,304,468	3,796,464	947,567

2012 Encumbrance Notes

(1)	These assets are pledged as collateral for a $67,604,000 first mortgage loan.

(2)	These assets are pledged as collateral for a $116,977,000 first mortgage loan.

(3)	These assets are pledged as collateral for a $110,671,000 first mortgage loan.

(4)	These assets are pledged as collateral for a $120,924,000 first mortgage loan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Raleigh, State of North Carolina, on February 12, 2013.

Highwoods Properties, Inc.
By:	/s/ Edward J. Fritsch
Edward J. Fritsch
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ O. Temple Sloan, Jr.	Chairman of the Board of Directors	February 12, 2013
O. Temple Sloan, Jr.

/s/ Edward J. Fritsch	President, Chief Executive Officer and Director	February 12, 2013
Edward J. Fritsch

/s/ Thomas W. Adler	Director	February 12, 2013
Thomas W. Adler

/s/ Gene H. Anderson	Director	February 12, 2013
Gene H. Anderson

/s/ David J. Hartzell	Director	February 12, 2013
David J. Hartzell

/s/ Sherry A. Kellett	Director	February 12, 2013
Sherry A. Kellett

/s/ Mark F. Mulhern	Director	February 12, 2013
Mark F. Mulhern

/s/ L. Glenn Orr, Jr.	Director	February 12, 2013
L. Glenn Orr, Jr.

/s/ Terry L. Stevens	Senior Vice President and Chief Financial Officer	February 12, 2013
Terry L. Stevens

/s/ Daniel L. Clemmens	Vice President and Chief Accounting Officer	February 12, 2013
Daniel L. Clemmens

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Raleigh, State of North Carolina, on February 12, 2013.

Highwoods Realty Limited Partnership
By:	Highwoods Properties, Inc., its sole general partner
By:	/s/ Edward J. Fritsch
Edward J. Fritsch
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ O. Temple Sloan, Jr.	Chairman of the Board of Directors of the General Partner	February 12, 2013
O. Temple Sloan, Jr.

/s/ Edward J. Fritsch	President, Chief Executive Officer and Director of the General Partner	February 12, 2013
Edward J. Fritsch

/s/ Thomas W. Adler	Director of the General Partner	February 12, 2013
Thomas W. Adler

/s/ Gene H. Anderson	Director of the General Partner	February 12, 2013
Gene H. Anderson

/s/ David J. Hartzell	Director of the General Partner	February 12, 2013
David J. Hartzell

/s/ Sherry A. Kellett	Director of the General Partner	February 12, 2013
Sherry A. Kellett

/s/ Mark F. Mulhern	Director of the General Partner	February 12, 2013
Mark F. Mulhern

/s/ L. Glenn Orr, Jr.	Director of the General Partner	February 12, 2013
L. Glenn Orr, Jr.

/s/ Terry L. Stevens	Senior Vice President and Chief Financial Officer of the General Partner	February 12, 2013
Terry L. Stevens

/s/ Daniel L. Clemmens	Vice President and Chief Accounting Officer of the General Partner	February 12, 2013
Daniel L. Clemmens