Form 10-Q
period 2013-03-31
HIGHWOODS PROPERTIES INC; HIGHWOODS REALTY LTD PARTNERSHIP
filed 2013-04-30
CIK 921082, 941713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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
Highwoods Properties, Inc.  Yes  ☐    No ☒    Highwoods Realty Limited Partnership  Yes  ☐    No ☒

The Company had 82,142,340 shares of Common Stock outstanding as of April 19, 2013.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2013

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

Certain information contained herein is presented as of April 19, 2013, the latest practicable date for financial information prior to the filing of this Quarterly Report.

HIGHWOODS PROPERTIES, INC.
Consolidated Balance Sheets
(Unaudited and in thousands, except share and per share data)

	March 31, 2013	December 31, 2012
Assets:
Real estate assets, at cost:
Land	$380,932	$371,730
Buildings and tenant improvements	3,365,154	3,281,362
Development in process	29,209	21,198
Land held for development	122,825	117,784
	3,898,120	3,792,074
Less-accumulated depreciation	(966,448)	(939,550)
Net real estate assets	2,931,672	2,852,524
Real estate and other assets, net, held for sale	4,394	18,938
Cash and cash equivalents	12,170	13,783
Restricted cash	14,790	19,702
Accounts receivable, net of allowance of $1,923 and $2,848, respectively	25,067	23,073
Mortgages and notes receivable, net of allowance of $437 and $182, respectively	25,472	25,472
Accrued straight-line rents receivable, net of allowance of $1,034 and $880, respectively	122,098	116,584
Investments in and advances to unconsolidated affiliates	66,142	66,800
Deferred financing and leasing costs, net of accumulated amortization of $82,472 and $77,219, respectively	176,816	169,094
Prepaid expenses and other assets, net of accumulated amortization of $12,587 and $12,318, respectively	41,972	44,458
Total Assets	$3,420,593	$3,350,428
Liabilities, Noncontrolling Interests in the Operating Partnership and Equity:
Mortgages and notes payable	$1,896,300	$1,859,162
Accounts payable, accrued expenses and other liabilities	167,553	172,146
Financing obligations	29,251	29,358
Total Liabilities	2,093,104	2,060,666
Commitments and contingencies
Noncontrolling interests in the Operating Partnership	147,317	124,869
Equity:
Preferred Stock, $.01 par value, 50,000,000 authorized shares;
8.625% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 29,077 shares issued and outstanding	29,077	29,077
Common Stock, $.01 par value, 200,000,000 authorized shares;
82,130,593 and 80,311,437 shares issued and outstanding, respectively	821	803
Additional paid-in capital	2,076,081	2,040,306
Distributions in excess of net income available for common stockholders	(919,328)	(897,418)
Accumulated other comprehensive loss	(11,170)	(12,628)
Total Stockholders’ Equity	1,175,481	1,160,140
Noncontrolling interests in consolidated affiliates	4,691	4,753
Total Equity	1,180,172	1,164,893
Total Liabilities, Noncontrolling Interests in the Operating Partnership and Equity	$3,420,593	$3,350,428

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Income
(Unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012
Rental and other revenues	$137,030	$124,894
Operating expenses:
Rental property and other expenses	48,941	44,378
Depreciation and amortization	42,144	36,983
Impairments of real estate assets	415	—
General and administrative	10,582	9,673
Total operating expenses	102,082	91,034
Interest expense:
Contractual	22,798	23,851
Amortization of deferred financing costs	949	902
Financing obligations	121	(76)
	23,868	24,677
Other income:
Interest and other income	1,783	2,230
Losses on debt extinguishment	(164)	—
	1,619	2,230
Income from continuing operations before disposition of condominiums and equity in earnings/(losses) of unconsolidated affiliates	12,699	11,413
Gains on for-sale residential condominiums	—	65
Equity in earnings/(losses) of unconsolidated affiliates	436	(162)
Income from continuing operations	13,135	11,316
Discontinued operations:
Income from discontinued operations	94	1,882
Impairments of real estate assets held for sale	(713)	—
Net gains on disposition of discontinued operations	1,244	5,134
	625	7,016
Net income	13,760	18,332
Net (income) attributable to noncontrolling interests in the Operating Partnership	(581)	(827)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(203)	(184)
Dividends on Preferred Stock	(627)	(627)
Net income available for common stockholders	$12,349	$16,694
Earnings per Common Share – basic:
Income from continuing operations available for common stockholders	$0.14	$0.14
Income from discontinued operations available for common stockholders	0.01	0.09
Net income available for common stockholders	$0.15	$0.23
Weighted average Common Shares outstanding – basic	81,029	72,836
Earnings per Common Share – diluted:
Income from continuing operations available for common stockholders	$0.14	$0.14
Income from discontinued operations available for common stockholders	0.01	0.09
Net income available for common stockholders	$0.15	$0.23
Weighted average Common Shares outstanding – diluted	84,862	76,696
Dividends declared per Common Share	$0.425	$0.425
Net income available for common stockholders:
Income from continuing operations available for common stockholders	$11,752	$10,022
Income from discontinued operations available for common stockholders	597	6,672
Net income available for common stockholders	$12,349	$16,694
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended March 31,
	2013	2012
Comprehensive income:
Net income	$13,760	$18,332
Other comprehensive income:
Unrealized gains on tax increment financing bond	390	287
Unrealized gains on cash flow hedges	280	1,104
Amortization of cash flow hedges	788	(33)
Total other comprehensive income	1,458	1,358
Total comprehensive income	15,218	19,690
Less-comprehensive (income) attributable to noncontrolling interests	(784)	(1,011)
Comprehensive income attributable to common stockholders	$14,434	$18,679

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Equity
(Unaudited and in thousands, except share amounts)

	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2012	80,311,437	$803	$29,077	$2,040,306	$(12,628)	$4,753	$(897,418)	$1,164,893
Issuances of Common Stock, net	1,664,519	17	—	55,787	—	—	—	55,804
Conversions of Common Units to Common Stock	10,071	—	—	351	—	—	—	351
Dividends on Common Stock		—	—	—	—	—	(34,259)	(34,259)
Dividends on Preferred Stock		—	—	—	—	—	(627)	(627)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	(23,802)	—	—	—	(23,802)
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(265)	—	(265)
Issuances of restricted stock	144,566	—	—	—	—	—	—	—
Share-based compensation expense		1	—	3,439	—	—	—	3,440
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(581)	(581)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	203	(203)	—
Comprehensive income:
Net income		—	—	—	—	—	13,760	13,760
Other comprehensive income		—	—	—	1,458	—	—	1,458
Total comprehensive income								15,218
Balance at March 31, 2013	82,130,593	$821	$29,077	$2,076,081	$(11,170)	$4,691	$(919,328)	$1,180,172

	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2011	72,647,697	$726	$29,077	$1,803,997	$(5,734)	$4,646	$(845,853)	$986,859
Issuances of Common Stock, net	807,483	8	—	26,636	—	—	—	26,644
Conversions of Common Units to Common Stock	2,000	—	—	63	—	—	—	63
Dividends on Common Stock		—	—	—	—	—	(30,961)	(30,961)
Dividends on Preferred Stock		—	—	—	—	—	(627)	(627)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	(14,366)	—	—	—	(14,366)
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(291)	—	(291)
Issuances of restricted stock	151,391	—	—	—	—	—	—	—
Share-based compensation expense		2	—	2,420	—	—	—	2,422
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(827)	(827)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	184	(184)	—
Comprehensive income:
Net income		—	—	—	—	—	18,332	18,332
Other comprehensive income		—	—	—	1,358	—	—	1,358
Total comprehensive income								19,690
Balance at March 31, 2012	73,608,571	$736	$29,077	$1,818,750	$(4,376)	$4,539	$(860,120)	$988,606

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Three Months Ended March 31,
	2013	2012
Operating activities:
Net income	$13,760	$18,332
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,292	38,515
Amortization of lease incentives and acquisition-related intangible assets and liabilities	(136)	69
Share-based compensation expense	3,440	2,422
Allowance for losses on accounts and accrued straight-line rents receivable	426	579
Amortization of deferred financing costs	949	902
Amortization of cash flow hedges	788	(33)
Impairments of real estate assets	415	—
Impairments of real estate assets held for sale	713	—
Losses on debt extinguishment	164	—
Net gains on disposition of property	(1,244)	(5,134)
Gains on for-sale residential condominiums	—	(65)
Equity in (earnings)/losses of unconsolidated affiliates	(436)	162
Changes in financing obligations	(105)	(334)
Distributions of earnings from unconsolidated affiliates	1,145	1,388
Changes in operating assets and liabilities:
Accounts receivable	(1,479)	2,470
Prepaid expenses and other assets	(2,533)	(4,497)
Accrued straight-line rents receivable	(5,788)	(5,382)
Accounts payable, accrued expenses and other liabilities	(10,252)	(27,344)
Net cash provided by operating activities	42,119	22,050
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	(88,332)	—
Investments in development in process	(4,978)	—
Investments in tenant improvements and deferred leasing costs	(18,004)	(22,671)
Investments in building improvements	(13,107)	(8,483)
Net proceeds from disposition of real estate assets	14,971	10,941
Net proceeds from disposition of for-sale residential condominiums	—	1,008
Distributions of capital from unconsolidated affiliates	363	901
Repayments of mortgages and notes receivable	—	1,481
Investments in and advances/repayments to/from unconsolidated affiliates	(429)	(1,197)
Changes in restricted cash and other investing activities	10,262	5,124
Net cash used in investing activities	(99,254)	(12,896)
Financing activities:
Dividends on Common Stock	(34,259)	(30,961)
Dividends on Preferred Stock	(627)	(627)
Distributions to noncontrolling interests in the Operating Partnership	(1,584)	(1,584)
Distributions to noncontrolling interests in consolidated affiliates	(265)	(291)
Proceeds from the issuance of Common Stock	59,019	28,392
Costs paid for the issuance of Common Stock	(701)	—
Repurchase of shares related to tax withholdings	(2,514)	(1,748)
Borrowings on revolving credit facility	135,900	61,000
Repayments of revolving credit facility	(61,400)	(282,000)
Borrowings on mortgages and notes payable	—	225,000
Repayments of mortgages and notes payable	(37,214)	(3,067)
Additions to deferred financing costs and other financing activities	(833)	(2,241)
Net cash provided by/(used in) financing activities	55,522	(8,127)
Net increase/(decrease) in cash and cash equivalents	$(1,613)	$1,027
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows – Continued
(Unaudited and in thousands)

	Three Months Ended March 31,
	2013	2012
Net increase/(decrease) in cash and cash equivalents	$(1,613)	$1,027
Cash and cash equivalents at beginning of the period	13,783	11,188
Cash and cash equivalents at end of the period	$12,170	$12,215

Supplemental disclosure of cash flow information:

	Three Months Ended March 31,
	2013	2012
Cash paid for interest, net of amounts capitalized	$21,887	$25,970

Supplemental disclosure of non-cash investing and financing activities:

	Three Months Ended March 31,
	2013	2012
Unrealized gains on cash flow hedges	$280	$1,104
Conversions of Common Units to Common Stock	351	63
Changes in accrued capital expenditures	5,158	975
Write-off of fully depreciated real estate assets	6,467	15,841
Write-off of fully amortized deferred financing and leasing costs	4,872	3,320
Unrealized gains on marketable securities of non-qualified deferred compensation plan	283	334
Adjustment of noncontrolling interests in the Operating Partnership to fair value	23,802	14,366
Unrealized gains on tax increment financing bond	390	287

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(tabular dollar amounts in thousands, except per share data)
(Unaudited)

1.    Description of Business and Significant Accounting Policies

Description of Business

Highwoods Properties, Inc., together with its consolidated subsidiaries (the “Company”), is a fully-integrated, self-administered and self-managed equity real estate investment trust (“REIT”) that provides leasing, management, development, construction and other customer-related services for its properties and for third parties. The Company conducts virtually all of its activities through Highwoods Realty Limited Partnership (the “Operating Partnership”). At March 31, 2013, the Company and/or the Operating Partnership wholly owned: 303 in-service office, industrial and retail properties, comprising 30.1 million square feet; 649 acres of undeveloped land suitable for future development, of which 566 acres are considered core assets; and two office development properties. In addition, we owned interests (50.0% or less) in 31 in-service office properties, a rental residential development property and 11 acres of undeveloped land suitable for future development, which includes a 12.5% interest in a 261,000 square foot office property directly owned by the Company (not included in the Operating Partnership’s Consolidated Financial Statements).

The Company is the sole general partner of the Operating Partnership. At March 31, 2013, the Company owned all of the Preferred Units and 81.7 million, or 95.7%, of the Common Units in the Operating Partnership. Limited partners, including two directors of the Company, own the remaining 3.7 million Common Units. In the event the Company issues shares of Common Stock, the net proceeds of the issuance are contributed to the Operating Partnership in exchange for additional Common Units. Generally, the Operating Partnership is required to redeem each Common Unit at the request of the holder thereof for cash equal to the value of one share of the Company’s Common Stock, $0.01 par value, based on the average of the market price for the 10 trading days immediately preceding the notice date of such redemption, provided that the Company at its option may elect to acquire any such Common Units presented for redemption for cash or one share of Common Stock. The Common Units owned by the Company are not redeemable. During the three months ended March 31, 2013, the Company redeemed 10,071 Common Units for a like number of shares of Common Stock. As a result of this activity, the percentage of Common Units owned by the Company increased from 95.6% at December 31, 2012 to 95.7% at March 31, 2013.

Common Stock Offerings

The Company has entered into equity sales agreements with various financial institutions to offer and sell, from time to time, shares of its Common Stock by means of ordinary brokers' transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices or as otherwise agreed with any of the institutions. During the three months ended March 31, 2013, the Company issued 1,299,791 shares of Common Stock under these agreements at an average gross sales price of $35.95 per share and received net proceeds, after sales commissions, of $46.0 million.

Basis of Presentation

Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Our Consolidated Balance Sheet at December 31, 2012 was retrospectively revised from previously reported amounts to reflect in real estate and other assets, net, held for sale those properties which qualified as held for sale during the three months ended March 31, 2013. Our Consolidated Statements of Income for the three months ended March 31, 2012 were retrospectively revised from previously reported amounts to reflect in discontinued operations the operations for those properties that qualified for discontinued operations.

Our Consolidated Financial Statements include the Operating Partnership, wholly owned subsidiaries and those entities in which we have the controlling financial interest. All intercompany transactions and accounts have been eliminated. At March 31, 2013 and December 31, 2012, we had involvement with, but are not the primary beneficiary in, an entity that we concluded to be a variable interest entity (see Note 3).

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

1.    Description of Business and Significant Accounting Policies – Continued

The unaudited interim consolidated financial statements and accompanying unaudited consolidated financial information, in the opinion of management, contain all adjustments (including normal recurring accruals) necessary for a fair presentation of our financial position, results of operations and cash flows. We have omitted certain notes and other information from the interim consolidated financial statements presented in this Quarterly Report as permitted by SEC rules and regulations. These Consolidated Financial Statements should be read in conjunction with our 2012 Annual Report on Form 10-K.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

2.    Real Estate Assets

Acquisitions

During the first quarter of 2013, we acquired:

•	two office properties in Tampa, FL encompassing 372,000 square feet for a purchase price of $52.5 million,

•	two office properties in Greensboro, NC encompassing 195,000 square feet for a purchase price of $30.8 million, and

•	five acres of development land in Memphis, TN for a purchase price of $4.8 million.

We expensed $0.5 million of acquisition costs (included in general and administrative expenses) related to these acquisitions. The assets acquired and liabilities assumed were recorded at fair value as determined by management based on information available at the acquisition date and on current assumptions as to future operations.

Dispositions

During the first quarter of 2013, we sold two office properties in Orlando, FL for a sale price of $14.6 million (before $0.8 million in closing credits to buyer for unfunded tenant improvements) and recorded a loss on disposition of discontinued operations of $0.3 million.

In connection with the disposition of an office property in Jackson, MS in the third quarter of 2012, we had the right to receive additional cash consideration of up to $1.5 million upon the satisfaction of a certain post-closing requirement. The post-closing requirement was satisfied and the cash consideration was received during the first quarter of 2013. Accordingly, we recognized $1.5 million in additional gain on disposition of discontinued operations in the first quarter of 2013.

Impairments

During the first quarter of 2013, we recorded impairments of real estate assets of $0.4 million on two industrial properties located in Atlanta, GA and recorded impairments of real estate assets held for sale of $0.7 million on five industrial properties in Atlanta, GA. These impairments were due to a change in the assumed timing of future dispositions and leasing assumptions, which reduced the future expected cash flows from the properties.

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

3.    Mortgages and Notes Receivable

The following table sets forth our mortgages and notes receivable:

	March 31, 2013	December 31, 2012
Seller financing (first mortgages)	$15,853	$15,853
Less allowance	—	—
	15,853	15,853
Mortgage receivable	8,648	8,648
Less allowance	—	—
	8,648	8,648
Promissory notes	1,408	1,153
Less allowance	(437)	(182)
	971	971
Mortgages and notes receivable, net	$25,472	$25,472

Our mortgages and notes receivable consist primarily of seller financing issued in conjunction with two disposition transactions in 2010 and acquisition financing provided to a third party buyer of adjacent development land in Nashville, TN.

The seller financing is evidenced by first mortgages secured by the assignment of rents and the underlying real estate assets. We evaluate the collectability of the receivables by monitoring the leasing statistics and market fundamentals of these assets. As of March 31, 2013, the payments on both mortgages receivable were current and there were no other indicators of impairment on the receivables. We may be required to take impairment charges in the future if and to the extent the underlying collateral diminishes in value.

During 2012, we provided an $8.6 million loan to a third party, which was used by such third party to fund a portion of the purchase price to acquire 77 acres of mixed-use development land adjacent to our 68-acre office development parcel in Nashville, TN. Initially, the loan is scheduled to mature in December 2015 and bears interest at 5.0% per year. The loan can be extended by the third party for up to three additional years, subject to applicable increases in the interest rate. We also agreed to loan such third party approximately $8.4 million to fund future infrastructure development on its 77-acre development parcel. Both loans are or will be secured by the 77-acre development parcel. As of March 31, 2013, less than $0.1 million has been funded to the third party for infrastructure development. We concluded this arrangement to be an interest in a variable interest entity. However, since we do not have the power to direct matters that most significantly impact the activities of the entity, we do not qualify as the primary beneficiary. Accordingly, the entity is not consolidated and the arrangement is accounted for in mortgages and notes receivable in our Consolidated Balance Sheet at March 31, 2013. Our risk of loss with respect to this arrangement is limited to the carrying value of the mortgage receivable and the future infrastructure development funding commitment.

The following table sets forth our notes receivable allowance, which relates only to promissory notes:

	Three Months Ended March 31,
	2013	2012
Beginning notes receivable allowance	$182	$61
Recoveries/write-offs/other	255	61
Total notes receivable allowance	$437	$122

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

4.    Investments in and Advances to Affiliates

Unconsolidated Affiliates

We have equity interests of up to 50.0% in various joint ventures with unrelated third parties that are accounted for using the equity method of accounting because we have the ability to exercise significant influence over their operating and financing policies. The following table sets forth combined summarized financial information for our unconsolidated affiliates:

	Three Months Ended March 31,
	2013	2012
Income Statements:
Rental and other revenues	$23,516	$24,820
Expenses:
Rental property and other expenses	11,209	11,416
Depreciation and amortization	6,146	6,565
Impairments of real estate assets	4,790	7,180
Interest expense	4,739	5,830
Total expenses	26,884	30,991
Loss before disposition of properties	(3,368)	(6,171)
Gains on disposition of properties	24	—
Net loss	$(3,344)	$(6,171)
Our share of:
Depreciation and amortization	$2,015	$2,098
Impairments of real estate assets	$1,020	$1,002
Interest expense	$1,752	$1,980
Gains on disposition of depreciable properties	$421	$—
Net income/(loss)	$4	$(795)

Our share of net income/(loss)	$4	$(795)
Adjustments for management and other fees	432	633
Equity in earnings/(losses) of unconsolidated affiliates	$436	$(162)

During the first quarter of 2013, our DLF II joint venture sold an office property to unrelated third parties for a sale price of $10.1 million (after $0.3 million in closing credits to buyer for free rent) and recorded a gain on disposition of property of less than $0.1 million. As our cost basis is different from the basis reflected at the joint venture level, we recorded $0.4 million of gain through equity in earnings of unconsolidated affiliates.

During the first quarter of 2013, our DLF I joint venture recorded impairments of real estate assets of $4.8 million on an office property located in Atlanta, GA and an office property located in Charlotte, NC. We recorded $1.0 million as our share of this impairment charge through equity in earnings of unconsolidated affiliates.  These impairments were due to a change in the assumed timing of future dispositions and leasing assumptions, which reduced the future expected cash flows from the properties.

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

5.    Intangible Assets and Below Market Lease Liabilities

The following table sets forth total intangible assets and acquisition-related below market lease liabilities, net of accumulated amortization:

	March 31, 2013	December 31, 2012
Assets:
Deferred financing costs	$21,426	$21,759
Less accumulated amortization	(8,648)	(7,862)
	12,778	13,897
Deferred leasing costs (including lease incentives and above market lease and in-place lease acquisition-related intangible assets)	237,862	224,554
Less accumulated amortization	(73,824)	(69,357)
	164,038	155,197
Deferred financing and leasing costs, net	$176,816	$169,094

Liabilities (in accounts payable, accrued expenses and other liabilities):
Acquisition-related below market lease liabilities	$37,538	$37,019
Less accumulated amortization	(4,319)	(3,383)
	$33,219	$33,636

The following table sets forth amortization of intangible assets and acquisition-related below market lease liabilities:

	Three Months Ended March 31,
	2013	2012
Amortization of deferred financing costs	$949	$902
Amortization of deferred leasing costs and acquisition-related intangible assets (in depreciation and amortization)	$8,359	$6,440
Amortization of lease incentives (in rental and other revenues)	$383	$343
Amortization of acquisition-related intangible assets (in rental and other revenues)	$466	$270
Amortization of acquisition-related intangible assets (in rental property and other expenses)	$137	$—
Amortization of acquisition-related below market lease liabilities (in rental and other revenues)	$(1,122)	$(544)

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

5.    Intangible Assets and Below Market Lease Liabilities - Continued

The following table sets forth scheduled future amortization of intangible assets and below market lease liabilities:

	Amortization of Deferred Financing Costs	Amortization of Deferred Leasing Costs and Acquisition-Related Intangible Assets (in Depreciation and Amortization)	Amortization of Lease Incentives (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental Property and Other Expenses)	Amortization of Acquisition-Related Below Market Lease Liabilities (in Rental and Other Revenues)
April 1 through December 31, 2013	$2,768	$24,305	$965	$1,372	$416	$(3,087)
2014	3,249	28,125	1,154	1,537	553	(4,009)
2015	2,614	22,845	926	1,252	553	(3,746)
2016	1,515	18,485	734	1,023	553	(3,443)
2017	1,226	15,591	660	908	553	(3,208)
Thereafter	1,406	36,617	2,105	1,164	1,642	(15,726)
	$12,778	$145,968	$6,544	$7,256	$4,270	$(33,219)
Weighted average remaining amortization periods as of March 31, 2013 (in years)	5.0	6.6	7.6	5.4	7.7	9.8

The following table sets forth the intangible assets acquired and below market lease liabilities assumed as a result of 2013 acquisition activity:

	Acquisition-Related Intangible Assets (amortized in Rental and Other Revenues)	Acquisition-Related Intangible Assets (amortized in Depreciation and Amortization)	Acquisition-Related Below Market Lease Liabilities (amortized in Rental and Other Revenues)
Amount recorded from acquisition activity	$2,777	$11,561	$(1,329)
Weighted average remaining amortization periods (in years)	4.9	4.8	9.3

6.    Mortgages and Notes Payable

The following table sets forth our mortgages and notes payable:

	March 31, 2013	December 31, 2012
Secured indebtedness	$547,150	$549,607
Unsecured indebtedness	1,349,150	1,309,555
Total mortgages and notes payable	$1,896,300	$1,859,162

At March 31, 2013, our secured mortgage loans were collateralized by real estate assets with an aggregate undepreciated book value of $967.3 million.

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

6.    Mortgages and Notes Payable - Continued

Our $475.0 million unsecured revolving credit facility is scheduled to mature in July 2015 and includes an accordion feature that allows for an additional $75.0 million of borrowing capacity subject to additional lender commitments. Assuming no defaults have occurred, we have an option to extend the maturity for an additional year. The interest rate at our current credit ratings is LIBOR plus 150 basis points and the annual facility fee is 35 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody's Investors Service or Standard & Poor's Ratings Services. We use our revolving credit facility for working capital purposes and for the short-term funding of our development and acquisition activity and, in certain instances, the repayment of other debt. The continued ability to borrow under the revolving credit facility allows us to quickly capitalize on strategic opportunities at short-term interest rates. There was $97.5 million and $94.5 million outstanding under our revolving credit facility at March 31, 2013 and April 19, 2013, respectively. At both March 31, 2013 and April 19, 2013, we had $0.1 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at March 31, 2013 and April 19, 2013 was $377.4 million and $380.4 million, respectively.

During the first quarter of 2013, we prepaid the remaining $35.0 million balance on a $200.0 million bank term loan that was originally scheduled to mature in February 2016. We recorded $0.2 million of loss on debt extinguishment related to this repayment.

We are currently in compliance with the debt covenants and other requirements with respect to our debt.

7.	Derivative Financial Instruments

We have six floating-to-fixed interest rate swaps through January 2019 with respect to an aggregate of $225.0 million LIBOR-based borrowings. These swaps effectively fix the underlying LIBOR rate at a weighted average of 1.678%. The counterparties under the swaps are major financial institutions. These swaps have been designated as and are being accounted for as cash flow hedges with changes in fair value recorded in other comprehensive income each reporting period. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on our cash flow hedges during the three months ended March 31, 2013. We have no collateral requirements related to our interest rate swaps.

Amounts reported in accumulated other comprehensive loss ("AOCL") related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the period from April 1, 2013 through March 31, 2014, we estimate that $3.3 million will be reclassified to interest expense.

For the periods ending March 31, 2013 and December 31, 2012, all of our derivatives were in a liability position. The following table sets forth the fair value of our liability derivatives:

	March 31, 2013	December 31, 2012
Liability Derivatives:
Derivatives designated as cash flow hedges in accounts payable, accrued expenses and other liabilities:
Interest rate swaps	$8,261	$9,369

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

7.	Derivative Financial Instruments - Continued

The following table sets forth the effect of our cash flow hedges on AOCL and interest expense:

	Three Months Ended March 31,
	2013	2012
Derivatives Designated as Cash Flow Hedges:
Amount of unrealized gains recognized in AOCL on derivatives (effective portion):
Interest rate swaps	$280	$1,104
Amount of (gains)/losses reclassified out of AOCL into contractual interest expense (effective portion):
Interest rate swaps	$788	$(33)

8.	Noncontrolling Interests

Noncontrolling Interests in the Operating Partnership

Noncontrolling interests in the Operating Partnership relate to the ownership of Common Units by various individuals and entities other than the Company. Net income attributable to noncontrolling interests in the Operating Partnership is computed by applying the weighted average percentage of Common Units not owned by the Company during the period, as a percent of the total number of outstanding Common Units, to the Operating Partnership’s net income for the period after deducting distributions on Preferred Units. When a noncontrolling unitholder redeems a Common Unit for a share of Common Stock or cash, the noncontrolling interests in the Operating Partnership are reduced and the Company's share in the Operating Partnership is increased by the fair value of each security at the time of redemption.

The following table sets forth noncontrolling interests in the Operating Partnership:

	Three Months Ended March 31,
	2013	2012
Beginning noncontrolling interests in the Operating Partnership	$124,869	$110,655
Adjustment of noncontrolling interests in the Operating Partnership to fair value	23,802	14,366
Conversions of Common Units to Common Stock	(351)	(63)
Net income attributable to noncontrolling interests in the Operating Partnership	581	827
Distributions to noncontrolling interests in the Operating Partnership	(1,584)	(1,584)
Total noncontrolling interests in the Operating Partnership	$147,317	$124,201

The following table sets forth net income available for common stockholders and transfers from noncontrolling interests in the Operating Partnership:

	Three Months Ended March 31,
	2013	2012
Net income available for common stockholders	$12,349	$16,694
Increase in additional paid in capital from conversions of Common Units to Common Stock	351	63
Change from net income available for common stockholders and transfers from noncontrolling interests	$12,700	$16,757

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

8.	Noncontrolling Interests - Continued

Noncontrolling Interests in Consolidated Affiliates

At March 31, 2013, noncontrolling interests in consolidated affiliates relates to our joint venture partner's 50.0% interest in office properties located in Richmond, VA. Our joint venture partner is an unrelated third party.

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

Our Level 3 assets include (1) certain of our mortgages and notes receivable, which were estimated by the income approach utilizing internal cash flow projections and market interest rates to estimate the price that would be paid in an orderly transaction between market participants, (2) our tax increment financing bond, which is not routinely traded but whose fair value is determined by the income approach utilizing contractual cash flows and market-based interest rates to estimate the projected redemption value based on quoted bid/ask prices for similar unrated municipal bonds, and (3) any real estate assets recorded at fair value on a non-recurring basis as a result of our quarterly impairment analysis, which were valued using the terms of definitive sales contracts or the sales comparison approach and substantiated with internal cash flow projections.

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

		Level 1	Level 2	Level 3
	March 31, 2013	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
Assets:
Mortgages and notes receivable, at fair value (1)	$25,638	$—	$16,990	$8,648
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	3,529	3,529	—	—
Impaired real estate assets	9,002	—	—	9,002
Tax increment financing bond (in prepaid expenses and other assets)	14,324	—	—	14,324
Total Assets	$52,493	$3,529	$16,990	$31,974
Noncontrolling Interests in the Operating Partnership	$147,317	$147,317	$—	$—
Liabilities:
Mortgages and notes payable, at fair value (1)	$2,024,509	$—	$2,024,509	$—
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	8,261	—	8,261	—
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	3,529	3,529	—	—
Contingent consideration to acquire real estate assets (in accounts payable, accrued expenses and other liabilities)	375	—	—	375
Financing obligations, at fair value (1)	23,986	—	—	23,986
Total Liabilities	$2,060,660	$3,529	$2,032,770	$24,361

		Level 1	Level 2	Level 3
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
Assets:
Mortgages and notes receivable, at fair value (1)	$24,725	$—	$16,077	$8,648
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	3,354	3,354	—	—
Tax increment financing bond (in prepaid expenses and other assets)	14,496	—	—	14,496
Total Assets	$42,575	$3,354	$16,077	$23,144
Noncontrolling Interests in the Operating Partnership	$124,869	$124,869	$—	$—
Liabilities:
Mortgages and notes payable, at fair value (1)	$1,987,364	$—	$1,987,364	$—
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	9,369	—	9,369	—
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	3,354	3,354	—	—
Contingent consideration to acquire real estate assets (in accounts payable, accrued expenses and other liabilities)	563	—	—	563
Financing obligations, at fair value (1)	23,252	—	—	23,252
Total Liabilities	$2,023,902	$3,354	$1,996,733	$23,815
__________

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

9.	Disclosure About Fair Value of Financial Instruments - Continued

(1)    Amounts recorded at historical cost on our Consolidated Balance Sheets at March 31, 2013 and December 31, 2012.

The following table sets forth the changes in our Level 3 asset and liability, which are recorded at fair value on our Consolidated Balance Sheets:

	Three Months Ended March 31,
	2013	2012
Asset:
Tax Increment Financing Bond:
Beginning balance	$14,496	$14,788
Principal repayment	(562)	—
Unrealized gains (in AOCL)	390	287
Ending balance	$14,324	$15,075
Liability:
Contingent Consideration to Acquire Real Estate Assets:
Beginning balance	$563	$—
Unrealized gains (in general and administrative expenses)	(188)	—
Ending balance	$375	$—

During 2007, we acquired a tax increment financing bond associated with a parking garage developed by us. This bond amortizes to maturity in 2020. The estimated fair value at March 31, 2013 was $1.5 million below the outstanding principal due on the bond. If the discount rate used to fair value this bond was 100 basis points higher or lower, the fair value of the bond would have been $0.5 million lower or $0.5 million higher, respectively, as of March 31, 2013. We intend to hold this bond and have concluded that we will not be required to sell this bond before recovery of the bond principal. Payment of the principal and interest for the bond is guaranteed by us. We have recorded no credit losses related to the bond during the three months ended March 31, 2013 and 2012. There is no legal right of offset with the liability, which we report as a financing obligation, related to this tax increment financing bond.

The impaired real estate assets that were measured in the first quarter of 2013 at fair value and deemed to be Level 3 assets were valued based primarily on market-based inputs and our assumptions about the use of the assets, as observable inputs were not available. In the absence of observable inputs, we estimate the fair value of real estate using unobservable data such as estimated discount and capitalization rates. We also utilize local and national industry market data such as comparable sales, sales contracts and appraisals to assist us in our estimation of fair value. Significant increases or decreases in any valuation inputs in isolation would result in a significantly lower or higher fair value measurement.

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

9.	Disclosure About Fair Value of Financial Instruments - Continued

The following table sets forth quantitative information about the unobservable inputs of our Level 3 assets and liability, which are recorded at fair value on our Consolidated Balance Sheets:

	Fair Value at March 31, 2013	Valuation Technique	Unobservable Input	Rate/ Percentage
Assets:
Tax increment financing bond	$14,324	Income approach	Discount rate	10.4%
Impaired real estate assets	$9,002	Income approach	Capitalization rate	8.5%-9.5%
			Discount rate	9.0%-10.0%
Liability:
Contingent consideration to acquire real estate assets	$375	Income approach	Payout percentage	50.0%

10.	Share-based Payments

During the three months ended March 31, 2013, we granted 168,700 stock options with an exercise price equal to the closing market price of a share of our Common Stock on the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, which resulted in a weighted average grant date fair value per share of $6.50. During the three months ended March 31, 2013, we also granted 79,080 shares of time-based restricted stock and 65,486 shares of total return-based restricted stock with weighted average grant date fair values per share of $36.35 and $31.73, respectively. We recorded stock-based compensation expense of $3.4 million and $2.4 million during the three months ended March 31, 2013 and 2012, respectively. At March 31, 2013, there was $7.2 million of total unrecognized stock-based compensation costs, which will be recognized over a weighted average remaining contractual term of 2.7 years.

11.	Accumulated Other Comprehensive Loss

The following table sets forth the components of AOCL:

	Three Months Ended March 31,
	2013	2012
Tax increment financing bond:
Beginning balance	$(1,898)	$(2,309)
Unrealized gains on tax increment financing bond	390	287
Ending balance	(1,508)	(2,022)
Cash flow hedges:
Beginning balance	(10,730)	(3,425)
Unrealized gains on cash flow hedges	280	1,104
Amortization of cash flow hedges (1)	788	(33)
Ending balance	(9,662)	(2,354)
Total accumulated other comprehensive loss	$(11,170)	$(4,376)
__________
(1)    Amounts reclassified out of AOCL into contractual interest expense.

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

12.	Discontinued Operations

The following table sets forth our operations which required classification as discontinued operations:

	Three Months Ended March 31,
	2013	2012
Rental and other revenues	$345	$5,478
Operating expenses:
Rental property and other expenses	103	1,939
Depreciation and amortization	148	1,532
Total operating expenses	251	3,471
Interest expense	—	125
Income from discontinued operations	94	1,882
Impairments of real estate assets held for sale	(713)	—
Net gains on disposition of discontinued operations	1,244	5,134
Total discontinued operations	$625	$7,016

The following table sets forth the major classes of assets of our real estate and other assets, net, held for sale:

	March 31, 2013	December 31, 2012
Assets:
Land	$658	$2,482
Buildings and tenant improvements	6,690	23,106
Less-accumulated depreciation	(2,991)	(8,017)
Net real estate assets	4,357	17,571
Accrued straight-line rents receivable, net	26	408
Deferred leasing costs, net	11	929
Prepaid expenses and other assets	—	30
Real estate and other assets, net, held for sale	$4,394	$18,938

As of March 31, 2013, real estate and other assets, net, held for sale included five industrial properties in Atlanta, GA. As of December 31, 2012, real estate and other assets, net, held for sale included two office properties in Orlando, FL and five industrial properties in Atlanta, GA. All of these properties qualified for discontinued operations in the first quarter of 2013.

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

13.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2013	2012
Earnings per Common Share - basic:
Numerator:
Income from continuing operations	$13,135	$11,316
Net (income) attributable to noncontrolling interests in the Operating Partnership from continuing operations	(553)	(483)
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(203)	(184)
Dividends on Preferred Stock	(627)	(627)
Income from continuing operations available for common stockholders	11,752	10,022
Income from discontinued operations	625	7,016
Net (income) attributable to noncontrolling interests in the Operating Partnership from discontinued operations	(28)	(344)
Income from discontinued operations available for common stockholders	597	6,672
Net income available for common stockholders	$12,349	$16,694
Denominator:
Denominator for basic earnings per Common Share – weighted average shares (1) (2)	81,029	72,836
Earnings per Common Share - basic:
Income from continuing operations available for common stockholders	$0.14	$0.14
Income from discontinued operations available for common stockholders	0.01	0.09
Net income available for common stockholders	$0.15	$0.23
Earnings per Common Share - diluted:
Numerator:
Income from continuing operations	$13,135	$11,316
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(203)	(184)
Dividends on Preferred Stock	(627)	(627)
Income from continuing operations available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	12,305	10,505
Income from discontinued operations available for common stockholders	625	7,016
Net income available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	$12,930	$17,521
Denominator:
Denominator for basic earnings per Common Share –weighted average shares (1) (2)	81,029	72,836
Add:
Stock options using the treasury method	108	132
Noncontrolling interests Common Units	3,725	3,728
Denominator for diluted earnings per Common Share – adjusted weighted average shares and assumed conversions (1)	84,862	76,696
Earnings per Common Share - diluted:
Income from continuing operations available for common stockholders	$0.14	$0.14
Income from discontinued operations available for common stockholders	0.01	0.09
Net income available for common stockholders	$0.15	$0.23
__________

(1)
There were 0.5 million and 0.6 million options outstanding during the three months ended March 31, 2013 and 2012, respectively, that were not included in the computation of diluted earnings per share because the impact of including such options would be anti-dilutive.

(2)	Includes all unvested restricted stock where dividends on such restricted stock are non-forfeitable.

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

14.	Segment Information

The following table summarizes the rental and other revenues and net operating income, the primary industry property-level performance metric which is defined as rental and other revenues less rental property and other expenses, for each reportable segment:

	Three Months Ended March 31,
	2013	2012
Rental and Other Revenues: (1)
Office:
Atlanta, GA	$17,535	$14,908
Greenville, SC	3,229	3,503
Kansas City, MO	3,970	3,602
Memphis, TN	9,383	9,256
Nashville, TN	14,076	13,862
Orlando, FL	2,222	2,158
Piedmont Triad, NC	6,891	5,079
Pittsburgh, PA	13,693	9,084
Raleigh, NC	20,668	19,775
Richmond, VA	11,777	11,507
Tampa, FL	18,029	17,133
Total Office Segment	121,473	109,867
Industrial:
Atlanta, GA	2,968	2,941
Piedmont Triad, NC	3,123	3,164
Total Industrial Segment	6,091	6,105
Retail:
Kansas City, MO	9,466	8,922
Total Retail Segment	9,466	8,922
Total Rental and Other Revenues	$137,030	$124,894

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

14.	Segment Information - Continued

	Three Months Ended March 31,
	2013	2012
Net Operating Income: (1)
Office:
Atlanta, GA	$11,170	$9,728
Greenville, SC	1,889	2,132
Kansas City, MO	2,564	2,332
Memphis, TN	5,632	5,555
Nashville, TN	9,690	9,652
Orlando, FL	1,079	1,064
Piedmont Triad, NC	4,356	3,232
Pittsburgh, PA	7,423	4,280
Raleigh, NC	14,631	13,959
Richmond, VA	8,116	7,880
Tampa, FL	11,503	10,835
Total Office Segment	78,053	70,649
Industrial:
Atlanta, GA	2,186	2,156
Piedmont Triad, NC	2,246	2,287
Total Industrial Segment	4,432	4,443
Retail:
Kansas City, MO	5,623	5,533
Total Retail Segment	5,623	5,533
Residential:
Raleigh, NC	—	(87)
Total Residential Segment	—	(87)
Corporate and other (2)	(19)	(22)
Total Net Operating Income	88,089	80,516
Reconciliation to income from continuing operations before disposition of condominiums and equity in earnings/(losses) of unconsolidated affiliates:
Depreciation and amortization	(42,144)	(36,983)
Impairments of real estate assets	(415)	—
General and administrative expenses	(10,582)	(9,673)
Interest expense	(23,868)	(24,677)
Other income	1,619	2,230
Income from continuing operations before disposition of condominiums and equity in earnings/(losses) of unconsolidated affiliates	$12,699	$11,413
__________

(1)	Net of discontinued operations.

(2)
Negative NOI with no corresponding revenues represents expensed real estate taxes and other carrying costs associated with land held for development that is currently zoned for the respective product type.

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share data)

15.	Subsequent Events

On April 15, 2013, we sold five industrial properties in Atlanta, GA for a sale price of $4.5 million (after $0.1 million in closing credits to buyer for free rent) and expect to record a gain on disposition of discontinued operations of less than $0.1 million.

On April 17, 2013, our DLF I joint venture sold an office property to an unrelated third party for a sale price of $6.0 million and expects to record a gain on disposition of discontinued operations of less than $0.1 million. We expect to record less than $0.1 million as our share of this gain through equity in earnings of unconsolidated affiliates.

On April 24, 2013, we sold six industrial properties and a land parcel in a single transaction in Atlanta, GA for a sale price of $38.7 million (before $1.8 million in closing credits to buyer for unfunded tenant improvements and after $1.3 million in closing credits to buyer for free rent) and expect to record a gain on disposition of discontinued operations of $13.2 million.

[This page is intentionally left blank]

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Balance Sheets
(Unaudited and in thousands, except unit and per unit data)

	March 31, 2013	December 31, 2012
Assets:
Real estate assets, at cost:
Land	$380,932	$371,730
Buildings and tenant improvements	3,365,154	3,281,362
Development in process	29,209	21,198
Land held for development	122,825	117,784
	3,898,120	3,792,074
Less-accumulated depreciation	(966,448)	(939,550)
Net real estate assets	2,931,672	2,852,524
Real estate and other assets, net, held for sale	4,394	18,938
Cash and cash equivalents	12,254	13,867
Restricted cash	14,790	19,702
Accounts receivable, net of allowance of $1,923 and $2,848, respectively	25,067	23,073
Mortgages and notes receivable, net of allowance of $437 and $182, respectively	25,472	25,472
Accrued straight-line rents receivable, net of allowance of $1,034 and $880, respectively	122,098	116,584
Investments in and advances to unconsolidated affiliates	65,109	65,813
Deferred financing and leasing costs, net of accumulated amortization of $82,472 and $77,219, respectively	176,816	169,094
Prepaid expenses and other assets, net of accumulated amortization of $12,587 and $12,318, respectively	41,830	44,458
Total Assets	$3,419,502	$3,349,525
Liabilities, Redeemable Operating Partnership Units and Equity:
Mortgages and notes payable	$1,896,300	$1,859,162
Accounts payable, accrued expenses and other liabilities	167,530	172,026
Financing obligations	29,251	29,358
Total Liabilities	2,093,081	2,060,546
Commitments and contingencies
Redeemable Operating Partnership Units:
Common Units, 3,722,945 and 3,733,016 outstanding, respectively	147,317	124,869
Series A Preferred Units (liquidation preference $1,000 per unit), 29,077 units issued and outstanding	29,077	29,077
Total Redeemable Operating Partnership Units	176,394	153,946
Equity:
Common Units:
General partner Common Units, 854,447 and 836,356 outstanding, respectively	11,563	11,427
Limited partner Common Units, 80,867,336 and 79,066,272 outstanding, respectively	1,144,943	1,131,481
Accumulated other comprehensive loss	(11,170)	(12,628)
Noncontrolling interests in consolidated affiliates	4,691	4,753
Total Equity	1,150,027	1,135,033
Total Liabilities, Redeemable Operating Partnership Units and Equity	$3,419,502	$3,349,525

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Income
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended March 31,
	2013	2012
Rental and other revenues	$137,030	$124,894
Operating expenses:
Rental property and other expenses	48,967	44,316
Depreciation and amortization	42,144	36,983
Impairments of real estate assets	415	—
General and administrative	10,556	9,735
Total operating expenses	102,082	91,034
Interest expense:
Contractual	22,798	23,851
Amortization of deferred financing costs	949	902
Financing obligations	121	(76)
	23,868	24,677
Other income:
Interest and other income	1,783	2,230
Losses on debt extinguishment	(164)	—
	1,619	2,230
Income from continuing operations before disposition of condominiums and equity in earnings/(losses) of unconsolidated affiliates	12,699	11,413
Gains on for-sale residential condominiums	—	65
Equity in earnings/(losses) of unconsolidated affiliates	383	(160)
Income from continuing operations	13,082	11,318
Discontinued operations:
Income from discontinued operations	94	1,882
Impairments of real estate assets held for sale	(713)	—
Net gains on disposition of discontinued operations	1,244	5,134
	625	7,016
Net income	13,707	18,334
Net (income) attributable to noncontrolling interests in consolidated affiliates	(203)	(184)
Distributions on Preferred Units	(627)	(627)
Net income available for common unitholders	$12,877	$17,523
Earnings per Common Unit – basic:
Income from continuing operations available for common unitholders	$0.14	$0.14
Income from discontinued operations available for common unitholders	0.01	0.09
Net income available for common unitholders	$0.15	$0.23
Weighted average Common Units outstanding – basic	84,345	76,155
Earnings per Common Unit – diluted:
Income from continuing operations available for common unitholders	$0.14	$0.14
Income from discontinued operations available for common unitholders	0.01	0.09
Net income available for common unitholders	$0.15	$0.23
Weighted average Common Units outstanding – diluted	84,453	76,287
Distributions declared per Common Unit	$0.425	$0.425
Net income available for common unitholders:
Income from continuing operations available for common unitholders	$12,252	$10,507
Income from discontinued operations available for common unitholders	625	7,016
Net income available for common unitholders	$12,877	$17,523
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended March 31,
	2013	2012
Comprehensive income:
Net income	$13,707	$18,334
Other comprehensive income:
Unrealized gains on tax increment financing bond	390	287
Unrealized gains on cash flow hedges	280	1,104
Amortization of cash flow hedges	788	(33)
Total other comprehensive income	1,458	1,358
Total comprehensive income	$15,165	$19,692
Less-comprehensive (income) attributable to noncontrolling interests	(203)	(184)
Comprehensive income attributable to common unitholders	$14,962	$19,508

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Capital
(Unaudited and in thousands, except unit amounts)

	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total Partners’ Capital
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2012	$11,427	$1,131,481	$(12,628)	$4,753	$1,135,033
Issuances of Common Units, net	558	55,246	—	—	55,804
Distributions paid on Common Units	(356)	(35,313)	—	—	(35,669)
Distributions paid on Preferred Units	(6)	(621)	—	—	(627)
Share-based compensation expense	34	3,406	—	—	3,440
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(265)	(265)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	(229)	(22,625)	—	—	(22,854)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(2)	(201)	—	203	—
Comprehensive income:
Net income	137	13,570	—	—	13,707
Other comprehensive income	—	—	1,458	—	1,458
Total comprehensive income					15,165
Balance at March 31, 2013	$11,563	$1,144,943	$(11,170)	$4,691	$1,150,027

	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total Partners’ Capital
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2011	$9,575	$948,187	$(5,734)	$4,646	$956,674
Issuances of Common Units, net	266	26,378	—	—	26,644
Distributions paid on Common Units	(323)	(32,048)	—	—	(32,371)
Distributions paid on Preferred Units	(6)	(621)	—	—	(627)
Share-based compensation expense	24	2,398	—	—	2,422
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(291)	(291)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	(137)	(13,499)	—	—	(13,636)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(2)	(182)	—	184	—
Comprehensive income:
Net income	183	18,151	—	—	18,334
Other comprehensive income	—	—	1,358	—	1,358
Total comprehensive income					19,692
Balance at March 31, 2012	$9,580	$948,764	$(4,376)	$4,539	$958,507

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Three Months Ended March 31,
	2013	2012
Operating activities:
Net income	$13,707	$18,334
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,292	38,515
Amortization of lease incentives and acquisition-related intangible assets and liabilities	(136)	69
Share-based compensation expense	3,440	2,422
Allowance for losses on accounts and accrued straight-line rents receivable	426	579
Amortization of deferred financing costs	949	902
Amortization of cash flow hedges	788	(33)
Impairments of real estate assets	415	—
Impairments of real estate assets held for sale	713	—
Losses on debt extinguishment	164	—
Net gains on disposition of property	(1,244)	(5,134)
Gains on for-sale residential condominiums	—	(65)
Equity in (earnings)/losses of unconsolidated affiliates	(383)	160
Changes in financing obligations	(105)	(334)
Distributions of earnings from unconsolidated affiliates	1,139	1,381
Changes in operating assets and liabilities:
Accounts receivable	(1,479)	2,470
Prepaid expenses and other assets	(2,391)	(4,449)
Accrued straight-line rents receivable	(5,788)	(5,382)
Accounts payable, accrued expenses and other liabilities	(10,155)	(27,344)
Net cash provided by operating activities	42,352	22,091
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	(88,332)	—
Investments in development in process	(4,978)	—
Investments in tenant improvements and deferred leasing costs	(18,004)	(22,671)
Investments in building improvements	(13,107)	(8,483)
Net proceeds from disposition of real estate assets	14,971	10,941
Net proceeds from disposition of for-sale residential condominiums	—	1,008
Distributions of capital from unconsolidated affiliates	363	901
Repayments of mortgages and notes receivable	—	1,481
Investments in and advances/repayments to/from unconsolidated affiliates	(429)	(1,197)
Changes in restricted cash and other investing activities	10,262	5,124
Net cash used in investing activities	(99,254)	(12,896)
Financing activities:
Distributions on Common Units	(35,669)	(32,371)
Distributions on Preferred Units	(627)	(627)
Distributions to noncontrolling interests in consolidated affiliates	(265)	(291)
Proceeds from the issuance of Common Units	59,019	25,141
Costs paid for the issuance of Common Units	(701)	—
Repurchase of units related to tax withholdings	(2,514)	(1,748)
Borrowings on revolving credit facility	135,900	61,000
Repayments of revolving credit facility	(61,400)	(282,000)
Borrowings on mortgages and notes payable	—	225,000
Repayments of mortgages and notes payable	(37,214)	(3,067)
Additions to deferred financing costs and other financing activities	(1,240)	(2,331)
Net cash provided by/(used in) financing activities	55,289	(11,294)
Net decrease in cash and cash equivalents	$(1,613)	$(2,099)
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows - Continued
(Unaudited and in thousands)

	Three Months Ended March 31,
	2013	2012
Net decrease in cash and cash equivalents	$(1,613)	$(2,099)
Cash and cash equivalents at beginning of the period	13,867	11,151
Cash and cash equivalents at end of the period	$12,254	$9,052

Supplemental disclosure of cash flow information:

	Three Months Ended March 31,
	2013	2012
Cash paid for interest, net of amounts capitalized	$21,887	$25,970

Supplemental disclosure of non-cash investing and financing activities:

	Three Months Ended March 31,
	2013	2012
Unrealized gains on cash flow hedges	$280	$1,104
Changes in accrued capital expenditures	5,158	975
Write-off of fully depreciated real estate assets	6,467	15,841
Write-off of fully amortized deferred financing and leasing costs	4,872	3,320
Unrealized gains on marketable securities of non-qualified deferred compensation plan	283	334
Adjustment of Redeemable Common Units to fair value	22,448	13,546
Unrealized gains on tax increment financing bond	390	287

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(tabular dollar amounts in thousands, except per unit data)
(Unaudited)

1.    Description of Business and Significant Accounting Policies

Description of Business

Highwoods Properties, Inc., together with its consolidated subsidiaries (the “Company”), is a fully-integrated, self-administered and self-managed equity real estate investment trust (“REIT”) that provides leasing, management, development, construction and other customer-related services for its properties and for third parties. The Company conducts virtually all of its activities through Highwoods Realty Limited Partnership (the “Operating Partnership”). At March 31, 2013, the Company and/or the Operating Partnership wholly owned: 303 in-service office, industrial and retail properties, comprising 30.1 million square feet; 649 acres of undeveloped land suitable for future development, of which 566 acres are considered core assets; and two office development properties. In addition, we owned interests (50.0% or less) in 31 in-service office properties, a rental residential development property and 11 acres of undeveloped land suitable for future development, which includes a 12.5% interest in a 261,000 square foot office property directly owned by the Company (not included in the Operating Partnership’s Consolidated Financial Statements).

The Company is the sole general partner of the Operating Partnership. At March 31, 2013, the Company owned all of the Preferred Units and 81.7 million, or 95.7%, of the Common Units in the Operating Partnership. Limited partners, including two directors of the Company, own the remaining 3.7 million Common Units. In the event the Company issues shares of Common Stock, the net proceeds of the issuance are contributed to the Operating Partnership in exchange for additional Common Units. Generally, the Operating Partnership is required to redeem each Common Unit at the request of the holder thereof for cash equal to the value of one share of the Company’s Common Stock, $0.01 par value, based on the average of the market price for the 10 trading days immediately preceding the notice date of such redemption, provided that the Company at its option may elect to acquire any such Common Units presented for redemption for cash or one share of Common Stock. The Common Units owned by the Company are not redeemable. During the three months ended March 31, 2013, the Company redeemed 10,071 Common Units for a like number of shares of Common Stock. As a result of this activity, the percentage of Common Units owned by the Company increased from 95.6% at December 31, 2012 to 95.7% at March 31, 2013.

Common Stock Offerings

The Company has entered into equity sales agreements with various financial institutions to offer and sell, from time to time, shares of its Common Stock by means of ordinary brokers' transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices or as otherwise agreed with any of the institutions. During the three months ended March 31, 2013, the Company issued 1,299,791 shares of Common Stock under these agreements at an average gross sales price of $35.95 per share and received net proceeds, after sales commissions, of $46.0 million.

Basis of Presentation

Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Our Consolidated Balance Sheet at December 31, 2012 was retrospectively revised from previously reported amounts to reflect in real estate and other assets, net, held for sale those properties which qualified as held for sale during the three months ended March 31, 2013. Our Consolidated Statements of Income for the three months ended March 31, 2012 were retrospectively revised from previously reported amounts to reflect in discontinued operations the operations for those properties that qualified for discontinued operations.

Our Consolidated Financial Statements include wholly owned subsidiaries and those entities in which we have the controlling financial interest. All intercompany transactions and accounts have been eliminated. At March 31, 2013 and December 31, 2012, we had involvement with, but are not the primary beneficiary in, an entity that we concluded to be a variable interest entity (see Note 3).

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

1.    Description of Business and Significant Accounting Policies – Continued

The unaudited interim consolidated financial statements and accompanying unaudited consolidated financial information, in the opinion of management, contain all adjustments (including normal recurring accruals) necessary for a fair presentation of our financial position, results of operations and cash flows. We have omitted certain notes and other information from the interim consolidated financial statements presented in this Quarterly Report as permitted by SEC rules and regulations. These Consolidated Financial Statements should be read in conjunction with our 2012 Annual Report on Form 10-K.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

2.    Real Estate Assets

Acquisitions

During the first quarter of 2013, we acquired:

•	two office properties in Tampa, FL encompassing 372,000 square feet for a purchase price of $52.5 million,

•	two office properties in Greensboro, NC encompassing 195,000 square feet for a purchase price of $30.8 million, and

•	five acres of development land in Memphis, TN for a purchase price of $4.8 million.

We expensed $0.5 million of acquisition costs (included in general and administrative expenses) related to these acquisitions. The assets acquired and liabilities assumed were recorded at fair value as determined by management based on information available at the acquisition date and on current assumptions as to future operations.

Dispositions

During the first quarter of 2013, we sold two office properties in Orlando, FL for a sale price of $14.6 million (before $0.8 million in closing credits to buyer for unfunded tenant improvements) and recorded a loss on disposition of discontinued operations of $0.3 million.

In connection with the disposition of an office property in Jackson, MS in the third quarter of 2012, we had the right to receive additional cash consideration of up to $1.5 million upon the satisfaction of a certain post-closing requirement. The post-closing requirement was satisfied and the cash consideration was received during the first quarter of 2013. Accordingly, we recognized $1.5 million in additional gain on disposition of discontinued operations in the first quarter of 2013.

Impairments

During the first quarter of 2013, we recorded impairments of real estate assets of $0.4 million on two industrial properties located in Atlanta, GA and recorded impairments of real estate assets held for sale of $0.7 million on five industrial properties in Atlanta, GA. These impairments were due to a change in the assumed timing of future dispositions and leasing assumptions, which reduced the future expected cash flows from the properties.

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

3.    Mortgages and Notes Receivable

The following table sets forth our mortgages and notes receivable:

	March 31, 2013	December 31, 2012
Seller financing (first mortgages)	$15,853	$15,853
Less allowance	—	—
	15,853	15,853
Mortgage receivable	8,648	8,648
Less allowance	—	—
	8,648	8,648
Promissory notes	1,408	1,153
Less allowance	(437)	(182)
	971	971
Mortgages and notes receivable, net	$25,472	$25,472

Our mortgages and notes receivable consist primarily of seller financing issued in conjunction with two disposition transactions in 2010 and acquisition financing provided to a third party buyer of adjacent development land in Nashville, TN.

The seller financing is evidenced by first mortgages secured by the assignment of rents and the underlying real estate assets. We evaluate the collectability of the receivables by monitoring the leasing statistics and market fundamentals of these assets. As of March 31, 2013, the payments on both mortgages receivable were current and there were no other indicators of impairment on the receivables. We may be required to take impairment charges in the future if and to the extent the underlying collateral diminishes in value.

During 2012, we provided an $8.6 million loan to a third party, which was used by such third party to fund a portion of the purchase price to acquire 77 acres of mixed-use development land adjacent to our 68-acre office development parcel in Nashville, TN. Initially, the loan is scheduled to mature in December 2015 and bears interest at 5.0% per year. The loan can be extended by the third party for up to three additional years, subject to applicable increases in the interest rate. We also agreed to loan such third party approximately $8.4 million to fund future infrastructure development on its 77-acre development parcel. Both loans are or will be secured by the 77-acre development parcel. As of March 31, 2013, less than $0.1 million has been funded to the third party for infrastructure development. We concluded this arrangement to be an interest in a variable interest entity. However, since we do not have the power to direct matters that most significantly impact the activities of the entity, we do not qualify as the primary beneficiary. Accordingly, the entity is not consolidated and the arrangement is accounted for in mortgages and notes receivable in our Consolidated Balance Sheet at March 31, 2013. Our risk of loss with respect to this arrangement is limited to the carrying value of the mortgage receivable and the future infrastructure development funding commitment.

The following table sets forth our notes receivable allowance, which relates only to promissory notes:

	Three Months Ended March 31,
	2013	2012
Beginning notes receivable allowance	$182	$61
Recoveries/write-offs/other	255	61
Total notes receivable allowance	$437	$122

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

4.    Investments in and Advances to Affiliates

Unconsolidated Affiliates

We have equity interests of up to 50.0% in various joint ventures with unrelated third parties that are accounted for using the equity method of accounting because we have the ability to exercise significant influence over their operating and financing policies. The following table sets forth combined summarized financial information for our unconsolidated affiliates:

	Three Months Ended March 31,
	2013	2012
Income Statements:
Rental and other revenues	$22,479	$23,797
Expenses:
Rental property and other expenses	10,608	10,801
Depreciation and amortization	5,835	6,254
Impairments of real estate assets	4,790	7,180
Interest expense	4,578	5,663
Total expenses	25,811	29,898
Loss before disposition of properties	(3,332)	(6,101)
Gains on disposition of properties	24	—
Net loss	$(3,308)	$(6,101)
Our share of:
Depreciation and amortization	$1,976	$2,059
Impairments of real estate assets	$1,020	$1,002
Interest expense	$1,732	$1,959
Gains on disposition of depreciable properties	$421	$—
Net income/(loss)	$8	$(786)

Our share of net income/(loss)	$8	$(786)
Adjustments for management and other fees	375	626
Equity in earnings/(losses) of unconsolidated affiliates	$383	$(160)

During the first quarter of 2013, our DLF II joint venture sold an office property to unrelated third parties for a sale price of $10.1 million (after $0.3 million in closing credits to buyer for free rent) and recorded a gain on disposition of property of less than $0.1 million. As our cost basis is different from the basis reflected at the joint venture level, we recorded $0.4 million of gain through equity in earnings of unconsolidated affiliates.

During the first quarter of 2013, our DLF I joint venture recorded impairments of real estate assets of $4.8 million on an office property located in Atlanta, GA and an office property located in Charlotte, NC.  We recorded $1.0 million as our share of this impairment charge through equity in earnings of unconsolidated affiliates.  These impairments were due to a change in the assumed timing of future dispositions and leasing assumptions, which reduced the future expected cash flows from the properties.

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

5.    Intangible Assets and Below Market Lease Liabilities

The following table sets forth total intangible assets and acquisition-related below market lease liabilities, net of accumulated amortization:

	March 31, 2013	December 31, 2012
Assets:
Deferred financing costs	$21,426	$21,759
Less accumulated amortization	(8,648)	(7,862)
	12,778	13,897
Deferred leasing costs (including lease incentives and above market lease and in-place lease acquisition-related intangible assets)	237,862	224,554
Less accumulated amortization	(73,824)	(69,357)
	164,038	155,197
Deferred financing and leasing costs, net	$176,816	$169,094

Liabilities (in accounts payable, accrued expenses and other liabilities):
Acquisition-related below market lease liabilities	$37,538	$37,019
Less accumulated amortization	(4,319)	(3,383)
	$33,219	$33,636

The following table sets forth amortization of intangible assets and acquisition-related below market lease liabilities:

	Three Months Ended March 31,
	2013	2012
Amortization of deferred financing costs	$949	$902
Amortization of deferred leasing costs and acquisition-related intangible assets (in depreciation and amortization)	$8,359	$6,440
Amortization of lease incentives (in rental and other revenues)	$383	$343
Amortization of acquisition-related intangible assets (in rental and other revenues)	$466	$270
Amortization of acquisition-related intangible assets (in rental property and other expenses)	$137	$—
Amortization of acquisition-related below market lease liabilities (in rental and other revenues)	$(1,122)	$(544)

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

5.    Intangible Assets and Below Market Lease Liabilities - Continued

The following table sets forth scheduled future amortization of intangible assets and below market lease liabilities:

	Amortization of Deferred Financing Costs	Amortization of Deferred Leasing Costs and Acquisition-Related Intangible Assets (in Depreciation and Amortization)	Amortization of Lease Incentives (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental Property and Other Expenses)	Amortization of Acquisition-Related Below Market Lease Liabilities (in Rental and Other Revenues)
April 1 through December 31, 2013	$2,768	$24,305	$965	$1,372	$416	$(3,087)
2014	3,249	28,125	1,154	1,537	553	(4,009)
2015	2,614	22,845	926	1,252	553	(3,746)
2016	1,515	18,485	734	1,023	553	(3,443)
2017	1,226	15,591	660	908	553	(3,208)
Thereafter	1,406	36,617	2,105	1,164	1,642	(15,726)
	$12,778	$145,968	$6,544	$7,256	$4,270	$(33,219)
Weighted average remaining amortization periods as of March 31, 2013 (in years)	5.0	6.6	7.6	5.4	7.7	9.8

The following table sets forth the intangible assets acquired and below market lease liabilities assumed as a result of 2013 acquisition activity:

	Acquisition-Related Intangible Assets (amortized in Rental and Other Revenues)	Acquisition-Related Intangible Assets (amortized in Depreciation and Amortization)	Acquisition-Related Below Market Lease Liabilities (amortized in Rental and Other Revenues)
Amount recorded from acquisition activity	$2,777	$11,561	$(1,329)
Weighted average remaining amortization periods (in years)	4.9	4.8	9.3

6.    Mortgages and Notes Payable

The following table sets forth our mortgages and notes payable:

	March 31, 2013	December 31, 2012
Secured indebtedness	$547,150	$549,607
Unsecured indebtedness	1,349,150	1,309,555
Total mortgages and notes payable	$1,896,300	$1,859,162

At March 31, 2013, our secured mortgage loans were collateralized by real estate assets with an aggregate undepreciated book value of $967.3 million.

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

6.    Mortgages and Notes Payable - Continued

Our $475.0 million unsecured revolving credit facility is scheduled to mature in July 2015 and includes an accordion feature that allows for an additional $75.0 million of borrowing capacity subject to additional lender commitments. Assuming no defaults have occurred, we have an option to extend the maturity for an additional year. The interest rate at our current credit ratings is LIBOR plus 150 basis points and the annual facility fee is 35 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody's Investors Service or Standard & Poor's Ratings Services. We use our revolving credit facility for working capital purposes and for the short-term funding of our development and acquisition activity and, in certain instances, the repayment of other debt. The continued ability to borrow under the revolving credit facility allows us to quickly capitalize on strategic opportunities at short-term interest rates. There was $97.5 million and $94.5 million outstanding under our revolving credit facility at March 31, 2013 and April 19, 2013, respectively. At both March 31, 2013 and April 19, 2013, we had $0.1 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at March 31, 2013 and April 19, 2013 was $377.4 million and $380.4 million, respectively.

During the first quarter of 2013, we prepaid the remaining $35.0 million balance on a $200.0 million bank term loan that was originally scheduled to mature in February 2016. We recorded $0.2 million of loss on debt extinguishment related to this repayment.

We are currently in compliance with the debt covenants and other requirements with respect to our debt.

7.	Derivative Financial Instruments

We have six floating-to-fixed interest rate swaps through January 2019 with respect to an aggregate of $225.0 million LIBOR-based borrowings. These swaps effectively fix the underlying LIBOR rate at a weighted average of 1.678%. The counterparties under the swaps are major financial institutions. These swaps have been designated as and are being accounted for as cash flow hedges with changes in fair value recorded in other comprehensive income each reporting period. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on our cash flow hedges during the three months ended March 31, 2013. We have no collateral requirements related to our interest rate swaps.

Amounts reported in accumulated other comprehensive loss ("AOCL") related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the period from April 1, 2013 through March 31, 2014, we estimate that $3.3 million will be reclassified to interest expense.

For the periods ending March 31, 2013 and December 31, 2012, all of our derivatives were in a liability position. The following table sets forth the fair value of our liability derivatives:

	March 31, 2013	December 31, 2012
Liability Derivatives:
Derivatives designated as cash flow hedges in accounts payable, accrued expenses and other liabilities:
Interest rate swaps	$8,261	$9,369

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

7.	Derivative Financial Instruments - Continued

The following table sets forth the effect of our cash flow hedges on AOCL and interest expense:

	Three Months Ended March 31,
	2013	2012
Derivatives Designated as Cash Flow Hedges:
Amount of unrealized gains recognized in AOCL on derivatives (effective portion):
Interest rate swaps	$280	$1,104
Amount of (gains)/losses reclassified out of AOCL into contractual interest expense (effective portion):
Interest rate swaps	$788	$(33)

8.	Noncontrolling Interests

Noncontrolling Interests in Consolidated Affiliates

At March 31, 2013, noncontrolling interests in consolidated affiliates relates to our joint venture partner's 50.0% interest in office properties located in Richmond, VA. Our joint venture partner is an unrelated third party.

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

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

9.	Disclosure About Fair Value of Financial Instruments - Continued

Our Level 3 assets include (1) certain of our mortgages and notes receivable, which were estimated by the income approach utilizing internal cash flow projections and market interest rates to estimate the price that would be paid in an orderly transaction between market participants, (2) our tax increment financing bond, which is not routinely traded but whose fair value is determined by the income approach utilizing contractual cash flows and market-based interest rates to estimate the projected redemption value based on quoted bid/ask prices for similar unrated municipal bonds, and (3) any real estate assets recorded at fair value on a non-recurring basis as a result of our quarterly impairment analysis, which were valued using the terms of definitive sales contracts or the sales comparison approach and substantiated with internal cash flow projections.

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

		Level 1	Level 2	Level 3
	March 31, 2013	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
Assets:
Mortgages and notes receivable, at fair value (1)	$25,638	$—	$16,990	$8,648
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	3,529	3,529	—	—
Impaired real estate assets	9,002	—	—	9,002
Tax increment financing bond (in prepaid expenses and other assets)	14,324	—	—	14,324
Total Assets	$52,493	$3,529	$16,990	$31,974
Liabilities:
Mortgages and notes payable, at fair value (1)	$2,024,509	$—	$2,024,509	$—
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	8,261	—	8,261	—
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	3,529	3,529	—	—
Contingent consideration to acquire real estate assets (in accounts payable, accrued expenses and other liabilities)	375	—	—	375
Financing obligations, at fair value (1)	23,986	—	—	23,986
Total Liabilities	$2,060,660	$3,529	$2,032,770	$24,361

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
__________
(1)    Amounts recorded at historical cost on our Consolidated Balance Sheets at March 31, 2013 and December 31, 2012.

The following table sets forth the changes in our Level 3 asset and liability, which are recorded at fair value on our Consolidated Balance Sheets:

	Three Months Ended March 31,
	2013	2012
Asset:
Tax Increment Financing Bond:
Beginning balance	$14,496	$14,788
Principal repayment	(562)	—
Unrealized gains (in AOCL)	390	287
Ending balance	$14,324	$15,075
Liability:
Contingent Consideration to Acquire Real Estate Assets:
Beginning balance	$563	$—
Unrealized gains (in general and administrative expenses)	(188)	—
Ending balance	$375	$—

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

9.	Disclosure About Fair Value of Financial Instruments - Continued

During 2007, we acquired a tax increment financing bond associated with a parking garage developed by us. This bond amortizes to maturity in 2020. The estimated fair value at March 31, 2013 was $1.5 million below the outstanding principal due on the bond. If the discount rate used to fair value this bond was 100 basis points higher or lower, the fair value of the bond would have been $0.5 million lower or $0.5 million higher, respectively, as of March 31, 2013. We intend to hold this bond and have concluded that we will not be required to sell this bond before recovery of the bond principal. Payment of the principal and interest for the bond is guaranteed by us. We have recorded no credit losses related to the bond during the three months ended March 31, 2013 and 2012. There is no legal right of offset with the liability, which we report as a financing obligation, related to this tax increment financing bond.

The impaired real estate assets that were measured in the first quarter of 2013 at fair value and deemed to be Level 3 assets were valued based primarily on market-based inputs and our assumptions about the use of the assets, as observable inputs were not available. In the absence of observable inputs, we estimate the fair value of real estate using unobservable data such as estimated discount and capitalization rates. We also utilize local and national industry market data such as comparable sales, sales contracts and appraisals to assist us in our estimation of fair value. Significant increases or decreases in any valuation inputs in isolation would result in a significantly lower or higher fair value measurement.

The following table sets forth quantitative information about the unobservable inputs of our Level 3 assets and liability, which are recorded at fair value on our Consolidated Balance Sheets:

	Fair Value at March 31, 2013	Valuation Technique	Unobservable Input	Rate/ Percentage
Assets:
Tax increment financing bond	$14,324	Income approach	Discount rate	10.4%
Impaired real estate assets	$9,002	Income approach	Capitalization rate	8.5%-9.5%
			Discount rate	9.0%-10.0%
Liability:
Contingent consideration to acquire real estate assets	$375	Income approach	Payout percentage	50.0%

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

10.	Share-based Payments

During the three months ended March 31, 2013, the Company granted 168,700 stock options with an exercise price equal to the closing market price of a share of its Common Stock on the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, which resulted in a weighted average grant date fair value per share of $6.50. During the three months ended March 31, 2013, the Company also granted 79,080 shares of time-based restricted stock and 65,486 shares of total return-based restricted stock with weighted average grant date fair values per share of $36.35 and $31.73, respectively. We recorded stock-based compensation expense of $3.4 million and $2.4 million during the three months ended March 31, 2013 and 2012, respectively. At March 31, 2013, there was $7.2 million of total unrecognized stock-based compensation costs, which will be recognized over a weighted average remaining contractual term of 2.7 years.

11.	Accumulated Other Comprehensive Loss

The following table sets forth the components of AOCL:

	Three Months Ended March 31,
	2013	2012
Tax increment financing bond:
Beginning balance	$(1,898)	$(2,309)
Unrealized gains on tax increment financing bond	390	287
Ending balance	(1,508)	(2,022)
Cash flow hedges:
Beginning balance	(10,730)	(3,425)
Unrealized gains on cash flow hedges	280	1,104
Amortization of cash flow hedges (1)	788	(33)
Ending balance	(9,662)	(2,354)
Total accumulated other comprehensive loss	$(11,170)	$(4,376)
__________
(1)    Amounts reclassified out of AOCL into contractual interest expense.

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

12.	Discontinued Operations

The following table sets forth our operations which required classification as discontinued operations:

	Three Months Ended March 31,
	2013	2012
Rental and other revenues	$345	$5,478
Operating expenses:
Rental property and other expenses	103	1,939
Depreciation and amortization	148	1,532
Total operating expenses	251	3,471
Interest expense	—	125
Income from discontinued operations	94	1,882
Impairments of real estate assets held for sale	(713)	—
Net gains on disposition of discontinued operations	1,244	5,134
Total discontinued operations	$625	$7,016

The following table sets forth the major classes of assets of our real estate and other assets, net, held for sale:

	March 31, 2013	December 31, 2012
Assets:
Land	$658	$2,482
Buildings and tenant improvements	6,690	23,106
Less-accumulated depreciation	(2,991)	(8,017)
Net real estate assets	4,357	17,571
Accrued straight-line rents receivable, net	26	408
Deferred leasing costs, net	11	929
Prepaid expenses and other assets	—	30
Real estate and other assets, net, held for sale	$4,394	$18,938

As of March 31, 2013, real estate and other assets, net, held for sale included five industrial properties in Atlanta, GA. As of December 31, 2012, real estate and other assets, net, held for sale included two office properties in Orlando, FL and five industrial properties in Atlanta, GA. All of these properties qualified for discontinued operations in the first quarter of 2013.

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

13.	Earnings Per Unit

The following table sets forth the computation of basic and diluted earnings per unit:

	Three Months Ended March 31,
	2013	2012
Earnings per Common Unit - basic:
Numerator:
Income from continuing operations	$13,082	$11,318
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(203)	(184)
Distributions on Preferred Units	(627)	(627)
Income from continuing operations available for common unitholders	12,252	10,507
Income from discontinued operations available for common unitholders	625	7,016
Net income available for common unitholders	$12,877	$17,523
Denominator:
Denominator for basic earnings per Common Unit – weighted average units (1) (2)	84,345	76,155
Earnings per Common Unit - basic:
Income from continuing operations available for common unitholders	$0.14	$0.14
Income from discontinued operations available for common unitholders	0.01	0.09
Net income available for common unitholders	$0.15	$0.23
Earnings per Common Unit - diluted:
Numerator:
Income from continuing operations	$13,082	$11,318
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(203)	(184)
Distributions on Preferred Units	(627)	(627)
Income from continuing operations available for common unitholders	12,252	10,507
Income from discontinued operations available for common unitholders	625	7,016
Net income available for common unitholders	$12,877	$17,523
Denominator:
Denominator for basic earnings per Common Unit –weighted average units (1) (2)	84,345	76,155
Add:
Stock options using the treasury method	108	132
Denominator for diluted earnings per Common Unit – adjusted weighted average units and assumed conversions (1)	84,453	76,287
Earnings per Common Unit - diluted:
Income from continuing operations available for common unitholders	$0.14	$0.14
Income from discontinued operations available for common unitholders	0.01	0.09
Net income available for common unitholders	$0.15	$0.23
__________

(1)
There were 0.5 million and 0.6 million options outstanding during the three months ended March 31, 2013 and 2012, respectively, that were not included in the computation of diluted earnings per unit because the impact of including such options would be anti-dilutive.

(2)	Includes all unvested restricted stock where dividends on such restricted stock are non-forfeitable.

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

14.	Segment Information

The following table summarizes the rental and other revenues and net operating income, the primary industry property-level performance metric which is defined as rental and other revenues less rental property and other expenses, for each reportable segment:

	Three Months Ended March 31,
	2013	2012
Rental and Other Revenues: (1)
Office:
Atlanta, GA	$17,535	$14,908
Greenville, SC	3,229	3,503
Kansas City, MO	3,970	3,602
Memphis, TN	9,383	9,256
Nashville, TN	14,076	13,862
Orlando, FL	2,222	2,158
Piedmont Triad, NC	6,891	5,079
Pittsburgh, PA	13,693	9,084
Raleigh, NC	20,668	19,775
Richmond, VA	11,777	11,507
Tampa, FL	18,029	17,133
Total Office Segment	121,473	109,867
Industrial:
Atlanta, GA	2,968	2,941
Piedmont Triad, NC	3,123	3,164
Total Industrial Segment	6,091	6,105
Retail:
Kansas City, MO	9,466	8,922
Total Retail Segment	9,466	8,922
Total Rental and Other Revenues	$137,030	$124,894

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

14.	Segment Information - Continued

	Three Months Ended March 31,
	2013	2012
Net Operating Income: (1)
Office:
Atlanta, GA	$11,167	$9,735
Greenville, SC	1,888	2,134
Kansas City, MO	2,563	2,334
Memphis, TN	5,630	5,559
Nashville, TN	9,687	9,659
Orlando, FL	1,079	1,065
Piedmont Triad, NC	4,355	3,234
Pittsburgh, PA	7,421	4,284
Raleigh, NC	14,627	13,970
Richmond, VA	8,114	7,886
Tampa, FL	11,500	10,843
Total Office Segment	78,031	70,703
Industrial:
Atlanta, GA	2,185	2,158
Piedmont Triad, NC	2,245	2,289
Total Industrial Segment	4,430	4,447
Retail:
Kansas City, MO	5,621	5,537
Total Retail Segment	5,621	5,537
Residential:
Raleigh, NC	—	(87)
Total Residential Segment	—	(87)
Corporate and other (2)	(19)	(22)
Total Net Operating Income	88,063	80,578
Reconciliation to income from continuing operations before disposition of condominiums and equity in earnings/(losses) of unconsolidated affiliates:
Depreciation and amortization	(42,144)	(36,983)
Impairments of real estate assets	(415)	—
General and administrative expenses	(10,556)	(9,735)
Interest expense	(23,868)	(24,677)
Other income	1,619	2,230
Income from continuing operations before disposition of condominiums and equity in earnings/(losses) of unconsolidated affiliates	$12,699	$11,413
__________

(1)	Net of discontinued operations.

(2)
Negative NOI with no corresponding revenues represents expensed real estate taxes and other carrying costs associated with land held for development that is currently zoned for the respective product type.

HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per unit data)

15.	Subsequent Events

On April 15, 2013, we sold five industrial properties in Atlanta, GA for a sale price of $4.5 million (after $0.1 million in closing credits to buyer for free rent) and expect to record a gain on disposition of discontinued operations of less than $0.1 million.

On April 17, 2013, our DLF I joint venture sold an office property to an unrelated third party for a sale price of $6.0 million and expects to record a gain on disposition of discontinued operations of less than $0.1 million. We expect to record less than $0.1 million as our share of this gain through equity in earnings of unconsolidated affiliates.

On April 24, 2013, we sold six industrial properties and a land parcel in a single transaction in Atlanta, GA for a sale price of $38.7 million (before $1.8 million in closing credits to buyer for unfunded tenant improvements and after $1.3 million in closing credits to buyer for free rent) and expect to record a gain on disposition of discontinued operations of $13.2 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a fully integrated, self-administered and self-managed equity REIT that provides leasing, management, development, construction and other customer-related services for our properties and for third parties. The Company conducts virtually all of its activities through the Operating Partnership. The Operating Partnership is managed by the Company, its sole general partner. At March 31, 2013, we wholly owned: 303 in-service office, industrial and retail properties, comprising 30.1 million square feet; 649 acres of undeveloped land suitable for future development, of which 566 acres are considered core assets; and two office development properties. In addition, we owned interests (50.0% or less) in 31 in-service office properties, a rental residential development property and 11 acres of undeveloped land suitable for future development, which includes a 12.5% interest in a 261,000 square foot office property directly owned by the Company (not included in the Operating Partnership’s Consolidated Financial Statements). We are based in Raleigh, North Carolina, and our properties and development land are located in Florida, Georgia, Missouri, North Carolina, Pennsylvania, South Carolina, Tennessee and Virginia. Additional information about us can be found on our website at www.highwoods.com. Information on our website is not part of this Quarterly Report.

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

This list of risks and uncertainties, however, is not intended to be exhaustive. You should also review the other cautionary statements we make in “Item 1A. Business – Risk Factors” set forth in our 2012 Annual Report on Form 10-K. Given these uncertainties, you should not place undue reliance on forward-looking statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements to reflect any future events or circumstances or to reflect the occurrence of unanticipated events.

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

The key components affecting our rental and other revenues are average occupancy, rental rates, levels of cost recovery income, new developments placed in service, acquisitions and dispositions. Average occupancy generally increases during times of improving economic growth, as our ability to lease space outpaces vacancies that occur upon the expirations of existing leases. Average occupancy generally declines during times of slower economic growth, when new vacancies tend to outpace our ability to lease space. Asset acquisitions, dispositions and new developments placed in service directly impact our rental revenues and could impact our average occupancy, depending upon the occupancy rate of the properties that are acquired, sold or placed in service. A further indicator of the predictability of future revenues is the expected lease expirations of our portfolio. As a result, in addition to seeking to increase our average occupancy by leasing current vacant space, we also must concentrate our leasing efforts on renewing leases on expiring space. For more information regarding our lease expirations, see "Item 2. Properties - Lease Expirations" in our 2012 Annual Report. Our occupancy declined from 90.9% at December 31, 2012 to 90.6% at March 31, 2013. Due to the scheduled expirations later this year of large customers in Tampa, FL and Atlanta, GA, we expect average occupancy to be approximately 90.0% throughout the rest of 2013.

Whether or not our rental revenue tracks average occupancy proportionally depends upon whether rents under new leases signed are higher or lower than the rents under the previous leases. Annualized rental revenues from second generation leases signed during any particular year are generally less than 15% of our total annual rental revenues. The following table sets forth information regarding second generation leases, which we define as space previously occupied under our ownership that becomes available for lease or acquired vacant space, that were signed during the first quarter of 2013:

	Office		Industrial		Retail
	New	Renewal	New	Renewal	New	Renewal
Leased space (in rentable square feet)	293,370	501,836	89,474	264,095	10,519	12,203
Square foot weighted average term (in years)	7.7	5.2	4.8	3.6	7.2	2.6
Annual GAAP rents (per square foot) (1)	$20.64	$20.79	$4.33	$3.81	$53.35	$21.63
Tenant improvements (per square foot)	$23.91	$10.55	$2.56	$1.15	$51.85	$7.61
Leasing commissions (per square foot)	$7.97	$3.38	$0.82	$0.34	$14.93	$—
Rent concessions (per square foot)	$7.33	$1.95	$1.12	$0.56	$—	$1.38
__________

(1)	Amounts net of free rent concessions.

Annual GAAP rents for new and renewal leases combined, net of free rent concessions, under office, industrial and retail leases were $20.73 per square foot, or 0.1% higher, $3.95 per square foot, or 11.6% lower and $36.31 per square foot, or 35.4% higher, respectively, than under previous leases.

We strive to maintain a diverse, stable and creditworthy customer base. We have an internal guideline whereby customers that account for more than 3% of our revenues are periodically reviewed with the Company's Board of Directors. Currently, no customer accounts for more than 3% of our revenues other than the Federal Government, which accounted for 6.7% of our revenues on an annualized basis, as of March 31, 2013.

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

We intend to maintain a conservative and flexible balance sheet that allows us to capitalize on favorable development and acquisition opportunities as they arise. We anticipate commencing up to $200.0 million of new development in 2013. Any such projects would not be placed in service until 2014 or beyond. We also anticipate acquiring up to $325.0 million of new properties and selling up to $175.0 million of non-core properties in 2013. We generally seek to acquire and develop assets that are consistent with our Strategic Plan, improve the average quality of our overall portfolio and deliver consistent and sustainable value for our stockholders over the long-term. Whether or not an asset acquisition or new development results in higher per share net income or FFO in any given period depends upon a number of factors, including whether the capitalization rate using projected GAAP net operating income for any such period exceeds the actual cost of capital used to finance the acquisition. We generally intend to grow the Company on a leverage-neutral basis by maintaining a leverage ratio, defined as the percentage of mortgages and notes payable and outstanding preferred stock to the undepreciated book value of our assets, of 42-48%. As of March 31, 2013, this ratio was 43.9%. Forward-looking information regarding 2013 operating performance contained below under "Results of Operations" excludes the impact of any potential acquisitions or dispositions.

Results of Operations

Three Months Ended March 31, 2013 and 2012

Rental and Other Revenues

Rental and other revenues from continuing operations were $12.1 million, or 9.7%, higher in the first quarter of 2013 as compared to 2012 primarily due to recent acquisitions, which accounted for $11.3 million of the increase, development properties recently placed in service and higher same property revenues of $0.3 million. Same property revenues were higher in the first quarter of 2013 as compared to 2012 primarily due to an increase in average occupancy to 90.4% in the first quarter of 2013 from 89.8% in the first quarter of 2012, partly offset by a decrease in annualized GAAP rent per occupied square foot to $19.35 in the first quarter of 2013 from $19.45 in the first quarter of 2012 and lower net termination fees and cost recovery income. We expect rental and other revenues for the remainder of 2013 to increase over 2012 primarily due to the full year contribution of acquisitions closed in 2012, partly offset by slightly lower average occupancy in our same property portfolio and lower net termination fees.

Operating Expenses

Rental property and other expenses were $4.6 million, or 10.3%, higher in the first quarter of 2013 as compared to 2012 primarily due to recent acquisitions, which accounted for $4.0 million of the increase, and higher same property operating expenses of $0.6 million. Same property operating expenses were higher in the first quarter of 2013 as compared to 2012 primarily due to higher contract services, insurance premiums and utilities, partly offset by lower real estate taxes and repairs and maintenance. We expect rental property and other expenses for the remainder of 2013 to increase over 2012 primarily due to the full year contribution of acquisitions closed in 2012 and continuing slight increases in same property operating expenses.

Operating margin, defined as rental and other revenues less rental property and other expenses expressed as a percentage of rental and other revenues, was lower at 64.3% in the first quarter of 2013, as compared to 64.5% in the first quarter of 2012. Operating margin is expected to remain relatively consistent for the remainder of 2013 as compared to 2012.

Depreciation and amortization was $5.2 million, or 14.0%, higher in the first quarter of 2013 as compared to 2012 almost entirely due to recent acquisitions. We expect depreciation and amortization for the remainder of 2013 to increase over 2012 primarily due to the full year contribution of acquisitions closed in 2012.

We recorded impairments of real estate assets held for use of $0.4 million in the first quarter of 2013 related to two industrial properties located in Atlanta, GA, which resulted from a change in the assumed timing of future dispositions and leasing assumptions. We recorded no such impairments in the first quarter of 2012. Impairments can arise from a number of factors; accordingly, there can be no assurances that we will not be required to record additional impairment charges in the future.

General and administrative expenses were $0.9 million, or 9.4%, higher in the first quarter of 2013 as compared to 2012 primarily due to higher acquisition costs and higher long-term equity incentive compensation recognized for certain employees who met or are approaching the age and service eligibility requirements under our retirement plan in the first quarter of 2013. Long-term equity incentive compensation awards are typically issued during the first quarter of each year. We expect general and administrative expenses for the remainder of 2013 to decrease when compared with 2012 primarily due to lower short-term incentive compensation and acquisition costs, partly offset by higher salaries.

Interest Expense

Interest expense was $0.8 million, or 3.3%, lower in the first quarter of 2013 as compared to 2012 primarily due to lower average interest rates, lower average debt balances and higher capitalized interest, partly offset by higher financing obligation interest expense. We expect interest expense for the remainder of 2013 to decrease when compared with 2012 for similar reasons as stated above.

Other Income

Other income was $0.6 million, or 27.4%, lower in the first quarter of 2013 as compared to 2012 primarily due to a decrease in interest income on notes receivable resulting from the repayment in 2012 of a secured loan we made in 2011 to our DLF I joint venture and a loss on debt extinguishment. We expect other income for the remainder of 2013 to remain consistent as compared to 2012.

Equity in Earnings/(Losses) of Unconsolidated Affiliates

Equity in earnings/(losses) of unconsolidated affiliates was $0.6 million higher in the first quarter of 2013 as compared to 2012 primarily due to our share of a gain on disposition of an office property in our DLF II joint venture of $0.4 million in the first quarter of 2013. In each of the first quarters of 2013 and 2012, we recorded our share of impairments of real estate assets of $1.0 million on certain office properties in our DLF I joint venture, both of which resulted from a change in the assumed timing of future dispositions and leasing assumptions.

Impairments of Real Estate Assets Held for Sale

We recorded impairments of real estate assets held for sale of $0.7 million in the first quarter of 2013 related to five industrial properties located in Atlanta, GA requiring discontinued operations presentation which resulted from a change in the assumed timing of future dispositions and leasing assumptions. We recorded no such impairments in the first quarter of 2012. Impairments can arise from a number of factors; accordingly, there can be no assurances that we will not be required to record additional impairment charges in the future.

Net Gains on Disposition of Discontinued Operations

Net gains on disposition of discontinued operations were $3.9 million lower in the first quarter of 2013 as compared to 2012 due to the net effect of our disposition activity.

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

Statements of Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in the Company’s cash flows ($ in thousands):

	Three Months Ended March 31,
	2013	2012	Change
Net Cash Provided By Operating Activities	$42,119	$22,050	$20,069
Net Cash Used In Investing Activities	(99,254)	(12,896)	(86,358)
Net Cash Provided By/(Used In) Financing Activities	55,522	(8,127)	63,649
Total Cash Flows	$(1,613)	$1,027	$(2,640)

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

The change in net cash related to operating activities in the first quarter of 2013 as compared to 2012 was primarily due to higher net cash from the operations of acquired properties, partly offset by higher cash paid for operating expenses.

The change in net cash related to investing activities in the first quarter of 2013 as compared to 2012 was primarily due to higher acquisition activity in 2013.

The change in net cash related to financing activities in the first quarter of 2013 as compared to 2012 was primarily due to higher proceeds from the issuance of Common Stock in 2013 and higher net borrowings in 2013.

Capitalization

The following table sets forth the Company’s capitalization (in thousands, except per share amounts):

	March 31, 2013	December 31, 2012
Mortgages and notes payable, at recorded book value	$1,896,300	$1,859,162
Financing obligations	$29,251	$29,358
Preferred Stock, at liquidation value	$29,077	$29,077
Common Stock outstanding	82,131	80,311
Common Units outstanding (not owned by the Company)	3,723	3,733
Per share stock price at period end	$39.57	$33.45
Market value of Common Stock and Common Units	$3,397,243	$2,811,272
Total market capitalization	$5,351,871	$4,728,869

At March 31, 2013, our mortgages and notes payable and outstanding preferred stock represented 36.0% of our total market capitalization and 43.9% of the undepreciated book value of our assets.

Our mortgages and notes payable as of March 31, 2013 consisted of $547.2 million of secured indebtedness with a weighted average interest rate of 5.75% and $1,349.2 million of unsecured indebtedness with a weighted average interest rate of 4.44%. The secured indebtedness was collateralized by real estate assets with an aggregate undepreciated book value of $967.3 million.

Current and Future Cash Needs

Rental and other revenues are our principal source of funds to meet our short-term liquidity requirements. Other sources of funds for short-term liquidity needs include available working capital and borrowings under our existing revolving credit facility, which had $380.4 million of availability at April 19, 2013. Our short-term liquidity requirements primarily consist of operating expenses, interest and principal amortization on our debt, dividends and distributions and capital expenditures, including building improvement costs, tenant improvement costs and lease commissions. Building improvements are capital costs to maintain existing buildings not typically related to a specific customer. Tenant improvements are the costs required to customize space for the specific needs of customers. We anticipate that our available cash and cash equivalents and cash provided by operating activities, together with cash available from borrowings under our revolving credit facility, will be adequate to meet our short-term liquidity requirements.

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

We expect to meet our long-term liquidity needs through a combination of:

•	cash flow from operating activities;

•	bank term loans and borrowings under our revolving credit facility;

•	the issuance of unsecured debt;

•	the issuance of secured debt;

•	the issuance of equity securities by the Company or the Operating Partnership; and

•	the disposition of non-core assets.

Recent Acquisition and Disposition Activity

During the first quarter of 2013, we acquired:

•	two office properties in Tampa, FL encompassing 372,000 square feet for a purchase price of $52.5 million,

•	two office properties in Greensboro, NC encompassing 195,000 square feet for a purchase price of $30.8 million, and

•	five acres of development land in Memphis, TN for a purchase price of $4.8 million.

We expensed $0.5 million of acquisition costs (included in general and administrative expenses) related to these acquisitions. The assets acquired and liabilities assumed were recorded at fair value as determined by management based on information available at the acquisition date and on current assumptions as to future operations. We have invested or intend to invest an additional $5.5 million in the aggregate of planned building improvements and future tenant improvements committed under existing leases acquired in the building acquisitions. Based on the total anticipated investment of $88.8 million, the weighted average capitalization rate for these building acquisitions is 9.0% using projected GAAP net operating income for our first year of ownership. These forward-looking statements are subject to risks and uncertainties. See “Disclosure Regarding Forward-Looking Statements.”

During the first quarter of 2013, we sold two office properties in Orlando, FL for a sale price of $14.6 million (before $0.8 million in closing credits to buyer for unfunded tenant improvements) and recorded a loss on disposition of discontinued operations of $0.3 million.

On April 15, 2013, we sold five industrial properties in Atlanta, GA for a sale price of $4.5 million (after $0.1 million in closing credits to buyer for free rent) and expect to record a gain on disposition of discontinued operations of less than $0.1 million.

On April 24, 2013, we sold six industrial properties and a land parcel in a single transaction in Atlanta, GA for a sale price of $38.7 million (before $1.8 million in closing credits to buyer for unfunded tenant improvements and after $1.3 million in closing credits to buyer for free rent) and expect to record a gain on disposition of discontinued operations of $13.2 million.

Recent Financing Activity

During 2012, we entered into separate equity sales agreements with each of Wells Fargo Securities, LLC, BB&T Capital Markets, a division of BB&T Securities, LLC, Jefferies LLC, Morgan Stanley & Co., LLC and Piper Jaffray & Co. During the first quarter of 2013, the Company issued 1,299,791 shares of Common Stock under these equity distribution agreements at an average gross sales price of $35.95 per share and received net proceeds, after sales commissions, of $46.0 million. We paid an aggregate of $0.7 million in sales commissions to BB&T Capital Markets, a division of BB&T Securities, LLC, Morgan Stanley & Co., LLC and Piper Jaffray & Co. during the first quarter of 2013.

Our $475.0 million unsecured revolving credit facility is scheduled to mature in July 2015 and includes an accordion feature that allows for an additional $75.0 million of borrowing capacity subject to additional lender commitments. Assuming no defaults have occurred, we have an option to extend the maturity for an additional year. The interest rate at our current credit ratings is LIBOR plus 150 basis points and the annual facility fee is 35 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody's Investors Service or Standard & Poor's Ratings Services. We use our revolving credit facility for working capital purposes and for the short-term funding of our development and acquisition activity and, in certain instances, the repayment of other debt. The continued ability to borrow under the revolving credit facility allows us to quickly capitalize on strategic opportunities at short-term interest rates. There was $97.5 million and $94.5 million outstanding under our revolving credit facility at March 31, 2013 and April 19, 2013, respectively. At both March 31, 2013 and April 19, 2013, we had $0.1 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at March 31, 2013 and April 19, 2013 was $377.4 million and $380.4 million, respectively.

During the first quarter of 2013, we prepaid the remaining $35.0 million balance on a $200.0 million bank term loan that was originally scheduled to mature in February 2016.

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

The Operating Partnership has the following notes currently outstanding ($ in thousands):

	Face Amount	Carrying Amount	Stated Interest Rate	Effective Interest Rate
Notes due in 2017	$379,685	$379,223	5.850%	5.880%
Notes due in 2018	$200,000	$200,000	7.500%	7.500%
Notes due in 2023	$250,000	$247,427	3.625%	3.752%

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

Off Balance Sheet Arrangements

During the first quarter of 2013, our DLF II joint venture sold an office property to unrelated third parties for a sale price of $10.1 million (after $0.3 million in closing credits to buyer for free rent) and recorded a gain on disposition of property of less than $0.1 million. As our cost basis is different from the basis reflected at the joint venture level, we recorded $0.4 million of gain through equity in earnings of unconsolidated affiliates.

On April 17, 2013, our DLF I joint venture sold an office property to an unrelated third party for a sale price of $6.0 million and expects to record a gain on disposition of discontinued operations of less than $0.1 million. We expect to record less than $0.1 million as our share of this gain through equity in earnings of unconsolidated affiliates.

There were no other significant changes to our off balance sheet arrangements in the three months ended March 31, 2013. For information regarding our off balance sheet arrangements at December 31, 2012, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Off Balance Sheet Arrangements" in our 2012 Annual Report on Form 10-K.

Critical Accounting Estimates

There were no changes made by management to the critical accounting policies in the three months ended March 31, 2013. For a description of our critical accounting estimates, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our 2012 Annual Report on Form 10-K.

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

•
Plus or minus our share of adjustments, including depreciation and amortization of depreciable operating properties, for unconsolidated partnerships and joint ventures (to reflect funds from operations on the same basis); and

•
Plus or minus adjustments for depreciation and amortization and gains/(losses) on sales of depreciable operating properties, plus impairments on depreciable operating properties, and noncontrolling interests in consolidated affiliates related to discontinued operations.

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

The following table sets forth the Company's FFO, FFO available for common stockholders and FFO available for common stockholders per share ($ in thousands, except per share amounts):

	Three Months Ended March 31,
	2013	2012
Funds from operations:
Net income	$13,760	$18,332
Net (income) attributable to noncontrolling interests in consolidated affiliates	(203)	(184)
Depreciation and amortization of real estate assets	41,574	36,441
Impairments of depreciable properties	415	—
Unconsolidated affiliates:
Depreciation and amortization of real estate assets	2,015	2,098
Impairments of depreciable properties	1,020	1,002
(Gains) on disposition of depreciable properties	(421)	—
Discontinued operations:
Depreciation and amortization of real estate assets	148	1,532
Impairments of depreciable properties	713	—
(Gains) on disposition of depreciable properties	(1,244)	(5,134)
Funds from operations	57,777	54,087
Dividends on Preferred Stock	(627)	(627)
Funds from operations available for common stockholders	$57,150	$53,460
Funds from operations available for common stockholders per share	$0.67	$0.70
Weighted average shares outstanding (1)	84,862	76,696
__________

(1)	Includes assumed conversion of all potentially dilutive Common Stock equivalents.

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

Our same property portfolio currently consists of 287 in-service office, industrial and retail properties encompassing 27.8 million square feet that were wholly owned during the entirety of the periods presented (from January 1, 2012 to March 31, 2013). In our 2012 Annual Report on Form 10-K, our same property portfolio consisted of 284 in-service office, industrial and retail properties encompassing 25.8 million square feet that were wholly owned during the entirety of the periods presented therein (from January 1, 2011 to December 31, 2012). The change in our same property portfolio was due to the addition of eight office properties encompassing 2.1 million square feet acquired during 2011 and two newly developed office properties encompassing 0.2 million square feet placed in service during 2011, offset by the removal of two office properties and five industrial properties encompassing 0.3 million square feet qualifying for discontinued operations during 2013.

Rental and other revenues related to properties not in our same property portfolio were $15.3 million and $3.4 million for the three months ended March 31, 2013 and 2012, respectively. Rental property and other expenses related to properties not in our same property portfolio were $6.3 million and $2.3 million for the three months ended March 31, 2013 and 2012, respectively.

The following table sets forth the Company’s NOI and same property NOI:

	Three Months Ended March 31,
	2013	2012
Income from continuing operations before disposition of condominiums and equity in earnings/(losses) of unconsolidated affiliates	$12,699	$11,413
Other income	(1,619)	(2,230)
Interest expense	23,868	24,677
General and administrative expenses	10,582	9,673
Impairments of real estate assets	415	—
Depreciation and amortization	42,144	36,983
Net operating income from continuing operations	88,089	80,516
Less – non same property and other net operating income	9,003	1,130
Total same property net operating income from continuing operations	$79,086	$79,386

Rental and other revenues	$137,030	$124,894
Rental property and other expenses	48,941	44,378
Total net operating income from continuing operations	88,089	80,516
Less – non same property and other net operating income	9,003	1,130
Total same property net operating income from continuing operations	$79,086	$79,386

Total same property net operating income from continuing operations	$79,086	$79,386
Less – straight-line rent and lease termination fees	3,771	6,240
Same property cash net operating income from continuing operations	$75,315	$73,146

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our market risk as of March 31, 2013, see "Quantitative and Qualitative Disclosures About Market Risk" in our 2012 Annual Report on Form 10-K.

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

SEC rules also require us to establish and maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in internal control over financial reporting during the three months ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. There were also no changes in internal control over financial reporting during the three months ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITES AND USE OF PROCEEDS

During the first quarter of 2013, the Company issued an aggregate of 10,071 shares of Common Stock to holders of Common Units in the Operating Partnership upon the redemption of a like number of Common Units in private offerings exempt from the registration requirements pursuant to Section 4(2) of the Securities Act. Each of the holders of Common Units was an accredited investor under Rule 501 of the Securities Act. The resale of such shares was registered by the Company under the Securities Act.

The following table sets forth information related to shares of Common Stock surrendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock during the first quarter of 2013:

	Total Number of Shares Purchased	Average Price Paid per Share

January 1 to January 31	—	$—
February 1 to February 28	—	—
March 1 to March 31	30,522	36.71
Total	30,522	$36.71

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1
Amended and Restated Executive Supplemental Employment Agreement, dated as of February 12, 2013, between the Company and Edward J. Fritsch (filed as part of the Company's 2012 Annual Report on Form 10-K)

10.2
Amended and Restated Executive Supplemental Employment Agreement, dated as of February 12, 2013, between the Company and Michael E. Harris (filed as part of the Company's 2012 Annual Report on Form 10-K)

10.3
Amended and Restated Executive Supplemental Employment Agreement, dated as of February 12, 2013, between the Company and Terry L. Stevens (filed as part of the Company's 2012 Annual Report on Form 10-K)

10.4
Amended and Restated Executive Supplemental Employment Agreement, dated as of February 12, 2013, between the Company and Jeffrey D. Miller (filed as part of the Company's 2012 Annual Report on Form 10-K)

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

Date: April 30, 2013