Form 10-Q
period 2013-06-30
HIGHWOODS PROPERTIES INC; HIGHWOODS REALTY LTD PARTNERSHIP
filed 2013-07-25
CIK 921082, 941713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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
Highwoods Properties, Inc.  Yes  ☐    No ☒    Highwoods Realty Limited Partnership  Yes  ☐    No ☒

The Company had 84,483,948 shares of Common Stock outstanding as of July 18, 2013.

EXPLANATORY NOTE

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

Certain information contained herein is presented as of July 18, 2013, the latest practicable date for financial information prior to the filing of this Quarterly Report.

This report combines the Quarterly Reports on Form 10-Q for the period ended June 30, 2013 of the Company and the Operating Partnership. We believe combining the quarterly reports into this single report results in the following benefits:

•	combined reports better reflect how management and investors view the business as a single operating unit;

•	combined reports enhance investors' understanding of the Company and the Operating Partnership by enabling them to view the business as a whole and in the same manner as management;

•	combined reports are more efficient for the Company and the Operating Partnership and result in savings in time, effort and expense; and

•	combined reports are more efficient for investors by reducing duplicative disclosure and providing a single document for their review.

To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•	Consolidated Financial Statements;

•	the following Notes to Consolidated Financial Statements:

•	Note 4 - Investments in and Advances to Affiliates;

•	Note 8 - Noncontrolling Interests; and

•	Note 13 - Earnings Per Share and Per Unit;

•	Item 4 - Controls and Procedures; and

•	Item 6 - Certifications of CEO and CFO Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2013

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HIGHWOODS PROPERTIES, INC.
Consolidated Balance Sheets
(Unaudited and in thousands, except share and per share data)

	June 30, 2013	December 31, 2012
Assets:
Real estate assets, at cost:
Land	$389,431	$365,762
Buildings and tenant improvements	3,482,057	3,253,805
Development in process	37,559	21,198
Land held for development	120,580	115,416
	4,029,627	3,756,181
Less-accumulated depreciation	(978,777)	(929,598)
Net real estate assets	3,050,850	2,826,583
Real estate and other assets, net, held for sale	—	47,508
Cash and cash equivalents	10,122	13,783
Restricted cash	15,987	19,702
Accounts receivable, net of allowance of $1,465 and $2,848, respectively	25,266	23,073
Mortgages and notes receivable, net of allowance of $376 and $182, respectively	25,583	25,472
Accrued straight-line rents receivable, net of allowance of $853 and $857, respectively	122,742	115,030
Investments in and advances to unconsolidated affiliates	65,272	66,800
Deferred financing and leasing costs, net of accumulated amortization of $85,548 and $76,840, respectively	181,802	168,019
Prepaid expenses and other assets, net of accumulated amortization of $12,561 and $12,318, respectively	41,959	44,458
Total Assets	$3,539,583	$3,350,428
Liabilities, Noncontrolling Interests in the Operating Partnership and Equity:
Mortgages and notes payable	$1,931,655	$1,859,162
Accounts payable, accrued expenses and other liabilities	185,087	172,146
Financing obligations	28,392	29,358
Total Liabilities	2,145,134	2,060,666
Commitments and contingencies
Noncontrolling interests in the Operating Partnership	130,351	124,869
Equity:
Preferred Stock, $.01 par value, 50,000,000 authorized shares;
8.625% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 29,077 shares issued and outstanding	29,077	29,077
Common Stock, $.01 par value, 200,000,000 authorized shares;
83,968,412 and 80,311,437 shares issued and outstanding, respectively	840	803
Additional paid-in capital	2,160,698	2,040,306
Distributions in excess of net income available for common stockholders	(927,110)	(897,418)
Accumulated other comprehensive loss	(4,142)	(12,628)
Total Stockholders’ Equity	1,259,363	1,160,140
Noncontrolling interests in consolidated affiliates	4,735	4,753
Total Equity	1,264,098	1,164,893
Total Liabilities, Noncontrolling Interests in the Operating Partnership and Equity	$3,539,583	$3,350,428

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Income
(Unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Rental and other revenues	$138,515	$126,728	$274,631	$250,762
Operating expenses:
Rental property and other expenses	49,633	45,884	98,372	90,066
Depreciation and amortization	42,394	38,991	84,208	75,687
Impairments of real estate assets	1,066	—	1,066	—
General and administrative	8,397	8,900	18,979	18,573
Total operating expenses	101,490	93,775	202,625	184,326
Interest expense:
Contractual	22,398	23,548	45,196	47,399
Amortization of deferred financing costs	948	900	1,897	1,802
Financing obligations	(60)	(76)	61	(152)
	23,286	24,372	47,154	49,049
Other income:
Interest and other income	1,617	1,737	3,400	3,967
Losses on debt extinguishment	—	(973)	(164)	(973)
	1,617	764	3,236	2,994
Income from continuing operations before disposition of property and condominiums and equity in earnings of unconsolidated affiliates	15,356	9,345	28,088	20,381
Losses on disposition of property	(37)	—	(37)	—
Gains on for-sale residential condominiums	—	110	—	175
Equity in earnings of unconsolidated affiliates	913	1,508	1,349	1,346
Income from continuing operations	16,232	10,963	29,400	21,902
Discontinued operations:
Income from discontinued operations	184	2,150	245	4,409
Net gains on disposition of discontinued operations	13,163	1,385	13,694	6,519
	13,347	3,535	13,939	10,928
Net income	29,579	14,498	43,339	32,830
Net (income) attributable to noncontrolling interests in the Operating Partnership	(1,243)	(686)	(1,824)	(1,513)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(187)	(223)	(390)	(407)
Dividends on Preferred Stock	(627)	(627)	(1,254)	(1,254)
Net income available for common stockholders	$27,522	$12,962	$39,871	$29,656
Earnings per Common Share – basic:
Income from continuing operations available for common stockholders	$0.18	$0.13	$0.33	$0.26
Income from discontinued operations available for common stockholders	0.15	0.04	0.16	0.14
Net income available for common stockholders	$0.33	$0.17	$0.49	$0.40
Weighted average Common Shares outstanding – basic	82,811	74,662	81,925	73,749
Earnings per Common Share – diluted:
Income from continuing operations available for common stockholders	$0.18	$0.13	$0.33	$0.26
Income from discontinued operations available for common stockholders	0.15	0.04	0.16	0.14
Net income available for common stockholders	$0.33	$0.17	$0.49	$0.40
Weighted average Common Shares outstanding – diluted	86,631	78,521	85,752	77,601
Dividends declared per Common Share	$0.425	$0.425	$0.850	$0.850
Net income available for common stockholders:
Income from continuing operations available for common stockholders	$14,746	$9,596	$26,529	$19,259
Income from discontinued operations available for common stockholders	12,776	3,366	13,342	10,397
Net income available for common stockholders	$27,522	$12,962	$39,871	$29,656

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Comprehensive income:
Net income	$29,579	$14,498	$43,339	$32,830
Other comprehensive income:
Unrealized gains/(losses) on tax increment financing bond	(91)	296	299	583
Unrealized gains/(losses) on cash flow hedges	6,319	(7,481)	6,599	(7,087)
Amortization of cash flow hedges	800	782	1,588	1,459
Total other comprehensive income/(loss)	7,028	(6,403)	8,486	(5,045)
Total comprehensive income	36,607	8,095	51,825	27,785
Less-comprehensive (income) attributable to noncontrolling interests	(1,430)	(909)	(2,214)	(1,920)
Comprehensive income attributable to common stockholders	$35,177	$7,186	$49,611	$25,865

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Equity
(Unaudited and in thousands, except share amounts)

	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2012	80,311,437	$803	$29,077	$2,040,306	$(12,628)	$4,753	$(897,418)	$1,164,893
Issuances of Common Stock, net of tax withholdings	3,434,687	34	—	122,456	—	—	—	122,490
Conversions of Common Units to Common Stock	72,471	—	—	2,851	—	—	—	2,851
Dividends on Common Stock		—	—		—	—	(69,563)	(69,563)
Dividends on Preferred Stock		—	—		—	—	(1,254)	(1,254)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	(9,649)	—	—	—	(9,649)
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(408)	—	(408)
Issuances of restricted stock	151,630	—	—	—	—	—	—	—
Share-based compensation expense, net of forfeitures	(1,813)	3	—	4,734	—	—	—	4,737
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(1,824)	(1,824)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	390	(390)	—
Comprehensive income:
Net income		—	—	—	—	—	43,339	43,339
Other comprehensive income		—	—	—	8,486	—	—	8,486
Total comprehensive income								51,825
Balance at June 30, 2013	83,968,412	$840	$29,077	$2,160,698	$(4,142)	$4,735	$(927,110)	$1,264,098

	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2011	72,647,697	$726	$29,077	$1,803,997	$(5,734)	$4,646	$(845,853)	$986,859
Issuances of Common Stock, net of tax withholdings	2,794,340	28	—	91,808	—	—	—	91,836
Conversions of Common Units to Common Stock	18,366	—	—	631	—	—	—	631
Dividends on Common Stock		—	—	—	—	—	(62,787)	(62,787)
Dividends on Preferred Stock		—	—	—	—	—	(1,254)	(1,254)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	(16,501)	—	—	—	(16,501)
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(460)	—	(460)
Issuances of restricted stock	158,885	—	—	—	—	—	—	—
Share-based compensation expense, net of forfeitures		2	—	4,457	—	—	—	4,459
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(1,513)	(1,513)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	407	(407)	—
Comprehensive income:
Net income		—	—	—	—	—	32,830	32,830
Other comprehensive loss		—	—	—	(5,045)	—	—	(5,045)
Total comprehensive income								27,785
Balance at June 30, 2012	75,619,288	$756	$29,077	$1,884,392	$(10,779)	$4,593	$(878,984)	$1,029,055

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Six Months Ended June 30,
	2013	2012
Operating activities:
Net income	$43,339	$32,830
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84,767	79,113
Amortization of lease incentives and acquisition-related intangible assets and liabilities	(198)	180
Share-based compensation expense	4,737	4,459
Allowance for losses on accounts and accrued straight-line rents receivable	380	538
Amortization of deferred financing costs	1,897	1,802
Amortization of cash flow hedges	1,588	1,459
Impairments of real estate assets	1,481	—
Losses on debt extinguishment	164	973
Net gains on disposition of property	(13,657)	(6,519)
Gains on for-sale residential condominiums	—	(175)
Equity in earnings of unconsolidated affiliates	(1,349)	(1,346)
Changes in financing obligations	(391)	(584)
Distributions of earnings from unconsolidated affiliates	2,827	2,225
Changes in operating assets and liabilities:
Accounts receivable	2,295	7,298
Prepaid expenses and other assets	(2,284)	(3,158)
Accrued straight-line rents receivable	(8,009)	(9,415)
Accounts payable, accrued expenses and other liabilities	(661)	(16,352)
Net cash provided by operating activities	116,926	93,328
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	(228,461)	—
Investments in development in process	(11,499)	(1,531)
Investments in tenant improvements and deferred leasing costs	(42,343)	(43,851)
Investments in building improvements	(26,466)	(19,758)
Net proceeds from disposition of real estate assets	60,381	19,898
Net proceeds from disposition of for-sale residential condominiums	—	2,492
Distributions of capital from unconsolidated affiliates	435	901
Investments in and repayments of mortgages and notes receivable	(156)	1,544
Investments in and advances/repayments to/from unconsolidated affiliates	(429)	(2,750)
Changes in restricted cash and other investing activities	7,853	4,031
Net cash used in investing activities	(240,685)	(39,024)
Financing activities:
Dividends on Common Stock	(69,563)	(62,787)
Dividends on Preferred Stock	(1,254)	(1,254)
Distributions to noncontrolling interests in the Operating Partnership	(3,140)	(3,158)
Distributions to noncontrolling interests in consolidated affiliates	(408)	(460)
Proceeds from the issuance of Common Stock	126,738	95,289
Costs paid for the issuance of Common Stock	(1,711)	(1,316)
Repurchase of shares related to tax withholdings	(2,537)	(2,137)
Borrowings on revolving credit facility	346,300	106,300
Repayments of revolving credit facility	(233,900)	(392,800)
Borrowings on mortgages and notes payable	—	225,000
Repayments of mortgages and notes payable	(39,610)	(19,359)
Payments on financing obligations	(575)	(38)
Additions to deferred financing costs and other financing activities	(242)	(2,245)
Net cash provided by/(used in) financing activities	120,098	(58,965)
Net decrease in cash and cash equivalents	$(3,661)	$(4,661)

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows – Continued
(Unaudited and in thousands)

	Six Months Ended June 30,
	2013	2012
Net decrease in cash and cash equivalents	$(3,661)	$(4,661)
Cash and cash equivalents at beginning of the period	13,783	11,188
Cash and cash equivalents at end of the period	$10,122	$6,527

Supplemental disclosure of cash flow information:

	Six Months Ended June 30,
	2013	2012
Cash paid for interest, net of amounts capitalized	$40,480	$48,063

Supplemental disclosure of non-cash investing and financing activities:

	Six Months Ended June 30,
	2013	2012
Unrealized gains/(losses) on cash flow hedges	$6,599	$(7,087)
Conversions of Common Units to Common Stock	2,851	631
Changes in accrued capital expenditures	12,618	(2,448)
Write-off of fully depreciated real estate assets	17,732	28,629
Write-off of fully amortized deferred financing and leasing costs	11,363	8,765
Unrealized gains on marketable securities of non-qualified deferred compensation plan	312	216
Adjustment of noncontrolling interests in the Operating Partnership to fair value	9,649	16,501
Unrealized gains on tax increment financing bond	299	583
Reduction of advances to unconsolidated affiliates related to acquisition activities	—	26,000

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Balance Sheets
(Unaudited and in thousands, except unit and per unit data)

	June 30, 2013	December 31, 2012
Assets:
Real estate assets, at cost:
Land	$389,431	$365,762
Buildings and tenant improvements	3,482,057	3,253,805
Development in process	37,559	21,198
Land held for development	120,580	115,416
	4,029,627	3,756,181
Less-accumulated depreciation	(978,777)	(929,598)
Net real estate assets	3,050,850	2,826,583
Real estate and other assets, net, held for sale	—	47,508
Cash and cash equivalents	10,205	13,867
Restricted cash	15,987	19,702
Accounts receivable, net of allowance of $1,465 and $2,848, respectively	25,266	23,073
Mortgages and notes receivable, net of allowance of $376 and $182, respectively	25,583	25,472
Accrued straight-line rents receivable, net of allowance of $853 and $857, respectively	122,742	115,030
Investments in and advances to unconsolidated affiliates	64,249	65,813
Deferred financing and leasing costs, net of accumulated amortization of $85,548 and $76,840, respectively	181,802	168,019
Prepaid expenses and other assets, net of accumulated amortization of $12,561 and $12,318, respectively	41,864	44,458
Total Assets	$3,538,548	$3,349,525
Liabilities, Redeemable Operating Partnership Units and Equity:
Mortgages and notes payable	$1,931,655	$1,859,162
Accounts payable, accrued expenses and other liabilities	185,041	172,026
Financing obligations	28,392	29,358
Total Liabilities	2,145,088	2,060,546
Commitments and contingencies
Redeemable Operating Partnership Units:
Common Units, 3,660,545 and 3,733,016 outstanding, respectively	130,351	124,869
Series A Preferred Units (liquidation preference $1,000 per unit), 29,077 units issued and outstanding	29,077	29,077
Total Redeemable Operating Partnership Units	159,428	153,946
Equity:
Common Units:
General partner Common Units, 872,201 and 836,356 outstanding, respectively	12,332	11,427
Limited partner Common Units, 82,687,402 and 79,066,272 outstanding, respectively	1,221,107	1,131,481
Accumulated other comprehensive loss	(4,142)	(12,628)
Noncontrolling interests in consolidated affiliates	4,735	4,753
Total Equity	1,234,032	1,135,033
Total Liabilities, Redeemable Operating Partnership Units and Equity	$3,538,548	$3,349,525

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Income
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Rental and other revenues	$138,515	$126,728	$274,631	$250,762
Operating expenses:
Rental property and other expenses	49,611	45,825	98,376	89,945
Depreciation and amortization	42,394	38,991	84,208	75,687
Impairments of real estate assets	1,066	—	1,066	—
General and administrative	8,419	8,959	18,975	18,694
Total operating expenses	101,490	93,775	202,625	184,326
Interest expense:
Contractual	22,398	23,548	45,196	47,399
Amortization of deferred financing costs	948	900	1,897	1,802
Financing obligations	(60)	(76)	61	(152)
	23,286	24,372	47,154	49,049
Other income:
Interest and other income	1,617	1,737	3,400	3,967
Losses on debt extinguishment	—	(973)	(164)	(973)
	1,617	764	3,236	2,994
Income from continuing operations before disposition of property and condominiums and equity in earnings of unconsolidated affiliates	15,356	9,345	28,088	20,381
Losses on disposition of property	(37)	—	(37)	—
Gains on for-sale residential condominiums	—	110	—	175
Equity in earnings of unconsolidated affiliates	916	1,511	1,299	1,351
Income from continuing operations	16,235	10,966	29,350	21,907
Discontinued operations:
Income from discontinued operations	184	2,150	245	4,409
Net gains on disposition of discontinued operations	13,163	1,385	13,694	6,519
	13,347	3,535	13,939	10,928
Net income	29,582	14,501	43,289	32,835
Net (income) attributable to noncontrolling interests in consolidated affiliates	(187)	(223)	(390)	(407)
Distributions on Preferred Units	(627)	(627)	(1,254)	(1,254)
Net income available for common unitholders	$28,768	$13,651	$41,645	$31,174
Earnings per Common Unit – basic:
Income from continuing operations available for common unitholders	$0.18	$0.13	$0.33	$0.26
Income from discontinued operations available for common unitholders	0.15	0.05	0.16	0.14
Net income available for common unitholders	$0.33	$0.18	$0.49	$0.40
Weighted average Common Units outstanding – basic	86,090	77,971	85,223	77,063
Earnings per Common Unit – diluted:
Income from continuing operations available for common unitholders	$0.18	$0.13	$0.33	$0.26
Income from discontinued operations available for common unitholders	0.15	0.04	0.16	0.14
Net income available for common unitholders	$0.33	$0.17	$0.49	$0.40
Weighted average Common Units outstanding – diluted	86,222	78,112	85,343	77,192
Distributions declared per Common Unit	$0.425	$0.425	$0.850	$0.850
Net income available for common unitholders:
Income from continuing operations available for common unitholders	$15,421	$10,116	$27,706	$20,246
Income from discontinued operations available for common unitholders	13,347	3,535	13,939	10,928
Net income available for common unitholders	$28,768	$13,651	$41,645	$31,174

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Comprehensive income:
Net income	$29,582	$14,501	$43,289	$32,835
Other comprehensive income:
Unrealized gains/(losses) on tax increment financing bond	(91)	296	299	583
Unrealized gains/(losses) on cash flow hedges	6,319	(7,481)	6,599	(7,087)
Amortization of cash flow hedges	800	782	1,588	1,459
Total other comprehensive income/(loss)	7,028	(6,403)	8,486	(5,045)
Total comprehensive income	36,610	8,098	51,775	27,790
Less-comprehensive (income) attributable to noncontrolling interests	(187)	(223)	(390)	(407)
Comprehensive income attributable to common unitholders	$36,423	$7,875	$51,385	$27,383

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Capital
(Unaudited and in thousands)

	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total Partners’ Capital
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2012	$11,427	$1,131,481	$(12,628)	$4,753	$1,135,033
Issuances of Common Units, net of tax withholdings	1,225	121,265	—	—	122,490
Distributions paid on Common Units	(724)	(71,631)	—	—	(72,355)
Distributions paid on Preferred Units	(13)	(1,241)	—	—	(1,254)
Share-based compensation expense, net of forfeitures	47	4,690	—	—	4,737
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(408)	(408)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	(59)	(5,927)	—	—	(5,986)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(4)	(386)	—	390	—
Comprehensive income:
Net income	433	42,856	—	—	43,289
Other comprehensive income	—	—	8,486	—	8,486
Total comprehensive income					51,775
Balance at June 30, 2013	$12,332	$1,221,107	$(4,142)	$4,735	$1,234,032

	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total Partners’ Capital
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2011	$9,575	$948,187	$(5,734)	$4,646	$956,674
Issuances of Common Units, net of tax withholdings	918	90,918	—	—	91,836
Distributions paid on Common Units	(656)	(64,941)	—	—	(65,597)
Distributions paid on Preferred Units	(13)	(1,241)	—	—	(1,254)
Share-based compensation expense, net of forfeitures	45	4,414	—	—	4,459
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(460)	(460)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	(144)	(14,294)	—	—	(14,438)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(4)	(403)		407	—
Comprehensive income:
Net income	328	32,507	—	—	32,835
Other comprehensive loss	—	—	(5,045)	—	(5,045)
Total comprehensive income					27,790
Balance at June 30, 2012	$10,049	$995,147	$(10,779)	$4,593	$999,010

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Six Months Ended June 30,
	2013	2012
Operating activities:
Net income	$43,289	$32,835
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84,767	79,113
Amortization of lease incentives and acquisition-related intangible assets and liabilities	(198)	180
Share-based compensation expense	4,737	4,459
Allowance for losses on accounts and accrued straight-line rents receivable	380	538
Amortization of deferred financing costs	1,897	1,802
Amortization of cash flow hedges	1,588	1,459
Impairments of real estate assets	1,481	—
Losses on debt extinguishment	164	973
Net gains on disposition of property	(13,657)	(6,519)
Gains on for-sale residential condominiums	—	(175)
Equity in earnings of unconsolidated affiliates	(1,299)	(1,351)
Changes in financing obligations	(391)	(584)
Distributions of earnings from unconsolidated affiliates	2,814	2,211
Changes in operating assets and liabilities:
Accounts receivable	2,295	7,298
Prepaid expenses and other assets	(2,189)	(3,077)
Accrued straight-line rents receivable	(8,009)	(9,415)
Accounts payable, accrued expenses and other liabilities	(587)	(16,413)
Net cash provided by operating activities	117,082	93,334
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	(228,461)	—
Investments in development in process	(11,499)	(1,531)
Investments in tenant improvements and deferred leasing costs	(42,343)	(43,851)
Investments in building improvements	(26,466)	(19,758)
Net proceeds from disposition of real estate assets	60,381	19,898
Net proceeds from disposition of for-sale residential condominiums	—	2,492
Distributions of capital from unconsolidated affiliates	435	901
Investments in and repayments of mortgages and notes receivable	(156)	1,544
Investments in and advances/repayments to/from unconsolidated affiliates	(429)	(2,750)
Changes in restricted cash and other investing activities	7,853	4,031
Net cash used in investing activities	(240,685)	(39,024)
Financing activities:
Distributions on Common Units	(72,355)	(65,597)
Distributions on Preferred Units	(1,254)	(1,254)
Distributions to noncontrolling interests in consolidated affiliates	(408)	(460)
Proceeds from the issuance of Common Units	126,738	95,289
Costs paid for the issuance of Common Units	(1,711)	(1,316)
Repurchase of units related to tax withholdings	(2,537)	(2,137)
Borrowings on revolving credit facility	346,300	106,300
Repayments of revolving credit facility	(233,900)	(392,800)
Borrowings on mortgages and notes payable	—	225,000
Repayments of mortgages and notes payable	(39,610)	(19,359)
Payments on financing obligations	(575)	(38)
Additions to deferred financing costs and other financing activities	(747)	(2,458)
Net cash provided by/(used in) financing activities	119,941	(58,830)
Net decrease in cash and cash equivalents	$(3,662)	$(4,520)

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows - Continued
(Unaudited and in thousands)

	Six Months Ended June 30,
	2013	2012
Net decrease in cash and cash equivalents	$(3,662)	$(4,520)
Cash and cash equivalents at beginning of the period	13,867	11,151
Cash and cash equivalents at end of the period	$10,205	$6,631

Supplemental disclosure of cash flow information:

	Six Months Ended June 30,
	2013	2012
Cash paid for interest, net of amounts capitalized	$40,480	$48,063

Supplemental disclosure of non-cash investing and financing activities:

	Six Months Ended June 30,
	2013	2012
Unrealized gains/(losses) on cash flow hedges	$6,599	$(7,087)
Changes in accrued capital expenditures	12,618	(2,448)
Write-off of fully depreciated real estate assets	17,732	28,629
Write-off of fully amortized deferred financing and leasing costs	11,363	8,765
Unrealized gains on marketable securities of non-qualified deferred compensation plan	312	216
Adjustment of Redeemable Common Units to fair value	5,482	14,225
Unrealized gains on tax increment financing bond	299	583
Reduction of advances to unconsolidated affiliates related to acquisition activities	—	26,000

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(tabular dollar amounts in thousands, except per share and per unit data)
(Unaudited)

1.    Description of Business and Significant Accounting Policies

Description of Business

Highwoods Properties, Inc. (the “Company”) is a fully-integrated, self-administered and self-managed equity real estate investment trust (“REIT”) that provides leasing, management, development, construction and other customer-related services for its properties and for third parties. The Company conducts virtually all of its activities through Highwoods Realty Limited Partnership (the “Operating Partnership”). At June 30, 2013, the Company and/or the Operating Partnership wholly owned: 291 in-service office, industrial and retail properties, comprising 29.6 million square feet; 634 acres of undeveloped land suitable for future development, of which 566 acres are considered core assets; and two office development properties. In addition, we owned interests (50.0% or less) in 30 in-service office properties, a rental residential development property and 11 acres of undeveloped land suitable for future development, which includes a 12.5% interest in a 261,000 square foot office property directly owned by the Company (not included in the Operating Partnership’s Consolidated Financial Statements).

The Company is the sole general partner of the Operating Partnership. At June 30, 2013, the Company owned all of the Preferred Units and 83.6 million, or 95.8%, of the Common Units in the Operating Partnership. Limited partners, including two directors of the Company, own the remaining 3.7 million Common Units. During the six months ended June 30, 2013, the Company redeemed 72,471 Common Units for a like number of shares of Common Stock. As a result of this activity, the percentage of Common Units owned by the Company increased from 95.6% at December 31, 2012 to 95.8% at June 30, 2013.

Common Stock Offerings

During the three and six months ended June 30, 2013, the Company issued 1,756,590 and 3,056,381 shares of Common Stock, respectively, under its equity sales agreements at an average gross sales price of $38.32 and $37.31 per share, respectively, and received net proceeds, after sales commissions, of $66.3 million and $112.3 million, respectively.

Basis of Presentation

Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Our Consolidated Balance Sheets at December 31, 2012 were retrospectively revised from previously reported amounts to reflect in real estate and other assets, net, held for sale those properties classified as held for sale during the three months ended June 30, 2013. Our Consolidated Statements of Income for the three and six months ended June 30, 2012 were retrospectively revised from previously reported amounts to reflect in discontinued operations the operations for those properties classified as discontinued operations.

The Company's Consolidated Financial Statements include the Operating Partnership, wholly owned subsidiaries and those entities in which the Company has the controlling interest. The Operating Partnership's Consolidated Financial Statements include wholly owned subsidiaries and those entities in which the Operating Partnership has the controlling interest. All intercompany transactions and accounts have been eliminated. At June 30, 2013 and December 31, 2012, we had involvement with, but are not the primary beneficiary in, an entity that we concluded to be a variable interest entity (see Note 3).

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

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

1.    Description of Business and Significant Accounting Policies – Continued

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results could differ from those estimates.

2.    Real Estate Assets

Acquisitions

During the second quarter of 2013, we acquired an office property in Atlanta, GA encompassing 553,000 square feet for a purchase price of $140.1 million.

During the first quarter of 2013, we acquired:

•	two office properties in Tampa, FL encompassing 372,000 square feet for a purchase price of $52.5 million,

•	two office properties in Greensboro, NC encompassing 195,000 square feet for a purchase price of $30.8 million, and

•	five acres of development land in Memphis, TN for a purchase price of $4.8 million.

During the three and six months ended June 30, 2013, we expensed $0.4 million and $0.9 million, respectively, of acquisition costs (included in general and administrative expenses) related to these acquisitions. The assets acquired and liabilities assumed were recorded at fair value as determined by management based on information available at the acquisition date and on current assumptions as to future operations.

Dispositions

During the second quarter of 2013, we sold:

•
five industrial properties in Atlanta, GA for a sale price of $4.5 million (after $0.1 million in closing credits to buyer for free rent) and recorded a gain on disposition of discontinued operations of less than $0.1 million;

•
six industrial properties and a land parcel in a single transaction in Atlanta, GA for a sale price of $38.7 million (before $1.8 million in closing credits to buyer for unfunded tenant improvements and after $1.3 million in closing credits to buyer for free rent) and recorded a gain on disposition of discontinued operations of $13.2 million; and

•	two industrial properties in Atlanta, GA for a sale price of $4.8 million and recorded a loss on disposition of discontinued operations of less than $0.1 million.

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

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

2.    Real Estate Assets - Continued

Impairments

During the second quarter of 2013, we recorded impairments of real estate assets of $1.1 million on four properties in a single office park in Winston-Salem, NC. These impairments were due to a change in the assumed timing of future dispositions and leasing assumptions, which reduced the future expected cash flows from the properties.

During the first quarter of 2013, we recorded impairments of real estate assets of $0.4 million on two industrial properties in Atlanta, GA and recorded impairments of real estate assets held for sale of $0.7 million on five industrial properties in Atlanta, GA. These properties were subsequently sold in the second quarter of 2013 and are classified as discontinued operations. These impairments were due to a change in the assumed timing of future dispositions and leasing assumptions, which reduced the future expected cash flows from the properties.

3.    Mortgages and Notes Receivable

The following table sets forth our mortgages and notes receivable:

	June 30, 2013	December 31, 2012
Seller financing (first mortgages)	$16,113	$15,853
Less allowance	—	—
	16,113	15,853
Mortgage receivable	8,715	8,648
Less allowance	—	—
	8,715	8,648
Promissory notes	1,131	1,153
Less allowance	(376)	(182)
	755	971
Mortgages and notes receivable, net	$25,583	$25,472

During 2010, we provided seller financing in conjunction with two disposition transactions. The seller financing is evidenced by first mortgages secured by the assignment of rents and the underlying real estate assets.

During 2012, we provided secured acquisition financing to a third party. We also agreed to loan such third party $8.4 million on a secured basis to fund future infrastructure development. As of June 30, 2013, $0.1 million has been funded to the third party for infrastructure development. We concluded this arrangement to be an interest in a variable interest entity. However, since we do not have the power to direct matters that most significantly impact the activities of the entity, we do not qualify as the primary beneficiary. Accordingly, the entity is not consolidated. Our risk of loss with respect to this arrangement is limited to the carrying value of the mortgage receivable and the future infrastructure development funding commitment.

We evaluate the ability to collect our mortgages and notes receivable by monitoring the leasing statistics and/or market fundamentals of these assets. As of June 30, 2013, our mortgages and notes receivable were not in default and there were no other indicators of impairment.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

3.    Mortgages and Notes Receivable - Continued

The following table sets forth our notes receivable allowance, which relates only to promissory notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Beginning notes receivable allowance	$437	$122	$182	$61
Recoveries/write-offs/other	(61)	(4)	194	57
Total notes receivable allowance	$376	$118	$376	$118

4.    Investments in and Advances to Affiliates

Unconsolidated Affiliates

We have equity interests of up to 50.0% in various joint ventures with unrelated third parties that are accounted for using the equity method of accounting because we have the ability to exercise significant influence over their operating and financial policies.

The following table sets forth combined summarized financial information for the Company's unconsolidated affiliates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Income Statements:
Rental and other revenues	$23,935	$26,049	$47,451	$50,869
Expenses:
Rental property and other expenses	11,739	12,666	22,948	24,082
Depreciation and amortization	6,227	5,919	12,373	12,484
Impairments of real estate assets	—	—	4,790	7,180
Interest expense	4,689	5,267	9,428	11,097
Total expenses	22,655	23,852	49,539	54,843
Income/(loss) before disposition of properties	1,280	2,197	(2,088)	(3,974)
Gains on disposition of properties	43	6,275	67	6,275
Net income/(loss)	$1,323	$8,472	$(2,021)	$2,301
The Company's share of:
Depreciation and amortization	$2,092	$1,675	$4,107	$3,773
Impairments of real estate assets	$—	$—	$1,020	$1,002
Interest expense	$1,732	$1,843	$3,484	$3,823
Gains on disposition of properties	$10	$—	$431	$—
Net income	$571	$1,133	$575	$338

The Company's share of net income	$571	$1,133	$575	$338
Adjustments for management and other fees	342	375	774	1,008
Equity in earnings of unconsolidated affiliates	$913	$1,508	$1,349	$1,346

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

4.    Investments in and Advances to Affiliates - Continued

The following table sets forth combined summarized financial information for the Operating Partnership's unconsolidated affiliates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Income Statements:
Rental and other revenues	$22,892	$25,057	$45,371	$48,854
Expenses:
Rental property and other expenses	11,087	12,076	21,695	22,877
Depreciation and amortization	5,915	5,607	11,750	11,861
Impairments of real estate assets	—	—	4,790	7,180
Interest expense	4,532	5,103	9,110	10,766
Total expenses	21,534	22,786	47,345	52,684
Income/(loss) before disposition of properties	1,358	2,271	(1,974)	(3,830)
Gains on disposition of properties	43	6,275	67	6,275
Net income/(loss)	$1,401	$8,546	$(1,907)	$2,445
The Operating Partnership's share of:
Depreciation and amortization	$2,053	$1,636	$4,029	$3,695
Impairments of real estate assets	$—	$—	$1,020	$1,002
Interest expense	$1,712	$1,823	$3,444	$3,782
Gains on disposition of properties	$10	$—	$431	$—
Net income	$582	$1,142	$590	$356

The Operating Partnership's share of net income	$582	$1,142	$590	$356
Adjustments for management and other fees	334	369	709	995
Equity in earnings of unconsolidated affiliates	$916	$1,511	$1,299	$1,351

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

4.    Investments in and Advances to Affiliates - Continued

Highwoods DLF 98/29, LLC ("DLF I")

During the second quarter of 2013, DLF I sold an office property to an unrelated third party for a sale price of $5.9 million (after $0.1 million in closing credits to buyer for free rent) and recorded a gain on disposition of discontinued operations of less than $0.1 million. We recorded less than $0.1 million as our share of this gain through equity in earnings of unconsolidated affiliates.

During the first quarter of 2013, DLF I recorded impairments of real estate assets of $4.8 million on an office property in Atlanta, GA and an office property in Charlotte, NC.  We recorded $1.0 million as our share of this impairment charge through equity in earnings of unconsolidated affiliates.  These impairments were due to a change in the assumed timing of future dispositions and leasing assumptions, which reduced the future expected cash flows from the properties.

Highwoods DLF 97/26 DLF 99/32, LP ("DLF II")

During the first quarter of 2013, DLF II sold an office property to unrelated third parties for a sale price of $10.1 million (after $0.3 million in closing credits to buyer for free rent) and recorded a gain on disposition of property of less than $0.1 million. As our cost basis is different from the basis reflected at the joint venture level, we recorded $0.4 million of gain through equity in earnings of unconsolidated affiliates.

5.    Intangible Assets and Below Market Lease Liabilities

The following table sets forth total intangible assets and acquisition-related below market lease liabilities, net of accumulated amortization:

	June 30, 2013	December 31, 2012
Assets:
Deferred financing costs	$21,368	$21,759
Less accumulated amortization	(9,528)	(7,862)
	11,840	13,897
Deferred leasing costs (including lease incentives and above market lease and in-place lease acquisition-related intangible assets)	245,982	223,100
Less accumulated amortization	(76,020)	(68,978)
	169,962	154,122
Deferred financing and leasing costs, net	$181,802	$168,019

Liabilities (in accounts payable, accrued expenses and other liabilities):
Acquisition-related below market lease liabilities	$45,415	$37,019
Less accumulated amortization	(5,350)	(3,383)
	$40,065	$33,636

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

5.    Intangible Assets and Below Market Lease Liabilities - Continued

The following table sets forth amortization of intangible assets and acquisition-related below market lease liabilities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Amortization of deferred financing costs	$948	$900	$1,897	$1,802
Amortization of deferred leasing costs and acquisition-related intangible assets (in depreciation and amortization)	$8,123	$7,180	$16,431	$13,505
Amortization of lease incentives (in rental and other revenues)	$344	$330	$725	$664
Amortization of acquisition-related intangible assets (in rental and other revenues)	$484	$324	$951	$594
Amortization of acquisition-related intangible assets (in rental property and other expenses)	$139	$—	$276	$—
Amortization of acquisition-related below market lease liabilities (in rental and other revenues)	$(1,031)	$(553)	$(2,153)	$(1,097)

The following table sets forth scheduled future amortization of intangible assets and below market lease liabilities:

	Amortization of Deferred Financing Costs	Amortization of Deferred Leasing Costs and Acquisition-Related Intangible Assets (in Depreciation and Amortization)	Amortization of Lease Incentives (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental Property and Other Expenses)	Amortization of Acquisition-Related Below Market Lease Liabilities (in Rental and Other Revenues)
July 1 through December 31, 2013	$1,828	$17,283	$621	$1,032	$277	$(2,856)
2014	3,241	30,455	1,160	1,817	553	(5,080)
2015	2,606	24,935	932	1,438	553	(4,367)
2016	1,508	20,563	738	1,085	553	(4,293)
2017	1,220	17,526	664	951	553	(4,037)
Thereafter	1,437	41,368	2,107	1,156	1,642	(19,432)
	$11,840	$152,130	$6,222	$7,479	$4,131	$(40,065)
Weighted average remaining amortization periods as of June 30, 2013 (in years)	5.4	6.4	7.6	5.1	8.0	9.2

The following table sets forth the intangible assets acquired and below market lease liabilities assumed as a result of 2013 acquisition activity:

	Acquisition-Related Intangible Assets (amortized in Rental and Other Revenues)	Acquisition-Related Intangible Assets (amortized in Depreciation and Amortization)	Acquisition-Related Below Market Lease Liabilities (amortized in Rental and Other Revenues)
Amount recorded from acquisition activity	$3,383	$19,180	$(8,582)
Weighted average remaining amortization periods (in years)	4.2	5.3	7.5

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

6.    Mortgages and Notes Payable

The following table sets forth our mortgages and notes payable:

	June 30, 2013	December 31, 2012
Secured indebtedness	$544,510	$549,607
Unsecured indebtedness	1,387,145	1,309,555
Total mortgages and notes payable	$1,931,655	$1,859,162

At June 30, 2013, our secured mortgage loans were collateralized by real estate assets with an aggregate undepreciated book value of $964.8 million.

Our $475.0 million unsecured revolving credit facility is scheduled to mature in July 2015 and includes an accordion feature that allows for an additional $75.0 million of borrowing capacity subject to additional lender commitments. Assuming no defaults have occurred, we have an option to extend the maturity for an additional year. There was $135.4 million and $113.0 million outstanding under our revolving credit facility at June 30, 2013 and July 18, 2013, respectively. At both June 30, 2013 and July 18, 2013, we had $0.1 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at June 30, 2013 and July 18, 2013 was $339.5 million and $361.9 million, respectively.

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

Our interest rate swaps have been designated as and are being accounted for as cash flow hedges with changes in fair value recorded in other comprehensive income each reporting period. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on our cash flow hedges during the six months ended June 30, 2013. We have no collateral requirements related to our interest rate swaps.

Amounts reported in accumulated other comprehensive loss ("AOCL") related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the period from July 1, 2013 through June 30, 2014, we estimate that $3.2 million will be reclassified to interest expense.

For the periods ending June 30, 2013 and December 31, 2012, all of our derivatives were in a liability position. The following table sets forth the fair value of our liability derivatives:

	June 30, 2013	December 31, 2012
Liability Derivatives:
Derivatives designated as cash flow hedges in accounts payable, accrued expenses and other liabilities:
Interest rate swaps	$1,103	$9,369

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

7.	Derivative Financial Instruments - Continued

The following table sets forth the effect of our cash flow hedges on AOCL and interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Derivatives Designated as Cash Flow Hedges:
Amount of unrealized gains/(losses) recognized in AOCL on derivatives (effective portion):
Interest rate swaps	$6,319	$(7,481)	$6,599	$(7,087)
Amount of losses reclassified out of AOCL into contractual interest expense (effective portion):
Interest rate swaps	$800	$782	$1,588	$1,459

8.	Noncontrolling Interests

Noncontrolling Interests in Consolidated Affiliates

At June 30, 2013, our noncontrolling interests in consolidated affiliates relates to our joint venture partner's 50.0% interest in office properties located in Richmond, VA. Our joint venture partner is an unrelated third party.

Noncontrolling Interests in the Operating Partnership

The following table sets forth the Company's noncontrolling interests in the Operating Partnership:

	Six Months Ended June 30,
	2013	2012
Beginning noncontrolling interests in the Operating Partnership	$124,869	$110,655
Adjustment of noncontrolling interests in the Operating Partnership to fair value	9,649	16,501
Conversions of Common Units to Common Stock	(2,851)	(631)
Net income attributable to noncontrolling interests in the Operating Partnership	1,824	1,513
Distributions to noncontrolling interests in the Operating Partnership	(3,140)	(3,158)
Total noncontrolling interests in the Operating Partnership	$130,351	$124,880

The following table sets forth net income available for common stockholders and transfers from the Company's noncontrolling interests in the Operating Partnership:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income available for common stockholders	$27,522	$12,962	$39,871	$29,656
Increase in additional paid in capital from conversions of Common Units to Common Stock	2,500	568	2,851	631
Change from net income available for common stockholders and transfers from noncontrolling interests	$30,022	$13,530	$42,722	$30,287

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

9.	Disclosure About Fair Value of Financial Instruments

The following summarizes the three levels of inputs that we use to measure fair value.

Level 1.  Quoted prices in active markets for identical assets or liabilities.

Our Level 1 assets are investments in marketable securities that we use to pay benefits under our non-qualified deferred compensation plan. Our Level 1 liability is our non-qualified deferred compensation obligation. The Company's Level 1 noncontrolling interests in the Operating Partnership relate to the ownership of Common Units by various individuals and entities other than the Company.

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
(tabular dollar amounts in thousands, except per share and per unit data)

9.	Disclosure About Fair Value of Financial Instruments - Continued

The following table sets forth our assets and liabilities and the Company's noncontrolling interests in the Operating Partnership that are measured at fair value within the fair value hierarchy.

		Level 1	Level 2	Level 3
	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
Fair Value at June 30, 2013:
Assets:
Mortgages and notes receivable, at fair value (1)	$25,549	$—	$16,868	$8,681
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	3,556	3,556	—	—
Impaired real estate assets	5,866	—	—	5,866
Tax increment financing bond (in prepaid expenses and other assets)	14,233	—	—	14,233
Total Assets	$49,204	$3,556	$16,868	$28,780
Noncontrolling Interests in the Operating Partnership	$130,351	$130,351	$—	$—
Liabilities:
Mortgages and notes payable, at fair value (1)	$2,020,130	$—	$2,020,130	$—
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	1,103	—	1,103	—
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	3,556	3,556	—	—
Contingent consideration to acquire real estate assets (in accounts payable, accrued expenses and other liabilities)	384	—	—	384
Financing obligations, at fair value (1)	24,220	—	—	24,220
Total Liabilities	$2,049,393	$3,556	$2,021,233	$24,604

Fair Value at December 31, 2012:
Assets:
Mortgages and notes receivable, at fair value (1)	$24,725	$—	$16,077	$8,648
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	3,354	3,354	—	—
Tax increment financing bond (in prepaid expenses and other assets)	14,496	—	—	14,496
Total Assets	$42,575	$3,354	$16,077	$23,144
Noncontrolling Interests in the Operating Partnership	$124,869	$124,869	$—	$—
Liabilities:
Mortgages and notes payable, at fair value (1)	$1,987,364	$—	$1,987,364	$—
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	9,369	—	9,369	—
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	3,354	3,354	—	—
Contingent consideration to acquire real estate assets (in accounts payable, accrued expenses and other liabilities)	563	—	—	563
Financing obligations, at fair value (1)	23,252	—	—	23,252
Total Liabilities	$2,023,902	$3,354	$1,996,733	$23,815
__________
(1)    Amounts recorded at historical cost on our Consolidated Balance Sheets at June 30, 2013 and December 31, 2012.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

9.	Disclosure About Fair Value of Financial Instruments - Continued

The following table sets forth the changes in our Level 3 asset and liability, which are recorded at fair value on our Consolidated Balance Sheets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Asset:
Tax Increment Financing Bond:
Beginning balance	$14,324	$15,075	$14,496	$14,788
Principal repayment	—	—	(562)	—
Unrealized gains/(losses) (in AOCL)	(91)	296	299	583
Ending balance	$14,233	$15,371	$14,233	$15,371
Liability:
Contingent Consideration to Acquire Real Estate Assets:
Beginning balance	$375	$—	$563	$—
Unrealized (gains)/losses (in general and administrative expenses)	9	—	(179)	—
Ending balance	$384	$—	$384	$—

During 2007, we acquired a tax increment financing bond associated with a parking garage developed by us. This bond amortizes to maturity in 2020. The estimated fair value at June 30, 2013 was $1.6 million below the outstanding principal due on the bond. If the discount rate used to fair value this bond was 100 basis points higher or lower, the fair value of the bond would have been $0.5 million lower or $0.5 million higher, respectively, as of June 30, 2013. We intend to hold this bond and have concluded that we will not be required to sell this bond before recovery of the bond principal. Payment of the principal and interest for the bond is guaranteed by us. We have recorded no credit losses related to the bond during the three and six months ended June 30, 2013 and 2012. There is no legal right of offset with the liability, which we report as a financing obligation, related to this tax increment financing bond.

The impaired real estate assets that were measured in the second quarter of 2013 at fair value and deemed to be Level 3 assets were valued based primarily on market-based inputs and our assumptions about the use of the assets, as observable inputs were not available. In the absence of observable inputs, we estimate the fair value of real estate using unobservable data such as estimated discount and capitalization rates. We also utilize local and national industry market data such as comparable sales, sales contracts and appraisals to assist us in our estimation of fair value. Significant increases or decreases in any valuation inputs in isolation would result in a significantly lower or higher fair value measurement.

The following table sets forth quantitative information about the unobservable inputs of our Level 3 assets and liability, which are recorded at fair value on our Consolidated Balance Sheets:

	Fair Value at June 30, 2013	Valuation Technique	Unobservable Input	Rate/ Percentage
Assets:
Tax increment financing bond	$14,233	Income approach	Discount rate	10.2%
Impaired real estate assets	$5,866	Income approach	Capitalization rate	9.5%-10.5%
			Discount rate	14.0%-15.0%
Liability:
Contingent consideration to acquire real estate assets	$384	Income approach	Payout percentage	50.0%

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

10.	Share-Based Payments

During the six months ended June 30, 2013, the Company granted 168,700 stock options with an exercise price equal to the closing market price of a share of its Common Stock on the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, which resulted in a weighted average grant date fair value per share of $6.50. During the six months ended June 30, 2013, the Company also granted 86,144 shares of time-based restricted stock and 65,486 shares of total return-based restricted stock with weighted average grant date fair values per share of $36.64 and $31.73, respectively. We recorded stock-based compensation expense of $1.3 million and $2.0 million during the three months ended June 30, 2013 and 2012, respectively, and $4.7 million and $4.5 million during the six months ended June 30, 2013 and 2012, respectively. At June 30, 2013, there was $6.1 million of total unrecognized stock-based compensation costs, which will be recognized over a weighted average remaining contractual term of 2.6 years.

11.	Accumulated Other Comprehensive Loss

The following table sets forth the components of AOCL:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Tax increment financing bond:
Beginning balance	(1,508)	(2,022)	$(1,898)	$(2,309)
Unrealized gains/(losses) on tax increment financing bond	(91)	296	299	583
Ending balance	(1,599)	(1,726)	(1,599)	(1,726)
Cash flow hedges:
Beginning balance	(9,662)	(2,354)	(10,730)	(3,425)
Unrealized gains/(losses) on cash flow hedges	6,319	(7,481)	6,599	(7,087)
Amortization of cash flow hedges (1)	800	782	1,588	1,459
Ending balance	(2,543)	(9,053)	(2,543)	(9,053)
Total accumulated other comprehensive loss	$(4,142)	$(10,779)	$(4,142)	$(10,779)
__________
(1)    Amounts reclassified out of AOCL into contractual interest expense.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

12.	Discontinued Operations

The following table sets forth our operations classified as discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Rental and other revenues	$365	$6,051	$1,624	$12,389
Operating expenses:
Rental property and other expenses	100	2,171	405	4,306
Depreciation and amortization	81	1,607	559	3,426
Impairments of real estate assets	—	—	415	—
Total operating expenses	181	3,778	1,379	7,732
Interest expense	—	123	—	248
Income from discontinued operations	184	2,150	245	4,409
Net gains on disposition of discontinued operations	13,163	1,385	13,694	6,519
Total discontinued operations	$13,347	$3,535	$13,939	$10,928

The following table sets forth the major classes of assets of our real estate and other assets, net, held for sale:

	June 30, 2013	December 31, 2012
Assets:
Land	$—	$8,450
Buildings and tenant improvements	—	50,663
Land held for development	—	2,368
Less-accumulated depreciation	—	(17,969)
Net real estate assets	—	43,512
Accrued straight-line rents receivable, net	—	1,962
Deferred leasing costs, net	—	2,004
Prepaid expenses and other assets	—	30
Real estate and other assets, net, held for sale	$—	$47,508

As of June 30, 2013, there were no real estate and other assets, net, held for sale. As of December 31, 2012, real estate and other assets, net, held for sale included 13 industrial properties and a land parcel in Atlanta, GA and two office properties in Orlando, FL. All of these properties are classified as discontinued operations during the six months ended June 30, 2013.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

13.	Earnings Per Share and Per Unit

The following table sets forth the computation of basic and diluted earnings per share of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Earnings per Common Share - basic:
Numerator:
Income from continuing operations	$16,232	$10,963	$29,400	$21,902
Net (income) attributable to noncontrolling interests in the Operating Partnership from continuing operations	(672)	(517)	(1,227)	(982)
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(187)	(223)	(390)	(407)
Dividends on Preferred Stock	(627)	(627)	(1,254)	(1,254)
Income from continuing operations available for common stockholders	14,746	9,596	26,529	19,259
Income from discontinued operations	13,347	3,535	13,939	10,928
Net (income) attributable to noncontrolling interests in the Operating Partnership from discontinued operations	(571)	(169)	(597)	(531)
Income from discontinued operations available for common stockholders	12,776	3,366	13,342	10,397
Net income available for common stockholders	$27,522	$12,962	$39,871	$29,656
Denominator:
Denominator for basic earnings per Common Share – weighted average shares (1) (2)	82,811	74,662	81,925	73,749
Earnings per Common Share - basic:
Income from continuing operations available for common stockholders	$0.18	$0.13	$0.33	$0.26
Income from discontinued operations available for common stockholders	0.15	0.04	0.16	0.14
Net income available for common stockholders	$0.33	$0.17	$0.49	$0.40
Earnings per Common Share - diluted:
Numerator:
Income from continuing operations	$16,232	$10,963	$29,400	$21,902
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(187)	(223)	(390)	(407)
Dividends on Preferred Stock	(627)	(627)	(1,254)	(1,254)
Income from continuing operations available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	15,418	10,113	27,756	20,241
Income from discontinued operations available for common stockholders	13,347	3,535	13,939	10,928
Net income available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	$28,765	$13,648	$41,695	$31,169
Denominator:
Denominator for basic earnings per Common Share –weighted average shares (1) (2)	82,811	74,662	81,925	73,749
Add:
Stock options using the treasury method	132	141	120	129
Noncontrolling interests Common Units	3,688	3,718	3,707	3,723
Denominator for diluted earnings per Common Share – adjusted weighted average shares and assumed conversions (1)	86,631	78,521	85,752	77,601
Earnings per Common Share - diluted:
Income from continuing operations available for common stockholders	$0.18	$0.13	$0.33	$0.26
Income from discontinued operations available for common stockholders	0.15	0.04	0.16	0.14
Net income available for common stockholders	$0.33	$0.17	$0.49	$0.40
__________

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

13.	Earnings Per Share and Per Unit - Continued

(1)
There were 0.3 million and 0.5 million options outstanding during the three months ended June 30, 2013 and 2012, respectively, and 0.3 million and 0.5 million options outstanding during the six months ended June 30, 2013 and 2012, respectively, that were not included in the computation of diluted earnings per share because the impact of including such options would be anti-dilutive.

(2)	Includes all unvested restricted stock where dividends on such restricted stock are non-forfeitable.

The following table sets forth the computation of basic and diluted earnings per unit of the Operating Partnership:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Earnings per Common Unit - basic:
Numerator:
Income from continuing operations	$16,235	$10,966	$29,350	$21,907
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(187)	(223)	(390)	(407)
Distributions on Preferred Units	(627)	(627)	(1,254)	(1,254)
Income from continuing operations available for common unitholders	15,421	10,116	27,706	20,246
Income from discontinued operations available for common unitholders	13,347	3,535	13,939	10,928
Net income available for common unitholders	$28,768	$13,651	$41,645	$31,174
Denominator:
Denominator for basic earnings per Common Unit – weighted average units (1) (2)	86,090	77,971	85,223	77,063
Earnings per Common Unit - basic:
Income from continuing operations available for common unitholders	$0.18	$0.13	$0.33	$0.26
Income from discontinued operations available for common unitholders	0.15	0.05	0.16	0.14
Net income available for common unitholders	$0.33	$0.18	$0.49	$0.40
Earnings per Common Unit - diluted:
Numerator:
Income from continuing operations	$16,235	$10,966	$29,350	$21,907
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(187)	(223)	(390)	(407)
Distributions on Preferred Units	(627)	(627)	(1,254)	(1,254)
Income from continuing operations available for common unitholders	15,421	10,116	27,706	20,246
Income from discontinued operations available for common unitholders	13,347	3,535	13,939	10,928
Net income available for common unitholders	$28,768	$13,651	$41,645	$31,174
Denominator:
Denominator for basic earnings per Common Unit –weighted average units (1) (2)	86,090	77,971	85,223	77,063
Add:
Stock options using the treasury method	132	141	120	129
Denominator for diluted earnings per Common Unit – adjusted weighted average units and assumed conversions (1)	86,222	78,112	85,343	77,192
Earnings per Common Unit - diluted:
Income from continuing operations available for common unitholders	$0.18	$0.13	$0.33	$0.26
Income from discontinued operations available for common unitholders	0.15	0.04	0.16	0.14
Net income available for common unitholders	$0.33	$0.17	$0.49	$0.40
__________

(1)
There were 0.3 million and 0.5 million options outstanding during the three months ended June 30, 2013 and 2012, respectively, and 0.3 million and 0.5 million options outstanding during the six months ended June 30, 2013 and 2012, respectively, that were not included in the computation of diluted earnings per unit because the impact of including such options would be anti-dilutive.

(2)	Includes all unvested restricted stock where dividends on such restricted stock are non-forfeitable.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

14.	Segment Information

The following tables summarize the rental and other revenues and net operating income, the primary industry property-level performance metric which is defined as rental and other revenues less rental property and other expenses, for each of our reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Rental and Other Revenues: (1)
Office:
Atlanta, GA	$18,303	$15,331	$35,837	$30,238
Greenville, SC	3,130	3,488	6,359	6,991
Kansas City, MO	4,035	3,559	8,005	7,161
Memphis, TN	9,657	9,248	19,040	18,503
Nashville, TN	14,194	14,317	28,269	28,178
Orlando, FL	2,231	2,219	4,453	4,377
Piedmont Triad, NC	7,086	5,071	13,977	10,149
Pittsburgh, PA	13,957	9,110	27,649	18,194
Raleigh, NC	21,726	20,395	42,394	40,169
Richmond, VA	11,861	12,092	23,637	23,599
Tampa, FL	18,025	17,573	36,053	34,706
Total Office Segment	124,205	112,403	245,673	222,265
Industrial:
Atlanta, GA	2,226	2,167	4,286	4,254
Piedmont Triad, NC	3,118	3,086	6,241	6,250
Total Industrial Segment	5,344	5,253	10,527	10,504
Retail:
Kansas City, MO	8,966	9,072	18,431	17,993
Total Retail Segment	8,966	9,072	18,431	17,993
Total Rental and Other Revenues	$138,515	$126,728	$274,631	$250,762

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

14.	Segment Information - Continued

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net Operating Income: (1)
Office:
Atlanta, GA	$11,446	$9,785	$22,616	$19,511
Greenville, SC	1,680	2,050	3,569	4,181
Kansas City, MO	2,637	2,184	5,200	4,516
Memphis, TN	5,300	5,297	10,931	10,851
Nashville, TN	10,034	9,831	19,722	19,482
Orlando, FL	1,070	1,056	2,149	2,120
Piedmont Triad, NC	4,568	3,218	8,923	6,449
Pittsburgh, PA	7,904	4,624	15,327	8,904
Raleigh, NC	15,682	14,381	30,312	28,339
Richmond, VA	8,245	8,532	16,361	16,412
Tampa, FL	10,799	10,805	22,301	21,640
Total Office Segment	79,365	71,763	157,411	142,405
Industrial:
Atlanta, GA	1,559	1,549	3,039	3,048
Piedmont Triad, NC	2,365	2,307	4,611	4,594
Total Industrial Segment	3,924	3,856	7,650	7,642
Retail:
Kansas City, MO	5,609	5,320	11,232	10,853
Total Retail Segment	5,609	5,320	11,232	10,853
Residential:
Raleigh, NC	—	(65)	—	(145)
Total Residential Segment	—	(65)	—	(145)
Corporate and other	(16)	(30)	(34)	(59)
Total Net Operating Income	88,882	80,844	176,259	160,696
Reconciliation to income from continuing operations before disposition of property and condominiums and equity in earnings of unconsolidated affiliates:
Depreciation and amortization	(42,394)	(38,991)	(84,208)	(75,687)
Impairments of real estate assets	(1,066)	—	(1,066)	—
General and administrative expenses	(8,397)	(8,900)	(18,979)	(18,573)
Interest expense	(23,286)	(24,372)	(47,154)	(49,049)
Other income	1,617	764	3,236	2,994
Income from continuing operations before disposition of property and condominiums and equity in earnings of unconsolidated affiliates	$15,356	$9,345	$28,088	$20,381
__________

(1)	Net of discontinued operations.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

15.	Subsequent Events

In early July 2013, the Company issued 515,536 shares of Common Stock under its equity sales agreements at an average gross sales price of $35.21 per share and raised net proceeds, after sales commissions, of $17.9 million.

On July 19, 2013, we acquired our joint venture partner's 60.0% interest in the HIW-KC Orlando, LLC joint venture, which owns five office buildings encompassing 1.3 million square feet in Orlando, FL, for a purchase price of $113.3 million. We expect to expense $0.1 million of related acquisition costs. We previously accounted for our 40.0% interest in this joint venture using the equity method of accounting. The assets and liabilities of the joint venture are now wholly owned and will be recorded in our future Consolidated Financial Statements, including assets expected to be recorded at fair value of $188.9 million and secured debt expected to be recorded at fair value of $127.9 million, with an effective interest rate of 3.11%. This debt matures in July 2014. As a result of acquiring a controlling interest in this joint venture, our previously held equity interest was remeasured at fair value resulting in a gain of approximately $7 million. Due to the limited time since the acquisition date, our initial accounting for this transaction is incomplete and, as such, we are unable to provide purchase price allocation disclosures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a fully integrated, self-administered and self-managed equity REIT that provides leasing, management, development, construction and other customer-related services for our properties and for third parties. The Company conducts virtually all of its activities through the Operating Partnership. The Operating Partnership is managed by the Company, its sole general partner. At June 30, 2013, we wholly owned: 291 in-service office, industrial and retail properties, comprising 29.6 million square feet; 634 acres of undeveloped land suitable for future development, of which 566 acres are considered core assets; and two office development properties. In addition, we owned interests (50.0% or less) in 30 in-service office properties, a rental residential development property and 11 acres of undeveloped land suitable for future development, which includes a 12.5% interest in a 261,000 square foot office property directly owned by the Company (not included in the Operating Partnership’s Consolidated Financial Statements). We are based in Raleigh, North Carolina, and our properties and development land are located in Florida, Georgia, Missouri, North Carolina, Pennsylvania, South Carolina, Tennessee and Virginia. Additional information about us can be found on our website at www.highwoods.com. Information on our website is not part of this Quarterly Report.

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

This list of risks and uncertainties, however, is not intended to be exhaustive. You should also review the other cautionary statements we make in “Business – Risk Factors” set forth in our 2012 Annual Report on Form 10-K. Given these uncertainties, you should not place undue reliance on forward-looking statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements to reflect any future events or circumstances or to reflect the occurrence of unanticipated events.

Executive Summary

Our Strategic Plan focuses on:

•	owning high-quality, differentiated real estate assets in the key infill business districts in our core markets;

•	improving the operating results of our existing properties through concentrated leasing, asset management, cost control and customer service efforts;

•	developing and acquiring office properties in key infill business districts that improve the overall quality of our portfolio and generate attractive returns over the long term for our stockholders;

•	selectively disposing of properties no longer considered to be core assets primarily due to location, age, quality and/or overall strategic fit; and

•	maintaining a conservative, flexible balance sheet with ample liquidity to meet our funding needs and growth prospects.

While we own and operate a limited number of industrial, retail and residential properties, our operating results depend heavily on successfully leasing and operating our office properties. Economic growth and employment levels in our core markets are and will continue to be important determinative factors in predicting our future operating results.

The key components affecting our rental and other revenues are average occupancy, rental rates, levels of cost recovery income, new developments placed in service, acquisitions and dispositions. Average occupancy generally increases during times of improving economic growth, as our ability to lease space outpaces vacancies that occur upon the expirations of existing leases. Average occupancy generally declines during times of slower economic growth, when new vacancies tend to outpace our ability to lease space. Asset acquisitions, dispositions and new developments placed in service directly impact our rental revenues and could impact our average occupancy, depending upon the occupancy rate of the properties that are acquired, sold or placed in service. A further indicator of the predictability of future revenues is the expected lease expirations of our portfolio. As a result, in addition to seeking to increase our average occupancy by leasing current vacant space, we also must concentrate our leasing efforts on renewing leases on expiring space. For more information regarding our lease expirations, see "Properties - Lease Expirations" in our 2012 Annual Report. Our occupancy declined from 90.9% at December 31, 2012 to 90.0% at June 30, 2013 primarily due to a scheduled expiration of a large customer in Tampa, FL and the acquisition of a relatively low occupied 553,000 square foot building in Atlanta, GA in the second quarter. We expect average occupancy to be 90.1% for the second half of 2013 compared to 90.4% for the first half of 2013 primarily due to the effect of the scheduled expiration and acquisition referenced above and a scheduled expiration later this year of a large customer in Atlanta, GA.

Whether or not our rental revenue tracks average occupancy proportionally depends upon whether rents under signed new and renewal leases are higher or lower than the rents under the previous leases. Annualized rental revenues from second generation leases expiring during any particular year are generally less than 15% of our total annual rental revenues. The following table sets forth information regarding second generation leases signed during the second quarter of 2013 (we define second generation leases as leases with new customers, renewals of existing customers for space that has been previously occupied under our ownership and leases with respect to vacant space in acquired buildings):

	Office		Industrial		Retail
	New	Renewal	New	Renewal	New	Renewal
Leased space (in rentable square feet)	347,229	664,124	12,140	74,126	11,072	4,836
Square foot weighted average term (in years)	6.4	3.9	3.8	3.6	9.6	10.0
Base rents (per square foot) (1)	$20.60	$20.18	$6.58	$5.24	$32.57	$39.20
Rent concessions (per square foot) (1)	(0.94)	(0.27)	(0.30)	(0.14)	(0.23)	(0.13)
GAAP rents (per square foot) (1)	$19.66	$19.91	$6.28	$5.10	$32.34	$39.07
Tenant improvements (per square foot) (1)	$2.68	$1.41	$1.22	$0.17	$6.48	$7.60
Leasing commissions (per square foot) (1)	$0.76	$0.57	$0.22	$0.08	$1.41	$0.68
__________

(1)	Weighted average per rentable square foot on an annual basis over the lease term.

Compared to previous leases, annual GAAP rents for new and renewal leases combined were $19.82 per square foot, or 1.1% higher, for office leases, $5.27 per square foot, or 4.8% higher, for industrial leases and $34.39 per square foot, or 81.3% higher, for retail leases.

We strive to maintain a diverse, stable and creditworthy customer base. We have an internal guideline whereby customers that account for more than 3% of our revenues are periodically reviewed with the Company's Board of Directors. Currently, no customer accounts for more than 3% of our revenues other than the Federal Government, which accounted for less than 10.0% of our revenues on an annualized basis, as of June 30, 2013.

Our expenses primarily consist of rental property expenses, depreciation and amortization, general and administrative expenses and interest expense. From time to time, expenses also include impairments of real estate assets. Rental property expenses are expenses associated with our ownership and operation of rental properties and include expenses that vary somewhat proportionately to occupancy levels, such as maintenance, repairs and utilities, and expenses that do not vary based on occupancy, such as property taxes and insurance. Depreciation and amortization is a non-cash expense associated with the ownership of real property and generally remains relatively consistent each year, unless we buy, place in service or sell assets, since we depreciate our properties and related building and tenant improvement assets on a straight-line basis over fixed lives. General and administrative expenses, net of amounts capitalized, consist primarily of management and employee salaries and other personnel costs, corporate overhead and long-term incentive compensation.

We intend to maintain a conservative and flexible balance sheet that allows us to capitalize on favorable development and acquisition opportunities as they arise. We anticipate commencing up to $235 million of new development in 2013. Any such projects would not be placed in service until 2015 or beyond. We also anticipate acquiring up to $550 million of properties and selling up to $225 million of non-core properties in 2013. We generally seek to acquire and develop assets that are consistent with our Strategic Plan, improve the average quality of our overall portfolio and deliver consistent and sustainable value for our stockholders over the long-term. Whether or not an asset acquisition or new development results in higher per share net income or FFO in any given period depends upon a number of factors, including whether the net operating income for any such period exceeds the actual cost of capital used to finance the acquisition. We generally intend to grow the Company on a leverage-neutral basis. Forward-looking information regarding 2013 operating performance contained below under "Results of Operations" excludes the impact of any potential acquisitions or dispositions.

Results of Operations

Three Months Ended June 30, 2013 and 2012

Rental and Other Revenues

Rental and other revenues from continuing operations were $11.8 million, or 9.3%, higher in the second quarter of 2013 as compared to 2012 primarily due to recent acquisitions, which accounted for $12.8 million of the increase, partly offset by lower same property revenues of $1.1 million. Same property revenues were lower in the second quarter of 2013 as compared to 2012 primarily due to a decrease in average occupancy to 90.0% in the second quarter of 2013 from 90.4% in the second quarter of 2012. We expect rental and other revenues for the remainder of 2013 to increase over 2012 primarily due to the full period contribution of acquisitions closed in 2012 and the first half of 2013.

Operating Expenses

Rental property and other expenses were $3.7 million, or 8.2%, higher in the second quarter of 2013 as compared to 2012 primarily due to recent acquisitions, which accounted for $4.9 million of the increase, partly offset by lower same property operating expenses of $1.0 million. Same property operating expenses were lower in the second quarter of 2013 as compared to 2012 primarily due to lower utilities and repairs and maintenance, partly offset by higher property taxes. We expect rental property and other expenses for the remainder of 2013 to increase over 2012 primarily due to the full period contribution of acquisitions closed in 2012 and the first half of 2013 and increases in same property operating expenses.

Operating margin, defined as rental and other revenues less rental property and other expenses expressed as a percentage of rental and other revenues, was higher at 64.2% for the second quarter of 2013 as compared to 63.8% for the second quarter of 2012. Operating margin is expected to slightly decrease for the remainder of 2013 as compared to 2012 primarily due to the seasonality of utility expenses and the timing of repairs and maintenance.

Depreciation and amortization was $3.4 million, or 8.7%, higher in the second quarter of 2013 as compared to 2012 primarily due to recent acquisitions. We expect depreciation and amortization for the remainder of 2013 to increase over 2012 primarily due to the full period contribution of acquisitions closed in 2012 and the first half of 2013.

We recorded impairments of real estate assets of $1.1 million in the second quarter of 2013 on four properties in a single office park in Winston-Salem, NC, which resulted from a change in the assumed timing of future dispositions and leasing assumptions. We recorded no such impairments in the second quarter of 2012. Impairments can arise from a number of factors; accordingly, there can be no assurances that we will not be required to record additional impairment charges in the future.

General and administrative expenses were $0.5 million, or 5.7%, lower in the second quarter of 2013 as compared to 2012 primarily due to lower incentive compensation, partly offset by higher salaries and acquisition costs. We expect general and administrative expenses for the remainder of 2013 to decrease when compared with 2012 primarily due to lower incentive compensation and acquisition costs, partly offset by higher salaries.

Interest Expense

Interest expense was $1.1 million, or 4.5%, lower in the second quarter of 2013 as compared to 2012 primarily due to lower average interest rates and higher capitalized interest, partly offset by higher average debt balances. We expect interest expense for the remainder of 2013 to decrease when compared with 2012 primarily due to lower average interest rates and higher capitalized interest.

Other Income

Other income was $0.9 million higher in the second quarter of 2013 as compared to 2012 primarily due to a loss on debt extinguishment in 2012. We expect other income for the remainder of 2013 to decrease when compared with 2012 primarily due to a decrease in interest income on notes receivable resulting from the 2012 repayment of a secured loan we made to our DLF I joint venture in 2011.

Net Gains on Disposition of Discontinued Operations

Net gains on disposition of discontinued operations were $11.8 million higher in the second quarter of 2013 as compared to 2012 due to the net effect of our disposition activity.

Six Months Ended June 30, 2013 and 2012

Rental and Other Revenues

Rental and other revenues from continuing operations were $23.9 million, or 9.5%, higher in the first six months of 2013 as compared to 2012 primarily due to recent acquisitions, which accounted for $24.1 million of the increase, partly offset by lower same property revenues of $0.9 million. Same property revenues were lower in the first six months of 2013 as compared to 2012 primarily due to lower termination fees.

Operating Expenses

Rental property and other expenses were $8.3 million, or 9.2%, higher in the first six months of 2013 as compared to 2012 primarily due to recent acquisitions, which accounted for $8.9 million of the increase, partly offset by lower same property operating expenses of $0.4 million. Same property operating expenses were lower in the first six months of 2013 as compared to 2012 primarily due to lower utilities and repairs and maintenance, partly offset by higher contract services and insurance premiums.

Operating margin, defined as rental and other revenues less rental property and other expenses expressed as a percentage of rental and other revenues, was slightly higher at 64.2% for the first six months of 2013, as compared to 64.1% for the first six months of 2012.

Depreciation and amortization was $8.5 million, or 11.3%, higher in the first six months of 2013 as compared to 2012 primarily due to recent acquisitions.

We recorded impairments of real estate assets of $1.1 million in the first six months of 2013 on four properties in a single office park in Winston-Salem, NC, which resulted from a change in the assumed timing of future dispositions and leasing assumptions. We recorded no such impairments in the first six months of 2012.

General and administrative expenses were $0.4 million, or 2.2%, higher in the first six months of 2013 as compared to 2012 primarily due to higher acquisition costs and salaries, partly offset by lower incentive compensation.

Interest Expense

Interest expense was $1.9 million, or 3.9%, lower in the first six months of 2013 as compared to 2012 primarily due to lower average interest rates and higher capitalized interest.

Other Income

Other income was $0.2 million, or 8.1%, higher in the first six months of 2013 as compared to 2012 primarily due to a loss on debt extinguishment in 2012, partly offset by a decrease in interest income on notes receivable resulting from the 2012 repayment of a secured loan we made to our DLF I joint venture in 2011.

Net Gains on Disposition of Discontinued Operations

Net gains on disposition of discontinued operations were $7.2 million higher in the first six months of 2013 as compared to 2012 due to the net effect of our disposition activity. In the first quarter of 2013, we recorded impairments of real estate assets of $0.4 million on two industrial properties in Atlanta, GA and recorded impairments of real estate assets held for sale of $0.7 million on five industrial properties in Atlanta, GA, which resulted from a change in the assumed timing of future dispositions and leasing assumptions. These properties were subsequently sold in the second quarter of 2013 and are classified as discontinued operations. We recorded no such impairments in the first six months of 2012.

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

Statements of Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in the Company’s cash flows ($ in thousands):

	Six Months Ended June 30,
	2013	2012	Change
Net Cash Provided By Operating Activities	$116,926	$93,328	$23,598
Net Cash Used In Investing Activities	(240,685)	(39,024)	(201,661)
Net Cash Provided By/(Used In) Financing Activities	120,098	(58,965)	179,063
Total Cash Flows	$(3,661)	$(4,661)	$1,000

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

Net cash related to financing activities generally relates to distributions, incurrence and repayment of debt, and issuances, repurchases or redemptions of Common Stock, Common Units and Preferred Stock. As discussed previously, we use a significant amount of our cash to fund distributions. Whether or not we have increases in the outstanding balances of debt during a period depends generally upon the net effect of our acquisition, disposition, development and joint venture activity. We generally use our revolving credit facility for daily working capital purposes, which means that during any given period, in order to minimize interest expense, we may record significant repayments and borrowings under our revolving credit facility.

The change in net cash related to operating activities in the first six months of 2013 as compared to 2012 was primarily due to higher net cash from the operations of acquired properties and lower cash paid for operating expenses.

The change in net cash related to investing activities in the first six months of 2013 as compared to 2012 was primarily due to higher acquisition and development activity in 2013, partly offset by higher net proceeds from dispositions of real estate assets in 2013.

The change in net cash related to financing activities in the first six months of 2013 as compared to 2012 was primarily due to higher net repayments of borrowings in 2012, partly offset by higher proceeds from the issuance of Common Stock in 2013.

Capitalization

The following table sets forth the Company’s capitalization (in thousands, except per share amounts):

	June 30, 2013	December 31, 2012
Mortgages and notes payable, at recorded book value	$1,931,655	$1,859,162
Financing obligations	$28,392	$29,358
Preferred Stock, at liquidation value	$29,077	$29,077
Common Stock outstanding	83,968	80,311
Common Units outstanding (not owned by the Company)	3,661	3,733
Per share stock price at period end	$35.61	$33.45
Market value of Common Stock and Common Units	$3,120,469	$2,811,272
Total market capitalization	$5,109,593	$4,728,869

At June 30, 2013, our mortgages and notes payable and outstanding preferred stock represented 38.4% of our total market capitalization and 43.4% of the undepreciated book value of our assets.

Our mortgages and notes payable as of June 30, 2013 consisted of $544.5 million of secured indebtedness with a weighted average interest rate of 5.75% and $1,387.1 million of unsecured indebtedness with a weighted average interest rate of 4.34%. The secured indebtedness was collateralized by real estate assets with an aggregate undepreciated book value of $964.8 million.

Current and Future Cash Needs

Rental and other revenues are our principal source of funds to meet our short-term liquidity requirements. Other sources of funds for short-term liquidity needs include available working capital and borrowings under our existing revolving credit facility, which had $361.9 million of availability at July 18, 2013. Our short-term liquidity requirements primarily consist of operating expenses, interest and principal amortization on our debt, distributions and capital expenditures, including building improvement costs, tenant improvement costs and lease commissions. Building improvements are capital costs to maintain or enhance existing buildings not typically related to a specific customer. Tenant improvements are the costs required to customize space for the specific needs of customers. We anticipate that our available cash and cash equivalents and cash provided by operating activities, together with cash available from borrowings under our revolving credit facility, will be adequate to meet our short-term liquidity requirements.

Our long-term liquidity uses generally consist of the retirement or refinancing of debt upon maturity (including mortgage debt, our revolving credit facility, term loans and other unsecured debt), funding of existing and new building development or land infrastructure projects and funding acquisitions of buildings and development land. Our expected future capital expenditures for started and/or committed new development projects were $72.9 million at June 30, 2013. Additionally, we may, from time to time, retire some or all of our remaining outstanding Preferred Stock and/or unsecured debt securities through redemptions, open market repurchases, privately negotiated acquisitions or otherwise.

We expect to meet our long-term liquidity needs through a combination of:

•	cash flow from operating activities;

•	bank term loans and borrowings under our revolving credit facility;

•	the issuance of unsecured debt;

•	the issuance of secured debt;

•	the issuance of equity securities by the Company or the Operating Partnership; and

•	the disposition of non-core assets.

Acquisition and Disposition Activity

During the second quarter of 2013, we acquired an office property in Atlanta, GA encompassing 553,000 square feet for a purchase price of $140.1 million and recorded acquisition-related costs of $0.4 million.

The assets acquired and liabilities assumed were recorded at fair value as determined by management based on information available at the acquisition date and on current assumptions as to future operations. We have invested or intend to invest an additional $3.3 million in the aggregate of planned building improvements and future tenant improvements committed under existing leases acquired in the building acquisition. Based on the total anticipated investment of $143.4 million, the capitalization rate for the acquisition of this building, which was 67% occupied at closing, is 4.9% using projected GAAP net operating income from existing customers for our first year of ownership. These forward-looking statements are subject to risks and uncertainties. See “Disclosure Regarding Forward-Looking Statements.”

In the normal course of business, we regularly evaluate potential acquisitions. As a result, from time to time, we may have one or more potential acquisitions under consideration that are in varying stages of evaluation, negotiation or due diligence, including potential acquisitions that are subject to non-binding letters of intent or enforceable contracts. Consummation of any transaction is subject to a number of contingencies, including the satisfaction of customary closing conditions. No assurances can be provided that we will acquire any properties in the future. Acquired properties may fail to perform in accordance with our expectations due to lease-up risk, renovation cost risks and other factors. In addition, the renovation and improvement costs we incur in bringing an acquired property up to market standards may exceed our estimates. Acquired properties could change our liquidity position, capital resources and revenues and expenses.

During the second quarter of 2013, we sold:

•
five industrial properties in Atlanta, GA for a sale price of $4.5 million (after $0.1 million in closing credits to buyer for free rent) and recorded a gain on disposition of discontinued operations of less than $0.1 million;

•
six industrial properties and a land parcel in a single transaction in Atlanta, GA for a sale price of $38.7 million (before $1.8 million in closing credits to buyer for unfunded tenant improvements and after $1.3 million in closing credits to buyer for free rent) and recorded a gain on disposition of discontinued operations of $13.2 million; and

•	two industrial properties in Atlanta, GA for a sale price of $4.8 million and recorded a loss on disposition of discontinued operations of less than $0.1 million.

Financing Activity

On May 1, 2013, we entered into separate equity sales agreements with each of Wells Fargo Securities, LLC, BB&T Capital Markets, a division of BB&T Securities, LLC, Comerica Securities, Inc., Jefferies LLC and Piper Jaffray & Co. Under the terms of the equity distribution agreements, the Company may offer and sell shares of its Common Stock from time to time through such firms, acting as agents of the Company or as principals. Sales of the shares, if any, may be made by means of ordinary brokers' transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices or as otherwise agreed with any of such firms. During the second quarter of 2013, the Company issued 1,756,590 shares of Common Stock at an average gross sales price of $38.32 per share and received net proceeds, after sales commissions, of $66.3 million. We paid an aggregate of $1.0 million in sales commissions to Wells Fargo Securities, LLC and Jefferies LLC during the second quarter of 2013. In early July 2013, the Company issued 515,536 shares of Common Stock at an average gross sales price of $35.21 per share and raised net proceeds, after sales commissions, of $17.9 million. We paid an aggregate of $0.3 million in sales commissions to Jefferies LLC in connection with these issuances.

Our $475.0 million unsecured revolving credit facility is scheduled to mature in July 2015 and includes an accordion feature that allows for an additional $75.0 million of borrowing capacity subject to additional lender commitments. Assuming no defaults have occurred, we have an option to extend the maturity for an additional year. We use our revolving credit facility for working capital purposes and for the short-term funding of our development and acquisition activity and, in certain instances, the repayment of other debt. The continued ability to borrow under the revolving credit facility allows us to quickly capitalize on strategic opportunities at short-term interest rates. There was $135.4 million and $113.0 million outstanding under our revolving credit facility at June 30, 2013 and July 18, 2013, respectively. At both June 30, 2013 and July 18, 2013, we had $0.1 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at June 30, 2013 and July 18, 2013 was $339.5 million and $361.9 million, respectively.

The interest rate and facility fee on our revolving credit facility and the interest rate on our bank term loans are based on the higher of the publicly announced ratings from Moody's Investors Service or Standard & Poor's Ratings Services. On June 26, 2013, Moody's Investors Service upgraded our senior unsecured debt rating from Baa3 to Baa2. As a result, with respect to our revolving credit facility, the interest rate was immediately reduced from LIBOR plus 150 basis points to LIBOR plus 130 basis points and the annual facility fee was immediately reduced from 35 basis points to 25 basis points. Effective July 1, 2013, the interest rate on our $200 million bank term loan due 2018 was reduced from LIBOR plus 165 basis points to LIBOR plus 135 basis points and the interest rate on our $225 million bank term loan due 2019 was reduced from LIBOR plus 190 basis points to LIBOR plus 175 basis points.

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

The Operating Partnership has the following unsecured notes currently outstanding ($ in thousands):

	Face Amount	Carrying Amount	Stated Interest Rate	Effective Interest Rate
Notes due in 2017	$379,685	$379,253	5.850%	5.880%
Notes due in 2018	$200,000	$200,000	7.500%	7.500%
Notes due in 2023	$250,000	$247,492	3.625%	3.752%

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

Off Balance Sheet Arrangements

During the second quarter of 2013, our DLF I joint venture sold an office property to an unrelated third party for a sale price of $5.9 million (after $0.1 million in closing credits to buyer for free rent) and recorded a gain on disposition of discontinued operations of less than $0.1 million. We recorded less than $0.1 million as our share of this gain through equity in earnings of unconsolidated affiliates.

On July 19, 2013, we acquired our joint venture partner's 60.0% interest in the HIW-KC Orlando, LLC joint venture, which owns five office buildings encompassing 1.3 million square feet in Orlando, FL, for a purchase price of $113.3 million. We expect to expense $0.1 million of related acquisition costs. We intend to invest an additional $7.0 million of planned building improvements, which equates to an incremental investment of an additional $4.2 million.

We previously accounted for our 40.0% interest in this joint venture using the equity method of accounting. The assets and liabilities of the joint venture are now wholly owned and will be recorded in our future Consolidated Financial Statements, including assets expected to be recorded at fair value of $188.9 million and secured debt expected to be recorded at fair value of $127.9 million, with an effective interest rate of 3.11%. This debt matures in July 2014. As a result of acquiring a controlling interest in this joint venture, our previously held equity interest was remeasured at fair value resulting in a gain of approximately $7 million.

Critical Accounting Estimates

There were no changes made by management to the critical accounting policies in the six months ended June 30, 2013. For a description of our critical accounting estimates, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our 2012 Annual Report on Form 10-K.

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

The following table sets forth the Company's FFO, FFO available for common stockholders and FFO available for common stockholders per share ($ in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Funds from operations:
Net income	$29,579	$14,498	$43,339	$32,830
Net (income) attributable to noncontrolling interests in consolidated affiliates	(187)	(223)	(390)	(407)
Depreciation and amortization of real estate assets	41,814	38,569	83,058	74,723
Impairments of depreciable properties	1,066	—	1,066	—
Unconsolidated affiliates:
Depreciation and amortization of real estate assets	2,092	1,675	4,107	3,773
Impairments of depreciable properties	—	—	1,020	1,002
(Gains) on disposition of depreciable properties	(10)	—	(431)	—
Discontinued operations:
Depreciation and amortization of real estate assets	81	1,607	559	3,426
Impairments of depreciable properties	—	—	1,128	—
(Gains) on disposition of depreciable properties	(13,163)	(1,385)	(14,407)	(6,519)
Funds from operations	61,272	54,741	119,049	108,828
Dividends on Preferred Stock	(627)	(627)	(1,254)	(1,254)
Funds from operations available for common stockholders	$60,645	$54,114	$117,795	$107,574
Funds from operations available for common stockholders per share	$0.70	$0.69	$1.37	$1.39
Weighted average shares outstanding (1)	86,631	78,521	85,752	77,601
__________

(1)	Includes assumed conversion of all potentially dilutive Common Stock equivalents.

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

Our same property portfolio currently consists of 279 in-service office, industrial and retail properties encompassing 26.9 million square feet that were wholly owned during the entirety of the periods presented (from January 1, 2012 to June 30, 2013). In our 2012 Annual Report on Form 10-K, our same property portfolio consisted of 284 in-service office, industrial and retail properties encompassing 25.8 million square feet that were wholly owned during the entirety of the periods presented therein (from January 1, 2011 to December 31, 2012). The change in our same property portfolio was due to the addition of eight office properties encompassing 2.1 million square feet acquired during 2011 and two newly developed office properties encompassing 0.2 million square feet placed in service during 2011, offset by the removal of two office properties and 13 industrial properties encompassing 1.2 million square feet classified as discontinued operations during 2013.

Rental and other revenues related to properties not in our same property portfolio were $17.2 million and $4.3 million for the three months ended June 30, 2013 and 2012, respectively, and $32.4 million and $7.7 million for the six months ended June 30, 2013 and 2012, respectively. Rental property and other expenses related to properties not in our same property portfolio were $7.2 million and $2.4 million for the three months ended June 30, 2013 and 2012, respectively, and $13.4 million and $4.7 million for the six months ended June 30, 2013 and 2012, respectively.

The following table sets forth the Company’s NOI and same property NOI:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Income from continuing operations before disposition of property and condominiums and equity in earnings of unconsolidated affiliates	$15,356	$9,345	$28,088	$20,381
Other income	(1,617)	(764)	(3,236)	(2,994)
Interest expense	23,286	24,372	47,154	49,049
General and administrative expenses	8,397	8,900	18,979	18,573
Impairments of real estate assets	1,066	—	1,066	—
Depreciation and amortization	42,394	38,991	84,208	75,687
Net operating income from continuing operations	88,882	80,844	176,259	160,696
Less – non same property and other net operating income	(10,011)	(1,873)	(19,013)	(3,004)
Total same property net operating income from continuing operations	$78,871	$78,971	$157,246	$157,692

Rental and other revenues	$138,515	$126,728	$274,631	$250,762
Rental property and other expenses	49,633	45,884	98,372	90,066
Total net operating income from continuing operations	88,882	80,844	176,259	160,696
Less – non same property and other net operating income	(10,011)	(1,873)	(19,013)	(3,004)
Total same property net operating income from continuing operations	$78,871	$78,971	$157,246	$157,692

Total same property net operating income from continuing operations	$78,871	$78,971	$157,246	$157,692
Less – straight-line rent and lease termination fees	(2,428)	(4,611)	(6,103)	(10,844)
Same property cash net operating income from continuing operations	$76,443	$74,360	$151,143	$146,848

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The effects of potential changes in interest rates are discussed below. Our market risk discussion includes “forward-looking statements” and represents an estimate of possible changes in fair value or future earnings that would occur assuming hypothetical future movements in interest rates. Actual future results may differ materially from those presented. See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and the Notes to Consolidated Financial Statements for a description of our accounting policies and other information related to these financial instruments.

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

At June 30, 2013, we had $1,371.3 million principal amount of fixed rate debt outstanding (not including debt with a variable rate that is effectively fixed by related interest rate swaps). The estimated aggregate fair market value of this debt was $1,456.0 million. If interest rates had been 100 basis points higher, the aggregate fair market value of our fixed rate debt would have been $53.7 million lower. If interest rates had been 100 basis points lower, the aggregate fair market value of our fixed rate debt would have been $57.0 million higher.

At June 30, 2013, we had $335.4 million of variable rate debt outstanding not protected by interest rate hedge contracts. If the weighted average interest rate on this variable rate debt had been 100 basis points higher, the annual interest expense would increase $3.4 million. If the weighted average interest rate on this variable rate debt had been 100 basis points lower, the annual interest expense would decrease $3.4 million.

At June 30, 2013, we had $225.0 million of variable rate LIBOR-based debt outstanding with $225.0 million of related floating-to-fixed interest rate swaps. These swaps effectively fix the underlying LIBOR rate of the debt at 1.678%. If LIBOR interest rates increase or decrease by 100 basis points, the aggregate fair market value of the swaps at June 30, 2013 would increase by $10.8 million or decrease by $12.5 million, respectively. We are exposed to certain losses in the event of nonperformance by the counterparties, which are major financial institutions, under the swaps. We regularly evaluate the financial condition of our counterparties using publicly available information. Based on this review, we currently expect the counterparties to perform fully under the swaps. However, if a counterparty defaults on its obligations under a swap, we could be required to pay the full rates on the applicable debt, even if such rates were in excess of the rate in the contract.

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

SEC rules also require us to establish and maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in internal control over financial reporting during the three months ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. There were also no changes in internal control over financial reporting during the three months ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second quarter of 2013, the Company issued an aggregate of 62,400 shares of Common Stock to holders of Common Units in the Operating Partnership upon the redemption of a like number of Common Units in private offerings exempt from the registration requirements pursuant to Section 4(2) of the Securities Act. Each of the holders of Common Units was an accredited investor under Rule 501 of the Securities Act. The resale of such shares was registered by the Company under the Securities Act.

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

Date: July 25, 2013