Form 10-Q
period 2013-09-30
HIGHWOODS PROPERTIES INC; HIGHWOODS REALTY LTD PARTNERSHIP
filed 2013-10-29
CIK 921082, 941713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
Highwoods Properties, Inc.  Yes  ☐    No ☒    Highwoods Realty Limited Partnership  Yes  ☐    No ☒

The Company had 89,910,944 shares of Common Stock outstanding as of October 21, 2013.

EXPLANATORY NOTE

We refer to Highwoods Properties, Inc. as the “Company,” Highwoods Realty Limited Partnership as the “Operating Partnership,” the Company’s common stock as “Common Stock” or “Common Shares,” the Company’s preferred stock as “Preferred Stock” or “Preferred Shares,” the Operating Partnership’s common partnership interests as “Common Units” and the Operating Partnership’s preferred partnership interests as “Preferred Units.” References to “we” and “our” mean the Company and the Operating Partnership, collectively, unless the context indicates otherwise.

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

Certain information contained herein is presented as of October 21, 2013, the latest practicable date for financial information prior to the filing of this Quarterly Report.

This report combines the Quarterly Reports on Form 10-Q for the period ended September 30, 2013 of the Company and the Operating Partnership. We believe combining the quarterly reports into this single report results in the following benefits:

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

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2013

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HIGHWOODS PROPERTIES, INC.
Consolidated Balance Sheets
(Unaudited and in thousands, except share and per share data)

	September 30, 2013	December 31, 2012
Assets:
Real estate assets, at cost:
Land	$403,556	$345,614
Buildings and tenant improvements	3,756,552	3,172,107
Development in process	56,495	21,198
Land held for development	112,079	115,416
	4,328,682	3,654,335
Less-accumulated depreciation	(981,602)	(903,837)
Net real estate assets	3,347,080	2,750,498
Real estate and other assets, net, held for sale	16,316	129,400
Cash and cash equivalents	31,689	13,783
Restricted cash	15,246	19,702
Accounts receivable, net of allowance of $1,532 and $2,848, respectively	30,839	23,073
Mortgages and notes receivable, net of allowance of $340 and $182, respectively	26,291	25,472
Accrued straight-line rents receivable, net of allowance of $1,177 and $813, respectively	123,047	111,233
Investments in and advances to unconsolidated affiliates	35,856	66,800
Deferred financing and leasing costs, net of accumulated amortization of $90,241 and $75,863, respectively	227,826	166,009
Prepaid expenses and other assets, net of accumulated amortization of $12,835 and $12,318, respectively	42,675	44,458
Total Assets	$3,896,865	$3,350,428
Liabilities, Noncontrolling Interests in the Operating Partnership and Equity:
Mortgages and notes payable	$2,050,061	$1,859,162
Accounts payable, accrued expenses and other liabilities	208,536	172,146
Financing obligations	28,192	29,358
Total Liabilities	2,286,789	2,060,666
Commitments and contingencies
Noncontrolling interests in the Operating Partnership	103,948	124,869
Equity:
Preferred Stock, $.01 par value, 50,000,000 authorized shares;
8.625% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 29,077 shares issued and outstanding	29,077	29,077
Common Stock, $.01 par value, 200,000,000 authorized shares;
89,910,944 and 80,311,437 shares issued and outstanding, respectively	899	803
Additional paid-in capital	2,371,925	2,040,306
Distributions in excess of net income available for common stockholders	(911,948)	(897,418)
Accumulated other comprehensive loss	(5,003)	(12,628)
Total Stockholders’ Equity	1,484,950	1,160,140
Noncontrolling interests in consolidated affiliates	21,178	4,753
Total Equity	1,506,128	1,164,893
Total Liabilities, Noncontrolling Interests in the Operating Partnership and Equity	$3,896,865	$3,350,428

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Income
(Unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Rental and other revenues	$147,294	$123,418	$415,961	$368,029
Operating expenses:
Rental property and other expenses	55,365	45,904	151,802	134,102
Depreciation and amortization	48,124	37,041	130,390	110,656
General and administrative	8,969	9,725	27,948	28,298
Total operating expenses	112,458	92,670	310,140	273,056
Interest expense:
Contractual	22,683	22,910	67,879	70,309
Amortization of deferred financing costs	963	907	2,860	2,709
Financing obligations	26	(205)	87	(357)
	23,672	23,612	70,826	72,661
Other income:
Interest and other income	1,582	1,916	4,982	5,883
Losses on debt extinguishment	(32)	—	(196)	(973)
	1,550	1,916	4,786	4,910
Income from continuing operations before disposition of property and condominiums and acquisition of controlling interest in and equity in earnings/(losses) of unconsolidated affiliates	12,714	9,052	39,781	27,222
Gains/(losses) on disposition of property	34	—	(3)	—
Gains on for-sale residential condominiums	—	80	—	255
Gain on acquisition of controlling interest in unconsolidated affiliate	7,451	—	7,451	—
Equity in earnings/(losses) of unconsolidated affiliates	(3,173)	1,324	(1,824)	2,670
Income from continuing operations	17,026	10,456	45,405	30,147
Discontinued operations:
Income from discontinued operations	1,096	2,404	3,843	9,024
Impairments of real estate assets	—	—	(2,194)	—
Net gains on disposition of discontinued operations	37,946	22,936	52,353	29,455
	39,042	25,340	54,002	38,479
Net income	56,068	35,796	99,407	68,626
Net (income) attributable to noncontrolling interests in the Operating Partnership	(1,889)	(1,653)	(3,713)	(3,166)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(203)	(159)	(593)	(566)
Dividends on Preferred Stock	(627)	(627)	(1,881)	(1,881)
Net income available for common stockholders	$53,349	$33,357	$93,220	$63,013
Earnings per Common Share – basic:
Income from continuing operations available for common stockholders	$0.18	$0.12	$0.49	$0.35
Income from discontinued operations available for common stockholders	0.43	0.32	0.62	0.49
Net income available for common stockholders	$0.61	$0.44	$1.11	$0.84
Weighted average Common Shares outstanding – basic	87,467	76,590	83,793	74,703
Earnings per Common Share – diluted:
Income from continuing operations available for common stockholders	$0.18	$0.12	$0.49	$0.35
Income from discontinued operations available for common stockholders	0.43	0.31	0.62	0.49
Net income available for common stockholders	$0.61	$0.43	$1.11	$0.84
Weighted average Common Shares outstanding – diluted	90,769	80,495	87,443	78,568
Dividends declared per Common Share	$0.425	$0.425	$1.275	$1.275
Net income available for common stockholders:
Income from continuing operations available for common stockholders	$15,693	$9,211	$41,247	$26,365
Income from discontinued operations available for common stockholders	37,656	24,146	51,973	36,648
Net income available for common stockholders	$53,349	$33,357	$93,220	$63,013
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Comprehensive income:
Net income	$56,068	$35,796	$99,407	$68,626
Other comprehensive income:
Unrealized gains/(losses) on tax increment financing bond	97	(101)	396	482
Unrealized gains/(losses) on cash flow hedges	(1,798)	(3,337)	4,801	(10,424)
Amortization of cash flow hedges	840	791	2,428	2,250
Total other comprehensive income/(loss)	(861)	(2,647)	7,625	(7,692)
Total comprehensive income	55,207	33,149	107,032	60,934
Less-comprehensive (income) attributable to noncontrolling interests	(2,092)	(1,812)	(4,306)	(3,732)
Comprehensive income attributable to common stockholders	$53,115	$31,337	$102,726	$57,202

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Equity
(Unaudited and in thousands, except share amounts)

	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2012	80,311,437	$803	$29,077	$2,040,306	$(12,628)	$4,753	$(897,418)	$1,164,893
Issuances of Common Stock, net of tax withholdings	8,660,546	87	—	305,514	—	—	—	305,601
Conversions of Common Units to Common Stock	789,144	—	—	28,788	—	—	—	28,788
Dividends on Common Stock		—	—	—	—	—	(107,750)	(107,750)
Dividends on Preferred Stock		—	—	—	—	—	(1,881)	(1,881)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	(8,570)	—	—	—	(8,570)
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(408)	—	(408)
Contributions from noncontrolling interests in consolidated affiliates		—	—	—	—	16,240	—	16,240
Issuances of restricted stock	151,630	—	—	—	—	—	—	—
Share-based compensation expense, net of forfeitures	(1,813)	9	—	5,887	—	—	—	5,896
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(3,713)	(3,713)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	593	(593)	—
Comprehensive income:
Net income		—	—	—	—	—	99,407	99,407
Other comprehensive income		—	—	—	7,625	—	—	7,625
Total comprehensive income								107,032
Balance at September 30, 2013	89,910,944	$899	$29,077	$2,371,925	$(5,003)	$21,178	$(911,948)	$1,506,128

	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2011	72,647,697	$726	$29,077	$1,803,997	$(5,734)	$4,646	$(845,853)	$986,859
Issuances of Common Stock, net of tax withholdings	5,701,974	57	—	186,617	—	—	—	186,674
Conversions of Common Units to Common Stock	21,366	—	—	731	—	—	—	731
Dividends on Common Stock		—	—	—	—	—	(95,122)	(95,122)
Dividends on Preferred Stock		—	—	—	—	—	(1,881)	(1,881)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	(12,485)	—	—	—	(12,485)
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(663)	—	(663)
Issuances of restricted stock	158,885	—	—	—	—	—	—	—
Share-based compensation expense, net of forfeitures		2	—	6,462	—	—	—	6,464
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(3,166)	(3,166)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	566	(566)	—
Comprehensive income:
Net income		—	—	—	—	—	68,626	68,626
Other comprehensive loss		—	—	—	(7,692)	—	—	(7,692)
Total comprehensive income								60,934
Balance at September 30, 2012	78,529,922	$785	$29,077	$1,985,322	$(13,426)	$4,549	$(877,962)	$1,128,345

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2013	2012
Operating activities:
Net income	$99,407	$68,626
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	133,556	117,764
Amortization of lease incentives and acquisition-related intangible assets and liabilities	258	358
Share-based compensation expense	5,896	6,464
Allowance for losses on accounts and accrued straight-line rents receivable	1,029	1,235
Amortization of deferred financing costs	2,860	2,709
Amortization of cash flow hedges	2,428	2,250
Amortization of mortgages and notes payable fair value adjustments	(1,015)	—
Impairments of real estate assets	2,194	—
Losses on debt extinguishment	196	973
Net gains on disposition of property	(52,350)	(29,455)
Gains on for-sale residential condominiums	—	(255)
Gain on acquisition of controlling interest in unconsolidated affiliate	(7,451)	—
Equity in (earnings)/losses of unconsolidated affiliates	1,824	(2,670)
Changes in financing obligations	(591)	(1,010)
Distributions of earnings from unconsolidated affiliates	3,129	3,249
Changes in operating assets and liabilities:
Accounts receivable	(508)	5,310
Prepaid expenses and other assets	(2,188)	(3,258)
Accrued straight-line rents receivable	(12,368)	(13,609)
Accounts payable, accrued expenses and other liabilities	10,206	(20,663)
Net cash provided by operating activities	186,512	138,018
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	(418,796)	(158,200)
Investment in acquired controlling interest in unconsolidated affiliate	(32,818)	—
Investments in development in process	(16,634)	(5,392)
Investments in tenant improvements and deferred leasing costs	(77,456)	(61,821)
Investments in building improvements	(38,702)	(27,229)
Net proceeds from disposition of real estate assets	161,970	152,456
Net proceeds from disposition of for-sale residential condominiums	—	3,768
Distributions of capital from unconsolidated affiliates	16,671	1,035
Investments in and repayments of mortgages and notes receivable	(864)	1,657
Investments in and advances/repayments to/from unconsolidated affiliates	(429)	(3,928)
Changes in restricted cash and other investing activities	5,484	2,904
Net cash (used in) investing activities	(401,574)	(94,750)
Financing activities:
Dividends on Common Stock	(107,750)	(95,122)
Dividends on Preferred Stock	(1,881)	(1,881)
Distributions to noncontrolling interests in the Operating Partnership	(4,416)	(4,733)
Distributions to noncontrolling interests in consolidated affiliates	(408)	(663)
Proceeds from the issuance of Common Stock	315,818	191,667
Costs paid for the issuance of Common Stock	(7,678)	(2,745)
Repurchase of shares related to tax withholdings	(2,539)	(2,248)
Borrowings on revolving credit facility	695,300	219,800
Repayments of revolving credit facility	(511,900)	(492,800)
Borrowings on mortgages and notes payable	—	225,000
Repayments of mortgages and notes payable	(157,001)	(77,264)
Payments on financing obligations	(575)	(1,316)
Contributions from noncontrolling interests in consolidated affiliates	16,240	—
Additions to deferred financing costs and other financing activities	(242)	(3,065)
Net cash provided by/(used in) financing activities	232,968	(45,370)
Net increase/(decrease) in cash and cash equivalents	$17,906	$(2,102)
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows – Continued
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2013	2012
Net increase/(decrease) in cash and cash equivalents	$17,906	$(2,102)
Cash and cash equivalents at beginning of the period	13,783	11,188
Cash and cash equivalents at end of the period	$31,689	$9,086

Supplemental disclosure of cash flow information:

	Nine Months Ended September 30,
	2013	2012
Cash paid for interest, net of amounts capitalized	$67,786	$72,793

Supplemental disclosure of non-cash investing and financing activities:

	Nine Months Ended September 30,
	2013	2012
Unrealized gains/(losses) on cash flow hedges	$4,801	$(10,424)
Conversions of Common Units to Common Stock	28,788	731
Changes in accrued capital expenditures	12,778	1,829
Write-off of fully depreciated real estate assets	24,498	36,918
Write-off of fully amortized deferred financing and leasing costs	17,500	14,189
Unrealized gains on marketable securities of non-qualified deferred compensation plan	558	310
Adjustment of noncontrolling interests in the Operating Partnership to fair value	8,570	12,485
Unrealized gains on tax increment financing bond	396	482
Assumption of mortgages and notes payable related to acquisition activities	165,515	—
Reduction of advances to unconsolidated affiliates related to acquisition activities	—	26,000
Issuances of Common Units to acquire real estate assets	—	2,299
Reclass of aggregate differences between historical cost basis and the basis reflected at the joint venture level for assets acquired	8,206	—

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Balance Sheets
(Unaudited and in thousands, except unit and per unit data)

	September 30, 2013	December 31, 2012
Assets:
Real estate assets, at cost:
Land	$403,556	$345,614
Buildings and tenant improvements	3,756,552	3,172,107
Development in process	56,495	21,198
Land held for development	112,079	115,416
	4,328,682	3,654,335
Less-accumulated depreciation	(981,602)	(903,837)
Net real estate assets	3,347,080	2,750,498
Real estate and other assets, net, held for sale	16,316	129,400
Cash and cash equivalents	31,780	13,867
Restricted cash	15,246	19,702
Accounts receivable, net of allowance of $1,532 and $2,848, respectively	30,839	23,073
Mortgages and notes receivable, net of allowance of $340 and $182, respectively	26,291	25,472
Accrued straight-line rents receivable, net of allowance of $1,177 and $813, respectively	123,047	111,233
Investments in and advances to unconsolidated affiliates	34,838	65,813
Deferred financing and leasing costs, net of accumulated amortization of $90,241 and $75,863, respectively	227,826	166,009
Prepaid expenses and other assets, net of accumulated amortization of $12,835 and $12,318, respectively	42,628	44,458
Total Assets	$3,895,891	$3,349,525
Liabilities, Redeemable Operating Partnership Units and Equity:
Mortgages and notes payable	$2,050,061	$1,859,162
Accounts payable, accrued expenses and other liabilities	208,467	172,026
Financing obligations	28,192	29,358
Total Liabilities	2,286,720	2,060,546
Commitments and contingencies
Redeemable Operating Partnership Units:
Common Units, 2,943,872 and 3,733,016 outstanding, respectively	103,948	124,869
Series A Preferred Units (liquidation preference $1,000 per unit), 29,077 units issued and outstanding	29,077	29,077
Total Redeemable Operating Partnership Units	133,025	153,946
Equity:
Common Units:
General partner Common Units, 924,460 and 836,356 outstanding, respectively	14,598	11,427
Limited partner Common Units, 88,577,675 and 79,066,272 outstanding, respectively	1,445,373	1,131,481
Accumulated other comprehensive loss	(5,003)	(12,628)
Noncontrolling interests in consolidated affiliates	21,178	4,753
Total Equity	1,476,146	1,135,033
Total Liabilities, Redeemable Operating Partnership Units and Equity	$3,895,891	$3,349,525

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Income
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Rental and other revenues	$147,294	$123,418	$415,961	$368,029
Operating expenses:
Rental property and other expenses	55,343	45,830	151,784	133,907
Depreciation and amortization	48,124	37,041	130,390	110,656
General and administrative	8,991	9,799	27,966	28,493
Total operating expenses	112,458	92,670	310,140	273,056
Interest expense:
Contractual	22,683	22,910	67,879	70,309
Amortization of deferred financing costs	963	907	2,860	2,709
Financing obligations	26	(205)	87	(357)
	23,672	23,612	70,826	72,661
Other income:
Interest and other income	1,582	1,916	4,982	5,883
Losses on debt extinguishment	(32)	—	(196)	(973)
	1,550	1,916	4,786	4,910
Income from continuing operations before disposition of property and condominiums and acquisition of controlling interest in and equity in earnings/(losses) of unconsolidated affiliates	12,714	9,052	39,781	27,222
Gains/(losses) on disposition of property	34	—	(3)	—
Gains on for-sale residential condominiums	—	80	—	255
Gain on acquisition of controlling interest in unconsolidated affiliate	7,451	—	7,451	—
Equity in earnings/(losses) of unconsolidated affiliates	(3,174)	1,328	(1,875)	2,679
Income from continuing operations	17,025	10,460	45,354	30,156
Discontinued operations:
Income from discontinued operations	1,096	2,404	3,843	9,024
Impairments of real estate assets	—	—	(2,194)	—
Net gains on disposition of discontinued operations	37,946	22,936	52,353	29,455
	39,042	25,340	54,002	38,479
Net income	56,067	35,800	99,356	68,635
Net (income) attributable to noncontrolling interests in consolidated affiliates	(203)	(159)	(593)	(566)
Distributions on Preferred Units	(627)	(627)	(1,881)	(1,881)
Net income available for common unitholders	$55,237	$35,014	$96,882	$66,188
Earnings per Common Unit – basic:
Income from continuing operations available for common unitholders	$0.18	$0.12	$0.49	$0.36
Income from discontinued operations available for common unitholders	0.43	0.32	0.62	0.49
Net income available for common unitholders	$0.61	$0.44	$1.11	$0.85
Weighted average Common Units outstanding – basic	90,259	79,949	86,920	78,032
Earnings per Common Unit – diluted:
Income from continuing operations available for common unitholders	$0.18	$0.12	$0.49	$0.36
Income from discontinued operations available for common unitholders	0.43	0.32	0.62	0.49
Net income available for common unitholders	$0.61	$0.44	$1.11	$0.85
Weighted average Common Units outstanding – diluted	90,360	80,086	87,034	78,159
Distributions declared per Common Unit	$0.425	$0.425	$1.275	$1.275
Net income available for common unitholders:
Income from continuing operations available for common unitholders	$16,195	$9,674	$42,880	$27,709
Income from discontinued operations available for common unitholders	39,042	25,340	54,002	38,479
Net income available for common unitholders	$55,237	$35,014	$96,882	$66,188
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Comprehensive income:
Net income	$56,067	$35,800	$99,356	$68,635
Other comprehensive income:
Unrealized gains/(losses) on tax increment financing bond	97	(101)	396	482
Unrealized gains/(losses) on cash flow hedges	(1,798)	(3,337)	4,801	(10,424)
Amortization of cash flow hedges	840	791	2,428	2,250
Total other comprehensive income/(loss)	(861)	(2,647)	7,625	(7,692)
Total comprehensive income	55,206	33,153	106,981	60,943
Less-comprehensive (income) attributable to noncontrolling interests	(203)	(159)	(593)	(566)
Comprehensive income attributable to common unitholders	$55,003	$32,994	$106,388	$60,377

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Capital
(Unaudited and in thousands)

	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total Partners’ Capital
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2012	$11,427	$1,131,481	$(12,628)	$4,753	$1,135,033
Issuances of Common Units, net of tax withholdings	3,056	302,545	—	—	305,601
Distributions paid on Common Units	(1,117)	(110,528)	—	—	(111,645)
Distributions paid on Preferred Units	(19)	(1,862)	—	—	(1,881)
Share-based compensation expense, net of forfeitures	59	5,837	—	—	5,896
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(408)	(408)
Contributions from noncontrolling interests in consolidated affiliates	—	—	—	16,240	16,240
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	204	20,125	—	—	20,329
Net (income) attributable to noncontrolling interests in consolidated affiliates	(6)	(587)	—	593	—
Comprehensive income:
Net income	994	98,362	—	—	99,356
Other comprehensive income	—	—	7,625	—	7,625
Total comprehensive income					106,981
Balance at September 30, 2013	$14,598	$1,445,373	$(5,003)	$21,178	$1,476,146

	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total Partners’ Capital
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2011	$9,575	$948,187	$(5,734)	$4,646	$956,674
Issuances of Common Units, net of tax withholdings	1,890	187,083	—	—	188,973
Distributions paid on Common Units	(994)	(98,340)	—	—	(99,334)
Distributions paid on Preferred Units	(19)	(1,862)	—	—	(1,881)
Share-based compensation expense, net of forfeitures	65	6,399	—	—	6,464
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(663)	(663)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	(128)	(12,686)	—	—	(12,814)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(6)	(560)	—	566	—
Comprehensive income:
Net income	686	67,949	—	—	68,635
Other comprehensive loss	—	—	(7,692)	—	(7,692)
Total comprehensive income					60,943
Balance at September 30, 2012	$11,069	$1,096,170	$(13,426)	$4,549	$1,098,362

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2013	2012
Operating activities:
Net income	$99,356	$68,635
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	133,556	117,764
Amortization of lease incentives and acquisition-related intangible assets and liabilities	258	358
Share-based compensation expense	5,896	6,464
Allowance for losses on accounts and accrued straight-line rents receivable	1,029	1,235
Amortization of deferred financing costs	2,860	2,709
Amortization of cash flow hedges	2,428	2,250
Amortization of mortgages and notes payable fair value adjustments	(1,015)	—
Impairments of real estate assets	2,194	—
Losses on debt extinguishment	196	973
Net gains on disposition of property	(52,350)	(29,455)
Gains on for-sale residential condominiums	—	(255)
Gain on acquisition of controlling interest in unconsolidated affiliate	(7,451)	—
Equity in (earnings)/losses of unconsolidated affiliates	1,875	(2,679)
Changes in financing obligations	(591)	(1,010)
Distributions of earnings from unconsolidated affiliates	3,109	3,230
Changes in operating assets and liabilities:
Accounts receivable	(508)	5,310
Prepaid expenses and other assets	(2,141)	(3,216)
Accrued straight-line rents receivable	(12,368)	(13,609)
Accounts payable, accrued expenses and other liabilities	10,257	(20,753)
Net cash provided by operating activities	186,590	137,951
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	(418,796)	(158,200)
Investment in acquired controlling interest in unconsolidated affiliate	(32,818)	—
Investments in development in process	(16,634)	(5,392)
Investments in tenant improvements and deferred leasing costs	(77,456)	(61,821)
Investments in building improvements	(38,702)	(27,229)
Net proceeds from disposition of real estate assets	161,970	152,456
Net proceeds from disposition of for-sale residential condominiums	—	3,768
Distributions of capital from unconsolidated affiliates	16,671	1,035
Investments in and repayments of mortgages and notes receivable	(864)	1,657
Investments in and advances/repayments to/from unconsolidated affiliates	(429)	(3,928)
Changes in restricted cash and other investing activities	5,484	2,904
Net cash (used in) investing activities	(401,574)	(94,750)
Financing activities:
Distributions on Common Units	(111,645)	(99,334)
Distributions on Preferred Units	(1,881)	(1,881)
Distributions to noncontrolling interests in consolidated affiliates	(408)	(663)
Proceeds from the issuance of Common Units	315,818	191,667
Costs paid for the issuance of Common Units	(7,678)	(2,745)
Repurchase of units related to tax withholdings	(2,539)	(2,248)
Borrowings on revolving credit facility	695,300	219,800
Repayments of revolving credit facility	(511,900)	(492,800)
Borrowings on mortgages and notes payable	—	225,000
Repayments of mortgages and notes payable	(157,001)	(77,264)
Payments on financing obligations	(575)	(1,316)
Contributions from noncontrolling interests in consolidated affiliates	16,240	—
Additions to deferred financing costs and other financing activities	(834)	(3,394)
Net cash provided by/(used in) financing activities	232,897	(45,178)
Net increase/(decrease) in cash and cash equivalents	$17,913	$(1,977)
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows - Continued
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2013	2012
Net increase/(decrease) in cash and cash equivalents	$17,913	$(1,977)
Cash and cash equivalents at beginning of the period	13,867	11,151
Cash and cash equivalents at end of the period	$31,780	$9,174

Supplemental disclosure of cash flow information:

	Nine Months Ended September 30,
	2013	2012
Cash paid for interest, net of amounts capitalized	$67,786	$72,793

Supplemental disclosure of non-cash investing and financing activities:

	Nine Months Ended September 30,
	2013	2012
Unrealized gains/(losses) on cash flow hedges	$4,801	$(10,424)
Changes in accrued capital expenditures	12,778	1,829
Write-off of fully depreciated real estate assets	24,498	36,918
Write-off of fully amortized deferred financing and leasing costs	17,500	14,189
Unrealized gains on marketable securities of non-qualified deferred compensation plan	558	310
Adjustment of Redeemable Common Units to fair value	(20,921)	10,187
Unrealized gains on tax increment financing bond	396	482
Assumption of mortgages and notes payable related to acquisition activities	165,515	—
Reduction of advances to unconsolidated affiliates related to acquisition activities	—	26,000
Issuances of Common Units to acquire real estate assets	—	2,299
Reclass of aggregate differences between historical cost basis and the basis reflected at the joint venture level for assets acquired	8,206	—

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(tabular dollar amounts in thousands, except per share and per unit data)
(Unaudited)

1.    Description of Business and Significant Accounting Policies

Description of Business

Highwoods Properties, Inc. (the “Company”) is a fully-integrated equity real estate investment trust (“REIT”) that provides leasing, management, development, construction and other customer-related services for its properties and for third parties. The Company conducts virtually all of its activities through Highwoods Realty Limited Partnership (the “Operating Partnership”). At September 30, 2013, the Company and/or the Operating Partnership wholly owned: 282 in-service office, industrial and retail properties, comprising 30.1 million square feet; 592 acres of undeveloped land suitable for future development, of which 496 acres are considered core assets; and four office development properties. In addition, we owned interests (50.0% or less) in 23 in-service office properties, a rental residential development property and 11 acres of undeveloped land suitable for future development, which includes a 12.5% interest in a 261,000 square foot office property directly owned by the Company (not included in the Operating Partnership’s Consolidated Financial Statements).

The Company is the sole general partner of the Operating Partnership. At September 30, 2013, the Company owned all of the Preferred Units and 89.5 million, or 96.8%, of the Common Units in the Operating Partnership. Limited partners own the remaining 2.9 million Common Units. During the nine months ended September 30, 2013, the Company redeemed 789,144 Common Units for a like number of shares of Common Stock.

Common Stock Offerings

During the three and nine months ended September 30, 2013, the Company issued 904,809 and 3,961,190 shares of Common Stock, respectively, under its equity sales agreements at an average gross sales price of $35.81 and $36.97 per share, respectively, and received net proceeds, after sales commissions, of $31.9 million and $144.2 million, respectively. During the third quarter of 2013, the Company issued 4,312,500 shares of Common Stock in a public offering and received net proceeds of $150.9 million. As a result of these Common Stock offerings and the redemptions discussed above, the percentage of Common Units owned by the Company increased from 95.6% at December 31, 2012 to 96.8% at September 30, 2013.

Basis of Presentation

Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Our Consolidated Balance Sheets at December 31, 2012 were retrospectively revised from previously reported amounts to reflect in real estate and other assets, net, held for sale those properties classified as held for sale during the three months ended September 30, 2013. Our Consolidated Statements of Income for the three and nine months ended September 30, 2012 were retrospectively revised from previously reported amounts to reflect in discontinued operations the operations for those properties classified as discontinued operations.

The Company's Consolidated Financial Statements include the Operating Partnership, wholly owned subsidiaries and those entities in which the Company has the controlling interest. The Operating Partnership's Consolidated Financial Statements include wholly owned subsidiaries and those entities in which the Operating Partnership has the controlling interest. All intercompany transactions and accounts have been eliminated. At September 30, 2013 and December 31, 2012, we had involvement with, but are not the primary beneficiary in, an entity that we concluded to be a variable interest entity (see Note 3).

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

2.    Real Estate Assets

Acquisitions

During the third quarter of 2013, we acquired our joint venture partner's 60.0% interest in the HIW-KC Orlando, LLC joint venture, which owns five office properties in Orlando, FL encompassing 1.3 million square feet, for a net purchase price of $112.8 million. We previously accounted for our 40.0% interest in this joint venture using the equity method of accounting. The assets and liabilities of the joint venture are now wholly owned and are recorded in our Consolidated Financial Statements, including assets recorded at fair value of $188.0 million and secured debt recorded at fair value of $127.9 million, with an effective interest rate of 3.11%. This debt matures in July 2014. As a result of acquiring a controlling interest in this joint venture, our previously held equity interest was remeasured at a fair value of $75.2 million resulting in a gain of $7.5 million, which represents the difference between the fair market value of our previously held equity interest and the cost basis in our investment on the date of acquisition. The fair market value of our previously held equity interest was determined by management based on information available at the acquisition date and on current assumptions as to future operations.

During the third quarter of 2013, we also acquired:

•	an office property in Nashville, TN encompassing 520,000 square feet for a net purchase price of $150.1 million; and

•
our DLF II joint venture partner's 57.0% interest in two office properties in Atlanta, GA encompassing 505,000 square feet for a net purchase price of $44.5 million, including the assumption of secured debt recorded at fair value of $37.6 million, with an effective interest rate of 3.34%. This debt matures in April 2015.

During the second quarter of 2013, we acquired an office property in Atlanta, GA encompassing 553,000 square feet for a purchase price of $140.1 million.

During the first quarter of 2013, we acquired:

•	two office properties in Tampa, FL encompassing 372,000 square feet for a purchase price of $52.5 million;

•	two office properties in Greensboro, NC encompassing 195,000 square feet for a purchase price of $30.8 million; and

•	five acres of development land in Memphis, TN for a purchase price of $4.8 million.

During the three and nine months ended September 30, 2013, we expensed $0.8 million and $1.7 million, respectively, of acquisition costs (included in general and administrative expenses) related to these acquisitions. The assets acquired and liabilities assumed were recorded at fair value as determined by management based on information available at the acquisition date and on current assumptions as to future operations.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

2.    Real Estate Assets - Continued

The following table sets forth a summary of the fair value of the major assets acquired and liabilities assumed relating to the third quarter 2013 acquisitions in Orlando, FL and Nashville, TN and the second quarter 2013 acquisition in Atlanta, GA discussed in the preceding paragraphs:

Total Purchase Price Allocation
Real estate assets	$445,396
Acquisition-related intangible assets (in deferred financing and leasing costs)	50,595
Mortgages and notes payable	(127,891)
Acquisition-related below market lease liabilities (in accounts payable, accrued expenses and other liabilities)	(17,818)
Total allocation	$350,282

The following table sets forth our rental and other revenues and net income, adjusted for interest expense and depreciation and amortization related to purchase price allocations, acquisition costs and equity in earnings of unconsolidated affiliates previously recognized as income assuming the Orlando, FL, Nashville, TN and Atlanta, GA acquisitions discussed in the preceding paragraph had been completed as of January 1, 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Pro forma rental and other revenues	$152,221	$162,422	$451,317	$410,027
Pro forma net income	$49,818	$23,952	$90,064	$56,782
Pro forma earnings per share - basic	$0.54	$0.28	$1.00	$0.68
Pro forma earnings per share - diluted	$0.54	$0.29	$1.00	$0.69

The third quarter 2013 acquisitions in Orlando, FL and Nashville, TN and the second quarter 2013 acquisition in Atlanta, GA resulted in revenues of $10.0 million and $10.3 million and net losses of $0.1 million and $0.4 million recorded in the Consolidated Statements of Income for the three and nine months ended September 30, 2013, respectively.

During the third quarter of 2012, we acquired a 492,000 square foot office property in Atlanta, GA for $144.9 million. The following table sets forth a summary of the fair value of the major assets acquired and liabilities assumed in this acquisition:

Total Purchase Price Allocation
Real estate assets	$135,128
Acquisition-related intangible assets (in deferred financing and leasing costs)	21,637
Acquisition-related below market lease liabilities (in accounts payable, accrued expenses and other liabilities)	(11,875)
Total allocation	$144,890

The following table sets forth our rental and other revenues and net income, adjusted for interest expense and depreciation and amortization related to purchase price allocations, and acquisition costs assuming the 492,000 square foot office building in Atlanta, GA was acquired on January 1, 2011:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2012	2012
Pro forma rental and other revenues	$127,836	$381,070
Pro forma net income	$35,765	$68,526
Pro forma earnings per share - basic	$0.43	$0.84
Pro forma earnings per share - diluted	$0.43	$0.84

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

2.    Real Estate Assets - Continued

Dispositions

During the third quarter of 2013, we sold:

•	an office property in Tampa, FL for a sale price of $11.6 million and recorded a gain on disposition of discontinued operations of $1.2 million; and

•
sixteen industrial properties and a land parcel in a single transaction in Atlanta, GA for a sale price of $91.6 million (before $0.3 million in closing credits to buyer for unfunded tenant improvements and after $0.3 million in closing credits to buyer for free rent). We recorded gains on disposition of discontinued operations of $36.7 million related to the industrial properties and a gain on disposition of property of less than $0.1 million related to the land parcel.

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

Impairments

During the second quarter of 2013, we recorded impairments of real estate assets of $1.1 million on four properties in a single office park in Winston-Salem, NC. This office park was subsequently classified as discontinued operations in the third quarter of 2013.

During the first quarter of 2013, we recorded impairments of real estate assets of $0.4 million on two industrial properties in Atlanta, GA and recorded impairments of real estate assets held for sale of $0.7 million on five industrial properties in Atlanta, GA. These properties were subsequently sold in the second quarter of 2013 and are classified as discontinued operations.

These impairments were due to a change in the assumed timing of future dispositions and leasing assumptions, which reduced the future expected cash flows from the impaired properties.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

3.    Mortgages and Notes Receivable

The following table sets forth our mortgages and notes receivable:

	September 30, 2013	December 31, 2012
Seller financing (first mortgages)	$16,454	$15,853
Less allowance	—	—
	16,454	15,853
Mortgage receivable	9,207	8,648
Less allowance	—	—
	9,207	8,648
Promissory notes	970	1,153
Less allowance	(340)	(182)
	630	971
Mortgages and notes receivable, net	$26,291	$25,472

During 2010, we provided seller financing in conjunction with two disposition transactions. The seller financing is evidenced by first mortgages secured by the assignment of rents and the underlying real estate assets.

During 2012, we provided secured acquisition financing to a third party. We also agreed to loan such third party $8.4 million on a secured basis to fund future infrastructure development. As of September 30, 2013, $0.2 million has been funded to the third party for infrastructure development. We concluded this arrangement to be an interest in a variable interest entity. However, since we do not have the power to direct matters that most significantly impact the activities of the entity, we do not qualify as the primary beneficiary. Accordingly, the entity is not consolidated. Our risk of loss with respect to this arrangement is limited to the carrying value of the mortgage receivable and the future infrastructure development funding commitment.

We evaluate the ability to collect our mortgages and notes receivable by monitoring the leasing statistics and/or market fundamentals of these assets. As of September 30, 2013, our mortgages and notes receivable were not in default and there were no other indicators of impairment.

The following table sets forth our notes receivable allowance, which relates only to promissory notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Beginning notes receivable allowance	$376	$118	$182	$61
Recoveries/write-offs/other	(36)	93	158	150
Total notes receivable allowance	$340	$211	$340	$211

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

The following table sets forth combined summarized financial information for the Company's unconsolidated affiliates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Income Statements: (1)
Rental and other revenues	$16,911	$25,051	$64,362	$75,920
Expenses:
Rental property and other expenses	8,733	11,624	31,681	35,706
Depreciation and amortization	5,010	6,355	17,383	18,839
Impairments of real estate assets	15,287	—	20,077	7,180
Interest expense	3,141	4,980	12,569	16,077
Total expenses	32,171	22,959	81,710	77,802
Income/(loss) before disposition of properties	(15,260)	2,092	(17,348)	(1,882)
Gains on disposition of properties	8,256	—	8,323	6,275
Net income/(loss)	$(7,004)	$2,092	$(9,025)	$4,393
The Company's share of:
Depreciation and amortization	$1,628	$2,028	$5,735	$5,801
Impairments of real estate assets	$3,487	$—	$4,507	$1,002
Interest expense	$1,099	$1,775	$4,583	$5,598
Gains on disposition of properties	$—	$—	$431	$—
Net income/(loss)	$(3,410)	$914	$(2,835)	$1,252

The Company's share of net income/(loss)	$(3,410)	$914	$(2,835)	$1,252
Adjustments for management and other fees	237	410	1,011	1,418
Equity in earnings/(losses) of unconsolidated affiliates	$(3,173)	$1,324	$(1,824)	$2,670
__________

(1)
For the three and nine months ended September 30, 2013, as a result of acquiring our joint venture partner's 60.0% interest in the third quarter of 2013, we consolidated a joint venture previously accounted for under the equity method of accounting.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

4.    Investments in and Advances to Affiliates - Continued

The following table sets forth combined summarized financial information for the Operating Partnership's unconsolidated affiliates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Income Statements: (1)
Rental and other revenues	$15,872	$24,062	$61,243	$72,916
Expenses:
Rental property and other expenses	8,126	11,024	29,821	33,901
Depreciation and amortization	4,699	6,044	16,449	17,905
Impairments of real estate assets	15,287	—	20,077	7,180
Interest expense	2,976	4,817	12,086	15,583
Total expenses	31,088	21,885	78,433	74,569
Income/(loss) before disposition of properties	(15,216)	2,177	(17,190)	(1,653)
Gains on disposition of properties	8,256	—	8,323	6,275
Net income/(loss)	$(6,960)	$2,177	$(8,867)	$4,622
The Operating Partnership's share of:
Depreciation and amortization	$1,589	$1,989	$5,618	$5,684
Impairments of real estate assets	$3,487	$—	$4,507	$1,002
Interest expense	$1,079	$1,754	$4,523	$5,536
Gains on disposition of properties	$—	$—	$431	$—
Net income/(loss)	$(3,405)	$925	$(2,815)	$1,281

The Operating Partnership's share of net income/(loss)	$(3,405)	$925	$(2,815)	$1,281
Adjustments for management and other fees	231	403	940	1,398
Equity in earnings/(losses) of unconsolidated affiliates	$(3,174)	$1,328	$(1,875)	$2,679
__________

(1)
For the three and nine months ended September 30, 2013, as a result of acquiring our joint venture partner's 60.0% interest in the third quarter of 2013, we consolidated a joint venture previously accounted for under the equity method of accounting.

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

During the third quarter of 2013, DLF I recorded impairment of real estate assets of $15.3 million on an office property in Orlando, FL. We recorded $3.5 million as our share of this impairment charge through equity in earnings of unconsolidated affiliates.

During the first quarter of 2013, DLF I recorded impairments of real estate assets of $4.8 million on an office property in Atlanta, GA and an office property in Charlotte, NC.  We recorded $1.0 million as our share of this impairment charge through equity in earnings of unconsolidated affiliates.

These impairments were due to a change in the assumed timing of future dispositions and/or leasing assumptions, which reduced the future expected cash flows from the impaired properties.

Highwoods DLF 97/26 DLF 99/32, LP ("DLF II")

See Note 2 for a description of our acquisition of two office properties in Atlanta, GA from DLF II during the third quarter of 2013.

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

5.    Intangible Assets and Below Market Lease Liabilities

The following table sets forth total intangible assets and acquisition-related below market lease liabilities, net of accumulated amortization:

	September 30, 2013	December 31, 2012
Assets:
Deferred financing costs	$19,506	$21,759
Less accumulated amortization	(8,632)	(7,862)
	10,874	13,897
Deferred leasing costs (including lease incentives and above market lease and in-place lease acquisition-related intangible assets)	298,561	220,113
Less accumulated amortization	(81,609)	(68,001)
	216,952	152,112
Deferred financing and leasing costs, net	$227,826	$166,009

Liabilities (in accounts payable, accrued expenses and other liabilities):
Acquisition-related below market lease liabilities	$55,323	$37,019
Less accumulated amortization	(6,900)	(3,383)
	$48,423	$33,636

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

5.    Intangible Assets and Below Market Lease Liabilities - Continued

The following table sets forth amortization of intangible assets and acquisition-related below market lease liabilities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Amortization of deferred financing costs	$963	$907	$2,860	$2,709
Amortization of deferred leasing costs and acquisition-related intangible assets (in depreciation and amortization)	$10,751	$6,667	$26,962	$19,930
Amortization of lease incentives (in rental and other revenues)	$347	$386	$1,061	$1,037
Amortization of acquisition-related intangible assets (in rental and other revenues)	$1,548	$433	$2,499	$1,027
Amortization of acquisition-related intangible assets (in rental property and other expenses)	$140	$46	$416	$46
Amortization of acquisition-related below market lease liabilities (in rental and other revenues)	$(1,584)	$(647)	$(3,737)	$(1,744)

The following table sets forth scheduled future amortization of intangible assets and below market lease liabilities:

	Amortization of Deferred Financing Costs	Amortization of Deferred Leasing Costs and Acquisition-Related Intangible Assets (in Depreciation and Amortization)	Amortization of Lease Incentives (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental Property and Other Expenses)	Amortization of Acquisition-Related Below Market Lease Liabilities (in Rental and Other Revenues)
October 1 through December 31, 2013	$865	$10,222	$320	$1,240	$138	$(1,567)
2014	3,233	38,795	1,199	4,401	553	(6,011)
2015	2,599	32,028	971	3,627	553	(5,728)
2016	1,500	26,229	794	2,815	553	(5,414)
2017	1,213	22,312	729	2,265	553	(5,165)
Thereafter	1,464	57,402	2,553	5,058	1,642	(24,538)
	$10,874	$186,988	$6,566	$19,406	$3,992	$(48,423)
Weighted average remaining amortization periods as of September 30, 2013 (in years)	5.1	6.7	7.9	6.7	7.2	9.3

The following table sets forth the intangible assets acquired and below market lease liabilities assumed as a result of 2013 acquisition activity:

	Acquisition-Related Intangible Assets (amortized in Rental and Other Revenues)	Acquisition-Related Intangible Assets (amortized in Depreciation and Amortization)	Acquisition-Related Below Market Lease Liabilities (amortized in Rental and Other Revenues)
Amount recorded from acquisition activity	$17,201	$58,422	$(19,124)
Weighted average remaining amortization periods as of September 30, 2013 (in years)	6.5	6.5	8.9

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

6.    Mortgages and Notes Payable

The following table sets forth our mortgages and notes payable:

	September 30, 2013	December 31, 2012
Secured indebtedness	$591,821	$549,607
Unsecured indebtedness	1,458,240	1,309,555
Total mortgages and notes payable	$2,050,061	$1,859,162

At September 30, 2013, our secured mortgage loans were collateralized by real estate assets with an aggregate undepreciated book value of $971.2 million.

Our $475.0 million unsecured revolving credit facility is scheduled to mature in July 2015 and includes an accordion feature that allows for an additional $75.0 million of borrowing capacity subject to additional lender commitments. Assuming no defaults have occurred, we have an option to extend the maturity for an additional year. There was $206.4 million and $284.4 million outstanding under our revolving credit facility at September 30, 2013 and October 21, 2013, respectively. At both September 30, 2013 and October 21, 2013, we had $0.1 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at September 30, 2013 and October 21, 2013 was $268.5 million and $190.5 million, respectively.

During the third quarter of 2013, we prepaid without penalty the remaining $114.7 million balance on two secured mortgage loans bearing interest at a weighted average rate of 5.75% that were originally scheduled to mature in December 2013. We recorded less than $0.1 million of loss on debt extinguishment related to this repayment.

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

Our interest rate swaps have been designated as and are being accounted for as cash flow hedges with changes in fair value recorded in other comprehensive income each reporting period. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on our cash flow hedges during the nine months ended September 30, 2013. We have no collateral requirements related to our interest rate swaps.

Amounts reported in accumulated other comprehensive loss ("AOCL") related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the period from October 1, 2013 through September 30, 2014, we estimate that $3.3 million will be reclassified to interest expense.

For the periods ended September 30, 2013 and December 31, 2012, all of our derivatives were in a liability position. The following table sets forth the fair value of our derivatives:

	September 30, 2013	December 31, 2012
Derivatives:
Derivatives designated as cash flow hedges in accounts payable, accrued expenses and other liabilities:
Interest rate swaps	$2,047	$9,369

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

7.	Derivative Financial Instruments - Continued

The following table sets forth the effect of our cash flow hedges on AOCL and interest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Derivatives Designated as Cash Flow Hedges:
Amount of unrealized gains/(losses) recognized in AOCL on derivatives (effective portion):
Interest rate swaps	$(1,798)	$(3,337)	$4,801	$(10,424)
Amount of losses reclassified out of AOCL into contractual interest expense (effective portion):
Interest rate swaps	$840	$791	$2,428	$2,250

8.	Noncontrolling Interests

Noncontrolling Interests in Consolidated Affiliates

At September 30, 2013, our noncontrolling interests in consolidated affiliates relates to our joint venture partner's 50.0% interest in office properties located in Richmond, VA. Our joint venture partner is an unrelated third party.

Noncontrolling Interests in the Operating Partnership

The following table sets forth the Company's noncontrolling interests in the Operating Partnership:

	Nine Months Ended September 30,
	2013	2012
Beginning noncontrolling interests in the Operating Partnership	$124,869	$110,655
Adjustment of noncontrolling interests in the Operating Partnership to fair value	8,570	12,485
Issuances of Common Units	—	2,299
Conversions of Common Units to Common Stock	(28,788)	(731)
Net income attributable to noncontrolling interests in the Operating Partnership	3,713	3,166
Distributions to noncontrolling interests in the Operating Partnership	(4,416)	(4,733)
Total noncontrolling interests in the Operating Partnership	$103,948	$123,141

The following table sets forth net income available for common stockholders and transfers from the Company's noncontrolling interests in the Operating Partnership:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income available for common stockholders	$53,349	$33,357	$93,220	$63,013
Increase in additional paid in capital from conversions of Common Units to Common Stock	25,937	100	28,788	731
Issuances of Common Units	—	(2,299)	—	(2,299)
Change from net income available for common stockholders and transfers from noncontrolling interests	$79,286	$31,158	$122,008	$61,445

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

		Level 1	Level 2	Level 3
	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
Fair Value at September 30, 2013:
Assets:
Mortgages and notes receivable, at fair value (1)	$26,409	$—	$17,169	$9,240
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	3,753	3,753	—	—
Tax increment financing bond (in prepaid expenses and other assets)	14,330	—	—	14,330
Total Assets	$44,492	$3,753	$17,169	$23,570
Noncontrolling Interests in the Operating Partnership	$103,948	$103,948	$—	$—
Liabilities:
Mortgages and notes payable, at fair value (1)	$2,136,107	$—	$2,136,107	$—
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	2,047	—	2,047	—
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	3,753	3,753	—	—
Contingent consideration to acquire real estate assets (in accounts payable, accrued expenses and other liabilities)	191	—	—	191
Financing obligations, at fair value (1)	24,211	—	—	24,211
Total Liabilities	$2,166,309	$3,753	$2,138,154	$24,402

Fair Value at December 31, 2012:
Assets:
Mortgages and notes receivable, at fair value (1)	$24,725	$—	$16,077	$8,648
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	3,354	3,354	—	—
Tax increment financing bond (in prepaid expenses and other assets)	14,496	—	—	14,496
Total Assets	$42,575	$3,354	$16,077	$23,144
Noncontrolling Interests in the Operating Partnership	$124,869	$124,869	$—	$—
Liabilities:
Mortgages and notes payable, at fair value (1)	$1,987,364	$—	$1,987,364	$—
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	9,369	—	9,369	—
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	3,354	3,354	—	—
Contingent consideration to acquire real estate assets (in accounts payable, accrued expenses and other liabilities)	563	—	—	563
Financing obligations, at fair value (1)	23,252	—	—	23,252
Total Liabilities	$2,023,902	$3,354	$1,996,733	$23,815
__________
(1)    Amounts recorded at historical cost on our Consolidated Balance Sheets at September 30, 2013 and December 31, 2012.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

9.	Disclosure About Fair Value of Financial Instruments - Continued

The following table sets forth the changes in our Level 3 asset and liability, which are recorded at fair value on our Consolidated Balance Sheets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Asset:
Tax Increment Financing Bond:
Beginning balance	$14,233	$15,371	$14,496	$14,788
Principal repayment	—	—	(562)	—
Unrealized gains/(losses) (in AOCL)	97	(101)	396	482
Ending balance	$14,330	$15,270	$14,330	$15,270
Liability:
Contingent Consideration to Acquire Real Estate Assets:
Beginning balance	$384	$677	$563	$677
Unrealized gains (in general and administrative expenses)	(193)	(114)	(372)	(114)
Ending balance	$191	$563	$191	$563

During 2007, we acquired a tax increment financing bond associated with a parking garage developed by us. This bond amortizes to maturity in 2020. The estimated fair value at September 30, 2013 was $1.5 million below the outstanding principal due on the bond. If the discount rate used to fair value this bond was 100 basis points higher or lower, the fair value of the bond would have been $0.4 million lower or $0.5 million higher, respectively, as of September 30, 2013. We intend to hold this bond and have concluded that we will not be required to sell this bond before recovery of the bond principal. Payment of the principal and interest for the bond is guaranteed by us. We have recorded no credit losses related to the bond during the three and nine months ended September 30, 2013 and 2012. There is no legal right of offset with the liability, which we report as a financing obligation, related to this tax increment financing bond.

The following table sets forth quantitative information about the unobservable inputs of our Level 3 asset and liability, which are recorded at fair value on our Consolidated Balance Sheets:

	Fair Value at September 30, 2013	Valuation Technique	Unobservable Input	Rate/ Percentage
Asset:
Tax increment financing bond	$14,330	Income approach	Discount rate	10.8%
Liability:
Contingent consideration to acquire real estate assets	$191	Income approach	Payout percentage	25.0%

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

10.	Share-Based Payments

During the nine months ended September 30, 2013, the Company granted 168,700 stock options with an exercise price equal to the closing market price of a share of Common Stock on the date of grant. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model, which resulted in a weighted average grant date fair value per share of $6.50. During the nine months ended September 30, 2013, the Company also granted 86,144 shares of time-based restricted stock and 65,486 shares of total return-based restricted stock with weighted average grant date fair values per share of $36.64 and $31.73, respectively. We recorded stock-based compensation expense of $1.2 million and $2.0 million during the three months ended September 30, 2013 and 2012, respectively, and $5.9 million and $6.5 million during the nine months ended September 30, 2013 and 2012, respectively. At September 30, 2013, there was $5.0 million of total unrecognized stock-based compensation costs, which will be recognized over a weighted average remaining contractual term of 2.4 years.

11.	Accumulated Other Comprehensive Loss

The following table sets forth the components of AOCL:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Tax increment financing bond:
Beginning balance	$(1,599)	$(1,726)	$(1,898)	$(2,309)
Unrealized gains/(losses) on tax increment financing bond	97	(101)	396	482
Ending balance	(1,502)	(1,827)	(1,502)	(1,827)
Cash flow hedges:
Beginning balance	(2,543)	(9,053)	(10,730)	(3,425)
Unrealized gains/(losses) on cash flow hedges	(1,798)	(3,337)	4,801	(10,424)
Amortization of cash flow hedges (1)	840	791	2,428	2,250
Ending balance	(3,501)	(11,599)	(3,501)	(11,599)
Total accumulated other comprehensive loss	$(5,003)	$(13,426)	$(5,003)	$(13,426)
__________
(1)    Amounts reclassified out of AOCL into contractual interest expense.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

12.	Discontinued Operations

The following table sets forth our operations classified as discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Rental and other revenues	$2,810	$5,671	$10,398	$24,211
Operating expenses:
Rental property and other expenses	1,049	1,622	3,389	7,796
Depreciation and amortization	665	1,610	3,166	7,108
Total operating expenses	1,714	3,232	6,555	14,904
Interest expense	—	35	—	283
Income from discontinued operations	1,096	2,404	3,843	9,024
Impairments of real estate assets	—	—	(2,194)	—
Net gains on disposition of discontinued operations	37,946	22,936	52,353	29,455
Total discontinued operations	$39,042	$25,340	$54,002	$38,479

The following table sets forth the major classes of assets of our real estate and other assets, net, held for sale:

	September 30, 2013	December 31, 2012
Assets:
Land	$1,948	$28,598
Buildings and tenant improvements	18,498	132,361
Land held for development	—	2,368
Less-accumulated depreciation	(5,931)	(43,730)
Net real estate assets	14,515	119,597
Accrued straight-line rents receivable, net	1,187	5,759
Deferred leasing costs, net	614	4,014
Prepaid expenses and other assets	—	30
Real estate and other assets, net, held for sale	$16,316	$129,400

As of September 30, 2013, real estate and other assets, net, held for sale consisted of an office property in Atlanta, GA and four office properties in Winston-Salem, NC. As of December 31, 2012, real estate and other assets, net, held for sale consisted of an office property and 29 industrial properties in Atlanta, GA, two office properties in Orlando, FL, an office property in Tampa, FL and four office properties in Winston-Salem, NC. All of these properties are classified as discontinued operations during the three and nine months ended September 30, 2013 and 2012, respectively.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

13.	Earnings Per Share and Per Unit

The following table sets forth the computation of basic and diluted earnings per share of the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Earnings per Common Share - basic:
Numerator:
Income from continuing operations	$17,026	$10,456	$45,405	$30,147
Net (income) attributable to noncontrolling interests in the Operating Partnership from continuing operations	(503)	(459)	(1,684)	(1,335)
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(203)	(159)	(593)	(566)
Dividends on Preferred Stock	(627)	(627)	(1,881)	(1,881)
Income from continuing operations available for common stockholders	15,693	9,211	41,247	26,365
Income from discontinued operations	39,042	25,340	54,002	38,479
Net (income) attributable to noncontrolling interests in the Operating Partnership from discontinued operations	(1,386)	(1,194)	(2,029)	(1,831)
Income from discontinued operations available for common stockholders	37,656	24,146	51,973	36,648
Net income available for common stockholders	$53,349	$33,357	$93,220	$63,013
Denominator:
Denominator for basic earnings per Common Share – weighted average shares (1) (2)	87,467	76,590	83,793	74,703
Earnings per Common Share - basic:
Income from continuing operations available for common stockholders	$0.18	$0.12	$0.49	$0.35
Income from discontinued operations available for common stockholders	0.43	0.32	0.62	0.49
Net income available for common stockholders	$0.61	$0.44	$1.11	$0.84
Earnings per Common Share - diluted:
Numerator:
Income from continuing operations	$17,026	$10,456	$45,405	$30,147
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(203)	(159)	(593)	(566)
Dividends on Preferred Stock	(627)	(627)	(1,881)	(1,881)
Income from continuing operations available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	16,196	9,670	42,931	27,700
Income from discontinued operations available for common stockholders	39,042	25,340	54,002	38,479
Net income available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	$55,238	$35,010	$96,933	$66,179
Denominator:
Denominator for basic earnings per Common Share –weighted average shares (1) (2)	87,467	76,590	83,793	74,703
Add:
Stock options using the treasury method	101	137	114	127
Noncontrolling interests Common Units	3,201	3,768	3,536	3,738
Denominator for diluted earnings per Common Share – adjusted weighted average shares and assumed conversions (1)	90,769	80,495	87,443	78,568
Earnings per Common Share - diluted:
Income from continuing operations available for common stockholders	$0.18	$0.12	$0.49	$0.35
Income from discontinued operations available for common stockholders	0.43	0.31	0.62	0.49
Net income available for common stockholders	$0.61	$0.43	$1.11	$0.84
__________

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

13.	Earnings Per Share and Per Unit - Continued

(1)
There were 0.3 million and 0.5 million options outstanding during the three months ended September 30, 2013 and 2012, respectively, and 0.3 million and 0.5 million options outstanding during the nine months ended September 30, 2013 and 2012, respectively, that were not included in the computation of diluted earnings per share because the impact of including such options would be anti-dilutive.

(2)	Includes all unvested restricted stock where dividends on such restricted stock are non-forfeitable.

The following table sets forth the computation of basic and diluted earnings per unit of the Operating Partnership:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Earnings per Common Unit - basic:
Numerator:
Income from continuing operations	$17,025	$10,460	$45,354	$30,156
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(203)	(159)	(593)	(566)
Distributions on Preferred Units	(627)	(627)	(1,881)	(1,881)
Income from continuing operations available for common unitholders	16,195	9,674	42,880	27,709
Income from discontinued operations available for common unitholders	39,042	25,340	54,002	38,479
Net income available for common unitholders	$55,237	$35,014	$96,882	$66,188
Denominator:
Denominator for basic earnings per Common Unit – weighted average units (1) (2)	90,259	79,949	86,920	78,032
Earnings per Common Unit - basic:
Income from continuing operations available for common unitholders	$0.18	$0.12	$0.49	$0.36
Income from discontinued operations available for common unitholders	0.43	0.32	0.62	0.49
Net income available for common unitholders	$0.61	$0.44	$1.11	$0.85
Earnings per Common Unit - diluted:
Numerator:
Income from continuing operations	$17,025	$10,460	$45,354	$30,156
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(203)	(159)	(593)	(566)
Distributions on Preferred Units	(627)	(627)	(1,881)	(1,881)
Income from continuing operations available for common unitholders	16,195	9,674	42,880	27,709
Income from discontinued operations available for common unitholders	39,042	25,340	54,002	38,479
Net income available for common unitholders	$55,237	$35,014	$96,882	$66,188
Denominator:
Denominator for basic earnings per Common Unit –weighted average units (1) (2)	90,259	79,949	86,920	78,032
Add:
Stock options using the treasury method	101	137	114	127
Denominator for diluted earnings per Common Unit – adjusted weighted average units and assumed conversions (1)	90,360	80,086	87,034	78,159
Earnings per Common Unit - diluted:
Income from continuing operations available for common unitholders	$0.18	$0.12	$0.49	$0.36
Income from discontinued operations available for common unitholders	0.43	0.32	0.62	0.49
Net income available for common unitholders	$0.61	$0.44	$1.11	$0.85
__________

(1)
There were 0.3 million and 0.5 million options outstanding during the three months ended September 30, 2013 and 2012, respectively, and 0.3 million and 0.5 million options outstanding during the nine months ended September 30, 2013 and 2012, respectively, that were not included in the computation of diluted earnings per unit because the impact of including such options would be anti-dilutive.

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

The following tables summarize the rental and other revenues and net operating income, the primary industry property-level performance metric which is defined as rental and other revenues less rental property and other expenses, for each of our reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Rental and Other Revenues: (1)
Office:
Atlanta, GA	$22,523	$13,704	$57,630	$43,220
Greenville, SC	2,699	3,296	9,056	10,286
Kansas City, MO	4,064	4,014	12,067	11,173
Memphis, TN	9,644	9,103	28,680	27,603
Nashville, TN	15,147	14,285	43,411	42,456
Orlando, FL	8,441	2,217	12,894	6,594
Piedmont Triad, NC	6,792	5,176	19,932	14,532
Pittsburgh, PA	14,191	9,482	41,835	27,671
Raleigh, NC	21,737	20,578	64,124	60,737
Richmond, VA	12,006	11,848	35,639	35,442
Tampa, FL	17,278	17,199	52,840	51,140
Total Office Segment	134,522	110,902	378,108	330,854
Industrial:
Atlanta, GA	210	189	624	610
Piedmont Triad, NC	2,998	3,141	9,238	9,389
Total Industrial Segment	3,208	3,330	9,862	9,999
Retail:
Kansas City, MO	9,564	9,186	27,991	27,176
Total Retail Segment	9,564	9,186	27,991	27,176
Total Rental and Other Revenues	$147,294	$123,418	$415,961	$368,029

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

14.	Segment Information - Continued

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net Operating Income: (1)
Office:
Atlanta, GA	$13,868	$8,408	$35,936	$27,346
Greenville, SC	1,301	1,806	4,869	5,986
Kansas City, MO	2,597	2,546	7,796	7,060
Memphis, TN	5,408	5,378	16,337	16,226
Nashville, TN	10,311	9,772	30,028	29,247
Orlando, FL	4,950	947	7,099	3,066
Piedmont Triad, NC	4,373	3,095	12,823	9,103
Pittsburgh, PA	8,001	4,949	23,322	13,851
Raleigh, NC	14,920	13,939	45,226	42,267
Richmond, VA	7,910	7,863	24,267	24,270
Tampa, FL	10,165	10,818	32,287	32,028
Total Office Segment	83,804	69,521	239,990	210,450
Industrial:
Atlanta, GA	122	100	361	347
Piedmont Triad, NC	2,187	2,256	6,797	6,848
Total Industrial Segment	2,309	2,356	7,158	7,195
Retail:
Kansas City, MO	5,837	5,676	17,066	16,525
Total Retail Segment	5,837	5,676	17,066	16,525
Residential:
Raleigh, NC	—	(33)	—	(178)
Total Residential Segment	—	(33)	—	(178)
Corporate and other	(21)	(6)	(55)	(65)
Total Net Operating Income	91,929	77,514	264,159	233,927
Reconciliation to income from continuing operations before disposition of property and condominiums and acquisition of controlling interest in and equity in earnings/(losses) of unconsolidated affiliates:

Depreciation and amortization	(48,124)	(37,041)	(130,390)	(110,656)
General and administrative expenses	(8,969)	(9,725)	(27,948)	(28,298)
Interest expense	(23,672)	(23,612)	(70,826)	(72,661)
Other income	1,550	1,916	4,786	4,910
Income from continuing operations before disposition of property and condominiums and acquisition of controlling interest in and equity in earnings/(losses) of unconsolidated affiliates	$12,714	$9,052	$39,781	$27,222
__________

(1)	Net of discontinued operations.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

15.	Subsequent Events

Effective October 1, 2013, the Company contributed its 12.5% interest in the 4600 Madison Associates, LP joint venture to the Operating Partnership.

On October 1, 2013, our consolidated Highwoods-Markel Associates, LLC joint venture prepaid without penalty the remaining $32.3 million balance on four secured mortgage loans bearing interest at a weighted average rate of 5.79% that were originally scheduled to mature in January 2014.

On October 2, 2013, we sold an office property in Atlanta, GA for a sale price of $13.8 million and expect to record a gain on disposition of discontinued operations of $3.0 million.

On October 3, 2013, we prepaid without penalty a secured mortgage loan with a fair market value of $67.5 million bearing an effective interest rate of 5.12% that was originally scheduled to mature in January 2014.

On October 24, 2013, we sold four office properties in Winston-Salem, NC for a sale price of $6.2 million and expect to record a gain on disposition of discontinued operations of $0.1 million.

On October 28, 2013, we sold an office property in Winston-Salem, NC for a sale price of $5.3 million and expect to record a gain on disposition of discontinued operations of $2.5 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a fully integrated equity REIT that provides leasing, management, development, construction and other customer-related services for our properties and for third parties. The Company conducts virtually all of its activities through the Operating Partnership. The Operating Partnership is managed by the Company, its sole general partner. At September 30, 2013, we wholly owned: 282 in-service office, industrial and retail properties, comprising 30.1 million square feet; 592 acres of undeveloped land suitable for future development, of which 496 acres are considered core assets; and four office development properties. In addition, we owned interests (50.0% or less) in 23 in-service office properties, a rental residential development property and 11 acres of undeveloped land suitable for future development, which includes a 12.5% interest in a 261,000 square foot office property directly owned by the Company (not included in the Operating Partnership’s Consolidated Financial Statements). We are based in Raleigh, North Carolina, and our properties and development land are located in Florida, Georgia, Missouri, North Carolina, Pennsylvania, South Carolina, Tennessee and Virginia. Additional information about us can be found on our website at www.highwoods.com. Information on our website is not part of this Quarterly Report.

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

While we own and operate a limited number of industrial and retail properties, our operating results depend heavily on successfully leasing and operating our office properties. Economic growth and employment levels in our core markets are and will continue to be important determinative factors in predicting our future operating results.

The key components affecting our rental and other revenues are average occupancy, rental rates, levels of cost recovery income, new developments placed in service, acquisitions and dispositions. Average occupancy generally increases during times of improving economic growth, as our ability to lease space outpaces vacancies that occur upon the expirations of existing leases. Average occupancy generally declines during times of slower economic growth, when new vacancies tend to outpace our ability to lease space. Asset acquisitions, dispositions and new developments placed in service directly impact our rental revenues and could impact our average occupancy, depending upon the occupancy rate of the properties that are acquired, sold or placed in service. A further indicator of the predictability of future revenues is the expected lease expirations of our portfolio. As a result, in addition to seeking to increase our average occupancy by leasing current vacant space, we also must concentrate our leasing efforts on renewing leases on expiring space. For more information regarding our lease expirations, see "Properties - Lease Expirations" in our 2012 Annual Report. Our occupancy declined from 90.9% at December 31, 2012 to 90.0% at September 30, 2013 primarily due to a scheduled expiration of a large customer in Tampa, FL and the acquisition of relatively low occupied buildings in Atlanta, GA, Nashville, TN and Orlando, FL in the second and third quarters and the disposition of relatively high occupied industrial buildings in Atlanta, GA.

Whether or not our rental revenue tracks average occupancy proportionally depends upon whether rents under signed new and renewal leases are higher or lower than the rents under the previous leases. Annualized rental revenues from second generation leases expiring during any particular year are generally less than 15% of our total annual rental revenues. The following table sets forth information regarding second generation leases signed during the third quarter of 2013 (we define second generation leases as leases with new customers, renewals of existing customers for space that has been previously occupied under our ownership and leases with respect to vacant space in acquired buildings):

	Office		Industrial		Retail
	New	Renewal	New	Renewal	New	Renewal
Leased space (in rentable square feet)	251,375	977,133	41,544	42,164	6,042	7,390
Square foot weighted average term (in years)	6.3	6.0	5.2	1.8	10.2	2.0
Base rents (per square foot) (1)	$24.26	$23.26	$4.27	$6.63	$51.67	$38.37
Rent concessions (per square foot) (1)	(0.74)	(0.39)	(0.30)	—	—	—
GAAP rents (per square foot) (1)	$23.52	$22.87	$3.97	$6.63	$51.67	$38.37
Tenant improvements (per square foot) (1)	$2.79	$1.75	$1.08	$0.17	$6.29	$0.72
Leasing commissions (per square foot) (1)	$0.95	$0.62	$0.17	$0.09	$0.25	$1.35
__________

(1)	Weighted average per rentable square foot on an annual basis over the lease term.

Compared to previous leases, annual GAAP rents for new and renewal leases combined were $23.01 per square foot, or 9.4% higher, for office leases, $5.31 per square foot, or 9.1% lower, for industrial leases and $44.35 per square foot, or 17.3% higher, for retail leases.

We strive to maintain a diverse, stable and creditworthy customer base. We have an internal guideline whereby customers that account for more than 3% of our revenues are periodically reviewed with the Company's Board of Directors. Currently, no customer accounts for more than 3% of our revenues other than the Federal Government, which accounted for less than 10.0% of our revenues on an annualized basis, as of September 30, 2013.

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

We intend to maintain a conservative and flexible balance sheet that allows us to capitalize on favorable development and acquisition opportunities as they arise. We have announced the commencement of $205.6 million of new development in 2013. Such projects would not be placed in service until 2015 or beyond. To date in 2013, we have acquired $548.5 million of properties and sold $196.8 million of non-core assets. We anticipate selling up to an additional $53 million of non-core properties during the remainder of 2013. We generally seek to acquire and develop assets that are consistent with our Strategic Plan, improve the average quality of our overall portfolio and deliver consistent and sustainable value for our stockholders over the long-term. Whether or not an asset acquisition or new development results in higher per share net income or FFO in any given period depends upon a number of factors, including whether the net operating income for any such period exceeds the actual cost of capital used to finance the acquisition. Forward-looking information regarding 2013 operating performance contained below under "Results of Operations" excludes the impact of any potential acquisitions or dispositions that are completed during the remainder of 2013.

Results of Operations

Three Months Ended September 30, 2013 and 2012

Rental and Other Revenues

Rental and other revenues from continuing operations were $23.9 million, or 19.3%, higher in the third quarter of 2013 as compared to 2012 primarily due to recent acquisitions, which accounted for $22.5 million of the increase, and the recognition of $1.1 million of deferred leasing commission income that was received in connection with the acquisition of our joint venture partner’s 60.0% interest in the HIW-KC Orlando, LLC joint venture. This amount relates to leasing fees that were scheduled to have been paid to us by the joint venture over the term of leases signed before the transaction.

Operating Expenses

Rental property and other expenses were $9.5 million, or 20.6%, higher in the third quarter of 2013 as compared to 2012 primarily due to recent acquisitions, which accounted for $9.1 million of the increase, and higher same property operating expenses of $0.6 million. Same property operating expenses were higher in the third quarter of 2013 as compared to 2012 primarily due to higher repairs and maintenance and contract services, partly offset by lower utilities.

Operating margin, defined as rental and other revenues less rental property and other expenses expressed as a percentage of rental and other revenues, was lower at 62.4% for the third quarter of 2013 as compared to 62.8% for the third quarter of 2012.

Depreciation and amortization was $11.1 million, or 29.9%, higher in the third quarter of 2013 as compared to 2012 primarily due to recent acquisitions.

General and administrative expenses were $0.8 million, or 7.8%, lower in the third quarter of 2013 as compared to 2012 primarily due to lower incentive compensation, partly offset by higher salaries and acquisition costs.

Interest Expense

Interest expense was relatively unchanged in the third quarter of 2013 as compared to 2012 due to higher average debt balances and financing obligation interest expense offset by lower average interest rates and higher capitalized interest.

Other Income

Other income was $0.4 million, or 19.1%, lower in the third quarter of 2013 as compared to 2012 primarily due to a bankruptcy settlement in 2012.

Gain on Acquisition of Controlling Interest in Unconsolidated Affiliate

We recorded a gain on acquisition of controlling interest in unconsolidated affiliate of $7.5 million in the third quarter of 2013 due to acquiring our joint venture partner's 60.0% interest in the HIW-KC Orlando, LLC joint venture.

Equity in Earnings/(Losses) of Unconsolidated Affiliates

Equity in earnings/(losses) of unconsolidated affiliates was $4.5 million lower in the third quarter of 2013 as compared to 2012 primarily due to our share of impairment of real estate assets on an office property in our DLF I joint venture of $3.5 million, which resulted from a change in the assumed timing of future disposition, and the acquisition of our joint venture partner’s 60.0% interest in the HIW-KC Orlando, LLC joint venture in the third quarter of 2013.

Net Gains on Disposition of Discontinued Operations

Net gains on disposition of discontinued operations were $15.0 million higher in the third quarter of 2013 as compared to 2012 due to the net effect of our disposition activity.

Earnings Per Common Share - Diluted

Diluted earnings per common share was $0.18, or 41.9%, higher in the third quarter of 2013 as compared to 2012 due to an increase in net income for the reasons discussed above, offset by an increase in the weighted average Common Shares outstanding from the 2012 and 2013 issuances under our equity sales agreements and the August 2013 Common Stock offering.

Nine Months Ended September 30, 2013 and 2012

Rental and Other Revenues

Rental and other revenues from continuing operations were $47.9 million, or 13.0%, higher in the nine months ended September 30, 2013 as compared to 2012 primarily due to recent acquisitions, which accounted for $46.6 million of the increase, and the recognition of $1.1 million of deferred leasing commission income that was received in connection with the acquisition of our joint venture partner’s 60.0% interest in the HIW-KC Orlando, LLC joint venture. This amount relates to leasing fees that were scheduled to have been paid to us by the joint venture over the term of leases signed before the transaction.

Operating Expenses

Rental property and other expenses were $17.7 million, or 13.2%, higher in the nine months ended September 30, 2013 as compared to 2012 primarily due to recent acquisitions, which contributed $18.0 million to the net increase.

Operating margin, defined as rental and other revenues less rental property and other expenses expressed as a percentage of rental and other revenues, was slightly lower at 63.5% for the nine months ended September 30, 2013, as compared to 63.6% for the nine months ended September 30, 2012.

Depreciation and amortization was $19.7 million, or 17.8%, higher in the nine months ended September 30, 2013 as compared to 2012 primarily due to recent acquisitions.

General and administrative expenses were $0.4 million, or 1.2%, lower in the nine months ended September 30, 2013 as compared to 2012 primarily due to lower incentive compensation, partly offset by higher salaries and acquisition costs.

Interest Expense

Interest expense was $1.8 million, or 2.5%, lower in the nine months ended September 30, 2013 as compared to 2012 primarily due to lower average interest rates and higher capitalized interest, partly offset by higher average debt balances.

Other Income

Other income was $0.1 million, or 2.5%, lower in the nine months ended September 30, 2013 as compared to 2012 primarily due to a decrease in interest income on notes receivable resulting from the 2012 repayment of a secured loan made to our DLF I joint venture in 2011 and a bankruptcy settlement in 2012, partly offset by a higher loss on debt extinguishment in 2012.

Gain on Acquisition of Controlling Interest in Unconsolidated Affiliate

We recorded a gain on acquisition of controlling interest in unconsolidated affiliate of $7.5 million in the nine months ended September 30, 2013 due to acquiring our joint venture partner's 60.0% interest in the HIW-KC Orlando, LLC joint venture.

Equity in Earnings/(Losses) of Unconsolidated Affiliates

Equity in earnings/(losses) of unconsolidated affiliates was $4.5 million lower in the nine months ended September 30, 2013 as compared to 2012 primarily due to our share of impairments of real estate assets on certain office properties in our DLF I joint venture of $4.5 million in the first and third quarters of 2013 and the acquisition of our joint venture partner’s 60.0% interest in the HIW-KC Orlando, LLC joint venture in the third quarter of 2013. Partly offsetting this decrease was our share of impairments of real estate assets on two office properties in our DLF I joint venture of $1.0 million in the first quarter of 2012. These impairments were due to a change in the assumed timing of future dispositions and/or leasing assumptions.

Impairments of Real Estate Assets in Discontinued Operations

Impairments of real estate assets in discontinued operations were $2.2 million higher in the nine months ended September 30, 2013 as compared to 2012 due to impairments of $1.1 million on seven industrial properties in Atlanta, GA in the first quarter of 2013 and $1.1 million on four properties in a single office park in Winston-Salem, NC in the second quarter of 2013. These impairments were due to a change in the assumed timing of future dispositions and leasing assumptions. We recorded no such impairments in the first nine months of 2012.

Net Gains on Disposition of Discontinued Operations

Net gains on disposition of discontinued operations were $22.9 million higher in the nine months ended September 30, 2013 as compared to 2012 due to the net effect of our disposition activity.

Earnings Per Common Share - Diluted

Diluted earnings per common share was $0.27, or 32.1%, higher in the nine months ended September 30, 2013 as compared to 2012 due to an increase in net income for the reasons discussed above, offset by an increase in the weighted average Common Shares outstanding from the 2012 and 2013 issuances under our equity sales agreements and the August 2013 Common Stock offering.

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

Statements of Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in the Company’s cash flows ($ in thousands):

	Nine Months Ended September 30,
	2013	2012	Change
Net Cash Provided By Operating Activities	$186,512	$138,018	$48,494
Net Cash (Used In) Investing Activities	(401,574)	(94,750)	(306,824)
Net Cash Provided By/(Used In) Financing Activities	232,968	(45,370)	278,338
Total Cash Flows	$17,906	$(2,102)	$20,008

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

The change in net cash related to operating activities in the nine months ended September 30, 2013 as compared to 2012 was primarily due to higher net cash from the operations of acquired properties and lower cash paid for operating expenses in 2013.

The change in net cash related to investing activities in the nine months ended September 30, 2013 as compared to 2012 was primarily due to higher acquisition and development activity and higher expenditures on tenant and building improvements in 2013, partly offset by higher net proceeds from dispositions of real estate assets and higher distributions of capital from unconsolidated affiliates in 2013.

The change in net cash related to financing activities in the nine months ended September 30, 2013 as compared to 2012 was primarily due to higher net borrowings, higher proceeds from the issuance of Common Stock and contributions from noncontrolling interests in consolidated affiliates in 2013, partly offset by higher dividends on Common Stock in 2013.

Capitalization

The following table sets forth the Company’s capitalization (in thousands, except per share amounts):

	September 30, 2013	December 31, 2012
Mortgages and notes payable, at recorded book value	$2,050,061	$1,859,162
Financing obligations	$28,192	$29,358
Preferred Stock, at liquidation value	$29,077	$29,077
Common Stock outstanding	89,911	80,311
Common Units outstanding (not owned by the Company)	2,944	3,733
Per share stock price at period end	$35.31	$33.45
Market value of Common Stock and Common Units	$3,278,710	$2,811,272
Total capitalization	$5,386,040	$4,728,869

At September 30, 2013, our mortgages and notes payable and outstanding preferred stock represented 38.6% of our total capitalization and 42.6% of the undepreciated book value of our assets.

Our mortgages and notes payable as of September 30, 2013 consisted of $591.8 million of secured indebtedness with a weighted average interest rate of 5.03% and $1,458.2 million of unsecured indebtedness with a weighted average interest rate of 4.14%. The secured indebtedness was collateralized by real estate assets with an aggregate undepreciated book value of $971.2 million.

Current and Future Cash Needs

Rental and other revenues are our principal source of funds to meet our short-term liquidity requirements. Other sources of funds for short-term liquidity needs include available working capital and borrowings under our existing revolving credit facility, which had $190.5 million of availability at October 21, 2013. Our short-term liquidity requirements primarily consist of operating expenses, interest and principal amortization on our debt, distributions and capital expenditures, including building improvement costs, tenant improvement costs and lease commissions. Building improvements are capital costs to maintain or enhance existing buildings not typically related to a specific customer. Tenant improvements are the costs required to customize space for the specific needs of customers. We anticipate that our available cash and cash equivalents and cash provided by operating activities, together with cash available from borrowings under our revolving credit facility, will be adequate to meet our short-term liquidity requirements.

Our long-term liquidity uses generally consist of the retirement or refinancing of debt upon maturity (including mortgage debt, our revolving credit facility, term loans and other unsecured debt), funding of existing and new building development or land infrastructure projects and funding acquisitions of buildings and development land. Our expected future capital expenditures for started and/or committed new development projects were $199.5 million at September 30, 2013. Additionally, we may, from time to time, retire some or all of our remaining outstanding Preferred Stock and/or unsecured debt securities through redemptions, open market repurchases, privately negotiated acquisitions or otherwise.

We expect to meet our long-term liquidity needs through a combination of:

•	cash flow from operating activities;

•	bank term loans and borrowings under our revolving credit facility;

•	the issuance of unsecured debt;

•	the issuance of secured debt;

•	the issuance of equity securities by the Company or the Operating Partnership; and

•	the disposition of non-core assets.

Acquisition and Disposition Activity

During the third quarter of 2013, we acquired our joint venture partner's 60.0% interest in the HIW-KC Orlando, LLC joint venture, which owns five office properties in Orlando, FL encompassing 1.3 million square feet, for a net purchase price of $112.8 million. The purchase price included the assumption of secured debt recorded at fair value of $127.9 million, with an effective interest rate of 3.11%. This debt matures in July 2014. We previously accounted for our 40.0% interest in this joint venture using the equity method of accounting. As a result of acquiring a controlling interest in this joint venture, our previously held equity interest was remeasured at a fair value of $75.2 million resulting in a gain of $7.5 million.

During the third quarter of 2013, we also acquired:

•	an office property in Nashville, TN encompassing 520,000 square feet for a net purchase price of $150.1 million; and

•
our DLF II joint venture partner's 57.0% interest in two office properties in Atlanta, GA encompassing 505,000 square feet for a net purchase price of $44.5 million, including the assumption of secured debt recorded at fair value of $37.6 million, with an effective interest rate of 3.34%. This debt matures in April 2015.

We expensed $0.8 million of acquisition costs (included in general and administrative expenses) related to these transactions. The assets acquired and liabilities assumed were recorded at fair value as determined by management based on information available at the acquisition date and on current assumptions as to future operations. We have invested or intend to invest an additional $8.9 million in the aggregate of planned building improvements and future tenant improvements committed under existing leases acquired in these building acquisitions. Based on the total anticipated investment of $316.3 million, the weighted average capitalization rate for the acquisitions of these buildings, which were 82.7% occupied on average as of the respective closing dates, is 7.4% using projected GAAP net operating income for 2014. These forward-looking statements are subject to risks and uncertainties. See “Disclosure Regarding Forward-Looking Statements.”

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

During the third quarter of 2013, we sold:

•	an office property in Tampa, FL for a sale price of $11.6 million and recorded a gain on disposition of discontinued operations of $1.2 million; and

•
sixteen industrial properties and a land parcel in a single transaction in Atlanta, GA for a sale price of $91.6 million (before $0.3 million in closing credits to buyer for unfunded tenant improvements and after $0.3 million in closing credits to buyer for free rent). We recorded gains on disposition of discontinued operations of $36.7 million related to the industrial properties and a gain on disposition of property of less than $0.1 million related to the land parcel.

On October 2, 2013, we sold an office property in Atlanta, GA for a sale price of $13.8 million and expect to record a gain on disposition of discontinued operations of $3.0 million.

On October 24, 2013, we sold four office properties in Winston-Salem, NC for a sale price of $6.2 million and expect to record a gain on disposition of discontinued operations of $0.1 million.

On October 28, 2013, we sold an office property in Winston-Salem, NC for a sale price of $5.3 million and expect to record a gain on disposition of discontinued operations of $2.5 million.

Financing Activity

During 2013, we entered into separate equity sales agreements with each of Wells Fargo Securities, LLC, BB&T Capital Markets, a division of BB&T Securities, LLC, Comerica Securities, Inc., Jefferies LLC and Piper Jaffray & Co. During the third quarter of 2013, the Company issued 904,809 shares of Common Stock at an average gross sales price of $35.81 per share and received net proceeds, after sales commissions, of $31.9 million. We paid an aggregate of $0.5 million in sales commissions to Wells Fargo Securities, LLC and Jefferies LLC during the third quarter of 2013.

On August 13, 2013, the Company issued 4,312,500 shares of Common Stock in a public offering and received net proceeds of $150.9 million. The Company used the net proceeds from the offering to repay borrowings outstanding under our unsecured revolving credit facility, to fund property acquisitions and development activity and for general corporate purposes.

Our $475.0 million unsecured revolving credit facility is scheduled to mature in July 2015 and includes an accordion feature that allows for an additional $75.0 million of borrowing capacity subject to additional lender commitments. Assuming no defaults have occurred, we have an option to extend the maturity for an additional year. The interest rate at our current credit ratings is LIBOR plus 130 basis points and the annual facility fee is 25 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody's Investors Service or Standard & Poor's Ratings Services. We use our revolving credit facility for working capital purposes and for the short-term funding of our development and acquisition activity and, in certain instances, the repayment of other debt. The continued ability to borrow under the revolving credit facility allows us to quickly capitalize on strategic opportunities at short-term interest rates. There was $206.4 million and $284.4 million outstanding under our revolving credit facility at September 30, 2013 and October 21, 2013, respectively. At both September 30, 2013 and October 21, 2013, we had $0.1 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at September 30, 2013 and October 21, 2013 was $268.5 million and $190.5 million, respectively.

During the third quarter of 2013, we prepaid without penalty the remaining $114.7 million balance on two secured mortgage loans bearing interest at a weighted average rate of 5.75% that were originally scheduled to mature in December 2013.

On October 1, 2013, our consolidated Highwoods-Markel Associates, LLC joint venture prepaid without penalty the remaining $32.3 million balance on four secured mortgage loans bearing interest at a weighted average rate of 5.79% that were originally scheduled to mature in January 2014.

On October 3, 2013, we prepaid without penalty a secured mortgage loan with a fair market value of $67.5 million bearing an effective interest rate of 5.12% that was originally scheduled to mature in January 2014.

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

The Operating Partnership has the following unsecured notes currently outstanding ($ in thousands):

	Face Amount	Carrying Amount	Stated Interest Rate	Effective Interest Rate
Notes due in 2017	$379,685	$379,282	5.850%	5.880%
Notes due in 2018	$200,000	$200,000	7.500%	7.500%
Notes due in 2023	$250,000	$247,558	3.625%	3.752%

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

Off Balance Sheet Arrangements

See "Acquisition and Disposition Activity" for a description of the acquisitions of (1) our joint venture partner's 60.0% interest in our KC Orlando joint venture and (2) two office properties in Atlanta, GA from our DLF II joint venture.

During the third quarter of 2013, our DLF I joint venture recorded impairment of real estate assets of $15.3 million on an office property in Orlando, FL. We recorded $3.5 million as our share of this impairment charge through equity in earnings of unconsolidated affiliates. This impairment was due to a change in the assumed timing of future disposition, which reduced the future expected cash flows from the impaired property.

Critical Accounting Estimates

There were no changes made by management to the critical accounting policies in the nine months ended September 30, 2013. For a description of our critical accounting estimates, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our 2012 Annual Report on Form 10-K.

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

The Company's presentation of FFO is consistent with FFO as defined by the National Association of Real Estate Investment Trusts, which is calculated as follows:

•	Net income/(loss) computed in accordance with GAAP;

•	Less net income attributable to noncontrolling interests in consolidated affiliates;

•	Plus depreciation and amortization of depreciable operating properties;

•
Less gains, or plus losses, from sales of depreciable operating properties and acquisition of controlling interest in unconsolidated affiliate, plus impairments on depreciable operating properties and excluding items that are classified as extraordinary items under GAAP;

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

The following table sets forth the Company's FFO, FFO available for common stockholders and FFO available for common stockholders per share ($ in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Funds from operations:
Net income	$56,068	$35,796	$99,407	$68,626
Net (income) attributable to noncontrolling interests in consolidated affiliates	(203)	(159)	(593)	(566)
Depreciation and amortization of real estate assets	47,561	36,483	128,677	109,134
(Gain) on acquisition of controlling interest in unconsolidated affiliate	(7,451)	—	(7,451)	—
Unconsolidated affiliates:
Depreciation and amortization of real estate assets	1,628	2,028	5,735	5,801
Impairments of depreciable properties	3,487	—	4,507	1,002
(Gains) on disposition of depreciable properties	—	—	(431)	—
Discontinued operations:
Depreciation and amortization of real estate assets	665	1,610	3,166	7,108
Impairments of depreciable properties	—	—	2,194	—
(Gains) on disposition of depreciable properties	(37,946)	(22,936)	(52,353)	(29,455)
Funds from operations	63,809	52,822	182,858	161,650
Dividends on Preferred Stock	(627)	(627)	(1,881)	(1,881)
Funds from operations available for common stockholders	$63,182	$52,195	$180,977	$159,769
Funds from operations available for common stockholders per share	$0.70	$0.65	$2.07	$2.03
Weighted average shares outstanding (1)	90,769	80,495	87,443	78,568
__________

(1)	Includes assumed conversion of all potentially dilutive Common Stock equivalents.

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

Our same property portfolio currently consists of 257 in-service office, industrial and retail properties encompassing 24.9 million square feet that were wholly owned during the entirety of the periods presented (from January 1, 2012 to September 30, 2013). In our 2012 Annual Report on Form 10-K, our same property portfolio consisted of 284 in-service office, industrial and retail properties encompassing 25.8 million square feet that were wholly owned during the entirety of the periods presented therein (from January 1, 2011 to December 31, 2012). The change in our same property portfolio was due to the addition of eight office properties encompassing 2.1 million square feet acquired during 2011 and two newly developed office properties encompassing 0.2 million square feet placed in service during 2011, offset by the removal of eight office properties and 29 industrial properties encompassing 3.2 million square feet classified as discontinued operations during 2013.

Rental and other revenues related to properties not in our same property portfolio were $29.2 million and $5.3 million for the three months ended September 30, 2013 and 2012, respectively, and $61.6 million and $13.0 million for the nine months ended September 30, 2013 and 2012, respectively. Rental property and other expenses related to properties not in our same property portfolio were $11.6 million and $2.8 million for the three months ended September 30, 2013 and 2012, respectively, and $25.0 million and $7.5 million for the nine months ended September 30, 2013 and 2012, respectively.

The following table sets forth the Company’s NOI and same property NOI:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Income from continuing operations before disposition of property and condominiums and acquisition of controlling interest in and equity in earnings/(losses) of unconsolidated affiliates	$12,714	$9,052	$39,781	$27,222
Other income	(1,550)	(1,916)	(4,786)	(4,910)
Interest expense	23,672	23,612	70,826	72,661
General and administrative expenses	8,969	9,725	27,948	28,298
Depreciation and amortization	48,124	37,041	130,390	110,656
Net operating income from continuing operations	91,929	77,514	264,159	233,927
Less – non same property and other net operating income	(17,574)	(2,494)	(36,587)	(5,498)
Total same property net operating income from continuing operations	$74,355	$75,020	$227,572	$228,429

Rental and other revenues	$147,294	$123,418	$415,961	$368,029
Rental property and other expenses	55,365	45,904	151,802	134,102
Total net operating income from continuing operations	91,929	77,514	264,159	233,927
Less – non same property and other net operating income	(17,574)	(2,494)	(36,587)	(5,498)
Total same property net operating income from continuing operations	$74,355	$75,020	$227,572	$228,429

Total same property net operating income from continuing operations	$74,355	$75,020	$227,572	$228,429
Less – straight-line rent and lease termination fees	(1,967)	(3,273)	(8,200)	(13,400)
Same property cash net operating income from continuing operations	$72,388	$71,747	$219,372	$215,029

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our market risk as of June 30, 2013, see "Quantitative and Qualitative Disclosures About Market Risk" in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013.

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

SEC rules also require us to establish and maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in internal control over financial reporting during the three months ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. There were also no changes in internal control over financial reporting during the three months ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the third quarter of 2013, the Company issued an aggregate of 716,673 shares of Common Stock to holders of Common Units in the Operating Partnership upon the redemption of a like number of Common Units in private offerings exempt from the registration requirements pursuant to Section 4(2) of the Securities Act. Each of the holders of Common Units was an accredited investor under Rule 501 of the Securities Act. The resale of such shares was registered by the Company under the Securities Act.

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

Date: October 29, 2013