Form 10-K
period 2013-12-31
HIGHWOODS PROPERTIES INC; HIGHWOODS REALTY LTD PARTNERSHIP
filed 2014-02-10
CIK 921082, 941713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2013

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
Highwoods Properties, Inc.  Yes  ☐    No ☒    Highwoods Realty Limited Partnership  Yes  ☐    No ☒

The aggregate market value of shares of Common Stock of Highwoods Properties, Inc. held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on June 30, 2013 was approximately $3.0 billion. At January 31, 2014, there were 89,925,332 shares of Common Stock outstanding.

There is no public trading market for the Common Units of Highwoods Realty Limited Partnership. As a result, an aggregate market value of the Common Units of Highwoods Realty Limited Partnership cannot be determined.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of Highwoods Properties, Inc. to be filed in connection with its Annual Meeting of Stockholders to be held May 13, 2014 are incorporated by reference in Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14.

EXPLANATORY NOTE

We refer to Highwoods Properties, Inc. as the “Company,” Highwoods Realty Limited Partnership as the “Operating Partnership,” the Company’s common stock as “Common Stock” or “Common Shares,” the Company’s preferred stock as “Preferred Stock” or “Preferred Shares,” the Operating Partnership’s common partnership interests as “Common Units” and the Operating Partnership’s preferred partnership interests as “Preferred Units." References to “we” and “our” mean the Company and the Operating Partnership, collectively, unless the context indicates otherwise.

The Company conducts its activities through the Operating Partnership and is its sole general partner. The partnership agreement provides that the Operating Partnership will assume and pay when due, or reimburse the Company for payment of, all costs and expenses relating to the ownership and operations of, or for the benefit of, the Operating Partnership. The partnership agreement further provides that all expenses of the Company are deemed to be incurred for the benefit of the Operating Partnership.

Certain information contained herein is presented as of January 31, 2014, the latest practicable date for financial information prior to the filing of this Annual Report.

This report combines the Annual Reports on Form 10-K for the period ended December 31, 2013 of the Company and the Operating Partnership. We believe combining the annual reports into this single report results in the following benefits:

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

To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•	Item 6 - Selected Financial Data;

•	Item 9A - Controls and Procedures;

•	Item 15 - Certifications of CEO and CFO Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act;

•	Consolidated Financial Statements; and

•	the following Notes to Consolidated Financial Statements:

•	Note 4 - Investments in and Advances to Affiliates;

•	Note 10 - Noncontrolling Interests;

•	Note 12 - Equity;

•	Note 17 - Earnings Per Share and Per Unit;

•	Note 18 - Income Taxes; and

•	Note 20 - Quarterly Financial Data.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

PART I

ITEM 1. BUSINESS

General

Highwoods Properties, Inc., headquartered in Raleigh, North Carolina, is a publicly-traded real estate investment trust ("REIT"). The Company is a fully integrated REIT that provides leasing, management, development, construction and other customer-related services for its properties and for third parties. Our Common Stock is traded on the New York Stock Exchange ("NYSE") under the symbol "HIW." At December 31, 2013, we owned or had an interest in 32.2 million rentable square feet of in-service office, industrial and retail properties, 0.9 million rentable square feet of office properties under development and approximately 600 acres of development land. Our properties and development land are located in Florida, Georgia, Missouri, North Carolina, Pennsylvania, South Carolina, Tennessee and Virginia.

At December 31, 2013, the Company owned all of the Preferred Units and 89.5 million, or 96.8%, of the Common Units. Limited partners own the remaining 2.9 million Common Units. Generally, the Operating Partnership is obligated to redeem each Common Unit at the request of the holder thereof for cash equal to the value of one share of Common Stock based on the average of the market price for the 10 trading days immediately preceding the notice date of such redemption, provided that the Company, at its option, may elect to acquire any such Common Units presented for redemption for cash or one share of Common Stock. The Common Units owned by the Company are not redeemable.

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

During 2013, the Company filed unqualified Section 303A certifications with the NYSE. The Company and the Operating Partnership have also filed the CEO and CFO certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as exhibits to this Annual Report.

Business and Operating Strategy

Our Strategic Plan focuses on:

•	owning high-quality, differentiated real estate assets in the key infill business districts in our core markets;

•	improving the operating results of our existing properties through concentrated leasing, asset management, cost control and customer service efforts;

•	developing and acquiring office properties in key infill business districts that improve the overall quality of our portfolio and generate attractive returns over the long-term for our stockholders;

•	disposing of properties no longer considered to be core assets primarily due to location, age, quality and overall strategic fit; and

•	maintaining a conservative and flexible balance sheet with ample liquidity to meet our funding needs and growth prospects.

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

Geographic Diversification. Our core portfolio consists primarily of office properties in Raleigh, Atlanta, Tampa, Nashville, Memphis, Pittsburgh, Richmond and Orlando, office and industrial properties in Greensboro and retail and office properties in Kansas City. We do not believe that our operations are significantly dependent upon any particular geographic market.

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

Competition

Our properties compete for customers with similar properties located in our markets primarily on the basis of location, rent, services provided and the design, quality and condition of the facilities. We also compete with other domestic and foreign REITs, financial institutions, pension funds, partnerships, individual investors and others when attempting to acquire, develop and operate properties.

Employees

At December 31, 2013, we had 426 full-time employees.

ITEM 1A. RISK FACTORS

An investment in our securities involves various risks. Investors should carefully consider the following risk factors in conjunction with the other information contained in this Annual Report before trading in our securities. If any of these risks actually occur, our business, results of operations, prospects and financial condition could be adversely affected.

Adverse economic conditions in our markets that negatively impact the demand for office space, such as high unemployment, may result in lower occupancy and rental rates for our portfolio, which would adversely affect our results of operations. While we own and operate a limited number of industrial and retail properties, our results of operations depend heavily on successfully leasing and operating our office properties, which represent over 90% of rental and other revenues. Economic growth and employment levels in our core markets are and will continue to be important determinative factors in predicting our future results of operations.

Key components affecting our rental and other revenues include average occupancy and rental rates. Average occupancy generally increases during times of improving economic growth, as our ability to lease space outpaces vacancies that occur upon the expirations of existing leases. Average occupancy generally declines during times of slower or negative economic growth and decreasing office employment because new vacancies tend to outpace our ability to lease space. In addition, the timing of changes in occupancy levels tends to lag the timing of changes in overall economic activity and employment levels. For additional information regarding our average occupancy and rental rate trends over the past five years, see “Item 2. Properties.” Lower rental revenues that result from lower average occupancy or lower rental rates with respect to our same property portfolio will adversely affect our results of operations unless offset by the impact of any newly acquired or developed properties or lower variable operating expenses, general and administrative expenses and/or interest expense.

We face considerable competition in the leasing market and may be unable to renew existing leases or re-let space on terms similar to the existing leases, or we may spend significant capital in our efforts to renew and re-let space, which may adversely affect our results of operations. In addition to seeking to increase our average occupancy by leasing current vacant space, we also concentrate our leasing efforts on renewing existing leases. Because we compete with a number of other developers, owners and operators of office and office-oriented, mixed-use properties, we may be unable to renew leases with our existing customers and, if our current customers do not renew their leases, we may be unable to re-let the space to new customers. To the extent that we are able to renew existing leases or re-let such space to new customers, heightened competition resulting from adverse market conditions may require us to utilize rent concessions and tenant improvements to a greater extent than we have historically. Further, changes in space utilization by our customers due to technology, economic conditions and business culture also affect the occupancy of our properties. As a result, customers may seek to downsize by leasing less space from us upon any renewal.

If our competitors offer space at rental rates below current market rates or below the rental rates we currently charge our customers, we may lose existing and potential customers, and we may be pressured to reduce our rental rates below those we currently charge in order to retain customers upon expiration of their existing leases. Even if our customers renew their leases or we are able to re-let the space, the terms and other costs of renewal or re-letting, including the cost of required renovations, increased tenant improvement allowances, leasing commissions, reduced rental rates and other potential concessions, may be less favorable than the terms of our current leases and could require significant capital expenditures. From time to time, we may also agree to modify the terms of existing leases to incentivize customers to renew their leases. If we are unable to renew leases or re-let space in a reasonable time, or if our rental rates decline or our tenant improvement costs, leasing commissions or other costs increase, our financial condition and results of operations could be materially adversely affected.

Difficulties or delays in renewing leases with large customers or re-leasing space vacated by large customers would materially impact our results of operations. Our 20 largest customers account for a significant portion of our revenues. See “Item 2. Properties - Customers” and “Item 2. Properties - Lease Expirations.” There are no assurances that these customers, or any of our other large customers, will renew all or any of their space upon expiration of their current leases.

Some of our leases provide customers with the right to terminate their leases early, which could have an adverse effect on our financial condition and results of operations. Certain of our leases permit our customers to terminate their leases as to all or a portion of the leased premises prior to their stated lease expiration dates under certain circumstances, such as providing notice by a certain date and, in most cases, paying a termination fee. To the extent that our customers exercise early termination rights, our results of operations will be adversely affected, and we can provide no assurances that we will be able to generate an equivalent amount of net effective rent by leasing the vacated space to new third party customers.

An oversupply of space in our markets would typically cause rental rates and occupancies to decline, making it more difficult for us to lease space at attractive rental rates, if at all. Undeveloped land in many of the markets in which we operate is generally more readily available and less expensive than in higher barrier-to-entry markets such as New York, Chicago, Boston, San Francisco and Los Angeles. As a result, even during times of positive economic growth, our competitors could construct new buildings that would compete with our properties. Any such oversupply could result in lower occupancy and rental rates in our portfolio, which would have a negative impact on our results of operations.

In order to maintain and/or increase the quality of our properties and successfully compete against other properties, we regularly must spend money to maintain, repair, renovate and improve our properties, which could negatively impact our financial condition and results of operations. If our properties are not as attractive to customers due to physical condition as properties owned by our competitors, we could lose customers or suffer lower rental rates. As a result, we may from time to time be required to make significant capital expenditures to maintain or enhance the competitiveness of our properties. There can be no assurances that any such expenditures would result in higher occupancy or higher rental rates or deter existing customers from relocating to properties owned by our competitors.

Our results of operations and financial condition could be adversely affected by financial difficulties experienced by a major customer, or by a number of smaller customers, including bankruptcies, insolvencies or general downturns in business. The success of our investments and stability of our operations depend on the financial stability of our customers. A default or termination by a significant customer on its lease payments to us would cause us to lose the revenue associated with such lease. In the event of a customer default or bankruptcy, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing the property. We cannot evict a customer solely because of its bankruptcy. On the other hand, a court might authorize the customer to reject and terminate its lease. In such case, our claim against the bankrupt customer for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease. As a result, our claim for unpaid rent would likely not be paid in full. If a customer defaults on or terminates a significant lease, we may not be able to recover the full amount of unpaid rent or be able to lease the property for the rent previously received, if at all. In any of these instances, we may also be required to write off deferred leasing costs and accrued straight-line rents receivable. These events would adversely impact our financial condition and results of operations.

Costs of complying with governmental laws and regulations may adversely affect our results of operations. All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. Some of these laws and regulations may impose joint and several liability on customers, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may hinder our ability to sell, rent or pledge such property as collateral for future borrowings.

Compliance with new laws or regulations or stricter interpretation of existing laws may require us to incur significant expenditures. Future laws or regulations may impose significant environmental liability. Additionally, our customers' operations, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply and that may subject us to liability in the form of fines or damages for noncompliance. Any expenditures, fines or damages we must pay would adversely affect our results of operations. Proposed legislation to address climate change could increase utility and other costs of operating our properties.

Discovery of previously undetected environmentally hazardous conditions may adversely affect our financial condition and results of operations. Under various federal, state and local environmental laws and regulations, a current or previous property owner or operator may be liable for the cost to remove or remediate hazardous or toxic substances on such property. These costs could be significant. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require significant expenditures or prevent us from entering into leases with prospective customers that may be impacted by such laws. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos-containing materials. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances. The cost of defending against claims of liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could adversely affect our financial condition and results of operations.
Our same property results of operations would suffer if costs of operating our properties, such as real estate taxes, utilities, insurance, maintenance and other costs, rise faster than our ability to increase rental revenues and/or cost recovery income. While we receive additional rent from our customers that is based on recovering a portion of operating expenses, increased operating expenses will negatively impact our results of operations. Our revenues, including cost recovery income, are subject to longer-term leases and may not be quickly increased sufficient to recover an increase in operating costs and expenses. Furthermore, the costs associated with owning and operating a property are not necessarily reduced when circumstances such as market factors and competition cause a reduction in rental revenues from the property. Increases in same property operating expenses would adversely affect our results of operations unless offset by higher rental rates, higher cost recovery income, the impact of any newly acquired or developed properties, or lower general and administrative expenses and/or interest expense.

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

Further, we face significant competition for attractive investment opportunities from an indeterminate number of other real estate investors, including investors with significantly greater capital resources and access to capital than we have, such as domestic and foreign corporations and financial institutions, publicly-traded and privately-held REITs, private institutional investment funds, investment banking firms, life insurance companies and pension funds. Moreover, owners of office properties may be reluctant to sell, resulting in fewer acquisition opportunities. As a result of such increased competition and limited opportunities, we may be unable to acquire additional properties or the purchase price of such properties may be significantly elevated and reduce our expected return from making any such acquisitions.

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

Certain of our properties have low tax bases relative to their estimated current fair values, and accordingly, the sale of such assets would generate significant taxable gains unless we sold such properties in a tax-deferred exchange under Section 1031 of the Internal Revenue Code or another tax-free or tax-deferred transaction. For an exchange to qualify for tax-deferred treatment under Section 1031, the net proceeds from the sale of a property must be held by an escrow agent until applied toward the purchase of real estate qualifying for gain deferral. Given the competition for properties meeting our investment criteria, there could be a delay in reinvesting such proceeds. Any delay in using the reinvestment proceeds to acquire additional income producing assets would adversely affect our results of operations. Additionally, in connection with tax-deferred 1031 transactions, our restricted cash balances may be commingled with other funds being held by any such escrow agent, which subjects our balance to the credit risk of the institution.

Because holders of Common Units, including one of our directors, may suffer adverse tax consequences upon the sale of some of our properties, they may seek to influence us not to sell certain properties even if such a sale would otherwise be in our best interest. Holders of Common Units may suffer adverse tax consequences upon the sale of certain properties. Therefore, holders of Common Units, including one of our directors, may have different objectives than our stockholders regarding the appropriate pricing and timing of a property's sale. Although the Company is the sole general partner of the Operating Partnership and has the exclusive authority to sell any of our properties, those who hold Common Units may seek to influence us not to sell certain properties even if such sale might be financially advantageous to us or influence us to enter into tax deferred exchanges with the proceeds of such sales when such a reinvestment might not otherwise be in our best interest.

Our use of joint ventures may limit our flexibility with jointly owned investments. In appropriate circumstances, we intend to develop and acquire properties in joint ventures with other persons or entities when circumstances warrant the use of these structures. Our participation in joint ventures is subject to the risks that:

•	we could become engaged in a dispute with any of our joint venture partners that might affect our ability to develop or operate a property;

•	our joint ventures are subject to debt and in the current credit markets the refinancing of such debt may require equity capital calls;

•	our joint venture partners may default on their obligations necessitating that we fulfill their obligation ourselves;

•	our joint venture partners may have different objectives than we have regarding the appropriate timing and terms of any sale or refinancing of properties;

•	our joint venture partners may be structured differently than us for tax purposes and this could create conflicts of interest;

•	our joint venture partners may have competing interests in our markets that could create conflicts of interest; and

•	our joint ventures may be unable to repay any amounts that we may loan to it.

Our insurance coverage on our properties may be inadequate. We carry insurance on all of our properties, including insurance for liability, fire, windstorms, floods, earthquakes and business interruption. Insurance companies, however, limit coverage against certain types of losses, such as losses due to terrorist acts, named windstorms, earthquakes and toxic mold. Thus, we may not have insurance coverage, or sufficient insurance coverage, against certain types of losses and/or there may be decreases in the insurance coverage available. Should an uninsured loss or a loss in excess of our insured limits occur, we could lose all or a portion of the capital we have invested in a property or properties, as well as the anticipated future operating income from the property or properties. If any of our properties were to experience a catastrophic loss, it could disrupt our operations, delay revenue and result in large expenses to repair or rebuild the property. Further, if any of our insurance carriers were to become insolvent, we would be forced to replace the existing insurance coverage with another suitable carrier, and any outstanding claims would be at risk for collection. In such an event, we cannot be certain that we would be able to replace the coverage at similar or otherwise favorable terms. Such events could adversely affect our results of operations and financial condition.

We have obtained title insurance policies for each of our properties, typically in an amount equal to its original purchase price.  However, these policies may be for amounts less than the current or future values of our properties. In such event, if there is a title defect relating to any of our properties, we could lose some of the capital invested in and anticipated profits from such property.

Our use of debt to finance a significant portion of our operations could have a material adverse effect on our financial condition and results of operations. We are subject to risks associated with debt financing, such as the sufficiency of cash flow to meet required payment obligations, ability to comply with financial ratios and other covenants and the availability of capital to refinance existing indebtedness or fund important business initiatives. If we breach covenants in our debt agreements, the lenders can declare a default and, if the debt is secured, can take possession of the property securing the defaulted loan. In addition, our unsecured debt agreements contain specific cross-default provisions with respect to specified other indebtedness, giving the unsecured lenders the right to declare a default if we are in default under other loans in some circumstances. Defaults under our debt agreements could materially and adversely affect our financial condition and results of operations.

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

We generally do not intend to reserve funds to retire existing secured or unsecured debt upon maturity. We may not be able to repay, refinance or extend any or all of our debt at maturity or upon any acceleration. If any refinancing is done at higher interest rates, the increased interest expense could adversely affect our financial condition and results of operations. Any such refinancing could also impose tighter financial ratios and other covenants that restrict our ability to take actions that could otherwise be in our best interest, such as funding new development activity, making opportunistic acquisitions, repurchasing our securities or paying distributions. If we do not meet our mortgage financing obligations, any properties securing such indebtedness could be foreclosed on.

We depend on our revolving credit facility for working capital purposes and for the short-term funding of our development and acquisition activity and, in certain instances, the repayment of other debt upon maturity. Our ability to borrow under the revolving credit facility also allows us to quickly capitalize on opportunities at short-term interest rates. If our lenders default under their obligations under the revolving credit facility or we become unable to borrow additional funds under the facility for any reason, we would be required to seek alternative equity or debt capital, which could be more costly and adversely impact our financial condition. If such alternative capital were unavailable, we may not be able to make new investments and could have difficulty repaying other debt.

Increases in interest rates would increase our interest expense. At December 31, 2013, we had $415.7 million of variable rate debt outstanding not protected by interest rate hedge contracts. We may incur additional variable rate debt in the future. If interest rates increase, then so would the interest expense on our unhedged variable rate debt, which would adversely affect our financial condition and results of operations. From time to time, we manage our exposure to interest rate risk with interest rate hedge contracts that effectively fix or cap a portion of our variable rate debt. In addition, we refinance fixed rate debt at times when we believe rates and terms are appropriate. Our efforts to manage these exposures may not be successful. Our use of interest rate hedge contracts to manage risk associated with interest rate volatility may expose us to additional risks, including a risk that a counterparty to a hedge contract may fail to honor its obligations. Developing an effective interest rate risk strategy is complex and no strategy can completely insulate us from risks associated with interest rate fluctuations. There can be no assurance that our hedging activities will have the desired beneficial impact on our results of operations or financial condition. Termination of interest rate hedge contracts typically involves costs, such as transaction fees or breakage costs.

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

The Company may be subject to taxation as a regular corporation if it fails to maintain its REIT status, which would also have a material adverse effect on the Company's stockholders and on the Operating Partnership. We may be subject to adverse consequences if the Company fails to continue to qualify as a REIT for federal income tax purposes. While we intend to operate in a manner that will allow the Company to continue to qualify as a REIT, we cannot provide any assurances that the Company will remain qualified as such in the future, which would have particularly adverse consequences to the Company's stockholders. Many of the requirements for taxation as a REIT are highly technical and complex and depend upon various factual matters and circumstances that may not be entirely within our control. The fact that the Company holds its assets through the Operating Partnership and its subsidiaries further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, Congress and the Internal Revenue Service might change the tax laws and regulations and the courts might issue new rulings that make it more difficult, or impossible, for the Company to remain qualified as a REIT. If the Company fails to qualify as a REIT, it would (a) not be allowed a deduction for dividends paid to stockholders in computing its taxable income, (b) be subject to federal income tax at regular corporate rates (and potentially the alternative minimum tax and increased state and local taxes) and (c) unless entitled to relief under the tax laws, not be able to re-elect REIT status until the fifth calendar year after it failed to qualify as a REIT. Additionally, the Company would no longer be required to make distributions. As a result of these factors, the Company's failure to qualify as a REIT would likely impair our ability to expand our business and would adversely affect the price of our Common Stock.

Even if we remain qualified as a REIT, we may face other tax liabilities that adversely affect our financial condition and results of operations. Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. In addition, our taxable REIT subsidiary is subject to regular corporate federal, state and local taxes. Any of these taxes would adversely affect our financial condition and results of operations.

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

In particular, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investment in securities (other than government securities, securities of taxable REIT subsidiaries and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, securities of taxable REIT subsidiaries and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total assets can be represented by the securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments, which could adversely affect our financial condition and results of operations.

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

We face possible state and local tax audits. Because we are organized and qualify as a REIT, we are generally not subject to federal income taxes, but we are subject to certain state and local taxes. In the normal course of business, certain entities through which we own real estate have undergone tax audits. Collectively, tax deficiency notices received to date from the jurisdictions conducting previous audits have not been material. However, there can be no assurance that future audits will not occur with increased frequency or that the ultimate result of such audits will not have a material adverse effect on our results of operations.

The price of our Common Stock is volatile and may decline. As with any public company, a number of factors may adversely influence the public market price of our Common Stock. These factors include:

•	the level of institutional interest in us;

•	the perceived attractiveness of investment in us, in comparison to other REITs;

•	the attractiveness of securities of REITs in comparison to other asset classes;

•	our financial condition and performance;

•	the market's perception of our growth potential and potential future cash dividends;

•	government action or regulation, including changes in tax laws;

•	increases in market interest rates, which may lead investors to expect a higher annual yield from our distributions in relation to the price of our Common Stock;

•	changes in our credit ratings; and

•	any negative change in the level or stability of our dividend.

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

The decision to declare and pay dividends on our Common Stock in the future, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of the Company's board of directors. Any change in our dividend policy could have a material adverse effect on the market price of our Common Stock.

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

Further issuances of equity securities may be dilutive to current stockholders. The interests of our existing stockholders could be diluted if additional equity securities are issued to finance future developments, acquisitions, or repay indebtedness. Our ability to execute our business strategy depends on our access to an appropriate blend of debt financing, including unsecured lines of credit and other forms of secured and unsecured debt, and equity financing, including common equity.

We may change our policies without obtaining the approval of our stockholders. Our operating and financial policies, including our policies with respect to acquisitions of real estate, growth, operations, indebtedness, capitalization and dividends, are exclusively determined by the Company’s Board of Directors. Accordingly, our stockholders do not control these policies.

Limits on changes in control may discourage takeover attempts beneficial to stockholders. Provisions in the Company's charter and bylaws as well as Maryland general corporation law may have anti-takeover effects that delay, defer or prevent a takeover attempt. For example, these provisions may defer or prevent tender offers for our Common Stock or purchases of large blocks of our Common Stock, thus limiting the opportunities for the Company's stockholders to receive a premium for their shares of Common Stock over then-prevailing market prices. These provisions include the following:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Properties

The following table sets forth information about properties that we wholly own:

	December 31, 2013		December 31, 2012
	Rentable Square Feet	Percent Occupied/ Leased/ Pre-Leased	Rentable Square Feet	Percent Occupied/ Leased/ Pre-Leased
In-Service (Occupied):
Office	25,715,000	89.2%	23,361,000	90.0%
Industrial	2,743,000	94.1	5,474,000	93.2
Retail	834,000	97.3	853,000	98.6
Total or Weighted Average	29,292,000	89.9%	29,688,000	90.9%

Development (Leased/pre-leased):
Completed—Not Stabilized (1)
Office	41,000	79.2%	—	—%
Total or Weighted Average	41,000	79.2%	—	—%
In Process (1)
Office	852,000	85.4%	246,000	89.9%
Total or Weighted Average	852,000	85.4%	246,000	89.9%

Total:
Office	26,608,000		23,607,000
Industrial	2,743,000		5,474,000
Retail	834,000		853,000
Total	30,185,000		29,934,000
__________

(1)	We consider a development project to be stabilized upon the earlier of the original projected stabilization date or the date such project is generally more than 90% occupied.

The following table sets forth the net changes in rentable square footage of in-service properties that we wholly own:

	Year Ended December 31,
	2013	2012	2011
	(rentable square feet in thousands)
Office, Industrial and Retail Properties:
Acquisitions	3,425	1,436	2,091
Developments Placed In-Service	221	116	208
Redevelopment/Other	(30)	23	(53)
Dispositions	(4,012)	(1,179)	(136)
Net Change in Rentable Square Footage	(396)	396	2,110

The following table sets forth information about in-service properties that we wholly own by segment and by geographic location at December 31, 2013:

	Rentable Square Feet	Occupancy	Percentage of Annualized Cash Rental Revenue (1)
Market			Office	Industrial	Retail	Total
Raleigh	4,411,000	90.1%	15.5%	—%	—%	15.5%
Atlanta	4,707,000	82.2	14.3	0.1	—	14.4
Nashville	3,336,000	95.2	13.0	—	—	13.0
Tampa	3,108,000	83.8	10.9	—	—	10.9
Pittsburgh	2,157,000	93.0	9.2	—	—	9.2
Kansas City	1,446,000	96.0	2.7	—	6.2	8.9
Piedmont Triad	4,147,000	94.7	4.9	2.3	—	7.2
Richmond	2,229,000	93.8	7.2	—	—	7.2
Memphis	1,978,000	88.0	6.9	—	—	6.9
Orlando	1,563,000	86.6	6.1	—	—	6.1
Greenville	210,000	100.0	0.7	—	—	0.7
Total	29,292,000	89.9%	91.4%	2.4%	6.2%	100.0%
__________

(1)	Annualized Cash Rental Revenue is cash rental revenue (base rent plus cost recovery income, excluding straight-line rent) for the month of December 2013 multiplied by 12.

The following table sets forth operating information about in-service properties that we wholly own:

	Average Occupancy	Annualized GAAP Rent Per Square Foot (1)	Annualized Cash Rent Per Square Foot (2)
2009	88.2%	$17.75	$17.53
2010	88.6%	$18.03	$17.40
2011	89.6%	$18.58	$17.84
2012	90.3%	$17.90	$18.42
2013	90.0%	$21.42	$20.48
__________

(1)
Annualized GAAP Rent Per Square Foot is rental revenue (base rent plus cost recovery income, including straight-line rent) for the month of December of the respective year multiplied by 12, divided by total occupied rentable square footage.

(2)
Annualized Cash Rent Per Square Foot is cash rental revenue (base rent plus cost recovery income, excluding straight-line rent) for the month of December of the respective year multiplied by 12, divided by total occupied rentable square footage.

Customers

The following table sets forth information concerning the 20 largest customers of properties that we wholly own at December 31, 2013:

Customer	Rentable Square Feet	Annualized Cash Rental Revenue (1)	Percent of Total Annualized Cash Rental Revenue (1)	Weighted Average Remaining Lease Term in Years
		(in thousands)
Federal Government	1,456,113	$34,324	6.36%	4.3
PPG Industries	351,308	8,975	1.66	7.4
Healthways	290,689	7,327	1.36	8.4
HCA Corporation	278,207	6,758	1.25	2.0
State of Georgia	364,687	6,688	1.24	5.8
Bass, Berry & Sims	195,846	5,974	1.11	11.1
EQT Corporation	280,592	5,972	1.11	10.8
AT&T	274,533	5,864	1.09	4.6
Marsh USA	188,719	5,257	0.97	5.7
Lockton Companies	190,916	5,158	0.96	16.2
BB&T	291,143	4,972	0.92	2.7
PNC Bank	187,288	4,943	0.92	11.9
Aon	190,683	4,865	0.90	5.9
Vanderbilt University	198,783	4,611	0.85	1.7
Syniverse Technologies	198,750	4,323	0.80	2.8
Metropolitan Life Insurance	211,189	4,230	0.78	5.5
SCI Services	162,784	3,967	0.73	3.6
Global Payments	167,801	3,852	0.71	7.2
Jacobs Engineering Group	210,126	3,782	0.70	2.4
HDR Engineering	111,923	3,544	0.66	3.6
Total	5,802,080	$135,386	25.08%	5.9
__________

(1)	Annualized Cash Rental Revenue is cash rental revenue (base rent plus cost recovery income, excluding straight-line rent) for the month of December 2013 multiplied by 12.

Lease Expirations

The following tables set forth scheduled lease expirations for existing leases at in-service and completed – not stabilized properties that we wholly own at December 31, 2013:

Office Properties:

Lease Expiring	Number of Leases Expiring	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases	Annualized Cash Rental Revenue Under Expiring Leases (1)	Average Annual Cash Rental Rate Per Square Foot for Expirations	Percent of Annualized Cash Rental Revenue Represented by Expiring Leases (1)
				($ in thousands)
2014 (2)	433	2,412,631	10.5%	$50,433	$20.90	10.2%
2015	344	2,398,817	10.4	54,092	22.55	11.0
2016	317	2,783,406	12.1	58,857	21.15	11.9
2017	281	2,780,439	12.2	63,540	22.85	12.9
2018	261	2,371,406	10.3	51,768	21.83	10.5
2019	149	2,294,337	10.0	48,872	21.30	9.9
2020	73	1,405,739	6.1	32,211	22.91	6.5
2021	49	1,836,072	8.0	37,924	20.65	7.7
2022	36	697,554	3.0	15,769	22.61	3.2
2023	31	901,599	3.9	19,739	21.89	4.0
Thereafter	167	3,089,494	13.5	60,164	19.47	12.2
	2,141	22,971,494	100.0%	$493,369	$21.48	100.0%

Industrial Properties:

Lease Expiring	Number of Leases Expiring	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases	Annualized Cash Rental Revenue Under Expiring Leases (1)	Average Annual Cash Rental Rate Per Square Foot for Expirations	Percent of Annualized Cash Rental Revenue Represented by Expiring Leases (1)
				($ in thousands)
2014 (3)	31	305,575	11.8%	$1,548	$5.07	11.7%
2015	23	426,160	16.5	2,263	5.31	17.1
2016	23	616,237	23.8	3,107	5.04	23.4
2017	12	273,388	10.6	1,617	5.91	12.3
2018	12	360,891	14.0	1,665	4.61	12.6
2019	4	105,990	4.1	613	5.78	4.6
2020	5	71,078	2.8	357	5.02	2.7
2021	1	117,805	4.6	445	3.78	3.4
2022	2	178,000	6.9	824	4.63	6.2
2023	—	—	—	—	—	—
Thereafter	5	126,736	4.9	798	6.30	6.0
	118	2,581,860	100.0%	$13,237	$5.13	100.0%
__________

(1)	Annualized Cash Rental Revenue is cash rental revenue (base rent plus cost recovery income, excluding straight-line rent) for the month of December 2013 multiplied by 12.

(2)	Includes 80,000 rentable square feet of leases that are on a month-to-month basis, which represent 0.3% of total annualized cash rental revenue.

(3)	Includes 44,000 rentable square feet of leases that are on a month-to-month basis, which represent less than 0.1% of total annualized cash rental revenue.

Retail Properties:

Lease Expiring	Number of Leases Expiring	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases	Annualized Cash Rental Revenue Under Expiring Leases (1)	Average Annual Cash Rental Rate Per Square Foot for Expirations	Percent of Annualized Cash Rental Revenue Represented by Expiring Leases (1)
				($ in thousands)
2014 (2)	28	114,693	14.2%	$2,540	$22.15	7.6%
2015	18	105,311	13.0	3,680	34.94	11.0
2016	11	61,640	7.6	3,128	50.75	9.4
2017	7	38,316	4.7	1,613	42.10	4.8
2018	21	100,668	12.4	5,209	51.74	15.6
2019	12	90,007	11.1	3,124	34.71	9.3
2020	10	46,972	5.8	2,040	43.43	6.1
2021	12	83,786	10.3	3,607	43.05	10.8
2022	16	91,196	11.2	4,569	50.10	13.7
2023	10	30,906	3.8	1,749	56.59	5.2
Thereafter	7	48,213	5.9	2,161	44.82	6.5
	152	811,708	100.0%	$33,420	$41.17	100.0%

Total:

Lease Expiring	Number of Leases Expiring	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases	Annualized Cash Rental Revenue Under Expiring Leases (1)	Average Annual Cash Rental Rate Per Square Foot for Expirations	Percent of Annualized Cash Rental Revenue Represented by Expiring Leases (1)
				($ in thousands)
2014 (3)	492	2,832,899	10.7%	$54,521	$19.25	10.1%
2015	385	2,930,288	11.1	60,035	20.49	11.1
2016	351	3,461,283	13.2	65,092	18.81	12.1
2017	300	3,092,143	11.7	66,770	21.59	12.4
2018	294	2,832,965	10.7	58,642	20.70	10.9
2019	165	2,490,334	9.4	52,609	21.13	9.7
2020	88	1,523,789	5.8	34,608	22.71	6.4
2021	62	2,037,663	7.7	41,976	20.60	7.8
2022	54	966,750	3.7	21,162	21.89	3.9
2023	41	932,505	3.5	21,488	23.04	4.0
Thereafter	179	3,264,443	12.5	63,123	19.34	11.6
	2,411	26,365,062	100.0%	$540,026	$20.48	100.0%
__________

(1)	Annualized Cash Rental Revenue is cash rental revenue (base rent plus cost recovery income, excluding straight-line rent) for the month of December 2013 multiplied by 12.

(2)	Includes 4,000 rentable square feet of leases that are on a month-to-month basis, which represent less than 0.1% of total annualized cash rental revenue.

(3)	Includes 128,000 rentable square feet of leases that are on a month-to-month basis, which represent 0.3% of total annualized cash rental revenue.

Note: 2014 and beyond expirations that have been renewed are reflected above based on the renewal expiration date. Expirations include leases related to completed not stabilized development properties and exclude leases related to developments in process.

In Process Development

As of December 31, 2013, we were developing 852,000 rentable square feet of office properties. The following table summarizes these developments:

Property	Market	Type	Rentable Square Feet	Anticipated Total Investment (1)	Investment As Of December 31, 2013 (1)	Pre Leased %	Estimated Completion	Estimated Stabilization
				($ in thousands)
International Paper	Memphis	O	241,000	$56,100	$16,190	100%	2Q 15	2Q 15
MetLife I	Raleigh	O	213,500	53,000	10,611	100	1Q 15	1Q 15
MetLife II	Raleigh	O	213,500	57,000	7,053	100	2Q 15	2Q 17
GlenLake V	Raleigh	O	166,000	35,800	5,710	25	2Q 15	2Q 17
Crescent Center Restaurants	Memphis	O	18,000	7,900	7,220	100	1Q 14	1Q 14
			852,000	$209,800	$46,784	85.4%

				$ Weighted %		87.2%
__________

(1)	Includes deferred lease commissions which are classified in deferred leasing costs on our Consolidated Balance Sheet.

Land Held for Development

We wholly owned 580 acres of development land at December 31, 2013. We estimate that we can develop approximately 5.2 million and 2.3 million rentable square feet of office and industrial space, respectively, on the 445 acres that we consider core assets for our future development needs. Our core development land is zoned and available for office and industrial development, and nearly all of the land has utility infrastructure in place. We believe that our commercially zoned and unencumbered land in existing business parks gives us a development advantage over other commercial real estate development companies in many of our markets.

We consider 135 acres of our wholly owned development land at December 31, 2013 to be non-core assets that are not necessary for our foreseeable future development needs. We intend to dispose of such non-core development land through sales to third parties or contributions to joint ventures.

Other Properties

The following table sets forth information about our stabilized in-service office properties in which we own an interest (50.0% or less) by geographic location at December 31, 2013:

	Rentable Square Feet	Weighted Average Ownership Interest (1)	Occupancy	Percentage of Annualized Cash Rental Revenue (2)
Market				Office
Kansas City	719,000	36.2%	82.9%	32.9%
Raleigh	636,000	25.0	96.4	18.6
Richmond (3)	411,000	50.0	96.3	17.8
Orlando	517,000	27.5	83.8	15.0
Atlanta	335,000	32.3	60.9	7.7
Tampa (3)	205,000	20.0	91.2	5.3
Piedmont Triad	118,000	50.0	51.8	2.7
Total	2,941,000	33.2%	84.7%	100.0%
__________

(1)	Weighted Average Ownership Interest is calculated using Rentable Square Feet.

(2)	Annualized Cash Rental Revenue is cash rental revenue (base rent plus cost recovery income, excluding straight-line rent) for the month of December 2013 multiplied by 12.

(3)	This joint venture is consolidated.

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

Name	Age	Position and Background
Edward J. Fritsch	55
Director, President and Chief Executive Officer.
Mr. Fritsch has been a director since January 2001. Mr. Fritsch became our chief executive officer and chair of the investment committee of our board of directors on July 1, 2004 and our president in December 2003. Prior to that, Mr. Fritsch was our chief operating officer from January 1998 to July 2004 and was a vice president and secretary from June 1994 to January 1998. Mr. Fritsch joined our predecessor in 1982 and was a partner of that entity at the time of our initial public offering in June 1994. Mr. Fritsch currently serves as a director and member of the audit and compensation committees of National Retail Properties, Inc., a publicly-traded REIT. Mr. Fritsch is also a member of the board of Governors of the National Association of Real Estate Investment Trusts (NAREIT) and serves as treasurer of its executive committee as well as a member of its audit and investment committees. Mr. Fritsch is also a director and audit committee chair of Capital Associated Industries, Inc., a trustee of Ravenscroft School, a member of Wells Fargo's central regional advisory board, a member of the University of North Carolina at Chapel Hill Foundation board, a director of the University of North Carolina at Chapel Hill Real Estate Holdings, a member of the University of North Carolina Kenan-Flagler’s Business School board of visitors, a member of Urban Land Institute Triangle governance committee and a member of Catholic Diocese of Raleigh Cathedral steering committee.

Michael E. Harris	64
Executive Vice President and Chief Operating Officer.
Mr. Harris became chief operating officer in July 2004. Prior to that, Mr. Harris was a senior vice president and was responsible for our operations in Memphis, Nashville, Kansas City, Baltimore and Charlotte. Mr. Harris was executive vice president of Crocker Realty Trust prior to its merger with us in 1996. Before joining Crocker Realty Trust, Mr. Harris served as senior vice president, general counsel and chief financial officer of Towermarc Corporation, a privately owned real estate development firm. Mr. Harris is a full member of the Urban Land Institute and is past president of the Memphis Chapter of Lambda Alpha International Land Economics Society. Mr. Harris currently serves on the Advisory Board of the Graduate School of Real Estate at the University of Mississippi and is a past member of the Advisory Boards of Wachovia Bank- Memphis and Allen & Hoshall Engineering, Inc.

Terry L. Stevens	65
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

Jeffrey D. Miller	43
Vice President, General Counsel and Secretary.
Prior to joining us in March 2007, Mr. Miller was a partner with DLA Piper US, LLP, where he practiced since 2005. Previously, Mr. Miller had been a partner with Alston & Bird LLP. Mr. Miller is admitted to practice in North Carolina. Mr. Miller has served as lead independent director of Hatteras Financial Corp., a publicly-traded mortgage REIT, since 2009.

Theodore J. Klinck	48
Vice President and Chief Investment Officer.
Prior to joining us in March 2012, Mr. Klinck served as principal and chief investment officer with Goddard Investment Group, a privately owned real estate investment firm, since September 2009. Previously, Mr. Klinck had been a managing director at Morgan Stanley Real Estate.

Kevin E. Penn	42
Vice President, Chief Strategy and Administration Officer.
Mr. Penn became chief strategy and administration officer in January 2012. Mr. Penn joined us in 1997 and was our vice president of strategy from August 2005 to January 2012 and chief information officer from April 2002 to August 2005. Mr. Penn is vice chair of the Urban Land Institute Triangle District Council, member of the executive committee of the Office, Technology and Operations Consortium and trustee and executive committee member of the North Carolina Leukemia Lymphoma Society.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth high and low stock prices per share reported on the NYSE and dividends paid per share:

	2013			2012
Quarter Ended	High	Low	Dividend	High	Low	Dividend
March 31	$39.67	$33.60	$0.425	$33.90	$29.34	$0.425
June 30	$41.22	$32.13	$0.425	$35.78	$31.14	$0.425
September 30	$38.04	$32.90	$0.425	$34.92	$32.30	$0.425
December 31	$39.05	$34.63	$0.425	$34.24	$30.62	$0.425

On December 31, 2013, the last reported stock price of our Common Stock on the NYSE was $36.17 per share and the Company had 939 common stockholders of record. There is no public trading market for the Common Units. On December 31, 2013, the Operating Partnership had 108 holders of record of Common Units (other than the Company). At December 31, 2013, there were 89.9 million shares of Common Stock outstanding and 2.9 million Common Units outstanding, not owned by the Company.

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

The following stock price performance graph compares the performance of our Common Stock to the S&P 500, the Russell 2000 and the FTSE NAREIT All Equity REITs Index. The stock price performance graph assumes an investment of $100 in our Common Stock and the three indices on December 31, 2008 and further assumes the reinvestment of all dividends. Equity REITs are defined as those that derive more than 75.0% of their income from equity investments in real estate assets. The FTSE NAREIT All Equity REITs Index includes all equity REITs not designated as Timber REITs listed on the NYSE, the American Stock Exchange or the NASDAQ National Market System. Stock price performance is not necessarily indicative of future results.

Total Return Performance
275
250
225
200
175
150
125
100
75
Index Value
Highwoods Properties, Inc.
S&P 500
Russell 2000
FTSE NAREIT equity REIT index
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
12/31/13

	For the Period from December 31, 2008 to December 31,
Index	2009	2010	2011	2012	2013
Highwoods Properties, Inc.	130.41	131.74	129.41	153.65	174.04
S&P 500	126.46	145.51	148.59	172.37	228.19
Russell 2000	127.17	161.32	154.59	179.86	249.69
FTSE NAREIT All Equity REITs Index	127.99	163.78	177.36	209.39	214.56

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

During 2013, cash dividends on Common Stock totaled $1.70 per share, approximately $0.16 of which represented return of capital and approximately $0.26 of which represented capital gains for income tax purposes. The minimum dividend per share of Common Stock required for the Company to maintain its REIT status was $1.08 per share in 2013.

The Company has a Dividend Reinvestment and Stock Purchase Plan (“DRIP”) under which holders of Common Stock may elect to automatically reinvest their dividends in additional shares of Common Stock and make optional cash payments for additional shares of Common Stock. The Company may elect to satisfy its DRIP obligations by issuing additional shares of Common Stock or instructing the DRIP administrator to purchase Common Stock in the open market.

The Company has an Employee Stock Purchase Plan pursuant to which employees generally may contribute up to 25.0% of their cash compensation for the purchase of Common Stock. At the end of each three-month offering period, each participant’s account balance, which includes accumulated dividends, is applied to acquire shares of Common Stock at a cost that is calculated at 85.0% of the average closing price on the NYSE on the five consecutive days preceding the last day of the quarter.

Information about the Company’s equity compensation plans and other related stockholder matters is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 13, 2014.

ITEM 6. SELECTED FINANCIAL DATA

The operating results and certain liabilities of the Company as of and for the years ended December 31, 2012, 2011, 2010 and 2009 were retrospectively revised from previously reported amounts to reflect in real estate and other assets, net, held for sale and liabilities held for sale those properties classified as held for sale, and in discontinued operations the operations for those properties classified as discontinued operations. The information in the following tables should be read in conjunction with the Company’s Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein ($ in thousands, except per share data):

	Year Ended December 31,
	2013	2012	2011	2010	2009
Rental and other revenues	$556,810	$485,046	$431,956	$410,448	$396,761
Income from continuing operations	$62,723	$40,313	$30,885	$55,125	$31,920
Income from discontinued operations	$68,374	$43,922	$17,086	$17,178	$29,774
Income from continuing operations available for common stockholders	$57,081	$35,252	$22,443	$45,483	$23,680
Net income	$131,097	$84,235	$47,971	$72,303	$61,694
Net income available for common stockholders	$122,949	$77,087	$38,677	$61,790	$51,778
Earnings per Common Share – basic:
Income from continuing operations available for common stockholders	$0.67	$0.47	$0.31	$0.63	$0.35
Net income	$1.44	$1.02	$0.54	$0.86	$0.76
Earnings per Common Share – diluted:
Income from continuing operations available for common stockholders	$0.67	$0.47	$0.31	$0.63	$0.35
Net income	$1.44	$1.02	$0.54	$0.86	$0.76
Dividends declared and paid per Common Share	$1.70	$1.70	$1.70	$1.70	$1.70

	December 31,
	2013	2012	2011	2010	2009
Total assets	$3,807,101	$3,350,428	$3,180,992	$2,871,835	$2,887,101
Mortgages and notes payable	$1,956,299	$1,859,162	$1,868,906	$1,488,638	$1,443,500

The operating results and certain liabilities of the Operating Partnership as of and for the years ended December 31, 2012, 2011, 2010 and 2009 were retrospectively revised from previously reported amounts to reflect in real estate and other assets, net, held for sale and liabilities held for sale those properties classified as held for sale, and in discontinued operations the operations for those properties classified as discontinued operations. The information in the following tables should be read in conjunction with the Operating Partnership’s Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein ($ in thousands, except per unit data):

	Year Ended December 31,
	2013	2012	2011	2010	2009
Rental and other revenues	$556,810	$485,046	$431,956	$410,448	$396,761
Income from continuing operations	$62,672	$40,373	$30,946	$55,098	$31,866
Income from discontinued operations	$68,374	$43,922	$17,086	$17,178	$29,774
Income from continuing operations available for common unitholders	$59,215	$37,079	$23,743	$47,905	$25,147
Net income	$131,046	$84,295	$48,032	$72,276	$61,640
Net income available for common unitholders	$127,589	$81,001	$40,829	$65,083	$54,921
Earnings per Common Unit – basic:
Income from continuing operations available for common unitholders	$0.67	$0.47	$0.31	$0.64	$0.35
Net income	$1.44	$1.02	$0.54	$0.87	$0.77
Earnings per Common Unit – diluted:
Income from continuing operations available for common unitholders	$0.67	$0.47	$0.31	$0.64	$0.35
Net income	$1.44	$1.02	$0.54	$0.87	$0.77
Distributions declared and paid per Common Unit	$1.70	$1.70	$1.70	$1.70	$1.70

	December 31,
	2013	2012	2011	2010	2009
Total assets	$3,807,198	$3,349,525	$3,179,884	$2,870,671	$2,885,738
Mortgages and notes payable	$1,956,299	$1,859,162	$1,868,906	$1,488,638	$1,443,500

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

Disclosure Regarding Forward-Looking Statements

Some of the information in this Annual Report may contain forward-looking statements. Such statements include, in particular, statements about our plans, strategies and prospects under this section and under the heading “Item 1. Business.” You can identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions or expectations will be achieved. When considering such forward-looking statements, you should keep in mind the following important factors that could cause our actual results to differ materially from those contained in any forward-looking statement:

•	the financial condition of our customers could deteriorate;

•	we may not be able to lease or release second generation space, defined as previously occupied space that becomes available for lease, quickly or on as favorable terms as old leases;

•	we may not be able to lease our newly constructed buildings as quickly or on as favorable terms as originally anticipated;

•	we may not be able to complete development, acquisition, reinvestment, disposition or joint venture projects as quickly or on as favorable terms as anticipated;

•	development activity by our competitors in our existing markets could result in an excessive supply of office properties relative to customer demand;

•	our markets may suffer declines in economic growth;

•	unanticipated increases in interest rates could increase our debt service costs;

•	unanticipated increases in operating expenses could negatively impact our operating results;

•
we may not be able to meet our liquidity requirements or obtain capital on favorable terms to fund our working capital needs and growth initiatives or repay or refinance outstanding debt upon maturity; and

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

Executive Summary

Our Strategic Plan focuses on:

•	owning high-quality, differentiated real estate assets in the key infill business districts in our core markets;

•	improving the operating results of our existing properties through concentrated leasing, asset management, cost control and customer service efforts;

•	developing and acquiring office properties in key infill business districts that improve the overall quality of our portfolio and generate attractive returns over the long-term for our stockholders;

•	disposing of properties no longer considered to be core assets primarily due to location, age, quality and overall strategic fit; and

•	maintaining a conservative and flexible balance sheet with ample liquidity to meet our funding needs and growth prospects.

While we own and operate a limited number of industrial and retail properties, our operating results depend heavily on successfully leasing and operating our office properties. Economic growth and employment levels in our core markets are and will continue to be important factors in predicting our future operating results.

The key components affecting our rental and other revenues are average occupancy, rental rates, cost recovery income, new developments placed in service, acquisitions and dispositions. Average occupancy generally increases during times of improving economic growth, as our ability to lease space outpaces vacancies that occur upon the expirations of existing leases. Average occupancy generally declines during times of slower economic growth, when new vacancies tend to outpace our ability to lease space. Asset acquisitions, dispositions and new developments placed in service directly impact our rental revenues and could impact our average occupancy, depending upon the occupancy rate of the properties that are acquired, sold or placed in service. A further indicator of the predictability of future revenues is the expected lease expirations of our portfolio. As a result, in addition to seeking to increase our average occupancy by leasing current vacant space, we also must concentrate our leasing efforts on renewing our existing leases prior to expiration. For more information regarding our lease expirations, see “Item 2. Properties - Lease Expirations.” Our occupancy declined from 90.9% at December 31, 2012 to 89.9% at December 31, 2013 primarily due to a scheduled expiration of a large customer in Tampa, FL and the acquisition of relatively low occupied buildings in Atlanta, GA, Nashville, TN and Orlando, FL and the disposition of relatively high occupied industrial buildings in Atlanta, GA.

Whether or not our rental revenue tracks average occupancy proportionally depends upon whether rents under signed new and renewal leases are higher or lower than the rents under the previous leases. Annualized rental revenues from second generation leases expiring during any particular year are generally less than 15% of our total annual rental revenues. The following table sets forth information regarding second generation leases signed during the fourth quarter of 2013 (we define second generation leases as leases with new customers and renewals of existing customers in space that has been previously occupied under our ownership and leases with respect to vacant space in acquired buildings):

	Office		Industrial		Retail
	New	Renewal	New	Renewal	New	Renewal
Leased space (in rentable square feet)	407,513	383,286	18,000	172,022	—	5,304
Rentable square foot weighted average term (in years)	6.3	5.7	3.2	2.8	—	3.4
Base rents (per rentable square foot) (1)	$24.23	$22.20	$4.23	$3.28	$—	$37.77
Rent concessions (per rentable square foot) (1)	(0.91)	(0.56)	(0.28)	(0.23)	—	—
GAAP rents (per rentable square foot) (1)	$23.32	$21.64	$3.95	$3.05	$—	$37.77
Tenant improvements (per rentable square foot) (1)	$3.73	$1.16	$0.09	$0.07	$—	$3.61
Leasing commissions (per rentable square foot) (1)	$0.90	$0.55	$0.16	$0.05	$—	$1.21
__________

(1)	Weighted average per rentable square foot on an annual basis over the lease term.

Compared to previous leases in the same spaces, annual combined GAAP rents for new and renewal leases signed in the fourth quarter were $22.51 per rentable square foot, or 8.5% higher, for office leases, $3.14 per rentable square foot, or 8.3% higher, for industrial leases and $37.77 per rentable square foot, or 9.7% lower, for retail leases.

We strive to maintain a diverse, stable and creditworthy customer base. We have an internal guideline whereby customers that account for more than 3% of our revenues are periodically reviewed with the Company's Board of Directors. Currently, no customer accounts for more than 3% of our revenues other than the Federal Government, which accounted for less than 10.0% of our revenues on an annualized basis, as of December 31, 2013. See “Item 2. Properties - Customers.”

Our expenses primarily consist of rental property expenses, depreciation and amortization, general and administrative expenses and interest expense. From time to time, expenses also include impairments of real estate assets. Rental property expenses are expenses associated with our ownership and operation of rental properties and include expenses that vary somewhat proportionately to occupancy levels, such as maintenance, repairs and utilities, and expenses that do not vary based on occupancy, such as property taxes and insurance. Depreciation and amortization is a non-cash expense associated with the ownership of real property and generally remains relatively consistent each year, unless we buy, place in service or sell assets, since we depreciate our properties and related building and tenant improvement assets on a straight-line basis over fixed lives. General and administrative expenses consist primarily of management and employee salaries and other personnel costs, corporate overhead and short and long-term incentive compensation.

We intend to maintain a conservative and flexible balance sheet that allows us to capitalize on favorable development and acquisition opportunities as they arise. We anticipate commencing up to $150 million of new development in 2014. Such projects would likely not be placed in service until 2015 or beyond. We also anticipate acquiring up to $300 million of new properties and selling up to $175 million of non-core properties in 2014. We generally seek to acquire and develop assets that improve the average quality of our overall portfolio and deliver consistent and sustainable value for our stockholders over the long-term. Whether or not an asset acquisition or new development results in higher per share net income or funds from operations ("FFO") in any given period depends upon a number of factors, including whether the net operating income for any such period exceeds the actual cost of capital used to finance the acquisition. Forward-looking information regarding 2014 operating performance contained below under "Results of Operations" excludes the impact of any potential acquisitions or dispositions.

Results of Operations

Comparison of 2013 to 2012

Rental and Other Revenues

Rental and other revenues from continuing operations were $71.8 million, or 14.8%, higher in 2013 as compared to 2012 primarily due to recent acquisitions and development properties placed in service, which accounted for $70.9 million of the increase. Same property rental and other revenues in 2013 were flat with 2012 as average occupancy in the same property portfolio was substantially unchanged as well. We expect 2014 rental and other revenues to increase over 2013 primarily due to the full year contribution of acquisitions closed in 2013, contribution of development properties and slightly higher same property revenues resulting from higher expected cost recovery income and higher average GAAP rents per rentable square foot.

Operating Expenses

Rental property and other expenses were $26.6 million, or 15.1%, higher in 2013 as compared to 2012 primarily due to recent acquisitions, which contributed $27.1 million to the net increase. Same property operating expenses in 2013 were flat with 2012 as average occupancy was substantially unchanged and lower utility costs and property taxes offset inflationary effects on other costs. We expect 2014 rental property and other expenses to increase over 2013 primarily due to the full year contribution of acquisitions closed in 2013 and slightly higher same property operating expenses resulting from higher expected utility costs and higher property taxes.

Operating margin, defined as rental and other revenues less rental property and other expenses expressed as a percentage of rental and other revenues, was slightly lower at 63.5% for 2013, as compared to 63.6% for 2012. Operating margin is expected to be slightly lower in 2014 as compared to 2013.

Depreciation and amortization was $30.6 million, or 20.9%, higher in 2013 as compared to 2012 primarily due to recent acquisitions. We expect 2014 depreciation and amortization to increase over 2013 primarily due to the full year contribution of acquisitions closed and developments placed in service in 2013.

General and administrative expenses were $0.2 million, or 0.5%, lower in 2013 as compared to 2012 primarily due to lower incentive compensation, partly offset by higher salaries and acquisition costs. We expect 2014 general and administrative expenses to slightly decrease relative to 2013 primarily due to lower incentive compensation, partially offset by higher company-wide base salaries and employee benefit costs.

Interest Expense

Interest expense was $3.4 million, or 3.5%, lower in 2013 as compared to 2012 primarily due to lower average interest rates and higher capitalized interest, partly offset by higher average debt balances. We expect 2014 interest expense to decrease over 2013 primarily due to lower average interest rates and higher capitalized interest, partially offset by higher average debt balances.

Other Income

Other income was relatively unchanged in 2013 as compared to 2012 primarily due to a decrease in interest income on notes receivable in 2013 resulting from the 2012 repayment of a secured loan made to our Highwoods DLF 98/29, LLC joint venture and a bankruptcy settlement in 2012, offset by a higher loss on debt extinguishment in 2012. We expect 2014 other income to decrease over 2013 primarily due to lower interest income as a result of the January 2014 repayment of seller financing provided in conjunction with a 2010 disposition transaction.

Gain on Acquisition of Controlling Interest in Unconsolidated Affiliate

We recorded a gain on acquisition of controlling interest in unconsolidated affiliate of $7.5 million in 2013 due to the acquisition of our joint venture partner's 60.0% interest in our HIW-KC Orlando, LLC joint venture. We had no similar transactions in 2012.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $2.8 million lower in 2013 as compared to 2012 primarily due to our $4.5 million share of impairments of real estate assets on certain office properties in our Highwoods DLF 98/29, LLC joint venture, the acquisition of our joint venture partner’s 60.0% interest in our HIW-KC Orlando, LLC joint venture in 2013 and the sale of office properties in our Highwoods DLF 98/29, LLC and Highwoods DLF 97/26 DLF 99/32, LP joint ventures in late 2012 and early 2013. Partly offsetting this decrease was $3.2 million, net of taxes, that we recorded as our share of a gain recognized by the Lofts at Weston, LLC joint venture upon the sale of 215 residential units to an unrelated third party. Additionally offsetting this decrease was our $1.0 million share of impairments of real estate assets on two office properties in our Highwoods DLF 98/29, LLC joint venture in 2012. The impairments in 2013 and 2012 were due to a change in the assumed timing of future dispositions and/or leasing assumptions. We expect 2014 equity in earnings of unconsolidated affiliates to remain consistent to 2013 due to impairments of real estate assets recorded in 2013 offset by the reduction of our overall joint venture investments in 2013.

Impairments of Real Estate Assets in Discontinued Operations

We recorded impairments of real estate assets of $1.1 million on seven industrial properties in Atlanta, GA and $1.1 million on four properties in a single office park in Winston-Salem, NC in 2013. These impairments were due to a change in the assumed timing of future dispositions and leasing assumptions. We recorded no such impairments in 2012.

Net Gains on Disposition of Discontinued Operations

Net gains on disposition of discontinued operations were $34.3 million higher in 2013 as compared to 2012 due to higher disposition activity in 2013.

Earnings Per Common Share - Diluted

Diluted earnings per common share was $0.42, or 41.2%, higher in 2013 as compared to 2012 due to an increase in net income for the reasons discussed above, offset by an increase in the weighted average Common Shares outstanding from the 2012 and 2013 issuances under our equity sales agreements and the August 2013 Common Stock offering.

Comparison of 2012 to 2011

Rental and Other Revenues

Rental and other revenues from continuing operations were $53.1 million, or 12.3%, higher in 2012 as compared to 2011 primarily due to recent acquisitions, which accounted for $43.8 million of the increase, and higher same property revenues of $10.7 million, partly offset by lower construction income of $1.7 million. Same property revenues were higher primarily due to an increase in average occupancy to 91.0% in 2012 from 90.5% in 2011, an increase in annualized GAAP rent per rentable square foot to $20.45 in 2012 from $20.07 in 2011, higher cost recovery income, higher net termination fees and lower bad debt expense.

Operating Expenses

Rental property and other expenses were $19.4 million, or 12.4%, higher in 2012 as compared to 2011 primarily due to recent acquisitions, which accounted for $18.8 million of the increase and higher same property operating expenses of $1.6 million, partly offset by $1.7 million lower cost of construction expense. Same property operating expenses were higher primarily due to higher repairs and maintenance and insurance costs, partly offset by lower utilities and real estate taxes.

Operating margin, defined as rental and other revenues less rental property and other expenses expressed as a percentage of rental and other revenues, remained constant at 63.6% at both 2012 and 2011.

Depreciation and amortization was $18.9 million, or 14.8%, higher in 2012 as compared to 2011 primarily due to recent acquisitions, which accounted for $16.5 million of the increase, and higher same property depreciation and amortization of $2.3 million.

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

Gains on Disposition of Investments in Unconsolidated Affiliates

We recorded a gain on disposition of investment in unconsolidated affiliate of $2.3 million in 2011 due to our partner exercising its option to acquire our 10.0% equity interest in one of our unconsolidated joint ventures. We recorded no such gain in 2012.

Impairments of Real Estate Assets in Discontinued Operations

We recorded impairments of real estate assets of $2.4 million in 2011 related to two office properties in Orlando, FL which resulted from a change in the assumed timing of future dispositions. We recorded no such impairments in 2012.

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

Liquidity and Capital Resources

Overview

Our goal is to maintain a conservative and flexible balance sheet with access to multiple sources of debt and equity capital and sufficient availability under our revolving credit facility. We generally use rents received from customers to fund our operating expenses, recurring capital expenditures and distributions. To fund property acquisitions, development activity or building renovations and repay debt upon maturity, we may use current cash balances, sell assets, obtain new debt and/or issue equity. Our debt generally consists of unsecured debt securities, unsecured bank term loans, mortgage debt and borrowings under our unsecured revolving credit facility.

Statements of Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in the Company’s cash flows ($ in thousands):

	Year Ended December 31,
	2013	2012	Change
Net Cash Provided By Operating Activities	$256,437	$193,416	$63,021
Net Cash (Used In) Investing Activities	(356,603)	(238,812)	(117,791)
Net Cash Provided By Financing Activities	96,567	47,991	48,576
Total Cash Flows	$(3,599)	$2,595	$(6,194)

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

The change in net cash related to operating activities in 2013 as compared to 2012 was primarily due to higher net cash from the operations of acquired properties and lower cash paid for operating expenses in 2013. We expect net cash related to operating activities to be higher in 2014 as compared to 2013 due to the full year impact of properties acquired in 2013 and higher cash flows from leases signed in 2013 and prior years as free rent periods expire.

The change in net cash related to investing activities in 2013 as compared to 2012 was primarily due to higher acquisition and development activity and higher expenditures on tenant and building improvements in 2013, partly offset by higher net proceeds from dispositions of real estate assets and higher distributions of capital from unconsolidated affiliates in 2013. We expect net cash related to investing activities to be lower in 2014 as compared to 2013 due to our plans to acquire $100 million to $300 million of office buildings and commence development of $75 million to $150 million of office buildings. Additionally, as of December 31, 2013, we have $136.4 million left to fund of our previously-announced development activity. We expect these uses of cash for investing activities will be partially offset by $100 million to $175 million of non-core dispositions and additional distributions of capital from unconsolidated affiliates in 2014.

The change in net cash related to financing activities in 2013 as compared to 2012 was primarily due to higher proceeds from the issuance of Common Stock and contributions from noncontrolling interests in consolidated affiliates in 2013, partly offset by higher dividends on Common Stock and higher net debt repayments in 2013. Assuming the net effect of our acquisition, disposition, development and joint venture activity in 2014 results in an increase in our assets, we would expect outstanding debt balances to increase. However, because we plan to continue to maintain a flexible and conservative balance sheet with mortgages and notes payable and outstanding preferred stock representing around 40% to 45% of the undepreciated book value of our assets, we would also expect higher outstanding balances of Common Stock in such event.

Capitalization

The following table sets forth the Company’s capitalization (in thousands, except per share amounts):

	December 31,
	2013	2012
Mortgages and notes payable, at recorded book value	$1,956,299	$1,859,162
Financing obligations	$26,664	$29,358
Preferred Stock, at liquidation value	$29,077	$29,077
Common Stock outstanding	89,921	80,311
Common Units outstanding (not owned by the Company)	2,944	3,733
Per share stock price at year end	$36.17	$33.45
Market value of Common Stock and Common Units	$3,358,927	$2,811,272
Total capitalization	$5,370,967	$4,728,869

At December 31, 2013, our mortgages and notes payable and outstanding preferred stock represented 37.0% of our total capitalization and 41.4% of the undepreciated book value of our assets.

Our mortgages and notes payable as of December 31, 2013 consisted of $488.7 million of secured indebtedness with a weighted average interest rate of 4.98% and $1,467.6 million of unsecured indebtedness with a weighted average interest rate of 4.07%. The secured indebtedness was collateralized by real estate assets with an aggregate undepreciated book value of $801.7 million.

Current and Future Cash Needs

Rental and other revenues are our principal source of funds to meet our short-term liquidity requirements. Other sources of funds for short-term liquidity needs include available working capital and borrowings under our existing revolving credit facility, which had $251.9 million of availability at January 31, 2014. Our short-term liquidity requirements primarily consist of operating expenses, interest and principal amortization on our debt, dividends and distributions and capital expenditures, including building improvement costs, tenant improvement costs and lease commissions. Building improvements are capital costs to maintain existing buildings not typically related to a specific customer. Tenant improvements are the costs required to customize space for the specific needs of customers. We anticipate that our available cash and cash equivalents and cash provided by operating activities, together with cash available from borrowings under our revolving credit facility, will be adequate to meet our short-term liquidity requirements.

Our long-term liquidity needs generally consist of the retirement or refinancing of debt upon maturity (including mortgage debt, our revolving credit facility, term loans and other unsecured debt), funding of existing and new building development or land infrastructure projects and funding acquisitions of buildings and development land. Additionally, we may, from time to time, retire some or all of our remaining outstanding Preferred Stock and/or unsecured debt securities through redemptions, open market repurchases, privately negotiated acquisitions or otherwise.

We expect to meet our long-term liquidity needs through a combination of:

•	cash flow from operating activities;

•	bank term loans and borrowings under our revolving credit facility;

•	the issuance of unsecured debt;

•	the issuance of secured debt;

•	the issuance of equity securities by the Company or the Operating Partnership; and

•	the disposition of non-core assets.

Dividends and Distributions

To maintain its qualification as a REIT, the Company must pay dividends to stockholders that are at least 90.0% of its annual REIT taxable income, excluding net capital gains. The partnership agreement requires the Operating Partnership to distribute at least enough cash for the Company to be able to pay such dividends. The Company's REIT taxable income, as determined by the federal tax laws, does not equal its net income under generally accepted accounting principles in the United States of America (“GAAP”). In addition, although capital gains are not required to be distributed to maintain REIT status, capital gains, if any, are subject to federal and state income tax unless such gains are distributed to stockholders.

Cash dividends and distributions reduce the amount of cash that would otherwise be available for other business purposes, including funding debt maturities or future growth initiatives. The amount of future distributions that will be made is at the discretion of the Company's Board of Directors. For a discussion of the factors that will influence decisions of the Board of Directors regarding distributions, see “Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

2013 Acquisition Activity

During the third quarter of 2013, we acquired:

•
our joint venture partner's 60.0% interest in our HIW-KC Orlando, LLC joint venture, which owned five office properties in the central business district of Orlando, FL encompassing 1.3 million rentable square feet, for a net purchase price of $112.8 million. The purchase price included the assumption of secured debt recorded at fair value of $127.9 million, with an effective interest rate of 3.11%. This debt matures in July 2014. We previously accounted for our 40.0% interest in this joint venture using the equity method of accounting. As a result of acquiring a controlling interest in this joint venture, our previously held equity interest was remeasured at a fair value of $75.2 million resulting in a gain of $7.5 million;

•	an office property in the central business district of Nashville, TN encompassing 520,000 rentable square feet for a net purchase price of $150.1 million; and

•
our Highwoods DLF 97/26 DLF 99/32, LP joint venture partner's 57.0% interest in two office properties in the central perimeter submarket of Atlanta, GA encompassing 505,000 rentable square feet for a net purchase price of $44.5 million, including the assumption of secured debt recorded at fair value of $37.6 million, with an effective interest rate of 3.34%. This debt matures in April 2015.

During the second quarter of 2013, we acquired:

•	an office property in the Buckhead submarket of Atlanta, GA encompassing 553,000 rentable square feet for a purchase price of $140.1 million.

During the first quarter of 2013, we acquired:

•	two office properties in the Westshore submarket of Tampa, FL encompassing 372,000 rentable square feet for a purchase price of $52.5 million;

•	two office properties in the Green Valley submarket of Greensboro, NC encompassing 195,000 rentable square feet for a purchase price of $30.8 million; and

•	five acres of land in the Poplar Corridor submarket of Memphis, TN on which a build-to-suit development project is underway for a purchase price of $4.8 million.

During 2013, we expensed $1.8 million of acquisition costs (included in general and administrative expenses) related to these aforementioned acquisitions. The assets acquired and liabilities assumed were recorded at fair value as determined by management based on information available at the acquisition date and on current assumptions as to future operations. We have invested or intend to invest an additional $17.7 million in the aggregate of planned building improvements and future tenant improvements committed under existing leases acquired in these building acquisitions. Based on the total anticipated investment of $548.5 million, the weighted average capitalization rate for the acquisitions of these buildings, which were 81.3% occupied on average as of the respective closing dates, is 7.0% using projected annual GAAP net operating income. These forward-looking statements are subject to risks and uncertainties. See “Disclosure Regarding Forward-Looking Statements.”

In the normal course of business, we regularly evaluate potential acquisitions. As a result, from time to time, we may have one or more potential acquisitions under consideration that are in varying stages of evaluation, negotiation or due diligence, including potential acquisitions that are subject to non-binding letters of intent or enforceable contracts. Consummation of any transaction is subject to a number of contingencies, including the satisfaction of customary closing conditions. No assurances can be provided that we will acquire any properties in the future. See "Item 1A. Risk Factors - Recent and future acquisitions and development properties may fail to perform in accordance with our expectations and may require renovation and development costs exceeding our estimates."

2013 Disposition Activity

During the fourth quarter of 2013, we sold:

•
eight office properties in Greenville, SC for a sale price of $57.9 million (before $0.1 million in closing credits to buyer for unfunded tenant improvements and after $0.3 million in closing credits to buyer for free rent) and recorded a gain on disposition of discontinued operations of $3.1 million;

•
an office property in Tampa, FL for a sale price of $11.5 million (before $0.6 million in closing credits to buyer for unfunded tenant improvements) and recorded a gain on disposition of discontinued operations of $2.8 million;

•	an office property in Atlanta, GA for a sale price of $13.8 million and recorded a gain on disposition of discontinued operations of $3.0 million;

•	four office properties in Winston-Salem, NC for a sale price of $6.2 million and recorded a gain on disposition of discontinued operations of $0.1 million; and

•	an office property in Winston-Salem, NC for a sale price of $5.3 million and recorded a gain on disposition of discontinued operations of $2.5 million.

During the third quarter of 2013, we sold:

•	an office property in Tampa, FL for a sale price of $11.6 million and recorded a gain on disposition of discontinued operations of $1.2 million; and

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

During the first quarter of 2013, we sold:

•
two office properties in Orlando, FL for a sale price of $14.6 million (before $0.8 million in closing credits to buyer for unfunded tenant improvements) and recorded a loss on disposition of discontinued operations of $0.3 million.

Additionally, in connection with the disposition of an office property in Jackson, MS in the third quarter of 2012, we had the right to receive additional cash consideration of up to $1.5 million upon the satisfaction of a certain post-closing requirement. The post-closing requirement was satisfied and the cash consideration was received during 2013. Accordingly, we recognized $1.5 million in additional gain on disposition of discontinued operations in 2013.

2013 Financing Activity

During 2012, we entered into separate equity sales agreements with each of Wells Fargo Securities, LLC, BB&T Capital Markets, a division of BB&T Securities, LLC, Jefferies LLC, Morgan Stanley & Co., LLC and Piper Jaffray & Co. During 2013, the Company issued 1,299,791 shares of Common Stock under these equity sales agreements at an average gross sales price of $35.95 per share and received net proceeds, after sales commissions, of $46.0 million. We paid an aggregate of $0.7 million in sales commissions to BB&T Capital Markets, Morgan Stanley & Co., LLC and Piper Jaffray & Co. during 2013.

During 2013, we entered into separate equity sales agreements with each of Wells Fargo Securities, LLC, BB&T Capital Markets, a division of BB&T Securities, LLC, Comerica Securities, Inc., Jefferies LLC and Piper Jaffray & Co. Under the terms of the equity distribution agreements, the Company may offer and sell shares of its Common Stock from time to time through such firms, acting as agents of the Company or as principals. Sales of the shares, if any, may be made by means of ordinary brokers' transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices or as otherwise agreed with any of such firms. During 2013, the Company issued 2,661,399 shares of Common Stock at an average gross sales price of $37.47 per share and received net proceeds, after sales commissions, of $98.2 million. We paid an aggregate of $1.5 million in sales commissions to Wells Fargo Securities, LLC and Jefferies LLC during 2013. No shares of Common Stock were sold under the equity sales agreements during the fourth quarter of 2013.

During the third quarter of 2013, the Company issued 4,312,500 shares of Common Stock in a public offering and received net proceeds of $150.9 million. The Company used the net proceeds from the offering to repay borrowings outstanding under our unsecured revolving credit facility, to fund property acquisitions and development activity and for general corporate purposes.

During the fourth quarter of 2013, we entered into an amended and restated $475.0 million unsecured revolving credit facility, which replaced our previously existing $475.0 million revolving credit facility, and includes an accordion feature that allows for an additional $75.0 million of borrowing capacity subject to additional lender commitments. Our new revolving credit facility is scheduled to mature in January 2018. Assuming no defaults have occurred, we have an option to extend the maturity for two additional six-month periods. The interest rate on the new facility at our current credit ratings is LIBOR plus 110 basis points and the annual facility fee is 20 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody's Investors Service or Standard & Poor's Ratings Services. The financial and other covenants under the new facility are similar to our previous credit facility. We use our revolving credit facility for working capital purposes and for the short-term funding of our development and acquisition activity and, in certain instances, the repayment of other debt. The continued ability to borrow under the revolving credit facility allows us to quickly capitalize on strategic opportunities at short-term interest rates. There was $215.7 million and $223.0 million outstanding under our revolving credit facility at December 31, 2013 and January 31, 2014, respectively. At both December 31, 2013 and January 31, 2014, we had $0.1 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at December 31, 2013 and January 31, 2014 was $259.2 million and $251.9 million, respectively. We simultaneously amended and restated our $200.0 million, five-year unsecured bank term loan, which was scheduled to mature in January 2018. The loan is now scheduled to mature in January 2019 and the interest rate, based on our current credit ratings, was reduced from LIBOR plus 135 basis points to LIBOR plus 120 basis points. We also simultaneously amended and restated our $225.0 million, seven-year unsecured bank term loan to conform certain provisions to our other credit facilities.

During the fourth quarter of 2013, we prepaid without penalty a secured mortgage loan with a fair market value of $67.5 million bearing an effective interest rate of 5.12% that was originally scheduled to mature in January 2014. During the fourth quarter of 2013, one of our consolidated affiliates also prepaid without penalty the remaining $32.3 million balance on four secured mortgage loans bearing interest at a weighted average rate of 5.79% that were originally scheduled to mature in January 2014. During the third quarter of 2013, we prepaid without penalty the remaining $114.7 million balance on two secured mortgage loans bearing interest at a weighted average rate of 5.75% that were originally scheduled to mature in December 2013. Real estate assets having a gross book value of approximately $147 million became unencumbered in connection with the payoff of these secured loans.

During 2013, we also paid down $11.7 million of secured loan balances through principal amortization and prepaid the remaining $35.0 million balance on a $200.0 million unsecured bank term loan that was originally scheduled to mature in February 2016.

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

Covenant Compliance

We are currently in compliance with financial covenants and other requirements with respect to our consolidated debt. Although we expect to remain in compliance with these covenants and ratios for at least the next year, depending upon our future operating performance, property and financing transactions and general economic conditions, we cannot assure you that we will continue to be in compliance.

Our revolving credit facility and bank term loans require us to comply with customary operating covenants and various financial requirements. Upon an event of default on the revolving credit facility, the lenders having at least 51.0% of the total commitments under the revolving credit facility can accelerate all borrowings then outstanding, and we could be prohibited from borrowing any further amounts under our revolving credit facility, which would adversely affect our ability to fund our operations.

The Operating Partnership has the following unsecured notes currently outstanding ($ in thousands):

	Face Amount	Carrying Amount	Stated Interest Rate	Effective Interest Rate
Notes due March 2017	$379,685	$379,311	5.850%	5.880%
Notes due April 2018	$200,000	$200,000	7.500%	7.500%
Notes due January 2023	$250,000	$247,624	3.625%	3.752%

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

Contractual Obligations

The following table sets forth a summary regarding our known contractual obligations, including required interest payments for those items that are interest bearing, at December 31, 2013 ($ in thousands):

		Amounts due during the years ending December 31,
	Total	2014	2015	2016	2017	2018	Thereafter
Mortgages and Notes Payable:
Principal payments (1)	$1,955,172	$137,696	$80,932	$157,638	$488,206	$415,700	$675,000
Interest payments	338,178	83,626	78,714	68,026	46,931	23,956	36,925
Financing Obligations:
SF-HIW Harborview Plaza, LP financing obligation	12,783	12,783	—	—	—	—	—
Tax increment financing bond	10,422	1,460	1,561	1,669	1,785	1,908	2,039
Interest on financing obligations (2)	2,669	722	621	513	397	274	142
Capitalized Lease Obligations	293	177	101	15	—	—	—
Purchase Obligations:
Lease and contractual commitments (3)	233,753	197,698	34,398	625	165	100	767
Operating Lease Obligations:
Operating ground leases	131,690	3,044	3,076	3,109	3,143	3,179	116,139
Other Long Term Obligations:
Future infrastructure funding	7,958	3,220	3,680	1,058	—	—	—
Total	$2,692,918	$440,426	$203,083	$232,653	$540,627	$445,117	$831,012
__________

(1)	Excludes amortization of premiums, discounts and/or purchase accounting adjustments.

(2)
Does not include interest on the SF-HIW Harborview Plaza, LP financing obligation, which cannot be reasonably estimated for future periods. The interest expense on these financing obligations was $0.1 million, $(0.3) million and $0.8 million in 2013, 2012 and 2011, respectively.

(3)
Amount represents commitments under signed leases and contracts for operating properties, excluding tenant-funded tenant improvements, and contracts for development/redevelopment projects. This includes $136.4 million of contractual commitments related to our in process development activity. The timing of these expenditures may fluctuate.

The interest payments due on mortgages and notes payable are based on the stated rates for the fixed rate debt and on the rates in effect at December 31, 2013 for the variable rate debt. The weighted average interest rate on our fixed (including debt with a variable rate that is effectively fixed by related interest rate swaps) and variable rate debt was 5.10% and 1.32%, respectively, at December 31, 2013. For additional information about our mortgages and notes payable, see Note 6 to our Consolidated Financial Statements. For additional information about our financing obligations, see Note 8 to our Consolidated Financial Statements. For additional information about purchase obligations, operating lease obligations and other long term obligations, see Note 9 to our Consolidated Financial Statements.

Off Balance Sheet Arrangements

We generally account for our investments in less than majority owned joint ventures, partnerships and limited liability companies using the equity method. As a result, these joint ventures are not included in our Consolidated Financial Statements, other than as investments in unconsolidated affiliates and equity in earnings of unconsolidated affiliates.

At December 31, 2013, our unconsolidated joint ventures had $294.7 million of total assets and $200.8 million of total liabilities. Our weighted average equity interest based on the total assets of these unconsolidated joint ventures was 33.2%. During 2013, these unconsolidated joint ventures had $5.4 million of aggregate net income, of which our share was $1.1 million. Additionally, we recorded $1.2 million of positive adjustments for management and other fees in equity in earnings of unconsolidated affiliates. For additional information about our unconsolidated joint venture activity, see Note 4 to our Consolidated Financial Statements.

At December 31, 2013, our unconsolidated joint ventures had $189.4 million of outstanding mortgage debt. The following table sets forth the scheduled maturities of the Company’s $64.4 million proportionate share of the outstanding debt of its unconsolidated joint ventures at December 31, 2013 ($ in thousands):

2014	$11,011
2015	992
2016	1,062
2017	27,082
2018	19,397
Thereafter	4,880
$64,424

All of this joint venture debt is non-recourse to us except in the case of customary exceptions pertaining to such matters as misuse of funds, environmental conditions, material misrepresentations and voluntary or uncontested involuntary bankruptcy events.

During the second quarter of 2013, our Highwoods DLF 98/29, LLC joint venture sold an office property to an unrelated third party for a sale price of $5.9 million (after $0.1 million in closing credits to buyer for free rent) and recorded a gain on disposition of discontinued operations of less than $0.1 million. We recorded less than $0.1 million as our share of this gain through equity in earnings of unconsolidated affiliates.

Our Highwoods DLF 98/29, LLC joint venture recorded impairments of real estate assets of $15.3 million during the third quarter of 2013 on an office property in Orlando, FL and $4.8 million during the first quarter of 2013 on an office property in Atlanta, GA and an office property in Charlotte, NC. We recorded $3.5 million and $1.0 million, respectively, as our share of these impairment charges through equity in earnings of unconsolidated affiliates. These impairments were due to a change in the assumed timing of future dispositions and/or leasing assumptions, which reduced the future expected cash flows from the impaired properties.

During the first quarter of 2013, our Highwoods DLF 97/26 DLF 99/32, LP joint venture sold an office property to an unrelated third party for a sale price of $10.1 million (after $0.3 million in closing credits to buyer for free rent) and recorded a gain on disposition of property of less than $0.1 million. As our cost basis is different from the basis reflected at the joint venture level, we recorded $0.4 million of gain through equity in earnings of unconsolidated affiliates.

See "2013 Acquisition Activity" for a description of the acquisitions of (1) our joint venture partner's 60.0% interest in our HIW-KC Orlando, LLC joint venture and (2) two office properties in Atlanta, GA from our Highwoods DLF 97/26 DLF 99/32, LP joint venture.

During the fourth quarter of 2013, our Highwoods DLF Forum, LLC joint venture obtained a $71.7 million, five-year secured mortgage loan from a third party lender, bearing a floating interest rate of LIBOR plus 190 basis points, which was used by the joint venture to repay a secured loan at maturity to a third party lender. The loan is scheduled to mature in November 2018.

During the fourth quarter of 2013, the Lofts at Weston joint venture sold 215 residential units to an unrelated third party for gross proceeds of $38.3 million and recorded a gain of $12.2 million. As a result, we received aggregate net distributions of $9.4 million and recorded our share of the gain of $3.2 million, which is net of $1.7 million in taxes incurred by our taxable REIT subsidiary, in equity in earnings of unconsolidated affiliates.

Financing Arrangements

- SF-HIW Harborview Plaza, LP

In 2002, we contributed Harborview Plaza, a 205,000 rentable square foot office building to our SF-HIW Harborview Plaza, LP joint venture. We retained a 20.0% equity interest in the joint venture. Our joint venture partner has the right to put its 80.0% equity interest in the joint venture to us in exchange for cash at any time during the one-year period commencing September 11, 2014. The value of the 80.0% equity interest will be determined at the time that our partner elects to exercise its put right, if ever, based upon the then fair market value of the joint venture's assets and liabilities. The fair value of the real estate assets will be reduced by 3.0%, which is intended to represent the hypothetical costs of a sale transaction. Because of the put option, this transaction has been accounted for as a financing transaction. Accordingly, the assets, liabilities and operations of Harborview Plaza, which is the sole property owned by SF-HIW Harborview LP, remain in our Consolidated Financial Statements.

As a result, we initially established a gross financing obligation equal to the $12.7 million equity contributed by our joint venture partner. During 2012, our joint venture partner contributed an additional $1.8 million of equity to the joint venture. During each period, we increase the gross financing obligation for 80.0% of the net income before depreciation of Harborview Plaza, which is recorded as interest expense on financing obligation, and decrease the gross financing obligation for distributions made to our joint venture partner. At the end of each reporting period, the balance of the gross financing obligation is adjusted to equal the greater of the equity contributed by our joint venture partner or the current fair value of the put option, which is recorded as a valuation allowance. The valuation allowance is amortized on a straight-line basis prospectively through September 2014 as interest expense on financing obligation. The fair value of the put option was $12.8 million and $12.7 million at December 31, 2013 and 2012, respectively. We continue to depreciate Harborview Plaza and record all of the depreciation on our books. At such time as the put option expires or is otherwise terminated, we will record the transaction as a partial sale and recognize gain accordingly.

- Tax Increment Financing Bond

In connection with tax increment financing for a parking garage we constructed in 1999, we are obligated to pay fixed special assessments over a 20-year period ending in 2019. The net present value of these assessments, discounted at the 6.93% interest rate on the underlying tax increment financing, is recorded as a financing obligation. We receive special tax revenues and property tax rebates recorded in interest and other income, which are intended, but not guaranteed, to provide funds to pay the special assessments. We acquired the related tax increment financing bond, which is recorded in prepaid and other assets, in a privately negotiated transaction in 2007. For additional information about this tax increment financing bond, see Note 11 to our Consolidated Financial Statements.

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

Expenditures directly related to the leasing of properties are included in deferred financing and leasing costs and are stated at amortized cost. Such expenditures are part of the investment necessary to execute leases and, therefore, are classified as investment activities in the statement of cash flows. All leasing commissions paid to third parties for new leases or lease renewals are capitalized. Internal leasing costs include primarily compensation, benefits and other costs, such as legal fees related to leasing activities, that are incurred in connection with successfully obtaining leases of properties. Capitalized leasing costs are amortized on a straight-line basis over the initial fixed terms of the respective leases, which generally are from three to 10 years. Estimated costs related to unsuccessful activities are expensed as incurred.

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

Impairments of Real Estate Assets and Investments in Unconsolidated Affiliates

With respect to assets classified as held for use, we perform an impairment analysis if events or changes in circumstances indicate that the carrying value may be impaired, such as a significant decline in occupancy, identification of materially adverse legal or environmental factors, change in our designation of an asset from core to non-core, which may impact the anticipated holding period, or a decline in market value to an amount less than cost. This analysis is generally performed at the property level, except when an asset is part of an interdependent group such as an office park, and consists of determining whether the asset's carrying amount will be recovered from its undiscounted estimated future operating and residual cash flows. These cash flows are estimated based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for customers, changes in market rental rates, costs to operate each property and expected ownership periods. For properties under development, the cash flows are based on expected service potential of the asset or asset group when development is substantially complete.

If the carrying amount of a held for use asset exceeds the sum of its undiscounted future operating and residual cash flows, an impairment loss is recorded for the difference between estimated fair value of the asset and the carrying amount. We generally estimate the fair value of assets held for use by using discounted cash flow analyses. In some instances, appraisal information may be available and is used in addition to a discounted cash flow analysis. As the factors used in generating these cash flows are difficult to predict and are subject to future events that may alter our assumptions, the discounted and/or undiscounted future operating and residual cash flows estimated by us in our impairment analyses or those established by appraisal may not be achieved and we may be required to recognize future impairment losses on properties held for use.

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

Cost recovery income is determined on a calendar year and a lease-by-lease basis. The most common types of cost recovery income in our leases are common area maintenance (“CAM”) and real estate taxes, for which the customer pays its pro-rata share of operating and administrative expenses and real estate taxes in excess of the costs incurred during a contractually specified base year. The computation of cost recovery income is complex and involves numerous judgments, including the interpretation of terms and other customer lease provisions. Leases are not uniform in dealing with such cost recovery income and there are many variations in the computation. Many customers make monthly fixed payments of CAM, real estate taxes and other cost reimbursement items. We accrue cost recovery income related to these payments each month. We make quarterly accrual adjustments, positive or negative, to cost recovery income to adjust the recorded amounts to our best estimate of the final annual amounts to be billed and collected. After the end of the calendar year, we compute each customer's final cost recovery income and, after considering amounts paid by the customer during the year, issue a bill or credit for the appropriate amount to the customer. The differences between the amounts billed less previously received payments and the accrual adjustment are recorded as increases or decreases to cost recovery income when the final bills are prepared, which occurs during the first half of the subsequent year.

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

Non-GAAP Measures - FFO and NOI

The Company believes that FFO, FFO available for common stockholders and FFO available for common stockholders per share are beneficial to management and investors and are important indicators of the performance of any equity REIT. Because these FFO calculations exclude such factors as depreciation, amortization and impairments of real estate assets and gains or losses from sales of operating real estate assets, which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful life estimates, they facilitate comparisons of operating performance between periods and between other REITs. Management believes that historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient on a stand-alone basis. As a result, management believes that the use of FFO, FFO available for common stockholders and FFO available for common stockholders per share, together with the required GAAP presentations, provides a more complete understanding of the Company's performance relative to its competitors and a more informed and appropriate basis on which to make decisions involving operating, financing and investing activities.

FFO, FFO available for common stockholders and FFO available for common stockholders per share are non-GAAP financial measures and therefore do not represent net income or net income per share as defined by GAAP. Net income and net income per share as defined by GAAP are the most relevant measures in determining the Company's operating performance because these FFO measures include adjustments that investors may deem subjective, such as adding back expenses such as depreciation, amortization and impairments. Furthermore, FFO available for common stockholders per share does not depict the amount that accrues directly to the stockholders' benefit. Accordingly, FFO, FFO available for common stockholders and FFO available for common stockholders per share should never be considered as alternatives to net income, net income available for common stockholders, or net income available for common stockholders per share as indicators of the Company's operating performance.

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

	Year Ended December 31,
	2013	2012	2011
Funds from operations:
Net income	$131,097	$84,235	$47,971
Net (income) attributable to noncontrolling interests in consolidated affiliates	(949)	(786)	(755)
Depreciation and amortization of real estate assets	174,683	144,275	125,534
(Gain) on acquisition of controlling interest in unconsolidated affiliate	(7,451)	—	—
Unconsolidated affiliates:
Depreciation and amortization of real estate assets	6,796	7,736	8,388
Impairments of depreciable properties	4,507	1,002	—
(Gains) on disposition of depreciable properties	(431)	(1,120)	—
Discontinued operations:
Depreciation and amortization of real estate assets	5,753	11,970	15,647
Impairments of depreciable properties	2,194	—	2,429
(Gains) on disposition of depreciable properties	(63,792)	(29,455)	(2,573)
Funds from operations	252,407	217,857	196,641
Dividends on Preferred Stock	(2,508)	(2,508)	(4,553)
Excess of Preferred Stock redemption/repurchase cost over carrying value	—	—	(1,895)
Funds from operations available for common stockholders	$249,899	$215,349	$190,193
Funds from operations available for common stockholders per share	$2.81	$2.70	$2.50
Weighted average shares outstanding (1)	88,836	79,678	76,189
__________

(1)	Includes assumed conversion of all potentially dilutive Common Stock equivalents.

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

As of December 31, 2013, our same property portfolio consisted of 247 in-service office, industrial and retail properties encompassing 24.1 million rentable square feet that were wholly owned during the entirety of the periods presented (from January 1, 2012 to December 31, 2013). As of December 31, 2012, our same property portfolio consisted of 284 in-service office, industrial and retail properties encompassing 25.8 million rentable square feet that were wholly owned during the entirety of the periods presented (from January 1, 2011 to December 31, 2012). The change in our same property portfolio was due to the addition of eight office properties encompassing 2.1 million rentable square feet acquired during 2011 and two newly developed office properties encompassing 0.2 million rentable square feet placed in service during 2011, offset by the removal of 18 office properties and 29 industrial properties encompassing 4.0 million rentable square feet classified as discontinued operations during 2013.

Rental and other revenues related to properties not in our same property portfolio were $95.7 million and $23.8 million for the years ended December 31, 2013 and 2012, respectively. Rental property and other expenses related to properties not in our same property portfolio were $38.5 million and $11.9 million for the years ended December 31, 2013 and 2012, respectively.

The following table sets forth the Company’s NOI and same property NOI:

	Year Ended December 31,
	2013	2012
Income from continuing operations before disposition of investment properties and activity in unconsolidated affiliates	$53,011	$34,834
Other income	(6,398)	(6,380)
Interest expense	92,703	96,114
General and administrative expenses	37,193	37,377
Depreciation and amortization	176,957	146,357
Net operating income from continuing operations	353,466	308,302
Less – non same property and other net operating income	(57,205)	(11,877)
Total same property net operating income from continuing operations	$296,261	$296,425

Rental and other revenues	$556,810	$485,046
Rental property and other expenses	203,344	176,744
Total net operating income from continuing operations	353,466	308,302
Less – non same property and other net operating income	(57,205)	(11,877)
Total same property net operating income from continuing operations	$296,261	$296,425

Total same property net operating income from continuing operations	$296,261	$296,425
Less – straight-line rent and lease termination fees	(9,474)	(14,483)
Same property cash net operating income from continuing operations	$286,787	$281,942

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

We borrow funds at a combination of fixed and variable rates. Borrowings under our revolving credit facility and bank term loans bear interest at variable rates. Our long-term debt, which consists of secured and unsecured long-term financings, typically bears interest at fixed rates. Our interest rate risk management objectives are to limit generally the impact of interest rate changes on earnings and cash flows and lower our overall borrowing costs. To achieve these objectives, from time to time we enter into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We generally do not hold or issue these derivative contracts for trading or speculative purposes.

At December 31, 2013, we had $1,315.6 million principal amount of fixed rate debt outstanding (not including debt with a variable rate that is effectively fixed by related interest rate swaps). The estimated aggregate fair market value of this debt was $1,390.6 million. If interest rates had been 100 basis points higher, the aggregate fair market value of our fixed rate debt would have been $48.7 million lower. If interest rates had been 100 basis points lower, the aggregate fair market value of our fixed rate debt would have been $51.6 million higher.

At December 31, 2013, we had $415.7 million of variable rate debt outstanding not protected by interest rate hedge contracts. If the weighted average interest rate on this variable rate debt had been 100 basis points higher, the annual interest expense would increase $4.2 million. If the weighted average interest rate on this variable rate debt had been 100 basis points lower, the annual interest expense would decrease $4.2 million.

At December 31, 2013, we had $225.0 million of variable rate LIBOR-based debt outstanding with $225.0 million of related floating-to-fixed interest rate swaps. These swaps effectively fix the underlying LIBOR rate of the debt at 1.678%. If LIBOR interest rates increase or decrease by 100 basis points, the aggregate fair market value of the swaps at December 31, 2013 would increase by $10.5 million or decrease by $10.6 million, respectively. We are exposed to certain losses in the event of nonperformance by the counterparties, which are major financial institutions, under the swaps. We regularly evaluate the financial condition of our counterparties using publicly available information. Based on this review, we currently expect the counterparties to perform fully under the swaps. However, if a counterparty defaults on its obligations under a swap, we could be required to pay the full rates on the applicable debt, even if such rates were in excess of the rate in the contract.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See page 56 for Index to Consolidated Financial Statements of Highwoods Properties, Inc. and Highwoods Realty Limited Partnership.

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

Under the supervision of the Company's CEO and CFO, we conducted an evaluation of the effectiveness of the Company's internal control over financial reporting at December 31, 2013 based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have concluded that, at December 31, 2013, the Company's internal control over financial reporting was effective. Deloitte & Touche LLP, our independent registered public accounting firm, has issued their attestation report, which is included below, on the effectiveness of the Company's internal control over financial reporting at December 31, 2013.

Management's Annual Report on the Operating Partnership's Internal Control Over Financial Reporting

The Operating Partnership is also required to establish and maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Under the supervision of the Company's CEO and CFO, we conducted an evaluation of the effectiveness of the Operating Partnership's internal control over financial reporting at December 31, 2013 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have concluded that, at December 31, 2013, the Operating Partnership's internal control over financial reporting was effective. SEC rules do not require us to obtain an attestation report of Deloitte & Touche LLP on the effectiveness of the Operating Partnership's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Highwoods Properties, Inc.
Raleigh, North Carolina

We have audited the internal control over financial reporting of Highwoods Properties, Inc. and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on the Company’s Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2013 of the Company and our report dated February 10, 2014 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ Deloitte & Touche LLP

Raleigh, North Carolina
February 10, 2014

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2013 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were also no changes in the Operating Partnership’s internal control over financial reporting during the fourth quarter of 2013 that materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about the Company’s executive officers and directors and the code of ethics that applies to the Company’s chief executive officer and senior financial officers, which is posted on our website, is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 13, 2014. See Item X in Part I of this Annual Report for biographical information regarding the Company’s executive officers. The Company is the sole general partner of the Operating Partnership.

ITEM 11. EXECUTIVE COMPENSATION

Information about the compensation of the Company’s directors and executive officers is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 13, 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about the beneficial ownership of Common Stock and the Company’s equity compensation plans is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 13, 2014.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information about certain relationships and related transactions and the independence of the Company’s directors is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 13, 2014.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information about fees paid to and services provided by our independent registered public accounting firm is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 13, 2014.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Reference is made to the Index to Consolidated Financial Statements on page 56 for a list of the Consolidated Financial Statements of Highwoods Properties, Inc. and Highwoods Realty Limited Partnership included in this report.

Exhibits

Exhibit Number		Description
3.1		Amended and Restated Charter of the Company (filed as part of the Company’s Current Report on Form 8-K dated May 15, 2008)
3.2		Amended and Restated Bylaws of the Company (filed as part of the Company’s Current Report on Form 8-K dated May 15, 2008)
4.1
Indenture among the Operating Partnership, the Company and U.S. Bank National Association (as successor in interest to Wachovia Bank, N.A.) dated as of December 1, 1996 (filed as part of the Operating Partnership’s Current Report on Form 8-K dated December 2, 1996)

4.2		Form of 7.5% Notes due April 15, 2018 (filed as part of the Company's Current Report on Form 8-K dated April 24, 1998)
4.3		Form of 5.85% Notes due March 15, 2017 (filed as part of the Company's Current Report on Form 8-K dated March 22, 2007)
4.4		Officers’ Certificate Establishing the Terms of the 5.85% Notes, dated March 22, 2007 (filed as part of the Company's Current Report on Form 8-K dated March 22, 2007)
4.5		Form of 3.625% Notes due January 15, 2023 (filed as part of the Company's Current Report on Form 8-K dated December 18, 2012)
4.6		Officers' Certificate Establishing the Terms of the 3.625% Notes, dated as of December 18, 2012 (filed as part of the Company's Current Report on Form 8-K dated December 18, 2012)
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

10.3	*	2009 Long-Term Equity Incentive Plan (filed as part of the Company’s Current Report on Form 8-K dated May 13, 2009)
10.4		Form of warrants to purchase Common Stock of the Company (filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997)
10.5	*	Highwoods Properties, Inc. Retirement Plan, effective as of March 1, 2006 (filed as part of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)
10.6	*
Amended and Restated Executive Supplemental Employment Agreement, dated as of February 12, 2013, between the Company and Edward J. Fritsch (filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 2012)

10.7	*
Amended and Restated Executive Supplemental Employment Agreement, dated as of February 12, 2013, between the Company and Michael E. Harris (filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 2012)

10.8	*
Amended and Restated Executive Supplemental Employment Agreement, dated as of February 12, 2013, between the Company and Terry L. Stevens (filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 2012)

10.9	*
Amended and Restated Executive Supplemental Employment Agreement, dated as of February 12, 2013, between the Company and Jeffrey D. Miller (filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 2012)

10.10	*	Highwoods Properties, Inc. Amended and Restated Employee Stock Purchase Plan (filed as part of the Company’s Current Report on Form 8-K dated May 12, 2010)

Exhibit Number		Description
10.11	*	Amendment No. 1 to the Amended and Restated Employee Stock Purchase Plan of the Company (filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 2010)
10.12
Fourth Amended and Restated Credit Agreement, dated as of November 12, 2013, by and among the Company, the Operating Partnership , Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, National Association, as Syndication Agent, and the Other Lenders named therein (filed as part of the Company's Current Report on Form 8-K dated November 12, 2013)

10.13
Amended and Restated Five-Year Term Loan Agreement, dated as of November 12, 2013, by and among the Company, the Operating Partnership, Wells Fargo Bank, National Association, as Administrative Agent, and the Other Lenders named therein (filed as part of the Company's Current Report on Form 8-K dated November 12, 2013)

10.14
Amended and Restated Seven-Year Term Loan Agreement, dated as of November 12, 2013, by and among the Company, the Operating Partnership, Wells Fargo Bank, National Association, as Administrative Agent, and the Other Lenders named therein (filed as part of the Company's Current Report on Form 8-K dated November 12, 2013)

12.1		Statement re: Computation of Ratios of the Company
12.2		Statement re: Computation of Ratios of the Operating Partnership
21		Schedule of Subsidiaries
23		Consent of Deloitte & Touche LLP for the Company
31.1		Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Company
31.2		Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Company
31.3		Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Operating Partnership
31.4		Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Operating Partnership
32.1		Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Company
32.2		Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Company
32.3		Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Operating Partnership
32.4		Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Operating Partnership
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Extension Labels Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
__________

* Represents management contract or compensatory plan.

__________

All other schedules are omitted because they are not applicable or because the required information is included in our Consolidated Financial Statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Highwoods Properties, Inc.
Raleigh, North Carolina

We have audited the accompanying consolidated balance sheets of Highwoods Properties, Inc. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Highwoods Properties, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 10, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Raleigh, North Carolina
February 10, 2014

HIGHWOODS PROPERTIES, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2013	2012
Assets:
Real estate assets, at cost:
Land	$393,602	$332,337
Buildings and tenant improvements	3,748,869	3,099,943
Development in process	44,621	21,198
Land held for development	110,374	115,416
	4,297,466	3,568,894
Less-accumulated depreciation	(985,244)	(876,446)
Net real estate assets	3,312,222	2,692,448
Real estate and other assets, net, held for sale	—	191,327
Cash and cash equivalents	10,184	13,783
Restricted cash	14,169	19,702
Accounts receivable, net of allowance of $1,648 and $2,848, respectively	26,430	23,073
Mortgages and notes receivable, net of allowance of $302 and $182, respectively	26,409	25,472
Accrued straight-line rents receivable, net of allowance of $1,063 and $813, respectively	126,014	109,401
Investments in and advances to unconsolidated affiliates	29,901	66,800
Deferred financing and leasing costs, net of accumulated amortization of $92,220 and $75,008, respectively	222,211	163,964
Prepaid expenses and other assets, net of accumulated amortization of $12,905 and $12,318, respectively	39,561	44,458
Total Assets	$3,807,101	$3,350,428
Liabilities, Noncontrolling Interests in the Operating Partnership and Equity:
Mortgages and notes payable	$1,956,299	$1,859,162
Accounts payable, accrued expenses and other liabilities	218,962	172,146
Financing obligations	26,664	29,358
Total Liabilities	2,201,925	2,060,666
Commitments and contingencies
Noncontrolling interests in the Operating Partnership	106,480	124,869
Equity:
Preferred Stock, $.01 par value, 50,000,000 authorized shares;
8.625% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 29,077 shares issued and outstanding	29,077	29,077
Common Stock, $.01 par value, 200,000,000 authorized shares;
89,920,915 and 80,311,437 shares issued and outstanding, respectively	899	803
Additional paid-in capital	2,370,368	2,040,306
Distributions in excess of net income available for common stockholders	(920,433)	(897,418)
Accumulated other comprehensive loss	(2,611)	(12,628)
Total Stockholders’ Equity	1,477,300	1,160,140
Noncontrolling interests in consolidated affiliates	21,396	4,753
Total Equity	1,498,696	1,164,893
Total Liabilities, Noncontrolling Interests in the Operating Partnership and Equity	$3,807,101	$3,350,428
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Income
(in thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Rental and other revenues	$556,810	$485,046	$431,956
Operating expenses:
Rental property and other expenses	203,344	176,744	157,306
Depreciation and amortization	176,957	146,357	127,499
General and administrative	37,193	37,377	35,727
Total operating expenses	417,494	360,478	320,532
Interest expense:
Contractual	88,838	92,838	91,458
Amortization of deferred financing costs	3,802	3,685	3,312
Financing obligations	63	(409)	740
	92,703	96,114	95,510
Other income:
Interest and other income	6,597	7,353	7,387
Losses on debt extinguishment	(199)	(973)	(24)
	6,398	6,380	7,363
Income from continuing operations before disposition of investment properties and activity in unconsolidated affiliates	53,011	34,834	23,277
Gains/(losses) on disposition of property	(3)	—	764
Gains/(losses) on for-sale residential condominiums	—	444	(316)
Gains on disposition of investments in unconsolidated affiliates	—	—	2,282
Gain on acquisition of controlling interest in unconsolidated affiliate	7,451	—	—
Equity in earnings of unconsolidated affiliates	2,264	5,035	4,878
Income from continuing operations	62,723	40,313	30,885
Discontinued operations:
Income from discontinued operations	6,776	14,467	16,942
Impairments of real estate assets	(2,194)	—	(2,429)
Net gains on disposition of discontinued operations	63,792	29,455	2,573
	68,374	43,922	17,086
Net income	131,097	84,235	47,971
Net (income) attributable to noncontrolling interests in the Operating Partnership	(4,691)	(3,854)	(2,091)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(949)	(786)	(755)
Dividends on Preferred Stock	(2,508)	(2,508)	(4,553)
Excess of Preferred Stock redemption/repurchase cost over carrying value	—	—	(1,895)
Net income available for common stockholders	$122,949	$77,087	$38,677
Earnings per Common Share – basic:
Income from continuing operations available for common stockholders	$0.67	$0.47	$0.31
Income from discontinued operations available for common stockholders	0.77	0.55	0.23
Net income available for common stockholders	$1.44	$1.02	$0.54
Weighted average Common Shares outstanding – basic	85,335	75,811	72,281
Earnings per Common Share – diluted:
Income from continuing operations available for common stockholders	$0.67	$0.47	$0.31
Income from discontinued operations available for common stockholders	0.77	0.55	0.23
Net income available for common stockholders	$1.44	$1.02	$0.54
Weighted average Common Shares outstanding – diluted	88,836	79,678	76,189
Net income available for common stockholders:
Income from continuing operations available for common stockholders	$57,081	$35,252	$22,443
Income from discontinued operations available for common stockholders	65,868	41,835	16,234
Net income available for common stockholders	$122,949	$77,087	$38,677
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Comprehensive income:
Net income	$131,097	$84,235	$47,971
Other comprehensive income/(loss):
Unrealized gains on tax increment financing bond	869	411	234
Unrealized gains/(losses) on cash flow hedges	5,778	(10,358)	(2,202)
Amortization of cash flow hedges	3,370	3,053	(118)
Total other comprehensive income/(loss)	10,017	(6,894)	(2,086)
Total comprehensive income	141,114	77,341	45,885
Less-comprehensive (income) attributable to noncontrolling interests	(5,640)	(4,640)	(2,846)
Comprehensive income attributable to common stockholders	$135,474	$72,701	$43,039
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Equity
(in thousands, except share amounts)

	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Series B Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2010	71,690,487	$717	$29,092	$52,500	$1,766,886	$(3,648)	$4,460	$(761,785)	$1,088,222
Issuances of Common Stock, net of tax withholdings	758,389	8	—	—	23,262	—	—	—	23,270
Conversions of Common Units to Common Stock	64,469	—	—	—	1,906	—	—	—	1,906
Dividends on Common Stock	—	—	—	—	—	—	—	(122,745)	(122,745)
Dividends on Preferred Stock	—	—	—	—	—	—	—	(4,553)	(4,553)
Adjustment of noncontrolling interests in the Operating Partnership to fair value	—	—	—	—	3,955	—	—	—	3,955
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	—	—	(569)	—	(569)
Issuances of restricted stock	134,352	—	—	—	—	—	—	—	—
Redemptions/repurchases of Preferred Stock	—	—	(15)	(52,500)	1,895	—	—	(1,895)	(52,515)
Share-based compensation expense, net of forfeitures	—	1	—	—	6,093	—	—	—	6,094
Net (income) attributable to noncontrolling interests in the Operating Partnership	—	—	—	—	—	—	—	(2,091)	(2,091)
Net (income) attributable to noncontrolling interests in consolidated affiliates	—	—	—	—	—	—	755	(755)	—
Comprehensive income:
Net income	—	—	—	—	—	—	—	47,971	47,971
Other comprehensive loss	—	—	—	—	—	(2,086)	—	—	(2,086)
Total comprehensive income									45,885
Balance at December 31, 2011	72,647,697	726	29,077	—	1,803,997	(5,734)	4,646	(845,853)	986,859
Issuances of Common Stock, net of tax withholdings	7,441,489	74	—	—	243,094	—	—	—	243,168
Conversions of Common Units to Common Stock	63,366	—	—	—	2,096	—	—	—	2,096
Dividends on Common Stock	—	—	—	—	—	—	—	(128,652)	(128,652)
Dividends on Preferred Stock	—	—	—	—	—	—	—	(2,508)	(2,508)
Adjustment of noncontrolling interests in the Operating Partnership to fair value	—	—	—	—	(16,491)	—	—	—	(16,491)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	—	—	(679)	—	(679)
Issuances of restricted stock	158,885	—	—	—	—	—	—	—	—
Share-based compensation expense, net of forfeitures	—	3	—	—	7,610	—	—	—	7,613
Net (income) attributable to noncontrolling interests in the Operating Partnership	—	—	—	—	—	—	—	(3,854)	(3,854)
Net (income) attributable to noncontrolling interests in consolidated affiliates	—	—	—	—	—	—	786	(786)	—
Comprehensive income:
Net income	—	—	—	—	—	—	—	84,235	84,235
Other comprehensive loss	—	—	—	—	—	(6,894)	—	—	(6,894)
Total comprehensive income									77,341
Balance at December 31, 2012	80,311,437	$803	$29,077	$—	$2,040,306	$(12,628)	$4,753	$(897,418)	$1,164,893

HIGHWOODS PROPERTIES, INC. Consolidated Statements of Equity - Continued (in thousands, except share amounts)

	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Series B Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2012	80,311,437	$803	$29,077	$—	$2,040,306	$(12,628)	$4,753	$(897,418)	$1,164,893
Issuances of Common Stock, net of tax withholdings	8,670,517	87	—	—	305,759	—	—	—	305,846
Conversions of Common Units to Common Stock	789,144	—	—	—	28,788	—	—	—	28,788
Dividends on Common Stock	—	—	—	—	—	—	—	(145,964)	(145,964)
Dividends on Preferred Stock	—	—	—	—	—	—	—	(2,508)	(2,508)
Adjustment of noncontrolling interests in the Operating Partnership to fair value	—	—	—	—	(11,375)	—	—	—	(11,375)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	—	—	(546)	—	(546)
Contributions fom noncontrolling interests in consolidated affiliates	—	—	—	—	—	—	16,240	—	16,240
Issuances of restricted stock	151,630	—	—	—	—	—	—	—	—
Share-based compensation expense, net of forfeitures	(1,813)	9	—	—	6,890	—	—	—	6,899
Net (income) attributable to noncontrolling interests in the Operating Partnership	—	—	—	—	—	—	—	(4,691)	(4,691)
Net (income) attributable to noncontrolling interests in consolidated affiliates	—	—	—	—	—	—	949	(949)	—
Comprehensive income:
Net income	—	—	—	—	—	—	—	131,097	131,097
Other comprehensive income	—	—	—	—	—	10,017	—	—	10,017
Total comprehensive income									141,114
Balance at December 31, 2013	89,920,915	$899	$29,077	$—	$2,370,368	$(2,611)	$21,396	$(920,433)	$1,498,696
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Operating activities:
Net income	$131,097	$84,235	$47,971
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	182,710	158,327	143,146
Amortization of lease incentives and acquisition-related intangible assets and liabilities	345	355	1,446
Share-based compensation expense	6,899	7,613	6,094
Allowance for losses on accounts and accrued straight-line rents receivable	1,516	1,059	2,521
Accrued interest on mortgages and notes receivable	(485)	—	—
Amortization of deferred financing costs	3,802	3,685	3,312
Amortization of cash flow hedges	3,370	3,053	(118)
Amortization of mortgages and notes payable fair value adjustments	(1,825)	—	—
Impairments of real estate assets	2,194	—	2,429
Losses on debt extinguishment	199	973	24
Net gains on disposition of property	(63,789)	(29,455)	(3,337)
(Gains)/losses on for-sale residential condominiums	—	(444)	316
Gains on disposition of investments in unconsolidated affiliates	—	—	(2,282)
Gain on acquisition of controlling interest in unconsolidated affiliate	(7,451)	—	—
Equity in earnings of unconsolidated affiliates	(2,264)	(5,035)	(4,878)
Changes in financing obligations	(753)	(1,282)	(476)
Distributions of earnings from unconsolidated affiliates	3,985	4,618	5,029
Changes in operating assets and liabilities:
Accounts receivable	(920)	3,132	(8,498)
Prepaid expenses and other assets	684	(1,129)	(400)
Accrued straight-line rents receivable	(18,253)	(17,919)	(13,604)
Accounts payable, accrued expenses and other liabilities	15,376	(18,370)	16,701
Net cash provided by operating activities	256,437	193,416	195,396
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	(418,796)	(269,847)	(75,510)
Investment in acquired controlling interest in unconsolidated affiliate	(32,818)	—	—
Investments in development in process	(34,474)	(13,288)	(5,835)
Investments in tenant improvements and deferred leasing costs	(103,243)	(79,639)	(80,934)
Investments in building improvements	(53,189)	(35,799)	(22,287)
Net proceeds from disposition of real estate assets	254,022	152,456	17,717
Net proceeds from disposition of for-sale residential condominiums	—	5,195	3,020
Proceeds from disposition of investments in unconsolidated affiliates	—	—	4,756
Distributions of capital from unconsolidated affiliates	27,486	1,311	1,577
Investments in mortgages and notes receivable	(902)	(8,648)	—
Repayments of mortgages and notes receivable	405	1,776	444
Investments in and advances/repayments to/from unconsolidated affiliates	(429)	8,291	(39,901)
Changes in restricted cash and other investing activities	5,335	(620)	(18,526)
Net cash (used in) investing activities	$(356,603)	$(238,812)	$(215,479)

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows – Continued
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Financing activities:
Dividends on Common Stock	$(145,964)	$(128,652)	$(122,745)
Redemptions/repurchases of Preferred Stock	—	—	(52,515)
Dividends on Preferred Stock	(2,508)	(2,508)	(4,553)
Distributions to noncontrolling interests in the Operating Partnership	(5,667)	(6,334)	(6,413)
Distributions to noncontrolling interests in consolidated affiliates	(546)	(679)	(569)
Proceeds from the issuance of Common Stock	316,081	249,489	23,270
Costs paid for the issuance of Common Stock	(7,678)	(3,600)	—
Repurchase of shares related to tax withholdings	(2,557)	(2,721)	—
Borrowings on revolving credit facility	837,000	524,100	525,800
Repayments of revolving credit facility	(644,300)	(863,100)	(193,800)
Borrowings on mortgages and notes payable	—	507,350	200,000
Repayments of mortgages and notes payable	(259,202)	(219,530)	(344,203)
Borrowings on financing obligations	—	1,839	—
Payments on financing obligations	(1,941)	(1,316)	(1,194)
Payments on debt extinguishment	—	(908)	—
Contributions from noncontrolling interests in consolidated affiliates	16,240	—	—
Additions to deferred financing costs and other financing activities	(2,391)	(5,439)	(6,013)
Net cash provided by financing activities	96,567	47,991	17,065
Net increase/(decrease) in cash and cash equivalents	(3,599)	2,595	(3,018)
Cash and cash equivalents at beginning of the period	13,783	11,188	14,206
Cash and cash equivalents at end of the period	$10,184	$13,783	$11,188

Supplemental disclosure of cash flow information:

	Year Ended December 31,
	2013	2012	2011
Cash paid for interest, net of amounts capitalized	$85,919	$93,547	$90,838

Supplemental disclosure of non-cash investing and financing activities:

	Year Ended December 31,
	2013	2012	2011
Unrealized gains/(losses) on cash flow hedges	$5,778	$(10,358)	$(2,202)
Conversions of Common Units to Common Stock	28,788	2,096	1,906
Changes in accrued capital expenditures	18,384	8,116	11,048
Write-off of fully depreciated real estate assets	31,008	48,978	48,565
Write-off of fully amortized deferred financing and leasing costs	27,347	19,176	19,987
Unrealized gains/(losses) on marketable securities of non-qualified deferred compensation plan	803	475	(119)
Adjustment of noncontrolling interests in the Operating Partnership to fair value	11,375	16,491	(3,955)
Unrealized gains on tax increment financing bond	869	411	234
Assumption of mortgages and notes payable related to acquisition activities	165,515	7,837	192,367
Reduction of advances to unconsolidated affiliates related to acquisition activities	—	26,000	—
Issuances of Common Units to acquire real estate assets	—	2,299	—
Reclass of aggregate differences between historical cost basis and the basis reflected at the joint venture level for assets acquired	8,206	—	—
Option deposit applied upon acquisition of real estate assets	5,000	—	—
See accompanying notes to consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of the General Partner of
Highwoods Realty Limited Partnership
Raleigh, North Carolina

We have audited the accompanying consolidated balance sheets of Highwoods Realty Limited Partnership and subsidiaries (the "Operating Partnership") as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, capital, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Operating Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Highwoods Realty Limited Partnership and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Raleigh, North Carolina
February 10, 2014

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Balance Sheets
(in thousands, except unit and per unit data)

	December 31,
	2013	2012
Assets:
Real estate assets, at cost:
Land	$393,602	$332,337
Buildings and tenant improvements	3,748,869	3,099,943
Development in process	44,621	21,198
Land held for development	110,374	115,416
	4,297,466	3,568,894
Less-accumulated depreciation	(985,244)	(876,446)
Net real estate assets	3,312,222	2,692,448
Real estate and other assets, net, held for sale	—	191,327
Cash and cash equivalents	10,281	13,867
Restricted cash	14,169	19,702
Accounts receivable, net of allowance of $1,648 and $2,848, respectively	26,430	23,073
Mortgages and notes receivable, net of allowance of $302 and $182, respectively	26,409	25,472
Accrued straight-line rents receivable, net of allowance of $1,063 and $813, respectively	126,014	109,401
Investments in and advances to unconsolidated affiliates	29,901	65,813
Deferred financing and leasing costs, net of accumulated amortization of $92,220 and $75,008, respectively	222,211	163,964
Prepaid expenses and other assets, net of accumulated amortization of $12,905 and $12,318, respectively	39,561	44,458
Total Assets	$3,807,198	$3,349,525
Liabilities, Redeemable Operating Partnership Units and Equity:
Mortgages and notes payable	$1,956,299	$1,859,162
Accounts payable, accrued expenses and other liabilities	218,887	172,026
Financing obligations	26,664	29,358
Total Liabilities	2,201,850	2,060,546
Commitments and contingencies
Redeemable Operating Partnership Units:
Common Units, 2,943,872 and 3,733,016 outstanding, respectively	106,480	124,869
Series A Preferred Units (liquidation preference $1,000 per unit), 29,077 units issued and outstanding	29,077	29,077
Total Redeemable Operating Partnership Units	135,557	153,946
Equity:
Common Units:
General partner Common Units, 924,560 and 836,356 outstanding, respectively	14,508	11,427
Limited partner Common Units, 88,587,546 and 79,066,272 outstanding, respectively	1,436,498	1,131,481
Accumulated other comprehensive loss	(2,611)	(12,628)
Noncontrolling interests in consolidated affiliates	21,396	4,753
Total Equity	1,469,791	1,135,033
Total Liabilities, Redeemable Operating Partnership Units and Equity	$3,807,198	$3,349,525
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Income
(in thousands, except per unit amounts)

	Year Ended December 31,
	2013	2012	2011
Rental and other revenues	$556,810	$485,046	$431,956
Operating expenses:
Rental property and other expenses	203,303	176,495	157,280
Depreciation and amortization	176,957	146,357	127,499
General and administrative	37,234	37,626	35,753
Total operating expenses	417,494	360,478	320,532
Interest expense:
Contractual	88,838	92,838	91,458
Amortization of deferred financing costs	3,802	3,685	3,312
Financing obligations	63	(409)	740
	92,703	96,114	95,510
Other income:
Interest and other income	6,597	7,353	7,387
Losses on debt extinguishment	(199)	(973)	(24)
	6,398	6,380	7,363
Income from continuing operations before disposition of investment properties and activity in unconsolidated affiliates	53,011	34,834	23,277
Gains/(losses) on disposition of property	(3)	—	764
Gains/(losses) on for-sale residential condominiums	—	444	(316)
Gains on disposition of investments in unconsolidated affiliates	—	—	2,282
Gain on acquisition of controlling interest in unconsolidated affiliate	7,451	—	—
Equity in earnings of unconsolidated affiliates	2,213	5,095	4,939
Income from continuing operations	62,672	40,373	30,946
Discontinued operations:
Income from discontinued operations	6,776	14,467	16,942
Impairments of real estate assets	(2,194)	—	(2,429)
Net gains on disposition of discontinued operations	63,792	29,455	2,573
	68,374	43,922	17,086
Net income	131,046	84,295	48,032
Net (income) attributable to noncontrolling interests in consolidated affiliates	(949)	(786)	(755)
Distributions on Preferred Units	(2,508)	(2,508)	(4,553)
Excess of Preferred Unit redemption/repurchase cost over carrying value	—	—	(1,895)
Net income available for common unitholders	$127,589	$81,001	$40,829
Earnings per Common Unit – basic:
Income from continuing operations available for common unitholders	$0.67	$0.47	$0.31
Income from discontinued operations available for common unitholders	0.77	0.55	0.23
Net income available for common unitholders	$1.44	$1.02	$0.54
Weighted average Common Units outstanding – basic	88,313	79,147	75,644
Earnings per Common Unit – diluted:
Income from continuing operations available for common unitholders	$0.67	$0.47	$0.31
Income from discontinued operations available for common unitholders	0.77	0.55	0.23
Net income available for common unitholders	$1.44	$1.02	$0.54
Weighted average Common Units outstanding – diluted	88,427	79,269	75,780
Net income available for common unitholders:
Income from continuing operations available for common unitholders	$59,215	$37,079	$23,743
Income from discontinued operations available for common unitholders	68,374	43,922	17,086
Net income available for common unitholders	$127,589	$81,001	$40,829
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Comprehensive income:
Net income	$131,046	$84,295	$48,032
Other comprehensive income/(loss):
Unrealized gains on tax increment financing bond	869	411	234
Unrealized gains/(losses) on cash flow hedges	5,778	(10,358)	(2,202)
Amortization of cash flow hedges	3,370	3,053	(118)
Total other comprehensive income/(loss)	10,017	(6,894)	(2,086)
Total comprehensive income	141,063	77,401	45,946
Less-comprehensive (income) attributable to noncontrolling interests	(949)	(786)	(755)
Comprehensive income attributable to common unitholders	$140,114	$76,615	$45,191

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Capital
(in thousands, except unit amounts)

	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total Partners’ Capital
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2010	$10,044	$994,610	$(3,648)	$4,460	$1,005,466
Issuances of Common Units, net of tax withholdings	233	23,037	—	—	23,270
Distributions paid on Common Units	(1,285)	(127,178)	—	—	(128,463)
Distributions paid on Preferred Units	(46)	(4,507)	—	—	(4,553)
Share-based compensation expense, net of forfeitures	61	6,033	—	—	6,094
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(569)	(569)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	96	9,387	—	—	9,483
Net (income) attributable to noncontrolling interests in consolidated affiliates	(8)	(747)	—	755	—
Comprehensive income:
Net income	480	47,552	—	—	48,032
Other comprehensive loss	—	—	(2,086)	—	(2,086)
Total comprehensive income					45,946
Balance at December 31, 2011	9,575	948,187	(5,734)	4,646	956,674
Issuances of Common Units, net of tax withholdings	2,455	243,012	—	—	245,467
Distributions paid on Common Units	(1,343)	(132,948)	—	—	(134,291)
Distributions paid on Preferred Units	(25)	(2,483)	—	—	(2,508)
Share-based compensation expense, net of forfeitures	76	7,537	—	—	7,613
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(679)	(679)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	(146)	(14,498)	—	—	(14,644)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(8)	(778)	—	786	—
Comprehensive income:
Net income	843	83,452	—	—	84,295
Other comprehensive loss	—	—	(6,894)	—	(6,894)
Total comprehensive income					77,401
Balance at December 31, 2012	11,427	1,131,481	(12,628)	4,753	1,135,033
Issuances of Common Units, net of tax withholdings	3,058	302,788	—	—	305,846
Distributions paid on Common Units	(1,509)	(149,427)	—	—	(150,936)
Distributions paid on Preferred Units	(25)	(2,483)	—	—	(2,508)
Share-based compensation expense, net of forfeitures	69	6,830	—	—	6,899
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(546)	(546)
Contributions from noncontrolling interests in consolidated affiliates	—	—	—	16,240	16,240
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	187	18,513	—	—	18,700
Net (income) attributable to noncontrolling interests in consolidated affiliates	(9)	(940)	—	949	—
Comprehensive income:
Net income	1,310	129,736	—	—	131,046
Other comprehensive income	—	—	10,017	—	10,017
Total comprehensive income					141,063
Balance at December 31, 2013	$14,508	$1,436,498	$(2,611)	$21,396	$1,469,791
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Operating activities:
Net income	$131,046	$84,295	$48,032
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	182,710	158,327	143,146
Amortization of lease incentives and acquisition-related intangible assets and liabilities	345	355	1,446
Share-based compensation expense	6,899	7,613	6,094
Allowance for losses on accounts and accrued straight-line rents receivable	1,516	1,059	2,521
Accrued interest on mortgages and notes receivable	(485)	—	—
Amortization of deferred financing costs	3,802	3,685	3,312
Amortization of cash flow hedges	3,370	3,053	(118)
Amortization of mortgages and notes payable fair value adjustments	(1,825)	—	—
Impairments of real estate assets	2,194	—	2,429
Losses on debt extinguishment	199	973	24
Net gains on disposition of property	(63,789)	(29,455)	(3,337)
(Gains)/losses on for-sale residential condominiums	—	(444)	316
Gains on disposition of investments in unconsolidated affiliates	—	—	(2,282)
Gain on acquisition of controlling interest in unconsolidated affiliate	(7,451)	—	—
Equity in earnings of unconsolidated affiliates	(2,213)	(5,095)	(4,939)
Changes in financing obligations	(753)	(1,282)	(476)
Distributions of earnings from unconsolidated affiliates	3,965	4,592	5,005
Changes in operating assets and liabilities:
Accounts receivable	(920)	3,132	(8,498)
Prepaid expenses and other assets	684	(1,129)	(400)
Accrued straight-line rents receivable	(18,253)	(17,919)	(13,604)
Accounts payable, accrued expenses and other liabilities	15,421	(18,490)	16,701
Net cash provided by operating activities	256,462	193,270	195,372
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	(418,796)	(269,847)	(75,510)
Investment in acquired controlling interest in unconsolidated affiliate	(32,818)	—	—
Investments in development in process	(34,474)	(13,288)	(5,835)
Investments in tenant improvements and deferred leasing costs	(103,243)	(79,639)	(80,934)
Investments in building improvements	(53,189)	(35,799)	(22,287)
Net proceeds from disposition of real estate assets	254,022	152,456	17,717
Net proceeds from disposition of for-sale residential condominiums	—	5,195	3,020
Proceeds from disposition of investments in unconsolidated affiliates	—	—	4,756
Distributions of capital from unconsolidated affiliates	27,486	1,311	1,577
Investments in mortgages and notes receivable	(902)	(8,648)	—
Repayments of mortgages and notes receivable	405	1,776	444
Investments in and advances/repayments to/from unconsolidated affiliates	(429)	8,291	(39,901)
Changes in restricted cash and other investing activities	5,335	(620)	(18,526)
Net cash (used in) investing activities	$(356,603)	$(238,812)	$(215,479)

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows - Continued
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Financing activities:
Distributions on Common Units	$(150,936)	$(134,291)	$(128,463)
Redemptions/repurchases of Preferred Units	—	—	(52,515)
Distributions on Preferred Units	(2,508)	(2,508)	(4,553)
Distributions to noncontrolling interests in consolidated affiliates	(546)	(679)	(569)
Proceeds from the issuance of Common Units	316,081	249,489	23,270
Costs paid for the issuance of Common Units	(7,678)	(3,600)	—
Repurchase of units related to tax withholdings	(2,557)	(2,721)	—
Borrowings on revolving credit facility	837,000	524,100	525,800
Repayments of revolving credit facility	(644,300)	(863,100)	(193,800)
Borrowings on mortgages and notes payable	—	507,350	200,000
Repayments of mortgages and notes payable	(259,202)	(219,530)	(344,203)
Borrowings on financing obligations	—	1,839	—
Payments on financing obligations	(1,941)	(1,316)	(1,194)
Payments on debt extinguishment	—	(908)	—
Contributions from noncontrolling interests in consolidated affiliates	16,240	—	—
Additions to deferred financing costs and other financing activities	(3,098)	(5,867)	(6,713)
Net cash provided by financing activities	96,555	48,258	17,060
Net increase/(decrease) in cash and cash equivalents	(3,586)	2,716	(3,047)
Cash and cash equivalents at beginning of the period	13,867	11,151	14,198
Cash and cash equivalents at end of the period	$10,281	$13,867	$11,151

Supplemental disclosure of cash flow information:

	Year Ended December 31,
	2013	2012	2011
Cash paid for interest, net of amounts capitalized	$85,919	$93,547	$90,838

Supplemental disclosure of non-cash investing and financing activities:

	Year Ended December 31,
	2013	2012	2011
Unrealized gains/(losses) on cash flow hedges	$5,778	$(10,358)	$(2,202)
Changes in accrued capital expenditures	18,384	8,116	11,048
Write-off of fully depreciated real estate assets	31,008	48,978	48,565
Write-off of fully amortized deferred financing and leasing costs	27,347	19,176	19,987
Unrealized gains/(losses) on marketable securities of non-qualified deferred compensation plan	803	475	(119)
Adjustment of Redeemable Common Units to fair value	(18,389)	11,915	(10,183)
Unrealized gains on tax increment financing bond	869	411	234
Assumption of mortgages and notes payable related to acquisition activities	165,515	7,837	192,367
Reduction of advances to unconsolidated affiliates related to acquisition activities	—	26,000	—
Issuances of Common Units to acquire real estate assets	—	2,299	—
Reclass of aggregate differences between historical cost basis and the basis reflected at the joint venture level for assets acquired	8,206	—	—
Option deposit applied upon acquisition of real estate assets	5,000	—	—
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
(tabular dollar amounts in thousands, except per share and per unit data)

1.    Description of Business and Significant Accounting Policies

Description of Business

Highwoods Properties, Inc. (the “Company”) is a fully-integrated real estate investment trust (“REIT”) that provides leasing, management, development, construction and other customer-related services for its properties and for third parties. The Company conducts its activities through Highwoods Realty Limited Partnership (the “Operating Partnership”). At December 31, 2013, we owned or had an interest in 32.2 million rentable square feet of in-service office, industrial and retail properties, 0.9 million rentable square feet of office properties under development and approximately 600 acres of development land.

The Company is the sole general partner of the Operating Partnership. At December 31, 2013, the Company owned all of the Preferred Units and 89.5 million, or 96.8%, of the Common Units in the Operating Partnership. Limited partners own the remaining 2.9 million Common Units. In the event the Company issues shares of Common Stock, the net proceeds of the issuance are contributed to the Operating Partnership in exchange for additional Common Units. Generally, the Operating Partnership is obligated to redeem each Common Unit at the request of the holder thereof for cash equal to the value of one share of Common Stock based on the average of the market price for the 10 trading days immediately preceding the notice date of such redemption, provided that the Company, at its option, may elect to acquire any such Common Units presented for redemption for cash or one share of Common Stock. The Common Units owned by the Company are not redeemable. During 2013, the Company redeemed 789,144 Common Units for a like number of shares of Common Stock. As a result of this activity, in conjunction with the proceeds from issuances of Common Stock (see Note 12), the percentage of Common Units owned by the Company increased from 95.6% at December 31, 2012 to 96.8% at December 31, 2013.

Basis of Presentation

Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Our Consolidated Balance Sheets at December 31, 2012 were retrospectively revised from previously reported amounts to reflect in real estate and other assets, net, held for sale those properties classified as held for sale during 2013. Our Consolidated Statements of Income for the years ended December 31, 2012 and 2011 were retrospectively revised from previously reported amounts to reflect in discontinued operations the operations for those properties classified as discontinued operations.

The Company's Consolidated Financial Statements include the Operating Partnership, wholly owned subsidiaries and those entities in which the Company has the controlling interest. The Operating Partnership's Consolidated Financial Statements include wholly owned subsidiaries and those entities in which the Operating Partnership has the controlling interest. We consolidate partnerships, joint ventures and limited liability companies when we control the major operating and financial policies of the entity through majority ownership or in our capacity as general partner or managing member. Five of the 50.0% or less owned in-service office properties in two joint ventures are consolidated. In addition, we consolidate those entities deemed to be variable interest entities in which we are determined to be the primary beneficiary. At December 31, 2013 and 2012, we had involvement with, but are not the primary beneficiary in, an entity that we concluded to be a variable interest entity (see Note 3). All intercompany transactions and accounts have been eliminated.

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
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

1.    Description of Business and Significant Accounting Policies – Continued

Real Estate and Related Assets

Real estate and related assets are recorded at cost and stated at cost less accumulated depreciation. Renovations, replacements and other expenditures that improve or extend the life of assets are capitalized and depreciated over their estimated useful lives. Expenditures for ordinary maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful life of 40 years for buildings and depreciable land infrastructure costs, 15 years for building improvements and five to seven years for furniture, fixtures and equipment. Tenant improvements are amortized using the straight-line method over initial fixed terms of the respective leases, which generally are from three to 10 years. Depreciation expense for real estate assets was $138.2 million, $118.2 million and $106.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Expenditures directly related to the development and construction of real estate assets are included in net real estate assets and are stated at depreciated cost. Development expenditures include pre-construction costs essential to the development of properties, development and construction costs, interest costs on qualifying assets, real estate taxes, development personnel salaries and related costs and other costs incurred during the period of development. Interest and other carrying costs are capitalized until the building is ready for its intended use, but not later than a year from cessation of major construction activity. We consider a construction project as substantially completed and ready for its intended use upon the completion of tenant improvements. We cease capitalization on the portion that is substantially completed and occupied or held available for occupancy, and capitalize only those costs associated with the portion under construction.

Expenditures directly related to the leasing of properties are included in deferred financing and leasing costs and are stated at amortized cost. Such expenditures are part of the investment necessary to execute leases and, therefore, are classified as investment activities in the statement of cash flows. All leasing commissions paid to third parties for new leases or lease renewals are capitalized. Internal leasing costs include primarily compensation, benefits and other costs, such as legal fees related to leasing activities, that are incurred in connection with successfully obtaining leases of properties. Capitalized leasing costs are amortized on a straight-line basis over the initial fixed terms of the respective leases, which generally are from three to 10 years. Estimated costs related to unsuccessful activities are expensed as incurred.

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

Impairments of Real Estate Assets and Investments in Unconsolidated Affiliates

With respect to assets classified as held for use, we perform an impairment analysis if events or changes in circumstances indicate that the carrying value may be impaired, such as a significant decline in occupancy, identification of materially adverse legal or environmental factors, change in our designation of an asset from core to non-core, which may impact the anticipated holding period, or a decline in market value to an amount less than cost. This analysis is generally performed at the property level, except when an asset is part of an interdependent group such as an office park, and consists of determining whether the asset's carrying amount will be recovered from its undiscounted estimated future operating and residual cash flows. These cash flows are estimated based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for customers, changes in market rental rates, costs to operate each property and expected ownership periods. For properties under development, the cash flows are based on expected service potential of the asset or asset group when development is substantially complete.

If the carrying amount of a held for use asset exceeds the sum of its undiscounted future operating and residual cash flows, an impairment loss is recorded for the difference between estimated fair value of the asset and the carrying amount. We generally estimate the fair value of assets held for use by using discounted cash flow analyses. In some instances, appraisal information may be available and is used in addition to a discounted cash flow analysis. As the factors used in generating these cash flows are difficult to predict and are subject to future events that may alter our assumptions, the discounted and/or undiscounted future operating and residual cash flows estimated by us in our impairment analyses or those established by appraisal may not be achieved and we may be required to recognize future impairment losses on properties held for use.

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

Cost recovery income is determined on a calendar year and a lease-by-lease basis. The most common types of cost recovery income in our leases are common area maintenance (“CAM”) and real estate taxes, for which the customer pays its pro-rata share of operating and administrative expenses and real estate taxes in excess of the costs incurred during a contractually specified base year. The computation of cost recovery income is complex and involves numerous judgments, including the interpretation of terms and other customer lease provisions. Leases are not uniform in dealing with such cost recovery income and there are many variations in the computation. Many customers make monthly fixed payments of CAM, real estate taxes and other cost reimbursement items. We accrue income related to these payments each month. We make quarterly accrual adjustments, positive or negative, to cost recovery income to adjust the recorded amounts to our best estimate of the final annual amounts to be billed and collected. After the end of the calendar year, we compute each customer's final cost recovery income and, after considering amounts paid by the customer during the year, issue a bill or credit for the appropriate amount to the customer. The differences between the amounts billed less previously received payments and the accrual adjustment are recorded as increases or decreases to cost recovery income when the final bills are prepared, which occurs during the first half of the subsequent year.

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

Discontinued Operations

Properties that are sold or classified as held for sale are classified as discontinued operations provided that (1) the operations and cash flows of the property will be eliminated from our ongoing operations and (2) we will not have any significant continuing involvement in the operations of the property after it is sold. Interest expense is included in discontinued operations if the related loan securing the sold property is to be paid off or assumed by the buyer in connection with the sale. If we are retained to provide property management, leasing and/or other services for the property owner after the sale, the property generally will be accounted for as a discontinued operation because the expected cash flows related to our management and leasing activities generally will not be significant in comparison to the cash flows from the property prior to sale. If the property is contributed to a joint venture in which we retain an interest, the property will not be accounted for as a discontinued operation due to our significant ongoing interest in the operations through our joint venture interest.

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

Redeemable Common Units and Preferred Units

Limited partners holding Common Units other than the Company (“Redeemable Common Units”) have the right to put any and all of the Common Units to the Operating Partnership and the Company has the right to put any and all of the Preferred Units to the Operating Partnership in exchange for their liquidation preference plus accrued and unpaid distributions in the event of a corresponding redemption by the Company of the underlying Preferred Stock. Consequently, these Redeemable Common Units and Preferred Units are classified outside of permanent partners’ capital in the Operating Partnership's accompanying balance sheets. The recorded value of the Redeemable Common Units is based on fair value at the balance sheet date as measured by the closing price of Common Stock on that date multiplied by the total number of Redeemable Common Units outstanding. The recorded value of the Preferred Units is based on their redemption value.

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

Concentration of Credit Risk

At December 31, 2013, properties that we wholly own were leased to 1,793 customers. The geographic locations that comprise greater than 10.0% of our rental and other revenues are Raleigh, NC, Atlanta, GA, Tampa, FL, Nashville, TN and Pittsburgh, PA. Our customers engage in a wide variety of businesses. No single customer of the properties that we wholly own generated more than 10.0% of our consolidated revenues during 2013.

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

Derivative Financial Instruments

We borrow funds at a combination of fixed and variable rates. Borrowings under our revolving credit facility and bank term loans bear interest at variable rates. Our long-term debt typically bears interest at fixed rates. Our interest rate risk management objectives are to limit generally the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we enter into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We generally do not hold or issue these derivative contracts for trading or speculative purposes. The interest rate on all of our variable rate debt is generally adjusted at one or three month intervals, subject to settlements under these interest rate hedge contracts.

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

Earnings Per Share and Per Unit

Basic earnings per share of the Company is computed by dividing net income available for common stockholders by the weighted Common Shares outstanding - basic. Diluted earnings per share is computed by dividing net income available to common stockholders plus noncontrolling interests in the Operating Partnership by the weighted Common Shares outstanding - basic plus the dilutive effect of options, warrants and convertible securities outstanding, including Common Units, using the treasury stock method. Weighted Common Shares outstanding - basic includes all unvested restricted stock where dividends received on such restricted stock are non-forfeitable.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

1.    Description of Business and Significant Accounting Policies – Continued

Basic earnings per unit of the Operating Partnership is computed by dividing net income available for common unitholders by the weighted Common Units outstanding - basic. Diluted earnings per unit is computed by dividing net income available to common unitholders by the weighted Common Units outstanding - basic plus the dilutive effect of options and warrants, using the treasury stock method. Weighted Common Units outstanding - basic includes all of the Company's unvested restricted stock where dividends received on such restricted stock are non-forfeitable.

2.    Real Estate Assets

Acquisitions

During 2013, we acquired:

•
our joint venture partner's 60.0% interest in our HIW-KC Orlando, LLC joint venture, which owned five office properties in Orlando, FL encompassing 1.3 million rentable square feet, for a net purchase price of $112.8 million. We previously accounted for our 40.0% interest in this joint venture using the equity method of accounting. The assets and liabilities of the joint venture are now wholly owned and are recorded in our Consolidated Financial Statements, including assets recorded at fair value of $188.0 million and secured debt recorded at fair value of $127.9 million, with an effective interest rate of 3.11%. This debt matures in July 2014. As a result of acquiring a controlling interest in this joint venture, our previously held equity interest was remeasured at a fair value of $75.2 million resulting in a gain of $7.5 million, which represents the difference between the fair market value of our previously held equity interest and the carrying value of our investment on the date of acquisition. The fair market value of our previously held equity interest was determined by management based on information available at the acquisition date and on current assumptions as to future operations;

•	an office property in Nashville, TN encompassing 520,000 rentable square feet for a net purchase price of $150.1 million;

•
our Highwoods DLF 97/26 DLF 99/32, LP joint venture partner's 57.0% interest in two office properties in Atlanta, GA encompassing 505,000 rentable square feet for a net purchase price of $44.5 million, including the assumption of secured debt recorded at fair value of $37.6 million, with an effective interest rate of 3.34%. This debt matures in April 2015;

•	an office property in Atlanta, GA encompassing 553,000 rentable square feet for a purchase price of $140.1 million;

•	two office properties in Tampa, FL encompassing 372,000 rentable square feet for a purchase price of $52.5 million;

•	two office properties in Greensboro, NC encompassing 195,000 rentable square feet for a purchase price of $30.8 million; and

•	five acres of land in Memphis, TN on which a build-to-suit development project is underway for a purchase price of $4.8 million.

We expensed $1.8 million of acquisition costs (included in general and administrative expenses) in 2013 related to these acquisitions. The assets acquired and liabilities assumed were recorded at fair value as determined by management based on information available at the acquisition date and on current assumptions as to future operations.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

2.     Real Estate Assets - Continued

The following table sets forth a summary of the fair value of the major assets acquired and liabilities assumed relating to the 2013 acquisitions in Orlando, FL and Nashville, TN and the 553,000 rentable square foot office property in Atlanta, GA discussed in the preceding paragraphs:

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

	Year Ended December 31,
	2013	2012
	(unaudited)
Pro forma rental and other revenues	$593,778	$541,092
Pro forma net income	$121,754	$69,111
Pro forma earnings per share - basic	$1.33	$0.82
Pro forma earnings per share - diluted	$1.33	$0.83

The 2013 acquisitions in Orlando, FL, Nashville, TN and Atlanta, GA discussed in the preceding paragraphs resulted in revenues of $25.0 million and net losses of $0.2 million recorded in the Consolidated Statements of Income for the year ended December 31, 2013.

During 2012, we acquired:

•	a 492,000 rentable square foot office property in Atlanta, GA for a purchase price of $144.9 million;

•	a 616,000 rentable square foot office property in Pittsburgh, PA for a purchase price of $91.2 million;

•
three medical office properties in Greensboro, NC for a purchase price of $29.6 million, which consisted of the issuance of 66,864 Common Units to noncontrolling interests, contingent consideration with fair value at the acquisition date of $0.7 million, and the assumption of secured debt due August 2014 recorded at fair value of $7.9 million, with an effective interest rate of 4.06%;

•
a 178,300 rentable square foot office property in Cary, NC from our Highwoods DLF 98/29, LLC joint venture for an agreed upon value of $26.0 million, the net proceeds of which were used to reduce the balance of the advance due to us from the joint venture; and

•	68 acres of development land currently zoned for 1.3 million rentable square feet of future office development in Nashville, TN for a purchase price of $15.0 million.

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

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

2.     Real Estate Assets - Continued

The following table sets forth a summary of the fair value of the major assets acquired and liabilities assumed relating to the acquisition of the 492,000 rentable square foot office building in Atlanta, GA discussed in the preceding paragraph:

Total Purchase Price Allocation
Real estate assets	$135,128
Acquisition-related intangible assets (in deferred financing and leasing costs)	21,637
Acquisition-related below market lease liabilities (in accounts payable, accrued expenses and other liabilities)	(11,875)
Total allocation	$144,890

The following table sets forth our rental and other revenues and net income, adjusted for interest expense and depreciation and amortization related to purchase price allocations and acquisition costs, assuming the 492,000 rentable square foot office building in Atlanta, GA discussed in the preceding paragraphs had been acquired on January 1, 2011:

	Year Ended December 31,
	2012	2011
	(unaudited)
Pro forma rental and other revenues	$499,557	$448,420
Pro forma net income	$84,135	$44,817
Pro forma earnings per share - basic	$1.02	$0.49
Pro forma earnings per share - diluted	$1.01	$0.49

During 2011, we acquired a six-building, 1.54 million rentable square foot office complex in Pittsburgh, PA for a purchase price of $188.5 million. The purchase price included the assumption of secured debt recorded at fair value of $124.5 million, with an effective interest rate of 4.27%, including amortization of deferred financing costs. This debt matures in November 2017. We expensed $4.0 million of costs related to this acquisition (included in general and administrative expenses). Additionally, we acquired a 503,000 rentable square foot office building in Atlanta, GA for a purchase price of $78.3 million. The purchase price included the assumption of secured debt recorded at fair value of $67.9 million, with an effective interest rate of 5.45%, including amortization of deferred financing costs. This debt matures in January 2014. We expensed $0.3 million of costs related to this acquisition.

The following table sets forth a summary of the fair value of the major assets acquired and liabilities assumed relating to the acquisitions discussed in the preceding paragraph:

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

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

2.     Real Estate Assets - Continued

The following table sets forth our rental and other revenues and net income, adjusted for interest expense and depreciation and amortization related to purchase price allocations and acquisition costs, assuming the 1.54 million rentable square foot office complex in Pittsburgh, PA and the 503,000 rentable square foot office building in Atlanta, GA discussed in the preceding paragraph had been acquired on January 1, 2011:

Year Ended December 31, 2011
(unaudited)
Pro forma rental and other revenues	$473,584
Pro forma net income	$45,674
Pro forma earnings per share - basic	$0.50
Pro forma earnings per share - diluted	$0.50

During 2011, we also acquired a 48,000 rentable square foot medical office property in Raleigh, NC for $8.9 million and expensed $0.1 million of acquisition costs related to this transaction.

Dispositions

During 2013, we sold:

•
eight office properties in Greenville, SC for a sale price of $57.9 million (before $0.1 million in closing credits to buyer for unfunded tenant improvements and after $0.3 million in closing credits to buyer for free rent) and recorded a gain on disposition of discontinued operations of $3.1 million;

•
an office property in Tampa, FL for a sale price of $11.5 million (before $0.6 million in closing credits to buyer for unfunded tenant improvements) and recorded a gain on disposition of discontinued operations of $2.8 million;

•	an office property in Atlanta, GA for a sale price of $13.8 million and recorded a gain on disposition of discontinued operations of $3.0 million;

•	four office properties in Winston-Salem, NC for a sale price of $6.2 million and recorded a gain on disposition of discontinued operations of $0.1 million;

•	an office property in Winston-Salem, NC for a sale price of $5.3 million and recorded a gain on disposition of discontinued operations of $2.5 million;

•	an office property in Tampa, FL for a sale price of $11.6 million and recorded a gain on disposition of discontinued operations of $1.2 million;

•
sixteen industrial properties and a land parcel in a single transaction in Atlanta, GA for a sale price of $91.6 million (before $0.3 million in closing credits to buyer for unfunded tenant improvements and after $0.3 million in closing credits to buyer for free rent). We recorded gains on disposition of discontinued operations of $36.7 million related to the industrial properties and a gain on disposition of property of less than $0.1 million related to the land parcel;

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

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

2.     Real Estate Assets - Continued

•	two industrial properties in Atlanta, GA for a sale price of $4.8 million and recorded a loss on disposition of discontinued operations of less than $0.1 million; and

•
two office properties in Orlando, FL for a sale price of $14.6 million (before $0.8 million in closing credits to buyer for unfunded tenant improvements) and recorded a loss on disposition of discontinued operations of $0.3 million.

Additionally, in connection with the disposition of an office property in Jackson, MS in the third quarter of 2012, we had the right to receive additional cash consideration of up to $1.5 million upon the satisfaction of a certain post-closing requirement. The post-closing requirement was satisfied and the cash consideration was received during 2013. Accordingly, we recognized $1.5 million in additional gain on disposition of discontinued operations in 2013.

During 2012, we sold:

•	three buildings in Jackson, MS and Atlanta, GA for a sale price of $86.5 million and recorded a gain on disposition of discontinued operations of $14.0 million;

•	five office properties in Nashville, TN for a sale price of $41.0 million and recorded a gain on disposition of discontinued operations of $7.0 million;

•	an office property in Pinellas County, FL for a sale price of $9.5 million and recorded a gain on disposition of discontinued operations of $1.4 million;

•	an office property in Kansas City, MO for a sale price of $6.5 million and recorded a gain on disposition of discontinued operations of $1.9 million;

•	96 vacant rental residential units in Kansas City, MO for a sale price of $11.0 million and recorded a gain on disposition of discontinued operations of $5.1 million; and

•	17 for-sale residential condominiums in Raleigh, NC for a sale price of $5.5 million and recorded a net gain of $0.4 million. All for-sale residential condominiums were sold as of December 31, 2012.

During 2011, we sold an office property and adjacent land parcel in a single transaction in Winston-Salem, NC for $15.0 million and recorded a gain on disposition of discontinued operations of $2.6 million related to the office property and a gain on disposition of property of $0.3 million related to the land.

Impairments

During 2013, we recorded impairments of real estate assets of $1.1 million on four properties in a single office park in Winston-Salem, NC and $1.1 million on seven industrial properties in Atlanta, GA. During 2011, we recorded impairments of real estate assets of $2.4 million on two office properties in Orlando, FL. These impairments were due to a change in the assumed timing of future dispositions and leasing assumptions, which reduced the future expected cash flows from the impaired properties.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

3.    Mortgages and Notes Receivable

The following table sets forth our mortgages and notes receivable:

	December 31,
	2013	2012
Seller financing (first mortgages)	$16,454	$15,853
Less allowance	—	—
	16,454	15,853
Mortgage receivable	9,435	8,648
Less allowance	—	—
	9,435	8,648
Promissory notes	822	1,153
Less allowance	(302)	(182)
	520	971
Mortgages and notes receivable, net	$26,409	$25,472

During 2010, we provided seller financing in conjunction with two disposition transactions. The seller financing is evidenced by first mortgages secured by the assignment of rents and the underlying real estate assets.

During 2012, we provided an $8.6 million loan to a third party, which was used by such third party to fund a portion of the purchase price to acquire 77 acres of mixed-use development land adjacent to our 68-acre office development parcel in Nashville, TN. Initially, the loan is scheduled to mature in December 2015 and bears interest at 5.0% per year. The loan can be extended by the third party for up to three additional years, subject to applicable increases in the interest rate. We also agreed to loan such third party $8.4 million on a secured basis to fund future infrastructure development securitized by the 77 acres. As of December 31, 2013, $0.3 million has been funded to the third party for infrastructure development. We concluded this arrangement to be an interest in a variable interest entity. However, since we do not have the power to direct matters that most significantly impact the activities of the entity, we do not qualify as the primary beneficiary. Accordingly, the entity is not consolidated. Our risk of loss with respect to this arrangement is limited to the carrying value of the mortgage receivable and the future infrastructure development funding commitment.

We evaluate the ability to collect our mortgages and notes receivable by monitoring the leasing statistics and/or market fundamentals of these assets. As of December 31, 2013, our mortgages and notes receivable were not in default and there were no other indicators of impairment.

The following table sets forth our notes receivable allowance, which relates only to promissory notes:

	December 31,
	2013	2012
Beginning notes receivable allowance	$182	$61
Bad debt expense	—	186
Recoveries/write-offs/other	120	(65)
Total notes receivable allowance	$302	$182

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

The following table sets forth our ownership in unconsolidated affiliates at December 31, 2013:

Joint Venture	Location of Properties	Ownership Interest
Concourse Center Associates, LLC	Greensboro, NC	50.0%
Plaza Colonnade, LLC	Kansas City, MO	50.0%
Lofts at Weston, LLC	Raleigh, NC	50.0%
Board of Trade Investment Company	Kansas City, MO	49.0%
Highwoods DLF 97/26 DLF 99/32, LP	Orlando, FL	42.9%
Highwoods KC Glenridge Office, LLC	Atlanta, GA	40.0%
Highwoods KC Glenridge Land, LLC	Atlanta, GA	39.9%
Kessinger/Hunter, LLC	Kansas City, MO	26.5%
Highwoods DLF Forum, LLC	Raleigh, NC	25.0%
Highwoods DLF 98/29, LLC	Atlanta, GA; Orlando, FL	22.8%
4600 Madison Associates, LP (1)	Kansas City, MO	12.5%
__________

(1)	During 2013, the Company contributed its 12.5% interest in the 4600 Madison Associates, LP joint venture to the Operating Partnership.

The following table sets forth the combined summarized balance sheets of our unconsolidated affiliates:

	December 31,
	2013	2012
Balance Sheets: (1)
Assets:
Real estate assets, net	$228,497	$491,180
All other assets, net	66,196	113,734
Total Assets	$294,693	$604,914
Liabilities and Partners’ or Shareholders’ Equity:
Mortgages and notes payable (2)	$189,432	$370,393
All other liabilities	11,338	24,507
Partners’ or shareholders’ equity	93,923	210,014
Total Liabilities and Partners’ or Shareholders’ Equity	$294,693	$604,914
Our share of historical partners’ or shareholders’ equity	$29,099	$63,847
Net excess of cost of investments over the net book value of underlying net assets (3)	802	2,953
Carrying value of investments in and advances to unconsolidated affiliates	$29,901	$66,800
Our share of unconsolidated non-recourse mortgage debt (2)	$64,424	$137,261
__________

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

4.    Investments in and Advances to Affiliates – Continued

(1)
For the year ended December 31, 2013, as a result of acquiring our joint venture partner's 60.0% interest in 2013, we consolidated a joint venture previously accounted for under the equity method of accounting.

(2)	Our share of scheduled future principal payments, including amortization, due on mortgages and notes payable at December 31, 2013 is as follows:

2014	$11,011
2015	992
2016	1,062
2017	27,082
2018	19,397
Thereafter	4,880
$64,424

All of this joint venture debt is non-recourse to us except in the case of customary exceptions pertaining to such matters as misuse of funds, environmental conditions, material misrepresentations and voluntary or uncontested involuntary bankruptcy events.

(3)	This amount represents the aggregate difference between our historical cost basis and the basis reflected at the joint venture level, which is depreciated over the life of the related asset.

The following table sets forth the summarized income statements of the Company's unconsolidated affiliates:

	Year Ended December 31,
	2013	2012	2011
Income Statements: (1)
Rental and other revenues	$82,168	$101,233	$100,958
Expenses:
Rental property and other expenses	41,284	47,762	44,584
Depreciation and amortization	20,928	25,253	26,430
Impairments of real estate assets	20,077	7,180	—
Interest expense	14,994	20,953	23,762
Total expenses	97,283	101,148	94,776
Income/(loss) before disposition of properties	(15,115)	85	6,182
Gains on disposition of properties	20,501	11,184	—
Net income	$5,386	$11,269	$6,182
The Company's share of:
Depreciation and amortization	$6,796	$7,736	$8,388
Impairments of real estate assets	$4,507	$1,002	$—
Interest expense	$5,422	$7,368	$8,163
Gains on disposition of properties	$3,616	$1,120	$—
Net income	$1,099	$3,304	$2,429

The Company's share of net income	$1,099	$3,304	$2,429
Adjustments for management and other fees	1,165	1,731	2,449
Equity in earnings of unconsolidated affiliates	$2,264	$5,035	$4,878
__________

(1)
For the year ended December 31, 2013, as a result of acquiring our joint venture partner's 60.0% interest in 2013, we consolidated a joint venture previously accounted for under the equity method of accounting.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

4.    Investments in and Advances to Affiliates – Continued

The following table sets forth the summarized income statements of the Operating Partnership's unconsolidated affiliates:

	Year Ended December 31,
	2013	2012	2011
Income Statements: (1)
Rental and other revenues	$79,049	$97,225	$96,771
Expenses:
Rental property and other expenses	39,424	45,391	42,052
Depreciation and amortization	19,994	24,007	25,184
Impairments of real estate assets	20,077	7,180	—
Interest expense	14,511	20,296	23,062
Total expenses	94,006	96,874	90,298
Income/(loss) before disposition of properties	(14,957)	351	6,473
Gains on disposition of properties	20,501	11,184	—
Net income	$5,544	$11,535	$6,473
The Operating Partnership's share of:
Depreciation and amortization	$6,679	$7,580	$8,232
Impairments of real estate assets	$4,507	$1,002	$—
Interest expense	$5,362	$7,286	$8,075
Gains on disposition of properties	$3,616	$1,120	$—
Net income	$1,119	$3,337	$2,585

The Operating Partnership's share of net income	$1,119	$3,337	$2,585
Adjustments for management and other fees	1,094	1,758	2,354
Equity in earnings of unconsolidated affiliates	$2,213	$5,095	$4,939
__________

(1)
For the year ended December 31, 2013, as a result of acquiring our joint venture partner's 60.0% interest in 2013, we consolidated a joint venture previously accounted for under the equity method of accounting.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

4.    Investments in and Advances to Affiliates – Continued

The following summarizes additional information related to certain of our unconsolidated affiliates:

- HIW-KC Orlando, LLC

See Note 2 for a description of our acquisition of our partner's 60.0% equity interest in this joint venture during 2013.

- Lofts at Weston, LLC ("Weston Lofts")

During 2011, we and Ravin Partners, LLC (“Ravin”) formed Weston Lofts, in which we have a 50.0% ownership interest. We contributed 15.0 acres of land at an agreed upon value of $2.4 million to this joint venture, and Ravin contributed $1.2 million in cash and agreed to guarantee the joint venture's development loan. The joint venture then distributed $1.2 million to us and we recorded a gain of $0.3 million on this transaction. Ravin manages and operates this joint venture, which constructed 215 residential units at a total cost of $25.9 million. Ravin was the developer, manager and leasing agent and received customary fees from the joint venture. During 2013, Weston Lofts sold the 215 residential units to an unrelated third party for gross proceeds of $38.3 million and recorded a gain of $12.2 million. As a result, we received aggregate net distributions of $9.4 million and recorded our share of the gain of $3.2 million, which is net of $1.7 million in taxes incurred by our taxable REIT subsidiary, in equity in earnings of unconsolidated affiliates. Our share of the gain was less than 50.0% due to Ravin's preferred return as the developer.

- Highwoods DLF 97/26 DLF 99/32, LP (“DLF II”)

See Note 2 for a description of our acquisition of two office properties in Atlanta, GA from DLF II during 2013.

During 2013, DLF II sold an office property to an unrelated third party for a sale price of $10.1 million (after $0.3 million in closing credits to buyer for free rent) and recorded a gain on disposition of property of less than $0.1 million. As our cost basis was different from the basis reflected at the joint venture level, we recorded $0.4 million of gain through equity in earnings of unconsolidated affiliates.

During 2012, DLF II obtained a $50.0 million, three-year secured mortgage loan from a third party lender, bearing a fixed interest rate of 3.5% on $39.1 million of the loan and a floating interest rate of LIBOR plus 250 basis points on $10.9 million of the loan, which was used by the joint venture to repay a secured loan at maturity to a third party lender. During 2013, this loan was assumed by us in connection with the acquisition discussed in Note 2.

- Kessinger/Hunter, LLC

Kessinger/Hunter, LLC, which is managed by our joint venture partner, provides leasing services, among other things, to certain office properties that we wholly own in Kansas City, MO in exchange for customary fees from us. Kessinger/Hunter, LLC received $0.2 million, $1.1 million and $2.1 million from us for these services in 2013, 2012 and 2011, respectively.

- Highwoods DLF Forum, LLC (“Forum”)

During 2013, Forum obtained a $71.7 million, five-year secured mortgage loan from a third party lender, bearing a floating interest rate of LIBOR plus 190 basis points, which was used by the joint venture to repay a secured loan at maturity to a third party lender. This loan is scheduled to mature in November 2018.

- Highwoods DLF 98/29, LLC (“DLF I”)

At the formation of this joint venture in 1999, our partner contributed excess cash to the venture that was distributed to us under the joint venture agreements. We are required to repay this excess cash to our partner over time, as discussed in Note 9.

During 2013, DLF I sold an office property to an unrelated third party for a sale price of $5.9 million (after $0.1 million in closing credits to buyer for free rent) and recorded a gain on disposition of discontinued operations of less than $0.1 million. We recorded less than $0.1 million as our share of this gain through equity in earnings of unconsolidated affiliates.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

4.    Investments in and Advances to Affiliates – Continued

During 2013, DLF I recorded impairments of real estate assets of $20.1 million on office properties in Orlando, FL, Atlanta, GA and Charlotte, NC. We recorded $4.5 million as our share of these impairment charges through equity in earnings of unconsolidated affiliates. These impairments were due to a change in the assumed timing of future dispositions and/or leasing assumptions, which reduced the future expected cash flows from the impaired properties.

During 2012, DLF I sold two office properties to third parties for $15.5 million and recorded gains on disposition of property of $4.9 million. We recorded $1.1 million as our proportionate share of these gains through equity in earnings of unconsolidated affiliates.

During 2012, we recorded $1.0 million as our share of impairments of real estate assets on two office properties in DLF I, due to a decline in projected occupancy and a change in the assumed holding period of those assets, which reduced the expected future cash flows from the properties.

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

- Other Activities

We receive development, management and leasing fees for services provided to certain of our joint ventures. These fees are recognized in income to the extent of our respective joint venture partner's interest. During the years ended December 31, 2013, 2012 and 2011, we recognized $2.9 million, $2.4 million and $3.1 million, respectively, of development, management and leasing fees from our unconsolidated joint ventures. At December 31, 2013 and 2012, we had receivables of $0.5 million and $0.9 million, respectively, related to these fees in accounts receivable.

Consolidated Affiliates

The following summarizes our consolidated affiliates:

- Highwoods-Markel Associates, LLC (“Markel”)

We have a 50.0% ownership interest in Markel. We are the manager and leasing agent for Markel's properties, which are located in Richmond, VA in exchange for customary management and leasing fees. We consolidate Markel since we are the general partner and control the major operating and financial policies of the joint venture. As controlling partner, we have an obligation to cause this property-owning entity to distribute proceeds of liquidation to the noncontrolling interest partner in these partially owned properties only if the net proceeds received by the entity from the sale of Markel's assets warrant a distribution as determined by the governing agreement. We estimate the value of noncontrolling interest distributions would have been $33.4 million had the entity been liquidated at December 31, 2013. This estimated settlement value is based on the fair value of the underlying properties which is based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for customers, changes in market rental rates and costs to operate each property. If the entity's underlying assets are worth less than the underlying liabilities on the date of such liquidation, we would have no obligation to remit any consideration to the noncontrolling interest holder.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

4.    Investments in and Advances to Affiliates – Continued

- SF-HIW Harborview Plaza, LP (“Harborview”)

We have a 20.0% interest in Harborview. We are the manager and leasing agent for Harborview's property in Tampa, FL and receive customary management and leasing fees. As further described in Note 8, we account for this joint venture as a financing obligation since our partner has the right to put its 80.0% equity interest back to us during the one-year period commencing September 11, 2014.

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

5.    Intangible Assets and Below Market Lease Liabilities

The following table sets forth total intangible assets and acquisition-related below market lease liabilities, net of accumulated amortization:

	December 31,
	2013	2012
Assets:
Deferred financing costs	$17,363	$21,759
Less accumulated amortization	(5,204)	(7,862)
	12,159	13,897
Deferred leasing costs (including lease incentives and above market lease and in-place lease acquisition-related intangible assets)	297,068	217,213
Less accumulated amortization	(87,016)	(67,146)
	210,052	150,067
Deferred financing and leasing costs, net	$222,211	$163,964

Liabilities (in accounts payable, accrued expenses and other liabilities):
Acquisition-related below market lease liabilities	$55,323	$37,019
Less accumulated amortization	(8,478)	(3,383)
	$46,845	$33,636

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

5.    Intangible Assets and Below Market Lease Liabilities - Continued

The following table sets forth amortization of intangible assets and below market lease liabilities:

	Year Ended December 31,
	2013	2012	2011
Amortization of deferred financing costs	$3,802	$3,685	$3,312
Amortization of deferred leasing costs and acquisition-related intangible assets (in depreciation and amortization)	$37,094	$26,509	$19,562
Amortization of lease incentives (in rental and other revenues)	$1,409	$1,389	$1,302
Amortization of acquisition-related intangible assets (in rental and other revenues)	$3,676	$1,357	$915
Amortization of acquisition-related intangible assets (in rental property and other expenses)	$556	$186	$—
Amortization of acquisition-related below market lease liabilities (in rental and other revenues)	$(5,316)	$(2,627)	$(840)

The following table sets forth scheduled future amortization of intangible assets and acquisition-related below market lease liabilities:

Years Ending December 31,	Amortization of Deferred Financing Costs	Amortization of Deferred Leasing Costs and Acquisition-Related Intangible Assets (in Depreciation and Amortization)	Amortization of Lease Incentives (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental Property and Other Expenses)	Amortization of Acquisition-Related Below Market Lease Liabilities (in Rental and Other Revenues)
2014	$2,786	$38,631	$1,266	$4,338	$553	$(5,991)
2015	2,751	32,150	1,027	3,622	553	(5,722)
2016	2,486	26,535	851	2,810	553	(5,429)
2017	2,191	22,568	777	2,268	553	(5,165)
2018	1,084	18,323	674	1,424	553	(5,017)
Thereafter	861	43,097	2,073	3,767	1,086	(19,521)
	$12,159	$181,304	$6,668	$18,229	$3,851	$(46,845)
Weighted average remaining amortization periods as of December 31, 2013 (in years)	4.7	6.8	7.9	6.7	7.0	9.1

The following table sets forth the intangible assets acquired and below market lease liabilities assumed as a result of 2013 acquisition activity:

	Acquisition-Related Intangible Assets (amortized in Rental and Other Revenues)	Acquisition-Related Intangible Assets (amortized in Depreciation and Amortization)	Acquisition-Related Below Market Lease Liabilities (amortized in Rental and Other Revenues)
Amount recorded from acquisition activity	$17,201	$58,422	$(19,124)
Weighted average remaining amortization periods as of December 31, 2013 (in years)	6.5	6.5	8.9

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

6.    Mortgages and Notes Payable

Our mortgages and notes payable consist of the following:

	December 31,
	2013	2012
Secured indebtedness: (1)
5.68% mortgage loan due 2013	$—	$107,289
5.45% (5.12% effective rate) mortgage loan due 2014 (2)	—	67,604
5.21% (3.11% effective rate) mortgage loan due 2014 (3)	125,247	—
5.17% (6.43% effective rate) mortgage loan due 2015 (4)	39,609	39,805
3.50% (3.34% effective rate) mortgage loan due 2015 (5)	37,340	—
6.88% mortgage loans due 2016	109,167	110,671
7.50% mortgage loan due 2016	45,103	45,662
5.10% (4.22% effective rate) mortgage loan due 2017 (6)	118,126	120,924
5.74% to 9.00% mortgage loans due between 2012 and 2016 (7) (8)	14,072	57,652
	488,664	549,607
Unsecured indebtedness:
5.85% (5.88% effective rate) notes due 2017 (9)	379,311	379,194
7.50% notes due 2018	200,000	200,000
3.625% (3.752% effective rate) notes due 2023 (10)	247,624	247,361
Variable rate term loan due 2016	—	35,000
Variable rate term loan due 2019 (11)	200,000	200,000
Variable rate term loan due 2019 (12)	225,000	225,000
Revolving credit facility due 2018 (13)	215,700	23,000
	1,467,635	1,309,555
Total	$1,956,299	$1,859,162
__________

(1)
The secured mortgage loans payable are collateralized by real estate assets with an aggregate undepreciated book value of $801.7 million at December 31, 2013. Our fixed rate mortgage loans generally are either locked out to prepayment for all or a portion of their term or are prepayable subject to certain conditions including prepayment penalties.

(2)	Net of unamortized fair market premium of $0.2 million as of December 31, 2012. This debt was repaid in 2013.

(3)	Net of unamortized fair market value premium of $0.7 million as of December 31, 2013.

(4)	Net of unamortized fair market value discount of $0.8 million and $1.2 million as of December 31, 2013 and 2012, respectively.

(5)	Net of unamortized fair market value premium of $0.1 million as of December 31, 2013.

(6)	Net of unamortized fair market premium of $3.6 million and $4.6 million as of December 31, 2013 and 2012, respectively.

(7)	Included mortgage debt related to Markel of $33.1 million at December 31, 2012. This debt was repaid in 2013.

(8)	Net of unamortized fair market value premium of $0.3 million and $0.5 million at December 31, 2013 and 2012, respectively.

(9)	Net of unamortized original issuance discount of $0.4 million and $0.5 million at December 31, 2013 and 2012, respectively.

(10)	Net of unamortized original issuance discount of $2.4 million and $2.6 million at December 31, 2013 and 2012, respectively.

(11)	The interest rate is 1.37% at December 31, 2013.

(12)
As more fully described in Note 7, we entered into floating-to-fixed interest rate swaps that effectively fix LIBOR for the full amount and duration of this loan. Accordingly, the equivalent fixed rate of this loan is 3.43%.

(13)	The interest rate is 1.27% at December 31, 2013.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

6.    Mortgages and Notes Payable - Continued

The following table sets forth scheduled future principal payments, including amortization, due on our mortgages and notes payable at December 31, 2013:

Years Ending December 31,	Principal Amount
2014	$138,763
2015	81,232
2016	158,218
2017	488,711
2018	415,437
Thereafter	673,938
$1,956,299

During 2013, we entered into an amended and restated $475.0 million unsecured revolving credit facility, which replaced our previously existing revolving credit facility, and includes an accordion feature that allows for an additional $75.0 million of borrowing capacity subject to additional lender commitments. Our new revolving credit facility is scheduled to mature in January 2018. Assuming no defaults have occurred, we have an option to extend the maturity for two additional six-month periods. The interest rate on the new facility at our current credit ratings is LIBOR plus 110 basis points and the annual facility fee is 20 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody's Investors Service or Standard & Poor's Ratings Services. The financial and other covenants under the new facility are similar to our previous credit facility. There was $215.7 million and $223.0 million outstanding under our revolving credit facility at December 31, 2013 and January 31, 2014, respectively. At both December 31, 2013 and January 31, 2014, we had $0.1 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at December 31, 2013 and January 31, 2014 was $259.2 million and $251.9 million, respectively. We simultaneously amended and restated our $200.0 million, five-year unsecured bank term loan which, from a previous modification, was scheduled to mature in January 2018. The loan is now scheduled to mature in January 2019 and the interest rate, based on our current credit ratings, was reduced to LIBOR plus 120 basis points. We incurred $0.4 million of deferred financing fees in connection with the recent modification, which will be amortized along with existing unamortized deferred loan fees over the remaining term of the new loan.

During 2013, we prepaid without penalty a secured mortgage loan with a fair market value of $67.5 million bearing an effective interest rate of 5.12% that was originally scheduled to mature in January 2014. We also prepaid without penalty the remaining $114.7 million balance on two secured mortgage loans bearing interest at a weighted average rate of 5.75% that were originally scheduled to mature in December 2013. We recorded less than $0.1 million of loss on debt extinguishment related to these prepayments. During 2013, one of our consolidated affiliates also prepaid without penalty the remaining $32.3 million balance on four secured mortgage loans bearing interest at a weighted average rate of 5.79% that were originally scheduled to mature in January 2014. Real estate assets having a gross book value of approximately $147 million became unencumbered in connection with the payoff of these secured loans. We also paid down $11.7 million of secured loan balances through principal amortization during 2013.

During 2013, we prepaid the remaining $35.0 million balance on a $200.0 million unsecured bank term loan that was originally scheduled to mature in February 2016. We recorded $0.2 million of loss on debt extinguishment related to this prepayment.

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

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

6.    Mortgages and Notes Payable - Continued

During 2012, the Operating Partnership issued $250.0 million aggregate principal amount of 3.625% Notes due January 15, 2023, less original issue discount of $2.7 million. These notes were priced at 98.94% for an effective yield of 3.752%. Underwriting fees and other expenses were incurred that aggregated $2.1 million; these costs were deferred and will be amortized over the term of the notes.

During 2012, we modified our $200.0 million, five-year unsecured bank term loan, as discussed above, whereby the original maturity date of February 2016 was extended to January 2018 and the original interest rate was reduced from LIBOR plus 220 basis points to LIBOR plus 165 basis points. We incurred $0.9 million of deferred financing fees in connection with this previous modification, which was amortized along with existing unamortized deferred loan fees over the remaining term of the loan. Proceeds from two new participants, aggregating $35.0 million, were used to reduce amounts outstanding under our revolving credit facility. Two of the original participants, which held an aggregate $35.0 million of the principal balance under the original term loan, were fully paid off in February 2013.

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

During 2011, we repaid the remaining balance of $184.2 million of a secured mortgage loan bearing interest of 7.05% that was scheduled to mature in January 2012 and the remaining $10.0 million of a three-year unsecured term loan bearing interest of 3.90% that was scheduled to mature in February 2012. We incurred no penalties related to these early repayments. We also obtained a $200.0 million, five-year unsecured bank term loan bearing interest of LIBOR plus 220 basis points; this loan has been modified as described above.

We are currently in compliance with financial covenants and other requirements with respect to our consolidated debt.

Our revolving credit facility and bank term loans require us to comply with customary operating covenants and various financial requirements. Upon an event of default on the revolving credit facility, the lenders having at least 51.0% of the total commitments under the revolving credit facility can accelerate all borrowings then outstanding, and we could be prohibited from borrowing any further amounts under our revolving credit facility, which would adversely affect our ability to fund our operations.

The Operating Partnership has $379.3 million carrying amount of 2017 bonds outstanding, $200.0 million carrying amount of 2018 bonds outstanding and $247.6 million carrying amount of 2023 bonds outstanding. The indenture that governs these outstanding notes requires us to comply with customary operating covenants and various financial ratios. The trustee or the holders of at least 25.0% in principal amount of either series of bonds can accelerate the principal amount of such series upon written notice of a default that remains uncured after 60 days.

Capitalized Interest

Total interest capitalized to development and significant building and tenant improvement projects was $2.7 million, $1.0 million and $0.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

7.	Derivative Financial Instruments

We have six floating-to-fixed interest rate swaps through January 2019 each with respect to an aggregate of $225.0 million LIBOR-based borrowings. These swaps effectively fix the underlying LIBOR rate at a weighted average of 1.678%. The counterparties under the swaps are major financial institutions. The swap agreements contain a provision whereby if we default on any of our indebtedness, if greater than $10.0 million, and which defaults results in repayment of such indebtedness being, or becoming capable of being, accelerated by the lender, then we could also be declared in default on our derivative obligations. These swaps have been designated as and are being accounted for as cash flow hedges with changes in fair value recorded in other comprehensive income each reporting period. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on our cash flow hedges during the year ended December 31, 2013. We have no collateral requirements related to our interest rate swaps.

Amounts reported in AOCL related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During 2014, we estimate that $3.3 million will be reclassified to interest expense.

The following table sets forth the gross fair value of our derivatives:

	Gross Fair Value as of December 31,
	2013	2012
Derivatives:
Derivatives designated as cash flow hedges in prepaid expenses and other assets:
Interest rate swaps	$301	$—
Derivatives designated as cash flow hedges in accounts payable, accrued expenses and other liabilities:
Interest rate swaps	$510	$9,369

The following table sets forth the effect of our cash flow hedges on AOCL and interest expense:

	Year Ended December 31,
	2013	2012	2011
Derivatives Designated as Cash Flow Hedges:
Amount of unrealized gains/(losses) recognized in AOCL on derivatives (effective portion):
Interest rate swaps	$5,778	$(10,358)	$(2,202)
Amount of (gains)/losses reclassified out of AOCL into contractual interest expense (effective portion):
Interest rate swaps	$3,370	$3,053	$(118)

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

8.	Financing Arrangements

Our financing obligations consist of the following:

	December 31,
	2013	2012
Harborview financing obligation	$16,242	$17,571
Tax increment financing bond	10,422	11,787
Total	$26,664	$29,358

Harborview

In 2002, we contributed Harborview Plaza, a 205,000 rentable square foot office building to our Harborview joint venture. We retained a 20.0% equity interest in the joint venture. Our joint venture partner has the right to put its 80.0% equity interest in the joint venture to us in exchange for cash at any time during the one-year period commencing September 11, 2014. The value of the 80.0% equity interest will be determined at the time that our partner elects to exercise its put right, if ever, based upon the then fair market value of the joint venture's assets and liabilities. The fair value of the real estate assets will be reduced by 3.0%, which is intended to represent the hypothetical costs of a sale transaction. Because of the put option, this transaction has been accounted for as a financing transaction. Accordingly, the assets, liabilities and operations of Harborview Plaza, which is the sole property owned by Harborview, remain in our Consolidated Financial Statements.

As a result, we initially established a gross financing obligation equal to the $12.7 million equity contributed by our joint venture partner. During 2012, our joint venture partner contributed an additional $1.8 million of equity to the joint venture. During each period, we increase the gross financing obligation for 80.0% of the net income before depreciation of Harborview Plaza, which is recorded as interest expense on financing obligation, and decrease the gross financing obligation for distributions made to our joint venture partner. At the end of each reporting period, the balance of the gross financing obligation is adjusted to equal the greater of the equity contributed by our joint venture partner or the current fair value of the put option, which is recorded as a valuation allowance. The valuation allowance is amortized on a straight-line basis prospectively through September 2014 as interest expense on financing obligation. The fair value of the put option was $12.8 million and $12.7 million at December 31, 2013 and 2012, respectively. We continue to depreciate Harborview Plaza and record all of the depreciation on our books. At such time as the put option expires or is otherwise terminated, we will record the transaction as a partial sale and recognize gain accordingly.

Tax Increment Financing Bond

In connection with tax increment financing for a parking garage we constructed in 1999, we are obligated to pay fixed special assessments over a 20-year period ending in 2019. The net present value of these assessments, discounted at the 6.93% interest rate on the underlying tax increment financing, is recorded as a financing obligation. We receive special tax revenues and property tax rebates recorded in interest and other income, which are intended, but not guaranteed, to provide funds to pay the special assessments. We acquired the related tax increment financing bond, which is recorded in prepaid and other assets, in a privately negotiated transaction in 2007. For additional information about this tax increment financing bond, see Note 11.

9.	Commitments and Contingencies

Operating Ground Leases

Certain of our properties are subject to operating ground leases. Rental payments on these leases are adjusted periodically based on either the consumer price index or on a pre-determined schedule. Total rental property expense recorded for operating ground leases was $2.8 million, $1.5 million and $1.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

9.	Commitments and Contingencies - Continued

The following table sets forth our scheduled obligations for future minimum payments on operating ground leases at December 31, 2013:

Years Ending December 31,	Minimum Payments
2014	$3,044
2015	3,076
2016	3,109
2017	3,143
2018	3,179
Thereafter	116,139
$131,690

Lease and Contractual Commitments

We have $233.8 million of lease and contractual commitments at December 31, 2013. Lease and contractual commitments represent commitments under signed leases and contracts for operating properties (excluding tenant-funded tenant improvements) and contracts for development/redevelopment projects, of which $25.9 million was recorded on the Consolidated Balance Sheet at December 31, 2013.

DLF I Obligation

At the formation of DLF I, the amount our partner contributed in cash to the venture and subsequently distributed to us was determined to be $7.2 million in excess of the amount required based on its ownership interest and the agreed-upon value of the real estate assets. We were required to repay this amount over 14 years, beginning in the first quarter of 1999. The $7.2 million was discounted to net present value of $3.8 million using a discount rate of 9.62% specified in the agreement. Payments of $0.2 million, $0.6 million and $0.6 million were made in the years ended December 31, 2013, 2012 and 2011, respectively. The balance at December 31, 2012 was $0.2 million, which was included in accounts payable, accrued expenses and other liabilities. During 2013, the obligation was fully paid.

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

Noncontrolling Interests in Consolidated Affiliates

At December 31, 2013, our noncontrolling interests in consolidated affiliates relates to our joint venture partner's 50.0% interest in office properties in Richmond, VA. Our joint venture partner is an unrelated third party.

Noncontrolling Interests in the Operating Partnership

Noncontrolling interests in the Operating Partnership relate to the ownership of Redeemable Common Units. Net income attributable to noncontrolling interests in the Operating Partnership is computed by applying the weighted average percentage of Redeemable Common Units during the period, as a percent of the total number of outstanding Common Units, to the Operating Partnership’s net income for the period after deducting distributions on Preferred Units. When a noncontrolling unitholder redeems a Common Unit for a share of Common Stock or cash, the noncontrolling interests in the Operating Partnership are reduced and the Company’s share in the Operating Partnership is increased by the fair value of each security at the time of redemption.

The following table sets forth the Company's noncontrolling interests in the Operating Partnership:

	Year Ended December 31,
	2013	2012
Beginning noncontrolling interests in the Operating Partnership	$124,869	$110,655
Adjustment of noncontrolling interests in the Operating Partnership to fair value	11,375	16,491
Issuances of Common Units	—	2,299
Conversions of Common Units to Common Stock	(28,788)	(2,096)
Net income attributable to noncontrolling interests in the Operating Partnership	4,691	3,854
Distributions to noncontrolling interests in the Operating Partnership	(5,667)	(6,334)
Total noncontrolling interests in the Operating Partnership	$106,480	$124,869

The following table sets forth net income available for common stockholders and transfers from the Company's noncontrolling interests in the Operating Partnership:

	Year Ended December 31,
	2013	2012	2011
Net income available for common stockholders	$122,949	$77,087	$38,677
Increase in additional paid in capital from conversions of Common Units to Common Stock	28,788	2,096	1,906
Issuances of Common Units	—	(2,299)	—
Change from net income available for common stockholders and transfers from noncontrolling interests	$151,737	$76,884	$40,583

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

Our Level 2 assets include the fair value of certain of our mortgages and notes receivable and certain of our interest rate swaps. Our Level 2 liabilities include the fair value of our mortgages and notes payable and the remainder of our interest rate swaps.

The fair value of mortgages and notes receivable and mortgages and notes payable is estimated by the income approach utilizing contractual cash flows and market-based interest rates to approximate the price that would be paid in an orderly transaction between market participants. The fair value of interest rate swaps is determined using the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments. The variable cash payments of interest rate swaps are based on the expectation of future LIBOR interest rates (forward curves) derived from observed market LIBOR interest rate curves. In addition, credit valuation adjustments are incorporated in the fair values to account for potential nonperformance risk, but were concluded to not be significant inputs to the calculation for the periods presented.

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

		Level 1	Level 2	Level 3
	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
Fair Value at December 31, 2013:
Assets:
Mortgages and notes receivable, at fair value (1)	$26,485	$—	$17,029	$9,456
Interest rate swaps (in prepaid expenses and other assets)	301	—	301	—
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	3,996	3,996	—	—
Tax increment financing bond (in prepaid expenses and other assets)	13,403	—	—	13,403
Total Assets	$44,185	$3,996	$17,330	$22,859
Noncontrolling Interests in the Operating Partnership	$106,480	$106,480	$—	$—
Liabilities:
Mortgages and notes payable, at fair value (1)	$2,037,385	$—	$2,037,385	$—
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	510	—	510	—
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	3,996	3,996	—	—
Financing obligations, at fair value (1)	22,478	—	—	22,478
Total Liabilities	$2,064,369	$3,996	$2,037,895	$22,478

Fair Value at December 31, 2012:
Assets:
Mortgages and notes receivable, at fair value (1)	$24,725	$—	$16,077	$8,648
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	3,354	3,354	—	—
Tax increment financing bond (in prepaid expenses and other assets)	14,496	—	—	14,496
Total Assets	$42,575	$3,354	$16,077	$23,144
Noncontrolling Interests in the Operating Partnership	$124,869	$124,869	$—	$—
Liabilities:
Mortgages and notes payable, at fair value (1)	$1,987,364	$—	$1,987,364	$—
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	9,369	—	9,369	—
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	3,354	3,354	—	—
Contingent consideration to acquire real estate assets (in accounts payable, accrued expenses and other liabilities)	563	—	—	563
Financing obligations, at fair value (1)	23,252	—	—	23,252
Total Liabilities	$2,023,902	$3,354	$1,996,733	$23,815
__________
(1)    Amounts recorded at historical cost on our Consolidated Balance Sheets at December 31, 2013 and 2012.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

11.	Disclosure About Fair Value of Financial Instruments – Continued

The following table sets forth the changes in our Level 3 asset and liability, which are recorded at fair value on our Consolidated Balance Sheets:

	December 31,
	2013	2012
Asset:
Tax Increment Financing Bond:
Beginning balance	$14,496	$14,788
Principal repayment	(1,962)	(703)
Unrealized gains (in AOCL)	869	411
Ending balance	$13,403	$14,496
Liability:
Contingent Consideration to Acquire Real Estate Assets:
Beginning balance	$563	$—
Fair value at acquisition date	—	677
Recognized gains (in general and administrative expenses)	(563)	(114)
Ending balance	$—	$563

During 2007, we acquired a tax increment financing bond associated with a parking garage developed by us. This bond amortizes to maturity in 2020. The estimated fair value at December 31, 2013 was $1.0 million below the outstanding principal due on the bond. If the discount rate used to fair value this bond was 100 basis points higher or lower, the fair value of the bond would have been $0.5 million lower or $0.5 million higher, respectively, as of December 31, 2013. We intend to hold this bond and have concluded that we will not be required to sell this bond before recovery of the bond principal. Payment of the principal and interest for the bond is guaranteed by us. We have recorded no credit losses related to the bond during the years ended December 31, 2013 and 2012. There is no legal right of offset with the liability, which we report as a financing obligation, related to this tax increment financing bond.

During 2013, we recorded impairment charges on certain real estate assets, which were subsequently sold during the year, based upon aggregate fair values at the time of impairment of $14.9 million. These impaired real estate assets were deemed to be Level 3 assets and valued based primarily on market-based inputs and our assumptions about the use of the assets, as observable inputs were not available. In the absence of observable inputs, we estimate the fair value of real estate using unobservable data such as estimated discount and capitalization rates. We also utilize local and national industry market data such as comparable sales, sales contracts and appraisals to assist us in our estimation of fair value. Significant increases or decreases in any valuation inputs in isolation would result in a significantly lower or higher fair value measurement.

The following table sets forth quantitative information about the unobservable inputs of our Level 3 assets, which are recorded at fair value on our Consolidated Balance Sheets :

	Valuation Technique	Unobservable Input	Rate/ Percentage
Assets:
Tax increment financing bond	Income approach	Discount rate	9.3%
Impaired real estate assets	Income approach	Capitalization rate	8.5%-10.5%
		Discount rate	9.0%-15.0%

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

12.	Equity

Common Stock Issuances

During 2013, the Company issued 8,273,690 shares of Common Stock in public offerings and received net proceeds of $295.1 million. During 2012, the Company issued 7,245,837 shares of Common Stock in public offerings and received net proceeds of $236.4 million.

Common Stock Dividends

Dividends of the Company declared and paid per share of Common Stock aggregated $1.70 for each of the years ended December 31, 2013, 2012 and 2011.

The following table sets forth the Company's estimated taxability to the common stockholders of dividends per share for federal income tax purposes:

	Year Ended December 31,
	2013	2012	2011
Ordinary income	$1.28	$1.28	$1.15
Capital gains	0.26	0.24	—
Return of capital	0.16	0.18	0.55
Total	$1.70	$1.70	$1.70

The Company's tax returns have not been examined by the Internal Revenue Service (“IRS”) and, therefore, the taxability of dividends is subject to change.

Preferred Stock

In 2011, the Company redeemed the remaining 2.1 million outstanding 8.0% Series B Cumulative Redeemable Preferred Shares for an aggregate redemption price of $52.5 million, excluding accrued dividends. In connection with this redemption, the $1.9 million excess of the redemption cost over the net carrying amount of the redeemed shares was recorded as a reduction to net income available for common stockholders.

The following table sets forth the Company's Preferred Stock:

Preferred Stock Issuances	Issue Date	Number of Shares Outstanding	Carrying Value	Liquidation Preference Per Share	Optional Redemption Date	Annual Dividends Payable Per Share
		(in thousands)
December 31, 2013
8.625% Series A Cumulative Redeemable	2/12/1997	29	$29,077	$1,000	2/12/2027	$86.25
December 31, 2012
8.625% Series A Cumulative Redeemable	2/12/1997	29	$29,077	$1,000	2/12/2027	$86.25

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

12.	Equity - Continued

The following table sets forth the Company's estimated taxability to the preferred stockholders of dividends per share for federal income tax purposes:

	Year Ended December 31,
	2013	2012	2011
8.625% Series A Cumulative Redeemable:
Ordinary income	$71.56	$72.46	$86.25
Capital gains	14.69	13.79	—
Total	$86.25	$86.25	$86.25
8.000% Series B Cumulative Redeemable:
Ordinary income	$—	$—	$1.05
Capital gains	—	—	—
Total	$—	$—	$1.05

The Company's tax returns have not been examined by the IRS and, therefore, the taxability of dividends is subject to change.

Warrants

At December 31, 2013 and 2012, we had 15,000 warrants outstanding with an exercise price of $32.50 per share. Upon exercise of a warrant, the Company will contribute the exercise price to the Operating Partnership in exchange for Common Units. Therefore, the Operating Partnership accounts for such warrants as if issued by the Operating Partnership. These warrants have no expiration date.

Dividend Reinvestment Plan

The Company has a Dividend Reinvestment and Stock Purchase Plan (“DRIP”) under which holders of Common Stock may elect to automatically reinvest their dividends in additional shares of Common Stock and make optional cash payments for additional shares of Common Stock. The Company may elect to satisfy DRIP obligations by issuing additional shares of Common Stock or instructing the DRIP administrator to purchase Common Stock in the open market.

Common Unit Distributions

Distributions of the Operating Partnership declared and paid per Common Unit aggregated $1.70 for each of the years ended December 31, 2013, 2012 and 2011.

Redeemable Common Units

Generally, the Operating Partnership is obligated to redeem each Redeemable Common Unit at the request of the holder thereof for cash equal to the value of one share of Common Stock based on the average of the market price for the 10 trading days immediately preceding the notice date of such redemption, provided that the Company at its option may elect to acquire any such Redeemable Common Unit presented for redemption for cash or one share of Common Stock. When a holder redeems a Redeemable Common Unit for a share of Common Stock or cash, the Company’s share in the Operating Partnership will be increased. The Common Units owned by the Company are not redeemable.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

12.	Equity - Continued

Preferred Units

In 2011, the Operating Partnership redeemed the remaining 2.1 million outstanding 8.0% Series B Cumulative Redeemable Preferred Units for an aggregate redemption price of $52.5 million, excluding accrued distributions. In connection with this redemption, the $1.9 million excess of the redemption cost over the net carrying amount of the redeemed units was recorded as a reduction to net income available for common unitholders.

The following table sets forth the Operating Partnership's Preferred Units:

Preferred Unit Issuances	Issue Date	Number of Units Outstanding	Carrying Value	Liquidation Preference Per Unit	Optional Redemption Date	Annual Distributions Payable Per Unit
		(in thousands)
December 31, 2013
8.625% Series A Cumulative Redeemable	2/12/1997	29	$29,077	$1,000	2/12/2027	$86.25
December 31, 2012
8.625% Series A Cumulative Redeemable	2/12/1997	29	$29,077	$1,000	2/12/2027	$86.25

13.	Employee Benefit Plans

Officer, Management and Director Compensation Programs

The officers of the Company participate in an annual non-equity incentive program pursuant to which they are eligible to earn cash payments based on a percentage of their annual base salary in effect for December of the applicable year. Under this component of our executive compensation program, officers are eligible to earn additional cash compensation to the extent specific performance-based metrics are achieved during the most recently completed year. The position held by each officer has a target annual incentive percentage that ranges from 30% to 130% of base salary. The more senior the position within the Company, the greater the portion of compensation that varies with performance.

The percentage amount an officer may earn under the annual non-equity incentive plan is the product of the target annual incentive percentage times an “actual performance factor,” which can range from zero to 200%. The actual performance factor depends upon the relationship between actual performance in specific areas at each of our divisions and predetermined goals. For an officer who has division responsibilities, goals for certain performance criteria are based partly on the division’s actual performance relative to that division’s established goals and partly on actual total performance. Payments under our annual non-equity incentive plan are accrued and expensed in the year earned.

Certain other employees participate in a similar annual non-equity incentive program. Incentive eligibility ranges from 10% to 30% of annual base salary. The actual incentive payment is determined by our overall performance and the individual’s performance during each year. These incentive payments are also accrued and expensed in the year earned.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

13.	Employee Benefit Plans - Continued

The Company's officers generally receive annual grants of stock options and restricted stock on or about March 1 of each year. Restricted stock grants are also made annually to directors and certain other employees. Except as set forth in the next sentence, dividends received on restricted stock are non-forfeitable and are paid at the same rate and on the same date as on shares of Common Stock. With respect to shares of restricted stock issued to the Company's chief executive officer in 2012 and 2013, dividends accumulate and are payable only if and to the extent the shares vest. Dividends paid on subsequently forfeited shares are expensed. Additional total return-based restricted stock may be issued at the end of the three-year periods if actual performance exceeds certain levels of performance. Such additional shares, if any, would be fully vested when issued. No expense is recorded for additional shares of total return-based restricted stock that may be issued at the end of the three-year period since that possibility is reflected in the grant date fair value. The following table sets forth the number of shares of Common Stock reserved for future issuance:

	December 31,
	2013	2012
Outstanding stock options and warrants	889,382	1,144,309
Possible future issuance under equity incentive plans	1,742,237	2,047,550
	2,631,619	3,191,859

Of the possible future issuance under equity incentive plans at December 31, 2013, no more than 0.4 million can be in the form of restricted stock. At December 31, 2013, the Company had 110.1 million remaining shares of Common Stock authorized to be issued under its charter.

During the years ended December 31, 2013, 2012 and 2011, we recognized $6.9 million, $7.6 million and $6.1 million, respectively, of share-based compensation expense. Because REITs generally do not pay income taxes, we do not realize tax benefits on share-based payments. At December 31, 2013, there was $4.0 million of total unrecognized share-based compensation costs, which will be recognized over a weighted average remaining contractual term of 2.3 years.

- Stock Options

Stock options issued prior to 2005 vest ratably over four years and remain outstanding for 10 years. Stock options issued from 2005 through 2013 vest ratably over a four-year period and remain outstanding for seven years. The value of all options as of the date of grant is calculated using the Black-Scholes option-pricing model and is amortized over the respective vesting period or the service period, if shorter, for employees who are or will become eligible under the Company's retirement plan. The fair values of options granted during 2013, 2012 and 2011 were $6.50, $5.47 and $6.47, respectively, per option. The fair values of the options granted were determined at the grant dates using the following assumptions:

	2013	2012	2011
Risk free interest rate (1)	1.0%	1.1%	2.4%
Common stock dividend yield (2)	4.7%	5.3%	5.0%
Expected volatility (3)	32.4%	33.4%	32.5%
Average expected option life (years) (4)	5.75	5.75	5.75
__________

(1)	Represents the interest rate as of the grant date on US treasury bonds having the same life as the estimated life of the option grants.

(2)	The dividend yield is calculated utilizing the dividends paid for the previous one-year period and the per share price of Common Stock on the date of grant.

(3)	Based on the historical volatility of Common Stock over a period relevant to the related stock option grant.

(4)	The average expected option life is based on an analysis of the Company's historical data.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

13.	Employee Benefit Plans - Continued

The following table sets forth stock option activity:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price
Balances at December 31, 2010	1,480,196	$27.95
Options granted	146,581	33.93
Options exercised	(417,322)	26.79
Balances at December 31, 2011	1,209,455	29.08
Options granted	190,886	31.97
Options exercised	(271,032)	26.87
Balances at December 31, 2012	1,129,309	30.10
Options granted	168,700	36.50
Options exercised	(423,627)	28.22
Balances at December 31, 2013 (1) (2)	874,382	$32.24
__________

(1)	The outstanding options at December 31, 2013 had a weighted average remaining life of 3.4 years.

(2)
The Company had 441,507 options exercisable at December 31, 2013 with a weighted average exercise price of $30.77, weighted average remaining life of 1.6 years and intrinsic value of $3.2 million. Of these exercisable options, 134,628 had exercise prices higher than the market price of our Common Stock at December 31, 2013.

Cash received or receivable from options exercised was $12.5 million, $7.4 million and $11.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $3.9 million, $1.9 million and $3.0 million, respectively. The total intrinsic value of options outstanding at December 31, 2013, 2012 and 2011 was $4.3 million, $5.0 million and $3.3 million, respectively. The Company generally does not permit the net cash settlement of exercised stock options, but does permit net share settlement so long as the shares received are held for at least one year. The Company has a policy of issuing new shares to satisfy stock option exercises.

- Time-Based Restricted Stock

Shares of time-based restricted stock issued to officers and certain employees generally vest 25% on the first, second, third and fourth anniversary dates, respectively. Shares of time-based restricted stock issued to directors generally vest 25% on January 1 of each successive year after the grant date. The value of grants of time-based restricted stock is based on the market value of Common Stock as of the date of grant and is amortized to expense over the respective vesting period or the service period, if shorter, for employees who are or will become eligible under the Company's retirement plan.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

13.	Employee Benefit Plans - Continued

The following table sets forth time-based restricted stock activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted shares outstanding at December 31, 2010	264,326	$27.08
Awarded and issued (1)	76,966	33.70
Vested (2)	(116,631)	30.64
Restricted shares outstanding at December 31, 2011	224,661	28.02
Awarded and issued (1)	90,983	32.27
Vested (2)	(92,239)	27.14
Forfeited	(903)	30.12
Restricted shares outstanding at December 31, 2012	222,502	30.31
Awarded and issued (1)	86,144	36.64
Vested (2)	(94,037)	27.80
Forfeited	(1,813)	36.01
Restricted shares outstanding at December 31, 2013	212,796	$33.96
__________

(1)	The fair value at grant date of time-based restricted stock issued during the years ended December 31, 2013, 2012 and 2011 was $3.2 million, $2.9 million and $2.6 million, respectively.

(2)
The vesting date fair value of time-based restricted stock that vested during the years ended December 31, 2013, 2012 and 2011 was $3.4 million, $2.9 million and $3.9 million, respectively. Vested shares include those shares surrendered by employees to satisfy tax withholding obligations in connection with such vesting.

- Total Return-Based Restricted Stock

During 2013, 2012 and 2011, the Company issued shares of total return-based restricted stock to officers that will vest based on (1) the Company's absolute total returns for certain pre-determined three-year periods relative to defined target returns and (2) whether the Company's total return exceeds the average total returns of a selected group of peer companies. The amount subject to vesting ranges from zero to 150% with respect to total return-based restricted stock issued in 2013 and from zero to 250% with respect to total return-based restricted stock issued in 2012 and 2011. The grant date fair value of such shares of total return-based restricted stock was determined to be $31.73, $38.71 and $41.02, respectively, and is amortized over the respective three-year period or the service period, if shorter, for employees who are or will become eligible under the Company's retirement plan. The fair values of the total return-based restricted stock granted were determined at the grant dates using a Monte Carlo simulation model and the following assumptions:

	2013	2012	2011
Risk free interest rate (1)	0.4%	0.4%	1.0%
Common stock dividend yield (2)	4.9%	5.4%	5.4%
Expected volatility (3)	43.4%	43.7%	42.8%
__________

(1)	Represents the interest rate as of the grant date on US treasury bonds having the same life as the estimated life of the total return-based restricted stock grants.

(2)
The dividend yield is calculated utilizing the dividends paid for the previous one-year period and the average per share price of Common Stock during the three-month period preceding the date of grant.

(3)	Based on the historical volatility of Common Stock over a period relevant to the related total return-based restricted stock grant.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

13.	Employee Benefit Plans - Continued

The following table sets forth total return-based restricted stock activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted shares outstanding at December 31, 2010	231,835	$21.03
Awarded and issued (1)	57,386	41.02
Vested (2)	(66,417)	13.79
Forfeited	(99,975)	13.79
Restricted shares outstanding at December 31, 2011	122,829	34.86
Awarded and issued (1)	67,902	38.71
Vested (2)	(32,722)	29.47
Forfeited	(32,721)	29.47
Restricted shares outstanding at December 31, 2012	125,288	32.87
Awarded and issued (1)	65,486	31.73
Vested (2)	(41,863)	24.75
Forfeited	(15,523)	24.75
Restricted shares outstanding at December 31, 2013	133,388	$35.29
__________

(1)	The fair value at grant date of total return-based restricted stock issued during the years ended December 31, 2013, 2012 and 2011 was $2.1 million, $2.6 million and $2.4 million, respectively.

(2)
The vesting date fair value of total return-based restricted stock that vested during the years ended December 31, 2013, 2012 and 2011 was $1.5 million, $1.1 million and $2.0 million, respectively. Vested shares include those shares surrendered by employees to satisfy tax withholding obligations in connection with such vesting.

401(k) Retirement Savings Plan

We have a 401(k) Retirement Savings Plan covering substantially all employees who meet certain age and employment criteria. We contribute amounts for each participant at a rate of 75% of the employee’s contribution (up to 6% of each employee’s bi-weekly salary and cash incentives, subject to statutory limits). During the years ended December 31, 2013, 2012 and 2011, we contributed $1.1 million, $1.0 million and $1.1 million, respectively, to the 401(k) savings plan. The assets of this qualified plan are not included in our Consolidated Financial Statements since the assets are not owned by us. Administrative expenses of the plan are paid by us.

Retirement Plan

The Company has adopted a retirement plan applicable to all employees who, at the time of retirement, have at least 30 years of continuous qualified service or are at least 55 years old and have at least 10 years of continuous qualified service. Subject to advance written notice and compliance with a non-compete agreement with us, eligible retirees would be entitled to receive a pro rata amount of the annual non-equity incentive compensation earned during the year of retirement. Stock options and time-based restricted stock granted to such eligible retiree during his or her employment would be non-forfeitable and vest according to the terms of their original grants. Eligible retirees would also be entitled to retain any total return-based restricted stock originally granted to such eligible retiree during his or her employment that subsequently vests after the retirement date according to the terms of their original grants. For employees who meet the age and service eligibility requirements, 100% of their annual grants are expensed at the grant date as if fully vested. For employees who will meet the age and service eligibility requirements within the normal vesting periods, the grants are amortized over the shorter service period.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

13.	Employee Benefit Plans - Continued

Deferred Compensation

Prior to 2010, officers could elect to defer all or a portion of their cash compensation, which was then invested in unrelated mutual funds under our non-qualified deferred compensation plan. These investments are recorded at fair value, which aggregated $4.0 million and $3.4 million at December 31, 2013 and 2012, respectively, and are included in prepaid expenses and other assets, with an offsetting deferred compensation liability recorded in accounts payable, accrued expenses and other liabilities. Deferred amounts ultimately payable to the participants are based on the value of the related mutual fund investments. Accordingly, changes in the value of the unrelated mutual funds are recorded in interest and other income and the corresponding offsetting changes in the deferred compensation liability are recorded in general and administration expense. As a result, there is no effect on our net income.

The following table sets forth our deferred compensation liability:

	Year Ended December 31,
	2013	2012	2011
Beginning deferred compensation liability	$3,354	$3,149	$4,091
Contributions to deferred compensation plans	—	—	545
Mark-to-market adjustment to deferred compensation (in general and administrative expenses)	803	475	(119)
Distributions from deferred compensation plans	(161)	(270)	(1,368)
Total deferred compensation liability	$3,996	$3,354	$3,149

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan pursuant to which employees generally may contribute up to 25% of their cash compensation for the purchase of Common Stock. At the end of each quarterly offering period, each participant's cash contributions and cash received from dividends on shares held under the Plan, are used to acquire shares of Common Stock at a cost that is calculated at 85% of the average closing price on the New York Stock Exchange on the five consecutive days preceding the last day of the quarter. In the years ended December 31, 2013, 2012 and 2011, the Company issued 27,250, 34,126 and 30,826 shares, respectively, of Common Stock under this Plan. The 15% discount on newly issued shares, which is taxable income to the participants and is recorded by us as additional compensation expense, aggregated $0.2 million in each of the years ended December 31, 2013, 2012 and 2011. As a general rule, shares purchased under the Plan must be held for at least one year.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

14.	Accumulated Other Comprehensive Loss

The following table sets forth the components of AOCL:

	December 31,
	2013	2012
Tax increment financing bond:
Beginning balance	$(1,898)	$(2,309)
Unrealized gains on tax increment financing bond	869	411
Ending balance	(1,029)	(1,898)
Cash flow hedges:
Beginning balance	(10,730)	(3,425)
Unrealized gains/(losses) on cash flow hedges	5,778	(10,358)
Amortization of cash flow hedges (1)	3,370	3,053
Ending balance	(1,582)	(10,730)
Total accumulated other comprehensive loss	$(2,611)	$(12,628)
__________

(1)	Amounts reclassified out of AOCL into contractual interest expense.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

15.	Rental and Other Revenues; Rental Property and Other Expenses

Our real estate assets are leased to customers under operating leases. The minimum rental amounts under the leases are generally subject to scheduled fixed increases. Generally, the leases also provide that we receive cost recovery income from customers for increases in certain costs above the costs incurred during a contractually specified base year. The following table sets forth our rental and other revenues from continuing operations:

	Year Ended December 31,
	2013	2012	2011
Contractual rents, net	$474,163	$413,650	$374,674
Straight-line rental income, net	17,226	16,104	11,536
Amortization of lease incentives	(1,409)	(1,389)	(1,302)
Cost recovery income, net	43,586	38,547	32,602
Lease termination fees	2,030	1,848	1,802
Fee income	5,557	4,965	5,571
Other miscellaneous operating revenues	15,657	11,321	7,073
	$556,810	$485,046	$431,956

The following table sets forth our scheduled future minimum base rents to be received from customers for leases in effect at December 31, 2013 for the properties that we wholly own:

2014	$512,083
2015	486,862
2016	438,741
2017	375,264
2018	311,015
Thereafter	1,111,421
$3,235,386

The following table sets forth our rental property and other expenses from continuing operations:

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

	Year Ended December 31,
	2013	2012	2011
Utilities, insurance and real estate taxes	$108,095	$94,710	$86,007
Maintenance, cleaning and general building	75,969	65,430	55,260
Property management and administrative expenses	12,429	11,718	10,492
Other miscellaneous operating expenses	6,851	4,886	5,547
	$203,344	$176,744	$157,306

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

16.	Discontinued Operations

The following table sets forth our operations classified as discontinued operations:

	Year Ended December 31,
	2013	2012	2011
Rental and other revenues	$20,812	$41,176	$52,490
Operating expenses:
Rental property and other expenses	8,283	14,456	19,412
Depreciation and amortization	5,753	11,970	15,647
Total operating expenses	14,036	26,426	35,059
Interest expense	—	283	489
Income from discontinued operations	6,776	14,467	16,942
Impairments of real estate assets	(2,194)	—	(2,429)
Net gains on disposition of discontinued operations	63,792	29,455	2,573
Total discontinued operations	$68,374	$43,922	$17,086

The following table sets forth the major classes of assets of our real estate and other assets, net, held for sale:

	December 31,
	2013	2012
Assets:
Land	$—	$41,875
Buildings and tenant improvements	—	204,525
Land held for development	—	2,368
Less - accumulated depreciation	—	(71,121)
Net real estate assets	—	177,647
Accrued straight-line rents receivable, net	—	7,591
Deferred leasing costs, net	—	6,059
Prepaid expenses and other assets	—	30
Real estate and other assets, net, held for sale	$—	$191,327

As of December 31, 2013, there were no real estate and other assets, net, held for sale. As of December 31, 2012, real estate and other assets, net, held for sale consisted of an office property and 29 industrial properties in Atlanta, GA, two office properties in Orlando, FL, two office properties in Tampa, FL, five office properties in Winston-Salem, NC and eight office properties in Greenville, SC. All of these properties are classified as discontinued operations during the years ended December 31, 2013 and 2012, respectively.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

17.	Earnings Per Share and Per Unit

The following table sets forth the computation of basic and diluted earnings per share of the Company:

	Year Ended December 31,
	2013	2012	2011
Earnings per Common Share - basic:
Numerator:
Income from continuing operations	$62,723	$40,313	$30,885
Net (income) attributable to noncontrolling interests in the Operating Partnership from continuing operations	(2,185)	(1,767)	(1,239)
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(949)	(786)	(755)
Dividends on Preferred Stock	(2,508)	(2,508)	(4,553)
Excess of Preferred Stock redemption/repurchase cost over carrying value	—	—	(1,895)
Income from continuing operations available for common stockholders	57,081	35,252	22,443
Income from discontinued operations	68,374	43,922	17,086
Net (income) attributable to noncontrolling interests in the Operating Partnership from discontinued operations	(2,506)	(2,087)	(852)
Income from discontinued operations available for common stockholders	65,868	41,835	16,234
Net income available for common stockholders	$122,949	$77,087	$38,677
Denominator:
Denominator for basic earnings per Common Share – weighted average shares	85,335	75,811	72,281
Earnings per Common Share - basic:
Income from continuing operations available for common stockholders	$0.67	$0.47	$0.31
Income from discontinued operations available for common stockholders	0.77	0.55	0.23
Net income available for common stockholders	$1.44	$1.02	$0.54
Earnings per Common Share - diluted:
Numerator:
Income from continuing operations	$62,723	$40,313	$30,885
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(949)	(786)	(755)
Dividends on Preferred Stock	(2,508)	(2,508)	(4,553)
Excess of Preferred Stock redemption/repurchase cost over carrying value	—	—	(1,895)
Income from continuing operations available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	59,266	37,019	23,682
Income from discontinued operations available for common stockholders	68,374	43,922	17,086
Net income available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	$127,640	$80,941	$40,768
Denominator:
Denominator for basic earnings per Common Share – weighted average shares	85,335	75,811	72,281
Add:
Stock options using the treasury method	114	122	136
Noncontrolling interests Common Units	3,387	3,745	3,772
Denominator for diluted earnings per Common Share – adjusted weighted average shares and assumed conversions (1) (2)	88,836	79,678	76,189
Earnings per Common Share - diluted:
Income from continuing operations available for common stockholders	$0.67	$0.47	$0.31
Income from discontinued operations available for common stockholders	0.77	0.55	0.23
Net income available for common stockholders	$1.44	$1.02	$0.54
__________

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

17.	Earnings Per Share and Per Unit - Continued

(1)
There were 0.3 million, 0.5 million and 0.4 million options outstanding during the years ended December 31, 2013, 2012 and 2011, respectively, that were not included in the computation of diluted earnings per share because the impact of including such options would be anti-dilutive.

(2)	Includes all unvested restricted stock where dividends on such restricted stock are non-forfeitable.

The following table sets forth the computation of basic and diluted earnings per unit of the Operating Partnership:

	Year Ended December 31,
	2013	2012	2011
Earnings per Common Unit - basic:
Numerator:
Income from continuing operations	$62,672	$40,373	$30,946
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(949)	(786)	(755)
Distributions on Preferred Units	(2,508)	(2,508)	(4,553)
Excess of Preferred Unit redemption/repurchase cost over carrying value	—	—	(1,895)
Income from continuing operations available for common unitholders	59,215	37,079	23,743
Income from discontinued operations available for common unitholders	68,374	43,922	17,086
Net income available for common unitholders	$127,589	$81,001	$40,829
Denominator:
Denominator for basic earnings per Common Unit – weighted average units	88,313	79,147	75,644
Earnings per Common Unit - basic:
Income from continuing operations available for common unitholders	$0.67	$0.47	$0.31
Income from discontinued operations available for common unitholders	0.77	0.55	0.23
Net income available for common unitholders	$1.44	$1.02	$0.54
Earnings per Common Unit - diluted:
Numerator:
Income from continuing operations	$62,672	$40,373	$30,946
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(949)	(786)	(755)
Distributions on Preferred Units	(2,508)	(2,508)	(4,553)
Excess of Preferred Unit redemption/repurchase cost over carrying value	—	—	(1,895)
Income from continuing operations available for common unitholders	59,215	37,079	23,743
Income from discontinued operations available for common unitholders	68,374	43,922	17,086
Net income available for common unitholders	$127,589	$81,001	$40,829
Denominator:
Denominator for basic earnings per Common Unit – weighted average units	88,313	79,147	75,644
Add:
Stock options using the treasury method	114	122	136
Denominator for diluted earnings per Common Unit – adjusted weighted average units and assumed conversions (1) (2)	88,427	79,269	75,780
Earnings per Common Unit - diluted:
Income from continuing operations available for common unitholders	$0.67	$0.47	$0.31
Income from discontinued operations available for common unitholders	0.77	0.55	0.23
Net income available for common unitholders	$1.44	$1.02	$0.54
__________

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

17.	Earnings Per Share and Per Unit - Continued

(1)
There were 0.3 million, 0.5 million and 0.4 million options outstanding during the years ended December 31, 2013, 2012 and 2011, respectively, that were not included in the computation of diluted earnings per unit because the impact of including such options would be anti-dilutive.

(2)	Includes all unvested restricted stock where dividends on such restricted stock are non-forfeitable.

18.	Income Taxes

Our Consolidated Financial Statements include the operations of the Company's taxable REIT subsidiary, which is not entitled to the dividends paid deduction and is subject to federal, state and local income taxes on its taxable income. As a REIT, the Company may also be subject to federal excise taxes if we engage in certain types of transactions.

The minimum dividend per share of Common Stock required for the Company to maintain its REIT status was $1.08, $1.07 and $1.01 per share in 2013, 2012 and 2011, respectively. Continued qualification as a REIT depends on the Company's ability to satisfy the dividend distribution tests, stock ownership requirements and various other qualification tests prescribed in the Code. The tax basis of the Company's assets (net of accumulated tax depreciation and amortization) and liabilities was approximately $3.4 billion and $2.1 billion, respectively, at December 31, 2013 and $2.9 billion and $2.0 billion, respectively, at December 31, 2012. The tax basis of the Operating Partnership's assets (net of accumulated tax depreciation and amortization) and liabilities was approximately $3.4 billion and $2.1 billion, respectively, at December 31, 2013 and $2.9 billion and $2.0 billion, respectively, at December 31, 2012.

During the years ended December 31, 2013, 2012 and 2011, the Company qualified as a REIT, distributed the necessary amount of taxable income and, therefore, incurred no federal income tax expense; accordingly, the only federal income taxes included in the accompanying Consolidated Financial Statements relate to activities of the Company's taxable REIT subsidiary.

At December 31, 2013 and 2012, the taxable REIT subsidiary had net deferred tax liabilities of $1.8 million and $2.2 million, respectively, comprised primarily of tax versus book basis differences in certain investments held by the taxable REIT subsidiary. At December 31, 2012, the taxable REIT subsidiary had a $2.1 million net deferred tax asset for cumulative tax loss carryforwards that was realized in 2013 in conjunction with recording our share of the gain recognized by Weston Lofts upon the sale of 215 residential units. The taxable REIT subsidiary incurred $2.1 million of income tax expense in 2013, including $1.7 million netted against the gain included in equity in earnings of unconsolidated affiliates. Income taxes are not material to our operating results or financial position.

The Company is subject to federal, state and local income tax examinations by tax authorities for 2010 through 2013.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

19.	Segment Information

Our principal business is the operation, acquisition and development of rental real estate properties. We evaluate our business by product type and by geographic location. Each product type has different customers and economic characteristics as to rental rates and terms, cost per rentable square foot of buildings, the purposes for which customers use the space, the degree of maintenance and customer support required and customer dependency on different economic drivers, among others. The operating results by geographic grouping are also regularly reviewed by our chief operating decision maker for assessing performance and other purposes. There are no material inter-segment transactions.

Our accounting policies of the segments are the same as those used in our Consolidated Financial Statements. All operations are within the United States and, at December 31, 2013, no single customer generated more than 10.0% of our consolidated revenues on an annualized basis.

The following tables summarize the rental and other revenues and net operating income, the primary industry property-level performance metric used by our chief operating decision maker, which is defined as rental and other revenues less rental property and other expenses, for each of our reportable segments:

	Year Ended December 31,
	2013	2012	2011
Rental and Other Revenues: (1)
Office:
Atlanta, GA	$80,330	$60,474	$48,839
Greenville, SC	3,399	3,269	3,168
Kansas City, MO	16,303	14,995	13,789
Memphis, TN	38,369	36,812	36,787
Nashville, TN	62,054	56,512	53,621
Orlando, FL	21,798	9,052	8,099
Piedmont Triad, NC	26,047	19,489	18,456
Pittsburgh, PA	56,125	38,776	10,964
Raleigh, NC	85,417	81,581	78,606
Richmond, VA	47,576	47,284	47,505
Tampa, FL	68,519	66,287	65,070
Total Office Segment	505,937	434,531	384,904
Industrial:
Atlanta, GA	827	812	975
Piedmont Triad, NC	12,170	12,512	11,822
Total Industrial Segment	12,997	13,324	12,797
Retail:
Kansas City, MO	37,876	37,191	34,255
Total Retail Segment	37,876	37,191	34,255
Total Rental and Other Revenues	$556,810	$485,046	$431,956

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

19.	Segment Information - Continued

	Year Ended December 31,
	2013	2012	2011
Net Operating Income: (1)
Office:
Atlanta, GA	$49,650	$38,186	$30,513
Greenville, SC	1,893	1,701	1,693
Kansas City, MO	10,694	9,509	8,370
Memphis, TN	22,133	21,831	20,862
Nashville, TN	42,598	38,801	36,566
Orlando, FL	12,048	4,334	3,788
Piedmont Triad, NC	16,788	12,282	11,835
Pittsburgh, PA	31,134	19,530	5,452
Raleigh, NC	60,075	56,584	54,670
Richmond, VA	32,454	32,382	31,265
Tampa, FL	41,573	41,306	40,492
Total Office Segment	321,040	276,446	245,506
Industrial:
Atlanta, GA	492	468	620
Piedmont Triad, NC	8,937	9,142	8,648
Total Industrial Segment	9,429	9,610	9,268
Retail:
Kansas City, MO	23,074	22,510	20,147
Total Retail Segment	23,074	22,510	20,147
Residential:
Raleigh, NC	—	(178)	(195)
Total Residential Segment	—	(178)	(195)
Corporate and other	(77)	(86)	(76)
Total Net Operating Income	353,466	308,302	274,650
Reconciliation to income from continuing operations before disposition of investment properties and activity in unconsolidated affiliates:
Depreciation and amortization	(176,957)	(146,357)	(127,499)
General and administrative expenses	(37,193)	(37,377)	(35,727)
Interest expense	(92,703)	(96,114)	(95,510)
Other income	6,398	6,380	7,363
Income from continuing operations before disposition of investment properties and activity in unconsolidated affiliates	$53,011	$34,834	$23,277
__________

(1)	Net of discontinued operations.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

19.	Segment Information - Continued

	December 31,
	2013	2012
Total Assets:
Office:
Atlanta, GA	$699,263	$495,175
Greenville, SC	15,890	69,138
Kansas City, MO	83,124	84,538
Memphis, TN	249,479	225,541
Nashville, TN	490,887	314,705
Orlando, FL	226,314	51,373
Piedmont Triad, NC	164,885	144,404
Pittsburgh, PA	335,798	330,975
Raleigh, NC	494,208	479,995
Richmond, VA	241,739	246,276
Tampa, FL	424,287	386,676
Total Office Segment	3,425,874	2,828,796
Industrial:
Atlanta, GA	25,936	115,330
Piedmont Triad, NC	74,836	76,013
Total Industrial Segment	100,772	191,343
Retail:
Kansas City, MO	161,779	166,030
Total Retail Segment	161,779	166,030
Residential:
Raleigh, NC	—	8
Total Residential Segment	—	8
Corporate and other	118,676	164,251
Total Assets	$3,807,101	$3,350,428

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

20.	Quarterly Financial Data (Unaudited)

The following tables set forth quarterly financial information of the Company and have been adjusted to reflect discontinued operations:

	Year Ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Rental and other revenues (1)	$130,377	$132,618	$144,827	$148,988	$556,810

Income from continuing operations (1)	11,300	15,487	16,608	19,328	62,723
Income from discontinued operations (1)	2,460	14,092	39,460	12,362	68,374
Net income	13,760	29,579	56,068	31,690	131,097
Net (income) attributable to noncontrolling interests in the Operating Partnership	(581)	(1,243)	(1,889)	(978)	(4,691)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(203)	(187)	(203)	(356)	(949)
Dividends on Preferred Stock	(627)	(627)	(627)	(627)	(2,508)
Net income available for common stockholders	$12,349	$27,522	$53,349	$29,729	$122,949
Earnings per Common Share-basic:
Income from continuing operations available for common stockholders	$0.12	$0.17	$0.17	$0.20	$0.67
Income from discontinued operations available for common stockholders	0.03	0.16	0.44	0.13	0.77
Net income available for common stockholders	$0.15	$0.33	$0.61	$0.33	$1.44
Earnings per Common Share-diluted:
Income from continuing operations available for common stockholders	$0.12	$0.17	$0.17	$0.20	$0.67
Income from discontinued operations available for common stockholders	0.03	0.16	0.44	0.13	0.77
Net income available for common stockholders	$0.15	$0.33	$0.61	$0.33	$1.44

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

20.	Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Rental and other revenues (1)	$117,851	$120,423	$120,456	$126,316	$485,046

Income from continuing operations (1)	8,715	8,756	9,617	13,225	40,313
Income from discontinued operations (1)	9,617	5,742	26,179	2,384	43,922
Net income	18,332	14,498	35,796	15,609	84,235
Net (income) attributable to noncontrolling interests in the Operating Partnership	(827)	(686)	(1,653)	(688)	(3,854)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(184)	(223)	(159)	(220)	(786)
Dividends on Preferred Stock	(627)	(627)	(627)	(627)	(2,508)
Net income available for common stockholders	$16,694	$12,962	$33,357	$14,074	$77,087
Earnings per Common Share-basic:
Income from continuing operations available for common stockholders	$0.10	$0.10	$0.11	$0.15	$0.47
Income from discontinued operations available for common stockholders	0.13	0.07	0.33	0.03	0.55
Net income available for common stockholders	$0.23	$0.17	$0.44	$0.18	$1.02
Earnings per Common Share-diluted:
Income from continuing operations available for common stockholders	$0.10	$0.10	$0.11	$0.15	$0.47
Income from discontinued operations available for common stockholders	0.13	0.07	0.32	0.03	0.55
Net income available for common stockholders	$0.23	$0.17	$0.43	$0.18	$1.02
__________

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

20.	Quarterly Financial Data (Unaudited) – Continued

(1)
As a result of discontinued operations, the amounts presented may not equal the amounts previously reported in the most recent Form 10-Qs or prior 10-K for each period. Below is a reconciliation to the amounts previously reported:

	Quarter Ended
	March 31,	June 30,	September 30,
	2013	2013	2013
Rental and other revenues, as reported	$137,030	$138,515	$147,294
Discontinued operations	(6,653)	(5,897)	(2,467)
Rental and other revenues, as adjusted	$130,377	$132,618	$144,827
Income from continuing operations, as reported	$13,135	$16,232	$17,026
Discontinued operations	(1,835)	(745)	(418)
Income from continuing operations, as adjusted	$11,300	$15,487	$16,608
Income from discontinued operations, as reported	$625	$13,347	$39,042
Additional discontinued operations from properties sold subsequent to the respective reporting period	1,835	745	418
Income from discontinued operations, as adjusted	$2,460	$14,092	$39,460

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2012	2012	2012	2012
Rental and other revenues, as reported	$124,894	$126,728	$123,418	$133,982
Discontinued operations	(7,043)	(6,305)	(2,962)	(7,666)
Rental and other revenues, as adjusted	$117,851	$120,423	$120,456	$126,316
Income from continuing operations, as reported	$11,316	$10,963	$10,456	$15,609
Discontinued operations	(2,601)	(2,207)	(839)	(2,384)
Income from continuing operations, as adjusted	$8,715	$8,756	$9,617	$13,225
Income from discontinued operations, as reported	$7,016	$3,535	$25,340	$—
Additional discontinued operations from properties sold subsequent to the respective reporting period	2,601	2,207	839	2,384
Income from discontinued operations, as adjusted	$9,617	$5,742	$26,179	$2,384

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

20.	Quarterly Financial Data (Unaudited)

The following tables set forth quarterly financial information of the Operating Partnership and have been adjusted to reflect discontinued operations:

	Year Ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Rental and other revenues (1)	$130,377	$132,618	$144,827	$148,988	$556,810

Income from continuing operations (1)	11,247	15,490	16,607	19,328	62,672
Income from discontinued operations (1)	2,460	14,092	39,460	12,362	68,374
Net income	13,707	29,582	56,067	31,690	131,046
Net (income) attributable to noncontrolling interests in consolidated affiliates	(203)	(187)	(203)	(356)	(949)
Distributions on Preferred Units	(627)	(627)	(627)	(627)	(2,508)
Net income available for common unitholders	$12,877	$28,768	$55,237	$30,707	$127,589
Earnings per Common Unit-basic:
Income from continuing operations available for common unitholders	$0.12	$0.17	$0.17	$0.20	$0.67
Income from discontinued operations available for common unitholders	0.03	0.16	0.44	0.13	0.77
Net income available for common unitholders	$0.15	$0.33	$0.61	$0.33	$1.44
Earnings per Common Unit-diluted:
Income from continuing operations available for common unitholders	$0.12	$0.17	$0.17	$0.20	$0.67
Income from discontinued operations available for common unitholders	0.03	0.16	0.44	0.13	0.77
Net income available for common unitholders	$0.15	$0.33	$0.61	$0.33	$1.44

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

20.	Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Rental and other revenues (1)	$117,851	$120,423	$120,456	$126,316	$485,046

Income from continuing operations (1)	8,717	8,759	9,621	13,276	40,373
Income from discontinued operations (1)	9,617	5,742	26,179	2,384	43,922
Net income	18,334	14,501	35,800	15,660	84,295
Net (income) attributable to noncontrolling interests in consolidated affiliates	(184)	(223)	(159)	(220)	(786)
Distributions on Preferred Units	(627)	(627)	(627)	(627)	(2,508)
Net income available for common unitholders	$17,523	$13,651	$35,014	$14,813	$81,001
Earnings per Common Unit-basic:
Income from continuing operations available for common unitholders	$0.10	$0.11	$0.11	$0.15	$0.47
Income from discontinued operations available for common unitholders	0.13	0.07	0.33	0.03	0.55
Net income available for common unitholders	$0.23	$0.18	$0.44	$0.18	$1.02
Earnings per Common Unit-diluted:
Income from continuing operations available for common unitholders	$0.10	$0.10	$0.11	$0.15	$0.47
Income from discontinued operations available for common unitholders	0.13	0.07	0.33	0.03	0.55
Net income available for common unitholders	$0.23	$0.17	$0.44	$0.18	$1.02
__________

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

20.	Quarterly Financial Data (Unaudited) – Continued

(1)
As a result of discontinued operations, the amounts presented may not equal the amounts previously reported in the most recent Form 10-Qs or prior 10-K for each period. Below is a reconciliation to the amounts previously reported:

	Quarter Ended
	March 31,	June 30,	September 30,
	2013	2013	2013
Rental and other revenues, as reported	$137,030	$138,515	$147,294
Discontinued operations	(6,653)	(5,897)	(2,467)
Rental and other revenues, as adjusted	$130,377	$132,618	$144,827
Income from continuing operations, as reported	$13,082	$16,235	$17,025
Discontinued operations	(1,835)	(745)	(418)
Income from continuing operations, as adjusted	$11,247	$15,490	$16,607
Income from discontinued operations, as reported	$625	$13,347	$39,042
Additional discontinued operations from properties sold subsequent to the respective reporting period	1,835	745	418
Income from discontinued operations, as adjusted	$2,460	$14,092	$39,460

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2012	2012	2012	2012
Rental and other revenues, as reported	$124,894	$126,728	$123,418	$133,982
Discontinued operations	(7,043)	(6,305)	(2,962)	(7,666)
Rental and other revenues, as adjusted	$117,851	$120,423	$120,456	$126,316
Income from continuing operations, as reported	$11,318	$10,966	$10,460	$15,660
Discontinued operations	(2,601)	(2,207)	(839)	(2,384)
Income from continuing operations, as adjusted	$8,717	$8,759	$9,621	$13,276
Income from discontinued operations, as reported	$7,016	$3,535	$25,340	$—
Additional discontinued operations from properties sold subsequent to the respective reporting period	2,601	2,207	839	2,384
Income from discontinued operations, as adjusted	$9,617	$5,742	$26,179	$2,384

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

21.	Subsequent Events

During 2010, we sold seven office properties in Winston Salem, NC for gross proceeds of $12.9 million. In connection with this disposition, we received cash of $4.5 million and provided seller financing of $8.4 million (recorded at fair value of $8.4 million in mortgages and notes receivable) and committed to lend up to an additional $1.7 million for tenant improvements and lease commissions, of which $0.8 million was funded as of December 31, 2013. We accounted for this disposition using the installment method, whereby the $0.4 million gain on disposition of property was deferred until the seller financing is repaid. On January 8, 2014, the $9.2 million outstanding amount was fully repaid. Accordingly, the related $0.4 million gain will be recorded in the first quarter of 2014.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE II
(in thousands)

The following table sets forth the activity of allowance for doubtful accounts:

	Balance at December 31, 2012	Additions	Deductions	Balance at December 31, 2013
Allowance for Doubtful Accounts - Straight-Line Rent	$813	$545	$(295)	$1,063
Allowance for Doubtful Accounts - Accounts Receivable	2,848	851	(2,051)	1,648
Allowance for Doubtful Accounts - Notes Receivable	182	120	—	302
Totals	$3,843	$1,516	$(2,346)	$3,013

	Balance at December 31, 2011	Additions	Deductions	Balance at December 31, 2012
Allowance for Doubtful Accounts - Straight-Line Rent	$1,294	$1,382	$(1,863)	$813
Allowance for Doubtful Accounts - Accounts Receivable	3,548	767	(1,467)	2,848
Allowance for Doubtful Accounts - Notes Receivable	61	186	(65)	182
Totals	$4,903	$2,335	$(3,395)	$3,843

	Balance at December 31, 2010	Additions	Deductions	Balance at December 31, 2011
Allowance for Doubtful Accounts - Straight-Line Rent	$2,209	$710	$(1,625)	$1,294
Allowance for Doubtful Accounts - Accounts Receivable	3,595	1,616	(1,663)	3,548
Allowance for Doubtful Accounts - Notes Receivable	868	196	(1,003)	61
Totals	$6,672	$2,522	$(4,291)	$4,903

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTE TO SCHEDULE III
(in thousands)

The following table sets forth the activity of real estate assets and accumulated depreciation:

	December 31,
	2013	2012	2011
Real estate assets:
Beginning balance	$3,547,696	$3,221,991	$3,368,362
Additions:
Acquisitions, development and improvements	735,183	366,556	278,046
Cost of real estate sold and retired	(30,034)	(40,851)	(424,417)
Ending balance (a)	$4,252,845	$3,547,696	$3,221,991
Accumulated depreciation:
Beginning balance	$876,446	$799,094	$834,465
Depreciation expense	138,163	118,223	106,785
Real estate sold and retired	(29,365)	(40,871)	(142,156)
Ending balance (b)	$985,244	$876,446	$799,094

(a)	Reconciliation of total real estate assets to balance sheet caption:

	2013	2012	2011
Total per Schedule III	$4,252,845	$3,547,696	$3,221,991
Development in progress exclusive of land included in Schedule III	44,621	21,198	—
Real estate assets, net, held for sale	—	—	397,858
Total real estate assets	$4,297,466	$3,568,894	$3,619,849

(b)	Reconciliation of total accumulated depreciation to balance sheet caption:

	2013	2012	2011
Total per Schedule III	$985,244	$876,446	$799,094
Real estate assets, net, held for sale	—	—	103,375
Total accumulated depreciation	$985,244	$876,446	$902,469

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

December 31, 2013

				Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Segment Type	City	2013 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
Atlanta, GA
1700 Century Circle	Office	Atlanta		$—	$2,482	$2	$270	$2	$2,752	$2,754	$677	1983	5-40 yrs.
1800 Century Boulevard	Office	Atlanta		1,444	29,081	—	13,624	1,444	42,705	44,149	19,543	1975	5-40 yrs.
1825 Century Parkway	Office	Atlanta		864	—	303	14,403	1,167	14,403	15,570	4,136	2002	5-40 yrs.
1875 Century Boulevard	Office	Atlanta		—	8,924	—	2,421	—	11,345	11,345	5,480	1976	5-40 yrs.
1900 Century Boulevard	Office	Atlanta		—	4,744	—	702	—	5,446	5,446	2,462	1971	5-40 yrs.
2200 Century Parkway	Office	Atlanta		—	14,432	—	3,943	—	18,375	18,375	7,843	1971	5-40 yrs.
2400 Century Parkway	Office	Atlanta		—	—	406	12,660	406	12,660	13,066	4,814	1998	5-40 yrs.
2500 Century Parkway	Office	Atlanta		—	—	328	14,342	328	14,342	14,670	4,461	2005	5-40 yrs.
2500/2635 Parking Garage	Office	Atlanta		—	—	—	6,317	—	6,317	6,317	1,269	2005	5-40 yrs.
2600 Century Parkway	Office	Atlanta		—	10,679	—	4,072	—	14,751	14,751	6,858	1973	5-40 yrs.
2635 Century Parkway	Office	Atlanta		—	21,643	—	4,701	—	26,344	26,344	11,141	1980	5-40 yrs.
2800 Century Parkway	Office	Atlanta		—	20,449	—	10,429	—	30,878	30,878	10,034	1983	5-40 yrs.
50 Glenlake	Office	Atlanta		2,500	20,006	—	3,005	2,500	23,011	25,511	8,893	1997	5-40 yrs.
Bluegrass Valley - Land	Industrial	Atlanta		19,711	—	(17,295)	—	2,416	—	2,416	—	N/A	N/A
Century Plaza I	Office	Atlanta		1,290	8,567	—	3,303	1,290	11,870	13,160	4,535	1981	5-40 yrs.
Century Plaza II	Office	Atlanta		1,380	7,733	—	2,436	1,380	10,169	11,549	3,613	1984	5-40 yrs.
Federal Aviation Administration	Office	Atlanta		1,196	—	1,416	15,148	2,612	15,148	17,760	2,828	2009	5-40 yrs.
Henry County - Land	Industrial	Atlanta		3,010	—	13	—	3,023	—	3,023	—	N/A	N/A
Highwoods Ctr I at Tradeport	Office	Atlanta		307	—	139	2,033	446	2,033	2,479	743	1999	5-40 yrs.
Highwoods Ctr III at Tradeport	Office	Atlanta		409	—	130	3,775	539	3,775	4,314	784	2001	5-40 yrs.
Highwoods River Point IV	Industrial	Atlanta		1,037	—	858	8,827	1,895	8,827	10,722	1,649	2009	5-40 yrs.
5405 Windward Parkway	Office	Atlanta		3,342	32,111	—	2,435	3,342	34,546	37,888	12,745	1998	5-40 yrs.
Riverpoint - Land	Industrial	Atlanta		7,250	—	4,525	2,713	11,775	2,713	14,488	280	N/A	5-40 yrs.
Riverwood 100	Office	Atlanta		5,785	64,913	—	8,186	5,785	73,099	78,884	5,410	1989	5-40 yrs.
South Park Residential - Land	Other	Atlanta		50	—	7	—	57	—	57	—	N/A	N/A
South Park Site - Land	Industrial	Atlanta		1,204	—	754	—	1,958	—	1,958	—	N/A	N/A

HIGHWOODS PROPERTIES, INC. HIGHWOODS REALTY LIMITED PARTNERSHIP SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

				Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Segment Type	City	2013 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
Tradeport - Land	Industrial	Atlanta		5,243	—	(1,095)	—	4,148	—	4,148	—	N/A	N/A
Two Point Royal	Office	Atlanta		1,793	14,964	—	2,747	1,793	17,711	19,504	7,037	1997	5-40 yrs.
Two Alliance Center	Office	Atlanta		9,579	125,549	—	2,764	9,579	128,313	137,892	6,531	2009	5-40 yrs.
One Alliance Center	Office	Atlanta		14,775	123,071	—	1,623	14,775	124,694	139,469	2,473	2001	5-40 yrs.
10 Glenlake North	Office	Atlanta	(1)	5,349	26,334	—	44	5,349	26,378	31,727	584	2000	5-40 yrs.
10 Glenlake South	Office	Atlanta	(1)	5,103	22,811	—	204	5,103	23,015	28,118	529	1999	5-40 yrs.
Greenville, SC
Jacobs Building	Office	Greenville		3,050	17,280	(23)	4,204	3,027	21,484	24,511	9,932	1990	5-40 yrs.
Kansas City, MO
Country Club Plaza	Retail	Kansas City		14,286	146,879	(198)	130,399	14,088	277,278	291,366	109,344	1920-2002	5-40 yrs.
Land - Hotel Land - Valencia	Office	Kansas City		978	—	111	—	1,089	—	1,089	—	N/A	N/A
Park Plaza Building	Office	Kansas City		1,384	6,410	—	2,810	1,384	9,220	10,604	3,078	1983	5-40 yrs.
Two Emanuel Cleaver Boulevard	Office	Kansas City		984	4,402	—	2,135	984	6,537	7,521	2,314	1983	5-40 yrs.
Valencia Place Office	Office	Kansas City		1,576	—	970	38,105	2,546	38,105	40,651	14,757	1999	5-40 yrs.
Memphis, TN
3400 Players Club Parkway	Office	Memphis		1,005	—	207	5,183	1,212	5,183	6,395	1,938	1997	5-40 yrs.
Triad Centre I	Office	Memphis		2,340	11,385	(849)	4,231	1,491	15,616	17,107	5,019	1985	5-40 yrs.
Triad Centre II	Office	Memphis		1,980	8,677	(404)	4,080	1,576	12,757	14,333	4,306	1987	5-40 yrs.
Atrium I & II	Office	Memphis		1,570	6,253	—	2,875	1,570	9,128	10,698	3,720	1984	5-40 yrs.
Centrum	Office	Memphis		1,013	5,580	—	2,649	1,013	8,229	9,242	3,560	1979	5-40 yrs.
Comcast	Office	Memphis		946	—	—	8,620	946	8,620	9,566	2,215	2008	5-40 yrs.
International Place Phase II	Office	Memphis		4,884	27,782	—	5,125	4,884	32,907	37,791	13,961	1988	5-40 yrs.
PennMarc Centre	Office	Memphis	6,655	3,607	10,240	—	2,451	3,607	12,691	16,298	2,219	2008	5-40 yrs.
Shadow Creek I	Office	Memphis		924	—	466	6,813	1,390	6,813	8,203	2,307	2000	5-40 yrs.
Shadow Creek II	Office	Memphis		734	—	467	7,343	1,201	7,343	8,544	2,328	2001	5-40 yrs.
Southwind Office Center A	Office	Memphis		1,004	5,694	282	1,148	1,286	6,842	8,128	2,964	1991	5-40 yrs.
Southwind Office Center B	Office	Memphis		1,366	7,754	—	1,142	1,366	8,896	10,262	3,850	1990	5-40 yrs.
Southwind Office Center C	Office	Memphis		1,070	—	221	5,083	1,291	5,083	6,374	1,976	1998	5-40 yrs.

HIGHWOODS PROPERTIES, INC. HIGHWOODS REALTY LIMITED PARTNERSHIP SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

				Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Segment Type	City	2013 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
Southwind Office Center D	Office	Memphis		744	—	193	5,531	937	5,531	6,468	1,880	1999	5-40 yrs.
Colonnade	Office	Memphis		1,300	6,481	267	915	1,567	7,396	8,963	2,652	1998	5-40 yrs.
ThyssenKrupp Elevator Mfg Headquarters	Office	Memphis		1,040	—	25	8,342	1,065	8,342	9,407	2,565	2007	5-40 yrs.
Crescent Center	Office	Memphis	39,609	7,875	32,756	(547)	6,620	7,328	39,376	46,704	4,166	1986	5-40 yrs.
Southwind - Land	Office	Memphis		3,662	—	(1,477)	—	2,185	—	2,185	—	N/A	N/A
Triad Centre III	Office	Memphis		1,253	—	—	35,858	1,253	35,858	37,111	4,310	2009	5-40 yrs.
Nashville, TN
3322 West End	Office	Nashville		3,025	27,490	—	3,746	3,025	31,236	34,261	11,107	1986	5-40 yrs.
3401 West End	Office	Nashville		5,862	22,917	—	5,756	5,862	28,673	34,535	13,816	1982	5-40 yrs.
5310 Maryland Way	Office	Nashville		1,863	7,201	—	243	1,863	7,444	9,307	3,361	1994	5-40 yrs.
Cool Springs 1 & 2 Deck	Office	Nashville	(2)	—	—	—	3,957	—	3,957	3,957	610	2007	5-40 yrs.
Cool Springs 3 & 4 Deck	Office	Nashville		—	—	—	4,418	—	4,418	4,418	746	2007	5-40 yrs.
Cool Springs I	Office	Nashville	(2)	1,583	—	15	12,585	1,598	12,585	14,183	4,562	1999	5-40 yrs.
Cool Springs II	Office	Nashville	(2)	1,824	—	346	17,395	2,170	17,395	19,565	5,209	1999	5-40 yrs.
Cool Springs III	Office	Nashville	(2)	1,631	—	804	16,467	2,435	16,467	18,902	4,285	2006	5-40 yrs.
Cool Springs IV	Office	Nashville		1,715	—	—	21,573	1,715	21,573	23,288	4,523	2008	5-40 yrs.
Cool Springs V – Healthways	Office	Nashville		3,688	—	295	52,695	3,983	52,695	56,678	10,364	2007	5-40 yrs.
Harpeth On The Green II	Office	Nashville		1,419	5,677	—	1,632	1,419	7,309	8,728	3,179	1984	5-40 yrs.
Harpeth On The Green III	Office	Nashville		1,660	6,649	—	1,953	1,660	8,602	10,262	3,887	1987	5-40 yrs.
Harpeth On The Green IV	Office	Nashville		1,713	6,842	—	1,590	1,713	8,432	10,145	3,657	1989	5-40 yrs.
Harpeth On The Green V	Office	Nashville		662	—	197	4,099	859	4,099	4,958	1,585	1998	5-40 yrs.
Hickory Trace	Office	Nashville		1,164	—	164	4,755	1,328	4,755	6,083	1,544	2001	5-40 yrs.
Highwoods Plaza I	Office	Nashville		1,552	—	307	8,692	1,859	8,692	10,551	3,623	1996	5-40 yrs.
Highwoods Plaza II	Office	Nashville		1,448	—	307	5,954	1,755	5,954	7,709	2,321	1997	5-40 yrs.
Seven Springs - Land I	Office	Nashville		3,122	—	(765)	—	2,357	—	2,357	—	N/A	N/A
Seven Springs - Land II	Office	Nashville		3,715	—	(1,025)	—	2,690	—	2,690	—	N/A	N/A
Seven Springs I	Office	Nashville		2,076	—	592	11,594	2,668	11,594	14,262	3,325	2002	5-40 yrs.
SouthPointe	Office	Nashville		1,655	—	310	7,099	1,965	7,099	9,064	2,726	1998	5-40 yrs.
The Ramparts of Brentwood	Office	Nashville		2,394	12,806	—	2,135	2,394	14,941	17,335	5,432	1986	5-40 yrs.
Westwood South	Office	Nashville		2,106	—	382	9,000	2,488	9,000	11,488	3,266	1999	5-40 yrs.
100 Winners Circle	Office	Nashville		1,497	7,258	—	1,664	1,497	8,922	10,419	3,476	1987	5-40 yrs.

HIGHWOODS PROPERTIES, INC. HIGHWOODS REALTY LIMITED PARTNERSHIP SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

				Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Segment Type	City	2013 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
Nashville - Land	Office	Nashville		15,000	—	—	—	15,000	—	15,000	—	N/A	N/A
The Pinnacle at Symphony Place	Office	Nashville		—	141,469	—	698	—	142,167	142,167	1,662	2010	5-40 yrs.
Seven Springs East	Office	Nashville		—	—	2,525	37,374	2,525	37,374	39,899	131	2013	5-40 yrs.
The Shops at Seven Springs	Office	Nashville		—	—	803	6,759	803	6,759	7,562	14	2013	5-40 yrs.
Orlando, FL
Berkshire at MetroCenter	Office	Orlando		1,265	—	672	12,806	1,937	12,806	14,743	3,587	2007	5-40 yrs.
Capital Plaza III - Land	Office	Orlando		2,994	—	18	—	3,012	—	3,012	—	N/A	N/A
Eola Park - Land	Office	Orlando		2,027	—	—	—	2,027	—	2,027	—	N/A	N/A
Oxford - Land	Office	Orlando		1,100	—	51	—	1,151	—	1,151	—	N/A	N/A
Stratford - Land	Office	Orlando		2,034	—	(148)	—	1,886	—	1,886	—	N/A	N/A
Windsor at MetroCenter	Office	Orlando		—	—	2,060	8,015	2,060	8,015	10,075	1,973	2002	5-40 yrs.
The 1800 Eller Drive Building	Office	South Florida		—	9,851	—	2,861	—	12,712	12,712	6,056	1983	5-40 yrs.
Seaside Plaza	Office	Orlando	(3)	3,893	29,541	—	133	3,893	29,674	33,567	715	1982	5-40 yrs.
Capital Plaza Two	Office	Orlando	(3)	4,346	43,394	—	(7)	4,346	43,387	47,733	872	1999	5-40 yrs.
Capital Plaza One	Office	Orlando	(3)	3,482	27,321	—	175	3,482	27,496	30,978	675	1975	5-40 yrs.
Landmark Center Two	Office	Orlando	(3)	4,743	22,031	—	43	4,743	22,074	26,817	467	1985	5-40 yrs.
Landmark Center One	Office	Orlando	(3)	6,207	22,655	—	17	6,207	22,672	28,879	539	1983	5-40 yrs.
Piedmont Triad, NC
101 South Stratford Road	Office	Piedmont Triad		1,205	6,916	—	1,524	1,205	8,440	9,645	3,375	1986	5-40 yrs.
6348 Burnt Poplar	Industrial	Piedmont Triad		724	2,900	—	254	724	3,154	3,878	1,457	1990	5-40 yrs.
6350 Burnt Poplar	Industrial	Piedmont Triad		341	1,374	—	313	341	1,687	2,028	716	1992	5-40 yrs.
7341 West Friendly Avenue	Industrial	Piedmont Triad		113	841	—	408	113	1,249	1,362	575	1988	5-40 yrs.
7343 West Friendly Avenue	Industrial	Piedmont Triad		72	555	—	236	72	791	863	326	1988	5-40 yrs.
7345 West Friendly Avenue	Industrial	Piedmont Triad		66	492	—	200	66	692	758	320	1988	5-40 yrs.
7347 West Friendly Avenue	Industrial	Piedmont Triad		97	719	—	249	97	968	1,065	426	1988	5-40 yrs.
7349 West Friendly Avenue	Industrial	Piedmont Triad		53	393	—	188	53	581	634	228	1988	5-40 yrs.

HIGHWOODS PROPERTIES, INC. HIGHWOODS REALTY LIMITED PARTNERSHIP SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

				Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Segment Type	City	2013 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
7351 West Friendly Avenue	Industrial	Piedmont Triad		106	788	—	161	106	949	1,055	415	1988	5-40 yrs.
7353 West Friendly Avenue	Industrial	Piedmont Triad		123	912	—	150	123	1,062	1,185	456	1988	5-40 yrs.
7355 West Friendly Avenue	Industrial	Piedmont Triad		72	538	—	152	72	690	762	300	1988	5-40 yrs.
420 Gallimore Dairy Road	Office	Piedmont Triad		379	1,516	—	448	379	1,964	2,343	870	1990	5-40 yrs.
418 Gallimore Dairy Road	Office	Piedmont Triad		462	1,849	—	433	462	2,282	2,744	1,024	1986	5-40 yrs.
416 Gallimore Dairy Road	Office	Piedmont Triad		322	1,293	—	480	322	1,773	2,095	842	1986	5-40 yrs.
7031 Albert Pick Road	Office	Piedmont Triad		510	2,921	—	1,980	510	4,901	5,411	2,252	1986	5-40 yrs.
7029 Albert Pick Road	Office	Piedmont Triad		739	3,237	—	1,293	739	4,530	5,269	2,093	1988	5-40 yrs.
7025 Albert Pick Road	Office	Piedmont Triad		2,393	9,576	—	4,532	2,393	14,108	16,501	5,845	1990	5-40 yrs.
7027 Albert Pick Road	Office	Piedmont Triad		850	—	699	3,907	1,549	3,907	5,456	1,614	1997	5-40 yrs.
7009 Albert Pick Road	Industrial	Piedmont Triad		224	1,068	—	178	224	1,246	1,470	531	1990	5-40 yrs.
426 Gallimore Dairy Road	Office	Piedmont Triad		465	—	380	1,025	845	1,025	1,870	458	1996	5-40 yrs.
422 Gallimore Dairy Road	Industrial	Piedmont Triad		145	1,081	—	331	145	1,412	1,557	626	1990	5-40 yrs.
406 Gallimore Dairy Road	Office	Piedmont Triad		265	—	270	985	535	985	1,520	441	1996	5-40 yrs.
7021 Albert Pick Road	Industrial	Piedmont Triad		237	1,103	—	319	237	1,422	1,659	612	1985	5-40 yrs.
7019 Albert Pick Road	Industrial	Piedmont Triad		192	946	—	227	192	1,173	1,365	550	1985	5-40 yrs.
7015 Albert Pick Road	Industrial	Piedmont Triad		305	1,219	—	313	305	1,532	1,837	688	1985	5-40 yrs.
7017 Albert Pick Road	Industrial	Piedmont Triad		225	928	—	259	225	1,187	1,412	510	1985	5-40 yrs.
7011 Albert Pick Road	Industrial	Piedmont Triad		171	777	—	229	171	1,006	1,177	475	1990	5-40 yrs.

HIGHWOODS PROPERTIES, INC. HIGHWOODS REALTY LIMITED PARTNERSHIP SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

				Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Segment Type	City	2013 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
424 Gallimore Dairy Road	Office	Piedmont Triad		271	—	239	821	510	821	1,331	305	1997	5-40 yrs.
410 Gallimore Dairy Road	Industrial	Piedmont Triad		356	1,613	—	179	356	1,792	2,148	873	1985	5-40 yrs.
412 Gallimore Dairy Road	Industrial	Piedmont Triad		374	1,523	—	387	374	1,910	2,284	856	1985	5-40 yrs.
408 Gallimore Dairy Road	Industrial	Piedmont Triad		341	1,486	—	625	341	2,111	2,452	1,087	1986	5-40 yrs.
414 Gallimore Dairy Road	Industrial	Piedmont Triad		659	2,676	—	654	659	3,330	3,989	1,569	1988	5-40 yrs.
237 Burgess Road	Industrial	Piedmont Triad		860	2,919	—	679	860	3,598	4,458	1,694	1986	5-40 yrs.
235 Burgess Road	Industrial	Piedmont Triad		1,302	4,392	—	1,052	1,302	5,444	6,746	2,663	1987	5-40 yrs.
241 Burgess Road	Industrial	Piedmont Triad		450	1,517	—	996	450	2,513	2,963	1,127	1988	5-40 yrs.
243 Burgess Road	Industrial	Piedmont Triad		452	1,514	—	153	452	1,667	2,119	818	1988	5-40 yrs.
496 Gallimore Dairy Road	Industrial	Piedmont Triad		546	—	—	2,822	546	2,822	3,368	1,264	1998	5-40 yrs.
494 Gallimore Dairy Road	Industrial	Piedmont Triad		749	—	—	2,509	749	2,509	3,258	918	1999	5-40 yrs.
486 Gallimore Dairy Road	Industrial	Piedmont Triad		603	—	—	2,273	603	2,273	2,876	787	1999	5-40 yrs.
488 Gallimore Dairy Road	Industrial	Piedmont Triad		499	—	—	2,177	499	2,177	2,676	767	1999	5-40 yrs.
490 Gallimore Dairy Road	Industrial	Piedmont Triad		1,733	—	—	5,910	1,733	5,910	7,643	2,937	1999	5-40 yrs.
7825 National Service Road	Office	Piedmont Triad		944	3,831	—	1,048	944	4,879	5,823	2,454	1984	5-40 yrs.
7823 National Service Road	Office	Piedmont Triad		887	3,550	—	516	887	4,066	4,953	1,935	1985	5-40 yrs.
7819 National Service Road	Office	Piedmont Triad		227	907	—	446	227	1,353	1,580	699	1985	5-40 yrs.
7817 National Service Road	Office	Piedmont Triad		243	971	—	641	243	1,612	1,855	728	1985	5-40 yrs.
7815 National Service Road	Office	Piedmont Triad		327	1,309	—	842	327	2,151	2,478	1,091	1985	5-40 yrs.

HIGHWOODS PROPERTIES, INC. HIGHWOODS REALTY LIMITED PARTNERSHIP SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

				Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Segment Type	City	2013 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
Brigham Road - Land	Industrial	Piedmont Triad		7,059	—	(3,720)	—	3,339	—	3,339	—	N/A	N/A
7800 Thorndike Road	Office	Piedmont Triad		1,041	5,892	—	1,447	1,041	7,339	8,380	3,038	1989	5-40 yrs.
651 Brigham Road	Industrial	Piedmont Triad		453	—	360	3,021	813	3,021	3,834	1,002	2002	5-40 yrs.
657 Brigham Road	Industrial	Piedmont Triad		2,733	—	881	11,097	3,614	11,097	14,711	2,286	2006	5-40 yrs.
653 Brigham Road	Industrial	Piedmont Triad		814	—	—	3,587	814	3,587	4,401	543	2007	5-40 yrs.
1501 Highwoods Boulevard	Office	Piedmont Triad		1,476	—	—	7,867	1,476	7,867	9,343	2,387	2001	5-40 yrs.
Jefferson Pilot - Land	Office	Piedmont Triad		11,759	—	(4,311)	—	7,448	—	7,448	—	N/A	N/A
4200 Tudor Lane	Industrial	Piedmont Triad		515	—	383	2,380	898	2,380	3,278	1,081	1996	5-40 yrs.
4224 Tudor Lane	Industrial	Piedmont Triad		435	—	288	1,838	723	1,838	2,561	780	1996	5-40 yrs.
7023 Albert Pick Road	Office	Piedmont Triad		834	3,459	—	739	834	4,198	5,032	1,839	1989	5-40 yrs.
380 Knollwood Street - Retail	Office	Piedmont Triad		—	1	—	275	—	276	276	142	1995	5-40 yrs.
370 Knollwood Street	Office	Piedmont Triad		1,826	7,495	—	3,350	1,826	10,845	12,671	4,171	1994	5-40 yrs.
380 Knollwood Street	Office	Piedmont Triad		2,989	12,028	—	2,996	2,989	15,024	18,013	7,161	1990	5-40 yrs.
799 Hanes Mall Boulevard	Office	Piedmont Triad		1,450	11,375	—	1,005	1,450	12,380	13,830	5,338	1970-1987	5-40 yrs.
3901 Westpoint Boulevard	Office	Piedmont Triad		347	1,389	—	97	347	1,486	1,833	694	1990	5-40 yrs.
Church St Medical Center I	Office	Piedmont Triad		2,376	5,451	—	30	2,376	5,481	7,857	375	2007	5-40 yrs.
Church St Medical Center II	Office	Piedmont Triad		925	4,551	—	104	925	4,655	5,580	275	2008	5-40 yrs.
Church St Medical Center III	Office	Piedmont Triad	7,417	2,734	9,129	—	232	2,734	9,361	12,095	454	2003	5-40 yrs.
628 Green Valley Road	Office	Piedmont Triad		2,906	12,141	—	751	2,906	12,892	15,798	476	1998	5-40 yrs.

HIGHWOODS PROPERTIES, INC. HIGHWOODS REALTY LIMITED PARTNERSHIP SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

				Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Segment Type	City	2013 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
701 Green Valley Road	Office	Piedmont Triad		3,787	7,719	—	739	3,787	8,458	12,245	361	1996	5-40 yrs.
Pittsburgh, PA
One PPG Place	Office	Pittsburgh	(4)	9,819	107,643	—	26,387	9,819	134,030	143,849	9,516	1983-1985	5-40 yrs.
Two PPG Place-Office	Office	Pittsburgh	(4)	2,302	10,863	—	859	2,302	11,722	14,024	935	1983-1985	5-40 yrs.
Two PPG Place-Retail	Office	Pittsburgh	(4)	—	115	—	256	—	371	371	42	1983-1985	5-40 yrs.
Three PPG Place	Office	Pittsburgh	(4)	501	2,923	—	2,182	501	5,105	5,606	310	1983-1985	5-40 yrs.
Four PPG Place	Office	Pittsburgh	(4)	620	3,239	—	741	620	3,980	4,600	327	1983-1985	5-40 yrs.
Five PPG Place	Office	Pittsburgh	(4)	803	4,924	—	1,168	803	6,092	6,895	587	1983-1985	5-40 yrs.
Six PPG Place	Office	Pittsburgh	(4)	3,353	25,602	—	4,259	3,353	29,861	33,214	3,182	1983-1985	5-40 yrs.
EQT Plaza	Office	Pittsburgh		—	83,812	—	4,566	—	88,378	88,378	3,798	1987	5-40 yrs.
Raleigh, NC
3600 Glenwood Avenue	Office	Raleigh		—	10,994	—	4,725	—	15,719	15,719	6,199	1986	5-40 yrs.
3737 Glenwood Avenue	Office	Raleigh		—	—	318	15,564	318	15,564	15,882	5,435	1999	5-40 yrs.
4101 Research Commons	Office	Raleigh		1,348	8,346	220	(737)	1,568	7,609	9,177	2,271	1999	5-40 yrs.
4201 Research Commons	Office	Raleigh		1,204	11,858	—	(1,333)	1,204	10,525	11,729	4,412	1991	5-40 yrs.
4301 Research Commons	Office	Raleigh		900	8,237	—	589	900	8,826	9,726	4,107	1989	5-40 yrs.
4401 Research Commons	Office	Raleigh		1,249	9,387	—	3,331	1,249	12,718	13,967	5,386	1987	5-40 yrs.
4501 Research Commons	Office	Raleigh		785	5,856	—	1,111	785	6,967	7,752	3,395	1985	5-40 yrs.
4800 North Park	Office	Raleigh		2,678	17,630	—	7,833	2,678	25,463	28,141	12,353	1985	5-40 yrs.
4900 North Park	Office	Raleigh		770	1,983	—	1,188	770	3,171	3,941	1,394	1984	5-40 yrs.
5000 North Park	Office	Raleigh		1,010	4,612	(49)	2,906	961	7,518	8,479	3,820	1980	5-40 yrs.
801 Raleigh Corporate Center	Office	Raleigh	(2)	828	—	272	10,008	1,100	10,008	11,108	2,897	2002	5-40 yrs.
Blue Ridge I	Office	Raleigh		722	4,606	—	1,241	722	5,847	6,569	2,864	1982	5-40 yrs.
Blue Ridge II	Office	Raleigh		462	1,410	—	494	462	1,904	2,366	1,171	1988	5-40 yrs.
Cape Fear	Office	Raleigh		131	1,630	(2)	663	129	2,293	2,422	2,177	1979	5-40 yrs.
Catawba	Office	Raleigh		125	1,635	(2)	2,390	123	4,025	4,148	3,214	1980	5-40 yrs.
CentreGreen One	Office	Raleigh		1,529	—	(378)	10,182	1,151	10,182	11,333	3,100	2000	5-40 yrs.
CentreGreen Two	Office	Raleigh		1,653	—	(389)	8,907	1,264	8,907	10,171	2,934	2001	5-40 yrs.
CentreGreen Three - Land	Office	Raleigh		1,876	—	(384)	—	1,492	—	1,492	—	N/A	N/A
CentreGreen Four	Office	Raleigh		1,779	—	(397)	8,757	1,382	8,757	10,139	2,282	2002	5-40 yrs.
CentreGreen Five	Office	Raleigh		1,280	—	69	12,673	1,349	12,673	14,022	2,975	2008	5-40 yrs.

HIGHWOODS PROPERTIES, INC. HIGHWOODS REALTY LIMITED PARTNERSHIP SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

				Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Segment Type	City	2013 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
Cottonwood	Office	Raleigh		609	3,244	—	434	609	3,678	4,287	1,838	1983	5-40 yrs.
Dogwood	Office	Raleigh		766	2,769	—	391	766	3,160	3,926	1,627	1983	5-40 yrs.
EPA	Office	Raleigh		2,597	—	—	1,670	2,597	1,670	4,267	1,070	2003	5-40 yrs.
GlenLake - Land	Office	Raleigh		13,003	—	(8,359)	114	4,644	114	4,758	36	N/A	5-40 yrs.
GlenLake One	Office	Raleigh		924	—	1,324	21,385	2,248	21,385	23,633	6,934	2002	5-40 yrs.
GlenLake Four	Office	Raleigh	(2)	1,659	—	493	22,009	2,152	22,009	24,161	5,582	2006	5-40 yrs.
GlenLake Six	Office	Raleigh		941	—	(365)	22,167	576	22,167	22,743	4,458	2008	5-40 yrs.
701 Raleigh Corporate Center	Office	Raleigh	(2)	1,304	—	540	14,066	1,844	14,066	15,910	6,245	1996	5-40 yrs.
Highwoods Centre	Office	Raleigh		531	—	(267)	8,078	264	8,078	8,342	3,180	1998	5-40 yrs.
Highwoods Office Center North - Land	Office	Raleigh		357	49	—	—	357	49	406	32	N/A	5-40 yrs.
Highwoods Tower One	Office	Raleigh		203	16,744	—	3,678	203	20,422	20,625	10,942	1991	5-40 yrs.
Highwoods Tower Two	Office	Raleigh		365	—	503	21,462	868	21,462	22,330	6,655	2001	5-40 yrs.
Inveresk Parcel 2 - Land	Office	Raleigh		657	—	197	—	854	—	854	—	N/A	N/A
Inveresk Parcel 3 - Land	Office	Raleigh		548	—	306	—	854	—	854	—	N/A	N/A
Lake Boone Medical Center	Office	Raleigh		1,450	6,311	—	232	1,450	6,543	7,993	799	1998	5-40 yrs.
4620 Creekstone Drive	Office	Raleigh		149	—	107	3,272	256	3,272	3,528	1,116	2001	5-40 yrs.
4825 Creekstone Drive	Office	Raleigh		398	—	293	9,956	691	9,956	10,647	3,538	1999	5-40 yrs.
Pamlico	Office	Raleigh		289	—	—	14,840	289	14,840	15,129	10,364	1980	5-40 yrs.
ParkWest One	Office	Raleigh		242	—	—	3,324	242	3,324	3,566	1,044	2001	5-40 yrs.
ParkWest Two	Office	Raleigh		356	—	—	4,106	356	4,106	4,462	1,767	2001	5-40 yrs.
ParkWest Three - Land - Weston	Office	Raleigh		306	—	—	—	306	—	306	—	N/A	N/A
Progress Center Renovation	Office	Raleigh		—	—	—	362	—	362	362	242	2003	5-40 yrs.
Raleigh Corp Center Lot D	Office	Raleigh		1,211	—	8	—	1,219	—	1,219	—	N/A	N/A
PNC Plaza	Office	Raleigh	45,103	1,206	—	—	71,625	1,206	71,625	72,831	12,284	2008	5-40 yrs.
Rexwoods Center I	Office	Raleigh		878	3,730	—	1,257	878	4,987	5,865	3,022	1990	5-40 yrs.
Rexwoods Center II	Office	Raleigh		362	1,818	—	1,041	362	2,859	3,221	1,060	1993	5-40 yrs.
Rexwoods Center III	Office	Raleigh		919	2,816	—	751	919	3,567	4,486	2,036	1992	5-40 yrs.
Rexwoods Center IV	Office	Raleigh		586	—	—	4,323	586	4,323	4,909	1,795	1995	5-40 yrs.
Rexwoods Center V	Office	Raleigh		1,301	—	184	5,881	1,485	5,881	7,366	2,165	1998	5-40 yrs.
Riverbirch	Office	Raleigh		469	4,038	23	7,236	492	11,274	11,766	1,039	1987	5-40 yrs.
Situs I	Office	Raleigh		692	4,646	178	(1,121)	870	3,525	4,395	1,447	1996	5-40 yrs.

HIGHWOODS PROPERTIES, INC. HIGHWOODS REALTY LIMITED PARTNERSHIP SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

				Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Segment Type	City	2013 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
Situs II	Office	Raleigh		718	6,254	181	(1,068)	899	5,186	6,085	2,025	1998	5-40 yrs.
Situs III	Office	Raleigh		440	4,078	119	(1,002)	559	3,076	3,635	1,136	2000	5-40 yrs.
Six Forks Center I	Office	Raleigh		666	2,665	—	1,453	666	4,118	4,784	1,889	1982	5-40 yrs.
Six Forks Center II	Office	Raleigh		1,086	4,533	—	1,961	1,086	6,494	7,580	2,968	1983	5-40 yrs.
Six Forks Center III	Office	Raleigh		862	4,411	—	2,222	862	6,633	7,495	3,248	1987	5-40 yrs.
Smoketree Tower	Office	Raleigh		2,353	11,743	—	4,523	2,353	16,266	18,619	7,499	1984	5-40 yrs.
4601 Creekstone Drive	Office	Raleigh		255	—	217	5,355	472	5,355	5,827	2,158	1997	5-40 yrs.
Weston - Land	Other	Raleigh		22,771	—	(11,041)	—	11,730	—	11,730	—	N/A	N/A
4625 Creekstone Drive	Office	Raleigh		458	—	268	5,145	726	5,145	5,871	2,350	1995	5-40 yrs.
11000 Weston Parkway	Office	Raleigh		2,651	18,850	—	226	2,651	19,076	21,727	1,342	1998	5-40 yrs.
Other Property	Other	Raleigh		24,976	9,495	(23,150)	5,692	1,826	15,187	17,013	7,775	N/A	N/A
Richmond, VA
4900 Cox Road	Office	Richmond		1,324	5,311	15	2,999	1,339	8,310	9,649	3,984	1991	5-40 yrs.
Colonnade Building	Office	Richmond		1,364	6,105	—	625	1,364	6,730	8,094	2,110	2003	5-40 yrs.
Dominion Place - Pitts Parcel - Land	Office	Richmond		1,101	—	(150)	—	951	—	951	—	N/A	N/A
Markel 4521	Office	Richmond		1,581	13,299	168	(1,723)	1,749	11,576	13,325	3,979	1999	5-40 yrs.
Grove Park I	Office	Richmond		713	—	319	5,130	1,032	5,130	6,162	1,995	1997	5-40 yrs.
Hamilton Beach/Proctor-Silex	Office	Richmond		1,086	4,345	10	2,028	1,096	6,373	7,469	3,323	1986	5-40 yrs.
Highwoods Commons	Office	Richmond		521	—	458	3,606	979	3,606	4,585	1,254	1999	5-40 yrs.
Highwoods One	Office	Richmond		1,688	—	22	11,256	1,710	11,256	12,966	4,686	1996	5-40 yrs.
Highwoods Two	Office	Richmond		786	—	226	6,127	1,012	6,127	7,139	2,527	1997	5-40 yrs.
Highwoods Five	Office	Richmond		783	—	11	5,479	794	5,479	6,273	2,171	1998	5-40 yrs.
Highwoods Plaza	Office	Richmond		909	—	187	5,911	1,096	5,911	7,007	2,024	2000	5-40 yrs.
Markel 4551	Office	Richmond		1,300	6,958	(144)	(414)	1,156	6,544	7,700	1,638	1987	5-40 yrs.
Innslake Center	Office	Richmond		845	—	195	6,245	1,040	6,245	7,285	1,731	2001	5-40 yrs.
Highwoods Centre	Office	Richmond		1,205	4,825	—	1,121	1,205	5,946	7,151	2,604	1990	5-40 yrs.
Markel 4501	Office	Richmond		1,300	13,259	213	(4,383)	1,513	8,876	10,389	2,277	1998	5-40 yrs.
Markel 4600	Office	Richmond		1,700	17,081	(217)	(5,389)	1,483	11,692	13,175	2,911	1989	5-40 yrs.
North Park	Office	Richmond		2,163	8,659	6	1,562	2,169	10,221	12,390	4,509	1989	5-40 yrs.
North Shore Commons I	Office	Richmond		951	—	17	11,450	968	11,450	12,418	3,660	2002	5-40 yrs.
North Shore Commons II	Office	Richmond		2,067	—	(89)	10,779	1,978	10,779	12,757	2,405	2007	5-40 yrs.

HIGHWOODS PROPERTIES, INC. HIGHWOODS REALTY LIMITED PARTNERSHIP SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

				Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Segment Type	City	2013 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
North Shore Commons C - Land	Office	Richmond		1,497	—	15	—	1,512	—	1,512	—	N/A	N/A
North Shore Commons D - Land	Office	Richmond		1,261	—	—	—	1,261	—	1,261	—	N/A	N/A
Nuckols Corner Land	Office	Richmond		1,259	—	203	—	1,462	—	1,462	—	N/A	N/A
One Shockoe Plaza	Office	Richmond		—	—	356	15,172	356	15,172	15,528	7,090	1996	5-40 yrs.
Pavilion Land	Office	Richmond		181	46	20	(46)	201	—	201	—	N/A	N/A
Lake Brook Commons	Office	Richmond		1,600	8,864	21	2,182	1,621	11,046	12,667	1,843	1996	5-40 yrs.
Sadler & Cox Land	Office	Richmond		1,535	—	343	—	1,878	—	1,878	—	N/A	N/A
4840 Cox Road	Office	Richmond		1,918	—	358	13,553	2,276	13,553	15,829	4,617	2005	5-40 yrs.
Stony Point F Land	Office	Richmond		1,841	—	—	—	1,841	—	1,841	—	N/A	N/A
Stony Point I	Office	Richmond		1,384	11,630	59	2,680	1,443	14,310	15,753	5,834	1990	5-40 yrs.
Stony Point II	Office	Richmond		1,240	—	—	11,739	1,240	11,739	12,979	4,201	1999	5-40 yrs.
Stony Point III	Office	Richmond		995	—	—	9,025	995	9,025	10,020	2,746	2002	5-40 yrs.
Stony Point IV	Office	Richmond		955	—	—	12,044	955	12,044	12,999	3,325	2006	5-40 yrs.
Technology Park I	Office	Richmond		541	2,166	11	364	552	2,530	3,082	1,136	1991	5-40 yrs.
Technology Park II	Office	Richmond		264	1,058	4	132	268	1,190	1,458	543	1991	5-40 yrs.
Vantage Place-A	Office	Richmond		203	811	5	166	208	977	1,185	472	1987	5-40 yrs.
Vantage Place-B	Office	Richmond		233	931	3	250	236	1,181	1,417	552	1988	5-40 yrs.
Vantage Place-C	Office	Richmond		235	940	5	282	240	1,222	1,462	599	1987	5-40 yrs.
Vantage Place-D	Office	Richmond		218	873	3	281	221	1,154	1,375	566	1988	5-40 yrs.
Vantage Pointe	Office	Richmond		1,089	4,500	13	1,370	1,102	5,870	6,972	2,531	1990	5-40 yrs.
Virginia Mutual	Office	Richmond		1,301	6,036	15	1,059	1,316	7,095	8,411	2,317	1996	5-40 yrs.
Waterfront Plaza	Office	Richmond		585	2,347	8	1,180	593	3,527	4,120	1,751	1988	5-40 yrs.
West Shore I	Office	Richmond		332	1,431	—	199	332	1,630	1,962	726	1995	5-40 yrs.
West Shore II	Office	Richmond		489	2,181	—	616	489	2,797	3,286	1,222	1995	5-40 yrs.
West Shore III	Office	Richmond		961	—	141	4,386	1,102	4,386	5,488	1,710	1997	5-40 yrs.
Tampa, FL
4200 Cypress	Office	Tampa		2,673	16,470	—	1,637	2,673	18,107	20,780	2,536	1989	5-40 yrs.
Avion Park - Land	Office	Tampa		5,237	—	—	1,487	5,237	1,487	6,724	195	NA	5-40 yrs.
Bayshore Place	Office	Tampa		2,276	11,817	—	1,655	2,276	13,472	15,748	5,521	1990	5-40 yrs.
General Services Administration	Office	Tampa	(2)	4,054	—	406	27,273	4,460	27,273	31,733	7,232	2005	5-40 yrs.
Harborview Plaza	Office	Tampa		3,537	29,944	969	(3,803)	4,506	26,141	30,647	7,093	2001	5-40 yrs.

HIGHWOODS PROPERTIES, INC. HIGHWOODS REALTY LIMITED PARTNERSHIP SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

				Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Segment Type	City	2013 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
Highwoods Preserve Building I	Office	Tampa	(2)	991	—	—	22,223	991	22,223	23,214	7,968	1999	5-40 yrs.
Highwoods Preserve - Land	Office	Tampa		1,485	—	485	—	1,970	—	1,970	—	N/A	N/A
Highwoods Preserve Building V	Office	Tampa	(2)	881	—	—	27,289	881	27,289	28,170	11,243	2001	5-40 yrs.
Highwoods Bay Center I	Office	Tampa		3,565	—	(64)	35,922	3,501	35,922	39,423	6,169	2007	5-40 yrs.
HIW Bay Center II - Land	Office	Tampa		3,482	—	—	—	3,482	—	3,482	—	N/A	N/A
Highwoods Preserve Building VII	Office	Tampa		790	—	—	12,498	790	12,498	13,288	2,097	2007	5-40 yrs.
HIW Preserve VII Garage	Office	Tampa		—	—	—	6,789	—	6,789	6,789	1,174	2007	5-40 yrs.
Horizon	Office	Tampa		—	6,257	—	2,699	—	8,956	8,956	4,059	1980	5-40 yrs.
LakePointe One	Office	Tampa		2,106	89	—	41,371	2,106	41,460	43,566	14,309	1986	5-40 yrs.
LakePointe Two	Office	Tampa		2,000	15,848	672	10,030	2,672	25,878	28,550	8,127	1999	5-40 yrs.
Lakeside	Office	Tampa		—	7,369	—	1,026	—	8,395	8,395	3,423	1978	5-40 yrs.
Lakeside/Parkside Garage	Office	Tampa		—	—	—	5,585	—	5,585	5,585	779	2004	5-40 yrs.
One Harbour Place	Office	Tampa		2,016	25,252	—	7,451	2,016	32,703	34,719	12,132	1985	5-40 yrs.
Parkside	Office	Tampa		—	9,407	—	3,644	—	13,051	13,051	6,414	1979	5-40 yrs.
Pavilion	Office	Tampa		—	16,394	—	3,319	—	19,713	19,713	8,300	1982	5-40 yrs.
Pavilion Parking Garage	Office	Tampa		—	—	—	5,682	—	5,682	5,682	1,997	1999	5-40 yrs.
Spectrum	Office	Tampa		1,454	14,502	—	6,158	1,454	20,660	22,114	8,485	1984	5-40 yrs.
Tower Place	Office	Tampa	(2)	3,218	19,898	—	3,367	3,218	23,265	26,483	10,027	1988	5-40 yrs.
Westshore Square	Office	Tampa		1,126	5,186	—	1,657	1,126	6,843	7,969	2,570	1976	5-40 yrs.
Independence Park - Land	Office	Tampa		4,943	—	—	—	4,943	—	4,943	—	N/A	N/A
Independence Park I	Office	Tampa		2,531	4,526	—	4,848	2,531	9,374	11,905	1,112	1983	5-40 yrs.
Meridian I	Office	Tampa		1,849	22,363	—	1,577	1,849	23,940	25,789	1,129	1984	5-40 yrs.
Meridian II	Office	Tampa		1,302	19,588	—	749	1,302	20,337	21,639	786	1986	5-40 yrs.
				544,060	2,186,013	(40,084)	1,562,856	503,976	3,748,869	4,252,845	985,244

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

2013 Encumbrance Notes

(1)	These assets are pledged as collateral for a $37.3 million first mortgage loan.

(2)	These assets are pledged as collateral for a $109.2 million first mortgage loan.

(3)	These assets are pledged as collateral for a $125.2 million first mortgage loan.

(4)	These assets are pledged as collateral for a $118.1 million first mortgage loan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Raleigh, State of North Carolina, on February 10, 2014.

Highwoods Properties, Inc.
By:	/s/ Edward J. Fritsch
Edward J. Fritsch
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ O. Temple Sloan, Jr.	Chairman of the Board of Directors	February 10, 2014
O. Temple Sloan, Jr.

/s/ Edward J. Fritsch	President, Chief Executive Officer and Director	February 10, 2014
Edward J. Fritsch

/s/ Thomas W. Adler	Director	February 10, 2014
Thomas W. Adler

/s/ Gene H. Anderson	Director	February 10, 2014
Gene H. Anderson

/s/ David J. Hartzell	Director	February 10, 2014
David J. Hartzell

/s/ Sherry A. Kellett	Director	February 10, 2014
Sherry A. Kellett

/s/ Mark F. Mulhern	Director	February 10, 2014
Mark F. Mulhern

/s/ L. Glenn Orr, Jr.	Director	February 10, 2014
L. Glenn Orr, Jr.

/s/ Terry L. Stevens	Senior Vice President and Chief Financial Officer	February 10, 2014
Terry L. Stevens

/s/ Daniel L. Clemmens	Vice President and Chief Accounting Officer	February 10, 2014
Daniel L. Clemmens

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Raleigh, State of North Carolina, on February 10, 2014.

Highwoods Realty Limited Partnership
By:	Highwoods Properties, Inc., its sole general partner
By:	/s/ Edward J. Fritsch
Edward J. Fritsch
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ O. Temple Sloan, Jr.	Chairman of the Board of Directors of the General Partner	February 10, 2014
O. Temple Sloan, Jr.

/s/ Edward J. Fritsch	President, Chief Executive Officer and Director of the General Partner	February 10, 2014
Edward J. Fritsch

/s/ Thomas W. Adler	Director of the General Partner	February 10, 2014
Thomas W. Adler

/s/ Gene H. Anderson	Director of the General Partner	February 10, 2014
Gene H. Anderson

/s/ David J. Hartzell	Director of the General Partner	February 10, 2014
David J. Hartzell

/s/ Sherry A. Kellett	Director of the General Partner	February 10, 2014
Sherry A. Kellett

/s/ Mark F. Mulhern	Director of the General Partner	February 10, 2014
Mark F. Mulhern

/s/ L. Glenn Orr, Jr.	Director of the General Partner	February 10, 2014
L. Glenn Orr, Jr.

/s/ Terry L. Stevens	Senior Vice President and Chief Financial Officer of the General Partner	February 10, 2014
Terry L. Stevens

/s/ Daniel L. Clemmens	Vice President and Chief Accounting Officer of the General Partner	February 10, 2014
Daniel L. Clemmens