Form 10-Q
period 2014-03-31
HIGHWOODS PROPERTIES INC; HIGHWOODS REALTY LTD PARTNERSHIP
filed 2014-04-29
CIK 921082, 941713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The Company had 90,121,773 shares of Common Stock outstanding as of April 21, 2014.

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

Certain information contained herein is presented as of April 21, 2014, the latest practicable date for financial information prior to the filing of this Quarterly Report.

This report combines the Quarterly Reports on Form 10-Q for the period ended March 31, 2014 of the Company and the Operating Partnership. We believe combining the quarterly reports into this single report results in the following benefits:

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

To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•	Consolidated Financial Statements;

•	the following Notes to Consolidated Financial Statements:

•	Note 7 - Noncontrolling Interests; and

•	Note 12 - Earnings Per Share and Per Unit;

•	Item 4 - Controls and Procedures; and

•	Item 6 - Certifications of CEO and CFO Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2014

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HIGHWOODS PROPERTIES, INC.
Consolidated Balance Sheets
(Unaudited and in thousands, except share and per share data)

	March 31, 2014	December 31, 2013
Assets:
Real estate assets, at cost:
Land	$394,233	$393,602
Buildings and tenant improvements	3,782,607	3,748,869
Development in process	69,527	44,621
Land held for development	111,444	110,374
	4,357,811	4,297,466
Less-accumulated depreciation	(1,019,931)	(985,244)
Net real estate assets	3,337,880	3,312,222
Cash and cash equivalents	13,344	10,184
Restricted cash	9,140	14,169
Accounts receivable, net of allowance of $1,412 and $1,648, respectively	24,661	26,430
Mortgages and notes receivable, net of allowance of $300 and $302, respectively	10,028	26,409
Accrued straight-line rents receivable, net of allowance of $1,118 and $1,063, respectively	132,038	126,014
Investments in unconsolidated affiliates	28,836	29,901
Deferred financing and leasing costs, net of accumulated amortization of $100,639 and $92,220, respectively	218,831	222,211
Prepaid expenses and other assets, net of accumulated amortization of $13,186 and $12,905, respectively	45,235	39,561
Total Assets	$3,819,993	$3,807,101
Liabilities, Noncontrolling Interests in the Operating Partnership and Equity:
Mortgages and notes payable	$2,012,554	$1,956,299
Accounts payable, accrued expenses and other liabilities	198,856	218,962
Financing obligations	26,443	26,664
Total Liabilities	2,237,853	2,201,925
Commitments and contingencies
Noncontrolling interests in the Operating Partnership	112,808	106,480
Equity:
Preferred Stock, $.01 par value, 50,000,000 authorized shares;
8.625% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 29,077 shares issued and outstanding	29,077	29,077
Common Stock, $.01 par value, 200,000,000 authorized shares;
90,061,731 and 89,920,915 shares issued and outstanding, respectively	901	899
Additional paid-in capital	2,367,509	2,370,368
Distributions in excess of net income available for common stockholders	(946,530)	(920,433)
Accumulated other comprehensive loss	(2,922)	(2,611)
Total Stockholders’ Equity	1,448,035	1,477,300
Noncontrolling interests in consolidated affiliates	21,297	21,396
Total Equity	1,469,332	1,498,696
Total Liabilities, Noncontrolling Interests in the Operating Partnership and Equity	$3,819,993	$3,807,101

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Income
(Unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013
Rental and other revenues	$148,453	$130,377
Operating expenses:
Rental property and other expenses	56,390	46,594
Depreciation and amortization	48,165	40,088
General and administrative	10,714	10,582
Total operating expenses	115,269	97,264
Interest expense:
Contractual	20,750	22,798
Amortization of deferred financing costs	652	949
Financing obligations	(40)	121
	21,362	23,868
Other income:
Interest and other income	1,399	1,783
Losses on debt extinguishment	—	(164)
	1,399	1,619
Income from continuing operations before activity in unconsolidated affiliates	13,221	10,864
Equity in earnings/(losses) of unconsolidated affiliates	(29)	436
Income from continuing operations	13,192	11,300
Discontinued operations:
Income from discontinued operations	—	2,344
Impairments of real estate assets	—	(1,128)
Net gains on disposition of discontinued operations	384	1,244
	384	2,460
Net income	13,576	13,760
Net (income) attributable to noncontrolling interests in the Operating Partnership	(398)	(581)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(423)	(203)
Dividends on Preferred Stock	(627)	(627)
Net income available for common stockholders	$12,128	$12,349
Earnings per Common Share – basic:
Income from continuing operations available for common stockholders	$0.13	$0.12
Income from discontinued operations available for common stockholders	—	0.03
Net income available for common stockholders	$0.13	$0.15
Weighted average Common Shares outstanding – basic	89,966	81,029
Earnings per Common Share – diluted:
Income from continuing operations available for common stockholders	$0.13	$0.12
Income from discontinued operations available for common stockholders	—	0.03
Net income available for common stockholders	$0.13	$0.15
Weighted average Common Shares outstanding – diluted	93,030	84,862
Dividends declared per Common Share	$0.425	$0.425
Net income available for common stockholders:
Income from continuing operations available for common stockholders	$11,756	$9,998
Income from discontinued operations available for common stockholders	372	2,351
Net income available for common stockholders	$12,128	$12,349
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended March 31,
	2014	2013
Comprehensive income:
Net income	$13,576	$13,760
Other comprehensive income/(loss):
Unrealized gains on tax increment financing bond	165	390
Unrealized gains/(losses) on cash flow hedges	(1,404)	280
Amortization of cash flow hedges	928	788
Total other comprehensive income/(loss)	(311)	1,458
Total comprehensive income	13,265	15,218
Less-comprehensive (income) attributable to noncontrolling interests	(821)	(784)
Comprehensive income attributable to common stockholders	$12,444	$14,434

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Equity
(Unaudited and in thousands, except share amounts)

	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2013	89,920,915	$899	$29,077	$2,370,368	$(2,611)	$21,396	$(920,433)	$1,498,696
Issuances of Common Stock, net of shares redeemed for tax withholdings	(8,427)	—	—	153	—	—	—	153
Conversions of Common Units to Common Stock	4,417	—	—	162	—	—	—	162
Dividends on Common Stock		—	—	—	—	—	(38,225)	(38,225)
Dividends on Preferred Stock		—	—	—	—	—	(627)	(627)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	(7,434)	—	—	—	(7,434)
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(522)	—	(522)
Issuances of restricted stock	144,826	—	—	—	—	—	—	—
Share-based compensation expense, net of forfeitures	—	2	—	4,260	—	—	—	4,262
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(398)	(398)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	423	(423)	—
Comprehensive income:
Net income		—	—	—	—	—	13,576	13,576
Other comprehensive loss		—	—	—	(311)	—	—	(311)
Total comprehensive income								13,265
Balance at March 31, 2014	90,061,731	$901	$29,077	$2,367,509	$(2,922)	$21,297	$(946,530)	$1,469,332

	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2012	80,311,437	$803	$29,077	$2,040,306	$(12,628)	$4,753	$(897,418)	$1,164,893
Issuances of Common Stock, net of shares redeemed for tax withholdings	1,664,519	17	—	55,787	—	—	—	55,804
Conversions of Common Units to Common Stock	10,071	—	—	351	—	—	—	351
Dividends on Common Stock		—	—	—	—	—	(34,259)	(34,259)
Dividends on Preferred Stock		—	—	—	—	—	(627)	(627)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	(23,802)	—	—	—	(23,802)
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(265)	—	(265)
Issuances of restricted stock	144,566	—	—	—	—	—	—	—
Share-based compensation expense, net of forfeitures	—	1	—	3,439	—	—	—	3,440
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(581)	(581)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	203	(203)	—
Comprehensive income:
Net income		—	—	—	—	—	13,760	13,760
Other comprehensive income		—	—	—	1,458	—	—	1,458
Total comprehensive income								15,218
Balance at March 31, 2013	82,130,593	$821	$29,077	$2,076,081	$(11,170)	$4,691	$(919,328)	$1,180,172

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Three Months Ended March 31,
	2014	2013
Operating activities:
Net income	$13,576	$13,760
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,165	42,292
Amortization of lease incentives and acquisition-related intangible assets and liabilities	82	(136)
Share-based compensation expense	4,262	3,440
Allowance for losses on accounts and accrued straight-line rents receivable	1,125	426
Accrued interest on mortgages and notes receivable	(115)	—
Amortization of deferred financing costs	652	949
Amortization of cash flow hedges	928	788
Amortization of mortgages and notes payable fair value adjustments	(809)	—
Impairments of real estate assets	—	1,128
Losses on debt extinguishment	—	164
Net gains on disposition of property	(384)	(1,244)
Equity in (earnings)/losses of unconsolidated affiliates	29	(436)
Changes in financing obligations	(221)	(105)
Distributions of earnings from unconsolidated affiliates	788	1,145
Changes in operating assets and liabilities:
Accounts receivable	713	(1,479)
Prepaid expenses and other assets	(5,260)	(2,533)
Accrued straight-line rents receivable	(6,457)	(5,788)
Accounts payable, accrued expenses and other liabilities	(25,690)	(10,252)
Net cash provided by operating activities	31,384	42,119
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	—	(88,332)
Investments in development in process	(27,232)	(4,978)
Investments in tenant improvements and deferred leasing costs	(24,782)	(18,004)
Investments in building improvements	(13,007)	(13,107)
Net proceeds from disposition of real estate assets	—	14,971
Distributions of capital from unconsolidated affiliates	230	363
Investments in mortgages and notes receivable	(108)	—
Repayments of mortgages and notes receivable	16,604	—
Investments in unconsolidated affiliates	—	(429)
Changes in restricted cash and other investing activities	4,043	10,262
Net cash (used in) investing activities	(44,252)	(99,254)
Financing activities:
Dividends on Common Stock	(38,225)	(34,259)
Redemptions of Common Units	(93)	—
Dividends on Preferred Stock	(627)	(627)
Distributions to noncontrolling interests in the Operating Partnership	(1,249)	(1,584)
Distributions to noncontrolling interests in consolidated affiliates	(522)	(265)
Proceeds from the issuance of Common Stock	1,313	59,019
Costs paid for the issuance of Common Stock	(14)	(701)
Repurchase of shares related to tax withholdings	(1,523)	(2,514)
Borrowings on revolving credit facility	96,100	135,900
Repayments of revolving credit facility	(36,800)	(61,400)
Repayments of mortgages and notes payable	(2,236)	(37,214)
Additions to deferred financing costs and other financing activities	(96)	(833)
Net cash provided by financing activities	16,028	55,522
Net increase/(decrease) in cash and cash equivalents	$3,160	$(1,613)
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows – Continued
(Unaudited and in thousands)

	Three Months Ended March 31,
	2014	2013
Net increase/(decrease) in cash and cash equivalents	$3,160	$(1,613)
Cash and cash equivalents at beginning of the period	10,184	13,783
Cash and cash equivalents at end of the period	$13,344	$12,170

Supplemental disclosure of cash flow information:

	Three Months Ended March 31,
	2014	2013
Cash paid for interest, net of amounts capitalized	$25,054	$21,887

Supplemental disclosure of non-cash investing and financing activities:

	Three Months Ended March 31,
	2014	2013
Unrealized gains/(losses) on cash flow hedges	$(1,404)	$280
Conversions of Common Units to Common Stock	162	351
Changes in accrued capital expenditures	5,399	5,158
Write-off of fully depreciated real estate assets	3,121	6,467
Write-off of fully amortized deferred financing and leasing costs	3,697	4,872
Unrealized gains on marketable securities of non-qualified deferred compensation plan	59	283
Adjustment of noncontrolling interests in the Operating Partnership to fair value	7,434	23,802
Unrealized gains on tax increment financing bond	165	390

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Balance Sheets
(Unaudited and in thousands, except unit and per unit data)

	March 31, 2014	December 31, 2013
Assets:
Real estate assets, at cost:
Land	$394,233	$393,602
Buildings and tenant improvements	3,782,607	3,748,869
Development in process	69,527	44,621
Land held for development	111,444	110,374
	4,357,811	4,297,466
Less-accumulated depreciation	(1,019,931)	(985,244)
Net real estate assets	3,337,880	3,312,222
Cash and cash equivalents	13,430	10,281
Restricted cash	9,140	14,169
Accounts receivable, net of allowance of $1,412 and $1,648, respectively	24,661	26,430
Mortgages and notes receivable, net of allowance of $300 and $302, respectively	10,028	26,409
Accrued straight-line rents receivable, net of allowance of $1,118 and $1,063, respectively	132,038	126,014
Investments in unconsolidated affiliates	28,836	29,901
Deferred financing and leasing costs, net of accumulated amortization of $100,639 and $92,220, respectively	218,831	222,211
Prepaid expenses and other assets, net of accumulated amortization of $13,186 and $12,905, respectively	45,201	39,561
Total Assets	$3,820,045	$3,807,198
Liabilities, Redeemable Operating Partnership Units and Equity:
Mortgages and notes payable	$2,012,554	$1,956,299
Accounts payable, accrued expenses and other liabilities	198,804	218,887
Financing obligations	26,443	26,664
Total Liabilities	2,237,801	2,201,850
Commitments and contingencies
Redeemable Operating Partnership Units:
Common Units, 2,936,955 and 2,943,872 outstanding, respectively	112,808	106,480
Series A Preferred Units (liquidation preference $1,000 per unit), 29,077 units issued and outstanding	29,077	29,077
Total Redeemable Operating Partnership Units	141,885	135,557
Equity:
Common Units:
General partner Common Units, 925,899 and 924,560 outstanding, respectively	14,219	14,508
Limited partner Common Units, 88,727,023 and 88,587,546 outstanding, respectively	1,407,765	1,436,498
Accumulated other comprehensive loss	(2,922)	(2,611)
Noncontrolling interests in consolidated affiliates	21,297	21,396
Total Equity	1,440,359	1,469,791
Total Liabilities, Redeemable Operating Partnership Units and Equity	$3,820,045	$3,807,198

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Income
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended March 31,
	2014	2013
Rental and other revenues	$148,453	$130,377
Operating expenses:
Rental property and other expenses	56,374	46,620
Depreciation and amortization	48,165	40,088
General and administrative	10,730	10,556
Total operating expenses	115,269	97,264
Interest expense:
Contractual	20,750	22,798
Amortization of deferred financing costs	652	949
Financing obligations	(40)	121
	21,362	23,868
Other income:
Interest and other income	1,399	1,783
Losses on debt extinguishment	—	(164)
	1,399	1,619
Income from continuing operations before activity in unconsolidated affiliates	13,221	10,864
Equity in earnings/(losses) of unconsolidated affiliates	(29)	383
Income from continuing operations	13,192	11,247
Discontinued operations:
Income from discontinued operations	—	2,344
Impairments of real estate assets	—	(1,128)
Net gains on disposition of discontinued operations	384	1,244
	384	2,460
Net income	13,576	13,707
Net (income) attributable to noncontrolling interests in consolidated affiliates	(423)	(203)
Distributions on Preferred Units	(627)	(627)
Net income available for common unitholders	$12,526	$12,877
Earnings per Common Unit – basic:
Income from continuing operations available for common unitholders	$0.13	$0.12
Income from discontinued operations available for common unitholders	0.01	0.03
Net income available for common unitholders	$0.14	$0.15
Weighted average Common Units outstanding – basic	92,497	84,345
Earnings per Common Unit – diluted:
Income from continuing operations available for common unitholders	$0.13	$0.12
Income from discontinued operations available for common unitholders	0.01	0.03
Net income available for common unitholders	$0.14	$0.15
Weighted average Common Units outstanding – diluted	92,621	84,453
Distributions declared per Common Unit	$0.425	$0.425
Net income available for common unitholders:
Income from continuing operations available for common unitholders	$12,142	$10,417
Income from discontinued operations available for common unitholders	384	2,460
Net income available for common unitholders	$12,526	$12,877
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended March 31,
	2014	2013
Comprehensive income:
Net income	$13,576	$13,707
Other comprehensive income/(loss):
Unrealized gains on tax increment financing bond	165	390
Unrealized gains/(losses) on cash flow hedges	(1,404)	280
Amortization of cash flow hedges	928	788
Total other comprehensive income/(loss)	(311)	1,458
Total comprehensive income	13,265	15,165
Less-comprehensive (income) attributable to noncontrolling interests	(423)	(203)
Comprehensive income attributable to common unitholders	$12,842	$14,962

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Capital
(Unaudited and in thousands)

	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total Partners’ Capital
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2013	$14,508	$1,436,498	$(2,611)	$21,396	$1,469,791
Issuances of Common Units, net of units redeemed for tax withholdings	2	151	—	—	153
Redemptions of Common Units	(1)	(92)	—	—	(93)
Distributions paid on Common Units	(393)	(38,907)	—	—	(39,300)
Distributions paid on Preferred Units	(6)	(621)	—	—	(627)
Share-based compensation expense, net of forfeitures	43	4,219	—	—	4,262
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(522)	(522)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	(66)	(6,504)	—	—	(6,570)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(4)	(419)	—	423	—
Comprehensive income:
Net income	136	13,440	—	—	13,576
Other comprehensive loss	—	—	(311)	—	(311)
Total comprehensive income					13,265
Balance at March 31, 2014	$14,219	$1,407,765	$(2,922)	$21,297	$1,440,359

	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total Partners’ Capital
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2012	$11,427	$1,131,481	$(12,628)	$4,753	$1,135,033
Issuances of Common Units, net of units redeemed for tax withholdings	558	55,246	—	—	55,804
Distributions paid on Common Units	(356)	(35,313)	—	—	(35,669)
Distributions paid on Preferred Units	(6)	(621)	—	—	(627)
Share-based compensation expense, net of forfeitures	34	3,406	—	—	3,440
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(265)	(265)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	(229)	(22,625)	—	—	(22,854)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(2)	(201)	—	203	—
Comprehensive income:
Net income	137	13,570	—	—	13,707
Other comprehensive income	—	—	1,458	—	1,458
Total comprehensive income					15,165
Balance at March 31, 2013	$11,563	$1,144,943	$(11,170)	$4,691	$1,150,027

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Three Months Ended March 31,
	2014	2013
Operating activities:
Net income	$13,576	$13,707
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,165	42,292
Amortization of lease incentives and acquisition-related intangible assets and liabilities	82	(136)
Share-based compensation expense	4,262	3,440
Allowance for losses on accounts and accrued straight-line rents receivable	1,125	426
Accrued interest on mortgages and notes receivable	(115)	—
Amortization of deferred financing costs	652	949
Amortization of cash flow hedges	928	788
Amortization of mortgages and notes payable fair value adjustments	(809)	—
Impairments of real estate assets	—	1,128
Losses on debt extinguishment	—	164
Net gains on disposition of property	(384)	(1,244)
Equity in (earnings)/losses of unconsolidated affiliates	29	(383)
Changes in financing obligations	(221)	(105)
Distributions of earnings from unconsolidated affiliates	788	1,139
Changes in operating assets and liabilities:
Accounts receivable	713	(1,479)
Prepaid expenses and other assets	(5,226)	(2,391)
Accrued straight-line rents receivable	(6,457)	(5,788)
Accounts payable, accrued expenses and other liabilities	(25,667)	(10,155)
Net cash provided by operating activities	31,441	42,352
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	—	(88,332)
Investments in development in process	(27,232)	(4,978)
Investments in tenant improvements and deferred leasing costs	(24,782)	(18,004)
Investments in building improvements	(13,007)	(13,107)
Net proceeds from disposition of real estate assets	—	14,971
Distributions of capital from unconsolidated affiliates	230	363
Investments in mortgages and notes receivable	(108)	—
Repayments of mortgages and notes receivable	16,604	—
Investments in unconsolidated affiliates	—	(429)
Changes in restricted cash and other investing activities	4,043	10,262
Net cash (used in) investing activities	(44,252)	(99,254)
Financing activities:
Distributions on Common Units	(39,300)	(35,669)
Redemptions of Common Units	(93)	—
Distributions on Preferred Units	(627)	(627)
Distributions to noncontrolling interests in consolidated affiliates	(522)	(265)
Proceeds from the issuance of Common Units	1,313	59,019
Costs paid for the issuance of Common Units	(14)	(701)
Repurchase of units related to tax withholdings	(1,523)	(2,514)
Borrowings on revolving credit facility	96,100	135,900
Repayments of revolving credit facility	(36,800)	(61,400)
Repayments of mortgages and notes payable	(2,236)	(37,214)
Additions to deferred financing costs and other financing activities	(338)	(1,240)
Net cash provided by financing activities	15,960	55,289
Net increase/(decrease) in cash and cash equivalents	$3,149	$(1,613)
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows - Continued
(Unaudited and in thousands)

	Three Months Ended March 31,
	2014	2013
Net increase/(decrease) in cash and cash equivalents	$3,149	$(1,613)
Cash and cash equivalents at beginning of the period	10,281	13,867
Cash and cash equivalents at end of the period	$13,430	$12,254

Supplemental disclosure of cash flow information:

	Three Months Ended March 31,
	2014	2013
Cash paid for interest, net of amounts capitalized	$25,054	$21,887

Supplemental disclosure of non-cash investing and financing activities:

	Three Months Ended March 31,
	2014	2013
Unrealized gains/(losses) on cash flow hedges	$(1,404)	$280
Changes in accrued capital expenditures	5,399	5,158
Write-off of fully depreciated real estate assets	3,121	6,467
Write-off of fully amortized deferred financing and leasing costs	3,697	4,872
Unrealized gains on marketable securities of non-qualified deferred compensation plan	59	283
Adjustment of Redeemable Common Units to fair value	6,328	22,448
Unrealized gains on tax increment financing bond	165	390

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(tabular dollar amounts in thousands, except per share and per unit data)
(Unaudited)

1.    Description of Business and Significant Accounting Policies

Description of Business

Highwoods Properties, Inc. (the “Company”) is a fully-integrated real estate investment trust (“REIT”) that provides leasing, management, development, construction and other customer-related services for its properties and for third parties. The Company conducts its activities through Highwoods Realty Limited Partnership (the “Operating Partnership”). At March 31, 2014, we owned or had an interest in 32.1 million rentable square feet of in-service office, industrial and retail properties, 0.8 million rentable square feet of office properties under development and approximately 600 acres of development land.

The Company is the sole general partner of the Operating Partnership. At March 31, 2014, the Company owned all of the Preferred Units and 89.7 million, or 96.8%, of the Common Units in the Operating Partnership. Limited partners own the remaining 2.9 million Common Units. During the three months ended March 31, 2014, the Company redeemed 2,500 Common Units for less than $0.1 million in cash and redeemed 4,417 Common Units for a like number of shares of Common Stock.

Common Stock Offerings

During the three months ended March 31, 2014, the Company issued 23,584 shares of Common Stock under its equity sales agreements at an average gross sales price of $38.29 per share and received net proceeds, after sales commissions, of $0.9 million.

Basis of Presentation

Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Our Consolidated Statements of Income for the three months ended March 31, 2013 were retrospectively revised from previously reported amounts to reflect in discontinued operations the operations for those properties classified as discontinued operations.

The Company's Consolidated Financial Statements include the Operating Partnership, wholly owned subsidiaries and those entities in which the Company has the controlling interest. The Operating Partnership's Consolidated Financial Statements include wholly owned subsidiaries and those entities in which the Operating Partnership has the controlling interest. All intercompany transactions and accounts have been eliminated. At March 31, 2014 and December 31, 2013, we had involvement with, but are not the primary beneficiary in, an entity that we concluded to be a variable interest entity (see Note 2).

The unaudited interim consolidated financial statements and accompanying unaudited consolidated financial information, in the opinion of management, contain all adjustments (including normal recurring accruals) necessary for a fair presentation of our financial position, results of operations and cash flows. We have omitted certain notes and other information from the interim Consolidated Financial Statements presented in this Quarterly Report as permitted by SEC rules and regulations. These Consolidated Financial Statements should be read in conjunction with our 2013 Annual Report on Form 10-K.

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
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

1.    Description of Business and Significant Accounting Policies - Continued

Recently Issued Accounting Standards

Beginning with our Quarterly Report on Form 10-Q for the three months ended March 31, 2015, we will be required to reflect in discontinued operations for only those real estate asset sales representing a strategic shift in operations (e.g. a disposal of a major geographic area or a major line of business).  Currently, we are required to reflect all real estate asset sales as discontinued operations, which requires reclassification of the earnings of the sold assets from continuing operations for all periods presented.  Early adoption is permitted, but only for real estate asset sales that have not been previously reflected as discontinued operations.

2.    Mortgages and Notes Receivable

The following table sets forth our mortgages and notes receivable:

	March 31, 2014	December 31, 2013
Seller financing (first mortgages)	$—	$16,454
Less allowance	—	—
	—	16,454
Mortgage receivable	9,658	9,435
Less allowance	—	—
	9,658	9,435
Promissory notes	670	822
Less allowance	(300)	(302)
	370	520
Mortgages and notes receivable, net	$10,028	$26,409

During 2010, we provided seller financing in conjunction with two disposition transactions. We accounted for these dispositions using the installment method, whereby a gain on disposition of property was deferred until the seller financing was repaid. During the first quarter of 2014, the $16.5 million of seller financing was fully repaid and we recorded the $0.4 million gain on disposition of property.

During 2012, we provided secured acquisition financing to a third party. We also agreed to loan such third party $8.4 million on a secured basis to fund future infrastructure development. As of March 31, 2014, $0.4 million has been funded to the third party for infrastructure development. We concluded this arrangement to be an interest in a variable interest entity. However, since we do not have the power to direct matters that most significantly impact the activities of the entity, we do not qualify as the primary beneficiary. Accordingly, the entity is not consolidated. Our risk of loss with respect to this arrangement is limited to the carrying value of the mortgage receivable and the future infrastructure development funding commitment.

We evaluate the ability to collect our mortgages and notes receivable by monitoring the leasing statistics and/or market fundamentals of these assets. As of March 31, 2014, our mortgages and notes receivable were not in default and there were no other indicators of impairment.

The following table sets forth our notes receivable allowance, which relates only to promissory notes:

	Three Months Ended March 31,
	2014	2013
Beginning notes receivable allowance	$302	$182
Recoveries/write-offs/other	(2)	255
Total notes receivable allowance	$300	$437

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

The following table sets forth the summarized income statements of our unconsolidated affiliates:

	Three Months Ended March 31,
	2014	2013
Income Statements:
Rental and other revenues	$12,434	$23,516
Expenses:
Rental property and other expenses	6,217	11,209
Depreciation and amortization	3,489	6,146
Impairments of real estate assets	—	4,790
Interest expense	2,211	4,739
Total expenses	11,917	26,884
Income/(loss) before disposition of properties	517	(3,368)
Gains on disposition of properties	1,949	24
Net income/(loss)	$2,466	$(3,344)
Our share of:
Depreciation and amortization	$1,031	$2,015
Impairments of real estate assets	$—	$1,020
Interest expense	$776	$1,752
Gains on disposition of properties	$955	$421
Net income	$1,155	$4

Our share of net income	$1,155	$4
Adjustments for management and other fees	169	432
Impairment of investment in unconsolidated affiliate	(1,353)	—
Equity in earnings/(losses) of unconsolidated affiliates	$(29)	$436

Board of Trade Investment Company ("Board of Trade")

During the first quarter of 2014, Board of Trade sold an office property to an unrelated third party for gross proceeds of $8.3 million and recorded a gain of $1.9 million. We expect to receive aggregate net distributions of $4.7 million in connection with our investment in this entity. As our cost basis is different from the basis reflected at the entity level, we recorded a net impairment charge on our investment of $0.4 million. This charge represented the other-than-temporary decline in the fair value below the carrying value of our investment.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

4.    Intangible Assets and Below Market Lease Liabilities

The following table sets forth total intangible assets and acquisition-related below market lease liabilities, net of accumulated amortization:

	March 31, 2014	December 31, 2013
Assets:
Deferred financing costs	$17,329	$17,363
Less accumulated amortization	(5,789)	(5,204)
	11,540	12,159
Deferred leasing costs (including lease incentives and above market lease and in-place lease acquisition-related intangible assets)	302,141	297,068
Less accumulated amortization	(94,850)	(87,016)
	207,291	210,052
Deferred financing and leasing costs, net	$218,831	$222,211

Liabilities (in accounts payable, accrued expenses and other liabilities):
Acquisition-related below market lease liabilities	$54,996	$55,323
Less accumulated amortization	(9,673)	(8,478)
	$45,323	$46,845

The following table sets forth amortization of intangible assets and below market lease liabilities:

	Three Months Ended March 31,
	2014	2013
Amortization of deferred financing costs	$652	$949
Amortization of deferred leasing costs and acquisition-related intangible assets (in depreciation and amortization)	$9,928	$8,075
Amortization of lease incentives (in rental and other revenues)	$351	$376
Amortization of acquisition-related intangible assets (in rental and other revenues)	$1,116	$466
Amortization of acquisition-related intangible assets (in rental property and other expenses)	$137	$137
Amortization of acquisition-related below market lease liabilities (in rental and other revenues)	$(1,522)	$(1,122)

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

4.    Intangible Assets and Below Market Lease Liabilities - Continued

The following table sets forth scheduled future amortization of intangible assets and below market lease liabilities:

	Amortization of Deferred Financing Costs	Amortization of Deferred Leasing Costs and Acquisition-Related Intangible Assets (in Depreciation and Amortization)	Amortization of Lease Incentives (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental Property and Other Expenses)	Amortization of Acquisition-Related Below Market Lease Liabilities (in Rental and Other Revenues)
April 1 through December 31, 2014	$2,104	$29,555	$983	$3,221	$416	$(4,479)
2015	2,765	33,532	1,083	3,619	553	(5,718)
2016	2,500	27,957	910	2,810	553	(5,427)
2017	2,205	23,985	840	2,269	553	(5,164)
2018	1,080	19,729	737	1,426	553	(5,016)
Thereafter	886	44,666	2,487	3,768	1,086	(19,519)
	$11,540	$179,424	$7,040	$17,113	$3,714	$(45,323)
Weighted average remaining amortization periods as of March 31, 2014 (in years)	4.5	6.7	8.3	6.6	6.7	8.9

5.    Mortgages and Notes Payable

The following table sets forth our mortgages and notes payable:

	March 31, 2014	December 31, 2013
Secured indebtedness	$485,525	$488,664
Unsecured indebtedness	1,527,029	1,467,635
Total mortgages and notes payable	$2,012,554	$1,956,299

At March 31, 2014, our secured mortgage loans were collateralized by real estate assets with an aggregate undepreciated book value of $817.9 million.

Our $475.0 million unsecured revolving credit facility is scheduled to mature in January 2018 and includes an accordion feature that allows for an additional $75.0 million of borrowing capacity subject to additional lender commitments. Assuming no defaults have occurred, we have an option to extend the maturity for two additional six-month periods. The interest rate at our current credit ratings is LIBOR plus 110 basis points and the annual facility fee is 20 basis points. There was $275.0 million and $409.0 million outstanding under our revolving credit facility at March 31, 2014 and April 21, 2014, respectively. At both March 31, 2014 and April 21, 2014, we had $0.1 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at March 31, 2014 and April 21, 2014 was $199.9 million and $65.9 million, respectively.

We are currently in compliance with financial covenants and other requirements with respect to our consolidated debt.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

6.	Derivative Financial Instruments

Our interest rate swaps have been designated as and are being accounted for as cash flow hedges with changes in fair value recorded in other comprehensive income each reporting period. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on our cash flow hedges during the three months ended March 31, 2014. We have no collateral requirements related to our interest rate swaps.

Amounts reported in accumulated other comprehensive loss ("AOCL") related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the period from April 1, 2014 through March 31, 2015, we estimate that $3.4 million will be reclassified to interest expense.

The following table sets forth the gross fair value of our derivatives:

	March 31, 2014	December 31, 2013
Derivatives:
Derivatives designated as cash flow hedges in prepaid expenses and other assets:
Interest rate swaps	$—	$301
Derivatives designated as cash flow hedges in accounts payable, accrued expenses and other liabilities:
Interest rate swaps	$763	$510

The following table sets forth the effect of our cash flow hedges on AOCL and interest expense:

	Three Months Ended March 31,
	2014	2013
Derivatives Designated as Cash Flow Hedges:
Amount of unrealized gains/(losses) recognized in AOCL on derivatives (effective portion):
Interest rate swaps	$(1,404)	$280
Amount of losses reclassified out of AOCL into contractual interest expense (effective portion):
Interest rate swaps	$928	$788

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

7.	Noncontrolling Interests

Noncontrolling Interests in Consolidated Affiliates

At March 31, 2014, our noncontrolling interests in consolidated affiliates relates to our joint venture partner's 50.0% interest in office properties in Richmond, VA. Our joint venture partner is an unrelated third party.

Noncontrolling Interests in the Operating Partnership

The following table sets forth the Company's noncontrolling interests in the Operating Partnership:

	Three Months Ended March 31,
	2014	2013
Beginning noncontrolling interests in the Operating Partnership	$106,480	$124,869
Adjustment of noncontrolling interests in the Operating Partnership to fair value	7,434	23,802
Conversions of Common Units to Common Stock	(162)	(351)
Redemptions of Common Units	(93)	—
Net income attributable to noncontrolling interests in the Operating Partnership	398	581
Distributions to noncontrolling interests in the Operating Partnership	(1,249)	(1,584)
Total noncontrolling interests in the Operating Partnership	$112,808	$147,317

The following table sets forth net income available for common stockholders and transfers from the Company's noncontrolling interests in the Operating Partnership:

	Three Months Ended March 31,
	2014	2013
Net income available for common stockholders	$12,128	$12,349
Increase in additional paid in capital from conversions of Common Units to Common Stock	162	351
Change from net income available for common stockholders and transfers from noncontrolling interests	$12,290	$12,700

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

Our Level 1 assets include investments in marketable securities that we use to pay benefits under our non-qualified deferred compensation plan and an investment in an unconsolidated affiliate recorded at fair value on a non-recurring basis as a result of our quarterly impairment analysis. The investment is primarily comprised of undistributed cash remaining after the sale of its sole real estate asset. Our Level 1 liability is our non-qualified deferred compensation obligation. The Company's Level 1 noncontrolling interests in the Operating Partnership relate to the ownership of Common Units by various individuals and entities other than the Company.

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

		Level 1	Level 2	Level 3
	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
Fair Value at March 31, 2014:
Assets:
Mortgages and notes receivable, at fair value (1)	$10,037	$—	$370	$9,667
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	3,721	3,721	—	—
Impaired investment in unconsolidated affiliate	4,668	4,668	—	—
Tax increment financing bond (in prepaid expenses and other assets)	13,568	—	—	13,568
Total Assets	$31,994	$8,389	$370	$23,235
Noncontrolling Interests in the Operating Partnership	$112,808	$112,808	$—	$—
Liabilities:
Mortgages and notes payable, at fair value (1)	$2,101,898	$—	$2,101,898	$—
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	763	—	763	—
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	3,721	3,721	—	—
Financing obligations, at fair value (1)	22,203	—	—	22,203
Total Liabilities	$2,128,585	$3,721	$2,102,661	$22,203

Fair Value at December 31, 2013:
Assets:
Mortgages and notes receivable, at fair value (1)	$26,485	$—	$17,029	$9,456
Interest rate swaps (in prepaid expenses and other assets)	301	—	301	—
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	3,996	3,996	—	—
Tax increment financing bond (in prepaid expenses and other assets)	13,403	—	—	13,403
Total Assets	$44,185	$3,996	$17,330	$22,859
Noncontrolling Interests in the Operating Partnership	$106,480	$106,480	$—	$—
Liabilities:
Mortgages and notes payable, at fair value (1)	$2,037,385	$—	$2,037,385	$—
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	510	—	510	—
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	3,996	3,996	—	—
Financing obligations, at fair value (1)	22,478	—	—	22,478
Total Liabilities	$2,064,369	$3,996	$2,037,895	$22,478
__________
(1)    Amounts recorded at historical cost on our Consolidated Balance Sheets at March 31, 2014 and December 31, 2013.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

8.	Disclosure About Fair Value of Financial Instruments - Continued

The following table sets forth the changes in our Level 3 asset and liability, which are recorded at fair value on our Consolidated Balance Sheets:

	Three Months Ended March 31,
	2014	2013
Asset:
Tax Increment Financing Bond:
Beginning balance	$13,403	$14,496
Principal repayment	—	(562)
Unrealized gains (in AOCL)	165	390
Ending balance	$13,568	$14,324
Liability:
Contingent Consideration to Acquire Real Estate Assets:
Beginning balance	$—	$563
Recognized gains (in general and administrative expenses)	—	(188)
Ending balance	$—	$375

During 2007, we acquired a tax increment financing bond associated with a parking garage developed by us. This bond amortizes to maturity in 2020. The estimated fair value at March 31, 2014 was $0.9 million below the outstanding principal due on the bond. If the discount rate used to fair value this bond was 100 basis points higher or lower, the fair value of the bond would have been $0.4 million lower or $0.4 million higher, respectively, as of March 31, 2014. We intend to hold this bond and have concluded that we will not be required to sell this bond before recovery of the bond principal. Payment of the principal and interest for the bond is guaranteed by us. We have recorded no credit losses related to the bond during the three months ended March 31, 2014 and 2013. There is no legal right of offset with the liability, which we report as a financing obligation, related to this tax increment financing bond.

The following table sets forth quantitative information about the unobservable input of our Level 3 asset, which is recorded at fair value on our Consolidated Balance Sheets:

	Valuation Technique	Unobservable Input	Rate/ Percentage
Asset:
Tax increment financing bond	Income approach	Discount rate	9.7%

9.	Share-Based Payments

During the three months ended March 31, 2014, the Company granted 166,081 stock options with an exercise price equal to the closing market price of a share of Common Stock on the date of grant. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model, which resulted in a weighted average grant date fair value per share of $6.89. During the three months ended March 31, 2014, the Company also granted 79,056 shares of time-based restricted stock and 65,770 shares of total return-based restricted stock with weighted average grant date fair values per share of $37.55 and $35.24, respectively. We recorded share-based compensation expense of $4.3 million and $3.4 million during the three months ended March 31, 2014 and 2013, respectively. At March 31, 2014, there was $6.2 million of total unrecognized share-based compensation costs, which will be recognized over a weighted average remaining contractual term of 2.7 years.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

10.	Accumulated Other Comprehensive Loss

The following table sets forth the components of AOCL:

	Three Months Ended March 31,
	2014	2013
Tax increment financing bond:
Beginning balance	$(1,029)	$(1,898)
Unrealized gains on tax increment financing bond	165	390
Ending balance	(864)	(1,508)
Cash flow hedges:
Beginning balance	(1,582)	(10,730)
Unrealized gains/(losses) on cash flow hedges	(1,404)	280
Amortization of cash flow hedges (1)	928	788
Ending balance	(2,058)	(9,662)
Total accumulated other comprehensive loss	$(2,922)	$(11,170)
__________
(1)    Amounts reclassified out of AOCL into contractual interest expense.

11.	Discontinued Operations

The following table sets forth our operations classified as discontinued operations:

	Three Months Ended March 31,
	2014	2013
Rental and other revenues	$—	$6,998
Operating expenses:
Rental property and other expenses	—	2,450
Depreciation and amortization	—	2,204
Total operating expenses	—	4,654
Income from discontinued operations	—	2,344
Impairments of real estate assets	—	(1,128)
Net gains on disposition of discontinued operations	384	1,244
Total discontinued operations	$384	$2,460

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

12.	Earnings Per Share and Per Unit

The following table sets forth the computation of basic and diluted earnings per share of the Company:

	Three Months Ended March 31,
	2014	2013
Earnings per Common Share - basic:
Numerator:
Income from continuing operations	$13,192	$11,300
Net (income) attributable to noncontrolling interests in the Operating Partnership from continuing operations	(386)	(472)
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(423)	(203)
Dividends on Preferred Stock	(627)	(627)
Income from continuing operations available for common stockholders	11,756	9,998
Income from discontinued operations	384	2,460
Net (income) attributable to noncontrolling interests in the Operating Partnership from discontinued operations	(12)	(109)
Income from discontinued operations available for common stockholders	372	2,351
Net income available for common stockholders	$12,128	$12,349
Denominator:
Denominator for basic earnings per Common Share – weighted average shares	89,966	81,029
Earnings per Common Share - basic:
Income from continuing operations available for common stockholders	$0.13	$0.12
Income from discontinued operations available for common stockholders	—	0.03
Net income available for common stockholders	$0.13	$0.15
Earnings per Common Share - diluted:
Numerator:
Income from continuing operations	$13,192	$11,300
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(423)	(203)
Dividends on Preferred Stock	(627)	(627)
Income from continuing operations available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	12,142	10,470
Income from discontinued operations available for common stockholders	384	2,460
Net income available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	$12,526	$12,930
Denominator:
Denominator for basic earnings per Common Share – weighted average shares	89,966	81,029
Add:
Stock options using the treasury method	124	108
Noncontrolling interests Common Units	2,940	3,725
Denominator for diluted earnings per Common Share – adjusted weighted average shares and assumed conversions (1) (2)	93,030	84,862
Earnings per Common Share - diluted:
Income from continuing operations available for common stockholders	$0.13	$0.12
Income from discontinued operations available for common stockholders	—	0.03
Net income available for common stockholders	$0.13	$0.15
__________

(1)
There were 0.3 million and 0.5 million options outstanding during the three months ended March 31, 2014 and 2013, respectively, that were not included in the computation of diluted earnings per share because the impact of including such options would be anti-dilutive.

(2)	Includes all unvested restricted stock where dividends on such restricted stock are non-forfeitable.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

12.	Earnings Per Share and Per Unit - Continued

The following table sets forth the computation of basic and diluted earnings per unit of the Operating Partnership:

	Three Months Ended March 31,
	2014	2013
Earnings per Common Unit - basic:
Numerator:
Income from continuing operations	$13,192	$11,247
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(423)	(203)
Distributions on Preferred Units	(627)	(627)
Income from continuing operations available for common unitholders	12,142	10,417
Income from discontinued operations available for common unitholders	384	2,460
Net income available for common unitholders	$12,526	$12,877
Denominator:
Denominator for basic earnings per Common Unit – weighted average units	92,497	84,345
Earnings per Common Unit - basic:
Income from continuing operations available for common unitholders	$0.13	$0.12
Income from discontinued operations available for common unitholders	0.01	0.03
Net income available for common unitholders	$0.14	$0.15
Earnings per Common Unit - diluted:
Numerator:
Income from continuing operations	$13,192	$11,247
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(423)	(203)
Distributions on Preferred Units	(627)	(627)
Income from continuing operations available for common unitholders	12,142	10,417
Income from discontinued operations available for common unitholders	384	2,460
Net income available for common unitholders	$12,526	$12,877
Denominator:
Denominator for basic earnings per Common Unit – weighted average units	92,497	84,345
Add:
Stock options using the treasury method	124	108
Denominator for diluted earnings per Common Unit – adjusted weighted average units and assumed conversions (1) (2)	92,621	84,453
Earnings per Common Unit - diluted:
Income from continuing operations available for common unitholders	$0.13	$0.12
Income from discontinued operations available for common unitholders	0.01	0.03
Net income available for common unitholders	$0.14	$0.15
__________

(1)
There were 0.3 million and 0.5 million options outstanding during the three months ended March 31, 2014 and 2013, respectively, that were not included in the computation of diluted earnings per unit because the impact of including such options would be anti-dilutive.

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

The following tables summarize the rental and other revenues and net operating income, the primary industry property-level performance metric used by our chief operating decision maker, which is defined as rental and other revenues less rental property and other expenses, for each of our reportable segments:

	Three Months Ended March 31,
	2014	2013
Rental and Other Revenues: (1)
Office:
Atlanta, GA	$22,977	$17,167
Greenville, SC	841	851
Kansas City, MO	4,097	3,969
Memphis, TN	9,835	9,380
Nashville, TN	19,605	14,070
Orlando, FL	8,920	2,221
Piedmont Triad, NC	6,450	6,377
Pittsburgh, PA	13,757	13,688
Raleigh, NC	21,491	20,660
Richmond, VA	11,743	11,772
Tampa, FL	16,627	17,434
Total Office Segment	136,343	117,589
Industrial:
Atlanta, GA	204	203
Piedmont Triad, NC	2,688	3,122
Total Industrial Segment	2,892	3,325
Retail:
Kansas City, MO	9,218	9,463
Total Retail Segment	9,218	9,463
Total Rental and Other Revenues	$148,453	$130,377

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

13.	Segment Information - Continued

	Three Months Ended March 31,
	2014	2013
Net Operating Income: (1)
Office:
Atlanta, GA	$13,697	$10,893
Greenville, SC	475	496
Kansas City, MO	2,605	2,562
Memphis, TN	5,607	5,629
Nashville, TN	13,153	9,685
Orlando, FL	5,376	1,078
Piedmont Triad, NC	3,998	4,099
Pittsburgh, PA	7,193	7,418
Raleigh, NC	15,032	14,624
Richmond, VA	7,676	8,113
Tampa, FL	10,035	11,219
Total Office Segment	84,847	75,816
Industrial:
Atlanta, GA	122	119
Piedmont Triad, NC	1,867	2,245
Total Industrial Segment	1,989	2,364
Retail:
Kansas City, MO	5,265	5,621
Total Retail Segment	5,265	5,621
Corporate and other	(38)	(18)
Total Net Operating Income	92,063	83,783
Reconciliation to income from continuing operations before activity in unconsolidated affiliates:
Depreciation and amortization	(48,165)	(40,088)
General and administrative expenses	(10,714)	(10,582)
Interest expense	(21,362)	(23,868)
Other income	1,399	1,619
Income from continuing operations before activity in unconsolidated affiliates	$13,221	$10,864
__________

(1)	Net of discontinued operations.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

14.	Subsequent Events

On April 1, 2014, we prepaid without penalty the remaining $123.7 million balance on a secured mortgage loan with an effective interest rate of 3.11% that was originally scheduled to mature in July 2014.

In early April 2014, the Company issued 50,293 shares of Common Stock at an average gross sales price of $38.38 per share and received net proceeds, after sales commissions, of $1.9 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a fully integrated REIT that provides leasing, management, development, construction and other customer-related services for its properties and for third parties. The Company conducts its activities through the Operating Partnership. The Operating Partnership is managed by the Company, its sole general partner. At March 31, 2014, we owned or had an interest in 32.1 million rentable square feet of in-service office, industrial and retail properties, 0.8 million rentable square feet of office properties under development and approximately 600 acres of development land. We are based in Raleigh, North Carolina, and our properties and development land are located in Florida, Georgia, Missouri, North Carolina, Pennsylvania, South Carolina, Tennessee and Virginia. Additional information about us can be found on our website at www.highwoods.com. Information on our website is not part of this Quarterly Report.

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

This list of risks and uncertainties, however, is not intended to be exhaustive. You should also review the other cautionary statements we make in “Business – Risk Factors” set forth in our 2013 Annual Report on Form 10-K. Given these uncertainties, you should not place undue reliance on forward-looking statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements to reflect any future events or circumstances or to reflect the occurrence of unanticipated events.

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

The key components affecting our rental and other revenues are average occupancy, rental rates, cost recovery income, new developments placed in service, acquisitions and dispositions. Average occupancy generally increases during times of improving economic growth, as our ability to lease space outpaces vacancies that occur upon the expirations of existing leases. Average occupancy generally declines during times of slower economic growth, when new vacancies tend to outpace our ability to lease space. Asset acquisitions, dispositions and new developments placed in service directly impact our rental revenues and could impact our average occupancy, depending upon the occupancy rate of the properties that are acquired, sold or placed in service. A further indicator of the predictability of future revenues is the expected lease expirations of our portfolio. As a result, in addition to seeking to increase our average occupancy by leasing current vacant space, we also must concentrate our leasing efforts on renewing our existing leases prior to expiration. For more information regarding our lease expirations, see "Properties - Lease Expirations" in our 2013 Annual Report. Our occupancy declined from 89.9% at December 31, 2013 to 89.2% at March 31, 2014 primarily due to the scheduled expiration of a 91,000 square foot customer in Tampa, FL and 145,000 square feet vacated by a customer in Nashville, TN. We recently completed a 203,000 square foot build-to-suit for the customer in Nashville, TN. In light of leases signed to date and our forecasted leasing activity for the remainder of 2014, we expect average occupancy to be approximately 90.5% over the last three quarters of 2014 and year-end 2014 occupancy to be 91.3% to 92.5%.

Whether or not our rental revenue tracks average occupancy proportionally depends upon whether rents under signed new and renewal leases are higher or lower than the rents under expiring leases. Annualized rental revenues from second generation leases expiring during any particular year are generally less than 15% of our total annual rental revenues. The following table sets forth information regarding second generation leases signed during the first quarter of 2014 (we define second generation leases as leases with new customers and renewals of existing customers in space that has been previously occupied under our ownership and leases with respect to vacant space in acquired buildings):

	Office		Industrial		Retail
	New	Renewal	New	Renewal	New	Renewal
Leased space (in rentable square feet)	376,904	781,243	26,020	156,982	19,029	8,372
Rentable square foot weighted average term (in years)	6.4	5.1	5.0	8.9	10.1	1.9
Base rents (per rentable square foot) (1)	$23.97	$22.83	$6.55	$4.80	$17.54	$43.94
Rent concessions (per rentable square foot) (1)	(1.08)	(0.47)	(0.42)	(0.12)	—	(0.09)
GAAP rents (per rentable square foot) (1)	$22.89	$22.36	$6.13	$4.68	$17.54	$43.85
Tenant improvements (per rentable square foot) (1)	$2.92	$1.82	$1.21	$0.09	$6.22	$—
Leasing commissions (per rentable square foot) (1)	$0.95	$0.80	$0.18	$—	$0.51	$0.52
__________

(1)	Weighted average per rentable square foot on an annual basis over the lease term.

Compared to previous leases in the same spaces, annual combined GAAP rents for new and renewal leases signed in the first quarter were $22.54 per rentable square foot, or 7.8% higher, for office leases, $4.89 per rentable square foot, or 12.9% higher, for industrial leases and $25.58 per rentable square foot, or 1.0% lower, for retail leases.

We strive to maintain a diverse, stable and creditworthy customer base. We have an internal guideline whereby customers that account for more than 3% of our revenues are periodically reviewed with the Company's Board of Directors. No customer currently accounts for more than 2% of our revenues other than the Federal Government, which accounted for less than 10.0% of our revenues on an annualized basis, as of March 31, 2014.

Our expenses primarily consist of rental property expenses, depreciation and amortization, general and administrative expenses and interest expense. From time to time, expenses also include impairments of real estate assets. Rental property expenses are expenses associated with our ownership and operation of rental properties and include expenses that vary somewhat proportionately to occupancy levels, such as janitorial services and utilities, and expenses that do not vary based on occupancy, such as property taxes and insurance. Depreciation and amortization is a non-cash expense associated with the ownership of real property and generally remains relatively consistent each year, unless we buy, place in service or sell assets, since we depreciate our properties and related building and tenant improvement assets on a straight-line basis over fixed lives. General and administrative expenses consist primarily of management and employee salaries and other personnel costs, corporate overhead and short and long-term incentive compensation.

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

Results of Operations

Three Months Ended March 31, 2014 and 2013

Rental and Other Revenues

Rental and other revenues from continuing operations were $18.1 million, or 13.9%, higher in the first quarter of 2014 as compared to 2013 primarily due to recent acquisitions and development properties placed in service, which accounted for $20.3 million of the increase, partly offset by lower same property revenues of $1.7 million. Same property rental and other revenues were lower primarily due to a decrease in average occupancy to 89.6% in the first quarter of 2014 from 91.1% in the first quarter of 2013 as a result of large customer move-outs in 2013 in Tampa, FL and Atlanta, GA and the first quarter 2014 move-outs discussed above, partly offset by higher cost recovery income in 2014. We expect rental and other revenues for the remainder of 2014 to increase over 2013 primarily due to the full year contribution of acquisitions closed and development properties placed in service in 2013 and higher same property revenues resulting from increasing average occupancy, higher cost recovery income and higher average GAAP rents per rentable square foot.

Operating Expenses

Rental property and other expenses were $9.8 million, or 21.0%, higher in the first quarter of 2014 as compared to 2013 primarily due to recent acquisitions and development properties placed in service, which accounted for $7.8 million of the increase, and higher same property operating expenses of $2.6 million. Same property operating expenses were higher primarily due to higher utilities and snow removal costs as a result of harsher than normal winter conditions. We expect rental property and other expenses for the remainder of 2014 to increase over 2013 primarily due to the full year contribution of acquisitions closed and development properties placed in service in 2013 and higher same property operating expenses resulting from higher utilities and property taxes, partly offset by lower repairs and maintenance.

Operating margin, defined as rental and other revenues less rental property and other expenses expressed as a percentage of rental and other revenues, was lower at 62.0% for the first quarter of 2014 as compared to 64.3% for the first quarter of 2013. We expect operating margin for the remainder of 2014 to increase slightly over 2013.

Depreciation and amortization was $8.1 million, or 20.1%, higher in the first quarter of 2014 as compared to 2013 primarily due to recent acquisitions. We expect depreciation and amortization for the remainder of 2014 to increase over 2013 primarily due to the full year contribution of acquisitions closed in 2013.

General and administrative expenses were relatively unchanged in the first quarter of 2014 as compared to 2013 primarily due to higher incentive compensation and company-wide base salaries, offset by lower acquisition costs and income taxes. We expect general and administrative expenses for the remainder of 2014 to decrease over 2013 primarily due to lower incentive compensation and acquisition costs, partly offset by higher company-wide base salaries. Further, first quarter general and administrative expenses are typically higher than in subsequent quarters due to higher long-term equity incentive compensation recognized for certain employees who meet the age and service eligibility requirements under our retirement plan. Long-term equity incentive compensation awards are typically issued during the first quarter of each year.

Interest Expense

Interest expense was $2.5 million, or 10.5%, lower in the first quarter of 2014 as compared to 2013 primarily due to lower average interest rates, partly offset by higher average debt balances. We expect interest expense for the remainder of 2014 to decrease over 2013 primarily due to lower average interest rates and higher capitalized interest, partly offset by higher average debt balances.

Other Income

Other income was $0.2 million, or 13.6%, lower in the first quarter of 2014 as compared to 2013 primarily due to the repayments in the first quarter of 2014 of $16.5 million of mortgages receivable, which consisted of seller financing provided in connection with 2010 disposition transactions. This decrease in other income was partly offset by a loss on debt extinguishment in the first quarter of 2013. We expect other income for the remainder of 2014 to decrease over 2013 as a result of the repayments of mortgages receivable in the first quarter of 2014.

Equity in Earnings/(Losses) of Unconsolidated Affiliates

Equity in earnings/(losses) of unconsolidated affiliates was $0.5 million lower in the first quarter of 2014 as compared to 2013 primarily due to a net impairment of our investment in Board of Trade Investment Company in the first quarter of 2014 and the previously disclosed acquisitions of certain joint venture interests and assets in the third quarter of 2013. Partly offsetting these impacts was our share of impairments of real estate assets in a joint venture in the first quarter of 2013. We expect equity in earnings of unconsolidated affiliates for the remainder of 2014 to decrease over 2013 primarily due to the reduction of our overall joint venture investments in 2013 and 2014.

Impairments of Real Estate Assets in Discontinued Operations

We recorded impairments of real estate assets of $1.1 million on seven industrial properties in Atlanta, GA in the first quarter of 2013. These impairments were due to a change in the assumed timing of future dispositions and leasing assumptions. We recorded no such impairments in the first quarter of 2014.

Net Gains on Disposition of Discontinued Operations

Net gains on disposition of discontinued operations were $0.9 million lower in the first quarter of 2014 as compared to 2013 due to no disposition activity in 2014 and the recognition of a deferred gain in 2014 on a 2010 disposition transaction that was accounted for using the installment method.

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

Statements of Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in the Company’s cash flows ($ in thousands):

	Three Months Ended March 31,
	2014	2013	Change
Net Cash Provided By Operating Activities	$31,384	$42,119	$(10,735)
Net Cash (Used In) Investing Activities	(44,252)	(99,254)	55,002
Net Cash Provided By Financing Activities	16,028	55,522	(39,494)
Total Cash Flows	$3,160	$(1,613)	$4,773

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

The decrease in net cash provided by operating activities in the first quarter of 2014 as compared to 2013 was primarily due to higher cash paid for operating expenses in 2014, partly offset by higher net cash from the operations of recently acquired properties. We expect net cash provided by operating activities for the remainder of 2014 to be higher as compared to 2013 due to the full year impact of properties acquired in 2013 and higher cash flows from leases signed in 2013 and prior years as free rent periods expire.

The decrease in net cash used in investing activities in the first quarter of 2014 as compared to 2013 was primarily due to lower acquisition activity and higher repayments of mortgages and notes receivable in 2014, partly offset by higher development activity and lower net proceeds from dispositions of real estate assets in 2014. We expect net cash used in investing activities for the remainder of 2014 to be lower as compared to 2013 due to our plans to acquire $100 million to $300 million of office buildings and commence development of $75 million to $150 million of office buildings. Additionally, as of March 31, 2014, we have $135.3 million left to fund of our previously-announced development activity. We expect these uses of cash for investing activities will be partly offset by $100 million to $175 million of non-core dispositions and additional distributions of capital from unconsolidated affiliates in 2014.

The decrease in net cash provided by financing activities in the first quarter of 2014 as compared to 2013 was primarily due to higher proceeds from the issuance of Common Stock in 2013, partly offset by higher net debt borrowings in 2014. Assuming the net effect of our acquisition, disposition, development and joint venture activity in the remainder of 2014 results in an increase in our assets, we would expect outstanding debt balances to increase. However, because we plan to continue to maintain a flexible and conservative balance sheet with mortgages and notes payable and outstanding preferred stock representing around 40% to 45% of the undepreciated book value of our assets, we would also expect higher outstanding balances of Common Stock in such event.

Capitalization

The following table sets forth the Company’s capitalization (in thousands, except per share amounts):

	March 31, 2014	December 31, 2013
Mortgages and notes payable, at recorded book value	$2,012,554	$1,956,299
Financing obligations	$26,443	$26,664
Preferred Stock, at liquidation value	$29,077	$29,077
Common Stock outstanding	90,062	89,921
Common Units outstanding (not owned by the Company)	2,937	2,944
Per share stock price at period end	$38.41	$36.17
Market value of Common Stock and Common Units	$3,572,092	$3,358,927
Total capitalization	$5,640,166	$5,370,967

At March 31, 2014, our mortgages and notes payable and outstanding preferred stock represented 36.2% of our total capitalization and 42.2% of the undepreciated book value of our assets.

Our mortgages and notes payable as of March 31, 2014 consisted of $485.5 million of secured indebtedness with a weighted average interest rate of 4.98% and $1,527.0 million of unsecured indebtedness with a weighted average interest rate of 3.95%. The secured indebtedness was collateralized by real estate assets with an aggregate undepreciated book value of $817.9 million.

Current and Future Cash Needs

Rental and other revenues are our principal source of funds to meet our short-term liquidity requirements. Other sources of funds for short-term liquidity needs include available working capital and borrowings under our existing revolving credit facility. Our short-term liquidity requirements primarily consist of operating expenses, interest and principal amortization on our debt, distributions and capital expenditures, including building improvement costs, tenant improvement costs and lease commissions. Building improvements are capital costs to maintain or enhance existing buildings not typically related to a specific customer. Tenant improvements are the costs required to customize space for the specific needs of customers. We anticipate that our available cash and cash equivalents and cash provided by operating activities, together with cash available from borrowings under our revolving credit facility, will be adequate to meet our short-term liquidity requirements.

Our long-term liquidity uses generally consist of the retirement or refinancing of debt upon maturity (including mortgage debt, our revolving credit facility, term loans and other unsecured debt), funding of existing and new building development or land infrastructure projects and funding acquisitions of buildings and development land. Our expected future capital expenditures for started and/or committed new development projects were $135.3 million at March 31, 2014. Additionally, we may, from time to time, retire some or all of our remaining outstanding Preferred Stock and/or unsecured debt securities through redemptions, open market repurchases, privately negotiated acquisitions or otherwise.

We expect to meet our long-term liquidity needs through a combination of:

•	cash flow from operating activities;

•	bank term loans and borrowings under our revolving credit facility;

•	the issuance of unsecured debt;

•	the issuance of secured debt;

•	the issuance of equity securities by the Company or the Operating Partnership; and

•	the disposition of non-core assets.

2014 Financing Activity

During the first quarter of 2014, we entered into separate sales agreements with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Robert W. Baird & Co. Incorporated, BB&T Capital Markets, a division of BB&T Securities, LLC, Capital One Securities, Inc., Comerica Securities, Inc., Jefferies LLC, Mitsubishi UFJ Securities (USA), Inc., Morgan Stanley & Co. LLC, Piper Jaffray & Co., RBC Capital Markets, LLC and Wells Fargo Securities, LLC. Under the terms of the sales agreements, the Company may offer and sell up to $250.0 million in aggregate gross sales price of shares of common stock from time to time through such firms, acting as agents of the Company or as principals. Sales of the shares, if any, may be made by means of ordinary brokers' transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices or as otherwise agreed with any of such firms. During the first quarter of 2014, the Company issued 23,584 shares of Common Stock at an average gross sales price of $38.29 per share and received net proceeds, after sales commissions, of $0.9 million. We paid less than $0.1 million in sales commissions to Piper Jaffray & Co. during the first quarter of 2014. In early April 2014, the Company issued 50,293 shares of Common Stock at an average gross sales price of $38.38 per share and received net proceeds, after sales commissions, of $1.9 million. We paid less than $0.1 million in sales commissions to Piper Jaffray & Co. during April 2014.

Our $475.0 million unsecured revolving credit facility is scheduled to mature in January 2018 and includes an accordion feature that allows for an additional $75.0 million of borrowing capacity subject to additional lender commitments. Assuming no defaults have occurred, we have an option to extend the maturity for two additional six month periods. The interest rate at our current credit ratings is LIBOR plus 110 basis points and the annual facility fee is 20 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody's Investors Service or Standard & Poor's Ratings Services. We use our revolving credit facility for working capital purposes and for the short-term funding of our development and acquisition activity and, in certain instances, the repayment of other debt. The continued ability to borrow under the revolving credit facility allows us to quickly capitalize on strategic opportunities at short-term interest rates. There was $275.0 million and $409.0 million outstanding under our revolving credit facility at March 31, 2014 and April 21, 2014, respectively. At both March 31, 2014 and April 21, 2014, we had $0.1 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at March 31, 2014 and April 21, 2014 was $199.9 million and $65.9 million, respectively.

On April 1, 2014, we prepaid without penalty the remaining $123.7 million balance on a secured mortgage loan with an effective interest rate of 3.11% that was originally scheduled to mature in July 2014.

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

As of March 31, 2014, the Operating Partnership has the following unsecured notes outstanding ($ in thousands):

	Face Amount	Carrying Amount	Stated Interest Rate	Effective Interest Rate
Notes due March 2017	$379,685	$379,340	5.850%	5.880%
Notes due April 2018	$200,000	$200,000	7.500%	7.500%
Notes due January 2023	$250,000	$247,689	3.625%	3.752%

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

Off Balance Sheet Arrangements

During the first quarter of 2014, Board of Trade Investment Company sold an office property to an unrelated third party for gross proceeds of $8.3 million and recorded a gain of $1.9 million. We expect to receive aggregate net distributions of $4.7 million in connection with our investment in this entity. As our cost basis is different from the basis reflected at the entity level, we recorded a net impairment charge on our investment of $0.4 million. This charge represented the other-than-temporary decline in the fair value below the carrying value of our investment.

Critical Accounting Estimates

There were no changes made by management to the critical accounting policies in the three months ended March 31, 2014. For a description of our critical accounting estimates, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our 2013 Annual Report on Form 10-K.

Non-GAAP Information

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

FFO, FFO available for common stockholders and FFO available for common stockholders per share are non-GAAP financial measures and therefore do not represent net income or net income per share as defined by GAAP. Net income and net income per share as defined by GAAP are the most relevant measures in determining the Company's operating performance because these FFO measures include adjustments that investors may deem subjective, such as adding back expenses such as depreciation, amortization and impairments. Furthermore, FFO available for common stockholders per share does not depict the amount that accrues directly to the stockholders' benefit. Accordingly, FFO, FFO available for common stockholders and FFO available for common stockholders per share should never be considered as alternatives to net income, net income available for common stockholders or net income available for common stockholders per share as indicators of the Company's operating performance.

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

The following table sets forth the Company's FFO, FFO available for common stockholders and FFO available for common stockholders per share ($ in thousands, except per share amounts):

	Three Months Ended March 31,
	2014	2013
Funds from operations:
Net income	$13,576	$13,760
Net (income) attributable to noncontrolling interests in consolidated affiliates	(423)	(203)
Depreciation and amortization of real estate assets	47,593	39,518
Unconsolidated affiliates:
Depreciation and amortization of real estate assets	1,031	2,015
Impairments of depreciable properties	—	1,020
Impairment of investment in unconsolidated affiliate	1,353	—
(Gains) on disposition of depreciable properties	(955)	(421)
Discontinued operations:
Depreciation and amortization of real estate assets	—	2,204
Impairments of depreciable properties	—	1,128
(Gains) on disposition of depreciable properties	(384)	(1,244)
Funds from operations	61,791	57,777
Dividends on Preferred Stock	(627)	(627)
Funds from operations available for common stockholders	$61,164	$57,150
Funds from operations available for common stockholders per share	$0.66	$0.67
Weighted average shares outstanding (1)	93,030	84,862
__________

(1)	Includes assumed conversion of all potentially dilutive Common Stock equivalents.

In addition, the Company believes net operating income from continuing operations (“NOI”) and same property NOI are useful supplemental measures of the Company’s property operating performance because such metrics provide a performance measure of the revenues and expenses directly involved in owning real estate assets and a perspective not immediately apparent from net income or FFO. The Company defines NOI as rental and other revenues from continuing operations, less rental property and other expenses from continuing operations. The Company defines cash NOI as NOI less straight-line rent and lease termination fees. Other REITs may use different methodologies to calculate NOI and same property NOI.

As of March 31, 2014, our same property portfolio consisted of 256 in-service office, industrial and retail properties encompassing 25.8 million rentable square feet that were wholly owned during the entirety of the periods presented (from January 1, 2013 to March 31, 2014). As of December 31, 2013, our same property portfolio consisted of 247 in-service office, industrial and retail properties encompassing 24.1 million rentable square feet that were wholly owned during the entirety of the periods presented (from January 1, 2012 to December 31, 2013). The change in our same property portfolio was due to the addition of eight office properties encompassing 1.6 million rentable square feet acquired during 2012 and one newly developed office property encompassing 0.1 million rentable square feet placed in service during 2012.

Rental and other revenues related to properties not in our same property portfolio were $23.8 million and $4.0 million for the three months ended March 31, 2014 and 2013, respectively. Rental property and other expenses related to properties not in our same property portfolio were $9.5 million and $2.2 million for the three months ended March 31, 2014 and 2013, respectively.

The following table sets forth the Company’s NOI and same property NOI:

	Three Months Ended March 31,
	2014	2013
Income from continuing operations before activity in unconsolidated affiliates	$13,221	$10,864
Other income	(1,399)	(1,619)
Interest expense	21,362	23,868
General and administrative expenses	10,714	10,582
Depreciation and amortization	48,165	40,088
Net operating income from continuing operations	92,063	83,783
Less – non same property and other net operating income	(14,298)	(1,775)
Total same property net operating income from continuing operations	$77,765	$82,008

Rental and other revenues	$148,453	$130,377
Rental property and other expenses	56,390	46,594
Total net operating income from continuing operations	92,063	83,783
Less – non same property and other net operating income	(14,298)	(1,775)
Total same property net operating income from continuing operations	$77,765	$82,008

Total same property net operating income from continuing operations	$77,765	$82,008
Less – straight-line rent and lease termination fees	(2,748)	(4,911)
Same property cash net operating income from continuing operations	$75,017	$77,097

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our market risk as of December 31, 2013, see "Quantitative and Qualitative Disclosures About Market Risk" in our 2013 Annual Report on Form 10-K.

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

SEC rules also require us to establish and maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in internal control over financial reporting during the three months ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. There were also no changes in internal control over financial reporting during the three months ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of 2014, the Company issued an aggregate of 4,417 shares of Common Stock to holders of Common Units in the Operating Partnership upon the redemption of a like number of Common Units in private offerings exempt from the registration requirements pursuant to Section 4(2) of the Securities Act. Each of the holders of Common Units was an accredited investor under Rule 501 of the Securities Act. The resale of such shares was registered by the Company under the Securities Act.

The following table sets forth information related to shares of Common Stock surrendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock during the first quarter of 2014:

	Total Number of Shares Purchased	Weighted Average Price Paid per Share

January 1 to January 31	—	$—
February 1 to February 28	—	—
March 1 to March 31	39,868	37.12
Total	39,868	$37.12

ITEM 6. EXHIBITS

Exhibit Number	Description
1
Form of Sales Agreement, dated February 11, 2014, among Highwoods Properties, Inc., Highwoods Realty Limited Partnership and each of the firms named therein (filed as part of the Company's Current Report on Form 8-K dated February 11, 2014)

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

Date: April 29, 2014