Form 10-Q
period 2014-06-30
HIGHWOODS PROPERTIES INC; HIGHWOODS REALTY LTD PARTNERSHIP
filed 2014-07-29
CIK 921082, 941713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The Company had 90,361,707 shares of Common Stock outstanding as of July 21, 2014.

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

Certain information contained herein is presented as of July 21, 2014, the latest practicable date for financial information prior to the filing of this Quarterly Report.

This report combines the Quarterly Reports on Form 10-Q for the period ended June 30, 2014 of the Company and the Operating Partnership. We believe combining the quarterly reports into this single report results in the following benefits:

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

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2014

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HIGHWOODS PROPERTIES, INC.
Consolidated Balance Sheets
(Unaudited and in thousands, except share and per share data)

	June 30, 2014	December 31, 2013
Assets:
Real estate assets, at cost:
Land	$382,575	$393,602
Buildings and tenant improvements	3,724,554	3,748,869
Development in process	114,790	44,621
Land held for development	104,873	110,374
	4,326,792	4,297,466
Less-accumulated depreciation	(1,011,477)	(985,244)
Net real estate assets	3,315,315	3,312,222
Real estate and other assets, net, held for sale	68,159	—
Cash and cash equivalents	18,699	10,184
Restricted cash	10,602	14,169
Accounts receivable, net of allowance of $1,390 and $1,648, respectively	27,972	26,430
Mortgages and notes receivable, net of allowance of $275 and $302, respectively	10,140	26,409
Accrued straight-line rents receivable, net of allowance of $798 and $1,063, respectively	132,051	126,014
Investments in unconsolidated affiliates	30,387	29,901
Deferred financing and leasing costs, net of accumulated amortization of $102,430 and $92,220, respectively	218,022	222,211
Prepaid expenses and other assets, net of accumulated amortization of $13,466 and $12,905, respectively	45,453	39,561
Total Assets	$3,876,800	$3,807,101
Liabilities, Noncontrolling Interests in the Operating Partnership and Equity:
Mortgages and notes payable	$2,058,972	$1,956,299
Accounts payable, accrued expenses and other liabilities	219,296	218,962
Financing obligations	24,672	26,664
Total Liabilities	2,302,940	2,201,925
Commitments and contingencies
Noncontrolling interests in the Operating Partnership	123,205	106,480
Equity:
Preferred Stock, $.01 par value, 50,000,000 authorized shares;
8.625% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 29,077 shares issued and outstanding	29,077	29,077
Common Stock, $.01 par value, 200,000,000 authorized shares;
90,361,707 and 89,920,915 shares issued and outstanding, respectively	904	899
Additional paid-in capital	2,366,281	2,370,368
Distributions in excess of net income available for common stockholders	(962,205)	(920,433)
Accumulated other comprehensive loss	(4,719)	(2,611)
Total Stockholders’ Equity	1,429,338	1,477,300
Noncontrolling interests in consolidated affiliates	21,317	21,396
Total Equity	1,450,655	1,498,696
Total Liabilities, Noncontrolling Interests in the Operating Partnership and Equity	$3,876,800	$3,807,101

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Income
(Unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Rental and other revenues	$152,722	$132,618	$301,175	$262,995
Operating expenses:
Rental property and other expenses	55,275	47,317	111,665	93,911
Depreciation and amortization	50,443	40,624	98,608	80,712
Impairments of real estate assets	588	—	588	—
General and administrative	8,733	8,397	19,447	18,979
Total operating expenses	115,039	96,338	230,308	193,602
Interest expense:
Contractual	20,640	22,398	41,390	45,196
Amortization of deferred financing costs	799	948	1,451	1,897
Financing obligations	(226)	(60)	(266)	61
	21,213	23,286	42,575	47,154
Other income:
Interest and other income	1,410	1,617	2,809	3,400
Gains/(losses) on debt extinguishment	18	—	18	(164)
	1,428	1,617	2,827	3,236
Income from continuing operations before disposition of investment properties and activity in unconsolidated affiliates	17,898	14,611	31,119	25,475
Gains/(losses) on disposition of property	5,947	(37)	5,947	(37)
Equity in earnings of unconsolidated affiliates	667	913	638	1,349
Income from continuing operations	24,512	15,487	37,704	26,787
Discontinued operations:
Income from discontinued operations	—	1,995	—	4,339
Impairments of real estate assets	—	(1,066)	—	(2,194)
Net gains on disposition of discontinued operations	—	13,163	384	14,407
	—	14,092	384	16,552
Net income	24,512	29,579	38,088	43,339
Net (income) attributable to noncontrolling interests in the Operating Partnership	(742)	(1,243)	(1,140)	(1,824)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(438)	(187)	(861)	(390)
Dividends on Preferred Stock	(627)	(627)	(1,254)	(1,254)
Net income available for common stockholders	$22,705	$27,522	$34,833	$39,871
Earnings per Common Share – basic:
Income from continuing operations available for common stockholders	$0.25	$0.17	$0.38	$0.30
Income from discontinued operations available for common stockholders	—	0.16	0.01	0.19
Net income available for common stockholders	$0.25	$0.33	$0.39	$0.49
Weighted average Common Shares outstanding – basic	90,254	82,811	90,111	81,925
Earnings per Common Share – diluted:
Income from continuing operations available for common stockholders	$0.25	$0.17	$0.38	$0.30
Income from discontinued operations available for common stockholders	—	0.16	0.01	0.19
Net income available for common stockholders	$0.25	$0.33	$0.39	$0.49
Weighted average Common Shares outstanding – diluted	93,312	86,631	93,172	85,752
Dividends declared per Common Share	$0.425	$0.425	$0.850	$0.850
Net income available for common stockholders:
Income from continuing operations available for common stockholders	$22,705	$14,033	$34,461	$24,031
Income from discontinued operations available for common stockholders	—	13,489	372	15,840
Net income available for common stockholders	$22,705	$27,522	$34,833	$39,871
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Comprehensive income:
Net income	$24,512	$29,579	$38,088	$43,339
Other comprehensive income/(loss):
Unrealized gains/(losses) on tax increment financing bond	105	(91)	270	299
Unrealized gains/(losses) on cash flow hedges	(2,846)	6,319	(4,250)	6,599
Amortization of cash flow hedges	944	800	1,872	1,588
Total other comprehensive income/(loss)	(1,797)	7,028	(2,108)	8,486
Total comprehensive income	22,715	36,607	35,980	51,825
Less-comprehensive (income) attributable to noncontrolling interests	(1,180)	(1,430)	(2,001)	(2,214)
Comprehensive income attributable to common stockholders	$21,535	$35,177	$33,979	$49,611

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Equity
(Unaudited and in thousands, except share amounts)

	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2013	89,920,915	$899	$29,077	$2,370,368	$(2,611)	$21,396	$(920,433)	$1,498,696
Issuances of Common Stock, net of shares redeemed for tax withholdings	281,992	3	—	8,709	—	—	—	8,712
Conversions of Common Units to Common Stock	4,417	—	—	162	—	—	—	162
Dividends on Common Stock		—	—	—	—	—	(76,605)	(76,605)
Dividends on Preferred Stock		—	—	—	—	—	(1,254)	(1,254)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	(18,337)	—	—	—	(18,337)
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(940)	—	(940)
Issuances of restricted stock	154,383	—	—	—	—	—	—	—
Share-based compensation expense, net of forfeitures		2	—	5,379	—	—	—	5,381
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(1,140)	(1,140)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	861	(861)	—
Comprehensive income:
Net income		—	—	—	—	—	38,088	38,088
Other comprehensive loss		—	—	—	(2,108)	—	—	(2,108)
Total comprehensive income								35,980
Balance at June 30, 2014	90,361,707	$904	$29,077	$2,366,281	$(4,719)	$21,317	$(962,205)	$1,450,655

	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2012	80,311,437	$803	$29,077	$2,040,306	$(12,628)	$4,753	$(897,418)	$1,164,893
Issuances of Common Stock, net of shares redeemed for tax withholdings	3,434,687	34	—	122,456	—	—	—	122,490
Conversions of Common Units to Common Stock	72,471	—	—	2,851	—	—	—	2,851
Dividends on Common Stock		—	—	—	—	—	(69,563)	(69,563)
Dividends on Preferred Stock		—	—	—	—	—	(1,254)	(1,254)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	(9,649)	—	—	—	(9,649)
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(408)	—	(408)
Issuances of restricted stock	151,630	—	—	—	—	—	—	—
Share-based compensation expense, net of forfeitures	(1,813)	3	—	4,734	—	—	—	4,737
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(1,824)	(1,824)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	390	(390)	—
Comprehensive income:
Net income		—	—	—	—	—	43,339	43,339
Other comprehensive income		—	—	—	8,486	—	—	8,486
Total comprehensive income								51,825
Balance at June 30, 2013	83,968,412	$840	$29,077	$2,160,698	$(4,142)	$4,735	$(927,110)	$1,264,098

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Six Months Ended June 30,
	2014	2013
Operating activities:
Net income	$38,088	$43,339
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	98,608	84,767
Amortization of lease incentives and acquisition-related intangible assets and liabilities	234	(198)
Share-based compensation expense	5,381	4,737
Allowance for losses on accounts and accrued straight-line rents receivable	1,278	380
Accrued interest on mortgages and notes receivable	(232)	—
Amortization of deferred financing costs	1,451	1,897
Amortization of cash flow hedges	1,872	1,588
Amortization of mortgages and notes payable fair value adjustments	(902)	—
Impairments of real estate assets	588	2,194
(Gains)/losses on debt extinguishment	(18)	164
Net gains on disposition of property	(6,331)	(14,370)
Equity in earnings of unconsolidated affiliates	(638)	(1,349)
Changes in financing obligations	(628)	(391)
Distributions of earnings from unconsolidated affiliates	1,216	2,827
Changes in operating assets and liabilities:
Accounts receivable	1,491	2,295
Prepaid expenses and other assets	(4,962)	(2,284)
Accrued straight-line rents receivable	(10,365)	(8,009)
Accounts payable, accrued expenses and other liabilities	(11,597)	(661)
Net cash provided by operating activities	114,534	116,926
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	—	(228,461)
Investments in development in process	(69,928)	(11,499)
Investments in tenant improvements and deferred leasing costs	(54,794)	(42,343)
Investments in building improvements	(28,877)	(26,466)
Net proceeds from disposition of real estate assets	8,975	60,381
Distributions of capital from unconsolidated affiliates	468	435
Investments in mortgages and notes receivable	(234)	(432)
Repayments of mortgages and notes receivable	16,817	276
Investments in unconsolidated affiliates	(6,225)	(429)
Changes in restricted cash and other investing activities	686	7,853
Net cash (used in) investing activities	(133,112)	(240,685)
Financing activities:
Dividends on Common Stock	(76,605)	(69,563)
Redemptions of Common Units	(93)	—
Dividends on Preferred Stock	(1,254)	(1,254)
Distributions to noncontrolling interests in the Operating Partnership	(2,497)	(3,140)
Distributions to noncontrolling interests in consolidated affiliates	(940)	(408)
Proceeds from the issuance of Common Stock	11,404	126,738
Costs paid for the issuance of Common Stock	(42)	(1,711)
Repurchase of shares related to tax withholdings	(2,650)	(2,537)
Borrowings on revolving credit facility	302,100	346,300
Repayments of revolving credit facility	(360,800)	(233,900)
Borrowings on mortgages and notes payable	296,949	—
Repayments of mortgages and notes payable	(134,648)	(39,610)
Payments on financing obligations	(1,364)	(575)
Additions to deferred financing costs and other financing activities	(2,467)	(242)
Net cash provided by financing activities	27,093	120,098
Net increase/(decrease) in cash and cash equivalents	$8,515	$(3,661)
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows – Continued
(Unaudited and in thousands)

	Six Months Ended June 30,
	2014	2013
Net increase/(decrease) in cash and cash equivalents	$8,515	$(3,661)
Cash and cash equivalents at beginning of the period	10,184	13,783
Cash and cash equivalents at end of the period	$18,699	$10,122

Supplemental disclosure of cash flow information:

	Six Months Ended June 30,
	2014	2013
Cash paid for interest, net of amounts capitalized	$41,468	$40,480

Supplemental disclosure of non-cash investing and financing activities:

	Six Months Ended June 30,
	2014	2013
Unrealized gains/(losses) on cash flow hedges	$(4,250)	$6,599
Conversions of Common Units to Common Stock	162	2,851
Changes in accrued capital expenditures	10,726	12,618
Write-off of fully depreciated real estate assets	16,994	17,732
Write-off of fully amortized deferred financing and leasing costs	13,273	11,363
Unrealized gains on marketable securities of non-qualified deferred compensation plan	210	312
Adjustment of noncontrolling interests in the Operating Partnership to fair value	18,337	9,649
Unrealized gains on tax increment financing bond	270	299
Receivable related to redemption of investment in unconsolidated affiliate	4,660	—

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Balance Sheets
(Unaudited and in thousands, except unit and per unit data)

	June 30, 2014	December 31, 2013
Assets:
Real estate assets, at cost:
Land	$382,575	$393,602
Buildings and tenant improvements	3,724,554	3,748,869
Development in process	114,790	44,621
Land held for development	104,873	110,374
	4,326,792	4,297,466
Less-accumulated depreciation	(1,011,477)	(985,244)
Net real estate assets	3,315,315	3,312,222
Real estate and other assets, net, held for sale	68,159	—
Cash and cash equivalents	18,793	10,281
Restricted cash	10,602	14,169
Accounts receivable, net of allowance of $1,390 and $1,648, respectively	27,972	26,430
Mortgages and notes receivable, net of allowance of $275 and $302, respectively	10,140	26,409
Accrued straight-line rents receivable, net of allowance of $798 and $1,063, respectively	132,051	126,014
Investments in unconsolidated affiliates	30,387	29,901
Deferred financing and leasing costs, net of accumulated amortization of $102,430 and $92,220, respectively	218,022	222,211
Prepaid expenses and other assets, net of accumulated amortization of $13,466 and $12,905, respectively	45,383	39,561
Total Assets	$3,876,824	$3,807,198
Liabilities, Redeemable Operating Partnership Units and Equity:
Mortgages and notes payable	$2,058,972	$1,956,299
Accounts payable, accrued expenses and other liabilities	219,250	218,887
Financing obligations	24,672	26,664
Total Liabilities	2,302,894	2,201,850
Commitments and contingencies
Redeemable Operating Partnership Units:
Common Units, 2,936,955 and 2,943,872 outstanding, respectively	123,205	106,480
Series A Preferred Units (liquidation preference $1,000 per unit), 29,077 units issued and outstanding	29,077	29,077
Total Redeemable Operating Partnership Units	152,282	135,557
Equity:
Common Units:
General partner Common Units, 928,899 and 924,560 outstanding, respectively	14,048	14,508
Limited partner Common Units, 89,024,000 and 88,587,546 outstanding, respectively	1,391,002	1,436,498
Accumulated other comprehensive loss	(4,719)	(2,611)
Noncontrolling interests in consolidated affiliates	21,317	21,396
Total Equity	1,421,648	1,469,791
Total Liabilities, Redeemable Operating Partnership Units and Equity	$3,876,824	$3,807,198

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Income
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Rental and other revenues	$152,722	$132,618	$301,175	$262,995
Operating expenses:
Rental property and other expenses	55,258	47,295	111,632	93,915
Depreciation and amortization	50,443	40,624	98,608	80,712
Impairments of real estate assets	588	—	588	—
General and administrative	8,750	8,419	19,480	18,975
Total operating expenses	115,039	96,338	230,308	193,602
Interest expense:
Contractual	20,640	22,398	41,390	45,196
Amortization of deferred financing costs	799	948	1,451	1,897
Financing obligations	(226)	(60)	(266)	61
	21,213	23,286	42,575	47,154
Other income:
Interest and other income	1,410	1,617	2,809	3,400
Gains/(losses) on debt extinguishment	18	—	18	(164)
	1,428	1,617	2,827	3,236
Income from continuing operations before disposition of investment properties and activity in unconsolidated affiliates	17,898	14,611	31,119	25,475
Gains/(losses) on disposition of property	5,947	(37)	5,947	(37)
Equity in earnings of unconsolidated affiliates	667	916	638	1,299
Income from continuing operations	24,512	15,490	37,704	26,737
Discontinued operations:
Income from discontinued operations	—	1,995	—	4,339
Impairments of real estate assets	—	(1,066)	—	(2,194)
Net gains on disposition of discontinued operations	—	13,163	384	14,407
	—	14,092	384	16,552
Net income	24,512	29,582	38,088	43,289
Net (income) attributable to noncontrolling interests in consolidated affiliates	(438)	(187)	(861)	(390)
Distributions on Preferred Units	(627)	(627)	(1,254)	(1,254)
Net income available for common unitholders	$23,447	$28,768	$35,973	$41,645
Earnings per Common Unit – basic:
Income from continuing operations available for common unitholders	$0.25	$0.17	$0.38	$0.30
Income from discontinued operations available for common unitholders	—	0.16	0.01	0.19
Net income available for common unitholders	$0.25	$0.33	$0.39	$0.49
Weighted average Common Units outstanding – basic	92,782	86,090	92,640	85,223
Earnings per Common Unit – diluted:
Income from continuing operations available for common unitholders	$0.25	$0.17	$0.38	$0.30
Income from discontinued operations available for common unitholders	—	0.16	0.01	0.19
Net income available for common unitholders	$0.25	$0.33	$0.39	$0.49
Weighted average Common Units outstanding – diluted	92,903	86,222	92,763	85,343
Distributions declared per Common Unit	$0.425	$0.425	$0.850	$0.850
Net income available for common unitholders:
Income from continuing operations available for common unitholders	$23,447	$14,676	$35,589	$25,093
Income from discontinued operations available for common unitholders	—	14,092	384	16,552
Net income available for common unitholders	$23,447	$28,768	$35,973	$41,645
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Comprehensive income:
Net income	$24,512	$29,582	$38,088	$43,289
Other comprehensive income/(loss):
Unrealized gains/(losses) on tax increment financing bond	105	(91)	270	299
Unrealized gains/(losses) on cash flow hedges	(2,846)	6,319	(4,250)	6,599
Amortization of cash flow hedges	944	800	1,872	1,588
Total other comprehensive income/(loss)	(1,797)	7,028	(2,108)	8,486
Total comprehensive income	22,715	36,610	35,980	51,775
Less-comprehensive (income) attributable to noncontrolling interests	(438)	(187)	(861)	(390)
Comprehensive income attributable to common unitholders	$22,277	$36,423	$35,119	$51,385

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Capital
(Unaudited and in thousands)

	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total Partners’ Capital
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2013	$14,508	$1,436,498	$(2,611)	$21,396	$1,469,791
Issuances of Common Units, net of units redeemed for tax withholdings	87	8,625	—	—	8,712
Redemptions of Common Units	(1)	(92)	—	—	(93)
Distributions paid on Common Units	(788)	(77,966)	—	—	(78,754)
Distributions paid on Preferred Units	(13)	(1,241)	—	—	(1,254)
Share-based compensation expense, net of forfeitures	54	5,327	—	—	5,381
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(940)	(940)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	(171)	(17,004)	—	—	(17,175)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(9)	(852)	—	861	—
Comprehensive income:
Net income	381	37,707	—	—	38,088
Other comprehensive loss	—	—	(2,108)	—	(2,108)
Total comprehensive income					35,980
Balance at June 30, 2014	$14,048	$1,391,002	$(4,719)	$21,317	$1,421,648

	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total Partners’ Capital
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2012	$11,427	$1,131,481	$(12,628)	$4,753	$1,135,033
Issuances of Common Units, net of units redeemed for tax withholdings	1,225	121,265	—	—	122,490
Distributions paid on Common Units	(724)	(71,631)	—	—	(72,355)
Distributions paid on Preferred Units	(13)	(1,241)	—	—	(1,254)
Share-based compensation expense, net of forfeitures	47	4,690	—	—	4,737
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(408)	(408)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	(59)	(5,927)	—	—	(5,986)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(4)	(386)	—	390	—
Comprehensive income:
Net income	433	42,856	—	—	43,289
Other comprehensive income	—	—	8,486	—	8,486
Total comprehensive income					51,775
Balance at June 30, 2013	$12,332	$1,221,107	$(4,142)	$4,735	$1,234,032

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Six Months Ended June 30,
	2014	2013
Operating activities:
Net income	$38,088	$43,289
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	98,608	84,767
Amortization of lease incentives and acquisition-related intangible assets and liabilities	234	(198)
Share-based compensation expense	5,381	4,737
Allowance for losses on accounts and accrued straight-line rents receivable	1,278	380
Accrued interest on mortgages and notes receivable	(232)	—
Amortization of deferred financing costs	1,451	1,897
Amortization of cash flow hedges	1,872	1,588
Amortization of mortgages and notes payable fair value adjustments	(902)	—
Impairments of real estate assets	588	2,194
(Gains)/losses on debt extinguishment	(18)	164
Net gains on disposition of property	(6,331)	(14,370)
Equity in earnings of unconsolidated affiliates	(638)	(1,299)
Changes in financing obligations	(628)	(391)
Distributions of earnings from unconsolidated affiliates	1,216	2,814
Changes in operating assets and liabilities:
Accounts receivable	1,491	2,295
Prepaid expenses and other assets	(4,892)	(2,189)
Accrued straight-line rents receivable	(10,365)	(8,009)
Accounts payable, accrued expenses and other liabilities	(11,568)	(587)
Net cash provided by operating activities	114,633	117,082
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	—	(228,461)
Investments in development in process	(69,928)	(11,499)
Investments in tenant improvements and deferred leasing costs	(54,794)	(42,343)
Investments in building improvements	(28,877)	(26,466)
Net proceeds from disposition of real estate assets	8,975	60,381
Distributions of capital from unconsolidated affiliates	468	435
Investments in mortgages and notes receivable	(234)	(432)
Repayments of mortgages and notes receivable	16,817	276
Investments in unconsolidated affiliates	(6,225)	(429)
Changes in restricted cash and other investing activities	686	7,853
Net cash (used in) investing activities	(133,112)	(240,685)
Financing activities:
Distributions on Common Units	(78,754)	(72,355)
Redemptions of Common Units	(93)	—
Distributions on Preferred Units	(1,254)	(1,254)
Distributions to noncontrolling interests in consolidated affiliates	(940)	(408)
Proceeds from the issuance of Common Units	11,404	126,738
Costs paid for the issuance of Common Units	(42)	(1,711)
Repurchase of units related to tax withholdings	(2,650)	(2,537)
Borrowings on revolving credit facility	302,100	346,300
Repayments of revolving credit facility	(360,800)	(233,900)
Borrowings on mortgages and notes payable	296,949	—
Repayments of mortgages and notes payable	(134,648)	(39,610)
Payments on financing obligations	(1,364)	(575)
Additions to deferred financing costs and other financing activities	(2,917)	(747)
Net cash provided by financing activities	26,991	119,941
Net increase/(decrease) in cash and cash equivalents	$8,512	$(3,662)
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows - Continued
(Unaudited and in thousands)

	Six Months Ended June 30,
	2014	2013
Net increase/(decrease) in cash and cash equivalents	$8,512	$(3,662)
Cash and cash equivalents at beginning of the period	10,281	13,867
Cash and cash equivalents at end of the period	$18,793	$10,205

Supplemental disclosure of cash flow information:

	Six Months Ended June 30,
	2014	2013
Cash paid for interest, net of amounts capitalized	$41,468	$40,480

Supplemental disclosure of non-cash investing and financing activities:

	Six Months Ended June 30,
	2014	2013
Unrealized gains/(losses) on cash flow hedges	$(4,250)	$6,599
Changes in accrued capital expenditures	10,726	12,618
Write-off of fully depreciated real estate assets	16,994	17,732
Write-off of fully amortized deferred financing and leasing costs	13,273	11,363
Unrealized gains on marketable securities of non-qualified deferred compensation plan	210	312
Adjustment of Redeemable Common Units to fair value	16,725	5,482
Unrealized gains on tax increment financing bond	270	299
Receivable related to redemption of investment in unconsolidated affiliate	4,660	—

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(tabular dollar amounts in thousands, except per share and per unit data)
(Unaudited)

1.    Description of Business and Significant Accounting Policies

Description of Business

Highwoods Properties, Inc. (the “Company”) is a fully-integrated real estate investment trust (“REIT”) that provides leasing, management, development, construction and other customer-related services for its properties and for third parties. The Company conducts its activities through Highwoods Realty Limited Partnership (the “Operating Partnership”). At June 30, 2014, we owned or had an interest in 32.1 million rentable square feet of in-service office, industrial and retail properties, 0.9 million rentable square feet of office properties under development and approximately 600 acres of development land.

The Company is the sole general partner of the Operating Partnership. At June 30, 2014, the Company owned all of the Preferred Units and 90.0 million, or 96.9%, of the Common Units in the Operating Partnership. Limited partners own the remaining 2.9 million Common Units. During the six months ended June 30, 2014, the Company redeemed 2,500 Common Units for less than $0.1 million in cash and redeemed 4,417 Common Units for a like number of shares of Common Stock.

Common Stock Offerings

During the three and six months ended June 30, 2014, the Company issued 50,293 and 73,877 shares of Common Stock, respectively, under its equity sales agreements at an average gross sales price of $38.38 and $38.35 per share, respectively, and received net proceeds, after sales commissions, of $1.9 million and $2.8 million, respectively. As a result of this activity and the redemptions discussed above, the percentage of Common Units owned by the Company increased from 96.8% at December 31, 2013 to 96.9% at June 30, 2014.

Basis of Presentation

Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Our Consolidated Statements of Income for the three and six months ended June 30, 2013 were retrospectively revised from previously reported amounts to reflect in discontinued operations the operations for those properties classified as discontinued operations.

The Company's Consolidated Financial Statements include the Operating Partnership, wholly owned subsidiaries and those entities in which the Company has the controlling interest. The Operating Partnership's Consolidated Financial Statements include wholly owned subsidiaries and those entities in which the Operating Partnership has the controlling interest. All intercompany transactions and accounts have been eliminated. At June 30, 2014 and December 31, 2013, we had involvement with, but are not the primary beneficiary in, an entity that we concluded to be a variable interest entity (see Note 3).

The unaudited interim consolidated financial statements and accompanying unaudited consolidated financial information, in the opinion of management, contain all adjustments (including normal recurring accruals) necessary for a fair presentation of our financial position, results of operations and cash flows. We have condensed or omitted certain notes and other information from the interim Consolidated Financial Statements presented in this Quarterly Report as permitted by SEC rules and regulations. These Consolidated Financial Statements should be read in conjunction with our 2013 Annual Report on Form 10-K.

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
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

1.    Description of Business and Significant Accounting Policies – Continued

Recently Issued Accounting Standards

The Financial Accounting Standards Board ("FASB") recently issued an accounting standard update that requires only those real estate asset sales representing a strategic shift in operations (e.g., a disposal of a major geographic area or a major line of business) to be reflected in discontinued operations. This accounting standard update is required to be adopted in 2015. Early adoption is permitted, but only for real estate asset sales that have not been previously reflected as discontinued operations. We elected to early adopt the accounting standard update as of April 1, 2014, resulting in the operations of current period dispositions and property classified as held for sale at June 30, 2014 being included in continuing operations on our Consolidated Statements of Income.  Prior to adoption, we were generally required to reflect all real estate asset sales as discontinued operations, which required reclassification of the earnings of the sold assets from continuing operations for all periods presented.

The FASB recently issued an accounting standard update that requires the use of a new five-step model to recognize revenue from customer contracts. The five-step model requires that we identify the contract with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when we satisfy the performance obligations. We will also be required to disclose information regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The accounting standard update is required to be adopted in 2017. Retrospective application is required either to all periods presented or with the cumulative effect of initial adoption recognized in the period of adoption. We are in the process of evaluating this accounting standard update.

2.    Real Estate Assets

Dispositions

During the second quarter of 2014, we sold two land parcels in Atlanta, GA in separate transactions for an aggregate sale price of $9.5 million and recorded aggregate gains on disposition of property of $5.9 million.

Impairments

During the second quarter of 2014, we recorded impairments of real estate assets of $0.6 million on an office property in Greensboro, NC. This impairment was due to a change in the assumed timing of future disposition and leasing assumptions, which reduced the future expected cash flows from the impaired property.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

3.    Mortgages and Notes Receivable

The following table sets forth our mortgages and notes receivable:

	June 30, 2014	December 31, 2013
Seller financing (first mortgages)	$—	$16,454
Less allowance	—	—
	—	16,454
Mortgage receivable	9,901	9,435
Less allowance	—	—
	9,901	9,435
Promissory notes	514	822
Less allowance	(275)	(302)
	239	520
Mortgages and notes receivable, net	$10,140	$26,409

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

During 2012, we provided secured acquisition financing to a third party. We also agreed to loan such third party $8.4 million on a secured basis to fund future infrastructure development. As of June 30, 2014, $0.5 million has been funded to the third party for infrastructure development. We concluded this arrangement to be an interest in a variable interest entity. However, since we do not have the power to direct matters that most significantly impact the activities of the entity, we do not qualify as the primary beneficiary. Accordingly, the entity is not consolidated. Our risk of loss with respect to this arrangement is limited to the carrying value of the mortgage receivable and the future infrastructure development funding commitment.

We evaluate the ability to collect our mortgages and notes receivable by monitoring the leasing statistics and/or market fundamentals of these assets. As of June 30, 2014, our mortgages and notes receivable were not in default and there were no other indicators of impairment.

The following table sets forth our notes receivable allowance, which relates only to promissory notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Beginning notes receivable allowance	$300	$437	$302	$182
Recoveries/write-offs/other	(25)	(61)	(27)	194
Total notes receivable allowance	$275	$376	$275	$376

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

The following table sets forth the summarized income statements of our unconsolidated affiliates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Income Statements:
Rental and other revenues	$12,845	$23,935	$25,278	$47,451
Expenses:
Rental property and other expenses	6,236	11,739	12,439	22,948
Depreciation and amortization	3,328	6,227	6,817	12,373
Impairments of real estate assets	—	—	—	4,790
Interest expense	2,301	4,689	4,512	9,428
Total expenses	11,865	22,655	23,768	49,539
Income/(loss) before disposition of properties	980	1,280	1,510	(2,088)
Gains on disposition of properties	—	43	1,949	67
Net income/(loss)	$980	$1,323	$3,459	$(2,021)
Our share of:
Depreciation and amortization	$923	$2,092	$1,954	$4,107
Impairments of real estate assets	$—	$—	$—	$1,020
Interest expense	$764	$1,732	$1,540	$3,484
Gains on disposition of properties	$—	$10	$955	$431
Net income	$491	$571	$1,646	$575

Our share of net income	$491	$571	$1,646	$575
Adjustments for management and other fees	176	342	345	774
Impairment of investment in unconsolidated affiliate	—	—	(1,353)	—
Equity in earnings of unconsolidated affiliates	$667	$913	$638	$1,349

Board of Trade Investment Company ("Board of Trade")

During the first quarter of 2014, Board of Trade sold an office property to an unrelated third party for gross proceeds of $8.3 million and recorded a gain of $1.9 million. As our cost basis was different from the basis reflected at the entity level, we recorded a net impairment charge on our investment of $0.4 million. This charge represented the other-than-temporary decline in the fair value below the carrying value of our investment. During the second quarter of 2014, our 49.0% interest in Board of Trade was redeemed in exchange for $4.7 million.

Highwoods KC Glenridge Office, LLC (“KC Glenridge”)

During the second quarter of 2014, KC Glenridge paid at maturity the remaining $14.9 million balance on a secured mortgage loan with an effective interest rate of 4.84%.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

5.    Intangible Assets and Below Market Lease Liabilities

The following table sets forth total intangible assets and acquisition-related below market lease liabilities, net of accumulated amortization:

	June 30, 2014	December 31, 2013
Assets:
Deferred financing costs	$19,567	$17,363
Less accumulated amortization	(6,434)	(5,204)
	13,133	12,159
Deferred leasing costs (including lease incentives and above market lease and in-place lease acquisition-related intangible assets)	300,885	297,068
Less accumulated amortization	(95,996)	(87,016)
	204,889	210,052
Deferred financing and leasing costs, net	$218,022	$222,211

Liabilities (in accounts payable, accrued expenses and other liabilities):
Acquisition-related below market lease liabilities	$54,903	$55,323
Less accumulated amortization	(11,080)	(8,478)
	$43,823	$46,845

The following table sets forth amortization of intangible assets and below market lease liabilities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Amortization of deferred financing costs	$799	$948	$1,451	$1,897
Amortization of deferred leasing costs and acquisition-related intangible assets (in depreciation and amortization)	$10,050	$7,888	$19,978	$15,963
Amortization of lease incentives (in rental and other revenues)	$399	$340	$750	$716
Amortization of acquisition-related intangible assets (in rental and other revenues)	$1,114	$484	$2,230	$950
Amortization of acquisition-related intangible assets (in rental property and other expenses)	$139	$139	$276	$276
Amortization of acquisition-related below market lease liabilities (in rental and other revenues)	$(1,500)	$(1,031)	$(3,022)	$(2,153)

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

5.    Intangible Assets and Below Market Lease Liabilities - Continued

The following table sets forth scheduled future amortization of intangible assets and below market lease liabilities:

	Amortization of Deferred Financing Costs	Amortization of Deferred Leasing Costs and Acquisition-Related Intangible Assets (in Depreciation and Amortization)	Amortization of Lease Incentives (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental Property and Other Expenses)	Amortization of Acquisition-Related Below Market Lease Liabilities (in Rental and Other Revenues)
July 1 through December 31, 2014	$1,558	$18,266	$689	$2,107	$277	$(2,979)
2015	3,087	34,839	1,135	3,619	553	(5,718)
2016	2,823	29,299	934	2,810	553	(5,427)
2017	2,529	25,379	843	2,269	553	(5,164)
2018	1,404	21,095	748	1,426	553	(5,016)
Thereafter	1,732	49,508	2,580	3,768	1,086	(19,519)
	$13,133	$178,386	$6,929	$15,999	$3,575	$(43,823)
Weighted average remaining amortization periods as of June 30, 2014 (in years)	4.8	6.5	8.2	6.6	6.5	8.7

6.    Mortgages and Notes Payable

The following table sets forth our mortgages and notes payable:

	June 30, 2014	December 31, 2013
Secured indebtedness	$352,857	$488,664
Unsecured indebtedness	1,706,115	1,467,635
Total mortgages and notes payable	$2,058,972	$1,956,299

At June 30, 2014, our secured mortgage loans were collateralized by real estate assets with an aggregate undepreciated book value of $652.4 million.

Our $475.0 million unsecured revolving credit facility is scheduled to mature in January 2018 and includes an accordion feature that allows for an additional $75.0 million of borrowing capacity subject to additional lender commitments. Assuming no defaults have occurred, we have an option to extend the maturity for two additional six-month periods. The interest rate at our current credit ratings is LIBOR plus 110 basis points and the annual facility fee is 20 basis points. There was $157.0 million and $181.0 million outstanding under our revolving credit facility at June 30, 2014 and July 21, 2014, respectively. At both June 30, 2014 and July 21, 2014, we had $0.1 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at June 30, 2014 and July 21, 2014 was $317.9 million and $293.9 million, respectively.

During the second quarter of 2014, the Operating Partnership issued $300 million aggregate principal amount of 3.20% Notes due June 15, 2021, less original issue discount of $3.1 million. These notes were priced at 98.983% for an effective yield of 3.363%. Underwriting fees and other expenses were incurred that aggregated $2.4 million; these costs were deferred and will be amortized over the term of the notes.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

6.    Mortgages and Notes Payable - Continued

During the second quarter of 2014, we prepaid without penalty the remaining $123.7 million balance on a secured mortgage loan with an effective interest rate of 3.11% that was originally scheduled to mature in July 2014.

During the second quarter of 2014, we prepaid the remaining $7.2 million balance on a secured mortgage loan with an effective interest rate of 3.32% that was originally scheduled to mature in August 2014. We recorded less than $0.1 million of gain on debt extinguishment related to this prepayment.

We are currently in compliance with financial covenants and other requirements with respect to our consolidated debt.

7.	Derivative Financial Instruments

Our interest rate swaps have been designated as and are being accounted for as cash flow hedges with changes in fair value recorded in other comprehensive income each reporting period. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on our cash flow hedges during the six months ended June 30, 2014. We have no collateral requirements related to our interest rate swaps.

Amounts reported in accumulated other comprehensive loss ("AOCL") related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the period from July 1, 2014 through June 30, 2015, we estimate that $3.4 million will be reclassified to interest expense.

The following table sets forth the gross fair value of our derivatives:

	June 30, 2014	December 31, 2013
Derivatives:
Derivatives designated as cash flow hedges in prepaid expenses and other assets:
Interest rate swaps	$—	$301
Derivatives designated as cash flow hedges in accounts payable, accrued expenses and other liabilities:
Interest rate swaps	$2,744	$510

The following table sets forth the effect of our cash flow hedges on AOCL and interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Derivatives Designated as Cash Flow Hedges:
Amount of unrealized gains/(losses) recognized in AOCL on derivatives (effective portion):
Interest rate swaps	$(2,846)	$6,319	$(4,250)	$6,599
Amount of losses reclassified out of AOCL into contractual interest expense (effective portion):
Interest rate swaps	$944	$800	$1,872	$1,588

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

8.	Noncontrolling Interests

Noncontrolling Interests in Consolidated Affiliates

At June 30, 2014, our noncontrolling interests in consolidated affiliates relates to our joint venture partner's 50.0% interest in office properties in Richmond, VA. Our joint venture partner is an unrelated third party.

Noncontrolling Interests in the Operating Partnership

The following table sets forth the Company's noncontrolling interests in the Operating Partnership:

	Six Months Ended June 30,
	2014	2013
Beginning noncontrolling interests in the Operating Partnership	$106,480	$124,869
Adjustment of noncontrolling interests in the Operating Partnership to fair value	18,337	9,649
Conversions of Common Units to Common Stock	(162)	(2,851)
Redemptions of Common Units	(93)	—
Net income attributable to noncontrolling interests in the Operating Partnership	1,140	1,824
Distributions to noncontrolling interests in the Operating Partnership	(2,497)	(3,140)
Total noncontrolling interests in the Operating Partnership	$123,205	$130,351

The following table sets forth net income available for common stockholders and transfers from the Company's noncontrolling interests in the Operating Partnership:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income available for common stockholders	$22,705	$27,522	$34,833	$39,871
Increase in additional paid in capital from conversions of Common Units to Common Stock	—	2,500	162	2,851
Change from net income available for common stockholders and transfers from noncontrolling interests	$22,705	$30,022	$34,995	$42,722

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

Our Level 1 asset is our investments in marketable securities that we use to pay benefits under our non-qualified deferred compensation plan. Our Level 1 liability is our non-qualified deferred compensation obligation. The Company's Level 1 noncontrolling interests in the Operating Partnership relate to the ownership of Common Units by various individuals and entities other than the Company.

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

		Level 1	Level 2	Level 3
	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
Fair Value at June 30, 2014:
Assets:
Mortgages and notes receivable, at fair value (1)	$10,144	$—	$239	$9,905
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	3,869	3,869	—	—
Impaired real estate assets	4,922	—	—	4,922
Tax increment financing bond (in prepaid expenses and other assets)	13,673	—	—	13,673
Total Assets	$32,608	$3,869	$239	$28,500
Noncontrolling Interests in the Operating Partnership	$123,205	$123,205	$—	$—
Liabilities:
Mortgages and notes payable, at fair value (1)	$2,152,505	$—	$2,152,505	$—
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	2,744	—	2,744	—
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	3,869	3,869	—	—
Financing obligations, at fair value (1)	22,466	—	—	22,466
Total Liabilities	$2,181,584	$3,869	$2,155,249	$22,466

Fair Value at December 31, 2013:
Assets:
Mortgages and notes receivable, at fair value (1)	$26,485	$—	$17,029	$9,456
Interest rate swaps (in prepaid expenses and other assets)	301	—	301	—
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	3,996	3,996	—	—
Tax increment financing bond (in prepaid expenses and other assets)	13,403	—	—	13,403
Total Assets	$44,185	$3,996	$17,330	$22,859
Noncontrolling Interests in the Operating Partnership	$106,480	$106,480	$—	$—
Liabilities:
Mortgages and notes payable, at fair value (1)	$2,037,385	$—	$2,037,385	$—
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	510	—	510	—
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	3,996	3,996	—	—
Financing obligations, at fair value (1)	22,478	—	—	22,478
Total Liabilities	$2,064,369	$3,996	$2,037,895	$22,478
__________
(1)    Amounts recorded at historical cost on our Consolidated Balance Sheets at June 30, 2014 and December 31, 2013.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

9.	Disclosure About Fair Value of Financial Instruments - Continued

The following table sets forth the changes in our Level 3 asset and liability, which are recorded at fair value on our Consolidated Balance Sheets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Asset:
Tax Increment Financing Bond:
Beginning balance	$13,568	$14,324	$13,403	$14,496
Principal repayment	—	—	—	(562)
Unrealized gains/(losses) (in AOCL)	105	(91)	270	299
Ending balance	$13,673	$14,233	$13,673	$14,233
Liability:
Contingent Consideration to Acquire Real Estate Assets:
Beginning balance	$—	$375	$—	$563
Unrecognized (gains)/losses (in general and administrative expenses)	—	9	—	(179)
Ending balance	$—	$384	$—	$384

During 2007, we acquired a tax increment financing bond associated with a parking garage developed by us. This bond amortizes to maturity in 2020. The estimated fair value at June 30, 2014 was $0.8 million below the outstanding principal due on the bond. If the discount rate used to fair value this bond was 100 basis points higher or lower, the fair value of the bond would have been $0.4 million lower or $0.4 million higher, respectively, as of June 30, 2014. We intend to hold this bond and have concluded that we will not be required to sell this bond before recovery of the bond principal. Payment of the principal and interest for the bond is guaranteed by us. We have recorded no credit losses related to the bond during the three and six months ended June 30, 2014 and 2013. There is no legal right of offset with the liability, which we report as a financing obligation, related to this tax increment financing bond.

The impaired real estate assets that were measured in the second quarter of 2014 at fair value and deemed to be Level 3 assets were valued based primarily on market-based inputs and our assumptions about the use of the assets, as observable inputs were not available. In the absence of observable inputs, we estimate the fair value of real estate using unobservable data such as estimated discount and capitalization rates. We also utilize local and national industry market data such as comparable sales, sales contracts and appraisals to assist us in our estimation of fair value. Significant increases or decreases in any valuation inputs in isolation would result in a significantly lower or higher fair value measurement.

The following table sets forth quantitative information about the unobservable input of our Level 3 assets, which are recorded at fair value on our Consolidated Balance Sheets:

	Valuation Technique	Unobservable Input	Rate
Assets:
Tax increment financing bond	Income approach	Discount rate	9.0%
Impaired real estate assets	Income approach	Capitalization rate	9.5%
		Discount rate	10.0%

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

10.	Share-Based Payments

During the six months ended June 30, 2014, the Company granted 166,081 stock options with an exercise price equal to the closing market price of a share of Common Stock on the date of grant. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model, which resulted in a weighted average grant date fair value per share of $6.89. During the six months ended June 30, 2014, the Company also granted 87,373 shares of time-based restricted stock and 67,010 shares of total return-based restricted stock with weighted average grant date fair values per share of $37.63 and $35.25, respectively. We recorded share-based compensation expense of $1.1 million and $1.3 million during the three months ended June 30, 2014 and 2013, respectively, and $5.4 million and $4.7 million during the six months ended June 30, 2014 and 2013, respectively. At June 30, 2014, there was $5.5 million of total unrecognized share-based compensation costs, which will be recognized over a weighted average remaining contractual term of 2.5 years.

11.	Accumulated Other Comprehensive Loss

The following table sets forth the components of AOCL:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Tax increment financing bond:
Beginning balance	$(864)	$(1,508)	$(1,029)	$(1,898)
Unrealized gains/(losses) on tax increment financing bond	105	(91)	270	299
Ending balance	(759)	(1,599)	(759)	(1,599)
Cash flow hedges:
Beginning balance	(2,058)	(9,662)	(1,582)	(10,730)
Unrealized gains/(losses) on cash flow hedges	(2,846)	6,319	(4,250)	6,599
Amortization of cash flow hedges (1)	944	800	1,872	1,588
Ending balance	(3,960)	(2,543)	(3,960)	(2,543)
Total accumulated other comprehensive loss	$(4,719)	$(4,142)	$(4,719)	$(4,142)
__________
(1)    Amounts reclassified out of AOCL into contractual interest expense.

12.	Real Estate and Other Assets Held For Sale and Discontinued Operations

The following table sets forth the major classes of assets of our real estate and other assets, net, held for sale:

	June 30, 2014	December 31, 2013
Assets:
Land	$11,488	$—
Buildings and tenant improvements	81,936	—
Land held for development	2,597	—
Less-accumulated depreciation	(34,281)	—
Net real estate assets	61,740	—
Accrued straight-line rents receivable, net	3,873	—
Deferred leasing costs, net	1,825	—
Prepaid expenses and other assets	721	—
Real estate and other assets, net, held for sale	$68,159	$—

The following table sets forth our operations that were classified as discontinued operations prior to the adoption of the accounting standard update discussed in Note 1:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Rental and other revenues	$—	$6,262	$—	$13,260
Operating expenses:
Rental property and other expenses	—	2,416	—	4,866
Depreciation and amortization	—	1,851	—	4,055
Total operating expenses	—	4,267	—	8,921
Income from discontinued operations	—	1,995	—	4,339
Impairments of real estate assets	—	(1,066)	—	(2,194)
Net gains on disposition of discontinued operations	—	13,163	384	14,407
Total discontinued operations	$—	$14,092	$384	$16,552

As of June 30, 2014, real estate and other assets, net, held for sale consisted of 11 office properties in Richmond, VA and five office properties and a land parcel in Raleigh, NC. None of these properties were classified as discontinued operations during the six months ended June 30, 2014. As of December 31, 2013, there were no real estate and other assets, net, held for sale.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

13.	Earnings Per Share and Per Unit

The following table sets forth the computation of basic and diluted earnings per share of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Earnings per Common Share - basic:
Numerator:
Income from continuing operations	$24,512	$15,487	$37,704	$26,787
Net (income) attributable to noncontrolling interests in the Operating Partnership from continuing operations	(742)	(640)	(1,128)	(1,112)
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(438)	(187)	(861)	(390)
Dividends on Preferred Stock	(627)	(627)	(1,254)	(1,254)
Income from continuing operations available for common stockholders	22,705	14,033	34,461	24,031
Income from discontinued operations	—	14,092	384	16,552
Net (income) attributable to noncontrolling interests in the Operating Partnership from discontinued operations	—	(603)	(12)	(712)
Income from discontinued operations available for common stockholders	—	13,489	372	15,840
Net income available for common stockholders	$22,705	$27,522	$34,833	$39,871
Denominator:
Denominator for basic earnings per Common Share – weighted average shares	90,254	82,811	90,111	81,925
Earnings per Common Share - basic:
Income from continuing operations available for common stockholders	$0.25	$0.17	$0.38	$0.30
Income from discontinued operations available for common stockholders	—	0.16	0.01	0.19
Net income available for common stockholders	$0.25	$0.33	$0.39	$0.49
Earnings per Common Share - diluted:
Numerator:
Income from continuing operations	$24,512	$15,487	$37,704	$26,787
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(438)	(187)	(861)	(390)
Dividends on Preferred Stock	(627)	(627)	(1,254)	(1,254)
Income from continuing operations available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	23,447	14,673	35,589	25,143
Income from discontinued operations available for common stockholders	—	14,092	384	16,552
Net income available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	$23,447	$28,765	$35,973	$41,695
Denominator:
Denominator for basic earnings per Common Share – weighted average shares	90,254	82,811	90,111	81,925
Add:
Stock options using the treasury method	121	132	123	120
Noncontrolling interests Common Units	2,937	3,688	2,938	3,707
Denominator for diluted earnings per Common Share – adjusted weighted average shares and assumed conversions (1) (2)	93,312	86,631	93,172	85,752
Earnings per Common Share - diluted:
Income from continuing operations available for common stockholders	$0.25	$0.17	$0.38	$0.30
Income from discontinued operations available for common stockholders	—	0.16	0.01	0.19
Net income available for common stockholders	$0.25	$0.33	$0.39	$0.49
__________

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

13.	Earnings Per Share and Per Unit - Continued

(1)
There were 0.3 million options outstanding during the three months ended June 30, 2013 and 0.2 million and 0.3 million options outstanding during the six months ended June 30, 2014 and 2013, respectively, that were not included in the computation of diluted earnings per share because the impact of including such options would be anti-dilutive. There were no such options outstanding during the three months ended June 30, 2014.

(2)	Includes all unvested restricted stock where dividends on such restricted stock are non-forfeitable.

The following table sets forth the computation of basic and diluted earnings per unit of the Operating Partnership:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Earnings per Common Unit - basic:
Numerator:
Income from continuing operations	$24,512	$15,490	$37,704	$26,737
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(438)	(187)	(861)	(390)
Distributions on Preferred Units	(627)	(627)	(1,254)	(1,254)
Income from continuing operations available for common unitholders	23,447	14,676	35,589	25,093
Income from discontinued operations available for common unitholders	—	14,092	384	16,552
Net income available for common unitholders	$23,447	$28,768	$35,973	$41,645
Denominator:
Denominator for basic earnings per Common Unit – weighted average units	92,782	86,090	92,640	85,223
Earnings per Common Unit - basic:
Income from continuing operations available for common unitholders	$0.25	$0.17	$0.38	$0.30
Income from discontinued operations available for common unitholders	—	0.16	0.01	0.19
Net income available for common unitholders	$0.25	$0.33	$0.39	$0.49
Earnings per Common Unit - diluted:
Numerator:
Income from continuing operations	$24,512	$15,490	$37,704	$26,737
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(438)	(187)	(861)	(390)
Distributions on Preferred Units	(627)	(627)	(1,254)	(1,254)
Income from continuing operations available for common unitholders	23,447	14,676	35,589	25,093
Income from discontinued operations available for common unitholders	—	14,092	384	16,552
Net income available for common unitholders	$23,447	$28,768	$35,973	$41,645
Denominator:
Denominator for basic earnings per Common Unit – weighted average units	92,782	86,090	92,640	85,223
Add:
Stock options using the treasury method	121	132	123	120
Denominator for diluted earnings per Common Unit – adjusted weighted average units and assumed conversions (1) (2)	92,903	86,222	92,763	85,343
Earnings per Common Unit - diluted:
Income from continuing operations available for common unitholders	$0.25	$0.17	$0.38	$0.30
Income from discontinued operations available for common unitholders	—	0.16	0.01	0.19
Net income available for common unitholders	$0.25	$0.33	$0.39	$0.49
__________

(1)
There were 0.3 million options outstanding during the three months ended June 30, 2013 and 0.2 million and 0.3 million options outstanding during the six months ended June 30, 2014 and 2013, respectively, that were not included in the computation of diluted earnings per unit because the impact of including such options would be anti-dilutive. There were no such options outstanding during the three months ended June 30, 2014.

(2)	Includes all unvested restricted stock where dividends on such restricted stock are non-forfeitable.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

14.	Segment Information

The following tables summarize the rental and other revenues and net operating income, the primary industry property-level performance metric used by our chief operating decision maker which is defined as rental and other revenues less rental property and other expenses, for each of our reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Rental and Other Revenues:
Office:
Atlanta, GA	$23,627	$17,933	$46,604	$35,100
Greenville, SC	767	855	1,608	1,706
Kansas City, MO	4,086	4,033	8,183	8,002
Memphis, TN	10,055	9,653	19,890	19,033
Nashville, TN	20,182	14,188	39,787	28,258
Orlando, FL	9,148	2,230	18,068	4,451
Piedmont Triad, NC	6,580	6,516	13,030	12,893
Pittsburgh, PA	14,014	13,951	27,771	27,639
Raleigh, NC	22,538	21,719	44,029	42,379
Richmond, VA	12,020	11,856	23,763	23,628
Tampa, FL	17,129	17,394	33,756	34,828
Total Office Segment	140,146	120,328	276,489	237,917
Industrial:
Atlanta, GA	204	211	408	414
Piedmont Triad, NC	3,006	3,117	5,694	6,239
Total Industrial Segment	3,210	3,328	6,102	6,653
Retail:
Kansas City, MO	9,366	8,962	18,584	18,425
Total Retail Segment	9,366	8,962	18,584	18,425
Total Rental and Other Revenues	$152,722	$132,618	$301,175	$262,995

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

14.	Segment Information - Continued

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net Operating Income:
Office:
Atlanta, GA	$14,321	$11,170	$28,018	$22,063
Greenville, SC	390	475	865	971
Kansas City, MO	2,698	2,636	5,303	5,198
Memphis, TN	5,789	5,298	11,396	10,927
Nashville, TN	13,999	10,030	27,152	19,715
Orlando, FL	5,346	1,070	10,722	2,148
Piedmont Triad, NC	4,249	4,256	8,247	8,355
Pittsburgh, PA	7,988	7,902	15,181	15,320
Raleigh, NC	16,326	15,675	31,358	30,299
Richmond, VA	8,265	8,242	15,941	16,355
Tampa, FL	10,031	10,472	20,066	21,691
Total Office Segment	89,402	77,226	174,249	153,042
Industrial:
Atlanta, GA	122	120	244	239
Piedmont Triad, NC	2,161	2,364	4,028	4,609
Total Industrial Segment	2,283	2,484	4,272	4,848
Retail:
Kansas City, MO	5,764	5,607	11,029	11,228
Total Retail Segment	5,764	5,607	11,029	11,228
Corporate and other	(2)	(16)	(40)	(34)
Total Net Operating Income	97,447	85,301	189,510	169,084
Reconciliation to income from continuing operations before disposition of investment properties and activity in unconsolidated affiliates:
Depreciation and amortization	(50,443)	(40,624)	(98,608)	(80,712)
Impairments of real estate assets	(588)	—	(588)	—
General and administrative expenses	(8,733)	(8,397)	(19,447)	(18,979)
Interest expense	(21,213)	(23,286)	(42,575)	(47,154)
Other income	1,428	1,617	2,827	3,236
Income from continuing operations before disposition of investment properties and activity in unconsolidated affiliates	$17,898	$14,611	$31,119	$25,475

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

15.	Subsequent Events

On July 1, 2014, we received $4.7 million in cash in connection with the second quarter redemption of our former investment in Board of Trade.

On July 1, 2014, we prepaid the remaining $36.9 million balance on a secured mortgage loan with an effective interest rate of 3.34% that was originally scheduled to mature in April 2015. We expect to record $0.3 million of loss on debt extinguishment related to this prepayment.

On July 29, 2014, we sold five office properties and a land parcel in a single transaction in Raleigh, NC for a sale price of $58.7 million and expect to record a gain on disposition of property of $11.7 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a fully integrated office REIT that owns, develops, acquires, leases and manages properties primarily in the best business districts (BBDs) of Atlanta, Kansas City, Memphis, Nashville, Orlando, Pittsburgh, Raleigh, Richmond, Tampa and the Triad. The Company conducts its activities through the Operating Partnership. The Operating Partnership is managed by the Company, its sole general partner. Additional information about us can be found on our website at www.highwoods.com. Information on our website is not part of this Quarterly Report.

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

The key components affecting our rental and other revenues are average occupancy, rental rates, cost recovery income, new developments placed in service, acquisitions and dispositions. Average occupancy generally increases during times of improving economic growth, as our ability to lease space outpaces vacancies that occur upon the expirations of existing leases. Average occupancy generally declines during times of slower economic growth, when new vacancies tend to outpace our ability to lease space. Asset acquisitions, dispositions and new developments placed in service directly impact our rental revenues and could impact our average occupancy, depending upon the occupancy rate of the properties that are acquired, sold or placed in service. A further indicator of the predictability of future revenues is the expected lease expirations of our portfolio. As a result, in addition to seeking to increase our average occupancy by leasing current vacant space, we also must concentrate our leasing efforts on renewing our existing leases prior to expiration. For more information regarding our lease expirations, see "Properties - Lease Expirations" in our 2013 Annual Report. Our occupancy increased from 89.9% at December 31, 2013 to 90.8% at June 30, 2014. In light of leases signed to date and our forecasted leasing activity for the remainder of 2014, we expect average occupancy to be approximately 90.9% for the remainder of 2014 and year-end 2014 occupancy to be 91.8% to 92.5%.

Whether or not our rental revenue tracks average occupancy proportionally depends upon whether rents under signed new and renewal leases are higher or lower than the rents under expiring leases. Annualized rental revenues from second generation leases expiring during any particular year are generally less than 15% of our total annual rental revenues. The following table sets forth information regarding second generation leases signed during the second quarter of 2014 (we define second generation leases as leases with new customers and renewals of existing customers in space that has been previously occupied under our ownership and leases with respect to vacant space in acquired buildings):

	Office		Industrial		Retail
	New	Renewal	New	Renewal	New	Renewal
Leased space (in rentable square feet)	776,038	678,436	22,130	47,112	—	64,644
Average term (in years - rentable square foot weighted)	9.3	5.9	4.7	2.8	—	3.0
Base rents (per rentable square foot) (1)	$24.19	$22.53	$6.09	$7.64	$—	$18.84
Rent concessions (per rentable square foot) (1)	(0.95)	(0.43)	(0.29)	—	—	—
GAAP rents (per rentable square foot) (1)	$23.24	$22.10	$5.80	$7.64	$—	$18.84
Tenant improvements (per rentable square foot) (1)	$3.62	$1.28	$0.89	$0.15	$—	$0.68
Leasing commissions (per rentable square foot) (1)	$0.97	$0.53	$0.11	$0.07	$—	$0.08
__________

(1)	Weighted average per rentable square foot on an annual basis over the lease term.

Compared to previous leases in the same spaces, annual combined GAAP rents for new and renewal leases signed in the second quarter were $22.71 per rentable square foot, or 14.2% higher, for office leases, $7.06 per rentable square foot, or 1.9% higher, for industrial leases and $18.84 per rentable square foot, or 19.4% higher, for retail leases.

We strive to maintain a diverse, stable and creditworthy customer base. We have an internal guideline whereby customers that account for more than 3% of our revenues are periodically reviewed with the Company's Board of Directors. No customer currently accounts for more than 2% of our revenues other than the Federal Government, which accounted for less than 7% of our revenues on an annualized basis, as of June 30, 2014.

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

We intend to maintain a conservative and flexible balance sheet that allows us to capitalize on favorable development and acquisition opportunities as they arise. We anticipate commencing up to $150 million of new development in 2014. Such projects would likely not be placed in service until 2015 or beyond. We also anticipate acquiring up to $300 million of new properties and selling up to $175 million of non-core buildings in 2014. We generally seek to acquire and develop assets that improve the average quality of our overall portfolio and deliver consistent and sustainable value for our stockholders over the long-term. Whether or not an asset acquisition or new development results in higher per share net income or funds from operations ("FFO") in any given period depends upon a number of factors, including whether the net operating income for any such period exceeds the actual cost of capital used to finance the acquisition. Forward-looking information regarding 2014 operating performance contained below under "Results of Operations" excludes the impact of any potential acquisitions or dispositions.

Results of Operations

Three Months Ended June 30, 2014 and 2013

Rental and Other Revenues

Rental and other revenues were $20.1 million, or 15.2%, higher in the second quarter of 2014 as compared to 2013 primarily due to 2013 acquisitions and development properties placed in service, which accounted for $19.5 million of the increase, and higher same property revenues of $0.7 million. Same property rental and other revenues were higher primarily due to higher average GAAP rents per rentable square foot and a bankruptcy settlement, partly offset by lower termination fees in 2014 and a decrease in average occupancy to 90.3% in the second quarter of 2014 from 90.7% in the second quarter of 2013. We expect rental and other revenues for the remainder of 2014 to increase over 2013 primarily due to the full year contribution of acquisitions closed and development properties placed in service in 2013 and higher same property revenues resulting from increasing average occupancy, higher cost recovery income and higher average GAAP rents per rentable square foot.

Operating Expenses

Rental property and other expenses were $8.0 million, or 16.8%, higher in the second quarter of 2014 as compared to 2013 primarily due to 2013 acquisitions and development properties placed in service, which accounted for $7.3 million of the increase, and higher same property operating expenses of $1.0 million. Same property operating expenses were higher primarily due to higher utilities, contract services and repairs and maintenance in 2014. We expect rental property and other expenses for the remainder of 2014 to increase over 2013 primarily due to the full year contribution of acquisitions closed and development properties placed in service in 2013. We expect same property operating expenses for the remainder of 2014 to remain relatively unchanged to 2013 primarily due to higher property taxes, contract services and utilities, offset by lower repairs and maintenance.

Operating margin, defined as rental and other revenues less rental property and other expenses expressed as a percentage of rental and other revenues, was lower at 63.8% for the second quarter of 2014 as compared to 64.3% for the second quarter of 2013. We expect operating margin for the remainder of 2014 to slightly increase over 2013.

Depreciation and amortization was $9.8 million, or 24.2%, higher in the second quarter of 2014 as compared to 2013 primarily due to 2013 acquisitions and development properties placed in service. We expect depreciation and amortization for the remainder of 2014 to increase over 2013 primarily due to the full year contribution of acquisitions closed and development properties placed in service in 2013.

We recorded impairments of real estate assets of $0.6 million in the second quarter of 2014 on an office property in Greensboro, NC, which resulted from a change in the assumed timing of future disposition and leasing assumptions. We recorded no such impairments in the second quarter of 2013.

General and administrative expenses were $0.3 million, or 4.0%, higher in the second quarter of 2014 as compared to 2013 primarily due to higher incentive compensation and company-wide base salaries, offset by lower acquisition costs. We expect general and administrative expenses for the remainder of 2014 to decrease over 2013 primarily due to lower incentive compensation and acquisition costs, partly offset by higher company-wide base salaries.

Interest Expense

Interest expense was $2.1 million, or 8.9%, lower in the second quarter of 2014 as compared to 2013 primarily due to lower average interest rates and higher capitalized interest, partly offset by higher average debt balances. We expect interest expense for the remainder of 2014 to decrease slightly over 2013 primarily due to higher capitalized interest and lower average interest rates, partly offset by higher average debt balances and higher financing obligation interest expense.

Other Income

Other income was $0.2 million, or 11.7%, lower in the second quarter of 2014 as compared to 2013 primarily due to the repayments in the first quarter of 2014 of $16.5 million of mortgages receivable, which consisted of seller financing provided in connection with 2010 disposition transactions. We expect other income for the remainder of 2014 to decrease over 2013 as a result of the repayments of mortgages receivable in the first quarter of 2014.

Gains on Disposition of Property

Gains on disposition of property were $6.0 million higher in the second quarter of 2014 as compared to 2013 due to the sale of two land parcels in Atlanta, GA in 2014.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $0.2 million, or 26.9%, lower in the second quarter of 2014 as compared to 2013 primarily due to the acquisitions of certain joint venture interests and assets in the third quarter of 2013. We expect equity in earnings of unconsolidated affiliates for the remainder of 2014 to remain consistent with 2013 due to impairments of real estate assets recorded in 2013 offset by the reduction of our overall joint venture investments in 2013 and 2014.

Impairments of Real Estate Assets in Discontinued Operations

We recorded impairments of real estate assets of $1.1 million on four properties in a single office park in Winston-Salem, NC in the second quarter of 2013. These impairments were due to a change in the assumed timing of future dispositions and leasing assumptions. We recorded no such impairments in the second quarter of 2014.

Net Gains on Disposition of Discontinued Operations

Net gains on disposition of discontinued operations were $13.2 million lower in the second quarter of 2014 as compared to 2013 due to the building disposition activity in the second quarter of 2013. No such activity occurred in the second quarter of 2014.

Earnings Per Common Share - Diluted

Diluted earnings per share was $0.08, or 24.2%, lower in the second quarter of 2014 as compared to 2013 due to a decrease in net income for the reasons discussed above and an increase in the weighted average Common Shares outstanding from 2013 and 2014 issuances.

Six Months Ended June 30, 2014 and 2013

Rental and Other Revenues

Rental and other revenues were $38.2 million, or 14.5%, higher in the first six months of 2014 as compared to 2013 primarily due to 2013 acquisitions and development properties placed in service, which accounted for $39.8 million of the increase, partly offset by lower same property revenues of $1.0 million. Same property rental and other revenues were lower primarily due to a decrease in average occupancy to 89.9% in the first six months of 2014 from 90.9% in the first six months of 2013 and lower termination fees in 2014, partly offset by higher cost recovery income and a bankruptcy settlement in 2014.

Operating Expenses

Rental property and other expenses were $17.8 million, or 18.9%, higher in the first six months of 2014 as compared to 2013 primarily due to 2013 acquisitions and development properties placed in service, which accounted for $15.1 million of the increase, and higher same property operating expenses of $3.5 million. Same property operating expenses were higher primarily due to higher utilities and snow removal costs as a result of harsher than normal winter conditions and repairs and maintenance.

Operating margin, defined as rental and other revenues less rental property and other expenses expressed as a percentage of rental and other revenues, was lower at 62.9% for the first six months of 2014 as compared to 64.3% for the first six months of 2013.

Depreciation and amortization was $17.9 million, or 22.2%, higher in the first six months of 2014 as compared to 2013 primarily due to 2013 acquisitions and development properties placed in service.

We recorded impairments of real estate assets of $0.6 million in the second quarter of 2014 on an office property in Greensboro, NC, which resulted from a change in the assumed timing of future disposition and leasing assumptions. We recorded no such impairments in the first six months of 2013.

General and administrative expenses were $0.5 million, or 2.5%, higher in the first six months of 2014 as compared to 2013 primarily due to higher incentive compensation and company-wide base salaries, offset by lower acquisition costs.

Interest Expense

Interest expense was $4.6 million, or 9.7%, lower in the first six months of 2014 as compared to 2013 primarily due to lower average interest rates, higher capitalized interest and lower financing obligation interest expense, partly offset by higher average debt balances.

Other Income

Other income was $0.4 million, or 12.6%, lower in the first six months of 2014 as compared to 2013 primarily due to the repayments in the first quarter of 2014 of $16.5 million of mortgages receivable, which consisted of seller financing provided in connection with 2010 disposition transactions. This decrease in other income was partly offset by a loss on debt extinguishment in the first quarter of 2013.

Gains on Disposition of Property

Gains on disposition of property were $6.0 million higher in the first six months of 2014 as compared to 2013 due to the sale of two land parcels in Atlanta, GA in the second quarter of 2014.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $0.7 million, or 52.7%, lower in the first six months of 2014 as compared to 2013 primarily due to a net impairment of our investment in Board of Trade Investment Company in the first quarter of 2014 and the acquisitions of certain joint venture interests and assets in the third quarter of 2013. Partly offsetting these impacts was our share of impairments of real estate assets in a joint venture in the first quarter of 2013.

Impairments of Real Estate Assets in Discontinued Operations

We recorded impairments of real estate assets of $1.1 million on seven industrial properties in Atlanta, GA in the first quarter of 2013 and $1.1 million on four properties in a single office park in Winston-Salem, NC in the second quarter of 2013. These impairments were due to a change in the assumed timing of future dispositions and leasing assumptions. We recorded no such impairments in the first six months of 2014.

Net Gains on Disposition of Discontinued Operations

Net gains on disposition of discontinued operations were $14.0 million lower in the first six months of 2014 as compared to 2013 due to no building disposition activity in 2014 and the recognition of a deferred gain in 2014 on a 2010 disposition transaction that was accounted for using the installment method.

Earnings Per Common Share - Diluted

Diluted earnings per common share was $0.10, or 20.4%, lower in the first six months of 2014 as compared to 2013 due to a decrease in net income for the reasons discussed above and an increase in the weighted average Common Shares outstanding from 2013 and 2014 issuances.

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

Statements of Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in the Company’s cash flows ($ in thousands):

	Six Months Ended June 30,
	2014	2013	Change
Net Cash Provided By Operating Activities	$114,534	$116,926	$(2,392)
Net Cash (Used In) Investing Activities	(133,112)	(240,685)	107,573
Net Cash Provided By Financing Activities	27,093	120,098	(93,005)
Total Cash Flows	$8,515	$(3,661)	$12,176

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

The decrease in net cash provided by operating activities in the first six months of 2014 as compared to 2013 was primarily due to higher cash paid for operating expenses in 2014, partly offset by higher net cash from the operations of properties acquired in 2013. We expect net cash provided by operating activities for the remainder of 2014 to be higher as compared to 2013 due to the full year impact of properties acquired in 2013 and higher cash flows from leases signed in 2013 and prior years as free rent periods expire.

The decrease in net cash used in investing activities in the first six months of 2014 as compared to 2013 was primarily due to lower acquisition activity and higher repayments of mortgages and notes receivable in 2014, partly offset by higher development activity, higher expenditures on tenant improvements and lower net proceeds from dispositions of real estate assets in 2014. We expect net cash used in investing activities for the remainder of 2014 to be lower as compared to 2013 due to our plans to acquire $100 million to $300 million of office buildings and commence development of $75 million to $150 million of office buildings. Additionally, as of June 30, 2014, we have approximately $100 million left to fund of our previously-announced development activity. We expect these uses of cash for investing activities will be partly offset by $150 million to $175 million of non-core dispositions.

The decrease in net cash provided by financing activities in the first six months of 2014 as compared to 2013 was primarily due to higher proceeds from the issuance of Common Stock in 2013 and higher aggregate dividends on Common Stock in 2014 due to higher shares outstanding, partly offset by higher net debt borrowings in 2014. Assuming the net effect of our acquisition, disposition, development and joint venture activity in the remainder of 2014 results in an increase in our assets, we would expect outstanding debt balances to increase. However, because we plan to continue to maintain a flexible and conservative balance sheet with mortgages and notes payable and outstanding preferred stock representing around 40% to 45% of the undepreciated book value of our assets, we would also expect higher outstanding balances of Common Stock in such event.

Capitalization

The following table sets forth the Company’s capitalization (in thousands, except per share amounts):

	June 30, 2014	December 31, 2013
Mortgages and notes payable, at recorded book value	$2,058,972	$1,956,299
Financing obligations	$24,672	$26,664
Preferred Stock, at liquidation value	$29,077	$29,077
Common Stock outstanding	90,362	89,921
Common Units outstanding (not owned by the Company)	2,937	2,944
Per share stock price at period end	$41.95	$36.17
Market value of Common Stock and Common Units	$3,913,893	$3,358,927
Total capitalization	$6,026,614	$5,370,967

At June 30, 2014, our mortgages and notes payable and outstanding preferred stock represented 34.6% of our total capitalization and 42.4% of the undepreciated book value of our assets.

Our mortgages and notes payable as of June 30, 2014 consisted of $352.9 million of secured indebtedness with a weighted average interest rate of 5.67% and $1,706.1 million of unsecured indebtedness with a weighted average interest rate of 4.04%. The secured indebtedness was collateralized by real estate assets with an aggregate undepreciated book value of $652.4 million.

Current and Future Cash Needs

Rental and other revenues are our principal source of funds to meet our short-term liquidity requirements. Other sources of funds for short-term liquidity needs include available working capital and borrowings under our existing revolving credit facility, which had $293.9 million of availability at July 21, 2014. Our short-term liquidity requirements primarily consist of operating expenses, interest and principal amortization on our debt, distributions and capital expenditures, including building improvement costs, tenant improvement costs and lease commissions. Building improvements are capital costs to maintain or enhance existing buildings not typically related to a specific customer. Tenant improvements are the costs required to customize space for the specific needs of customers. We anticipate that our available cash and cash equivalents and cash provided by operating activities, together with cash available from borrowings under our revolving credit facility, will be adequate to meet our short-term liquidity requirements.

Our long-term liquidity uses generally consist of the retirement or refinancing of debt upon maturity (including mortgage debt, our revolving credit facility, term loans and other unsecured debt), funding of existing and new building development or land infrastructure projects and funding acquisitions of buildings and development land. Our expected future capital expenditures for started and/or committed new development projects were approximately $100 million at June 30, 2014. Additionally, we may, from time to time, retire some or all of our remaining outstanding Preferred Stock and/or unsecured debt securities through redemptions, open market repurchases, privately negotiated acquisitions or otherwise.

We expect to meet our long-term liquidity needs through a combination of:

•	cash flow from operating activities;

•	bank term loans and borrowings under our revolving credit facility;

•	the issuance of unsecured debt;

•	the issuance of secured debt;

•	the issuance of equity securities by the Company or the Operating Partnership; and

•	the disposition of non-core assets.

Disposition Activity

During the second quarter of 2014, we sold two land parcels in Atlanta, GA in separate transactions for an aggregate sale price of $9.5 million and recorded aggregate gains on disposition of property of $5.9 million.

On July 29, 2014, we sold five office properties and a land parcel in a single transaction in Raleigh, NC for a sale price of $58.7 million and expect to record a gain on disposition of property of $11.7 million.

Financing Activity

During the first quarter of 2014, we entered into separate sales agreements with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Robert W. Baird & Co. Incorporated, BB&T Capital Markets, a division of BB&T Securities, LLC, Capital One Securities, Inc., Comerica Securities, Inc., Jefferies LLC, Mitsubishi UFJ Securities (USA), Inc., Morgan Stanley & Co. LLC, Piper Jaffray & Co., RBC Capital Markets, LLC and Wells Fargo Securities, LLC. During the second quarter of 2014, the Company issued 50,293 shares of Common Stock at an average gross sales price of $38.38 per share and received net proceeds, after sales commissions, of $1.9 million. We paid less than $0.1 million in sales commissions to Piper Jaffray & Co. during the second quarter of 2014.

Our $475.0 million unsecured revolving credit facility is scheduled to mature in January 2018 and includes an accordion feature that allows for an additional $75.0 million of borrowing capacity subject to additional lender commitments. Assuming no defaults have occurred, we have an option to extend the maturity for two additional six month periods. The interest rate at our current credit ratings is LIBOR plus 110 basis points and the annual facility fee is 20 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody's Investors Service or Standard & Poor's Ratings Services. We use our revolving credit facility for working capital purposes and for the short-term funding of our development and acquisition activity and, in certain instances, the repayment of other debt. The continued ability to borrow under the revolving credit facility allows us to quickly capitalize on strategic opportunities at short-term interest rates. There was $157.0 million and $181.0 million outstanding under our revolving credit facility at June 30, 2014 and July 21, 2014, respectively. At both June 30, 2014 and July 21, 2014, we had $0.1 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at June 30, 2014 and July 21, 2014 was $317.9 million and $293.9 million, respectively.

During the second quarter of 2014, the Operating Partnership issued $300 million aggregate principal amount of 3.20% Notes due June 15, 2021, less original issue discount of $3.1 million. These notes were priced at 98.983% for an effective yield of 3.363%. Underwriting fees and other expenses were incurred that aggregated $2.4 million; these costs were deferred and will be amortized over the term of the notes.

During the second quarter of 2014, we prepaid without penalty the remaining $123.7 million balance on a secured mortgage loan with an effective interest rate of 3.11% that was originally scheduled to mature in July 2014.

During the second quarter of 2014, we prepaid the remaining $7.2 million balance on a secured mortgage loan with an effective interest rate of 3.32% that was originally scheduled to mature in August 2014.

On July 1, 2014, we prepaid the remaining $36.9 million balance on a secured mortgage loan with an effective interest rate of 3.34% that was originally scheduled to mature in April 2015.

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

As of June 30, 2014, the Operating Partnership has the following unsecured notes outstanding ($ in thousands):

	Face Amount	Carrying Amount	Stated Interest Rate	Effective Interest Rate
Notes due March 2017	$379,685	$379,369	5.850%	5.880%
Notes due April 2018	$200,000	$200,000	7.500%	7.500%
Notes due June 2021	$300,000	$296,991	3.200%	3.363%
Notes due January 2023	$250,000	$247,755	3.625%	3.752%

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

Off Balance Sheet Arrangements

During the second quarter of 2014, our KC Glenridge joint venture paid at maturity the remaining $14.9 million balance on a secured mortgage loan with an effective interest rate of 4.84%.

During the second quarter of 2014, our 49.0% interest in Board of Trade Investment Company was redeemed in exchange for $4.7 million. On July 1, 2014, we received the $4.7 million in cash in connection with this redemption.

Critical Accounting Estimates

There were no changes made by management to the critical accounting policies in the six months ended June 30, 2014. For a description of our critical accounting estimates, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our 2013 Annual Report on Form 10-K.

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

The following table sets forth the Company's FFO, FFO available for common stockholders and FFO available for common stockholders per share ($ in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Funds from operations:
Net income	$24,512	$29,579	$38,088	$43,339
Net (income) attributable to noncontrolling interests in consolidated affiliates	(438)	(187)	(861)	(390)
Depreciation and amortization of real estate assets	49,600	40,044	97,193	79,562
Impairments of depreciable properties	588	—	588	—
Unconsolidated affiliates:
Depreciation and amortization of real estate assets	923	2,092	1,954	4,107
Impairments of depreciable properties	—	—	—	1,020
Impairment of investment in unconsolidated affiliate	—	—	1,353	—
(Gains) on disposition of depreciable properties	—	(10)	(955)	(431)
Discontinued operations:
Depreciation and amortization of real estate assets	—	1,851	—	4,055
Impairments of depreciable properties	—	1,066	—	2,194
(Gains) on disposition of depreciable properties	—	(13,163)	(384)	(14,407)
Funds from operations	75,185	61,272	136,976	119,049
Dividends on Preferred Stock	(627)	(627)	(1,254)	(1,254)
Funds from operations available for common stockholders	$74,558	$60,645	$135,722	$117,795
Funds from operations available for common stockholders per share	$0.80	$0.70	$1.46	$1.37
Weighted average shares outstanding (1)	93,312	86,631	93,172	85,752
__________

(1)	Includes assumed conversion of all potentially dilutive Common Stock equivalents.

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

As of June 30, 2014, our same property portfolio consisted of 256 in-service office, industrial and retail properties encompassing 25.8 million rentable square feet that were wholly owned during the entirety of the periods presented (from January 1, 2013 to June 30, 2014). As of December 31, 2013, our same property portfolio consisted of 247 in-service office, industrial and retail properties encompassing 24.1 million rentable square feet that were wholly owned during the entirety of the periods presented (from January 1, 2012 to December 31, 2013). The change in our same property portfolio was due to the addition of eight office properties encompassing 1.6 million rentable square feet acquired during 2012 and one newly developed office property encompassing 0.1 million rentable square feet placed in service during 2012.

Rental and other revenues related to properties not in our same property portfolio were $24.9 million and $5.5 million for the three months ended June 30, 2014 and 2013, respectively, and $48.7 million and $9.5 million for the six months ended June 30, 2014 and 2013, respectively. Rental property and other expenses related to properties not in our same property portfolio were $9.8 million and $2.8 million for the three months ended June 30, 2014 and 2013, respectively, and $19.3 million and $5.0 million for the six months ended June 30, 2014 and 2013, respectively.

The following table sets forth the Company’s NOI and same property NOI:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Income from continuing operations before disposition of investment properties and activity in unconsolidated affiliates	$17,898	$14,611	$31,119	$25,475
Other income	(1,428)	(1,617)	(2,827)	(3,236)
Interest expense	21,213	23,286	42,575	47,154
General and administrative expenses	8,733	8,397	19,447	18,979
Impairments of real estate assets	588	—	588	—
Depreciation and amortization	50,443	40,624	98,608	80,712
Net operating income from continuing operations	97,447	85,301	189,510	169,084
Less – non same property and other net operating income	(15,121)	(2,715)	(29,419)	(4,490)
Total same property net operating income from continuing operations	$82,326	$82,586	$160,091	$164,594

Rental and other revenues	$152,722	$132,618	$301,175	$262,995
Rental property and other expenses	55,275	47,317	111,665	93,911
Total net operating income from continuing operations	97,447	85,301	189,510	169,084
Less – non same property and other net operating income	(15,121)	(2,715)	(29,419)	(4,490)
Total same property net operating income from continuing operations	$82,326	$82,586	$160,091	$164,594

Total same property net operating income from continuing operations	$82,326	$82,586	$160,091	$164,594
Less – straight-line rent and lease termination fees	(2,340)	(3,300)	(5,088)	(8,211)
Same property cash net operating income from continuing operations	$79,986	$79,286	$155,003	$156,383

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

SEC rules also require us to establish and maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in internal control over financial reporting during the three months ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. There were also no changes in internal control over financial reporting during the three months ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information related to shares of Common Stock surrendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock during the second quarter of 2014:

	Total Number of Shares Purchased	Weighted Average Price Paid per Share

April 1 to April 30	—	—
May 1 to May 31	370	$40.44
June 1 to June 30	—	—
Total	370	$40.44

ITEM 6. EXHIBITS

Exhibit Number	Description
4.1	Form of 3.20% Notes due June 15, 2021 (filed as part of the Company's Current Report on Form 8-K dated May 27, 2014)
4.2	Officers' Certificate Establishing the Terms of the 3.20% Notes, dated as of May 27, 2014 (filed as part of the Company's Current Report on Form 8-K dated May 27, 2014)
12.1	Statement re: Computation of Ratios of the Company
12.2	Statement re: Computation of Ratios of the Operating Partnership
31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Company
31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Company
31.3	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Operating Partnership
31.4	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Operating Partnership
32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Company
32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Company
32.3	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Operating Partnership
32.4	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Operating Partnership
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: July 29, 2014