Form 10-Q
period 2014-09-30
HIGHWOODS PROPERTIES INC; HIGHWOODS REALTY LTD PARTNERSHIP
filed 2014-10-28
CIK 921082, 941713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The Company had 91,270,024 shares of Common Stock outstanding as of October 20, 2014.

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

Certain information contained herein is presented as of October 20, 2014, the latest practicable date for financial information prior to the filing of this Quarterly Report.

This report combines the Quarterly Reports on Form 10-Q for the period ended September 30, 2014 of the Company and the Operating Partnership. We believe combining the quarterly reports into this single report results in the following benefits:

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

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2014

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HIGHWOODS PROPERTIES, INC.
Consolidated Balance Sheets
(Unaudited and in thousands, except share and per share data)

	September 30, 2014	December 31, 2013
Assets:
Real estate assets, at cost:
Land	$386,333	$393,602
Buildings and tenant improvements	3,756,655	3,748,869
Development in process	184,238	44,621
Land held for development	89,010	110,374
	4,416,236	4,297,466
Less-accumulated depreciation	(1,013,071)	(985,244)
Net real estate assets	3,403,165	3,312,222
Real estate and other assets, net, held for sale	1,032	—
Cash and cash equivalents	11,600	10,184
Restricted cash	10,633	14,169
Accounts receivable, net of allowance of $1,408 and $1,648, respectively	29,970	26,430
Mortgages and notes receivable, net of allowance of $255 and $302, respectively	10,501	26,409
Accrued straight-line rents receivable, net of allowance of $601 and $1,063, respectively	136,578	126,014
Investments in unconsolidated affiliates	30,248	29,901
Deferred financing and leasing costs, net of accumulated amortization of $108,878 and $92,220, respectively	218,725	222,211
Prepaid expenses and other assets, net of accumulated amortization of $13,913 and $12,905, respectively	42,635	39,561
Total Assets	$3,895,087	$3,807,101
Liabilities, Noncontrolling Interests in the Operating Partnership and Equity:
Mortgages and notes payable	$2,013,824	$1,956,299
Accounts payable, accrued expenses and other liabilities	229,996	218,962
Financing obligations	23,519	26,664
Total Liabilities	2,267,339	2,201,925
Commitments and contingencies
Noncontrolling interests in the Operating Partnership	114,248	106,480
Equity:
Preferred Stock, $.01 par value, 50,000,000 authorized shares;
8.625% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 29,077 shares issued and outstanding	29,077	29,077
Common Stock, $.01 par value, 200,000,000 authorized shares;
91,270,024 and 89,920,915 shares issued and outstanding, respectively	913	899
Additional paid-in capital	2,413,662	2,370,368
Distributions in excess of net income available for common stockholders	(948,929)	(920,433)
Accumulated other comprehensive loss	(2,831)	(2,611)
Total Stockholders’ Equity	1,491,892	1,477,300
Noncontrolling interests in consolidated affiliates	21,608	21,396
Total Equity	1,513,500	1,498,696
Total Liabilities, Noncontrolling Interests in the Operating Partnership and Equity	$3,895,087	$3,807,101

See accompanying notes to consolidated financial statements.
HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Income
(Unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Rental and other revenues	$152,629	$144,827	$453,804	$407,822
Operating expenses:
Rental property and other expenses	57,383	54,102	169,048	148,013
Depreciation and amortization	48,287	47,338	146,895	128,050
Impairments of real estate assets	—	—	588	—
General and administrative	7,526	8,969	26,973	27,948
Total operating expenses	113,196	110,409	343,504	304,011
Interest expense:
Contractual	20,962	22,683	62,352	67,879
Amortization of deferred financing costs	819	963	2,270	2,860
Financing obligations	567	26	301	87
	22,348	23,672	64,923	70,826
Other income:
Interest and other income	1,054	1,582	3,863	4,982
Losses on debt extinguishment	(326)	(32)	(308)	(196)
	728	1,550	3,555	4,786
Income from continuing operations before disposition of investment properties and activity in unconsolidated affiliates	17,813	12,296	48,932	37,771
Gains/(losses) on disposition of property	36,238	34	42,185	(3)
Gain on acquisition of controlling interest in unconsolidated affiliate	—	7,451	—	7,451
Equity in earnings/(losses) of unconsolidated affiliates	248	(3,173)	886	(1,824)
Income from continuing operations	54,299	16,608	92,003	43,395
Discontinued operations:
Income from discontinued operations	—	1,514	—	5,853
Impairments of real estate assets	—	—	—	(2,194)
Net gains on disposition of discontinued operations	—	37,946	384	52,353
	—	39,460	384	56,012
Net income	54,299	56,068	92,387	99,407
Net (income) attributable to noncontrolling interests in the Operating Partnership	(1,673)	(1,889)	(2,813)	(3,713)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(291)	(203)	(1,152)	(593)
Dividends on Preferred Stock	(627)	(627)	(1,881)	(1,881)
Net income available for common stockholders	$51,708	$53,349	$86,541	$93,220
Earnings per Common Share – basic:
Income from continuing operations available for common stockholders	$0.57	$0.17	$0.96	$0.47
Income from discontinued operations available for common stockholders	—	0.44	—	0.64
Net income available for common stockholders	$0.57	$0.61	$0.96	$1.11
Weighted average Common Shares outstanding – basic	90,668	87,467	90,299	83,793
Earnings per Common Share – diluted:
Income from continuing operations available for common stockholders	$0.57	$0.17	$0.96	$0.47
Income from discontinued operations available for common stockholders	—	0.44	—	0.64
Net income available for common stockholders	$0.57	$0.61	$0.96	$1.11
Weighted average Common Shares outstanding – diluted	93,723	90,769	93,358	87,443
Dividends declared per Common Share	$0.425	$0.425	$1.275	$1.275
Net income available for common stockholders:
Income from continuing operations available for common stockholders	$51,708	$15,290	$86,169	$39,321
Income from discontinued operations available for common stockholders	—	38,059	372	53,899
Net income available for common stockholders	$51,708	$53,349	$86,541	$93,220
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Comprehensive income:
Net income	$54,299	$56,068	$92,387	$99,407
Other comprehensive income/(loss):
Unrealized gains on tax increment financing bond	23	97	293	396
Unrealized gains/(losses) on cash flow hedges	913	(1,798)	(3,337)	4,801
Amortization of cash flow hedges	952	840	2,824	2,428
Total other comprehensive income/(loss)	1,888	(861)	(220)	7,625
Total comprehensive income	56,187	55,207	92,167	107,032
Less-comprehensive (income) attributable to noncontrolling interests	(1,964)	(2,092)	(3,965)	(4,306)
Comprehensive income attributable to common stockholders	$54,223	$53,115	$88,202	$102,726

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Equity
(Unaudited and in thousands, except share amounts)

	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2013	89,920,915	$899	$29,077	$2,370,368	$(2,611)	$21,396	$(920,433)	$1,498,696
Issuances of Common Stock, net of shares redeemed for tax withholdings	1,175,191	12	—	45,910	—	—	—	45,922
Conversions of Common Units to Common Stock	4,417	—	—	162	—	—	—	162
Dividends on Common Stock		—	—	—	—	—	(115,037)	(115,037)
Dividends on Preferred Stock		—	—	—	—	—	(1,881)	(1,881)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	(8,955)	—	—	—	(8,955)
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(940)	—	(940)
Issuances of restricted stock	169,501	—	—	—	—	—	—	—
Share-based compensation expense, net of forfeitures		2	—	6,177	—	—	—	6,179
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(2,813)	(2,813)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	1,152	(1,152)	—
Comprehensive income:
Net income		—	—	—	—	—	92,387	92,387
Other comprehensive loss		—	—	—	(220)	—	—	(220)
Total comprehensive income								92,167
Balance at September 30, 2014	91,270,024	$913	$29,077	$2,413,662	$(2,831)	$21,608	$(948,929)	$1,513,500

	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2012	80,311,437	$803	$29,077	$2,040,306	$(12,628)	$4,753	$(897,418)	$1,164,893
Issuances of Common Stock, net of shares redeemed for tax withholdings	8,660,546	87	—	305,514	—	—	—	305,601
Conversions of Common Units to Common Stock	789,144	—	—	28,788	—	—	—	28,788
Dividends on Common Stock		—	—	—	—	—	(107,750)	(107,750)
Dividends on Preferred Stock		—	—	—	—	—	(1,881)	(1,881)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	(8,570)	—	—	—	(8,570)
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(408)	—	(408)
Contributions from noncontrolling interests in consolidated affiliates		—	—	—	—	16,240	—	16,240
Issuances of restricted stock	151,630	—	—	—	—	—	—	—
Share-based compensation expense, net of forfeitures	(1,813)	9	—	5,887	—	—	—	5,896
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(3,713)	(3,713)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	593	(593)	—
Comprehensive income:
Net income		—	—	—	—	—	99,407	99,407
Other comprehensive income		—	—	—	7,625	—	—	7,625
Total comprehensive income								107,032
Balance at September 30, 2013	89,910,944	$899	$29,077	$2,371,925	$(5,003)	$21,178	$(911,948)	$1,506,128

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2014	2013
Operating activities:
Net income	$92,387	$99,407
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	146,895	133,556
Amortization of lease incentives and acquisition-related intangible assets and liabilities	249	258
Share-based compensation expense	6,179	5,896
Allowance for losses on accounts and accrued straight-line rents receivable	1,942	1,029
Accrued interest on mortgages and notes receivable	(354)	—
Amortization of deferred financing costs	2,270	2,860
Amortization of cash flow hedges	2,824	2,428
Amortization of mortgages and notes payable fair value adjustments	(845)	(1,015)
Impairments of real estate assets	588	2,194
Losses on debt extinguishment	308	196
Net gains on disposition of property	(42,569)	(52,350)
Gain on acquisition of controlling interest in unconsolidated affiliate	—	(7,451)
Equity in (earnings)/losses of unconsolidated affiliates	(886)	1,824
Changes in financing obligations	(241)	(591)
Distributions of earnings from unconsolidated affiliates	1,634	3,129
Changes in operating assets and liabilities:
Accounts receivable	(1,762)	(508)
Prepaid expenses and other assets	(2,927)	(2,188)
Accrued straight-line rents receivable	(16,202)	(12,368)
Accounts payable, accrued expenses and other liabilities	(5,815)	10,206
Net cash provided by operating activities	183,675	186,512
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	(83,751)	(418,796)
Investment in acquired controlling interest in unconsolidated affiliate	—	(32,818)
Investments in development in process	(122,106)	(16,634)
Investments in tenant improvements and deferred leasing costs	(80,132)	(77,456)
Investments in building improvements	(39,401)	(38,702)
Net proceeds from disposition of real estate assets	151,987	161,970
Distributions of capital from unconsolidated affiliates	725	16,671
Investments in mortgages and notes receivable	(419)	(1,301)
Repayments of mortgages and notes receivable	16,974	437
Investments in unconsolidated affiliates	(6,425)	(429)
Redemption of investment in unconsolidated affiliate	4,660	—
Changes in restricted cash and other investing activities	(1,296)	5,484
Net cash (used in) investing activities	(159,184)	(401,574)
Financing activities:
Dividends on Common Stock	(115,037)	(107,750)
Redemptions of Common Units	(93)	—
Dividends on Preferred Stock	(1,881)	(1,881)
Distributions to noncontrolling interests in the Operating Partnership	(3,745)	(4,416)
Distributions to noncontrolling interests in consolidated affiliates	(940)	(408)
Proceeds from the issuance of Common Stock	49,216	315,818
Costs paid for the issuance of Common Stock	(600)	(7,678)
Repurchase of shares related to tax withholdings	(2,694)	(2,539)
Borrowings on revolving credit facility	377,700	695,300
Repayments of revolving credit facility	(443,400)	(511,900)
Borrowings on mortgages and notes payable	296,949	—
Repayments of mortgages and notes payable	(172,810)	(157,001)
Payments on financing obligations	(2,904)	(575)
Payments of debt extinguishment costs	(369)	—
Contributions from noncontrolling interests in consolidated affiliates	—	16,240
Additions to deferred financing costs and other financing activities	(2,467)	(242)
Net cash (used in)/provided by financing activities	(23,075)	232,968
Net increase in cash and cash equivalents	$1,416	$17,906
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows – Continued
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2014	2013
Net increase in cash and cash equivalents	$1,416	$17,906
Cash and cash equivalents at beginning of the period	10,184	13,783
Cash and cash equivalents at end of the period	$11,600	$31,689

Supplemental disclosure of cash flow information:

	Nine Months Ended September 30,
	2014	2013
Cash paid for interest, net of amounts capitalized	$63,340	$67,786

Supplemental disclosure of non-cash investing and financing activities:

	Nine Months Ended September 30,
	2014	2013
Unrealized gains/(losses) on cash flow hedges	$(3,337)	$4,801
Conversions of Common Units to Common Stock	162	28,788
Changes in accrued capital expenditures	17,255	12,778
Write-off of fully depreciated real estate assets	29,953	24,498
Write-off of fully amortized deferred financing and leasing costs	17,138	17,500
Unrealized gains on marketable securities of non-qualified deferred compensation plan	149	558
Adjustment of noncontrolling interests in the Operating Partnership to fair value	8,955	8,570
Unrealized gains on tax increment financing bond	293	396
Assumption of mortgages and notes payable related to acquisition activities	—	165,515
Reclass of aggregate differences between historical cost basis and the basis reflected at the joint venture level for assets acquired	—	8,206

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Balance Sheets
(Unaudited and in thousands, except unit and per unit data)

	September 30, 2014	December 31, 2013
Assets:
Real estate assets, at cost:
Land	$386,333	$393,602
Buildings and tenant improvements	3,756,655	3,748,869
Development in process	184,238	44,621
Land held for development	89,010	110,374
	4,416,236	4,297,466
Less-accumulated depreciation	(1,013,071)	(985,244)
Net real estate assets	3,403,165	3,312,222
Real estate and other assets, net, held for sale	1,032	—
Cash and cash equivalents	11,706	10,281
Restricted cash	10,633	14,169
Accounts receivable, net of allowance of $1,408 and $1,648, respectively	29,970	26,430
Mortgages and notes receivable, net of allowance of $255 and $302, respectively	10,501	26,409
Accrued straight-line rents receivable, net of allowance of $601 and $1,063, respectively	136,578	126,014
Investments in unconsolidated affiliates	30,248	29,901
Deferred financing and leasing costs, net of accumulated amortization of $108,878 and $92,220, respectively	218,725	222,211
Prepaid expenses and other assets, net of accumulated amortization of $13,913 and $12,905, respectively	42,593	39,561
Total Assets	$3,895,151	$3,807,198
Liabilities, Redeemable Operating Partnership Units and Capital:
Mortgages and notes payable	$2,013,824	$1,956,299
Accounts payable, accrued expenses and other liabilities	229,932	218,887
Financing obligations	23,519	26,664
Total Liabilities	2,267,275	2,201,850
Commitments and contingencies
Redeemable Operating Partnership Units:
Common Units, 2,936,955 and 2,943,872 outstanding, respectively	114,248	106,480
Series A Preferred Units (liquidation preference $1,000 per unit), 29,077 units issued and outstanding	29,077	29,077
Total Redeemable Operating Partnership Units	143,325	135,557
Capital:
Common Units:
General partner Common Units, 937,982 and 924,560 outstanding, respectively	14,655	14,508
Limited partner Common Units, 89,923,233 and 88,587,546 outstanding, respectively	1,451,119	1,436,498
Accumulated other comprehensive loss	(2,831)	(2,611)
Noncontrolling interests in consolidated affiliates	21,608	21,396
Total Capital	1,484,551	1,469,791
Total Liabilities, Redeemable Operating Partnership Units and Capital	$3,895,151	$3,807,198

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Income
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Rental and other revenues	$152,629	$144,827	$453,804	$407,822
Operating expenses:
Rental property and other expenses	57,383	54,080	169,015	147,995
Depreciation and amortization	48,287	47,338	146,895	128,050
Impairments of real estate assets	—	—	588	—
General and administrative	7,526	8,991	27,006	27,966
Total operating expenses	113,196	110,409	343,504	304,011
Interest expense:
Contractual	20,962	22,683	62,352	67,879
Amortization of deferred financing costs	819	963	2,270	2,860
Financing obligations	567	26	301	87
	22,348	23,672	64,923	70,826
Other income:
Interest and other income	1,054	1,582	3,863	4,982
Losses on debt extinguishment	(326)	(32)	(308)	(196)
	728	1,550	3,555	4,786
Income from continuing operations before disposition of investment properties and activity in unconsolidated affiliates	17,813	12,296	48,932	37,771
Gains/(losses) on disposition of property	36,238	34	42,185	(3)
Gain on acquisition of controlling interest in unconsolidated affiliate	—	7,451	—	7,451
Equity in earnings/(losses) of unconsolidated affiliates	248	(3,174)	886	(1,875)
Income from continuing operations	54,299	16,607	92,003	43,344
Discontinued operations:
Income from discontinued operations	—	1,514	—	5,853
Impairments of real estate assets	—	—	—	(2,194)
Net gains on disposition of discontinued operations	—	37,946	384	52,353
	—	39,460	384	56,012
Net income	54,299	56,067	92,387	99,356
Net (income) attributable to noncontrolling interests in consolidated affiliates	(291)	(203)	(1,152)	(593)
Distributions on Preferred Units	(627)	(627)	(1,881)	(1,881)
Net income available for common unitholders	$53,381	$55,237	$89,354	$96,882
Earnings per Common Unit – basic:
Income from continuing operations available for common unitholders	$0.57	$0.17	$0.96	$0.47
Income from discontinued operations available for common unitholders	—	0.44	—	0.64
Net income available for common unitholders	$0.57	$0.61	$0.96	$1.11
Weighted average Common Units outstanding – basic	93,196	90,259	92,828	86,920
Earnings per Common Unit – diluted:
Income from continuing operations available for common unitholders	$0.57	$0.17	$0.96	$0.47
Income from discontinued operations available for common unitholders	—	0.44	—	0.64
Net income available for common unitholders	$0.57	$0.61	$0.96	$1.11
Weighted average Common Units outstanding – diluted	93,314	90,360	92,949	87,034
Distributions declared per Common Unit	$0.425	$0.425	$1.275	$1.275
Net income available for common unitholders:
Income from continuing operations available for common unitholders	$53,381	$15,777	$88,970	$40,870
Income from discontinued operations available for common unitholders	—	39,460	384	56,012
Net income available for common unitholders	$53,381	$55,237	$89,354	$96,882
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Comprehensive income:
Net income	$54,299	$56,067	$92,387	$99,356
Other comprehensive income/(loss):
Unrealized gains on tax increment financing bond	23	97	293	396
Unrealized gains/(losses) on cash flow hedges	913	(1,798)	(3,337)	4,801
Amortization of cash flow hedges	952	840	2,824	2,428
Total other comprehensive income/(loss)	1,888	(861)	(220)	7,625
Total comprehensive income	56,187	55,206	92,167	106,981
Less-comprehensive (income) attributable to noncontrolling interests	(291)	(203)	(1,152)	(593)
Comprehensive income attributable to common unitholders	$55,896	$55,003	$91,015	$106,388

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Capital
(Unaudited and in thousands)

	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2013	$14,508	$1,436,498	$(2,611)	$21,396	$1,469,791
Issuances of Common Units, net of units redeemed for tax withholdings	459	45,463	—	—	45,922
Redemptions of Common Units	(1)	(92)	—	—	(93)
Distributions paid on Common Units	(1,183)	(117,078)	—	—	(118,261)
Distributions paid on Preferred Units	(19)	(1,862)	—	—	(1,881)
Share-based compensation expense, net of forfeitures	62	6,117	—	—	6,179
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(940)	(940)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	(83)	(8,250)	—	—	(8,333)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(12)	(1,140)	—	1,152	—
Comprehensive income:
Net income	924	91,463	—	—	92,387
Other comprehensive loss	—	—	(220)	—	(220)
Total comprehensive income					92,167
Balance at September 30, 2014	$14,655	$1,451,119	$(2,831)	$21,608	$1,484,551

	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2012	$11,427	$1,131,481	$(12,628)	$4,753	$1,135,033
Issuances of Common Units, net of units redeemed for tax withholdings	3,056	302,545	—	—	305,601
Distributions paid on Common Units	(1,117)	(110,528)	—	—	(111,645)
Distributions paid on Preferred Units	(19)	(1,862)	—	—	(1,881)
Share-based compensation expense, net of forfeitures	59	5,837	—	—	5,896
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(408)	(408)
Contributions from noncontrolling interests in consolidated affiliates	—	—	—	16,240	16,240
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	204	20,125	—	—	20,329
Net (income) attributable to noncontrolling interests in consolidated affiliates	(6)	(587)	—	593	—
Comprehensive income:
Net income	994	98,362	—	—	99,356
Other comprehensive income	—	—	7,625	—	7,625
Total comprehensive income					106,981
Balance at September 30, 2013	$14,598	$1,445,373	$(5,003)	$21,178	$1,476,146

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2014	2013
Operating activities:
Net income	$92,387	$99,356
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	146,895	133,556
Amortization of lease incentives and acquisition-related intangible assets and liabilities	249	258
Share-based compensation expense	6,179	5,896
Allowance for losses on accounts and accrued straight-line rents receivable	1,942	1,029
Accrued interest on mortgages and notes receivable	(354)	—
Amortization of deferred financing costs	2,270	2,860
Amortization of cash flow hedges	2,824	2,428
Amortization of mortgages and notes payable fair value adjustments	(845)	(1,015)
Impairments of real estate assets	588	2,194
Losses on debt extinguishment	308	196
Net gains on disposition of property	(42,569)	(52,350)
Gain on acquisition of controlling interest in unconsolidated affiliate	—	(7,451)
Equity in (earnings)/losses of unconsolidated affiliates	(886)	1,875
Changes in financing obligations	(241)	(591)
Distributions of earnings from unconsolidated affiliates	1,634	3,109
Changes in operating assets and liabilities:
Accounts receivable	(1,762)	(508)
Prepaid expenses and other assets	(2,885)	(2,141)
Accrued straight-line rents receivable	(16,202)	(12,368)
Accounts payable, accrued expenses and other liabilities	(5,804)	10,257
Net cash provided by operating activities	183,728	186,590
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	(83,751)	(418,796)
Investment in acquired controlling interest in unconsolidated affiliate	—	(32,818)
Investments in development in process	(122,106)	(16,634)
Investments in tenant improvements and deferred leasing costs	(80,132)	(77,456)
Investments in building improvements	(39,401)	(38,702)
Net proceeds from disposition of real estate assets	151,987	161,970
Distributions of capital from unconsolidated affiliates	725	16,671
Investments in mortgages and notes receivable	(419)	(1,301)
Repayments of mortgages and notes receivable	16,974	437
Investments in unconsolidated affiliates	(6,425)	(429)
Redemption of investment in unconsolidated affiliate	4,660	—
Changes in restricted cash and other investing activities	(1,296)	5,484
Net cash (used in) investing activities	(159,184)	(401,574)
Financing activities:
Distributions on Common Units	(118,261)	(111,645)
Redemptions of Common Units	(93)	—
Distributions on Preferred Units	(1,881)	(1,881)
Distributions to noncontrolling interests in consolidated affiliates	(940)	(408)
Proceeds from the issuance of Common Units	49,216	315,818
Costs paid for the issuance of Common Units	(600)	(7,678)
Repurchase of units related to tax withholdings	(2,694)	(2,539)
Borrowings on revolving credit facility	377,700	695,300
Repayments of revolving credit facility	(443,400)	(511,900)
Borrowings on mortgages and notes payable	296,949	—
Repayments of mortgages and notes payable	(172,810)	(157,001)
Payments on financing obligations	(2,904)	(575)
Payments of debt extinguishment costs	(369)	—
Contributions from noncontrolling interests in consolidated affiliates	—	16,240
Additions to deferred financing costs and other financing activities	(3,032)	(834)
Net cash (used in)/provided by financing activities	(23,119)	232,897
Net increase in cash and cash equivalents	$1,425	$17,913
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows - Continued
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2014	2013
Net increase in cash and cash equivalents	$1,425	$17,913
Cash and cash equivalents at beginning of the period	10,281	13,867
Cash and cash equivalents at end of the period	$11,706	$31,780

Supplemental disclosure of cash flow information:

	Nine Months Ended September 30,
	2014	2013
Cash paid for interest, net of amounts capitalized	$63,340	$67,786

Supplemental disclosure of non-cash investing and financing activities:

	Nine Months Ended September 30,
	2014	2013
Unrealized gains/(losses) on cash flow hedges	$(3,337)	$4,801
Changes in accrued capital expenditures	17,255	12,778
Write-off of fully depreciated real estate assets	29,953	24,498
Write-off of fully amortized deferred financing and leasing costs	17,138	17,500
Unrealized gains on marketable securities of non-qualified deferred compensation plan	149	558
Adjustment of Redeemable Common Units to fair value	7,768	(20,921)
Unrealized gains on tax increment financing bond	293	396
Assumption of mortgages and notes payable related to acquisition activities	—	165,515
Reclass of aggregate differences between historical cost basis and the basis reflected at the joint venture level for assets acquired	—	8,206

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(tabular dollar amounts in thousands, except per share and per unit data)
(Unaudited)

1.    Description of Business and Significant Accounting Policies

Description of Business

Highwoods Properties, Inc. (the “Company”) is a fully-integrated real estate investment trust (“REIT”) that provides leasing, management, development, construction and other customer-related services for its properties and for third parties. The Company conducts its activities through Highwoods Realty Limited Partnership (the “Operating Partnership”). At September 30, 2014, we owned or had an interest in 31.1 million rentable square feet of in-service office, industrial and retail properties, 0.9 million rentable square feet of office properties under development and approximately 500 acres of development land.

The Company is the sole general partner of the Operating Partnership. At September 30, 2014, the Company owned all of the Preferred Units and 90.9 million, or 96.9%, of the Common Units in the Operating Partnership. Limited partners own the remaining 2.9 million Common Units. During the nine months ended September 30, 2014, the Company redeemed 2,500 Common Units for less than $0.1 million in cash and redeemed 4,417 Common Units for a like number of shares of Common Stock.

Common Stock Offerings

During the three and nine months ended September 30, 2014, the Company issued 875,701 and 949,578 shares of Common Stock, respectively, under its equity sales agreements at an average gross sales price of $42.44 and $42.12 per share, respectively, and received net proceeds, after sales commissions, of $36.6 million and $39.4 million, respectively. As a result of this activity and the redemptions discussed above, the percentage of Common Units owned by the Company increased from 96.8% at December 31, 2013 to 96.9% at September 30, 2014.

Basis of Presentation

Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Our Consolidated Statements of Income for the three and nine months ended September 30, 2013 were retrospectively revised from previously reported amounts to reflect in discontinued operations the operations for those properties classified as discontinued operations.

The Company's Consolidated Financial Statements include the Operating Partnership, wholly owned subsidiaries and those entities in which the Company has the controlling interest. The Operating Partnership's Consolidated Financial Statements include wholly owned subsidiaries and those entities in which the Operating Partnership has the controlling interest. All intercompany transactions and accounts have been eliminated. At September 30, 2014 and December 31, 2013, we had involvement with, but are not the primary beneficiary in, an entity that we concluded to be a variable interest entity (see Note 3).

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
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

1.    Description of Business and Significant Accounting Policies – Continued

Recently Issued Accounting Standards

The Financial Accounting Standards Board ("FASB") recently issued an accounting standard update that requires only those real estate asset sales representing a strategic shift in operations (e.g., a disposal of a major geographic area or a major line of business) to be reflected in discontinued operations. This accounting standard update is required to be adopted in 2015. Early adoption is permitted, but only for real estate asset sales that have not been previously reflected as discontinued operations. We elected to early adopt the accounting standard update in the second quarter of 2014, resulting in the operations of current period dispositions and property classified as held for sale being included in continuing operations on our Consolidated Statements of Income.  Prior to adoption, we were generally required to reflect all real estate asset sales as discontinued operations, which required reclassification of the earnings of the sold assets from continuing operations for all periods presented.

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

2.    Real Estate Assets

Acquisitions

During the third quarter of 2014, we acquired an office property in Raleigh, NC encompassing 374,000 rentable square feet for a purchase price of $83.8 million. We expensed $0.2 million of acquisition costs (included in general and administrative expenses) related to this acquisition. The assets acquired and liabilities assumed were recorded at fair value as determined by management based on information available at the acquisition date and on current assumptions as to future operations.

Pro Forma Disclosure

During the third quarter of 2013, we acquired our joint venture partner's 60.0% interest in our HIW-KC Orlando, LLC joint venture, which owned five office properties in Orlando, FL encompassing 1.3 million rentable square feet, for a net purchase price of $112.8 million. We previously accounted for our 40.0% interest in this joint venture using the equity method of accounting. The assets and liabilities of the joint venture are now wholly owned and are recorded in our Consolidated Financial Statements, including assets recorded at fair value of $188.0 million and secured debt recorded at fair value of $127.9 million, with an effective interest rate of 3.11%. This debt has since been repaid. As a result of acquiring a controlling interest in this joint venture, our previously held equity interest was remeasured at a fair value of $75.2 million resulting in a gain of $7.5 million, which represents the difference between the fair market value of our previously held equity interest and the carrying value of our investment on the date of acquisition. The fair market value of our previously held equity interest was determined by management based on information available at the acquisition date and on current assumptions as to future operations.

During the third quarter of 2013, we also acquired an office property in Nashville, TN encompassing 520,000 rentable square feet for a net purchase price of $150.1 million.

During the second quarter of 2013, we acquired an office property in Atlanta, GA encompassing 553,000 rentable square feet for a purchase price of $140.1 million.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

2.    Real Estate Assets – Continued

The following table sets forth a summary of the fair value of the major assets acquired and liabilities assumed relating to the 2013 acquisitions discussed in the preceding paragraphs:

Total Purchase Price Allocation
Real estate assets	$445,396
Acquisition-related intangible assets (in deferred financing and leasing costs)	50,595
Mortgages and notes payable	(127,891)
Acquisition-related below market lease liabilities (in accounts payable, accrued expenses and other liabilities)	(17,818)
Total allocation	$350,282

The following table sets forth our revenues and net income, adjusted for interest expense and depreciation and amortization related to purchase price allocations, acquisition costs and equity in earnings of unconsolidated affiliates previously recognized as income assuming the 2013 acquisitions discussed in the preceding paragraphs had been completed as of January 1, 2012:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2013	2013
Pro forma revenues	$149,754	$443,178
Pro forma net income	$49,818	$90,064
Pro forma earnings per share - basic	$0.54	$1.00
Pro forma earnings per share - diluted	$0.54	$1.00

The 2013 acquisitions discussed in the preceding paragraphs resulted in revenues of $10.0 million and $10.3 million and net losses of $0.1 million and $0.4 million recorded in the Consolidated Statements of Income for the three and nine months ended September 30, 2013, respectively.

Dispositions

During the third quarter of 2014, we sold:

•	five office properties and a land parcel in a single transaction in Raleigh, NC for a sale price of $58.7 million and recorded a gain on disposition of property of $11.7 million;

•	11 office properties in Richmond, VA in separate transactions for an aggregate sale price of $40.7 million and recorded aggregate gains on disposition of property of $17.6 million;

•
six office and eight industrial properties in Greensboro, NC for a sale price of $28.2 million (before closing credits to buyer of $1.2 million for unfunded tenant improvements and $0.4 million for free rent) and recorded a gain on disposition of property of $4.7 million; and

•
an office property in Greenville, SC for a sale price of $27.2 million (before closing credits to buyer of $5.8 million for unfunded building and tenant improvements and $1.8 million for free rent) and recorded a gain on disposition of property of $2.2 million.

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

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

2.    Real Estate Assets – Continued

Impairments

During the second quarter of 2014, we recorded an impairment of real estate assets of $0.6 million on an office property in Greensboro, NC. This impairment was due to a change in the assumed timing of future disposition and leasing assumptions, which reduced the future expected cash flows from the impaired property.

3.    Mortgages and Notes Receivable

The following table sets forth our mortgages and notes receivable:

	September 30, 2014	December 31, 2013
Seller financing (first mortgages)	$—	$16,454
Less allowance	—	—
	—	16,454
Mortgage receivable (including accrued interest)	10,300	9,435
Less allowance	—	—
	10,300	9,435
Promissory notes	456	822
Less allowance	(255)	(302)
	201	520
Mortgages and notes receivable, net	$10,501	$26,409

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

During 2012, we provided $8.6 million of secured acquisition financing to a third party. We also agreed to loan such third party $8.4 million on a secured basis to fund future infrastructure development. As of September 30, 2014, $0.7 million has been funded to the third party for infrastructure development. We concluded this arrangement to be an interest in a variable interest entity. However, since we do not have the power to direct matters that most significantly impact the activities of the entity, we do not qualify as the primary beneficiary. Accordingly, the entity is not consolidated. Our risk of loss with respect to this arrangement is limited to the carrying value of the mortgage receivable and the future infrastructure development funding commitment.

We evaluate the ability to collect our mortgages and notes receivable by monitoring the leasing statistics and/or market fundamentals of these assets. As of September 30, 2014, our mortgages and notes receivable were not in default and there were no other indicators of impairment.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

3.    Mortgages and Notes Receivable - Continued

The following table sets forth our notes receivable allowance, which relates only to promissory notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Beginning notes receivable allowance	$275	$376	$302	$182
Recoveries/write-offs/other	(20)	(36)	(47)	158
Total notes receivable allowance	$255	$340	$255	$340

4.    Investments in Affiliates

Unconsolidated Affiliates

We have equity interests of up to 50.0% in various joint ventures with unrelated third parties that are accounted for using the equity method of accounting because we have the ability to exercise significant influence over their operating and financial policies.

The following table sets forth the summarized income statements of our unconsolidated affiliates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Income Statements:
Rental and other revenues	$12,425	$16,911	$37,703	$64,362
Expenses:
Rental property and other expenses	6,441	8,733	18,880	31,681
Depreciation and amortization	3,281	5,010	10,098	17,383
Impairments of real estate assets	—	15,287	—	20,077
Interest expense	2,201	3,141	6,713	12,569
Total expenses	11,923	32,171	35,691	81,710
Income/(loss) before disposition of property	502	(15,260)	2,012	(17,348)
Gains on disposition of property	—	8,256	1,949	8,323
Net income/(loss)	$502	$(7,004)	$3,961	$(9,025)

Board of Trade Investment Company ("Board of Trade")

During the first quarter of 2014, Board of Trade sold an office property to an unrelated third party for gross proceeds of $8.3 million and recorded a gain of $1.9 million. As our cost basis was different from the basis reflected at the entity level, we recorded a net impairment charge on our investment of $0.4 million. This charge represented the other-than-temporary decline in the fair value below the carrying value of our investment. During the second quarter of 2014, our 49.0% interest in Board of Trade was redeemed in exchange for $4.7 million in cash, which was received in the third quarter of 2014.

Highwoods KC Glenridge Office, LLC (“KC Glenridge”)

During the second quarter of 2014, KC Glenridge paid at maturity the remaining $14.9 million balance on a secured mortgage loan with an effective interest rate of 4.84%.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

5.    Intangible Assets and Below Market Lease Liabilities

The following table sets forth total intangible assets and acquisition-related below market lease liabilities, net of accumulated amortization:

	September 30, 2014	December 31, 2013
Assets:
Deferred financing costs	$19,512	$17,363
Less accumulated amortization	(7,193)	(5,204)
	12,319	12,159
Deferred leasing costs (including lease incentives and above market lease and in-place lease acquisition-related intangible assets)	308,091	297,068
Less accumulated amortization	(101,685)	(87,016)
	206,406	210,052
Deferred financing and leasing costs, net	$218,725	$222,211

Liabilities (in accounts payable, accrued expenses and other liabilities):
Acquisition-related below market lease liabilities	$55,639	$55,323
Less accumulated amortization	(11,994)	(8,478)
	$43,645	$46,845

The following table sets forth amortization of intangible assets and below market lease liabilities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Amortization of deferred financing costs	$819	$963	$2,270	$2,860
Amortization of deferred leasing costs and acquisition-related intangible assets (in depreciation and amortization)	$9,465	$10,639	$29,443	$26,603
Amortization of lease incentives (in rental and other revenues)	$327	$347	$1,077	$1,061
Amortization of acquisition-related intangible assets (in rental and other revenues)	$1,080	$1,548	$3,310	$2,499
Amortization of acquisition-related intangible assets (in rental property and other expenses)	$140	$140	$416	$416
Amortization of acquisition-related below market lease liabilities (in rental and other revenues)	$(1,532)	$(1,584)	$(4,554)	$(3,737)

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

5.    Intangible Assets and Below Market Lease Liabilities - Continued

The following table sets forth scheduled future amortization of intangible assets and below market lease liabilities:

	Amortization of Deferred Financing Costs	Amortization of Deferred Leasing Costs and Acquisition-Related Intangible Assets (in Depreciation and Amortization)	Amortization of Lease Incentives (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental Property and Other Expenses)	Amortization of Acquisition-Related Below Market Lease Liabilities (in Rental and Other Revenues)
October 1 through December 31, 2014	$776	$10,411	$339	$1,034	$136	$(1,560)
2015	3,074	36,795	1,148	3,612	553	(5,978)
2016	2,811	30,965	986	2,819	553	(5,696)
2017	2,518	26,845	908	2,276	553	(5,424)
2018	1,394	22,423	805	1,434	553	(5,285)
Thereafter	1,746	53,619	2,782	3,771	1,086	(19,702)
	$12,319	$181,058	$6,968	$14,946	$3,434	$(43,645)
Weighted average remaining amortization periods as of September 30, 2014 (in years)	4.6	6.8	8.2	6.5	6.2	8.4

The following table sets forth the intangible assets acquired and below market lease liabilities assumed as a result of 2014 acquisition activity:

	Acquisition-Related Intangible Assets (amortized in Rental and Other Revenues)	Acquisition-Related Intangible Assets (amortized in Depreciation and Amortization)	Acquisition-Related Below Market Lease Liabilities (amortized in Rental and Other Revenues)
Amount recorded from acquisition activity	$27	$6,293	$(1,353)
Weighted average remaining amortization periods as of September 30, 2014 (in years)	3.5	5.5	4.9

6.    Mortgages and Notes Payable

The following table sets forth our mortgages and notes payable:

	September 30, 2014	December 31, 2013
Secured indebtedness	$314,506	$488,664
Unsecured indebtedness	1,699,318	1,467,635
Total mortgages and notes payable	$2,013,824	$1,956,299

At September 30, 2014, our secured mortgage loans were collateralized by real estate assets with an aggregate undepreciated book value of $582.2 million.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

6.    Mortgages and Notes Payable - Continued

Our $475.0 million unsecured revolving credit facility is scheduled to mature in January 2018 and includes an accordion feature that allows for an additional $75.0 million of borrowing capacity subject to additional lender commitments. Assuming no defaults have occurred, we have an option to extend the maturity for two additional six-month periods. The interest rate at our current credit ratings is LIBOR plus 110 basis points and the annual facility fee is 20 basis points. There was $150.0 million and $148.0 million outstanding under our revolving credit facility at September 30, 2014 and October 20, 2014, respectively. At both September 30, 2014 and October 20, 2014, we had $0.1 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at September 30, 2014 and October 20, 2014 was $324.9 million and $326.9 million, respectively.

During the third quarter of 2014, we prepaid the remaining $36.9 million balance on a secured mortgage loan with an effective interest rate of 3.34% that was originally scheduled to mature in April 2015. We recorded $0.3 million of loss on debt extinguishment related to this prepayment.

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

Our interest rate swaps have been designated as and are being accounted for as cash flow hedges with changes in fair value recorded in other comprehensive income each reporting period. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on our cash flow hedges during the nine months ended September 30, 2014. We have no collateral requirements related to our interest rate swaps.

Amounts reported in accumulated other comprehensive loss ("AOCL") related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the period from October 1, 2014 through September 30, 2015, we estimate that $3.2 million will be reclassified to interest expense.

The following table sets forth the gross fair value of our derivatives:

	September 30, 2014	December 31, 2013
Derivatives:
Derivatives designated as cash flow hedges in prepaid expenses and other assets:
Interest rate swaps	$—	$301
Derivatives designated as cash flow hedges in accounts payable, accrued expenses and other liabilities:
Interest rate swaps	$959	$510

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

7.	Derivative Financial Instruments - Continued

The following table sets forth the effect of our cash flow hedges on AOCL and interest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Derivatives Designated as Cash Flow Hedges:
Amount of unrealized gains/(losses) recognized in AOCL on derivatives (effective portion):
Interest rate swaps	$913	$(1,798)	$(3,337)	$4,801
Amount of losses reclassified out of AOCL into contractual interest expense (effective portion):
Interest rate swaps	$952	$840	$2,824	$2,428

8.	Noncontrolling Interests

Noncontrolling Interests in Consolidated Affiliates

At September 30, 2014, our noncontrolling interests in consolidated affiliates relates to our joint venture partner's 50.0% interest in office properties in Richmond, VA. Our joint venture partner is an unrelated third party.

Noncontrolling Interests in the Operating Partnership

The following table sets forth the Company's noncontrolling interests in the Operating Partnership:

	Nine Months Ended September 30,
	2014	2013
Beginning noncontrolling interests in the Operating Partnership	$106,480	$124,869
Adjustment of noncontrolling interests in the Operating Partnership to fair value	8,955	8,570
Conversions of Common Units to Common Stock	(162)	(28,788)
Redemptions of Common Units	(93)	—
Net income attributable to noncontrolling interests in the Operating Partnership	2,813	3,713
Distributions to noncontrolling interests in the Operating Partnership	(3,745)	(4,416)
Total noncontrolling interests in the Operating Partnership	$114,248	$103,948

The following table sets forth net income available for common stockholders and transfers from the Company's noncontrolling interests in the Operating Partnership:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income available for common stockholders	$51,708	$53,349	$86,541	$93,220
Increase in additional paid in capital from conversions of Common Units to Common Stock	—	25,937	162	28,788
Change from net income available for common stockholders and transfers from noncontrolling interests	$51,708	$79,286	$86,703	$122,008

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

Our Level 1 asset is our investment in marketable securities that we use to pay benefits under our non-qualified deferred compensation plan. Our Level 1 liability is our non-qualified deferred compensation obligation. The Company's Level 1 noncontrolling interests in the Operating Partnership relate to the ownership of Common Units by various individuals and entities other than the Company.

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

		Level 1	Level 2	Level 3
	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
Fair Value at September 30, 2014:
Assets:
Mortgages and notes receivable, at fair value (1)	$10,531	$—	$201	$10,330
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	3,553	3,553	—	—
Tax increment financing bond (in prepaid expenses and other assets)	13,696	—	—	13,696
Total Assets	$27,780	$3,553	$201	$24,026
Noncontrolling Interests in the Operating Partnership	$114,248	$114,248	$—	$—
Liabilities:
Mortgages and notes payable, at fair value (1)	$2,087,145	$—	$2,087,145	$—
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	959	—	959	—
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	3,553	3,553	—	—
Financing obligations, at fair value (1)	22,654	—	—	22,654
Total Liabilities	$2,114,311	$3,553	$2,088,104	$22,654

Fair Value at December 31, 2013:
Assets:
Mortgages and notes receivable, at fair value (1)	$26,485	$—	$17,029	$9,456
Interest rate swaps (in prepaid expenses and other assets)	301	—	301	—
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	3,996	3,996	—	—
Tax increment financing bond (in prepaid expenses and other assets)	13,403	—	—	13,403
Total Assets	$44,185	$3,996	$17,330	$22,859
Noncontrolling Interests in the Operating Partnership	$106,480	$106,480	$—	$—
Liabilities:
Mortgages and notes payable, at fair value (1)	$2,037,385	$—	$2,037,385	$—
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	510	—	510	—
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	3,996	3,996	—	—
Financing obligations, at fair value (1)	22,478	—	—	22,478
Total Liabilities	$2,064,369	$3,996	$2,037,895	$22,478
__________
(1)    Amounts recorded at historical cost on our Consolidated Balance Sheets at September 30, 2014 and December 31, 2013.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

9.	Disclosure About Fair Value of Financial Instruments - Continued

The following table sets forth the changes in our Level 3 asset and liability, which are recorded at fair value on our Consolidated Balance Sheets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Asset:
Tax Increment Financing Bond:
Beginning balance	$13,673	$14,233	$13,403	$14,496
Principal repayment	—	—	—	(562)
Unrealized gains (in AOCL)	23	97	293	396
Ending balance	$13,696	$14,330	$13,696	$14,330
Liability:
Contingent Consideration to Acquire Real Estate Assets:
Beginning balance	$—	$384	$—	$563
Unrecognized gains (in general and administrative expenses)	—	(193)	—	(372)
Ending balance	$—	$191	$—	$191

During 2007, we acquired a tax increment financing bond associated with a parking garage developed by us. This bond amortizes to maturity in 2020. The estimated fair value at September 30, 2014 was $0.7 million below the outstanding principal due on the bond. If the discount rate used to fair value this bond was 100 basis points higher or lower, the fair value of the bond would have been $0.4 million lower or $0.4 million higher, respectively, as of September 30, 2014. We intend to hold this bond and have concluded that we will not be required to sell this bond before recovery of the bond principal. Payment of the principal and interest for the bond is guaranteed by us. We have recorded no credit losses related to the bond during the three and nine months ended September 30, 2014 and 2013. There is no legal right of offset with the liability, which we report as a financing obligation, related to this tax increment financing bond.

The following table sets forth quantitative information about the unobservable input of our Level 3 asset, which is recorded at fair value on our Consolidated Balance Sheets:

	Valuation Technique	Unobservable Input	Rate
Asset:
Tax increment financing bond	Income approach	Discount rate	9.7%

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

10.	Share-Based Payments

During the nine months ended September 30, 2014, the Company granted 190,330 stock options with an exercise price equal to the closing market price of a share of Common Stock on the date of grant. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model, which resulted in a weighted average grant date fair value per share of $6.75. During the nine months ended September 30, 2014, the Company also granted 94,932 shares of time-based restricted stock and 74,569 shares of total return-based restricted stock with weighted average grant date fair values per share of $37.76 and $35.58, respectively. We recorded share-based compensation expense of $0.8 million and $1.2 million during the three months ended September 30, 2014 and 2013, respectively, and $6.2 million and $5.9 million during the nine months ended September 30, 2014 and 2013, respectively. At September 30, 2014, there was $5.5 million of total unrecognized share-based compensation costs, which will be recognized over a weighted average remaining contractual term of 2.5 years.

11.	Accumulated Other Comprehensive Loss

The following table sets forth the components of AOCL:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Tax increment financing bond:
Beginning balance	$(759)	$(1,599)	$(1,029)	$(1,898)
Unrealized gains on tax increment financing bond	23	97	293	396
Ending balance	(736)	(1,502)	(736)	(1,502)
Cash flow hedges:
Beginning balance	(3,960)	(2,543)	(1,582)	(10,730)
Unrealized gains/(losses) on cash flow hedges	913	(1,798)	(3,337)	4,801
Amortization of cash flow hedges (1)	952	840	2,824	2,428
Ending balance	(2,095)	(3,501)	(2,095)	(3,501)
Total accumulated other comprehensive loss	$(2,831)	$(5,003)	$(2,831)	$(5,003)
__________
(1)    Amounts reclassified out of AOCL into contractual interest expense.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

12.	Real Estate and Other Assets Held For Sale and Discontinued Operations

The following table sets forth the major classes of assets of our real estate and other assets, net, held for sale:

	September 30, 2014	December 31, 2013
Assets:
Land held for development	$989	$—
Net real estate assets	989	—
Prepaid expenses and other assets	43	—
Real estate and other assets, net, held for sale	$1,032	$—

The following table sets forth our operations that were classified as discontinued operations prior to the adoption of the accounting standard update discussed in Note 1:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Rental and other revenues	$—	$5,277	$—	$18,537
Operating expenses:
Rental property and other expenses	—	2,312	—	7,178
Depreciation and amortization	—	1,451	—	5,506
Total operating expenses	—	3,763	—	12,684
Income from discontinued operations	—	1,514	—	5,853
Impairments of real estate assets	—	—	—	(2,194)
Net gains on disposition of discontinued operations	—	37,946	384	52,353
Total discontinued operations	$—	$39,460	$384	$56,012

As of September 30, 2014, real estate and other assets, net, held for sale consisted of a land parcel in Richmond, VA and two land parcels in Raleigh, NC, none of which were classified as discontinued operations during the nine months ended September 30, 2014. As of December 31, 2013, there were no real estate and other assets, net, held for sale.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

13.	Earnings Per Share and Per Unit

The following table sets forth the computation of basic and diluted earnings per share of the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Earnings per Common Share - basic:
Numerator:
Income from continuing operations	$54,299	$16,608	$92,003	$43,395
Net (income) attributable to noncontrolling interests in the Operating Partnership from continuing operations	(1,673)	(488)	(2,801)	(1,600)
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(291)	(203)	(1,152)	(593)
Dividends on Preferred Stock	(627)	(627)	(1,881)	(1,881)
Income from continuing operations available for common stockholders	51,708	15,290	86,169	39,321
Income from discontinued operations	—	39,460	384	56,012
Net (income) attributable to noncontrolling interests in the Operating Partnership from discontinued operations	—	(1,401)	(12)	(2,113)
Income from discontinued operations available for common stockholders	—	38,059	372	53,899
Net income available for common stockholders	$51,708	$53,349	$86,541	$93,220
Denominator:
Denominator for basic earnings per Common Share – weighted average shares	90,668	87,467	90,299	83,793
Earnings per Common Share - basic:
Income from continuing operations available for common stockholders	$0.57	$0.17	$0.96	$0.47
Income from discontinued operations available for common stockholders	—	0.44	—	0.64
Net income available for common stockholders	$0.57	$0.61	$0.96	$1.11
Earnings per Common Share - diluted:
Numerator:
Income from continuing operations	$54,299	$16,608	$92,003	$43,395
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(291)	(203)	(1,152)	(593)
Dividends on Preferred Stock	(627)	(627)	(1,881)	(1,881)
Income from continuing operations available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	53,381	15,778	88,970	40,921
Income from discontinued operations available for common stockholders	—	39,460	384	56,012
Net income available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	$53,381	$55,238	$89,354	$96,933
Denominator:
Denominator for basic earnings per Common Share – weighted average shares	90,668	87,467	90,299	83,793
Add:
Stock options using the treasury method	118	101	121	114
Noncontrolling interests Common Units	2,937	3,201	2,938	3,536
Denominator for diluted earnings per Common Share – adjusted weighted average shares and assumed conversions (1) (2)	93,723	90,769	93,358	87,443
Earnings per Common Share - diluted:
Income from continuing operations available for common stockholders	$0.57	$0.17	$0.96	$0.47
Income from discontinued operations available for common stockholders	—	0.44	—	0.64
Net income available for common stockholders	$0.57	$0.61	$0.96	$1.11
__________

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

13.	Earnings Per Share and Per Unit - Continued

(1)
There were 0.3 million options outstanding during both the three and nine months ended September 30, 2013 that were not included in the computation of diluted earnings per share because the impact of including such options would be anti-dilutive. There were no such options outstanding during both the three and nine months ended September 30, 2014.

(2)	Includes all unvested restricted stock where dividends on such restricted stock are non-forfeitable.

The following table sets forth the computation of basic and diluted earnings per unit of the Operating Partnership:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Earnings per Common Unit - basic:
Numerator:
Income from continuing operations	$54,299	$16,607	$92,003	$43,344
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(291)	(203)	(1,152)	(593)
Distributions on Preferred Units	(627)	(627)	(1,881)	(1,881)
Income from continuing operations available for common unitholders	53,381	15,777	88,970	40,870
Income from discontinued operations available for common unitholders	—	39,460	384	56,012
Net income available for common unitholders	$53,381	$55,237	$89,354	$96,882
Denominator:
Denominator for basic earnings per Common Unit – weighted average units	93,196	90,259	92,828	86,920
Earnings per Common Unit - basic:
Income from continuing operations available for common unitholders	$0.57	$0.17	$0.96	$0.47
Income from discontinued operations available for common unitholders	—	0.44	—	0.64
Net income available for common unitholders	$0.57	$0.61	$0.96	$1.11
Earnings per Common Unit - diluted:
Numerator:
Income from continuing operations	$54,299	$16,607	$92,003	$43,344
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(291)	(203)	(1,152)	(593)
Distributions on Preferred Units	(627)	(627)	(1,881)	(1,881)
Income from continuing operations available for common unitholders	53,381	15,777	88,970	40,870
Income from discontinued operations available for common unitholders	—	39,460	384	56,012
Net income available for common unitholders	$53,381	$55,237	$89,354	$96,882
Denominator:
Denominator for basic earnings per Common Unit – weighted average units	93,196	90,259	92,828	86,920
Add:
Stock options using the treasury method	118	101	121	114
Denominator for diluted earnings per Common Unit – adjusted weighted average units and assumed conversions (1) (2)	93,314	90,360	92,949	87,034
Earnings per Common Unit - diluted:
Income from continuing operations available for common unitholders	$0.57	$0.17	$0.96	$0.47
Income from discontinued operations available for common unitholders	—	0.44	—	0.64
Net income available for common unitholders	$0.57	$0.61	$0.96	$1.11
__________

(1)
There were 0.3 million options outstanding during both the three and nine months ended September 30, 2013 that were not included in the computation of diluted earnings per unit because the impact of including such options would be anti-dilutive. There were no such options outstanding during both the three and nine months ended September 30, 2014.

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

The following tables summarize the rental and other revenues and net operating income, the primary industry property-level performance metric used by our chief operating decision maker which is defined as rental and other revenues less rental property and other expenses, for each of our reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Rental and Other Revenues:
Office:
Atlanta, GA	$24,682	$22,523	$71,286	$57,630
Greenville, SC	532	827	2,140	2,500
Kansas City, MO	4,218	4,064	12,401	12,067
Memphis, TN	10,186	9,644	30,076	28,680
Nashville, TN	20,139	15,147	59,926	43,411
Orlando, FL	8,991	8,441	27,059	12,894
Piedmont Triad, NC	6,439	6,596	19,469	19,487
Pittsburgh, PA	14,259	14,191	42,030	41,835
Raleigh, NC	21,357	21,737	65,386	64,124
Richmond, VA	11,236	12,006	34,999	35,639
Tampa, FL	17,637	16,879	51,393	51,702
Total Office Segment	139,676	132,055	416,165	369,969
Industrial:
Atlanta, GA	218	210	626	624
Piedmont Triad, NC	2,982	2,998	8,676	9,238
Total Industrial Segment	3,200	3,208	9,302	9,862
Retail:
Kansas City, MO	9,753	9,564	28,337	27,991
Total Retail Segment	9,753	9,564	28,337	27,991
Total Rental and Other Revenues	$152,629	$144,827	$453,804	$407,822

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

14.	Segment Information - Continued

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net Operating Income:
Office:
Atlanta, GA	$14,808	$13,868	$42,826	$35,936
Greenville, SC	289	448	1,154	1,400
Kansas City, MO	2,671	2,597	7,974	7,796
Memphis, TN	6,024	5,408	17,420	16,337
Nashville, TN	13,590	10,311	40,742	30,028
Orlando, FL	5,087	4,950	15,809	7,099
Piedmont Triad, NC	4,105	4,257	12,352	12,611
Pittsburgh, PA	8,122	8,001	23,303	23,322
Raleigh, NC	14,611	14,920	45,969	45,226
Richmond, VA	7,165	7,910	23,106	24,267
Tampa, FL	10,304	9,930	30,370	31,618
Total Office Segment	86,776	82,600	261,025	235,640
Industrial:
Atlanta, GA	124	122	368	361
Piedmont Triad, NC	2,218	2,187	6,246	6,797
Total Industrial Segment	2,342	2,309	6,614	7,158
Retail:
Kansas City, MO	6,157	5,837	17,186	17,066
Total Retail Segment	6,157	5,837	17,186	17,066
Corporate and other	(29)	(21)	(69)	(55)
Total Net Operating Income	95,246	90,725	284,756	259,809
Reconciliation to income from continuing operations before disposition of investment properties and activity in unconsolidated affiliates:
Depreciation and amortization	(48,287)	(47,338)	(146,895)	(128,050)
Impairments of real estate assets	—	—	(588)	—
General and administrative expenses	(7,526)	(8,969)	(26,973)	(27,948)
Interest expense	(22,348)	(23,672)	(64,923)	(70,826)
Other income	728	1,550	3,555	4,786
Income from continuing operations before disposition of investment properties and activity in unconsolidated affiliates	$17,813	$12,296	$48,932	$37,771

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

15.	Subsequent Events

On October 17, 2014, we sold an industrial property and a land parcel in Atlanta, GA for a sale price of $11.4 million and expect to record a gain on disposition of property of $1.7 million.

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

Executive Summary

Our Strategic Plan focuses on:

•	owning high-quality, differentiated real estate assets in the BBDs of our core markets;

•	improving the operating results of our existing properties through concentrated leasing, asset management, cost control and customer service efforts;

•	developing and acquiring office properties in BBDs that improve the overall quality of our portfolio and generate attractive returns over the long term for our stockholders;

•	disposing of properties no longer considered to be core assets primarily due to location, age, quality and overall strategic fit; and

•	maintaining a conservative and flexible balance sheet with ample liquidity to meet our funding needs and growth prospects.

While we own and operate a limited number of industrial and retail properties, our operating results depend heavily on successfully leasing and operating our office properties. Economic growth and employment levels in our core markets are and will continue to be important factors in predicting our future operating results.

The key components affecting our rental and other revenues are average occupancy, rental rates, cost recovery income, new developments placed in service, acquisitions and dispositions. Average occupancy generally increases during times of improving economic growth, as our ability to lease space outpaces vacancies that occur upon the expirations of existing leases. Average occupancy generally declines during times of slower economic growth, when new vacancies tend to outpace our ability to lease space. Asset acquisitions, dispositions and new developments placed in service directly impact our rental revenues and could impact our average occupancy, depending upon the occupancy rate of the properties that are acquired, sold or placed in service. A further indicator of the predictability of future revenues is the expected lease expirations of our portfolio. As a result, in addition to seeking to increase our average occupancy by leasing current vacant space, we also must concentrate our leasing efforts on renewing our existing leases prior to expiration. For more information regarding our lease expirations, see "Properties - Lease Expirations" in our 2013 Annual Report. Our occupancy increased from 89.9% at December 31, 2013 to 91.0% at September 30, 2014.

Whether or not our rental revenue tracks average occupancy proportionally depends upon whether GAAP rents under signed new and renewal leases are higher or lower than the GAAP rents under expiring leases. Annualized rental revenues from second generation leases expiring during any particular year are generally less than 15% of our total annual rental revenues. The following table sets forth information regarding second generation leases signed during the third quarter of 2014 (we define second generation leases as leases with new customers and renewals of existing customers in space that has been previously occupied under our ownership and leases with respect to vacant space in acquired buildings):

	Office		Industrial		Retail
	New	Renewal	New	Renewal	New	Renewal
Leased space (in rentable square feet)	357,159	583,261	73,562	64,679	5,747	12,906
Average term (in years - rentable square foot weighted)	6.7	4.5	9.6	3.0	3.5	5.4
Base rents (per rentable square foot) (1)	$24.55	$23.82	$4.20	$4.59	$23.09	$35.46
Rent concessions (per rentable square foot) (1)	(1.05)	(0.41)	(0.11)	(0.06)	—	—
GAAP rents (per rentable square foot) (1)	$23.50	$23.41	$4.09	$4.53	$23.09	$35.46
Tenant improvements (per rentable square foot) (1)	$3.23	$1.66	$0.49	$0.10	$5.20	$4.22
Leasing commissions (per rentable square foot) (1)	$0.89	$0.41	$0.14	$0.07	$0.32	$—
__________

(1)	Weighted average per rentable square foot on an annual basis over the lease term.

Compared to previous leases in the same spaces, annual combined GAAP rents for new and renewal leases signed in the third quarter were $23.45 per rentable square foot, or 3.5% higher, for office leases, $4.30 per rentable square foot, or 4.1% higher, for industrial leases and $31.65 per rentable square foot, or 2.3% higher, for retail leases.

We strive to maintain a diverse, stable and creditworthy customer base. We have an internal guideline whereby customers that account for more than 3% of our revenues are periodically reviewed with the Company's Board of Directors. No customer currently accounts for more than 2% of our revenues other than the Federal Government, which accounted for less than 7% of our revenues on an annualized basis, as of September 30, 2014.

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

We intend to maintain a conservative and flexible balance sheet that allows us to capitalize on favorable development and acquisition opportunities as they arise. We have announced the commencement of $147 million of new development in 2014 and anticipate commencing up to an additional $103 million of new development during the remainder of 2014. Such projects would likely not be placed in service until 2015 or beyond. To date in 2014, we have acquired $92 million of new properties and sold $180 million of non-core assets. We anticipate acquiring up to an additional $208 million of new properties and selling up to an additional $5 million of non-core assets during the remainder of 2014. We generally seek to acquire and develop assets that improve the average quality of our overall portfolio and deliver consistent and sustainable value for our stockholders over the long-term. Whether or not an asset acquisition or new development results in higher per share net income or funds from operations ("FFO") in any given period depends upon a number of factors, including whether the net operating income for any such period exceeds the actual cost of capital used to finance the acquisition. Forward-looking information regarding 2014 operating performance contained below under "Results of Operations" excludes the impact of any potential acquisitions or dispositions.

Results of Operations

Three Months Ended September 30, 2014 and 2013

Rental and Other Revenues

Rental and other revenues were $7.8 million, or 5.4%, higher in the third quarter of 2014 as compared to 2013 primarily due to 2013 acquisitions and development properties placed in service and higher same property revenues, which increased rental and other revenues by $10.1 million and $1.0 million, respectively. Same property rental and other revenues were higher primarily due to higher average GAAP rents per rentable square foot and higher cost recovery income, partly offset by a bankruptcy settlement in 2013, higher termination fees in 2013 and a decrease in average occupancy to 91.1% in the third quarter of 2014 from 91.4% in the third quarter of 2013. These increases were partly offset by $1.8 million in lost revenue from property dispositions and the recognition of $1.1 million of deferred leasing commission income in 2013 that was received in connection with the acquisition of our joint venture partner’s 60.0% interest in our HIW-KC Orlando, LLC joint venture.

Operating Expenses

Rental property and other expenses were $3.3 million, or 6.1%, higher in the third quarter of 2014 as compared to 2013 primarily due to 2013 acquisitions and development properties placed in service and higher same property operating expenses, which increased operating expenses by $3.4 million and $0.7 million, respectively. Same property operating expenses were higher primarily due to higher utilities, contract services and taxes in 2014, partly offset by lower repairs and maintenance in 2014. These increases were partly offset by $0.7 million in operating expense savings from property dispositions in 2014.

Operating margin, defined as rental and other revenues less rental property and other expenses expressed as a percentage of rental and other revenues, was slightly lower at 62.4% for the third quarter of 2014 as compared to 62.6% for the third quarter of 2013.

Depreciation and amortization was $0.9 million, or 2.0%, higher in the third quarter of 2014 as compared to 2013 primarily due to 2013 acquisitions and development properties placed in service.

General and administrative expenses were $1.4 million, or 16.1%, lower in the third quarter of 2014 as compared to 2013 primarily due to lower incentive compensation and acquisition costs, partly offset by higher company-wide base salaries.

Interest Expense

Interest expense was $1.3 million, or 5.6%, lower in the third quarter of 2014 as compared to 2013 primarily due to lower average interest rates and higher capitalized interest, partly offset by higher average debt balances.

Other Income

Other income was $0.8 million, or 53.0%, lower in the third quarter of 2014 as compared to 2013 primarily due to the repayments in the first quarter of 2014 of $16.5 million of mortgages receivable, which consisted of seller financing provided in connection with 2010 disposition transactions and a higher loss on debt extinguishment in 2014.

Gains on Disposition of Property and Net Gains on Disposition of Discontinued Operations

With the adoption of the discontinued operations accounting standard update in the second quarter of 2014, gains on disposition of property are now generally included in continuing operations. Prior to adoption, such gains were generally classified as discontinued operations. Total gains were $1.7 million lower in the third quarter of 2014 as compared to 2013 due to lower disposition activity in 2014.

Gain on Acquisition of Controlling Interest in Unconsolidated Affiliate

We recorded a gain on acquisition of controlling interest in unconsolidated affiliate of $7.5 million in the third quarter of 2013 due to acquiring our joint venture partner’s 60.0% interest in our HIW-KC Orlando, LLC joint venture. We had no comparable transactions in the third quarter of 2014.

Equity in Earnings/(Losses) of Unconsolidated Affiliates

Equity in earnings/(losses) of unconsolidated affiliates was $3.4 million higher in the third quarter of 2014 as compared to 2013 primarily due to our share of impairment of real estate assets on an office property in our Highwoods DLF 98/29, LLC joint venture of $3.5 million in 2013, which resulted from a change in the assumed timing of future disposition.

Earnings Per Common Share - Diluted

Diluted earnings per share was $0.04, or 6.6%, lower in the third quarter of 2014 as compared to 2013 due to a decrease in net income for the reasons discussed above and an increase in the weighted average Common Shares outstanding.

Nine Months Ended September 30, 2014 and 2013

Rental and Other Revenues

Rental and other revenues were $46.0 million, or 11.3%, higher in the nine months ended September 30, 2014 as compared to 2013 primarily due to 2013 acquisitions and development properties placed in service, which increased rental and other revenues by $49.8 million, partly offset by $1.7 million of lost revenue from property dispositions and the recognition of $1.1 million of deferred leasing commission income in 2013 that was received in connection with the acquisition of our joint venture partner’s 60.0% interest in our HIW-KC Orlando, LLC joint venture.

Operating Expenses

Rental property and other expenses were $21.0 million, or 14.2%, higher in the nine months ended September 30, 2014 as compared to 2013 primarily due to 2013 acquisitions and development properties placed in service, which accounted for $18.4 million of the increase, and higher same property operating expenses of $4.1 million. Same property operating expenses were higher primarily due to higher utilities and snow removal costs as a result of harsher than normal winter conditions in 2014. These increases were partly offset by a $0.7 million decrease in expenses from property dispositions in 2014.

Operating margin, defined as rental and other revenues less rental property and other expenses expressed as a percentage of rental and other revenues, was lower at 62.7% for the nine months ended September 30, 2014 as compared to 63.7% for the nine months ended September 30, 2013.

Depreciation and amortization was $18.8 million, or 14.7%, higher in the nine months ended September 30, 2014 as compared to 2013 primarily due to 2013 acquisitions and development properties placed in service.

We recorded an impairment of real estate assets of $0.6 million in the nine months ended September 30, 2014 on an office property in Greensboro, NC. Prior to the adoption of the discontinued operations accounting standard update in the second quarter of 2014, such comparable impairments were classified as discontinued operations in the nine months ended September 30, 2013. We recorded impairments of real estate assets of $1.1 million on seven industrial properties in Atlanta, GA in the first quarter of 2013 and $1.1 million on four properties in a single office park in Winston-Salem, NC in the second quarter of 2013. These impairments were due to a change in the assumed timing of future dispositions and leasing assumptions.

General and administrative expenses were $1.0 million, or 3.5%, lower in the nine months ended September 30, 2014 as compared to 2013 primarily due to lower acquisition costs, partly offset by higher incentive compensation and company-wide base salaries.

Interest Expense

Interest expense was $5.9 million, or 8.3%, lower in the nine months ended September 30, 2014 as compared to 2013 primarily due to lower average interest rates and higher capitalized interest, partly offset by higher average debt balances.

Other Income

Other income was $1.2 million, or 25.7%, lower in the nine months ended September 30, 2014 as compared to 2013 primarily due to the repayments in the first quarter of 2014 of $16.5 million of mortgages receivable, which consisted of seller financing provided in connection with 2010 disposition transactions.

Gains on Disposition of Property and Net Gains on Disposition of Discontinued Operations

With the adoption of the discontinued operations accounting standard update in the second quarter of 2014, gains on disposition of property are now generally included in continuing operations. Prior to adoption, such gains were generally classified as discontinued operations. Total gains were $9.8 million lower in the nine months ended September 30, 2014 as compared to 2013 due to lower disposition activity in 2014.

Gain on Acquisition of Controlling Interest in Unconsolidated Affiliate

We recorded a gain on acquisition of controlling interest in unconsolidated affiliate of $7.5 million in the nine months ended September 30, 2013 due to acquiring our joint venture partner’s 60.0% interest in our HIW-KC Orlando, LLC joint venture. We had no comparable transactions in the nine months ended September 30, 2014.

Equity in Earnings/(Losses) of Unconsolidated Affiliates

Equity in earnings/(losses) of unconsolidated affiliates was $2.7 million higher in the nine months ended September 30, 2014 as compared to 2013 primarily due to our $4.5 million share of impairments of real estate assets on certain office properties in our Highwoods DLF 98/29, LLC joint venture in the first and third quarters of 2013, which resulted from changes in the assumed timing of future dispositions and/or leasing assumptions. Partly offsetting this increase in 2014 is a net impairment of our previous investment in Board of Trade Investment Company in the first quarter of 2014 and the acquisitions of certain joint venture interests and assets in the third quarter of 2013.

Earnings Per Common Share - Diluted

Diluted earnings per common share was $0.15, or 13.5%, lower in the nine months ended September 30, 2014 as compared to 2013 due to a decrease in net income for the reasons discussed above and an increase in the weighted average Common Shares outstanding.

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

Statements of Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in the Company’s cash flows ($ in thousands):

	Nine Months Ended September 30,
	2014	2013	Change
Net Cash Provided By Operating Activities	$183,675	$186,512	$(2,837)
Net Cash (Used In) Investing Activities	(159,184)	(401,574)	242,390
Net Cash (Used In)/Provided By Financing Activities	(23,075)	232,968	(256,043)
Total Cash Flows	$1,416	$17,906	$(16,490)

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

The decrease in net cash provided by operating activities in the nine months ended September 30, 2014 as compared to 2013 was primarily due to higher cash paid for operating expenses in 2014, partly offset by higher net cash from the operations of properties acquired in 2013.

The decrease in net cash used in investing activities in the nine months ended September 30, 2014 as compared to 2013 was primarily due to lower acquisition activity and higher repayments of mortgages and notes receivable in 2014, partly offset by higher development activity, lower net proceeds from dispositions of real estate assets and lower distributions of capital from unconsolidated affiliates in 2014.

The change in net cash (used in)/provided by financing activities in the nine months ended September 30, 2014 as compared to 2013 was primarily due to lower proceeds from the issuance of Common Stock, higher aggregate dividends on Common Stock due to higher shares outstanding, lower contributions from noncontrolling interests in consolidated affiliates and higher net debt borrowings in 2014.

Capitalization

The following table sets forth the Company’s capitalization (in thousands, except per share amounts):

	September 30, 2014	December 31, 2013
Mortgages and notes payable, at recorded book value	$2,013,824	$1,956,299
Financing obligations	$23,519	$26,664
Preferred Stock, at liquidation value	$29,077	$29,077
Common Stock outstanding	91,270	89,921
Common Units outstanding (not owned by the Company)	2,937	2,944
Per share stock price at period end	$38.90	$36.17
Market value of Common Stock and Common Units	$3,664,652	$3,358,927
Total capitalization	$5,731,072	$5,370,967

At September 30, 2014, our mortgages and notes payable and outstanding preferred stock represented 35.6% of our total capitalization and 41.6% of the undepreciated book value of our assets.

Our mortgages and notes payable as of September 30, 2014 consisted of $314.5 million of secured indebtedness with a weighted average interest rate of 5.94% and $1,699.3 million of unsecured indebtedness with a weighted average interest rate of 4.05%. The secured indebtedness was collateralized by real estate assets with an aggregate undepreciated book value of $582.2 million.

Current and Future Cash Needs

Rental and other revenues are our principal source of funds to meet our short-term liquidity requirements. Other sources of funds for short-term liquidity needs include available working capital and borrowings under our existing revolving credit facility, which had $326.9 million of availability at October 20, 2014. Our short-term liquidity requirements primarily consist of operating expenses, interest and principal amortization on our debt, distributions and capital expenditures, including building improvement costs, tenant improvement costs and lease commissions. Building improvements are capital costs to maintain or enhance existing buildings not typically related to a specific customer. Tenant improvements are the costs required to customize space for the specific needs of customers. We anticipate that our available cash and cash equivalents and cash provided by operating activities, together with cash available from borrowings under our revolving credit facility, will be adequate to meet our short-term liquidity requirements.

Our long-term liquidity uses generally consist of the retirement or refinancing of debt upon maturity (including mortgage debt, our revolving credit facility, term loans and other unsecured debt), funding of existing and new building development or land infrastructure projects and funding acquisitions of buildings and development land. Our expected future capital expenditures for started and/or committed new development projects were approximately $167 million at September 30, 2014. Additionally, we may, from time to time, retire some or all of our remaining outstanding Preferred Stock and/or unsecured debt securities through redemptions, open market repurchases, privately negotiated acquisitions or otherwise.

We expect to meet our long-term liquidity needs through a combination of:

•	cash flow from operating activities;

•	bank term loans and borrowings under our revolving credit facility;

•	the issuance of unsecured debt;

•	the issuance of secured debt;

•	the issuance of equity securities by the Company or the Operating Partnership; and

•	the disposition of non-core assets.

Acquisition and Disposition Activity

During the third quarter of 2014, we acquired an office property in Raleigh, NC encompassing 374,000 rentable square feet for a purchase price of $83.8 million. We expensed $0.2 million of acquisition costs (included in general and administrative expenses) related to this acquisition. The assets acquired and liabilities assumed were recorded at fair value as determined by management based on information available at the acquisition date and on current assumptions as to future operations. We have invested or intend to invest an additional $8.3 million of planned building improvements. As of the closing date, based on the total anticipated investment of $92.1 million, the capitalization rate for the acquisition of this building, which was 82.1% occupied, is 6.7% using projected GAAP net operating income for 2015. These forward-looking statements are subject to risks and uncertainties. See “Disclosure Regarding Forward-Looking Statements.”

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

During the third quarter of 2014, we sold:

•	five office properties and a land parcel in a single transaction in Raleigh, NC for a sale price of $58.7 million and recorded a gain on disposition of property of $11.7 million;

•	11 office properties in Richmond, VA in separate transactions for an aggregate sale price of $40.7 million and recorded aggregate gains on disposition of property of $17.6 million;

•
six office and eight industrial properties in Greensboro, NC for a sale price of $28.2 million (before closing credits to buyer of $1.2 million for unfunded tenant improvements and $0.4 million for free rent) and recorded a gain on disposition of property of $4.7 million; and

•
an office property in Greenville, SC for a sale price of $27.2 million (before closing credits to buyer of $5.8 million for unfunded building and tenant improvements and $1.8 million for free rent) and recorded a gain on disposition of property of $2.2 million.

On October 17, 2014, we sold an industrial property and a land parcel in Atlanta, GA for a sale price of $11.4 million and expect to record a gain on disposition of property of $1.7 million.

Financing Activity

During the first quarter of 2014, we entered into separate sales agreements with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Robert W. Baird & Co. Incorporated, BB&T Capital Markets, a division of BB&T Securities, LLC, Capital One Securities, Inc., Comerica Securities, Inc., Jefferies LLC, Mitsubishi UFJ Securities (USA), Inc., Morgan Stanley & Co. LLC, Piper Jaffray & Co., RBC Capital Markets, LLC and Wells Fargo Securities, LLC. During the third quarter of 2014, the Company issued 875,701 shares of Common Stock at an average gross sales price of $42.44 per share and received net proceeds, after sales commissions, of $36.6 million. We paid an aggregate of $0.6 million in sales commissions to Piper Jaffray & Co. and BB&T Capital Markets during the third quarter of 2014.

Our $475.0 million unsecured revolving credit facility is scheduled to mature in January 2018 and includes an accordion feature that allows for an additional $75.0 million of borrowing capacity subject to additional lender commitments. Assuming no defaults have occurred, we have an option to extend the maturity for two additional six month periods. The interest rate at our current credit ratings is LIBOR plus 110 basis points and the annual facility fee is 20 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody's Investors Service or Standard & Poor's Ratings Services. We use our revolving credit facility for working capital purposes and for the short-term funding of our development and acquisition activity and, in certain instances, the repayment of other debt. The continued ability to borrow under the revolving credit facility allows us to quickly capitalize on strategic opportunities at short-term interest rates. There was $150.0 million and $148.0 million outstanding under our revolving credit facility at September 30, 2014 and October 20, 2014, respectively. At both September 30, 2014 and October 20, 2014, we had $0.1 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at September 30, 2014 and October 20, 2014 was $324.9 million and $326.9 million, respectively.

During the third quarter of 2014, we prepaid the remaining $36.9 million balance on a secured mortgage loan with an effective interest rate of 3.34% that was originally scheduled to mature in April 2015.

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

As of September 30, 2014, the Operating Partnership has the following unsecured notes outstanding ($ in thousands):

	Face Amount	Carrying Amount	Stated Interest Rate	Effective Interest Rate
Notes due March 2017	$379,685	$379,398	5.850%	5.880%
Notes due April 2018	$200,000	$200,000	7.500%	7.500%
Notes due June 2021	$300,000	$297,099	3.200%	3.363%
Notes due January 2023	$250,000	$247,821	3.625%	3.752%

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

Off Balance Sheet Arrangements

During the second quarter of 2014, our 49.0% interest in Board of Trade Investment Company was redeemed in exchange for $4.7 million in cash, which was received in the third quarter of 2014.

Critical Accounting Estimates

There were no changes made by management to the critical accounting policies in the nine months ended September 30, 2014. For a description of our critical accounting estimates, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our 2013 Annual Report on Form 10-K.

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

The following table sets forth the Company's FFO, FFO available for common stockholders and FFO available for common stockholders per share ($ in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Funds from operations:
Net income	$54,299	$56,068	$92,387	$99,407
Net (income) attributable to noncontrolling interests in consolidated affiliates	(291)	(203)	(1,152)	(593)
Depreciation and amortization of real estate assets	47,612	46,775	144,805	126,337
Impairments of depreciable properties	—	—	588	—
(Gains) on disposition of depreciable properties	(36,279)	—	(36,279)	—
(Gain) on acquisition of controlling interest in unconsolidated affiliate	—	(7,451)	—	(7,451)
Unconsolidated affiliates:
Depreciation and amortization of real estate assets	1,085	1,628	3,039	5,735
Impairments of depreciable properties	—	3,487	—	4,507
Impairment of investment in unconsolidated affiliate	—	—	1,353	—
(Gains) on disposition of depreciable properties	—	—	(955)	(431)
Discontinued operations:
Depreciation and amortization of real estate assets	—	1,451	—	5,506
Impairments of depreciable properties	—	—	—	2,194
(Gains) on disposition of depreciable properties	—	(37,946)	(384)	(52,353)
Funds from operations	66,426	63,809	203,402	182,858
Dividends on Preferred Stock	(627)	(627)	(1,881)	(1,881)
Funds from operations available for common stockholders	$65,799	$63,182	$201,521	$180,977
Funds from operations available for common stockholders per share	$0.70	$0.70	$2.16	$2.07
Weighted average shares outstanding (1)	93,723	90,769	93,358	87,443
__________

(1)	Includes assumed conversion of all potentially dilutive Common Stock equivalents.

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

As of September 30, 2014, our same property portfolio consisted of 225 in-service office, industrial and retail properties encompassing 24.4 million rentable square feet that were wholly owned during the entirety of the periods presented (from January 1, 2013 to September 30, 2014). As of December 31, 2013, our same property portfolio consisted of 247 in-service office, industrial and retail properties encompassing 24.1 million rentable square feet that were wholly owned during the entirety of the periods presented (from January 1, 2012 to December 31, 2013). The change in our same property portfolio was due to the addition of eight office properties encompassing 1.6 million rentable square feet acquired during 2012 and one newly developed office property encompassing 0.1 million rentable square feet placed in service during 2012. These additions were offset by the removal of 23 office properties and eight industrial properties encompassing 1.4 million rentable square feet that were sold during 2014 in addition to 0.1 million rentable square feet that was transferred to development during 2014.

Rental and other revenues related to properties not in our same property portfolio were $29.2 million and $22.3 million for the three months ended September 30, 2014 and 2013, respectively, and $87.7 million and $41.7 million for the nine months ended September 30, 2014 and 2013, respectively. Rental property and other expenses related to properties not in our same property portfolio were $11.9 million and $9.2 million for the three months ended September 30, 2014 and 2013, respectively, and $34.6 million and $17.7 million for the nine months ended September 30, 2014 and 2013, respectively.

The following table sets forth the Company’s NOI and same property NOI:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Income from continuing operations before disposition of investment properties and activity in unconsolidated affiliates	$17,813	$12,296	$48,932	$37,771
Other income	(728)	(1,550)	(3,555)	(4,786)
Interest expense	22,348	23,672	64,923	70,826
General and administrative expenses	7,526	8,969	26,973	27,948
Impairments of real estate assets	—	—	588	—
Depreciation and amortization	48,287	47,338	146,895	128,050
Net operating income from continuing operations	95,246	90,725	284,756	259,809
Less – non same property and other net operating income	(17,317)	(13,104)	(53,084)	(23,963)
Total same property net operating income from continuing operations	$77,929	$77,621	$231,672	$235,846

Rental and other revenues	$152,629	$144,827	$453,804	$407,822
Rental property and other expenses	57,383	54,102	169,048	148,013
Total net operating income from continuing operations	95,246	90,725	284,756	259,809
Less – non same property and other net operating income	(17,317)	(13,104)	(53,084)	(23,963)
Total same property net operating income from continuing operations	$77,929	$77,621	$231,672	$235,846

Total same property net operating income from continuing operations	$77,929	$77,621	$231,672	$235,846
Less – straight-line rent and lease termination fees	(3,254)	(2,676)	(8,117)	(10,374)
Same property cash net operating income from continuing operations	$74,675	$74,945	$223,555	$225,472

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

SEC rules also require us to establish and maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in internal control over financial reporting during the three months ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. There were also no changes in internal control over financial reporting during the three months ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Executive Supplemental Employment Agreement, dated as of September 29, 2014 between the Company and Mark F. Mulhern (filed as part of the Company's Current Report on Form 8-K dated October 1, 2014)
12.1	Statement re: Computation of Ratios of the Company
12.2	Statement re: Computation of Ratios of the Operating Partnership
31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Company
31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Company
31.3	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Operating Partnership
31.4	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Operating Partnership
32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Company
32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Company
32.3	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Operating Partnership
32.4	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Operating Partnership
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Highwoods Properties, Inc.
By:	/s/ Mark F. Mulhern
Mark F. Mulhern
Senior Vice President and Chief Financial Officer

Highwoods Realty Limited Partnership
By:	Highwoods Properties, Inc., its sole general partner
By:	/s/ Mark F. Mulhern
Mark F. Mulhern
Senior Vice President and Chief Financial Officer

Date: October 28, 2014