Form 10-K
period 2014-12-31
HIGHWOODS PROPERTIES INC; HIGHWOODS REALTY LTD PARTNERSHIP
filed 2015-02-10
CIK 921082, 941713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2014

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
Highwoods Properties, Inc.  Yes  ☐    No ☒    Highwoods Realty Limited Partnership  Yes  ☐    No ☒

The aggregate market value of shares of Common Stock of Highwoods Properties, Inc. held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on June 30, 2014 was approximately $3.7 billion. At January 30, 2015, there were 92,917,429 shares of Common Stock outstanding.

There is no public trading market for the Common Units of Highwoods Realty Limited Partnership. As a result, an aggregate market value of the Common Units of Highwoods Realty Limited Partnership cannot be determined.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of Highwoods Properties, Inc. to be filed in connection with its Annual Meeting of Stockholders to be held May 13, 2015 are incorporated by reference in Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14.

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

Certain information contained herein is presented as of January 30, 2015, the latest practicable date for financial information prior to the filing of this Annual Report.

This report combines the Annual Reports on Form 10-K for the period ended December 31, 2014 of the Company and the Operating Partnership. We believe combining the annual reports into this single report results in the following benefits:

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

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

PART I

ITEM 1. BUSINESS

General

Highwoods Properties, Inc., headquartered in Raleigh, North Carolina, is a publicly-traded real estate investment trust ("REIT"). The Company is a fully integrated office REIT that owns, develops, acquires, leases and manages properties primarily in the best business districts (BBDs) of Atlanta, Greensboro, Kansas City, Memphis, Nashville, Orlando, Pittsburgh, Raleigh, Richmond and Tampa. Our Common Stock is traded on the New York Stock Exchange ("NYSE") under the symbol "HIW."

At December 31, 2014, the Company owned all of the Preferred Units and 92.5 million, or 96.9%, of the Common Units. Limited partners own the remaining 2.9 million Common Units. Generally, the Operating Partnership is obligated to redeem each Common Unit at the request of the holder thereof for cash equal to the value of one share of Common Stock based on the average of the market price for the 10 trading days immediately preceding the notice date of such redemption, provided that the Company, at its option, may elect to acquire any such Common Units presented for redemption for cash or one share of Common Stock. The Common Units owned by the Company are not redeemable.

The Company was incorporated in Maryland in 1994. The Operating Partnership was formed in North Carolina in 1994. Our executive offices are located at 3100 Smoketree Court, Suite 600, Raleigh, NC 27604, and our telephone number is (919) 872-4924.

Our business is the operation, acquisition and development of real estate properties. There are no material inter-segment transactions. See Note 19 to our Consolidated Financial Statements for a summary of the rental and other revenues, net operating income and assets for each reportable segment.

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

During 2014, the Company filed unqualified Section 303A certifications with the NYSE. The Company and the Operating Partnership have also filed the CEO and CFO certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as exhibits to this Annual Report.

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

Employees

At December 31, 2014, we had 432 full-time employees.

ITEM 1A. RISK FACTORS

An investment in our securities involves various risks. Investors should carefully consider the following risk factors in conjunction with the other information contained in this Annual Report before trading in our securities. If any of these risks actually occur, our business, results of operations, prospects and financial condition could be adversely affected.

Adverse economic conditions in our markets that negatively impact the demand for office space, such as high unemployment, may result in lower occupancy and rental rates for our portfolio, which would adversely affect our results of operations. Our operating results depend heavily on successfully leasing and operating the office space in our portfolio. Economic growth and employment levels in our core markets are and will continue to be important factors in predicting our future operating results.

Key components affecting our rental and other revenues include average occupancy, rental rates, cost recovery income, new developments placed in service, acquisitions and dispositions. Average occupancy generally increases during times of improving economic growth, as our ability to lease space outpaces vacancies that occur upon the expirations of existing leases. Average occupancy generally declines during times of slower economic growth and decreasing office employment because new vacancies tend to outpace our ability to lease space. In addition, the timing of changes in occupancy levels tends to lag the timing of changes in overall economic activity and employment levels. For additional information regarding our average occupancy and rental rate trends over the past five years, see “Item 2. Properties.” Lower rental revenues that result from lower average occupancy or lower rental rates with respect to our same property portfolio will adversely affect our results of operations unless offset by the impact of any newly acquired or developed properties or lower variable operating expenses, general and administrative expenses and/or interest expense.

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

An oversupply of space in our markets would typically cause rental rates and occupancies to decline, making it more difficult for us to lease space at attractive rental rates, if at all. Undeveloped land in many of the markets in which we operate is generally more readily available and less expensive than in higher barrier-to-entry markets such as New York, Boston, San Francisco and Los Angeles. As a result, even during times of positive economic growth, our competitors could construct new buildings that would compete with our properties. Any such oversupply could result in lower occupancy and rental rates in our portfolio, which would have a negative impact on our results of operations.

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

Our insurance coverage on our properties may be inadequate. We carry insurance on all of our properties, including insurance for liability, fire, windstorms, floods, earthquakes and business interruption. Insurance companies, however, limit or exclude coverage against certain types of losses, such as losses due to terrorist acts, named windstorms, earthquakes and toxic mold. Thus, we may not have insurance coverage, or sufficient insurance coverage, against certain types of losses and/or there may be decreases in the insurance coverage available. Should an uninsured loss or a loss in excess of our insured limits occur, we could lose all or a portion of the capital we have invested in a property or properties, as well as the anticipated future operating income from the property or properties. If any of our properties were to experience a catastrophic loss, it could disrupt our operations, delay revenue and result in large expenses to repair or rebuild the property. Further, if any of our insurance carriers were to become insolvent, we would be forced to replace the existing insurance coverage with another suitable carrier, and any outstanding claims would be at risk for collection. In such an event, we cannot be certain that we would be able to replace the coverage at similar or otherwise favorable terms. Such events could adversely affect our results of operations and financial condition.

We have obtained title insurance policies for each of our properties, typically in an amount equal to its original purchase price.  However, these policies may be for amounts less than the current or future values of our properties, particularly for land parcels on which we subsequently construct a building. In such event, if there is a title defect relating to any of our properties, we could lose some of the capital invested in and anticipated profits from such property.

Our use of debt to finance a significant portion of our operations could have a material adverse effect on our financial condition and results of operations. We are subject to risks associated with debt financing, such as the sufficiency of cash flow to meet required payment obligations, ability to comply with financial ratios and other covenants and the availability of capital to refinance existing indebtedness or fund important business initiatives. If we breach covenants in our debt agreements, the lenders can declare a default and, if the debt is secured, can take possession of the property securing the defaulted loan. In addition, our unsecured debt agreements contain specific cross-default provisions with respect to specified other indebtedness, giving the unsecured lenders the right to declare a default if we are in default under other loans in some circumstances. Unwaived defaults under our debt agreements could materially and adversely affect our financial condition and results of operations.

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

Increases in interest rates would increase our interest expense. At December 31, 2014, we had $409.0 million of variable rate debt outstanding not protected by interest rate hedge contracts. We may incur additional variable rate debt in the future. If interest rates increase, then so would the interest expense on our unhedged variable rate debt, which would adversely affect our financial condition and results of operations. From time to time, we manage our exposure to interest rate risk with interest rate hedge contracts that effectively fix or cap a portion of our variable rate debt. In addition, we utilize fixed rate debt at market rates. If interest rates decrease, the fair market value of any existing interest rate hedge contracts or outstanding fixed-rate debt would decline.

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

The prohibited transactions tax may limit our ability to sell properties. A REIT's net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property held primarily for sale to customers in the ordinary course of business. We may be subject to the prohibited transaction tax equal to 100% of net gain upon a disposition of real property. Although a safe harbor to the characterization of the sale of real property by a REIT as a prohibited transaction is available, we cannot assure you that we can in all cases comply with the safe harbor or that we will avoid owning property that may be characterized as held primarily for sale to customers in the ordinary course of business. Consequently, we may choose not to engage in certain sales of our properties or may conduct such sales through our taxable REIT subsidiary, which would be subject to federal and state income taxation.

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

Further issuances of equity securities may adversely affect the market price of our Common Stock and may be dilutive to current stockholders. The sales of a substantial number of Common Shares, or the perception that such sales could occur, could adversely affect the market price of our Common Stock. The Company’s board of directors may authorize the issuance of additional authorized but unissued Common Shares or other authorized but unissued securities at any time. We have filed a registration statement with the SEC allowing us to offer, from time to time, an indefinite amount of equity securities (including Common Stock and Preferred Stock) on an as-needed basis and subject to our ability to affect offerings on satisfactory terms based on prevailing conditions. In addition, the Company’s board of directors has authorized the Company to issue shares of Common Stock pursuant to the Company’s equity sales agreements. The interests of our existing stockholders could be diluted if additional equity securities are issued to finance future developments and acquisitions or repay indebtedness.  Our ability to execute our business strategy depends on our access to an appropriate blend of debt financing, including unsecured lines of credit and other forms of secured and unsecured debt, and equity financing, including common equity.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Properties

The following table sets forth information about in-service properties that we wholly own:

	December 31,
	2014	2013
	(rentable square feet)
Office	25,404,000	25,715,000
Industrial	2,413,000	2,743,000
Retail	779,000	834,000
Total	28,596,000	29,292,000

The following table sets forth the net changes in rentable square footage of in-service properties that we wholly own:

	Year Ended December 31,
	2014	2013	2012
	(rentable square feet in thousands)
Acquisitions	686	3,425	1,436
Developments Placed In-Service	282	221	116
Redevelopment/Other	(19)	(30)	23
Dispositions	(1,645)	(4,012)	(1,179)
Net Change in Rentable Square Footage	(696)	(396)	396

The following table sets forth information about in-service properties that we wholly own by geographic location at December 31, 2014:

	Rentable Square Feet	Occupancy	Percentage of Annualized Cash Rental Revenue (1)
Market			Office	Industrial	Retail	Total
Atlanta	4,511,000	88.3%	15.3%	—%	—%	15.3%
Raleigh	4,370,000	90.1	14.9	—	—	14.9
Nashville	3,377,000	96.4	14.0	—	—	14.0
Tampa	3,122,000	85.2	10.9	—	—	10.9
Pittsburgh	2,157,000	94.6	9.4	—	—	9.4
Kansas City	1,393,000	97.2	2.7	—	5.8	8.5
Memphis	2,226,000	92.3	7.4	—	—	7.4
Orlando	1,810,000	88.1	7.2	—	—	7.2
Richmond	1,939,000	94.6	6.4	—	—	6.4
Greensboro	3,691,000	96.2	4.0	2.0	—	6.0
Total	28,596,000	91.9%	92.2%	2.0%	5.8%	100.0%
__________

(1)	Annualized Cash Rental Revenue is cash rental revenue (base rent plus cost recovery income, excluding straight-line rent) for the month of December 2014 multiplied by 12.

The following table sets forth operating information about in-service properties that we wholly own:

	Average Occupancy	Annualized GAAP Rent Per Square Foot (1)	Annualized Cash Rent Per Square Foot (2)
2010	88.6%	$18.03	$17.40
2011	89.6%	$18.58	$17.84
2012	90.3%	$17.90	$18.42
2013	90.0%	$21.42	$20.48
2014	90.4%	$22.13	$21.29
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

Customers

The following table sets forth information concerning the 20 largest customers of properties that we wholly own at December 31, 2014:

Customer	Rentable Square Feet	Annualized Cash Rental Revenue (1)	Percent of Total Annualized Cash Rental Revenue (1)	Weighted Average Remaining Lease Term in Years
		(in thousands)
Federal Government	1,445,786	$33,436	5.98%	4.1
PPG Industries	350,796	8,971	1.60	6.4
HCA Corporation	297,909	7,290	1.30	1.9
Healthways	263,598	6,674	1.19	8.2
EQT Corporation	283,525	6,451	1.15	9.8
Bass, Berry & Sims	195,846	5,998	1.07	10.1
State of Georgia	318,506	5,974	1.07	5.7
Marsh USA	188,719	5,328	0.95	4.7
Lockton Companies	194,534	5,255	0.94	15.2
PNC Bank	187,288	5,079	0.91	10.9
Aon	190,683	5,005	0.89	4.9
AT&T	217,400	4,788	0.86	4.4
Vanderbilt University	198,783	4,728	0.85	5.8
Syniverse Technologies	198,750	4,401	0.79	1.8
Lifepoint Corporate Services	202,991	4,392	0.79	14.3
BB&T	245,543	4,347	0.78	5.1
Novelis	168,949	4,341	0.78	9.7
Metropolitan Life Insurance	201,782	4,238	0.76	5.4
SCI Services	162,784	4,048	0.72	2.6
Towers Watson	156,630	3,951	0.71	6.9
Total	5,670,802	$134,695	24.09%	6.3
__________

(1)	Annualized Cash Rental Revenue is cash rental revenue (base rent plus cost recovery income, excluding straight-line rent) for the month of December 2014 multiplied by 12.

Lease Expirations

The following tables set forth scheduled lease expirations for existing leases at office and retail properties (other than in process development) that we wholly owned at December 31, 2014:

Office Properties:

Lease Expiring	Number of Leases Expiring	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases	Annualized Cash Rental Revenue Under Expiring Leases (1)	Average Annual Cash Rental Rate Per Square Foot for Expirations	Percent of Annualized Cash Rental Revenue Represented by Expiring Leases (1)
				($ in thousands)
2015 (2)	415	1,994,741	8.6%	$45,480	$22.80	8.8%
2016	334	2,369,721	10.2	52,076	21.98	10.1
2017	337	2,939,801	12.7	69,612	23.68	13.5
2018	287	2,368,823	10.2	52,816	22.30	10.2
2019	265	2,928,197	12.6	66,354	22.66	12.9
2020	145	2,215,443	9.6	50,850	22.95	9.9
2021	70	2,174,059	9.4	49,042	22.56	9.5
2022	62	960,458	4.1	20,269	21.10	3.9
2023	32	918,124	4.0	20,532	22.36	4.0
2024	60	1,416,730	6.1	32,823	23.17	6.4
Thereafter	161	2,870,458	12.5	55,853	19.46	10.8
	2,168	23,156,555	100.0%	$515,707	$22.27	100.0%

Retail Properties:

Lease Expiring	Number of Leases Expiring	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases	Annualized Cash Rental Revenue Under Expiring Leases (1)	Average Annual Cash Rental Rate Per Square Foot for Expirations	Percent of Annualized Cash Rental Revenue Represented by Expiring Leases (1)
				($ in thousands)
2015 (3)	32	67,771	9.1%	$2,291	$33.81	7.1%
2016	9	83,618	11.2	2,621	31.34	8.1
2017	9	42,413	5.7	1,948	45.93	6.0
2018	21	100,583	13.4	5,235	52.05	16.3
2019	16	100,380	13.5	3,764	37.50	11.7
2020	10	55,719	7.4	2,454	44.04	7.6
2021	12	90,846	12.1	3,983	43.84	12.4
2022	17	91,693	12.2	4,685	51.09	14.5
2023	10	30,906	4.1	1,774	57.40	5.5
2024	5	16,583	2.2	723	43.60	2.2
Thereafter	7	68,198	9.1	2,761	40.49	8.6
	148	748,710	100.0%	$32,239	$43.06	100.0%
__________

(1)	Annualized Cash Rental Revenue is cash rental revenue (base rent plus cost recovery income, excluding straight-line rent) for the month of December 2014 multiplied by 12.

(2)	Includes 59,000 rentable square feet of leases that are on a month-to-month basis, which represent 0.2% of total annualized cash rental revenue.

(3)	Includes 6,000 rentable square feet of leases that are on a month-to-month basis, which represent less than 0.1% of total annualized cash rental revenue.
Note: 2015 and beyond expirations that have been renewed are reflected above based on the renewal expiration date. Expirations include leases related to completed not stabilized development properties and exclude leases related to developments in process.

In Process Development

As of December 31, 2014, we were developing 1,589,000 rentable square feet of properties. The following table summarizes these developments:

Property	Market	Rentable Square Feet	Anticipated Total Investment (1)	Investment As Of December 31, 2014 (1)	Pre Leased %	Estimated Completion	Estimated Stabilization
			($ in thousands)
MetLife I	Raleigh	213,500	$53,000	$49,788	100.0%	1Q 15	1Q 15
MetLife II	Raleigh	213,500	57,000	48,988	100.0	2Q 15	2Q 17
GlenLake V (2)	Raleigh	166,000	35,800	30,090	42.0	1Q 15	2Q 17
Biologics	Raleigh	75,000	14,900	6,374	100.0	3Q 15	3Q 15
Plaza 211	Kansas City	28,000	17,000	4,562	—	3Q 15	3Q 16
Laser Spine Institute	Tampa	176,000	56,000	10,555	100.0	1Q 16	1Q 16
Bridgestone Americas	Nashville	514,000	200,000	25,352	98.5	3Q 17	3Q 17
Seven Springs West	Nashville	203,000	59,000	8,385	76.0	3Q 16	3Q 18
		1,589,000	$492,700	$184,094	88.6%

			$ Weighted %		88.9%
__________

(1)	Includes deferred lease commissions which are classified in deferred leasing costs on our Consolidated Balance Sheet.

(2)	Recorded on our Consolidated Balance Sheet in land and buildings and tenant improvements, not development in process.

Land Held for Development

We wholly owned 522 acres of development land at December 31, 2014. We estimate that we can develop approximately 4.8 million and 2.4 million rentable square feet of office and industrial space, respectively, on the 425 acres that we consider core assets for our future development needs. Our core development land is zoned and available for development, and nearly all of the land has utility infrastructure in place. We believe that our commercially zoned and unencumbered land gives us a development advantage over other commercial real estate development companies in many of our markets.

Other Properties

The following table sets forth information about other in-service office properties in which we own an interest (50.0% or less) by geographic location at December 31, 2014:

	Rentable Square Feet	Weighted Average Ownership Interest (1)	Occupancy	Percentage of Annualized Cash Rental Revenue (2)
Market				Office
Kansas City	553,000	32.3%	87.3%	30.4%
Raleigh	635,000	25.0	95.6	24.2
Richmond (3)	345,000	50.0	100.0	16.6
Orlando	517,000	27.5	71.3	13.4
Tampa (3)	205,000	20.0	96.4	7.0
Atlanta	186,000	40.0	63.9	5.5
Greensboro	118,000	50.0	45.0	2.9
Total	2,559,000	32.3%	84.9%	100.0%
__________

(1)	Weighted Average Ownership Interest is calculated using Rentable Square Feet.

(2)	Annualized Cash Rental Revenue is cash rental revenue (base rent plus cost recovery income, excluding straight-line rent) for the month of December 2014 multiplied by 12.

(3)	This joint venture is consolidated.

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

Name	Age	Position and Background
Edward J. Fritsch	56
Director, President and Chief Executive Officer.
Mr. Fritsch has been a director since January 2001. Mr. Fritsch became our chief executive officer and chair of the investment committee of our board of directors on July 1, 2004 and our president in December 2003. Prior to that, Mr. Fritsch was our chief operating officer from January 1998 to July 2004 and was a vice president and secretary from June 1994 to January 1998. Mr. Fritsch joined our predecessor in 1982 and was a partner of that entity at the time of our initial public offering in June 1994. Mr. Fritsch currently serves as a director and member of the audit and compensation committees of National Retail Properties, Inc., a publicly-traded REIT. Mr. Fritsch is also a member of the board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") and serves as treasurer of its executive committee as well as a member of its audit and investment committees. Mr. Fritsch is also a director and audit committee chair of Capital Associated Industries, Inc., a trustee of Ravenscroft School, a member of Wells Fargo's central regional advisory board, a member of the University of North Carolina at Chapel Hill Foundation board, a director of the University of North Carolina at Chapel Hill Real Estate Holdings, a member of the University of North Carolina Kenan-Flagler’s Business School board of visitors, a member of Urban Land Institute Triangle governance committee and a member of Catholic Diocese of Raleigh Cathedral steering committee.

Michael E. Harris	65
Executive Vice President and Chief Operating Officer.
Mr. Harris became chief operating officer in July 2004. Prior to that, Mr. Harris was a senior vice president and was responsible for our operations in Memphis, Nashville, Kansas City, Baltimore and Charlotte. Mr. Harris was executive vice president of Crocker Realty Trust prior to its merger with us in 1996. Before joining Crocker Realty Trust, Mr. Harris served as senior vice president, general counsel and chief financial officer of Towermarc Corporation, a privately owned real estate development firm. Mr. Harris is a full member of the Urban Land Institute and is past president of the Memphis Chapter of Lambda Alpha International Land Economics Society. Mr. Harris currently serves on the Advisory Board of the Graduate School of Real Estate at the University of Mississippi and is a past member of the Advisory Boards of Wachovia Bank - Memphis and Allen & Hoshall Engineering, Inc.

Mark F. Mulhern	55
Senior Vice President and Chief Financial Officer.
Mr. Mulhern became senior vice president and chief financial officer in September 2014. Prior to that, Mr. Mulhern was a director of the Company since January 2012. Before joining us, Mr. Mulhern was executive vice president and chief financial officer of Exco Resources, Inc., an oil and gas exploration and production company. Mr. Mulhern also served as senior vice president and chief financial officer of Progress Energy, Inc. from September 2008 until its merger with Duke Energy Corporation in July 2012. Mr. Mulhern joined Progress Energy in 1996 as vice president and controller and served in a number of roles at Progress Energy, including vice president of strategic planning, senior vice president of finance and president of Progress Ventures, the non-regulated business subsidiary of Progress Energy. Mr. Mulhern previously served as chief financial officer at Hydra Co Enterprises, the independent power subsidiary of Niagara Mohawk. He also spent eight years at Price Waterhouse, serving a wide variety of manufacturing and service businesses. Mr. Mulhern is a certified public accountant, a certified management accountant and a certified internal auditor.

Jeffrey D. Miller	44
Senior Vice President, General Counsel and Secretary.
Prior to joining us in March 2007, Mr. Miller was a partner with DLA Piper US, LLP, where he practiced since 2005. Previously, Mr. Miller had been a partner with Alston & Bird LLP. Mr. Miller is admitted to practice in North Carolina. Mr. Miller has served as lead independent director of Hatteras Financial Corp., a publicly-traded mortgage REIT, since 2009.

Theodore J. Klinck	49
Senior Vice President and Chief Investment Officer.
Prior to joining us in March 2012, Mr. Klinck served as principal and chief investment officer with Goddard Investment Group, a privately owned real estate investment firm, since September 2009. Previously, Mr. Klinck had been a managing director at Morgan Stanley Real Estate.

Kevin E. Penn	43
Senior Vice President of Strategy and Administration.
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth high and low stock prices per share reported on the NYSE and dividends paid per share:

	2014			2013
Quarter Ended	High	Low	Dividend	High	Low	Dividend
March 31	$38.60	$35.44	$0.425	$39.67	$33.60	$0.425
June 30	$42.54	$37.32	$0.425	$41.22	$32.13	$0.425
September 30	$43.06	$38.42	$0.425	$38.04	$32.90	$0.425
December 31	$45.67	$38.63	$0.425	$39.05	$34.63	$0.425

On December 31, 2014, the last reported stock price of our Common Stock on the NYSE was $44.28 per share and the Company had 916 common stockholders of record. There is no public trading market for the Common Units. On December 31, 2014, the Operating Partnership had 106 holders of record of Common Units (other than the Company). At December 31, 2014, there were 92.9 million shares of Common Stock outstanding and 2.9 million Common Units outstanding, not owned by the Company.

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

The following stock price performance graph compares the performance of our Common Stock to the S&P 500 and the FTSE NAREIT All Equity REITs Index. The stock price performance graph assumes an investment of $100 in our Common Stock and the three indices on December 31, 2009 and further assumes the reinvestment of all dividends. The FTSE NAREIT All Equity REITs Index is a free-float adjusted, market capitalization-weighted index of U.S. equity REITs. Constituents of the Index include all tax-qualified REITs with more than 50% of total assets in qualifying real estate assets other than mortgages secured by real property. Stock price performance is not necessarily indicative of future results.

Total Return Performance
Index Value
250
225
200
175
150
125
100
75
12/31/09
12/31/10
12/31/11
12/31/12
12/31/13
12/31/14
Highwoods Properties, Inc.
S&P 500
FTSE NAREIT equity REIT index

	For the Period from December 31, 2009 to December 31,
Index	2010	2011	2012	2013	2014
Highwoods Properties, Inc.	101.02	99.23	117.82	133.45	170.39
S&P 500	115.06	117.49	136.30	180.44	205.14
FTSE NAREIT All Equity REITs Index	127.96	138.57	163.60	167.63	218.16

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

During 2014, cash dividends on Common Stock totaled $1.70 per share, approximately $0.10 of which represented return of capital and approximately $0.29 of which represented capital gains for income tax purposes. The minimum dividend per share of Common Stock required for the Company to maintain its REIT status was $1.13 per share in 2014.

The Company has a Dividend Reinvestment and Stock Purchase Plan (“DRIP”) under which holders of Common Stock may elect to automatically reinvest their dividends in additional shares of Common Stock and make optional cash payments for additional shares of Common Stock. The Company may elect to satisfy its DRIP obligations by instructing the DRIP administrator to purchase Common Stock in the open market or issuing additional shares of Common Stock.

The Company has an Employee Stock Purchase Plan pursuant to which employees may contribute up to 25.0% of their cash compensation for the purchase of Common Stock. At the end of each three-month offering period, each participant’s account balance, which includes accumulated dividends, is applied to acquire shares of Common Stock at a cost that is calculated at 85.0% of the average closing price on the NYSE on the five consecutive days preceding the last day of the quarter.

Information about the Company’s equity compensation plans and other related stockholder matters is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 13, 2015.

ITEM 6. SELECTED FINANCIAL DATA

The operating results and certain liabilities of the Company as of and for the years ended December 31, 2012, 2011 and 2010 were retrospectively revised from previously reported amounts to reflect in real estate and other assets, net, held for sale and liabilities held for sale those properties classified as held for sale, and in discontinued operations the operations for those properties classified as discontinued operations. The information in the following tables should be read in conjunction with the Company’s Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein ($ in thousands, except per share data):

	Year Ended December 31,
	2014	2013	2012	2011	2010
Rental and other revenues	$608,468	$556,810	$485,046	$431,956	$410,448
Income from continuing operations	$115,588	$62,723	$40,313	$30,885	$55,125
Income from discontinued operations	$384	$68,374	$43,922	$17,086	$17,178
Income from continuing operations available for common stockholders	$108,085	$57,081	$35,252	$22,443	$45,483
Net income	$115,972	$131,097	$84,235	$47,971	$72,303
Net income available for common stockholders	$108,457	$122,949	$77,087	$38,677	$61,790
Earnings per Common Share – basic:
Income from continuing operations available for common stockholders	$1.20	$0.67	$0.47	$0.31	$0.63
Net income available for common stockholders	$1.20	$1.44	$1.02	$0.54	$0.86
Earnings per Common Share – diluted:
Income from continuing operations available for common stockholders	$1.19	$0.67	$0.47	$0.31	$0.63
Net income available for common stockholders	$1.19	$1.44	$1.02	$0.54	$0.86
Dividends declared and paid per Common Share	$1.70	$1.70	$1.70	$1.70	$1.70

	December 31,
	2014	2013	2012	2011	2010
Total assets	$4,004,909	$3,807,101	$3,350,428	$3,180,992	$2,871,835
Mortgages and notes payable	$2,071,389	$1,956,299	$1,859,162	$1,868,906	$1,488,638

The operating results and certain liabilities of the Operating Partnership as of and for the years ended December 31, 2012, 2011 and 2010 were retrospectively revised from previously reported amounts to reflect in real estate and other assets, net, held for sale and liabilities held for sale those properties classified as held for sale, and in discontinued operations the operations for those properties classified as discontinued operations. The information in the following tables should be read in conjunction with the Operating Partnership’s Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein ($ in thousands, except per unit data):

	Year Ended December 31,
	2014	2013	2012	2011	2010
Rental and other revenues	$608,468	$556,810	$485,046	$431,956	$410,448
Income from continuing operations	$115,588	$62,672	$40,373	$30,946	$55,098
Income from discontinued operations	$384	$68,374	$43,922	$17,086	$17,178
Income from continuing operations available for common unitholders	$111,615	$59,215	$37,079	$23,743	$47,905
Net income	$115,972	$131,046	$84,295	$48,032	$72,276
Net income available for common unitholders	$111,999	$127,589	$81,001	$40,829	$65,083
Earnings per Common Unit – basic:
Income from continuing operations available for common unitholders	$1.20	$0.67	$0.47	$0.31	$0.64
Net income available for common unitholders	$1.20	$1.44	$1.02	$0.54	$0.87
Earnings per Common Unit – diluted:
Income from continuing operations available for common unitholders	$1.20	$0.67	$0.47	$0.31	$0.64
Net income available for common unitholders	$1.20	$1.44	$1.02	$0.54	$0.87
Distributions declared and paid per Common Unit	$1.70	$1.70	$1.70	$1.70	$1.70

	December 31,
	2014	2013	2012	2011	2010
Total assets	$4,005,015	$3,807,198	$3,349,525	$3,179,884	$2,870,671
Mortgages and notes payable	$2,071,389	$1,956,299	$1,859,162	$1,868,906	$1,488,638

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

Disclosure Regarding Forward-Looking Statements

Some of the information in this Annual Report may contain forward-looking statements. Such statements include, in particular, statements about our plans, strategies and prospects under this section and under the heading “Item 1. Business.” You can identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions or expectations will be achieved. When considering such forward-looking statements, you should keep in mind the following important factors that could cause our actual results to differ materially from those contained in any forward-looking statement:

•	the financial condition of our customers could deteriorate;

•	we may not be able to lease or release second generation space, defined as previously occupied space that becomes available for lease, quickly or on as favorable terms as old leases;

•	we may not be able to lease our newly constructed buildings as quickly or on as favorable terms as originally anticipated;

•	we may not be able to complete development, acquisition, reinvestment, disposition or joint venture projects as quickly or on as favorable terms as anticipated;

•	development activity by our competitors in our existing markets could result in an excessive supply relative to customer demand;

•	our markets may suffer declines in economic growth;

•	unanticipated increases in interest rates could increase our debt service costs;

•	unanticipated increases in operating expenses could negatively impact our operating results;

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

Our operating results depend heavily on successfully leasing and operating the office space in our portfolio. Economic growth and employment levels in our core markets are and will continue to be important factors in predicting our future operating results.

The key components affecting our rental and other revenues are average occupancy, rental rates, cost recovery income, new developments placed in service, acquisitions and dispositions. Average occupancy generally increases during times of improving economic growth, as our ability to lease space outpaces vacancies that occur upon the expirations of existing leases. Average occupancy generally declines during times of slower economic growth, when new vacancies tend to outpace our ability to lease space. Asset acquisitions, dispositions and new developments placed in service directly impact our rental revenues and could impact our average occupancy, depending upon the occupancy rate of the properties that are acquired, sold or placed in service. A further indicator of the predictability of future revenues is the expected lease expirations of our portfolio. As a result, in addition to seeking to increase our average occupancy by leasing current vacant space, we also must concentrate our leasing efforts on renewing our existing leases prior to expiration. For more information regarding our lease expirations, see “Item 2. Properties - Lease Expirations.” Our occupancy increased from 89.9% at December 31, 2013 to 91.9% at December 31, 2014 due to increased net leasing activity, two 100% occupied development projects placed in service and the disposition of relatively low occupied buildings, slightly offset by the acquisition of value-add buildings with potential occupancy upside.

Whether or not our rental revenue tracks average occupancy proportionally depends upon whether GAAP rents under signed new and renewal leases are higher or lower than the GAAP rents under expiring leases. Annualized rental revenues from second generation leases expiring during any particular year are generally less than 15% of our total annual rental revenues. The following table sets forth information regarding second generation office leases signed during the fourth quarter of 2014 (we define second generation office leases as leases with new customers and renewals of existing customers in office space that has been previously occupied under our ownership and leases with respect to vacant space in acquired buildings):

	New	Renewal
Leased space (in rentable square feet)	233,518	733,446
Average term (in years - rentable square foot weighted)	6.5	5.2
Base rents (per rentable square foot) (1)	$24.01	$22.68
Rent concessions (per rentable square foot) (1)	(0.62)	(0.26)
GAAP rents (per rentable square foot) (1)	$23.39	$22.42
Tenant improvements (per rentable square foot) (1)	$3.00	$1.61
Leasing commissions (per rentable square foot) (1)	$0.77	$0.36
__________

(1)	Weighted average per rentable square foot on an annual basis over the lease term.

Compared to previous leases in the same office spaces, annual combined GAAP rents for new and renewal leases signed in the fourth quarter were $22.65 per rentable square foot, or 15.0% higher.

We strive to maintain a diverse, stable and creditworthy customer base. We have an internal guideline whereby customers that account for more than 3% of our revenues are periodically reviewed with the Company's Board of Directors. As of December 31, 2014, no customer accounted for more than 3% of our cash revenues other than the Federal Government, which accounted for less than 6% of our cash revenues on an annualized basis. See “Item 2. Properties - Customers.” Upon completion of the MetLife I and II development projects in Raleigh, which are scheduled for delivery in the first and second quarters of 2015, it is expected that Metropolitan Life Insurance will account for approximately 3.0% of our revenues based on annualized cash revenues for December 2014. Upon completion of the Bridgestone Americas development project in Nashville, which is scheduled for delivery in mid-to-late 2017, it is expected that Bridgestone Americas, Inc., the U.S. subsidiary of Bridgestone Corporation, will account for approximately 3.3% of our revenues based on annualized cash revenues for December 2014. See “Item 2. Properties - In Process Development.”

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

Whether or not we record growing same property net operating income (“NOI”) depends upon our ability to garner higher rental revenues, whether from higher average occupancy, higher GAAP rents per rentable square foot or higher cost recovery income, that exceed any corresponding growth in operating expenses. Same property NOI from continuing operations was $0.6 million, or 0.2%, lower in 2014 compared to 2013 as an increase in same property revenues of $5.2 million was more than offset by an increase of $5.9 million in same property expenses. We expect same property NOI to be higher in 2015 than 2014 as higher rental revenues, mostly from higher average occupancy, are expected to more than offset a corresponding increase in same property operating expenses.

In addition to the effect of same property NOI, whether or not overall NOI increases depends upon whether the NOI from our acquired properties and development properties placed in service exceeds the NOI from sold properties. NOI from continuing operations was $29.5 million, or 8.3%, higher in 2014 compared to 2013 due to the full year impact of buildings acquired and developments placed in service in 2013 and the partial year impact of buildings acquired and developments placed in service in 2014, offset by NOI lost from sold buildings. We expect overall NOI to be higher in 2015 than 2014 due to the full year impact of our net investment activity in 2014.

We intend to maintain a conservative and flexible balance sheet that allows us to capitalize on favorable development and acquisition opportunities as they arise. We anticipate commencing up to $250 million of new development in 2015. Such projects would likely not be placed in service until 2016 or beyond. We also anticipate acquiring up to $300 million of new properties and selling up to $200 million of non-core assets in 2015. We generally seek to acquire and develop assets that improve the average quality of our overall portfolio and deliver consistent and sustainable value for our stockholders over the long-term. Whether or not an asset acquisition or new development results in higher per share net income or funds from operations ("FFO") in any given period depends upon a number of factors, including whether the net operating income for any such period exceeds the actual cost of capital used to finance the acquisition. Forward-looking information regarding 2015 operating performance contained below under "Results of Operations" excludes the impact of any potential acquisitions or dispositions.

Results of Operations

Comparison of 2014 to 2013

Rental and Other Revenues

Rental and other revenues were $51.7 million, or 9.3%, higher in 2014 as compared to 2013 primarily due to 2013 and 2014 acquisitions and development properties placed in service and higher same property revenues, which increased rental and other revenues by $55.2 million and $5.2 million, respectively. Same property rental and other revenues were higher primarily due to higher average GAAP rents per rentable square foot and higher cost recovery income in 2014, partly offset by lower termination fees in 2014 and a decrease in average occupancy to 91.0% in 2014 from 91.3% in 2013. These increases were partly offset by $6.6 million in lost revenue from property dispositions and the recognition of $1.1 million of deferred leasing commission income in 2013. We expect 2015 rental and other revenues to increase over 2014 primarily due to the full year contribution of acquisitions closed and development properties placed in service in 2014 and higher same property revenues resulting mostly from an increase in average occupancy from 91.0% in 2014 to approximately 92% in 2015, partly offset by lost revenue from 2014 property dispositions. We also expect higher cost recovery income and higher average GAAP rents per rentable square foot in our same property portfolio.

Operating Expenses

Rental property and other expenses were $22.2 million, or 10.9%, higher in 2014 as compared to 2013 primarily due to 2013 and 2014 acquisitions and development properties placed in service and higher same property operating expenses, which increased operating expenses by $19.5 million and $5.9 million, respectively. Same property operating expenses were higher primarily due to higher utilities and snow removal costs as a result of harsher than normal winter conditions and higher property taxes in 2014, partly offset by lower repairs and maintenance in 2014. These increases were partly offset by a $2.4 million decrease in operating expenses from property dispositions in 2014. We expect 2015 rental property and other expenses to increase over 2014 primarily due to the full year contribution of acquisitions closed and development properties placed in service in 2014 and higher same property operating expenses resulting from higher expected janitorial and other building-related services, property taxes and utilities, partly offset by lower operating expenses due to 2014 property dispositions.

Depreciation and amortization was $19.1 million, or 10.8%, higher in 2014 as compared to 2013 primarily due to 2013 and 2014 acquisitions and development properties placed in service. We expect 2015 depreciation and amortization to increase over 2014 primarily due to the full year contribution of acquisitions closed and development properties placed in service in 2014, partly offset by lower depreciation and amortization due to 2014 property dispositions.

We recorded an impairment of real estate assets of $0.6 million in 2014 on an office property in Greensboro, NC. Prior to the adoption of the discontinued operations accounting standard update in the second quarter of 2014, such comparable impairments were classified as discontinued operations in 2013. We recorded impairments of real estate assets of $1.1 million on seven industrial properties in Atlanta, GA and $1.1 million on four properties in a single office park in Winston-Salem, NC in 2013. These impairments were due to a change in the assumed timing of future dispositions and leasing assumptions.

General and administrative expenses were $1.0 million, or 2.6%, lower in 2014 as compared to 2013 primarily due to lower acquisition costs, partly offset by higher company-wide base salaries, benefits and incentive compensation. We expect 2015 general and administrative expenses to remain relatively consistent with 2014.

Interest Expense

Interest expense was $6.9 million, or 7.4%, lower in 2014 as compared to 2013 primarily due to lower average interest rates and higher capitalized interest, partly offset by higher average debt balances. We expect 2015 interest expense to increase over 2014 primarily due to higher average debt balances and higher average interest rates on our variable rate debt due to expected increases in 30-day LIBOR, partly offset by higher capitalized interest.

Other Income

Other income was $1.3 million, or 19.8%, lower in 2014 as compared to 2013 primarily due to the repayments in the first quarter of 2014 of $16.5 million of mortgages receivable, which consisted of seller financing provided in connection with 2010 disposition transactions. We expect 2015 other income to decrease over 2014 primarily due to the probable early repayment of our remaining mortgage receivable in 2015, which consists of secured acquisition financing to a third party and infrastructure development.

Gains on Disposition of Property and Net Gains on Disposition of Discontinued Operations

With the adoption of the discontinued operations accounting standard update in the second quarter of 2014, gains on disposition of property are now generally included in continuing operations. Prior to adoption, such gains were generally classified as discontinued operations. Total gains were $19.1 million lower in 2014 as compared to 2013 due to the net effect of the disposition activity in such years.

Gain on Acquisition of Controlling Interest in Unconsolidated Affiliate

We recorded a gain on acquisition of controlling interest in unconsolidated affiliate of $7.5 million in 2013 due to acquiring our joint venture partner’s 60.0% interest in our HIW-KC Orlando, LLC joint venture. We had no comparable transaction in 2014.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $0.4 million, or 19.3%, lower in 2014 as compared to 2013 primarily due to our share of a gain recognized by the Lofts at Weston, LLC joint venture in 2013, the acquisitions of certain joint venture interests and assets in the third quarter of 2013 and a net impairment of our previous investment in Board of Trade Investment Company in 2014. Partly offsetting this decrease is our share of impairments of real estate assets on certain office properties in our Highwoods DLF 98/29, LLC joint venture in 2013.

Earnings Per Common Share - Diluted

Diluted earnings per common share was $0.25, or 17.4%, lower in 2014 as compared to 2013 due to a decrease in net income for the reasons discussed above and an increase in the weighted average Common Shares outstanding.

Comparison of 2013 to 2012

Rental and Other Revenues

Rental and other revenues were $71.8 million, or 14.8%, higher in 2013 as compared to 2012 primarily due to recent acquisitions and development properties placed in service, which accounted for $70.9 million of the increase. Same property rental and other revenues in 2013 were flat with 2012 as average occupancy in the same property portfolio was substantially unchanged as well.

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

Gain on Acquisition of Controlling Interest in Unconsolidated Affiliate

We recorded a gain on acquisition of controlling interest in unconsolidated affiliate of $7.5 million in 2013 due to acquiring our joint venture partner’s 60.0% interest in our HIW-KC Orlando, LLC joint venture. We had no comparable transaction in 2012.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $2.8 million lower in 2013 as compared to 2012 primarily due to our $4.5 million share of impairments of real estate assets on certain office properties in our Highwoods DLF 98/29, LLC joint venture in 2013, the acquisition of our joint venture partner’s 60.0% interest in our HIW-KC Orlando, LLC joint venture in 2013 and the sale of office properties in our Highwoods DLF 98/29, LLC and Highwoods DLF 97/26 DLF 99/32, LP joint ventures in late 2012 and early 2013. Partly offsetting this decrease was $3.2 million, net of taxes, that we recorded as our share of a gain recognized by the Lofts at Weston, LLC joint venture upon the sale of 215 residential units to an unrelated third party. Additionally offsetting this decrease was our $1.0 million share of impairments of real estate assets on two office properties in our Highwoods DLF 98/29,

LLC joint venture in 2012. These impairments were due to a change in the assumed timing of future dispositions and/or leasing assumptions.

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

Statements of Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in the Company’s cash flows ($ in thousands):

	Year Ended December 31,
	2014	2013	Change
Net Cash Provided By Operating Activities	$266,911	$256,437	$10,474
Net Cash (Used In) Investing Activities	(328,178)	(356,603)	28,425
Net Cash Provided By Financing Activities	59,915	96,567	(36,652)
Total Cash Flows	$(1,352)	$(3,599)	$2,247

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

The increase in net cash provided by operating activities in 2014 as compared to 2013 was primarily due to higher net cash from the operations of properties acquired in 2014 and 2013 partly offset by higher cash paid for operating expenses in 2014. We expect net cash related to operating activities to be higher in 2015 as compared to 2014 due to the full year impact of properties acquired in 2014 and higher cash flows from leases signed in 2014 and prior years as free rent periods expire.

The decrease in net cash used in investing activities in 2014 as compared to 2013 was primarily due to lower acquisition activity and higher repayments of mortgages and notes receivable in 2014, partly offset by higher development activity, lower net proceeds from dispositions of real estate assets and lower distributions of capital from unconsolidated affiliates in 2014. We expect uses of cash for investing activities in 2015 to be primarily driven by our plans to acquire and commence development of office buildings. Additionally, as of December 31, 2014, we have $315 million left to fund of our previously-announced development activity. We expect these uses of cash for investing activities will be partially offset by non-core dispositions in 2015.

The decrease in net cash provided by financing activities in 2014 as compared to 2013 was primarily due to lower proceeds from the issuance of Common Stock, higher aggregate dividends on Common Stock due to a higher number of shares outstanding and lower contributions from noncontrolling interests in consolidated affiliates in 2014, partly offset by higher net debt borrowings in 2014. Assuming the net effect of our acquisition, disposition and development activity in 2015 results in an increase in our assets, we would expect outstanding debt balances to increase. However, because we plan to continue to maintain a flexible and conservative balance sheet with mortgages and notes payable and outstanding preferred stock representing around 40% to 45% of the undepreciated book value of our assets, we would also expect higher outstanding balances of Common Stock in such event.

Capitalization

The following table sets forth the Company’s capitalization (in thousands, except per share amounts):

	December 31,
	2014	2013
Mortgages and notes payable, at recorded book value	$2,071,389	$1,956,299
Financing obligations	$23,519	$26,664
Preferred Stock, at liquidation value	$29,060	$29,077
Common Stock outstanding	92,907	89,921
Common Units outstanding (not owned by the Company)	2,937	2,944
Per share stock price at year end	$44.28	$36.17
Market value of Common Stock and Common Units	$4,243,972	$3,358,927
Total capitalization	$6,367,940	$5,370,967

At December 31, 2014, our mortgages and notes payable and outstanding preferred stock represented 33.0% of our total capitalization and 41.7% of the undepreciated book value of our assets.

Our mortgages and notes payable as of December 31, 2014 consisted of $312.9 million of secured indebtedness with a weighted average interest rate of 5.95% and $1,758.5 million of unsecured indebtedness with a weighted average interest rate of 3.96%. The secured indebtedness was collateralized by real estate assets with an aggregate undepreciated book value of $580.6 million.

Current and Future Cash Needs

Rental and other revenues are our principal source of funds to meet our short-term liquidity requirements. Other sources of funds for short-term liquidity needs include available working capital and borrowings under our existing revolving credit facility, which had $262.8 million of availability at January 30, 2015. Our short-term liquidity requirements primarily consist of operating expenses, interest and principal amortization on our debt, distributions and capital expenditures, including building improvement costs, tenant improvement costs and lease commissions. Building improvements are capital costs to maintain or enhance existing buildings not typically related to a specific customer. Tenant improvements are the costs required to customize space for the specific needs of customers. We anticipate that our available cash and cash equivalents and cash provided by operating activities, together with cash available from borrowings under our revolving credit facility, will be adequate to meet our short-term liquidity requirements.

Our long-term liquidity uses generally consist of the retirement or refinancing of debt upon maturity (including mortgage debt, our revolving credit facility, term loans and other unsecured debt), funding of existing and new building development and land infrastructure projects and funding acquisitions of buildings and development land. Additionally, we may, from time to time, retire some or all of our remaining outstanding Preferred Stock and/or unsecured debt securities through redemptions, open market repurchases, privately negotiated acquisitions or otherwise.

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

2014 Acquisition Activity

During the fourth quarter of 2014, we acquired:

•	an office property in the central business district of Orlando, FL encompassing 246,000 rentable square feet for a purchase price of $67.4 million;

•
our partner's 50.0% interest in an office property owned by our consolidated Highwoods-Markel Associates, LLC joint venture in the Innsbrook submarket of Richmond, VA encompassing 66,000 rentable square feet for a purchase price of $4.2 million, which is recorded as acquisition of noncontrolling interest in consolidated affiliate; and

•	a land parcel in the central business district of Nashville, TN for a purchase price and related transaction costs of $15.8 million (including contingent consideration of $3.3 million).

During the third quarter of 2014, we acquired an office property in the central business district of Raleigh, NC encompassing 374,000 rentable square feet for a purchase price of $83.8 million.

During 2014, we expensed $0.5 million of acquisition costs (included in general and administrative expenses) related to these acquisitions. The assets acquired and liabilities assumed were recorded at fair value as determined by management based on information available at the acquisition date and on current assumptions as to future operations. We have invested or intend to invest an additional $8.9 million in the aggregate of planned building improvements in the buildings acquired in 2014. As of the respective closing dates, based on the total anticipated investment of $164.3 million, the weighted average capitalization rate for the acquisitions of these buildings, which were 82.2% occupied on average, is 6.6% using projected annual GAAP net operating income for 2015. These forward-looking statements are subject to risks and uncertainties. See “Disclosure Regarding Forward-Looking Statements.”

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

2014 Disposition Activity

During the fourth quarter of 2014, we sold:

•
an office property in Winston-Salem, NC for a sale price of $9.9 million (before closing credits to buyer of $1.6 million for unfunded building and tenant improvements and $0.7 million for free rent) and recorded a loss on disposition of property of $0.1 million;

•	two land parcels in Raleigh, NC for a sale price of $1.7 million and recorded a gain on disposition of property of $0.5 million; and

•	an industrial property and a land parcel in Atlanta, GA for a sale price of $11.4 million and recorded a gain on disposition of property of $1.7 million.

During the third quarter of 2014, we sold:

•	five office properties and a land parcel in a single transaction in Raleigh, NC for a sale price of $58.7 million and recorded a gain on disposition of property of $11.7 million;

•	11 office properties in Richmond, VA in separate transactions for an aggregate sale price of $40.7 million and recorded aggregate gains on disposition of property of $17.6 million;

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

2014 Financing Activity

During 2014, we entered into separate sales agreements with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Robert W. Baird & Co. Incorporated, BB&T Capital Markets, a division of BB&T Securities, LLC, Capital One Securities, Inc., Comerica Securities, Inc., Jefferies LLC, Mitsubishi UFJ Securities (USA), Inc., Morgan Stanley & Co. LLC, Piper Jaffray & Co., RBC Capital Markets, LLC and Wells Fargo Securities, LLC. Under the terms of the sales agreements, the Company may offer and sell up to $250.0 million in aggregate gross sales price of shares of Common Stock from time to time through such firms, acting as agents of the Company or as principals. Sales of the shares, if any, may be made by means of ordinary brokers' transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices or as otherwise agreed with any of such firms. During 2014, the Company issued 2,500,031 shares of Common Stock at an average gross sales price of $42.28 per share and received net proceeds, after sales commissions, of $104.1 million. We paid an aggregate of $1.6 million in sales commissions to Piper Jaffray & Co., BB&T Capital Markets, Comerica Securities, Inc. and Merrill Lynch during 2014.

Our $475.0 million unsecured revolving credit facility is scheduled to mature in January 2018 and includes an accordion feature that allows for an additional $75.0 million of borrowing capacity subject to additional lender commitments. Assuming no defaults have occurred, we have an option to extend the maturity for two additional six-month periods. The interest rate at our current credit ratings is LIBOR plus 110 basis points and the annual facility fee is 20 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody's Investors Service or Standard & Poor's Ratings Services. We use our revolving credit facility for working capital purposes and for the short-term funding of our development and acquisition activity and, in certain instances, the repayment of other debt. The continued ability to borrow under the revolving credit facility allows us to quickly capitalize on strategic opportunities at short-term interest rates. There was $209.0 million and $212.0 million outstanding under our revolving credit facility at December 31, 2014 and January 30, 2015, respectively. At December 31, 2014 and January 30, 2015, we had $0.1 million and $0.2 million, respectively, of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at December 31, 2014 and January 30, 2015 was $265.9 million and $262.8 million, respectively.

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

During the second quarter of 2014, we prepaid without penalty the remaining $123.7 million balance on a secured mortgage loan with an effective interest rate of 3.11% that was originally scheduled to mature in July 2014. During the second quarter of 2014, we also prepaid the remaining $7.2 million balance on a secured mortgage loan with an effective interest rate of 3.32% that was originally scheduled to mature in August 2014.

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

As of December 31, 2014, the Operating Partnership had the following unsecured notes outstanding ($ in thousands):

	Face Amount	Carrying Amount	Stated Interest Rate	Effective Interest Rate
Notes due March 2017	$379,685	$379,427	5.850%	5.880%
Notes due April 2018	$200,000	$200,000	7.500%	7.500%
Notes due June 2021	$300,000	$297,207	3.200%	3.363%
Notes due January 2023	$250,000	$247,887	3.625%	3.752%

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

Contractual Obligations

The following table sets forth a summary regarding our known contractual obligations, including required interest payments for those items that are interest bearing, at December 31, 2014 ($ in thousands):

		Amounts due during the years ending December 31,
	Total	2015	2016	2017	2018	2019	Thereafter
Mortgages and Notes Payable:
Principal payments (1)	$2,074,144	$44,300	$157,638	$488,206	$409,000	$425,000	$550,000
Interest payments	315,259	87,269	77,500	56,405	33,533	18,960	41,592
Financing Obligations:
SF-HIW Harborview Plaza, LP financing obligation	11,494	11,494	—	—	—	—	—
Tax increment financing bond	8,962	1,561	1,669	1,785	1,908	2,039	—
Interest on financing obligations (2)	1,947	621	513	397	274	142	—
Capitalized Lease Obligations	162	111	34	17	—	—	—
Purchase Obligations:
Lease and contractual commitments (3)	219,105	194,008	20,617	162	131	135	4,052
Operating Lease Obligations:
Operating ground leases	128,111	3,035	3,068	3,102	3,138	3,175	112,593
Other Long Term Obligations:
Future infrastructure funding	19,857	16,718	3,139	—	—	—	—
Total	$2,779,041	$359,117	$264,178	$550,074	$447,984	$449,451	$708,237
__________

(1)	Excludes amortization of premiums, discounts and/or purchase accounting adjustments.

(2)
Does not include interest on the SF-HIW Harborview Plaza, LP financing obligation, which cannot be reasonably estimated for future periods. The interest expense on these financing obligations was $0.5 million, $0.1 million and $(0.3) million in 2014, 2013 and 2012, respectively.

(3)
Amount represents commitments under signed leases and contracts for operating properties, excluding tenant-funded tenant improvements, and contracts for development/redevelopment projects. This includes $80.3 million of contractual commitments related to our in process development activity. For a description of our development activity, see "Item 2. Properties - In Process Development." The timing of these lease and contractual commitments may fluctuate.

The interest payments due on mortgages and notes payable are based on the stated rates for the fixed rate debt and on the rates in effect at December 31, 2014 for the variable rate debt. The weighted average interest rate on our fixed (including debt with a variable rate that is effectively fixed by related interest rate swaps) and variable rate debt was 4.99% and 1.31%, respectively, at December 31, 2014. For additional information about our mortgages and notes payable, see Note 6 to our Consolidated Financial Statements. For additional information about our financing obligations, see Note 8 to our Consolidated Financial Statements. For additional information about purchase obligations, operating lease obligations and other long term obligations, see Notes 3 and 9 to our Consolidated Financial Statements.

Off Balance Sheet Arrangements

We generally account for our investments in less than majority owned joint ventures, partnerships and limited liability companies using the equity method. As a result, these joint ventures are not included in our Consolidated Financial Statements, other than as investments in unconsolidated affiliates and equity in earnings of unconsolidated affiliates.

At December 31, 2014, our unconsolidated joint ventures had $265.4 million of total assets and $182.0 million of total liabilities. Our weighted average equity interest based on the total assets of these unconsolidated joint ventures was 33.2%. During 2014, our unconsolidated joint ventures had $6.2 million of aggregate net income. For additional information about our unconsolidated joint venture activity, see Note 4 to our Consolidated Financial Statements.

At December 31, 2014, our unconsolidated joint ventures had $170.8 million of outstanding mortgage debt. The following table sets forth the scheduled maturities of the Company’s $56.8 million proportionate share of the outstanding debt of its unconsolidated joint ventures at December 31, 2014 ($ in thousands):

2015	$4,758
2016	1,117
2017	27,122
2018	19,377
2019	563
Thereafter	3,875
$56,812

All of this joint venture debt is non-recourse to us except in the case of customary exceptions pertaining to such matters as misuse of funds, environmental conditions, material misrepresentations and voluntary or uncontested involuntary bankruptcy events.

During the fourth quarter of 2014, our Highwoods DLF 98/29, LLC joint venture sold an office property to an unrelated third party for a sale price of $13.7 million (before $0.4 million in closing credits to buyer for free rent) and recorded a gain on disposition of property of $1.0 million. We recorded $0.2 million as our share of this gain through equity in earnings of unconsolidated affiliates.

During the second quarter of 2014, our Highwoods KC Glenridge Office, LLC joint venture paid at maturity the remaining $14.9 million balance on a secured mortgage loan with an effective interest rate of 4.84%.

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

Financing Arrangements

- SF-HIW Harborview Plaza, LP

In 2002, we contributed Harborview Plaza, a 205,000 rentable square foot office building to our SF-HIW Harborview Plaza, LP joint venture. We retained a 20.0% equity interest in the joint venture. Our joint venture partner has the right to put its 80.0% equity interest in the joint venture to us in exchange for cash at any time prior to September 11, 2015. The value of the 80.0% equity interest will be determined at the time that our partner elects to exercise its put right, if ever, based upon the then fair market value of the joint venture's assets and liabilities. The fair value of the real estate assets will be reduced by 3.0%, which is intended to represent the hypothetical costs of a sale transaction. Because of the put option, this transaction has been accounted for as a financing transaction. Accordingly, the assets, liabilities and operations of Harborview Plaza, which is the sole property owned by SF-HIW Harborview LP, remain in our Consolidated Financial Statements.

As a result, we initially established a gross financing obligation equal to the $12.7 million equity contributed by our joint venture partner. During 2012, our joint venture partner contributed an additional $1.8 million of equity to the joint venture. During each period, we increase the gross financing obligation for 80.0% of the net income before depreciation of Harborview Plaza, which is recorded as interest expense on financing obligation, and decrease the gross financing obligation for distributions made to our joint venture partner. At the end of each reporting period, the balance of the gross financing obligation is adjusted to equal the greater of the equity contributed by our joint venture partner or the current fair value of the put option, which is recorded as interest expense on financing obligation. The fair value of the put option was $11.5 million and $12.8 million at December 31, 2014 and 2013, respectively. We continue to depreciate Harborview Plaza and record all of the depreciation on our books. At such time as the put option expires or is otherwise terminated, we will record the transaction as a partial sale and recognize gain accordingly.

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

Expenditures directly related to the leasing of properties are included in deferred financing and leasing costs and are stated at amortized cost. Such expenditures are part of the investment necessary to execute leases and, therefore, are classified as investment activities in the statement of cash flows. All leasing commissions paid to third parties for new leases or lease renewals are capitalized. Internal leasing costs, which consist primarily of compensation, benefits and other costs, such as legal fees related to leasing activities, that are incurred in connection with successfully obtaining leases of properties are also capitalized. Capitalized leasing costs are amortized on a straight-line basis over the initial fixed terms of the respective leases, which generally are from three to 10 years. Estimated costs related to unsuccessful activities are expensed as incurred.

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

Real estate and other assets are classified as long-lived assets held for use or as long-lived assets held for sale. Real estate is classified as held for sale when the sale of the asset has been duly approved by the Company, a legally enforceable contract has been executed and the buyer's due diligence period, if any, has expired.

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

We also analyze our investments in unconsolidated affiliates for impairment. This analysis consists of determining whether an expected loss in market value of an investment is other than temporary by evaluating the length of time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the unconsolidated affiliate, and our intent and ability to retain our investment for a period of time sufficient to allow for any anticipated recovery in market value. As the factors used in this analysis are difficult to predict and are subject to future events that may alter our assumptions, we may be required to recognize future impairment losses on our investments in unconsolidated affiliates.

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

Cost recovery income is determined on a calendar year and a lease-by-lease basis. The most common types of cost recovery income in our leases are common area maintenance (“CAM”) and real estate taxes, for which a customer typically pays its pro-rata share of operating and administrative expenses and real estate taxes in excess of the costs incurred during a contractually specified base year. The computation of cost recovery income is complex and involves numerous judgments, including the interpretation of lease provisions. Leases are not uniform in dealing with such cost recovery income and there are many variations in the computation. Many customers make monthly fixed payments of CAM, real estate taxes and other cost reimbursement items. We accrue income related to these payments each month. We make quarterly accrual adjustments, positive or negative, to cost recovery income to adjust the recorded amounts to our best estimate of the final annual amounts to be billed and collected. After the end of the calendar year, we compute each customer's final cost recovery income and, after considering amounts paid by the customer during the year, issue a bill or credit for the appropriate amount to the customer. The differences between the amounts billed less previously received payments and the accrual adjustment are recorded as increases or decreases to cost recovery income when the final bills are prepared, which occurs during the first half of the subsequent year.

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

The Company's presentation of FFO is consistent with FFO as defined by NAREIT, which is calculated as follows:

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

The following table sets forth the Company's FFO, FFO available for common stockholders and FFO available for common stockholders per share ($ in thousands, except per share amounts):

	Year Ended December 31,
	2014	2013	2012
Funds from operations:
Net income	$115,972	$131,097	$84,235
Net (income) attributable to noncontrolling interests in consolidated affiliates	(1,466)	(949)	(786)
Depreciation and amortization of real estate assets	193,265	174,683	144,275
Impairments of depreciable properties	588	—	—
(Gains) on disposition of depreciable properties	(37,802)	—	—
(Gain) on acquisition of controlling interest in unconsolidated affiliate	—	(7,451)	—
Unconsolidated affiliates:
Depreciation and amortization of real estate assets	3,914	6,796	7,736
Impairments of depreciable properties	—	4,507	1,002
Impairment of investment in unconsolidated affiliate	1,353	—	—
(Gains) on disposition of depreciable properties	(1,194)	(431)	(1,120)
Discontinued operations:
Depreciation and amortization of real estate assets	—	5,753	11,970
Impairments of depreciable properties	—	2,194	—
(Gains) on disposition of depreciable properties	(384)	(63,792)	(29,455)
Funds from operations	274,246	252,407	217,857
Dividends on Preferred Stock	(2,507)	(2,508)	(2,508)
Funds from operations available for common stockholders	$271,739	$249,899	$215,349
Funds from operations available for common stockholders per share	$2.90	$2.81	$2.70
Weighted average shares outstanding (1)	93,800	88,836	79,678
__________

(1)	Includes assumed conversion of all potentially dilutive Common Stock equivalents.

In addition, the Company believes NOI from continuing operations and same property NOI are useful supplemental measures of the Company’s property operating performance because such metrics provide a performance measure of the revenues and expenses directly involved in owning real estate assets and a perspective not immediately apparent from net income or FFO. The Company defines NOI as rental and other revenues from continuing operations, less rental property and other expenses from continuing operations. The Company defines cash NOI as NOI less straight-line rent and lease termination fees. Other REITs may use different methodologies to calculate NOI and same property NOI.

As of December 31, 2014, our same property portfolio consisted of 223 in-service properties encompassing 24.2 million rentable square feet that were wholly owned during the entirety of the periods presented (from January 1, 2013 to December 31, 2014). As of December 31, 2013, our same property portfolio consisted of 247 in-service properties encompassing 24.1 million rentable square feet that were wholly owned during the entirety of the periods presented (from January 1, 2012 to December 31, 2013). The change in our same property portfolio was due to the addition of eight properties encompassing 1.6 million rentable square feet acquired during 2012 and one newly developed property encompassing 0.1 million rentable square feet placed in service during 2012. These additions were offset by the removal of 33 properties encompassing 1.6 million rentable square feet that were sold during 2014 in addition to 0.1 million rentable square feet that was transferred to development during 2014.

Rental and other revenues related to properties not in our same property portfolio were $117.9 million and $71.5 million for the years ended December 31, 2014 and 2013, respectively. Rental property and other expenses related to properties not in our same property portfolio were $45.8 million and $29.5 million for the years ended December 31, 2014 and 2013, respectively.

The following table sets forth the Company’s NOI and same property NOI:

	Year Ended December 31,
	2014	2013
Income from continuing operations before disposition of investment properties and activity in unconsolidated affiliates	$69,409	$53,011
Other income	(5,131)	(6,398)
Interest expense	85,852	92,703
General and administrative expenses	36,223	37,193
Impairments of real estate assets	588	—
Depreciation and amortization	196,023	176,957
Net operating income from continuing operations	382,964	353,466
Less – non same property and other net operating income	(72,121)	(42,005)
Total same property net operating income from continuing operations	$310,843	$311,461

Rental and other revenues	$608,468	$556,810
Rental property and other expenses	225,504	203,344
Total net operating income from continuing operations	382,964	353,466
Less – non same property and other net operating income	(72,121)	(42,005)
Total same property net operating income from continuing operations	$310,843	$311,461

Total same property net operating income from continuing operations	$310,843	$311,461
Less – straight-line rent and lease termination fees	(11,148)	(13,161)
Same property cash net operating income from continuing operations	$299,695	$298,300

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

At December 31, 2014, we had $1,437.4 million principal amount of fixed rate debt outstanding (not including debt with a variable rate that is effectively fixed by related interest rate swaps). The estimated aggregate fair market value of this debt was $1,502.8 million. If interest rates had been 100 basis points higher, the aggregate fair market value of our fixed rate debt would have been $55.4 million lower. If interest rates had been 100 basis points lower, the aggregate fair market value of our fixed rate debt would have been $58.7 million higher.

At December 31, 2014, we had $409.0 million of variable rate debt outstanding not protected by interest rate hedge contracts. If the weighted average interest rate on this variable rate debt had been 100 basis points higher, the annual interest expense would increase $4.1 million. If the weighted average interest rate on this variable rate debt had been 100 basis points lower, the annual interest expense would decrease $4.1 million.

At December 31, 2014, we had $225.0 million of variable rate LIBOR-based debt outstanding with $225.0 million of related floating-to-fixed interest rate swaps. These swaps effectively fix the underlying LIBOR rate of the debt at 1.678%. If LIBOR interest rates increase or decrease by 100 basis points, the aggregate fair market value of the swaps at December 31, 2014 would increase by $6.2 million or decrease by $10.9 million, respectively. We are exposed to certain losses in the event of nonperformance by the counterparties, which are major financial institutions, under the swaps. We regularly evaluate the financial condition of our counterparties using publicly available information. Based on this review, we currently expect the counterparties to perform fully under the swaps. However, if a counterparty defaults on its obligations under a swap, we could be required to pay the full rates on the applicable debt, even if such rates were in excess of the rate in the contract.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See page 53 for Index to Consolidated Financial Statements of Highwoods Properties, Inc. and Highwoods Realty Limited Partnership.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES

General

The purpose of this section is to discuss our controls and procedures. The statements in this section represent the conclusions of Edward J. Fritsch, the Company's President and Chief Executive Officer (“CEO”), and Mark F. Mulhern, the Company's Senior Vice President and Chief Financial Officer (“CFO”).

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

Under the supervision of the Company's CEO and CFO, we conducted an evaluation of the effectiveness of the Company's internal control over financial reporting at December 31, 2014 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have concluded that, at December 31, 2014, the Company's internal control over financial reporting was effective. Deloitte & Touche LLP, our independent registered public accounting firm, has issued their attestation report, which is included below, on the effectiveness of the Company's internal control over financial reporting at December 31, 2014.

Management's Annual Report on the Operating Partnership's Internal Control Over Financial Reporting

The Operating Partnership is also required to establish and maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Under the supervision of the Company's CEO and CFO, we conducted an evaluation of the effectiveness of the Operating Partnership's internal control over financial reporting at December 31, 2014 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have concluded that, at December 31, 2014, the Operating Partnership's internal control over financial reporting was effective. SEC rules do not require us to obtain an attestation report of Deloitte & Touche LLP on the effectiveness of the Operating Partnership's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Highwoods Properties, Inc.
Raleigh, North Carolina

We have audited the internal control over financial reporting of Highwoods Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on the Company’s Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2014 of the Company and our report dated February 10, 2015 expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph regarding the Company’s adoption of the new accounting standard update for reporting discontinued operations.

/s/ Deloitte & Touche LLP

Raleigh, North Carolina
February 10, 2015

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2014 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were also no changes in the Operating Partnership’s internal control over financial reporting during the fourth quarter of 2014 that materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about the Company’s executive officers and directors and the code of ethics that applies to the Company’s chief executive officer and senior financial officers, which is posted on our website, is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 13, 2015. See Item X in Part I of this Annual Report for biographical information regarding the Company’s executive officers. The Company is the sole general partner of the Operating Partnership.

ITEM 11. EXECUTIVE COMPENSATION

Information about the compensation of the Company’s directors and executive officers is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 13, 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about the beneficial ownership of Common Stock and the Company’s equity compensation plans is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 13, 2015.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information about certain relationships and related transactions and the independence of the Company’s directors is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 13, 2015.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information about fees paid to and services provided by our independent registered public accounting firm is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 13, 2015.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Reference is made to the Index to Consolidated Financial Statements on page 53 for a list of the Consolidated Financial Statements of Highwoods Properties, Inc. and Highwoods Realty Limited Partnership included in this report.

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

4.2		Form of 7.5% Notes due April 15, 2018 (filed as part of the Company's Current Report on Form 8-K dated April 24, 1998)
4.3		Form of 5.85% Notes due March 15, 2017 (filed as part of the Company's Current Report on Form 8-K dated March 22, 2007)
4.4		Officers’ Certificate Establishing the Terms of the 5.85% Notes, dated March 22, 2007 (filed as part of the Company's Current Report on Form 8-K dated March 22, 2007)
4.5		Form of 3.625% Notes due January 15, 2023 (filed as part of the Company's Current Report on Form 8-K dated December 18, 2012)
4.6		Officers' Certificate Establishing the Terms of the 3.625% Notes, dated as of December 18, 2012 (filed as part of the Company's Current Report on Form 8-K dated December 18, 2012)
4.7		Form of 3.20% Notes due June 15, 2021 (filed as part of the Company's Current Report on Form 8-K dated May 27, 2014)
4.8		Officers' Certificate Establishing the Terms of the 3.20% Notes, dated as of May 27, 2014 (filed as part of the Company's Current Report on Form 8-K dated May 27, 2014)
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

10.8	*	Executive Supplemental Employment Agreement, dated as of September 29, 2014 between the Company and Mark F. Mulhern (filed as part of the Company's Current Report on Form 8-K dated October 1, 2014)

Exhibit Number		Description
10.9	*
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Highwoods Properties, Inc.
Raleigh, North Carolina

We have audited the accompanying consolidated balance sheets of Highwoods Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Highwoods Properties, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for and disclosure of discontinued operations for the period from April 1, 2014 to December 31, 2014 due to the adoption of the Financial Accounting Standards Board accounting standard update on reporting discontinued operations and disclosures of disposals of components of an entity.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 10, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Raleigh, North Carolina
February 10, 2015

HIGHWOODS PROPERTIES, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2014	2013
Assets:
Real estate assets, at cost:
Land	$388,807	$393,602
Buildings and tenant improvements	3,840,379	3,748,869
Development in process	205,971	44,621
Land held for development	79,355	110,374
	4,514,512	4,297,466
Less-accumulated depreciation	(1,033,106)	(985,244)
Net real estate assets	3,481,406	3,312,222
Real estate and other assets, net, held for sale	1,038	—
Cash and cash equivalents	8,832	10,184
Restricted cash	14,595	14,169
Accounts receivable, net of allowance of $1,314 and $1,648, respectively	48,557	26,430
Mortgages and notes receivable, net of allowance of $275 and $302, respectively	13,116	26,409
Accrued straight-line rents receivable, net of allowance of $600 and $1,063, respectively	142,037	126,014
Investments in and advances to unconsolidated affiliates	27,071	29,901
Deferred financing and leasing costs, net of accumulated amortization of $112,804 and $92,220, respectively	228,768	222,211
Prepaid expenses and other assets, net of accumulated amortization of $14,259 and $12,905, respectively	39,489	39,561
Total Assets	$4,004,909	$3,807,101
Liabilities, Noncontrolling Interests in the Operating Partnership and Equity:
Mortgages and notes payable	$2,071,389	$1,956,299
Accounts payable, accrued expenses and other liabilities	237,633	218,962
Financing obligations	23,519	26,664
Total Liabilities	2,332,541	2,201,925
Commitments and contingencies
Noncontrolling interests in the Operating Partnership	130,048	106,480
Equity:
Preferred Stock, $.01 par value, 50,000,000 authorized shares;
8.625% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 29,060 and 29,077 shares issued and outstanding, respectively	29,060	29,077
Common Stock, $.01 par value, 200,000,000 authorized shares;
92,907,310 and 89,920,915 shares issued and outstanding, respectively	929	899
Additional paid-in capital	2,464,275	2,370,368
Distributions in excess of net income available for common stockholders	(966,141)	(920,433)
Accumulated other comprehensive loss	(3,912)	(2,611)
Total Stockholders’ Equity	1,524,211	1,477,300
Noncontrolling interests in consolidated affiliates	18,109	21,396
Total Equity	1,542,320	1,498,696
Total Liabilities, Noncontrolling Interests in the Operating Partnership and Equity	$4,004,909	$3,807,101
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Income
(in thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Rental and other revenues	$608,468	$556,810	$485,046
Operating expenses:
Rental property and other expenses	225,504	203,344	176,744
Depreciation and amortization	196,023	176,957	146,357
Impairments of real estate assets	588	—	—
General and administrative	36,223	37,193	37,377
Total operating expenses	458,338	417,494	360,478
Interest expense:
Contractual	82,287	88,838	92,838
Amortization of deferred financing costs	3,082	3,802	3,685
Financing obligations	483	63	(409)
	85,852	92,703	96,114
Other income:
Interest and other income	5,439	6,597	7,353
Losses on debt extinguishment	(308)	(199)	(973)
	5,131	6,398	6,380
Income from continuing operations before disposition of investment properties and activity in unconsolidated affiliates	69,409	53,011	34,834
Gains/(losses) on disposition of property	44,352	(3)	—
Gains on for-sale residential condominiums	—	—	444
Gain on acquisition of controlling interest in unconsolidated affiliate	—	7,451	—
Equity in earnings of unconsolidated affiliates	1,827	2,264	5,035
Income from continuing operations	115,588	62,723	40,313
Discontinued operations:
Income from discontinued operations	—	6,776	14,467
Impairments of real estate assets	—	(2,194)	—
Net gains on disposition of discontinued operations	384	63,792	29,455
	384	68,374	43,922
Net income	115,972	131,097	84,235
Net (income) attributable to noncontrolling interests in the Operating Partnership	(3,542)	(4,691)	(3,854)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(1,466)	(949)	(786)
Dividends on Preferred Stock	(2,507)	(2,508)	(2,508)
Net income available for common stockholders	$108,457	$122,949	$77,087
Earnings per Common Share – basic:
Income from continuing operations available for common stockholders	$1.20	$0.67	$0.47
Income from discontinued operations available for common stockholders	—	0.77	0.55
Net income available for common stockholders	$1.20	$1.44	$1.02
Weighted average Common Shares outstanding – basic	90,743	85,335	75,811
Earnings per Common Share – diluted:
Income from continuing operations available for common stockholders	$1.19	$0.67	$0.47
Income from discontinued operations available for common stockholders	—	0.77	0.55
Net income available for common stockholders	$1.19	$1.44	$1.02
Weighted average Common Shares outstanding – diluted	93,800	88,836	79,678
Net income available for common stockholders:
Income from continuing operations available for common stockholders	$108,085	$57,081	$35,252
Income from discontinued operations available for common stockholders	372	65,868	41,835
Net income available for common stockholders	$108,457	$122,949	$77,087
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Comprehensive income:
Net income	$115,972	$131,097	$84,235
Other comprehensive income/(loss):
Unrealized gains on tax increment financing bond	584	869	411
Unrealized gains/(losses) on cash flow hedges	(5,662)	5,778	(10,358)
Amortization of cash flow hedges	3,777	3,370	3,053
Total other comprehensive income/(loss)	(1,301)	10,017	(6,894)
Total comprehensive income	114,671	141,114	77,341
Less-comprehensive (income) attributable to noncontrolling interests	(5,008)	(5,640)	(4,640)
Comprehensive income attributable to common stockholders	$109,663	$135,474	$72,701
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Equity
(in thousands, except share amounts)

	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2011	72,647,697	$726	$29,077	$1,803,997	$(5,734)	$4,646	$(845,853)	$986,859
Issuances of Common Stock, net of issuance costs and tax withholdings	7,441,489	74	—	243,094	—	—	—	243,168
Conversions of Common Units to Common Stock	63,366	—	—	2,096	—	—	—	2,096
Dividends on Common Stock	—	—	—	—	—	—	(128,652)	(128,652)
Dividends on Preferred Stock	—	—	—	—	—	—	(2,508)	(2,508)
Adjustment of noncontrolling interests in the Operating Partnership to fair value	—	—	—	(16,491)	—	—	—	(16,491)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	—	(679)	—	(679)
Issuances of restricted stock	158,885	—	—	—	—	—	—	—
Share-based compensation expense, net of forfeitures	—	3	—	7,610	—	—	—	7,613
Net (income) attributable to noncontrolling interests in the Operating Partnership	—	—	—	—	—	—	(3,854)	(3,854)
Net (income) attributable to noncontrolling interests in consolidated affiliates	—	—	—	—	—	786	(786)	—
Comprehensive income:
Net income	—	—	—	—	—	—	84,235	84,235
Other comprehensive loss	—	—	—	—	(6,894)	—	—	(6,894)
Total comprehensive income								77,341
Balance at December 31, 2012	80,311,437	803	29,077	2,040,306	(12,628)	4,753	(897,418)	1,164,893
Issuances of Common Stock, net of issuance costs and tax withholdings	8,670,517	87	—	305,759	—	—	—	305,846
Conversions of Common Units to Common Stock	789,144	—	—	28,788	—	—	—	28,788
Dividends on Common Stock	—	—	—	—	—	—	(145,964)	(145,964)
Dividends on Preferred Stock	—	—	—	—	—	—	(2,508)	(2,508)
Adjustment of noncontrolling interests in the Operating Partnership to fair value	—	—	—	(11,375)	—	—	—	(11,375)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	—	(546)	—	(546)
Contributions from noncontrolling interests in consolidated affiliates	—	—	—	—	—	16,240	—	16,240
Issuances of restricted stock	151,630	—	—	—	—	—	—	—
Share-based compensation expense, net of forfeitures	(1,813)	9	—	6,890	—	—	—	6,899
Net (income) attributable to noncontrolling interests in the Operating Partnership	—	—	—	—	—	—	(4,691)	(4,691)
Net (income) attributable to noncontrolling interests in consolidated affiliates	—	—	—	—	—	949	(949)	—
Comprehensive income:
Net income	—	—	—	—	—	—	131,097	131,097
Other comprehensive income	—	—	—	—	10,017	—	—	10,017
Total comprehensive income								141,114
Balance at December 31, 2013	89,920,915	$899	$29,077	$2,370,368	$(2,611)	$21,396	$(920,433)	$1,498,696

HIGHWOODS PROPERTIES, INC. Consolidated Statements of Equity - Continued (in thousands, except share amounts)

	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2013	89,920,915	$899	$29,077	$2,370,368	$(2,611)	$21,396	$(920,433)	$1,498,696
Issuances of Common Stock, net of issuance costs and tax withholdings	2,812,477	28	—	112,596	—	—	—	112,624
Conversions of Common Units to Common Stock	4,417	—	—	162	—	—	—	162
Dividends on Common Stock	—	—	—	—	—	—	(154,165)	(154,165)
Dividends on Preferred Stock	—	—	—	—	—	—	(2,507)	(2,507)
Adjustment of noncontrolling interests in the Operating Partnership to fair value	—	—	—	(25,275)	—	—	—	(25,275)
Acquisition of noncontrolling interest in consolidated affiliate	—	—	—	(513)	—	(3,613)	—	(4,126)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	—	(1,140)	—	(1,140)
Issuances of restricted stock	169,501	—	—	—	—	—	—	—
Redemptions/repurchases of Preferred Stock	—	—	(17)	—	—	—	—	(17)
Share-based compensation expense, net of forfeitures	—	2		6,937	—	—	—	6,939
Net (income) attributable to noncontrolling interests in the Operating Partnership	—	—	—	—	—	—	(3,542)	(3,542)
Net (income) attributable to noncontrolling interests in consolidated affiliates	—	—	—	—	—	1,466	(1,466)	—
Comprehensive income:
Net income	—	—	—	—	—	—	115,972	115,972
Other comprehensive loss	—	—	—	—	(1,301)	—	—	(1,301)
Total comprehensive income								114,671
Balance at December 31, 2014	92,907,310	$929	$29,060	$2,464,275	$(3,912)	$18,109	$(966,141)	$1,542,320
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Operating activities:
Net income	$115,972	$131,097	$84,235
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	196,023	182,710	158,327
Amortization of lease incentives and acquisition-related intangible assets and liabilities	442	345	355
Share-based compensation expense	6,939	6,899	7,613
Allowance for losses on accounts and accrued straight-line rents receivable	2,182	1,516	1,059
Accrued interest on mortgages and notes receivable	(477)	(485)	—
Amortization of deferred financing costs	3,082	3,802	3,685
Amortization of cash flow hedges	3,777	3,370	3,053
Amortization of mortgages and notes payable fair value adjustments	(788)	(1,825)	—
Impairments of real estate assets	588	2,194	—
Losses on debt extinguishment	308	199	973
Net gains on disposition of property	(44,736)	(63,789)	(29,455)
Gains on for-sale residential condominiums	—	—	(444)
Gain on acquisition of controlling interest in unconsolidated affiliate	—	(7,451)	—
Equity in earnings of unconsolidated affiliates	(1,827)	(2,264)	(5,035)
Changes in financing obligations	(241)	(753)	(1,282)
Distributions of earnings from unconsolidated affiliates	2,687	3,985	4,618
Changes in operating assets and liabilities:
Accounts receivable	(3,114)	(920)	3,132
Prepaid expenses and other assets	(615)	684	(1,129)
Accrued straight-line rents receivable	(21,685)	(18,253)	(17,919)
Accounts payable, accrued expenses and other liabilities	8,394	15,376	(18,370)
Net cash provided by operating activities	266,911	256,437	193,416
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	(163,641)	(418,796)	(269,847)
Investments in development in process	(183,873)	(34,474)	(13,288)
Investments in tenant improvements and deferred leasing costs	(113,747)	(103,243)	(79,639)
Investments in building improvements	(50,033)	(53,189)	(35,799)
Investment in acquired noncontrolling interest in consolidated affiliate	(4,126)	—	—
Investment in acquired controlling interest in unconsolidated affiliate	—	(32,818)	—
Net proceeds from disposition of real estate assets	172,442	254,022	152,456
Net proceeds from disposition of for-sale residential condominiums	—	—	5,195
Distributions of capital from unconsolidated affiliates	3,806	27,486	1,311
Investments in mortgages and notes receivable	(864)	(902)	(8,648)
Repayments of mortgages and notes receivable	17,239	405	1,776
Investments in and advances/repayments to/from unconsolidated affiliates	(6,489)	(429)	8,291
Redemption of investment in unconsolidated affiliate	4,660	—	—
Changes in restricted cash and other investing activities	(3,552)	5,335	(620)
Net cash (used in) investing activities	$(328,178)	$(356,603)	$(238,812)

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows – Continued
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Financing activities:
Dividends on Common Stock	$(154,165)	$(145,964)	$(128,652)
Redemptions/repurchases of Preferred Stock	(17)	—	—
Redemptions of Common Units	(93)	—	—
Dividends on Preferred Stock	(2,507)	(2,508)	(2,508)
Distributions to noncontrolling interests in the Operating Partnership	(4,994)	(5,667)	(6,334)
Distributions to noncontrolling interests in consolidated affiliates	(1,140)	(546)	(679)
Proceeds from the issuance of Common Stock	117,716	316,081	249,489
Costs paid for the issuance of Common Stock	(1,586)	(7,678)	(3,600)
Repurchase of shares related to tax withholdings	(3,506)	(2,557)	(2,721)
Borrowings on revolving credit facility	506,900	837,000	524,100
Repayments of revolving credit facility	(513,600)	(644,300)	(863,100)
Borrowings on mortgages and notes payable	296,949	—	507,350
Repayments of mortgages and notes payable	(174,302)	(259,202)	(219,530)
Borrowings on financing obligations	—	—	1,839
Payments on financing obligations	(2,904)	(1,941)	(1,316)
Payments of debt extinguishment costs	(369)	—	(908)
Contributions from noncontrolling interests in consolidated affiliates	—	16,240	—
Additions to deferred financing costs and other financing activities	(2,467)	(2,391)	(5,439)
Net cash provided by financing activities	59,915	96,567	47,991
Net increase/(decrease) in cash and cash equivalents	(1,352)	(3,599)	2,595
Cash and cash equivalents at beginning of the period	10,184	13,783	11,188
Cash and cash equivalents at end of the period	$8,832	$10,184	$13,783

Supplemental disclosure of cash flow information:

	Year Ended December 31,
	2014	2013	2012
Cash paid for interest, net of amounts capitalized	$83,086	$85,919	$93,547

Supplemental disclosure of non-cash investing and financing activities:

	Year Ended December 31,
	2014	2013	2012
Unrealized gains/(losses) on cash flow hedges	$(5,662)	$5,778	$(10,358)
Conversions of Common Units to Common Stock	162	28,788	2,096
Changes in accrued capital expenditures	5,283	18,384	8,116
Write-off of fully depreciated real estate assets	42,633	31,008	48,978
Write-off of fully amortized deferred financing and leasing costs	25,286	27,347	19,176
Unrealized gains on marketable securities of non-qualified deferred compensation plan	235	803	475
Adjustment of noncontrolling interests in the Operating Partnership to fair value	25,275	11,375	16,491
Unrealized gains on tax increment financing bond	584	869	411
Assumption of mortgages and notes payable related to acquisition activities	—	165,515	7,837
Reduction of advances to unconsolidated affiliates related to acquisition activities	—	—	26,000
Issuances of Common Units to acquire real estate assets	—	—	2,299
Reclass of aggregate differences between historical cost basis and the basis reflected at the joint venture level for assets acquired	—	8,206	—
Contingent consideration in connection with the acquisition of land	3,300	—	—
Option deposit applied upon acquisition of real estate assets	—	5,000	—
See accompanying notes to consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of the General Partner of
Highwoods Realty Limited Partnership
Raleigh, North Carolina

We have audited the accompanying consolidated balance sheets of Highwoods Realty Limited Partnership and subsidiaries (the “Operating Partnership”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, capital, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Operating Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Highwoods Realty Limited Partnership and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Operating Partnership changed its method of accounting for and disclosure of discontinued operations for the period from April 1, 2014 to December 31, 2014 due to the adoption of the Financial Accounting Standards Board accounting standard update on reporting discontinued operations and disclosures of disposals of components of an entity.

/s/ Deloitte & Touche LLP

Raleigh, North Carolina
February 10, 2015

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Balance Sheets
(in thousands, except unit and per unit data)

	December 31,
	2014	2013
Assets:
Real estate assets, at cost:
Land	$388,807	$393,602
Buildings and tenant improvements	3,840,379	3,748,869
Development in process	205,971	44,621
Land held for development	79,355	110,374
	4,514,512	4,297,466
Less-accumulated depreciation	(1,033,106)	(985,244)
Net real estate assets	3,481,406	3,312,222
Real estate and other assets, net, held for sale	1,038	—
Cash and cash equivalents	8,938	10,281
Restricted cash	14,595	14,169
Accounts receivable, net of allowance of $1,314 and $1,648, respectively	48,557	26,430
Mortgages and notes receivable, net of allowance of $275 and $302, respectively	13,116	26,409
Accrued straight-line rents receivable, net of allowance of $600 and $1,063, respectively	142,037	126,014
Investments in and advances to unconsolidated affiliates	27,071	29,901
Deferred financing and leasing costs, net of accumulated amortization of $112,804 and $92,220, respectively	228,768	222,211
Prepaid expenses and other assets, net of accumulated amortization of $14,259 and $12,905, respectively	39,489	39,561
Total Assets	$4,005,015	$3,807,198
Liabilities, Redeemable Operating Partnership Units and Capital:
Mortgages and notes payable	$2,071,389	$1,956,299
Accounts payable, accrued expenses and other liabilities	237,547	218,887
Financing obligations	23,519	26,664
Total Liabilities	2,332,455	2,201,850
Commitments and contingencies
Redeemable Operating Partnership Units:
Common Units, 2,936,955 and 2,943,872 outstanding, respectively	130,048	106,480
Series A Preferred Units (liquidation preference $1,000 per unit), 29,060 and 29,077 units issued and outstanding, respectively	29,060	29,077
Total Redeemable Operating Partnership Units	159,108	135,557
Capital:
Common Units:
General partner Common Units, 954,355 and 924,560 outstanding, respectively	14,990	14,508
Limited partner Common Units, 91,544,146 and 88,587,546 outstanding, respectively	1,484,265	1,436,498
Accumulated other comprehensive loss	(3,912)	(2,611)
Noncontrolling interests in consolidated affiliates	18,109	21,396
Total Capital	1,513,452	1,469,791
Total Liabilities, Redeemable Operating Partnership Units and Capital	$4,005,015	$3,807,198
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Income
(in thousands, except per unit amounts)

	Year Ended December 31,
	2014	2013	2012
Rental and other revenues	$608,468	$556,810	$485,046
Operating expenses:
Rental property and other expenses	225,455	203,303	176,495
Depreciation and amortization	196,023	176,957	146,357
Impairments of real estate assets	588	—	—
General and administrative	36,272	37,234	37,626
Total operating expenses	458,338	417,494	360,478
Interest expense:
Contractual	82,287	88,838	92,838
Amortization of deferred financing costs	3,082	3,802	3,685
Financing obligations	483	63	(409)
	85,852	92,703	96,114
Other income:
Interest and other income	5,439	6,597	7,353
Losses on debt extinguishment	(308)	(199)	(973)
	5,131	6,398	6,380
Income from continuing operations before disposition of investment properties and activity in unconsolidated affiliates	69,409	53,011	34,834
Gains/(losses) on disposition of property	44,352	(3)	—
Gains on for-sale residential condominiums	—	—	444
Gain on acquisition of controlling interest in unconsolidated affiliate	—	7,451	—
Equity in earnings of unconsolidated affiliates	1,827	2,213	5,095
Income from continuing operations	115,588	62,672	40,373
Discontinued operations:
Income from discontinued operations	—	6,776	14,467
Impairments of real estate assets	—	(2,194)	—
Net gains on disposition of discontinued operations	384	63,792	29,455
	384	68,374	43,922
Net income	115,972	131,046	84,295
Net (income) attributable to noncontrolling interests in consolidated affiliates	(1,466)	(949)	(786)
Distributions on Preferred Units	(2,507)	(2,508)	(2,508)
Net income available for common unitholders	$111,999	$127,589	$81,001
Earnings per Common Unit – basic:
Income from continuing operations available for common unitholders	$1.20	$0.67	$0.47
Income from discontinued operations available for common unitholders	—	0.77	0.55
Net income available for common unitholders	$1.20	$1.44	$1.02
Weighted average Common Units outstanding – basic	93,272	88,313	79,147
Earnings per Common Unit – diluted:
Income from continuing operations available for common unitholders	$1.20	$0.67	$0.47
Income from discontinued operations available for common unitholders	—	0.77	0.55
Net income available for common unitholders	$1.20	$1.44	$1.02
Weighted average Common Units outstanding – diluted	93,391	88,427	79,269
Net income available for common unitholders:
Income from continuing operations available for common unitholders	$111,615	$59,215	$37,079
Income from discontinued operations available for common unitholders	384	68,374	43,922
Net income available for common unitholders	$111,999	$127,589	$81,001
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Comprehensive income:
Net income	$115,972	$131,046	$84,295
Other comprehensive income/(loss):
Unrealized gains on tax increment financing bond	584	869	411
Unrealized gains/(losses) on cash flow hedges	(5,662)	5,778	(10,358)
Amortization of cash flow hedges	3,777	3,370	3,053
Total other comprehensive income/(loss)	(1,301)	10,017	(6,894)
Total comprehensive income	114,671	141,063	77,401
Less-comprehensive (income) attributable to noncontrolling interests	(1,466)	(949)	(786)
Comprehensive income attributable to common unitholders	$113,205	$140,114	$76,615

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Capital
(in thousands, except unit amounts)

	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2011	$9,575	$948,187	$(5,734)	$4,646	$956,674
Issuances of Common Units, net of issuance costs and tax withholdings	2,455	243,012	—	—	245,467
Distributions paid on Common Units	(1,343)	(132,948)	—	—	(134,291)
Distributions paid on Preferred Units	(25)	(2,483)	—	—	(2,508)
Share-based compensation expense, net of forfeitures	76	7,537	—	—	7,613
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(679)	(679)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	(146)	(14,498)	—	—	(14,644)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(8)	(778)	—	786	—
Comprehensive income:
Net income	843	83,452	—	—	84,295
Other comprehensive loss	—	—	(6,894)	—	(6,894)
Total comprehensive income					77,401
Balance at December 31, 2012	11,427	1,131,481	(12,628)	4,753	1,135,033
Issuances of Common Units, net of issuance costs and tax withholdings	3,058	302,788	—	—	305,846
Distributions paid on Common Units	(1,509)	(149,427)	—	—	(150,936)
Distributions paid on Preferred Units	(25)	(2,483)	—	—	(2,508)
Share-based compensation expense, net of forfeitures	69	6,830	—	—	6,899
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(546)	(546)
Contributions from noncontrolling interests in consolidated affiliates	—	—	—	16,240	16,240
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	187	18,513	—	—	18,700
Net (income) attributable to noncontrolling interests in consolidated affiliates	(9)	(940)	—	949	—
Comprehensive income:
Net income	1,310	129,736	—	—	131,046
Other comprehensive income	—	—	10,017	—	10,017
Total comprehensive income					141,063
Balance at December 31, 2013	14,508	1,436,498	(2,611)	21,396	1,469,791
Issuances of Common Units, net of issuance costs and tax withholdings	1,126	111,498	—	—	112,624
Redemptions of Common Units	(1)	(92)	—	—	(93)
Distributions paid on Common Units	(1,585)	(156,879)	—	—	(158,464)
Distributions paid on Preferred Units	(25)	(2,482)	—	—	(2,507)
Share-based compensation expense, net of forfeitures	69	6,870	—	—	6,939
Acquisition of noncontrolling interest in consolidated affiliate	(5)	(508)	—	(3,613)	(4,126)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(1,140)	(1,140)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	(242)	(24,001)	—	—	(24,243)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(15)	(1,451)	—	1,466	—
Comprehensive income:
Net income	1,160	114,812	—	—	115,972
Other comprehensive loss	—	—	(1,301)	—	(1,301)
Total comprehensive income					114,671
Balance at December 31, 2014	$14,990	$1,484,265	$(3,912)	$18,109	$1,513,452
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Operating activities:
Net income	$115,972	$131,046	$84,295
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	196,023	182,710	158,327
Amortization of lease incentives and acquisition-related intangible assets and liabilities	442	345	355
Share-based compensation expense	6,939	6,899	7,613
Allowance for losses on accounts and accrued straight-line rents receivable	2,182	1,516	1,059
Accrued interest on mortgages and notes receivable	(477)	(485)	—
Amortization of deferred financing costs	3,082	3,802	3,685
Amortization of cash flow hedges	3,777	3,370	3,053
Amortization of mortgages and notes payable fair value adjustments	(788)	(1,825)	—
Impairments of real estate assets	588	2,194	—
Losses on debt extinguishment	308	199	973
Net gains on disposition of property	(44,736)	(63,789)	(29,455)
Gains on for-sale residential condominiums	—	—	(444)
Gain on acquisition of controlling interest in unconsolidated affiliate	—	(7,451)	—
Equity in earnings of unconsolidated affiliates	(1,827)	(2,213)	(5,095)
Changes in financing obligations	(241)	(753)	(1,282)
Distributions of earnings from unconsolidated affiliates	2,687	3,965	4,592
Changes in operating assets and liabilities:
Accounts receivable	(3,114)	(920)	3,132
Prepaid expenses and other assets	(615)	684	(1,129)
Accrued straight-line rents receivable	(21,685)	(18,253)	(17,919)
Accounts payable, accrued expenses and other liabilities	8,383	15,421	(18,490)
Net cash provided by operating activities	266,900	256,462	193,270
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	(163,641)	(418,796)	(269,847)
Investments in development in process	(183,873)	(34,474)	(13,288)
Investments in tenant improvements and deferred leasing costs	(113,747)	(103,243)	(79,639)
Investments in building improvements	(50,033)	(53,189)	(35,799)
Investment in acquired noncontrolling interest in consolidated affiliate	(4,126)	—	—
Investment in acquired controlling interest in unconsolidated affiliate	—	(32,818)	—
Net proceeds from disposition of real estate assets	172,442	254,022	152,456
Net proceeds from disposition of for-sale residential condominiums	—	—	5,195
Distributions of capital from unconsolidated affiliates	3,806	27,486	1,311
Investments in mortgages and notes receivable	(864)	(902)	(8,648)
Repayments of mortgages and notes receivable	17,239	405	1,776
Investments in and advances/repayments to/from unconsolidated affiliates	(6,489)	(429)	8,291
Redemption of investment in unconsolidated affiliate	4,660	—	—
Changes in restricted cash and other investing activities	(3,552)	5,335	(620)
Net cash (used in) investing activities	$(328,178)	$(356,603)	$(238,812)

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows - Continued
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Financing activities:
Distributions on Common Units	$(158,464)	$(150,936)	$(134,291)
Redemptions/repurchases of Preferred Units	(17)	—	—
Redemptions of Common Units	(93)	—	—
Distributions on Preferred Units	(2,507)	(2,508)	(2,508)
Distributions to noncontrolling interests in consolidated affiliates	(1,140)	(546)	(679)
Proceeds from the issuance of Common Units	117,716	316,081	249,489
Costs paid for the issuance of Common Units	(1,586)	(7,678)	(3,600)
Repurchase of units related to tax withholdings	(3,506)	(2,557)	(2,721)
Borrowings on revolving credit facility	506,900	837,000	524,100
Repayments of revolving credit facility	(513,600)	(644,300)	(863,100)
Borrowings on mortgages and notes payable	296,949	—	507,350
Repayments of mortgages and notes payable	(174,302)	(259,202)	(219,530)
Borrowings on financing obligations	—	—	1,839
Payments on financing obligations	(2,904)	(1,941)	(1,316)
Payments of debt extinguishment costs	(369)	—	(908)
Contributions from noncontrolling interests in consolidated affiliates	—	16,240	—
Additions to deferred financing costs and other financing activities	(3,142)	(3,098)	(5,867)
Net cash provided by financing activities	59,935	96,555	48,258
Net increase/(decrease) in cash and cash equivalents	(1,343)	(3,586)	2,716
Cash and cash equivalents at beginning of the period	10,281	13,867	11,151
Cash and cash equivalents at end of the period	$8,938	$10,281	$13,867

Supplemental disclosure of cash flow information:

	Year Ended December 31,
	2014	2013	2012
Cash paid for interest, net of amounts capitalized	$83,086	$85,919	$93,547

Supplemental disclosure of non-cash investing and financing activities:

	Year Ended December 31,
	2014	2013	2012
Unrealized gains/(losses) on cash flow hedges	$(5,662)	$5,778	$(10,358)
Changes in accrued capital expenditures	5,283	18,384	8,116
Write-off of fully depreciated real estate assets	42,633	31,008	48,978
Write-off of fully amortized deferred financing and leasing costs	25,286	27,347	19,176
Unrealized gains on marketable securities of non-qualified deferred compensation plan	235	803	475
Adjustment of Redeemable Common Units to fair value	23,568	(18,389)	11,915
Unrealized gains on tax increment financing bond	584	869	411
Assumption of mortgages and notes payable related to acquisition activities	—	165,515	7,837
Reduction of advances to unconsolidated affiliates related to acquisition activities	—	—	26,000
Issuances of Common Units to acquire real estate assets	—	—	2,299
Reclass of aggregate differences between historical cost basis and the basis reflected at the joint venture level for assets acquired	—	8,206	—
Contingent consideration in connection with the acquisition of land	3,300	—	—
Option deposit applied upon acquisition of real estate assets	—	5,000	—
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
(tabular dollar amounts in thousands, except per share and per unit data)

1.    Description of Business and Significant Accounting Policies

Description of Business

Highwoods Properties, Inc. (the “Company”) is a fully-integrated real estate investment trust (“REIT”) that provides leasing, management, development, construction and other customer-related services for its properties and for third parties. The Company conducts its activities through Highwoods Realty Limited Partnership (the “Operating Partnership”). At December 31, 2014, we owned or had an interest in 31.2 million rentable square feet of in-service properties, 1.7 million rentable square feet of properties under development and approximately 500 acres of development land.

The Company is the sole general partner of the Operating Partnership. At December 31, 2014, the Company owned all of the Preferred Units and 92.5 million, or 96.9%, of the Common Units in the Operating Partnership. Limited partners own the remaining 2.9 million Common Units. In the event the Company issues shares of Common Stock, the net proceeds of the issuance are contributed to the Operating Partnership in exchange for additional Common Units. Generally, the Operating Partnership is obligated to redeem each Common Unit at the request of the holder thereof for cash equal to the value of one share of Common Stock based on the average of the market price for the 10 trading days immediately preceding the notice date of such redemption, provided that the Company, at its option, may elect to acquire any such Common Units presented for redemption for cash or one share of Common Stock. The Common Units owned by the Company are not redeemable. During 2014, the Company redeemed 2,500 Common Units for less than $0.1 million in cash and redeemed 4,417 Common Units for a like number of shares of Common Stock. As a result of this activity, in conjunction with the proceeds from issuances of Common Stock (see Note 12), the percentage of Common Units owned by the Company increased from 96.8% at December 31, 2013 to 96.9% at December 31, 2014.

Basis of Presentation

Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Our Consolidated Statement of Income for the year ended December 31, 2012 was retrospectively revised from previously reported amounts to reflect in discontinued operations the operations for those properties classified as discontinued operations.

The Company's Consolidated Financial Statements include the Operating Partnership, wholly owned subsidiaries and those entities in which the Company has the controlling interest. The Operating Partnership's Consolidated Financial Statements include wholly owned subsidiaries and those entities in which the Operating Partnership has the controlling interest. We consolidate partnerships, joint ventures and limited liability companies when we control the major operating and financial policies of the entity through majority ownership or in our capacity as general partner or managing member. Four of the 50.0% or less owned in-service office properties in two joint ventures are consolidated. In addition, we consolidate those entities deemed to be variable interest entities in which we are determined to be the primary beneficiary. At December 31, 2014 and 2013, we had involvement with, but are not the primary beneficiary in, an entity that we concluded to be a variable interest entity (see Note 3). All intercompany transactions and accounts have been eliminated.

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
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

1.    Description of Business and Significant Accounting Policies – Continued

Real Estate and Related Assets

Real estate and related assets are recorded at cost and stated at cost less accumulated depreciation. Renovations, replacements and other expenditures that improve or extend the life of assets are capitalized and depreciated over their estimated useful lives. Expenditures for ordinary maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful life of 40 years for buildings and depreciable land infrastructure costs, 15 years for building improvements and five to seven years for furniture, fixtures and equipment. Tenant improvements are amortized using the straight-line method over initial fixed terms of the respective leases, which generally are from three to 10 years. Depreciation expense for real estate assets was $154.4 million, $138.2 million and $118.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Expenditures directly related to the leasing of properties are included in deferred financing and leasing costs and are stated at amortized cost. Such expenditures are part of the investment necessary to execute leases and, therefore, are classified as investment activities in the statement of cash flows. All leasing commissions paid to third parties for new leases or lease renewals are capitalized. Internal leasing costs, which consist primarily of compensation, benefits and other costs, such as legal fees related to leasing activities, that are incurred in connection with successfully obtaining leases of properties are also capitalized. Capitalized leasing costs are amortized on a straight-line basis over the initial fixed terms of the respective leases, which generally are from three to 10 years. Estimated costs related to unsuccessful activities are expensed as incurred.

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
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

1.    Description of Business and Significant Accounting Policies – Continued

Real estate and other assets are classified as long-lived assets held for use or as long-lived assets held for sale. Real estate is classified as held for sale when the sale of the asset has been duly approved by the Company, a legally enforceable contract has been executed and the buyer's due diligence period, if any, has expired.

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

We also analyze our investments in unconsolidated affiliates for impairment. This analysis consists of determining whether an expected loss in market value of an investment is other than temporary by evaluating the length of time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the unconsolidated affiliate, and our intent and ability to retain our investment for a period of time sufficient to allow for any anticipated recovery in market value. As the factors used in this analysis are difficult to predict and are subject to future events that may alter our assumptions, we may be required to recognize future impairment losses on our investments in unconsolidated affiliates.

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

Cost recovery income is determined on a calendar year and a lease-by-lease basis. The most common types of cost recovery income in our leases are common area maintenance (“CAM”) and real estate taxes, for which a customer typically pays its pro-rata share of operating and administrative expenses and real estate taxes in excess of the costs incurred during a contractually specified base year. The computation of cost recovery income is complex and involves numerous judgments, including the interpretation of lease provisions. Leases are not uniform in dealing with such cost recovery income and there are many variations in the computation. Many customers make monthly fixed payments of CAM, real estate taxes and other cost reimbursement items. We accrue income related to these payments each month. We make quarterly accrual adjustments, positive or negative, to cost recovery income to adjust the recorded amounts to our best estimate of the final annual amounts to be billed and collected. After the end of the calendar year, we compute each customer's final cost recovery income and, after considering amounts paid by the customer during the year, issue a bill or credit for the appropriate amount to the customer. The differences between the amounts billed less previously received payments and the accrual adjustment are recorded as increases or decreases to cost recovery income when the final bills are prepared, which occurs during the first half of the subsequent year.

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

Lease Incentives

Lease incentive costs, which are payments made to or on behalf of a customer as an incentive to sign a lease, are capitalized in deferred financing and leasing costs and amortized on a straight-line basis over the respective lease terms as a reduction of rental revenues.

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

Concentration of Credit Risk

At December 31, 2014, properties that we wholly own were leased to 1,767 customers. The geographic locations that comprise greater than 10.0% of our rental and other revenues are Raleigh, NC, Atlanta, GA, Tampa, FL and Nashville, TN. Our customers engage in a wide variety of businesses. No single customer of the properties that we wholly own generated more than 7.0% of our consolidated revenues during 2014.

We maintain our cash and cash equivalents and our restricted cash at financial or other intermediary institutions. The combined account balances at each institution may exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. Additionally, from time to time in connection with tax-deferred 1031 transactions, our restricted cash balances may be commingled with other funds being held by any such intermediary institution, which would subject our balance to the credit risk of the institution.

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

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

2.    Real Estate Assets

Acquisitions

During 2014, we acquired:

•	an office property in Orlando, FL encompassing 246,000 rentable square feet for a purchase price of $67.4 million;

•
our partner's 50.0% interest in an office property owned by our consolidated Highwoods-Markel Associates, LLC joint venture in Richmond, VA encompassing 66,000 rentable square feet for a purchase price of $4.2 million, which is recorded as acquisition of noncontrolling interest in consolidated affiliate;

•	a land parcel in Nashville, TN for a purchase price and related transaction costs of $15.8 million (including contingent consideration of $3.3 million); and

•	an office property in Raleigh, NC encompassing 374,000 rentable square feet for a purchase price of $83.8 million.

We expensed $0.5 million of acquisition costs (included in general and administrative expenses) in 2014 related to these acquisitions. The assets acquired and liabilities assumed were recorded at fair value as determined by management based on information available at the acquisition date and on current assumptions as to future operations.

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

•
our Highwoods DLF 97/26 DLF 99/32, LP joint venture partner's 57.0% interest in two office properties in Atlanta, GA encompassing 505,000 rentable square feet for a net purchase price of $44.5 million, including the assumption of secured debt recorded at fair value of $37.6 million, with an effective interest rate of 3.34%. This debt has since been repaid;

•	an office property in Atlanta, GA encompassing 553,000 rentable square feet for a purchase price of $140.1 million;

•	two office properties in Tampa, FL encompassing 372,000 rentable square feet for a purchase price of $52.5 million;

•	two office properties in Greensboro, NC encompassing 195,000 rentable square feet for a purchase price of $30.8 million; and

•	a land parcel in Memphis, TN for a purchase price of $4.8 million.

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

Year Ended December 31,
2013
(unaudited)
Pro forma revenues	$593,778
Pro forma net income	$121,754
Pro forma earnings per share - basic	$1.33
Pro forma earnings per share - diluted	$1.33

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

•
three medical office properties in Greensboro, NC for a purchase price of $29.6 million, which consisted of the issuance of 66,864 Common Units to noncontrolling interests, contingent consideration with fair value at the acquisition date of $0.7 million, and the assumption of secured debt recorded at fair value of $7.9 million, with an effective interest rate of 4.06%. This debt has since been repaid;

•
a 178,300 rentable square foot office property in Cary, NC from our Highwoods DLF 98/29, LLC joint venture for an agreed upon value of $26.0 million, the net proceeds of which were used to reduce the balance of the advance due to us from the joint venture; and

•	a land parcel currently zoned for 1.3 million rentable square feet of future office development in Nashville, TN for a purchase price of $15.0 million.

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

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

2.     Real Estate Assets - Continued

Dispositions

During 2014, we sold:

•
an office property in Winston-Salem, NC for a sale price of $9.9 million (before closing credits to buyer of $1.6 million for unfunded building and tenant improvements and $0.7 million for free rent) and recorded a loss on disposition of property of $0.1 million;

•	two land parcels in Raleigh, NC for a sale price of $1.7 million and recorded a gain on disposition of property of $0.5 million;

•	an industrial property and a land parcel in Atlanta, GA for a sale price of $11.4 million and recorded a gain on disposition of property of $1.7 million;

•	five office properties and a land parcel in a single transaction in Raleigh, NC for a sale price of $58.7 million and recorded a gain on disposition of property of $11.7 million;

•	11 office properties in Richmond, VA in separate transactions for an aggregate sale price of $40.7 million and recorded aggregate gains on disposition of property of $17.6 million;

•
six office and eight industrial properties in Greensboro, NC for a sale price of $28.2 million (before closing credits to buyer of $1.2 million for unfunded tenant improvements and $0.4 million for free rent) and recorded a gain on disposition of property of $4.7 million;

•
an office property in Greenville, SC for a sale price of $27.2 million (before closing credits to buyer of $5.8 million for unfunded building and tenant improvements and $1.8 million for free rent) and recorded a gain on disposition of property of $2.2 million; and

•	two land parcels in Atlanta, GA in separate transactions for an aggregate sale price of $9.5 million and recorded aggregate gains on disposition of property of $5.9 million.

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

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

2.     Real Estate Assets - Continued

•
16 industrial properties and a land parcel in a single transaction in Atlanta, GA for a sale price of $91.6 million (before $0.3 million in closing credits to buyer for unfunded tenant improvements and after $0.3 million in closing credits to buyer for free rent). We recorded gains on disposition of discontinued operations of $36.7 million related to the industrial properties and a gain on disposition of property of less than $0.1 million related to the land parcel;

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

Impairments

During 2014, we recorded an impairment of real estate assets of $0.6 million on an office property in Greensboro, NC. During 2013, we recorded impairments of real estate assets of $1.1 million on four properties in a single office park in Winston-Salem, NC and $1.1 million on seven industrial properties in Atlanta, GA. These impairments were due to a change in the assumed timing of future dispositions and leasing assumptions, which reduced the future expected cash flows from the impaired properties.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

3.    Mortgages and Notes Receivable

The following table sets forth our mortgages and notes receivable:

	December 31,
	2014	2013
Seller financing (first mortgages)	$—	$16,454
Less allowance	—	—
	—	16,454
Mortgage receivable (including accrued interest)	10,869	9,435
Less allowance	—	—
	10,869	9,435
Promissory notes	2,522	822
Less allowance	(275)	(302)
	2,247	520
Mortgages and notes receivable, net	$13,116	$26,409

During 2010, we provided seller financing in conjunction with two disposition transactions. We accounted for these dispositions using the installment method, whereby a gain on disposition of property was deferred until the seller financing was repaid. During the first quarter of 2014, the $16.5 million of seller financing was fully repaid and the resultant $0.4 million gain on disposition of property was recorded.

During 2012, we provided $8.6 million of secured acquisition financing to a third party. We also agreed to loan such third party $8.4 million on a secured basis to fund future infrastructure development. As of December 31, 2014, $1.1 million has been funded to the third party for infrastructure development. We concluded this arrangement to be an interest in a variable interest entity. However, since we do not have the power to direct matters that most significantly impact the activities of the entity, we do not qualify as the primary beneficiary. Accordingly, the entity is not consolidated. Our risk of loss with respect to this arrangement is limited to the carrying value of the mortgage receivable and the future infrastructure development funding commitment.

We evaluate the ability to collect our mortgages and notes receivable by monitoring the leasing statistics and/or market fundamentals of these assets. As of December 31, 2014, our mortgages and notes receivable were not in default and there were no other indicators of impairment.

The following table sets forth our notes receivable allowance, which relates only to promissory notes:

	December 31,
	2014	2013
Beginning notes receivable allowance	$302	$182
Recoveries/write-offs/other	(27)	120
Total notes receivable allowance	$275	$302

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

The following table sets forth our ownership in unconsolidated affiliates at December 31, 2014:

Joint Venture	Location of Properties	Ownership Interest
Concourse Center Associates, LLC	Greensboro, NC	50.0%
Plaza Colonnade, LLC	Kansas City, MO	50.0%
Highwoods DLF 97/26 DLF 99/32, LP	Orlando, FL	42.9%
Highwoods KC Glenridge Office, LLC	Atlanta, GA	40.0%
Highwoods KC Glenridge Land, LLC	Atlanta, GA	39.9%
Kessinger/Hunter & Company, LC	Kansas City, MO	26.5%
Highwoods DLF Forum, LLC	Raleigh, NC	25.0%
Highwoods DLF 98/29, LLC	Orlando, FL	22.8%
4600 Madison Associates, LP	Kansas City, MO	12.5%

The following table sets forth the summarized balance sheets of our unconsolidated affiliates:

	December 31,
	2014	2013
Balance Sheets:
Assets:
Real estate assets, net	$209,097	$228,497
All other assets, net	56,330	66,196
Total Assets	$265,427	$294,693
Liabilities and Partners’ or Shareholders’ Equity:
Mortgages and notes payable (1)	$170,787	$189,432
All other liabilities	11,240	11,338
Partners’ or shareholders’ equity	83,400	93,923
Total Liabilities and Partners’ or Shareholders’ Equity	$265,427	$294,693
Our share of historical partners’ or shareholders’ equity	$28,088	$29,099
Advances to unconsolidated affiliate	64	—
Difference between cost of investments and the net book value of underlying net assets	(1,081)	802
Carrying value of investments in and advances to unconsolidated affiliates	$27,071	$29,901
Our share of unconsolidated non-recourse mortgage debt (1)	$56,812	$64,424
__________

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

4.    Investments in and Advances to Affiliates – Continued

(1)	Our share of scheduled future principal payments, including amortization, due on mortgages and notes payable at December 31, 2014 is as follows:

2015	$4,758
2016	1,117
2017	27,122
2018	19,377
2019	563
Thereafter	3,875
$56,812

All of this joint venture debt is non-recourse to us except in the case of customary exceptions pertaining to such matters as misuse of funds, environmental conditions, material misrepresentations and voluntary or uncontested involuntary bankruptcy events.

The following table sets forth the summarized income statements of our unconsolidated affiliates:

	Year Ended December 31,
	2014	2013	2012
Income Statements:
Rental and other revenues	$50,514	$82,168	$101,233
Expenses:
Rental property and other expenses	25,159	41,284	47,762
Depreciation and amortization	13,310	20,928	25,253
Impairments of real estate assets	—	20,077	7,180
Interest expense	8,847	14,994	20,953
Total expenses	47,316	97,283	101,148
Income/(loss) before disposition of property	3,198	(15,115)	85
Gains on disposition of property	2,998	20,501	11,184
Net income	$6,196	$5,386	$11,269

The following summarizes additional information related to certain of our unconsolidated affiliates:

- Board of Trade Investment Company ("Board of Trade")

During 2014, Board of Trade sold an office property to an unrelated third party for gross proceeds of $8.3 million and recorded a gain of $1.9 million. As our cost basis was different from the basis reflected at the entity level, we recorded a net impairment charge on our investment of $0.4 million. This charge represented the other-than-temporary decline in the fair value below the carrying value of our investment. Our 49.0% interest in Board of Trade was redeemed in exchange for $4.7 million in cash.

- Highwoods KC Glenridge Office, LLC ("KC Glenridge")

During 2014, KC Glenridge paid at maturity the remaining $14.9 million balance on a secured mortgage loan with an effective interest rate of 4.84%.

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
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

4.    Investments in and Advances to Affiliates – Continued

- Lofts at Weston, LLC ("Weston Lofts")

During 2011, we and Ravin Partners, LLC (“Ravin”) formed Weston Lofts, in which we had a 50.0% ownership interest. We contributed 15.0 acres of land at an agreed upon value of $2.4 million to this joint venture, and Ravin contributed $1.2 million in cash and agreed to guarantee the joint venture's development loan. The joint venture then distributed $1.2 million to us and we recorded a gain of $0.3 million on this transaction. Ravin was the developer, manager and leasing agent and received customary fees from the joint venture, which constructed 215 residential units at a total cost of $25.9 million. During 2013, Weston Lofts sold the 215 residential units to an unrelated third party for gross proceeds of $38.3 million and recorded a gain of $12.2 million. As a result, we received aggregate net distributions of $9.4 million and recorded our share of the gain of $3.2 million, which is net of $1.7 million in taxes incurred by our taxable REIT subsidiary, in equity in earnings of unconsolidated affiliates. Our share of the gain was less than 50.0% due to Ravin's preferred return as the developer.

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

During 2012, DLF II obtained a $50.0 million, three-year secured mortgage loan from a third party lender, bearing a fixed interest rate of 3.5% on $39.1 million of the loan and a floating interest rate of LIBOR plus 250 basis points on $10.9 million of the loan, which was used by the joint venture to repay a secured loan at maturity to a third party lender. During 2013, this loan was assumed by us in connection with the acquisition discussed in Note 2 and has since been repaid.

- Kessinger/Hunter & Company, LC ("Kessinger/Hunter")

Kessinger/Hunter, which is managed by our joint venture partner, provides leasing services, among other things, to certain office properties that we wholly own in Kansas City, MO in exchange for customary fees from us. Kessinger/Hunter received $0.6 million, $0.2 million and $1.1 million from us for these services in 2014, 2013 and 2012, respectively.

- Highwoods DLF Forum, LLC (“Forum”)

During 2013, Forum obtained a $71.7 million, five-year secured mortgage loan from a third party lender, bearing a floating interest rate of LIBOR plus 190 basis points, which was used by the joint venture to repay a secured loan at maturity to a third party lender. This loan is scheduled to mature in November 2018.

- Highwoods DLF 98/29, LLC (“DLF I”)

During 2014, DLF I sold an office property to an unrelated third party for a sale price of $13.7 million (before $0.4 million in closing credits to buyer for free rent) and recorded a gain on disposition of property of $1.0 million. We recorded $0.2 million as our share of this gain through equity in earnings of unconsolidated affiliates.

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

- Other Activities

We receive development, management and leasing fees for services provided to certain of our joint ventures. These fees are recognized in income to the extent of our respective joint venture partner's interest. During the years ended December 31, 2014, 2013 and 2012, we recognized $1.2 million, $2.9 million and $2.4 million, respectively, of development/construction, management and leasing fees from our unconsolidated joint ventures. At both December 31, 2014 and 2013, we had receivables of $0.5 million related to these fees in accounts receivable.

Consolidated Affiliates

The following summarizes our consolidated affiliates:

- Highwoods-Markel Associates, LLC (“Markel”)

We have a 50.0% ownership interest in Markel. We are the manager and leasing agent for Markel's properties, which are located in Richmond, VA in exchange for customary management and leasing fees. We consolidate Markel since we are the managing member and control the major operating and financial policies of the entity. As controlling member, we have an obligation to cause this property-owning entity to distribute proceeds of liquidation to the noncontrolling interest member in these partially owned properties only if the net proceeds received by the entity from the sale of Markel's assets warrant a distribution as determined by the governing agreement. We estimate the value of noncontrolling interest distributions would have been $26.8 million had the entity been liquidated at December 31, 2014. This estimated settlement value is based on the fair value of the underlying properties which is based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for customers, changes in market rental rates and costs to operate each property. If the entity's underlying assets are worth less than the underlying liabilities on the date of such liquidation, we would have no obligation to remit any consideration to the noncontrolling interest holder.

See Note 2 for a description of our acquisition of the noncontrolling member's 50.0% interest in an office property owned by Markel.

- SF-HIW Harborview Plaza, LP (“Harborview”)

We have a 20.0% interest in Harborview. We are the manager and leasing agent for Harborview's property in Tampa, FL and receive customary management and leasing fees. As further described in Note 8, we account for this joint venture as a financing obligation since our partner has the right to put its 80.0% equity interest back to us any time prior to September 11, 2015.

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

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

5.    Intangible Assets and Below Market Lease Liabilities

The following table sets forth total intangible assets and acquisition-related below market lease liabilities, net of accumulated amortization:

	December 31,
	2014	2013
Assets:
Deferred financing costs	$19,478	$17,363
Less accumulated amortization	(7,953)	(5,204)
	11,525	12,159
Deferred leasing costs (including lease incentives and above market lease and in-place lease acquisition-related intangible assets)	322,094	297,068
Less accumulated amortization	(104,851)	(87,016)
	217,243	210,052
Deferred financing and leasing costs, net	$228,768	$222,211

Liabilities (in accounts payable, accrued expenses and other liabilities):
Acquisition-related below market lease liabilities	$55,783	$55,323
Less accumulated amortization	(13,548)	(8,478)
	$42,235	$46,845

The following table sets forth amortization of intangible assets and below market lease liabilities:

	Year Ended December 31,
	2014	2013	2012
Amortization of deferred financing costs	$3,082	$3,802	$3,685
Amortization of deferred leasing costs and acquisition-related intangible assets (in depreciation and amortization)	$39,402	$37,094	$26,509
Amortization of lease incentives (in rental and other revenues)	$1,465	$1,409	$1,389
Amortization of acquisition-related intangible assets (in rental and other revenues)	$4,549	$3,676	$1,357
Amortization of acquisition-related intangible assets (in rental property and other expenses)	$557	$556	$186
Amortization of acquisition-related below market lease liabilities (in rental and other revenues)	$(6,129)	$(5,316)	$(2,627)

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

5.    Intangible Assets and Below Market Lease Liabilities - Continued

The following table sets forth scheduled future amortization of intangible assets and below market lease liabilities:

Years Ending December 31,	Amortization of Deferred Financing Costs	Amortization of Deferred Leasing Costs and Acquisition-Related Intangible Assets (in Depreciation and Amortization)	Amortization of Lease Incentives (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental Property and Other Expenses)	Amortization of Acquisition-Related Below Market Lease Liabilities (in Rental and Other Revenues)
2015	$3,064	$40,621	$1,214	$4,375	$553	$(5,990)
2016	2,794	34,317	1,051	3,057	553	(5,673)
2017	2,517	30,109	978	2,255	553	(5,410)
2018	1,387	25,650	874	1,463	553	(5,247)
2019	660	21,285	686	1,047	553	(4,915)
Thereafter	1,103	39,960	2,148	2,859	529	(15,000)
	$11,525	$191,942	$6,951	$15,056	$3,294	$(42,235)
Weighted average remaining amortization periods as of December 31, 2014 (in years)	4.4	6.5	8.0	6.2	6.0	8.2

The following table sets forth the intangible assets acquired and below market lease liabilities assumed as a result of 2014 acquisition activity:

	Acquisition-Related Intangible Assets (amortized in Rental and Other Revenues)	Acquisition-Related Intangible Assets (amortized in Depreciation and Amortization)	Acquisition-Related Below Market Lease Liabilities (amortized in Rental and Other Revenues)
Amount recorded from acquisition activity	$1,375	$12,901	$(1,521)
Weighted average remaining amortization periods as of December 31, 2014 (in years)	3.4	5.4	5.5

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

6.    Mortgages and Notes Payable

Our mortgages and notes payable consist of the following:

	December 31,
	2014	2013
Secured indebtedness: (1)
5.21% (3.11% effective rate) mortgage loan due 2014 (2)	$—	$125,247
5.17% (6.43% effective rate) mortgage loan due 2015 (3)	39,324	39,609
3.50% (3.34% effective rate) mortgage loan due 2015 (4)	—	37,340
6.88% mortgage loans due 2016	107,556	109,167
7.50% mortgage loan due 2016	44,501	45,103
5.10% (4.22% effective rate) mortgage loan due 2017 (5)	115,229	118,126
5.74% to 8.15% mortgage loans due between 2014 and 2016 (6)	6,258	14,072
	312,868	488,664
Unsecured indebtedness:
5.85% (5.88% effective rate) notes due 2017 (7)	379,427	379,311
7.50% notes due 2018	200,000	200,000
3.20% (3.363% effective rate) notes due 2021 (8)	297,207	—
3.625% (3.752% effective rate) notes due 2023 (9)	247,887	247,624
Variable rate term loan due 2019 (10)	200,000	200,000
Variable rate term loan due 2019 (11)	225,000	225,000
Revolving credit facility due 2018 (12)	209,000	215,700
	1,758,521	1,467,635
Total	$2,071,389	$1,956,299
__________

(1)
Our secured mortgage loans were collateralized by real estate assets with an aggregate undepreciated book value of $580.6 million at December 31, 2014. Our fixed rate mortgage loans generally are either locked out to prepayment for all or a portion of their term or are prepayable subject to certain conditions including prepayment penalties.

(2)	Net of unamortized fair market value premium of $0.7 million as of December 31, 2013. This debt was repaid in 2014.

(3)	Net of unamortized fair market value discount of $0.4 million and $0.8 million as of December 31, 2014 and 2013, respectively.

(4)	Net of unamortized fair market value premium of $0.1 million as of December 31, 2013. This debt was repaid in 2014.

(5)	Net of unamortized fair market premium of $2.7 million and $3.6 million as of December 31, 2014 and 2013, respectively.

(6)	Net of unamortized fair market value premium of $0.1 million and $0.3 million as of December 31, 2014 and 2013, respectively.

(7)	Net of unamortized original issuance discount of $0.3 million and $0.4 million as of December 31, 2014 and 2013, respectively.

(8)	Net of unamortized original issuance discount of $2.8 million as of December 31, 2014.

(9)	Net of unamortized original issuance discount of $2.1 million and $2.4 million as of December 31, 2014 and 2013, respectively.

(10)	The interest rate is 1.36% at December 31, 2014.

(11)
As more fully described in Note 7, we entered into floating-to-fixed interest rate swaps that effectively fix LIBOR for the full amount and duration of this loan. Accordingly, the equivalent fixed rate of this loan is 3.43%.

(12)	The interest rate is 1.26% at December 31, 2014.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

6.    Mortgages and Notes Payable - Continued

The following table sets forth scheduled future principal payments, including amortization, due on our mortgages and notes payable at December 31, 2014:

Years Ending December 31,	Principal Amount
2015	$44,145
2016	157,786
2017	488,279
2018	408,305
2019	424,305
Thereafter	548,569
$2,071,389

Our $475.0 million unsecured revolving credit facility is scheduled to mature in January 2018 and includes an accordion feature that allows for an additional $75.0 million of borrowing capacity subject to additional lender commitments. Assuming no defaults have occurred, we have an option to extend the maturity for two additional six-month periods. The interest rate at our current credit ratings is LIBOR plus 110 basis points and the annual facility fee is 20 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody's Investors Service or Standard & Poor's Ratings Services. There was $209.0 million and $212.0 million outstanding under our revolving credit facility at December 31, 2014 and January 30, 2015, respectively. At December 31, 2014 and January 30, 2015, we had $0.1 million and $0.2 million, respectively, of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at December 31, 2014 and January 30, 2015 was $265.9 million and $262.8 million, respectively.

During 2014, the Operating Partnership issued $300 million aggregate principal amount of 3.20% Notes due June 15, 2021, less original issue discount of $3.1 million. These notes were priced at 98.983% for an effective yield of 3.363%. Underwriting fees and other expenses were incurred that aggregated $2.4 million; these costs were deferred and will be amortized over the term of the notes.

During 2014, we prepaid the remaining $36.9 million balance on a secured mortgage loan with an effective interest rate of 3.34% that was originally scheduled to mature in April 2015. We recorded $0.3 million of loss on debt extinguishment related to this prepayment. We also prepaid without penalty the remaining $123.7 million balance on a secured mortgage loan with an effective interest rate of 3.11% that was originally scheduled to mature in July 2014 and the remaining $7.2 million balance on a secured mortgage loan with an effective interest rate of 3.32% that was originally scheduled to mature in August 2014. We recorded less than $0.1 million of gain on debt extinguishment related to this last prepayment. Real estate assets having a gross book value of approximately $251 million became unencumbered in connection with the payoff of these secured loans. We also paid down $7.9 million of secured loan balances through principal amortization during 2014.

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

During 2012, we extended the original maturity date on our $200.0 million, five-year unsecured bank term loan from February 2016 to January 2018 and reduced the original interest rate from LIBOR plus 220 basis points to LIBOR plus 165 basis points. We incurred $0.9 million of deferred financing fees in connection with this modification, which was amortized along with existing unamortized deferred loan fees over the remaining term of the loan. In 2013, we extended the maturity date from January 2018 to January 2019 and reduced the interest rate from LIBOR plus 165 basis points to LIBOR plus 120 basis points. We incurred $0.4 million of deferred financing fees in connection with this modification, which was amortized along with existing unamortized deferred loan fees over the remaining term of the loan.

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

The Operating Partnership has $379.4 million carrying amount of 2017 bonds outstanding, $200.0 million carrying amount of 2018 bonds outstanding, $297.2 million carrying amount of 2021 bonds outstanding and $247.9 million carrying amount of 2023 bonds outstanding. The indenture that governs these outstanding notes requires us to comply with customary operating covenants and various financial ratios. The trustee or the holders of at least 25.0% in principal amount of either series of bonds can accelerate the principal amount of such series upon written notice of a default that remains uncured after 60 days.

Capitalized Interest

Total interest capitalized to development and significant building and tenant improvement projects was $5.3 million, $2.7 million and $1.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

7.	Derivative Financial Instruments

We have six floating-to-fixed interest rate swaps through January 2019 each with respect to an aggregate of $225.0 million LIBOR-based borrowings. These swaps effectively fix the underlying LIBOR rate at a weighted average of 1.678%. The counterparties under the swaps are major financial institutions. The swap agreements contain a provision whereby if we default on any of our indebtedness, if greater than $10.0 million, and which default results in repayment of such indebtedness being, or becoming capable of being, accelerated by the lender, then we could also be declared in default on our swaps. These swaps have been designated and accounted for as cash flow hedges with changes in fair value recorded in other comprehensive income each reporting period. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on our cash flow hedges during the year ended December 31, 2014. We have no collateral requirements related to our interest rate swaps.

Amounts reported in AOCL related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate debt. During 2015, we estimate that $3.1 million will be reclassified to interest expense.

The following table sets forth the gross fair value of our derivatives:

	December 31,
	2014	2013
Derivatives:
Derivatives designated as cash flow hedges in prepaid expenses and other assets:
Interest rate swaps	$—	$301
Derivatives designated as cash flow hedges in accounts payable, accrued expenses and other liabilities:
Interest rate swaps	$2,412	$510

The following table sets forth the effect of our cash flow hedges on AOCL and interest expense:

	Year Ended December 31,
	2014	2013	2012
Derivatives Designated as Cash Flow Hedges:
Amount of unrealized gains/(losses) recognized in AOCL on derivatives (effective portion):
Interest rate swaps	$(5,662)	$5,778	$(10,358)
Amount of losses reclassified out of AOCL into contractual interest expense (effective portion):
Interest rate swaps	$3,777	$3,370	$3,053

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

8.	Financing Arrangements

Our financing obligations consist of the following:

	December 31,
	2014	2013
Harborview financing obligation	$14,557	$16,242
Tax increment financing bond	8,962	10,422
Total	$23,519	$26,664

Harborview

In 2002, we contributed Harborview Plaza, a 205,000 rentable square foot office building to our Harborview joint venture. We retained a 20.0% equity interest in the joint venture. Our joint venture partner has the right to put its 80.0% equity interest in the joint venture to us in exchange for cash at any time prior to September 11, 2015. The value of the 80.0% equity interest will be determined at the time that our partner elects to exercise its put right, if ever, based upon the then fair market value of the joint venture's assets and liabilities. The fair value of the real estate assets will be reduced by 3.0%, which is intended to represent the hypothetical costs of a sale transaction. Because of the put option, this transaction has been accounted for as a financing transaction. Accordingly, the assets, liabilities and operations of Harborview Plaza, which is the sole property owned by Harborview, remain in our Consolidated Financial Statements.

As a result, we initially established a gross financing obligation equal to the $12.7 million equity contributed by our joint venture partner. During 2012, our joint venture partner contributed an additional $1.8 million of equity to the joint venture. During each period, we increase the gross financing obligation for 80.0% of the net income before depreciation of Harborview Plaza, which is recorded as interest expense on financing obligation, and decrease the gross financing obligation for distributions made to our joint venture partner. At the end of each reporting period, the balance of the gross financing obligation is adjusted to equal the greater of the equity contributed by our joint venture partner or the current fair value of the put option, which is recorded as interest expense on financing obligation. The fair value of the put option was $11.5 million and $12.8 million at December 31, 2014 and 2013, respectively. We continue to depreciate Harborview Plaza and record all of the depreciation on our books. At such time as the put option expires or is otherwise terminated, we will record the transaction as a partial sale and recognize gain accordingly.

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

Operating Ground Leases

Certain of our properties are subject to operating ground leases. Rental payments on these leases are adjusted periodically based on either the consumer price index or on a pre-determined schedule. Total rental property expense recorded for operating ground leases was $3.4 million, $2.8 million and $1.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

9.	Commitments and Contingencies - Continued

The following table sets forth our scheduled obligations for future minimum payments on operating ground leases at December 31, 2014:

Years Ending December 31,	Minimum Payments
2015	$3,035
2016	3,068
2017	3,102
2018	3,138
2019	3,175
Thereafter	112,593
$128,111

Lease and Contractual Commitments

We have $219.1 million of lease and contractual commitments at December 31, 2014. Lease and contractual commitments represent commitments under signed leases and contracts for operating properties (excluding tenant-funded tenant improvements) and contracts for development/redevelopment projects, of which $56.8 million was recorded on the Consolidated Balance Sheet at December 31, 2014.

Contingent Consideration

In the fourth quarter of 2014, we acquired an acre of development land in Nashville, TN for a purchase price and related transaction costs of $15.8 million, which includes contingent consideration estimated to be $3.3 million. The contingent consideration is payable in cash to a third party no later than the first quarter of 2020 if and to the extent the stabilized value of any building constructed on the development site exceeds the total development cost.

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

Noncontrolling Interests in Consolidated Affiliates

At December 31, 2014, our noncontrolling interests in consolidated affiliates relates to our joint venture partner's 50.0% interest in office properties in Richmond, VA. Our joint venture partner is an unrelated third party.

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

The following table sets forth the Company's noncontrolling interests in the Operating Partnership:

	Year Ended December 31,
	2014	2013
Beginning noncontrolling interests in the Operating Partnership	$106,480	$124,869
Adjustment of noncontrolling interests in the Operating Partnership to fair value	25,275	11,375
Conversions of Common Units to Common Stock	(162)	(28,788)
Redemptions of Common Units	(93)	—
Net income attributable to noncontrolling interests in the Operating Partnership	3,542	4,691
Distributions to noncontrolling interests in the Operating Partnership	(4,994)	(5,667)
Total noncontrolling interests in the Operating Partnership	$130,048	$106,480

The following table sets forth net income available for common stockholders and transfers from the Company's noncontrolling interests in the Operating Partnership:

	Year Ended December 31,
	2014	2013	2012
Net income available for common stockholders	$108,457	$122,949	$77,087
Increase in additional paid in capital from conversions of Common Units to Common Stock	162	28,788	2,096
Issuances of Common Units	—	—	(2,299)
Change from net income available for common stockholders and transfers from noncontrolling interests	$108,619	$151,737	$76,884

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

Our Level 3 liabilities include the fair value of financing obligations and contingent consideration in connection with the acquisition of certain real estate assets, which constitute a business, and were estimated by the income approach to approximate the price that would be paid in an orderly transaction between market participants, utilizing: (1) contractual cash flows; (2) market-based interest rates; and (3) a number of other assumptions including demand for space, competition for customers, changes in market rental rates, costs of operation and expected ownership periods.

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

		Level 1	Level 2	Level 3
	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
Fair Value at December 31, 2014:
Assets:
Mortgages and notes receivable, at fair value (1)	$13,142	$—	$2,247	$10,895
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	3,635	3,635	—	—
Tax increment financing bond (in prepaid expenses and other assets)	12,447	—	—	12,447
Total Assets	$29,224	$3,635	$2,247	$23,342
Noncontrolling Interests in the Operating Partnership	$130,048	$130,048	$—	$—
Liabilities:
Mortgages and notes payable, at fair value (1)	$2,141,334	$—	$2,141,334	$—
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	2,412	—	2,412	—
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	3,635	3,635	—	—
Financing obligations, at fair value (1)	20,117	—	—	20,117
Total Liabilities	$2,167,498	$3,635	$2,143,746	$20,117

Fair Value at December 31, 2013:
Assets:
Mortgages and notes receivable, at fair value (1)	$26,485	$—	$17,029	$9,456
Interest rate swaps (in prepaid expenses and other assets)	301	—	301	—
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	3,996	3,996	—	—
Tax increment financing bond (in prepaid expenses and other assets)	13,403	—	—	13,403
Total Assets	$44,185	$3,996	$17,330	$22,859
Noncontrolling Interests in the Operating Partnership	$106,480	$106,480	$—	$—
Liabilities:
Mortgages and notes payable, at fair value (1)	$2,037,385	$—	$2,037,385	$—
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	510	—	510	—
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	3,996	3,996	—	—
Financing obligations, at fair value (1)	22,478	—	—	22,478
Total Liabilities	$2,064,369	$3,996	$2,037,895	$22,478
__________
(1)    Amounts recorded at historical cost on our Consolidated Balance Sheets at December 31, 2014 and 2013.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

11.	Disclosure About Fair Value of Financial Instruments – Continued

The following table sets forth the changes in our Level 3 asset and liability, which are recorded at fair value on our Consolidated Balance Sheets:

	December 31,
	2014	2013
Asset:
Tax Increment Financing Bond:
Beginning balance	$13,403	$14,496
Principal repayment	(1,540)	(1,962)
Unrealized gains (in AOCL)	584	869
Ending balance	$12,447	$13,403
Liability:
Contingent Consideration:
Beginning balance	$—	$563
Recognized gains (in general and administrative expenses)	—	(563)
Ending balance	$—	$—

During 2007, we acquired a tax increment financing bond associated with a parking garage developed by us. This bond amortizes to maturity in 2020. The estimated fair value at December 31, 2014 was $0.4 million below the outstanding principal due on the bond. If the discount rate used to fair value this bond was 100 basis points higher or lower, the fair value of the bond would have been $0.4 million lower or $0.4 million higher, respectively, as of December 31, 2014. We intend to hold this bond and have concluded that we will not be required to sell this bond before recovery of the bond principal. Payment of the principal and interest for the bond is guaranteed by us. We have recorded no credit losses related to the bond during the years ended December 31, 2014 and 2013. There is no legal right of offset with the liability, which we report as a financing obligation, related to this tax increment financing bond.

During 2014 and 2013, we recorded impairment charges on certain real estate assets, which were subsequently sold during the year, based upon aggregate fair values at the time of impairment of $4.9 million and $14.9 million, respectively. These impaired real estate assets were deemed to be Level 3 assets and valued based primarily on market-based inputs and our assumptions about the use of the assets, as observable inputs were not available. In the absence of observable inputs, we estimate the fair value of real estate using unobservable data such as estimated discount and capitalization rates. We also utilize local and national industry market data such as comparable sales, sales contracts and appraisals to assist us in our estimation of fair value. Significant increases or decreases in any valuation inputs in isolation would result in a significantly lower or higher fair value measurement.

The following table sets forth quantitative information about the unobservable inputs of our Level 3 assets, which were recorded at fair value on our Consolidated Balance Sheets:

	Valuation Technique	Unobservable Input	Rate/ Percentage
2014 Assets:
Tax increment financing bond	Income approach	Discount rate	8.4%
Impaired real estate assets	Income approach	Capitalization rate	9.5%
		Discount rate	10.0%
2013 Assets:
Tax increment financing bond	Income approach	Discount rate	9.3%
Impaired real estate assets	Income approach	Capitalization rate	8.5% - 10.5%
		Discount rate	9.0% - 15.0%

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

12.	Equity

Common Stock Issuances

During 2014, the Company issued 2,500,031 shares of Common Stock in public offerings and received net proceeds of $104.1 million. During 2013, the Company issued 8,273,690 shares of Common Stock in public offerings and received net proceeds of $295.1 million. At December 31, 2014, the Company had 107.1 million remaining shares of Common Stock authorized to be issued under its charter.

Common Stock Dividends

Dividends of the Company declared and paid per share of Common Stock aggregated $1.70 for each of the years ended December 31, 2014, 2013 and 2012.

The following table sets forth the Company's estimated taxability to the common stockholders of dividends per share for federal income tax purposes:

	Year Ended December 31,
	2014	2013	2012
Ordinary income	$1.31	$1.28	$1.28
Capital gains	0.29	0.26	0.24
Return of capital	0.10	0.16	0.18
Total	$1.70	$1.70	$1.70

The Company's tax returns have not been examined by the Internal Revenue Service (“IRS”) and, therefore, the taxability of dividends is subject to change.

Preferred Stock

The following table sets forth the Company's Preferred Stock:

Preferred Stock Issuances	Issue Date	Number of Shares Outstanding	Carrying Value	Liquidation Preference Per Share	Optional Redemption Date	Annual Dividends Payable Per Share
		(in thousands)
December 31, 2014
8.625% Series A Cumulative Redeemable	2/12/1997	29	$29,060	$1,000	2/12/2027	$86.25
December 31, 2013
8.625% Series A Cumulative Redeemable	2/12/1997	29	$29,077	$1,000	2/12/2027	$86.25

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

12.	Equity - Continued

The following table sets forth the Company's estimated taxability to the preferred stockholders of dividends per share for federal income tax purposes:

	Year Ended December 31,
	2014	2013	2012
8.625% Series A Cumulative Redeemable:
Ordinary income	$70.41	$71.56	$72.46
Capital gains	15.84	14.69	13.79
Total	$86.25	$86.25	$86.25

The Company's tax returns have not been examined by the IRS and, therefore, the taxability of dividends is subject to change.

Warrants

At December 31, 2014 and 2013, we had 15,000 warrants outstanding with an exercise price of $32.50 per share. Upon exercise of a warrant, the Company will contribute the exercise price to the Operating Partnership in exchange for Common Units. Therefore, the Operating Partnership accounts for such warrants as if issued by the Operating Partnership. These warrants have no expiration date.

Dividend Reinvestment Plan

The Company has a Dividend Reinvestment and Stock Purchase Plan (“DRIP”) under which holders of Common Stock may elect to automatically reinvest their dividends in additional shares of Common Stock and make optional cash payments for additional shares of Common Stock. The Company may elect to satisfy DRIP obligations by instructing the DRIP administrator to purchase Common Stock in the open market or issuing additional shares of Common Stock.

Common Unit Distributions

Distributions of the Operating Partnership declared and paid per Common Unit aggregated $1.70 for each of the years ended December 31, 2014, 2013 and 2012.

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

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

12.	Equity - Continued

Preferred Units

The following table sets forth the Operating Partnership's Preferred Units:

Preferred Unit Issuances	Issue Date	Number of Units Outstanding	Carrying Value	Liquidation Preference Per Unit	Optional Redemption Date	Annual Distributions Payable Per Unit
		(in thousands)
December 31, 2014
8.625% Series A Cumulative Redeemable	2/12/1997	29	$29,060	$1,000	2/12/2027	$86.25
December 31, 2013
8.625% Series A Cumulative Redeemable	2/12/1997	29	$29,077	$1,000	2/12/2027	$86.25

13.	Employee Benefit Plans

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

The percentage amount an officer may earn under the annual non-equity incentive plan is the product of the target annual incentive percentage times an “actual performance factor,” which can range from zero to 200%. The actual performance factor depends upon the relationship between actual performance in specific areas at each of our divisions and predetermined goals. For corporate officers, the actual performance factor is based on the goals and criteria applied to the Company’s performance as a whole. For officers who oversee our divisions, the actual performance factor is based on the goals and criteria applied partly to that division’s performance and partly to the Company’s performance overall. Payments under our annual non-equity incentive plan are accrued and expensed in the year earned.

Certain other employees participate in a similar annual non-equity incentive program. Incentive eligibility ranges from 10% to 30% of annual base salary. The actual incentive payment is determined by a mix of the Company's overall performance, the performance of any applicable division and the individual’s performance during each year. These incentive payments are also accrued and expensed in the year earned.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

13.	Employee Benefit Plans - Continued

The Company's officers generally receive annual grants of stock options and restricted stock under the Company's long-term equity incentive plan on or about March 1 of each year. Restricted stock grants are also made annually to directors and certain other employees. Except as set forth in the next sentence, dividends received on restricted stock are non-forfeitable and are paid at the same rate and on the same date as on shares of Common Stock. With respect to shares of time-based restricted stock issued to the Company's chief executive officer in 2013 and total return-based restricted stock issued to the Company's chief executive officer in 2013 and 2014, dividends accumulate and are payable only if and to the extent the shares vest. Dividends paid on subsequently forfeited shares are expensed. Additional total return-based restricted stock may be issued at the end of the three-year periods if actual performance exceeds certain levels of performance. Such additional shares, if any, would be fully vested when issued. No expense is recorded for additional shares of total return-based restricted stock that may be issued at the end of the three-year period since that possibility is reflected in the grant date fair value. The following table sets forth the number of shares of Common Stock reserved for future issuance under the Company's long-term equity incentive plan:

	December 31,
	2014	2013
Outstanding stock options and warrants	592,321	889,382
Possible future issuance under equity incentive plans	1,382,406	1,742,237
	1,974,727	2,631,619

Of the possible future issuance under the Company' long-term equity incentive plan at December 31, 2014, no more than an additional 0.3 million shares can be in the form of restricted stock.

During the years ended December 31, 2014, 2013 and 2012, we recognized $6.9 million, $6.9 million and $7.6 million, respectively, of share-based compensation expense. Because REITs generally do not pay income taxes, we do not realize tax benefits on share-based payments. At December 31, 2014, there was $4.7 million of total unrecognized share-based compensation costs, which will be recognized over a weighted average remaining contractual term of 2.3 years.

- Stock Options

Stock options issued prior to 2005 and in 2014 vest ratably on an annual basis over four years and expire after 10 years. Stock options issued from 2005 through 2013 vest ratably on an annual basis over four years and expire after seven years. The value of all options as of the date of grant is calculated using the Black-Scholes option-pricing model and is amortized over the respective vesting period or the service period, if shorter, for employees who are or will become eligible under the Company's retirement plan. The weighted average fair values of options granted during 2014, 2013 and 2012 were $6.75, $6.50 and $5.47, respectively, per option. The fair values of the options granted were determined at the grant dates using the following assumptions:

	2014	2013	2012
Risk free interest rate (1)	1.8%	1.0%	1.1%
Common stock dividend yield (2)	4.5%	4.7%	5.3%
Expected volatility (3)	30.3%	32.4%	33.4%
Average expected option life (years) (4)	5.75	5.75	5.75
__________

(1)	Represents the interest rate as of the grant date on US treasury bonds having the same life as the estimated life of the option grants.

(2)	The dividend yield is calculated utilizing the dividends paid for the previous one-year period and the per share price of Common Stock on the date of grant.

(3)	Based on the historical volatility of Common Stock over a period relevant to the related stock option grant.

(4)	The average expected option life is based on an analysis of the Company's historical data.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

13.	Employee Benefit Plans - Continued

The following table sets forth stock option activity:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price
Balances at December 31, 2011	1,209,455	$29.08
Options granted	190,886	31.97
Options exercised	(271,032)	26.87
Balances at December 31, 2012	1,129,309	30.10
Options granted	168,700	36.50
Options exercised	(423,627)	28.22
Balances at December 31, 2013	874,382	32.24
Options granted	190,330	37.90
Options canceled	(134,628)	41.93
Options exercised	(352,763)	27.21
Balances at December 31, 2014 (1) (2)	577,321	$34.92
__________

(1)	The outstanding options at December 31, 2014 had a weighted average remaining life of 5.8 years.

(2)
The Company had 128,364 options exercisable at December 31, 2014 with a weighted average exercise price of $31.44, weighted average remaining life of 3.1 years and intrinsic value of $1.6 million. Of these exercisable options, there were no exercise prices higher than the market price of our Common Stock at December 31, 2014.

Cash received or receivable from options exercised was $11.1 million, $12.5 million and $7.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. The total intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $5.0 million, $3.9 million and $1.9 million, respectively. The total intrinsic value of options outstanding at December 31, 2014, 2013 and 2012 was $5.4 million, $4.3 million and $5.0 million, respectively. The Company generally does not permit the net cash settlement of exercised stock options, but does permit net share settlement so long as the shares received are held for at least one year. The Company has a practice of issuing new shares to satisfy stock option exercises.

- Time-Based Restricted Stock

Shares of time-based restricted stock vest ratably on an annual basis over four years. The value of grants of time-based restricted stock is based on the market value of Common Stock as of the date of grant and is amortized to expense over the respective vesting period or the service period, if shorter, for employees who are or will become eligible under the Company's retirement plan.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

13.	Employee Benefit Plans - Continued

The following table sets forth time-based restricted stock activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted shares outstanding at December 31, 2011	224,661	$28.02
Awarded and issued (1)	90,983	32.27
Vested (2)	(92,239)	27.14
Forfeited	(903)	30.12
Restricted shares outstanding at December 31, 2012	222,502	30.31
Awarded and issued (1)	86,144	36.64
Vested (2)	(94,037)	27.80
Forfeited	(1,813)	36.01
Restricted shares outstanding at December 31, 2013	212,796	33.96
Awarded and issued (1)	94,932	37.76
Vested (2)	(85,660)	32.87
Restricted shares outstanding at December 31, 2014	222,068	$35.97
__________

(1)
The weighted average fair value at grant date of time-based restricted stock issued during the years ended December 31, 2014, 2013 and 2012 was $3.6 million, $3.2 million and $2.9 million, respectively.

(2)
The vesting date fair value of time-based restricted stock that vested during the years ended December 31, 2014, 2013 and 2012 was $3.2 million, $3.4 million and $2.9 million, respectively. Vested shares include those shares surrendered by employees to satisfy tax withholding obligations in connection with such vesting.

- Total Return-Based Restricted Stock

Shares of total return-based restricted stock vest to the extent the Company's absolute total returns for certain pre-determined three-year periods exceed predetermined goals. The amount subject to vesting ranges from zero to 150% with respect to total return-based restricted stock issued in 2013 and 2014 and from zero to 250% with respect to total return-based restricted stock issued in 2012. Notwithstanding the Company’s absolute total returns, if the Company’s total return exceeds 100% of the peer group total return index, at least 50% of total return-based restricted stock issued in 2012 and 2013 will vest at the end of the applicable period and at least 75% of total return-based restricted stock issued in 2014 will vest at the end of the applicable period. The weighted average grant date fair value of such shares of total return-based restricted stock was determined to be $35.58, $31.73 and $38.71, respectively, and is amortized over the respective three-year period or the service period, if shorter, for employees who are or will become eligible under the Company's retirement plan. The fair values of the total return-based restricted stock granted were determined at the grant dates using a Monte Carlo simulation model and the following assumptions:

	2014	2013	2012
Risk free interest rate (1)	0.7%	0.4%	0.4%
Common stock dividend yield (2)	4.7%	4.9%	5.4%
Expected volatility (3)	43.4%	43.4%	43.7%
__________

(1)	Represents the interest rate as of the grant date on US treasury bonds having the same life as the estimated life of the total return-based restricted stock grants.

(2)
The dividend yield is calculated utilizing the dividends paid for the previous one-year period and the average per share price of Common Stock during the three-month period preceding the date of grant.

(3)	Based on the historical volatility of Common Stock over a period relevant to the related total return-based restricted stock grant.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

13.	Employee Benefit Plans - Continued

The following table sets forth total return-based restricted stock activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted shares outstanding at December 31, 2011	122,829	$34.86
Awarded and issued (1)	67,902	38.71
Vested (2)	(32,722)	29.47
Forfeited	(32,721)	29.47
Restricted shares outstanding at December 31, 2012	125,288	32.87
Awarded and issued (1)	65,486	31.73
Vested (2)	(41,863)	24.75
Forfeited	(15,523)	24.75
Restricted shares outstanding at December 31, 2013	133,388	35.29
Awarded and issued (1)	74,569	35.58
Restricted shares outstanding at December 31, 2014	207,957	$35.70
__________

(1)	The fair value at grant date of total return-based restricted stock issued during the years ended December 31, 2014, 2013 and 2012 was $2.7 million, $2.1 million and $2.6 million, respectively.

(2)
The vesting date fair value of total return-based restricted stock that vested during the years ended December 31, 2013 and 2012 was $1.5 million and $1.1 million, respectively. Vested shares include those shares surrendered by employees to satisfy tax withholding obligations in connection with such vesting. There were no vested shares of total return-based restricted stock during the year ended December 31, 2014.

401(k) Retirement Savings Plan

We have a 401(k) Retirement Savings Plan covering substantially all employees who meet certain age and employment criteria. We contribute amounts for each participant at a rate of 75% of the employee’s contribution (up to 6% of each employee’s bi-weekly salary and cash incentives, subject to statutory limits). During the years ended December 31, 2014, 2013 and 2012, we contributed $1.2 million, $1.1 million and $1.0 million, respectively, to the 401(k) savings plan. The assets of this qualified plan are not included in our Consolidated Financial Statements since the assets are not owned by us.

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

Deferred Compensation

Prior to 2010, officers could elect to defer all or a portion of their base salary and/or amounts earned under our annual non-equity incentive plan, which was then invested in unrelated mutual funds under our non-qualified deferred compensation plan. These investments are recorded at fair value, which aggregated $3.6 million and $4.0 million at December 31, 2014 and 2013, respectively, and are included in prepaid expenses and other assets, with an offsetting deferred compensation liability recorded in accounts payable, accrued expenses and other liabilities. Deferred amounts ultimately payable to the participants are based on the value of the related mutual fund investments. Accordingly, changes in the value of the unrelated mutual funds are recorded in interest and other income and the corresponding offsetting changes in the deferred compensation liability are recorded in general and administration expense. As a result, there is no effect on our net income.

The following table sets forth our deferred compensation liability:

	Year Ended December 31,
	2014	2013	2012
Beginning deferred compensation liability	$3,996	$3,354	$3,149
Mark-to-market adjustment to deferred compensation (in general and administrative expenses)	235	803	475
Distributions from deferred compensation plans	(596)	(161)	(270)
Total deferred compensation liability	$3,635	$3,996	$3,354

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan pursuant to which employees may contribute up to 25% of their cash compensation for the purchase of Common Stock. At the end of each quarterly offering period, each participant's account balance, which includes accumulated dividends, is applied to acquire shares of Common Stock at a cost that is calculated at 85% of the average closing price on the New York Stock Exchange on the five consecutive days preceding the last day of the quarter. In the years ended December 31, 2014, 2013 and 2012, the Company issued 28,682, 27,250 and 34,126 shares, respectively, of Common Stock under this Plan. The 15% discount on newly issued shares, which is taxable income to the participants and is recorded by us as additional compensation expense, aggregated $0.2 million in each of the years ended December 31, 2014, 2013 and 2012. As a general rule, shares purchased under the Plan must be held for at least one year.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

14.	Accumulated Other Comprehensive Loss

The following table sets forth the components of AOCL:

	December 31,
	2014	2013
Tax increment financing bond:
Beginning balance	$(1,029)	$(1,898)
Unrealized gains on tax increment financing bond	584	869
Ending balance	(445)	(1,029)
Cash flow hedges:
Beginning balance	(1,582)	(10,730)
Unrealized gains/(losses) on cash flow hedges	(5,662)	5,778
Amortization of cash flow hedges (1)	3,777	3,370
Ending balance	(3,467)	(1,582)
Total accumulated other comprehensive loss	$(3,912)	$(2,611)
__________

(1)	Amounts reclassified out of AOCL into contractual interest expense.

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

	Year Ended December 31,
	2014	2013	2012
Contractual rents, net	$512,766	$474,163	$413,650
Straight-line rental income, net	21,281	17,226	16,104
Amortization of lease incentives	(1,465)	(1,409)	(1,389)
Cost recovery income, net	51,273	43,586	38,547
Lease termination fees	2,203	2,030	1,848
Fee income	3,560	5,557	4,965
Other miscellaneous operating revenues	18,850	15,657	11,321
	$608,468	$556,810	$485,046

The following table sets forth our scheduled future minimum base rents to be received from customers for leases in effect at December 31, 2014 for the properties that we wholly own:

2015	$540,981
2016	521,790
2017	472,532
2018	422,418
2019	364,170
Thereafter	1,304,381
$3,626,272

The following table sets forth our rental property and other expenses from continuing operations:

	Year Ended December 31,
	2014	2013	2012
Utilities, insurance and real estate taxes	$120,380	$108,095	$94,710
Maintenance, cleaning and general building	82,983	75,969	65,430
Property management and administrative expenses	13,110	12,429	11,718
Other miscellaneous operating expenses	9,031	6,851	4,886
	$225,504	$203,344	$176,744

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

16.	Real Estate and Other Assets Held For Sale and Discontinued Operations

The following table sets forth the major classes of assets of our real estate and other assets, net, held for sale:

	December 31,
	2014	2013
Assets:
Land held for development	$995	$—
Net real estate assets	995	—
Prepaid expenses and other assets	43	—
Real estate and other assets, net, held for sale	$1,038	$—

The following table sets forth our operations that were classified as discontinued operations prior to the adoption of the accounting standard update discussed in Note 1:

	Year Ended December 31,
	2014	2013	2012
Rental and other revenues	$—	$20,812	$41,176
Operating expenses:
Rental property and other expenses	—	8,283	14,456
Depreciation and amortization	—	5,753	11,970
Total operating expenses	—	14,036	26,426
Interest expense	—	—	283
Income from discontinued operations	—	6,776	14,467
Impairments of real estate assets	—	(2,194)	—
Net gains on disposition of discontinued operations	384	63,792	29,455
Total discontinued operations	$384	$68,374	$43,922

As of December 31, 2014, real estate and other assets, net, held for sale consisted of a land parcel in Richmond, VA and two land parcels in Raleigh, NC, none of which were classified as discontinued operations during the year ended December 31, 2014. As of December 31, 2013, there were no real estate and other assets, net, held for sale.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

17.	Earnings Per Share and Per Unit

The following table sets forth the computation of basic and diluted earnings per share of the Company:

	Year Ended December 31,
	2014	2013	2012
Earnings per Common Share - basic:
Numerator:
Income from continuing operations	$115,588	$62,723	$40,313
Net (income) attributable to noncontrolling interests in the Operating Partnership from continuing operations	(3,530)	(2,185)	(1,767)
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(1,466)	(949)	(786)
Dividends on Preferred Stock	(2,507)	(2,508)	(2,508)
Income from continuing operations available for common stockholders	108,085	57,081	35,252
Income from discontinued operations	384	68,374	43,922
Net (income) attributable to noncontrolling interests in the Operating Partnership from discontinued operations	(12)	(2,506)	(2,087)
Income from discontinued operations available for common stockholders	372	65,868	41,835
Net income available for common stockholders	$108,457	$122,949	$77,087
Denominator:
Denominator for basic earnings per Common Share – weighted average shares	90,743	85,335	75,811
Earnings per Common Share - basic:
Income from continuing operations available for common stockholders	$1.20	$0.67	$0.47
Income from discontinued operations available for common stockholders	—	0.77	0.55
Net income available for common stockholders	$1.20	$1.44	$1.02
Earnings per Common Share - diluted:
Numerator:
Income from continuing operations	$115,588	$62,723	$40,313
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(1,466)	(949)	(786)
Dividends on Preferred Stock	(2,507)	(2,508)	(2,508)
Income from continuing operations available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	111,615	59,266	37,019
Income from discontinued operations available for common stockholders	384	68,374	43,922
Net income available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	$111,999	$127,640	$80,941
Denominator:
Denominator for basic earnings per Common Share – weighted average shares	90,743	85,335	75,811
Add:
Stock options using the treasury method	119	114	122
Noncontrolling interests Common Units	2,938	3,387	3,745
Denominator for diluted earnings per Common Share – adjusted weighted average shares and assumed conversions (1) (2)	93,800	88,836	79,678
Earnings per Common Share - diluted:
Income from continuing operations available for common stockholders	$1.19	$0.67	$0.47
Income from discontinued operations available for common stockholders	—	0.77	0.55
Net income available for common stockholders	$1.19	$1.44	$1.02
__________

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

17.	Earnings Per Share and Per Unit - Continued

(1)
There were 0.3 million and 0.5 million options outstanding during the years ended December 31, 2013 and 2012, respectively, that were not included in the computation of diluted earnings per share because the impact of including such options would be anti-dilutive. There were no such options outstanding during the year ended December 31, 2014.

(2)	Includes all unvested restricted stock where dividends on such restricted stock are non-forfeitable.

The following table sets forth the computation of basic and diluted earnings per unit of the Operating Partnership:

	Year Ended December 31,
	2014	2013	2012
Earnings per Common Unit - basic:
Numerator:
Income from continuing operations	$115,588	$62,672	$40,373
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(1,466)	(949)	(786)
Distributions on Preferred Units	(2,507)	(2,508)	(2,508)
Income from continuing operations available for common unitholders	111,615	59,215	37,079
Income from discontinued operations available for common unitholders	384	68,374	43,922
Net income available for common unitholders	$111,999	$127,589	$81,001
Denominator:
Denominator for basic earnings per Common Unit – weighted average units	93,272	88,313	79,147
Earnings per Common Unit - basic:
Income from continuing operations available for common unitholders	$1.20	$0.67	$0.47
Income from discontinued operations available for common unitholders	—	0.77	0.55
Net income available for common unitholders	$1.20	$1.44	$1.02
Earnings per Common Unit - diluted:
Numerator:
Income from continuing operations	$115,588	$62,672	$40,373
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(1,466)	(949)	(786)
Distributions on Preferred Units	(2,507)	(2,508)	(2,508)
Income from continuing operations available for common unitholders	111,615	59,215	37,079
Income from discontinued operations available for common unitholders	384	68,374	43,922
Net income available for common unitholders	$111,999	$127,589	$81,001
Denominator:
Denominator for basic earnings per Common Unit – weighted average units	93,272	88,313	79,147
Add:
Stock options using the treasury method	119	114	122
Denominator for diluted earnings per Common Unit – adjusted weighted average units and assumed conversions (1) (2)	93,391	88,427	79,269
Earnings per Common Unit - diluted:
Income from continuing operations available for common unitholders	$1.20	$0.67	$0.47
Income from discontinued operations available for common unitholders	—	0.77	0.55
Net income available for common unitholders	$1.20	$1.44	$1.02
__________

(1)
There were 0.3 million and 0.5 million options outstanding during the years ended December 31, 2013 and 2012, respectively, that were not included in the computation of diluted earnings per unit because the impact of including such options would be anti-dilutive. There were no such options outstanding during the year ended December 31, 2014.

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

The minimum dividend per share of Common Stock required for the Company to maintain its REIT status was $1.13, $1.08 and $1.07 per share in 2014, 2013 and 2012, respectively. Continued qualification as a REIT depends on the Company's ability to satisfy the dividend distribution tests, stock ownership requirements and various other qualification tests prescribed in the Code. The tax basis of the Company's assets (net of accumulated tax depreciation and amortization) and liabilities was approximately $3.6 billion and $2.2 billion, respectively, at December 31, 2014 and $3.4 billion and $2.1 billion, respectively, at December 31, 2013. The tax basis of the Operating Partnership's assets (net of accumulated tax depreciation and amortization) and liabilities was approximately $3.6 billion and $2.2 billion, respectively, at December 31, 2014 and $3.4 billion and $2.1 billion, respectively, at December 31, 2013.

During the years ended December 31, 2014, 2013 and 2012, the Company qualified as a REIT, distributed the necessary amount of taxable income and, therefore, incurred no federal income tax expense; accordingly, the only federal income taxes included in the accompanying Consolidated Financial Statements relate to activities of the Company's taxable REIT subsidiary.

At December 31, 2014 and 2013, the taxable REIT subsidiary had net deferred tax assets of $0.1 million and net deferred tax liabilities of $1.8 million, respectively, comprised primarily of tax versus book basis differences in certain investments held by the taxable REIT subsidiary. In 2014, the taxable REIT subsidiary recognized $1.9 million of deferred income tax revenue and incurred $1.6 million of income tax expense. In 2013, the taxable REIT subsidiary incurred $2.1 million of income tax expense, including $1.7 million netted against the gain included in equity in earnings of unconsolidated affiliates. Income taxes are not material to our operating results or financial position.

The Company is subject to federal, state and local income tax examinations by tax authorities for 2011 through 2014.

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

Our accounting policies of the segments are the same as those used in our Consolidated Financial Statements. All operations are within the United States.

The following tables summarize the rental and other revenues and net operating income, the primary industry property-level performance metric used by our chief operating decision maker which is defined as rental and other revenues less rental property and other expenses, for each of our reportable segments:

	Year Ended December 31,
	2014	2013	2012
Rental and Other Revenues:
Office:
Atlanta, GA	$96,075	$80,330	$60,474
Greensboro, NC	25,018	26,047	19,489
Greenville, SC	2,140	3,399	3,269
Kansas City, MO	16,558	16,303	14,995
Memphis, TN	41,016	38,369	36,812
Nashville, TN	80,722	62,054	56,512
Orlando, FL	36,574	21,798	9,052
Pittsburgh, PA	56,692	56,125	38,776
Raleigh, NC	87,428	85,417	81,581
Richmond, VA	45,559	47,576	47,284
Tampa, FL	69,693	68,519	66,287
Total Office Segment	557,475	505,937	434,531
Industrial:
Atlanta, GA	657	827	812
Greensboro, NC	11,555	12,170	12,512
Total Industrial Segment	12,212	12,997	13,324
Retail:
Kansas City, MO	38,781	37,876	37,191
Total Retail Segment	38,781	37,876	37,191
Total Rental and Other Revenues	$608,468	$556,810	$485,046

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

19.	Segment Information - Continued

	Year Ended December 31,
	2014	2013	2012
Net Operating Income:
Office:
Atlanta, GA	$58,180	$49,650	$38,186
Greensboro, NC	15,784	16,788	12,282
Greenville, SC	1,150	1,893	1,701
Kansas City, MO	10,769	10,694	9,509
Memphis, TN	24,376	22,133	21,831
Nashville, TN	55,354	42,598	38,801
Orlando, FL	21,286	12,048	4,334
Pittsburgh, PA	31,505	31,134	19,530
Raleigh, NC	61,317	60,075	56,584
Richmond, VA	30,021	32,454	32,382
Tampa, FL	40,875	41,573	41,306
Total Office Segment	350,617	321,040	276,446
Industrial:
Atlanta, GA	364	492	468
Greensboro, NC	8,350	8,937	9,142
Total Industrial Segment	8,714	9,429	9,610
Retail:
Kansas City, MO	23,724	23,074	22,510
Total Retail Segment	23,724	23,074	22,510
Residential:
Raleigh, NC	—	—	(178)
Total Residential Segment	—	—	(178)
Corporate and other	(91)	(77)	(86)
Total Net Operating Income	382,964	353,466	308,302
Reconciliation to income from continuing operations before disposition of investment properties and activity in unconsolidated affiliates:
Depreciation and amortization	(196,023)	(176,957)	(146,357)
Impairments of real estate assets	(588)	—	—
General and administrative expenses	(36,223)	(37,193)	(37,377)
Interest expense	(85,852)	(92,703)	(96,114)
Other income	5,131	6,398	6,380
Income from continuing operations before disposition of investment properties and activity in unconsolidated affiliates	$69,409	$53,011	$34,834

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

19.	Segment Information - Continued

	December 31,
	2014	2013
Total Assets:
Office:
Atlanta, GA	$700,085	$699,263
Greensboro, NC	139,479	164,885
Greenville, SC	—	15,890
Kansas City, MO	82,304	83,124
Memphis, TN	280,186	249,479
Nashville, TN	527,317	490,887
Orlando, FL	291,611	226,314
Pittsburgh, PA	334,539	335,798
Raleigh, NC	669,450	494,208
Richmond, VA	215,987	241,739
Tampa, FL	420,828	424,287
Total Office Segment	3,661,786	3,425,874
Industrial:
Atlanta, GA	12,063	25,936
Greensboro, NC	67,471	74,836
Total Industrial Segment	79,534	100,772
Retail:
Kansas City, MO	159,390	161,779
Total Retail Segment	159,390	161,779
Corporate and other	104,199	118,676
Total Assets	$4,004,909	$3,807,101

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

20.	Quarterly Financial Data (Unaudited)

The following tables set forth quarterly financial information of the Company:

	Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Rental and other revenues	$148,453	$152,722	$152,629	$154,664	$608,468

Income from continuing operations	13,192	24,512	54,299	23,585	115,588
Income from discontinued operations	384	—	—	—	384
Net income	13,576	24,512	54,299	23,585	115,972
Net (income) attributable to noncontrolling interests in the Operating Partnership	(398)	(742)	(1,673)	(729)	(3,542)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(423)	(438)	(291)	(314)	(1,466)
Dividends on Preferred Stock	(627)	(627)	(627)	(626)	(2,507)
Net income available for common stockholders	$12,128	$22,705	$51,708	$21,916	$108,457
Earnings per Common Share – basic:
Income from continuing operations available for common stockholders	$0.13	$0.25	$0.57	$0.24	$1.20
Net income available for common stockholders	$0.13	$0.25	$0.57	$0.24	$1.20
Earnings per Common Share – diluted:
Income from continuing operations available for common stockholders	$0.13	$0.25	$0.57	$0.24	$1.19
Net income available for common stockholders	$0.13	$0.25	$0.57	$0.24	$1.19

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

20.	Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Rental and other revenues	$130,377	$132,618	$144,827	$148,988	$556,810

Income from continuing operations	11,300	15,487	16,608	19,328	62,723
Income from discontinued operations	2,460	14,092	39,460	12,362	68,374
Net income	13,760	29,579	56,068	31,690	131,097
Net (income) attributable to noncontrolling interests in the Operating Partnership	(581)	(1,243)	(1,889)	(978)	(4,691)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(203)	(187)	(203)	(356)	(949)
Dividends on Preferred Stock	(627)	(627)	(627)	(627)	(2,508)
Net income available for common stockholders	$12,349	$27,522	$53,349	$29,729	$122,949
Earnings per Common Share – basic:
Income from continuing operations available for common stockholders	$0.12	$0.17	$0.17	$0.20	$0.67
Income from discontinued operations available for common stockholders	0.03	0.16	0.44	0.13	0.77
Net income available for common stockholders	$0.15	$0.33	$0.61	$0.33	$1.44
Earnings per Common Share – diluted:
Income from continuing operations available for common stockholders	$0.12	$0.17	$0.17	$0.20	$0.67
Income from discontinued operations available for common stockholders	0.03	0.16	0.44	0.13	0.77
Net income available for common stockholders	$0.15	$0.33	$0.61	$0.33	$1.44

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

20.	Quarterly Financial Data (Unaudited)

The following tables set forth quarterly financial information of the Operating Partnership:

	Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Rental and other revenues	$148,453	$152,722	$152,629	$154,664	$608,468

Income from continuing operations	13,192	24,512	54,299	23,585	115,588
Income from discontinued operations	384	—	—	—	384
Net income	13,576	24,512	54,299	23,585	115,972
Net (income) attributable to noncontrolling interests in consolidated affiliates	(423)	(438)	(291)	(314)	(1,466)
Distributions on Preferred Units	(627)	(627)	(627)	(626)	(2,507)
Net income available for common unitholders	$12,526	$23,447	$53,381	$22,645	$111,999
Earnings per Common Unit – basic:
Income from continuing operations available for common unitholders	$0.13	$0.25	$0.57	$0.24	$1.20
Income from discontinued operations available for common unitholders	0.01	—	—	—	—
Net income available for common unitholders	$0.14	$0.25	$0.57	$0.24	$1.20
Earnings per Common Unit – diluted:
Income from continuing operations available for common unitholders	$0.13	$0.25	$0.57	$0.24	$1.20
Income from discontinued operations available for common unitholders	0.01	—	—	—	—
Net income available for common unitholders	$0.14	$0.25	$0.57	$0.24	$1.20

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

20.	Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Rental and other revenues	$130,377	$132,618	$144,827	$148,988	$556,810

Income from continuing operations	11,247	15,490	16,607	19,328	62,672
Income from discontinued operations	2,460	14,092	39,460	12,362	68,374
Net income	13,707	29,582	56,067	31,690	131,046
Net (income) attributable to noncontrolling interests in consolidated affiliates	(203)	(187)	(203)	(356)	(949)
Distributions on Preferred Units	(627)	(627)	(627)	(627)	(2,508)
Net income available for common unitholders	$12,877	$28,768	$55,237	$30,707	$127,589
Earnings per Common Unit – basic:
Income from continuing operations available for common unitholders	$0.12	$0.17	$0.17	$0.20	$0.67
Income from discontinued operations available for common unitholders	0.03	0.16	0.44	0.13	0.77
Net income available for common unitholders	$0.15	$0.33	$0.61	$0.33	$1.44
Earnings per Common Unit – diluted:
Income from continuing operations available for common unitholders	$0.12	$0.17	$0.17	$0.20	$0.67
Income from discontinued operations available for common unitholders	0.03	0.16	0.44	0.13	0.77
Net income available for common unitholders	$0.15	$0.33	$0.61	$0.33	$1.44

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE II
(in thousands)

The following table sets forth the activity of allowance for doubtful accounts:

	Balance at December 31, 2013	Additions	Deductions	Balance at December 31, 2014
Allowance for Doubtful Accounts - Straight-Line Rent	$1,063	$1,277	$(1,740)	$600
Allowance for Doubtful Accounts - Accounts Receivable	1,648	1,342	(1,676)	1,314
Allowance for Doubtful Accounts - Notes Receivable	302	—	(27)	275
Totals	$3,013	$2,619	$(3,443)	$2,189

	Balance at December 31, 2012	Additions	Deductions	Balance at December 31, 2013
Allowance for Doubtful Accounts - Straight-Line Rent	$813	$545	$(295)	$1,063
Allowance for Doubtful Accounts - Accounts Receivable	2,848	851	(2,051)	1,648
Allowance for Doubtful Accounts - Notes Receivable	182	120	—	302
Totals	$3,843	$1,516	$(2,346)	$3,013

	Balance at December 31, 2011	Additions	Deductions	Balance at December 31, 2012
Allowance for Doubtful Accounts - Straight-Line Rent	$1,294	$1,382	$(1,863)	$813
Allowance for Doubtful Accounts - Accounts Receivable	3,548	767	(1,467)	2,848
Allowance for Doubtful Accounts - Notes Receivable	61	186	(65)	182
Totals	$4,903	$2,335	$(3,395)	$3,843

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTE TO SCHEDULE III
(in thousands)

The following table sets forth the activity of real estate assets and accumulated depreciation:

	December 31,
	2014	2013	2012
Real estate assets:
Beginning balance	$4,252,845	$3,547,696	$3,221,991
Additions:
Acquisitions, development and improvements	282,105	735,183	366,556
Cost of real estate sold and retired	(225,414)	(30,034)	(40,851)
Ending balance (a)	$4,309,536	$4,252,845	$3,547,696
Accumulated depreciation:
Beginning balance	$985,244	$876,446	$799,094
Depreciation expense	154,448	138,163	118,223
Real estate sold and retired	(106,586)	(29,365)	(40,871)
Ending balance (b)	$1,033,106	$985,244	$876,446

(a)	Reconciliation of total real estate assets to balance sheet caption:

	2014	2013	2012
Total per Schedule III	$4,309,536	$4,252,845	$3,547,696
Development in progress exclusive of land included in Schedule III	205,971	44,621	21,198
Real estate assets, net, held for sale	(995)	—	—
Total real estate assets	$4,514,512	$4,297,466	$3,568,894

(b)	Reconciliation of total accumulated depreciation to balance sheet caption:

	2014	2013	2012
Total per Schedule III	$1,033,106	$985,244	$876,446
Real estate assets, net, held for sale	—	—	—
Total accumulated depreciation	$1,033,106	$985,244	$876,446

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

December 31, 2014

				Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Segment Type	City	2014 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
Atlanta, GA
1700 Century Circle	Office	Atlanta		$—	$2,482	$2	$314	$2	$2,796	$2,798	$780	1983	5-40 yrs.
1800 Century Boulevard	Office	Atlanta		1,444	29,081	—	13,712	1,444	42,793	44,237	21,294	1975	5-40 yrs.
1825 Century Parkway	Office	Atlanta		864	—	303	14,403	1,167	14,403	15,570	4,596	2002	5-40 yrs.
1875 Century Boulevard	Office	Atlanta		—	8,924	—	1,275	—	10,199	10,199	4,542	1976	5-40 yrs.
1900 Century Boulevard	Office	Atlanta		—	4,744	—	714	—	5,458	5,458	2,615	1971	5-40 yrs.
2200 Century Parkway	Office	Atlanta		—	14,432	—	4,231	—	18,663	18,663	8,381	1971	5-40 yrs.
2400 Century Parkway	Office	Atlanta		—	—	406	12,694	406	12,694	13,100	5,177	1998	5-40 yrs.
2500 Century Parkway	Office	Atlanta		—	—	328	14,342	328	14,342	14,670	5,015	2005	5-40 yrs.
2500/2635 Parking Garage	Office	Atlanta		—	—	—	6,317	—	6,317	6,317	1,431	2005	5-40 yrs.
2600 Century Parkway	Office	Atlanta		—	10,679	—	4,227	—	14,906	14,906	7,529	1973	5-40 yrs.
2635 Century Parkway	Office	Atlanta		—	21,643	—	3,430	—	25,073	25,073	10,887	1980	5-40 yrs.
2800 Century Parkway	Office	Atlanta		—	20,449	—	12,768	—	33,217	33,217	11,559	1983	5-40 yrs.
50 Glenlake	Office	Atlanta		2,500	20,006	—	3,390	2,500	23,396	25,896	9,654	1997	5-40 yrs.
Bluegrass Valley - Land	Industrial	Atlanta		19,711	—	(17,295)	—	2,416	—	2,416	—	N/A	N/A
Century Plaza I	Office	Atlanta		1,290	8,567	—	3,341	1,290	11,908	13,198	4,654	1981	5-40 yrs.
Century Plaza II	Office	Atlanta		1,380	7,733	—	2,924	1,380	10,657	12,037	4,010	1984	5-40 yrs.
Federal Aviation Administration	Office	Atlanta		1,196	—	1,416	15,171	2,612	15,171	17,783	3,421	2009	5-40 yrs.
Henry County - Land	Industrial	Atlanta		3,010	—	13	—	3,023	—	3,023	—	N/A	N/A
Highwoods Ctr I at Tradeport	Office	Atlanta		307	—	139	2,151	446	2,151	2,597	799	1999	5-40 yrs.
Highwoods Ctr III at Tradeport	Office	Atlanta		409	—	130	3,775	539	3,775	4,314	945	2001	5-40 yrs.
Highwoods River Point IV	Industrial	Atlanta		1,037	—	(1,037)	—	—	—	—	—	2009	5-40 yrs.
5405 Windward Parkway	Office	Atlanta		3,342	32,111	—	15,284	3,342	47,395	50,737	13,733	1998	5-40 yrs.
Riverpoint - Land	Industrial	Atlanta		7,250	—	3,913	2,549	11,163	2,549	13,712	327	N/A	5-40 yrs.
Riverwood 100	Office	Atlanta		5,785	64,913	(29)	8,743	5,756	73,656	79,412	8,117	1989	5-40 yrs.
South Park Residential - Land	Other	Atlanta		50	—	7	—	57	—	57	—	N/A	N/A
South Park Site - Land	Industrial	Atlanta		1,204	—	754	—	1,958	—	1,958	—	N/A	N/A

HIGHWOODS PROPERTIES, INC. HIGHWOODS REALTY LIMITED PARTNERSHIP SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

				Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Segment Type	City	2014 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
Tradeport - Land	Industrial	Atlanta		5,243	—	(4,124)	—	1,119	—	1,119	—	N/A	N/A
Two Point Royal	Office	Atlanta		1,793	14,964	—	2,600	1,793	17,564	19,357	7,550	1997	5-40 yrs.
Two Alliance Center	Office	Atlanta		9,579	125,549	—	3,157	9,579	128,706	138,285	11,540	2009	5-40 yrs.
One Alliance Center	Office	Atlanta		14,775	123,071	—	7,208	14,775	130,279	145,054	6,888	2001	5-40 yrs.
10 Glenlake North	Office	Atlanta		5,349	26,334	—	624	5,349	26,958	32,307	2,080	2000	5-40 yrs.
10 Glenlake South	Office	Atlanta		5,103	22,811	—	1,512	5,103	24,323	29,426	1,780	1999	5-40 yrs.
Kansas City, MO
Country Club Plaza	Retail	Kansas City		14,286	146,879	(473)	126,141	13,813	273,020	286,833	114,326	1920-2002	5-40 yrs.
Land - Hotel Land - Valencia	Office	Kansas City		978	—	111	—	1,089	—	1,089	—	N/A	N/A
Park Plaza Building	Office	Kansas City		1,384	6,410	—	2,835	1,384	9,245	10,629	3,480	1983	5-40 yrs.
Two Emanuel Cleaver Boulevard	Office	Kansas City		984	4,402	—	2,179	984	6,581	7,565	2,639	1983	5-40 yrs.
Valencia Place Office	Office	Kansas City		1,576	—	970	38,738	2,546	38,738	41,284	16,277	1999	5-40 yrs.
Memphis, TN
3400 Players Club Parkway	Office	Memphis		1,005	—	207	5,882	1,212	5,882	7,094	2,239	1997	5-40 yrs.
Triad Centre I	Office	Memphis		2,340	11,385	(849)	4,496	1,491	15,881	17,372	5,726	1985	5-40 yrs.
Triad Centre II	Office	Memphis		1,980	8,677	(404)	4,481	1,576	13,158	14,734	4,732	1987	5-40 yrs.
Atrium I & II	Office	Memphis		1,570	6,253	—	3,012	1,570	9,265	10,835	4,188	1984	5-40 yrs.
Centrum	Office	Memphis		1,013	5,580	—	2,812	1,013	8,392	9,405	3,957	1979	5-40 yrs.
Comcast	Office	Memphis		946	—	—	8,620	946	8,620	9,566	2,625	2008	5-40 yrs.
International Place Phase II	Office	Memphis		4,884	27,782	—	5,325	4,884	33,107	37,991	14,887	1988	5-40 yrs.
PennMarc Centre	Office	Memphis	6,258	3,607	10,240	—	2,861	3,607	13,101	16,708	2,630	2008	5-40 yrs.
Shadow Creek I	Office	Memphis		924	—	466	6,727	1,390	6,727	8,117	2,376	2000	5-40 yrs.
Shadow Creek II	Office	Memphis		734	—	467	7,334	1,201	7,334	8,535	2,662	2001	5-40 yrs.
Southwind Office Center A	Office	Memphis		1,004	5,694	282	1,200	1,286	6,894	8,180	3,244	1991	5-40 yrs.
Southwind Office Center B	Office	Memphis		1,366	7,754	—	1,262	1,366	9,016	10,382	4,034	1990	5-40 yrs.
Southwind Office Center C	Office	Memphis		1,070	—	221	5,330	1,291	5,330	6,621	2,181	1998	5-40 yrs.
Southwind Office Center D	Office	Memphis		744	—	193	5,536	937	5,536	6,473	2,110	1999	5-40 yrs.
Colonnade	Office	Memphis		1,300	6,481	267	1,877	1,567	8,358	9,925	2,939	1998	5-40 yrs.

HIGHWOODS PROPERTIES, INC. HIGHWOODS REALTY LIMITED PARTNERSHIP SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

				Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Segment Type	City	2014 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
ThyssenKrupp Elevator Mfg Headquarters	Office	Memphis		1,040	—	25	8,342	1,065	8,342	9,407	2,931	2007	5-40 yrs.
Crescent Center	Office	Memphis	(1)	7,875	32,756	(547)	7,551	7,328	40,307	47,635	5,631	1986	5-40 yrs.
Southwind - Land	Office	Memphis		3,662	—	(1,477)	—	2,185	—	2,185	—	N/A	N/A
Triad Centre III	Office	Memphis		1,253	—	—	36,803	1,253	36,803	38,056	5,732	2009	5-40 yrs.
Capital Grille	Office	Memphis	(1)	—	—	311	3,302	311	3,302	3,613	246	2014	5-40 yrs.
Seasons 52	Office	Memphis	(1)	—	—	320	3,741	320	3,741	4,061	282	2014	5-40 yrs.
Nashville, TN
3322 West End	Office	Nashville		3,025	27,490	—	3,837	3,025	31,327	34,352	12,116	1986	5-40 yrs.
3401 West End	Office	Nashville		5,862	22,917	—	5,958	5,862	28,875	34,737	14,930	1982	5-40 yrs.
5310 Maryland Way	Office	Nashville		1,863	7,201	—	3,811	1,863	11,012	12,875	3,525	1994	5-40 yrs.
Cool Springs 1 & 2 Deck	Office	Nashville	(2)	—	—	—	3,957	—	3,957	3,957	709	2007	5-40 yrs.
Cool Springs 3 & 4 Deck	Office	Nashville		—	—	—	4,418	—	4,418	4,418	856	2007	5-40 yrs.
Cool Springs I	Office	Nashville	(2)	1,583	—	15	13,112	1,598	13,112	14,710	4,989	1999	5-40 yrs.
Cool Springs II	Office	Nashville	(2)	1,824	—	346	17,691	2,170	17,691	19,861	5,808	1999	5-40 yrs.
Cool Springs III	Office	Nashville	(2)	1,631	—	804	15,861	2,435	15,861	18,296	3,956	2006	5-40 yrs.
Cool Springs IV	Office	Nashville		1,715	—	—	19,230	1,715	19,230	20,945	3,091	2008	5-40 yrs.
Cool Springs V – Healthways	Office	Nashville		3,688	—	295	52,948	3,983	52,948	56,931	12,153	2007	5-40 yrs.
Harpeth On The Green II	Office	Nashville		1,419	5,677	—	1,855	1,419	7,532	8,951	3,484	1984	5-40 yrs.
Harpeth On The Green III	Office	Nashville		1,660	6,649	—	1,279	1,660	7,928	9,588	3,508	1987	5-40 yrs.
Harpeth On The Green IV	Office	Nashville		1,713	6,842	—	1,601	1,713	8,443	10,156	3,985	1989	5-40 yrs.
Harpeth On The Green V	Office	Nashville		662	—	197	5,139	859	5,139	5,998	1,783	1998	5-40 yrs.
Hickory Trace	Office	Nashville		1,164	—	164	4,484	1,328	4,484	5,812	1,477	2001	5-40 yrs.
Highwoods Plaza I	Office	Nashville		1,552	—	307	8,895	1,859	8,895	10,754	3,779	1996	5-40 yrs.
Highwoods Plaza II	Office	Nashville		1,448	—	307	8,795	1,755	8,795	10,550	2,538	1997	5-40 yrs.
Seven Springs - Land II	Office	Nashville		3,715	—	(1,486)	—	2,229	—	2,229	—	N/A	N/A
Seven Springs I	Office	Nashville		2,076	—	592	11,713	2,668	11,713	14,381	3,734	2002	5-40 yrs.
SouthPointe	Office	Nashville		1,655	—	310	7,019	1,965	7,019	8,984	2,803	1998	5-40 yrs.
The Ramparts of Brentwood	Office	Nashville		2,394	12,806	—	2,118	2,394	14,924	17,318	5,944	1986	5-40 yrs.
Westwood South	Office	Nashville		2,106	—	382	8,681	2,488	8,681	11,169	3,382	1999	5-40 yrs.
100 Winners Circle	Office	Nashville		1,497	7,258	—	1,697	1,497	8,955	10,452	3,813	1987	5-40 yrs.
The Pinnacle at Symphony Place	Office	Nashville		—	141,469	—	4,038	—	145,507	145,507	6,904	2010	5-40 yrs.

HIGHWOODS PROPERTIES, INC. HIGHWOODS REALTY LIMITED PARTNERSHIP SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

				Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Segment Type	City	2014 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
Seven Springs East	Office	Nashville		—	—	2,525	37,479	2,525	37,479	40,004	1,347	2013	5-40 yrs.
The Shops at Seven Springs	Office	Nashville		—	—	803	8,030	803	8,030	8,833	297	2013	5-40 yrs.
Orlando, FL
Berkshire at MetroCenter	Office	Orlando		1,265	—	672	12,685	1,937	12,685	14,622	3,813	2007	5-40 yrs.
Capital Plaza III - Land	Office	Orlando		2,994	—	18	—	3,012	—	3,012	—	N/A	N/A
Eola Park - Land	Office	Orlando		2,027	—	—	—	2,027	—	2,027	—	N/A	N/A
Oxford - Land	Office	Orlando		1,100	—	51	—	1,151	—	1,151	—	N/A	N/A
Stratford - Land	Office	Orlando		2,034	—	(148)	—	1,886	—	1,886	—	N/A	N/A
Windsor at MetroCenter	Office	Orlando		—	—	2,060	8,039	2,060	8,039	10,099	2,281	2002	5-40 yrs.
The 1800 Eller Drive Building	Office	South Florida		—	9,851	—	3,078	—	12,929	12,929	6,514	1983	5-40 yrs.
Seaside Plaza	Office	Orlando		3,893	29,541	—	3,283	3,893	32,824	36,717	2,020	1982	5-40 yrs.
Capital Plaza Two	Office	Orlando		4,346	43,394	—	2,160	4,346	45,554	49,900	2,477	1999	5-40 yrs.
Capital Plaza One	Office	Orlando		3,482	27,321	—	1,075	3,482	28,396	31,878	1,909	1975	5-40 yrs.
Landmark Center Two	Office	Orlando		4,743	22,031	—	1,762	4,743	23,793	28,536	1,434	1985	5-40 yrs.
Landmark Center One	Office	Orlando		6,207	22,655	—	1,078	6,207	23,733	29,940	1,679	1983	5-40 yrs.
Lincoln Plaza	Office	Orlando		—	—	3,490	56,079	3,490	56,079	59,569	166	2000	5-40 yrs.
Greensboro, NC
6348 Burnt Poplar	Industrial	Greensboro		724	2,900	—	254	724	3,154	3,878	1,559	1990	5-40 yrs.
6350 Burnt Poplar	Industrial	Greensboro		341	1,374	—	323	341	1,697	2,038	787	1992	5-40 yrs.
420 Gallimore Dairy Road	Office	Greensboro		379	1,516	—	470	379	1,986	2,365	935	1990	5-40 yrs.
418 Gallimore Dairy Road	Office	Greensboro		462	1,849	—	588	462	2,437	2,899	1,114	1986	5-40 yrs.
416 Gallimore Dairy Road	Office	Greensboro		322	1,293	—	432	322	1,725	2,047	876	1986	5-40 yrs.
7031 Albert Pick Road	Office	Greensboro		510	2,921	—	2,310	510	5,231	5,741	2,508	1986	5-40 yrs.
7029 Albert Pick Road	Office	Greensboro		739	3,237	—	1,519	739	4,756	5,495	2,241	1988	5-40 yrs.
7025 Albert Pick Road	Office	Greensboro		2,393	9,576	—	4,542	2,393	14,118	16,511	6,497	1990	5-40 yrs.
7027 Albert Pick Road	Office	Greensboro		850	—	699	4,016	1,549	4,016	5,565	1,749	1997	5-40 yrs.
7009 Albert Pick Road	Industrial	Greensboro		224	1,068	—	206	224	1,274	1,498	572	1990	5-40 yrs.
426 Gallimore Dairy Road	Office	Greensboro		465	—	380	1,170	845	1,170	2,015	494	1996	5-40 yrs.
422 Gallimore Dairy Road	Industrial	Greensboro		145	1,081	—	338	145	1,419	1,564	684	1990	5-40 yrs.
406 Gallimore Dairy Road	Office	Greensboro		265	—	270	994	535	994	1,529	504	1996	5-40 yrs.
7021 Albert Pick Road	Industrial	Greensboro		237	1,103	—	280	237	1,383	1,620	643	1985	5-40 yrs.

HIGHWOODS PROPERTIES, INC. HIGHWOODS REALTY LIMITED PARTNERSHIP SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

				Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Segment Type	City	2014 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
7019 Albert Pick Road	Industrial	Greensboro		192	946	—	192	192	1,138	1,330	581	1985	5-40 yrs.
7015 Albert Pick Road	Industrial	Greensboro		305	1,219	—	356	305	1,575	1,880	759	1985	5-40 yrs.
7017 Albert Pick Road	Industrial	Greensboro		225	928	—	197	225	1,125	1,350	550	1985	5-40 yrs.
7011 Albert Pick Road	Industrial	Greensboro		171	777	—	242	171	1,019	1,190	514	1990	5-40 yrs.
424 Gallimore Dairy Road	Office	Greensboro		271	—	239	819	510	819	1,329	345	1997	5-40 yrs.
410 Gallimore Dairy Road	Industrial	Greensboro		356	1,613	—	561	356	2,174	2,530	966	1985	5-40 yrs.
412 Gallimore Dairy Road	Industrial	Greensboro		374	1,523	—	429	374	1,952	2,326	927	1985	5-40 yrs.
408 Gallimore Dairy Road	Industrial	Greensboro		341	1,486	—	655	341	2,141	2,482	1,174	1986	5-40 yrs.
414 Gallimore Dairy Road	Industrial	Greensboro		659	2,676	—	663	659	3,339	3,998	1,690	1988	5-40 yrs.
237 Burgess Road	Industrial	Greensboro		860	2,919	—	679	860	3,598	4,458	1,842	1986	5-40 yrs.
235 Burgess Road	Industrial	Greensboro		1,302	4,392	—	1,024	1,302	5,416	6,718	2,825	1987	5-40 yrs.
241 Burgess Road	Industrial	Greensboro		450	1,517	—	1,005	450	2,522	2,972	1,293	1988	5-40 yrs.
243 Burgess Road	Industrial	Greensboro		452	1,514	—	157	452	1,671	2,123	859	1988	5-40 yrs.
496 Gallimore Dairy Road	Industrial	Greensboro		546	—	—	2,680	546	2,680	3,226	1,261	1998	5-40 yrs.
494 Gallimore Dairy Road	Industrial	Greensboro		749	—	—	2,517	749	2,517	3,266	983	1999	5-40 yrs.
486 Gallimore Dairy Road	Industrial	Greensboro		603	—	—	2,273	603	2,273	2,876	844	1999	5-40 yrs.
488 Gallimore Dairy Road	Industrial	Greensboro		499	—	—	2,070	499	2,070	2,569	740	1999	5-40 yrs.
490 Gallimore Dairy Road	Industrial	Greensboro		1,733	—	—	5,907	1,733	5,907	7,640	3,184	1999	5-40 yrs.
Brigham Road - Land	Industrial	Greensboro		7,059	—	(3,720)	—	3,339	—	3,339	—	N/A	N/A
651 Brigham Road	Industrial	Greensboro		453	—	360	2,985	813	2,985	3,798	1,069	2002	5-40 yrs.
657 Brigham Road	Industrial	Greensboro		2,733	—	881	11,102	3,614	11,102	14,716	2,649	2006	5-40 yrs.
653 Brigham Road	Industrial	Greensboro		814	—	—	3,587	814	3,587	4,401	633	2007	5-40 yrs.
1501 Highwoods Boulevard	Office	Greensboro		1,476	—	—	7,958	1,476	7,958	9,434	2,554	2001	5-40 yrs.
Jefferson Pilot - Land	Office	Greensboro		11,759	—	(4,311)	—	7,448	—	7,448	—	N/A	N/A
4200 Tudor Lane	Industrial	Greensboro		515	—	383	2,255	898	2,255	3,153	1,017	1996	5-40 yrs.
4224 Tudor Lane	Industrial	Greensboro		435	—	288	2,081	723	2,081	2,804	770	1996	5-40 yrs.
7023 Albert Pick Road	Office	Greensboro		834	3,459	—	752	834	4,211	5,045	1,985	1989	5-40 yrs.
370 Knollwood Street	Office	Greensboro		1,826	7,495	—	3,504	1,826	10,999	12,825	4,613	1994	5-40 yrs.
380 Knollwood Street	Office	Greensboro		2,989	12,029	—	3,839	2,989	15,868	18,857	7,774	1990	5-40 yrs.
799 Hanes Mall Boulevard	Office	Greensboro		1,450	11,375	—	201	1,450	11,576	13,026	4,939	1970-1987	5-40 yrs.
3901 Westpoint Boulevard	Office	Greensboro		347	1,389	—	128	347	1,517	1,864	737	1990	5-40 yrs.

HIGHWOODS PROPERTIES, INC. HIGHWOODS REALTY LIMITED PARTNERSHIP SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

				Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Segment Type	City	2014 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
Church St Medical Center I	Office	Greensboro		2,734	9,129	—	195	2,734	9,324	12,058	663	2003	5-40 yrs.
Church St Medical Center II	Office	Greensboro		2,376	5,451	—	42	2,376	5,493	7,869	626	2007	5-40 yrs.
Church St Medical Center III	Office	Greensboro		925	4,551	—	113	925	4,664	5,589	463	2008	5-40 yrs.
628 Green Valley Road	Office	Greensboro		2,906	12,141	—	762	2,906	12,903	15,809	763	1998	5-40 yrs.
701 Green Valley Road	Office	Greensboro		3,787	7,719	—	759	3,787	8,478	12,265	738	1996	5-40 yrs.
Pittsburgh, PA
One PPG Place	Office	Pittsburgh	(3)	9,819	107,643	—	33,357	9,819	141,000	150,819	14,851	1983-1985	5-40 yrs.
Two PPG Place	Office	Pittsburgh	(3)	2,302	10,978	—	1,390	2,302	12,368	14,670	1,451	1983-1985	5-40 yrs.
Three PPG Place	Office	Pittsburgh	(3)	501	2,923	—	2,948	501	5,871	6,372	457	1983-1985	5-40 yrs.
Four PPG Place	Office	Pittsburgh	(3)	620	3,239	—	936	620	4,175	4,795	494	1983-1985	5-40 yrs.
Five PPG Place	Office	Pittsburgh	(3)	803	4,924	—	1,539	803	6,463	7,266	844	1983-1985	5-40 yrs.
Six PPG Place	Office	Pittsburgh	(3)	3,353	25,602	—	6,433	3,353	32,035	35,388	4,890	1983-1985	5-40 yrs.
EQT Plaza	Office	Pittsburgh		—	83,812	—	6,165	—	89,977	89,977	7,229	1987	5-40 yrs.
Raleigh, NC
3600 Glenwood Avenue	Office	Raleigh		—	10,994	—	4,729	—	15,723	15,723	6,969	1986	5-40 yrs.
3737 Glenwood Avenue	Office	Raleigh		—	—	318	15,422	318	15,422	15,740	5,910	1999	5-40 yrs.
4800 North Park	Office	Raleigh		2,678	17,630	—	7,598	2,678	25,228	27,906	13,143	1985	5-40 yrs.
4900 North Park	Office	Raleigh		770	1,983	—	1,827	770	3,810	4,580	1,552	1984	5-40 yrs.
5000 North Park	Office	Raleigh		1,010	4,612	(49)	2,680	961	7,292	8,253	3,957	1980	5-40 yrs.
801 Raleigh Corporate Center	Office	Raleigh	(2)	828	—	272	9,990	1,100	9,990	11,090	3,306	2002	5-40 yrs.
Blue Ridge I	Office	Raleigh		722	4,606	—	1,335	722	5,941	6,663	2,969	1982	5-40 yrs.
Blue Ridge II	Office	Raleigh		462	1,410	—	579	462	1,989	2,451	1,254	1988	5-40 yrs.
Cape Fear	Office	Raleigh		131	1,630	(2)	820	129	2,450	2,579	2,206	1979	5-40 yrs.
Catawba	Office	Raleigh		125	1,635	(2)	2,215	123	3,850	3,973	3,224	1980	5-40 yrs.
CentreGreen One	Office	Raleigh		1,529	—	(391)	10,244	1,138	10,244	11,382	3,601	2000	5-40 yrs.
CentreGreen Two	Office	Raleigh		1,653	—	(389)	9,087	1,264	9,087	10,351	2,727	2001	5-40 yrs.
CentreGreen Three - Land	Office	Raleigh		1,876	—	(585)	—	1,291	—	1,291	—	N/A	N/A
CentreGreen Four	Office	Raleigh		1,779	—	(397)	13,457	1,382	13,457	14,839	2,588	2002	5-40 yrs.
CentreGreen Five	Office	Raleigh		1,280	—	55	12,732	1,335	12,732	14,067	3,556	2008	5-40 yrs.
Cottonwood	Office	Raleigh		609	3,244	—	434	609	3,678	4,287	1,947	1983	5-40 yrs.
Dogwood	Office	Raleigh		766	2,769	—	391	766	3,160	3,926	1,721	1983	5-40 yrs.

HIGHWOODS PROPERTIES, INC. HIGHWOODS REALTY LIMITED PARTNERSHIP SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

				Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Segment Type	City	2014 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
GlenLake - Land	Office	Raleigh		13,003	—	(8,359)	114	4,644	114	4,758	39	N/A	5-40 yrs.
GlenLake One	Office	Raleigh		924	—	1,324	20,337	2,248	20,337	22,585	6,365	2002	5-40 yrs.
GlenLake Four	Office	Raleigh	(2)	1,659	—	493	21,727	2,152	21,727	23,879	6,122	2006	5-40 yrs.
GlenLake Six	Office	Raleigh		941	—	(365)	22,179	576	22,179	22,755	5,395	2008	5-40 yrs.
701 Raleigh Corporate Center	Office	Raleigh	(2)	1,304	—	540	13,956	1,844	13,956	15,800	6,824	1996	5-40 yrs.
Highwoods Centre	Office	Raleigh		531	—	(267)	8,247	264	8,247	8,511	3,495	1998	5-40 yrs.
Highwoods Office Center North - Land	Office	Raleigh		357	49	—	—	357	49	406	33	N/A	5-40 yrs.
Highwoods Tower One	Office	Raleigh		203	16,744	—	3,903	203	20,647	20,850	11,567	1991	5-40 yrs.
Highwoods Tower Two	Office	Raleigh		365	—	503	21,449	868	21,449	22,317	7,383	2001	5-40 yrs.
Inveresk Parcel 2 - Land	Office	Raleigh		657	—	38	—	695	—	695	—	N/A	N/A
Lake Boone Medical Center	Office	Raleigh		1,450	6,311	—	149	1,450	6,460	7,910	934	1998	5-40 yrs.
4620 Creekstone Drive	Office	Raleigh		149	—	107	3,330	256	3,330	3,586	1,257	2001	5-40 yrs.
4825 Creekstone Drive	Office	Raleigh		398	—	293	10,039	691	10,039	10,730	3,962	1999	5-40 yrs.
Pamlico	Office	Raleigh		289	—	—	14,745	289	14,745	15,034	10,664	1980	5-40 yrs.
ParkWest One	Office	Raleigh		242	—	—	3,290	242	3,290	3,532	1,097	2001	5-40 yrs.
ParkWest Two	Office	Raleigh		356	—	—	4,122	356	4,122	4,478	1,908	2001	5-40 yrs.
ParkWest Three - Land - Weston	Office	Raleigh		306	—	79	—	385	—	385	—	N/A	N/A
Progress Center Renovation	Office	Raleigh		—	—	—	362	—	362	362	270	2003	5-40 yrs.
Raleigh Corp Center Lot D	Office	Raleigh		1,211	—	8	—	1,219	—	1,219	—	N/A	N/A
PNC Plaza	Office	Raleigh	44,501	1,206	—	—	72,212	1,206	72,212	73,418	14,760	2008	5-40 yrs.
Rexwoods Center I	Office	Raleigh		878	3,730	—	1,342	878	5,072	5,950	3,143	1990	5-40 yrs.
Rexwoods Center II	Office	Raleigh		362	1,818	—	1,041	362	2,859	3,221	1,190	1993	5-40 yrs.
Rexwoods Center III	Office	Raleigh		919	2,816	—	855	919	3,671	4,590	2,181	1992	5-40 yrs.
Rexwoods Center IV	Office	Raleigh		586	—	—	4,331	586	4,331	4,917	1,931	1995	5-40 yrs.
Rexwoods Center V	Office	Raleigh		1,301	—	184	6,255	1,485	6,255	7,740	2,463	1998	5-40 yrs.
Riverbirch	Office	Raleigh		469	4,038	23	5,204	492	9,242	9,734	1,136	1987	5-40 yrs.
Situs I	Office	Raleigh		692	4,646	178	(1,071)	870	3,575	4,445	1,558	1996	5-40 yrs.
Situs II	Office	Raleigh		718	6,254	181	(1,098)	899	5,156	6,055	2,088	1998	5-40 yrs.
Situs III	Office	Raleigh		440	4,078	119	(1,267)	559	2,811	3,370	939	2000	5-40 yrs.
Six Forks Center I	Office	Raleigh		666	2,665	—	1,627	666	4,292	4,958	2,066	1982	5-40 yrs.
Six Forks Center II	Office	Raleigh		1,086	4,533	—	2,190	1,086	6,723	7,809	3,284	1983	5-40 yrs.

HIGHWOODS PROPERTIES, INC. HIGHWOODS REALTY LIMITED PARTNERSHIP SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

				Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Segment Type	City	2014 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
Six Forks Center III	Office	Raleigh		862	4,411	—	2,560	862	6,971	7,833	3,502	1987	5-40 yrs.
Smoketree Tower	Office	Raleigh		2,353	11,743	—	5,558	2,353	17,301	19,654	7,722	1984	5-40 yrs.
4601 Creekstone Drive	Office	Raleigh		255	—	217	5,422	472	5,422	5,894	2,315	1997	5-40 yrs.
Weston - Land	Other	Raleigh		22,771	—	(10,271)	12,810	12,500	12,810	25,310	—	N/A	N/A
4625 Creekstone Drive	Office	Raleigh		458	—	268	5,474	726	5,474	6,200	2,458	1995	5-40 yrs.
11000 Weston Parkway	Office	Raleigh		2,651	18,850	—	226	2,651	19,076	21,727	2,118	1998	5-40 yrs.
GlenLake Five	Office	Raleigh		—	—	2,263	27,350	2,263	27,350	29,613	—	2014	5-40 yrs.
11800 Weston Parkway	Office	Raleigh		—	—	—	170	—	170	170	—	2014	5-40 yrs.
CentreGreen Café	Office	Raleigh		—	—	—	3,415	—	3,415	3,415	7	2014	5-40 yrs.
CentreGreen Fitness Center	Office	Raleigh		—	—	—	2,221	—	2,221	2,221	5	2014	5-40 yrs.
One Bank of America Plaza	Office	Raleigh		—	—	11,288	68,375	11,288	68,375	79,663	835	1986	5-40 yrs.
Other Property	Other	Raleigh		24,976	9,493	(23,151)	(5,958)	1,825	3,535	5,360	7,788	N/A	N/A
Richmond, VA
4900 Cox Road	Office	Richmond		1,324	5,311	15	2,691	1,339	8,002	9,341	3,971	1991	5-40 yrs.
Colonnade Building	Office	Richmond		1,364	6,105	—	1,164	1,364	7,269	8,633	2,263	2003	5-40 yrs.
Dominion Place - Pitts Parcel - Land	Office	Richmond		1,101	—	(665)	—	436	—	436	—	N/A	N/A
Markel 4521	Office	Richmond		1,581	13,299	168	(1,692)	1,749	11,607	13,356	4,276	1999	5-40 yrs.
Hamilton Beach/Proctor-Silex	Office	Richmond		1,086	4,345	10	2,028	1,096	6,373	7,469	3,618	1986	5-40 yrs.
Highwoods Commons	Office	Richmond		521	—	458	3,677	979	3,677	4,656	1,401	1999	5-40 yrs.
Highwoods One	Office	Richmond		1,688	—	22	11,263	1,710	11,263	12,973	5,177	1996	5-40 yrs.
Highwoods Two	Office	Richmond		786	—	226	6,133	1,012	6,133	7,145	2,737	1997	5-40 yrs.
Highwoods Five	Office	Richmond		783	—	11	5,469	794	5,469	6,263	2,370	1998	5-40 yrs.
Highwoods Plaza	Office	Richmond		909	—	187	5,912	1,096	5,912	7,008	2,292	2000	5-40 yrs.
Markel 4551	Office	Richmond		1,300	6,958	(1,444)	(6,958)	(144)	—	(144)	—	1987	5-40 yrs.
Innslake Center	Office	Richmond		845	—	195	6,460	1,040	6,460	7,500	1,970	2001	5-40 yrs.
Highwoods Centre	Office	Richmond		1,205	4,825	—	1,127	1,205	5,952	7,157	2,733	1990	5-40 yrs.
Markel 4501	Office	Richmond		1,300	13,259	213	(4,363)	1,513	8,896	10,409	2,544	1998	5-40 yrs.
Markel 4600	Office	Richmond		1,700	17,081	169	(5,378)	1,869	11,703	13,572	3,205	1989	5-40 yrs.
North Park	Office	Richmond		2,163	8,659	6	2,098	2,169	10,757	12,926	4,760	1989	5-40 yrs.
North Shore Commons I	Office	Richmond		951	—	17	11,263	968	11,263	12,231	3,848	2002	5-40 yrs.
North Shore Commons II	Office	Richmond		2,067	—	(89)	10,110	1,978	10,110	12,088	1,987	2007	5-40 yrs.

HIGHWOODS PROPERTIES, INC. HIGHWOODS REALTY LIMITED PARTNERSHIP SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

				Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Segment Type	City	2014 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
North Shore Commons C - Land	Office	Richmond		1,497	—	15	—	1,512	—	1,512	—	N/A	N/A
North Shore Commons D - Land	Office	Richmond		1,261	—	—	—	1,261	—	1,261	—	N/A	N/A
Nuckols Corner Land	Office	Richmond		1,259	—	203	—	1,462	—	1,462	—	N/A	N/A
One Shockoe Plaza	Office	Richmond		—	—	356	15,579	356	15,579	15,935	7,493	1996	5-40 yrs.
Pavilion Land	Office	Richmond		181	46	20	(46)	201	—	201	—	N/A	N/A
Lake Brook Commons	Office	Richmond		1,600	8,864	21	2,182	1,621	11,046	12,667	2,363	1996	5-40 yrs.
Sadler & Cox Land	Office	Richmond		1,535	—	343	—	1,878	—	1,878	—	N/A	N/A
4840 Cox Road	Office	Richmond		1,918	—	358	13,559	2,276	13,559	15,835	5,161	2005	5-40 yrs.
Stony Point F Land	Office	Richmond		1,841	—	—	—	1,841	—	1,841	—	N/A	N/A
Stony Point I	Office	Richmond		1,384	11,630	59	2,888	1,443	14,518	15,961	6,249	1990	5-40 yrs.
Stony Point II	Office	Richmond		1,240	—	—	11,850	1,240	11,850	13,090	4,616	1999	5-40 yrs.
Stony Point III	Office	Richmond		995	—	—	9,770	995	9,770	10,765	3,080	2002	5-40 yrs.
Stony Point IV	Office	Richmond		955	—	—	12,112	955	12,112	13,067	3,738	2006	5-40 yrs.
Virginia Mutual	Office	Richmond		1,301	6,036	15	1,266	1,316	7,302	8,618	2,474	1996	5-40 yrs.
Waterfront Plaza	Office	Richmond		585	2,347	8	1,180	593	3,527	4,120	1,929	1988	5-40 yrs.
Innsbrook Center	Office	Richmond		—	—	914	8,249	914	8,249	9,163	2,306	1987	5-40 yrs.
Tampa, FL
4200 Cypress	Office	Tampa		2,673	16,470	—	2,015	2,673	18,485	21,158	2,495	1989	5-40 yrs.
Bayshore Place	Office	Tampa		2,276	11,817	—	1,696	2,276	13,513	15,789	6,099	1990	5-40 yrs.
General Services Administration	Office	Tampa	(2)	4,054	—	406	27,299	4,460	27,299	31,759	8,133	2005	5-40 yrs.
Harborview Plaza	Office	Tampa		3,537	29,944	969	(3,213)	4,506	26,731	31,237	8,170	2001	5-40 yrs.
Highwoods Preserve Building I	Office	Tampa	(2)	991	—	—	22,580	991	22,580	23,571	8,595	1999	5-40 yrs.
Highwoods Preserve - Land	Office	Tampa		1,485	—	485	—	1,970	—	1,970	—	N/A	N/A
Highwoods Preserve Building V	Office	Tampa	(2)	881	—	—	24,617	881	24,617	25,498	8,881	2001	5-40 yrs.
Highwoods Bay Center I	Office	Tampa		3,565	—	(64)	36,625	3,501	36,625	40,126	7,369	2007	5-40 yrs.
HIW Bay Center II - Land	Office	Tampa		3,482	—	—	—	3,482	—	3,482	—	N/A	N/A
Highwoods Preserve Building VII	Office	Tampa		790	—	—	12,498	790	12,498	13,288	2,414	2007	5-40 yrs.
HIW Preserve VII Garage	Office	Tampa		—	—	—	6,789	—	6,789	6,789	1,343	2007	5-40 yrs.
Horizon	Office	Tampa		—	6,257	—	2,564	—	8,821	8,821	4,220	1980	5-40 yrs.
LakePointe One	Office	Tampa		2,106	89	—	42,878	2,106	42,967	45,073	15,925	1986	5-40 yrs.
LakePointe Two	Office	Tampa		2,000	15,848	672	11,382	2,672	27,230	29,902	9,043	1999	5-40 yrs.

HIGHWOODS PROPERTIES, INC. HIGHWOODS REALTY LIMITED PARTNERSHIP SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

				Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Segment Type	City	2014 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
Lakeside	Office	Tampa		—	7,369	—	3,045	—	10,414	10,414	3,722	1978	5-40 yrs.
Lakeside/Parkside Garage	Office	Tampa		—	—	—	5,587	—	5,587	5,587	1,017	2004	5-40 yrs.
One Harbour Place	Office	Tampa		2,016	25,252	—	7,128	2,016	32,380	34,396	13,041	1985	5-40 yrs.
Parkside	Office	Tampa		—	9,407	—	2,070	—	11,477	11,477	5,163	1979	5-40 yrs.
Pavilion	Office	Tampa		—	16,394	—	3,483	—	19,877	19,877	8,167	1982	5-40 yrs.
Pavilion Parking Garage	Office	Tampa		—	—	—	5,682	—	5,682	5,682	2,142	1999	5-40 yrs.
Spectrum	Office	Tampa		1,454	14,502	—	5,823	1,454	20,325	21,779	8,523	1984	5-40 yrs.
Tower Place	Office	Tampa	(2)	3,218	19,898	—	4,587	3,218	24,485	27,703	10,997	1988	5-40 yrs.
Westshore Square	Office	Tampa		1,126	5,186	—	1,629	1,126	6,815	7,941	2,856	1976	5-40 yrs.
Independence Park - Land	Office	Tampa		4,943	—	—	—	4,943	—	4,943	—	N/A	N/A
Independence Park I	Office	Tampa		2,531	4,526	—	4,876	2,531	9,402	11,933	1,665	1983	5-40 yrs.
Meridian I	Office	Tampa		1,849	22,363	—	2,031	1,849	24,394	26,243	2,283	1984	5-40 yrs.
Meridian II	Office	Tampa		1,302	19,588	—	1,813	1,302	21,401	22,703	1,557	1986	5-40 yrs.
				498,166	2,081,542	(29,009)	1,758,837	469,157	3,840,379	4,309,536	1,033,106

2014 Encumbrance Notes

(1)	These assets are pledged as collateral for a $39.3 million first mortgage loan.

(2)	These assets are pledged as collateral for a $107.6 million first mortgage loan.

(3)	These assets are pledged as collateral for a $115.2 million first mortgage loan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Raleigh, State of North Carolina, on February 10, 2015.

Highwoods Properties, Inc.
By:	/s/ Edward J. Fritsch
Edward J. Fritsch
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ O. Temple Sloan, Jr.	Chairman of the Board of Directors	February 10, 2015
O. Temple Sloan, Jr.

/s/ Edward J. Fritsch	President, Chief Executive Officer and Director	February 10, 2015
Edward J. Fritsch

/s/ Charles A. Anderson	Director	February 10, 2015
Charles A. Anderson

	Director	February 10, 2015
Gene H. Anderson

/s/ Carlos E. Evans	Director	February 10, 2015
Carlos E. Evans

/s/ David J. Hartzell	Director	February 10, 2015
David J. Hartzell

/s/ Sherry A. Kellett	Director	February 10, 2015
Sherry A. Kellett

/s/ L. Glenn Orr, Jr.	Director	February 10, 2015
L. Glenn Orr, Jr.

/s/ Mark F. Mulhern	Senior Vice President and Chief Financial Officer	February 10, 2015
Mark F. Mulhern

/s/ Daniel L. Clemmens	Vice President and Chief Accounting Officer	February 10, 2015
Daniel L. Clemmens

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Raleigh, State of North Carolina, on February 10, 2015.

Highwoods Realty Limited Partnership
By:	Highwoods Properties, Inc., its sole general partner
By:	/s/ Edward J. Fritsch
Edward J. Fritsch
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ O. Temple Sloan, Jr.	Chairman of the Board of Directors of the General Partner	February 10, 2015
O. Temple Sloan, Jr.

/s/ Edward J. Fritsch	President, Chief Executive Officer and Director of the General Partner	February 10, 2015
Edward J. Fritsch

/s/ Charles A. Anderson	Director of the General Partner	February 10, 2015
Charles A. Anderson

	Director of the General Partner	February 10, 2015
Gene H. Anderson

/s/ Carlos E. Evans	Director of the General Partner	February 10, 2015
Carlos E. Evans

/s/ David J. Hartzell	Director of the General Partner	February 10, 2015
David J. Hartzell

/s/ Sherry A. Kellett	Director of the General Partner	February 10, 2015
Sherry A. Kellett

/s/ L. Glenn Orr, Jr.	Director of the General Partner	February 10, 2015
L. Glenn Orr, Jr.

/s/ Mark F. Mulhern	Senior Vice President and Chief Financial Officer of the General Partner	February 10, 2015
Mark F. Mulhern

/s/ Daniel L. Clemmens	Vice President and Chief Accounting Officer of the General Partner	February 10, 2015
Daniel L. Clemmens