Form 10-Q
period 2015-03-31
HIGHWOODS PROPERTIES INC; HIGHWOODS REALTY LTD PARTNERSHIP
filed 2015-04-28
CIK 921082, 941713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The Company had 94,052,036 shares of Common Stock outstanding as of April 20, 2015.

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

Certain information contained herein is presented as of April 20, 2015, the latest practicable date for financial information prior to the filing of this Quarterly Report.

This report combines the Quarterly Reports on Form 10-Q for the period ended March 31, 2015 of the Company and the Operating Partnership. We believe combining the quarterly reports into this single report results in the following benefits:

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

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2015

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HIGHWOODS PROPERTIES, INC.
Consolidated Balance Sheets
(Unaudited and in thousands, except share and per share data)

	March 31, 2015	December 31, 2014
Assets:
Real estate assets, at cost:
Land	$400,850	$388,807
Buildings and tenant improvements	3,941,463	3,840,379
Development in process	133,688	205,971
Land held for development	75,888	79,355
	4,551,889	4,514,512
Less-accumulated depreciation	(1,056,028)	(1,033,106)
Net real estate assets	3,495,861	3,481,406
Real estate and other assets, net, held for sale	2,980	1,038
Cash and cash equivalents	11,381	8,832
Restricted cash	11,852	14,595
Accounts receivable, net of allowance of $1,647 and $1,314, respectively	28,385	48,557
Mortgages and notes receivable, net of allowance of $468 and $275, respectively	14,137	13,116
Accrued straight-line rents receivable, net of allowance of $530 and $600, respectively	147,597	142,037
Investments in and advances to unconsolidated affiliates	27,056	27,071
Deferred financing and leasing costs, net of accumulated amortization of $115,342 and $112,804, respectively	224,270	228,768
Prepaid expenses and other assets, net of accumulated amortization of $14,770 and $14,259, respectively	46,297	39,489
Total Assets	$4,009,816	$4,004,909
Liabilities, Noncontrolling Interests in the Operating Partnership and Equity:
Mortgages and notes payable	$2,089,226	$2,071,389
Accounts payable, accrued expenses and other liabilities	203,001	237,633
Financing obligations	23,519	23,519
Total Liabilities	2,315,746	2,332,541
Commitments and contingencies
Noncontrolling interests in the Operating Partnership	133,226	130,048
Equity:
Preferred Stock, $.01 par value, 50,000,000 authorized shares;
8.625% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 29,050 and 29,060 shares issued and outstanding, respectively	29,050	29,060
Common Stock, $.01 par value, 200,000,000 authorized shares;
94,047,118 and 92,907,310 shares issued and outstanding, respectively	940	929
Additional paid-in capital	2,504,867	2,464,275
Distributions in excess of net income available for common stockholders	(986,388)	(966,141)
Accumulated other comprehensive loss	(5,709)	(3,912)
Total Stockholders’ Equity	1,542,760	1,524,211
Noncontrolling interests in consolidated affiliates	18,084	18,109
Total Equity	1,560,844	1,542,320
Total Liabilities, Noncontrolling Interests in the Operating Partnership and Equity	$4,009,816	$4,004,909

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Income
(Unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014
Rental and other revenues	$157,310	$148,453
Operating expenses:
Rental property and other expenses	57,513	56,390
Depreciation and amortization	50,308	48,165
General and administrative	11,437	10,714
Total operating expenses	119,258	115,269
Interest expense:
Contractual	20,442	20,750
Amortization of deferred financing costs	800	652
Financing obligations	181	(40)
	21,423	21,362
Other income:
Interest and other income	1,238	1,399
	1,238	1,399
Income from continuing operations before disposition of investment properties and activity in unconsolidated affiliates	17,867	13,221
Gains on disposition of property	1,157	—
Equity in earnings/(losses) of unconsolidated affiliates	1,811	(29)
Income from continuing operations	20,835	13,192
Discontinued operations:
Net gains on disposition of discontinued operations	—	384
	—	384
Net income	20,835	13,576
Net (income) attributable to noncontrolling interests in the Operating Partnership	(596)	(398)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(296)	(423)
Dividends on Preferred Stock	(627)	(627)
Net income available for common stockholders	$19,316	$12,128
Earnings per Common Share – basic:
Income from continuing operations available for common stockholders	$0.21	$0.13
Income from discontinued operations available for common stockholders	—	—
Net income available for common stockholders	$0.21	$0.13
Weighted average Common Shares outstanding – basic	93,222	89,966
Earnings per Common Share – diluted:
Income from continuing operations available for common stockholders	$0.21	$0.13
Income from discontinued operations available for common stockholders	—	—
Net income available for common stockholders	$0.21	$0.13
Weighted average Common Shares outstanding – diluted	96,279	93,030
Dividends declared per Common Share	$0.425	$0.425
Net income available for common stockholders:
Income from continuing operations available for common stockholders	$19,316	$11,756
Income from discontinued operations available for common stockholders	—	372
Net income available for common stockholders	$19,316	$12,128
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended March 31,
	2015	2014
Comprehensive income:
Net income	$20,835	$13,576
Other comprehensive loss:
Unrealized gains on tax increment financing bond	193	165
Unrealized losses on cash flow hedges	(2,914)	(1,404)
Amortization of cash flow hedges	924	928
Total other comprehensive loss	(1,797)	(311)
Total comprehensive income	19,038	13,265
Less-comprehensive (income) attributable to noncontrolling interests	(892)	(821)
Comprehensive income attributable to common stockholders	$18,146	$12,444

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Equity
(Unaudited and in thousands, except share amounts)

	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2014	92,907,310	$929	$29,060	$2,464,275	$(3,912)	$18,109	$(966,141)	$1,542,320
Issuances of Common Stock, net of issuance costs and tax withholdings	989,417	10	—	40,557	—	—	—	40,567
Conversions of Common Units to Common Stock	26,820	—	—	1,206	—	—	—	1,206
Dividends on Common Stock		—	—	—	—	—	(39,563)	(39,563)
Dividends on Preferred Stock		—	—	—	—	—	(627)	(627)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	(5,036)	—	—	—	(5,036)
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(321)	—	(321)
Issuances of restricted stock	123,571	—	—	—	—	—	—	—
Redemptions/repurchases of Preferred Stock		—	(10)	—	—	—	—	(10)
Share-based compensation expense, net of forfeitures		1	—	3,865	—	—	—	3,866
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(596)	(596)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	296	(296)	—
Comprehensive income:
Net income		—	—	—	—	—	20,835	20,835
Other comprehensive loss		—	—	—	(1,797)	—	—	(1,797)
Total comprehensive income								19,038
Balance at March 31, 2015	94,047,118	$940	$29,050	$2,504,867	$(5,709)	$18,084	$(986,388)	$1,560,844

	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2013	89,920,915	$899	$29,077	$2,370,368	$(2,611)	$21,396	$(920,433)	$1,498,696
Issuances of Common Stock, net of issuance costs and tax withholdings	(8,427)	—	—	153	—	—	—	153
Conversions of Common Units to Common Stock	4,417	—	—	162	—	—	—	162
Dividends on Common Stock		—	—	—	—	—	(38,225)	(38,225)
Dividends on Preferred Stock		—	—	—	—	—	(627)	(627)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	(7,434)	—	—	—	(7,434)
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(522)	—	(522)
Issuances of restricted stock	144,826	—	—	—	—	—	—	—
Share-based compensation expense, net of forfeitures		2	—	4,260	—	—	—	4,262
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(398)	(398)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	423	(423)	—
Comprehensive income:
Net income		—	—	—	—	—	13,576	13,576
Other comprehensive loss		—	—	—	(311)	—	—	(311)
Total comprehensive income								13,265
Balance at March 31, 2014	90,061,731	$901	$29,077	$2,367,509	$(2,922)	$21,297	$(946,530)	$1,469,332

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Three Months Ended March 31,
	2015	2014
Operating activities:
Net income	$20,835	$13,576
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,308	48,165
Amortization of lease incentives and acquisition-related intangible assets and liabilities	(67)	82
Share-based compensation expense	3,866	4,262
Allowance for losses on accounts and accrued straight-line rents receivable	417	1,125
Accrued interest on mortgages and notes receivable	(170)	(115)
Amortization of deferred financing costs	800	652
Amortization of cash flow hedges	924	928
Amortization of mortgages and notes payable fair value adjustments	57	(809)
Net gains on disposition of property	(1,157)	(384)
Equity in (earnings)/losses of unconsolidated affiliates	(1,811)	29
Changes in financing obligations	—	(221)
Distributions of earnings from unconsolidated affiliates	1,386	788
Changes in operating assets and liabilities:
Accounts receivable	3,166	713
Prepaid expenses and other assets	(6,769)	(5,260)
Accrued straight-line rents receivable	(5,591)	(6,457)
Accounts payable, accrued expenses and other liabilities	(33,088)	(25,690)
Net cash provided by operating activities	33,106	31,384
Investing activities:
Investments in development in process	(11,232)	(27,232)
Investments in tenant improvements and deferred leasing costs	(30,008)	(24,782)
Investments in building improvements	(12,081)	(13,007)
Net proceeds from disposition of real estate assets	5,650	—
Distributions of capital from unconsolidated affiliates	394	230
Investments in mortgages and notes receivable	(938)	(108)
Repayments of mortgages and notes receivable	87	16,604
Changes in restricted cash and other investing activities	993	4,043
Net cash used in investing activities	(47,135)	(44,252)
Financing activities:
Dividends on Common Stock	(39,563)	(38,225)
Redemptions/repurchases of Preferred Stock	(10)	—
Redemptions of Common Units	—	(93)
Dividends on Preferred Stock	(627)	(627)
Distributions to noncontrolling interests in the Operating Partnership	(1,248)	(1,249)
Distributions to noncontrolling interests in consolidated affiliates	(321)	(522)
Proceeds from the issuance of Common Stock	44,937	1,313
Costs paid for the issuance of Common Stock	(643)	(14)
Repurchase of shares related to tax withholdings	(3,727)	(1,523)
Borrowings on revolving credit facility	110,900	96,100
Repayments of revolving credit facility	(91,900)	(36,800)
Repayments of mortgages and notes payable	(1,220)	(2,236)
Additions to deferred financing costs and other financing activities	—	(96)
Net cash provided by financing activities	16,578	16,028
Net increase in cash and cash equivalents	$2,549	$3,160
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows – Continued
(Unaudited and in thousands)

	Three Months Ended March 31,
	2015	2014
Net increase in cash and cash equivalents	$2,549	$3,160
Cash and cash equivalents at beginning of the period	8,832	10,184
Cash and cash equivalents at end of the period	$11,381	$13,344

Supplemental disclosure of cash flow information:

	Three Months Ended March 31,
	2015	2014
Cash paid for interest, net of amounts capitalized	$21,480	$25,054

Supplemental disclosure of non-cash investing and financing activities:

	Three Months Ended March 31,
	2015	2014
Unrealized losses on cash flow hedges	$(2,914)	$(1,404)
Conversions of Common Units to Common Stock	1,206	162
Changes in accrued capital expenditures	(2,697)	5,399
Write-off of fully depreciated real estate assets	15,020	3,121
Write-off of fully amortized deferred financing and leasing costs	10,147	3,697
Adjustment of noncontrolling interests in the Operating Partnership to fair value	5,036	7,434
Unrealized gains on tax increment financing bond	193	165

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Balance Sheets
(Unaudited and in thousands, except unit and per unit data)

	March 31, 2015	December 31, 2014
Assets:
Real estate assets, at cost:
Land	$400,850	$388,807
Buildings and tenant improvements	3,941,463	3,840,379
Development in process	133,688	205,971
Land held for development	75,888	79,355
	4,551,889	4,514,512
Less-accumulated depreciation	(1,056,028)	(1,033,106)
Net real estate assets	3,495,861	3,481,406
Real estate and other assets, net, held for sale	2,980	1,038
Cash and cash equivalents	11,381	8,938
Restricted cash	11,852	14,595
Accounts receivable, net of allowance of $1,647 and $1,314, respectively	28,385	48,557
Mortgages and notes receivable, net of allowance of $468 and $275, respectively	14,137	13,116
Accrued straight-line rents receivable, net of allowance of $530 and $600, respectively	147,597	142,037
Investments in and advances to unconsolidated affiliates	27,056	27,071
Deferred financing and leasing costs, net of accumulated amortization of $115,342 and $112,804, respectively	224,270	228,768
Prepaid expenses and other assets, net of accumulated amortization of $14,770 and $14,259, respectively	46,297	39,489
Total Assets	$4,009,816	$4,005,015
Liabilities, Redeemable Operating Partnership Units and Capital:
Mortgages and notes payable	$2,089,226	$2,071,389
Accounts payable, accrued expenses and other liabilities	203,001	237,547
Financing obligations	23,519	23,519
Total Liabilities	2,315,746	2,332,455
Commitments and contingencies
Redeemable Operating Partnership Units:
Common Units, 2,910,135 and 2,936,955 outstanding, respectively	133,226	130,048
Series A Preferred Units (liquidation preference $1,000 per unit), 29,050 and 29,060 units issued and outstanding, respectively	29,050	29,060
Total Redeemable Operating Partnership Units	162,276	159,108
Capital:
Common Units:
General partner Common Units, 965,484 and 954,355 outstanding, respectively	15,192	14,990
Limited partner Common Units, 92,672,825 and 91,544,146 outstanding, respectively	1,504,227	1,484,265
Accumulated other comprehensive loss	(5,709)	(3,912)
Noncontrolling interests in consolidated affiliates	18,084	18,109
Total Capital	1,531,794	1,513,452
Total Liabilities, Redeemable Operating Partnership Units and Capital	$4,009,816	$4,005,015

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Income
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended March 31,
	2015	2014
Rental and other revenues	$157,310	$148,453
Operating expenses:
Rental property and other expenses	57,513	56,374
Depreciation and amortization	50,308	48,165
General and administrative	11,437	10,730
Total operating expenses	119,258	115,269
Interest expense:
Contractual	20,442	20,750
Amortization of deferred financing costs	800	652
Financing obligations	181	(40)
	21,423	21,362
Other income:
Interest and other income	1,238	1,399
	1,238	1,399
Income from continuing operations before disposition of investment properties and activity in unconsolidated affiliates	17,867	13,221
Gains on disposition of property	1,157	—
Equity in earnings/(losses) of unconsolidated affiliates	1,811	(29)
Income from continuing operations	20,835	13,192
Discontinued operations:
Net gains on disposition of discontinued operations	—	384
	—	384
Net income	20,835	13,576
Net (income) attributable to noncontrolling interests in consolidated affiliates	(296)	(423)
Distributions on Preferred Units	(627)	(627)
Net income available for common unitholders	$19,912	$12,526
Earnings per Common Unit – basic:
Income from continuing operations available for common unitholders	$0.21	$0.13
Income from discontinued operations available for common unitholders	—	0.01
Net income available for common unitholders	$0.21	$0.14
Weighted average Common Units outstanding – basic	95,746	92,497
Earnings per Common Unit – diluted:
Income from continuing operations available for common unitholders	$0.21	$0.13
Income from discontinued operations available for common unitholders	—	0.01
Net income available for common unitholders	$0.21	$0.14
Weighted average Common Units outstanding – diluted	95,870	92,621
Distributions declared per Common Unit	$0.425	$0.425
Net income available for common unitholders:
Income from continuing operations available for common unitholders	$19,912	$12,142
Income from discontinued operations available for common unitholders	—	384
Net income available for common unitholders	$19,912	$12,526
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended March 31,
	2015	2014
Comprehensive income:
Net income	$20,835	$13,576
Other comprehensive loss:
Unrealized gains on tax increment financing bond	193	165
Unrealized losses on cash flow hedges	(2,914)	(1,404)
Amortization of cash flow hedges	924	928
Total other comprehensive loss	(1,797)	(311)
Total comprehensive income	19,038	13,265
Less-comprehensive (income) attributable to noncontrolling interests	(296)	(423)
Comprehensive income attributable to common unitholders	$18,742	$12,842

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Capital
(Unaudited and in thousands)

	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2014	$14,990	$1,484,265	$(3,912)	$18,109	$1,513,452
Issuances of Common Units, net of issuance costs and tax withholdings	406	40,161	—	—	40,567
Distributions paid on Common Units	(406)	(40,231)	—	—	(40,637)
Distributions paid on Preferred Units	(6)	(621)	—	—	(627)
Share-based compensation expense, net of forfeitures	39	3,827	—	—	3,866
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(321)	(321)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	(36)	(3,508)	—	—	(3,544)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(3)	(293)	—	296	—
Comprehensive income:
Net income	208	20,627	—	—	20,835
Other comprehensive loss	—	—	(1,797)	—	(1,797)
Total comprehensive income					19,038
Balance at March 31, 2015	$15,192	$1,504,227	$(5,709)	$18,084	$1,531,794

	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2013	$14,508	$1,436,498	$(2,611)	$21,396	$1,469,791
Issuances of Common Units, net of issuance costs and tax withholdings	2	151	—	—	153
Redemptions of Common Units	(1)	(92)	—	—	(93)
Distributions paid on Common Units	(393)	(38,907)	—	—	(39,300)
Distributions paid on Preferred Units	(6)	(621)	—	—	(627)
Share-based compensation expense, net of forfeitures	43	4,219	—	—	4,262
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(522)	(522)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	(66)	(6,504)	—	—	(6,570)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(4)	(419)	—	423	—
Comprehensive income:
Net income	136	13,440	—	—	13,576
Other comprehensive loss	—	—	(311)	—	(311)
Total comprehensive income					13,265
Balance at March 31, 2014	$14,219	$1,407,765	$(2,922)	$21,297	$1,440,359

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Three Months Ended March 31,
	2015	2014
Operating activities:
Net income	$20,835	$13,576
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,308	48,165
Amortization of lease incentives and acquisition-related intangible assets and liabilities	(67)	82
Share-based compensation expense	3,866	4,262
Allowance for losses on accounts and accrued straight-line rents receivable	417	1,125
Accrued interest on mortgages and notes receivable	(170)	(115)
Amortization of deferred financing costs	800	652
Amortization of cash flow hedges	924	928
Amortization of mortgages and notes payable fair value adjustments	57	(809)
Net gains on disposition of property	(1,157)	(384)
Equity in (earnings)/losses of unconsolidated affiliates	(1,811)	29
Changes in financing obligations	—	(221)
Distributions of earnings from unconsolidated affiliates	1,386	788
Changes in operating assets and liabilities:
Accounts receivable	3,166	713
Prepaid expenses and other assets	(6,769)	(5,226)
Accrued straight-line rents receivable	(5,591)	(6,457)
Accounts payable, accrued expenses and other liabilities	(33,002)	(25,667)
Net cash provided by operating activities	33,192	31,441
Investing activities:
Investments in development in process	(11,232)	(27,232)
Investments in tenant improvements and deferred leasing costs	(30,008)	(24,782)
Investments in building improvements	(12,081)	(13,007)
Net proceeds from disposition of real estate assets	5,650	—
Distributions of capital from unconsolidated affiliates	394	230
Investments in mortgages and notes receivable	(938)	(108)
Repayments of mortgages and notes receivable	87	16,604
Changes in restricted cash and other investing activities	993	4,043
Net cash used in investing activities	(47,135)	(44,252)
Financing activities:
Distributions on Common Units	(40,637)	(39,300)
Redemptions/repurchases of Preferred Units	(10)	—
Redemptions of Common Units	—	(93)
Distributions on Preferred Units	(627)	(627)
Distributions to noncontrolling interests in consolidated affiliates	(321)	(522)
Proceeds from the issuance of Common Units	44,937	1,313
Costs paid for the issuance of Common Units	(643)	(14)
Repurchase of units related to tax withholdings	(3,727)	(1,523)
Borrowings on revolving credit facility	110,900	96,100
Repayments of revolving credit facility	(91,900)	(36,800)
Repayments of mortgages and notes payable	(1,220)	(2,236)
Additions to deferred financing costs and other financing activities	(366)	(338)
Net cash provided by financing activities	16,386	15,960
Net increase in cash and cash equivalents	$2,443	$3,149
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows - Continued
(Unaudited and in thousands)

	Three Months Ended March 31,
	2015	2014
Net increase in cash and cash equivalents	$2,443	$3,149
Cash and cash equivalents at beginning of the period	8,938	10,281
Cash and cash equivalents at end of the period	$11,381	$13,430

Supplemental disclosure of cash flow information:

	Three Months Ended March 31,
	2015	2014
Cash paid for interest, net of amounts capitalized	$21,480	$25,054

Supplemental disclosure of non-cash investing and financing activities:

	Three Months Ended March 31,
	2015	2014
Unrealized losses on cash flow hedges	$(2,914)	$(1,404)
Changes in accrued capital expenditures	(2,697)	5,399
Write-off of fully depreciated real estate assets	15,020	3,121
Write-off of fully amortized deferred financing and leasing costs	10,147	3,697
Adjustment of Redeemable Common Units to fair value	3,178	6,328
Unrealized gains on tax increment financing bond	193	165

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(tabular dollar amounts in thousands, except per share and per unit data)
(Unaudited)

1.    Description of Business and Significant Accounting Policies

Description of Business

Highwoods Properties, Inc. (the “Company”) is a fully integrated real estate investment trust (“REIT”) that provides leasing, management, development, construction and other customer-related services for its properties and for third parties. The Company conducts its activities through Highwoods Realty Limited Partnership (the “Operating Partnership”). At March 31, 2015, we owned or had an interest in 31.3 million rentable square feet of in-service properties, 1.2 million rentable square feet of properties under development and approximately 500 acres of development land.

The Company is the sole general partner of the Operating Partnership. At March 31, 2015, the Company owned all of the Preferred Units and 93.6 million, or 97.0%, of the Common Units in the Operating Partnership. Limited partners own the remaining 2.9 million Common Units. During the three months ended March 31, 2015, the Company redeemed 26,820 Common Units for a like number of shares of Common Stock.

Common Stock Offerings

During the three months ended March 31, 2015, the Company issued 914,126 shares of Common Stock under its equity sales agreements at an average gross sales price of $45.34 per share and received net proceeds, after sales commissions, of $40.8 million. As a result of this activity and the redemptions discussed above, the percentage of Common Units owned by the Company increased from 96.9% at December 31, 2014 to 97.0% at March 31, 2015.

Basis of Presentation

Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The Company's Consolidated Financial Statements include the Operating Partnership, wholly owned subsidiaries and those entities in which the Company has the controlling interest. The Operating Partnership's Consolidated Financial Statements include wholly owned subsidiaries and those entities in which the Operating Partnership has the controlling interest. All intercompany transactions and accounts have been eliminated. At March 31, 2015 and December 31, 2014, we had involvement with, but are not the primary beneficiary in, an entity that we concluded to be a variable interest entity (see Note 3).

The unaudited interim consolidated financial statements and accompanying unaudited consolidated financial information, in the opinion of management, contain all adjustments (including normal recurring accruals) necessary for a fair presentation of our financial position, results of operations and cash flows. We have condensed or omitted certain notes and other information from the interim Consolidated Financial Statements presented in this Quarterly Report as permitted by SEC rules and regulations. These Consolidated Financial Statements should be read in conjunction with our 2014 Annual Report on Form 10-K.

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
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

1.    Description of Business and Significant Accounting Policies – Continued

Recently Issued Accounting Standards

The Financial Accounting Standards Board ("FASB") recently issued an accounting standards update that requires the use of a new five-step model to recognize revenue from customer contracts. The five-step model requires that we identify the contract with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when we satisfy the performance obligations. We will also be required to disclose information regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The accounting standards update is required to be adopted in 2017. Retrospective application is required either to all periods presented or with the cumulative effect of initial adoption recognized in the period of adoption. We are in the process of evaluating this accounting standards update.

The FASB recently issued an accounting standards update that amends consolidation requirements. The amendments significantly change the consolidation analysis required under GAAP and will require companies to reevaluate all previous consolidation conclusions. The accounting standards update is required to be adopted in 2016. We are in the process of evaluating this accounting standards update.

The FASB recently issued an accounting standards update that requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The accounting standards update is required to be adopted in 2016. Retrospective application is required. We are in the process of evaluating this accounting standards update.

2.    Real Estate Assets

Dispositions

During the first quarter of 2015, we sold:

•	two buildings for an aggregate sale price of $3.5 million and recorded aggregate gains on disposition of property of $0.4 million; and

•	land for a sale price of $2.5 million and recorded a gain on disposition of property of $0.8 million.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

3.    Mortgages and Notes Receivable

The following table sets forth our mortgages and notes receivable:

	March 31, 2015	December 31, 2014
Mortgages receivable (including accrued interest)	$11,931	$10,869
Less allowance	—	—
	11,931	10,869
Promissory notes	2,674	2,522
Less allowance	(468)	(275)
	2,206	2,247
Mortgages and notes receivable, net	$14,137	$13,116

Mortgages receivable consist of secured financing provided to a third party. We concluded this arrangement to be an interest in a variable interest entity. However, since we do not have the power to direct matters that most significantly impact the activities of the entity, we do not qualify as the primary beneficiary. Accordingly, the entity is not consolidated. Our risk of loss with respect to this arrangement is limited to the carrying value of the mortgage receivable and the future infrastructure development funding commitment.

We evaluate the ability to collect our mortgages and notes receivable by monitoring the leasing statistics and/or market fundamentals of these assets. As of March 31, 2015, our mortgages and notes receivable were not in default and there were no other indicators of impairment.

The following table sets forth our notes receivable allowance, which relates only to promissory notes:

	Three Months Ended March 31,
	2015	2014
Beginning notes receivable allowance	$275	$302
Recoveries/write-offs/other	193	(2)
Total notes receivable allowance	$468	$300

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

The following table sets forth the summarized income statements of our unconsolidated affiliates:

	Three Months Ended March 31,
	2015	2014
Income Statements:
Rental and other revenues	$12,231	$12,434
Expenses:
Rental property and other expenses	5,667	6,217
Depreciation and amortization	3,115	3,489
Interest expense	2,149	2,211
Total expenses	10,931	11,917
Income before disposition of property	1,300	517
Gains on disposition of property	2,127	1,949
Net income	$3,427	$2,466

During the first quarter of 2015, Highwoods DLF 97/26 DLF 99/32, LP sold a building to an unrelated third party for a sale price of $7.0 million and recorded a gain on disposition of property of $2.1 million. We recorded $1.1 million as our share of this gain through equity in earnings of unconsolidated affiliates.

5.    Intangible Assets and Below Market Lease Liabilities

The following table sets forth total intangible assets and acquisition-related below market lease liabilities, net of accumulated amortization:

	March 31, 2015	December 31, 2014
Assets:
Deferred financing costs	$19,444	$19,478
Less accumulated amortization	(8,697)	(7,953)
	10,747	11,525
Deferred leasing costs (including lease incentives and above market lease and in-place lease acquisition-related intangible assets)	320,168	322,094
Less accumulated amortization	(106,645)	(104,851)
	213,523	217,243
Deferred financing and leasing costs, net	$224,270	$228,768

Liabilities (in accounts payable, accrued expenses and other liabilities):
Acquisition-related below market lease liabilities	$55,360	$55,783
Less accumulated amortization	(14,857)	(13,548)
	$40,503	$42,235

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

5.    Intangible Assets and Below Market Lease Liabilities - Continued

The following table sets forth amortization of intangible assets and below market lease liabilities:

	Three Months Ended March 31,
	2015	2014
Amortization of deferred financing costs	$800	$652
Amortization of deferred leasing costs and acquisition-related intangible assets (in depreciation and amortization)	$10,293	$9,928
Amortization of lease incentives (in rental and other revenues)	$362	$351
Amortization of acquisition-related intangible assets (in rental and other revenues)	$1,166	$1,116
Amortization of acquisition-related intangible assets (in rental property and other expenses)	$137	$137
Amortization of acquisition-related below market lease liabilities (in rental and other revenues)	$(1,732)	$(1,522)

The following table sets forth scheduled future amortization of intangible assets and below market lease liabilities:

	Amortization of Deferred Financing Costs	Amortization of Deferred Leasing Costs and Acquisition-Related Intangible Assets (in Depreciation and Amortization)	Amortization of Lease Incentives (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental Property and Other Expenses)	Amortization of Acquisition-Related Below Market Lease Liabilities (in Rental and Other Revenues)
April 1 through December 31, 2015	$2,299	$30,616	$887	$3,216	$415	$(4,700)
2016	2,784	34,322	1,072	3,054	553	(5,570)
2017	2,508	29,907	1,000	2,253	553	(5,298)
2018	1,379	25,334	893	1,462	553	(5,135)
2019	653	21,021	705	1,046	553	(4,804)
Thereafter	1,124	48,503	2,214	2,858	533	(14,996)
	$10,747	$189,703	$6,771	$13,889	$3,160	$(40,503)
Weighted average remaining amortization periods as of March 31, 2015 (in years)	4.2	6.9	8.0	6.2	5.7	8.0

6.    Mortgages and Notes Payable

The following table sets forth our mortgages and notes payable:

	March 31, 2015	December 31, 2014
Secured indebtedness	$311,502	$312,868
Unsecured indebtedness	1,777,724	1,758,521
Total mortgages and notes payable	$2,089,226	$2,071,389

At March 31, 2015, our secured mortgage loans were collateralized by real estate assets with an aggregate undepreciated book value of $583.2 million.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

6.    Mortgages and Notes Payable - Continued

Our $475.0 million unsecured revolving credit facility is scheduled to mature in January 2018 and includes an accordion feature that allows for an additional $75.0 million of borrowing capacity subject to additional lender commitments. Assuming no defaults have occurred, we have an option to extend the maturity for two additional six-month periods. The interest rate at our current credit ratings is LIBOR plus 110 basis points and the annual facility fee is 20 basis points. There was $228.0 million and $239.0 million outstanding under our revolving credit facility at March 31, 2015 and April 20, 2015, respectively. At both March 31, 2015 and April 20, 2015, we had $0.2 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at March 31, 2015 and April 20, 2015 was $246.8 million and $235.8 million, respectively.

We are currently in compliance with financial covenants and other requirements with respect to our consolidated debt.

7.	Derivative Financial Instruments

Our interest rate swaps have been designated as and are being accounted for as cash flow hedges with changes in fair value recorded in other comprehensive income/(loss) each reporting period. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on our cash flow hedges during the three months ended March 31, 2015 and 2014. We have no collateral requirements related to our interest rate swaps.

Amounts reported in accumulated other comprehensive loss ("AOCL") related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the period from April 1, 2015 through March 31, 2016, we estimate that $3.0 million will be reclassified to interest expense.

The following table sets forth the fair value of our derivatives:

	March 31, 2015	December 31, 2014
Derivatives:
Derivatives designated as cash flow hedges in accounts payable, accrued expenses and other liabilities:
Interest rate swaps	$4,480	$2,412

The following table sets forth the effect of our cash flow hedges on AOCL and interest expense:

	Three Months Ended March 31,
	2015	2014
Derivatives Designated as Cash Flow Hedges:
Amount of unrealized losses recognized in AOCL on derivatives (effective portion):
Interest rate swaps	$(2,914)	$(1,404)
Amount of losses reclassified out of AOCL into contractual interest expense (effective portion):
Interest rate swaps	$924	$928

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

8.	Noncontrolling Interests

Noncontrolling Interests in Consolidated Affiliates

At March 31, 2015, our noncontrolling interests in consolidated affiliates relates to our joint venture partner's 50.0% interest in office properties in Richmond, VA. Our joint venture partner is an unrelated third party.

Noncontrolling Interests in the Operating Partnership

The following table sets forth the Company's noncontrolling interests in the Operating Partnership:

	Three Months Ended March 31,
	2015	2014
Beginning noncontrolling interests in the Operating Partnership	$130,048	$106,480
Adjustment of noncontrolling interests in the Operating Partnership to fair value	5,036	7,434
Conversions of Common Units to Common Stock	(1,206)	(162)
Redemptions of Common Units	—	(93)
Net income attributable to noncontrolling interests in the Operating Partnership	596	398
Distributions to noncontrolling interests in the Operating Partnership	(1,248)	(1,249)
Total noncontrolling interests in the Operating Partnership	$133,226	$112,808

The following table sets forth net income available for common stockholders and transfers from the Company's noncontrolling interests in the Operating Partnership:

	Three Months Ended March 31,
	2015	2014
Net income available for common stockholders	$19,316	$12,128
Increase in additional paid in capital from conversions of Common Units to Common Stock	1,206	162
Change from net income available for common stockholders and transfers from noncontrolling interests	$20,522	$12,290

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

Our Level 2 asset is the fair value of certain of our mortgages and notes receivable. Our Level 2 liabilities include the fair value of our mortgages and notes payable and interest rate swaps.

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

Our Level 3 assets include (1) certain of our mortgages and notes receivable, which were estimated by the income approach utilizing internal cash flow projections and market interest rates to estimate the price that would be paid in an orderly transaction between market participants, and (2) our tax increment financing bond, which is not routinely traded but whose fair value is determined by the income approach utilizing contractual cash flows and market-based interest rates to estimate the projected redemption value based on quoted bid/ask prices for similar unrated municipal bonds.

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

		Level 1	Level 2	Level 3
	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
Fair Value at March 31, 2015:
Assets:
Mortgages and notes receivable, at fair value (1)	$14,163	$—	$2,206	$11,957
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	3,504	3,504	—	—
Tax increment financing bond (in prepaid expenses and other assets)	12,640	—	—	12,640
Total Assets	$30,307	$3,504	$2,206	$24,597
Noncontrolling Interests in the Operating Partnership	$133,226	$133,226	$—	$—
Liabilities:
Mortgages and notes payable, at fair value (1)	$2,173,153	$—	$2,173,153	$—
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	4,480	—	4,480	—
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	3,504	3,504	—	—
Financing obligations, at fair value (1)	20,264	—	—	20,264
Total Liabilities	$2,201,401	$3,504	$2,177,633	$20,264

Fair Value at December 31, 2014:
Assets:
Mortgages and notes receivable, at fair value (1)	$13,142	$—	$2,247	$10,895
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	3,635	3,635	—	—
Tax increment financing bond (in prepaid expenses and other assets)	12,447	—	—	12,447
Total Assets	$29,224	$3,635	$2,247	$23,342
Noncontrolling Interests in the Operating Partnership	$130,048	$130,048	$—	$—
Liabilities:
Mortgages and notes payable, at fair value (1)	$2,141,334	$—	$2,141,334	$—
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	2,412	—	2,412	—
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	3,635	3,635	—	—
Financing obligations, at fair value (1)	20,117	—	—	20,117
Total Liabilities	$2,167,498	$3,635	$2,143,746	$20,117
__________
(1)    Amounts recorded at historical cost on our Consolidated Balance Sheets at March 31, 2015 and December 31, 2014.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

9.	Disclosure About Fair Value of Financial Instruments - Continued

The following table sets forth the changes in our Level 3 asset, which is recorded at fair value on our Consolidated Balance Sheets:

	Three Months Ended March 31,
	2015	2014
Asset:
Tax Increment Financing Bond:
Beginning balance	$12,447	$13,403
Unrealized gains (in AOCL)	193	165
Ending balance	$12,640	$13,568

During 2007, we acquired a tax increment financing bond associated with a parking garage developed by us. This bond amortizes to maturity in 2020. The estimated fair value at March 31, 2015 was $0.2 million below the outstanding principal due on the bond. If the discount rate used to fair value this bond was 100 basis points higher or lower, the fair value of the bond would have been $0.4 million lower or $0.4 million higher, respectively, as of March 31, 2015. We intend to hold this bond and have concluded that we will not be required to sell this bond before recovery of the bond principal. Payment of the principal and interest for the bond is guaranteed by us. We have recorded no credit losses related to the bond during the three months ended March 31, 2015 and 2014. There is no legal right of offset with the liability, which we report as a financing obligation, related to this tax increment financing bond.

The following table sets forth quantitative information about the unobservable input of our Level 3 asset, which is recorded at fair value on our Consolidated Balance Sheets:

	Valuation Technique	Unobservable Input	Rate as of
			March 31, 2015	December 31, 2014
Asset:
Tax increment financing bond	Income approach	Discount rate	8.6%	8.4%

10.	Share-Based Payments

During the three months ended March 31, 2015, the Company granted 197,408 stock options with an exercise price equal to the closing market price of a share of Common Stock on the date of grant. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model, which resulted in a weighted average grant date fair value per share of $6.19. During the three months ended March 31, 2015, the Company also granted 66,845 shares of time-based restricted stock and 56,726 shares of total return-based restricted stock with weighted average grant date fair values per share of $45.89 and $43.79, respectively. We recorded share-based compensation expense of $3.9 million and $4.3 million during the three months ended March 31, 2015 and 2014, respectively. At March 31, 2015, there was $7.7 million of total unrecognized share-based compensation costs, which will be recognized over a weighted average remaining contractual term of 2.8 years.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

11.	Accumulated Other Comprehensive Loss

The following table sets forth the components of AOCL:

	Three Months Ended March 31,
	2015	2014
Tax increment financing bond:
Beginning balance	$(445)	$(1,029)
Unrealized gains on tax increment financing bond	193	165
Ending balance	(252)	(864)
Cash flow hedges:
Beginning balance	(3,467)	(1,582)
Unrealized losses on cash flow hedges	(2,914)	(1,404)
Amortization of cash flow hedges (1)	924	928
Ending balance	(5,457)	(2,058)
Total accumulated other comprehensive loss	$(5,709)	$(2,922)
__________
(1)    Amounts reclassified out of AOCL into contractual interest expense.

12.	Real Estate and Other Assets Held For Sale

The following table sets forth the major classes of assets of our real estate and other assets, net, held for sale:

	March 31, 2015	December 31, 2014
Assets:
Land held for development	$2,961	$995
Net real estate assets	2,961	995
Prepaid expenses and other assets	19	43
Real estate and other assets, net, held for sale	$2,980	$1,038

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

13.	Earnings Per Share and Per Unit

The following table sets forth the computation of basic and diluted earnings per share of the Company:

	Three Months Ended March 31,
	2015	2014
Earnings per Common Share - basic:
Numerator:
Income from continuing operations	$20,835	$13,192
Net (income) attributable to noncontrolling interests in the Operating Partnership from continuing operations	(596)	(386)
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(296)	(423)
Dividends on Preferred Stock	(627)	(627)
Income from continuing operations available for common stockholders	19,316	11,756
Income from discontinued operations	—	384
Net (income) attributable to noncontrolling interests in the Operating Partnership from discontinued operations	—	(12)
Income from discontinued operations available for common stockholders	—	372
Net income available for common stockholders	$19,316	$12,128
Denominator:
Denominator for basic earnings per Common Share – weighted average shares	93,222	89,966
Earnings per Common Share - basic:
Income from continuing operations available for common stockholders	$0.21	$0.13
Income from discontinued operations available for common stockholders	—	—
Net income available for common stockholders	$0.21	$0.13
Earnings per Common Share - diluted:
Numerator:
Income from continuing operations	$20,835	$13,192
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(296)	(423)
Dividends on Preferred Stock	(627)	(627)
Income from continuing operations available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	19,912	12,142
Income from discontinued operations available for common stockholders	—	384
Net income available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	$19,912	$12,526
Denominator:
Denominator for basic earnings per Common Share – weighted average shares	93,222	89,966
Add:
Stock options using the treasury method	124	124
Noncontrolling interests Common Units	2,933	2,940
Denominator for diluted earnings per Common Share – adjusted weighted average shares and assumed conversions (1) (2)	96,279	93,030
Earnings per Common Share - diluted:
Income from continuing operations available for common stockholders	$0.21	$0.13
Income from discontinued operations available for common stockholders	—	—
Net income available for common stockholders	$0.21	$0.13
__________

(1)
There were 0.2 million and 0.3 million options outstanding during the three months ended March 31, 2015 and 2014, respectively, that were not included in the computation of diluted earnings per share because the impact of including such options would be anti-dilutive.

(2)	Includes all unvested restricted stock where dividends on such restricted stock are non-forfeitable.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

13.	Earnings Per Share and Per Unit - Continued

The following table sets forth the computation of basic and diluted earnings per unit of the Operating Partnership:

	Three Months Ended March 31,
	2015	2014
Earnings per Common Unit - basic:
Numerator:
Income from continuing operations	$20,835	$13,192
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(296)	(423)
Distributions on Preferred Units	(627)	(627)
Income from continuing operations available for common unitholders	19,912	12,142
Income from discontinued operations available for common unitholders	—	384
Net income available for common unitholders	$19,912	$12,526
Denominator:
Denominator for basic earnings per Common Unit – weighted average units	95,746	92,497
Earnings per Common Unit - basic:
Income from continuing operations available for common unitholders	$0.21	$0.13
Income from discontinued operations available for common unitholders	—	0.01
Net income available for common unitholders	$0.21	$0.14
Earnings per Common Unit - diluted:
Numerator:
Income from continuing operations	$20,835	$13,192
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(296)	(423)
Distributions on Preferred Units	(627)	(627)
Income from continuing operations available for common unitholders	19,912	12,142
Income from discontinued operations available for common unitholders	—	384
Net income available for common unitholders	$19,912	$12,526
Denominator:
Denominator for basic earnings per Common Unit – weighted average units	95,746	92,497
Add:
Stock options using the treasury method	124	124
Denominator for diluted earnings per Common Unit – adjusted weighted average units and assumed conversions (1) (2)	95,870	92,621
Earnings per Common Unit - diluted:
Income from continuing operations available for common unitholders	$0.21	$0.13
Income from discontinued operations available for common unitholders	—	0.01
Net income available for common unitholders	$0.21	$0.14
__________

(1)
There were 0.2 million and 0.3 million options outstanding during the three months ended March 31, 2015 and 2014, respectively, that were not included in the computation of diluted earnings per unit because the impact of including such options would be anti-dilutive.

(2)	Includes all unvested restricted stock where dividends on such restricted stock are non-forfeitable.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

14.	Segment Information

The following tables summarize the rental and other revenues and net operating income, the primary industry property-level performance metric used by our chief operating decision maker which is defined as rental and other revenues less rental property and other expenses, for each of our reportable segments. Our segment information for the three months ended March 31, 2014 has been retrospectively revised from previously reported amounts to reflect a change in our reportable segments.

	Three Months Ended March 31,
	2015	2014
Rental and Other Revenues:
Office:
Atlanta, GA	$24,782	$22,977
Greensboro, NC	5,440	6,450
Greenville, SC	—	841
Kansas City, MO	4,216	4,097
Memphis, TN	11,734	9,835
Nashville, TN	21,816	19,605
Orlando, FL	10,834	8,920
Pittsburgh, PA	14,549	13,757
Raleigh, NC	23,441	21,491
Richmond, VA	10,584	11,743
Tampa, FL	18,427	16,627
Total Office Segment	145,823	136,343
Retail:
Kansas City, MO	8,563	9,218
Total Retail Segment	8,563	9,218
Other	2,924	2,892
Total Rental and Other Revenues	$157,310	$148,453

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

14.	Segment Information - Continued

	Three Months Ended March 31,
	2015	2014
Net Operating Income:
Office:
Atlanta, GA	$15,367	$13,697
Greensboro, NC	3,426	3,998
Greenville, SC	—	475
Kansas City, MO	2,749	2,605
Memphis, TN	7,389	5,607
Nashville, TN	15,232	13,153
Orlando, FL	6,483	5,376
Pittsburgh, PA	7,962	7,193
Raleigh, NC	16,271	15,032
Richmond, VA	6,880	7,676
Tampa, FL	11,220	10,035
Total Office Segment	92,979	84,847
Retail:
Kansas City, MO	4,712	5,265
Total Retail Segment	4,712	5,265
Other	2,106	1,951
Total Net Operating Income	99,797	92,063
Reconciliation to income from continuing operations before disposition of investment properties and activity in unconsolidated affiliates:
Depreciation and amortization	(50,308)	(48,165)
General and administrative expenses	(11,437)	(10,714)
Interest expense	(21,423)	(21,362)
Other income	1,238	1,399
Income from continuing operations before disposition of investment properties and activity in unconsolidated affiliates	$17,867	$13,221

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

Disclosure Regarding Forward-Looking Statements

Some of the information in this Quarterly Report may contain forward-looking statements. Such statements include, in particular, statements about our plans, strategies and prospects under this section. You can identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions or expectations will be achieved. When considering such forward-looking statements, you should keep in mind the following important factors that could cause our actual results to differ materially from those contained in any forward-looking statement:

•	the financial condition of our customers could deteriorate;

•	we may not be able to lease or re-lease second generation space, defined as previously occupied space that becomes available for lease, quickly or on as favorable terms as old leases;

•	we may not be able to lease our newly constructed buildings as quickly or on as favorable terms as originally anticipated;

•	we may not be able to complete development, acquisition, reinvestment, disposition or joint venture projects as quickly or on as favorable terms as anticipated;

•	development activity by our competitors in our existing markets could result in an excessive supply relative to customer demand;

•	our markets may suffer declines in economic growth;

•	unanticipated increases in interest rates could increase our debt service costs;

•	unanticipated increases in operating expenses could negatively impact our operating results;

•
we may not be able to meet our liquidity requirements or obtain capital on favorable terms to fund our working capital needs and growth initiatives or repay or refinance outstanding debt upon maturity; and

•	the Company could lose key executive officers.

This list of risks and uncertainties, however, is not intended to be exhaustive. You should also review the other cautionary statements we make in “Business – Risk Factors” set forth in our 2014 Annual Report on Form 10-K. Given these uncertainties, you should not place undue reliance on forward-looking statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements to reflect any future events or circumstances or to reflect the occurrence of unanticipated events.

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

Revenues

Our operating results depend heavily on successfully leasing and operating the office space in our portfolio. Economic growth and employment levels in our core markets are and will continue to be important factors in predicting our future operating results.

The key components affecting our rental and other revenues are average occupancy, rental rates, cost recovery income, new developments placed in service, acquisitions and dispositions. Average occupancy generally increases during times of improving economic growth, as our ability to lease space outpaces vacancies that occur upon the expirations of existing leases. Average occupancy generally declines during times of slower economic growth, when new vacancies tend to outpace our ability to lease space. Asset acquisitions, dispositions and new developments placed in service directly impact our rental revenues and could impact our average occupancy, depending upon the occupancy rate of the properties that are acquired, sold or placed in service. A further indicator of the predictability of future revenues is the expected lease expirations of our portfolio. As a result, in addition to seeking to increase our average occupancy by leasing current vacant space, we also must concentrate our leasing efforts on renewing our existing leases prior to expiration. For more information regarding our lease expirations, see "Properties - Lease Expirations" in our 2014 Annual Report on Form 10-K. Our occupancy for our office portfolio increased from 91.2% at December 31, 2014 to 91.5% at March 31, 2015. We expect average occupancy for our office portfolio to be approximately 92% to 93% for the remainder of 2015.

Whether or not our rental revenue tracks average occupancy proportionally depends upon whether GAAP rents under signed new and renewal leases are higher or lower than the GAAP rents under expiring leases. Annualized rental revenues from second generation leases expiring during any particular year are generally less than 15% of our total annual rental revenues. The following table sets forth information regarding second generation office leases signed during the first quarter of 2015 (we define second generation office leases as leases with new customers and renewals of existing customers in office space that has been previously occupied under our ownership and leases with respect to vacant space in acquired buildings):

	New	Renewal	All Office
Leased space (in rentable square feet)	312,697	945,856	1,258,553
Average term (in years - rentable square foot weighted)	9.0	8.1	8.3
Base rents (per rentable square foot) (1)	$26.75	$24.74	$25.24
Rent concessions (per rentable square foot) (1)	(1.09)	(0.26)	(0.47)
GAAP rents (per rentable square foot) (1)	$25.66	$24.48	$24.77
Tenant improvements (per rentable square foot) (1)	$3.71	$1.98	$2.41
Leasing commissions (per rentable square foot) (1)	$0.93	$0.51	$0.61
__________

(1)	Weighted average per rentable square foot on an annual basis over the lease term.

Compared to previous leases in the same office spaces, annual combined GAAP rents for new and renewal leases signed in the first quarter were $24.77 per rentable square foot, or 9.8% higher.

We strive to maintain a diverse, stable and creditworthy customer base. We have an internal guideline whereby customers that account for more than 3% of our revenues are periodically reviewed with the Company's Board of Directors. As of March 31, 2015, no customer accounted for more than 3% of our cash revenues other than the Federal Government, which accounted for less than 6% of our cash revenues on an annualized basis. Upon the completion of the MetLife I and II development projects in Raleigh, the first of which was delivered in the first quarter of 2015 and the second of which is scheduled for delivery in the second quarter of 2015, it is expected that Metropolitan Life Insurance will account for approximately 2.6% of our revenues based on annualized cash revenues for March 2015. Upon completion of the Bridgestone Americas development project in Nashville, which is scheduled for delivery in mid-to-late 2017, it is expected that Bridgestone Americas, Inc., the U.S. subsidiary of Bridgestone Corporation, will account for approximately 3.2% of our revenues based on annualized cash revenues for March 2015.

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

Net Operating Income

Whether or not we record growing same property net operating income (“NOI”) depends upon our ability to garner higher rental revenues, whether from higher average occupancy, higher GAAP rents per rentable square foot or higher cost recovery income, that exceed any corresponding growth in operating expenses. Same property NOI from continuing operations was $6.5 million, or 7.5%, higher in the first quarter of 2015 as compared to 2014 due to an increase in same property revenues of $8.0 million offset by an increase of $1.4 million in same property expenses. We expect same property NOI to be higher in the remainder of 2015 compared to 2014 from higher rental revenues, mostly from higher average GAAP rents per rentable square foot and higher cost recovery income, which are expected to more than offset a corresponding increase in same property operating expenses.

In addition to the effect of same property NOI, whether or not overall NOI increases depends upon whether the NOI from our acquired properties and development properties placed in service exceeds the NOI from sold properties. NOI from continuing operations was $7.7 million, or 8.4%, higher in the first quarter of 2015 as compared to 2014 due to the full year impact of acquisitions and development properties placed in service in 2014 and the partial year impact of development properties placed in service in 2015, offset by NOI lost from sold properties. We expect overall NOI to be higher in the remainder of 2015 compared to 2014 due to the full year impact of our net investment activity in 2014.

Cash Flows

In calculating net cash related to operating activities, depreciation and amortization, which are non-cash expenses, are added back to net income. As a result, we have historically generated a positive amount of cash from operating activities. From period to period, cash flow from operations depends primarily upon changes in our net income, as discussed more fully below under “Results of Operations,” changes in receivables and payables, and net additions or decreases in our overall portfolio, which affect the amount of depreciation and amortization expense.

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

Liquidity and Capital Resources

We intend to maintain a conservative and flexible balance sheet with access to multiple sources of debt and equity capital and sufficient availability under our revolving credit facility that allows us to capitalize on favorable development and acquisition opportunities as they arise.

Rental and other revenues are our principal source of funds to meet our short-term liquidity requirements. Other sources of funds for short-term liquidity needs include available working capital and borrowings under our existing revolving credit facility, which had $235.8 million of availability at April 20, 2015. Our short-term liquidity requirements primarily consist of operating expenses, interest and principal amortization on our debt, distributions and capital expenditures, including building improvement costs, tenant improvement costs and lease commissions. Building improvements are capital costs to maintain or enhance existing buildings not typically related to a specific customer. Tenant improvements are the costs required to customize space for the specific needs of customers. We anticipate that our available cash and cash equivalents and cash provided by operating activities, together with cash available from borrowings under our revolving credit facility, will be adequate to meet our short-term liquidity requirements. We use our revolving credit facility for working capital purposes and for the short-term funding of our development and acquisition activity and, in certain instances, the repayment of other debt. The continued ability to borrow under the revolving credit facility allows us to quickly capitalize on strategic opportunities at short-term interest rates.

Our long-term liquidity uses generally consist of the retirement or refinancing of debt upon maturity (including mortgage debt, our revolving credit facility, term loans and other unsecured debt), funding of existing and new building development and land infrastructure projects and funding acquisitions of buildings and development land. Our expected future capital expenditures for started and/or committed new development projects were approximately $274 million at March 31, 2015. Additionally, we may, from time to time, retire some or all of our remaining outstanding Preferred Stock and/or unsecured debt securities through redemptions, open market repurchases, privately negotiated acquisitions or otherwise.

We expect to meet our long-term liquidity needs through a combination of:

•	cash flow from operating activities;

•	bank term loans and borrowings under our revolving credit facility;

•	the issuance of unsecured debt;

•	the issuance of secured debt;

•	the issuance of equity securities by the Company or the Operating Partnership; and

•	the disposition of non-core assets.

We generally expect to grow our company on a leverage neutral basis by maintaining a leverage ratio of 40% to 45% as measured by the percentage of the undepreciated book value of our assets represented by our mortgages and notes payable and outstanding preferred stock. At March 31, 2015, our leverage ratio was 41.8% and there were 97.1 million diluted shares outstanding.

Investment Activity

We anticipate commencing up to $250 million of new development during the remainder of 2015. Such projects would likely not be placed in service until 2016 or beyond. To date in 2015, we have sold $9 million of non-core assets. We anticipate acquiring up to $300 million of new properties and selling up to an additional $191 million of non-core assets during the remainder of 2015. We generally seek to acquire and develop assets that improve the average quality of our overall portfolio and deliver consistent and sustainable value for our stockholders over the long-term. Whether or not an asset acquisition or new development results in higher per share net income or funds from operations ("FFO") in any given period depends upon a number of factors, including whether the NOI for any such period exceeds the actual cost of capital used to finance the acquisition. Sales of non-core assets could result in lower per share net income or FFO in any given period in the event the resulting use of proceeds does not exceed the capitalization rate on the sold properties. Forward-looking information regarding 2015 operating performance contained herein and below under "Results of Operations" excludes the impact of any potential acquisitions or dispositions.

Results of Operations

Three Months Ended March 31, 2015 and 2014

Rental and Other Revenues

Rental and other revenues were $8.9 million, or 6.0%, higher in the first quarter of 2015 as compared to 2014 primarily due to 2014 acquisitions and recent development properties placed in service and higher same property revenues, which increased rental and other revenues by $6.3 million and $8.0 million, respectively. Same property rental and other revenues were higher primarily due to an increase in average occupancy to 91.7% in the first quarter of 2015 from 89.5% in the first quarter of 2014, higher average GAAP rents per rentable square foot and higher cost recovery income in the first quarter of 2015. These increases were partly offset by $5.2 million in lost revenue from property dispositions. We expect rental and other revenues for the remainder of 2015 to increase over 2014 primarily due to the full year contribution of acquisitions closed in 2014 and recent development properties placed in service, partly offset by lost revenue from property dispositions. We also expect higher average GAAP rents per rentable square foot and higher cost recovery income in our same property portfolio.

Operating Expenses

Rental property and other expenses were $1.1 million, or 2.0%, higher in the first quarter of 2015 as compared to 2014 primarily due to 2014 acquisitions and recent development properties placed in service and higher same property operating expenses, which increased operating expenses by $1.9 million and $1.4 million, respectively. Same property operating expenses were higher primarily due to higher property taxes and janitorial and other building-related services in the first quarter of 2015, partly offset by lower utilities in the first quarter of 2015. These increases were partly offset by a $2.0 million decrease in operating expenses from property dispositions. We expect rental property and other expenses for the remainder of 2015 to increase over 2014 primarily due to the full year contribution of acquisitions closed in 2014 and recent development properties placed in service, partly offset by lower operating expenses due to property dispositions. We also expect higher same property operating expenses resulting from higher janitorial and other building-related services, utilities and property taxes.

Depreciation and amortization was $2.1 million, or 4.4%, higher in the first quarter of 2015 as compared to 2014 primarily due to 2014 acquisitions and recent development properties placed in service, partly offset by lower depreciation and amortization due to property dispositions. We expect depreciation and amortization for the remainder of 2015 to increase over 2014 for similar reasons.

General and administrative expenses were $0.7 million, or 6.7%, higher in the first quarter of 2015 as compared to 2014 primarily due to higher company-wide base salaries and benefits in the first quarter of 2015. We expect general and administrative expenses for the remainder of 2015 to remain relatively consistent with 2014. First quarter general and administrative expenses are typically higher than in subsequent quarters due to higher long-term equity incentive compensation recognized for certain employees who meet the age and service eligibility requirements under our retirement plan. Long-term equity incentive compensation awards are typically issued during the first quarter of each year.

Interest Expense

Interest expense was relatively unchanged in the first quarter of 2015 as compared to 2014 primarily due to higher average debt balances offset by higher capitalized interest. We expect interest expense for the remainder of 2015 to increase over 2014 primarily due to higher average debt balances and higher average interest rates on our variable rate debt due to expected increases in 30-day LIBOR.

Other Income

Other income was $0.2 million, or 11.5%, lower in the first quarter of 2015 as compared to 2014 primarily due to the repayments in the first quarter of 2014 of $16.5 million of mortgages receivable. Other income for the remainder of 2015 may decrease over 2014 primarily due to the possible early repayment of our remaining mortgage receivable in 2015.

Gains on Disposition of Property and Net Gains on Disposition of Discontinued Operations

With the adoption of the discontinued operations accounting standard update in the second quarter of 2014, gains on disposition of property are now generally included in continuing operations. Prior to adoption, such gains were generally classified as discontinued operations. Total gains were $0.8 million higher in the first quarter of 2015 as compared to 2014 due to the net effect of the disposition activity in such years.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $1.8 million higher in the first quarter of 2015 as compared to 2014 primarily due to our $1.1 million share of a gain recognized by Highwoods DLF 97/26 DLF 99/32, LP in the first quarter of 2015 and a $0.4 million net impairment of our previous investment in Board of Trade Investment Company in the first quarter of 2014.

Earnings Per Common Share - Diluted

Diluted earnings per common share was $0.08, or 61.5%, higher in the first quarter of 2015 as compared to 2014 due to an increase in net income for the reasons discussed above offset by an increase in the weighted average Common Shares outstanding.

Liquidity and Capital Resources

Statements of Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in the Company’s cash flows ($ in thousands):

	Three Months Ended March 31,
	2015	2014	Change
Net Cash Provided By Operating Activities	$33,106	$31,384	$1,722
Net Cash Used In Investing Activities	(47,135)	(44,252)	(2,883)
Net Cash Provided By Financing Activities	16,578	16,028	550
Total Cash Flows	$2,549	$3,160	$(611)

The increase in net cash provided by operating activities in the first quarter of 2015 as compared to 2014 was primarily due to higher net cash from the operations of properties acquired in 2014 and recent development properties placed in service, partly offset by higher cash paid for operating expenses in 2015. We expect net cash related to operating activities for the remainder of 2015 to be higher as compared to 2014 due to the full year impact of properties acquired in 2014, recent development properties placed in service and higher cash flows from leases signed in 2014 and prior years as free rent periods expire.

The increase in net cash used in investing activities in the first quarter of 2015 as compared to 2014 was primarily due to the repayments of mortgages and notes receivable and lower investments in tenant improvements in 2014, partly offset by lower development activity and higher net proceeds from dispositions of real estate assets in 2015. We expect uses of cash for investing activities for the remainder of 2015 to be primarily driven by our plans to acquire and commence development of office buildings. Additionally, as of March 31, 2015, we have $274 million left to fund of our previously-announced development activity. We expect these uses of cash for investing activities will be partially offset by proceeds from non-core dispositions for the remainder of 2015.

The increase in net cash provided by financing activities in the first quarter of 2015 as compared to 2014 was primarily due to higher proceeds from the issuance of Common Stock in 2015, partly offset by lower net debt borrowings in 2015 and higher aggregate dividends on Common Stock due to a higher number of shares outstanding in 2015. Assuming the net effect of our acquisition, disposition and development activity in the remainder of 2015 results in an increase in our assets, we would expect outstanding debt balances to increase. However, because we plan to continue to maintain a flexible and conservative balance sheet with mortgages and notes payable and outstanding preferred stock representing around 40% to 45% of the undepreciated book value of our assets, we would also expect higher outstanding balances of Common Stock in such event.

Capitalization

The following table sets forth the Company’s capitalization (in thousands, except per share amounts):

	March 31, 2015	December 31, 2014
Mortgages and notes payable, at recorded book value	$2,089,226	$2,071,389
Financing obligations	$23,519	$23,519
Preferred Stock, at liquidation value	$29,050	$29,060
Common Stock outstanding	94,047	92,907
Common Units outstanding (not owned by the Company)	2,910	2,937
Per share stock price at period end	$45.78	$44.28
Market value of Common Stock and Common Units	$4,438,691	$4,243,972
Total capitalization	$6,580,486	$6,367,940

At March 31, 2015, our mortgages and notes payable and outstanding preferred stock represented 32.2% of our total capitalization and 41.8% of the undepreciated book value of our assets.

Our mortgages and notes payable as of March 31, 2015 consisted of $311.5 million of secured indebtedness with a weighted average interest rate of 5.95% and $1,777.7 million of unsecured indebtedness with a weighted average interest rate of 3.94%. The secured indebtedness was collateralized by real estate assets with an aggregate undepreciated book value of $583.2 million. As of March 31, 2015, all but $428.0 million of our debt bears interest at fixed rates or is protected by interest rate hedge contracts.

Investment Activity

In the normal course of business, we regularly evaluate potential acquisitions. As a result, from time to time, we may have one or more potential acquisitions under consideration that are in varying stages of evaluation, negotiation or due diligence, including potential acquisitions that are subject to non-binding letters of intent or enforceable contracts. Consummation of any transaction is subject to a number of contingencies, including the satisfaction of customary closing conditions. No assurances can be provided that we will acquire any properties in the future. See "Item 1A. Risk Factors - Recent and future acquisitions and development properties may fail to perform in accordance with our expectations and may require renovation and development costs exceeding our estimates" in our 2014 Annual Report on Form 10-K.

During the first quarter of 2015, we sold:

•	two buildings for an aggregate sale price of $3.5 million and recorded aggregate gains on disposition of property of $0.4 million; and

•	land for a sale price of $2.5 million and recorded a gain on disposition of property of $0.8 million.

As of March 31, 2015, we were developing 1,209,500 rentable square feet of properties. The following table summarizes these developments:

Property	Market	Rentable Square Feet	Anticipated Total Investment (1)	Investment As Of March 31, 2015 (1)	Pre Leased %	Estimated Completion	Estimated Stabilization
			($ in thousands)
MetLife II	Raleigh	213,500	$57,000	$53,243	100.0%	2Q 15	2Q 17
Biologics	Raleigh	75,000	14,900	12,391	100.0%	3Q 15	3Q 15
Plaza 211	Kansas City	28,000	17,000	5,547	—	3Q 15	3Q 16
Laser Spine Institute	Tampa	176,000	56,000	17,304	100.0%	1Q 16	1Q 16
Seven Springs West	Nashville	203,000	59,000	10,842	76.0%	3Q 16	3Q 18
Bridgestone Americas	Nashville	514,000	200,000	30,080	98.5%	3Q 17	3Q 17
		1,209,500	$403,900	$129,407	93.0%
			$ Weighted %		91.5%
__________

(1)	Includes deferred lease commissions which are classified in deferred leasing costs on our Consolidated Balance Sheet.

Financing Activity

We have entered into separate sales agreements with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Robert W. Baird & Co. Incorporated, BB&T Capital Markets, a division of BB&T Securities, LLC, Capital One Securities, Inc., Comerica Securities, Inc., Jefferies LLC, Mitsubishi UFJ Securities (USA), Inc., Morgan Stanley & Co. LLC, Piper Jaffray & Co., RBC Capital Markets, LLC and Wells Fargo Securities, LLC. During the first quarter of 2015, the Company issued 914,126 shares of Common Stock at an average gross sales price of $45.34 per share and received net proceeds, after sales commissions, of $40.8 million. We paid an aggregate of $0.6 million in sales commissions to Wells Fargo Securities, LLC and Jefferies LLC during the first quarter of 2015.

Our $475.0 million unsecured revolving credit facility is scheduled to mature in January 2018 and includes an accordion feature that allows for an additional $75.0 million of borrowing capacity subject to additional lender commitments. Assuming no defaults have occurred, we have an option to extend the maturity for two additional six month periods. The interest rate at our current credit ratings is LIBOR plus 110 basis points and the annual facility fee is 20 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody's Investors Service or Standard & Poor's Ratings Services. There was $228.0 million and $239.0 million outstanding under our revolving credit facility at March 31, 2015 and April 20, 2015, respectively. At both March 31, 2015 and April 20, 2015, we had $0.2 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at March 31, 2015 and April 20, 2015 was $246.8 million and $235.8 million, respectively.

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

Off Balance Sheet Arrangements

During the first quarter of 2015, Highwoods DLF 97/26 DLF 99/32, LP sold a building to an unrelated third party for a sale price of $7.0 million and recorded a gain on disposition of property of $2.1 million. We recorded $1.1 million as our share of this gain through equity in earnings of unconsolidated affiliates.

Critical Accounting Estimates

There were no changes made by management to the critical accounting policies in the three months ended March 31, 2015. For a description of our critical accounting estimates, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our 2014 Annual Report on Form 10-K.

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

The following table sets forth the Company's FFO, FFO available for common stockholders and FFO available for common stockholders per share ($ in thousands, except per share amounts):

	Three Months Ended March 31,
	2015	2014
Funds from operations:
Net income	$20,835	$13,576
Net (income) attributable to noncontrolling interests in consolidated affiliates	(296)	(423)
Depreciation and amortization of real estate assets	49,678	47,593
(Gains) on disposition of depreciable properties	(394)	—
Unconsolidated affiliates:
Depreciation and amortization of real estate assets	846	1,031
Impairment of investment in unconsolidated affiliate	—	1,353
(Gains) on disposition of depreciable properties	(1,071)	(955)
Discontinued operations:
(Gains) on disposition of depreciable properties	—	(384)
Funds from operations	69,598	61,791
Dividends on Preferred Stock	(627)	(627)
Funds from operations available for common stockholders	$68,971	$61,164
Funds from operations available for common stockholders per share	$0.72	$0.66
Weighted average shares outstanding (1)	96,279	93,030
__________

(1)	Includes assumed conversion of all potentially dilutive Common Stock equivalents.

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

As of March 31, 2015, our same property portfolio consisted of 235 in-service properties encompassing 27.5 million rentable square feet that were wholly owned during the entirety of the periods presented (from January 1, 2014 to March 31, 2015). As of December 31, 2014, our same property portfolio consisted of 223 in-service properties encompassing 24.2 million rentable square feet that were wholly owned during the entirety of the periods presented (from January 1, 2013 to December 31, 2014). The change in our same property portfolio was due to the addition of 11 properties encompassing 3.2 million rentable square feet acquired during 2013 and three newly developed properties encompassing 0.2 million rentable square feet placed in service during 2013. These additions were offset by the removal of two properties encompassing 0.1 million rentable square feet that were sold during 2015.

Rental and other revenues related to properties not in our same property portfolio were $9.4 million and $8.5 million for the three months ended March 31, 2015 and 2014, respectively. Rental property and other expenses related to properties not in our same property portfolio were $3.3 million and $3.6 million for the three months ended March 31, 2015 and 2014, respectively.

The following table sets forth the Company’s NOI and same property NOI:

	Three Months Ended March 31,
	2015	2014
Income from continuing operations before disposition of investment properties and activity in unconsolidated affiliates	$17,867	$13,221
Other income	(1,238)	(1,399)
Interest expense	21,423	21,362
General and administrative expenses	11,437	10,714
Depreciation and amortization	50,308	48,165
Net operating income from continuing operations	99,797	92,063
Less – non same property and other net operating income	(6,074)	(4,870)
Total same property net operating income from continuing operations	$93,723	$87,193

Rental and other revenues	$157,310	$148,453
Rental property and other expenses	57,513	56,390
Total net operating income from continuing operations	99,797	92,063
Less – non same property and other net operating income	(6,074)	(4,870)
Total same property net operating income from continuing operations	$93,723	$87,193

Total same property net operating income from continuing operations	$93,723	$87,193
Less – straight-line rent and lease termination fees	(4,008)	(6,023)
Same property cash net operating income from continuing operations	$89,715	$81,170

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our market risk as of December 31, 2014, see "Quantitative and Qualitative Disclosures About Market Risk" in our 2014 Annual Report on Form 10-K.

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

SEC rules also require us to establish and maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in internal control over financial reporting during the three months ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. There were also no changes in internal control over financial reporting during the three months ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of 2015, the Company issued an aggregate of 26,820 shares of Common Stock to holders of Common Units in the Operating Partnership upon the redemption of a like number of Common Units in private offerings exempt from the registration requirements pursuant to Section 4(2) of the Securities Act. Each of the holders of Common Units was an accredited investor under Rule 501 of the Securities Act. The resale of such shares was registered by the Company under the Securities Act.

The following table sets forth information related to shares of Common Stock surrendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock during the first quarter of 2015:

	Total Number of Shares Purchased	Weighted Average Price Paid per Share

January 1 to January 31	—	$—
February 1 to February 28	49,317	45.61
March 1 to March 31 (1)	24,281	45.61
Total	73,598	$45.61
__________

(1)	Shares that vested on March 1, 2015 were valued using the February 28, 2015 stock price.

ITEM 6. EXHIBITS

Exhibit Number	Description
12.1	Statement re: Computation of Ratios of the Company
12.2	Statement re: Computation of Ratios of the Operating Partnership
31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Company
31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Company
31.3	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Operating Partnership
31.4	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Operating Partnership
32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Company
32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Company
32.3	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Operating Partnership
32.4	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Operating Partnership
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: April 28, 2015