Form 10-Q
period 2015-06-30
HIGHWOODS PROPERTIES INC; HIGHWOODS REALTY LTD PARTNERSHIP
filed 2015-08-04
CIK 921082, 941713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The Company had 94,118,906 shares of Common Stock outstanding as of July 27, 2015.

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

Certain information contained herein is presented as of July 27, 2015, the latest practicable date for financial information prior to the filing of this Quarterly Report.

This report combines the Quarterly Reports on Form 10-Q for the period ended June 30, 2015 of the Company and the Operating Partnership. We believe combining the quarterly reports into this single report results in the following benefits:

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

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2015

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HIGHWOODS PROPERTIES, INC.
Consolidated Balance Sheets
(Unaudited and in thousands, except share and per share data)

	June 30, 2015	December 31, 2014
		(as revised)
Assets:
Real estate assets, at cost:
Land	$407,180	$384,301
Buildings and tenant improvements	3,991,536	3,807,315
Development in process	104,693	205,971
Land held for development	76,955	79,355
	4,580,364	4,476,942
Less-accumulated depreciation	(1,066,945)	(1,024,936)
Net real estate assets	3,513,419	3,452,006
Real estate and other assets, net, held for sale	10,631	1,038
Cash and cash equivalents	4,939	8,832
Restricted cash	15,703	14,595
Accounts receivable, net of allowance of $1,487 and $1,314, respectively	27,027	48,557
Mortgages and notes receivable, net of allowance of $410 and $275, respectively	5,935	13,116
Accrued straight-line rents receivable, net of allowance of $1,022 and $600, respectively	151,028	142,037
Investments in and advances to unconsolidated affiliates	43,979	50,685
Deferred financing and leasing costs, net of accumulated amortization of $119,396 and $112,804, respectively	223,380	228,768
Prepaid expenses and other assets, net of accumulated amortization of $15,242 and $14,259, respectively	43,601	39,489
Total Assets	$4,039,642	$3,999,123
Liabilities, Noncontrolling Interests in the Operating Partnership and Equity:
Mortgages and notes payable	$2,124,028	$2,071,389
Accounts payable, accrued expenses and other liabilities	214,131	237,633
Financing obligation	8,962	8,962
Total Liabilities	2,347,121	2,317,984
Commitments and contingencies
Noncontrolling interests in the Operating Partnership	116,260	130,048
Equity:
Preferred Stock, $.01 par value, 50,000,000 authorized shares;
8.625% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 29,050 and 29,060 shares issued and outstanding, respectively	29,050	29,060
Common Stock, $.01 par value, 200,000,000 authorized shares;
94,118,006 and 92,907,310 shares issued and outstanding, respectively	941	929
Additional paid-in capital	2,525,227	2,464,275
Distributions in excess of net income available for common stockholders	(992,425)	(957,370)
Accumulated other comprehensive loss	(4,514)	(3,912)
Total Stockholders’ Equity	1,558,279	1,532,982
Noncontrolling interests in consolidated affiliates	17,982	18,109
Total Equity	1,576,261	1,551,091
Total Liabilities, Noncontrolling Interests in the Operating Partnership and Equity	$4,039,642	$3,999,123

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Income
(Unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Rental and other revenues	$161,136	$152,722	$318,446	$301,175
Operating expenses:
Rental property and other expenses	57,278	55,275	114,791	111,665
Depreciation and amortization	51,240	50,443	101,548	98,608
Impairments of real estate assets	—	588	—	588
General and administrative	8,892	8,733	20,329	19,447
Total operating expenses	117,410	115,039	236,668	230,308
Interest expense:
Contractual	20,857	20,640	41,299	41,390
Amortization of deferred financing costs	828	799	1,628	1,451
Financing obligation	317	(226)	498	(266)
	22,002	21,213	43,425	42,575
Other income:
Interest and other income	1,199	1,410	2,437	2,809
Gains/(losses) on debt extinguishment	(220)	18	(220)	18
	979	1,428	2,217	2,827
Income from continuing operations before disposition of investment properties and activity in unconsolidated affiliates	22,703	17,898	40,570	31,119
Gains on disposition of property	2,412	5,947	3,569	5,947
Equity in earnings of unconsolidated affiliates	1,776	667	3,587	638
Income from continuing operations	26,891	24,512	47,726	37,704
Discontinued operations:
Net gains on disposition of discontinued operations	—	—	—	384
	—	—	—	384
Net income	26,891	24,512	47,726	38,088
Net (income) attributable to noncontrolling interests in the Operating Partnership	(782)	(742)	(1,378)	(1,140)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(328)	(438)	(624)	(861)
Dividends on Preferred Stock	(626)	(627)	(1,253)	(1,254)
Net income available for common stockholders	$25,155	$22,705	$44,471	$34,833
Earnings per Common Share – basic:
Income from continuing operations available for common stockholders	$0.27	$0.25	$0.47	$0.38
Income from discontinued operations available for common stockholders	—	—	—	0.01
Net income available for common stockholders	$0.27	$0.25	$0.47	$0.39
Weighted average Common Shares outstanding – basic	94,055	90,254	93,641	90,111
Earnings per Common Share – diluted:
Income from continuing operations available for common stockholders	$0.27	$0.25	$0.47	$0.38
Income from discontinued operations available for common stockholders	—	—	—	0.01
Net income available for common stockholders	$0.27	$0.25	$0.47	$0.39
Weighted average Common Shares outstanding – diluted	97,049	93,312	96,666	93,172
Dividends declared per Common Share	$0.425	$0.425	$0.850	$0.850
Net income available for common stockholders:
Income from continuing operations available for common stockholders	$25,155	$22,705	$44,471	$34,461
Income from discontinued operations available for common stockholders	—	—	—	372
Net income available for common stockholders	$25,155	$22,705	$44,471	$34,833
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Comprehensive income:
Net income	$26,891	$24,512	$47,726	$38,088
Other comprehensive income/(loss):
Unrealized gains on tax increment financing bond	1	105	194	270
Unrealized gains/(losses) on cash flow hedges	269	(2,846)	(2,645)	(4,250)
Amortization of cash flow hedges	925	944	1,849	1,872
Total other comprehensive income/(loss)	1,195	(1,797)	(602)	(2,108)
Total comprehensive income	28,086	22,715	47,124	35,980
Less-comprehensive (income) attributable to noncontrolling interests	(1,110)	(1,180)	(2,002)	(2,001)
Comprehensive income attributable to common stockholders	$26,976	$21,535	$45,122	$33,979

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Equity
(Unaudited and in thousands, except share amounts)

	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
							(as revised)	(as revised)
Balance at December 31, 2014	92,907,310	$929	$29,060	$2,464,275	$(3,912)	$18,109	$(957,370)	$1,551,091
Issuances of Common Stock, net of issuance costs and tax withholdings	1,055,491	11	—	43,205	—	—	—	43,216
Conversions of Common Units to Common Stock	26,820	—	—	1,206	—	—	—	1,206
Dividends on Common Stock		—	—	—	—	—	(79,526)	(79,526)
Dividends on Preferred Stock		—	—	—	—	—	(1,253)	(1,253)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	11,475	—	—	—	11,475
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(751)	—	(751)
Issuances of restricted stock	128,951	—	—	—	—	—	—	—
Redemptions/repurchases of Preferred Stock		—	(10)	—	—	—	—	(10)
Share-based compensation expense, net of forfeitures	(566)	1	—	5,066	—	—	—	5,067
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(1,378)	(1,378)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	624	(624)	—
Comprehensive income:
Net income		—	—	—	—	—	47,726	47,726
Other comprehensive loss		—	—	—	(602)	—	—	(602)
Total comprehensive income								47,124
Balance at June 30, 2015	94,118,006	$941	$29,050	$2,525,227	$(4,514)	$17,982	$(992,425)	$1,576,261

	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
							(as revised)	(as revised)
Balance at December 31, 2013	89,920,915	$899	$29,077	$2,370,368	$(2,611)	$21,396	$(911,662)	$1,507,467
Issuances of Common Stock, net of issuance costs and tax withholdings	281,992	3	—	8,709	—	—	—	8,712
Conversions of Common Units to Common Stock	4,417	—	—	162	—	—	—	162
Dividends on Common Stock		—	—	—	—	—	(76,605)	(76,605)
Dividends on Preferred Stock		—	—	—	—	—	(1,254)	(1,254)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	(18,337)	—	—	—	(18,337)
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(940)	—	(940)
Issuances of restricted stock	154,383	—	—	—	—	—	—	—
Share-based compensation expense, net of forfeitures		2	—	5,379	—	—	—	5,381
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(1,140)	(1,140)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	861	(861)	—
Comprehensive income:
Net income		—	—	—	—	—	38,088	38,088
Other comprehensive loss		—	—	—	(2,108)	—	—	(2,108)
Total comprehensive income								35,980
Balance at June 30, 2014	90,361,707	$904	$29,077	$2,366,281	$(4,719)	$21,317	$(953,434)	$1,459,426

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Six Months Ended June 30,
	2015	2014
Operating activities:
Net income	$47,726	$38,088
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	101,548	98,608
Amortization of lease incentives and acquisition-related intangible assets and liabilities	9	234
Share-based compensation expense	5,067	5,381
Allowance for losses on accounts and accrued straight-line rents receivable	1,174	1,278
Accrued interest on mortgages and notes receivable	(268)	(232)
Amortization of deferred financing costs	1,628	1,451
Amortization of cash flow hedges	1,849	1,872
Amortization of mortgages and notes payable fair value adjustments	84	(902)
Impairments of real estate assets	—	588
(Gains)/losses on debt extinguishment	220	(18)
Net gains on disposition of property	(3,569)	(6,331)
Equity in earnings of unconsolidated affiliates	(3,587)	(638)
Changes in financing obligation	162	(628)
Distributions of earnings from unconsolidated affiliates	3,438	1,216
Changes in operating assets and liabilities:
Accounts receivable	1,723	1,491
Prepaid expenses and other assets	(4,365)	(4,962)
Accrued straight-line rents receivable	(11,417)	(10,365)
Accounts payable, accrued expenses and other liabilities	(19,127)	(11,597)
Net cash provided by operating activities	122,295	114,534
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	(4,277)	—
Investments in development in process	(44,601)	(69,928)
Investments in tenant improvements and deferred leasing costs	(61,282)	(54,794)
Investments in building improvements	(23,513)	(28,877)
Net proceeds from disposition of real estate assets	6,070	8,975
Distributions of capital from unconsolidated affiliates	10,077	468
Investments in mortgages and notes receivable	(1,772)	(234)
Repayments of mortgages and notes receivable	9,221	16,817
Investments in and advances to unconsolidated affiliates	—	(6,225)
Changes in restricted cash and other investing activities	(6,741)	686
Net cash used in investing activities	(116,818)	(133,112)
Financing activities:
Dividends on Common Stock	(79,526)	(76,605)
Redemptions/repurchases of Preferred Stock	(10)	—
Redemptions of Common Units	—	(93)
Dividends on Preferred Stock	(1,253)	(1,254)
Distributions to noncontrolling interests in the Operating Partnership	(2,485)	(2,497)
Distributions to noncontrolling interests in consolidated affiliates	(751)	(940)
Proceeds from the issuance of Common Stock	47,678	11,404
Costs paid for the issuance of Common Stock	(735)	(42)
Repurchase of shares related to tax withholdings	(3,727)	(2,650)
Borrowings on revolving credit facility	183,900	302,100
Repayments of revolving credit facility	(233,900)	(360,800)
Borrowings on mortgages and notes payable	125,000	296,949
Repayments of mortgages and notes payable	(41,887)	(134,648)
Payments on financing obligation	(162)	(1,364)
Additions to deferred financing costs and other financing activities	(1,512)	(2,467)
Net cash provided by/(used in) financing activities	(9,370)	27,093
Net increase/(decrease) in cash and cash equivalents	$(3,893)	$8,515
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows – Continued
(Unaudited and in thousands)

	Six Months Ended June 30,
	2015	2014
Net increase/(decrease) in cash and cash equivalents	$(3,893)	$8,515
Cash and cash equivalents at beginning of the period	8,832	10,184
Cash and cash equivalents at end of the period	$4,939	$18,699

Supplemental disclosure of cash flow information:

	Six Months Ended June 30,
	2015	2014
Cash paid for interest, net of amounts capitalized	$40,540	$41,468

Supplemental disclosure of non-cash investing and financing activities:

	Six Months Ended June 30,
	2015	2014
Unrealized losses on cash flow hedges	$(2,645)	$(4,250)
Conversions of Common Units to Common Stock	1,206	162
Changes in accrued capital expenditures	(3,250)	10,726
Write-off of fully depreciated real estate assets	31,011	16,994
Write-off of fully amortized deferred financing and leasing costs	17,812	13,273
Adjustment of noncontrolling interests in the Operating Partnership to fair value	(11,475)	18,337
Unrealized gains on tax increment financing bond	194	270
Assumption of mortgages and notes payable related to acquisition activities	19,277	—
Receivable related to redemption of investment in unconsolidated affiliate	—	4,660
Reduction in the carrying amount of real estate purchased from unconsolidated affiliate by our share of the unconsolidated affiliate's gain	3,124	—
Contingent consideration in connection with the acquisition of land	900	—

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Balance Sheets
(Unaudited and in thousands, except unit and per unit data)

	June 30, 2015	December 31, 2014
		(as revised)
Assets:
Real estate assets, at cost:
Land	$407,180	$384,301
Buildings and tenant improvements	3,991,536	3,807,315
Development in process	104,693	205,971
Land held for development	76,955	79,355
	4,580,364	4,476,942
Less-accumulated depreciation	(1,066,945)	(1,024,936)
Net real estate assets	3,513,419	3,452,006
Real estate and other assets, net, held for sale	10,631	1,038
Cash and cash equivalents	4,939	8,938
Restricted cash	15,703	14,595
Accounts receivable, net of allowance of $1,487 and $1,314, respectively	27,027	48,557
Mortgages and notes receivable, net of allowance of $410 and $275, respectively	5,935	13,116
Accrued straight-line rents receivable, net of allowance of $1,022 and $600, respectively	151,028	142,037
Investments in and advances to unconsolidated affiliates	43,979	50,685
Deferred financing and leasing costs, net of accumulated amortization of $119,396 and $112,804, respectively	223,380	228,768
Prepaid expenses and other assets, net of accumulated amortization of $15,242 and $14,259, respectively	43,601	39,489
Total Assets	$4,039,642	$3,999,229
Liabilities, Redeemable Operating Partnership Units and Capital:
Mortgages and notes payable	$2,124,028	$2,071,389
Accounts payable, accrued expenses and other liabilities	214,131	237,547
Financing obligation	8,962	8,962
Total Liabilities	2,347,121	2,317,898
Commitments and contingencies
Redeemable Operating Partnership Units:
Common Units, 2,910,135 and 2,936,955 outstanding, respectively	116,260	130,048
Series A Preferred Units (liquidation preference $1,000 per unit), 29,050 and 29,060 units issued and outstanding, respectively	29,050	29,060
Total Redeemable Operating Partnership Units	145,310	159,108
Capital:
Common Units:
General partner Common Units, 966,193 and 954,355 outstanding, respectively	15,335	15,078
Limited partner Common Units, 92,743,004 and 91,544,146 outstanding, respectively	1,518,408	1,492,948
Accumulated other comprehensive loss	(4,514)	(3,912)
Noncontrolling interests in consolidated affiliates	17,982	18,109
Total Capital	1,547,211	1,522,223
Total Liabilities, Redeemable Operating Partnership Units and Capital	$4,039,642	$3,999,229

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Income
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Rental and other revenues	$161,136	$152,722	$318,446	$301,175
Operating expenses:
Rental property and other expenses	57,278	55,258	114,791	111,632
Depreciation and amortization	51,240	50,443	101,548	98,608
Impairments of real estate assets	—	588	—	588
General and administrative	8,892	8,750	20,329	19,480
Total operating expenses	117,410	115,039	236,668	230,308
Interest expense:
Contractual	20,857	20,640	41,299	41,390
Amortization of deferred financing costs	828	799	1,628	1,451
Financing obligation	317	(226)	498	(266)
	22,002	21,213	43,425	42,575
Other income:
Interest and other income	1,199	1,410	2,437	2,809
Gains/(losses) on debt extinguishment	(220)	18	(220)	18
	979	1,428	2,217	2,827
Income from continuing operations before disposition of investment properties and activity in unconsolidated affiliates	22,703	17,898	40,570	31,119
Gains on disposition of property	2,412	5,947	3,569	5,947
Equity in earnings of unconsolidated affiliates	1,776	667	3,587	638
Income from continuing operations	26,891	24,512	47,726	37,704
Discontinued operations:
Net gains on disposition of discontinued operations	—	—	—	384
	—	—	—	384
Net income	26,891	24,512	47,726	38,088
Net (income) attributable to noncontrolling interests in consolidated affiliates	(328)	(438)	(624)	(861)
Distributions on Preferred Units	(626)	(627)	(1,253)	(1,254)
Net income available for common unitholders	$25,937	$23,447	$45,849	$35,973
Earnings per Common Unit – basic:
Income from continuing operations available for common unitholders	$0.27	$0.25	$0.48	$0.38
Income from discontinued operations available for common unitholders	—	—	—	0.01
Net income available for common unitholders	$0.27	$0.25	$0.48	$0.39
Weighted average Common Units outstanding – basic	96,556	92,782	96,153	92,640
Earnings per Common Unit – diluted:
Income from continuing operations available for common unitholders	$0.27	$0.25	$0.48	$0.38
Income from discontinued operations available for common unitholders	—	—	—	0.01
Net income available for common unitholders	$0.27	$0.25	$0.48	$0.39
Weighted average Common Units outstanding – diluted	96,640	92,903	96,257	92,763
Distributions declared per Common Unit	$0.425	$0.425	$0.850	$0.850
Net income available for common unitholders:
Income from continuing operations available for common unitholders	$25,937	$23,447	$45,849	$35,589
Income from discontinued operations available for common unitholders	—	—	—	384
Net income available for common unitholders	$25,937	$23,447	$45,849	$35,973
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Comprehensive income:
Net income	$26,891	$24,512	$47,726	$38,088
Other comprehensive income/(loss):
Unrealized gains on tax increment financing bond	1	105	194	270
Unrealized gains/(losses) on cash flow hedges	269	(2,846)	(2,645)	(4,250)
Amortization of cash flow hedges	925	944	1,849	1,872
Total other comprehensive income/(loss)	1,195	(1,797)	(602)	(2,108)
Total comprehensive income	28,086	22,715	47,124	35,980
Less-comprehensive (income) attributable to noncontrolling interests	(328)	(438)	(624)	(861)
Comprehensive income attributable to common unitholders	$27,758	$22,277	$46,500	$35,119

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Capital
(Unaudited and in thousands)

	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
	(as revised)	(as revised)			(as revised)
Balance at December 31, 2014	$15,078	$1,492,948	$(3,912)	$18,109	$1,522,223
Issuances of Common Units, net of issuance costs and tax withholdings	432	42,784	—	—	43,216
Distributions paid on Common Units	(817)	(80,846)	—	—	(81,663)
Distributions paid on Preferred Units	(13)	(1,240)	—	—	(1,253)
Share-based compensation expense, net of forfeitures	51	5,016	—	—	5,067
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(751)	(751)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	133	13,115	—	—	13,248
Net (income) attributable to noncontrolling interests in consolidated affiliates	(6)	(618)	—	624	—
Comprehensive income:
Net income	477	47,249	—	—	47,726
Other comprehensive loss	—	—	(602)	—	(602)
Total comprehensive income					47,124
Balance at June 30, 2015	$15,335	$1,518,408	$(4,514)	$17,982	$1,547,211

	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
	(as revised)	(as revised)			(as revised)
Balance at December 31, 2013	$14,596	$1,445,181	$(2,611)	$21,396	$1,478,562
Issuances of Common Units, net of issuance costs and tax withholdings	87	8,625	—	—	8,712
Redemptions of Common Units	(1)	(92)	—	—	(93)
Distributions paid on Common Units	(788)	(77,966)	—	—	(78,754)
Distributions paid on Preferred Units	(13)	(1,241)	—	—	(1,254)
Share-based compensation expense, net of forfeitures	54	5,327	—	—	5,381
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(940)	(940)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	(171)	(17,004)	—	—	(17,175)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(9)	(852)	—	861	—
Comprehensive income:
Net income	381	37,707	—	—	38,088
Other comprehensive loss	—	—	(2,108)	—	(2,108)
Total comprehensive income					35,980
Balance at June 30, 2014	$14,136	$1,399,685	$(4,719)	$21,317	$1,430,419

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Six Months Ended June 30,
	2015	2014
Operating activities:
Net income	$47,726	$38,088
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	101,548	98,608
Amortization of lease incentives and acquisition-related intangible assets and liabilities	9	234
Share-based compensation expense	5,067	5,381
Allowance for losses on accounts and accrued straight-line rents receivable	1,174	1,278
Accrued interest on mortgages and notes receivable	(268)	(232)
Amortization of deferred financing costs	1,628	1,451
Amortization of cash flow hedges	1,849	1,872
Amortization of mortgages and notes payable fair value adjustments	84	(902)
Impairments of real estate assets	—	588
(Gains)/losses on debt extinguishment	220	(18)
Net gains on disposition of property	(3,569)	(6,331)
Equity in earnings of unconsolidated affiliates	(3,587)	(638)
Changes in financing obligation	162	(628)
Distributions of earnings from unconsolidated affiliates	3,438	1,216
Changes in operating assets and liabilities:
Accounts receivable	1,723	1,491
Prepaid expenses and other assets	(4,365)	(4,892)
Accrued straight-line rents receivable	(11,417)	(10,365)
Accounts payable, accrued expenses and other liabilities	(19,041)	(11,568)
Net cash provided by operating activities	122,381	114,633
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	(4,277)	—
Investments in development in process	(44,601)	(69,928)
Investments in tenant improvements and deferred leasing costs	(61,282)	(54,794)
Investments in building improvements	(23,513)	(28,877)
Net proceeds from disposition of real estate assets	6,070	8,975
Distributions of capital from unconsolidated affiliates	10,077	468
Investments in mortgages and notes receivable	(1,772)	(234)
Repayments of mortgages and notes receivable	9,221	16,817
Investments in and advances to unconsolidated affiliates	—	(6,225)
Changes in restricted cash and other investing activities	(6,741)	686
Net cash used in investing activities	(116,818)	(133,112)
Financing activities:
Distributions on Common Units	(81,663)	(78,754)
Redemptions/repurchases of Preferred Units	(10)	—
Redemptions of Common Units	—	(93)
Distributions on Preferred Units	(1,253)	(1,254)
Distributions to noncontrolling interests in consolidated affiliates	(751)	(940)
Proceeds from the issuance of Common Units	47,678	11,404
Costs paid for the issuance of Common Units	(735)	(42)
Repurchase of units related to tax withholdings	(3,727)	(2,650)
Borrowings on revolving credit facility	183,900	302,100
Repayments of revolving credit facility	(233,900)	(360,800)
Borrowings on mortgages and notes payable	125,000	296,949
Repayments of mortgages and notes payable	(41,887)	(134,648)
Payments on financing obligation	(162)	(1,364)
Additions to deferred financing costs and other financing activities	(2,052)	(2,917)
Net cash provided by/(used in) financing activities	(9,562)	26,991
Net increase/(decrease) in cash and cash equivalents	$(3,999)	$8,512
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows - Continued
(Unaudited and in thousands)

	Six Months Ended June 30,
	2015	2014
Net increase/(decrease) in cash and cash equivalents	$(3,999)	$8,512
Cash and cash equivalents at beginning of the period	8,938	10,281
Cash and cash equivalents at end of the period	$4,939	$18,793

Supplemental disclosure of cash flow information:

	Six Months Ended June 30,
	2015	2014
Cash paid for interest, net of amounts capitalized	$40,540	$41,468

Supplemental disclosure of non-cash investing and financing activities:

	Six Months Ended June 30,
	2015	2014
Unrealized losses on cash flow hedges	$(2,645)	$(4,250)
Changes in accrued capital expenditures	(3,250)	10,726
Write-off of fully depreciated real estate assets	31,011	16,994
Write-off of fully amortized deferred financing and leasing costs	17,812	13,273
Adjustment of Redeemable Common Units to fair value	(13,788)	16,725
Unrealized gains on tax increment financing bond	194	270
Assumption of mortgages and notes payable related to acquisition activities	19,277	—
Receivable related to redemption of investment in unconsolidated affiliate	—	4,660
Reduction in the carrying amount of real estate purchased from unconsolidated affiliate by our share of the unconsolidated affiliate's gain	3,124	—
Contingent consideration in connection with the acquisition of land	900	—

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(tabular dollar amounts in thousands, except per share and per unit data)
(Unaudited)

1.    Description of Business and Significant Accounting Policies

Description of Business

Highwoods Properties, Inc. (the “Company”) is a fully integrated real estate investment trust (“REIT”) that provides leasing, management, development, construction and other customer-related services for its properties and for third parties. The Company conducts its activities through Highwoods Realty Limited Partnership (the “Operating Partnership”). At June 30, 2015, we owned or had an interest in 31.4 million rentable square feet of in-service properties, 0.9 million rentable square feet of properties under development and approximately 500 acres of development land.

The Company is the sole general partner of the Operating Partnership. At June 30, 2015, the Company owned all of the Preferred Units and 93.7 million, or 97.0%, of the Common Units in the Operating Partnership. Limited partners own the remaining 2.9 million Common Units. During the six months ended June 30, 2015, the Company redeemed 26,820 Common Units for a like number of shares of Common Stock.

Common Stock Offerings

During the three and six months ended June 30, 2015, the Company issued 58,533 and 972,659 shares, respectively, of Common Stock under its equity sales agreements at an average gross sales price of $41.72 and $45.12 per share, respectively, and received net proceeds, after sales commissions, of $2.4 million and $43.2 million, respectively. As a result of this activity and the redemptions discussed above, the percentage of Common Units owned by the Company increased from 96.9% at December 31, 2014 to 97.0% at June 30, 2015.

Basis of Presentation

Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The Company's Consolidated Financial Statements include the Operating Partnership, wholly owned subsidiaries and those entities in which the Company has the controlling interest. The Operating Partnership's Consolidated Financial Statements include wholly owned subsidiaries and those entities in which the Operating Partnership has the controlling interest. All intercompany transactions and accounts have been eliminated. At December 31, 2014, we had involvement with, but were not the primary beneficiary in, an entity that we concluded to be a variable interest entity (see Note 3).

During the second quarter of 2015, as a result of our partner’s irrevocable exercise of a buy-sell provision in one of our joint venture agreements, our partner’s right to put its 80.0% equity interest back to us became no longer exercisable. As a result, we recorded the original contribution transaction as a partial sale and recognized $2.2 million of gain. Our investment in this joint venture now qualifies for the equity method of accounting, which resulted in the retrospective revision of the Consolidated Balance Sheets and Consolidated Statements of Equity and Capital for all prior periods presented. The effects of the retrospective application of the equity method of accounting to the Consolidated Statements of Income, Comprehensive Income and Cash Flows were not material. The effects of the retrospective application of the equity method of accounting to the Company's December 31, 2014 Balance Sheet were as follows:

	December 31, 2014
	Previously Reported	As Revised
Net real estate assets	$3,481,406	$3,452,006
Investments in and advances to unconsolidated affiliates	$27,071	$50,685
Total Assets	$4,004,909	$3,999,123
Financing obligations	$23,519	$8,962
Distributions in excess of net income available for common stockholders	$(966,141)	$(957,370)
Total Liabilities, Noncontrolling Interests in the Operating Partnership and Equity	$4,004,909	$3,999,123

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

The FASB recently issued an accounting standards update that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The accounting standards update is required to be adopted in 2016. Retrospective application is required. We are in the process of evaluating this accounting standards update.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

2.    Real Estate Assets

Acquisitions

During the second quarter of 2015, we acquired:

•	land in Atlanta, GA for a purchase price and related transaction costs of $5.2 million (including contingent consideration of $0.9 million); and

•
our Highwoods DLF 98/29, LLC joint venture partner’s 77.2% interest in a building in Orlando, FL encompassing 168,000 rentable square feet in exchange for the assumption of secured debt recorded at fair value of $19.3 million (see Note 6). We expensed $0.1 million of acquisition costs (included in general and administrative expenses) related to this acquisition.

The assets acquired and liabilities assumed were recorded at fair value as determined by management based on information available at the acquisition date and on current assumptions as to future operations.

Dispositions

During the second quarter of 2015, we sold land for a sale price of $0.5 million and recorded a gain on disposition of property of $0.2 million.

During the first quarter of 2015, we sold:

•	two buildings for an aggregate sale price of $3.5 million and recorded aggregate gains on disposition of property of $0.4 million; and

•	land for a sale price of $2.5 million and recorded a gain on disposition of property of $0.8 million.

3.    Mortgages and Notes Receivable

Mortgages and notes receivable were $5.9 million and $13.1 million at June 30, 2015 and December 31, 2014, respectively, and consisted primarily of secured financing provided to a third party. During the second quarter of 2015, $9.9 million of secured acquisition financing provided to a third party in 2012 was repaid, including accrued interest. Previously, we concluded this arrangement to be an interest in a variable interest entity. However, since we did not have the power to direct matters that most significantly impact the activities of the entity, we did not qualify as the primary beneficiary. Accordingly, the entity was not consolidated. Our risk of loss with respect to this arrangement was limited to the carrying value of the mortgage receivable.

We evaluate the ability to collect our mortgages and notes receivable by monitoring the leasing statistics and/or market fundamentals of these assets. As of June 30, 2015, our mortgages and notes receivable were not in default and there were no other indicators of impairment.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

4.    Investments in and Advances to Unconsolidated Affiliates

We have equity interests of up to 50.0% in various joint ventures with unrelated third parties that are accounted for using the equity method of accounting because we have the ability to exercise significant influence over their operating and financial policies.

The following table sets forth the summarized income statements of our unconsolidated affiliates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Income Statements:
Rental and other revenues	$12,423	$12,845	$24,654	$25,278
Expenses:
Rental property and other expenses	6,031	6,236	11,698	12,439
Depreciation and amortization	3,110	3,328	6,225	6,817
Interest expense	2,032	2,301	4,181	4,512
Total expenses	11,173	11,865	22,104	23,768
Income before disposition of property	1,250	980	2,550	1,510
Gains on disposition of property	16,054	—	18,181	1,949
Net income	$17,304	$980	$20,731	$3,459

We have a 20.0% interest in SF-HIW Harborview Plaza, LP (“Harborview”). We are the manager and leasing agent for Harborview’s property in Tampa, FL and receive customary management and leasing fees. During 2012, we also provided a three-year $20.8 million interest-only secured loan to Harborview that is scheduled to mature in September 2015. The loan bears interest at LIBOR plus 500 basis points, subject to a LIBOR floor of 0.5%. Previously, we accounted for the original contribution transaction as a financing obligation since our partner had the right to put its 80.0% equity interest back to us any time during the one-year period prior to September 11, 2015. During the second quarter of 2015, as a result of our partner’s irrevocable exercise of a buy-sell provision in our joint venture agreement, our partner’s right to put its 80.0% equity interest back to us became no longer exercisable, which resulted in recording the original contribution transaction as a partial sale. Harborview is now accounted for using the equity method of accounting. See Note 1.

See Note 2 for a description of our acquisition of a building in Orlando, FL from Highwoods DLF 98/29, LLC during the second quarter of 2015. The joint venture recorded a gain on disposition of property of $13.7 million. Our share of $3.1 million was recorded as a reduction to real estate assets.

During the second quarter of 2015, Highwoods KC Glenridge Office, LLC and Highwoods KC Glenridge Land, LLC collectively sold two buildings and land to an unrelated third party for an aggregate sale price of $24.5 million (before closing credits to buyer of $0.3 million for unfunded tenant improvements) and recorded gains on disposition of property of $2.4 million. We recorded $0.9 million as our share of these gains through equity in earnings of unconsolidated affiliates.

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

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

5.    Intangible Assets and Below Market Lease Liabilities

The following table sets forth total intangible assets and acquisition-related below market lease liabilities, net of accumulated amortization:

	June 30, 2015	December 31, 2014
Assets:
Deferred financing costs	$19,508	$19,478
Less accumulated amortization	(8,093)	(7,953)
	11,415	11,525
Deferred leasing costs (including lease incentives and above market lease and in-place lease acquisition-related intangible assets)	323,268	322,094
Less accumulated amortization	(111,303)	(104,851)
	211,965	217,243
Deferred financing and leasing costs, net	$223,380	$228,768

Liabilities (in accounts payable, accrued expenses and other liabilities):
Acquisition-related below market lease liabilities	$55,166	$55,783
Less accumulated amortization	(16,300)	(13,548)
	$38,866	$42,235

The following table sets forth amortization of intangible assets and below market lease liabilities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Amortization of deferred financing costs	$828	$799	$1,628	$1,451
Amortization of deferred leasing costs and acquisition-related intangible assets (in depreciation and amortization)	$10,169	$10,050	$20,462	$19,978
Amortization of lease incentives (in rental and other revenues)	$422	$399	$784	$750
Amortization of acquisition-related intangible assets (in rental and other revenues)	$1,189	$1,114	$2,355	$2,230
Amortization of acquisition-related intangible assets (in rental property and other expenses)	$139	$139	$276	$276
Amortization of acquisition-related below market lease liabilities (in rental and other revenues)	$(1,674)	$(1,500)	$(3,406)	$(3,022)

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

5.    Intangible Assets and Below Market Lease Liabilities - Continued

The following table sets forth scheduled future amortization of intangible assets and below market lease liabilities:

	Amortization of Deferred Financing Costs	Amortization of Deferred Leasing Costs and Acquisition-Related Intangible Assets (in Depreciation and Amortization)	Amortization of Lease Incentives (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental Property and Other Expenses)	Amortization of Acquisition-Related Below Market Lease Liabilities (in Rental and Other Revenues)
July 1 through December 31, 2015	$1,643	$20,519	$706	$2,213	$273	$(3,098)
2016	3,035	35,511	1,238	3,294	553	(5,555)
2017	2,720	30,630	1,121	2,294	553	(5,284)
2018	1,538	26,145	1,015	1,474	553	(5,123)
2019	1,130	21,716	822	1,054	553	(4,810)
Thereafter	1,349	53,743	2,582	2,870	533	(14,996)
	$11,415	$188,264	$7,484	$13,199	$3,018	$(38,866)
Weighted average remaining amortization periods as of June 30, 2015 (in years)	4.3	7.0	7.9	6.1	5.5	7.8

The following table sets forth the intangible assets acquired and below market lease liabilities assumed as a result of 2015 acquisition activity:

	Acquisition-Related Intangible Assets (amortized in Rental and Other Revenues)	Acquisition-Related Intangible Assets (amortized in Depreciation and Amortization)	Acquisition-Related Below Market Lease Liabilities (amortized in Rental and Other Revenues)
Amount recorded from acquisition activity	$498	$1,671	$(37)
Weighted average remaining amortization periods as of June 30, 2015 (in years)	2.1	2.3	4.8

6.    Mortgages and Notes Payable

The following table sets forth our mortgages and notes payable:

	June 30, 2015	December 31, 2014
Secured indebtedness	$290,101	$312,868
Unsecured indebtedness	1,833,927	1,758,521
Total mortgages and notes payable	$2,124,028	$2,071,389

At June 30, 2015, our secured mortgage loans were collateralized by real estate assets with an aggregate undepreciated book value of $545.5 million.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

6.    Mortgages and Notes Payable - Continued

Our $475.0 million unsecured revolving credit facility is scheduled to mature in January 2018 and includes an accordion feature that allows for an additional $75.0 million of borrowing capacity subject to additional lender commitments. Assuming no defaults have occurred, we have an option to extend the maturity for two additional six-month periods. The interest rate at our current credit ratings is LIBOR plus 110 basis points and the annual facility fee is 20 basis points. There was $159.0 million and $158.0 million outstanding under our revolving credit facility at June 30, 2015 and July 27, 2015, respectively. At both June 30, 2015 and July 27, 2015, we had $0.4 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at June 30, 2015 and July 27, 2015 was $315.6 million and $316.6 million, respectively.

During the second quarter of 2015, we amended our $225.0 million, seven-year unsecured bank term loan, which was scheduled to mature in January 2019. We increased the borrowed amount to $350.0 million. The amended term loan is now scheduled to mature in June 2020 and the interest rate, based on our current credit ratings, was reduced from LIBOR plus 175 basis points to LIBOR plus 110 basis points. The interest rate is based on the higher of the publicly announced ratings from Moody’s Investors Service or Standard & Poor’s Ratings Services. The financial and other covenants under the amended term loan are unchanged. We incurred $1.3 million of deferred financing fees in connection with this amendment, which will be amortized along with existing unamortized deferred loan fees over the remaining term of the new loan.

During the second quarter of 2015, we prepaid without penalty the remaining $39.4 million balance on a secured mortgage loan with an effective interest rate of 6.43% that was originally scheduled to mature in November 2015. We recorded $0.2 million of loss on debt extinguishment related to this prepayment.

During the second quarter of 2015, we acquired our joint venture partner’s 77.2% interest in a building in Orlando, FL. Simultaneously with this acquisition, the joint venture's previously existing mortgage note was restructured into a new $18.0 million first mortgage note and a $10.2 million subordinated note, both of which are scheduled to mature in July 2017. The first mortgage note is interest only with an effective interest rate of 5.36%, payable monthly. The subordinated note has an effective interest rate of 8.6%. Additionally, we deposited $3.0 million into escrow to fund tenant improvements, leasing commissions and building improvements. The first mortgage note and subordinated note can be prepaid at any time commencing October 2016 upon a sale or refinancing of the property. In such event, the subordinated note and any and all accrued interest thereon would be deemed fully satisfied upon payment of a "waterfall payment," if any. Such "waterfall payment" would be a cash payment equal to 50.0% of the amount, if any, by which the net sale proceeds or appraised value in the event of a refinancing exceeds (1) the outstanding principal of the first mortgage note, (2) the funds deposited by us into escrow to fund tenant improvements, leasing commissions and building improvements and (3) a 10.0% return on such funds deposited by us into escrow. As of June 30, 2015, the fair value of the first mortgage note was $18.3 million and the fair value of the subordinated note equaled the projected waterfall payment of $1.0 million.

We are currently in compliance with financial covenants and other requirements with respect to our consolidated debt.

7.	Derivative Financial Instruments

Our interest rate swaps have been designated as and are being accounted for as cash flow hedges with changes in fair value recorded in other comprehensive income/(loss) each reporting period. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on our cash flow hedges during the six months ended June 30, 2015 and 2014. We have no collateral requirements related to our interest rate swaps.

Amounts reported in accumulated other comprehensive loss ("AOCL") related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the period from July 1, 2015 through June 30, 2016, we estimate that $2.9 million will be reclassified to interest expense.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

7.	Derivative Financial Instruments - Continued

The following table sets forth the fair value of our derivatives:

	June 30, 2015	December 31, 2014
Derivatives:
Derivatives designated as cash flow hedges in accounts payable, accrued expenses and other liabilities:
Interest rate swaps	$3,366	$2,412

The following table sets forth the effect of our cash flow hedges on AOCL and interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Derivatives Designated as Cash Flow Hedges:
Amount of unrealized gains/(losses) recognized in AOCL on derivatives (effective portion):
Interest rate swaps	$269	$(2,846)	$(2,645)	$(4,250)
Amount of losses reclassified out of AOCL into contractual interest expense (effective portion):
Interest rate swaps	$925	$944	$1,849	$1,872

8.	Noncontrolling Interests

Noncontrolling Interests in Consolidated Affiliates

At June 30, 2015, our noncontrolling interests in consolidated affiliates relate to our joint venture partner's 50.0% interest in office properties in Richmond, VA. Our joint venture partner is an unrelated third party.

Noncontrolling Interests in the Operating Partnership

The following table sets forth the Company's noncontrolling interests in the Operating Partnership:

	Six Months Ended June 30,
	2015	2014
Beginning noncontrolling interests in the Operating Partnership	$130,048	$106,480
Adjustment of noncontrolling interests in the Operating Partnership to fair value	(11,475)	18,337
Conversions of Common Units to Common Stock	(1,206)	(162)
Redemptions of Common Units	—	(93)
Net income attributable to noncontrolling interests in the Operating Partnership	1,378	1,140
Distributions to noncontrolling interests in the Operating Partnership	(2,485)	(2,497)
Total noncontrolling interests in the Operating Partnership	$116,260	$123,205

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

The following table sets forth net income available for common stockholders and transfers from the Company's noncontrolling interests in the Operating Partnership:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income available for common stockholders	$25,155	$22,705	$44,471	$34,833
Increase in additional paid in capital from conversions of Common Units to Common Stock	—	—	1,206	162
Change from net income available for common stockholders and transfers from noncontrolling interests	$25,155	$22,705	$45,677	$34,995

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

Our Level 3 liability is the fair value of our financing obligation, which was estimated by the income approach to approximate the price that would be paid in an orderly transaction between market participants, utilizing: (1) contractual cash flows; (2) market-based interest rates; and (3) a number of other assumptions including demand for space, competition for customers, changes in market rental rates, costs of operation and expected ownership periods.

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

		Level 1	Level 2	Level 3
	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
Fair Value at June 30, 2015:
Assets:
Mortgages and notes receivable, at fair value (1)	$5,943	$—	$2,167	$3,776
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	3,512	3,512	—	—
Tax increment financing bond (in prepaid expenses and other assets)	12,641	—	—	12,641
Total Assets	$22,096	$3,512	$2,167	$16,417
Noncontrolling Interests in the Operating Partnership	$116,260	$116,260	$—	$—
Liabilities:
Mortgages and notes payable, at fair value (1)	$2,178,032	$—	$2,178,032	$—
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	3,366	—	3,366	—
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	3,512	3,512	—	—
Financing obligation, at fair value (1)	8,700	—	—	8,700
Total Liabilities	$2,193,610	$3,512	$2,181,398	$8,700

Fair Value at December 31, 2014:
Assets:
Mortgages and notes receivable, at fair value (1)	$13,142	$—	$2,247	$10,895
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	3,635	3,635	—	—
Tax increment financing bond (in prepaid expenses and other assets)	12,447	—	—	12,447
Total Assets	$29,224	$3,635	$2,247	$23,342
Noncontrolling Interests in the Operating Partnership	$130,048	$130,048	$—	$—
Liabilities:
Mortgages and notes payable, at fair value (1)	$2,141,334	$—	$2,141,334	$—
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	2,412	—	2,412	—
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	3,635	3,635	—	—
Financing obligation, at fair value (as revised) (1)	8,623	—	—	8,623
Total Liabilities (as revised)	$2,156,004	$3,635	$2,143,746	$8,623
__________
(1)    Amounts recorded at historical cost on our Consolidated Balance Sheets at June 30, 2015 and December 31, 2014.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

9.	Disclosure About Fair Value of Financial Instruments - Continued

The following table sets forth the changes in our Level 3 asset, which is recorded at fair value on our Consolidated Balance Sheets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Asset:
Tax Increment Financing Bond:
Beginning balance	$12,640	$13,568	$12,447	$13,403
Unrealized gains (in AOCL)	1	105	194	270
Ending balance	$12,641	$13,673	$12,641	$13,673

During 2007, we acquired a tax increment financing bond associated with a parking garage developed by us. This bond amortizes to maturity in 2020. The estimated fair value at June 30, 2015 was $0.2 million below the outstanding principal due on the bond. If the discount rate used to fair value this bond was 100 basis points higher or lower, the fair value of the bond would have been $0.3 million lower or $0.4 million higher, respectively, as of June 30, 2015. We intend to hold this bond and have concluded that we will not be required to sell this bond before recovery of the bond principal. Payment of the principal and interest for the bond is guaranteed by us. We have recorded no credit losses related to the bond during the three and six months ended June 30, 2015 and 2014. There is no legal right of offset with the liability, which we report as a financing obligation, related to this tax increment financing bond.

The following table sets forth quantitative information about the unobservable input of our Level 3 asset, which is recorded at fair value on our Consolidated Balance Sheets:

	Valuation Technique	Unobservable Input	Rate as of
			June 30, 2015	December 31, 2014
Asset:
Tax increment financing bond	Income approach	Discount rate	8.1%	8.4%

10.	Share-Based Payments

During the six months ended June 30, 2015, the Company granted 197,408 stock options with an exercise price equal to the closing market price of a share of Common Stock on the date of grant. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model, which resulted in a weighted average grant date fair value per share of $6.19. During the six months ended June 30, 2015, the Company also granted 71,994 shares of time-based restricted stock and 56,957 shares of total return-based restricted stock with weighted average grant date fair values per share of $45.91 and $43.77, respectively. We recorded share-based compensation expense of $1.2 million and $1.1 million during the three months ended June 30, 2015 and 2014, respectively, and $5.1 million and $5.4 million during the six months ended June 30, 2015 and 2014, respectively. At June 30, 2015, there was $6.7 million of total unrecognized share-based compensation costs, which will be recognized over a weighted average remaining contractual term of 2.6 years.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

11.	Accumulated Other Comprehensive Loss

The following table sets forth the components of AOCL:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Tax increment financing bond:
Beginning balance	$(252)	$(864)	$(445)	$(1,029)
Unrealized gains on tax increment financing bond	1	105	194	270
Ending balance	(251)	(759)	(251)	(759)
Cash flow hedges:
Beginning balance	(5,457)	(2,058)	(3,467)	(1,582)
Unrealized gains/(losses) on cash flow hedges	269	(2,846)	(2,645)	(4,250)
Amortization of cash flow hedges (1)	925	944	1,849	1,872
Ending balance	(4,263)	(3,960)	(4,263)	(3,960)
Total accumulated other comprehensive loss	$(4,514)	$(4,719)	$(4,514)	$(4,719)
__________
(1)    Amounts reclassified out of AOCL into contractual interest expense.

12.	Real Estate and Other Assets Held For Sale

The following table sets forth the major classes of assets of our real estate and other assets, net, held for sale:

	June 30, 2015	December 31, 2014
Assets:
Land	$1,450	$—
Buildings and tenant improvements	11,576	—
Land held for development	2,184	995
Less-accumulated depreciation	(5,062)	—
Net real estate assets	10,148	995
Accrued straight-line rents receivable, net	335	—
Deferred leasing costs, net	128	—
Prepaid expenses and other assets	20	43
Real estate and other assets, net, held for sale	$10,631	$1,038

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

13.	Earnings Per Share and Per Unit

The following table sets forth the computation of basic and diluted earnings per share of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Earnings per Common Share - basic:
Numerator:
Income from continuing operations	$26,891	$24,512	$47,726	$37,704
Net (income) attributable to noncontrolling interests in the Operating Partnership from continuing operations	(782)	(742)	(1,378)	(1,128)
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(328)	(438)	(624)	(861)
Dividends on Preferred Stock	(626)	(627)	(1,253)	(1,254)
Income from continuing operations available for common stockholders	25,155	22,705	44,471	34,461
Income from discontinued operations	—	—	—	384
Net (income) attributable to noncontrolling interests in the Operating Partnership from discontinued operations	—	—	—	(12)
Income from discontinued operations available for common stockholders	—	—	—	372
Net income available for common stockholders	$25,155	$22,705	$44,471	$34,833
Denominator:
Denominator for basic earnings per Common Share – weighted average shares	94,055	90,254	93,641	90,111
Earnings per Common Share - basic:
Income from continuing operations available for common stockholders	$0.27	$0.25	$0.47	$0.38
Income from discontinued operations available for common stockholders	—	—	—	0.01
Net income available for common stockholders	$0.27	$0.25	$0.47	$0.39
Earnings per Common Share - diluted:
Numerator:
Income from continuing operations	$26,891	$24,512	$47,726	$37,704
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(328)	(438)	(624)	(861)
Dividends on Preferred Stock	(626)	(627)	(1,253)	(1,254)
Income from continuing operations available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	25,937	23,447	45,849	35,589
Income from discontinued operations available for common stockholders	—	—	—	384
Net income available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	$25,937	$23,447	$45,849	$35,973
Denominator:
Denominator for basic earnings per Common Share – weighted average shares	94,055	90,254	93,641	90,111
Add:
Stock options using the treasury method	84	121	104	123
Noncontrolling interests Common Units	2,910	2,937	2,921	2,938
Denominator for diluted earnings per Common Share – adjusted weighted average shares and assumed conversions (1) (2)	97,049	93,312	96,666	93,172
Earnings per Common Share - diluted:
Income from continuing operations available for common stockholders	$0.27	$0.25	$0.47	$0.38
Income from discontinued operations available for common stockholders	—	—	—	0.01
Net income available for common stockholders	$0.27	$0.25	$0.47	$0.39
__________

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

13.	Earnings Per Share and Per Unit - Continued

(1)
There were 0.2 million options outstanding during each of the three and six months ended June 30, 2015 and the six months ended June 30, 2014 that were not included in the computation of diluted earnings per share because the impact of including such options would be anti-dilutive. There were no such options outstanding during the three months ended June 30, 2014.

(2)	Includes all unvested restricted stock where dividends on such restricted stock are non-forfeitable.

The following table sets forth the computation of basic and diluted earnings per unit of the Operating Partnership:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Earnings per Common Unit - basic:
Numerator:
Income from continuing operations	$26,891	$24,512	$47,726	$37,704
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(328)	(438)	(624)	(861)
Distributions on Preferred Units	(626)	(627)	(1,253)	(1,254)
Income from continuing operations available for common unitholders	25,937	23,447	45,849	35,589
Income from discontinued operations available for common unitholders	—	—	—	384
Net income available for common unitholders	$25,937	$23,447	$45,849	$35,973
Denominator:
Denominator for basic earnings per Common Unit – weighted average units	96,556	92,782	96,153	92,640
Earnings per Common Unit - basic:
Income from continuing operations available for common unitholders	$0.27	$0.25	$0.48	$0.38
Income from discontinued operations available for common unitholders	—	—	—	0.01
Net income available for common unitholders	$0.27	$0.25	$0.48	$0.39
Earnings per Common Unit - diluted:
Numerator:
Income from continuing operations	$26,891	$24,512	$47,726	$37,704
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(328)	(438)	(624)	(861)
Distributions on Preferred Units	(626)	(627)	(1,253)	(1,254)
Income from continuing operations available for common unitholders	25,937	23,447	45,849	35,589
Income from discontinued operations available for common unitholders	—	—	—	384
Net income available for common unitholders	$25,937	$23,447	$45,849	$35,973
Denominator:
Denominator for basic earnings per Common Unit – weighted average units	96,556	92,782	96,153	92,640
Add:
Stock options using the treasury method	84	121	104	123
Denominator for diluted earnings per Common Unit – adjusted weighted average units and assumed conversions (1) (2)	96,640	92,903	96,257	92,763
Earnings per Common Unit - diluted:
Income from continuing operations available for common unitholders	$0.27	$0.25	$0.48	$0.38
Income from discontinued operations available for common unitholders	—	—	—	0.01
Net income available for common unitholders	$0.27	$0.25	$0.48	$0.39
__________

(1)
There were 0.2 million options outstanding during each of the three and six months ended June 30, 2015 and the six months ended June 30, 2014 that were not included in the computation of diluted earnings per unit because the impact of including such options would be anti-dilutive. There were no such options outstanding during the three months ended June 30, 2014.

(2)	Includes all unvested restricted stock where dividends on such restricted stock are non-forfeitable.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

14.	Segment Information

The following tables summarize the rental and other revenues and net operating income, the primary industry property-level performance metric used by our chief operating decision maker which is defined as rental and other revenues less rental property and other expenses, for each of our reportable segments. Our segment information for the three and six months ended June 30, 2014 has been retrospectively revised from previously reported amounts to reflect a change in our reportable segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Rental and Other Revenues:
Office:
Atlanta, GA	$25,611	$23,627	$50,393	$46,604
Greensboro, NC	5,398	6,580	10,838	13,030
Greenville, SC	—	767	—	1,608
Kansas City, MO	4,142	4,086	8,358	8,183
Memphis, TN	12,050	10,055	23,784	19,890
Nashville, TN	21,770	20,182	43,586	39,787
Orlando, FL	10,948	9,148	21,782	18,068
Pittsburgh, PA	14,719	14,014	29,268	27,771
Raleigh, NC	25,541	22,538	48,982	44,029
Richmond, VA	10,203	12,020	20,787	23,763
Tampa, FL	18,602	17,129	37,029	33,756
Total Office Segment	148,984	140,146	294,807	276,489
Retail:
Kansas City, MO	9,140	9,366	17,703	18,584
Total Retail Segment	9,140	9,366	17,703	18,584
Other	3,012	3,210	5,936	6,102
Total Rental and Other Revenues	$161,136	$152,722	$318,446	$301,175

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

14.	Segment Information - Continued

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Operating Income:
Office:
Atlanta, GA	$15,663	$14,321	$31,030	$28,018
Greensboro, NC	3,516	4,249	6,942	8,247
Greenville, SC	—	390	—	865
Kansas City, MO	2,713	2,698	5,462	5,303
Memphis, TN	7,641	5,789	15,030	11,396
Nashville, TN	15,480	13,999	30,712	27,152
Orlando, FL	6,348	5,346	12,831	10,722
Pittsburgh, PA	8,670	7,988	16,632	15,181
Raleigh, NC	18,358	16,326	34,629	31,358
Richmond, VA	6,932	8,265	13,812	15,941
Tampa, FL	11,020	10,031	22,240	20,066
Total Office Segment	96,341	89,402	189,320	174,249
Retail:
Kansas City, MO	5,351	5,764	10,063	11,029
Total Retail Segment	5,351	5,764	10,063	11,029
Other	2,166	2,281	4,272	4,232
Total Net Operating Income	103,858	97,447	203,655	189,510
Reconciliation to income from continuing operations before disposition of investment properties and activity in unconsolidated affiliates:
Depreciation and amortization	(51,240)	(50,443)	(101,548)	(98,608)
Impairments of real estate assets	—	(588)	—	(588)
General and administrative expenses	(8,892)	(8,733)	(20,329)	(19,447)
Interest expense	(22,002)	(21,213)	(43,425)	(42,575)
Other income	979	1,428	2,217	2,827
Income from continuing operations before disposition of investment properties and activity in unconsolidated affiliates	$22,703	$17,898	$40,570	$31,119

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

15.	Subsequent Events

On July 23, 2015, we sold a building for a sale price of $15.3 million and expect to record a gain on disposition of property of $6.5 million.

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

The key components affecting our rental and other revenues are average occupancy, rental rates, cost recovery income, new developments placed in service, acquisitions and dispositions. Average occupancy generally increases during times of improving economic growth, as our ability to lease space outpaces vacancies that occur upon the expirations of existing leases. Average occupancy generally declines during times of slower economic growth, when new vacancies tend to outpace our ability to lease space. Asset acquisitions, dispositions and new developments placed in service directly impact our rental revenues and could impact our average occupancy, depending upon the occupancy rate of the properties that are acquired, sold or placed in service. A further indicator of the predictability of future revenues is the expected lease expirations of our portfolio. As a result, in addition to seeking to increase our average occupancy by leasing current vacant space, we also must concentrate our leasing efforts on renewing our existing leases prior to expiration. For more information regarding our lease expirations, see "Properties - Lease Expirations" in our 2014 Annual Report on Form 10-K. Our occupancy for our office portfolio increased from 91.2% at December 31, 2014 to 92.4% at June 30, 2015. We expect average occupancy for our office portfolio to be approximately 92% to 93% for the remainder of 2015.

Whether or not our rental revenue tracks average occupancy proportionally depends upon whether GAAP rents under signed new and renewal leases are higher or lower than the GAAP rents under expiring leases. Annualized rental revenues from second generation leases expiring during any particular year are generally less than 15% of our total annual rental revenues. The following table sets forth information regarding second generation office leases signed during the second quarter of 2015 (we define second generation office leases as leases with new customers and renewals of existing customers in office space that has been previously occupied under our ownership and leases with respect to vacant space in acquired buildings):

	New	Renewal	All Office
Leased space (in rentable square feet)	331,734	584,764	916,498
Average term (in years - rentable square foot weighted)	6.7	4.1	5.0
Base rents (per rentable square foot) (1)	$24.03	$23.95	$23.98
Rent concessions (per rentable square foot) (1)	(1.12)	(0.30)	(0.60)
GAAP rents (per rentable square foot) (1)	$22.91	$23.65	$23.38
Tenant improvements (per rentable square foot) (1)	$3.57	$1.73	$2.39
Leasing commissions (per rentable square foot) (1)	$0.91	$0.70	$0.77
__________

(1)	Weighted average per rentable square foot on an annual basis over the lease term.

Compared to previous leases in the same office spaces, annual combined GAAP rents for new and renewal leases signed in the second quarter were $23.38 per rentable square foot, or 9.3% higher.

We strive to maintain a diverse, stable and creditworthy customer base. We have an internal guideline whereby customers that account for more than 3% of our revenues are periodically reviewed with the Company's Board of Directors. As of June 30, 2015, no customer accounted for more than 3% of our cash revenues other than the Federal Government, which accounted for less than 6% of our cash revenues on an annualized basis. Upon completion of the Bridgestone Americas development project in Nashville, which is scheduled for delivery in mid-to-late 2017, it is expected that Bridgestone Americas, Inc., the U.S. subsidiary of Bridgestone Corporation, will account for approximately 3.1% of our revenues based on annualized cash revenues for June 2015.

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

Net Operating Income

Whether or not we record growing same property net operating income (“NOI”) depends upon our ability to garner higher rental revenues, whether from higher average occupancy, higher GAAP rents per rentable square foot or higher cost recovery income, that exceed any corresponding growth in operating expenses. Same property NOI was $3.9 million, or 4.2%, higher in the second quarter of 2015 as compared to 2014 due to an increase in same property revenues of $6.1 million offset by an increase of $2.3 million in same property expenses. We expect same property NOI to be higher in the remainder of 2015 compared to 2014 from higher rental revenues, mostly from increasing average occupancy, higher average GAAP rents per rentable square foot and higher cost recovery income, which are expected to more than offset a corresponding increase in same property operating expenses.

In addition to the effect of same property NOI, whether or not overall NOI increases depends upon whether the NOI from our acquired properties and development properties placed in service exceeds the NOI from sold properties. Overall NOI was $6.4 million, or 6.6%, higher in the second quarter of 2015 as compared to 2014 due to the full year impact of acquisitions and development properties placed in service in 2014 and the partial year impact of development properties placed in service in 2015, offset by NOI lost from sold properties. We expect overall NOI to be higher in the remainder of 2015 compared to 2014 due to the full year impact of our net investment activity in 2014 and 2015.

Cash Flows

In calculating net cash related to operating activities, depreciation and amortization, which are non-cash expenses, are added back to net income. As a result, we have historically generated a positive amount of cash from operating activities. From period to period, cash flow from operations depends primarily upon changes in our net income, as discussed more fully below under “Results of Operations,” changes in receivables and payables, and net additions or decreases in our overall portfolio.

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

Rental and other revenues are our principal source of funds to meet our short-term liquidity requirements. Other sources of funds for short-term liquidity needs include available working capital and borrowings under our existing revolving credit facility, which had $316.6 million of availability at July 27, 2015. Our short-term liquidity requirements primarily consist of operating expenses, interest and principal amortization on our debt, distributions and capital expenditures, including building improvement costs, tenant improvement costs and lease commissions. Building improvements are capital costs to maintain or enhance existing buildings not typically related to a specific customer. Tenant improvements are the costs required to customize space for the specific needs of customers. We anticipate that our available cash and cash equivalents and cash provided by operating activities, together with cash available from borrowings under our revolving credit facility, will be adequate to meet our short-term liquidity requirements. We use our revolving credit facility for working capital purposes and for the short-term funding of our development and acquisition activity and, in certain instances, the repayment of other debt. The continued ability to borrow under the revolving credit facility allows us to quickly capitalize on strategic opportunities at short-term interest rates.

Our long-term liquidity uses generally consist of the retirement or refinancing of debt upon maturity (including mortgage debt, our revolving credit facility, term loans and other unsecured debt), funding of existing and new building development and land infrastructure projects and funding acquisitions of buildings and development land. Our expected future capital expenditures for started and/or committed new development projects were approximately $390 million at June 30, 2015. Additionally, we may, from time to time, retire some or all of our remaining outstanding Preferred Stock and/or unsecured debt securities through redemptions, open market repurchases, privately negotiated acquisitions or otherwise.

We expect to meet our long-term liquidity needs through a combination of:

•	cash flow from operating activities;

•	bank term loans and borrowings under our revolving credit facility;

•	the issuance of unsecured debt;

•	the issuance of secured debt;

•	the issuance of equity securities by the Company or the Operating Partnership; and

•	the disposition of non-core assets.

We generally expect to grow our company on a leverage neutral basis by maintaining a leverage ratio of 40% to 45% as measured by the percentage of the undepreciated book value of our assets represented by our mortgages and notes payable and outstanding preferred stock. At June 30, 2015, our leverage ratio was 42.1% and there were 97.1 million diluted shares outstanding.

Investment Activity

As noted above, a key tenet of our strategic plan is to continuously upgrade the quality of our portfolio through acquisitions, dispositions and development. We generally seek to acquire and develop assets that improve the average quality of our overall portfolio and deliver consistent and sustainable value for our stockholders over the long-term. Whether or not an asset acquisition or new development results in higher per share net income or funds from operations ("FFO") in any given period depends upon a number of factors, including whether the NOI for any such period exceeds the actual cost of capital used to finance the acquisition or development. Additionally, given the length of construction cycles, development projects are not placed in service until, in some cases, several years after commencement. Sales of non-core assets could result in lower per share net income or FFO in any given period in the event the resulting use of proceeds does not exceed the capitalization rate on the sold properties. Forward-looking information regarding 2015 operating performance contained herein and below under "Results of Operations" excludes the impact of any potential acquisitions or dispositions.

Results of Operations

Three Months Ended June 30, 2015 and 2014

Rental and Other Revenues

Rental and other revenues were $8.4 million, or 5.5%, higher in the second quarter of 2015 as compared to 2014 primarily due to higher same property revenues, 2014 acquisitions and recent development properties placed in service, which increased rental and other revenues by $6.1 million, $4.1 million and $4.3 million, respectively. Same property rental and other revenues were higher primarily due to an increase in average occupancy to 92.6% in the second quarter of 2015 from 90.2% in the second quarter of 2014, higher average GAAP rents per rentable square foot and higher cost recovery income in the second quarter of 2015. These increases were partly offset by lost revenue from property dispositions of $5.7 million. We expect rental and other revenues for the remainder of 2015 to increase over 2014 primarily due to acquisitions closed in 2014 and 2015 and recent development properties placed in service, partly offset by lost revenue from property dispositions. We also expect increasing average occupancy, higher average GAAP rents per rentable square foot and higher cost recovery income in our same property portfolio.

Operating Expenses

Rental property and other expenses were $2.0 million, or 3.6%, higher in the second quarter of 2015 as compared to 2014 primarily due to higher same property operating expenses, 2014 acquisitions and recent development properties placed in service, which increased operating expenses by $2.3 million, $1.5 million and $0.9 million, respectively. Same property operating expenses were higher primarily due to higher property taxes, janitorial and other building-related services and repairs and maintenance, partly offset by lower utilities. These increases were partly offset by a $2.0 million decrease in operating expenses from property dispositions. We expect rental property and other expenses for the remainder of 2015 to increase over 2014 primarily due to acquisitions closed in 2014 and 2015 and recent development properties placed in service, partly offset by lower operating expenses due to property dispositions. We also expect higher same property operating expenses resulting from higher property taxes, janitorial and other building-related services and utilities, partly offset by lower property insurance.

Depreciation and amortization was $0.8 million, or 1.6%, higher in the second quarter of 2015 as compared to 2014 primarily due to 2014 acquisitions and recent development properties placed in service, partly offset by lower depreciation and amortization due to property dispositions. We expect depreciation and amortization for the remainder of 2015 to increase over 2014 for similar reasons.

We recorded an impairment of real estate assets of $0.6 million in the second quarter of 2014 on a building in Greensboro, NC, which resulted from a change in the assumed timing of future disposition and leasing assumptions. We recorded no such impairment in the second quarter of 2015.

General and administrative expenses were $0.2 million, or 1.8%, higher in the second quarter of 2015 as compared to 2014 primarily due to higher incentive compensation and company-wide base salaries. We expect general and administrative expenses for the remainder of 2015 to increase slightly over 2014 for similar reasons.

Interest Expense

Interest expense was $0.8 million, or 3.7%, higher in the second quarter of 2015 as compared to 2014 primarily due to higher average debt balances and financing obligation interest expense, partly offset by higher capitalized interest. We expect interest expense for the remainder of 2015 to decrease over 2014 primarily due to lower average interest rates and financing obligation interest expense, partly offset by lower capitalized interest.

Other Income

Other income was $0.4 million, or 31.4%, lower in the second quarter of 2015 as compared to 2014 primarily due to a loss on debt extinguishment and the repayment of mortgages receivable in the second quarter of 2015. We expect other income for the remainder of 2015 to decrease over 2014 as a result of this repayment.

Gains on Disposition of Property

Gains on disposition of property were $3.5 million lower in the second quarter of 2015 as compared to 2014 due to the net effect of the disposition activity in such periods.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $1.1 million higher in the second quarter of 2015 as compared to 2014 due to our $1.1 million share of a gain recognized by Highwoods KC Glenridge Land, LLC.

Earnings Per Common Share - Diluted

Diluted earnings per common share was $0.02, or 8.0%, higher in the second quarter of 2015 as compared to 2014 due to an increase in net income for the reasons discussed above offset by an increase in the weighted average Common Shares outstanding.

Six Months Ended June 30, 2015 and 2014

Rental and Other Revenues

Rental and other revenues were $17.3 million, or 5.7%, higher in the first six months of 2015 as compared to 2014 primarily due to higher same property revenues, 2014 acquisitions and recent development properties placed in service, which increased rental and other revenues by $14.1 million, $8.1 million and $6.1 million, respectively. Same property rental and other revenues were higher primarily due to an increase in average occupancy to 92.1% in the first six months of 2015 from 89.9% in the first six months of 2014, higher average GAAP rents per rentable square foot and higher cost recovery income. These increases were partly offset by lost revenue from property dispositions of $10.9 million.

Operating Expenses

Rental property and other expenses were $3.1 million, or 2.8%, higher in the first six months of 2015 as compared to 2014 primarily due to higher same property operating expenses, 2014 acquisitions and recent development properties placed in service, which increased operating expenses by $3.7 million, $2.9 million and $1.3 million, respectively. Same property operating expenses were higher primarily due to higher property taxes, janitorial and other building-related services and repairs and maintenance, partly offset by lower utilities and property insurance. These increases were partly offset by a $4.0 million decrease in operating expenses from property dispositions.

Depreciation and amortization was $2.9 million, or 3.0%, higher in the first six months of 2015 as compared to 2014 primarily due to 2014 acquisitions and recent development properties placed in service, partly offset by lower depreciation and amortization due to property dispositions.

We recorded an impairment of real estate assets of $0.6 million in the second quarter of 2014 on a building in Greensboro, NC, which resulted from a change in the assumed timing of future disposition and leasing assumptions. We recorded no such impairment in the first six months of 2015.

General and administrative expenses were $0.9 million, or 4.5%, higher in the first six months of 2015 as compared to 2014 primarily due to higher incentive compensation and company-wide base salaries and benefits.

Interest Expense

Interest expense was $0.9 million, or 2.0%, higher in the first six months of 2015 as compared to 2014 primarily due to higher average debt balances and financing obligation interest expense, partly offset by higher capitalized interest.

Other Income

Other income was $0.6 million, or 21.6%, lower in the first six months of 2015 as compared to 2014 primarily due to the repayments of mortgages receivable in the first quarter of 2014 and second quarter of 2015 and a loss on debt extinguishment in the second quarter of 2015.

Gains on Disposition of Property and Net Gains on Disposition of Discontinued Operations

With the adoption of the discontinued operations accounting standards update in the second quarter of 2014, gains on disposition of property are now generally included in continuing operations. Prior to adoption, such gains were generally classified as discontinued operations. Total gains were $2.8 million lower in the first six months of 2015 as compared to 2014 due to the net effect of the disposition activity in such periods.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $2.9 million higher in the first six months of 2015 as compared to 2014 primarily due to our $1.1 million share of a gain recognized by Highwoods DLF 97/26 DLF 99/32, LP in the first quarter of 2015, our $1.1 million share of a gain recognized by Highwoods KC Glenridge Land, LLC in the second quarter of 2015 and a $0.4 million net impairment of our previous investment in Board of Trade Investment Company in the first quarter of 2014.

Earnings Per Common Share - Diluted

Diluted earnings per common share was $0.08, or 20.5%, higher in the first six months of 2015 as compared to 2014 due to an increase in net income for the reasons discussed above offset by an increase in the weighted average Common Shares outstanding.

Liquidity and Capital Resources

Statements of Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in the Company’s cash flows ($ in thousands):

	Six Months Ended June 30,
	2015	2014	Change
Net Cash Provided By Operating Activities	$122,295	$114,534	$7,761
Net Cash Used In Investing Activities	(116,818)	(133,112)	16,294
Net Cash Provided By/(Used In) Financing Activities	(9,370)	27,093	(36,463)
Total Cash Flows	$(3,893)	$8,515	$(12,408)

The increase in net cash provided by operating activities in the first six months of 2015 as compared to 2014 was primarily due to higher net cash from the operations of properties acquired in 2014 and recent development properties placed in service, partly offset by higher cash paid for operating expenses in 2015. We expect net cash related to operating activities for the remainder of 2015 to be higher as compared to 2014 due to the full year impact of properties acquired in 2014 and 2015, recent development properties placed in service and higher cash flows from leases signed in prior years as free rent periods expire.

The decrease in net cash used in investing activities in the first six months of 2015 as compared to 2014 was primarily due to lower development activity, higher distributions of capital from unconsolidated affiliates and lower investments in unconsolidated affiliates in 2015, partly offset by higher investments in tenant improvements and deferred leasing costs and lower repayments of mortgages and notes receivable in 2015. We expect uses of cash for investing activities for the remainder of 2015 to be primarily driven by our plans to acquire and commence development of office buildings. Additionally, as of June 30, 2015, we have $390 million left to fund of our previously-announced development activity. We expect these uses of cash for investing activities will be partially offset by proceeds from non-core dispositions during the remainder of 2015.

The change in net cash provided by/used in financing activities in the first six months of 2015 as compared to 2014 was primarily due to lower net debt borrowings in 2015, partly offset by higher proceeds from the issuance of Common Stock in 2015. Assuming the net effect of our acquisition, disposition and development activity in the remainder of 2015 results in an increase in our assets, we would expect outstanding debt balances to increase. However, because we plan to continue to maintain a flexible and conservative balance sheet with mortgages and notes payable and outstanding preferred stock representing around 40% to 45% of the undepreciated book value of our assets, we would also expect higher outstanding balances of Common Stock in such event.

Capitalization

The following table sets forth the Company’s capitalization (in thousands, except per share amounts):

	June 30, 2015	December 31, 2014
		(as revised)
Mortgages and notes payable, at recorded book value	$2,124,028	$2,071,389
Financing obligation	$8,962	$8,962
Preferred Stock, at liquidation value	$29,050	$29,060
Common Stock outstanding	94,118	92,907
Common Units outstanding (not owned by the Company)	2,910	2,937
Per share stock price at period end	$39.95	$44.28
Market value of Common Stock and Common Units	$3,876,269	$4,243,972
Total capitalization	$6,038,309	$6,353,383

At June 30, 2015, our mortgages and notes payable and outstanding preferred stock represented 35.7% of our total capitalization and 42.1% of the undepreciated book value of our assets.

Our mortgages and notes payable as of June 30, 2015 consisted of $290.1 million of secured indebtedness with a weighted average interest rate of 5.82% and $1,833.9 million of unsecured indebtedness with a weighted average interest rate of 3.78%. The secured indebtedness was collateralized by real estate assets with an aggregate undepreciated book value of $545.5 million. As of June 30, 2015, all but $484.0 million of our debt bears interest at fixed rates or is protected by interest rate hedge contracts.

Investment Activity

During the second quarter of 2015, we acquired:

•	land in Atlanta, GA for a purchase price and related transaction costs of $5.2 million (including contingent consideration of $0.9 million); and

•
our Highwoods DLF 98/29, LLC joint venture partner’s 77.2% interest in a building in Orlando, FL encompassing 168,000 rentable square feet in exchange for the assumption of secured debt recorded at fair value of $19.3 million. See "Financing Activity." We expensed $0.1 million of acquisition costs (included in general and administrative expenses) related to this acquisition.

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

During the second quarter of 2015, we sold land for a sale price of $0.5 million and recorded a gain on disposition of property of $0.2 million.

On July 23, 2015, we sold a building for a sale price of $15.3 million and expect to record a gain on disposition of property of $6.5 million.

During the second quarter of 2015, $9.9 million of secured acquisition financing provided to a third party in 2012 was repaid, including accrued interest.

As of June 30, 2015, we were developing 1,482,200 rentable square feet of properties. The following table summarizes these developments:

Property	Market	Rentable Square Feet	Anticipated Total Investment (1)	Investment As Of June 30, 2015 (1)	Pre Leased %	Estimated Completion	Estimated Stabilization
			($ in thousands)
Laser Spine Institute	Tampa	176,000	$56,000	$25,676	100.0%	1Q 16	1Q 16
Seven Springs West	Nashville	203,000	59,000	20,212	85.6%	3Q 16	1Q 17
Bridgestone Americas	Nashville	514,000	200,000	34,562	98.5%	3Q 17	3Q 17
Riverwood 200 (2)	Atlanta	299,000	107,000	6,080	66.2%	2Q 17	2Q 19
Plaza 211	Kansas City	28,000	17,000	9,322	—%	3Q 15	3Q 16
Enterprise V (2)	Greensboro	131,200	7,600	893	—%	2Q 16	2Q 17
Seven Springs II (2)	Nashville	131,000	38,100	2,425	—%	2Q 17	3Q 18
		1,482,200	$484,700	$99,170	71.1%
__________

(1)	Includes deferred lease commissions which are classified in deferred leasing costs on the Consolidated Balance Sheet.

(2)	Recorded on the Consolidated Balance Sheet in land held for development, not development in process.

Financing Activity

We have entered into separate sales agreements with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Robert W. Baird & Co. Incorporated, BB&T Capital Markets, a division of BB&T Securities, LLC, Capital One Securities, Inc., Comerica Securities, Inc., Jefferies LLC, Mitsubishi UFJ Securities (USA), Inc., Morgan Stanley & Co. LLC, Piper Jaffray & Co., RBC Capital Markets, LLC and Wells Fargo Securities, LLC. During the second quarter of 2015, the Company issued 58,533 shares of Common Stock at an average gross sales price of $41.72 per share and received net proceeds, after sales commissions, of $2.4 million. We paid less than $0.1 million in sales commissions to Jefferies LLC during the second quarter of 2015.

Our $475.0 million unsecured revolving credit facility is scheduled to mature in January 2018 and includes an accordion feature that allows for an additional $75.0 million of borrowing capacity subject to additional lender commitments. Assuming no defaults have occurred, we have an option to extend the maturity for two additional six month periods. The interest rate at our current credit ratings is LIBOR plus 110 basis points and the annual facility fee is 20 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody's Investors Service or Standard & Poor's Ratings Services. There was $159.0 million and $158.0 million outstanding under our revolving credit facility at June 30, 2015 and July 27, 2015, respectively. At both June 30, 2015 and July 27, 2015, we had $0.4 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at June 30, 2015 and July 27, 2015 was $315.6 million and $316.6 million, respectively.

During the second quarter of 2015, we amended our $225.0 million, seven-year unsecured bank term loan, which was scheduled to mature in January 2019. We increased the borrowed amount to $350.0 million and used the $125.0 million of incremental new proceeds to repay amounts outstanding under our $475.0 million unsecured revolving credit facility. The amended term loan is now scheduled to mature in June 2020 and the interest rate, based on our current credit ratings, was reduced from LIBOR plus 175 basis points to LIBOR plus 110 basis points. The interest rate is based on the higher of the publicly announced ratings from Moody’s Investors Service or Standard & Poor’s Ratings Services. The financial and other covenants under the amended term loan are unchanged.

During the second quarter of 2015, we prepaid without penalty the remaining $39.4 million balance on a secured mortgage loan with an effective interest rate of 6.43% that was originally scheduled to mature in November 2015.

During the second quarter of 2015, we acquired our joint venture partner’s 77.2% interest in a building in Orlando, FL. Simultaneously with this acquisition, the joint venture's previously existing mortgage note was restructured into a new $18.0 million first mortgage note and a $10.2 million subordinated note, both of which are scheduled to mature in July 2017. The first mortgage note is interest only with an effective interest rate of 5.36%, payable monthly. The subordinated note has an effective interest rate of 8.6%. Additionally, we deposited $3.0 million into escrow to fund tenant improvements, leasing commissions and building improvements. The first mortgage note and subordinated note can be prepaid at any time commencing October 2016 upon a sale or refinancing of the property. In such event, the subordinated note and any and all accrued interest thereon would be deemed fully satisfied upon payment of a "waterfall payment," if any. Such "waterfall payment" would be a cash payment equal to 50.0% of the amount, if any, by which the net sale proceeds or appraised value in the event of a refinancing exceeds (1) the outstanding principal of the first mortgage note, (2) the funds deposited by us into escrow to fund tenant improvements, leasing commissions and building improvements and (3) a 10.0% return on such funds deposited by us into escrow. As of June 30, 2015, the fair value of the first mortgage note was $18.3 million and the fair value of the subordinated note equaled the projected waterfall payment of $1.0 million.

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

Off Balance Sheet Arrangements

We have a 20.0% interest in SF-HIW Harborview Plaza, LP (“Harborview”). We are the manager and leasing agent for Harborview’s property in Tampa, FL and receive customary management and leasing fees. During 2012, we also provided a three-year $20.8 million interest-only secured loan to Harborview that is scheduled to mature in September 2015. The loan bears interest at LIBOR plus 500 basis points, subject to a LIBOR floor of 0.5%. Previously, we accounted for the original contribution transaction as a financing obligation since our partner had the right to put its 80.0% equity interest back to us any time during the one-year period prior to September 11, 2015. During the second quarter of 2015, as a result of our partner’s irrevocable exercise of a buy-sell provision in our joint venture agreement, our partner’s right to put its 80.0% equity interest back to us became no longer exercisable, which resulted in recording the original contribution transaction as a partial sale. Harborview is now accounted for using the equity method of accounting.

See "Investment Activity "for a description of our acquisition of a building in Orlando, FL from Highwoods DLF 98/29, LLC during the second quarter of 2015. The joint venture recorded a gain on disposition of property of $13.7 million. Our share of $3.1 million was recorded as a reduction to real estate assets.

During the second quarter of 2015, Highwoods KC Glenridge Office, LLC and Highwoods KC Glenridge Land, LLC collectively sold two buildings and land to an unrelated third party for an aggregate sale price of $24.5 million (before closing credits to buyer of $0.3 million for unfunded tenant improvements) and recorded gains on disposition of property of $2.4 million. We recorded $0.9 million as our share of these gains through equity in earnings of unconsolidated affiliates.

Critical Accounting Estimates

There were no changes made by management to the critical accounting policies in the six months ended June 30, 2015. For a description of our critical accounting estimates, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our 2014 Annual Report on Form 10-K.

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

The following table sets forth the Company's FFO, FFO available for common stockholders and FFO available for common stockholders per share ($ in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Funds from operations:
Net income	$26,891	$24,512	$47,726	$38,088
Net (income) attributable to noncontrolling interests in consolidated affiliates	(328)	(438)	(624)	(861)
Depreciation and amortization of real estate assets	50,594	49,600	100,272	97,193
Impairments of depreciable properties	—	588	—	588
(Gains) on disposition of depreciable properties	(2,232)	—	(2,626)	—
Unconsolidated affiliates:
Depreciation and amortization of real estate assets	731	923	1,577	1,954
Impairment of investment in unconsolidated affiliate	—	—	—	1,353
(Gains)/losses on disposition of depreciable properties	125	—	(946)	(955)
Discontinued operations:
(Gains) on disposition of depreciable properties	—	—	—	(384)
Funds from operations	75,781	75,185	145,379	136,976
Dividends on Preferred Stock	(626)	(627)	(1,253)	(1,254)
Funds from operations available for common stockholders	$75,155	$74,558	$144,126	$135,722
Funds from operations available for common stockholders per share	$0.77	$0.80	$1.49	$1.46
Weighted average shares outstanding (1)	97,049	93,312	96,666	93,172
__________

(1)	Includes assumed conversion of all potentially dilutive Common Stock equivalents.

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

As of June 30, 2015, our same property portfolio consisted of 235 in-service properties encompassing 27.6 million rentable square feet that were wholly owned during the entirety of the periods presented (from January 1, 2014 to June 30, 2015). As of December 31, 2014, our same property portfolio consisted of 223 in-service properties encompassing 24.2 million rentable square feet that were wholly owned during the entirety of the periods presented (from January 1, 2013 to December 31, 2014). The change in our same property portfolio was due to the addition of 11 properties encompassing 3.2 million rentable square feet acquired during 2013 and three newly developed properties encompassing 0.2 million rentable square feet placed in service during 2013. These additions were offset by the removal of two properties encompassing 0.1 million rentable square feet that were sold during 2015.

Rental and other revenues related to properties not in our same property portfolio were $11.7 million and $9.4 million for the three months ended June 30, 2015 and 2014, respectively, and $21.1 million and $17.9 million for the six months ended June 30, 2015 and 2014, respectively. Rental property and other expenses related to properties not in our same property portfolio were $3.4 million and $3.7 million for the three months ended June 30, 2015 and 2014, respectively, and $6.7 million and $7.3 million for the six months ended June 30, 2015 and 2014, respectively.

The following table sets forth the Company’s NOI and same property NOI:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Income from continuing operations before disposition of investment properties and activity in unconsolidated affiliates	$22,703	$17,898	$40,570	$31,119
Other income	(979)	(1,428)	(2,217)	(2,827)
Interest expense	22,002	21,213	43,425	42,575
General and administrative expenses	8,892	8,733	20,329	19,447
Impairments of real estate assets	—	588	—	588
Depreciation and amortization	51,240	50,443	101,548	98,608
Net operating income from continuing operations	103,858	97,447	203,655	189,510
Less – non same property and other net operating income	(8,310)	(5,750)	(14,384)	(10,620)
Total same property net operating income from continuing operations	$95,548	$91,697	$189,271	$178,890

Rental and other revenues	$161,136	$152,722	$318,446	$301,175
Rental property and other expenses	57,278	55,275	114,791	111,665
Total net operating income from continuing operations	103,858	97,447	203,655	189,510
Less – non same property and other net operating income	(8,310)	(5,750)	(14,384)	(10,620)
Total same property net operating income from continuing operations	$95,548	$91,697	$189,271	$178,890

Total same property net operating income from continuing operations	$95,548	$91,697	$189,271	$178,890
Less – straight-line rent and lease termination fees	(3,472)	(4,218)	(7,480)	(10,241)
Same property cash net operating income from continuing operations	$92,076	$87,479	$181,791	$168,649

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

SEC rules also require us to establish and maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in internal control over financial reporting during the three months ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. There were also no changes in internal control over financial reporting during the three months ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	2015 Long-Term Equity Incentive Plan (filed as part of the Company's Current Report on Form 8-K dated May 13, 2015)
10.2	First Amendment to Amended and Restated Seven-Year Term Loan Agreement (filed as part of the Company's Current Report on Form 8-K dated June 11, 2015)
12.1	Statement re: Computation of Ratios of the Company
12.2	Statement re: Computation of Ratios of the Operating Partnership
31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Company
31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Company
31.3	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Operating Partnership
31.4	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Operating Partnership
32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Company
32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Company
32.3	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Operating Partnership
32.4	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Operating Partnership
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: August 4, 2015