Form 10-Q
period 2015-09-30
HIGHWOODS PROPERTIES INC; HIGHWOODS REALTY LTD PARTNERSHIP
filed 2015-10-27
CIK 921082, 941713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The Company had 95,326,219 shares of Common Stock outstanding as of October 20, 2015.

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

Certain information contained herein is presented as of October 20, 2015, the latest practicable date for financial information prior to the filing of this Quarterly Report.

This report combines the Quarterly Reports on Form 10-Q for the period ended September 30, 2015 of the Company and the Operating Partnership. We believe combining the quarterly reports into this single report results in the following benefits:

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

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2015

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HIGHWOODS PROPERTIES, INC.
Consolidated Balance Sheets
(Unaudited and in thousands, except share and per share data)

	September 30, 2015	December 31, 2014
		(as revised)
Assets:
Real estate assets, at cost:
Land	$460,111	$384,301
Buildings and tenant improvements	4,336,244	3,807,315
Development in process	157,100	205,971
Land held for development	71,997	79,355
	5,025,452	4,476,942
Less-accumulated depreciation	(1,096,129)	(1,024,936)
Net real estate assets	3,929,323	3,452,006
Real estate and other assets, net, held for sale	2,629	1,038
Cash and cash equivalents	5,184	8,832
Restricted cash	19,310	14,595
Accounts receivable, net of allowance of $1,835 and $1,314, respectively	27,576	48,557
Mortgages and notes receivable, net of allowance of $362 and $275, respectively	2,132	13,116
Accrued straight-line rents receivable, net of allowance of $993 and $600, respectively	156,481	142,037
Investments in and advances to unconsolidated affiliates	20,674	50,685
Deferred financing and leasing costs, net of accumulated amortization of $123,463 and $112,804, respectively	255,849	228,768
Prepaid expenses and other assets, net of accumulated amortization of $15,697 and $14,259, respectively	43,537	39,489
Total Assets	$4,462,695	$3,999,123
Liabilities, Noncontrolling Interests in the Operating Partnership and Equity:
Mortgages and notes payable	$2,478,753	$2,071,389
Accounts payable, accrued expenses and other liabilities	245,953	237,633
Financing obligation	7,402	8,962
Total Liabilities	2,732,108	2,317,984
Commitments and contingencies
Noncontrolling interests in the Operating Partnership	112,768	130,048
Equity:
Preferred Stock, $.01 par value, 50,000,000 authorized shares;
8.625% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 29,050 and 29,060 shares issued and outstanding, respectively	29,050	29,060
Common Stock, $.01 par value, 200,000,000 authorized shares;
95,329,758 and 92,907,310 shares issued and outstanding, respectively	953	929
Additional paid-in capital	2,579,318	2,464,275
Distributions in excess of net income available for common stockholders	(1,002,879)	(957,370)
Accumulated other comprehensive loss	(6,610)	(3,912)
Total Stockholders’ Equity	1,599,832	1,532,982
Noncontrolling interests in consolidated affiliates	17,987	18,109
Total Equity	1,617,819	1,551,091
Total Liabilities, Noncontrolling Interests in the Operating Partnership and Equity	$4,462,695	$3,999,123

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Income
(Unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Rental and other revenues	$163,736	$152,629	$482,182	$453,804
Operating expenses:
Rental property and other expenses	59,758	57,383	174,549	169,048
Depreciation and amortization	54,652	48,287	156,200	146,895
Impairments of real estate assets	—	—	—	588
General and administrative	9,182	7,526	29,511	26,973
Total operating expenses	123,592	113,196	360,260	343,504
Interest expense:
Contractual	20,484	20,962	61,783	62,352
Amortization of deferred financing costs	873	819	2,501	2,270
Financing obligation	155	567	653	301
	21,512	22,348	64,937	64,923
Other income:
Interest and other income	1,038	1,054	3,475	3,863
Losses on debt extinguishment	—	(326)	(220)	(308)
	1,038	728	3,255	3,555
Income from continuing operations before disposition of investment properties and activity in unconsolidated affiliates	19,670	17,813	60,240	48,932
Gains on disposition of property	7,012	36,238	10,581	42,185
Gain on disposition of investment in unconsolidated affiliate	4,155	—	4,155	—
Equity in earnings of unconsolidated affiliates	780	248	4,367	886
Income from continuing operations	31,617	54,299	79,343	92,003
Discontinued operations:
Net gains on disposition of discontinued operations	—	—	—	384
	—	—	—	384
Net income	31,617	54,299	79,343	92,387
Net (income) attributable to noncontrolling interests in the Operating Partnership	(918)	(1,673)	(2,296)	(2,813)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(324)	(291)	(948)	(1,152)
Dividends on Preferred Stock	(626)	(627)	(1,879)	(1,881)
Net income available for common stockholders	$29,749	$51,708	$74,220	$86,541
Earnings per Common Share – basic:
Income from continuing operations available for common stockholders	$0.31	$0.57	$0.79	$0.96
Income from discontinued operations available for common stockholders	—	—	—	—
Net income available for common stockholders	$0.31	$0.57	$0.79	$0.96
Weighted average Common Shares outstanding – basic	94,693	90,668	93,996	90,299
Earnings per Common Share – diluted:
Income from continuing operations available for common stockholders	$0.31	$0.57	$0.79	$0.96
Income from discontinued operations available for common stockholders	—	—	—	—
Net income available for common stockholders	$0.31	$0.57	$0.79	$0.96
Weighted average Common Shares outstanding – diluted	97,661	93,723	97,003	93,358
Dividends declared per Common Share	$0.425	$0.425	$1.275	$1.275
Net income available for common stockholders:
Income from continuing operations available for common stockholders	$29,749	$51,708	$74,220	$86,169
Income from discontinued operations available for common stockholders	—	—	—	372
Net income available for common stockholders	$29,749	$51,708	$74,220	$86,541
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Comprehensive income:
Net income	$31,617	$54,299	$79,343	$92,387
Other comprehensive income/(loss):
Unrealized gains/(losses) on tax increment financing bond	(7)	23	187	293
Unrealized gains/(losses) on cash flow hedges	(3,021)	913	(5,666)	(3,337)
Amortization of cash flow hedges	932	952	2,781	2,824
Total other comprehensive income/(loss)	(2,096)	1,888	(2,698)	(220)
Total comprehensive income	29,521	56,187	76,645	92,167
Less-comprehensive (income) attributable to noncontrolling interests	(1,242)	(1,964)	(3,244)	(3,965)
Comprehensive income attributable to common stockholders	$28,279	$54,223	$73,401	$88,202

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Equity
(Unaudited and in thousands, except share amounts)

	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
							(as revised)	(as revised)
Balance at December 31, 2014	92,907,310	$929	$29,060	$2,464,275	$(3,912)	$18,109	$(957,370)	$1,551,091
Issuances of Common Stock, net of issuance costs and tax withholdings	2,268,380	23	—	93,193	—	—	—	93,216
Conversions of Common Units to Common Stock	26,820	—	—	1,206	—	—	—	1,206
Dividends on Common Stock		—	—	—	—	—	(119,729)	(119,729)
Dividends on Preferred Stock		—	—	—	—	—	(1,879)	(1,879)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	14,649	—	—	—	14,649
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(1,070)	—	(1,070)
Issuances of restricted stock	128,951	—	—	—	—	—	—	—
Redemptions/repurchases of Preferred Stock		—	(10)	—	—	—	—	(10)
Share-based compensation expense, net of forfeitures	(1,703)	1	—	5,995	—	—	—	5,996
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(2,296)	(2,296)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	948	(948)	—
Comprehensive income:
Net income		—	—	—	—	—	79,343	79,343
Other comprehensive loss		—	—	—	(2,698)	—	—	(2,698)
Total comprehensive income								76,645
Balance at September 30, 2015	95,329,758	$953	$29,050	$2,579,318	$(6,610)	$17,987	$(1,002,879)	$1,617,819

	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
							(as revised)	(as revised)
Balance at December 31, 2013	89,920,915	$899	$29,077	$2,370,368	$(2,611)	$21,396	$(911,662)	$1,507,467
Issuances of Common Stock, net of issuance costs and tax withholdings	1,175,191	12	—	45,910	—	—	—	45,922
Conversions of Common Units to Common Stock	4,417	—	—	162	—	—	—	162
Dividends on Common Stock		—	—	—	—	—	(115,037)	(115,037)
Dividends on Preferred Stock		—	—	—	—	—	(1,881)	(1,881)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	(8,955)	—	—	—	(8,955)
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(940)	—	(940)
Issuances of restricted stock	169,501	—	—	—	—	—	—	—
Share-based compensation expense, net of forfeitures		2	—	6,177	—	—	—	6,179
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(2,813)	(2,813)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	1,152	(1,152)	—
Comprehensive income:
Net income		—	—	—	—	—	92,387	92,387
Other comprehensive loss		—	—	—	(220)	—	—	(220)
Total comprehensive income								92,167
Balance at September 30, 2014	91,270,024	$913	$29,077	$2,413,662	$(2,831)	$21,608	$(940,158)	$1,522,271

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2015	2014
Operating activities:
Net income	$79,343	$92,387
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	156,200	146,895
Amortization of lease incentives and acquisition-related intangible assets and liabilities	214	249
Share-based compensation expense	5,996	6,179
Allowance for losses on accounts and accrued straight-line rents receivable	1,851	1,942
Accrued interest on mortgages and notes receivable	(313)	(354)
Amortization of deferred financing costs	2,501	2,270
Amortization of cash flow hedges	2,781	2,824
Amortization of mortgages and notes payable fair value adjustments	7	(845)
Impairments of real estate assets	—	588
Losses on debt extinguishment	220	308
Net gains on disposition of property	(10,581)	(42,569)
Gain on disposition of investment in unconsolidated affiliate	(4,155)	—
Equity in earnings of unconsolidated affiliates	(4,367)	(886)
Changes in financing obligation	162	(241)
Distributions of earnings from unconsolidated affiliates	4,099	1,634
Changes in operating assets and liabilities:
Accounts receivable	1,716	(1,762)
Prepaid expenses and other assets	(3,475)	(2,927)
Accrued straight-line rents receivable	(16,955)	(16,202)
Accounts payable, accrued expenses and other liabilities	(5,834)	(5,815)
Net cash provided by operating activities	209,410	183,675
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	(408,634)	(83,751)
Investments in development in process	(87,222)	(122,106)
Investments in tenant improvements and deferred leasing costs	(85,234)	(80,132)
Investments in building improvements	(38,295)	(39,401)
Net proceeds from disposition of real estate assets	22,781	151,987
Net proceeds from disposition of investment in unconsolidated affiliate	6,919	—
Distributions of capital from unconsolidated affiliates	10,227	725
Investments in mortgages and notes receivable	(1,772)	(419)
Repayments of mortgages and notes receivable	9,301	16,974
Investments in and advances/repayments to/from unconsolidated affiliates	20,416	(6,425)
Redemption of investment in unconsolidated affiliate	—	4,660
Changes in restricted cash and other investing activities	(12,582)	(1,296)
Net cash used in investing activities	(564,095)	(159,184)
Financing activities:
Dividends on Common Stock	(119,729)	(115,037)
Redemptions/repurchases of Preferred Stock	(10)	—
Redemptions of Common Units	—	(93)
Dividends on Preferred Stock	(1,879)	(1,881)
Distributions to noncontrolling interests in the Operating Partnership	(3,721)	(3,745)
Distributions to noncontrolling interests in consolidated affiliates	(1,070)	(940)
Proceeds from the issuance of Common Stock	98,485	49,216
Costs paid for the issuance of Common Stock	(1,518)	(600)
Repurchase of shares related to tax withholdings	(3,751)	(2,694)
Borrowings on revolving credit facility	393,900	377,700
Repayments of revolving credit facility	(337,900)	(443,400)
Borrowings on mortgages and notes payable	375,000	296,949
Repayments of mortgages and notes payable	(43,076)	(172,810)
Payments on financing obligation	(1,722)	(2,904)
Payments of debt extinguishment costs	—	(369)
Additions to deferred financing costs and other financing activities	(1,972)	(2,467)
Net cash provided by/(used in) financing activities	351,037	(23,075)
Net increase/(decrease) in cash and cash equivalents	$(3,648)	$1,416
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows – Continued
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2015	2014
Net increase/(decrease) in cash and cash equivalents	$(3,648)	$1,416
Cash and cash equivalents at beginning of the period	8,832	10,184
Cash and cash equivalents at end of the period	$5,184	$11,600

Supplemental disclosure of cash flow information:

	Nine Months Ended September 30,
	2015	2014
Cash paid for interest, net of amounts capitalized	$62,661	$63,340

Supplemental disclosure of non-cash investing and financing activities:

	Nine Months Ended September 30,
	2015	2014
Unrealized losses on cash flow hedges	$(5,666)	$(3,337)
Conversions of Common Units to Common Stock	1,206	162
Changes in accrued capital expenditures	1,759	17,255
Write-off of fully depreciated real estate assets	44,742	29,953
Write-off of fully amortized deferred financing and leasing costs	27,658	17,138
Adjustment of noncontrolling interests in the Operating Partnership to fair value	(14,649)	8,955
Unrealized gains on tax increment financing bond	187	293
Assumption of mortgages and notes payable related to acquisition activities	19,277	—
Reduction in the carrying amount of real estate purchased from unconsolidated affiliate by our share of the unconsolidated affiliate's gain	3,124	—
Contingent consideration in connection with the acquisition of land	900	—

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Balance Sheets
(Unaudited and in thousands, except unit and per unit data)

	September 30, 2015	December 31, 2014
		(as revised)
Assets:
Real estate assets, at cost:
Land	$460,111	$384,301
Buildings and tenant improvements	4,336,244	3,807,315
Development in process	157,100	205,971
Land held for development	71,997	79,355
	5,025,452	4,476,942
Less-accumulated depreciation	(1,096,129)	(1,024,936)
Net real estate assets	3,929,323	3,452,006
Real estate and other assets, net, held for sale	2,629	1,038
Cash and cash equivalents	5,184	8,938
Restricted cash	19,310	14,595
Accounts receivable, net of allowance of $1,835 and $1,314, respectively	27,576	48,557
Mortgages and notes receivable, net of allowance of $362 and $275, respectively	2,132	13,116
Accrued straight-line rents receivable, net of allowance of $993 and $600, respectively	156,481	142,037
Investments in and advances to unconsolidated affiliates	20,674	50,685
Deferred financing and leasing costs, net of accumulated amortization of $123,463 and $112,804, respectively	255,849	228,768
Prepaid expenses and other assets, net of accumulated amortization of $15,697 and $14,259, respectively	43,537	39,489
Total Assets	$4,462,695	$3,999,229
Liabilities, Redeemable Operating Partnership Units and Capital:
Mortgages and notes payable	$2,478,753	$2,071,389
Accounts payable, accrued expenses and other liabilities	245,953	237,547
Financing obligation	7,402	8,962
Total Liabilities	2,732,108	2,317,898
Commitments and contingencies
Redeemable Operating Partnership Units:
Common Units, 2,910,135 and 2,936,955 outstanding, respectively	112,768	130,048
Series A Preferred Units (liquidation preference $1,000 per unit), 29,050 and 29,060 units issued and outstanding, respectively	29,050	29,060
Total Redeemable Operating Partnership Units	141,818	159,108
Capital:
Common Units:
General partner Common Units, 978,311 and 954,355 outstanding, respectively	15,771	15,078
Limited partner Common Units, 93,942,638 and 91,544,146 outstanding, respectively	1,561,621	1,492,948
Accumulated other comprehensive loss	(6,610)	(3,912)
Noncontrolling interests in consolidated affiliates	17,987	18,109
Total Capital	1,588,769	1,522,223
Total Liabilities, Redeemable Operating Partnership Units and Capital	$4,462,695	$3,999,229

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Income
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Rental and other revenues	$163,736	$152,629	$482,182	$453,804
Operating expenses:
Rental property and other expenses	59,758	57,383	174,549	169,015
Depreciation and amortization	54,652	48,287	156,200	146,895
Impairments of real estate assets	—	—	—	588
General and administrative	9,182	7,526	29,511	27,006
Total operating expenses	123,592	113,196	360,260	343,504
Interest expense:
Contractual	20,484	20,962	61,783	62,352
Amortization of deferred financing costs	873	819	2,501	2,270
Financing obligation	155	567	653	301
	21,512	22,348	64,937	64,923
Other income:
Interest and other income	1,038	1,054	3,475	3,863
Losses on debt extinguishment	—	(326)	(220)	(308)
	1,038	728	3,255	3,555
Income from continuing operations before disposition of investment properties and activity in unconsolidated affiliates	19,670	17,813	60,240	48,932
Gains on disposition of property	7,012	36,238	10,581	42,185
Gain on disposition of investment in unconsolidated affiliate	4,155	—	4,155	—
Equity in earnings of unconsolidated affiliates	780	248	4,367	886
Income from continuing operations	31,617	54,299	79,343	92,003
Discontinued operations:
Net gains on disposition of discontinued operations	—	—	—	384
	—	—	—	384
Net income	31,617	54,299	79,343	92,387
Net (income) attributable to noncontrolling interests in consolidated affiliates	(324)	(291)	(948)	(1,152)
Distributions on Preferred Units	(626)	(627)	(1,879)	(1,881)
Net income available for common unitholders	$30,667	$53,381	$76,516	$89,354
Earnings per Common Unit – basic:
Income from continuing operations available for common unitholders	$0.32	$0.57	$0.79	$0.96
Income from discontinued operations available for common unitholders	—	—	—	—
Net income available for common unitholders	$0.32	$0.57	$0.79	$0.96
Weighted average Common Units outstanding – basic	97,194	93,196	96,505	92,828
Earnings per Common Unit – diluted:
Income from continuing operations available for common unitholders	$0.32	$0.57	$0.79	$0.96
Income from discontinued operations available for common unitholders	—	—	—	—
Net income available for common unitholders	$0.32	$0.57	$0.79	$0.96
Weighted average Common Units outstanding – diluted	97,252	93,314	96,594	92,949
Distributions declared per Common Unit	$0.425	$0.425	$1.275	$1.275
Net income available for common unitholders:
Income from continuing operations available for common unitholders	$30,667	$53,381	$76,516	$88,970
Income from discontinued operations available for common unitholders	—	—	—	384
Net income available for common unitholders	$30,667	$53,381	$76,516	$89,354
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Comprehensive income:
Net income	$31,617	$54,299	$79,343	$92,387
Other comprehensive income/(loss):
Unrealized gains/(losses) on tax increment financing bond	(7)	23	187	293
Unrealized gains/(losses) on cash flow hedges	(3,021)	913	(5,666)	(3,337)
Amortization of cash flow hedges	932	952	2,781	2,824
Total other comprehensive income/(loss)	(2,096)	1,888	(2,698)	(220)
Total comprehensive income	29,521	56,187	76,645	92,167
Less-comprehensive (income) attributable to noncontrolling interests	(324)	(291)	(948)	(1,152)
Comprehensive income attributable to common unitholders	$29,197	$55,896	$75,697	$91,015

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Capital
(Unaudited and in thousands)

	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
	(as revised)	(as revised)			(as revised)
Balance at December 31, 2014	$15,078	$1,492,948	$(3,912)	$18,109	$1,522,223
Issuances of Common Units, net of issuance costs and tax withholdings	932	92,284	—	—	93,216
Distributions paid on Common Units	(1,230)	(121,699)	—	—	(122,929)
Distributions paid on Preferred Units	(19)	(1,860)	—	—	(1,879)
Share-based compensation expense, net of forfeitures	60	5,936	—	—	5,996
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(1,070)	(1,070)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	166	16,401	—	—	16,567
Net (income) attributable to noncontrolling interests in consolidated affiliates	(9)	(939)	—	948	—
Comprehensive income:
Net income	793	78,550	—	—	79,343
Other comprehensive loss	—	—	(2,698)	—	(2,698)
Total comprehensive income					76,645
Balance at September 30, 2015	$15,771	$1,561,621	$(6,610)	$17,987	$1,588,769

	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
	(as revised)	(as revised)			(as revised)
Balance at December 31, 2013	$14,596	$1,445,181	$(2,611)	$21,396	$1,478,562
Issuances of Common Units, net of issuance costs and tax withholdings	459	45,463	—	—	45,922
Redemptions of Common Units	(1)	(92)	—	—	(93)
Distributions paid on Common Units	(1,183)	(117,078)	—	—	(118,261)
Distributions paid on Preferred Units	(19)	(1,862)	—	—	(1,881)
Share-based compensation expense, net of forfeitures	62	6,117	—	—	6,179
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(940)	(940)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	(83)	(8,250)	—	—	(8,333)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(12)	(1,140)	—	1,152	—
Comprehensive income:
Net income	924	91,463	—	—	92,387
Other comprehensive loss	—	—	(220)	—	(220)
Total comprehensive income					92,167
Balance at September 30, 2014	$14,743	$1,459,802	$(2,831)	$21,608	$1,493,322

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2015	2014
Operating activities:
Net income	$79,343	$92,387
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	156,200	146,895
Amortization of lease incentives and acquisition-related intangible assets and liabilities	214	249
Share-based compensation expense	5,996	6,179
Allowance for losses on accounts and accrued straight-line rents receivable	1,851	1,942
Accrued interest on mortgages and notes receivable	(313)	(354)
Amortization of deferred financing costs	2,501	2,270
Amortization of cash flow hedges	2,781	2,824
Amortization of mortgages and notes payable fair value adjustments	7	(845)
Impairments of real estate assets	—	588
Losses on debt extinguishment	220	308
Net gains on disposition of property	(10,581)	(42,569)
Gain on disposition of investment in unconsolidated affiliate	(4,155)	—
Equity in earnings of unconsolidated affiliates	(4,367)	(886)
Changes in financing obligation	162	(241)
Distributions of earnings from unconsolidated affiliates	4,099	1,634
Changes in operating assets and liabilities:
Accounts receivable	1,716	(1,762)
Prepaid expenses and other assets	(3,475)	(2,885)
Accrued straight-line rents receivable	(16,955)	(16,202)
Accounts payable, accrued expenses and other liabilities	(5,748)	(5,804)
Net cash provided by operating activities	209,496	183,728
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	(408,634)	(83,751)
Investments in development in process	(87,222)	(122,106)
Investments in tenant improvements and deferred leasing costs	(85,234)	(80,132)
Investments in building improvements	(38,295)	(39,401)
Net proceeds from disposition of real estate assets	22,781	151,987
Net proceeds from disposition of investment in unconsolidated affiliate	6,919	—
Distributions of capital from unconsolidated affiliates	10,227	725
Investments in mortgages and notes receivable	(1,772)	(419)
Repayments of mortgages and notes receivable	9,301	16,974
Investments in and advances/repayments to/from unconsolidated affiliates	20,416	(6,425)
Redemption of investment in unconsolidated affiliate	—	4,660
Changes in restricted cash and other investing activities	(12,582)	(1,296)
Net cash used in investing activities	(564,095)	(159,184)
Financing activities:
Distributions on Common Units	(122,929)	(118,261)
Redemptions/repurchases of Preferred Units	(10)	—
Redemptions of Common Units	—	(93)
Distributions on Preferred Units	(1,879)	(1,881)
Distributions to noncontrolling interests in consolidated affiliates	(1,070)	(940)
Proceeds from the issuance of Common Units	98,485	49,216
Costs paid for the issuance of Common Units	(1,518)	(600)
Repurchase of units related to tax withholdings	(3,751)	(2,694)
Borrowings on revolving credit facility	393,900	377,700
Repayments of revolving credit facility	(337,900)	(443,400)
Borrowings on mortgages and notes payable	375,000	296,949
Repayments of mortgages and notes payable	(43,076)	(172,810)
Payments on financing obligation	(1,722)	(2,904)
Payments of debt extinguishment costs	—	(369)
Additions to deferred financing costs and other financing activities	(2,685)	(3,032)
Net cash provided by/(used in) financing activities	350,845	(23,119)
Net increase/(decrease) in cash and cash equivalents	$(3,754)	$1,425
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows - Continued
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2015	2014
Net increase/(decrease) in cash and cash equivalents	$(3,754)	$1,425
Cash and cash equivalents at beginning of the period	8,938	10,281
Cash and cash equivalents at end of the period	$5,184	$11,706

Supplemental disclosure of cash flow information:

	Nine Months Ended September 30,
	2015	2014
Cash paid for interest, net of amounts capitalized	$62,661	$63,340

Supplemental disclosure of non-cash investing and financing activities:

	Nine Months Ended September 30,
	2015	2014
Unrealized losses on cash flow hedges	$(5,666)	$(3,337)
Changes in accrued capital expenditures	1,759	17,255
Write-off of fully depreciated real estate assets	44,742	29,953
Write-off of fully amortized deferred financing and leasing costs	27,658	17,138
Adjustment of Redeemable Common Units to fair value	(17,280)	7,768
Unrealized gains on tax increment financing bond	187	293
Assumption of mortgages and notes payable related to acquisition activities	19,277	—
Reduction in the carrying amount of real estate purchased from unconsolidated affiliate by our share of the unconsolidated affiliate's gain	3,124	—
Contingent consideration in connection with the acquisition of land	900	—

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(tabular dollar amounts in thousands, except per share and per unit data)
(Unaudited)

1.    Description of Business and Significant Accounting Policies

Description of Business

Highwoods Properties, Inc. (the “Company”) is a fully integrated real estate investment trust (“REIT”) that provides leasing, management, development, construction and other customer-related services for its properties and for third parties. The Company conducts its activities through Highwoods Realty Limited Partnership (the “Operating Partnership”). At September 30, 2015, we owned or had an interest in 32.5 million rentable square feet of in-service properties, 1.4 million rentable square feet of properties under development and approximately 500 acres of development land.

The Company is the sole general partner of the Operating Partnership. At September 30, 2015, the Company owned all of the Preferred Units and 94.9 million, or 97.0%, of the Common Units in the Operating Partnership. Limited partners own the remaining 2.9 million Common Units. During the nine months ended September 30, 2015, the Company redeemed 26,820 Common Units for a like number of shares of Common Stock.

Common Stock Offerings

During the three and nine months ended September 30, 2015, the Company issued 1,206,200 and 2,178,859 shares, respectively, of Common Stock under its equity sales agreements at an average gross sales price of $41.89 and $43.33 per share, respectively, and received net proceeds, after sales commissions, of $49.8 million and $93.0 million, respectively. As a result of this activity and the redemptions discussed above, the percentage of Common Units owned by the Company increased from 96.9% at December 31, 2014 to 97.0% at September 30, 2015.

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

During the second quarter of 2015, as a result of our partner’s irrevocable exercise of a buy-sell provision in our SF-HIW Harborview Plaza, LP ("Harborview") joint venture agreement, our partner’s right to put its 80.0% equity interest back to us became no longer exercisable. As a result, we recorded the original contribution transaction as a partial sale and recognized $2.2 million of gain. Our investment in this joint venture then qualified for the equity method of accounting, which resulted in the retrospective revision of the Consolidated Balance Sheets and Consolidated Statements of Equity and Capital for all prior periods presented. The effects of the retrospective application of the equity method of accounting to the Consolidated Statements of Income, Comprehensive Income and Cash Flows were not material. The effects of the retrospective application of the equity method of accounting to the Company's December 31, 2014 Balance Sheet were as follows:

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

Recently Issued Accounting Standards

The Financial Accounting Standards Board ("FASB") recently issued an accounting standards update that requires the use of a new five-step model to recognize revenue from customer contracts. The five-step model requires that we identify the contract with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when we satisfy the performance obligations. We will also be required to disclose information regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The accounting standards update is required to be adopted in 2018. Retrospective application is required either to all periods presented or with the cumulative effect of initial adoption recognized in the period of adoption. We are in the process of evaluating this accounting standards update.

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

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

2.    Real Estate Assets

Acquisitions

During the third quarter of 2015, we acquired:

•	a building in Tampa, FL encompassing 528,000 rentable square feet for a net purchase price of $113.5 million and an adjacent land parcel for a purchase price of $2.2 million; and

•	two buildings in Atlanta, GA encompassing 896,000 rentable square feet for a net purchase price of $290.3 million.

During the second quarter of 2015, we acquired:

•	land in Atlanta, GA for a purchase price and related transaction costs of $5.2 million (including contingent consideration of $0.9 million); and

•
our Highwoods DLF 98/29, LLC joint venture partner’s 77.2% interest in a building in Orlando, FL encompassing 168,000 rentable square feet in exchange for the assumption of secured debt recorded at fair value of $19.3 million (see Note 6).

During the three and nine months ended September 30, 2015, we expensed $0.9 million and $1.0 million, respectively, of acquisition costs (included in general and administrative expenses) related to these acquisitions. The assets acquired and liabilities assumed were recorded at fair value as determined by management based on information available at the acquisition date and on current assumptions as to future operations.

Pro Forma Disclosure

The following table sets forth a summary of the fair value of the major assets acquired and liabilities assumed relating to the above-referenced acquisition of two buildings in Atlanta, GA during the third quarter of 2015:

Total Purchase Price Allocation
Real estate assets	$275,639
Acquisition-related intangible assets (in deferred financing and leasing costs)	23,722
Acquisition-related below market lease liabilities (in accounts payable, accrued expenses and other liabilities)	(9,076)
Total allocation	$290,285

The following table sets forth the Company's revenues and net income, adjusted for interest expense, straight-line rental income, depreciation and amortization related to purchase price allocations and acquisition costs, assuming the above-referenced acquisition of two buildings in Atlanta, GA during the third quarter of 2015 had been completed as of January 1, 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Pro forma revenues	$171,247	$159,944	$505,107	$477,120
Pro forma net income	$33,354	$54,176	$80,647	$92,019
Pro forma net income available for common stockholders	$31,486	$51,585	$75,524	$86,173
Pro forma earnings per share - basic	$0.33	$0.57	$0.80	$0.95
Pro forma earnings per share - diluted	$0.33	$0.57	$0.80	$0.95

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

2.    Real Estate Assets - Continued

Dispositions

During the third quarter of 2015, we sold:

•	a building for a sale price of $15.3 million and recorded a gain on disposition of property of $6.5 million; and

•	land for a sale price of $1.8 million and recorded a gain on disposition of property of $0.5 million.

During the second quarter of 2015, we sold land for a sale price of $0.5 million and recorded a gain on disposition of property of $0.2 million.

During the first quarter of 2015, we sold:

•	two buildings for an aggregate sale price of $3.5 million and recorded aggregate gains on disposition of property of $0.4 million; and

•	land for a sale price of $2.5 million and recorded a gain on disposition of property of $0.8 million.

3.    Mortgages and Notes Receivable

Mortgages and notes receivable were $2.1 million and $13.1 million at September 30, 2015 and December 31, 2014, respectively. During the second quarter of 2015, $9.9 million of secured acquisition financing provided to a third party in 2012 was repaid, including accrued interest. Previously, we concluded this arrangement to be an interest in a variable interest entity. However, since we did not have the power to direct matters that most significantly impact the activities of the entity, we did not qualify as the primary beneficiary. Accordingly, the entity was not consolidated. Our risk of loss with respect to this arrangement was limited to the carrying value of the mortgage receivable.

We evaluate the ability to collect our mortgages and notes receivable by monitoring the leasing statistics and/or market fundamentals of these assets. As of September 30, 2015, our mortgages and notes receivable were not in default and there were no other indicators of impairment.

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

The following table sets forth the summarized income statements of our unconsolidated affiliates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income Statements:
Rental and other revenues	$12,323	$12,425	$36,977	$37,703
Expenses:
Rental property and other expenses	5,985	6,441	17,683	18,880
Depreciation and amortization	3,193	3,281	9,418	10,098
Interest expense	1,645	2,201	5,826	6,713
Total expenses	10,823	11,923	32,927	35,691
Income before disposition of property	1,500	502	4,050	2,012
Gains on disposition of property	—	—	18,181	1,949
Net income	$1,500	$502	$22,231	$3,961

During the third quarter of 2015, we sold our 20.0% interest in Harborview to our partner for net proceeds of $6.9 million and recorded a $4.2 million gain on disposition of investment in unconsolidated affiliate. The $20.8 million interest-only secured loan previously provided by us to Harborview was paid in full upon consummation of the sale.

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

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

5.    Intangible Assets and Below Market Lease Liabilities

The following table sets forth total intangible assets and acquisition-related below market lease liabilities, net of accumulated amortization:

	September 30, 2015	December 31, 2014
Assets:
Deferred financing costs	$19,935	$19,478
Less accumulated amortization	(8,906)	(7,953)
	11,029	11,525
Deferred leasing costs (including lease incentives and above market lease and in-place lease acquisition-related intangible assets)	359,377	322,094
Less accumulated amortization	(114,557)	(104,851)
	244,820	217,243
Deferred financing and leasing costs, net	$255,849	$228,768

Liabilities (in accounts payable, accrued expenses and other liabilities):
Acquisition-related below market lease liabilities	$65,002	$55,783
Less accumulated amortization	(17,166)	(13,548)
	$47,836	$42,235

The following table sets forth amortization of intangible assets and below market lease liabilities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Amortization of deferred financing costs	$873	$819	$2,501	$2,270
Amortization of deferred leasing costs and acquisition-related intangible assets (in depreciation and amortization)	$11,176	$9,465	$31,638	$29,443
Amortization of lease incentives (in rental and other revenues)	$378	$327	$1,162	$1,077
Amortization of acquisition-related intangible assets (in rental and other revenues)	$1,414	$1,080	$3,769	$3,310
Amortization of acquisition-related intangible assets (in rental property and other expenses)	$140	$140	$416	$416
Amortization of acquisition-related below market lease liabilities (in rental and other revenues)	$(1,727)	$(1,532)	$(5,133)	$(4,554)

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

5.    Intangible Assets and Below Market Lease Liabilities - Continued

The following table sets forth scheduled future amortization of intangible assets and below market lease liabilities:

	Amortization of Deferred Financing Costs	Amortization of Deferred Leasing Costs and Acquisition-Related Intangible Assets (in Depreciation and Amortization)	Amortization of Lease Incentives (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental Property and Other Expenses)	Amortization of Acquisition-Related Below Market Lease Liabilities (in Rental and Other Revenues)
October 1 through December 31, 2015	$1,049	$12,976	$353	$1,111	$132	$(1,888)
2016	3,252	45,955	1,298	3,884	553	(6,997)
2017	2,711	38,353	1,197	2,731	553	(6,653)
2018	1,531	31,244	1,091	1,752	553	(6,216)
2019	1,123	25,530	898	1,307	553	(5,740)
Thereafter	1,363	65,865	2,845	3,553	533	(20,342)
	$11,029	$219,923	$7,682	$14,338	$2,877	$(47,836)
Weighted average remaining amortization periods as of September 30, 2015 (in years)	4.0	6.7	7.9	6.1	5.2	8.1

The following table sets forth the intangible assets acquired and below market lease liabilities assumed as a result of 2015 acquisition activity:

	Acquisition-Related Intangible Assets (amortized in Rental and Other Revenues)	Acquisition-Related Intangible Assets (amortized in Depreciation and Amortization)	Acquisition-Related Below Market Lease Liabilities (amortized in Rental and Other Revenues)
Amount recorded from acquisition activity	$3,051	$35,534	$(10,733)
Weighted average remaining amortization periods as of September 30, 2015 (in years)	4.9	5.5	9.7

6.    Mortgages and Notes Payable

The following table sets forth our mortgages and notes payable:

	September 30, 2015	December 31, 2014
Secured indebtedness	$288,623	$312,868
Unsecured indebtedness	2,190,130	1,758,521
Total mortgages and notes payable	$2,478,753	$2,071,389

At September 30, 2015, our secured mortgage loans were collateralized by real estate assets with an aggregate undepreciated book value of $547.2 million.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

6.    Mortgages and Notes Payable - Continued

Our $475.0 million unsecured revolving credit facility is scheduled to mature in January 2018 and includes an accordion feature that allows for an additional $75.0 million of borrowing capacity subject to additional lender commitments. Assuming no defaults have occurred, we have an option to extend the maturity for two additional six-month periods. The interest rate at our current credit ratings is LIBOR plus 110 basis points and the annual facility fee is 20 basis points. There was $265.0 million and $276.0 million outstanding under our revolving credit facility at September 30, 2015 and October 20, 2015, respectively. At both September 30, 2015 and October 20, 2015, we had $0.2 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at September 30, 2015 and October 20, 2015 was $209.8 million and $198.8 million, respectively.

During the third quarter of 2015, we obtained a $350.0 million, six-month unsecured bridge facility. The bridge facility is originally scheduled to mature on March 28, 2016. Assuming no defaults have occurred, we have an option to extend the maturity for an additional six-month period. The interest rate on the bridge facility at our current credit ratings is LIBOR plus 110 basis points. There was $250.0 million outstanding under our bridge facility at September 30, 2015. The unused capacity of our bridge facility at September 30, 2015 was $100.0 million.

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

Our interest rate swaps have been designated as and are being accounted for as cash flow hedges with changes in fair value recorded in other comprehensive income/(loss) each reporting period. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on our cash flow hedges during the nine months ended September 30, 2015 and 2014. We have no collateral requirements related to our interest rate swaps.

Amounts reported in accumulated other comprehensive loss ("AOCL") related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the period from October 1, 2015 through September 30, 2016, we estimate that $2.9 million will be reclassified to interest expense.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

7.	Derivative Financial Instruments - Continued

The following table sets forth the fair value of our derivatives:

	September 30, 2015	December 31, 2014
Derivatives:
Derivatives designated as cash flow hedges in accounts payable, accrued expenses and other liabilities:
Interest rate swaps	$5,535	$2,412

The following table sets forth the effect of our cash flow hedges on AOCL and interest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Derivatives Designated as Cash Flow Hedges:
Amount of unrealized gains/(losses) recognized in AOCL on derivatives (effective portion):
Interest rate swaps	$(3,021)	$913	$(5,666)	$(3,337)
Amount of losses reclassified out of AOCL into contractual interest expense (effective portion):
Interest rate swaps	$932	$952	$2,781	$2,824

8.	Noncontrolling Interests

Noncontrolling Interests in Consolidated Affiliates

At September 30, 2015, our noncontrolling interests in consolidated affiliates relate to our joint venture partner's 50.0% interest in office properties in Richmond, VA. Our joint venture partner is an unrelated third party.

Noncontrolling Interests in the Operating Partnership

The following table sets forth the Company's noncontrolling interests in the Operating Partnership:

	Nine Months Ended September 30,
	2015	2014
Beginning noncontrolling interests in the Operating Partnership	$130,048	$106,480
Adjustment of noncontrolling interests in the Operating Partnership to fair value	(14,649)	8,955
Conversions of Common Units to Common Stock	(1,206)	(162)
Redemptions of Common Units	—	(93)
Net income attributable to noncontrolling interests in the Operating Partnership	2,296	2,813
Distributions to noncontrolling interests in the Operating Partnership	(3,721)	(3,745)
Total noncontrolling interests in the Operating Partnership	$112,768	$114,248

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

The following table sets forth net income available for common stockholders and transfers from the Company's noncontrolling interests in the Operating Partnership:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income available for common stockholders	$29,749	$51,708	$74,220	$86,541
Increase in additional paid in capital from conversions of Common Units to Common Stock	—	—	1,206	162
Change from net income available for common stockholders and transfers from noncontrolling interests	$29,749	$51,708	$75,426	$86,703

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

		Level 1	Level 2	Level 3
	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
Fair Value at September 30, 2015:
Assets:
Mortgages and notes receivable, at fair value (1)	$2,132	$—	$2,132	$—
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	3,008	3,008	—	—
Tax increment financing bond (in prepaid expenses and other assets)	12,634	—	—	12,634
Total Assets	$17,774	$3,008	$2,132	$12,634
Noncontrolling Interests in the Operating Partnership	$112,768	$112,768	$—	$—
Liabilities:
Mortgages and notes payable, at fair value (1)	$2,520,419	$—	$2,520,419	$—
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	5,535	—	5,535	—
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	3,008	3,008	—	—
Financing obligation, at fair value (1)	7,283	—	—	7,283
Total Liabilities	$2,536,245	$3,008	$2,525,954	$7,283

Fair Value at December 31, 2014:
Assets:
Mortgages and notes receivable, at fair value (1)	$13,142	$—	$2,247	$10,895
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	3,635	3,635	—	—
Tax increment financing bond (in prepaid expenses and other assets)	12,447	—	—	12,447
Total Assets	$29,224	$3,635	$2,247	$23,342
Noncontrolling Interests in the Operating Partnership	$130,048	$130,048	$—	$—
Liabilities:
Mortgages and notes payable, at fair value (1)	$2,141,334	$—	$2,141,334	$—
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	2,412	—	2,412	—
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	3,635	3,635	—	—
Financing obligation, at fair value (as revised) (1)	8,623	—	—	8,623
Total Liabilities (as revised)	$2,156,004	$3,635	$2,143,746	$8,623
__________
(1)    Amounts recorded at historical cost on our Consolidated Balance Sheets at September 30, 2015 and December 31, 2014.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

9.	Disclosure About Fair Value of Financial Instruments - Continued

The following table sets forth the changes in our Level 3 asset, which is recorded at fair value on our Consolidated Balance Sheets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Asset:
Tax Increment Financing Bond:
Beginning balance	$12,641	$13,673	$12,447	$13,403
Unrealized gains/(losses) (in AOCL)	(7)	23	187	293
Ending balance	$12,634	$13,696	$12,634	$13,696

During 2007, we acquired a tax increment financing bond associated with a parking garage developed by us. This bond amortizes to maturity in 2020. The estimated fair value at September 30, 2015 was $0.3 million below the outstanding principal due on the bond. If the discount rate used to fair value this bond was 100 basis points higher or lower, the fair value of the bond would have been $0.3 million lower or $0.3 million higher, respectively, as of September 30, 2015. Payment of the principal and interest for the bond is guaranteed by us. We have recorded no credit losses related to the bond during the three and nine months ended September 30, 2015 and 2014. There is no legal right of offset with the liability, which we report as a financing obligation, related to this tax increment financing bond.

The following table sets forth quantitative information about the unobservable input of our Level 3 asset, which is recorded at fair value on our Consolidated Balance Sheets:

	Valuation Technique	Unobservable Input	Rate as of
			September 30, 2015	December 31, 2014
Asset:
Tax increment financing bond	Income approach	Discount rate	7.7%	8.4%

10.	Share-Based Payments

During the nine months ended September 30, 2015, the Company granted 197,408 stock options with an exercise price equal to the closing market price of a share of Common Stock on the date of grant. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model, which resulted in a weighted average grant date fair value per share of $6.19. During the nine months ended September 30, 2015, the Company also granted 71,994 shares of time-based restricted stock and 56,957 shares of total return-based restricted stock with weighted average grant date fair values per share of $45.91 and $43.77, respectively. We recorded share-based compensation expense of $0.9 million and $0.8 million during the three months ended September 30, 2015 and 2014, respectively, and $6.0 million and $6.2 million during the nine months ended September 30, 2015 and 2014, respectively. At September 30, 2015, there was $5.8 million of total unrecognized share-based compensation costs, which will be recognized over a weighted average remaining contractual term of 2.4 years.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

11.	Accumulated Other Comprehensive Loss

The following table sets forth the components of AOCL:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Tax increment financing bond:
Beginning balance	$(251)	$(759)	$(445)	$(1,029)
Unrealized gains/(losses) on tax increment financing bond	(7)	23	187	293
Ending balance	(258)	(736)	(258)	(736)
Cash flow hedges:
Beginning balance	(4,263)	(3,960)	(3,467)	(1,582)
Unrealized gains/(losses) on cash flow hedges	(3,021)	913	(5,666)	(3,337)
Amortization of cash flow hedges (1)	932	952	2,781	2,824
Ending balance	(6,352)	(2,095)	(6,352)	(2,095)
Total accumulated other comprehensive loss	$(6,610)	$(2,831)	$(6,610)	$(2,831)
__________
(1)    Amounts reclassified out of AOCL into contractual interest expense.

12.	Real Estate and Other Assets Held For Sale

The following table sets forth the major classes of assets of our real estate and other assets, net, held for sale:

	September 30, 2015	December 31, 2014
Assets:
Land held for development	$2,606	$995
Net real estate assets	2,606	995
Prepaid expenses and other assets	23	43
Real estate and other assets, net, held for sale	$2,629	$1,038

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

13.	Earnings Per Share and Per Unit

The following table sets forth the computation of basic and diluted earnings per share of the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Earnings per Common Share - basic:
Numerator:
Income from continuing operations	$31,617	$54,299	$79,343	$92,003
Net (income) attributable to noncontrolling interests in the Operating Partnership from continuing operations	(918)	(1,673)	(2,296)	(2,801)
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(324)	(291)	(948)	(1,152)
Dividends on Preferred Stock	(626)	(627)	(1,879)	(1,881)
Income from continuing operations available for common stockholders	29,749	51,708	74,220	86,169
Income from discontinued operations	—	—	—	384
Net (income) attributable to noncontrolling interests in the Operating Partnership from discontinued operations	—	—	—	(12)
Income from discontinued operations available for common stockholders	—	—	—	372
Net income available for common stockholders	$29,749	$51,708	$74,220	$86,541
Denominator:
Denominator for basic earnings per Common Share – weighted average shares	94,693	90,668	93,996	90,299
Earnings per Common Share - basic:
Income from continuing operations available for common stockholders	$0.31	$0.57	$0.79	$0.96
Income from discontinued operations available for common stockholders	—	—	—	—
Net income available for common stockholders	$0.31	$0.57	$0.79	$0.96
Earnings per Common Share - diluted:
Numerator:
Income from continuing operations	$31,617	$54,299	$79,343	$92,003
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(324)	(291)	(948)	(1,152)
Dividends on Preferred Stock	(626)	(627)	(1,879)	(1,881)
Income from continuing operations available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	30,667	53,381	76,516	88,970
Income from discontinued operations available for common stockholders	—	—	—	384
Net income available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	$30,667	$53,381	$76,516	$89,354
Denominator:
Denominator for basic earnings per Common Share – weighted average shares	94,693	90,668	93,996	90,299
Add:
Stock options using the treasury method	58	118	89	121
Noncontrolling interests Common Units	2,910	2,937	2,918	2,938
Denominator for diluted earnings per Common Share – adjusted weighted average shares and assumed conversions (1) (2)	97,661	93,723	97,003	93,358
Earnings per Common Share - diluted:
Income from continuing operations available for common stockholders	$0.31	$0.57	$0.79	$0.96
Income from discontinued operations available for common stockholders	—	—	—	—
Net income available for common stockholders	$0.31	$0.57	$0.79	$0.96
__________

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

13.	Earnings Per Share and Per Unit - Continued

(1)
There were 0.2 million options outstanding during both the three and nine months ended September 30, 2015 that were not included in the computation of diluted earnings per share because the impact of including such options would be anti-dilutive. There were no such options outstanding during both the three and nine months ended September 30, 2014.

(2)	Includes all unvested restricted stock where dividends on such restricted stock are non-forfeitable.

The following table sets forth the computation of basic and diluted earnings per unit of the Operating Partnership:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Earnings per Common Unit - basic:
Numerator:
Income from continuing operations	$31,617	$54,299	$79,343	$92,003
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(324)	(291)	(948)	(1,152)
Distributions on Preferred Units	(626)	(627)	(1,879)	(1,881)
Income from continuing operations available for common unitholders	30,667	53,381	76,516	88,970
Income from discontinued operations available for common unitholders	—	—	—	384
Net income available for common unitholders	$30,667	$53,381	$76,516	$89,354
Denominator:
Denominator for basic earnings per Common Unit – weighted average units	97,194	93,196	96,505	92,828
Earnings per Common Unit - basic:
Income from continuing operations available for common unitholders	$0.32	$0.57	$0.79	$0.96
Income from discontinued operations available for common unitholders	—	—	—	—
Net income available for common unitholders	$0.32	$0.57	$0.79	$0.96
Earnings per Common Unit - diluted:
Numerator:
Income from continuing operations	$31,617	$54,299	$79,343	$92,003
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(324)	(291)	(948)	(1,152)
Distributions on Preferred Units	(626)	(627)	(1,879)	(1,881)
Income from continuing operations available for common unitholders	30,667	53,381	76,516	88,970
Income from discontinued operations available for common unitholders	—	—	—	384
Net income available for common unitholders	$30,667	$53,381	$76,516	$89,354
Denominator:
Denominator for basic earnings per Common Unit – weighted average units	97,194	93,196	96,505	92,828
Add:
Stock options using the treasury method	58	118	89	121
Denominator for diluted earnings per Common Unit – adjusted weighted average units and assumed conversions (1) (2)	97,252	93,314	96,594	92,949
Earnings per Common Unit - diluted:
Income from continuing operations available for common unitholders	$0.32	$0.57	$0.79	$0.96
Income from discontinued operations available for common unitholders	—	—	—	—
Net income available for common unitholders	$0.32	$0.57	$0.79	$0.96
__________

(1)
There were 0.2 million options outstanding during both the three and nine months ended September 30, 2015 that were not included in the computation of diluted earnings per unit because the impact of including such options would be anti-dilutive. There were no such options outstanding during both the three and nine months ended September 30, 2014.

(2)	Includes all unvested restricted stock where dividends on such restricted stock are non-forfeitable.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

14.	Segment Information

The following tables summarize the rental and other revenues and net operating income, the primary industry property-level performance metric used by our chief operating decision maker which is defined as rental and other revenues less rental property and other expenses, for each of our reportable segments. Our segment information for the three and nine months ended September 30, 2014 has been retrospectively revised from previously reported amounts to reflect a change in our reportable segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Rental and Other Revenues:
Office:
Atlanta, GA	$25,737	$24,682	$76,130	$71,286
Greensboro, NC	5,288	6,439	16,126	19,469
Greenville, SC	—	532	—	2,140
Kansas City, MO	4,207	4,218	12,565	12,401
Memphis, TN	11,790	10,186	35,574	30,076
Nashville, TN	22,614	20,139	66,200	59,926
Orlando, FL	11,397	8,991	33,179	27,059
Pittsburgh, PA	14,831	14,259	44,099	42,030
Raleigh, NC	27,081	21,357	76,063	65,386
Richmond, VA	10,564	11,236	31,351	34,999
Tampa, FL	17,785	17,637	54,814	51,393
Total Office Segment	151,294	139,676	446,101	416,165
Retail:
Kansas City, MO	9,461	9,753	27,164	28,337
Total Retail Segment	9,461	9,753	27,164	28,337
Other	2,981	3,200	8,917	9,302
Total Rental and Other Revenues	$163,736	$152,629	$482,182	$453,804

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

14.	Segment Information - Continued

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Operating Income:
Office:
Atlanta, GA	$15,970	$14,808	$47,000	$42,826
Greensboro, NC	3,275	4,105	10,217	12,352
Greenville, SC	—	289	—	1,154
Kansas City, MO	2,561	2,671	8,023	7,974
Memphis, TN	7,317	6,024	22,347	17,420
Nashville, TN	15,726	13,590	46,438	40,742
Orlando, FL	6,153	5,087	18,984	15,809
Pittsburgh, PA	8,840	8,122	25,472	23,303
Raleigh, NC	19,018	14,611	53,647	45,969
Richmond, VA	6,909	7,165	20,721	23,106
Tampa, FL	10,615	10,304	32,855	30,370
Total Office Segment	96,384	86,776	285,704	261,025
Retail:
Kansas City, MO	5,439	6,157	15,502	17,186
Total Retail Segment	5,439	6,157	15,502	17,186
Other	2,155	2,313	6,427	6,545
Total Net Operating Income	103,978	95,246	307,633	284,756
Reconciliation to income from continuing operations before disposition of investment properties and activity in unconsolidated affiliates:
Depreciation and amortization	(54,652)	(48,287)	(156,200)	(146,895)
Impairments of real estate assets	—	—	—	(588)
General and administrative expenses	(9,182)	(7,526)	(29,511)	(26,973)
Interest expense	(21,512)	(22,348)	(64,937)	(64,923)
Other income	1,038	728	3,255	3,555
Income from continuing operations before disposition of investment properties and activity in unconsolidated affiliates	$19,670	$17,813	$60,240	$48,932

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

15.	Commitments and Contingencies

On September 30, 2015, we announced our intent to list for sale all, or substantially all, of our wholly-owned portfolio in Kansas City, MO. Our wholly-owned assets in Kansas City, MO consist of 804,000 square feet of retail space and 617,000 square feet of office space. We intend to use the proceeds to repay debt incurred to effectively pay for our third quarter acquisitions of a building in Tampa, FL and two buildings in Atlanta, GA and for general corporate purposes. We expect to close on the disposition no later than early 2016 and, beginning in the fourth quarter of 2015 through the closing date, we will accrue $2.5 million of severance costs expected to be incurred due to our intent to close our Kansas City division office upon such sale.

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

Disclosure Regarding Forward-Looking Statements

Some of the information in this Quarterly Report may contain forward-looking statements. Such statements include, in particular, statements about our plans, strategies and prospects under this section. You can identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions or expectations will be achieved. When considering such forward-looking statements, you should keep in mind the following important factors that could cause our actual results to differ materially from those contained in any forward-looking statement:

•
buyers may not be available and pricing may not be adequate with respect to the planned disposition of all or substantially all of our wholly-owned County Club Plaza portfolio in Kansas City (see "Investment Activity");

•	comparable sales data on which we based our expectations with respect to the sale price of Country Club Plaza assets may not reflect current market trends;

•	the financial condition of our customers could deteriorate;

•	we may not be able to lease or re-lease second generation space, defined as previously occupied space that becomes available for lease, quickly or on as favorable terms as old leases;

•	we may not be able to lease our newly constructed buildings as quickly or on as favorable terms as originally anticipated;

•	we may not be able to complete development, acquisition, reinvestment, disposition or joint venture projects as quickly or on as favorable terms as anticipated;

•	development activity by our competitors in our existing markets could result in an excessive supply relative to customer demand;

•	our markets may suffer declines in economic growth;

•	unanticipated increases in interest rates could increase our debt service costs;

•	unanticipated increases in operating expenses could negatively impact our operating results;

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

Executive Summary

Our Strategic Plan focuses on:

•	owning high-quality, differentiated office buildings in the BBDs of our core markets;

•	improving the operating results of our existing properties through concentrated leasing, asset management, cost control and customer service efforts;

•	developing and acquiring office buildings in BBDs that improve the overall quality of our portfolio and generate attractive returns over the long term for our stockholders;

•	disposing of properties no longer considered to be core assets primarily due to location, age, quality and overall strategic fit; and

•	maintaining a conservative and flexible balance sheet with ample liquidity to meet our funding needs and growth prospects.

Revenues

Our operating results depend heavily on successfully leasing and operating the office space in our portfolio. Economic growth and employment levels in our core markets are and will continue to be important factors in predicting our future operating results.

The key components affecting our rental and other revenues are average occupancy, rental rates, cost recovery income, new developments placed in service, acquisitions and dispositions. Average occupancy generally increases during times of improving economic growth, as our ability to lease space outpaces vacancies that occur upon the expirations of existing leases. Average occupancy generally declines during times of slower economic growth, when new vacancies tend to outpace our ability to lease space. Asset acquisitions, dispositions and new developments placed in service directly impact our rental revenues and could impact our average occupancy, depending upon the occupancy rate of the properties that are acquired, sold or placed in service. A further indicator of the predictability of future revenues is the expected lease expirations of our portfolio. As a result, in addition to seeking to increase our average occupancy by leasing current vacant space, we also must concentrate our leasing efforts on renewing our existing leases prior to expiration. For more information regarding our lease expirations, see "Properties - Lease Expirations" in our 2014 Annual Report on Form 10-K. Occupancy in our office portfolio increased from 91.2% at December 31, 2014 to 92.1% at September 30, 2015.

Whether or not our rental revenue tracks average occupancy proportionally depends upon whether GAAP rents under signed new and renewal leases are higher or lower than the GAAP rents under expiring leases. Annualized rental revenues from second generation leases expiring during any particular year are generally less than 15% of our total annual rental revenues. The following table sets forth information regarding second generation office leases signed during the third quarter of 2015 (we define second generation office leases as leases with new customers and renewals of existing customers in office space that has been previously occupied under our ownership and leases with respect to vacant space in acquired buildings):

	New	Renewal	All Office
Leased space (in rentable square feet)	233,574	843,755	1,077,329
Average term (in years - rentable square foot weighted)	7.4	4.2	4.9
Base rents (per rentable square foot) (1)	$25.16	$24.24	$24.44
Rent concessions (per rentable square foot) (1)	(1.03)	(0.26)	(0.43)
GAAP rents (per rentable square foot) (1)	$24.13	$23.98	$24.01
Tenant improvements (per rentable square foot) (1)	$3.62	$1.39	$1.87
Leasing commissions (per rentable square foot) (1)	$0.89	$0.60	$0.66
__________

(1)	Weighted average per rentable square foot on an annual basis over the lease term.

Compared to previous leases in the same office spaces, annual combined GAAP rents for new and renewal leases signed in the third quarter were $24.01 per rentable square foot, or 9.6% higher.

We strive to maintain a diverse, stable and creditworthy customer base. We have an internal guideline whereby customers that account for more than 3% of our revenues are periodically reviewed with the Company's Board of Directors. As of September 30, 2015, no customer accounted for more than 3% of our cash revenues other than the Federal Government, which accounted for less than 6% of our cash revenues on an annualized basis. Upon completion of the Bridgestone Americas development project in Nashville, which is scheduled for delivery in mid-to-late 2017, it is expected that Bridgestone Americas, Inc., the U.S. subsidiary of Bridgestone Corporation, will account for approximately 3% of our revenues based on annualized cash revenues for September 2015.

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

Net Operating Income

Whether or not we record growing same property net operating income (“NOI”) depends upon our ability to garner higher rental revenues, whether from higher average occupancy, higher GAAP rents per rentable square foot or higher cost recovery income, that exceed any corresponding growth in operating expenses. Same property NOI was $5.4 million, or 6.0%, higher in the third quarter of 2015 as compared to 2014 due to an increase in same property revenues of $7.1 million offset by an increase of $1.7 million in same property expenses.

In addition to the effect of same property NOI, whether or not overall NOI increases depends upon whether the NOI from our acquired properties and development properties placed in service exceeds the NOI from sold properties. Overall NOI was $8.7 million, or 9.2%, higher in the third quarter of 2015 as compared to 2014 due to the full year impact of acquisitions and development properties placed in service in 2014 and the partial year impact of acquisitions and development properties placed in service in 2015, offset by NOI lost from sold properties.

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

Rental and other revenues are our principal source of funds to meet our short-term liquidity requirements. Other sources of funds for short-term liquidity needs include available working capital and borrowings under our existing revolving credit facility, which had $198.8 million of availability at October 20, 2015. We also recently obtained a $350.0 million, six-month unsecured bridge facility for the short-term funding of our third quarter acquisition activity and other general corporate purposes. See "Financing Activity." Our short-term liquidity requirements primarily consist of operating expenses, interest and principal amortization on our debt, distributions and capital expenditures, including building improvement costs, tenant improvement costs and lease commissions. Building improvements are capital costs to maintain or enhance existing buildings not typically related to a specific customer. Tenant improvements are the costs required to customize space for the specific needs of customers. We anticipate that our available cash and cash equivalents and cash provided by operating activities, together with cash available from borrowings under our revolving credit facility and bridge facility, will be adequate to meet our short-term liquidity requirements. We use our revolving credit facility and bridge facility for working capital purposes and for the short-term funding of our development and acquisition activity and, in certain instances, the repayment of other debt. The continued ability to borrow under the revolving credit facility and bridge facility allows us to quickly capitalize on strategic opportunities at short-term interest rates.

Our long-term liquidity uses generally consist of the retirement or refinancing of debt upon maturity (including mortgage debt, our revolving credit facility, term loans and other unsecured debt), funding of existing and new building development and land infrastructure projects and funding acquisitions of buildings and development land. Our expected future capital expenditures for started and/or committed new development projects were approximately $344 million at September 30, 2015. Additionally, we may, from time to time, retire some or all of our remaining outstanding Preferred Stock and/or unsecured debt securities through redemptions, open market repurchases, privately negotiated acquisitions or otherwise.

We expect to meet our long-term liquidity needs through a combination of:

•	cash flow from operating activities;

•	bank term loans and borrowings under our revolving credit facility;

•	the issuance of unsecured debt;

•	the issuance of secured debt;

•	the issuance of equity securities by the Company or the Operating Partnership; and

•	the disposition of non-core assets.

We generally expect to grow our company on a leverage neutral basis by maintaining a leverage ratio of 40% to 45% as measured by the percentage of the undepreciated book value of our assets represented by our mortgages and notes payable and outstanding preferred stock. At September 30, 2015, as a result of debt incurred to acquire three buildings during the third quarter of 2015, our leverage ratio was 45.1% and there were 98.3 million diluted shares outstanding. Upon the sale of all or substantially all of our Country Club Plaza assets, we expect to return our leverage ratio to the low end of our intended range of 40% to 45%. This forward-looking statement is subject to risks and uncertainties. See "Disclosure Regarding Forward-Looking Statements."

Investment Activity

As noted above, a key tenet of our strategic plan is to continuously upgrade the quality of our office portfolio through acquisitions, dispositions and development. We generally seek to acquire and develop office buildings that improve the average quality of our overall portfolio and deliver consistent and sustainable value for our stockholders over the long-term. Whether or not an asset acquisition or new development results in higher per share net income or funds from operations ("FFO") in any given period depends upon a number of factors, including whether the NOI for any such period exceeds the actual cost of capital used to finance the acquisition or development. Additionally, given the length of construction cycles, development projects are not placed in service until, in some cases, several years after commencement. Sales of non-core assets could result in lower per share net income or FFO in any given period in the event the resulting use of proceeds does not exceed the capitalization rate on the sold properties.

Results of Operations

Three Months Ended September 30, 2015 and 2014

Rental and Other Revenues

Rental and other revenues were $11.1 million, or 7.3%, higher in the third quarter of 2015 as compared to 2014 primarily due to higher same property revenues and recent acquisitions and development properties placed in service, which increased rental and other revenues by $7.1 million, $4.5 million and $4.7 million, respectively. Same property rental and other revenues were higher primarily due to an increase in average occupancy to 92.5% in the third quarter of 2015 from 91.2% in the third quarter of 2014, higher average GAAP rents per rentable square foot and higher termination fees and cost recovery income. These increases were partly offset by lost revenue from property dispositions of $4.9 million.

Operating Expenses

Rental property and other expenses were $2.4 million, or 4.1%, higher in the third quarter of 2015 as compared to 2014 primarily due to higher same property operating expenses and recent acquisitions and development properties placed in service, which increased operating expenses by $1.7 million, $1.9 million and $1.1 million, respectively. Same property operating expenses were higher primarily due to higher property taxes, repairs and maintenance and janitorial and other building-related services, partly offset by lower property insurance. These increases were partly offset by a $1.9 million decrease in operating expenses from property dispositions.

Depreciation and amortization was $6.4 million, or 13.2%, higher in the third quarter of 2015 as compared to 2014 primarily due to recent acquisitions and development properties placed in service, partly offset by property dispositions.

General and administrative expenses were $1.7 million, or 22.0%, higher in the third quarter of 2015 as compared to 2014 primarily due to higher incentive compensation, acquisition costs and company-wide base salaries.

Interest Expense

Interest expense was $0.8 million, or 3.7%, lower in the third quarter of 2015 as compared to 2014 primarily due to lower financing obligation interest expense and lower average interest rates, partly offset by higher average debt balances.

Other Income

Other income was $0.3 million, or 42.6%, higher in the third quarter of 2015 as compared to 2014 primarily due to a loss on debt extinguishment in the third quarter of 2014.

Gains on Disposition of Property

Gains on disposition of property were $29.2 million lower in the third quarter of 2015 as compared to 2014 due to the net effect of the disposition activity in such periods.

Gain on Disposition of Investment in Unconsolidated Affiliate

We recorded a gain on disposition of investment in unconsolidated affiliate of $4.2 million in the third quarter of 2015 due to the sale of our 20.0% interest in SF-HIW Harborview Plaza, LP to our partner. We had no comparable transaction in the third quarter of 2014.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $0.5 million higher in the third quarter of 2015 as compared to 2014 due to one of our consolidated joint ventures becoming unconsolidated in the second quarter of 2015 and lower interest expense in 2015, partly offset by less net operating income in our unconsolidated affiliates as a result of disposition activity.

Earnings Per Common Share - Diluted

Diluted earnings per common share was $0.26, or 45.6%, lower in the third quarter of 2015 as compared to 2014 due to a decrease in net income for the reasons discussed above and an increase in the weighted average Common Shares outstanding.

Nine Months Ended September 30, 2015 and 2014

Rental and Other Revenues

Rental and other revenues were $28.4 million, or 6.3%, higher in the nine months ended September 30, 2015 as compared to 2014 primarily due to higher same property revenues and recent acquisitions and development properties placed in service, which increased rental and other revenues by $21.2 million, $12.6 million and $10.8 million, respectively. Same property rental and other revenues were higher primarily due to an increase in average occupancy to 92.3% in the nine months ended September 30, 2015 from 90.3% in the nine months ended September 30, 2014, higher average GAAP rents per rentable square foot and higher cost recovery income and termination fees. These increases were partly offset by lost revenue from property dispositions of $16.0 million.

Operating Expenses

Rental property and other expenses were $5.5 million, or 3.3%, higher in the nine months ended September 30, 2015 as compared to 2014 primarily due to higher same property operating expenses and recent acquisitions and development properties placed in service, which increased operating expenses by $5.4 million, $4.7 million and $2.3 million, respectively. Same property operating expenses were higher primarily due to higher property taxes, janitorial and other building-related services and repairs and maintenance, partly offset by lower utilities and property insurance. These increases were partly offset by a $6.0 million decrease in operating expenses from property dispositions.

Depreciation and amortization was $9.3 million, or 6.3%, higher in the nine months ended September 30, 2015 as compared to 2014 primarily due to recent acquisitions and development properties placed in service, partly offset by property dispositions.

We recorded an impairment of real estate assets of $0.6 million in the second quarter of 2014 on a building in Greensboro, NC, which resulted from a change in the assumed timing of future disposition and leasing assumptions. We recorded no such impairment in the nine months ended September 30, 2015.

General and administrative expenses were $2.5 million, or 9.4%, higher in the nine months ended September 30, 2015 as compared to 2014 primarily due to higher incentive compensation, company-wide base salaries and benefits and acquisition costs.

Interest Expense

Interest expense was relatively unchanged in the nine months ended September 30, 2015 as compared to 2014 primarily due to higher average debt balances and financing obligation interest expense, offset by higher capitalized interest.

Other Income

Other income was $0.3 million, or 8.4%, lower in the nine months ended September 30, 2015 as compared to 2014 primarily due to the repayments of mortgages receivable in the first quarter of 2014 and second quarter of 2015 and lower tax increment financing bond interest in 2015.

Gains on Disposition of Property and Net Gains on Disposition of Discontinued Operations

With the adoption of the discontinued operations accounting standards update in the second quarter of 2014, gains on disposition of property are now generally included in continuing operations. Prior to adoption, such gains were generally classified as discontinued operations. Total gains were $32.0 million lower in the nine months ended September 30, 2015 as compared to 2014 due to the net effect of the disposition activity in such periods.

Gain on Disposition of Investment in Unconsolidated Affiliate

We recorded a gain on disposition of investment in unconsolidated affiliate of $4.2 million in the nine months ended September 30, 2015 due to the sale of our 20.0% interest in SF-HIW Harborview Plaza, LP to our partner. We had no comparable transaction in the nine months ended September 30, 2014.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $3.5 million higher in the nine months ended September 30, 2015 as compared to 2014 primarily due to our share of gains recognized by certain of our unconsolidated affiliates in the first and second quarters of 2015, lower interest expense in 2015 and a net impairment of one of our previous investments in the first quarter of 2014. These increases were partly offset by less net operating income in our unconsolidated affiliates as a result of disposition activity.

Earnings Per Common Share - Diluted

Diluted earnings per common share was $0.17, or 17.7%, lower in the nine months ended September 30, 2015 as compared to 2014 due to a decrease in net income for the reasons discussed above and an increase in the weighted average Common Shares outstanding.

Liquidity and Capital Resources

Statements of Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in the Company’s cash flows ($ in thousands):

	Nine Months Ended September 30,
	2015	2014	Change
Net Cash Provided By Operating Activities	$209,410	$183,675	$25,735
Net Cash Used In Investing Activities	(564,095)	(159,184)	(404,911)
Net Cash Provided By/(Used In) Financing Activities	351,037	(23,075)	374,112
Total Cash Flows	$(3,648)	$1,416	$(5,064)

The increase in net cash provided by operating activities in the nine months ended September 30, 2015 as compared to 2014 was primarily due to higher net cash from the operations of recent acquisitions and development properties placed in service in 2015.

The increase in net cash used in investing activities in the nine months ended September 30, 2015 as compared to 2014 was primarily due to higher acquisition activity and lower net proceeds from disposition of real estate assets in 2015, partly offset by lower development activity and the repayment of an advance from an unconsolidated affiliate in 2015.

The change in net cash provided by/used in financing activities in the nine months ended September 30, 2015 as compared to 2014 was primarily due to higher net debt borrowings and higher proceeds from the issuance of Common Stock in 2015.

Capitalization

The following table sets forth the Company’s capitalization (in thousands, except per share amounts):

	September 30, 2015	December 31, 2014
		(as revised)
Mortgages and notes payable, at recorded book value	$2,478,753	$2,071,389
Financing obligation	$7,402	$8,962
Preferred Stock, at liquidation value	$29,050	$29,060
Common Stock outstanding	95,330	92,907
Common Units outstanding (not owned by the Company)	2,910	2,937
Per share stock price at period end	$38.75	$44.28
Market value of Common Stock and Common Units	$3,806,800	$4,243,972
Total capitalization	$6,322,005	$6,353,383

At September 30, 2015, our mortgages and notes payable and outstanding preferred stock represented 39.7% of our total capitalization and 45.1% of the undepreciated book value of our assets.

Our mortgages and notes payable as of September 30, 2015 consisted of $288.6 million of secured indebtedness with a weighted average interest rate of 5.83% and $2,190.1 million of unsecured indebtedness with a weighted average interest rate of 3.38%. The secured indebtedness was collateralized by real estate assets with an aggregate undepreciated book value of $547.2 million. As of September 30, 2015, $840.0 million of our debt does not bear interest at fixed rates or is not protected by interest rate hedge contracts.

Investment Activity

During the third quarter of 2015, we acquired:

•	a building in Tampa, FL encompassing 528,000 rentable square feet for a net purchase price of $113.5 million and an adjacent land parcel for a purchase price of $2.2 million; and

•	two buildings in Atlanta, GA encompassing 896,000 rentable square feet for a net purchase price of $290.3 million.

We expensed $0.9 million of acquisition costs (included in general and administrative expenses) related to these acquisitions. The assets acquired and liabilities assumed were recorded at fair value as determined by management based on information available at the acquisition date and on current assumptions as to future operations. We have invested or intend to invest an additional $14.5 million in the aggregate of planned building improvements in the buildings acquired in the third quarter of 2015. As of the closing date, based on the total anticipated investment of $418.3 million, the weighted average capitalization rate for the acquisitions of these buildings, which were 88.4% occupied on average as of the closing date, is 6.1% using projected annual GAAP net operating income for the first 12 months of ownership. These forward-looking statements are subject to risks and uncertainties. See “Disclosure Regarding Forward-Looking Statements.”

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

During the third quarter of 2015, we sold:

•	a building for a sale price of $15.3 million and recorded a gain on disposition of property of $6.5 million; and

•	land for a sale price of $1.8 million and recorded a gain on disposition of property of $0.5 million.

On September 30, 2015, we announced our intent to list for sale all or substantially all of our wholly-owned Country Club Plaza portfolio in Kansas City. Our wholly-owned assets in Kansas City consist of 804,000 square feet of retail space and 617,000 square feet of office space. We intend to use the proceeds from the sale of Country Club Plaza assets to repay debt incurred to acquire three buildings in the third quarter of 2015 and for general corporate purposes. Some or all of the planned disposition of Country Club Plaza assets is expected to qualify for tax-deferred treatment under Section 1031 of the Internal Revenue Code. We expect to close on the disposition of County Club Plaza assets no later than early 2016 and, beginning in the fourth quarter of 2015 through the closing date, we will accrue $2.5 million of severance costs expected to be incurred due to our intent to close our Kansas City division office upon such sale. We can provide no assurances, however, that we will dispose of any County Club Plaza assets on favorable terms, or at all, because the disposition is subject to the negotiation and execution of a definitive and binding purchase and sale agreement, and would then be subject to the buyer's completion of satisfactory due diligence and other customary closing conditions.

As of September 30, 2015, we were developing 1,482,200 rentable square feet of properties. The following table summarizes these developments:

Property	Market	Rentable Square Feet	Anticipated Total Investment (1)	Investment As Of September 30, 2015 (1)	Pre-Leased %	Estimated Completion	Estimated Stabilization
			($ in thousands)
Laser Spine Institute	Tampa	176,000	$56,000	$40,474	100.0%	1Q 16	1Q 16
Seven Springs West	Nashville	203,000	59,000	31,605	85.6	3Q 16	1Q 17
Bridgestone Americas	Nashville	514,000	200,000	44,932	98.5	3Q 17	3Q 17
Riverwood 200	Atlanta	299,000	107,000	13,507	66.2	2Q 17	2Q 19
Plaza 211 (2)	Kansas City	28,000	17,000	9,587	—	4Q 15	3Q 16
Enterprise V	Greensboro	131,200	7,600	1,952	—	2Q 16	2Q 17
Seven Springs II (3)	Nashville	131,000	38,100	2,642	—	2Q 17	3Q 18
		1,482,200	$484,700	$144,699	71.1%
__________

(1)	Includes deferred lease commissions which are classified in deferred leasing costs on the Consolidated Balance Sheet.

(2)	This redevelopment project is part of our wholly-owned Country Club Plaza portfolio in Kansas City, all or substantially all of which has been listed for sale.

(3)	Recorded on the Consolidated Balance Sheet in land held for development, not development in process.

Financing Activity

We have entered into separate sales agreements with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Robert W. Baird & Co. Incorporated, BB&T Capital Markets, a division of BB&T Securities, LLC, Capital One Securities, Inc., Comerica Securities, Inc., Jefferies LLC, Mitsubishi UFJ Securities (USA), Inc., Morgan Stanley & Co. LLC, Piper Jaffray & Co., RBC Capital Markets, LLC and Wells Fargo Securities, LLC. During the third quarter of 2015, the Company issued 1,206,200 shares of Common Stock at an average gross sales price of $41.89 per share and received net proceeds, after sales commissions, of $49.8 million. We paid $0.8 million in sales commissions to Jefferies LLC, Capital One Securities, Inc., Robert W. Baird & Co. Incorporated and Mitsubishi UFJ Securities (USA), Inc. during the third quarter of 2015.

Our $475.0 million unsecured revolving credit facility is scheduled to mature in January 2018 and includes an accordion feature that allows for an additional $75.0 million of borrowing capacity subject to additional lender commitments. Assuming no defaults have occurred, we have an option to extend the maturity for two additional six month periods. The interest rate at our current credit ratings is LIBOR plus 110 basis points and the annual facility fee is 20 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody's Investors Service or Standard & Poor's Ratings Services. There was $265.0 million and $276.0 million outstanding under our revolving credit facility at September 30, 2015 and October 20, 2015, respectively. At both September 30, 2015 and October 20, 2015, we had $0.2 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at September 30, 2015 and October 20, 2015 was $209.8 million and $198.8 million, respectively.

During the third quarter of 2015, we obtained a $350.0 million, six-month unsecured bridge facility. The bridge facility is originally scheduled to mature on March 28, 2016. Assuming no defaults have occurred, we have an option to extend the maturity for an additional six-month period. The interest rate on the bridge facility at our current credit ratings is LIBOR plus 110 basis points. The interest rate is based on the higher of the publicly announced ratings from Moody's Investors Service or Standard & Poor's Ratings Services. The financial and other covenants under the bridge facility are similar to our revolving credit facility. The purpose of the bridge facility is for the short-term funding of our third quarter acquisition activity and other general corporate purposes. There was $250.0 million outstanding under our bridge facility at September 30, 2015. The unused capacity of our bridge facility at September 30, 2015 was $100.0 million.

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

Our revolving credit facility, bridge facility and bank term loans require us to comply with customary operating covenants and various financial requirements.

Off Balance Sheet Arrangements

During the third quarter of 2015, we sold our 20.0% interest in SF-HIW Harborview Plaza, LP to our partner for net proceeds of $6.9 million and recorded a $4.2 million gain on disposition of investment in unconsolidated affiliate. The $20.8 million interest-only secured loan previously provided by us to the joint venture was paid in full upon consummation of the sale.

Critical Accounting Estimates

There were no changes made by management to the critical accounting policies in the nine months ended September 30, 2015. For a description of our critical accounting estimates, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our 2014 Annual Report on Form 10-K.

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

The following table sets forth the Company's FFO, FFO available for common stockholders and FFO available for common stockholders per share ($ in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Funds from operations:
Net income	$31,617	$54,299	$79,343	$92,387
Net (income) attributable to noncontrolling interests in consolidated affiliates	(324)	(291)	(948)	(1,152)
Depreciation and amortization of real estate assets	53,978	47,612	154,250	144,805
Impairments of depreciable properties	—	—	—	588
(Gains) on disposition of depreciable properties	(6,521)	(36,279)	(9,147)	(36,279)
(Gain) on disposition of investment in unconsolidated affiliate	(4,155)	—	(4,155)	—
Unconsolidated affiliates:
Depreciation and amortization of real estate assets	835	1,085	2,412	3,039
Impairment of investment in unconsolidated affiliate	—	—	—	1,353
(Gains) on disposition of depreciable properties	—	—	(946)	(955)
Discontinued operations:
(Gains) on disposition of depreciable properties	—	—	—	(384)
Funds from operations	75,430	66,426	220,809	203,402
Dividends on Preferred Stock	(626)	(627)	(1,879)	(1,881)
Funds from operations available for common stockholders	$74,804	$65,799	$218,930	$201,521
Funds from operations available for common stockholders per share	$0.77	$0.70	$2.26	$2.16
Weighted average shares outstanding (1)	97,661	93,723	97,003	93,358
__________

(1)	Includes assumed conversion of all potentially dilutive Common Stock equivalents.

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

As of September 30, 2015, our same property portfolio consisted of 234 in-service properties encompassing 27.4 million rentable square feet that were wholly owned during the entirety of the periods presented (from January 1, 2014 to September 30, 2015). As of December 31, 2014, our same property portfolio consisted of 223 in-service properties encompassing 24.2 million rentable square feet that were wholly owned during the entirety of the periods presented (from January 1, 2013 to December 31, 2014). The change in our same property portfolio was due to the addition of 11 properties encompassing 3.2 million rentable square feet acquired during 2013 and three newly developed properties encompassing 0.2 million rentable square feet placed in service during 2013. These additions were offset by the removal of three properties encompassing 0.2 million rentable square feet that were sold during 2015.

Rental and other revenues related to properties not in our same property portfolio were $12.6 million and $8.5 million for the three months ended September 30, 2015 and 2014, respectively, and $34.3 million and $27.1 million for the nine months ended September 30, 2015 and 2014, respectively. Rental property and other expenses related to properties not in our same property portfolio were $4.2 million and $3.5 million for the three months ended September 30, 2015 and 2014, respectively, and $10.9 million and $10.8 million for the nine months ended September 30, 2015 and 2014, respectively.

The following table sets forth the Company’s NOI and same property NOI:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income from continuing operations before disposition of investment properties and activity in unconsolidated affiliates	$19,670	$17,813	$60,240	$48,932
Other income	(1,038)	(728)	(3,255)	(3,555)
Interest expense	21,512	22,348	64,937	64,923
General and administrative expenses	9,182	7,526	29,511	26,973
Impairments of real estate assets	—	—	—	588
Depreciation and amortization	54,652	48,287	156,200	146,895
Net operating income from continuing operations	103,978	95,246	307,633	284,756
Less – non same property and other net operating income	(8,379)	(5,052)	(23,392)	(16,312)
Total same property net operating income from continuing operations	$95,599	$90,194	$284,241	$268,444

Rental and other revenues	$163,736	$152,629	$482,182	$453,804
Rental property and other expenses	59,758	57,383	174,549	169,048
Total net operating income from continuing operations	103,978	95,246	307,633	284,756
Less – non same property and other net operating income	(8,379)	(5,052)	(23,392)	(16,312)
Total same property net operating income from continuing operations	$95,599	$90,194	$284,241	$268,444

Total same property net operating income from continuing operations	$95,599	$90,194	$284,241	$268,444
Less – straight-line rent and lease termination fees	(5,456)	(5,423)	(12,600)	(15,721)
Same property cash net operating income from continuing operations	$90,143	$84,771	$271,641	$252,723

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

We borrow funds at a combination of fixed and variable rates. Borrowings under our revolving credit facility, bridge facility and bank term loans bear interest at variable rates. Our long-term debt, which consists of secured and unsecured long-term financings, typically bears interest at fixed rates. Our interest rate risk management objectives are to limit generally the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time we enter into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We generally do not hold or issue these derivative contracts for trading or speculative purposes.

At September 30, 2015, we had $1,413.8 million principal amount of fixed rate debt outstanding (not including debt with a variable rate that is effectively fixed by related interest rate swaps). The estimated aggregate fair market value of this debt was $1,454.4 million. If interest rates had been 100 basis points higher, the aggregate fair market value of our fixed rate debt would have been $45.5 million lower. If interest rates had been 100 basis points lower, the aggregate fair market value of our fixed rate debt would have been $48.1 million higher.

At September 30, 2015, we had $840.0 million of variable rate debt outstanding not protected by interest rate hedge contracts. If the weighted average interest rate on this variable rate debt had been 100 basis points higher, the annual interest expense would increase $8.4 million. If the weighted average interest rate on this variable rate debt had been 100 basis points lower, the annual interest expense would decrease $8.4 million.

At September 30, 2015, we had $225.0 million of variable rate LIBOR-based debt outstanding with $225.0 million of related floating-to-fixed interest rate swaps. These swaps effectively fix the underlying LIBOR rate of the debt at 1.678%. If LIBOR interest rates increase or decrease by 100 basis points, the aggregate fair market value of the swaps at September 30, 2015 would increase by $1.6 million or decrease by $12.3 million, respectively. We are exposed to certain losses in the event of nonperformance by the counterparties, which are major financial institutions, under the swaps. We regularly evaluate the financial condition of our counterparties using publicly available information. Based on this review, we currently expect the counterparties to perform fully under the swaps. However, if a counterparty defaults on its obligations under a swap, we could be required to pay the full rates on the applicable debt, even if such rates were in excess of the rate in the contract.

ITEM 4. CONTROLS AND PROCEDURES

SEC rules require us to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our annual and periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management to allow for timely decisions regarding required disclosure. The Company's CEO and CFO have concluded that the disclosure controls and procedures of the Company and the Operating Partnership were each effective at the end of the period covered by this Quarterly Report.

SEC rules also require us to establish and maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in internal control over financial reporting during the three months ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. There were also no changes in internal control over financial reporting during the three months ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information related to shares of Common Stock surrendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock during the third quarter of 2015:

	Total Number of Shares Purchased	Weighted Average Price Paid per Share

July 1 to July 31	—	$—
August 1 to August 31	—	—
September 1 to September 30	625	38.83
Total	625	$38.83

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1
Executive Supplemental Employment Agreement, dated as of September 1, 2015 between the Company and Theodore J. Klinck (filed as part of the Company's Current Report on Form 8-K dated September 1, 2015)

10.2
Term Loan Agreement, dated as of September 28, 2015, by and among the Company, the Operating Partnership, Bank of America, N.A., as Administrative Agent, and Wells Fargo Bank, National Association and PNC Bank, National Association (filed as part of the Company's Current Report on Form 8-K dated September 28, 2015)

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

Date: October 27, 2015