Form 10-K
period 2015-12-31
HIGHWOODS PROPERTIES INC; HIGHWOODS REALTY LTD PARTNERSHIP
filed 2016-02-09
CIK 921082, 941713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015

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
Highwoods Properties, Inc.  Yes  ☐    No ☒    Highwoods Realty Limited Partnership  Yes  ☐    No ☒

The aggregate market value of shares of Common Stock of Highwoods Properties, Inc. held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on June 30, 2015 was approximately $3.7 billion. At January 29, 2016, there were 96,103,555 shares of Common Stock outstanding.

There is no public trading market for the Common Units of Highwoods Realty Limited Partnership. As a result, an aggregate market value of the Common Units of Highwoods Realty Limited Partnership cannot be determined.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of Highwoods Properties, Inc. to be filed in connection with its Annual Meeting of Stockholders to be held May 11, 2016 are incorporated by reference in Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14.

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

Certain information contained herein is presented as of January 29, 2016, the latest practicable date for financial information prior to the filing of this Annual Report.

This report combines the Annual Reports on Form 10-K for the period ended December 31, 2015 of the Company and the Operating Partnership. We believe combining the annual reports into this single report results in the following benefits:

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

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

PART I

ITEM 1. BUSINESS

General

Highwoods Properties, Inc., headquartered in Raleigh, is a publicly-traded real estate investment trust ("REIT"). The Company is a fully integrated office REIT that owns, develops, acquires, leases and manages properties primarily in the best business districts (BBDs) of Atlanta, Greensboro, Kansas City, Memphis, Nashville, Orlando, Pittsburgh, Raleigh, Richmond and Tampa. Our Common Stock is traded on the New York Stock Exchange ("NYSE") under the symbol "HIW."

At December 31, 2015, the Company owned all of the Preferred Units and 95.7 million, or 97.1%, of the Common Units. Limited partners owned the remaining 2.9 million Common Units. Generally, the Operating Partnership is obligated to redeem each Common Unit at the request of the holder thereof for cash equal to the value of one share of Common Stock based on the average of the market price for the 10 trading days immediately preceding the notice date of such redemption, provided that the Company, at its option, may elect to acquire any such Common Units presented for redemption for cash or one share of Common Stock. The Common Units owned by the Company are not redeemable.

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

During 2015, the Company filed unqualified Section 303A certifications with the NYSE. The Company and the Operating Partnership have also filed the CEO and CFO certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as exhibits to this Annual Report.

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

Employees

At December 31, 2015, we had 447 full-time employees.

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

We face considerable competition in the leasing market and may be unable to renew existing leases or re-let space on terms similar to the existing leases, or we may spend significant capital in our efforts to renew and re-let space, which may adversely affect our results of operations. In addition to seeking to increase our average occupancy by leasing current vacant space, we also concentrate our leasing efforts on renewing existing leases. Because we compete with a number of other developers, owners and operators of office and office-oriented, mixed-use properties, we may be unable to renew leases with our existing customers and, if our current customers do not renew their leases, we may be unable to re-let the space to new customers. To the extent that we are able to renew existing leases or re-let such space to new customers, heightened competition resulting from adverse market conditions may require us to utilize rent concessions and tenant improvements to a greater extent than we anticipate or have historically. Further, changes in space utilization by our customers due to technology, economic conditions and business culture also affect the occupancy of our properties. As a result, customers may seek to downsize by leasing less space from us upon any renewal.

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

Some of our leases provide customers with the right to terminate their leases early, which could have an adverse effect on our financial condition and results of operations. Certain of our leases permit our customers to terminate their leases as to all or a portion of the leased premises prior to their stated lease expiration dates under certain circumstances, such as providing notice by a certain date and, in many cases, paying a termination fee. To the extent that our customers exercise early termination rights, our results of operations will be adversely affected, and we can provide no assurances that we will be able to generate an equivalent amount of net effective rent by leasing the vacated space to new third party customers.

An oversupply of space in our markets would typically cause rental rates and occupancies to decline, making it more difficult for us to lease space at attractive rental rates, if at all. Undeveloped land in many of the markets in which we operate is generally more readily available and less expensive than in higher barrier-to-entry markets such as New York, Boston and San Francisco. As a result, even during times of positive economic growth, we and/or our competitors could construct new buildings that would compete with our existing properties. Any such oversupply could result in lower occupancy and rental rates in our portfolio, which would have a negative impact on our results of operations.

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

Recent and future acquisitions and development properties may fail to perform in accordance with our expectations and may require renovation and development costs exceeding our estimates. In the normal course of business, we typically evaluate potential acquisitions, enter into non-binding letters of intent, and may, at any time, enter into contracts to acquire additional properties. Acquired properties may fail to perform in accordance with our expectations due to lease-up risk, renovation cost risks and other factors. In addition, the renovation and improvement costs we incur in bringing an acquired property up to our standards may exceed our original estimates. We may not have the financial resources to make suitable acquisitions or renovations on favorable terms or at all.

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

Illiquidity of real estate investments and the tax effect of dispositions could significantly impede our ability to sell assets or respond to favorable or adverse changes in the performance of our properties. Because real estate investments are relatively illiquid, our ability to promptly sell one or more properties in our portfolio in response to changing economic, financial and investment conditions is limited. In addition, we have mortgage debt under which we would incur significant prepayment penalties if such loans were paid off in connection with the sale of the underlying real estate assets.

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

Certain of our properties have low tax bases relative to their estimated current fair values, and accordingly, the sale of such assets would generate significant taxable gains unless we sold such properties in a tax-deferred exchange under Section 1031 of the Internal Revenue Code or another tax-free or tax-deferred transaction. For an exchange to qualify for tax-deferred treatment under Section 1031, the net proceeds from the sale of a property must be held by an escrow agent until applied toward the purchase of real estate qualifying for gain deferral. Given the competition for properties meeting our investment criteria, there could be a delay in reinvesting such proceeds or we may be unable to reinvest such proceeds at all. Any delay or limitation in using the reinvestment proceeds to acquire additional income producing assets would adversely affect our results of operations. Additionally, in connection with tax-deferred 1031 transactions, our restricted cash balances may be commingled with other funds being held by any such escrow agent, which subjects our balance to the credit risk of the institution. If we sell properties outright in taxable transactions, we may be required to distribute a significant amount of the taxable gain to our stockholders under the requirements of the Internal Revenue Code for REITs, which in turn could negatively affect our future results of operations and may increase our leverage.

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

Our use of joint ventures may limit our flexibility with jointly owned investments. In appropriate circumstances, we own, develop and acquire properties in joint ventures with other persons or entities when circumstances warrant the use of these structures. Our participation in joint ventures is subject to the risks that:

•	we could become engaged in a dispute with any of our joint venture partners that might affect our ability to develop or operate a property;

•	our joint ventures are subject to debt and the refinancing of such debt may require equity capital calls;

•	our joint venture partners may default on their obligations necessitating that we fulfill their obligation ourselves;

•	our joint venture partners may have different objectives than we have regarding the appropriate timing and terms of any renovation, sale or refinancing of properties;

•	our joint venture partners may be structured differently than us for tax purposes and this could create conflicts of interest; and

•	our joint venture partners may have competing interests in our markets that could create conflicts of interest.

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

Our use of debt to finance a significant portion of our operations could have a material adverse effect on our financial condition and results of operations. We are subject to risks associated with debt financing, such as the sufficiency of cash flow to meet required payment obligations, ability to comply with financial ratios and other covenants and the availability of capital to refinance existing indebtedness or fund important business initiatives. If we breach covenants in our debt agreements, the lenders can declare a default and, if the debt is secured, can take possession of the property securing the defaulted loan. In addition, our unsecured debt agreements contain cross-default provisions with respect to certain other indebtedness, giving the unsecured lenders the right to declare a default if we are in default under other loans in some circumstances. Unwaived defaults under our debt agreements could materially and adversely affect our financial condition and results of operations.

Further, we obtain credit ratings from Moody's Investors Service and Standard and Poor's Rating Services based on their evaluation of our creditworthiness. These agencies' ratings are based on a number of factors, some of which are not within our control. In addition to factors specific to our financial strength and performance, the rating agencies also consider conditions affecting REITs generally. We cannot assure you that our credit ratings will not be downgraded. If our credit ratings are downgraded or other negative action is taken, we could be required, among other things, to pay additional interest and fees on outstanding borrowings under our revolving credit facility, bridge facility and term loans.

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

Increases in interest rates would increase our interest expense. At December 31, 2015, we had $974.0 million of variable rate debt outstanding not protected by interest rate hedge contracts. We may incur additional variable rate debt in the future. If interest rates increase, then so would the interest expense on our unhedged variable rate debt, which would adversely affect our financial condition and results of operations. From time to time, we manage our exposure to interest rate risk with interest rate hedge contracts that effectively fix or cap a portion of our variable rate debt. In addition, we utilize fixed rate debt at market rates. If interest rates decrease, the fair market value of any existing interest rate hedge contracts or outstanding fixed-rate debt would decline.

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

We face risks associated with security breaches through cyber attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (IT) networks and related systems. We face risks associated with security breaches, whether through cyber attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations (including managing our building systems) and, in some cases, may be critical to the operations of certain of our customers. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.

A security breach or other significant disruption involving our IT networks and related systems could:

•	disrupt the proper functioning of our networks and systems and therefore our operations and/or those of certain of our customers;

•	result in misstated financial reports, violations of loan covenants, missed reporting deadlines and/or missed permitting deadlines;

•	result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT;

•
result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of, proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or which could expose us to damage claims by third-parties for disruptive, destructive or otherwise harmful purposes and outcomes;

•	result in our inability to maintain the building systems relied upon by our customers for the efficient use of their leased space;

•	require significant management attention and resources to remedy any damages that result;

•	subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or

•	damage our reputation among our customers and investors generally.

Any or all of the foregoing could have a material adverse effect on our results of operations, financial condition and cash flows.

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

•
expected cash flows from financing and investing activities, including from the sale of assets generating significant taxable gains to the extent such assets are not sold in a tax-deferred exchange under Section 1031 of the Internal Revenue Code or another tax-free or tax-deferred transaction.

The decision to declare and pay dividends on our Common Stock in the future, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of the Company's board of directors. Any change in our dividend policy could have a material effect on the market price of our Common Stock.

Cash distributions reduce the amount of cash that would otherwise be available for other business purposes, including funding debt maturities or future growth initiatives. For the Company to maintain its qualification as a REIT, it must annually distribute to its stockholders at least 90% of REIT taxable income, excluding net capital gains. In addition, although capital gains are not required to be distributed to maintain REIT status, taxable capital gains, if any, that are generated as part of our capital recycling program are subject to federal and state income tax unless such gains are distributed to our stockholders. Cash distributions made to stockholders to maintain REIT status or to distribute otherwise taxable capital gains limit our ability to accumulate capital for other business purposes, including funding debt maturities or growth initiatives.

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

On January 4, 2016, we announced our agreement to sell substantially all of our wholly-owned Country Club Plaza assets in Kansas City (which we refer to as the "Plaza assets") for $660.0 million. The Plaza assets, which are currently 95% leased in the aggregate, consist of 18 properties encompassing 776,000 square feet of in-service retail space, 468,000 square feet of in-service office space and a 28,000 square foot retail redevelopment project. The parties have entered into a series of definitive agreements, dated as of December 21, 2015, relating to the sale of the Plaza assets. The sales, which are subject to customary closing conditions, are scheduled to close on March 1, 2016. The buyer’s contractual due diligence investigation period ended on December 31, 2015. The buyer has posted earnest money deposits, held by a third party, totaling $25.0 million that are non-refundable and the buyer would be obligated to pay us an additional $25.0 million in the event of a default, except in limited circumstances.

Properties

The following table sets forth information about in-service properties that we wholly own:

	December 31,
	2015			2014
	Occupied	Vacant	Total	Occupied	Vacant	Total
	(rentable square feet)			(rentable square feet)
Office	25,261,000	2,021,000	27,282,000	23,156,000	2,248,000	25,404,000
Industrial	2,347,000	66,000	2,413,000	2,362,000	51,000	2,413,000
Retail	802,000	33,000	835,000	748,000	31,000	779,000
Total	28,410,000	2,120,000	30,530,000	26,266,000	2,330,000	28,596,000

The following table sets forth the net changes in rentable square footage of in-service properties that we wholly own:

	Year Ended December 31,
	2015	2014	2013
	(rentable square feet in thousands)
Acquisitions	1,592	686	3,425
Developments Placed In-Service	503	282	221
Redevelopment/Other	14	(19)	(30)
Dispositions	(175)	(1,645)	(4,012)
Net Change in Rentable Square Footage	1,934	(696)	(396)

The following table sets forth information about in-service properties that we wholly own by geographic location at December 31, 2015:

	Rentable Square Feet	Occupancy	Percentage of Annualized Cash Rental Revenue (1)
Market			Office	Industrial	Retail	Total
Atlanta	5,361,000	92.4%	17.9%	—%	—%	17.9%
Raleigh	4,882,000	92.8	15.8	—	—	15.8
Nashville	3,379,000	99.2	13.2	—	0.2	13.4
Tampa	3,649,000	87.4	12.1	—	—	12.1
Pittsburgh	2,157,000	95.7	8.6	—	—	8.6
Kansas City	1,393,000	97.2	2.3	—	5.2	7.5
Memphis	2,226,000	91.0	7.3	—	0.1	7.4
Orlando	1,978,000	86.0	6.7	—	—	6.7
Richmond	1,941,000	93.9	5.5	—	—	5.5
Greensboro	3,564,000	95.8	3.3	1.8	—	5.1
Total	30,530,000	93.1%	92.7%	1.8%	5.5%	100.0%
__________

(1)	Annualized Cash Rental Revenue is cash rental revenue (base rent plus cost recovery income, excluding straight-line rent) for the month of December 2015 multiplied by 12.

The following table sets forth operating information about in-service properties that we wholly own:

	Average Occupancy	Annualized GAAP Rent Per Square Foot (1)	Annualized Cash Rent Per Square Foot (2)
2011	89.6%	$18.58	$17.84
2012	90.3%	$17.90	$18.42
2013	90.0%	$21.42	$20.48
2014	90.4%	$22.13	$21.29
2015	92.3%	$23.30	$22.55
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

Customers

The following table sets forth information concerning the 20 largest customers of properties that we wholly own at December 31, 2015:

Customer	Rentable Square Feet	Annualized Cash Rental Revenue (1)	Percent of Total Annualized Cash Rental Revenue (1)	Weighted Average Remaining Lease Term in Years
		(in thousands)
Federal Government	1,457,229	$34,896	5.45%	3.8
Metropolitan Life Insurance	634,775	14,755	2.30	11.5
PPG Industries	356,215	9,050	1.41	15.3
HCA Corporation	297,909	7,790	1.22	1.3
EQT Corporation	317,052	7,423	1.16	8.8
International Paper	299,538	6,969	1.09	11.8
Healthways	263,598	6,653	1.04	7.2
Bass, Berry & Sims	195,846	6,290	0.98	9.1
State of Georgia	318,796	6,018	0.94	5.0
Lockton Companies	229,192	5,546	0.87	14.2
Aon	190,683	5,255	0.82	3.9
PNC Bank	187,076	5,170	0.81	10.9
Marsh USA	175,390	5,117	0.80	6.3
Syniverse Technologies	218,678	5,065	0.79	10.9
AT&T	217,400	4,862	0.76	3.4
Novelis	168,949	4,849	0.76	8.7
Vanderbilt University	208,921	4,771	0.74	4.8
Lifepoint Corporate Services	202,991	4,563	0.71	13.3
BB&T	245,543	4,500	0.70	4.1
SunTrust	146,646	4,495	0.70	1.7
Total	6,332,427	$154,037	24.05%	7.4
__________

(1)	Annualized Cash Rental Revenue is cash rental revenue (base rent plus cost recovery income, excluding straight-line rent) for the month of December 2015 multiplied by 12.

Lease Expirations

The following tables set forth scheduled lease expirations for existing leases at office properties (other than in-process development) that we wholly owned at December 31, 2015:

Lease Expiring	Number of Leases Expiring	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases	Annualized Cash Rental Revenue Under Expiring Leases (1)	Average Annual Cash Rental Rate Per Square Foot for Expirations	Percent of Annualized Cash Rental Revenue Represented by Expiring Leases (1)
				($ in thousands)
2016 (2)	435	1,957,791	7.8%	$45,592	$23.29	7.7%
2017	379	2,957,467	11.7	71,321	24.12	12.0
2018	388	2,641,931	10.5	62,144	23.52	10.5
2019	315	3,417,711	13.5	80,663	23.60	13.6
2020	266	2,727,093	10.8	73,257	26.86	12.3
2021	142	2,437,730	9.7	54,503	22.36	9.2
2022	94	1,304,809	5.2	29,432	22.56	5.0
2023	63	1,485,624	5.9	31,455	21.17	5.3
2024	49	1,522,574	6.0	38,719	25.43	6.5
2025	38	893,132	3.5	25,383	28.42	4.3
Thereafter	170	3,913,894	15.4	80,991	20.69	13.6
	2,339	25,259,756	100.0%	$593,460	$23.49	100.0%
__________

(1)	Annualized Cash Rental Revenue is cash rental revenue (base rent plus cost recovery income, excluding straight-line rent) for the month of December 2015 multiplied by 12.

(2)	Includes 81,000 rentable square feet of leases that are on a month-to-month basis, which represent 0.3% of total annualized cash rental revenue.

Note: 2016 and beyond expirations that have been renewed are reflected above based on the renewal expiration date. Expirations include leases related to completed not stabilized development properties and exclude leases related to developments in-process.

In-Process Development

As of December 31, 2015, we were developing 1,454,200 rentable square feet of properties. The following table summarizes these developments:

Property	Market	Rentable Square Feet	Anticipated Total Investment (1)	Investment As Of December 31, 2015 (1)	Pre - Leased %	Estimated Completion	Estimated Stabilization
			($ in thousands)
Laser Spine Institute (Office)	Tampa	176,000	$56,000	$49,853	100.0%	1Q 16	1Q 16
Seven Springs West (Office)	Nashville	203,000	59,000	38,748	85.6	3Q 16	1Q 17
Bridgestone Americas (Office)	Nashville	514,000	200,000	57,918	98.5	3Q 17	3Q 17
Riverwood 200 (Office)	Atlanta	299,000	107,000	21,416	66.2	2Q 17	2Q 19
Enterprise V (Industrial)	Greensboro	131,200	7,600	4,642	—	2Q 16	2Q 17
Seven Springs II (Office)	Nashville	131,000	38,100	3,849	42.9	2Q 17	3Q 18
		1,454,200	$467,700	$176,426	76.3%
__________

(1)	Includes deferred lease commissions which are classified in deferred leasing costs on our Consolidated Balance Sheets.

Land Held for Development

We wholly owned 465 acres of development land at December 31, 2015. We estimate that we can develop approximately 4.4 million and 2.3 million rentable square feet of office and industrial space, respectively, on the 391 acres that we consider core assets for our future development needs. Our core development land is zoned and available for development, and nearly all of the land has utility infrastructure in place. We believe that our commercially zoned and unencumbered land gives us a development advantage over other commercial real estate development companies in many of our markets.

Other Properties

The following table sets forth information about other in-service office properties in which we own an interest (50.0% or less) by geographic location at December 31, 2015:

	Rentable Square Feet	Weighted Average Ownership Interest (1)	Occupancy	Percentage of Annualized Cash Rental Revenue (2)
Market
Kansas City	553,000	32.3%	91.8%	41.2%
Raleigh	635,000	25.0	95.4	28.3
Richmond (3)	345,000	50.0	99.8	19.4
Orlando	306,000	28.0	74.3	8.7
Greensboro	118,000	50.0	36.8	2.4
Total	1,957,000	33.4%	88.3%	100.0%
__________

(1)	Weighted Average Ownership Interest is calculated using Rentable Square Feet.

(2)	Annualized Cash Rental Revenue is cash rental revenue (base rent plus cost recovery income, excluding straight-line rent) for the month of December 2015 multiplied by 12.

(3)	This joint venture is consolidated.

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

Name	Age	Position and Background
Edward J. Fritsch	57
Director, President and Chief Executive Officer.
Mr. Fritsch has been a director since January 2001. Mr. Fritsch became our chief executive officer and chair of the investment committee of our board of directors on July 1, 2004 and our president in December 2003. Prior to that, Mr. Fritsch was our chief operating officer from January 1998 to July 2004 and was a vice president and secretary from June 1994 to January 1998. Mr. Fritsch joined our predecessor in 1982 and was a partner of that entity at the time of our initial public offering in June 1994. Mr. Fritsch currently serves as a director and member of the audit and compensation committees of National Retail Properties, Inc., a publicly-traded REIT (NYSE:NNN). Mr. Fritsch is also chair of the National Association of Real Estate Investment Trusts ("NAREIT"). Mr. Fritsch is also a member of Wells Fargo's central regional advisory board, a member of the University of North Carolina at Chapel Hill Foundation board, a director of the University of North Carolina at Chapel Hill Real Estate Holdings, a member of the University of North Carolina Kenan-Flagler Business School board of visitors and a member of the Dix Park Conservancy board.

Theodore J. Klinck	50
Executive Vice President and Chief Operating and Investment Officer.
Mr. Klinck became executive vice president and chief operating and investment officer in September 2015. Prior to that, Mr. Klinck was our senior vice president and chief investment officer since March 2012. Before joining us, Mr. Klinck served as principal and chief investment officer with Goddard Investment Group, a privately owned real estate investment firm. Previously, Mr. Klinck had been a managing director at Morgan Stanley Real Estate.

Mark F. Mulhern	56
Senior Vice President and Chief Financial Officer.
Mr. Mulhern became senior vice president and chief financial officer in September 2014. Prior to that, Mr. Mulhern was a director of the Company since January 2012. Mr. Mulhern served as executive vice president and chief financial officer of Exco Resources, Inc. (NYSE:XCO), an oil and gas exploration and production company, from April 2013 until September 2014. Mr. Mulhern served as senior vice president and chief financial officer of Progress Energy, Inc. (NYSE:PGN) from September 2008 until its merger with Duke Energy Corporation (NYSE:DUK) in July 2012. Mr. Mulhern first joined Progress Energy in 1996. Mr. Mulhern previously served as chief financial officer at Hydra Co Enterprises, the independent power subsidiary of Niagara Mohawk. He also spent eight years at Price Waterhouse. Mr. Mulhern currently serves as a director and member of the audit committee of Azure Midstream Partners, a publicly-traded energy company (NYSE:AZUR), and McKim and Creed, a private engineering services firm. Mr. Mulhern is a certified public accountant, a certified management accountant and a certified internal auditor.

Jeffrey D. Miller	45
Senior Vice President, General Counsel and Secretary.
Prior to joining us in March 2007, Mr. Miller was a partner with DLA Piper US, LLP, where he practiced since 2005. Previously, Mr. Miller had been a partner with Alston & Bird LLP. Mr. Miller is admitted to practice in North Carolina. Mr. Miller currently serves as lead independent director of Hatteras Financial Corp., a publicly-traded mortgage REIT (NYSE:HTS).

Kevin E. Penn	44
Senior Vice President of Strategy and Administration.
Mr. Penn became senior vice president of strategy and administration in January 2012. Mr. Penn joined us in 1997 and was our vice president of strategy from August 2005 to January 2012 and chief information officer from April 2002 to August 2005. Mr. Penn is chair of the Urban Land Institute Triangle District Council, chair of the executive committee of the Office, Technology and Operations Consortium and chair of the North Carolina Leukemia Lymphoma Society.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth high and low stock prices per share reported on the NYSE and dividends paid per share:

	2015			2014
Quarter Ended	High	Low	Dividend	High	Low	Dividend
March 31	$48.34	$43.09	$0.425	$38.60	$35.44	$0.425
June 30	$47.10	$39.72	$0.425	$42.54	$37.32	$0.425
September 30	$42.78	$36.57	$0.425	$43.06	$38.42	$0.425
December 31	$44.61	$38.18	$0.425	$45.67	$38.63	$0.425

On December 31, 2015, the last reported stock price of our Common Stock on the NYSE was $43.60 per share and the Company had 902 common stockholders of record. There is no public trading market for the Common Units. On December 31, 2015, the Operating Partnership had 104 holders of record of Common Units (other than the Company). At December 31, 2015, there were 96.1 million shares of Common Stock outstanding and 2.9 million Common Units outstanding not owned by the Company.

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

•
expected cash flows from financing and investing activities, including from the sale of assets generating significant taxable gains to the extent such assets are not sold in a tax-deferred exchange under Section 1031 of the Internal Revenue Code or another tax-free or tax-deferred transaction.

The following stock price performance graph compares the performance of our Common Stock to the S&P 500 and the FTSE NAREIT All Equity REITs Index. The stock price performance graph assumes an investment of $100 in our Common Stock and the three indices on December 31, 2010 and further assumes the reinvestment of all dividends. The FTSE NAREIT All Equity REITs Index is a free-float adjusted, market capitalization-weighted index of U.S. equity REITs. Constituents of the Index include all tax-qualified REITs with more than 50% of total assets in qualifying real estate assets other than mortgages secured by real property. Stock price performance is not necessarily indicative of future results.

	For the Period from December 31, 2010 to December 31,
Index	2011	2012	2013	2014	2015
Highwoods Properties, Inc.	98.23	116.63	132.10	168.66	172.72
S&P 500	102.11	118.45	156.82	178.28	180.75
FTSE NAREIT All Equity REITs Index	108.29	127.85	131.01	170.49	175.94

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

During 2015, cash dividends on Common Stock totaled $1.70 per share, approximately $0.07 of which represented return of capital and approximately $0.13 of which represented capital gains for income tax purposes. The minimum dividend per share of Common Stock required for the Company to maintain its REIT status was $1.31 per share in 2015.

During the fourth quarter of 2015, the Company issued an aggregate of 10,383 shares of Common Stock to holders of Common Units in the Operating Partnership upon the redemption of a like number of Common Units in private offerings exempt from the registration requirements pursuant to Section 4(2) of the Securities Act. Each of the holders of Common Units was an accredited investor under Rule 501 of the Securities Act. The resale of such shares was registered by the Company under the Securities Act.

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

Information about the Company’s equity compensation plans and other related stockholder matters is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 11, 2016.

ITEM 6. SELECTED FINANCIAL DATA

The operating results and certain liabilities of the Company as of and for the years ended December 31, 2014, 2013, 2012 and 2011 were retrospectively revised from previously reported amounts to reclassify those properties classified as held for sale, and in discontinued operations the operations for those properties classified as discontinued operations. The information in the following tables should be read in conjunction with the Company’s Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein ($ in thousands, except per share data):

	Year Ended December 31,
	2015	2014	2013	2012	2011
Rental and other revenues	$604,671	$555,871	$505,008	$434,890	$386,198
Income from continuing operations	$85,521	$96,987	$42,641	$21,578	$25,623
Income from discontinued operations	$15,739	$18,985	$88,456	$62,657	$22,348
Income from continuing operations available for common stockholders	$79,308	$90,069	$37,890	$17,394	$17,444
Net income	$101,260	$115,972	$131,097	$84,235	$47,971
Net income available for common stockholders	$94,572	$108,457	$122,949	$77,087	$38,677
Earnings per Common Share – basic:
Income from continuing operations available for common stockholders	$0.84	$1.00	$0.44	$0.23	$0.24
Net income available for common stockholders	$1.00	$1.20	$1.44	$1.02	$0.54
Earnings per Common Share – diluted:
Income from continuing operations available for common stockholders	$0.84	$0.99	$0.44	$0.23	$0.24
Net income available for common stockholders	$1.00	$1.19	$1.44	$1.02	$0.54
Dividends declared and paid per Common Share	$1.70	$1.70	$1.70	$1.70	$1.70

	December 31,
	2015	2014	2013	2012	2011
Total assets (as revised)	$4,493,432	$3,999,123	$3,801,315	$3,344,642	$3,154,157
Mortgages and notes payable	$2,499,614	$2,071,389	$1,956,299	$1,859,162	$1,847,857

The operating results and certain liabilities of the Operating Partnership as of and for the years ended December 31, 2014, 2013, 2012 and 2011 were retrospectively revised from previously reported amounts to reclassify those properties classified as held for sale, and in discontinued operations the operations for those properties classified as discontinued operations. The information in the following tables should be read in conjunction with the Operating Partnership’s Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein ($ in thousands, except per unit data):

	Year Ended December 31,
	2015	2014	2013	2012	2011
Rental and other revenues	$604,671	$555,871	$505,008	$434,890	$386,198
Income from continuing operations	$85,521	$96,987	$42,590	$21,638	$25,684
Income from discontinued operations	$15,739	$18,985	$88,456	$62,657	$22,348
Income from continuing operations available for common unitholders	$81,751	$93,014	$39,133	$18,344	$18,481
Net income	$101,260	$115,972	$131,046	$84,295	$48,032
Net income available for common unitholders	$97,490	$111,999	$127,589	$81,001	$40,829
Earnings per Common Unit – basic:
Income from continuing operations available for common unitholders	$0.84	$1.00	$0.44	$0.23	$0.24
Net income available for common unitholders	$1.01	$1.20	$1.44	$1.02	$0.54
Earnings per Common Unit – diluted:
Income from continuing operations available for common unitholders	$0.84	$1.00	$0.44	$0.23	$0.24
Net income available for common unitholders	$1.01	$1.20	$1.44	$1.02	$0.54
Distributions declared and paid per Common Unit	$1.70	$1.70	$1.70	$1.70	$1.70

	December 31,
	2015	2014	2013	2012	2011
Total assets (as revised)	$4,493,432	$3,999,229	$3,801,412	$3,343,739	$3,153,049
Mortgages and notes payable	$2,499,614	$2,071,389	$1,956,299	$1,859,162	$1,847,857

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the accompanying Consolidated Financial Statements and related notes contained elsewhere herein. Unless otherwise noted, same property information contained herein includes all in-service properties included in continuing operations that were wholly-owned during the entirety of the periods presented (from January 1, 2014 to December 31, 2015). As a result, the Plaza assets, which were classified as held for sale at December 31, 2015, are excluded from our same property portfolio.

Disclosure Regarding Forward-Looking Statements

Some of the information in this Annual Report may contain forward-looking statements. Such statements include, in particular, statements about our plans, strategies and prospects under this section and under the heading “Item 1. Business.” You can identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions or expectations will be achieved. When considering such forward-looking statements, you should keep in mind the following important factors that could cause our actual results to differ materially from those contained in any forward-looking statement:

•	the planned disposition of the Plaza assets in Kansas City may not occur on the terms described herein, if at all (see "Investment Activity");

•	the financial condition of our customers could deteriorate;

•	we may not be able to lease or re-lease second generation space, defined as previously occupied space that becomes available for lease, quickly or on as favorable terms as old leases;

•	we may not be able to lease our newly constructed buildings as quickly or on as favorable terms as originally anticipated;

•	we may not be able to complete development, acquisition, reinvestment, disposition or joint venture projects as quickly or on as favorable terms as anticipated;

•	development activity by our competitors in our existing markets could result in an excessive supply relative to customer demand;

•	our markets may suffer declines in economic growth;

•	unanticipated increases in interest rates could increase our debt service costs;

•	unanticipated increases in operating expenses could negatively impact our operating results;

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

The key components affecting our rental and other revenues are average occupancy, rental rates, cost recovery income, new developments placed in service, acquisitions and dispositions. Average occupancy generally increases during times of improving economic growth, as our ability to lease space outpaces vacancies that occur upon the expirations of existing leases. Average occupancy generally declines during times of slower economic growth, when new vacancies tend to outpace our ability to lease space. Asset acquisitions, dispositions and new developments placed in service directly impact our rental revenues and could impact our average occupancy, depending upon the occupancy rate of the properties that are acquired, sold or placed in service. A further indicator of the predictability of future revenues is the expected lease expirations of our portfolio. As a result, in addition to seeking to increase our average occupancy by leasing current vacant space, we also must concentrate our leasing efforts on renewing our existing leases prior to expiration. For more information regarding our lease expirations, see “Item 2. Properties - Lease Expirations.” Occupancy in our office portfolio increased from 91.2% at December 31, 2014 to 92.6% at December 31, 2015.

Whether or not our rental revenue tracks average occupancy proportionally depends upon whether GAAP rents under signed new and renewal leases are higher or lower than the GAAP rents under expiring leases. Annualized rental revenues from second generation leases expiring during any particular year are generally less than 15% of our total annual rental revenues. The following table sets forth information regarding second generation office leases signed during the fourth quarter of 2015 (we define second generation office leases as leases with new customers and renewals of existing customers in office space that has been previously occupied under our ownership and leases with respect to vacant space in acquired buildings):

	New	Renewal	All Office
Leased space (in rentable square feet)	237,493	809,940	1,047,433
Average term (in years - rentable square foot weighted)	6.7	7.0	6.9
Base rents (per rentable square foot) (1)	$26.49	$24.43	$24.90
Rent concessions (per rentable square foot) (1)	(0.96)	(0.52)	(0.62)
GAAP rents (per rentable square foot) (1)	$25.53	$23.91	$24.28
Tenant improvements (per rentable square foot) (1)	$4.05	$1.85	$2.35
Leasing commissions (per rentable square foot) (1)	$1.03	$0.76	$0.82
__________

(1)	Weighted average per rentable square foot on an annual basis over the lease term.

Compared to previous leases in the same office spaces, annual combined GAAP rents for new and renewal leases signed in the fourth quarter were $24.28 per rentable square foot, or 10.6% higher.

We strive to maintain a diverse, stable and creditworthy customer base. We have an internal guideline whereby customers that account for more than 3% of our revenues are periodically reviewed with the Company's Board of Directors. As of December 31, 2015, no customer accounted for more than 3% of our cash revenues other than the Federal Government, which accounted for less than 6% of our cash revenues on an annualized basis. See “Item 2. Properties - Customers.” Upon completion of the Bridgestone Americas development project in Nashville, which is scheduled for delivery in mid-to-late 2017, it is expected that Bridgestone Americas, Inc., the U.S. subsidiary of Bridgestone Corporation, will account for approximately 3% of our revenues based on annualized cash revenues for December 2015. See “Item 2. Properties - In-Process Development.”

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

Net Operating Income

Whether or not we record growing same property net operating income (“NOI”) depends upon our ability to garner higher rental revenues, whether from higher average occupancy, higher GAAP rents per rentable square foot or higher cost recovery income, that exceed any corresponding growth in operating expenses. Same property NOI from continuing operations was $19.5 million, or 5.9%, higher in 2015 as compared to 2014 due to an increase in same property revenues of $24.5 million offset by an increase of $5.0 million in same property expenses. We expect same property NOI to be higher in 2016 than 2015 as higher rental revenues, mostly from higher average occupancy and higher average GAAP rents per rentable square foot, are expected to more than offset a corresponding increase in same property operating expenses.

In addition to the effect of same property NOI, whether or not NOI from continuing operations increases depends upon whether the NOI from our acquired properties and development properties placed in service exceeds the NOI from sold properties. NOI from continuing operations was $38.7 million, or 11.1%, higher in 2015 as compared to 2014 due to the full year impact of acquisitions and development properties placed in service in 2014 and the partial year impact of acquisitions and development properties placed in service in 2015, offset by NOI lost from sold properties not classified as discontinued operations. We expect NOI from continuing operations to be higher in 2016 than 2015 due to our net investment activity in 2015 and higher same property revenues resulting mostly from an increase in average occupancy and higher average GAAP rents per rentable square foot.

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

Rental and other revenues are our principal source of funds to meet our short-term liquidity requirements. Other sources of funds for short-term liquidity needs include available working capital and borrowings under our existing revolving credit facility, which had $161.1 million of availability at January 29, 2016. Our short-term liquidity requirements primarily consist of operating expenses, interest and principal amortization on our debt, distributions and capital expenditures, including building improvement costs, tenant improvement costs and lease commissions. Building improvements are capital costs to maintain or enhance existing buildings not typically related to a specific customer. Tenant improvements are the costs required to customize space for the specific needs of customers. We anticipate that our available cash and cash equivalents and cash provided by operating activities, together with cash available from borrowings under our revolving credit facility, will be adequate to meet our short-term liquidity requirements. We use our revolving credit facility for working capital purposes and for the short-term funding of our development and acquisition activity and, in certain instances, the repayment of other debt. The continued ability to borrow under the revolving credit facility allows us to quickly capitalize on strategic opportunities at short-term interest rates.

Our long-term liquidity uses generally consist of the retirement or refinancing of debt upon maturity (including mortgage debt, our revolving credit facility, bridge facility, term loans and other unsecured debt), funding of existing and new building development and land infrastructure projects and funding acquisitions of buildings and development land. Additionally, we may, from time to time, retire some or all of our remaining outstanding Preferred Stock and/or unsecured debt securities through redemptions, open market repurchases, privately negotiated acquisitions or otherwise.

We expect to meet our long-term liquidity needs through a combination of:

•	cash flow from operating activities;

•	bank term loans and borrowings under our revolving credit facility;

•	the issuance of unsecured debt;

•	the issuance of secured debt;

•	the issuance of equity securities by the Company or the Operating Partnership; and

•	the disposition of non-core assets.

We generally expect to grow our company on a leverage-neutral basis. Before the decision to sell the Plaza assets, we have generally operated within a targeted leverage range of 40% to 45% as measured by the ratio of the undepreciated book value of our assets to our mortgages and notes payable and outstanding preferred stock. The Plaza assets, which are under contract to sell for $660.0 million, have an undepreciated book value of approximately $372 million. As of December 31, 2015, our leverage ratio was 44.9% using the undepreciated book value of the Plaza assets and 42.7% using the contracted sales price of the Plaza assets.

Assuming the sale of the Plaza assets had occurred as of December 31, 2015 and the net proceeds had been used as described under “Investment Activity,” our leverage would have been 38.3%. The sale of the Plaza assets is expected to close on March 1, 2016. Once the sale of the Plaza assets is completed, we believe it prudent and appropriate to adjust our targeted leverage range to reflect the impact of the significant difference between the undepreciated book value and contracted sales price of the Plaza assets. As a result, going forward, our plan will be to operate within a targeted leverage range of 38% to 43%.

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

Results of Operations

As noted previously, we entered into a series of definitive agreements, dated as of December 21, 2015, pursuant to which we intend to sell the Plaza assets for $660.0 million. The sales, which are subject to customary closing conditions, are scheduled to close on March 1, 2016. The buyer’s contractual due diligence investigation period ended on December 31, 2015. The buyer has posted earnest money deposits, held by a third party, totaling $25.0 million that are non-refundable and the buyer would be obligated to pay us an additional $25.0 million in the event of a default, except in limited circumstances. As a result of the foregoing, the Plaza assets and related liabilities were classified as held for sale at December 31, 2015 and 2014 and, accordingly, the revenues and expenses of the Plaza assets have been reclassified to income from discontinued operations in the presentation of our results of operations.

Comparison of 2015 to 2014

Rental and Other Revenues

Rental and other revenues were $48.8 million, or 8.8%, higher in 2015 as compared to 2014 primarily due to recent acquisitions, higher same property revenues and development properties placed in service, which increased rental and other revenues by $25.5 million, $24.5 million and $17.2 million, respectively. Same property rental and other revenues were higher primarily due to an increase in average occupancy to 92.3% in 2015 from 90.5% in 2014, higher average GAAP rents per rentable square foot and higher cost recovery income. These increases were partly offset by lost revenue of $18.0 million from property dispositions. We expect rental and other revenues to again be higher in 2016 as compared to 2015 due to the full year contribution of acquisitions closed and development properties placed in service in 2015 and higher same property revenues, partly offset by lost revenue from 2015 property dispositions.

Operating Expenses

Rental property and other expenses were $10.1 million, or 4.9%, higher in 2015 as compared to 2014 primarily due to recent acquisitions, higher same property operating expenses and development properties placed in service, which increased operating expenses by $9.6 million, $5.0 million and $3.4 million, respectively. Same property operating expenses were higher primarily due to higher property taxes, janitorial and other building-related services and repairs and maintenance, partly offset by lower property insurance and utilities. These increases were partly offset by a $6.7 million decrease in operating expenses from property dispositions. We expect rental property and other expenses to again be higher in 2016 as compared to 2015 due to the full year contribution of acquisitions closed and development properties placed in service in 2015 and higher same property operating expenses, partly offset by lower operating expenses due to 2015 property dispositions.

Depreciation and amortization was $21.3 million, or 11.8%, higher in 2015 as compared to 2014 primarily due to recent acquisitions and development properties placed in service, partly offset by property dispositions. We expect 2016 depreciation and amortization to increase over 2015 primarily due to the full year contribution of acquisitions closed and development properties placed in service in 2015, partly offset by lower depreciation and amortization due to 2015 property dispositions.

We recorded an impairment of real estate assets of $0.6 million in 2014 on a building in Greensboro, NC, which resulted from a change in the assumed timing of future disposition and leasing assumptions. We recorded no such impairment in 2015.

General and administrative expenses were $2.4 million, or 6.8%, higher in 2015 as compared to 2014 primarily due to higher company-wide base salaries and benefits, incentive compensation and acquisition costs. We expect 2016 general and administrative expenses to decrease over 2015 primarily due to lower incentive compensation and acquisition costs, partly offset by higher company-wide base salaries.

Interest Expense

Interest expense was $0.9 million, or 1.1%, higher in 2015 as compared to 2014 primarily due to higher average debt balances and financing obligation interest expense, partly offset by higher capitalized interest. We expect 2016 interest expense to decrease over 2015 primarily due to lower average interest rates and higher capitalized interest.

Other Income

Other income was $0.7 million, or 29.0%, lower in 2015 as compared to 2014 primarily due to the repayments of mortgages receivable in 2014 and 2015. We expect 2016 other income to continue to decrease over 2015 primarily due to the repayments of mortgages receivable in 2015.

Gains on Disposition of Property and Net Gains on Disposition of Discontinued Operations

With the adoption of the discontinued operations accounting standards update in the second quarter of 2014, gains on disposition of property are now generally included in continuing operations. Prior to adoption, such gains were generally classified as discontinued operations. Total gains were $33.3 million lower in 2015 as compared to 2014 due to the net effect of the disposition activity in such years. We expect to record a significant net gain on disposition of discontinued operations during the first quarter of 2016 in connection with the sale of the Plaza assets.

Gain on Disposition of Investment in Unconsolidated Affiliate

We recorded a gain on disposition of investment in unconsolidated affiliate of $4.2 million in 2015 due to the sale of our 20.0% interest in SF-HIW Harborview Plaza, LP ("Harborview") to our partner. We had no comparable transaction in 2014.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $3.3 million higher in 2015 as compared to 2014 primarily due to our share of gains recognized by certain of our unconsolidated affiliates in 2015, lower interest expense in 2015 and a net impairment of one of our previous investments in 2014. These increases were partly offset by less net operating income in our unconsolidated affiliates as a result of disposition activity. We expect 2016 equity in earnings of unconsolidated affiliates to decrease over 2015 primarily due to our share of gains recognized in 2015 and as a result of disposition activity by certain of our joint ventures.

Income From Discontinued Operations

Income from discontinued operations was $2.9 million, or 15.4%, lower in 2015 as compared to 2014 primarily due to lower termination fees in 2015 and anticipated severance costs required to be accrued in 2015 due to our intent to close our Kansas City division office upon the sale of the Plaza assets.

Earnings Per Common Share - Diluted

Diluted earnings per common share was $0.19, or 16.0%, lower in 2015 as compared to 2014 due to a decrease in net income for the reasons discussed above and an increase in the weighted average Common Shares outstanding.

Comparison of 2014 to 2013

Rental and Other Revenues

Rental and other revenues were $50.9 million, or 10.1%, higher in 2014 as compared to 2013 primarily due to 2013 and 2014 acquisitions and development properties placed in service and higher same property revenues, which increased rental and other revenues by $55.2 million and $4.8 million, respectively. Same property rental and other revenues were higher primarily due to higher average GAAP rents per rentable square foot and higher cost recovery income, partly offset by lower termination fees and a decrease in average occupancy to 90.7% in 2014 from 91.1% in 2013. These increases were partly offset by $6.6 million in lost revenue from property dispositions and the recognition of $1.1 million of deferred leasing commission income in 2013.

Operating Expenses

Rental property and other expenses were $21.7 million, or 11.8%, higher in 2014 as compared to 2013 primarily due to 2013 and 2014 acquisitions and development properties placed in service and higher same property operating expenses, which increased operating expenses by $19.5 million and $5.4 million, respectively. Same property operating expenses were higher primarily due to higher utilities and snow removal costs as a result of harsher than normal winter conditions and higher property taxes, partly offset by lower repairs and maintenance. These increases were partly offset by a $2.4 million decrease in operating expenses from property dispositions in 2014.

Depreciation and amortization was $17.7 million, or 10.9%, higher in 2014 as compared to 2013 primarily due to 2013 and 2014 acquisitions and development properties placed in service.

We recorded an impairment of real estate assets of $0.6 million in 2014 on a building in Greensboro, NC. Prior to the adoption of the discontinued operations accounting standards update in the second quarter of 2014, such comparable impairments were classified as discontinued operations in 2013. We recorded impairments of real estate assets of $1.1 million on seven buildings in Atlanta, GA and $1.1 million on four buildings in a single office park in Winston-Salem, NC in 2013. These impairments were due to a change in the assumed timing of future dispositions and leasing assumptions.

General and administrative expenses were $1.1 million, or 3.1%, lower in 2014 as compared to 2013 primarily due to lower acquisition costs, partly offset by higher company-wide base salaries, benefits and incentive compensation.

Interest Expense

Interest expense was $6.8 million, or 7.4%, lower in 2014 as compared to 2013 primarily due to lower average interest rates and higher capitalized interest, partly offset by higher average debt balances.

Other Income

Other income was $0.9 million, or 26.6%, lower in 2014 as compared to 2013 primarily due to the repayments in the first quarter of 2014 of $16.5 million of mortgages receivable, which consisted of seller financing provided in connection with 2010 disposition transactions

Gains on Disposition of Property and Net Gains on Disposition of Discontinued Operations

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

Income From Discontinued Operations

The revenues and expenses of the Plaza assets, which we plan to dispose of in March 2016, have been reclassified to income from discontinued operations in 2014 and 2013. Additionally, 2013 amounts include properties which qualified for discontinued operations treatment prior to adoption of the discontinued operations accounting standards update in the second quarter of 2014. Income from discontinued operations was $8.3 million, or 30.7%, lower in 2014 as compared to 2013 due to the net effect of the disposition activity in such years.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $0.4 million, or 19.3%, lower in 2014 as compared to 2013 primarily due to our share of a gain recognized by the Lofts at Weston, LLC joint venture in 2013, the acquisitions of certain joint venture interests and assets in the third quarter of 2013 and a net impairment of our previous investment in Board of Trade Investment Company in 2014. Partly offsetting this decrease is our share of impairments of real estate assets on certain buildings in our Highwoods DLF 98/29, LLC joint venture in 2013.

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

Liquidity and Capital Resources

Statements of Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in the Company’s cash flows ($ in thousands):

	Year Ended December 31,
	2015	2014	2013	2015-2014 Change	2014-2013 Change
Net Cash Provided By Operating Activities	$288,879	$266,911	$256,437	$21,968	$10,474
Net Cash Used In Investing Activities	(654,157)	(328,178)	(356,603)	(325,979)	28,425
Net Cash Provided By Financing Activities	361,482	59,915	96,567	301,567	(36,652)
Total Cash Flows	$(3,796)	$(1,352)	$(3,599)	$(2,444)	$2,247

Comparison of 2015 to 2014

The increase in net cash provided by operating activities in 2015 as compared to 2014 was primarily due to higher net cash from the operations of recent acquisitions and development properties placed in service in 2014 and 2015, partly offset by higher cash paid for operating expenses in 2015. We expect net cash related to operating activities to be higher in 2016 as compared to 2015 due to the full year impact of properties acquired in 2015 and higher cash flows from leases signed in 2015 and prior years as free rent periods expire, partly offset by the sale of the Plaza assets in 2016.

The increase in net cash used in investing activities in 2015 as compared to 2014 was primarily due to higher acquisition activity and lower net proceeds from disposition of real estate assets in 2015, partly offset by lower development activity and the repayment of an advance from an unconsolidated affiliate in 2015. We expect uses of cash for investing activities in 2016 to be primarily driven by our plans to acquire and commence development of office buildings in the BBDs of our markets. Additionally, as of December 31, 2015, we have $294 million left to fund of our previously-announced development activity. We expect these uses of cash for investing activities will be partly offset by the sale of the Plaza assets in 2016.

The increase in net cash provided by financing activities in 2015 as compared to 2014 was primarily due to higher net debt borrowings and higher proceeds from the issuance of Common Stock in 2015.

Comparison of 2014 to 2013

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

Capitalization

The following table sets forth the Company’s capitalization (in thousands, except per share amounts):

	December 31,
	2015	2014
		(as revised)
Mortgages and notes payable, at recorded book value	$2,499,614	$2,071,389
Financing obligation (in liabilities held for sale)	$7,402	$8,962
Preferred Stock, at liquidation value	$29,050	$29,060
Common Stock outstanding	96,092	92,907
Common Units outstanding (not owned by the Company)	2,900	2,937
Per share stock price at year end	$43.60	$44.28
Market value of Common Stock and Common Units	$4,316,051	$4,243,972
Total capitalization	$6,852,117	$6,353,383

At December 31, 2015, our mortgages and notes payable and outstanding preferred stock represented 36.9% of our total capitalization and 44.9% of the undepreciated book value of our assets. See also "Executive Summary - Liquidity and Capital Resources."

Our mortgages and notes payable as of December 31, 2015 consisted of $175.3 million of secured indebtedness with a weighted average interest rate of 5.13% and $2,324.3 million of unsecured indebtedness with a weighted average interest rate of 3.32%. The secured indebtedness was collateralized by real estate assets with an aggregate undepreciated book value of $314.2 million. As of December 31, 2015, $974.0 million of our debt does not bear interest at fixed rates or is not protected by interest rate hedge contracts. Approximately $430 million of variable rate debt will be paid off in connection with the sale of the Plaza assets.

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

Investment Activity

During the third quarter of 2015, we acquired:

•
a building in the central business district of Tampa, FL encompassing 528,000 rentable square feet for a net purchase price of $113.5 million and an adjacent land parcel for a purchase price of $2.2 million; and

•	two buildings in the Buckhead submarket of Atlanta, GA encompassing 896,000 rentable square feet for a net purchase price of $290.3 million.

During the second quarter of 2015, we acquired:

•	land in Atlanta, GA for a purchase price and related transaction costs of $5.2 million (including contingent consideration of $0.9 million); and

•
our Highwoods DLF 98/29, LLC joint venture partner’s 77.2% interest in a building in the central business district of Orlando, FL encompassing 168,000 rentable square feet in exchange for the assumption of secured debt recorded at fair value of $19.3 million (see "Financing Activity").

During 2015, we expensed $1.0 million of acquisition costs (included in general and administrative expenses) related to these acquisitions. The assets acquired and liabilities assumed were recorded at fair value as determined by management based on information available at the acquisition date and on current assumptions as to future operations. We have invested or intend to invest an additional $17.5 million in the aggregate of planned building improvements in the buildings acquired in 2015. As of the respective closing dates, based on the total anticipated investment of $440.6 million, the weighted average capitalization rate for the acquisitions of these buildings, which were 86.9% occupied on average as of the closing dates, is 6.0% using projected annual GAAP net operating income for the first 12 months of ownership. These forward-looking statements are subject to risks and uncertainties. See “Disclosure Regarding Forward-Looking Statements.”

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

We entered into an agreement, dated as of January 29, 2016, to sell a 32,000 square foot building for $4.7 million. The buyer, which currently leases 79% of the building, is a family business controlled by a director of the Company. The sale price exceeds the value set forth in an appraisal performed by a reputable commercial real estate services firm that has no relationship with the director or any of his affiliates. We expect to record a gain of approximately $1.0 million upon completion of the sale, which is expected to close in the second quarter of 2016.

On January 4, 2016, we announced our agreement to sell the Plaza assets for $660.0 million. The Plaza assets, which are currently 95% leased in the aggregate, consist of 18 properties encompassing 776,000 square feet of in-service retail space, 468,000 square feet of in-service office space and a 28,000 square foot redevelopment project. The parties have entered into a series of definitive agreements, dated as of December 21, 2015, relating to the sale of the Plaza assets. The sales, which are subject to customary closing conditions, are scheduled to close on March 1, 2016. The buyer’s contractual due diligence investigation period ended on December 31, 2015. The buyer has posted earnest money deposits, held by a third party, totaling $25.0 million that are non-refundable and the buyer would be obligated to pay us an additional $25.0 million in the event of a default, except in limited circumstances.

We intend to: (1) use $430.0 million of the expected net sale proceeds from the sale of the Plaza assets to repay debt incurred to acquire three buildings in the third quarter of 2015; and (2) hold $220.0 million of the expected net sale proceeds in escrow pending reinvestment in 1031 exchanges qualifying for tax-deferred treatment, repayment of additional debt and/or other general corporate purposes. We intend to close our Kansas City division office upon such sale. In the fourth quarter of 2015, we accrued $1.6 million of the total $2.6 million severance costs expected to be incurred in connection with the sale.

During the fourth quarter of 2015, we sold land for a sale price of $4.2 million and recorded a gain on disposition of property of $0.9 million, net of $0.5 million in taxes payable by our taxable REIT subsidiary.

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

Financing Activity

In 2014, we entered into separate sales agreements with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Robert W. Baird & Co. Incorporated, BB&T Capital Markets, a division of BB&T Securities, LLC, Capital One Securities, Inc., Comerica Securities, Inc., Jefferies LLC, Mitsubishi UFJ Securities (USA), Inc., Morgan Stanley & Co. LLC, Piper Jaffray & Co., RBC Capital Markets, LLC and Wells Fargo Securities, LLC. Under the terms of the sales agreements, the Company could offer and sell up to $250.0 million in aggregate gross sales price of shares of Common Stock from time to time through such firms, acting as agents of the Company or as principals. Sales of the shares, if any, may be made by means of ordinary brokers' transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices or as otherwise agreed with any of such firms. During 2015, the Company issued 2,922,905 shares of Common Stock at an average gross sales price of $43.39 per share and received net proceeds, after sales commissions, of $124.9 million. We paid an aggregate of $1.9 million in sales commissions to Wells Fargo Securities, LLC, Jefferies LLC, Capital One Securities, Inc., Robert W. Baird & Co. Incorporated, Mitsubishi UFJ Securities (USA), Inc. and Morgan Stanley & Co. LLC during 2015.

Our $475.0 million unsecured revolving credit facility is scheduled to mature in January 2018 and includes an accordion feature that allows for an additional $75.0 million of borrowing capacity subject to additional lender commitments. Assuming no defaults have occurred, we have an option to extend the maturity for two additional six-month periods. The interest rate at our current credit ratings is LIBOR plus 110 basis points and the annual facility fee is 20 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody's Investors Service or Standard & Poor's Ratings Services. There was $299.0 million and $313.7 million outstanding under our revolving credit facility at December 31, 2015 and January 29, 2016, respectively. At both December 31, 2015 and January 29, 2016, we had $0.2 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at December 31, 2015 and January 29, 2016 was $175.8 million and $161.1 million, respectively.

During the fourth quarter of 2015, we prepaid without penalty a secured mortgage loan with a fair market value of $5.9 million with an effective interest rate of 7.65% that was originally scheduled to mature in February 2016 and prepaid without penalty the remaining $106.0 million balance on a secured mortgage loan with an effective interest rate of 6.88% that was originally scheduled to mature in January 2016.

During the third quarter of 2015, we obtained a $350.0 million, six-month unsecured bridge facility. The bridge facility is originally scheduled to mature on March 28, 2016. Assuming no defaults have occurred, we have an option to extend the maturity for an additional six-month period. The interest rate on the bridge facility at our current credit ratings is LIBOR plus 110 basis points. The interest rate is based on the higher of the publicly announced ratings from Moody's Investors Service or Standard & Poor's Ratings Services. The financial and other covenants under the bridge facility are similar to our revolving credit facility. The purpose of the bridge facility is for the short-term funding of our third quarter acquisition activity and other general corporate purposes. There was $350.0 million outstanding under our bridge facility at December 31, 2015. We expect to repay all amounts outstanding under the bridge facility on or about March 1, 2016 in connection with the sale of the Plaza assets.

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

As of December 31, 2015, the Operating Partnership had the following unsecured notes outstanding ($ in thousands):

	Face Amount	Carrying Amount	Stated Interest Rate	Effective Interest Rate
Notes due March 2017	$379,685	$379,544	5.850%	5.880%
Notes due April 2018	$200,000	$200,000	7.500%	7.500%
Notes due June 2021	$300,000	$297,639	3.200%	3.363%
Notes due January 2023	$250,000	$248,150	3.625%	3.752%

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

Contractual Obligations

The following table sets forth a summary regarding our known contractual obligations, including required interest payments for those items that are interest bearing, at December 31, 2015 ($ in thousands):

		Amounts due during the years ending December 31,
	Total	2016	2017	2018	2019	2020	Thereafter
Mortgages and Notes Payable:
Principal payments (1)	$2,502,023	$395,817	$507,206	$499,000	$200,000	$350,000	$550,000
Interest payments	246,055	80,874	59,219	34,039	26,768	22,226	22,929
Financing Obligation:
Tax increment financing bond (2)	7,402	1,669	1,785	1,908	2,040	—	—
Interest on financing obligation	1,326	513	397	274	142	—	—
Capitalized Lease Obligations	117	63	43	11	—	—	—
Purchase Obligations:
Lease and contractual commitments and contingent consideration (3)	340,022	237,436	96,489	34	1,301	3,406	1,356
Operating Lease Obligations:
Operating ground leases	124,679	3,033	3,067	3,103	3,140	3,179	109,157
Total	$3,221,624	$719,405	$668,206	$538,369	$233,391	$378,811	$683,442
__________

(1)	Excludes amortization of premiums, discounts and/or purchase accounting adjustments.

(2)	Recorded on our Consolidated Balance Sheets in liabilities held for sale. See Note 16.

(3)
Amount represents commitments under signed leases and contracts for operating properties, excluding tenant-funded tenant improvements, and contracts for development/redevelopment projects. This includes $188.9 million of contractual commitments related to our in-process development activity. For a description of our development activity, see "Item 2. Properties - In-Process Development." The timing of these lease and contractual commitments may fluctuate.

The interest payments due on mortgages and notes payable are based on the stated rates for the fixed rate debt and on the rates in effect at December 31, 2015 for the variable rate debt. The weighted average interest rate on our fixed (including debt with a variable rate that is effectively fixed by related interest rate swaps) and variable rate debt was 4.71% and 1.46%, respectively, at December 31, 2015. For additional information about our mortgages and notes payable, see Note 6 to our Consolidated Financial Statements. For additional information about our financing obligation, see Note 8 to our Consolidated Financial Statements. For additional information about purchase obligations and operating lease obligations, see Note 9 to our Consolidated Financial Statements.

Off Balance Sheet Arrangements

We generally account for our investments in less than majority owned joint ventures, partnerships and limited liability companies using the equity method. As a result, these joint ventures are not included in our Consolidated Financial Statements, other than as investments in unconsolidated affiliates and equity in earnings of unconsolidated affiliates.

At December 31, 2015, our unconsolidated joint ventures had $217.4 million of total assets and $148.1 million of total liabilities. Our weighted average equity interest based on the total assets of these unconsolidated joint ventures was 33.0%. During 2015, our unconsolidated joint ventures had $24.1 million of aggregate net income. For additional information about our unconsolidated joint venture activity, see Note 4 to our Consolidated Financial Statements.

At December 31, 2015, our unconsolidated joint ventures had $141.6 million of outstanding mortgage debt. The following table sets forth the scheduled maturities of the Company’s $49.2 million proportionate share of the outstanding debt of its unconsolidated joint ventures at December 31, 2015 ($ in thousands):

2016	$4,407
2017	20,817
2018	19,580
2019	563
2020	562
Thereafter	3,313
$49,242

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

See "Investment Activity" for a description of our acquisition of a building in Orlando, FL from Highwoods DLF 98/29, LLC during the second quarter of 2015. The joint venture recorded a gain on disposition of property of $13.7 million. Our share of $3.1 million was recorded as a reduction to real estate assets.

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

Financing Arrangements

- Harborview

We had a 20.0% interest in Harborview, which had been accounted for as a financing obligation since our partner had the right to put its 80.0% equity interest back to us any time prior to September 11, 2015. During 2012, we also provided a three-year $20.8 million interest-only secured loan to Harborview that was scheduled to mature in September 2015.

During the second quarter of 2015, as a result of our partner’s irrevocable exercise of a buy-sell provision in our Harborview joint venture agreement, our partner’s right to put its 80.0% equity interest back to us became no longer exercisable, which resulted in recording the original contribution transaction as a partial sale. As a result, we were required to begin accounting for Harborview using the equity method of accounting. See Note 1 to our Consolidated Financial Statements.

During the third quarter of 2015, we sold our 20.0% interest in Harborview. See "Off Balance Sheet Arrangements."

- Tax Increment Financing Bond

In connection with tax increment financing for a parking garage we constructed in 1999, we are obligated to pay fixed special assessments over a 20-year period ending in 2019. The net present value of these assessments, discounted at the 6.93% interest rate on the underlying tax increment financing, is recorded as a financing obligation and is classified in liabilities held for sale on our Consolidated Balance Sheets. We receive special tax revenues and property tax rebates recorded in interest and other income, which are intended, but not guaranteed, to provide funds to pay the special assessments. We acquired the related tax increment financing bond in a privately negotiated transaction in 2007. Under the definitive agreements, dated as of December 21, 2015, relating to the sale of the Plaza assets, this tax increment financing bond will be assigned to the buyer of the Plaza assets as of the closing date at the agreed upon value of the principal amount and accrued interest, if any, then outstanding. Such value is included as part of the $660.0 million purchase price for the Plaza assets. For additional information about this tax increment financing bond, see Notes 8 and 11 to our Consolidated Financial Statements.

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

Real estate and other assets are classified as long-lived assets held for use or as long-lived assets held for sale. Real estate is classified as held for sale when the sale of the asset is probable, has been duly approved by the Company, a legally enforceable contract has been executed and the buyer's due diligence period, if any, has expired.

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

The following table sets forth the Company's FFO, FFO available for common stockholders and FFO available for common stockholders per share ($ in thousands, except per share amounts):

	Year Ended December 31,
	2015	2014	2013
Funds from operations:
Net income	$101,260	$115,972	$131,097
Net (income) attributable to noncontrolling interests in consolidated affiliates	(1,264)	(1,466)	(949)
Depreciation and amortization of real estate assets	199,449	178,041	160,716
Impairments of depreciable properties	—	588	—
(Gains) on disposition of depreciable properties	(9,147)	(37,802)	—
(Gain) on disposition of investment in unconsolidated affiliate	(4,155)	—	—
(Gain) on acquisition of controlling interest in unconsolidated affiliate	—	—	(7,451)
Unconsolidated affiliates:
Depreciation and amortization of real estate assets	3,203	3,914	6,796
Impairments of depreciable properties	—	—	4,507
Impairment of investment in unconsolidated affiliate	—	1,353	—
(Gains) on disposition of depreciable properties	(946)	(1,194)	(431)
Discontinued operations:
Depreciation and amortization of real estate assets	13,820	15,224	19,720
Impairments of depreciable properties	—	—	2,194
(Gains) on disposition of depreciable properties	—	(384)	(63,792)
Funds from operations	302,220	274,246	252,407
Dividends on Preferred Stock	(2,506)	(2,507)	(2,508)
Funds from operations available for common stockholders	$299,714	$271,739	$249,899
Funds from operations available for common stockholders per share	$3.08	$2.90	$2.81
Weighted average shares outstanding (1)	97,406	93,800	88,836
__________

(1)	Includes assumed conversion of all potentially dilutive Common Stock equivalents.

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

As of December 31, 2015, our same property portfolio consisted of 221 in-service properties encompassing 26.2 million rentable square feet that were wholly owned during the entirety of the periods presented (from January 1, 2014 to December 31, 2015). As of December 31, 2014, our same property portfolio consisted of 223 in-service properties encompassing 24.2 million rentable square feet that were wholly owned during the entirety of the periods presented (from January 1, 2013 to December 31, 2014). The change in our same property portfolio was due to the addition of 11 properties encompassing 3.2 million rentable square feet acquired during 2013 and three newly developed properties encompassing 0.2 million rentable square feet placed in service during 2013. These additions were offset by the removal of 16 properties encompassing 1.4 million rentable square feet that were sold or classified as discontinued operations during 2015, including the Plaza assets.

Rental and other revenues related to properties not in our same property portfolio were $57.0 million and $32.7 million for the years ended December 31, 2015 and 2014, respectively. Rental property and other expenses related to properties not in our same property portfolio were $18.4 million and $13.4 million for the years ended December 31, 2015 and 2014, respectively.

The following table sets forth the Company’s NOI and same property NOI:

	Year Ended December 31,
	2015	2014
Income from continuing operations before disposition of investment properties and activity in unconsolidated affiliates	$64,844	$50,808
Other income	(1,726)	(2,431)
Interest expense	86,052	85,127
General and administrative expenses	37,642	35,258
Impairments of real estate assets	—	588
Depreciation and amortization	201,918	180,637
Net operating income from continuing operations	388,730	349,987
Less – non same property and other net operating income	(38,560)	(19,282)
Same property net operating income from continuing operations	350,170	330,705
Net operating income from the Plaza assets	30,046	31,260
Same property net operating income	$380,216	$361,965

Same property net operating income from continuing operations	$350,170	$330,705
Less – straight-line rent and lease termination fees	(15,513)	(19,806)
Same property cash net operating income from continuing operations	334,657	310,899
Net operating income from the Plaza assets	30,046	31,260
Less – straight line rent and lease termination fees from the Plaza assets	(616)	(868)
Same property cash net operating income	$364,087	$341,291

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

At December 31, 2015, we had $1,300.6 million principal amount of fixed rate debt outstanding (not including debt with a variable rate that is effectively fixed by related interest rate swaps). The estimated aggregate fair market value of this debt was $1,328.9 million. If interest rates had been 100 basis points higher, the aggregate fair market value of our fixed rate debt would have been $42.4 million lower. If interest rates had been 100 basis points lower, the aggregate fair market value of our fixed rate debt would have been $44.7 million higher.

At December 31, 2015, we had $974.0 million of variable rate debt outstanding not protected by interest rate hedge contracts. If the weighted average interest rate on this variable rate debt had been 100 basis points higher, the annual interest expense would increase $9.7 million. If the weighted average interest rate on this variable rate debt had been 100 basis points lower, the annual interest expense would decrease $9.7 million. We expect to repay $350.0 million of variable rate debt outstanding under our bridge facility and $80.0 million of variable rate debt outstanding under our revolving credit facility on or about March 1, 2016 in connection with the sale of the Plaza assets.

At December 31, 2015, we had $225.0 million of variable rate LIBOR-based debt outstanding with $225.0 million of related floating-to-fixed interest rate swaps. These swaps effectively fix the underlying LIBOR rate of the debt at 1.678%. If LIBOR interest rates increase or decrease by 100 basis points, the aggregate fair market value of the swaps at December 31, 2015 would increase by $3.5 million or decrease by $9.6 million, respectively. We are exposed to certain losses in the event of nonperformance by the counterparties, which are major financial institutions, under the swaps. We regularly evaluate the financial condition of our counterparties using publicly available information. Based on this review, we currently expect the counterparties to perform fully under the swaps. However, if a counterparty defaults on its obligations under a swap, we could be required to pay the full rates on the applicable debt, even if such rates were in excess of the rate in the contract.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See page 54 for Index to Consolidated Financial Statements of Highwoods Properties, Inc. and Highwoods Realty Limited Partnership.

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

Under the supervision of the Company's CEO and CFO, we conducted an evaluation of the effectiveness of the Company's internal control over financial reporting at December 31, 2015 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have concluded that, at December 31, 2015, the Company's internal control over financial reporting was effective. Deloitte & Touche LLP, our independent registered public accounting firm, has issued their attestation report, which is included below, on the effectiveness of the Company's internal control over financial reporting at December 31, 2015.

Management's Annual Report on the Operating Partnership's Internal Control Over Financial Reporting

The Operating Partnership is also required to establish and maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Under the supervision of the Company's CEO and CFO, we conducted an evaluation of the effectiveness of the Operating Partnership's internal control over financial reporting at December 31, 2015 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have concluded that, at December 31, 2015, the Operating Partnership's internal control over financial reporting was effective. SEC rules do not require us to obtain an attestation report of Deloitte & Touche LLP on the effectiveness of the Operating Partnership's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Highwoods Properties, Inc.
Raleigh, North Carolina

We have audited the internal control over financial reporting of Highwoods Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on the Company’s Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2015 of the Company and our report dated February 9, 2016 expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph regarding the Company’s adoption of the accounting standard update for reporting discontinued operations.

/s/ Deloitte & Touche LLP

Raleigh, North Carolina
February 9, 2016

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2015 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were also no changes in the Operating Partnership’s internal control over financial reporting during the fourth quarter of 2015 that materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about the Company’s executive officers and directors and the code of ethics that applies to the Company’s chief executive officer and senior financial officers, which is posted on our website, is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 11, 2016. See Item X in Part I of this Annual Report for biographical information regarding the Company’s executive officers. The Company is the sole general partner of the Operating Partnership.

ITEM 11. EXECUTIVE COMPENSATION

Information about the compensation of the Company’s directors and executive officers is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 11, 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about the beneficial ownership of Common Stock and the Company’s equity compensation plans is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 11, 2016.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information about certain relationships and related transactions and the independence of the Company’s directors is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 11, 2016.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information about fees paid to and services provided by our independent registered public accounting firm is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 11, 2016.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Reference is made to the Index to Consolidated Financial Statements on page 54 for a list of the Consolidated Financial Statements of Highwoods Properties, Inc. and Highwoods Realty Limited Partnership included in this report.

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

10.3	*	2015 Long-Term Equity Incentive Plan (filed as part of the Company’s Current Report on Form 8-K dated May 13, 2015)
10.4		Form of warrants to purchase Common Stock of the Company (filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997)
10.5	*	Highwoods Properties, Inc. Retirement Plan, effective as of March 1, 2006 (filed as part of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)
10.6	*
Amended and Restated Executive Supplemental Employment Agreement, dated as of February 12, 2013, between the Company and Edward J. Fritsch (filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 2012)

10.7	*
Executive Supplemental Employment Agreement, dated as of September 1, 2015 between the Company and Theodore J. Klinck (filed as part of the Company’s Current Report on Form 8-K dated September 1, 2015)

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

10.15		First Amendment to Amended and Restated Seven-Year Term Loan Agreement (filed as part of the Company’s Current Report on Form 8-K dated June 11, 2015)
10.16
Term Loan Agreement, dated as of September 28, 2015, by and among the Company, the Operating Partnership, Bank of America, N.A., as Administrative Agent, and Wells Fargo Bank, National Association and PNC Bank, National Association (filed as part of the Company’s Current Report on Form 8-K dated September 28, 2015)

10.17
Form of Agreement for Purchase and Sale of Real Estate, dated as of December 21,2015, by and between Highwoods Realty Limited Partnership, Highwoods Services, Inc., Country Club Plaza KC Partners LLC, The Macerich Partnership, L.P. and The Taubman Realty Group Limited Partnership

10.18		Agreement for Purchase and Sale of Real Estate and Related Property, dated as of January 29, 2016, by and between Highwoods Realty Limited Partnership and SJ Company I LLC
12.1		Statement re: Computation of Ratios of the Company
12.2		Statement re: Computation of Ratios of the Operating Partnership
21		Schedule of Subsidiaries
23.1		Consent of Deloitte & Touche LLP for the Company
23.2		Consent of Deloitte & Touche LLP for the Operating Partnership
31.1		Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Company
31.2		Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Company
31.3		Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Operating Partnership
31.4		Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Operating Partnership
32.1		Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Company
32.2		Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Company
32.3		Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Operating Partnership
32.4		Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Operating Partnership
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Extension Labels Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
__________

* Represents management contract or compensatory plan.

__________

All other schedules are omitted because they are not applicable or because the required information is included in our Consolidated Financial Statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Highwoods Properties, Inc.
Raleigh, North Carolina

We have audited the accompanying consolidated balance sheets of Highwoods Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules listed in the Index at Item15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Highwoods Properties, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for and disclosure of discontinued operations beginning April 1, 2014 due to the adoption of the Financial Accounting Standards Board accounting standard update on reporting discontinued operations and disclosures of disposals of components of an entity.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 9, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Raleigh, North Carolina
February 9, 2016

HIGHWOODS PROPERTIES, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2015	2014
		(as revised)
Assets:
Real estate assets, at cost:
Land	$443,705	$367,895
Buildings and tenant improvements	4,063,328	3,493,992
Development in-process	194,050	201,409
Land held for development	68,244	78,266
	4,769,327	4,141,562
Less-accumulated depreciation	(1,007,104)	(893,517)
Net real estate assets	3,762,223	3,248,045
Real estate and other assets, net, held for sale	240,948	236,815
Cash and cash equivalents	5,036	8,832
Restricted cash	16,769	14,595
Accounts receivable, net of allowance of $928 and $1,314, respectively	29,077	48,557
Mortgages and notes receivable, net of allowance of $287 and $275, respectively	2,096	13,116
Accrued straight-line rents receivable, net of allowance of $257 and $316, respectively	150,392	130,394
Investments in and advances to unconsolidated affiliates	20,676	50,685
Deferred financing and leasing costs, net of accumulated amortization of $123,723 and $108,122, respectively	241,663	222,448
Prepaid expenses and other assets, net of accumulated amortization of $15,648 and $13,887, respectively	24,552	25,636
Total Assets	$4,493,432	$3,999,123
Liabilities, Noncontrolling Interests in the Operating Partnership and Equity:
Mortgages and notes payable	$2,499,614	$2,071,389
Accounts payable, accrued expenses and other liabilities	233,988	231,482
Liabilities held for sale	14,119	15,113
Total Liabilities	2,747,721	2,317,984
Commitments and contingencies
Noncontrolling interests in the Operating Partnership	126,429	130,048
Equity:
Preferred Stock, $.01 par value, 50,000,000 authorized shares;
8.625% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 29,050 and 29,060 shares issued and outstanding, respectively	29,050	29,060
Common Stock, $.01 par value, 200,000,000 authorized shares;
96,091,932 and 92,907,310 shares issued and outstanding, respectively	961	929
Additional paid-in capital	2,598,242	2,464,275
Distributions in excess of net income available for common stockholders	(1,023,135)	(957,370)
Accumulated other comprehensive loss	(3,811)	(3,912)
Total Stockholders’ Equity	1,601,307	1,532,982
Noncontrolling interests in consolidated affiliates	17,975	18,109
Total Equity	1,619,282	1,551,091
Total Liabilities, Noncontrolling Interests in the Operating Partnership and Equity	$4,493,432	$3,999,123
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Income
(in thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Rental and other revenues	$604,671	$555,871	$505,008
Operating expenses:
Rental property and other expenses	215,941	205,884	184,187
Depreciation and amortization	201,918	180,637	162,937
Impairments of real estate assets	—	588	—
General and administrative	37,642	35,258	36,381
Total operating expenses	455,501	422,367	383,505
Interest expense:
Contractual	82,245	82,287	88,838
Amortization of deferred financing costs	3,645	3,082	3,802
Financing obligation	162	(242)	(754)
	86,052	85,127	91,886
Other income:
Interest and other income	1,969	2,739	3,511
Losses on debt extinguishment	(243)	(308)	(199)
	1,726	2,431	3,312
Income from continuing operations before disposition of investment properties and activity in unconsolidated affiliates	64,844	50,808	32,929
Gains/(losses) on disposition of property	11,444	44,352	(3)
Gain on disposition of investment in unconsolidated affiliate	4,155	—	—
Gain on acquisition of controlling interest in unconsolidated affiliate	—	—	7,451
Equity in earnings of unconsolidated affiliates	5,078	1,827	2,264
Income from continuing operations	85,521	96,987	42,641
Discontinued operations:
Income from discontinued operations	15,739	18,601	26,858
Impairments of real estate assets	—	—	(2,194)
Net gains on disposition of discontinued operations	—	384	63,792
	15,739	18,985	88,456
Net income	101,260	115,972	131,097
Net (income) attributable to noncontrolling interests in the Operating Partnership	(2,918)	(3,542)	(4,691)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(1,264)	(1,466)	(949)
Dividends on Preferred Stock	(2,506)	(2,507)	(2,508)
Net income available for common stockholders	$94,572	$108,457	$122,949
Earnings per Common Share – basic:
Income from continuing operations available for common stockholders	$0.84	$1.00	$0.44
Income from discontinued operations available for common stockholders	0.16	0.20	1.00
Net income available for common stockholders	$1.00	$1.20	$1.44
Weighted average Common Shares outstanding – basic	94,404	90,743	85,335
Earnings per Common Share – diluted:
Income from continuing operations available for common stockholders	$0.84	$0.99	$0.44
Income from discontinued operations available for common stockholders	0.16	0.20	1.00
Net income available for common stockholders	$1.00	$1.19	$1.44
Weighted average Common Shares outstanding – diluted	97,406	93,800	88,836
Net income available for common stockholders:
Income from continuing operations available for common stockholders	$79,308	$90,069	$37,890
Income from discontinued operations available for common stockholders	15,264	18,388	85,059
Net income available for common stockholders	$94,572	$108,457	$122,949
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Comprehensive income:
Net income	$101,260	$115,972	$131,097
Other comprehensive income/(loss):
Unrealized gains on tax increment financing bond	445	584	869
Unrealized gains/(losses) on cash flow hedges	(4,040)	(5,662)	5,778
Amortization of cash flow hedges	3,696	3,777	3,370
Total other comprehensive income/(loss)	101	(1,301)	10,017
Total comprehensive income	101,361	114,671	141,114
Less-comprehensive (income) attributable to noncontrolling interests	(4,182)	(5,008)	(5,640)
Comprehensive income attributable to common stockholders	$97,179	$109,663	$135,474
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Equity
(in thousands, except share amounts)

	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
							(as revised)	(as revised)
Balance at December 31, 2012	80,311,437	$803	$29,077	$2,040,306	$(12,628)	$4,753	$(888,647)	$1,173,664
Issuances of Common Stock, net of issuance costs and tax withholdings	8,670,517	87	—	305,759	—	—	—	305,846
Conversions of Common Units to Common Stock	789,144	—	—	28,788	—	—	—	28,788
Dividends on Common Stock	—	—	—	—	—	—	(145,964)	(145,964)
Dividends on Preferred Stock	—	—	—	—	—	—	(2,508)	(2,508)
Adjustment of noncontrolling interests in the Operating Partnership to fair value	—	—	—	(11,375)	—	—	—	(11,375)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	—	(546)	—	(546)
Contributions from noncontrolling interests in consolidated affiliates	—	—	—	—	—	16,240	—	16,240
Issuances of restricted stock	151,630	—	—	—	—	—	—	—
Share-based compensation expense, net of forfeitures	(1,813)	9	—	6,890	—	—	—	6,899
Net (income) attributable to noncontrolling interests in the Operating Partnership	—	—	—	—	—	—	(4,691)	(4,691)
Net (income) attributable to noncontrolling interests in consolidated affiliates	—	—	—	—	—	949	(949)	—
Comprehensive income:
Net income	—	—	—	—	—	—	131,097	131,097
Other comprehensive income	—	—	—	—	10,017	—	—	10,017
Total comprehensive income								141,114
Balance at December 31, 2013	89,920,915	899	29,077	2,370,368	(2,611)	21,396	(911,662)	1,507,467
Issuances of Common Stock, net of issuance costs and tax withholdings	2,812,477	28	—	112,596	—	—	—	112,624
Conversions of Common Units to Common Stock	4,417	—	—	162	—	—	—	162
Dividends on Common Stock	—	—	—	—	—	—	(154,165)	(154,165)
Dividends on Preferred Stock	—	—	—	—	—	—	(2,507)	(2,507)
Adjustment of noncontrolling interests in the Operating Partnership to fair value	—	—	—	(25,275)	—	—	—	(25,275)
Acquisition of noncontrolling interest in consolidated affiliate	—	—	—	(513)	—	(3,613)	—	(4,126)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	—	(1,140)	—	(1,140)
Issuances of restricted stock	169,501	—	—	—	—	—	—	—
Redemptions/repurchases of Preferred Stock	—	—	(17)	—	—	—	—	(17)
Share-based compensation expense, net of forfeitures	—	2		6,937	—	—	—	6,939
Net (income) attributable to noncontrolling interests in the Operating Partnership	—	—	—	—	—	—	(3,542)	(3,542)
Net (income) attributable to noncontrolling interests in consolidated affiliates	—	—	—	—	—	1,466	(1,466)	—
Comprehensive income:
Net income	—	—	—	—	—	—	115,972	115,972
Other comprehensive loss	—	—	—	—	(1,301)	—	—	(1,301)
Total comprehensive income								114,671
Balance at December 31, 2014	92,907,310	$929	$29,060	$2,464,275	$(3,912)	$18,109	$(957,370)	$1,551,091

HIGHWOODS PROPERTIES, INC. Consolidated Statements of Equity - Continued (in thousands, except share amounts)

	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
							(as revised)	(as revised)
Balance at December 31, 2014	92,907,310	$929	$29,060	$2,464,275	$(3,912)	$18,109	$(957,370)	$1,551,091
Issuances of Common Stock, net of issuance costs and tax withholdings	3,023,710	30	—	125,507	—	—	—	125,537
Conversions of Common Units to Common Stock	37,203	—	—	1,645	—	—	—	1,645
Dividends on Common Stock	—	—	—	—	—	—	(160,337)	(160,337)
Dividends on Preferred Stock	—	—	—	—	—	—	(2,506)	(2,506)
Adjustment of noncontrolling interests in the Operating Partnership to fair value	—	—	—	(67)	—	—	—	(67)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	—	(1,398)	—	(1,398)
Issuances of restricted stock	128,951	—	—	—	—	—	—	—
Redemptions/repurchases of Preferred Stock	—	—	(10)	—	—	—	—	(10)
Share-based compensation expense, net of forfeitures	(5,242)	2		6,882	—	—	—	6,884
Net (income) attributable to noncontrolling interests in the Operating Partnership	—	—	—	—	—	—	(2,918)	(2,918)
Net (income) attributable to noncontrolling interests in consolidated affiliates	—	—	—	—	—	1,264	(1,264)	—
Comprehensive income:
Net income	—	—	—	—	—	—	101,260	101,260
Other comprehensive income	—	—	—	—	101	—	—	101
Total comprehensive income								101,361
Balance at December 31, 2015	96,091,932	$961	$29,050	$2,598,242	$(3,811)	$17,975	$(1,023,135)	$1,619,282
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Operating activities:
Net income	$101,260	$115,972	$131,097
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	215,957	196,023	182,710
Amortization of lease incentives and acquisition-related intangible assets and liabilities	86	442	345
Share-based compensation expense	6,884	6,939	6,899
Allowance for losses on accounts and accrued straight-line rents receivable	2,103	2,182	1,516
Accrued interest on mortgages and notes receivable	(357)	(477)	(485)
Amortization of deferred financing costs	3,645	3,082	3,802
Amortization of cash flow hedges	3,696	3,777	3,370
Amortization of mortgages and notes payable fair value adjustments	(58)	(788)	(1,825)
Impairments of real estate assets	—	588	2,194
Losses on debt extinguishment	243	308	199
Net gains on disposition of property	(11,444)	(44,736)	(63,789)
Gain on disposition of investment in unconsolidated affiliate	(4,155)	—	—
Gain on acquisition of controlling interest in unconsolidated affiliate	—	—	(7,451)
Equity in earnings of unconsolidated affiliates	(5,078)	(1,827)	(2,264)
Changes in financing obligation	162	(241)	(753)
Distributions of earnings from unconsolidated affiliates	4,901	2,687	3,985
Changes in operating assets and liabilities:
Accounts receivable	1,415	(3,114)	(920)
Prepaid expenses and other assets	1,266	(615)	684
Accrued straight-line rents receivable	(22,756)	(21,685)	(18,253)
Accounts payable, accrued expenses and other liabilities	(8,891)	8,394	15,376
Net cash provided by operating activities	288,879	266,911	256,437
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	(408,634)	(163,641)	(418,796)
Investments in development in-process	(136,664)	(183,873)	(34,474)
Investments in tenant improvements and deferred leasing costs	(115,503)	(113,747)	(103,243)
Investments in building improvements	(55,881)	(50,033)	(53,189)
Investment in acquired noncontrolling interest in consolidated affiliate	—	(4,126)	—
Investment in acquired controlling interest in unconsolidated affiliate	—	—	(32,818)
Net proceeds from disposition of real estate assets	26,748	172,442	254,022
Net proceeds from disposition of investment in unconsolidated affiliate	6,919	—	—
Distributions of capital from unconsolidated affiliates	10,401	3,806	27,486
Investments in mortgages and notes receivable	(1,772)	(864)	(902)
Repayments of mortgages and notes receivable	9,381	17,239	405
Investments in and advances to unconsolidated affiliates	(659)	(6,489)	(429)
Repayments from unconsolidated affiliates	20,800	—	—
Redemption of investment in unconsolidated affiliate	—	4,660	—
Changes in restricted cash and other investing activities	(9,293)	(3,552)	5,335
Net cash used in investing activities	$(654,157)	$(328,178)	$(356,603)

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows – Continued
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Financing activities:
Dividends on Common Stock	$(160,337)	$(154,165)	$(145,964)
Redemptions/repurchases of Preferred Stock	(10)	(17)	—
Redemptions of Common Units	—	(93)	—
Dividends on Preferred Stock	(2,506)	(2,507)	(2,508)
Distributions to noncontrolling interests in the Operating Partnership	(4,959)	(4,994)	(5,667)
Distributions to noncontrolling interests in consolidated affiliates	(1,398)	(1,140)	(546)
Proceeds from the issuance of Common Stock	131,341	117,716	316,081
Costs paid for the issuance of Common Stock	(2,040)	(1,586)	(7,678)
Repurchase of shares related to tax withholdings	(3,764)	(3,506)	(2,557)
Borrowings on revolving credit facility	476,300	506,900	837,000
Repayments of revolving credit facility	(386,300)	(513,600)	(644,300)
Borrowings on mortgages and notes payable	475,000	296,949	—
Repayments of mortgages and notes payable	(156,120)	(174,302)	(259,202)
Payments on financing obligation	(1,722)	(2,904)	(1,941)
Payments of debt extinguishment costs	—	(369)	—
Contributions from noncontrolling interests in consolidated affiliates	—	—	16,240
Changes in deferred financing costs and other financing activities	(2,003)	(2,467)	(2,391)
Net cash provided by financing activities	361,482	59,915	96,567
Net decrease in cash and cash equivalents	(3,796)	(1,352)	(3,599)
Cash and cash equivalents at beginning of the period	8,832	10,184	13,783
Cash and cash equivalents at end of the period	$5,036	$8,832	$10,184

Supplemental disclosure of cash flow information:

	Year Ended December 31,
	2015	2014	2013
Cash paid for interest, net of amounts capitalized	$82,242	$83,086	$85,919

Supplemental disclosure of non-cash investing and financing activities:

	Year Ended December 31,
	2015	2014	2013
Unrealized gains/(losses) on cash flow hedges	$(4,040)	$(5,662)	$5,778
Conversions of Common Units to Common Stock	1,645	162	28,788
Changes in accrued capital expenditures	2,547	5,283	18,384
Write-off of fully depreciated real estate assets	48,698	42,633	31,008
Write-off of fully amortized deferred financing and leasing costs	38,264	25,286	27,347
Adjustment of noncontrolling interests in the Operating Partnership to fair value	67	25,275	11,375
Unrealized gains on tax increment financing bond	445	584	869
Assumption of mortgages and notes payable related to acquisition activities	19,277	—	165,515
Contingent consideration in connection with the acquisition of land	900	3,300	—
Option deposit applied upon acquisition of real estate assets	—	—	5,000
See accompanying notes to consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of the General Partner of
Highwoods Realty Limited Partnership
Raleigh, North Carolina

We have audited the accompanying consolidated balance sheets of Highwoods Realty Limited Partnership and subsidiaries (the “Operating Partnership”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, capital, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Operating Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Highwoods Realty Limited Partnership and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Operating Partnership changed its method of accounting for and disclosure of discontinued operations beginning April 1, 2014 due to the adoption of the Financial Accounting Standards Board accounting standard update on reporting discontinued operations and disclosures of disposals of components of an entity.

/s/ Deloitte & Touche LLP

Raleigh, North Carolina
February 9, 2016

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Balance Sheets
(in thousands, except unit and per unit data)

	December 31,
	2015	2014
		(as revised)
Assets:
Real estate assets, at cost:
Land	$443,705	$367,895
Buildings and tenant improvements	4,063,328	3,493,992
Development in-process	194,050	201,409
Land held for development	68,244	78,266
	4,769,327	4,141,562
Less-accumulated depreciation	(1,007,104)	(893,517)
Net real estate assets	3,762,223	3,248,045
Real estate and other assets, net, held for sale	240,948	236,815
Cash and cash equivalents	5,036	8,938
Restricted cash	16,769	14,595
Accounts receivable, net of allowance of $928 and $1,314, respectively	29,077	48,557
Mortgages and notes receivable, net of allowance of $287 and $275, respectively	2,096	13,116
Accrued straight-line rents receivable, net of allowance of $257 and $316, respectively	150,392	130,394
Investments in and advances to unconsolidated affiliates	20,676	50,685
Deferred financing and leasing costs, net of accumulated amortization of $123,723 and $108,122, respectively	241,663	222,448
Prepaid expenses and other assets, net of accumulated amortization of $15,648 and $13,887, respectively	24,552	25,636
Total Assets	$4,493,432	$3,999,229
Liabilities, Redeemable Operating Partnership Units and Capital:
Mortgages and notes payable	$2,499,614	$2,071,389
Accounts payable, accrued expenses and other liabilities	233,988	231,396
Liabilities held for sale	14,119	15,113
Total Liabilities	2,747,721	2,317,898
Commitments and contingencies
Redeemable Operating Partnership Units:
Common Units, 2,899,752 and 2,936,955 outstanding, respectively	126,429	130,048
Series A Preferred Units (liquidation preference $1,000 per unit), 29,050 and 29,060 units issued and outstanding, respectively	29,050	29,060
Total Redeemable Operating Partnership Units	155,479	159,108
Capital:
Common Units:
General partner Common Units, 985,829 and 954,355 outstanding, respectively	15,759	15,078
Limited partner Common Units, 94,697,294 and 91,544,146 outstanding, respectively	1,560,309	1,492,948
Accumulated other comprehensive loss	(3,811)	(3,912)
Noncontrolling interests in consolidated affiliates	17,975	18,109
Total Capital	1,590,232	1,522,223
Total Liabilities, Redeemable Operating Partnership Units and Capital	$4,493,432	$3,999,229
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Income
(in thousands, except per unit amounts)

	Year Ended December 31,
	2015	2014	2013
Rental and other revenues	$604,671	$555,871	$505,008
Operating expenses:
Rental property and other expenses	215,941	205,835	184,146
Depreciation and amortization	201,918	180,637	162,937
Impairments of real estate assets	—	588	—
General and administrative	37,642	35,307	36,422
Total operating expenses	455,501	422,367	383,505
Interest expense:
Contractual	82,245	82,287	88,838
Amortization of deferred financing costs	3,645	3,082	3,802
Financing obligation	162	(242)	(754)
	86,052	85,127	91,886
Other income:
Interest and other income	1,969	2,739	3,511
Losses on debt extinguishment	(243)	(308)	(199)
	1,726	2,431	3,312
Income from continuing operations before disposition of investment properties and activity in unconsolidated affiliates	64,844	50,808	32,929
Gains/(losses) on disposition of property	11,444	44,352	(3)
Gain on disposition of investment in unconsolidated affiliate	4,155	—	—
Gain on acquisition of controlling interest in unconsolidated affiliate	—	—	7,451
Equity in earnings of unconsolidated affiliates	5,078	1,827	2,213
Income from continuing operations	85,521	96,987	42,590
Discontinued operations:
Income from discontinued operations	15,739	18,601	26,858
Impairments of real estate assets	—	—	(2,194)
Net gains on disposition of discontinued operations	—	384	63,792
	15,739	18,985	88,456
Net income	101,260	115,972	131,046
Net (income) attributable to noncontrolling interests in consolidated affiliates	(1,264)	(1,466)	(949)
Distributions on Preferred Units	(2,506)	(2,507)	(2,508)
Net income available for common unitholders	$97,490	$111,999	$127,589
Earnings per Common Unit – basic:
Income from continuing operations available for common unitholders	$0.84	$1.00	$0.44
Income from discontinued operations available for common unitholders	0.17	0.20	1.00
Net income available for common unitholders	$1.01	$1.20	$1.44
Weighted average Common Units outstanding – basic	96,910	93,272	88,313
Earnings per Common Unit – diluted:
Income from continuing operations available for common unitholders	$0.84	$1.00	$0.44
Income from discontinued operations available for common unitholders	0.17	0.20	1.00
Net income available for common unitholders	$1.01	$1.20	$1.44
Weighted average Common Units outstanding – diluted	96,997	93,391	88,427
Net income available for common unitholders:
Income from continuing operations available for common unitholders	$81,751	$93,014	$39,133
Income from discontinued operations available for common unitholders	15,739	18,985	88,456
Net income available for common unitholders	$97,490	$111,999	$127,589
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Comprehensive income:
Net income	$101,260	$115,972	$131,046
Other comprehensive income/(loss):
Unrealized gains on tax increment financing bond	445	584	869
Unrealized gains/(losses) on cash flow hedges	(4,040)	(5,662)	5,778
Amortization of cash flow hedges	3,696	3,777	3,370
Total other comprehensive income/(loss)	101	(1,301)	10,017
Total comprehensive income	101,361	114,671	141,063
Less-comprehensive (income) attributable to noncontrolling interests	(1,264)	(1,466)	(949)
Comprehensive income attributable to common unitholders	$100,097	$113,205	$140,114

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Capital
(in thousands)

	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
	(as revised)	(as revised)			(as revised)
Balance at December 31, 2012	$11,515	$1,140,164	$(12,628)	$4,753	$1,143,804
Issuances of Common Units, net of issuance costs and tax withholdings	3,058	302,788	—	—	305,846
Distributions paid on Common Units	(1,509)	(149,427)	—	—	(150,936)
Distributions paid on Preferred Units	(25)	(2,483)	—	—	(2,508)
Share-based compensation expense, net of forfeitures	69	6,830	—	—	6,899
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(546)	(546)
Contributions from noncontrolling interests in consolidated affiliates	—	—	—	16,240	16,240
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	187	18,513	—	—	18,700
Net (income) attributable to noncontrolling interests in consolidated affiliates	(9)	(940)	—	949	—
Comprehensive income:
Net income	1,310	129,736	—	—	131,046
Other comprehensive income	—	—	10,017	—	10,017
Total comprehensive income					141,063
Balance at December 31, 2013	14,596	1,445,181	(2,611)	21,396	1,478,562
Issuances of Common Units, net of issuance costs and tax withholdings	1,126	111,498	—	—	112,624
Redemptions of Common Units	(1)	(92)	—	—	(93)
Distributions paid on Common Units	(1,585)	(156,879)	—	—	(158,464)
Distributions paid on Preferred Units	(25)	(2,482)	—	—	(2,507)
Share-based compensation expense, net of forfeitures	69	6,870	—	—	6,939
Acquisition of noncontrolling interest in consolidated affiliate	(5)	(508)	—	(3,613)	(4,126)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(1,140)	(1,140)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	(242)	(24,001)	—	—	(24,243)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(15)	(1,451)	—	1,466	—
Comprehensive income:
Net income	1,160	114,812	—	—	115,972
Other comprehensive loss	—	—	(1,301)	—	(1,301)
Total comprehensive income					114,671
Balance at December 31, 2014	15,078	1,492,948	(3,912)	18,109	1,522,223
Issuances of Common Units, net of issuance costs and tax withholdings	1,255	124,282	—	—	125,537
Distributions paid on Common Units	(1,646)	(162,955)	—	—	(164,601)
Distributions paid on Preferred Units	(25)	(2,481)	—	—	(2,506)
Share-based compensation expense, net of forfeitures	69	6,815	—	—	6,884
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(1,398)	(1,398)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	28	2,704	—	—	2,732
Net (income) attributable to noncontrolling interests in consolidated affiliates	(13)	(1,251)	—	1,264	—
Comprehensive income:
Net income	1,013	100,247	—	—	101,260
Other comprehensive income	—	—	101	—	101
Total comprehensive income					101,361
Balance at December 31, 2015	$15,759	$1,560,309	$(3,811)	$17,975	$1,590,232
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Operating activities:
Net income	$101,260	$115,972	$131,046
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	215,957	196,023	182,710
Amortization of lease incentives and acquisition-related intangible assets and liabilities	86	442	345
Share-based compensation expense	6,884	6,939	6,899
Allowance for losses on accounts and accrued straight-line rents receivable	2,103	2,182	1,516
Accrued interest on mortgages and notes receivable	(357)	(477)	(485)
Amortization of deferred financing costs	3,645	3,082	3,802
Amortization of cash flow hedges	3,696	3,777	3,370
Amortization of mortgages and notes payable fair value adjustments	(58)	(788)	(1,825)
Impairments of real estate assets	—	588	2,194
Losses on debt extinguishment	243	308	199
Net gains on disposition of property	(11,444)	(44,736)	(63,789)
Gain on disposition of investment in unconsolidated affiliate	(4,155)	—	—
Gain on acquisition of controlling interest in unconsolidated affiliate	—	—	(7,451)
Equity in earnings of unconsolidated affiliates	(5,078)	(1,827)	(2,213)
Changes in financing obligation	162	(241)	(753)
Distributions of earnings from unconsolidated affiliates	4,901	2,687	3,965
Changes in operating assets and liabilities:
Accounts receivable	1,415	(3,114)	(920)
Prepaid expenses and other assets	1,266	(615)	684
Accrued straight-line rents receivable	(22,756)	(21,685)	(18,253)
Accounts payable, accrued expenses and other liabilities	(8,805)	8,383	15,421
Net cash provided by operating activities	288,965	266,900	256,462
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	(408,634)	(163,641)	(418,796)
Investments in development in-process	(136,664)	(183,873)	(34,474)
Investments in tenant improvements and deferred leasing costs	(115,503)	(113,747)	(103,243)
Investments in building improvements	(55,881)	(50,033)	(53,189)
Investment in acquired noncontrolling interest in consolidated affiliate	—	(4,126)	—
Investment in acquired controlling interest in unconsolidated affiliate	—	—	(32,818)
Net proceeds from disposition of real estate assets	26,748	172,442	254,022
Net proceeds from disposition of investment in unconsolidated affiliate	6,919	—	—
Distributions of capital from unconsolidated affiliates	10,401	3,806	27,486
Investments in mortgages and notes receivable	(1,772)	(864)	(902)
Repayments of mortgages and notes receivable	9,381	17,239	405
Investments in and advances to unconsolidated affiliates	(659)	(6,489)	(429)
Repayments from unconsolidated affiliates	20,800	—	—
Redemption of investment in unconsolidated affiliate	—	4,660	—
Changes in restricted cash and other investing activities	(9,293)	(3,552)	5,335
Net cash used in investing activities	$(654,157)	$(328,178)	$(356,603)

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows - Continued
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Financing activities:
Distributions on Common Units	$(164,601)	$(158,464)	$(150,936)
Redemptions/repurchases of Preferred Units	(10)	(17)	—
Redemptions of Common Units	—	(93)	—
Distributions on Preferred Units	(2,506)	(2,507)	(2,508)
Distributions to noncontrolling interests in consolidated affiliates	(1,398)	(1,140)	(546)
Proceeds from the issuance of Common Units	131,341	117,716	316,081
Costs paid for the issuance of Common Units	(2,040)	(1,586)	(7,678)
Repurchase of units related to tax withholdings	(3,764)	(3,506)	(2,557)
Borrowings on revolving credit facility	476,300	506,900	837,000
Repayments of revolving credit facility	(386,300)	(513,600)	(644,300)
Borrowings on mortgages and notes payable	475,000	296,949	—
Repayments of mortgages and notes payable	(156,120)	(174,302)	(259,202)
Payments on financing obligation	(1,722)	(2,904)	(1,941)
Payments of debt extinguishment costs	—	(369)	—
Contributions from noncontrolling interests in consolidated affiliates	—	—	16,240
Changes in deferred financing costs and other financing activities	(2,890)	(3,142)	(3,098)
Net cash provided by financing activities	361,290	59,935	96,555
Net decrease in cash and cash equivalents	(3,902)	(1,343)	(3,586)
Cash and cash equivalents at beginning of the period	8,938	10,281	13,867
Cash and cash equivalents at end of the period	$5,036	$8,938	$10,281

Supplemental disclosure of cash flow information:

	Year Ended December 31,
	2015	2014	2013
Cash paid for interest, net of amounts capitalized	$82,242	$83,086	$85,919

Supplemental disclosure of non-cash investing and financing activities:

	Year Ended December 31,
	2015	2014	2013
Unrealized gains/(losses) on cash flow hedges	$(4,040)	$(5,662)	$5,778
Changes in accrued capital expenditures	2,547	5,283	18,384
Write-off of fully depreciated real estate assets	48,698	42,633	31,008
Write-off of fully amortized deferred financing and leasing costs	38,264	25,286	27,347
Adjustment of Redeemable Common Units to fair value	(3,619)	23,568	(18,389)
Unrealized gains on tax increment financing bond	445	584	869
Assumption of mortgages and notes payable related to acquisition activities	19,277	—	165,515
Contingent consideration in connection with the acquisition of land	900	3,300	—
Option deposit applied upon acquisition of real estate assets	—	—	5,000
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015
(tabular dollar amounts in thousands, except per share and per unit data)

1.    Description of Business and Significant Accounting Policies

Description of Business

Highwoods Properties, Inc. (the “Company”) is a fully integrated real estate investment trust (“REIT”) that provides leasing, management, development, construction and other customer-related services for its properties and for third parties. The Company conducts its activities through Highwoods Realty Limited Partnership (the “Operating Partnership”). At December 31, 2015, we owned or had an interest in 32.5 million rentable square feet of in-service properties, 1.5 million rentable square feet of properties under development and approximately 500 acres of development land.

The Company is the sole general partner of the Operating Partnership. At December 31, 2015, the Company owned all of the Preferred Units and 95.7 million, or 97.1%, of the Common Units in the Operating Partnership. Limited partners owned the remaining 2.9 million Common Units. In the event the Company issues shares of Common Stock, the net proceeds of the issuance are contributed to the Operating Partnership in exchange for additional Common Units. Generally, the Operating Partnership is obligated to redeem each Common Unit at the request of the holder thereof for cash equal to the value of one share of Common Stock based on the average of the market price for the 10 trading days immediately preceding the notice date of such redemption, provided that the Company, at its option, may elect to acquire any such Common Units presented for redemption for cash or one share of Common Stock. The Common Units owned by the Company are not redeemable. During 2015, the Company redeemed 37,203 Common Units for a like number of shares of Common Stock. As a result of this activity, in conjunction with the proceeds from issuances of Common Stock (see Note 12), the percentage of Common Units owned by the Company increased from 96.9% at December 31, 2014 to 97.1% at December 31, 2015.

Basis of Presentation

Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Our Consolidated Balance Sheets at December 31, 2014 were retrospectively revised from previously reported amounts to reclassify those properties classified as held for sale as of December 31, 2015. Our Consolidated Statements of Income for the years ended December 31, 2014 and 2013 were retrospectively revised from previously reported amounts to reclassify the operations for those properties classified as discontinued operations.

The Company's Consolidated Financial Statements include the Operating Partnership, wholly owned subsidiaries and those entities in which the Company has the controlling interest. The Operating Partnership's Consolidated Financial Statements include wholly owned subsidiaries and those entities in which the Operating Partnership has the controlling interest. We consolidate partnerships, joint ventures and limited liability companies when we control the major operating and financial policies of the entity through majority ownership or in our capacity as general partner or managing member. At December 31, 2015, three of the 50.0% or less owned in-service office properties in a joint venture were consolidated.

In addition, we consolidate those entities deemed to be variable interest entities in which we are determined to be the primary beneficiary. During 2015, we acquired three buildings and a land parcel using special purpose entities owned by qualified intermediaries to facilitate a potential Section 1031 reverse exchange under the Internal Revenue Code. To realize the tax deferral available under the Section 1031 exchange, we must complete the Section 1031 exchange, and take title to the to-be-exchanged buildings within 180 days of the acquisition date. We have determined that these entities are variable interest entities of which we are the primary beneficiary; and therefore, we consolidate these entities. As of December 31, 2015, these variable interest entities had total assets, liabilities and cash flows of $421.3 million, $16.3 million, and $7.1 million, respectively. At December 31, 2014, we had involvement with, but were not the primary beneficiary in, an entity that we concluded to be a variable interest entity. All intercompany transactions and accounts have been eliminated.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

1.    Description of Business and Significant Accounting Policies – Continued

During the second quarter of 2015, as a result of our partner’s irrevocable exercise of a buy-sell provision in our SF-HIW Harborview Plaza, LP ("Harborview") joint venture agreement, our partner’s right to put its 80.0% equity interest back to us became no longer exercisable. As a result, we recorded the original contribution transaction as a partial sale and recognized $2.2 million of gain. Our investment in this joint venture then qualified for the equity method of accounting, which resulted in the retrospective revision of our Consolidated Balance Sheets and Consolidated Statements of Equity and Capital for all prior periods presented. Such retrospective revision is denoted using "as revised" in our Consolidated Financial Statements and accompanying notes. The effects of the retrospective application of the equity method of accounting to our Consolidated Statements of Income, Comprehensive Income and Cash Flows were not material. The effects of the retrospective application of the equity method of accounting to the Company's December 31, 2014 Balance Sheet were as follows:

December 31, 2014
Increase/(Decrease)
Net real estate assets	$(29,400)
Investments in and advances to unconsolidated affiliates	$23,614
Total Assets	$(5,786)
Financing obligation	$(14,557)
Distributions in excess of net income available for common stockholders	$8,771
Total Liabilities, Noncontrolling Interests in the Operating Partnership and Equity	$(5,786)
Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in our Consolidated Financial Statements and accompanying notes. Actual results could differ from those estimates.

Real Estate and Related Assets

Real estate and related assets are recorded at cost and stated at cost less accumulated depreciation. Renovations, replacements and other expenditures that improve or extend the life of assets are capitalized and depreciated over their estimated useful lives. Expenditures for ordinary maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful life of 40 years for buildings and depreciable land infrastructure costs, 15 years for building improvements and five to seven years for furniture, fixtures and equipment. Tenant improvements are amortized using the straight-line method over initial fixed terms of the respective leases, which generally are from three to 10 years. Depreciation expense for real estate assets was $168.7 million, $154.4 million and $138.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Real estate and other assets are classified as long-lived assets held for use or as long-lived assets held for sale. Real estate is classified as held for sale when the sale of the asset is probable, has been duly approved by the Company, a legally enforceable contract has been executed and the buyer's due diligence period, if any, has expired.

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

Discontinued Operations

Subsequent to the early adoption of the Financial Accounting Standards Board ("FASB") accounting standards update on the presentation of discontinued operations beginning in April 2014, properties that are sold or classified as held for sale are classified as discontinued operations provided that the disposal represents a strategic shift that has (or will have) a major effect on our operations and financial results. Interest expense is included in discontinued operations if a related loan securing the sold property is to be paid off or assumed by the buyer in connection with the sale. If the property is sold to a joint venture in which we retain an interest, the property will not be accounted for as a discontinued operation due to our significant ongoing interest in the operations through our joint venture interest. If we are retained to provide property management, leasing and/or other services for the property owner after the sale, the property generally will be accounted for as a discontinued operation because the expected cash flows related to our management and leasing activities generally will not be significant in comparison to the cash flows from the property prior to sale.

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

Concentration of Credit Risk

At December 31, 2015, properties that we wholly own were leased to 1,910 customers. The geographic locations that comprise greater than 10.0% of our rental and other revenues are Raleigh, NC, Atlanta, GA, Tampa, FL and Nashville, TN. Our customers engage in a wide variety of businesses. No single customer of the properties that we wholly own generated more than 6.0% of our consolidated revenues during 2015.

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

Recently Issued Accounting Standards

The FASB recently issued an accounting standards update that requires the use of a new five-step model to recognize revenue from customer contracts. The five-step model requires that we identify the contract with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when we satisfy the performance obligations. We will also be required to disclose information regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The accounting standards update is required to be adopted in 2018. Retrospective application is required either to all periods presented or with the cumulative effect of initial adoption recognized in the period of adoption. We are in the process of evaluating this accounting standards update.

The FASB recently issued an accounting standards update that amends consolidation requirements. The amendments significantly change the consolidation analysis required under GAAP and will require companies to reevaluate all previous consolidation conclusions. The accounting standards update is required to be adopted in 2016. We are in the process of evaluating this accounting standards update.

The FASB recently issued an accounting standards update that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The accounting standards update is required to be adopted in 2016. Retrospective application is required. We do not expect such adoption to have a material effect on the balance sheet.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

2.    Real Estate Assets

Acquisitions

During 2015, we acquired:

•	a building in Tampa, FL encompassing 528,000 rentable square feet for a net purchase price of $113.5 million and an adjacent land parcel for a purchase price of $2.2 million;

•	two buildings in Atlanta, GA encompassing 896,000 rentable square feet for a net purchase price of $290.3 million;

•	land in Atlanta, GA for a purchase price and related transaction costs of $5.2 million (including contingent consideration of $0.9 million); and

•
our Highwoods DLF 98/29, LLC joint venture partner’s 77.2% interest in a building in Orlando, FL encompassing 168,000 rentable square feet in exchange for the assumption of secured debt recorded at fair value of $19.3 million (see Note 6).

We expensed $1.0 million of acquisition costs (included in general and administrative expenses) in 2015 related to these acquisitions. The assets acquired and liabilities assumed were recorded at fair value as determined by management based on information available at the acquisition date and on current assumptions as to future operations.

The following table sets forth a summary of the fair value of the major assets acquired and liabilities assumed relating to the above-referenced acquisition of two buildings in Atlanta, GA during 2015:

Total Purchase Price Allocation
Real estate assets	$275,639
Acquisition-related intangible assets (in deferred financing and leasing costs)	23,722
Acquisition-related below market lease liabilities (in accounts payable, accrued expenses and other liabilities)	(9,076)
Total allocation	$290,285

The following table sets forth the Company's revenues and net income, adjusted for interest expense, straight-line rental income, depreciation and amortization related to purchase price allocations and acquisition costs, assuming the above-referenced acquisition of two buildings in Atlanta, GA during 2015 had been completed as of January 1, 2014:

	Year Ended December 31,
	2015	2014
	(unaudited)
Pro forma revenues	$626,067	$584,650
Pro forma net income	$103,485	$113,284
Pro forma net income available for common stockholders	$96,797	$105,769
Pro forma earnings per share - basic	$1.03	$1.17
Pro forma earnings per share - diluted	$1.02	$1.17

The above-referenced acquisition of two buildings in Atlanta, GA during 2015 resulted in revenues of $7.3 million and net loss of $1.2 million recorded in the Consolidated Statements of Income for the year ended December 31, 2015.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

2.     Real Estate Assets - Continued

During 2014, we acquired:

•	a building in Orlando, FL encompassing 246,000 rentable square feet for a purchase price of $67.4 million;

•
our partner's 50.0% interest in a building owned by our consolidated Highwoods-Markel Associates, LLC joint venture in Richmond, VA encompassing 66,000 rentable square feet for a purchase price of $4.2 million, which is recorded as acquisition of noncontrolling interest in consolidated affiliate;

•	land in Nashville, TN for a purchase price and related transaction costs of $15.8 million (including contingent consideration of $3.3 million); and

•	a building in Raleigh, NC encompassing 374,000 rentable square feet for a purchase price of $83.8 million.

We expensed $0.5 million of acquisition costs (included in general and administrative expenses) in 2014 related to these acquisitions. The assets acquired and liabilities assumed were recorded at fair value as determined by management based on information available at the acquisition date and on current assumptions as to future operations.

During 2013, we acquired:

•
our joint venture partner's 60.0% interest in our HIW-KC Orlando, LLC joint venture, which owned five buildings in Orlando, FL encompassing 1.3 million rentable square feet, for a net purchase price of $112.8 million. We previously accounted for our 40.0% interest in this joint venture using the equity method of accounting. The assets and liabilities of the joint venture are now wholly owned and are recorded in our Consolidated Financial Statements, including assets recorded at fair value of $188.0 million and secured debt recorded at fair value of $127.9 million, with an effective interest rate of 3.11%. This debt has since been repaid. As a result of acquiring a controlling interest in this joint venture, our previously held equity interest was remeasured at a fair value of $75.2 million resulting in a gain of $7.5 million, which represents the difference between the fair market value of our previously held equity interest and the carrying value of our investment on the date of acquisition. The fair market value of our previously held equity interest was determined by management based on information available at the acquisition date and on current assumptions as to future operations;

•	a building in Nashville, TN encompassing 520,000 rentable square feet for a net purchase price of $150.1 million;

•
our Highwoods DLF 97/26 DLF 99/32, LP joint venture partner's 57.0% interest in two buildings in Atlanta, GA encompassing 505,000 rentable square feet for a net purchase price of $44.5 million, including the assumption of secured debt recorded at fair value of $37.6 million, with an effective interest rate of 3.34%. This debt has since been repaid;

•	a building in Atlanta, GA encompassing 553,000 rentable square feet for a purchase price of $140.1 million;

•	two buildings in Tampa, FL encompassing 372,000 rentable square feet for a purchase price of $52.5 million;

•	two buildings in Greensboro, NC encompassing 195,000 rentable square feet for a purchase price of $30.8 million; and

•	land in Memphis, TN for a purchase price of $4.8 million.

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

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

2.     Real Estate Assets - Continued

The following table sets forth a summary of the fair value of the major assets acquired and liabilities assumed relating to the above-referenced acquisitions of a building in Orlando, FL and Nashville, TN and the 553,000 rentable square foot building in Atlanta, GA during 2013:

Total Purchase Price Allocation
Real estate assets	$445,396
Acquisition-related intangible assets (in deferred financing and leasing costs)	50,595
Mortgages and notes payable	(127,891)
Acquisition-related below market lease liabilities (in accounts payable, accrued expenses and other liabilities)	(17,818)
Total allocation	$350,282

The following table sets forth the Company's revenues and net income, adjusted for interest expense, straight-line rental income, depreciation and amortization related to purchase price allocations, acquisition costs and equity in earnings of unconsolidated affiliates previously recognized as income assuming the above-referenced acquisitions of buildings in Orlando, FL, Nashville, TN and Atlanta, GA during 2013 had been completed as of January 1, 2012:

Year Ended December 31,
2013
(unaudited)
Pro forma revenues	$538,890
Pro forma net income	$121,754
Pro forma net income available for common stockholders	$113,606
Pro forma earnings per share - basic	$1.33
Pro forma earnings per share - diluted	$1.33

The above-referenced acquisitions of buildings in Orlando, FL, Nashville, TN and Atlanta, GA during 2013 resulted in revenues of $25.0 million and net losses of $0.2 million recorded in the Consolidated Statements of Income for the year ended December 31, 2013.

Dispositions

During 2015, we sold a total of three buildings and land for an aggregate sale price of $27.8 million and recorded aggregate gains on disposition of property of $9.2 million, net of $0.5 million in taxes payable by our taxable REIT subsidiary.

During 2014, we sold a total of 33 buildings and land for an aggregate sale price of $187.3 million (before closing credits to buyer of $8.6 million for unfunded building and tenant improvements and $2.9 million for free rent) and recorded aggregate gains on disposition of property of $44.4 million.

During 2013, we sold a total of 47 buildings and land for an aggregate sale price of $260.5 million (before closing credits to buyer of $3.6 million for unfunded tenant improvements and after $2.0 million in closing credits to buyer for free rent) and recorded aggregate gains on disposition of discontinued operations of $62.3 million. Additionally, in connection with the disposition of a building in 2012, we had the right to receive additional cash consideration of up to $1.5 million upon the satisfaction of a certain post-closing requirement. The post-closing requirement was satisfied and the cash consideration was received during 2013. Accordingly, we recognized $1.5 million in additional gain on disposition of discontinued operations in 2013.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

2.     Real Estate Assets - Continued

Impairments

During 2014, we recorded an impairment of real estate assets of $0.6 million on a building in Greensboro, NC. During 2013, we recorded impairments of real estate assets of $1.1 million on four buildings in a single office park in Winston-Salem, NC and $1.1 million on seven buildings in Atlanta, GA. These impairments were due to a change in the assumed timing of future dispositions and leasing assumptions, which reduced the future expected cash flows from the impaired properties.

3.    Mortgages and Notes Receivable

Mortgages and notes receivable were $2.1 million and $13.1 million at December 31, 2015 and 2014, respectively.

During 2010, we provided seller financing in conjunction with two disposition transactions. We accounted for these dispositions using the installment method, whereby a gain on disposition of property was deferred until the seller financing was repaid. During 2014, the $16.5 million of seller financing was fully repaid and the resultant $0.4 million gain on disposition of property was recorded.

During 2012, we provided $8.6 million of secured acquisition financing to a third party. We also agreed to loan such third party $8.4 million on a secured basis to fund future infrastructure development. During 2015, $9.9 million of the secured acquisition financing was repaid, including accrued interest. Previously, we concluded this arrangement to be an interest in a variable interest entity. However, since we did not have the power to direct matters that most significantly impact the activities of the entity, we did not qualify as the primary beneficiary. Accordingly, the entity was not consolidated. Our risk of loss with respect to this arrangement was limited to the carrying value of the mortgage receivable.

We evaluate the ability to collect our mortgages and notes receivable by monitoring the leasing statistics and/or market fundamentals of these assets. As of December 31, 2015, our mortgages and notes receivable were not in default and there were no other indicators of impairment.

4.    Investments in and Advances to Affiliates

Unconsolidated Affiliates

We have equity interests of up to 50.0% in various joint ventures with unrelated third parties that are accounted for using the equity method of accounting because we have the ability to exercise significant influence over their operating and financial policies.

The following table sets forth our ownership in unconsolidated affiliates at December 31, 2015:

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

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

4.    Investments in and Advances to Affiliates – Continued

The following table sets forth the summarized balance sheets of our unconsolidated affiliates:

	December 31,
	2015	2014
		(as revised)
Balance Sheets:
Assets:
Real estate assets, net	$163,852	$239,142
All other assets, net	53,511	61,290
Total Assets	$217,363	$300,432
Liabilities and Partners’ or Shareholders’ Equity:
Mortgages and notes payable (1)	$141,580	$191,587
All other liabilities	6,547	11,967
Partners’ or shareholders’ equity	69,236	96,878
Total Liabilities and Partners’ or Shareholders’ Equity	$217,363	$300,432
Our share of historical partners’ or shareholders’ equity	$21,022	$30,784
Advances to unconsolidated affiliates	448	20,864
Difference between cost of investments and the net book value of underlying net assets	(794)	(963)
Carrying value of investments in and advances to unconsolidated affiliates	$20,676	$50,685
Our share of unconsolidated non-recourse mortgage debt (1)	$49,242	$60,972
__________

(1)	Our share of scheduled future principal payments, including amortization, due on mortgages and notes payable at December 31, 2015 is as follows:

2016	$4,407
2017	20,817
2018	19,580
2019	563
2020	562
Thereafter	3,313
$49,242

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

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

4.    Investments in and Advances to Affiliates – Continued

The following table sets forth the summarized income statements of our unconsolidated affiliates:

	Year Ended December 31,
	2015	2014	2013
Income Statements:
Rental and other revenues	$48,118	$50,514	$82,168
Expenses:
Rental property and other expenses	22,721	25,159	41,284
Depreciation and amortization	12,257	13,310	20,928
Impairments of real estate assets	—	—	20,077
Interest expense	7,196	8,847	14,994
Total expenses	42,174	47,316	97,283
Income/(loss) before disposition of property	5,944	3,198	(15,115)
Gains on disposition of property	18,181	2,998	20,501
Net income	$24,125	$6,196	$5,386

The following summarizes additional information related to certain of our unconsolidated affiliates:

- Board of Trade Investment Company ("Board of Trade")

During 2014, Board of Trade sold a building to an unrelated third party for gross proceeds of $8.3 million and recorded a gain of $1.9 million. As our cost basis was different from the basis reflected at the entity level, we recorded a net impairment charge on our investment of $0.4 million. This charge represented the other-than-temporary decline in the fair value below the carrying value of our investment. Our 49.0% interest in Board of Trade was redeemed in exchange for $4.7 million in cash.

- Highwoods KC Glenridge Office, LLC ("KC Glenridge Office") and Highwoods KC Glenridge Land, LLC ("KC Glenridge Land")

During 2015, KC Glenridge Office and KC Glenridge Land collectively sold two buildings and land to an unrelated third party for an aggregate sale price of $24.5 million (before closing credits to buyer of $0.3 million for unfunded tenant improvements) and recorded gains on disposition of property of $2.4 million. We recorded $0.9 million as our share of these gains through equity in earnings of unconsolidated affiliates.

During 2014, KC Glenridge Office paid at maturity the remaining $14.9 million balance on a secured mortgage loan with an effective interest rate of 4.84%.

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

- Highwoods DLF 97/26 DLF 99/32, LP (“DLF II”)

During 2015, DLF II sold a building to an unrelated third party for a sale price of $7.0 million and recorded a gain on disposition of property of $2.1 million. We recorded $1.1 million as our share of this gain through equity in earnings of unconsolidated affiliates.

See Note 2 for a description of our acquisition of two buildings in Atlanta, GA from DLF II during 2013.

During 2013, DLF II sold a building to an unrelated third party for a sale price of $10.1 million (after $0.3 million in closing credits to buyer for free rent) and recorded a gain on disposition of property of less than $0.1 million. As our cost basis was different from the basis reflected at the joint venture level, we recorded $0.4 million of gain through equity in earnings of unconsolidated affiliates.

- Kessinger/Hunter & Company, LC ("Kessinger/Hunter")

Kessinger/Hunter, which is managed by our joint venture partner, provides leasing services, among other things, to certain buildings that we wholly own in Kansas City, MO in exchange for customary fees from us. Kessinger/Hunter received $0.3 million, $0.6 million and $0.2 million from us for these services in 2015, 2014 and 2013, respectively.

- Highwoods DLF Forum, LLC (“Forum”)

During 2013, Forum obtained a $71.7 million, five-year secured mortgage loan from a third party lender, bearing a floating interest rate of LIBOR plus 190 basis points, which was used by the joint venture to repay a secured loan at maturity to a third party lender. This loan is scheduled to mature in November 2018.

- Highwoods DLF 98/29, LLC (“DLF I”)

See Note 2 for a description of our acquisition of a building in Orlando, FL from DLF I during 2015. The joint venture recorded a gain on disposition of property of $13.7 million. Our share of $3.1 million was recorded as a reduction to real estate assets.

During 2014, DLF I sold a building to an unrelated third party for a sale price of $13.7 million (before $0.4 million in closing credits to buyer for free rent) and recorded a gain on disposition of property of $1.0 million. We recorded $0.2 million as our share of this gain through equity in earnings of unconsolidated affiliates.

During 2013, DLF I sold a building to an unrelated third party for a sale price of $5.9 million (after $0.1 million in closing credits to buyer for free rent) and recorded a gain on disposition of discontinued operations of less than $0.1 million. We recorded less than $0.1 million as our share of this gain through equity in earnings of unconsolidated affiliates.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

4.    Investments in and Advances to Affiliates – Continued

During 2013, DLF I recorded impairments of real estate assets of $20.1 million on buildings in Orlando, FL, Atlanta, GA and Charlotte, NC. We recorded $4.5 million as our share of these impairment charges through equity in earnings of unconsolidated affiliates. These impairments were due to a change in the assumed timing of future dispositions and/or leasing assumptions, which reduced the future expected cash flows from the impaired properties.

- Other Activities

We receive development, management and leasing fees for services provided to certain of our joint ventures. These fees are recognized in income to the extent of our respective joint venture partner's interest. During the years ended December 31, 2015, 2014 and 2013, we recognized $1.4 million, $1.2 million and $2.9 million, respectively, of development/construction, management and leasing fees from our unconsolidated joint ventures. At December 31, 2015 and 2014, we had receivables of $0.1 million and $0.5 million, respectively, related to these fees in accounts receivable.

Consolidated Affiliates

The following summarizes our consolidated affiliates:

- Highwoods-Markel Associates, LLC (“Markel”)

We have a 50.0% ownership interest in Markel. We are the manager and leasing agent for Markel's properties, which are located in Richmond, VA in exchange for customary management and leasing fees. We consolidate Markel since we are the managing member and control the major operating and financial policies of the entity. As controlling member, we have an obligation to cause this property-owning entity to distribute proceeds of liquidation to the noncontrolling interest member in these partially owned properties only if the net proceeds received by the entity from the sale of Markel's assets warrant a distribution as determined by the governing agreement. We estimate the value of noncontrolling interest distributions would have been $19.4 million had the entity been liquidated at December 31, 2015. This estimated settlement value is based on the fair value of the underlying properties which is based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for customers, changes in market rental rates and costs to operate each property. If the entity's underlying assets are worth less than the underlying liabilities on the date of such liquidation, we would have no obligation to remit any consideration to the noncontrolling interest holder.

See Note 2 for a description of our acquisition of the noncontrolling member's 50.0% interest in a building owned by Markel during 2014.

- Harborview

We had a 20.0% interest in Harborview, which had been accounted for as a financing obligation since our partner had the right to put its 80.0% equity interest back to us any time prior to September 11, 2015. During 2012, we also provided a three-year $20.8 million interest-only secured loan to Harborview that was scheduled to mature in September 2015.

During the second quarter of 2015, as a result of our partner’s irrevocable exercise of a buy-sell provision in our Harborview joint venture agreement, our partner’s right to put its 80.0% equity interest back to us became no longer exercisable, which resulted in recording the original contribution transaction as a partial sale. As a result, we were required to begin accounting for Harborview using the equity method of accounting. See Note 1.

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

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

5.    Intangible Assets and Below Market Lease Liabilities

The following table sets forth total intangible assets and acquisition-related below market lease liabilities, net of accumulated amortization:

	December 31,
	2015	2014
Assets:
Deferred financing costs	$18,449	$19,478
Less accumulated amortization	(8,551)	(7,953)
	9,898	11,525
Deferred leasing costs (including lease incentives and above market lease and in-place lease acquisition-related intangible assets)	346,937	311,092
Less accumulated amortization	(115,172)	(100,169)
	231,765	210,923
Deferred financing and leasing costs, net	$241,663	$222,448

Liabilities (in accounts payable, accrued expenses and other liabilities):
Acquisition-related below market lease liabilities	$63,830	$55,783
Less accumulated amortization	(17,927)	(13,548)
	$45,903	$42,235

The following table sets forth amortization of intangible assets and below market lease liabilities:

	Year Ended December 31,
	2015	2014	2013
Amortization of deferred financing costs	$3,645	$3,082	$3,802
Amortization of deferred leasing costs and acquisition-related intangible assets (in depreciation and amortization)	$43,332	$38,144	$35,941
Amortization of lease incentives (in rental and other revenues)	$1,493	$1,419	$1,361
Amortization of acquisition-related intangible assets (in rental and other revenues)	$5,062	$4,549	$3,676
Amortization of acquisition-related intangible assets (in rental property and other expenses)	$557	$557	$556
Amortization of acquisition-related below market lease liabilities (in rental and other revenues)	$(7,065)	$(6,129)	$(5,316)

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

5.    Intangible Assets and Below Market Lease Liabilities - Continued

The following table sets forth scheduled future amortization of intangible assets and below market lease liabilities:

Years Ending December 31,	Amortization of Deferred Financing Costs	Amortization of Deferred Leasing Costs and Acquisition-Related Intangible Assets (in Depreciation and Amortization)	Amortization of Lease Incentives (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental Property and Other Expenses)	Amortization of Acquisition-Related Below Market Lease Liabilities (in Rental and Other Revenues)
2016	$3,185	$45,903	$1,254	$3,808	$553	$(6,969)
2017	2,693	38,580	1,175	2,671	553	(6,626)
2018	1,530	31,827	1,076	1,709	553	(6,231)
2019	1,116	26,161	880	1,306	553	(5,739)
2020	804	21,584	652	989	525	(5,410)
Thereafter	570	45,008	1,883	2,562	—	(14,928)
	$9,898	$209,063	$6,920	$13,045	$2,737	$(45,903)
Weighted average remaining amortization periods as of December 31, 2015 (in years)	3.9	6.6	7.4	6.1	5.0	7.9

The following table sets forth the intangible assets acquired and below market lease liabilities assumed as a result of 2015 acquisition activity:

	Acquisition-Related Intangible Assets (amortized in Rental and Other Revenues)	Acquisition-Related Intangible Assets (amortized in Depreciation and Amortization)	Acquisition-Related Below Market Lease Liabilities (amortized in Rental and Other Revenues)
Amount recorded at acquisition	$3,051	$35,534	$(10,733)
Weighted average remaining amortization periods as of December 31, 2015 (in years)	5.0	5.7	9.6

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

6.    Mortgages and Notes Payable

Our mortgages and notes payable consist of the following:

	December 31,
	2015	2014
Secured indebtedness: (1)
5.17% (6.43% effective rate) mortgage loan due 2015 (2)	$—	$39,324
6.88% mortgage loans due 2016 (3)	—	107,556
7.50% mortgage loan due 2016	43,852	44,501
5.10% (4.22% effective rate) mortgage loan due 2017 (4)	112,230	115,229
6.11% (5.36% effective rate) mortgage loan due 2017 (5)	19,199	—
8.15% (7.65% effective rate) mortgage loan due 2016 (6)	—	6,258
	175,281	312,868
Unsecured indebtedness:
5.85% (5.88% effective rate) notes due 2017 (7)	379,544	379,427
7.50% notes due 2018	200,000	200,000
3.20% (3.363% effective rate) notes due 2021 (8)	297,639	297,207
3.625% (3.752% effective rate) notes due 2023 (9)	248,150	247,887
Variable rate term loan due 2019 (10)	200,000	200,000
Variable rate term loan due 2020 (11)	350,000	225,000
Bridge credit facility due 2016 (12)	350,000	—
Revolving credit facility due 2018 (13)	299,000	209,000
	2,324,333	1,758,521
Total	$2,499,614	$2,071,389
__________

(1)
Our secured mortgage loans were collateralized by real estate assets with an aggregate undepreciated book value of $314.2 million at December 31, 2015. Our fixed rate mortgage loans generally are either locked out to prepayment for all or a portion of their term or are prepayable subject to certain conditions including prepayment penalties.

(2)	Net of unamortized fair market value discount of $0.4 million as of December 31, 2014. This debt was repaid in 2015.

(3)	This debt was repaid in 2015.

(4)	Net of unamortized fair market value premium of $1.7 million and $2.7 million as of December 31, 2015 and 2014, respectively.

(5)	Net of unamortized fair market value premium of $0.2 million as of December 31, 2015.

(6)	Net of unamortized fair market value premium of $0.1 million as of December 31, 2014. This debt was repaid in 2015.

(7)	Net of unamortized original issuance discount of $0.1 million and $0.3 million as of December 31, 2015 and 2014, respectively.

(8)	Net of unamortized original issuance discount of $2.4 million and $2.8 million as of December 31, 2015 and 2014, respectively.

(9)	Net of unamortized original issuance discount of $1.9 million and $2.1 million as of December 31, 2015 and 2014, respectively.

(10)	The interest rate is 1.44% at December 31, 2015.

(11)
As more fully described in Note 7, we entered into floating-to-fixed interest rate swaps that effectively fix LIBOR for the original $225.0 million portion of this loan. Accordingly, the equivalent fixed rate of this amount is 2.78%. The interest rate on the remaining $125.0 million is 1.41% at December 31, 2015.

(12)	The interest rate is 1.49% at December 31, 2015.

(13)	The interest rate is 1.45% at December 31, 2015.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

6.    Mortgages and Notes Payable - Continued

The following table sets forth scheduled future principal payments, including amortization, due on our mortgages and notes payable at December 31, 2015:

Years Ending December 31,	Principal Amount
2016	$396,090
2017	507,345
2018	498,305
2019	199,305
2020	349,305
Thereafter	549,264
$2,499,614

Our $475.0 million unsecured revolving credit facility is scheduled to mature in January 2018 and includes an accordion feature that allows for an additional $75.0 million of borrowing capacity subject to additional lender commitments. Assuming no defaults have occurred, we have an option to extend the maturity for two additional six-month periods. The interest rate at our current credit ratings is LIBOR plus 110 basis points and the annual facility fee is 20 basis points. There was $299.0 million and $313.7 million outstanding under our revolving credit facility at December 31, 2015 and January 29, 2016, respectively. At both December 31, 2015 and January 29, 2016, we had $0.2 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at December 31, 2015 and January 29, 2016 was $175.8 million and $161.1 million, respectively.

During 2015, we prepaid without penalty a secured mortgage loan with a fair market value of $5.9 million with an effective interest rate of 7.65% that was originally scheduled to mature in February 2016, the remaining $106.0 million balance on a secured mortgage loan with an effective interest rate of 6.88% that was originally scheduled to mature in January 2016 and the remaining $39.4 million balance on a secured mortgage loan with an effective interest rate of 6.43% that was originally scheduled to mature in November 2015. We recorded aggregate losses on debt extinguishment of $0.2 million related to these prepayments. Real estate assets having a gross book value of approximately $293 million became unencumbered in connection with the payoff of these secured loans. We also paid down $4.9 million of secured loan balances through principal amortization during 2015.

During 2015, we obtained a $350.0 million, six-month unsecured bridge facility. The bridge facility is originally scheduled to mature on March 28, 2016. Assuming no defaults have occurred, we have an option to extend the maturity for an additional six-month period. The interest rate on the bridge facility at our current credit ratings is LIBOR plus 110 basis points. There was $350.0 million outstanding under our bridge facility at December 31, 2015. We intend to repay this facility in the first quarter of 2016.

During 2015, we amended our $225.0 million, seven-year unsecured bank term loan, which was scheduled to mature in January 2019. We increased the borrowed amount to $350.0 million. The amended term loan is now scheduled to mature in June 2020 and the interest rate, based on our current credit ratings, was reduced from LIBOR plus 175 basis points to LIBOR plus 110 basis points. We incurred $1.3 million of deferred financing fees in connection with this amendment, which will be amortized along with existing unamortized deferred loan fees over the remaining term of the new loan.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

6.    Mortgages and Notes Payable - Continued

During 2015, we acquired our joint venture partner’s 77.2% interest in a building in Orlando, FL. Simultaneously with this acquisition, the joint venture's previously existing mortgage note was restructured into a new $18.0 million first mortgage note and a $10.2 million subordinated note, both of which are scheduled to mature in July 2017. The first mortgage note is interest only with an effective interest rate of 5.36%, payable monthly. The subordinated note has an effective interest rate of 8.6%. Additionally, we deposited $3.0 million into escrow to fund tenant improvements, leasing commissions and building improvements. The first mortgage note and subordinated note can be prepaid at any time commencing October 2016 upon a sale or refinancing of the property. In such event, the subordinated note and any and all accrued interest thereon would be deemed fully satisfied upon payment of a "waterfall payment," if any. Such "waterfall payment" would be a cash payment equal to 50.0% of the amount, if any, by which the net sale proceeds or appraised value in the event of a refinancing exceeds (1) the outstanding principal of the first mortgage note, (2) the funds deposited by us into escrow to fund tenant improvements, leasing commissions and building improvements and (3) a 10.0% return on such funds deposited by us into escrow. The fair value of the first mortgage note was $18.3 million and the fair value of the subordinated note equaled the projected waterfall payment of $1.0 million.

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

The Operating Partnership has $379.5 million carrying amount of 2017 bonds outstanding, $200.0 million carrying amount of 2018 bonds outstanding, $297.6 million carrying amount of 2021 bonds outstanding and $248.2 million carrying amount of 2023 bonds outstanding. The indenture that governs these outstanding notes requires us to comply with customary operating covenants and various financial ratios. The trustee or the holders of at least 25.0% in principal amount of either series of bonds can accelerate the principal amount of such series upon written notice of a default that remains uncured after 60 days.

Capitalized Interest

Total interest capitalized to development and significant building and tenant improvement projects was $6.9 million, $5.3 million and $2.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

7.	Derivative Financial Instruments

We have six floating-to-fixed interest rate swaps through January 2019 each with respect to an aggregate of $225.0 million LIBOR-based borrowings. These swaps effectively fix the underlying LIBOR rate at a weighted average of 1.678%. The counterparties under the swaps are major financial institutions. The swap agreements contain a provision whereby if we default on any of our indebtedness, if greater than $10.0 million, and which default results in repayment of such indebtedness being, or becoming capable of being, accelerated by the lender, then we could also be declared in default on our swaps. These swaps have been designated and accounted for as cash flow hedges with changes in fair value recorded in other comprehensive income/(loss) each reporting period. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on our cash flow hedges during the year ended December 31, 2015. We have no collateral requirements related to our interest rate swaps.

Amounts reported in AOCL related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate debt. During 2016, we estimate that $2.3 million will be reclassified to interest expense.

The following table sets forth the fair value of our derivatives:

	December 31,
	2015	2014
Derivatives:
Derivatives designated as cash flow hedges in accounts payable, accrued expenses and other liabilities:
Interest rate swaps	$3,073	$2,412

The following table sets forth the effect of our cash flow hedges on AOCL and interest expense:

	Year Ended December 31,
	2015	2014	2013
Derivatives Designated as Cash Flow Hedges:
Amount of unrealized gains/(losses) recognized in AOCL on derivatives (effective portion):
Interest rate swaps	$(4,040)	$(5,662)	$5,778
Amount of losses reclassified out of AOCL into contractual interest expense (effective portion):
Interest rate swaps	$3,696	$3,777	$3,370

8.	Financing Arrangement

In connection with tax increment financing for a parking garage we constructed in 1999, we are obligated to pay fixed special assessments over a 20-year period ending in 2019. The net present value of these assessments, discounted at the 6.93% interest rate on the underlying tax increment financing, is recorded as a financing obligation and is classified in liabilities held for sale on our Consolidated Balance Sheets. We receive special tax revenues and property tax rebates recorded in interest and other income, which are intended, but not guaranteed, to provide funds to pay the special assessments. We acquired the related tax increment financing bond in a privately negotiated transaction in 2007. Under the definitive agreements, dated as of December 21, 2015, relating to the sale of substantially all of our wholly-owned Country Club Plaza assets in Kansas City, MO (which we refer to as the "Plaza assets"), this tax increment financing bond will be assigned to the buyer of the Plaza assets as of the closing date at the agreed upon value of the principal amount and accrued interest, if any, then outstanding. Such value is included as part of the $660.0 million purchase price for the Plaza assets. This tax increment financing bond is classified in liabilities held for sale on our Consolidated Balance Sheets and was $7.4 million and $9.0 million at December 31, 2015 and 2014, respectively. For additional information about this tax increment financing bond, see Notes 11 and 16.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

9.	Commitments and Contingencies

Operating Ground Leases

Certain of our properties are subject to operating ground leases. Rental payments on these leases are adjusted periodically based on either the consumer price index or on a pre-determined schedule. Total rental property expense recorded for operating ground leases was $3.4 million, $3.4 million and $2.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The following table sets forth our scheduled obligations for future minimum payments on operating ground leases at December 31, 2015:

Years Ending December 31,	Minimum Payments
2016	$3,033
2017	3,067
2018	3,103
2019	3,140
2020	3,179
Thereafter	109,157
$124,679

Lease and Contractual Commitments

We have $340.0 million of lease and contractual commitments at December 31, 2015. Lease and contractual commitments represent commitments under signed leases and contracts for operating properties (excluding tenant-funded tenant improvements) and contracts for development/redevelopment projects, of which $55.9 million was recorded on our Consolidated Balance Sheet at December 31, 2015.

Contingent Consideration

In 2015, we acquired development land in Atlanta, GA for a purchase price and related transaction costs of $5.2 million, which includes contingent consideration estimated to be $0.9 million. The contingent consideration is payable in cash to a third party thirty days subsequent to stabilization, which is projected to be in the second quarter of 2019, if and to the extent the stabilized value of the building constructed on the development site exceeds the total development cost.

In 2014, we acquired development land in Nashville, TN for a purchase price and related transaction costs of $15.8 million, which includes contingent consideration estimated to be $3.3 million. The contingent consideration is payable in cash to a third party no later than the first quarter of 2020 if and to the extent the stabilized value of the building constructed on the development site exceeds the total development cost.

Closure of Division Office

In the third quarter of 2015, we announced our intent to list for sale the Plaza assets. The Plaza assets consist of 776,000 square feet of in-service retail space, 468,000 square feet of in-service office space and a 28,000 square foot retail redevelopment project. We intend to close our Kansas City division office upon such sale, which is scheduled to occur on March, 1, 2016. In the fourth quarter of 2015, we accrued $1.6 million of the total $2.6 million severance costs expected to be incurred in connection with the sale.

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

Noncontrolling Interests in Consolidated Affiliates

At December 31, 2015, our noncontrolling interests in consolidated affiliates relate to our joint venture partner's 50.0% interest in office properties in Richmond, VA. Our joint venture partner is an unrelated third party.

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

The following table sets forth the Company's noncontrolling interests in the Operating Partnership:

	Year Ended December 31,
	2015	2014
Beginning noncontrolling interests in the Operating Partnership	$130,048	$106,480
Adjustment of noncontrolling interests in the Operating Partnership to fair value	67	25,275
Conversions of Common Units to Common Stock	(1,645)	(162)
Redemptions of Common Units	—	(93)
Net income attributable to noncontrolling interests in the Operating Partnership	2,918	3,542
Distributions to noncontrolling interests in the Operating Partnership	(4,959)	(4,994)
Total noncontrolling interests in the Operating Partnership	$126,429	$130,048

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

The following table sets forth net income available for common stockholders and transfers from the Company's noncontrolling interests in the Operating Partnership:

	Year Ended December 31,
	2015	2014	2013
Net income available for common stockholders	$94,572	$108,457	$122,949
Increase in additional paid in capital from conversions of Common Units to Common Stock	1,645	162	28,788
Change from net income available for common stockholders and transfers from noncontrolling interests	$96,217	$108,619	$151,737

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

The fair value of mortgages and notes receivable and mortgages and notes payable is estimated by the income approach utilizing contractual cash flows and market-based interest rates to approximate the price that would be paid in an orderly transaction between market participants. The fair value of interest rate swaps is determined using the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments. The variable cash payments of interest rate swaps are based on the expectation of future LIBOR interest rates (forward curves) derived from observed market LIBOR interest rate curves. In addition, credit valuation adjustments are considered in the fair values to account for potential nonperformance risk, but were concluded to not be significant inputs to the calculation for the periods presented.

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

		Level 1	Level 2	Level 3
	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
Fair Value at December 31, 2015:
Assets:
Mortgages and notes receivable, at fair value (1)	$2,096	$—	$2,096	$—
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	2,736	2,736	—	—
Tax increment financing bond (in real estate and other assets, net, held for sale)	11,197	—	—	11,197
Total Assets	$16,029	$2,736	$2,096	$11,197
Noncontrolling Interests in the Operating Partnership	$126,429	$126,429	$—	$—
Liabilities:
Mortgages and notes payable, at fair value (1)	$2,525,390	$—	$2,525,390	$—
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	3,073	—	3,073	—
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	2,736	2,736	—	—
Financing obligation, at fair value (in liabilities held for sale) (1)	7,402	—	—	7,402
Total Liabilities	$2,538,601	$2,736	$2,528,463	$7,402

Fair Value at December 31, 2014:
Assets:
Mortgages and notes receivable, at fair value (1)	$13,142	$—	$2,247	$10,895
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	3,635	3,635	—	—
Tax increment financing bond (in real estate and other assets, net, held for sale)	12,447	—	—	12,447
Total Assets	$29,224	$3,635	$2,247	$23,342
Noncontrolling Interests in the Operating Partnership	$130,048	$130,048	$—	$—
Liabilities:
Mortgages and notes payable, at fair value (1)	$2,141,334	$—	$2,141,334	$—
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	2,412	—	2,412	—
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	3,635	3,635	—	—
Financing obligation, at fair value (in liabilities held for sale) (as revised) (1)	8,623	—	—	8,623
Total Liabilities (as revised)	$2,156,004	$3,635	$2,143,746	$8,623
__________
(1)    Amounts recorded at historical cost on our Consolidated Balance Sheets at December 31, 2015 and 2014.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

11.	Disclosure About Fair Value of Financial Instruments – Continued

The following table sets forth the changes in our Level 3 asset, which is recorded at fair value on our Consolidated Balance Sheets:

	December 31,
	2015	2014
Asset:
Tax Increment Financing Bond:
Beginning balance	$12,447	$13,403
Principal repayment	(1,695)	(1,540)
Unrealized gains (in AOCL)	445	584
Ending balance	$11,197	$12,447

During 2007, we acquired a tax increment financing bond associated with a parking garage developed by us. This bond amortizes to maturity in 2020. The estimated fair value at December 31, 2015 was equal to the outstanding principal due on the bond. If the discount rate used to fair value this bond was 100 basis points higher or lower, the fair value of the bond would have been $0.3 million lower or $0.3 million higher, respectively, as of December 31, 2015. Payment of the principal and interest for the bond is guaranteed by us. We have recorded no credit losses related to the bond during the years ended December 31, 2015 and 2014. There is no legal right of offset with the liability, which we report as a financing obligation, related to this tax increment financing bond. See Note 8.

During 2014, we recorded an impairment of real estate assets on a building, which was subsequently sold during the year, based upon fair value at the time of impairment of $4.9 million. The impaired real estate asset was deemed to be a Level 3 asset and valued based primarily on market-based inputs and our assumptions about the use of the asset, as observable inputs were not available. In the absence of observable inputs, we estimate the fair value of real estate using unobservable data such as estimated discount and capitalization rates. We also utilize local and national industry market data such as comparable sales, sales contracts and appraisals to assist us in our estimation of fair value. Significant increases or decreases in any valuation inputs in isolation would result in a significantly lower or higher fair value measurement.

The following table sets forth quantitative information about the unobservable inputs of our Level 3 assets, which were recorded at fair value on our Consolidated Balance Sheets:

	Valuation Technique	Unobservable Input	Rate/ Percentage
2015 Asset:
Tax increment financing bond	Income approach	Discount rate	6.93%
2014 Assets:
Tax increment financing bond	Income approach	Discount rate	8.4%
Impaired real estate assets	Income approach	Capitalization rate	9.5%
		Discount rate	10.0%

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

12.	Equity

Common Stock Issuances

During 2015 and 2014, the Company issued 2,922,905 and 2,500,031 shares, respectively, of Common Stock in public offerings and received net proceeds of $124.9 million and $104.1 million, respectively. At December 31, 2015, the Company had 103.9 million remaining shares of Common Stock authorized to be issued under its charter.

Common Stock Dividends

Dividends of the Company declared and paid per share of Common Stock aggregated $1.70 for each of the years ended December 31, 2015, 2014 and 2013.

The following table sets forth the Company's estimated taxability to the common stockholders of dividends per share for federal income tax purposes:

	Year Ended December 31,
	2015	2014	2013
Ordinary income	$1.50	$1.31	$1.28
Capital gains	0.13	0.29	0.26
Return of capital	0.07	0.10	0.16
Total	$1.70	$1.70	$1.70

The Company's tax returns have not been examined by the Internal Revenue Service (“IRS”) and, therefore, the taxability of dividends is subject to change.

Preferred Stock

The following table sets forth the Company's Preferred Stock:

Preferred Stock Issuances	Issue Date	Number of Shares Outstanding	Carrying Value	Liquidation Preference Per Share	Optional Redemption Date	Annual Dividends Payable Per Share
		(in thousands)
December 31, 2015
8.625% Series A Cumulative Redeemable	2/12/1997	29	$29,050	$1,000	2/12/2027	$86.25
December 31, 2014
8.625% Series A Cumulative Redeemable	2/12/1997	29	$29,060	$1,000	2/12/2027	$86.25

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

12.	Equity - Continued

The following table sets forth the Company's estimated taxability to the preferred stockholders of dividends per share for federal income tax purposes:

	Year Ended December 31,
	2015	2014	2013
8.625% Series A Cumulative Redeemable:
Ordinary income	$79.23	$70.41	$71.56
Capital gains	7.02	15.84	14.69
Total	$86.25	$86.25	$86.25

The Company's tax returns have not been examined by the IRS and, therefore, the taxability of dividends is subject to change.

Warrants

At December 31, 2015 and 2014, we had 15,000 warrants outstanding with an exercise price of $32.50 per share. Upon exercise of a warrant, the Company will contribute the exercise price to the Operating Partnership in exchange for Common Units. Therefore, the Operating Partnership accounts for such warrants as if issued by the Operating Partnership. These warrants have no expiration date.

Dividend Reinvestment Plan

The Company has a Dividend Reinvestment and Stock Purchase Plan (“DRIP”) under which holders of Common Stock may elect to automatically reinvest their dividends in additional shares of Common Stock and make optional cash payments for additional shares of Common Stock.

Common Unit Distributions

Distributions of the Operating Partnership declared and paid per Common Unit aggregated $1.70 for each of the years ended December 31, 2015, 2014 and 2013.

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

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

12.	Equity - Continued

Preferred Units

The following table sets forth the Operating Partnership's Preferred Units:

Preferred Unit Issuances	Issue Date	Number of Units Outstanding	Carrying Value	Liquidation Preference Per Unit	Optional Redemption Date	Annual Distributions Payable Per Unit
		(in thousands)
December 31, 2015
8.625% Series A Cumulative Redeemable	2/12/1997	29	$29,050	$1,000	2/12/2027	$86.25
December 31, 2014
8.625% Series A Cumulative Redeemable	2/12/1997	29	$29,060	$1,000	2/12/2027	$86.25

13.	Employee Benefit Plans

Officer, Management and Director Compensation Programs

The officers of the Company participate in an annual non-equity incentive program pursuant to which they are eligible to earn cash payments based on a percentage of their annual base salary in effect for December of the applicable year. Under this component of our executive compensation program, officers are eligible to earn additional cash compensation to the extent specific performance-based metrics are achieved during the most recently completed year. The position held by each officer has a target annual incentive percentage that ranges from 35% to 130% of base salary. The more senior the position, the greater the portion of compensation that varies with performance.

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

Certain other employees participate in a similar annual non-equity incentive program. Incentive eligibility ranges from 6% to 30% of annual base salary. The actual incentive payment is determined by a mix of the Company's overall performance, the performance of any applicable division and the individual’s performance during each year. These incentive payments are also accrued and expensed in the year earned.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

13.	Employee Benefit Plans - Continued

The Company's officers generally receive annual grants of stock options and restricted stock under the Company's long-term equity incentive plan on or about March 1 of each year. Restricted stock grants are also made annually to directors and certain other employees. Except as set forth in the next sentence, dividends received on restricted stock are non-forfeitable and are paid at the same rate and on the same date as on shares of Common Stock. With respect to shares of total return-based restricted stock issued to the Company's chief executive officer, dividends accumulate and are payable only if and to the extent the shares vest. Dividends paid on subsequently forfeited shares are expensed. Additional total return-based restricted stock may be issued at the end of the three-year periods if actual performance exceeds certain levels of performance. Such additional shares, if any, would be fully vested when issued. No expense is recorded for additional shares of total return-based restricted stock that may be issued at the end of the three-year period since that possibility is reflected in the grant date fair value. The following table sets forth the number of shares of Common Stock reserved for future issuance under the Company's long-term equity incentive plans:

	December 31,
	2015	2014
Outstanding stock options and warrants	702,228	592,321
Possible future issuance under equity incentive plans	3,084,158	1,382,406
	3,786,386	1,974,727

Of the possible future issuance under the Company' long-term equity incentive plan at December 31, 2015, no more than an additional 1.1 million shares can be in the form of restricted stock.

During each of the years ended December 31, 2015, 2014 and 2013, we recognized $6.9 million of share-based compensation expense. Because REITs generally do not pay income taxes, we do not realize tax benefits on share-based payments. At December 31, 2015, there was $4.9 million of total unrecognized share-based compensation costs, which will be recognized over a weighted average remaining contractual term of 2.3 years.

- Stock Options

Stock options issued prior to 2005 and after 2013 vest ratably on an annual basis over four years and expire after 10 years. Stock options issued from 2005 through 2013 vest ratably on an annual basis over four years and expire after seven years. The value of all options as of the date of grant is calculated using the Black-Scholes option-pricing model and is amortized over the respective vesting period or the service period, if shorter, for employees who are or will become eligible under the Company's retirement plan. The weighted average fair values of options granted during 2015, 2014 and 2013 were $6.19, $6.75 and $6.50, respectively, per option. The fair values of the options granted were determined at the grant dates using the following assumptions:

	2015	2014	2013
Risk free interest rate (1)	1.7%	1.8%	1.0%
Common stock dividend yield (2)	3.7%	4.5%	4.7%
Expected volatility (3)	22.4%	30.3%	32.4%
Average expected option life (years) (4)	5.75	5.75	5.75
__________

(1)	Represents the interest rate as of the grant date on US treasury bonds having the same life as the estimated life of the option grants.

(2)	The dividend yield is calculated utilizing the dividends paid for the previous one-year period and the per share price of Common Stock on the date of grant.

(3)	Based on the historical volatility of Common Stock over a period relevant to the related stock option grant.

(4)	The average expected option life is based on an analysis of the Company's historical data.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

13.	Employee Benefit Plans - Continued

The following table sets forth stock option activity:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price
Balances at December 31, 2012	1,129,309	$30.10
Options granted	168,700	36.50
Options exercised	(423,627)	28.22
Balances at December 31, 2013	874,382	32.24
Options granted	190,330	37.90
Options canceled	(134,628)	41.93
Options exercised	(352,763)	27.21
Balances at December 31, 2014	577,321	34.92
Options granted	197,408	45.61
Options canceled	(3,829)	40.21
Options exercised	(83,672)	34.89
Balances at December 31, 2015 (1) (2)	687,228	$37.97
__________

(1)	The outstanding options at December 31, 2015 had a weighted average remaining life of 6.1 years.

(2)
The Company had 218,816 options exercisable at December 31, 2015 with a weighted average exercise price of $33.03, weighted average remaining life of 3.2 years and intrinsic value of $2.3 million. Of these exercisable options, there were no exercise prices higher than the market price of our Common Stock at December 31, 2015.

Cash received or receivable from options exercised was $3.3 million, $11.1 million and $12.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. The total intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $0.9 million, $5.0 million and $3.9 million, respectively. The total intrinsic value of options outstanding at December 31, 2015, 2014 and 2013 was $4.3 million, $5.4 million and $4.3 million, respectively. The Company generally does not permit the net cash settlement of exercised stock options, but does permit net share settlement so long as the shares received are held for at least a year. The Company has a practice of issuing new shares to satisfy stock option exercises.

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

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

13.	Employee Benefit Plans - Continued

The following table sets forth time-based restricted stock activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted shares outstanding at December 31, 2012	222,502	$30.31
Awarded and issued (1)	86,144	36.64
Vested (2)	(94,037)	27.80
Forfeited	(1,813)	36.01
Restricted shares outstanding at December 31, 2013	212,796	33.96
Awarded and issued (1)	94,932	37.76
Vested (2)	(85,660)	32.87
Restricted shares outstanding at December 31, 2014	222,068	35.97
Awarded and issued (1)	71,994	45.91
Vested (2)	(85,809)	35.14
Forfeited	(3,533)	39.94
Restricted shares outstanding at December 31, 2015	204,720	$39.74
__________

(1)
The weighted average fair value at grant date of time-based restricted stock issued during the years ended December 31, 2015, 2014 and 2013 was $3.3 million, $3.6 million and $3.2 million, respectively.

(2)
The vesting date fair value of time-based restricted stock that vested during the years ended December 31, 2015, 2014 and 2013 was $3.9 million, $3.2 million and $3.4 million, respectively. Vested shares include those shares surrendered by employees to satisfy tax withholding obligations in connection with such vesting.

- Total Return-Based Restricted Stock

Shares of total return-based restricted stock vest to the extent the Company's absolute total returns for certain pre-determined three-year periods exceed predetermined goals. The amount subject to vesting ranges from zero to 150%. Notwithstanding the Company’s absolute total returns, if the Company’s total return exceeds 100% of the peer group total return index, at least 50% of total return-based restricted stock issued in 2013 will vest at the end of the applicable period and at least 75% of total return-based restricted stock issued in 2015 and 2014 will vest at the end of the applicable period. The weighted average grant date fair value of such shares of total return-based restricted stock issued in 2015, 2014 and 2013 was determined to be $43.77, $35.58 and $31.73, respectively, and is amortized over the respective three-year period or the service period, if shorter, for employees who are or will become eligible under the Company's retirement plan. The fair values of the total return-based restricted stock granted were determined at the grant dates using a Monte Carlo simulation model and the following assumptions:

	2015	2014	2013
Risk free interest rate (1)	1.0%	0.7%	0.4%
Common stock dividend yield (2)	3.8%	4.7%	4.9%
Expected volatility (3)	43.0%	43.4%	43.4%
__________

(1)	Represents the interest rate as of the grant date on US treasury bonds having the same life as the estimated life of the total return-based restricted stock grants.

(2)
The dividend yield is calculated utilizing the dividends paid for the previous one-year period and the average per share price of Common Stock during the three-month period preceding the date of grant.

(3)	Based on the historical volatility of Common Stock over a period relevant to the related total return-based restricted stock grant.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

13.	Employee Benefit Plans - Continued

The following table sets forth total return-based restricted stock activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted shares outstanding at December 31, 2012	125,288	$32.87
Awarded and issued (1)	65,486	31.73
Vested (2)	(41,863)	24.75
Forfeited	(15,523)	24.75
Restricted shares outstanding at December 31, 2013	133,388	35.29
Awarded and issued (1)	74,569	35.58
Restricted shares outstanding at December 31, 2014	207,957	35.70
Awarded and issued (1) (3)	118,817	37.64
Vested (2) (3)	(129,762)	31.97
Forfeited	(1,709)	37.25
Restricted shares outstanding at December 31, 2015	195,303	$36.66
__________

(1)
The fair value at grant date of total return-based restricted stock issued during the years ended December 31, 2015, 2014 and 2013 was $2.5 million, $2.7 million and $2.1 million, respectively, at target.

(2)
The vesting date fair value of total return-based restricted stock that vested during the years ended December 31, 2015 and 2013 was $5.9 million and $1.5 million, respectively, based on the performance of the specific plans. Vested shares include those shares surrendered by employees to satisfy tax withholding obligations in connection with such vesting. There were no vested shares of total return-based restricted stock during the year ended December 31, 2014.

(3)	The 2015 amounts include 61,860 additional shares from the 2012 plan since the plan's payout was in excess of the initial 100% target.

401(k) Retirement Savings Plan

We have a 401(k) Retirement Savings Plan covering substantially all employees who meet certain age and employment criteria. We contribute amounts for each participant at a rate of 75% of the employee’s contribution (up to 6% of each employee’s bi-weekly salary and cash incentives, subject to statutory limits). During the years ended December 31, 2015, 2014 and 2013, we contributed $1.3 million, $1.2 million and $1.1 million, respectively, to the 401(k) savings plan. The assets of this qualified plan are not included in our Consolidated Financial Statements since the assets are not owned by us.

Retirement Plan

The Company has a retirement plan for employees with at least 30 years of continuous service or are at least 55 years old with at least 10 years of continuous service. Subject to advance written notice and a non-compete agreement, eligible retirees would be entitled to receive a pro rata amount of the annual non-equity incentive compensation earned during the year of retirement. Stock options and time-based restricted stock would be non-forfeitable and vest according to the terms of their original grants. Eligible retirees would also be entitled to retain any total return-based restricted stock that subsequently vests after the retirement date according to the terms of their original grants. For employees who meet the age and service eligibility requirements, 100% of their annual grants are expensed at the grant date as if fully vested. For employees who will meet the age and service eligibility requirements within the normal vesting periods, the grants are amortized over the shorter service period.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

13.	Employee Benefit Plans - Continued

Deferred Compensation

Prior to 2010, officers could elect to defer all or a portion of their cash compensation, which was then invested in unrelated mutual funds under our non-qualified deferred compensation plan. These investments are recorded at fair value, which aggregated $2.7 million and $3.6 million at December 31, 2015 and 2014, respectively, and are included in prepaid expenses and other assets, with an offsetting deferred compensation liability recorded in accounts payable, accrued expenses and other liabilities. Deferred amounts ultimately payable to the participants are based on the value of the related mutual fund investments. Accordingly, changes in the value of the unrelated mutual funds are recorded in interest and other income and the corresponding offsetting changes in the deferred compensation liability are recorded in general and administration expense. As a result, there is no effect on our net income.

The following table sets forth our deferred compensation liability:

	Year Ended December 31,
	2015	2014	2013
Beginning deferred compensation liability	$3,635	$3,996	$3,354
Mark-to-market adjustment to deferred compensation (in general and administrative expenses)	(32)	235	803
Distributions from deferred compensation plans	(867)	(596)	(161)
Total deferred compensation liability	$2,736	$3,635	$3,996

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan pursuant to which employees may contribute up to 25% of their cash compensation for the purchase of Common Stock. At the end of each quarterly offering period, each participant's account balance, which includes accumulated dividends, is applied to acquire shares of Common Stock at a cost that is calculated at 85% of the average closing price on the New York Stock Exchange on the five consecutive days preceding the last day of the quarter. In the years ended December 31, 2015, 2014 and 2013, the Company issued 29,496, 28,682 and 27,250 shares, respectively, of Common Stock under this Plan. The 15% discount on newly issued shares, which is taxable income to the participants and is recorded by us as additional compensation expense, aggregated $0.2 million in each of the years ended December 31, 2015, 2014 and 2013. As a general rule, shares purchased under the Plan must be held for at least a year.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

14.	Accumulated Other Comprehensive Loss

The following table sets forth the components of AOCL:

	December 31,
	2015	2014
Tax increment financing bond:
Beginning balance	$(445)	$(1,029)
Unrealized gains on tax increment financing bond	445	584
Ending balance	—	(445)
Cash flow hedges:
Beginning balance	(3,467)	(1,582)
Unrealized losses on cash flow hedges	(4,040)	(5,662)
Amortization of cash flow hedges (1)	3,696	3,777
Ending balance	(3,811)	(3,467)
Total accumulated other comprehensive loss	$(3,811)	$(3,912)
__________

(1)	Amounts reclassified out of AOCL into contractual interest expense.

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

	Year Ended December 31,
	2015	2014	2013
Contractual rents, net	$513,909	$476,684	$437,855
Straight-line rental income, net	22,054	21,045	16,653
Amortization of lease incentives	(1,493)	(1,419)	(1,361)
Cost recovery income, net	45,247	39,112	31,869
Lease termination fees	990	658	1,436
Fee income	3,717	3,313	5,282
Other miscellaneous operating revenues	20,247	16,478	13,274
	$604,671	$555,871	$505,008

The following table sets forth our scheduled future minimum base rents to be received from customers for leases in effect at December 31, 2015 for the properties that we wholly own:

2016	$566,672
2017	539,352
2018	502,547
2019	437,797
2020	362,295
Thereafter	1,304,530
$3,713,193

The following table sets forth our rental property and other expenses from continuing operations:

	Year Ended December 31,
	2015	2014	2013
Utilities, insurance and real estate taxes	$117,470	$113,226	$101,036
Maintenance, cleaning and general building	79,091	74,109	67,319
Property management and administrative expenses	12,446	12,093	11,515
Other miscellaneous operating expenses	6,934	6,456	4,317
	$215,941	$205,884	$184,187

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

16.	Real Estate and Other Assets Held For Sale and Discontinued Operations

As of December 31, 2015 and 2014, real estate and other assets, net, held for sale and liabilities held for sale included 776,000 square feet of in-service retail space, 468,000 square feet of in-service office space and a 28,000 square foot retail redevelopment project in Kansas City. This planned sale represents a strategic shift in operations as the retail and office space in our Kansas City division are a major line of the Company's business. As such, the revenues and expenses related to these properties have been reclassified to income from discontinued operations on our Consolidated Statements of Income and the related assets and liabilities have been reclassified to real estate and other assets, net, held for sale and liabilities held for sale, respectively, on our Consolidated Balance Sheets. The following tables set forth the assets and liabilities related to discontinued operations at December 31, 2015 and 2014 and the results of operations and cash flows for the years ended December 31, 2015, 2014 and 2013:

	December 31,
	2015	2014
Assets:
Land	$16,681	$16,406
Buildings and tenant improvements	322,811	313,323
Development in-process	—	4,562
Land held for development	1,089	2,084
Less-accumulated depreciation	(131,274)	(131,419)
Net real estate assets	209,307	204,956
Accrued straight-line rents receivable, net	11,730	11,643
Deferred leasing costs, net	6,690	6,320
Prepaid expenses and other assets, net	13,221	13,896
Real estate and other assets, net, held for sale	$240,948	$236,815
Liabilities:
Accounts payable, accrued expenses and other liabilities	$(6,717)	$(6,151)
Financing obligation	(7,402)	(8,962)
Liabilities held for sale	$(14,119)	$(15,113)

	Year Ended December 31,
	2015	2014	2013
Rental and other revenues	$50,935	$52,597	$72,614
Operating expenses:
Rental property and other expenses	20,805	19,620	27,440
Depreciation and amortization	14,039	15,386	19,773
General and administrative	2,366	965	812
Total operating expenses	37,210	35,971	48,025
Interest expense	621	725	817
Other income	2,635	2,700	3,086
Income from discontinued operations	15,739	18,601	26,858
Impairments of real estate assets	—	—	(2,194)
Net gains on disposition of discontinued operations	—	384	63,792
Total income from discontinued operations	$15,739	$18,985	$88,456

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities	$27,579	$32,485	$32,644
Cash flows from investing activities	$(16,445)	$(8,279)	$(7,482)

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

17.	Earnings Per Share and Per Unit

The following table sets forth the computation of basic and diluted earnings per share of the Company:

	Year Ended December 31,
	2015	2014	2013
Earnings per Common Share - basic:
Numerator:
Income from continuing operations	$85,521	$96,987	$42,641
Net (income) attributable to noncontrolling interests in the Operating Partnership from continuing operations	(2,443)	(2,945)	(1,294)
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(1,264)	(1,466)	(949)
Dividends on Preferred Stock	(2,506)	(2,507)	(2,508)
Income from continuing operations available for common stockholders	79,308	90,069	37,890
Income from discontinued operations	15,739	18,985	88,456
Net (income) attributable to noncontrolling interests in the Operating Partnership from discontinued operations	(475)	(597)	(3,397)
Income from discontinued operations available for common stockholders	15,264	18,388	85,059
Net income available for common stockholders	$94,572	$108,457	$122,949
Denominator:
Denominator for basic earnings per Common Share – weighted average shares	94,404	90,743	85,335
Earnings per Common Share - basic:
Income from continuing operations available for common stockholders	$0.84	$1.00	$0.44
Income from discontinued operations available for common stockholders	0.16	0.20	1.00
Net income available for common stockholders	$1.00	$1.20	$1.44
Earnings per Common Share - diluted:
Numerator:
Income from continuing operations	$85,521	$96,987	$42,641
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(1,264)	(1,466)	(949)
Dividends on Preferred Stock	(2,506)	(2,507)	(2,508)
Income from continuing operations available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	81,751	93,014	39,184
Income from discontinued operations available for common stockholders	15,739	18,985	88,456
Net income available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	$97,490	$111,999	$127,640
Denominator:
Denominator for basic earnings per Common Share – weighted average shares	94,404	90,743	85,335
Add:
Stock options using the treasury method	87	119	114
Noncontrolling interests Common Units	2,915	2,938	3,387
Denominator for diluted earnings per Common Share – adjusted weighted average shares and assumed conversions (1) (2)	97,406	93,800	88,836
Earnings per Common Share - diluted:
Income from continuing operations available for common stockholders	$0.84	$0.99	$0.44
Income from discontinued operations available for common stockholders	0.16	0.20	1.00
Net income available for common stockholders	$1.00	$1.19	$1.44
__________

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

17.	Earnings Per Share and Per Unit - Continued

(1)
There were 0.2 million and 0.3 million options outstanding during the years ended December 31, 2015 and 2013, respectively, that were not included in the computation of diluted earnings per share because the impact of including such options would be anti-dilutive. There were no such options outstanding during the year ended December 31, 2014.

(2)	Includes all unvested restricted stock where dividends on such restricted stock are non-forfeitable.

The following table sets forth the computation of basic and diluted earnings per unit of the Operating Partnership:

	Year Ended December 31,
	2015	2014	2013
Earnings per Common Unit - basic:
Numerator:
Income from continuing operations	$85,521	$96,987	$42,590
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(1,264)	(1,466)	(949)
Distributions on Preferred Units	(2,506)	(2,507)	(2,508)
Income from continuing operations available for common unitholders	81,751	93,014	39,133
Income from discontinued operations available for common unitholders	15,739	18,985	88,456
Net income available for common unitholders	$97,490	$111,999	$127,589
Denominator:
Denominator for basic earnings per Common Unit – weighted average units	96,910	93,272	88,313
Earnings per Common Unit - basic:
Income from continuing operations available for common unitholders	$0.84	$1.00	$0.44
Income from discontinued operations available for common unitholders	0.17	0.20	1.00
Net income available for common unitholders	$1.01	$1.20	$1.44
Earnings per Common Unit - diluted:
Numerator:
Income from continuing operations	$85,521	$96,987	$42,590
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(1,264)	(1,466)	(949)
Distributions on Preferred Units	(2,506)	(2,507)	(2,508)
Income from continuing operations available for common unitholders	81,751	93,014	39,133
Income from discontinued operations available for common unitholders	15,739	18,985	88,456
Net income available for common unitholders	$97,490	$111,999	$127,589
Denominator:
Denominator for basic earnings per Common Unit – weighted average units	96,910	93,272	88,313
Add:
Stock options using the treasury method	87	119	114
Denominator for diluted earnings per Common Unit – adjusted weighted average units and assumed conversions (1) (2)	96,997	93,391	88,427
Earnings per Common Unit - diluted:
Income from continuing operations available for common unitholders	$0.84	$1.00	$0.44
Income from discontinued operations available for common unitholders	0.17	0.20	1.00
Net income available for common unitholders	$1.01	$1.20	$1.44
__________

(1)
There were 0.2 million and 0.3 million options outstanding during the years ended December 31, 2015 and 2013, respectively, that were not included in the computation of diluted earnings per unit because the impact of including such options would be anti-dilutive. There were no such options outstanding during the year ended December 31, 2014.

(2)	Includes all unvested restricted stock where dividends on such restricted stock are non-forfeitable.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

18.	Income Taxes

Our Consolidated Financial Statements include the operations of the Company's taxable REIT subsidiary, which is not entitled to the dividends paid deduction and is subject to federal, state and local income taxes on its taxable income. As a REIT, the Company may also be subject to federal excise taxes if it engages in certain types of transactions.

The minimum dividend per share of Common Stock required for the Company to maintain its REIT status was $1.31, $1.13 and $1.08 per share in 2015, 2014 and 2013, respectively. Continued qualification as a REIT depends on the Company's ability to satisfy the dividend distribution tests, stock ownership requirements and various other qualification tests. The tax basis of the Company's assets (net of accumulated tax depreciation and amortization) and liabilities was approximately $4.2 billion and $2.6 billion, respectively, at December 31, 2015 and $3.6 billion and $2.2 billion, respectively, at December 31, 2014. The tax basis of the Operating Partnership's assets (net of accumulated tax depreciation and amortization) and liabilities was approximately $4.2 billion and $2.6 billion, respectively, at December 31, 2015 and $3.6 billion and $2.2 billion, respectively, at December 31, 2014.

During the years ended December 31, 2015, 2014 and 2013, the Company qualified as a REIT and incurred no federal income tax expense; accordingly, the only federal income taxes included in the accompanying Consolidated Financial Statements relate to activities of the Company's taxable REIT subsidiary.

The following table sets forth the Company's income tax expense/(benefit):

	Year Ended December 31,
	2015	2014	2013
Current tax expense:
Federal	$949	$1,480	$60
State	351	161	312
	1,300	1,641	372
Deferred tax expense/(benefit):
Federal	(233)	(1,628)	1,479
State	(115)	(305)	277
	(348)	(1,933)	1,756
Less tax expense netted against gain included in equity in earnings of unconsolidated affiliates	—	—	(1,721)
Less tax expense netted against gain on disposition of property	(518)	—	—
Total income tax expense/(benefit)	$434	$(292)	$407
The Company's net deferred tax asset/(liability) is $(0.2) million and $0.1 million as of December 31, 2015 and 2014, respectively. The net deferred tax asset/(liability) is comprised primarily of tax versus book differences related to property (depreciation, amortization and basis differences).

For the years ended December 31, 2015 and 2014, there were no unrecognized tax benefits. The Company is subject to federal, state and local income tax examinations by taxing authorities for 2012 through 2015. The Company does not expect that the total amount of unrecognized benefits will materially change within the next year.

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

The following tables summarize the rental and other revenues and net operating income, the primary industry property-level performance metric used by our chief operating decision maker which is defined as rental and other revenues less rental property and other expenses, for each of our reportable segments. Our segment information for the years ended December 31, 2014 and 2013 have been retrospectively revised from previously reported amounts to reflect a change in our reportable segments.

	Year Ended December 31,
	2015	2014	2013
Rental and Other Revenues:
Office:
Atlanta, GA	$108,590	$96,075	$80,330
Greensboro, NC	21,251	25,018	26,047
Greenville, SC	—	2,140	3,399
Memphis, TN	47,137	41,016	38,369
Nashville, TN	88,310	80,722	62,054
Orlando, FL	44,621	36,574	21,798
Pittsburgh, PA	59,392	56,692	56,125
Raleigh, NC	102,841	87,428	85,417
Richmond, VA	42,089	45,559	47,576
Tampa, FL	75,715	69,693	68,519
Total Office Segment	589,946	540,917	489,634
Other	14,725	14,954	15,374
Total Rental and Other Revenues	$604,671	$555,871	$505,008

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

19.	Segment Information - Continued

	Year Ended December 31,
	2015	2014	2013
Net Operating Income:
Office:
Atlanta, GA	$67,094	$58,180	$49,650
Greensboro, NC	13,395	15,784	16,788
Greenville, SC	—	1,150	1,893
Memphis, TN	29,534	24,376	22,133
Nashville, TN	62,387	55,354	42,598
Orlando, FL	25,524	21,286	12,048
Pittsburgh, PA	34,348	31,505	31,134
Raleigh, NC	72,981	61,317	60,075
Richmond, VA	27,922	30,021	32,454
Tampa, FL	45,447	40,875	41,573
Total Office Segment	378,632	339,848	310,346
Other	10,098	10,139	10,475
Total Net Operating Income	388,730	349,987	320,821
Reconciliation to income from continuing operations before disposition of investment properties and activity in unconsolidated affiliates:
Depreciation and amortization	(201,918)	(180,637)	(162,937)
Impairments of real estate assets	—	(588)	—
General and administrative expenses	(37,642)	(35,258)	(36,381)
Interest expense	(86,052)	(85,127)	(91,886)
Other income	1,726	2,431	3,312
Income from continuing operations before disposition of investment properties and activity in unconsolidated affiliates	$64,844	$50,808	$32,929

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

19.	Segment Information - Continued

	December 31,
	2015	2014
		(as revised)
Total Assets:
Office:
Atlanta, GA	$1,013,226	$700,085
Greensboro, NC	131,027	139,479
Memphis, TN	277,866	280,186
Nashville, TN	591,111	527,317
Orlando, FL	303,843	291,611
Pittsburgh, PA	339,186	334,539
Raleigh, NC	663,617	669,450
Richmond, VA	211,574	215,987
Tampa, FL	548,814	415,042
Total Office Segment	4,080,264	3,573,696
Other (1)	413,168	425,427
Total Assets	$4,493,432	$3,999,123
__________

(1)	Includes the Plaza assets, which are included in real estate and other assets, net, held for sale on our Consolidated Balance Sheets.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

20.	Quarterly Financial Data (Unaudited)

The following tables set forth quarterly financial information of the Company:

	Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Rental and other revenues (1)	$145,236	$148,543	$150,766	$160,126	$604,671

Income from continuing operations (1)	16,920	22,221	27,352	19,028	85,521
Income from discontinued operations (1)	3,915	4,670	4,265	2,889	15,739
Net income	20,835	26,891	31,617	21,917	101,260
Net (income) attributable to noncontrolling interests in the Operating Partnership	(596)	(782)	(918)	(622)	(2,918)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(296)	(328)	(324)	(316)	(1,264)
Dividends on Preferred Stock	(627)	(626)	(626)	(627)	(2,506)
Net income available for common stockholders	$19,316	$25,155	$29,749	$20,352	$94,572
Earnings per Common Share – basic:
Income from continuing operations available for common stockholders	$0.17	$0.22	$0.27	$0.18	$0.84
Income from discontinued operations available for common stockholders	0.04	0.05	0.04	0.03	0.16
Net income available for common stockholders	$0.21	$0.27	$0.31	$0.21	$1.00
Earnings per Common Share – diluted:
Income from continuing operations available for common stockholders	$0.17	$0.22	$0.27	$0.18	$0.84
Income from discontinued operations available for common stockholders	0.04	0.05	0.04	0.03	0.16
Net income available for common stockholders	$0.21	$0.27	$0.31	$0.21	$1.00

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

20.	Quarterly Financial Data (Unaudited) - Continued

	Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Rental and other revenues (1)	$135,821	$139,956	$139,370	$140,724	$555,871

Income from continuing operations (1)	8,979	20,374	49,483	18,151	96,987
Income from discontinued operations (1)	4,597	4,138	4,816	5,434	18,985
Net income	13,576	24,512	54,299	23,585	115,972
Net (income) attributable to noncontrolling interests in the Operating Partnership	(398)	(742)	(1,673)	(729)	(3,542)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(423)	(438)	(291)	(314)	(1,466)
Dividends on Preferred Stock	(627)	(627)	(627)	(626)	(2,507)
Net income available for common stockholders	$12,128	$22,705	$51,708	$21,916	$108,457
Earnings per Common Share – basic:
Income from continuing operations available for common stockholders	$0.09	$0.21	$0.52	$0.18	$1.00
Income from discontinued operations available for common stockholders	0.04	0.04	0.05	0.06	0.20
Net income available for common stockholders	$0.13	$0.25	$0.57	$0.24	$1.20
Earnings per Common Share – diluted:
Income from continuing operations available for common stockholders	$0.09	$0.21	$0.52	$0.18	$0.99
Income from discontinued operations available for common stockholders	0.04	0.04	0.05	0.06	0.20
Net income available for common stockholders	$0.13	$0.25	$0.57	$0.24	$1.19
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
(tabular dollar amounts in thousands, except per share and per unit data)

20.	Quarterly Financial Data (Unaudited) – Continued

(1)
As a result of discontinued operations, the amounts presented may not equal the amounts previously reported in the most recent Form 10-Qs or prior 10-K for each period. Below is a reconciliation to the amounts previously reported:

	Quarter Ended
	March 31,	June 30,	September 30,
	2015	2015	2015
Rental and other revenues, as reported	$157,310	$161,136	$163,736
Discontinued operations	(12,074)	(12,593)	(12,970)
Rental and other revenues, as adjusted	$145,236	$148,543	$150,766
Income from continuing operations, as reported	$20,835	$26,891	$31,617
Discontinued operations	(3,915)	(4,670)	(4,265)
Income from continuing operations, as adjusted	$16,920	$22,221	$27,352
Income from discontinued operations, as reported	$—	$—	$—
Additional discontinued operations from properties sold subsequent to the respective reporting period	3,915	4,670	4,265
Income from discontinued operations, as adjusted	$3,915	$4,670	$4,265

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2014	2014	2014	2014
Rental and other revenues, as reported	$148,453	$152,722	$152,629	$154,664
Discontinued operations	(12,632)	(12,766)	(13,259)	(13,940)
Rental and other revenues, as adjusted	$135,821	$139,956	$139,370	$140,724
Income from continuing operations, as reported	$13,192	$24,512	$54,299	$23,585
Discontinued operations	(4,213)	(4,138)	(4,816)	(5,434)
Income from continuing operations, as adjusted	$8,979	$20,374	$49,483	$18,151
Income from discontinued operations, as reported	$384	$—	$—	$—
Additional discontinued operations from properties sold subsequent to the respective reporting period	4,213	4,138	4,816	5,434
Income from discontinued operations, as adjusted	$4,597	$4,138	$4,816	$5,434

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

20.	Quarterly Financial Data (Unaudited) - Continued

The following tables set forth quarterly financial information of the Operating Partnership:

	Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Rental and other revenues (1)	$145,236	$148,543	$150,766	$160,126	$604,671

Income from continuing operations (1)	16,920	22,221	27,352	19,028	85,521
Income from discontinued operations (1)	3,915	4,670	4,265	2,889	15,739
Net income	20,835	26,891	31,617	21,917	101,260
Net (income) attributable to noncontrolling interests in consolidated affiliates	(296)	(328)	(324)	(316)	(1,264)
Distributions on Preferred Units	(627)	(626)	(626)	(627)	(2,506)
Net income available for common unitholders	$19,912	$25,937	$30,667	$20,974	$97,490
Earnings per Common Unit – basic:
Income from continuing operations available for common unitholders	$0.17	$0.22	$0.27	$0.18	$0.84
Income from discontinued operations available for common unitholders	0.04	0.05	0.05	0.03	0.17
Net income available for common unitholders	$0.21	$0.27	$0.32	$0.21	$1.01
Earnings per Common Unit – diluted:
Income from continuing operations available for common unitholders	$0.17	$0.22	$0.27	$0.18	$0.84
Income from discontinued operations available for common unitholders	0.04	0.05	0.05	0.03	0.17
Net income available for common unitholders	$0.21	$0.27	$0.32	$0.21	$1.01

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

20.	Quarterly Financial Data (Unaudited) - Continued

	Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Rental and other revenues (1)	$135,821	$139,956	$139,370	$140,724	$555,871

Income from continuing operations (1)	8,979	20,374	49,483	18,151	96,987
Income from discontinued operations (1)	4,597	4,138	4,816	5,434	18,985
Net income	13,576	24,512	54,299	23,585	115,972
Net (income) attributable to noncontrolling interests in consolidated affiliates	(423)	(438)	(291)	(314)	(1,466)
Distributions on Preferred Units	(627)	(627)	(627)	(626)	(2,507)
Net income available for common unitholders	$12,526	$23,447	$53,381	$22,645	$111,999
Earnings per Common Unit – basic:
Income from continuing operations available for common unitholders	$0.09	$0.21	$0.52	$0.18	$1.00
Income from discontinued operations available for common unitholders	0.05	0.04	0.05	0.06	0.20
Net income available for common unitholders	$0.14	$0.25	$0.57	$0.24	$1.20
Earnings per Common Unit – diluted:
Income from continuing operations available for common unitholders	$0.09	$0.21	$0.52	$0.18	$1.00
Income from discontinued operations available for common unitholders	0.05	0.04	0.05	0.06	0.20
Net income available for common unitholders	$0.14	$0.25	$0.57	$0.24	$1.20
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
(tabular dollar amounts in thousands, except per share and per unit data)

20.	Quarterly Financial Data (Unaudited) – Continued

(1)
As a result of discontinued operations, the amounts presented may not equal the amounts previously reported in the most recent Form 10-Qs or prior 10-K for each period. Below is a reconciliation to the amounts previously reported:

	Quarter Ended
	March 31,	June 30,	September 30,
	2015	2015	2015
Rental and other revenues, as reported	$157,310	$161,136	$163,736
Discontinued operations	(12,074)	(12,593)	(12,970)
Rental and other revenues, as adjusted	$145,236	$148,543	$150,766
Income from continuing operations, as reported	$20,835	$26,891	$31,617
Discontinued operations	(3,915)	(4,670)	(4,265)
Income from continuing operations, as adjusted	$16,920	$22,221	$27,352
Income from discontinued operations, as reported	$—	$—	$—
Additional discontinued operations from properties sold subsequent to the respective reporting period	3,915	4,670	4,265
Income from discontinued operations, as adjusted	$3,915	$4,670	$4,265

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2014	2014	2014	2014
Rental and other revenues, as reported	$148,453	$152,722	$152,629	$154,664
Discontinued operations	(12,632)	(12,766)	(13,259)	(13,940)
Rental and other revenues, as adjusted	$135,821	$139,956	$139,370	$140,724
Income from continuing operations, as reported	$13,192	$24,512	$54,299	$23,585
Discontinued operations	(4,213)	(4,138)	(4,816)	(5,434)
Income from continuing operations, as adjusted	$8,979	$20,374	$49,483	$18,151
Income from discontinued operations, as reported	$384	$—	$—	$—
Additional discontinued operations from properties sold subsequent to the respective reporting period	4,213	4,138	4,816	5,434
Income from discontinued operations, as adjusted	$4,597	$4,138	$4,816	$5,434

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

21.	Subsequent Events

We entered into an agreement, dated as of January 29, 2016, to sell a 32,000 square foot building for $4.7 million. The buyer, which currently leases 79% of the building, is a family business controlled by a director of the Company. The sale price exceeds the value set forth in an appraisal performed by a reputable commercial real estate services firm that has no relationship with the director or any of his affiliates. We expect to record a gain of approximately $1.0 million upon completion of the sale, which is expected to close in the second quarter of 2016.

On January 4, 2016, we announced our agreement to sell the Plaza assets in Kansas City for $660.0 million. The buyer is Country Club Plaza KC Partners LLC, a joint venture between affiliates of Taubman Centers, Inc. (NYSE:TCO) and The Macerich Company (NYSE:MAC). The Plaza assets consist of 18 properties encompassing 776,000 square feet of in-service retail space, 468,000 square feet of in-service office space and a 28,000 square foot retail redevelopment project.

The parties have entered into a series of definitive agreements, dated as of December 21, 2015, relating to the sale of the Plaza assets. The sales, which are subject to customary closing conditions, are scheduled to close on March 1, 2016. The buyer’s contractual due diligence investigation period ended on December 31, 2015. The buyer has posted earnest money deposits, held by a third party, totaling $25.0 million that are non-refundable and the buyer would be obligated to pay us an additional $25.0 million in the event of a default, except in limited circumstances.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE II
(in thousands)

The following table sets forth the activity of allowance for doubtful accounts:

	Balance at December 31, 2014	Additions	Deductions	Balance at December 31, 2015
Allowance for Doubtful Accounts - Straight-Line Rent	$316	$1,412	$(1,471)	$257
Allowance for Doubtful Accounts - Accounts Receivable	1,314	1,141	(1,527)	928
Allowance for Doubtful Accounts - Notes Receivable	275	12	—	287
Totals	$1,905	$2,565	$(2,998)	$1,472

	Balance at December 31, 2013	Additions	Deductions	Balance at December 31, 2014
Allowance for Doubtful Accounts - Straight-Line Rent	$601	$1,271	$(1,556)	$316
Allowance for Doubtful Accounts - Accounts Receivable	1,648	1,342	(1,676)	1,314
Allowance for Doubtful Accounts - Notes Receivable	302	—	(27)	275
Totals	$2,551	$2,613	$(3,259)	$1,905

	Balance at December 31, 2012	Additions	Deductions	Balance at December 31, 2013
Allowance for Doubtful Accounts - Straight-Line Rent	$381	$496	$(276)	$601
Allowance for Doubtful Accounts - Accounts Receivable	2,848	851	(2,051)	1,648
Allowance for Doubtful Accounts - Notes Receivable	182	120	—	302
Totals	$3,411	$1,467	$(2,327)	$2,551

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTE TO SCHEDULE III
(in thousands)

The following table sets forth the activity of real estate assets and accumulated depreciation:

	December 31,
	2015	2014	2013
		(as revised)	(as revised)
Real estate assets:
Beginning balance	$4,271,966	$4,215,275	$3,510,126
Additions:
Acquisitions, development and improvements	708,793	282,105	735,183
Cost of real estate sold and retired	(64,901)	(225,414)	(30,034)
Ending balance (a)	$4,915,858	$4,271,966	$4,215,275
Accumulated depreciation:
Beginning balance	$1,024,936	$977,074	$868,276
Depreciation expense	168,663	154,448	138,163
Real estate sold and retired	(55,221)	(106,586)	(29,365)
Ending balance (b)	$1,138,378	$1,024,936	$977,074

(a)	Reconciliation of total real estate assets to balance sheet caption:

	2015	2014	2013
		(as revised)	(as revised)
Total per Schedule III	$4,915,858	$4,271,966	$4,215,275
Development in-process exclusive of land included in Schedule III	194,050	201,409	44,621
Real estate assets, net, held for sale	(340,581)	(331,813)	(334,722)
Total real estate assets	$4,769,327	$4,141,562	$3,925,174

(b)	Reconciliation of total accumulated depreciation to balance sheet caption:

	2015	2014	2013
		(as revised)	(as revised)
Total per Schedule III	$1,138,378	$1,024,936	$977,074
Real estate assets, net, held for sale	(131,274)	(131,419)	(124,883)
Total accumulated depreciation	$1,007,104	$893,517	$852,191

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

December 31, 2015

			Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Property Type	2015 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets (2)	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
Atlanta, GA
1700 Century Circle	Office		$—	$2,482	$2	$1,240	$2	$3,722	$3,724	$920	1983	5-40 yrs.
1800 Century Boulevard	Office		1,444	29,081	—	13,556	1,444	42,637	44,081	22,790	1975	5-40 yrs.
1825 Century Parkway	Office		864	—	303	14,439	1,167	14,439	15,606	5,039	2002	5-40 yrs.
1875 Century Boulevard	Office		—	8,924	—	4,431	—	13,355	13,355	4,878	1976	5-40 yrs.
1900 Century Boulevard	Office		—	4,744	—	771	—	5,515	5,515	2,793	1971	5-40 yrs.
2200 Century Parkway	Office		—	14,432	—	4,566	—	18,998	18,998	9,069	1971	5-40 yrs.
2400 Century Parkway	Office		—	—	406	12,730	406	12,730	13,136	5,532	1998	5-40 yrs.
2500 Century Parkway	Office		—	—	328	14,423	328	14,423	14,751	5,577	2005	5-40 yrs.
2500/2635 Parking Garage	Office		—	—	—	6,317	—	6,317	6,317	1,592	2005	5-40 yrs.
2600 Century Parkway	Office		—	10,679	—	3,962	—	14,641	14,641	7,819	1973	5-40 yrs.
2635 Century Parkway	Office		—	21,643	—	4,139	—	25,782	25,782	11,767	1980	5-40 yrs.
2800 Century Parkway	Office		—	20,449	—	11,876	—	32,325	32,325	13,102	1983	5-40 yrs.
50 Glenlake	Office		2,500	20,006	—	3,491	2,500	23,497	25,997	10,569	1997	5-40 yrs.
Bluegrass Valley - Land	Industrial		19,711	—	(17,295)	—	2,416	—	2,416	—	N/A	N/A
Century Plaza I	Office		1,290	8,567	—	4,191	1,290	12,758	14,048	5,171	1981	5-40 yrs.
Century Plaza II	Office		1,380	7,733	—	2,805	1,380	10,538	11,918	4,154	1984	5-40 yrs.
Federal Aviation Administration	Office		1,196	—	1,416	15,188	2,612	15,188	17,800	4,015	2009	5-40 yrs.
Henry County - Land	Industrial		3,010	—	13	—	3,023	—	3,023	—	N/A	N/A
Highwoods Ctr III at Tradeport	Office		409	—	130	4,040	539	4,040	4,579	1,126	2001	5-40 yrs.
5405 Windward Parkway	Office		3,342	32,111	—	18,716	3,342	50,827	54,169	15,765	1998	5-40 yrs.
Riverpoint - Land	Industrial		7,250	—	3,913	2,549	11,163	2,549	13,712	391	N/A	5-40 yrs.
Riverwood 100	Office		5,785	64,913	(29)	11,937	5,756	76,850	82,606	10,357	1989	5-40 yrs.
South Park Residential - Land	Other		50	—	7	—	57	—	57	—	N/A	N/A
South Park Site - Land	Industrial		1,204	—	754	—	1,958	—	1,958	—	N/A	N/A
Tradeport - Land	Industrial		5,243	—	(4,559)	—	684	—	684	—	N/A	N/A
Two Point Royal	Office		1,793	14,964	—	3,298	1,793	18,262	20,055	7,722	1997	5-40 yrs.

HIGHWOODS PROPERTIES, INC. HIGHWOODS REALTY LIMITED PARTNERSHIP SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

			Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Property Type	2015 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets (2)	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
Two Alliance Center	Office		9,579	125,549	—	3,350	9,579	128,899	138,478	16,372	2009	5-40 yrs.
One Alliance Center	Office		14,775	123,071	—	10,410	14,775	133,481	148,256	11,405	2001	5-40 yrs.
10 Glenlake North	Office		5,349	26,334	—	638	5,349	26,972	32,321	3,693	2000	5-40 yrs.
10 Glenlake South	Office		5,103	22,811	—	2,437	5,103	25,248	30,351	2,468	1999	5-40 yrs.
Riverwood 300 Land	Office		—	—	400	—	400	—	400	—	N/A	N/A
Monarch Tower	Office		—	—	22,717	143,068	22,717	143,068	165,785	2,090	1997	5-40 yrs.
Monarch Plaza	Office		—	—	27,678	88,962	27,678	88,962	116,640	1,191	1983	5-40 yrs.
Kansas City, MO
Country Club Plaza	Retail		14,286	146,879	(198)	139,896	14,088	286,775	300,863	117,945	1920-2002	5-40 yrs.
Land - Hotel Land - Valencia	Office		978	—	111	—	1,089	—	1,089	—	N/A	N/A
Park Plaza Building	Office		1,384	6,410	—	2,842	1,384	9,252	10,636	3,713	1983	5-40 yrs.
Two Emanuel Cleaver Boulevard	Office		984	4,402	—	2,192	984	6,594	7,578	2,930	1983	5-40 yrs.
Valencia Place Office	Office		1,576	—	970	34,270	2,546	34,270	36,816	12,519	1999	5-40 yrs.
Memphis, TN
3400 Players Club Parkway	Office		1,005	—	207	6,221	1,212	6,221	7,433	2,533	1997	5-40 yrs.
Triad Centre I	Office		2,340	11,385	(849)	4,663	1,491	16,048	17,539	6,467	1985	5-40 yrs.
Triad Centre II	Office		1,980	8,677	(404)	4,564	1,576	13,241	14,817	4,634	1987	5-40 yrs.
Atrium I & II	Office		1,570	6,253	—	2,950	1,570	9,203	10,773	4,245	1984	5-40 yrs.
Centrum	Office		1,013	5,580	—	2,563	1,013	8,143	9,156	4,030	1979	5-40 yrs.
Comcast	Office		946	—	—	8,620	946	8,620	9,566	3,036	2008	5-40 yrs.
International Place Phase II	Office		4,884	27,782	—	5,227	4,884	33,009	37,893	15,842	1988	5-40 yrs.
PennMarc Centre	Office		3,607	10,240	—	3,008	3,607	13,248	16,855	3,094	2008	5-40 yrs.
Shadow Creek I	Office		924	—	466	7,302	1,390	7,302	8,692	2,710	2000	5-40 yrs.
Shadow Creek II	Office		734	—	467	6,901	1,201	6,901	8,102	2,521	2001	5-40 yrs.
Southwind Office Center A	Office		1,004	5,694	282	1,304	1,286	6,998	8,284	3,337	1991	5-40 yrs.
Southwind Office Center B	Office		1,366	7,754	—	1,261	1,366	9,015	10,381	4,321	1990	5-40 yrs.
Southwind Office Center C	Office		1,070	—	221	5,355	1,291	5,355	6,646	2,396	1998	5-40 yrs.
Southwind Office Center D	Office		744	—	193	5,639	937	5,639	6,576	2,316	1999	5-40 yrs.
Colonnade	Office		1,300	6,481	267	2,226	1,567	8,707	10,274	3,343	1998	5-40 yrs.
ThyssenKrupp Elevator Mfg Headquarters	Office		1,040	—	25	8,342	1,065	8,342	9,407	3,298	2007	5-40 yrs.
Crescent Center	Office		7,875	32,756	(547)	8,774	7,328	41,530	48,858	7,410	1986	5-40 yrs.

HIGHWOODS PROPERTIES, INC. HIGHWOODS REALTY LIMITED PARTNERSHIP SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

			Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Property Type	2015 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets (2)	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
Southwind - Land	Office		3,662	—	(1,477)	—	2,185	—	2,185	—	N/A	N/A
Triad Centre III	Office		1,253	—	—	36,795	1,253	36,795	38,048	7,136	2009	5-40 yrs.
Capital Grille	Office		—	—	311	3,258	311	3,258	3,569	506	2014	5-40 yrs.
Seasons 52	Office		—	—	320	3,741	320	3,741	4,061	570	2014	5-40 yrs.
International Place IV	Office		—	—	4,940	49,141	4,940	49,141	54,081	1,124	2015	5-40 yrs.
Nashville, TN
3322 West End	Office		3,025	27,490	—	3,658	3,025	31,148	34,173	12,830	1986	5-40 yrs.
3401 West End	Office		5,862	22,917	—	3,402	5,862	26,319	32,181	13,300	1982	5-40 yrs.
5310 Maryland Way	Office		1,863	7,201	—	3,651	1,863	10,852	12,715	4,037	1994	5-40 yrs.
Cool Springs 1 & 2 Deck	Office		—	—	—	3,989	—	3,989	3,989	809	2007	5-40 yrs.
Cool Springs 3 & 4 Deck	Office		—	—	—	4,461	—	4,461	4,461	969	2007	5-40 yrs.
Cool Springs I	Office		1,583	—	15	14,069	1,598	14,069	15,667	5,571	1999	5-40 yrs.
Cool Springs II	Office		1,824	—	346	17,826	2,170	17,826	19,996	6,413	1999	5-40 yrs.
Cool Springs III	Office		1,631	—	804	15,602	2,435	15,602	18,037	3,809	2006	5-40 yrs.
Cool Springs IV	Office		1,715	—	—	19,303	1,715	19,303	21,018	3,785	2008	5-40 yrs.
Cool Springs V – Healthways	Office		3,688	—	295	52,959	3,983	52,959	56,942	13,966	2007	5-40 yrs.
Harpeth On The Green II	Office		1,419	5,677	—	1,955	1,419	7,632	9,051	3,857	1984	5-40 yrs.
Harpeth On The Green III	Office		1,660	6,649	—	2,222	1,660	8,871	10,531	3,852	1987	5-40 yrs.
Harpeth On The Green IV	Office		1,713	6,842	—	1,674	1,713	8,516	10,229	4,028	1989	5-40 yrs.
Harpeth On The Green V	Office		662	—	197	5,427	859	5,427	6,286	2,090	1998	5-40 yrs.
Hickory Trace	Office		1,164	—	164	4,473	1,328	4,473	5,801	1,568	2001	5-40 yrs.
Highwoods Plaza I	Office		1,552	—	307	8,844	1,859	8,844	10,703	4,192	1996	5-40 yrs.
Highwoods Plaza II	Office		1,448	—	307	8,805	1,755	8,805	10,560	2,953	1997	5-40 yrs.
Seven Springs - Land II	Office		3,715	—	(3,715)	—	—	—	—	—	N/A	N/A
Seven Springs I	Office		2,076	—	592	12,327	2,668	12,327	14,995	4,181	2002	5-40 yrs.
SouthPointe	Office		1,655	—	310	7,022	1,965	7,022	8,987	3,031	1998	5-40 yrs.
The Ramparts of Brentwood	Office		2,394	12,806	—	2,414	2,394	15,220	17,614	6,485	1986	5-40 yrs.
Westwood South	Office		2,106	—	382	10,247	2,488	10,247	12,735	3,756	1999	5-40 yrs.
100 Winners Circle	Office		1,497	7,258	—	1,924	1,497	9,182	10,679	4,124	1987	5-40 yrs.
The Pinnacle at Symphony Place	Office		—	141,469	—	5,748	—	147,217	147,217	12,358	2010	5-40 yrs.
Seven Springs East	Office		—	—	2,525	37,587	2,525	37,587	40,112	2,529	2013	5-40 yrs.

HIGHWOODS PROPERTIES, INC. HIGHWOODS REALTY LIMITED PARTNERSHIP SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

			Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Property Type	2015 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets (2)	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
The Shops at Seven Springs	Office		—	—	803	8,223	803	8,223	9,026	674	2013	5-40 yrs.
Orlando, FL
Berkshire at MetroCenter	Office		1,265	—	672	11,810	1,937	11,810	13,747	2,969	2007	5-40 yrs.
Capital Plaza III - Land	Office		2,994	—	18	—	3,012	—	3,012	—	N/A	N/A
Eola Park - Land	Office		2,027	—	—	—	2,027	—	2,027	—	N/A	N/A
Oxford - Land	Office		1,100	—	51	—	1,151	—	1,151	—	N/A	N/A
Stratford - Land	Office		2,034	—	(148)	—	1,886	—	1,886	—	N/A	N/A
Windsor at MetroCenter	Office		—	—	2,060	8,353	2,060	8,353	10,413	2,553	2002	5-40 yrs.
The 1800 Eller Drive Building	Office		—	9,851	—	3,461	—	13,312	13,312	7,122	1983	5-40 yrs.
Seaside Plaza	Office		3,893	29,541	—	4,127	3,893	33,668	37,561	3,368	1982	5-40 yrs.
Capital Plaza Two	Office		4,346	43,394	—	2,491	4,346	45,885	50,231	3,822	1999	5-40 yrs.
Capital Plaza One	Office		3,482	27,321	—	1,693	3,482	29,014	32,496	3,119	1975	5-40 yrs.
Landmark Center Two	Office		4,743	22,031	—	3,579	4,743	25,610	30,353	2,545	1985	5-40 yrs.
Landmark Center One	Office		6,207	22,655	—	3,031	6,207	25,686	31,893	2,345	1983	5-40 yrs.
Lincoln Plaza	Office		3,490	56,079	—	611	3,490	56,690	60,180	2,130	2000	5-40 yrs.
Eola	Office	19,199	—	—	3,758	11,160	3,758	11,160	14,918	716	1969	5-40 yrs.
Greensboro, NC
6348 Burnt Poplar	Industrial		724	2,900	—	254	724	3,154	3,878	1,660	1990	5-40 yrs.
6350 Burnt Poplar	Industrial		341	1,374	—	343	341	1,717	2,058	804	1992	5-40 yrs.
420 Gallimore Dairy Road	Office		379	1,516	—	619	379	2,135	2,514	1,006	1990	5-40 yrs.
418 Gallimore Dairy Road	Office		462	1,849	—	589	462	2,438	2,900	1,207	1986	5-40 yrs.
416 Gallimore Dairy Road	Office		322	1,293	—	417	322	1,710	2,032	814	1986	5-40 yrs.
7031 Albert Pick Road	Office		510	2,921	—	2,587	510	5,508	6,018	2,700	1986	5-40 yrs.
7029 Albert Pick Road	Office		739	3,237	—	1,837	739	5,074	5,813	2,443	1988	5-40 yrs.
7025 Albert Pick Road	Office		2,393	9,576	—	5,190	2,393	14,766	17,159	6,988	1990	5-40 yrs.
7027 Albert Pick Road	Office		850	—	699	4,531	1,549	4,531	6,080	1,851	1997	5-40 yrs.
7009 Albert Pick Road	Industrial		224	1,068	—	275	224	1,343	1,567	629	1990	5-40 yrs.
426 Gallimore Dairy Road	Office		465	—	380	1,253	845	1,253	2,098	542	1996	5-40 yrs.
422 Gallimore Dairy Road	Industrial		145	1,081	—	377	145	1,458	1,603	743	1990	5-40 yrs.
406 Gallimore Dairy Road	Office		265	—	270	911	535	911	1,446	471	1996	5-40 yrs.
7021 Albert Pick Road	Industrial		237	1,103	—	286	237	1,389	1,626	698	1985	5-40 yrs.

HIGHWOODS PROPERTIES, INC. HIGHWOODS REALTY LIMITED PARTNERSHIP SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

			Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Property Type	2015 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets (2)	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
7019 Albert Pick Road	Industrial		192	946	—	310	192	1,256	1,448	552	1985	5-40 yrs.
7015 Albert Pick Road	Industrial		305	1,219	—	283	305	1,502	1,807	757	1985	5-40 yrs.
7017 Albert Pick Road	Industrial		225	928	—	459	225	1,387	1,612	571	1985	5-40 yrs.
7011 Albert Pick Road	Industrial		171	777	—	380	171	1,157	1,328	541	1990	5-40 yrs.
424 Gallimore Dairy Road	Office		271	—	239	818	510	818	1,328	340	1997	5-40 yrs.
410 Gallimore Dairy Road	Industrial		356	1,613	—	734	356	2,347	2,703	1,058	1985	5-40 yrs.
412 Gallimore Dairy Road	Industrial		374	1,523	—	573	374	2,096	2,470	996	1985	5-40 yrs.
408 Gallimore Dairy Road	Industrial		341	1,486	—	768	341	2,254	2,595	1,189	1986	5-40 yrs.
414 Gallimore Dairy Road	Industrial		659	2,676	—	958	659	3,634	4,293	1,821	1988	5-40 yrs.
237 Burgess Road	Industrial		860	2,919	—	689	860	3,608	4,468	1,990	1986	5-40 yrs.
235 Burgess Road	Industrial		1,302	4,392	—	1,167	1,302	5,559	6,861	2,664	1987	5-40 yrs.
241 Burgess Road	Industrial		450	1,517	—	871	450	2,388	2,838	1,302	1988	5-40 yrs.
243 Burgess Road	Industrial		452	1,514	—	169	452	1,683	2,135	906	1988	5-40 yrs.
496 Gallimore Dairy Road	Industrial		546	—	—	2,635	546	2,635	3,181	1,340	1998	5-40 yrs.
494 Gallimore Dairy Road	Industrial		749	—	—	2,829	749	2,829	3,578	1,049	1999	5-40 yrs.
486 Gallimore Dairy Road	Industrial		603	—	—	2,613	603	2,613	3,216	928	1999	5-40 yrs.
488 Gallimore Dairy Road	Industrial		499	—	—	2,193	499	2,193	2,692	812	1999	5-40 yrs.
490 Gallimore Dairy Road	Industrial		1,733	—	—	5,909	1,733	5,909	7,642	3,431	1999	5-40 yrs.
Brigham Road - Land	Industrial		7,059	—	(4,610)	—	2,449	—	2,449	—	N/A	N/A
651 Brigham Road	Industrial		453	—	360	2,980	813	2,980	3,793	1,130	2002	5-40 yrs.
657 Brigham Road	Industrial		2,733	—	881	11,247	3,614	11,247	14,861	3,012	2006	5-40 yrs.
653 Brigham Road	Industrial		814	—	—	3,587	814	3,587	4,401	723	2007	5-40 yrs.
1501 Highwoods Boulevard	Office		1,476	—	—	8,034	1,476	8,034	9,510	2,758	2001	5-40 yrs.
Jefferson Pilot - Land	Office		11,759	—	(4,311)	—	7,448	—	7,448	—	N/A	N/A
4200 Tudor Lane	Industrial		515	—	383	2,288	898	2,288	3,186	1,099	1996	5-40 yrs.
4224 Tudor Lane	Industrial		435	—	288	2,103	723	2,103	2,826	852	1996	5-40 yrs.
7023 Albert Pick Road	Office		834	3,459	—	1,027	834	4,486	5,320	2,134	1989	5-40 yrs.
370 Knollwood Street	Office		1,826	7,495	—	3,702	1,826	11,197	13,023	5,068	1994	5-40 yrs.
380 Knollwood Street	Office		2,989	12,029	—	4,181	2,989	16,210	19,199	8,289	1990	5-40 yrs.
Church St Medical Center I	Office		2,734	9,129	—	255	2,734	9,384	12,118	943	2003	5-40 yrs.
Church St Medical Center II	Office		2,376	5,451	—	42	2,376	5,493	7,869	877	2007	5-40 yrs.

HIGHWOODS PROPERTIES, INC. HIGHWOODS REALTY LIMITED PARTNERSHIP SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

			Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Property Type	2015 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets (2)	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
Church St Medical Center III	Office		925	4,551	—	113	925	4,664	5,589	650	2008	5-40 yrs.
628 Green Valley Road	Office		2,906	12,141	—	914	2,906	13,055	15,961	1,153	1998	5-40 yrs.
701 Green Valley Road	Office		3,787	7,719	—	881	3,787	8,600	12,387	1,091	1996	5-40 yrs.
Pittsburgh, PA
One PPG Place	Office	(1)	9,819	107,643	—	36,578	9,819	144,221	154,040	20,301	1983-1985	5-40 yrs.
Two PPG Place	Office	(1)	2,302	10,978	—	3,949	2,302	14,927	17,229	1,623	1983-1985	5-40 yrs.
Three PPG Place	Office	(1)	501	2,923	—	3,851	501	6,774	7,275	758	1983-1985	5-40 yrs.
Four PPG Place	Office	(1)	620	3,239	—	1,445	620	4,684	5,304	688	1983-1985	5-40 yrs.
Five PPG Place	Office	(1)	803	4,924	—	1,611	803	6,535	7,338	1,116	1983-1985	5-40 yrs.
Six PPG Place	Office	(1)	3,353	25,602	—	5,824	3,353	31,426	34,779	3,603	1983-1985	5-40 yrs.
EQT Plaza	Office		—	83,812	—	9,423	—	93,235	93,235	10,773	1987	5-40 yrs.
Raleigh, NC
3600 Glenwood Avenue	Office		—	10,994	—	4,431	—	15,425	15,425	7,388	1986	5-40 yrs.
3737 Glenwood Avenue	Office		—	—	318	15,665	318	15,665	15,983	5,981	1999	5-40 yrs.
4800 North Park	Office		2,678	17,630	—	7,526	2,678	25,156	27,834	14,175	1985	5-40 yrs.
4900 North Park	Office		770	1,983	—	2,164	770	4,147	4,917	1,757	1984	5-40 yrs.
5000 North Park	Office		1,010	4,612	(49)	3,033	961	7,645	8,606	4,177	1980	5-40 yrs.
801 Raleigh Corporate Center	Office		828	—	272	10,711	1,100	10,711	11,811	3,575	2002	5-40 yrs.
Blue Ridge I	Office		722	4,606	—	1,435	722	6,041	6,763	3,168	1982	5-40 yrs.
Blue Ridge II	Office		462	1,410	—	783	462	2,193	2,655	1,344	1988	5-40 yrs.
Cape Fear	Office		131	1,630	(2)	1,123	129	2,753	2,882	2,262	1979	5-40 yrs.
Catawba	Office		125	1,635	(2)	2,370	123	4,005	4,128	3,419	1980	5-40 yrs.
CentreGreen One	Office		1,529	—	(391)	10,650	1,138	10,650	11,788	4,143	2000	5-40 yrs.
CentreGreen Two	Office		1,653	—	(389)	9,652	1,264	9,652	10,916	3,095	2001	5-40 yrs.
CentreGreen Three - Land	Office		1,876	—	(585)	—	1,291	—	1,291	—	N/A	N/A
CentreGreen Four	Office		1,779	—	(397)	13,510	1,382	13,510	14,892	2,952	2002	5-40 yrs.
CentreGreen Five	Office		1,280	—	55	12,762	1,335	12,762	14,097	4,141	2008	5-40 yrs.
Cottonwood	Office		609	3,244	—	588	609	3,832	4,441	2,057	1983	5-40 yrs.
Dogwood	Office		766	2,769	—	539	766	3,308	4,074	1,815	1983	5-40 yrs.
GlenLake - Land	Office		13,003	—	(8,359)	114	4,644	114	4,758	42	N/A	5-40 yrs.
GlenLake One	Office		924	—	1,324	20,442	2,248	20,442	22,690	6,903	2002	5-40 yrs.

HIGHWOODS PROPERTIES, INC. HIGHWOODS REALTY LIMITED PARTNERSHIP SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

			Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Property Type	2015 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets (2)	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
GlenLake Four	Office		1,659	—	493	21,848	2,152	21,848	24,000	6,944	2006	5-40 yrs.
GlenLake Six	Office		941	—	(365)	22,329	576	22,329	22,905	5,734	2008	5-40 yrs.
701 Raleigh Corporate Center	Office		1,304	—	540	14,649	1,844	14,649	16,493	7,566	1996	5-40 yrs.
Highwoods Centre	Office		531	—	(267)	7,587	264	7,587	7,851	3,163	1998	5-40 yrs.
Highwoods Office Center North - Land	Office		357	49	—	—	357	49	406	35	N/A	5-40 yrs.
Highwoods Tower One	Office		203	16,744	—	4,276	203	21,020	21,223	11,861	1991	5-40 yrs.
Highwoods Tower Two	Office		365	—	503	21,564	868	21,564	22,432	8,164	2001	5-40 yrs.
Inveresk Parcel 2 - Land	Office		657	—	38	110	695	110	805	1	N/A	N/A
Lake Boone Medical Center	Office		1,450	6,311	—	181	1,450	6,492	7,942	1,037	1998	5-40 yrs.
4620 Creekstone Drive	Office		149	—	107	3,085	256	3,085	3,341	1,109	2001	5-40 yrs.
4825 Creekstone Drive	Office		398	—	293	10,080	691	10,080	10,771	4,415	1999	5-40 yrs.
Pamlico	Office		289	—	—	10,428	289	10,428	10,717	6,821	1980	5-40 yrs.
ParkWest One	Office		242	—	—	3,339	242	3,339	3,581	1,210	2001	5-40 yrs.
ParkWest Two	Office		356	—	—	3,285	356	3,285	3,641	1,215	2001	5-40 yrs.
Progress Center Renovation	Office		—	—	—	362	—	362	362	297	2003	5-40 yrs.
Raleigh Corp Center Lot D	Office		1,211	—	8	—	1,219	—	1,219	—	N/A	N/A
PNC Plaza	Office	43,852	1,206	—	—	72,234	1,206	72,234	73,440	17,248	2008	5-40 yrs.
Rexwoods Center I	Office		878	3,730	—	1,534	878	5,264	6,142	3,187	1990	5-40 yrs.
Rexwoods Center II	Office		362	1,818	—	1,086	362	2,904	3,266	1,321	1993	5-40 yrs.
Rexwoods Center III	Office		919	2,816	—	959	919	3,775	4,694	2,170	1992	5-40 yrs.
Rexwoods Center IV	Office		586	—	—	4,314	586	4,314	4,900	2,016	1995	5-40 yrs.
Rexwoods Center V	Office		1,301	—	184	6,353	1,485	6,353	7,838	2,525	1998	5-40 yrs.
Riverbirch	Office		469	4,038	23	5,189	492	9,227	9,719	1,455	1987	5-40 yrs.
Situs I	Office		692	4,646	178	(954)	870	3,692	4,562	1,612	1996	5-40 yrs.
Situs II	Office		718	6,254	181	(978)	899	5,276	6,175	2,252	1998	5-40 yrs.
Situs III	Office		440	4,078	119	(1,261)	559	2,817	3,376	1,014	2000	5-40 yrs.
Six Forks Center I	Office		666	2,665	—	1,874	666	4,539	5,205	2,271	1982	5-40 yrs.
Six Forks Center II	Office		1,086	4,533	—	2,271	1,086	6,804	7,890	3,560	1983	5-40 yrs.
Six Forks Center III	Office		862	4,411	—	2,724	862	7,135	7,997	3,836	1987	5-40 yrs.
Smoketree Tower	Office		2,353	11,743	—	6,048	2,353	17,791	20,144	8,465	1984	5-40 yrs.
4601 Creekstone Drive	Office		255	—	217	5,476	472	5,476	5,948	2,535	1997	5-40 yrs.

HIGHWOODS PROPERTIES, INC. HIGHWOODS REALTY LIMITED PARTNERSHIP SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

			Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Property Type	2015 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets (2)	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
Weston - Land	Other		22,771	—	(14,992)	—	7,779	—	7,779	—	N/A	N/A
4625 Creekstone Drive	Office		458	—	268	5,745	726	5,745	6,471	2,670	1995	5-40 yrs.
11000 Weston Parkway	Office		2,651	18,850	—	483	2,651	19,333	21,984	2,900	1998	5-40 yrs.
GlenLake Five	Office		—	—	2,263	30,264	2,263	30,264	32,527	1,004	2014	5-40 yrs.
11800 Weston Parkway	Office		—	—	826	13,188	826	13,188	14,014	299	2014	5-40 yrs.
CentreGreen Café	Office		—	—	41	3,509	41	3,509	3,550	96	2014	5-40 yrs.
CentreGreen Fitness Center	Office		—	—	27	2,322	27	2,322	2,349	63	2014	5-40 yrs.
One Bank of America Plaza	Office		11,288	68,375	—	10,405	11,288	78,780	90,068	3,222	1986	5-40 yrs.
Weston Lakefront I	Office		—	—	8,522	42,267	8,522	42,267	50,789	1,209	2015	5-40 yrs.
Weston Lakefront II	Office		—	—	8,522	45,870	8,522	45,870	54,392	1,068	2015	5-40 yrs.
Other Property	Other		26,276	16,449	(24,595)	1,538	1,681	17,987	19,668	8,750	N/A	N/A
Richmond, VA
4900 Cox Road	Office		1,324	5,311	15	2,916	1,339	8,227	9,566	4,142	1991	5-40 yrs.
Colonnade Building	Office		1,364	6,105	—	1,713	1,364	7,818	9,182	2,431	2003	5-40 yrs.
Dominion Place - Pitts Parcel - Land	Office		1,101	—	(665)	—	436	—	436	—	N/A	N/A
Markel 4521	Office		1,581	13,299	168	(1,656)	1,749	11,643	13,392	4,575	1999	5-40 yrs.
Hamilton Beach/Proctor-Silex	Office		1,086	4,345	10	2,306	1,096	6,651	7,747	3,897	1986	5-40 yrs.
Highwoods Commons	Office		521	—	458	3,913	979	3,913	4,892	1,561	1999	5-40 yrs.
Highwoods One	Office		1,688	—	22	11,281	1,710	11,281	12,991	5,571	1996	5-40 yrs.
Highwoods Two	Office		786	—	226	6,133	1,012	6,133	7,145	2,947	1997	5-40 yrs.
Highwoods Five	Office		783	—	11	5,495	794	5,495	6,289	2,485	1998	5-40 yrs.
Highwoods Plaza	Office		909	—	187	5,892	1,096	5,892	6,988	2,499	2000	5-40 yrs.
Innslake Center	Office		845	—	195	6,486	1,040	6,486	7,526	2,238	2001	5-40 yrs.
Highwoods Centre	Office		1,205	4,825	—	1,294	1,205	6,119	7,324	2,958	1990	5-40 yrs.
Markel 4501	Office		1,300	13,259	213	(1,699)	1,513	11,560	13,073	5,360	1998	5-40 yrs.
Markel 4600	Office		1,700	17,081	169	(49)	1,869	17,032	18,901	7,621	1989	5-40 yrs.
North Park	Office		2,163	8,659	6	2,464	2,169	11,123	13,292	5,205	1989	5-40 yrs.
North Shore Commons I	Office		951	—	17	12,048	968	12,048	13,016	4,155	2002	5-40 yrs.
North Shore Commons II	Office		2,067	—	(89)	10,544	1,978	10,544	12,522	2,123	2007	5-40 yrs.
North Shore Commons C - Land	Office		1,497	—	15	—	1,512	—	1,512	—	N/A	N/A
North Shore Commons D - Land	Office		1,261	—	—	—	1,261	—	1,261	—	N/A	N/A

HIGHWOODS PROPERTIES, INC. HIGHWOODS REALTY LIMITED PARTNERSHIP SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

			Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Property Type	2015 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets (2)	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
Nuckols Corner Land	Office		1,259	—	203	—	1,462	—	1,462	—	N/A	N/A
One Shockoe Plaza	Office		—	—	356	15,778	356	15,778	16,134	7,921	1996	5-40 yrs.
Pavilion Land	Office		181	46	20	(46)	201	—	201	—	N/A	N/A
Lake Brook Commons	Office		1,600	8,864	21	2,189	1,621	11,053	12,674	2,883	1996	5-40 yrs.
Sadler & Cox Land	Office		1,535	—	343	—	1,878	—	1,878	—	N/A	N/A
4840 Cox Road	Office		1,918	—	358	13,559	2,276	13,559	15,835	5,704	2005	5-40 yrs.
Stony Point F Land	Office		1,841	—	(774)	—	1,067	—	1,067	—	N/A	N/A
Stony Point I	Office		1,384	11,630	(267)	3,561	1,117	15,191	16,308	6,798	1990	5-40 yrs.
Stony Point II	Office		1,240	—	103	12,084	1,343	12,084	13,427	5,094	1999	5-40 yrs.
Stony Point III	Office		995	—	—	9,936	995	9,936	10,931	3,407	2002	5-40 yrs.
Stony Point IV	Office		955	—	—	11,303	955	11,303	12,258	2,864	2006	5-40 yrs.
Virginia Mutual	Office		1,301	6,036	15	1,162	1,316	7,198	8,514	2,658	1996	5-40 yrs.
Waterfront Plaza	Office		585	2,347	8	1,191	593	3,538	4,131	2,103	1988	5-40 yrs.
Innsbrook Center	Office		914	8,249	—	394	914	8,643	9,557	2,661	1987	5-40 yrs.
Tampa, FL
4200 Cypress	Office		2,673	16,470	—	2,672	2,673	19,142	21,815	3,225	1989	5-40 yrs.
Bayshore Place	Office		2,276	11,817	—	1,907	2,276	13,724	16,000	6,661	1990	5-40 yrs.
General Services Administration Building	Office		4,054	—	406	27,533	4,460	27,533	31,993	9,040	2005	5-40 yrs.
Highwoods Preserve Building I	Office		991	—	—	22,597	991	22,597	23,588	9,238	1999	5-40 yrs.
Highwoods Preserve - Land	Office		1,485	—	485	—	1,970	—	1,970	—	N/A	N/A
Highwoods Preserve Building V	Office		881	—	—	25,361	881	25,361	26,242	9,844	2001	5-40 yrs.
Highwoods Bay Center I	Office		3,565	—	(64)	36,680	3,501	36,680	40,181	8,540	2007	5-40 yrs.
HIW Bay Center II - Land	Office		3,482	—	—	—	3,482	—	3,482	—	N/A	N/A
Highwoods Preserve Building VII	Office		790	—	—	12,498	790	12,498	13,288	2,730	2007	5-40 yrs.
HIW Preserve VII Garage	Office		—	—	—	6,789	—	6,789	6,789	1,513	2007	5-40 yrs.
Horizon	Office		—	6,257	—	3,327	—	9,584	9,584	4,583	1980	5-40 yrs.
LakePointe One	Office		2,106	89	—	44,010	2,106	44,099	46,205	17,726	1986	5-40 yrs.
LakePointe Two	Office		2,000	15,848	672	14,216	2,672	30,064	32,736	9,845	1999	5-40 yrs.
Lakeside	Office		—	7,369	—	4,907	—	12,276	12,276	4,169	1978	5-40 yrs.
Lakeside/Parkside Garage	Office		—	—	—	5,587	—	5,587	5,587	1,255	2004	5-40 yrs.
One Harbour Place	Office		2,016	25,252	—	7,107	2,016	32,359	34,375	12,161	1985	5-40 yrs.

HIGHWOODS PROPERTIES, INC. HIGHWOODS REALTY LIMITED PARTNERSHIP SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

			Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Property Type	2015 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets (2)	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
Parkside	Office		—	9,407	—	3,023	—	12,430	12,430	5,740	1979	5-40 yrs.
Pavilion	Office		—	16,394	—	4,017	—	20,411	20,411	8,885	1982	5-40 yrs.
Pavilion Parking Garage	Office		—	—	—	5,682	—	5,682	5,682	2,288	1999	5-40 yrs.
Spectrum	Office		1,454	14,502	—	6,477	1,454	20,979	22,433	9,450	1984	5-40 yrs.
Tower Place	Office		3,218	19,898	—	4,370	3,218	24,268	27,486	11,089	1988	5-40 yrs.
Westshore Square	Office		1,126	5,186	—	1,658	1,126	6,844	7,970	3,161	1976	5-40 yrs.
Independence Park - Land	Office		4,943	—	(4,943)	—	—	—	—	—	N/A	N/A
Independence Park I	Office		2,531	4,526	—	4,877	2,531	9,403	11,934	2,219	1983	5-40 yrs.
Meridian I	Office		1,849	22,363	—	1,302	1,849	23,665	25,514	2,222	1984	5-40 yrs.
Meridian II	Office		1,302	19,588	—	2,004	1,302	21,592	22,894	2,278	1986	5-40 yrs.
Suntrust Financial Centre	Office		—	—	1,980	102,138	1,980	102,138	104,118	1,298	1992	5-40 yrs.
Suntrust Financial Land	Office		—	—	2,225	17	2,225	17	2,242	—	N/A	5-40 yrs.
			506,874	2,171,535	22,845	2,214,604	529,719	4,386,139	4,915,858	1,138,378

2015 Encumbrance Notes

(1)	These assets are pledged as collateral for a $112.2 million first mortgage loan.

(2)	The tax basis of aggregate land and buildings and tenant improvements as of December 31, 2015 is $4.5 billion.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Raleigh, State of North Carolina, on February 9, 2016.

Highwoods Properties, Inc.
By:	/s/ Edward J. Fritsch
Edward J. Fritsch
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ O. Temple Sloan, Jr.	Chairman of the Board of Directors	February 9, 2016
O. Temple Sloan, Jr.

/s/ Edward J. Fritsch	President, Chief Executive Officer and Director	February 9, 2016
Edward J. Fritsch

/s/ Charles A. Anderson	Director	February 9, 2016
Charles A. Anderson

/s/ Gene H. Anderson	Director	February 9, 2016
Gene H. Anderson

/s/ Carlos E. Evans	Director	February 9, 2016
Carlos E. Evans

/s/ David J. Hartzell	Director	February 9, 2016
David J. Hartzell

/s/ Sherry A. Kellett	Director	February 9, 2016
Sherry A. Kellett

/s/ Mark F. Mulhern	Senior Vice President and Chief Financial Officer	February 9, 2016
Mark F. Mulhern

/s/ Daniel L. Clemmens	Vice President and Chief Accounting Officer	February 9, 2016
Daniel L. Clemmens

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Raleigh, State of North Carolina, on February 9, 2016.

Highwoods Realty Limited Partnership
By:	Highwoods Properties, Inc., its sole general partner
By:	/s/ Edward J. Fritsch
Edward J. Fritsch
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ O. Temple Sloan, Jr.	Chairman of the Board of Directors of the General Partner	February 9, 2016
O. Temple Sloan, Jr.

/s/ Edward J. Fritsch	President, Chief Executive Officer and Director of the General Partner	February 9, 2016
Edward J. Fritsch

/s/ Charles A. Anderson	Director of the General Partner	February 9, 2016
Charles A. Anderson

/s/ Gene H. Anderson	Director of the General Partner	February 9, 2016
Gene H. Anderson

/s/ Carlos E. Evans	Director of the General Partner	February 9, 2016
Carlos E. Evans

/s/ David J. Hartzell	Director of the General Partner	February 9, 2016
David J. Hartzell

/s/ Sherry A. Kellett	Director of the General Partner	February 9, 2016
Sherry A. Kellett

/s/ Mark F. Mulhern	Senior Vice President and Chief Financial Officer of the General Partner	February 9, 2016
Mark F. Mulhern

/s/ Daniel L. Clemmens	Vice President and Chief Accounting Officer of the General Partner	February 9, 2016
Daniel L. Clemmens