Form 10-Q
period 2016-03-31
HIGHWOODS PROPERTIES INC; HIGHWOODS REALTY LTD PARTNERSHIP
filed 2016-04-26
CIK 921082, 941713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The Company had 97,409,163 shares of Common Stock outstanding as of April 19, 2016.

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

Certain information contained herein is presented as of April 19, 2016, the latest practicable date for financial information prior to the filing of this Quarterly Report.

This report combines the Quarterly Reports on Form 10-Q for the period ended March 31, 2016 of the Company and the Operating Partnership. We believe combining the quarterly reports into this single report results in the following benefits:

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

To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•	Consolidated Financial Statements;

•	Note 13 to Consolidated Financial Statements - Earnings Per Share and Per Unit;

•	Item 4 - Controls and Procedures; and

•	Item 6 - Certifications of CEO and CFO Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2016

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HIGHWOODS PROPERTIES, INC.
Consolidated Balance Sheets
(Unaudited and in thousands, except share and per share data)

	March 31, 2016	December 31, 2015
Assets:
Real estate assets, at cost:
Land	$448,706	$443,705
Buildings and tenant improvements	4,113,001	4,063,328
Development in-process	180,150	194,050
Land held for development	68,244	68,244
	4,810,101	4,769,327
Less-accumulated depreciation	(1,033,127)	(1,007,104)
Net real estate assets	3,776,974	3,762,223
Real estate and other assets, net, held for sale	—	240,948
Cash and cash equivalents	3,345	5,036
Restricted cash	258,444	16,769
Accounts receivable, net of allowance of $1,003 and $928, respectively	25,912	29,077
Mortgages and notes receivable, net of allowance of $282 and $287, respectively	9,661	2,096
Accrued straight-line rents receivable, net of allowance of $468 and $257, respectively	156,323	150,392
Investments in and advances to unconsolidated affiliates	19,225	20,676
Deferred leasing costs, net of accumulated amortization of $122,630 and $115,172, respectively	224,459	231,765
Prepaid expenses and other assets, net of accumulated amortization of $18,590 and $17,830, respectively	39,681	26,649
Total Assets	$4,514,024	$4,485,631
Liabilities, Noncontrolling Interests in the Operating Partnership and Equity:
Mortgages and notes payable, net	$2,100,937	$2,491,813
Accounts payable, accrued expenses and other liabilities	212,106	233,988
Liabilities held for sale	—	14,119
Total Liabilities	2,313,043	2,739,920
Commitments and contingencies
Noncontrolling interests in the Operating Partnership	138,637	126,429
Equity:
Preferred Stock, $.01 par value, 50,000,000 authorized shares;
8.625% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 29,030 and 29,050 shares issued and outstanding, respectively	29,030	29,050
Common Stock, $.01 par value, 200,000,000 authorized shares;
97,392,301 and 96,091,932 shares issued and outstanding, respectively	974	961
Additional paid-in capital	2,652,254	2,598,242
Distributions in excess of net income available for common stockholders	(631,226)	(1,023,135)
Accumulated other comprehensive loss	(6,651)	(3,811)
Total Stockholders’ Equity	2,044,381	1,601,307
Noncontrolling interests in consolidated affiliates	17,963	17,975
Total Equity	2,062,344	1,619,282
Total Liabilities, Noncontrolling Interests in the Operating Partnership and Equity	$4,514,024	$4,485,631

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Income
(Unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Rental and other revenues	$164,859	$145,236
Operating expenses:
Rental property and other expenses	57,580	52,514
Depreciation and amortization	53,494	46,867
General and administrative	11,137	11,243
Total operating expenses	122,211	110,624
Interest expense:
Contractual	19,715	20,442
Amortization of debt issuance costs	990	800
	20,705	21,242
Other income:
Interest and other income	517	582
	517	582
Income from continuing operations before disposition of investment properties and activity in unconsolidated affiliates	22,460	13,952
Gains on disposition of property	4,397	1,157
Equity in earnings of unconsolidated affiliates	1,285	1,811
Income from continuing operations	28,142	16,920
Discontinued operations:
Income from discontinued operations	4,097	3,915
Net gains on disposition of discontinued operations	414,496	—
	418,593	3,915
Net income	446,735	20,835
Net (income) attributable to noncontrolling interests in the Operating Partnership	(13,011)	(596)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(308)	(296)
Dividends on Preferred Stock	(626)	(627)
Net income available for common stockholders	$432,790	$19,316
Earnings per Common Share – basic:
Income from continuing operations available for common stockholders	$0.27	$0.17
Income from discontinued operations available for common stockholders	4.22	0.04
Net income available for common stockholders	$4.49	$0.21
Weighted average Common Shares outstanding – basic	96,373	93,222
Earnings per Common Share – diluted:
Income from continuing operations available for common stockholders	$0.27	$0.17
Income from discontinued operations available for common stockholders	4.22	0.04
Net income available for common stockholders	$4.49	$0.21
Weighted average Common Shares outstanding – diluted	99,357	96,279
Dividends declared per Common Share	$0.425	$0.425
Net income available for common stockholders:
Income from continuing operations available for common stockholders	$26,462	$15,521
Income from discontinued operations available for common stockholders	406,328	3,795
Net income available for common stockholders	$432,790	$19,316
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended March 31,
	2016	2015
Comprehensive income:
Net income	$446,735	$20,835
Other comprehensive loss:
Unrealized gains on tax increment financing bond	—	193
Unrealized losses on cash flow hedges	(3,635)	(2,914)
Amortization of cash flow hedges	795	924
Total other comprehensive loss	(2,840)	(1,797)
Total comprehensive income	443,895	19,038
Less-comprehensive (income) attributable to noncontrolling interests	(13,319)	(892)
Comprehensive income attributable to common stockholders	$430,576	$18,146

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Equity
(Unaudited and in thousands, except share amounts)

	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2015	96,091,932	$961	$29,050	$2,598,242	$(3,811)	$17,975	$(1,023,135)	$1,619,282
Issuances of Common Stock, net of issuance costs and tax withholdings	1,177,885	12	—	50,886	—	—	—	50,898
Dividends on Common Stock		—	—	—	—	—	(40,881)	(40,881)
Dividends on Preferred Stock		—	—	—	—	—	(626)	(626)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	(429)	—	—	—	(429)
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(320)	—	(320)
Issuances of restricted stock	122,832	—	—	—	—	—	—	—
Redemptions/repurchases of Preferred Stock		—	(20)	—	—	—	—	(20)
Share-based compensation expense, net of forfeitures	(348)	1	—	3,555	—	—	—	3,556
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(13,011)	(13,011)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	308	(308)	—
Comprehensive income:
Net income		—	—	—	—	—	446,735	446,735
Other comprehensive loss		—	—	—	(2,840)	—	—	(2,840)
Total comprehensive income								443,895
Balance at March 31, 2016	97,392,301	$974	$29,030	$2,652,254	$(6,651)	$17,963	$(631,226)	$2,062,344

	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
							(as revised)	(as revised)
Balance at December 31, 2014	92,907,310	$929	$29,060	$2,464,275	$(3,912)	$18,109	$(957,370)	$1,551,091
Issuances of Common Stock, net of issuance costs and tax withholdings	989,417	10	—	40,557	—	—	—	40,567
Conversions of Common Units to Common Stock	26,820	—	—	1,206	—	—	—	1,206
Dividends on Common Stock		—	—	—	—	—	(39,563)	(39,563)
Dividends on Preferred Stock		—	—	—	—	—	(627)	(627)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	(5,036)	—	—	—	(5,036)
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(321)	—	(321)
Issuances of restricted stock	123,571	—	—	—	—	—	—	—
Redemptions/repurchases of Preferred Stock		—	(10)	—	—	—	—	(10)
Share-based compensation expense, net of forfeitures		1	—	3,865	—	—	—	3,866
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(596)	(596)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	296	(296)	—
Comprehensive income:
Net income		—	—	—	—	—	20,835	20,835
Other comprehensive loss		—	—	—	(1,797)	—	—	(1,797)
Total comprehensive income								19,038
Balance at March 31, 2015	94,047,118	$940	$29,050	$2,504,867	$(5,709)	$18,084	$(977,617)	$1,569,615

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Three Months Ended March 31,
	2016	2015
Operating activities:
Net income	$446,735	$20,835
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,494	50,308
Amortization of lease incentives and acquisition-related intangible assets and liabilities	108	(67)
Share-based compensation expense	3,556	3,866
Allowance for losses on accounts and accrued straight-line rents receivable	1,077	417
Accrued interest on mortgages and notes receivable	(42)	(170)
Amortization of debt issuance costs	990	800
Amortization of cash flow hedges	795	924
Amortization of mortgages and notes payable fair value adjustments	(59)	57
Net gains on disposition of property	(418,893)	(1,157)
Equity in earnings of unconsolidated affiliates	(1,285)	(1,811)
Distributions of earnings from unconsolidated affiliates	717	1,386
Changes in operating assets and liabilities:
Accounts receivable	601	3,166
Prepaid expenses and other assets	(6,577)	(6,769)
Accrued straight-line rents receivable	(6,624)	(5,591)
Accounts payable, accrued expenses and other liabilities	(26,358)	(33,088)
Net cash provided by operating activities	48,235	33,106
Investing activities:
Investments in development in-process	(33,188)	(11,232)
Investments in tenant improvements and deferred leasing costs	(23,513)	(30,008)
Investments in building improvements	(16,479)	(12,081)
Net proceeds from disposition of real estate assets	661,390	5,650
Distributions of capital from unconsolidated affiliates	2,118	394
Investments in mortgages and notes receivable	(7,602)	(938)
Repayments of mortgages and notes receivable	79	87
Investments in and advances to unconsolidated affiliates	(105)	—
Changes in restricted cash and other investing activities	(248,865)	993
Net cash provided by/(used in) investing activities	333,835	(47,135)
Financing activities:
Dividends on Common Stock	(40,881)	(39,563)
Redemptions/repurchases of Preferred Stock	(20)	(10)
Dividends on Preferred Stock	(626)	(627)
Distributions to noncontrolling interests in the Operating Partnership	(1,232)	(1,248)
Distributions to noncontrolling interests in consolidated affiliates	(320)	(321)
Proceeds from the issuance of Common Stock	54,915	44,937
Costs paid for the issuance of Common Stock	(788)	(643)
Repurchase of shares related to tax withholdings	(3,229)	(3,727)
Borrowings on revolving credit facility	66,400	110,900
Repayments of revolving credit facility	(107,400)	(91,900)
Repayments of mortgages and notes payable	(350,535)	(1,220)
Changes in debt issuance costs and other financing activities	(45)	—
Net cash provided by/(used in) financing activities	(383,761)	16,578
Net increase/(decrease) in cash and cash equivalents	$(1,691)	$2,549
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows – Continued
(Unaudited and in thousands)

	Three Months Ended March 31,
	2016	2015
Net increase/(decrease) in cash and cash equivalents	$(1,691)	$2,549
Cash and cash equivalents at beginning of the period	5,036	8,832
Cash and cash equivalents at end of the period	$3,345	$11,381

Supplemental disclosure of cash flow information:

	Three Months Ended March 31,
	2016	2015
Cash paid for interest, net of amounts capitalized	$20,951	$21,480

Supplemental disclosure of non-cash investing and financing activities:

	Three Months Ended March 31,
	2016	2015
Unrealized losses on cash flow hedges	$(3,635)	$(2,914)
Conversions of Common Units to Common Stock	—	1,206
Changes in accrued capital expenditures	(5,978)	(2,697)
Write-off of fully depreciated real estate assets	12,579	15,020
Write-off of fully amortized debt issuance and leasing costs	5,282	10,147
Adjustment of noncontrolling interests in the Operating Partnership to fair value	429	5,036
Unrealized gains on tax increment financing bond	—	193

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Balance Sheets
(Unaudited and in thousands, except unit and per unit data)

	March 31, 2016	December 31, 2015
Assets:
Real estate assets, at cost:
Land	$448,706	$443,705
Buildings and tenant improvements	4,113,001	4,063,328
Development in-process	180,150	194,050
Land held for development	68,244	68,244
	4,810,101	4,769,327
Less-accumulated depreciation	(1,033,127)	(1,007,104)
Net real estate assets	3,776,974	3,762,223
Real estate and other assets, net, held for sale	—	240,948
Cash and cash equivalents	3,345	5,036
Restricted cash	258,444	16,769
Accounts receivable, net of allowance of $1,003 and $928, respectively	25,912	29,077
Mortgages and notes receivable, net of allowance of $282 and $287, respectively	9,661	2,096
Accrued straight-line rents receivable, net of allowance of $468 and $257, respectively	156,323	150,392
Investments in and advances to unconsolidated affiliates	19,225	20,676
Deferred leasing costs, net of accumulated amortization of $122,630 and $115,172, respectively	224,459	231,765
Prepaid expenses and other assets, net of accumulated amortization of $18,590 and $17,830, respectively	39,681	26,649
Total Assets	$4,514,024	$4,485,631
Liabilities, Redeemable Operating Partnership Units and Capital:
Mortgages and notes payable, net	$2,100,937	$2,491,813
Accounts payable, accrued expenses and other liabilities	212,106	233,988
Liabilities held for sale	—	14,119
Total Liabilities	2,313,043	2,739,920
Commitments and contingencies
Redeemable Operating Partnership Units:
Common Units, 2,899,752 outstanding	138,637	126,429
Series A Preferred Units (liquidation preference $1,000 per unit), 29,030 and 29,050 units issued and outstanding, respectively	29,030	29,050
Total Redeemable Operating Partnership Units	167,667	155,479
Capital:
Common Units:
General partner Common Units, 998,832 and 985,829 outstanding, respectively	20,219	15,759
Limited partner Common Units, 95,984,660 and 94,697,294 outstanding, respectively	2,001,783	1,560,309
Accumulated other comprehensive loss	(6,651)	(3,811)
Noncontrolling interests in consolidated affiliates	17,963	17,975
Total Capital	2,033,314	1,590,232
Total Liabilities, Redeemable Operating Partnership Units and Capital	$4,514,024	$4,485,631

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Income
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended March 31,
	2016	2015
Rental and other revenues	$164,859	$145,236
Operating expenses:
Rental property and other expenses	57,580	52,514
Depreciation and amortization	53,494	46,867
General and administrative	11,137	11,243
Total operating expenses	122,211	110,624
Interest expense:
Contractual	19,715	20,442
Amortization of debt issuance costs	990	800
	20,705	21,242
Other income:
Interest and other income	517	582
	517	582
Income from continuing operations before disposition of investment properties and activity in unconsolidated affiliates	22,460	13,952
Gains on disposition of property	4,397	1,157
Equity in earnings of unconsolidated affiliates	1,285	1,811
Income from continuing operations	28,142	16,920
Discontinued operations:
Income from discontinued operations	4,097	3,915
Net gains on disposition of discontinued operations	414,496	—
	418,593	3,915
Net income	446,735	20,835
Net (income) attributable to noncontrolling interests in consolidated affiliates	(308)	(296)
Distributions on Preferred Units	(626)	(627)
Net income available for common unitholders	$445,801	$19,912
Earnings per Common Unit – basic:
Income from continuing operations available for common unitholders	$0.28	$0.17
Income from discontinued operations available for common unitholders	4.23	0.04
Net income available for common unitholders	$4.51	$0.21
Weighted average Common Units outstanding – basic	98,864	95,746
Earnings per Common Unit – diluted:
Income from continuing operations available for common unitholders	$0.28	$0.17
Income from discontinued operations available for common unitholders	4.23	0.04
Net income available for common unitholders	$4.51	$0.21
Weighted average Common Units outstanding – diluted	98,948	95,870
Distributions declared per Common Unit	$0.425	$0.425
Net income available for common unitholders:
Income from continuing operations available for common unitholders	$27,208	$15,997
Income from discontinued operations available for common unitholders	418,593	3,915
Net income available for common unitholders	$445,801	$19,912
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended March 31,
	2016	2015
Comprehensive income:
Net income	$446,735	$20,835
Other comprehensive loss:
Unrealized gains on tax increment financing bond	—	193
Unrealized losses on cash flow hedges	(3,635)	(2,914)
Amortization of cash flow hedges	795	924
Total other comprehensive loss	(2,840)	(1,797)
Total comprehensive income	443,895	19,038
Less-comprehensive (income) attributable to noncontrolling interests	(308)	(296)
Comprehensive income attributable to common unitholders	$443,587	$18,742

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Capital
(Unaudited and in thousands)

	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2015	$15,759	$1,560,309	$(3,811)	$17,975	$1,590,232
Issuances of Common Units, net of issuance costs and tax withholdings	509	50,389	—	—	50,898
Distributions paid on Common Units	(419)	(41,520)	—	—	(41,939)
Distributions paid on Preferred Units	(6)	(620)	—	—	(626)
Share-based compensation expense, net of forfeitures	36	3,520	—	—	3,556
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(320)	(320)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	(124)	(12,258)	—	—	(12,382)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(3)	(305)	—	308	—
Comprehensive income:
Net income	4,467	442,268	—	—	446,735
Other comprehensive loss	—	—	(2,840)	—	(2,840)
Total comprehensive income					443,895
Balance at March 31, 2016	$20,219	$2,001,783	$(6,651)	$17,963	$2,033,314

	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
	(as revised)	(as revised)			(as revised)
Balance at December 31, 2014	$15,078	$1,492,948	$(3,912)	$18,109	$1,522,223
Issuances of Common Units, net of issuance costs and tax withholdings	406	40,161	—	—	40,567
Distributions paid on Common Units	(406)	(40,231)	—	—	(40,637)
Distributions paid on Preferred Units	(6)	(621)	—	—	(627)
Share-based compensation expense, net of forfeitures	39	3,827	—	—	3,866
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(321)	(321)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	(36)	(3,508)	—	—	(3,544)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(3)	(293)	—	296	—
Comprehensive income:
Net income	208	20,627	—	—	20,835
Other comprehensive loss	—	—	(1,797)	—	(1,797)
Total comprehensive income					19,038
Balance at March 31, 2015	$15,280	$1,512,910	$(5,709)	$18,084	$1,540,565

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Three Months Ended March 31,
	2016	2015
Operating activities:
Net income	$446,735	$20,835
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,494	50,308
Amortization of lease incentives and acquisition-related intangible assets and liabilities	108	(67)
Share-based compensation expense	3,556	3,866
Allowance for losses on accounts and accrued straight-line rents receivable	1,077	417
Accrued interest on mortgages and notes receivable	(42)	(170)
Amortization of debt issuance costs	990	800
Amortization of cash flow hedges	795	924
Amortization of mortgages and notes payable fair value adjustments	(59)	57
Net gains on disposition of property	(418,893)	(1,157)
Equity in earnings of unconsolidated affiliates	(1,285)	(1,811)
Distributions of earnings from unconsolidated affiliates	717	1,386
Changes in operating assets and liabilities:
Accounts receivable	601	3,166
Prepaid expenses and other assets	(6,577)	(6,769)
Accrued straight-line rents receivable	(6,624)	(5,591)
Accounts payable, accrued expenses and other liabilities	(26,358)	(33,002)
Net cash provided by operating activities	48,235	33,192
Investing activities:
Investments in development in-process	(33,188)	(11,232)
Investments in tenant improvements and deferred leasing costs	(23,513)	(30,008)
Investments in building improvements	(16,479)	(12,081)
Net proceeds from disposition of real estate assets	661,390	5,650
Distributions of capital from unconsolidated affiliates	2,118	394
Investments in mortgages and notes receivable	(7,602)	(938)
Repayments of mortgages and notes receivable	79	87
Investments in and advances to unconsolidated affiliates	(105)	—
Changes in restricted cash and other investing activities	(248,865)	993
Net cash provided by/(used in) investing activities	333,835	(47,135)
Financing activities:
Distributions on Common Units	(41,939)	(40,637)
Redemptions/repurchases of Preferred Units	(20)	(10)
Distributions on Preferred Units	(626)	(627)
Distributions to noncontrolling interests in consolidated affiliates	(320)	(321)
Proceeds from the issuance of Common Units	54,915	44,937
Costs paid for the issuance of Common Units	(788)	(643)
Repurchase of units related to tax withholdings	(3,229)	(3,727)
Borrowings on revolving credit facility	66,400	110,900
Repayments of revolving credit facility	(107,400)	(91,900)
Repayments of mortgages and notes payable	(350,535)	(1,220)
Changes in debt issuance costs and other financing activities	(219)	(366)
Net cash provided by/(used in) financing activities	(383,761)	16,386
Net increase/(decrease) in cash and cash equivalents	$(1,691)	$2,443
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows - Continued
(Unaudited and in thousands)

	Three Months Ended March 31,
	2016	2015
Net increase/(decrease) in cash and cash equivalents	$(1,691)	$2,443
Cash and cash equivalents at beginning of the period	5,036	8,938
Cash and cash equivalents at end of the period	$3,345	$11,381

Supplemental disclosure of cash flow information:

	Three Months Ended March 31,
	2016	2015
Cash paid for interest, net of amounts capitalized	$20,951	$21,480

Supplemental disclosure of non-cash investing and financing activities:

	Three Months Ended March 31,
	2016	2015
Unrealized losses on cash flow hedges	$(3,635)	$(2,914)
Changes in accrued capital expenditures	(5,978)	(2,697)
Write-off of fully depreciated real estate assets	12,579	15,020
Write-off of fully amortized debt issuance and leasing costs	5,282	10,147
Adjustment of Redeemable Common Units to fair value	12,208	3,178
Unrealized gains on tax increment financing bond	—	193

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(tabular dollar amounts in thousands, except per share and per unit data)
(Unaudited)

1.    Description of Business and Significant Accounting Policies

Description of Business

Highwoods Properties, Inc. (the “Company”) is a fully integrated real estate investment trust (“REIT”) that provides leasing, management, development, construction and other customer-related services for its properties and for third parties. The Company conducts its activities through Highwoods Realty Limited Partnership (the “Operating Partnership”). At March 31, 2016, we owned or had an interest in 31.2 million rentable square feet of in-service properties, 1.3 million rentable square feet of properties under development and approximately 500 acres of development land.

The Company is the sole general partner of the Operating Partnership. At March 31, 2016, the Company owned all of the Preferred Units and 97.0 million, or 97.1%, of the Common Units in the Operating Partnership. Limited partners owned the remaining 2.9 million Common Units.

Common Stock Offerings

During the three months ended March 31, 2016, the Company issued 1,054,496 shares of Common Stock under its equity distribution agreements at an average gross sales price of $45.86 per share and received net proceeds, after sales commissions, of $47.6 million.

Basis of Presentation

Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Our Consolidated Statements of Income for the three months ended March 31, 2015 were retrospectively revised from previously reported amounts to reclassify the operations for those properties classified as discontinued operations. The Company's Consolidated Financial Statements include the Operating Partnership, wholly owned subsidiaries and those entities in which the Company has the controlling interest. The Operating Partnership's Consolidated Financial Statements include wholly owned subsidiaries and those entities in which the Operating Partnership has the controlling interest. In addition, we consolidate those entities deemed to be variable interest entities in which we are determined to be the primary beneficiary. At March 31, 2016, we had involvement with, but are not the primary beneficiary in, an entity that we concluded to be a variable interest entity. All intercompany transactions and accounts have been eliminated.

The unaudited interim consolidated financial statements and accompanying unaudited consolidated financial information, in the opinion of management, contain all adjustments (including normal recurring accruals) necessary for a fair presentation of our financial position, results of operations and cash flows. We have condensed or omitted certain notes and other information from the interim Consolidated Financial Statements presented in this Quarterly Report as permitted by SEC rules and regulations. These Consolidated Financial Statements should be read in conjunction with our 2015 Annual Report on Form 10-K.

During 2015, as a result of our partner’s irrevocable exercise of a buy-sell provision in our SF-HIW Harborview Plaza, LP joint venture agreement, our partner’s right to put its 80.0% equity interest back to us became no longer exercisable. As a result, we recorded the original contribution transaction as a partial sale. Our investment in this joint venture then qualified for the equity method of accounting, which resulted in the retrospective revision of our Consolidated Balance Sheets and Consolidated Statements of Equity and Capital for prior periods. Such retrospective revision is denoted using "as revised" on our Consolidated Statements of Equity and Capital as of March 31, 2015.

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

The FASB recently issued an accounting standards update that amended consolidation requirements. The amendments significantly change the consolidation analysis required under GAAP and require companies to reevaluate all previous consolidation conclusions. We adopted the accounting standards update as of January 1, 2016 and there was no impact to consolidated entities included in our Consolidated Financial Statements. However, in reevaluating our previous consolidation conclusions upon adoption of the accounting standards update, we determined our 12.5% equity interest in an unconsolidated affiliate to be an interest in a variable interest entity because certain of its limited partners do not have substantive kick-out or participating rights. We do not qualify as the primary beneficiary since our obligation to absorb losses and receive benefits of the variable interest entity is less than that of the other general partner. Accordingly, the entity is not consolidated. Our maximum exposure to loss with respect to this arrangement is limited to the $1.6 million carrying value of our 12.5% investment in the unconsolidated affiliate.

The FASB recently issued an accounting standards update that requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability to which they relate, consistent with debt discounts, as opposed to being presented as assets. For debt issuance costs related to revolving credit facilities, the FASB allows the presentation of debt issuance costs as an asset. We adopted the accounting standards update as of January 1, 2016 with retrospective application to our December 31, 2015 Consolidated Balance Sheets. The effect of the adoption was to reclassify debt issuance costs from deferred financing and leasing costs, net of accumulated amortization, as follows: $7.8 million to a contra account as a deduction from the related mortgages and notes payable and $2.1 million to prepaid expenses and other assets. There was no effect on our Consolidated Statements of Income.

The FASB recently issued an accounting standards update which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors.  The accounting standards update requires lessors to account for leases using an approach that is substantially equivalent to the existing guidance and is effective for reporting periods beginning after December 15, 2018 with early adoption permitted.  We are in the process of evaluating this accounting standards update.

2.    Real Estate Assets

Dispositions

During the first quarter of 2016, we sold:

•
substantially all of our wholly-owned Country Club Plaza assets in Kansas City (which we refer to as the “Plaza assets”) for a sale price of $660.0 million (before closing credits to buyer of $4.8 million). We recorded gains on disposition of discontinued operations of $414.5 million and a gain on disposition of property of $1.3 million related to the land;

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

2.    Real Estate Assets - Continued

•
a 32,000 square foot building for a sale price of $4.7 million (before closing credits to buyer of $0.1 million) and recorded a gain on disposition of property of $1.1 million. The buyer, which leased 79% of the building, is a family business controlled by a director of the Company. The sale price exceeded the value set forth in an appraisal performed by a reputable independent commercial real estate services firm that has no relationship with the director or any of his affiliates; and

•	a building for a sale price of $6.4 million (before closing credits to buyer of $0.5 million) and recorded a gain on disposition of property of $2.0 million.

3.    Mortgages and Notes Receivable

Mortgages and notes receivable were $9.7 million and $2.1 million at March 31, 2016 and December 31, 2015, respectively. We evaluate the ability to collect our mortgages and notes receivable by monitoring the leasing statistics and/or market fundamentals of these assets. As of March 31, 2016, our mortgages and notes receivable were not in default and there were no other indicators of impairment.

4.    Investments in and Advances to Unconsolidated Affiliates

We have equity interests of up to 50.0% in various joint ventures with unrelated third parties that are accounted for using the equity method of accounting because we have the ability to exercise significant influence over their operating and financial policies.

The following table sets forth the summarized income statements of our unconsolidated affiliates:

	Three Months Ended March 31,
	2016	2015
Income Statements:
Rental and other revenues	$10,772	$12,231
Expenses:
Rental property and other expenses	4,715	5,667
Depreciation and amortization	2,747	3,115
Interest expense	1,377	2,149
Total expenses	8,839	10,931
Income before disposition of property	1,933	1,300
Gains on disposition of property	902	2,127
Net income	$2,835	$3,427

During the first quarter of 2016, Concourse Center Associates, LLC sold two buildings and land to an unrelated third party for an aggregate sale price of $11.0 million and recorded losses on disposition of property of $0.1 million. As our cost basis was different from the basis reflected at the joint venture level, we recorded $0.4 million of gains through equity in earnings of unconsolidated affiliates. Simultaneously with the sale, the joint venture repaid all $6.6 million of its secured debt.

During the first quarter of 2016, 4600 Madison Associates, LP sold land to an unrelated third party for a sale price of $3.4 million and recorded a gain on disposition of property of $1.0 million. We recorded $0.1 million as our share of this gain through equity in earnings of unconsolidated affiliates. Simultaneously with the sale, the joint venture used all of the proceeds to pay down $3.4 million on its secured mortgage loan with an effective interest rate of 6.85%.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

5.    Intangible Assets and Below Market Lease Liabilities

The following table sets forth total intangible assets and acquisition-related below market lease liabilities, net of accumulated amortization:

	March 31, 2016	December 31, 2015
Assets:
Deferred leasing costs (including lease incentives and above market lease and in-place lease acquisition-related intangible assets)	$347,089	$346,937
Less accumulated amortization	(122,630)	(115,172)
	$224,459	$231,765

Liabilities (in accounts payable, accrued expenses and other liabilities):
Acquisition-related below market lease liabilities	$63,628	$63,830
Less accumulated amortization	(19,497)	(17,927)
	$44,131	$45,903

The following table sets forth amortization of intangible assets and below market lease liabilities:

	Three Months Ended March 31,
	2016	2015
Amortization of deferred leasing costs and acquisition-related intangible assets (in depreciation and amortization)	$11,335	$10,001
Amortization of lease incentives (in rental and other revenues)	$711	$351
Amortization of acquisition-related intangible assets (in rental and other revenues)	$1,031	$1,166
Amortization of acquisition-related intangible assets (in rental property and other expenses)	$138	$137
Amortization of acquisition-related below market lease liabilities (in rental and other revenues)	$(1,772)	$(1,732)

The following table sets forth scheduled future amortization of intangible assets and below market lease liabilities:

	Amortization of Deferred Leasing Costs and Acquisition-Related Intangible Assets (in Depreciation and Amortization)	Amortization of Lease Incentives (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental Property and Other Expenses)	Amortization of Acquisition-Related Below Market Lease Liabilities (in Rental and Other Revenues)
April 1 through December 31, 2016	$34,295	$1,011	$2,805	$415	$(5,225)
2017	38,954	1,275	2,650	553	(6,619)
2018	32,108	1,171	1,706	553	(6,228)
2019	26,469	961	1,305	553	(5,737)
2020	21,882	725	988	525	(5,408)
Thereafter	48,940	2,056	2,559	—	(14,914)
	$202,648	$7,199	$12,013	$2,599	$(44,131)
Weighted average remaining amortization periods as of March 31, 2016 (in years)	6.7	7.2	6.1	4.7	7.7

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

6.    Mortgages and Notes Payable

The following table sets forth our mortgages and notes payable:

	March 31, 2016	December 31, 2015
Secured indebtedness	$174,475	$175,281
Unsecured indebtedness	1,933,536	2,324,333
Less-unamortized debt issuance costs	(7,074)	(7,801)
Total mortgages and notes payable, net	$2,100,937	$2,491,813

At March 31, 2016, our secured mortgage loans were collateralized by real estate assets with an aggregate undepreciated book value of $315.8 million.

Our $475.0 million unsecured revolving credit facility is scheduled to mature in January 2018 and includes an accordion feature that allows for an additional $75.0 million of borrowing capacity subject to additional lender commitments. Assuming no defaults have occurred, we have an option to extend the maturity for two additional six-month periods. The interest rate at our current credit ratings is LIBOR plus 110 basis points and the annual facility fee is 20 basis points. There was $258.0 million and $257.0 million outstanding under our revolving credit facility at March 31, 2016 and April 19, 2016, respectively. At both March 31, 2016 and April 19, 2016, we had $0.2 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at March 31, 2016 and April 19, 2016 was $216.8 million and $217.8 million, respectively.

During the first quarter of 2016, we prepaid without penalty the $350.0 million balance on our unsecured bridge facility that was originally scheduled to mature in March 2016.

We are currently in compliance with financial covenants and other requirements with respect to our consolidated debt.

7.	Derivative Financial Instruments

During the first quarter of 2016, we obtained $150.0 million notional amount of forward-starting swaps that effectively lock the underlying treasury rate at 1.90% with respect to a forecasted debt issuance expected to occur between June 15, 2016 and March 15, 2017. The counterparties under the swaps are major financial institutions.

Our interest rate swaps have been designated as and are being accounted for as cash flow hedges with changes in fair value recorded in other comprehensive income/(loss) each reporting period. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on our cash flow hedges during the three months ended March 31, 2016 and 2015. We have no collateral requirements related to our interest rate swaps.

Amounts reported in accumulated other comprehensive loss ("AOCL") related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the period from April 1, 2016 through March 31, 2017, we estimate that $3.3 million will be reclassified to interest expense.

The following table sets forth the fair value of our derivatives:

	March 31, 2016	December 31, 2015
Derivatives:
Derivatives designated as cash flow hedges in accounts payable, accrued expenses and other liabilities:
Interest rate swaps	$5,992	$3,073

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

7.	Derivative Financial Instruments - Continued

The following table sets forth the effect of our cash flow hedges on AOCL and interest expense:

	Three Months Ended March 31,
	2016	2015
Derivatives Designated as Cash Flow Hedges:
Amount of unrealized losses recognized in AOCL on derivatives (effective portion):
Interest rate swaps	$(3,635)	$(2,914)
Amount of losses reclassified out of AOCL into contractual interest expense (effective portion):
Interest rate swaps	$795	$924

8.	Noncontrolling Interests

Noncontrolling Interests in Consolidated Affiliates

At March 31, 2016, our noncontrolling interests in consolidated affiliates relate to our joint venture partner's 50.0% interest in office properties in Richmond, VA. Our joint venture partner is an unrelated third party.

Noncontrolling Interests in the Operating Partnership

The following table sets forth the Company's noncontrolling interests in the Operating Partnership:

	Three Months Ended March 31,
	2016	2015
Beginning noncontrolling interests in the Operating Partnership	$126,429	$130,048
Adjustment of noncontrolling interests in the Operating Partnership to fair value	429	5,036
Conversions of Common Units to Common Stock	—	(1,206)
Net income attributable to noncontrolling interests in the Operating Partnership	13,011	596
Distributions to noncontrolling interests in the Operating Partnership	(1,232)	(1,248)
Total noncontrolling interests in the Operating Partnership	$138,637	$133,226

The following table sets forth net income available for common stockholders and transfers from the Company's noncontrolling interests in the Operating Partnership:

	Three Months Ended March 31,
	2016	2015
Net income available for common stockholders	$432,790	$19,316
Increase in additional paid in capital from conversions of Common Units to Common Stock	—	1,206
Change from net income available for common stockholders and transfers from noncontrolling interests	$432,790	$20,522

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

Our Level 2 asset is the fair value of our mortgages and notes receivable. Our Level 2 liabilities include the fair value of our mortgages and notes payable and interest rate swaps.

The fair value of mortgages and notes receivable and mortgages and notes payable is estimated by the income approach utilizing contractual cash flows and market-based interest rates to approximate the price that would be paid in an orderly transaction between market participants. The fair value of interest rate swaps is determined using the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments. The variable cash payments of interest rate swaps are based on the expectation of future interest rates (forward curves) derived from observed market interest rate curves. In addition, credit valuation adjustments are considered in the fair values to account for potential nonperformance risk, but were concluded to not be significant inputs to the calculation for the periods presented.

Level 3. Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Our Level 3 asset included our tax increment financing bond, which was not routinely traded but whose fair value was determined by the income approach utilizing contractual cash flows and market-based interest rates to estimate the projected redemption value based on quoted bid/ask prices for similar unrated municipal bonds.

Our Level 3 liability was the fair value of our financing obligation, which was estimated by the income approach to approximate the price that would be paid in an orderly transaction between market participants, utilizing: (1) contractual cash flows; (2) market-based interest rates; and (3) a number of other assumptions including demand for space, competition for customers, changes in market rental rates, costs of operation and expected ownership periods.

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

		Level 1	Level 2	Level 3
	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
Fair Value at March 31, 2016:
Assets:
Mortgages and notes receivable, at fair value (1)	$9,661	$—	$9,661	$—
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	2,521	2,521	—	—
Total Assets	$12,182	$2,521	$9,661	$—
Noncontrolling Interests in the Operating Partnership	$138,637	$138,637	$—	$—
Liabilities:
Mortgages and notes payable, net, at fair value (1)	$2,131,771	$—	$2,131,771	$—
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	5,992	—	5,992	—
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	2,521	2,521	—	—
Total Liabilities	$2,140,284	$2,521	$2,137,763	$—

Fair Value at December 31, 2015:
Assets:
Mortgages and notes receivable, at fair value (1)	$2,096	$—	$2,096	$—
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	2,736	2,736	—	—
Tax increment financing bond (in real estate and other assets, net, held for sale) (2)	11,197	—	—	11,197
Total Assets	$16,029	$2,736	$2,096	$11,197
Noncontrolling Interests in the Operating Partnership	$126,429	$126,429	$—	$—
Liabilities:
Mortgages and notes payable, net, at fair value (1)	$2,517,589	$—	$2,517,589	$—
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	3,073	—	3,073	—
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	2,736	2,736	—	—
Financing obligation, at fair value (in liabilities held for sale) (1) (2)	7,402	—	—	7,402
Total Liabilities	$2,530,800	$2,736	$2,520,662	$7,402
__________
(1)    Amounts recorded at historical cost on our Consolidated Balance Sheets at March 31, 2016 and December 31, 2015.
(2)    Sold during the first quarter of 2016 in conjunction with the sale of the Plaza assets.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

9.	Disclosure About Fair Value of Financial Instruments - Continued

The following table sets forth the changes in our Level 3 asset, which was recorded at fair value on our Consolidated Balance Sheets:

	Three Months Ended March 31,
	2016	2015
Asset:
Tax Increment Financing Bond:
Beginning balance	$11,197	$12,447
Assigned to the buyer of the Plaza assets	(11,197)	—
Unrealized gains (in AOCL)	—	193
Ending balance	$—	$12,640

During 2007, we acquired a tax increment financing bond associated with a parking garage developed by us, which was assigned to the buyer of the Plaza assets in the first quarter of 2016. The estimated fair value at the date of sale was equal to the outstanding principal amount due on the bond.

The following table sets forth quantitative information about the unobservable input of our Level 3 asset, which was recorded at fair value on our Consolidated Balance Sheets:

	Valuation Technique	Unobservable Input	Rate as of
			December 31, 2015
Asset:
Tax increment financing bond	Income approach	Discount rate	6.93%

10.	Share-Based Payments

During the three months ended March 31, 2016, the Company granted 244,664 stock options with an exercise price equal to the closing market price of a share of Common Stock on the date of grant. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model, which resulted in a weighted average grant date fair value per share of $4.61. During the three months ended March 31, 2016, the Company also granted 66,486 shares of time-based restricted stock and 56,346 shares of total return-based restricted stock with weighted average grant date fair values per share of $43.19 and $41.25, respectively. We recorded share-based compensation expense of $3.6 million and $3.9 million during the three months ended March 31, 2016 and 2015, respectively. At March 31, 2016, there was $7.8 million of total unrecognized share-based compensation costs, which will be recognized over a weighted average remaining contractual term of 2.7 years.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

11.	Accumulated Other Comprehensive Loss

The following table sets forth the components of AOCL:

	Three Months Ended March 31,
	2016	2015
Tax increment financing bond:
Beginning balance	$—	$(445)
Unrealized gains on tax increment financing bond	—	193
Ending balance	—	(252)
Cash flow hedges:
Beginning balance	(3,811)	(3,467)
Unrealized losses on cash flow hedges	(3,635)	(2,914)
Amortization of cash flow hedges (1)	795	924
Ending balance	(6,651)	(5,457)
Total accumulated other comprehensive loss	$(6,651)	$(5,709)
__________
(1)    Amounts reclassified out of AOCL into contractual interest expense.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

12.	Real Estate, Other Assets and Liabilities Held For Sale and Discontinued Operations

The following tables set forth the assets and liabilities related to discontinued operations at March 31, 2016 and December 31, 2015 and the results of operations and cash flows for the three months ended March 31, 2016 and 2015:

	March 31, 2016	December 31, 2015
Assets:
Land	$—	$16,681
Buildings and tenant improvements	—	322,811
Land held for development	—	1,089
Less-accumulated depreciation	—	(131,274)
Net real estate assets	—	209,307
Accrued straight-line rents receivable, net	—	11,730
Deferred leasing costs, net	—	6,690
Prepaid expenses and other assets, net	—	13,221
Real estate and other assets, net, held for sale	$—	$240,948
Liabilities:
Accounts payable, accrued expenses and other liabilities	$—	$(6,717)
Financing obligation	—	(7,402)
Liabilities held for sale	$—	$(14,119)

	Three Months Ended March 31,
	2016	2015
Rental and other revenues	$8,484	$12,074
Operating expenses:
Rental property and other expenses	3,334	4,999
Depreciation and amortization	—	3,441
General and administrative	1,388	194
Total operating expenses	4,722	8,634
Interest expense	85	181
Other income	420	656
Income from discontinued operations	4,097	3,915
Net gains on disposition of discontinued operations	414,496	—
Total income from discontinued operations	$418,593	$3,915

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities	$2,040	$6,773
Cash flows from investing activities	$417,097	$(2,268)

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

13.	Earnings Per Share and Per Unit

The following table sets forth the computation of basic and diluted earnings per share of the Company:

	Three Months Ended March 31,
	2016	2015
Earnings per Common Share - basic:
Numerator:
Income from continuing operations	$28,142	$16,920
Net (income) attributable to noncontrolling interests in the Operating Partnership from continuing operations	(746)	(476)
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(308)	(296)
Dividends on Preferred Stock	(626)	(627)
Income from continuing operations available for common stockholders	26,462	15,521
Income from discontinued operations	418,593	3,915
Net (income) attributable to noncontrolling interests in the Operating Partnership from discontinued operations	(12,265)	(120)
Income from discontinued operations available for common stockholders	406,328	3,795
Net income available for common stockholders	$432,790	$19,316
Denominator:
Denominator for basic earnings per Common Share – weighted average shares	96,373	93,222
Earnings per Common Share - basic:
Income from continuing operations available for common stockholders	$0.27	$0.17
Income from discontinued operations available for common stockholders	4.22	0.04
Net income available for common stockholders	$4.49	$0.21
Earnings per Common Share - diluted:
Numerator:
Income from continuing operations	$28,142	$16,920
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(308)	(296)
Dividends on Preferred Stock	(626)	(627)
Income from continuing operations available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	27,208	15,997
Income from discontinued operations available for common stockholders	418,593	3,915
Net income available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	$445,801	$19,912
Denominator:
Denominator for basic earnings per Common Share – weighted average shares	96,373	93,222
Add:
Stock options using the treasury method	84	124
Noncontrolling interests Common Units	2,900	2,933
Denominator for diluted earnings per Common Share – adjusted weighted average shares and assumed conversions (1) (2)	99,357	96,279
Earnings per Common Share - diluted:
Income from continuing operations available for common stockholders	$0.27	$0.17
Income from discontinued operations available for common stockholders	4.22	0.04
Net income available for common stockholders	$4.49	$0.21
__________

(1)
There were 0.4 million and 0.2 million options outstanding during the three months ended March 31, 2016 and 2015, respectively, that were not included in the computation of diluted earnings per share because the impact of including such options would be anti-dilutive.

(2)	Includes all unvested restricted stock where dividends on such restricted stock are non-forfeitable.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

13.	Earnings Per Share and Per Unit - Continued

The following table sets forth the computation of basic and diluted earnings per unit of the Operating Partnership:

	Three Months Ended March 31,
	2016	2015
Earnings per Common Unit - basic:
Numerator:
Income from continuing operations	$28,142	$16,920
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(308)	(296)
Distributions on Preferred Units	(626)	(627)
Income from continuing operations available for common unitholders	27,208	15,997
Income from discontinued operations available for common unitholders	418,593	3,915
Net income available for common unitholders	$445,801	$19,912
Denominator:
Denominator for basic earnings per Common Unit – weighted average units	98,864	95,746
Earnings per Common Unit - basic:
Income from continuing operations available for common unitholders	$0.28	$0.17
Income from discontinued operations available for common unitholders	4.23	0.04
Net income available for common unitholders	$4.51	$0.21
Earnings per Common Unit - diluted:
Numerator:
Income from continuing operations	$28,142	$16,920
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(308)	(296)
Distributions on Preferred Units	(626)	(627)
Income from continuing operations available for common unitholders	27,208	15,997
Income from discontinued operations available for common unitholders	418,593	3,915
Net income available for common unitholders	$445,801	$19,912
Denominator:
Denominator for basic earnings per Common Unit – weighted average units	98,864	95,746
Add:
Stock options using the treasury method	84	124
Denominator for diluted earnings per Common Unit – adjusted weighted average units and assumed conversions (1) (2)	98,948	95,870
Earnings per Common Unit - diluted:
Income from continuing operations available for common unitholders	$0.28	$0.17
Income from discontinued operations available for common unitholders	4.23	0.04
Net income available for common unitholders	$4.51	$0.21
__________

(1)
There were 0.4 million and 0.2 million options outstanding during the three months ended March 31, 2016 and 2015, respectively, that were not included in the computation of diluted earnings per unit because the impact of including such options would be anti-dilutive.

(2)	Includes all unvested restricted stock where dividends on such restricted stock are non-forfeitable.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

14.	Segment Information

The following tables summarize the rental and other revenues and net operating income, the primary industry property-level performance metric used by our chief operating decision maker which is defined as rental and other revenues less rental property and other expenses, for each of our reportable segments. Our segment information for the three months ended March 31, 2015 has been retrospectively revised from previously reported amounts to reflect a change in our reportable segments.

	Three Months Ended March 31,
	2016	2015
Rental and Other Revenues:
Office:
Atlanta, GA	$33,196	$24,782
Greensboro, NC	5,147	5,440
Memphis, TN	12,014	11,734
Nashville, TN	23,366	21,816
Orlando, FL	11,485	10,834
Pittsburgh, PA	15,140	14,549
Raleigh, NC	28,222	23,441
Richmond, VA	11,069	10,584
Tampa, FL	21,438	18,427
Total Office Segment	161,077	141,607
Other	3,782	3,629
Total Rental and Other Revenues	$164,859	$145,236

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

14.	Segment Information - Continued

	Three Months Ended March 31,
	2016	2015
Net Operating Income:
Office:
Atlanta, GA	$21,052	$15,367
Greensboro, NC	3,148	3,426
Memphis, TN	7,415	7,389
Nashville, TN	16,815	15,232
Orlando, FL	6,685	6,483
Pittsburgh, PA	8,603	7,962
Raleigh, NC	20,254	16,271
Richmond, VA	7,429	6,880
Tampa, FL	13,327	11,220
Total Office Segment	104,728	90,230
Other	2,551	2,492
Total Net Operating Income	107,279	92,722
Reconciliation to income from continuing operations before disposition of investment properties and activity in unconsolidated affiliates:
Depreciation and amortization	(53,494)	(46,867)
General and administrative expenses	(11,137)	(11,243)
Interest expense	(20,705)	(21,242)
Other income	517	582
Income from continuing operations before disposition of investment properties and activity in unconsolidated affiliates	$22,460	$13,952

15.	Subsequent Events

On April 4, 2016, we acquired 14 acres of development land in Nashville, TN for a purchase price of $9.0 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a fully integrated office REIT that owns, develops, acquires, leases and manages properties primarily in the best business districts (BBDs) of Atlanta, Greensboro, Memphis, Nashville, Orlando, Pittsburgh, Raleigh, Richmond and Tampa. The Company conducts its activities through the Operating Partnership. The Operating Partnership is managed by the Company, its sole general partner. Additional information about us can be found on our website at www.highwoods.com. Information on our website is not part of this Quarterly Report.

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

Disclosure Regarding Forward-Looking Statements

Some of the information in this Quarterly Report may contain forward-looking statements. Such statements include, in particular, statements about our plans, strategies and prospects under this section. You can identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions or expectations will be achieved. When considering such forward-looking statements, you should keep in mind the following important factors that could cause our actual results to differ materially from those contained in any forward-looking statement:

•
given the competition for properties meeting our investment criteria, there could be a delay in reinvesting Section 1031 proceeds currently held by an escrow agent or we may be unable to reinvest such proceeds at all and any delay or limitation in using the reinvestment proceeds to acquire additional income producing assets would adversely affect our results of operations;

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

This list of risks and uncertainties, however, is not intended to be exhaustive. You should also review the other cautionary statements we make in “Business – Risk Factors” set forth in our 2015 Annual Report on Form 10-K. Given these uncertainties, you should not place undue reliance on forward-looking statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements to reflect any future events or circumstances or to reflect the occurrence of unanticipated events.

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

The key components affecting our rental and other revenues are average occupancy, rental rates, cost recovery income, new developments placed in service, acquisitions and dispositions. Average occupancy generally increases during times of improving economic growth, as our ability to lease space outpaces vacancies that occur upon the expirations of existing leases. Average occupancy generally declines during times of slower economic growth, when new vacancies tend to outpace our ability to lease space. Asset acquisitions, dispositions and new developments placed in service directly impact our rental revenues and could impact our average occupancy, depending upon the occupancy rate of the properties that are acquired, sold or placed in service. A further indicator of the predictability of future revenues is the expected lease expirations of our portfolio. As a result, in addition to seeking to increase our average occupancy by leasing current vacant space, we also must concentrate our leasing efforts on renewing our existing leases prior to expiration. For more information regarding our lease expirations, see "Properties - Lease Expirations" in our 2015 Annual Report on Form 10-K. Occupancy in our office portfolio decreased from 92.6% at December 31, 2015 to 92.2% at March 31, 2016. We expect average occupancy for our office portfolio to be approximately 92% to 93% for the remainder of 2016.

Whether or not our rental revenue tracks average occupancy proportionally depends upon whether GAAP rents under signed new and renewal leases are higher or lower than the GAAP rents under expiring leases. Annualized rental revenues from second generation leases expiring during any particular year are generally less than 15% of our total annual rental revenues. The following table sets forth information regarding second generation office leases signed during the first quarter of 2016 (we define second generation office leases as leases with new customers and renewals of existing customers in office space that has been previously occupied under our ownership and leases with respect to vacant space in acquired buildings):

	New	Renewal	All Office
Leased space (in rentable square feet)	207,880	694,258	902,138
Average term (in years - rentable square foot weighted)	7.2	6.3	6.5
Base rents (per rentable square foot) (1)	$25.47	$24.11	$24.42
Rent concessions (per rentable square foot) (1)	(1.32)	(0.43)	(0.63)
GAAP rents (per rentable square foot) (1)	$24.15	$23.68	$23.79
Tenant improvements (per rentable square foot) (1)	$3.85	$1.52	$2.05
Leasing commissions (per rentable square foot) (1)	$0.89	$0.42	$0.53
__________

(1)	Weighted average per rentable square foot on an annual basis over the lease term.

Compared to previous leases in the same office spaces, annual combined GAAP rents for new and renewal leases signed in the first quarter were $23.79 per rentable square foot, or 9.7% higher.

We strive to maintain a diverse, stable and creditworthy customer base. We have an internal guideline whereby customers that account for more than 3% of our revenues are periodically reviewed with the Company's Board of Directors. As of March 31, 2016, no customer accounted for more than 3% of our cash revenues other than the Federal Government, which accounted for less than 6% of our cash revenues on an annualized basis. Upon completion of the Bridgestone Americas development project in Nashville, which is scheduled for delivery in mid-to-late 2017, it is expected that Bridgestone Americas, Inc., the U.S. subsidiary of Bridgestone Corporation, will account for approximately 3% of our revenues based on annualized cash revenues for March 2016.

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

Net Operating Income

Whether or not we record growing same property net operating income (“NOI”) depends upon our ability to garner higher rental revenues, whether from higher average occupancy, higher GAAP rents per rentable square foot or higher cost recovery income, that exceed any corresponding growth in operating expenses. Same property NOI from continuing operations was $4.0 million, or 4.5%, higher in the first quarter of 2016 as compared to 2015 due to an increase in same property revenues of $4.1 million. We expect same property NOI to be higher in the remainder of 2016 than 2015 as higher rental revenues, mostly from higher average occupancy and higher average GAAP rents per rentable square foot, are expected to more than offset an increase in same property operating expenses.

In addition to the effect of same property NOI, whether or not NOI from continuing operations increases depends upon whether the NOI from our acquired properties and development properties placed in service exceeds the NOI from sold properties. NOI from continuing operations was $14.6 million, or 15.7%, higher in the first quarter of 2016 as compared to 2015 due to the full year impact of acquisitions and development properties placed in service in 2015, offset by NOI lost from sold properties not classified as discontinued operations. We expect NOI from continuing operations to be higher in the remainder of 2016 than 2015 due to the full year impact of our net investment activity in 2015.

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

Rental and other revenues are our principal source of funds to meet our short-term liquidity requirements. Other sources of funds for short-term liquidity needs include available working capital and borrowings under our existing revolving credit facility, which had $217.8 million of availability at April 19, 2016. Our short-term liquidity requirements primarily consist of operating expenses, interest and principal amortization on our debt, distributions and capital expenditures, including building improvement costs, tenant improvement costs and lease commissions. Building improvements are capital costs to maintain or enhance existing buildings not typically related to a specific customer. Tenant improvements are the costs required to customize space for the specific needs of customers. We anticipate that our available cash and cash equivalents and cash provided by operating activities, together with cash available from borrowings under our revolving credit facility, will be adequate to meet our short-term liquidity requirements. We use our revolving credit facility for working capital purposes and for the short-term funding of our development and acquisition activity and, in certain instances, the repayment of other debt. The continued ability to borrow under the revolving credit facility allows us to quickly capitalize on strategic opportunities at short-term interest rates.

Our long-term liquidity uses generally consist of the retirement or refinancing of debt upon maturity (including mortgage debt, our revolving credit facility, term loans and other unsecured debt), funding of existing and new building development and land infrastructure projects and funding acquisitions of buildings and development land. Our expected future capital expenditures for started and/or committed new development projects were approximately $297 million at March 31, 2016. Additionally, we may, from time to time, retire some or all of our remaining outstanding Preferred Stock and/or unsecured debt securities through redemptions, open market repurchases, privately negotiated acquisitions or otherwise.

We expect to meet our long-term liquidity needs through a combination of:

•	cash flow from operating activities;

•	bank term loans and borrowings under our revolving credit facility;

•	the issuance of unsecured debt;

•	the issuance of secured debt;

•	the issuance of equity securities by the Company or the Operating Partnership; and

•	the disposition of non-core assets.

We generally expect to grow our company on a leverage-neutral basis by maintaining a leverage ratio of 38% to 43% as measured by the ratio of our mortgages and notes payable and outstanding preferred stock to the undepreciated book value of our assets. At March 31, 2016, our leverage ratio was 38.4% and there were 100.4 million diluted shares outstanding.

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

Results of Operations

On March 1, 2016, we sold substantially all of our wholly-owned Country Club Plaza assets in Kansas City (which we refer to as the “Plaza assets”) for a sale price of $660.0 million. The Plaza assets and related liabilities were classified as held for sale at December 31, 2015 and, accordingly, the revenues and expenses of the Plaza assets have been reclassified to discontinued operations for the three months ended March 31, 2016 and 2015.

Three Months Ended March 31, 2016 and 2015

Rental and Other Revenues

Rental and other revenues were $19.6 million, or 13.5%, higher in the first quarter of 2016 as compared to 2015 primarily due to 2015 acquisitions, development properties placed in service in 2015 and higher same property revenues, which increased rental and other revenues by $12.2 million, $5.2 million and $4.1 million, respectively. Same property rental and other revenues were higher primarily due to an increase in average occupancy to 92.6% in the first quarter of 2016 from 91.4% in the first quarter of 2015, higher average GAAP rents per rentable square foot and higher termination fees. These increases were partly offset by lost revenue of $1.7 million from property dispositions. We expect rental and other revenues for the remainder of 2016 to increase over 2015 primarily due to the full year contribution of acquisitions closed in 2015, development properties placed in service in 2015 and 2016 and higher same property revenues, partly offset by lost revenue from property dispositions.

Operating Expenses

Rental property and other expenses were $5.1 million, or 9.6%, higher in the first quarter of 2016 as compared to 2015 primarily due to 2015 acquisitions and development properties placed in service, which increased operating expenses by $4.8 million and $1.2 million, respectively. These increases were partly offset by a $0.5 million decrease in operating expenses from property dispositions. Same property operating expenses were relatively unchanged in the first quarter of 2016 as compared to 2015 primarily due to higher property taxes offset by lower utilities. We expect rental property and other expenses for the remainder of 2016 to increase over 2015 primarily due to the full year contribution of acquisitions closed in 2015, development properties placed in service in 2015 and 2016 and higher same property operating expenses, partly offset by lower operating expenses due to property dispositions.

Depreciation and amortization was $6.6 million, or 14.1%, higher in the first quarter of 2016 as compared to 2015 primarily due to 2015 acquisitions and development properties placed in service, partly offset by property dispositions. We expect depreciation and amortization for the remainder of 2016 to increase over 2015 for similar reasons.

General and administrative expenses were relatively unchanged in the first quarter of 2016 as compared to 2015 primarily due to lower incentive compensation offset by higher company-wide base salaries. We expect general and administrative expenses for the remainder of 2016 to decrease over 2015 primarily due to lower incentive compensation, partly offset by higher company-wide base salaries and benefits. First quarter general and administrative expenses are typically higher than in subsequent quarters due to higher long-term equity incentive compensation recognized for certain employees who meet the age and service eligibility requirements under our retirement plan. Long-term equity incentive compensation awards are typically issued during the first quarter of each year.

Interest Expense

Interest expense was $0.5 million, or 2.5%, lower in the first quarter of 2016 as compared to 2015 primarily due to lower average interest rates, partly offset by higher average debt balances. We expect interest expense for the remainder of 2016 to decrease over 2015 primarily due to lower average debt balances, lower average interest rates and higher capitalized interest.

Other Income

Other income was $0.1 million, or 11.2%, lower in the first quarter of 2016 as compared to 2015 primarily due to the repayment of mortgages receivable in the second quarter of 2015. We expect other income for the remainder of 2016 to decrease over 2015 as a result of this repayment.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $0.5 million, or 29.0%, lower in the first quarter of 2016 as compared to 2015 primarily due to our $1.1 million share of a gain recognized by Highwoods DLF 97/26 DLF 99/32, LP in 2015 and less net operating income in our unconsolidated affiliates as a result of disposition activity, partly offset by our $0.4 million share of a gain recognized by Concourse Center Associates, LLC in 2016. We expect equity in earnings of unconsolidated affiliates for the remainder of 2016 to decrease over 2015 for similar reasons.

Gains on Disposition of Property and Net Gains on Disposition of Discontinued Operations

Total gains were $417.7 million higher in the first quarter of 2016 as compared to 2015 due to the sale of the Plaza assets.

Earnings Per Common Share - Diluted

Diluted earnings per common share was $4.28 higher in the first quarter of 2016 as compared to 2015 due to an increase in net income for the reasons discussed above offset by an increase in the weighted average Common Shares outstanding.

Liquidity and Capital Resources

Statements of Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in the Company’s cash flows ($ in thousands):

	Three Months Ended March 31,
	2016	2015	Change
Net Cash Provided By Operating Activities	$48,235	$33,106	$15,129
Net Cash Provided By/(Used In) Investing Activities	333,835	(47,135)	380,970
Net Cash Provided By/(Used In) Financing Activities	(383,761)	16,578	(400,339)
Total Cash Flows	$(1,691)	$2,549	$(4,240)

The increase in net cash provided by operating activities in the first quarter of 2016 as compared to 2015 was primarily due to higher net cash from the operations of 2015 acquisitions and development properties placed in service and the timing of cash paid for operating expenses. We expect net cash related to operating activities for the remainder of 2016 to be higher as compared to 2015 due to the full year impact of properties acquired in 2015, development properties placed in service in 2015 and 2016 and higher cash flows from leases signed in prior years as free rent periods expire, partly offset by the sale of the Plaza assets in 2016.

The change in net cash provided by/(used in) investing activities in the first quarter of 2016 as compared to 2015 was primarily due to the proceeds from the sale of the Plaza assets, partly offset by higher investments in development in-process in 2016. We expect uses of cash for investing activities for the remainder of 2016 to be primarily driven by our plans to acquire and commence development of office buildings in the BBDs of our markets. Additionally, as of March 31, 2016, we have $297 million left to fund of our previously-announced development activity. We expect these uses of cash for investing activities will be partly offset by proceeds from non-core dispositions for the remainder of 2016.

The change in net cash provided by/(used in) financing activities in the first quarter of 2016 as compared to 2015 was primarily due to higher net debt repayments in 2016, partly offset by higher proceeds from the issuance of Common Stock in 2016.

Capitalization

The following table sets forth the Company’s capitalization (in thousands, except per share amounts):

	March 31, 2016	December 31, 2015
Mortgages and notes payable, net, at recorded book value	$2,100,937	$2,491,813
Financing obligation (in liabilities held for sale)	$—	$7,402
Preferred Stock, at liquidation value	$29,030	$29,050
Common Stock outstanding	97,392	96,092
Common Units outstanding (not owned by the Company)	2,900	2,900
Per share stock price at period end	$47.81	$43.60
Market value of Common Stock and Common Units	$4,794,961	$4,316,051
Total capitalization	$6,924,928	$6,844,316

At March 31, 2016, our mortgages and notes payable and outstanding preferred stock represented 30.8% of our total capitalization and 38.4% of the undepreciated book value of our assets.

Our mortgages and notes payable as of March 31, 2016 consisted of $174.5 million of secured indebtedness with a weighted average interest rate of 5.14% and $1,933.5 million of unsecured indebtedness with a weighted average interest rate of 3.73%. The secured indebtedness was collateralized by real estate assets with an aggregate undepreciated book value of $315.8 million. As of March 31, 2016, $583.0 million of our debt does not bear interest at fixed rates or is not protected by interest rate hedge contracts.

Investment Activity

On April 4, 2016, we acquired 14 acres of development land in Nashville, TN for a purchase price of $9.0 million.

In the normal course of business, we regularly evaluate potential acquisitions. As a result, from time to time, we may have one or more potential acquisitions under consideration that are in varying stages of evaluation, negotiation or due diligence, including potential acquisitions that are subject to non-binding letters of intent or enforceable contracts. Consummation of any transaction is subject to a number of contingencies, including the satisfaction of customary closing conditions. No assurances can be provided that we will acquire any properties in the future. See "Item 1A. Risk Factors - Recent and future acquisitions and development properties may fail to perform in accordance with our expectations and may require renovation and development costs exceeding our estimates" in our 2015 Annual Report on Form 10-K.

During the first quarter of 2016, we sold the Plaza assets for a sale price of $660.0 million (before closing credits to buyer of $4.8 million). We recorded gains on disposition of discontinued operations of $414.5 million and a gain on disposition of property of $1.3 million related to the land. We used $420.0 million of the net sale proceeds from the sale of the Plaza assets to repay debt incurred to acquire three buildings in the third quarter of 2015 and are holding approximately $230 million of the net sale proceeds in escrow pending reinvestment in 1031 exchanges qualifying for tax-deferred treatment, repayment of additional debt and/or other general corporate purposes. We closed our Kansas City division office upon such sale. See "Item 1A. Risk Factors - Illiquidity of real estate investments and the tax effect of dispositions could significantly impede our ability to sell assets or respond to favorable or adverse changes in the performance of our properties" in our 2015 Annual Report on Form 10-K.

During the first quarter of 2016, we also sold:

•
a 32,000 square foot building for a sale price of $4.7 million (before closing credits to buyer of $0.1 million) and recorded a gain on disposition of property of $1.1 million. The buyer, which leased 79% of the building, is a family business controlled by a director of the Company. The sale price exceeded the value set forth in an appraisal performed by a reputable independent commercial real estate services firm that has no relationship with the director or any of his affiliates; and

•	a building for a sale price of $6.4 million (before closing credits to buyer of $0.5 million) and recorded a gain on disposition of property of $2.0 million.

As of March 31, 2016, we were developing 1.4 million rentable square feet of properties. The following table summarizes these developments:

Property	Market	Rentable Square Feet	Anticipated Total Investment (1)	Investment As Of March 31, 2016 (1)	Pre-Leased %	Estimated Completion	Estimated Stabilization
			($ in thousands)
Seven Springs West (Office)	Nashville	203,000	$59,000	$45,951	85.6%	3Q16	1Q17
Riverwood 200 (Office)	Atlanta	299,000	107,000	31,133	66.2	2Q17	2Q19
Seven Springs II (Office)	Nashville	131,000	38,100	6,322	42.9	2Q17	3Q18
Bridgestone Americas (Office)	Nashville	514,000	200,000	70,579	98.5	3Q17	3Q17
CentreGreen III (Office) (2)	Raleigh	166,500	40,850	1,938	—	3Q17	3Q19
Enterprise V (Industrial)	Greensboro	131,200	7,600	6,156	—	2Q16	2Q17
		1,444,700	$452,550	$162,079	64.7%
__________

(1)	Includes deferred lease commissions which are classified in deferred leasing costs on our Consolidated Balance Sheets.

(2)	Recorded on our Consolidated Balance Sheets in land held for development, not development in-process.

Financing Activity

During the first quarter of 2016, we entered into separate equity distribution agreements with each of Jefferies LLC, Robert W. Baird & Co. Incorporated, BB&T Capital Markets, a division of BB&T Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Capital One Securities, Inc., Comerica Securities, Inc., Mitsubishi UFJ Securities (USA), Inc., Morgan Stanley & Co. LLC, Piper Jaffray & Co., RBC Capital Markets, LLC and Wells Fargo Securities, LLC. Under the terms of the equity distribution agreements, the Company may offer and sell up to $250.0 million in aggregate gross sales price of shares of common stock from time to time through such firms, acting as agents of the Company or as principals. Sales of the shares, if any, may be made by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices or as otherwise agreed with any of such firms. During the first quarter of 2016, the Company issued 1,054,496 shares of Common Stock at an average gross sales price of $45.86 per share and received net proceeds, after sales commissions, of $47.6 million. We paid an aggregate of $0.7 million in sales commissions to RBC Capital Markets, LLC, Morgan Stanley & Co. LLC and Jefferies LLC during the first quarter of 2016.

Our $475.0 million unsecured revolving credit facility is scheduled to mature in January 2018 and includes an accordion feature that allows for an additional $75.0 million of borrowing capacity subject to additional lender commitments. Assuming no defaults have occurred, we have an option to extend the maturity for two additional six-month periods. The interest rate at our current credit ratings is LIBOR plus 110 basis points and the annual facility fee is 20 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody's Investors Service or Standard & Poor's Ratings Services. There was $258.0 million and $257.0 million outstanding under our revolving credit facility at March 31, 2016 and April 19, 2016, respectively. At both March 31, 2016 and April 19, 2016, we had $0.2 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at March 31, 2016 and April 19, 2016 was $216.8 million and $217.8 million, respectively.

During the first quarter of 2016, we prepaid without penalty the $350.0 million balance on our unsecured bridge facility that was originally scheduled to mature in March 2016.

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

Off Balance Sheet Arrangements

During the first quarter of 2016, Concourse Center Associates, LLC sold two buildings and land to an unrelated third party for an aggregate sale price of $11.0 million and recorded losses on disposition of property of $0.1 million. As our cost basis was different from the basis reflected at the joint venture level, we recorded $0.4 million of gains through equity in earnings of unconsolidated affiliates. Simultaneously with the sale, the joint venture repaid all $6.6 million of its secured debt.

During the first quarter of 2016, 4600 Madison Associates, LP sold land to an unrelated third party for a sale price of $3.4 million and recorded a gain on disposition of property of $1.0 million. We recorded $0.1 million as our share of this gain through equity in earnings of unconsolidated affiliates. Simultaneously with the sale, the joint venture used all of the proceeds to pay down $3.4 million on its secured mortgage loan with an effective interest rate of 6.85%.

Critical Accounting Estimates

There were no changes made by management to the critical accounting policies in the three months ended March 31, 2016. For a description of our critical accounting estimates, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our 2015 Annual Report on Form 10-K.

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

The following table sets forth the Company's FFO, FFO available for common stockholders and FFO available for common stockholders per share ($ in thousands, except per share amounts):

	Three Months Ended March 31,
	2016	2015
Funds from operations:
Net income	$446,735	$20,835
Net (income) attributable to noncontrolling interests in consolidated affiliates	(308)	(296)
Depreciation and amortization of real estate assets	52,797	46,298
(Gains) on disposition of depreciable properties	(3,054)	(394)
Unconsolidated affiliates:
Depreciation and amortization of real estate assets	742	846
(Gains) on disposition of depreciable properties	(331)	(1,071)
Discontinued operations:
Depreciation and amortization of real estate assets	—	3,380
(Gains) on disposition of depreciable properties	(414,496)	—
Funds from operations	82,085	69,598
Dividends on Preferred Stock	(626)	(627)
Funds from operations available for common stockholders	$81,459	$68,971
Funds from operations available for common stockholders per share	$0.82	$0.72
Weighted average shares outstanding (1)	99,357	96,279
__________

(1)	Includes assumed conversion of all potentially dilutive Common Stock equivalents.

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

As of March 31, 2016, our same property portfolio consisted of 223 in-service properties encompassing 26.9 million rentable square feet that were wholly owned during the entirety of the periods presented (from January 1, 2015 to March 31, 2016). As of December 31, 2015, our same property portfolio consisted of 221 in-service properties encompassing 26.2 million rentable square feet that were wholly owned during the entirety of the periods presented (from January 1, 2014 to December 31, 2015). The change in our same property portfolio was due to the addition of three properties encompassing 0.7 million rentable square feet acquired during 2014 and one newly developed property encompassing 0.1 million rentable square feet placed in service during 2014. These additions were offset by the removal of two properties encompassing 0.1 million rentable square feet that were sold during 2016.

Rental and other revenues related to properties not in our same property portfolio were $20.7 million and $5.2 million for the three months ended March 31, 2016 and 2015, respectively. Rental property and other expenses related to properties not in our same property portfolio were $6.8 million and $1.8 million for the three months ended March 31, 2016 and 2015, respectively.

The following table sets forth the Company’s NOI and same property NOI:

	Three Months Ended March 31,
	2016	2015
Income from continuing operations before disposition of investment properties and activity in unconsolidated affiliates	$22,460	$13,952
Other income	(517)	(582)
Interest expense	20,705	21,242
General and administrative expenses	11,137	11,243
Depreciation and amortization	53,494	46,867
Net operating income from continuing operations	107,279	92,722
Less – non same property and other net operating income	(13,924)	(3,416)
Same property net operating income from continuing operations	$93,355	$89,306

Same property net operating income from continuing operations	$93,355	$89,306
Less – straight-line rent and lease termination fees	(4,842)	(3,962)
Same property cash net operating income from continuing operations	$88,513	$85,344

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

At March 31, 2016, we had $1,300.0 million principal amount of fixed rate debt outstanding (not including debt with a variable rate that is effectively fixed by related interest rate swaps). The estimated aggregate fair market value of this debt was $1,333.6 million. If interest rates had been 100 basis points higher, the aggregate fair market value of our fixed rate debt would have been $39.0 million lower. If interest rates had been 100 basis points lower, the aggregate fair market value of our fixed rate debt would have been $41.1 million higher.

At March 31, 2016, we had $583.0 million of variable rate debt outstanding not protected by interest rate hedge contracts. If the weighted average interest rate on this variable rate debt had been 100 basis points higher, the annual interest expense would increase $5.8 million. If the weighted average interest rate on this variable rate debt had been 100 basis points lower, the annual interest expense would decrease $5.8 million.

At March 31, 2016, we had $225.0 million of variable rate LIBOR-based debt outstanding with $225.0 million of related floating-to-fixed interest rate swaps. These swaps effectively fix the underlying LIBOR rate of the debt at 1.678%. If LIBOR interest rates increase or decrease by 100 basis points, the aggregate fair market value of the swaps at March 31, 2016 would increase by $0.4 million or decrease by $10.7 million, respectively. During the first quarter of 2016, we obtained $150.0 million notional amount of forward-starting swaps that effectively lock the underlying treasury rate at 1.90% with respect to a forecasted debt issuance expected to occur between June 15, 2016 and March 15, 2017.

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

SEC rules also require us to establish and maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in internal control over financial reporting during the three months ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. There were also no changes in internal control over financial reporting during the three months ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information related to shares of Common Stock surrendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock during the first quarter of 2016:

	Total Number of Shares Purchased	Weighted Average Price Paid per Share

January 1 to January 31	—	$—
February 1 to February 29	26,758	43.55
March 1 to March 31	25,926	44.70
Total	52,684	$44.12

ITEM 6. EXHIBITS

Exhibit Number	Description
1
Form of Equity Distribution Agreement, dated February 10, 2016, among Highwoods Properties, Inc., Highwoods Realty Limited Partnership and each of the firms named therein (filed as part of the Company’s Current Report on Form 8-K dated February 10, 2016)

10.17
Form of Agreement for Purchase and Sale of Real Estate, dated as of December 21, 2015, by and between Highwoods Realty Limited Partnership, Highwoods Services, Inc., Country Club Plaza KC Partners LLC, The Macerich Partnership, L.P. and The Taubman Realty Group Limited Partnership (filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 2015)

10.18
Agreement for Purchase and Sale of Real Estate and Related Property, dated as of January 29, 2016, by and between Highwoods Realty Limited Partnership and SJ Company I LLC (filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 2015)

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

Date: April 26, 2016