Form 10-Q
period 2016-06-30
HIGHWOODS PROPERTIES INC; HIGHWOODS REALTY LTD PARTNERSHIP
filed 2016-08-02
CIK 921082, 941713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The Company had 98,611,821 shares of Common Stock outstanding as of July 25, 2016.

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

Certain information contained herein is presented as of July 25, 2016, the latest practicable date for financial information prior to the filing of this Quarterly Report.

This report combines the Quarterly Reports on Form 10-Q for the period ended June 30, 2016 of the Company and the Operating Partnership. We believe combining the quarterly reports into this single report results in the following benefits:

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

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2016

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HIGHWOODS PROPERTIES, INC.
Consolidated Balance Sheets
(Unaudited and in thousands, except share and per share data)

	June 30, 2016	December 31, 2015
Assets:
Real estate assets, at cost:
Land	$448,212	$443,705
Buildings and tenant improvements	4,128,823	4,063,328
Development in-process	229,184	194,050
Land held for development	75,078	68,244
	4,881,297	4,769,327
Less-accumulated depreciation	(1,063,010)	(1,007,104)
Net real estate assets	3,818,287	3,762,223
Real estate and other assets, net, held for sale	2,387	240,948
Cash and cash equivalents	2,444	5,036
Restricted cash	265,193	16,769
Accounts receivable, net of allowance of $850 and $928, respectively	26,671	29,077
Mortgages and notes receivable, net of allowance of $75 and $287, respectively	9,971	2,096
Accrued straight-line rents receivable, net of allowance of $483 and $257, respectively	162,573	150,392
Investments in and advances to unconsolidated affiliates	19,786	20,676
Deferred leasing costs, net of accumulated amortization of $129,252 and $115,172, respectively	217,042	231,765
Prepaid expenses and other assets, net of accumulated amortization of $19,260 and $17,830, respectively	40,008	26,649
Total Assets	$4,564,362	$4,485,631
Liabilities, Noncontrolling Interests in the Operating Partnership and Equity:
Mortgages and notes payable, net	$2,082,207	$2,491,813
Accounts payable, accrued expenses and other liabilities	241,979	233,988
Liabilities held for sale	—	14,119
Total Liabilities	2,324,186	2,739,920
Commitments and contingencies
Noncontrolling interests in the Operating Partnership	151,400	126,429
Equity:
Preferred Stock, $.01 par value, 50,000,000 authorized shares;
8.625% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 28,935 and 29,050 shares issued and outstanding, respectively	28,935	29,050
Common Stock, $.01 par value, 200,000,000 authorized shares;
98,570,974 and 96,091,932 shares issued and outstanding, respectively	986	961
Additional paid-in capital	2,693,755	2,598,242
Distributions in excess of net income available for common stockholders	(640,969)	(1,023,135)
Accumulated other comprehensive loss	(11,628)	(3,811)
Total Stockholders’ Equity	2,071,079	1,601,307
Noncontrolling interests in consolidated affiliates	17,697	17,975
Total Equity	2,088,776	1,619,282
Total Liabilities, Noncontrolling Interests in the Operating Partnership and Equity	$4,564,362	$4,485,631

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Income
(Unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Rental and other revenues	$166,860	$148,543	$331,719	$293,779
Operating expenses:
Rental property and other expenses	57,515	52,370	115,095	104,884
Depreciation and amortization	55,317	47,928	108,811	94,795
General and administrative	8,327	8,665	19,464	19,908
Total operating expenses	121,159	108,963	243,370	219,587
Interest expense:
Contractual	18,674	20,857	38,389	41,299
Amortization of debt issuance costs	811	828	1,801	1,628
Financing obligation	—	162	—	162
	19,485	21,847	40,190	43,089
Other income:
Interest and other income	534	520	1,051	1,102
Losses on debt extinguishment	—	(220)	—	(220)
	534	300	1,051	882
Income from continuing operations before disposition of investment properties and activity in unconsolidated affiliates	26,750	18,033	49,210	31,985
Gains on disposition of property	5,861	2,412	10,258	3,569
Equity in earnings of unconsolidated affiliates	917	1,776	2,202	3,587
Income from continuing operations	33,528	22,221	61,670	39,141
Discontinued operations:
Income from discontinued operations	—	4,670	4,097	8,585
Net gains on disposition of discontinued operations	—	—	414,496	—
	—	4,670	418,593	8,585
Net income	33,528	26,891	480,263	47,726
Net (income) attributable to noncontrolling interests in the Operating Partnership	(939)	(782)	(13,950)	(1,378)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(314)	(328)	(622)	(624)
Dividends on Preferred Stock	(627)	(626)	(1,253)	(1,253)
Net income available for common stockholders	$31,648	$25,155	$464,438	$44,471
Earnings per Common Share – basic:
Income from continuing operations available for common stockholders	$0.32	$0.22	$0.60	$0.39
Income from discontinued operations available for common stockholders	—	0.05	4.19	0.08
Net income available for common stockholders	$0.32	$0.27	$4.79	$0.47
Weighted average Common Shares outstanding – basic	97,648	94,055	97,010	93,641
Earnings per Common Share – diluted:
Income from continuing operations available for common stockholders	$0.32	$0.22	$0.60	$0.39
Income from discontinued operations available for common stockholders	—	0.05	4.18	0.08
Net income available for common stockholders	$0.32	$0.27	$4.78	$0.47
Weighted average Common Shares outstanding – diluted	100,628	97,049	99,992	96,666
Dividends declared per Common Share	$0.425	$0.425	$0.850	$0.850
Net income available for common stockholders:
Income from continuing operations available for common stockholders	$31,648	$20,626	$58,110	$36,147
Income from discontinued operations available for common stockholders	—	4,529	406,328	8,324
Net income available for common stockholders	$31,648	$25,155	$464,438	$44,471
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Comprehensive income:
Net income	$33,528	$26,891	$480,263	$47,726
Other comprehensive income/(loss):
Unrealized gains on tax increment financing bond	—	1	—	194
Unrealized gains/(losses) on cash flow hedges	(5,760)	269	(9,395)	(2,645)
Amortization of cash flow hedges	783	925	1,578	1,849
Total other comprehensive income/(loss)	(4,977)	1,195	(7,817)	(602)
Total comprehensive income	28,551	28,086	472,446	47,124
Less-comprehensive (income) attributable to noncontrolling interests	(1,253)	(1,110)	(14,572)	(2,002)
Comprehensive income attributable to common stockholders	$27,298	$26,976	$457,874	$45,122

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Equity
(Unaudited and in thousands, except share amounts)

	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2015	96,091,932	$961	$29,050	$2,598,242	$(3,811)	$17,975	$(1,023,135)	$1,619,282
Issuances of Common Stock, net of issuance costs and tax withholdings	2,324,850	23	—	104,449	—	—	—	104,472
Conversions of Common Units to Common Stock	32,328	—	—	1,558	—	—	—	1,558
Dividends on Common Stock		—	—	—	—	—	(82,272)	(82,272)
Dividends on Preferred Stock		—	—	—	—	—	(1,253)	(1,253)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	(15,042)	—	—	—	(15,042)
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(900)	—	(900)
Issuances of restricted stock	130,752	—	—	—	—	—	—	—
Redemptions/repurchases of Preferred Stock		—	(115)	—	—	—	—	(115)
Share-based compensation expense, net of forfeitures	(8,888)	2	—	4,548	—	—	—	4,550
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(13,950)	(13,950)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	622	(622)	—
Comprehensive income:
Net income		—	—	—	—	—	480,263	480,263
Other comprehensive loss		—	—	—	(7,817)	—	—	(7,817)
Total comprehensive income								472,446
Balance at June 30, 2016	98,570,974	$986	$28,935	$2,693,755	$(11,628)	$17,697	$(640,969)	$2,088,776

	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2014	92,907,310	$929	$29,060	$2,464,275	$(3,912)	$18,109	$(957,370)	$1,551,091
Issuances of Common Stock, net of issuance costs and tax withholdings	1,055,491	11	—	43,205	—	—	—	43,216
Conversions of Common Units to Common Stock	26,820	—	—	1,206	—	—	—	1,206
Dividends on Common Stock		—	—	—	—	—	(79,526)	(79,526)
Dividends on Preferred Stock		—	—	—	—	—	(1,253)	(1,253)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	11,475	—	—	—	11,475
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(751)	—	(751)
Issuances of restricted stock	128,951	—	—	—	—	—	—	—
Redemptions/repurchases of Preferred Stock		—	(10)	—	—	—	—	(10)
Share-based compensation expense, net of forfeitures	(566)	1	—	5,066	—	—	—	5,067
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(1,378)	(1,378)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	624	(624)	—
Comprehensive income:
Net income		—	—	—	—	—	47,726	47,726
Other comprehensive loss		—	—	—	(602)	—	—	(602)
Total comprehensive income								47,124
Balance at June 30, 2015	94,118,006	$941	$29,050	$2,525,227	$(4,514)	$17,982	$(992,425)	$1,576,261

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Six Months Ended June 30,
	2016	2015
Operating activities:
Net income	$480,263	$47,726
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	108,811	101,548
Amortization of lease incentives and acquisition-related intangible assets and liabilities	(1,179)	9
Share-based compensation expense	4,550	5,067
Allowance for losses on accounts and accrued straight-line rents receivable	1,218	1,174
Accrued interest on mortgages and notes receivable	(212)	(268)
Amortization of debt issuance costs	1,801	1,628
Amortization of cash flow hedges	1,578	1,849
Amortization of mortgages and notes payable fair value adjustments	(116)	84
Losses on debt extinguishment	—	220
Net gains on disposition of property	(424,754)	(3,569)
Equity in earnings of unconsolidated affiliates	(2,202)	(3,587)
Changes in financing obligation	—	162
Distributions of earnings from unconsolidated affiliates	1,095	3,438
Changes in operating assets and liabilities:
Accounts receivable	(181)	1,723
Prepaid expenses and other assets	(5,297)	(4,365)
Accrued straight-line rents receivable	(13,600)	(11,417)
Accounts payable, accrued expenses and other liabilities	(13,970)	(19,127)
Net cash provided by operating activities	137,805	122,295
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	(9,058)	(4,277)
Investments in development in-process	(74,668)	(44,601)
Investments in tenant improvements and deferred leasing costs	(42,954)	(61,282)
Investments in building improvements	(31,677)	(23,513)
Net proceeds from disposition of real estate assets	675,003	6,070
Distributions of capital from unconsolidated affiliates	2,118	10,077
Investments in mortgages and notes receivable	(7,818)	(1,772)
Repayments of mortgages and notes receivable	155	9,221
Investments in and advances to unconsolidated affiliates	(105)	—
Changes in restricted cash and other investing activities	(257,181)	(6,741)
Net cash provided by/(used in) investing activities	253,815	(116,818)
Financing activities:
Dividends on Common Stock	(82,272)	(79,526)
Redemptions/repurchases of Preferred Stock	(115)	(10)
Dividends on Preferred Stock	(1,253)	(1,253)
Distributions to noncontrolling interests in the Operating Partnership	(2,463)	(2,485)
Distributions to noncontrolling interests in consolidated affiliates	(900)	(751)
Proceeds from the issuance of Common Stock	110,158	47,678
Costs paid for the issuance of Common Stock	(1,629)	(735)
Repurchase of shares related to tax withholdings	(4,057)	(3,727)
Borrowings on revolving credit facility	153,800	183,900
Repayments of revolving credit facility	(169,800)	(233,900)
Borrowings on mortgages and notes payable	—	125,000
Repayments of mortgages and notes payable	(394,738)	(41,887)
Payments on financing obligation	—	(162)
Changes in debt issuance costs and other financing activities	(943)	(1,512)
Net cash used in financing activities	(394,212)	(9,370)
Net decrease in cash and cash equivalents	$(2,592)	$(3,893)
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows – Continued
(Unaudited and in thousands)

	Six Months Ended June 30,
	2016	2015
Net decrease in cash and cash equivalents	$(2,592)	$(3,893)
Cash and cash equivalents at beginning of the period	5,036	8,832
Cash and cash equivalents at end of the period	$2,444	$4,939

Supplemental disclosure of cash flow information:

	Six Months Ended June 30,
	2016	2015
Cash paid for interest, net of amounts capitalized	$38,222	$40,540

Supplemental disclosure of non-cash investing and financing activities:

	Six Months Ended June 30,
	2016	2015
Unrealized losses on cash flow hedges	$(9,395)	$(2,645)
Conversions of Common Units to Common Stock	1,558	1,206
Changes in accrued capital expenditures	9,227	(3,250)
Write-off of fully depreciated real estate assets	21,948	31,011
Write-off of fully amortized debt issuance and leasing costs	11,690	17,812
Adjustment of noncontrolling interests in the Operating Partnership to fair value	15,042	(11,475)
Unrealized gains on tax increment financing bond	—	194
Assumption of mortgages and notes payable related to acquisition activities	—	19,277
Contingent consideration in connection with the acquisition of land	—	900

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Balance Sheets
(Unaudited and in thousands, except unit and per unit data)

	June 30, 2016	December 31, 2015
Assets:
Real estate assets, at cost:
Land	$448,212	$443,705
Buildings and tenant improvements	4,128,823	4,063,328
Development in-process	229,184	194,050
Land held for development	75,078	68,244
	4,881,297	4,769,327
Less-accumulated depreciation	(1,063,010)	(1,007,104)
Net real estate assets	3,818,287	3,762,223
Real estate and other assets, net, held for sale	2,387	240,948
Cash and cash equivalents	2,444	5,036
Restricted cash	265,193	16,769
Accounts receivable, net of allowance of $850 and $928, respectively	26,671	29,077
Mortgages and notes receivable, net of allowance of $75 and $287, respectively	9,971	2,096
Accrued straight-line rents receivable, net of allowance of $483 and $257, respectively	162,573	150,392
Investments in and advances to unconsolidated affiliates	19,786	20,676
Deferred leasing costs, net of accumulated amortization of $129,252 and $115,172, respectively	217,042	231,765
Prepaid expenses and other assets, net of accumulated amortization of $19,260 and $17,830, respectively	40,008	26,649
Total Assets	$4,564,362	$4,485,631
Liabilities, Redeemable Operating Partnership Units and Capital:
Mortgages and notes payable, net	$2,082,207	$2,491,813
Accounts payable, accrued expenses and other liabilities	241,979	233,988
Liabilities held for sale	—	14,119
Total Liabilities	2,324,186	2,739,920
Commitments and contingencies
Redeemable Operating Partnership Units:
Common Units, 2,867,424 and 2,899,752 outstanding, respectively	151,400	126,429
Series A Preferred Units (liquidation preference $1,000 per unit), 28,935 and 29,050 units issued and outstanding, respectively	28,935	29,050
Total Redeemable Operating Partnership Units	180,335	155,479
Capital:
Common Units:
General partner Common Units, 1,010,296 and 985,829 outstanding, respectively	20,537	15,759
Limited partner Common Units, 97,151,869 and 94,697,294 outstanding, respectively	2,033,235	1,560,309
Accumulated other comprehensive loss	(11,628)	(3,811)
Noncontrolling interests in consolidated affiliates	17,697	17,975
Total Capital	2,059,841	1,590,232
Total Liabilities, Redeemable Operating Partnership Units and Capital	$4,564,362	$4,485,631

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Income
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Rental and other revenues	$166,860	$148,543	$331,719	$293,779
Operating expenses:
Rental property and other expenses	57,515	52,370	115,095	104,884
Depreciation and amortization	55,317	47,928	108,811	94,795
General and administrative	8,327	8,665	19,464	19,908
Total operating expenses	121,159	108,963	243,370	219,587
Interest expense:
Contractual	18,674	20,857	38,389	41,299
Amortization of debt issuance costs	811	828	1,801	1,628
Financing obligation	—	162	—	162
	19,485	21,847	40,190	43,089
Other income:
Interest and other income	534	520	1,051	1,102
Losses on debt extinguishment	—	(220)	—	(220)
	534	300	1,051	882
Income from continuing operations before disposition of investment properties and activity in unconsolidated affiliates	26,750	18,033	49,210	31,985
Gains on disposition of property	5,861	2,412	10,258	3,569
Equity in earnings of unconsolidated affiliates	917	1,776	2,202	3,587
Income from continuing operations	33,528	22,221	61,670	39,141
Discontinued operations:
Income from discontinued operations	—	4,670	4,097	8,585
Net gains on disposition of discontinued operations	—	—	414,496	—
	—	4,670	418,593	8,585
Net income	33,528	26,891	480,263	47,726
Net (income) attributable to noncontrolling interests in consolidated affiliates	(314)	(328)	(622)	(624)
Distributions on Preferred Units	(627)	(626)	(1,253)	(1,253)
Net income available for common unitholders	$32,587	$25,937	$478,388	$45,849
Earnings per Common Unit – basic:
Income from continuing operations available for common unitholders	$0.33	$0.22	$0.60	$0.39
Income from discontinued operations available for common unitholders	—	0.05	4.21	0.09
Net income available for common unitholders	$0.33	$0.27	$4.81	$0.48
Weighted average Common Units outstanding – basic	100,129	96,556	99,496	96,153
Earnings per Common Unit – diluted:
Income from continuing operations available for common unitholders	$0.33	$0.22	$0.60	$0.39
Income from discontinued operations available for common unitholders	—	0.05	4.20	0.09
Net income available for common unitholders	$0.33	$0.27	$4.80	$0.48
Weighted average Common Units outstanding – diluted	100,219	96,640	99,583	96,257
Distributions declared per Common Unit	$0.425	$0.425	$0.850	$0.850
Net income available for common unitholders:
Income from continuing operations available for common unitholders	$32,587	$21,267	$59,795	$37,264
Income from discontinued operations available for common unitholders	—	4,670	418,593	8,585
Net income available for common unitholders	$32,587	$25,937	$478,388	$45,849
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Comprehensive income:
Net income	$33,528	$26,891	$480,263	$47,726
Other comprehensive income/(loss):
Unrealized gains on tax increment financing bond	—	1	—	194
Unrealized gains/(losses) on cash flow hedges	(5,760)	269	(9,395)	(2,645)
Amortization of cash flow hedges	783	925	1,578	1,849
Total other comprehensive income/(loss)	(4,977)	1,195	(7,817)	(602)
Total comprehensive income	28,551	28,086	472,446	47,124
Less-comprehensive (income) attributable to noncontrolling interests	(314)	(328)	(622)	(624)
Comprehensive income attributable to common unitholders	$28,237	$27,758	$471,824	$46,500

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Capital
(Unaudited and in thousands)

	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2015	$15,759	$1,560,309	$(3,811)	$17,975	$1,590,232
Issuances of Common Units, net of issuance costs and tax withholdings	1,045	103,427	—	—	104,472
Distributions paid on Common Units	(844)	(83,543)	—	—	(84,387)
Distributions paid on Preferred Units	(13)	(1,240)	—	—	(1,253)
Share-based compensation expense, net of forfeitures	46	4,504	—	—	4,550
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(900)	(900)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	(253)	(25,066)	—	—	(25,319)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(6)	(616)	—	622	—
Comprehensive income:
Net income	4,803	475,460	—	—	480,263
Other comprehensive loss	—	—	(7,817)	—	(7,817)
Total comprehensive income					472,446
Balance at June 30, 2016	$20,537	$2,033,235	$(11,628)	$17,697	$2,059,841

	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2014	$15,078	$1,492,948	$(3,912)	$18,109	$1,522,223
Issuances of Common Units, net of issuance costs and tax withholdings	432	42,784	—	—	43,216
Distributions paid on Common Units	(817)	(80,846)	—	—	(81,663)
Distributions paid on Preferred Units	(13)	(1,240)	—	—	(1,253)
Share-based compensation expense, net of forfeitures	51	5,016	—	—	5,067
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(751)	(751)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	133	13,115	—	—	13,248
Net (income) attributable to noncontrolling interests in consolidated affiliates	(6)	(618)	—	624	—
Comprehensive income:
Net income	477	47,249	—	—	47,726
Other comprehensive loss	—	—	(602)	—	(602)
Total comprehensive income					47,124
Balance at June 30, 2015	$15,335	$1,518,408	$(4,514)	$17,982	$1,547,211

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Six Months Ended June 30,
	2016	2015
Operating activities:
Net income	$480,263	$47,726
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	108,811	101,548
Amortization of lease incentives and acquisition-related intangible assets and liabilities	(1,179)	9
Share-based compensation expense	4,550	5,067
Allowance for losses on accounts and accrued straight-line rents receivable	1,218	1,174
Accrued interest on mortgages and notes receivable	(212)	(268)
Amortization of debt issuance costs	1,801	1,628
Amortization of cash flow hedges	1,578	1,849
Amortization of mortgages and notes payable fair value adjustments	(116)	84
Losses on debt extinguishment	—	220
Net gains on disposition of property	(424,754)	(3,569)
Equity in earnings of unconsolidated affiliates	(2,202)	(3,587)
Changes in financing obligation	—	162
Distributions of earnings from unconsolidated affiliates	1,095	3,438
Changes in operating assets and liabilities:
Accounts receivable	(181)	1,723
Prepaid expenses and other assets	(5,297)	(4,365)
Accrued straight-line rents receivable	(13,600)	(11,417)
Accounts payable, accrued expenses and other liabilities	(13,970)	(19,041)
Net cash provided by operating activities	137,805	122,381
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	(9,058)	(4,277)
Investments in development in-process	(74,668)	(44,601)
Investments in tenant improvements and deferred leasing costs	(42,954)	(61,282)
Investments in building improvements	(31,677)	(23,513)
Net proceeds from disposition of real estate assets	675,003	6,070
Distributions of capital from unconsolidated affiliates	2,118	10,077
Investments in mortgages and notes receivable	(7,818)	(1,772)
Repayments of mortgages and notes receivable	155	9,221
Investments in and advances to unconsolidated affiliates	(105)	—
Changes in restricted cash and other investing activities	(257,181)	(6,741)
Net cash provided by/(used in) investing activities	253,815	(116,818)
Financing activities:
Distributions on Common Units	(84,387)	(81,663)
Redemptions/repurchases of Preferred Units	(115)	(10)
Distributions on Preferred Units	(1,253)	(1,253)
Distributions to noncontrolling interests in consolidated affiliates	(900)	(751)
Proceeds from the issuance of Common Units	110,158	47,678
Costs paid for the issuance of Common Units	(1,629)	(735)
Repurchase of units related to tax withholdings	(4,057)	(3,727)
Borrowings on revolving credit facility	153,800	183,900
Repayments of revolving credit facility	(169,800)	(233,900)
Borrowings on mortgages and notes payable	—	125,000
Repayments of mortgages and notes payable	(394,738)	(41,887)
Payments on financing obligation	—	(162)
Changes in debt issuance costs and other financing activities	(1,291)	(2,052)
Net cash used in financing activities	(394,212)	(9,562)
Net decrease in cash and cash equivalents	$(2,592)	$(3,999)
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows - Continued
(Unaudited and in thousands)

	Six Months Ended June 30,
	2016	2015
Net decrease in cash and cash equivalents	$(2,592)	$(3,999)
Cash and cash equivalents at beginning of the period	5,036	8,938
Cash and cash equivalents at end of the period	$2,444	$4,939

Supplemental disclosure of cash flow information:

	Six Months Ended June 30,
	2016	2015
Cash paid for interest, net of amounts capitalized	$38,222	$40,540

Supplemental disclosure of non-cash investing and financing activities:

	Six Months Ended June 30,
	2016	2015
Unrealized losses on cash flow hedges	$(9,395)	$(2,645)
Changes in accrued capital expenditures	9,227	(3,250)
Write-off of fully depreciated real estate assets	21,948	31,011
Write-off of fully amortized debt issuance and leasing costs	11,690	17,812
Adjustment of Redeemable Common Units to fair value	24,971	(13,788)
Unrealized gains on tax increment financing bond	—	194
Assumption of mortgages and notes payable related to acquisition activities	—	19,277
Contingent consideration in connection with the acquisition of land	—	900

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(tabular dollar amounts in thousands, except per share and per unit data)
(Unaudited)

1.    Description of Business and Significant Accounting Policies

Description of Business

Highwoods Properties, Inc. (the “Company”) is a fully integrated real estate investment trust (“REIT”) that provides leasing, management, development, construction and other customer-related services for its properties and for third parties. The Company conducts its activities through Highwoods Realty Limited Partnership (the “Operating Partnership”). At June 30, 2016, we owned or had an interest in 31.1 million rentable square feet of in-service properties, 1.1 million rentable square feet of properties under development and approximately 500 acres of development land.

The Company is the sole general partner of the Operating Partnership. At June 30, 2016, the Company owned all of the Preferred Units and 98.2 million, or 97.2%, of the Common Units in the Operating Partnership. Limited partners owned the remaining 2.9 million Common Units. During the six months ended June 30, 2016, the Company redeemed 32,328 Common Units for a like number of shares of Common Stock.

Common Stock Offerings

During the three and six months ended June 30, 2016, the Company issued 1,022,575 and 2,077,071 shares, respectively, of Common Stock under its equity distribution agreements at an average gross sales price of $48.90 and $47.36 per share, respectively, and received net proceeds, after sales commissions, of $49.3 million and $96.9 million, respectively. As a result of this activity and the redemptions discussed above, the percentage of Common Units owned by the Company increased from 97.1% at December 31, 2015 to 97.2% at June 30, 2016.

Basis of Presentation

Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Our Consolidated Statements of Income for the three and six months ended June 30, 2015 were retrospectively revised from previously reported amounts to reclassify the operations for those properties classified as discontinued operations. The Company's Consolidated Financial Statements include the Operating Partnership, wholly owned subsidiaries and those entities in which the Company has the controlling interest. The Operating Partnership's Consolidated Financial Statements include wholly owned subsidiaries and those entities in which the Operating Partnership has the controlling interest. In addition, we consolidate those entities deemed to be variable interest entities in which we are determined to be the primary beneficiary. At June 30, 2016, we had involvement with, but are not the primary beneficiary in, an entity that we concluded to be a variable interest entity. All intercompany transactions and accounts have been eliminated.

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

Recently Issued Accounting Standards

The Financial Accounting Standards Board ("FASB") recently issued an accounting standards update ("ASU") that requires the use of a new five-step model to recognize revenue from customer contracts. The five-step model requires that we identify the contract with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when we satisfy the performance obligations. We will also be required to disclose information regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The ASU is required to be adopted in 2018. Retrospective application is required either to all periods presented or with the cumulative effect of initial adoption recognized in the period of adoption. We are in the process of evaluating this ASU.

The FASB recently issued an ASU that amended consolidation requirements. The amendments significantly change the consolidation analysis required under GAAP and require companies to reevaluate all previous consolidation conclusions. We adopted the ASU as of January 1, 2016 and there was no impact to consolidated entities included in our Consolidated Financial Statements. However, in reevaluating our previous consolidation conclusions upon adoption of the ASU, we determined our 12.5% equity interest in an unconsolidated affiliate to be an interest in a variable interest entity because certain of its limited partners do not have substantive kick-out or participating rights. We do not qualify as the primary beneficiary since our obligation to absorb losses and receive benefits of the variable interest entity is less than that of the other general partner. Accordingly, the entity is not consolidated. At June 30, 2016, our maximum exposure to loss with respect to this arrangement is limited to the $1.6 million carrying value of our 12.5% investment in the unconsolidated affiliate.

The FASB recently issued an ASU that requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability to which they relate, consistent with debt discounts, as opposed to being presented as assets. For debt issuance costs related to revolving credit facilities, the FASB allows the presentation of debt issuance costs as an asset. We adopted the ASU as of January 1, 2016 with retrospective application to our December 31, 2015 Consolidated Balance Sheets. The effect of the adoption was to reclassify debt issuance costs from deferred financing and leasing costs, net of accumulated amortization, as follows: $7.8 million to a contra account as a deduction from the related mortgages and notes payable and $2.1 million to prepaid expenses and other assets. There was no effect on our Consolidated Statements of Income.

The FASB recently issued an ASU which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors.  The ASU requires lessors to account for leases using an approach that is substantially equivalent to the existing guidance and is effective for reporting periods beginning after December 15, 2018 with early adoption permitted.  We are in the process of evaluating this ASU.

The FASB recently issued an ASU that requires, among other things, the use of a new current expected credit loss ("CECL") model in determining our allowances for doubtful accounts with respect to accounts receivable, accrued straight-line rents receivable and mortgages and notes receivable. The CECL model requires that we estimate our lifetime expected credit loss with respect to these receivables and record allowances that, when deducted from the balance of the receivables, represent the net amounts expected to be collected. We will also be required to disclose information about how we developed the allowances, including changes in the factors (e.g., portfolio mix, credit trends, unemployment, gross domestic product, etc.) that influenced our estimate of expected credit losses and the reasons for those changes. We will apply the ASU’s provisions as a cumulative-effect adjustment to retained earnings upon adoption in 2020. We are in the process of evaluating this ASU.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

2.    Real Estate Assets

Acquisitions

During the second quarter of 2016, we acquired 14 acres of development land in Nashville, TN for a purchase price, including acquisition costs, of $9.1 million.

Dispositions

During the second quarter of 2016, we sold a building for a sale price of $14.2 million and recorded a gain on disposition of property of $5.9 million.

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

3.    Mortgages and Notes Receivable

Mortgages and notes receivable were $10.0 million and $2.1 million at June 30, 2016 and December 31, 2015, respectively. We evaluate the ability to collect our mortgages and notes receivable by monitoring the leasing statistics and/or market fundamentals of these assets. As of June 30, 2016, our mortgages and notes receivable were not in default and there were no other indicators of impairment.

4.    Investments in and Advances to Unconsolidated Affiliates

We have equity interests of up to 50.0% in various joint ventures with unrelated third parties that are accounted for using the equity method of accounting because we have the ability to exercise significant influence over their operating and financial policies.

The following table sets forth the summarized income statements of our unconsolidated affiliates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Income Statements:
Rental and other revenues	$11,210	$12,423	$21,982	$24,654
Expenses:
Rental property and other expenses	4,573	6,031	9,288	11,698
Depreciation and amortization	2,656	3,110	5,403	6,225
Interest expense	1,342	2,032	2,719	4,181
Total expenses	8,571	11,173	17,410	22,104
Income before disposition of property	2,639	1,250	4,572	2,550
Gains on disposition of property	—	16,054	902	18,181
Net income	$2,639	$17,304	$5,474	$20,731

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

4.    Investments in and Advances to Unconsolidated Affiliates - Continued

During the first quarter of 2016, Concourse Center Associates, LLC (a joint venture in which we own a 50.0% interest) sold two buildings and land to an unrelated third party for an aggregate sale price of $11.0 million and recorded losses on disposition of property of $0.1 million. As our cost basis was different from the basis reflected at the joint venture level, we recorded $0.4 million of gains through equity in earnings of unconsolidated affiliates. Simultaneously with the sale, the joint venture repaid all $6.6 million of its secured debt.

During the first quarter of 2016, 4600 Madison Associates, LP (a joint venture in which we own a 12.5% interest) sold land to an unrelated third party for a sale price of $3.4 million and recorded a gain on disposition of property of $1.0 million. We recorded $0.1 million as our share of this gain through equity in earnings of unconsolidated affiliates. Simultaneously with the sale, the joint venture used all of the proceeds to pay down $3.4 million on its secured mortgage loan with an effective interest rate of 6.85%.

5.    Intangible Assets and Below Market Lease Liabilities

The following table sets forth total intangible assets and acquisition-related below market lease liabilities, net of accumulated amortization:

	June 30, 2016	December 31, 2015
Assets:
Deferred leasing costs (including lease incentives and above market lease and in-place lease acquisition-related intangible assets)	$346,294	$346,937
Less accumulated amortization	(129,252)	(115,172)
	$217,042	$231,765

Liabilities (in accounts payable, accrued expenses and other liabilities):
Acquisition-related below market lease liabilities	$63,400	$63,830
Less accumulated amortization	(22,057)	(17,927)
	$41,343	$45,903

The following table sets forth amortization of intangible assets and below market lease liabilities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Amortization of deferred leasing costs and acquisition-related intangible assets (in depreciation and amortization)	$11,731	$9,888	$23,066	$19,889
Amortization of lease incentives (in rental and other revenues)	$390	$412	$1,101	$763
Amortization of acquisition-related intangible assets (in rental and other revenues)	$972	$1,189	$2,003	$2,355
Amortization of acquisition-related intangible assets (in rental property and other expenses)	$139	$139	$277	$276
Amortization of acquisition-related below market lease liabilities (in rental and other revenues)	$(2,788)	$(1,674)	$(4,560)	$(3,406)

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

5.    Intangible Assets and Below Market Lease Liabilities - Continued

The following table sets forth scheduled future amortization of intangible assets and below market lease liabilities:

	Amortization of Deferred Leasing Costs and Acquisition-Related Intangible Assets (in Depreciation and Amortization)	Amortization of Lease Incentives (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental Property and Other Expenses)	Amortization of Acquisition-Related Below Market Lease Liabilities (in Rental and Other Revenues)
July 1 through December 31, 2016	$22,822	$680	$1,848	$276	$(3,520)
2017	39,636	1,306	2,639	553	(6,207)
2018	32,768	1,203	1,704	553	(6,014)
2019	27,057	993	1,304	553	(5,524)
2020	22,465	756	988	525	(5,196)
Thereafter	51,660	2,193	2,560	—	(14,882)
	$196,408	$7,131	$11,043	$2,460	$(41,343)
Weighted average remaining amortization periods as of June 30, 2016 (in years)	6.6	7.2	6.2	4.5	7.6

6.    Mortgages and Notes Payable

The following table sets forth our mortgages and notes payable:

	June 30, 2016	December 31, 2015
Secured indebtedness	$130,001	$175,281
Unsecured indebtedness	1,958,739	2,324,333
Less-unamortized debt issuance costs	(6,533)	(7,801)
Total mortgages and notes payable, net	$2,082,207	$2,491,813

At June 30, 2016, our secured mortgage loans were collateralized by real estate assets with an aggregate undepreciated book value of $244.6 million.

Our $475.0 million unsecured revolving credit facility is scheduled to mature in January 2018 and includes an accordion feature that allows for an additional $75.0 million of borrowing capacity subject to additional lender commitments. Assuming no defaults have occurred, we have an option to extend the maturity for two additional six-month periods. The interest rate at our current credit ratings is LIBOR plus 110 basis points and the annual facility fee is 20 basis points. There was $283.0 million and $272.0 million outstanding under our revolving credit facility at June 30, 2016 and July 25, 2016, respectively. At both June 30, 2016 and July 25, 2016, we had $0.2 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at June 30, 2016 and July 25, 2016 was $191.8 million and $202.8 million, respectively.

During the second quarter of 2016, we prepaid without penalty the remaining $43.6 million balance on a secured mortgage loan with an effective interest rate of 7.5% that was originally scheduled to mature in August 2016.

During the second quarter of 2016, we executed a $150.0 million, 67-month unsecured term loan facility. The term loan facility is originally scheduled to mature in January 2022. The interest rate on the term loan facility at our current credit ratings is LIBOR plus 110 basis points. The purpose of the term loan facility is to repay amounts outstanding under our revolving credit facility and other general corporate purposes. There were no borrowings outstanding under our term loan facility at June 30, 2016 and July 25, 2016.

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

During the first quarter of 2016, we obtained $150.0 million notional amount of forward-starting swaps that effectively lock the underlying 10-year treasury rate at 1.90% with respect to a forecasted debt issuance expected to occur prior to March 15, 2017. The counterparties under the swaps are major financial institutions.

Our interest rate swaps have been designated as and are being accounted for as cash flow hedges with changes in fair value recorded in other comprehensive income/(loss) each reporting period. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on our cash flow hedges during the six months ended June 30, 2016 and 2015. We have no collateral requirements related to our interest rate swaps.

Amounts reported in accumulated other comprehensive loss ("AOCL") related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the period from July 1, 2016 through June 30, 2017, we estimate that $4.0 million will be reclassified to interest expense.

The following table sets forth the fair value of our derivatives:

	June 30, 2016	December 31, 2015
Derivatives:
Derivatives designated as cash flow hedges in accounts payable, accrued expenses and other liabilities:
Interest rate swaps	$11,049	$3,073

The following table sets forth the effect of our cash flow hedges on AOCL and interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Derivatives Designated as Cash Flow Hedges:
Amount of unrealized gains/(losses) recognized in AOCL on derivatives (effective portion):
Interest rate swaps	$(5,760)	$269	$(9,395)	$(2,645)
Amount of losses reclassified out of AOCL into contractual interest expense (effective portion):
Interest rate swaps	$783	$925	$1,578	$1,849

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

8.	Noncontrolling Interests

Noncontrolling Interests in Consolidated Affiliates

At June 30, 2016, our noncontrolling interests in consolidated affiliates relate to our joint venture partner's 50.0% interest in office properties in Richmond, VA. Our joint venture partner is an unrelated third party.

Noncontrolling Interests in the Operating Partnership

The following table sets forth the Company's noncontrolling interests in the Operating Partnership:

	Six Months Ended June 30,
	2016	2015
Beginning noncontrolling interests in the Operating Partnership	$126,429	$130,048
Adjustment of noncontrolling interests in the Operating Partnership to fair value	15,042	(11,475)
Conversions of Common Units to Common Stock	(1,558)	(1,206)
Net income attributable to noncontrolling interests in the Operating Partnership	13,950	1,378
Distributions to noncontrolling interests in the Operating Partnership	(2,463)	(2,485)
Total noncontrolling interests in the Operating Partnership	$151,400	$116,260

The following table sets forth net income available for common stockholders and transfers from the Company's noncontrolling interests in the Operating Partnership:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income available for common stockholders	$31,648	$25,155	$464,438	$44,471
Increase in additional paid in capital from conversions of Common Units to Common Stock	1,558	—	1,558	1,206
Change from net income available for common stockholders and transfers from noncontrolling interests	$33,206	$25,155	$465,996	$45,677

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

		Level 1	Level 2	Level 3
	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
Fair Value at June 30, 2016:
Assets:
Mortgages and notes receivable, at fair value (1)	$9,971	$—	$9,971	$—
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	2,572	2,572	—	—
Total Assets	$12,543	$2,572	$9,971	$—
Noncontrolling Interests in the Operating Partnership	$151,400	$151,400	$—	$—
Liabilities:
Mortgages and notes payable, net, at fair value (1)	$2,120,627	$—	$2,120,627	$—
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	11,049	—	11,049	—
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	2,572	2,572	—	—
Total Liabilities	$2,134,248	$2,572	$2,131,676	$—

Fair Value at December 31, 2015:
Assets:
Mortgages and notes receivable, at fair value (1)	$2,096	$—	$2,096	$—
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	2,736	2,736	—	—
Tax increment financing bond (in real estate and other assets, net, held for sale) (2)	11,197	—	—	11,197
Total Assets	$16,029	$2,736	$2,096	$11,197
Noncontrolling Interests in the Operating Partnership	$126,429	$126,429	$—	$—
Liabilities:
Mortgages and notes payable, net, at fair value (1)	$2,517,589	$—	$2,517,589	$—
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	3,073	—	3,073	—
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	2,736	2,736	—	—
Financing obligation, at fair value (in liabilities held for sale) (1) (2)	7,402	—	—	7,402
Total Liabilities	$2,530,800	$2,736	$2,520,662	$7,402
__________
(1)    Amounts recorded at historical cost on our Consolidated Balance Sheets at June 30, 2016 and December 31, 2015.
(2)    Sold during the first quarter of 2016 in conjunction with the sales of the Plaza assets.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

9.	Disclosure About Fair Value of Financial Instruments - Continued

The following table sets forth the changes in our Level 3 asset, which was recorded at fair value on our Consolidated Balance Sheets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Asset:
Tax Increment Financing Bond:
Beginning balance	$—	$12,640	$11,197	$12,447
Assigned to the buyer of the Plaza assets	—	—	(11,197)	—
Unrealized gains (in AOCL)	—	1	—	194
Ending balance	$—	$12,641	$—	$12,641

During 2007, we acquired a tax increment financing bond associated with a parking garage developed by us, which was assigned in conjunction with the sales of the Plaza assets in the first quarter of 2016. The estimated fair value at the date of sale was equal to the outstanding principal amount due on the bond.

The following table sets forth quantitative information about the unobservable input of our Level 3 asset, which was recorded at fair value on our Consolidated Balance Sheets:

	Valuation Technique	Unobservable Input	Rate as of
			December 31, 2015
Asset:
Tax increment financing bond	Income approach	Discount rate	6.93%

10.	Share-Based Payments

During the six months ended June 30, 2016, the Company granted 244,664 stock options with an exercise price equal to the closing market price of a share of Common Stock on the date of grant. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model, which resulted in a weighted average grant date fair value per share of $4.61. During the six months ended June 30, 2016, the Company also granted 72,698 shares of time-based restricted stock and 58,054 shares of total return-based restricted stock with weighted average grant date fair values per share of $43.59 and $41.37, respectively. We recorded share-based compensation expense of $1.0 million and $1.2 million during the three months ended June 30, 2016 and 2015, respectively, and $4.6 million and $5.1 million during the six months ended June 30, 2016 and 2015, respectively. At June 30, 2016, there was $6.8 million of total unrecognized share-based compensation costs, which will be recognized over a weighted average remaining contractual term of 2.6 years.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

11.	Accumulated Other Comprehensive Loss

The following table sets forth the components of AOCL:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Tax increment financing bond:
Beginning balance	$—	$(252)	$—	$(445)
Unrealized gains on tax increment financing bond	—	1	—	194
Ending balance	—	(251)	—	(251)
Cash flow hedges:
Beginning balance	(6,651)	(5,457)	(3,811)	(3,467)
Unrealized gains/(losses) on cash flow hedges	(5,760)	269	(9,395)	(2,645)
Amortization of cash flow hedges (1)	783	925	1,578	1,849
Ending balance	(11,628)	(4,263)	(11,628)	(4,263)
Total accumulated other comprehensive loss	$(11,628)	$(4,514)	$(11,628)	$(4,514)
__________
(1)    Amounts reclassified out of AOCL into contractual interest expense.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

12.	Real Estate, Other Assets and Liabilities Held For Sale and Discontinued Operations

The following tables set forth the assets and liabilities related to discontinued operations at December 31, 2015, the results of operations for the three and six months ended June 30, 2016 and 2015 and cash flows for the six months ended June 30, 2016 and 2015 as well as assets held for sale at June 30, 2016:

	June 30, 2016	December 31, 2015
Assets:
Land	$—	$16,681
Buildings and tenant improvements	—	322,811
Land held for development	2,230	1,089
Less-accumulated depreciation	—	(131,274)
Net real estate assets	2,230	209,307
Accrued straight-line rents receivable, net	—	11,730
Deferred leasing costs, net	—	6,690
Prepaid expenses and other assets, net	157	13,221
Real estate and other assets, net, held for sale	$2,387	$240,948
Liabilities:
Accounts payable, accrued expenses and other liabilities	$—	$(6,717)
Financing obligation	—	(7,402)
Liabilities held for sale	$—	$(14,119)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Rental and other revenues	$—	$12,593	$8,484	$24,667
Operating expenses:
Rental property and other expenses	—	4,908	3,334	9,907
Depreciation and amortization	—	3,312	—	6,753
General and administrative	—	227	1,388	421
Total operating expenses	—	8,447	4,722	17,081
Interest expense	—	155	85	336
Other income	—	679	420	1,335
Income from discontinued operations	—	4,670	4,097	8,585
Net gains on disposition of discontinued operations	—	—	414,496	—
Total income from discontinued operations	$—	$4,670	$418,593	$8,585

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities	$2,040	$14,629
Cash flows from investing activities	$417,097	$(6,897)

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

13.	Earnings Per Share and Per Unit

The following table sets forth the computation of basic and diluted earnings per share of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Earnings per Common Share - basic:
Numerator:
Income from continuing operations	$33,528	$22,221	$61,670	$39,141
Net (income) attributable to noncontrolling interests in the Operating Partnership from continuing operations	(939)	(641)	(1,685)	(1,117)
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(314)	(328)	(622)	(624)
Dividends on Preferred Stock	(627)	(626)	(1,253)	(1,253)
Income from continuing operations available for common stockholders	31,648	20,626	58,110	36,147
Income from discontinued operations	—	4,670	418,593	8,585
Net (income) attributable to noncontrolling interests in the Operating Partnership from discontinued operations	—	(141)	(12,265)	(261)
Income from discontinued operations available for common stockholders	—	4,529	406,328	8,324
Net income available for common stockholders	$31,648	$25,155	$464,438	$44,471
Denominator:
Denominator for basic earnings per Common Share – weighted average shares	97,648	94,055	97,010	93,641
Earnings per Common Share - basic:
Income from continuing operations available for common stockholders	$0.32	$0.22	$0.60	$0.39
Income from discontinued operations available for common stockholders	—	0.05	4.19	0.08
Net income available for common stockholders	$0.32	$0.27	$4.79	$0.47
Earnings per Common Share - diluted:
Numerator:
Income from continuing operations	$33,528	$22,221	$61,670	$39,141
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(314)	(328)	(622)	(624)
Dividends on Preferred Stock	(627)	(626)	(1,253)	(1,253)
Income from continuing operations available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	32,587	21,267	59,795	37,264
Income from discontinued operations available for common stockholders	—	4,670	418,593	8,585
Net income available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	$32,587	$25,937	$478,388	$45,849
Denominator:
Denominator for basic earnings per Common Share – weighted average shares	97,648	94,055	97,010	93,641
Add:
Stock options using the treasury method	90	84	87	104
Noncontrolling interests Common Units	2,890	2,910	2,895	2,921
Denominator for diluted earnings per Common Share – adjusted weighted average shares and assumed conversions (1)	100,628	97,049	99,992	96,666
Earnings per Common Share - diluted:
Income from continuing operations available for common stockholders	$0.32	$0.22	$0.60	$0.39
Income from discontinued operations available for common stockholders	—	0.05	4.18	0.08
Net income available for common stockholders	$0.32	$0.27	$4.78	$0.47
__________

(1)	Includes all unvested restricted stock where dividends on such restricted stock are non-forfeitable.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

13.	Earnings Per Share and Per Unit - Continued

The following table sets forth the computation of basic and diluted earnings per unit of the Operating Partnership:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Earnings per Common Unit - basic:
Numerator:
Income from continuing operations	$33,528	$22,221	$61,670	$39,141
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(314)	(328)	(622)	(624)
Distributions on Preferred Units	(627)	(626)	(1,253)	(1,253)
Income from continuing operations available for common unitholders	32,587	21,267	59,795	37,264
Income from discontinued operations available for common unitholders	—	4,670	418,593	8,585
Net income available for common unitholders	$32,587	$25,937	$478,388	$45,849
Denominator:
Denominator for basic earnings per Common Unit – weighted average units	100,129	96,556	99,496	96,153
Earnings per Common Unit - basic:
Income from continuing operations available for common unitholders	$0.33	$0.22	$0.60	$0.39
Income from discontinued operations available for common unitholders	—	0.05	4.21	0.09
Net income available for common unitholders	$0.33	$0.27	$4.81	$0.48
Earnings per Common Unit - diluted:
Numerator:
Income from continuing operations	$33,528	$22,221	$61,670	$39,141
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(314)	(328)	(622)	(624)
Distributions on Preferred Units	(627)	(626)	(1,253)	(1,253)
Income from continuing operations available for common unitholders	32,587	21,267	59,795	37,264
Income from discontinued operations available for common unitholders	—	4,670	418,593	8,585
Net income available for common unitholders	$32,587	$25,937	$478,388	$45,849
Denominator:
Denominator for basic earnings per Common Unit – weighted average units	100,129	96,556	99,496	96,153
Add:
Stock options using the treasury method	90	84	87	104
Denominator for diluted earnings per Common Unit – adjusted weighted average units and assumed conversions (1)	100,219	96,640	99,583	96,257
Earnings per Common Unit - diluted:
Income from continuing operations available for common unitholders	$0.33	$0.22	$0.60	$0.39
Income from discontinued operations available for common unitholders	—	0.05	4.20	0.09
Net income available for common unitholders	$0.33	$0.27	$4.80	$0.48
__________

(1)	Includes all unvested restricted stock where dividends on such restricted stock are non-forfeitable.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

14.	Segment Information

The following tables summarize the rental and other revenues and net operating income, the primary industry property-level performance metric used by our chief operating decision maker which is defined as rental and other revenues less rental property and other expenses, for each of our reportable segments. Our segment information for the three and six months ended June 30, 2015 has been retrospectively revised from previously reported amounts to reflect a change in our reportable segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Rental and Other Revenues:
Office:
Atlanta, GA	$34,652	$25,611	$67,848	$50,393
Greensboro, NC	5,037	5,398	10,184	10,838
Memphis, TN	11,931	12,050	23,945	23,784
Nashville, TN	24,415	21,770	47,781	43,586
Orlando, FL	11,197	10,948	22,682	21,782
Pittsburgh, PA	14,195	14,719	29,335	29,268
Raleigh, NC	28,024	25,541	56,246	48,982
Richmond, VA	10,937	10,203	22,006	20,787
Tampa, FL	22,814	18,602	44,252	37,029
Total Office Segment	163,202	144,842	324,279	286,449
Other	3,658	3,701	7,440	7,330
Total Rental and Other Revenues	$166,860	$148,543	$331,719	$293,779

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

14.	Segment Information - Continued

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net Operating Income:
Office:
Atlanta, GA	$21,911	$15,663	$42,963	$31,030
Greensboro, NC	3,209	3,516	6,357	6,942
Memphis, TN	7,398	7,641	14,813	15,030
Nashville, TN	17,613	15,480	34,428	30,712
Orlando, FL	6,320	6,348	13,005	12,831
Pittsburgh, PA	8,108	8,670	16,711	16,632
Raleigh, NC	20,156	18,358	40,410	34,629
Richmond, VA	7,687	6,932	15,116	13,812
Tampa, FL	14,361	11,020	27,688	22,240
Total Office Segment	106,763	93,628	211,491	183,858
Other	2,582	2,545	5,133	5,037
Total Net Operating Income	109,345	96,173	216,624	188,895
Reconciliation to income from continuing operations before disposition of investment properties and activity in unconsolidated affiliates:
Depreciation and amortization	(55,317)	(47,928)	(108,811)	(94,795)
General and administrative expenses	(8,327)	(8,665)	(19,464)	(19,908)
Interest expense	(19,485)	(21,847)	(40,190)	(43,089)
Other income	534	300	1,051	882
Income from continuing operations before disposition of investment properties and activity in unconsolidated affiliates	$26,750	$18,033	$49,210	$31,985

15.	Subsequent Events

On July 1, 2016, we acquired fee simple title to the land underneath one of our buildings in Pittsburgh, PA that was previously subject to a ground lease for a purchase price of $18.5 million. We expect to expense $0.5 million of acquisition costs (included in general and administrative expenses) related to this acquisition.

On July 18, 2016, 4600 Madison Associates, LP (a joint venture in which we own a 12.5% interest) sold a building to an unrelated third party for a sale price of $32.7 million and expects to record a gain on disposition of property of $21.3 million. As our cost basis was different from the basis reflected at the joint venture level, we expect to record $1.9 million of gain through equity in earnings of unconsolidated affiliates. Simultaneously with the sale, the joint venture used a portion of the proceeds to pay off $6.3 million of debt.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a fully integrated office real estate investment trust ("REIT") that owns, develops, acquires, leases and manages properties primarily in the best business districts (BBDs) of Atlanta, Greensboro, Memphis, Nashville, Orlando, Pittsburgh, Raleigh, Richmond and Tampa. The Company conducts its activities through the Operating Partnership. The Operating Partnership is managed by the Company, its sole general partner. Additional information about us can be found on our website at www.highwoods.com. Information on our website is not part of this Quarterly Report.

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

This list of risks and uncertainties, however, is not intended to be exhaustive. You should also review the other cautionary statements we make in “Business – Risk Factors” set forth in our 2015 Annual Report on Form 10-K and "Item 1A. Risk Factors" contained herein. Given these uncertainties, you should not place undue reliance on forward-looking statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements to reflect any future events or circumstances or to reflect the occurrence of unanticipated events.

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

The key components affecting our rental and other revenues are average occupancy, rental rates, cost recovery income, new developments placed in service, acquisitions and dispositions. Average occupancy generally increases during times of improving economic growth, as our ability to lease space outpaces vacancies that occur upon the expirations of existing leases. Average occupancy generally declines during times of slower economic growth, when new vacancies tend to outpace our ability to lease space. Asset acquisitions, dispositions and new developments placed in service directly impact our rental revenues and could impact our average occupancy, depending upon the occupancy rate of the properties that are acquired, sold or placed in service. A further indicator of the predictability of future revenues is the expected lease expirations of our portfolio. As a result, in addition to seeking to increase our average occupancy by leasing current vacant space, we also concentrate our leasing efforts on renewing existing leases prior to expiration. For more information regarding our lease expirations, see "Properties - Lease Expirations" in our 2015 Annual Report on Form 10-K. Occupancy in our office portfolio decreased from 92.6% at December 31, 2015 to 92.0% at June 30, 2016. We expect average occupancy for our office portfolio to be approximately 92% to 93% for the remainder of 2016.

Whether or not our rental revenue tracks average occupancy proportionally depends upon whether GAAP rents under signed new and renewal leases are higher or lower than the GAAP rents under expiring leases. Annualized rental revenues from second generation leases expiring during any particular year are generally less than 15% of our total annual rental revenues. The following table sets forth information regarding second generation office leases signed during the second quarter of 2016 (we define second generation office leases as leases with new customers and renewals of existing customers in office space that has been previously occupied under our ownership and leases with respect to vacant space in acquired buildings):

	New	Renewal	All Office
Leased space (in rentable square feet)	245,193	661,722	906,915
Average term (in years - rentable square foot weighted)	6.5	5.0	5.4
Base rents (per rentable square foot) (1)	$27.04	$24.43	$25.14
Rent concessions (per rentable square foot) (1)	(1.13)	(0.36)	(0.57)
GAAP rents (per rentable square foot) (1)	$25.91	$24.07	$24.57
Tenant improvements (per rentable square foot) (1)	$3.91	$1.90	$2.44
Leasing commissions (per rentable square foot) (1)	$1.02	$0.64	$0.74
__________

(1)	Weighted average per rentable square foot on an annual basis over the lease term.

Compared to previous leases in the same office spaces, annual combined GAAP rents for new and renewal leases signed in the second quarter were $24.57 per rentable square foot or 15.4% higher.

We strive to maintain a diverse, stable and creditworthy customer base. We have an internal guideline whereby customers that account for more than 3% of our revenues are periodically reviewed with the Company's Board of Directors. As of June 30, 2016, no customer accounted for more than 3% of our cash revenues other than the Federal Government, which accounted for less than 6% of our cash revenues on an annualized basis. Upon completion of the Bridgestone Americas development project in Nashville, which is scheduled for delivery in the third quarter of 2017, it is expected that Bridgestone Americas, Inc., the U.S. subsidiary of Bridgestone Corporation, will account for approximately 3% of our revenues based on annualized cash revenues for June 2016.

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

Net Operating Income

Whether or not we record increasing same property net operating income (“NOI”) depends upon our ability to garner higher rental revenues, whether from higher average occupancy, higher GAAP rents per rentable square foot or higher cost recovery income, that exceed any corresponding growth in operating expenses. Same property NOI from continuing operations was $4.2 million, or 4.7%, higher in the second quarter of 2016 as compared to 2015 due to an increase in same property revenues of $4.8 million offset by an increase of $0.6 million in same property expenses. We expect same property NOI to be higher in the remainder of 2016 than 2015 as higher rental revenues, mostly from higher average occupancy, higher average GAAP rents per rentable square foot and higher cost recovery income are expected to more than offset an increase in same property operating expenses.

In addition to the effect of same property NOI, whether or not NOI from continuing operations increases depends upon whether the NOI from our acquired properties and development properties placed in service exceeds the NOI from sold properties. NOI from continuing operations was $13.2 million, or 13.7%, higher in the second quarter of 2016 as compared to 2015 due to the impact of acquisitions in 2015 and development properties placed in service in 2015 and 2016, offset by NOI lost from sold properties not classified as discontinued operations. We expect NOI from continuing operations to be higher in the remainder of 2016 than 2015 due to the impact of our net investment activity in 2015 and 2016.

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

Net cash related to financing activities generally relates to distributions, incurrence and repayment of debt, and issuances, repurchases or redemptions of Common Stock, Common Units and Preferred Stock. As discussed previously, we use a significant amount of our cash to fund distributions. Whether or not we have increases in the outstanding balances of debt during a period depends generally upon the net effect of our acquisition, disposition, development and joint venture activity. We generally use our credit facilities for daily working capital purposes, which means that during any given period, in order to minimize interest expense, we may record significant repayments and borrowings under our credit facilities.

Liquidity and Capital Resources

We intend to maintain a conservative and flexible balance sheet with access to multiple sources of debt and equity capital and sufficient availability under our credit facilities that allows us to capitalize on favorable development and acquisition opportunities as they arise.

Rental and other revenues are our principal source of funds to meet our short-term liquidity requirements. Other sources of funds for short-term liquidity needs include available working capital and borrowings under our credit facilities, which collectively had $352.8 million of availability at July 25, 2016. Our short-term liquidity requirements primarily consist of operating expenses, interest and principal amortization on our debt, distributions and capital expenditures, including building improvement costs, tenant improvement costs and lease commissions. Building improvements are capital costs to maintain or enhance existing buildings not typically related to a specific customer. Tenant improvements are the costs required to customize space for the specific needs of customers. We anticipate that our available cash and cash equivalents and cash provided by operating activities, together with cash available from borrowings under our revolving credit and term loan facilities, will be adequate to meet our short-term liquidity requirements. We use our credit facilities for working capital purposes and for the short-term funding of our development and acquisition activity and, in certain instances, the repayment of other debt. The continued ability to borrow under the credit facilities allows us to quickly capitalize on strategic opportunities at short-term interest rates.

Our long-term liquidity uses generally consist of the retirement or refinancing of debt upon maturity (including mortgage debt, our credit facilities, term loans and other unsecured debt), funding of existing and new building development and land infrastructure projects and funding acquisitions of buildings and development land. Our expected future capital expenditures for started and/or committed new development projects were approximately $238 million at June 30, 2016. Additionally, we may, from time to time, retire some or all of our remaining outstanding Preferred Stock and/or unsecured debt securities through redemptions, open market repurchases, privately negotiated acquisitions or otherwise.

We expect to meet our long-term liquidity needs through a combination of:

•	cash flow from operating activities;

•	bank term loans and borrowings under our credit facilities;

•	the issuance of unsecured debt;

•	the issuance of secured debt;

•	the issuance of equity securities by the Company or the Operating Partnership; and

•	the disposition of non-core assets.

We generally expect to grow our company on a leverage-neutral basis by maintaining a leverage ratio of 38% to 43% as measured by the ratio of our mortgages and notes payable and outstanding preferred stock to the undepreciated book value of our assets. At June 30, 2016, our leverage ratio was 37.5% and there were 101.6 million diluted shares of Common Stock outstanding.

For a discussion regarding dividends and distributions, see "Liquidity and Capital Resources - Dividends and Distributions."

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

Results of Operations

Three Months Ended June 30, 2016 and 2015

Rental and Other Revenues

Rental and other revenues were $18.3 million, or 12.3%, higher in the second quarter of 2016 as compared to 2015 primarily due to 2015 acquisitions, development properties placed in service in 2015 and 2016 and higher same property revenues, which increased rental and other revenues by $11.5 million, $4.2 million and $4.8 million, respectively. Same property rental and other revenues were higher primarily due to an increase in average occupancy to 92.9% in the second quarter of 2016 from 92.3% in the second quarter of 2015 and higher average GAAP rents per rentable square foot. These increases were partly offset by lost revenue of $1.7 million from property dispositions. We expect rental and other revenues for the remainder of 2016 to increase over 2015 primarily due to the contribution of acquisitions closed in 2015, development properties placed in service in 2015 and 2016 and higher same property revenues, partly offset by lost revenue from property dispositions.

Operating Expenses

Rental property and other expenses were $5.1 million, or 9.8%, higher in the second quarter of 2016 as compared to 2015 primarily due to 2015 acquisitions, development properties placed in service in 2015 and 2016 and higher same property operating expenses, which increased operating expenses by $4.3 million, $0.7 million and $0.6 million, respectively. Same property operating expenses were higher primarily due to higher property taxes, partly offset by lower utilities. These increases were partly offset by a $0.6 million decrease in operating expenses from property dispositions. We expect rental property and other expenses for the remainder of 2016 to increase over 2015 primarily due to the contribution of acquisitions closed in 2015, development properties placed in service in 2015 and 2016 and higher same property operating expenses, partly offset by lower operating expenses due to property dispositions.

Depreciation and amortization was $7.4 million, or 15.4%, higher in the second quarter of 2016 as compared to 2015 primarily due to 2015 acquisitions and development properties placed in service in 2015 and 2016, partly offset by property dispositions. We expect depreciation and amortization for the remainder of 2016 to increase over 2015 for similar reasons.

General and administrative expenses were $0.3 million, or 3.9%, lower in the second quarter of 2016 as compared to 2015 primarily due to lower incentive compensation, partly offset by higher company-wide base salaries. We expect general and administrative expenses for the remainder of 2016 to decrease over 2015 primarily due to lower incentive compensation and acquisition costs, partly offset by higher company-wide base salaries and benefits.

Interest Expense

Interest expense was $2.4 million, or 10.8%, lower in the second quarter of 2016 as compared to 2015 primarily due to lower average interest rates and higher capitalized interest. We expect interest expense for the remainder of 2016 to decrease over 2015 primarily due to lower average debt balances and higher capitalized interest.

Other Income

Other income was $0.2 million higher in the second quarter of 2016 as compared to 2015 primarily due to a loss on debt extinguishment in 2015. We expect other income for the remainder of 2016 to decrease over 2015 as a result of the repayment of mortgages receivable in 2015.

Gains on Disposition of Property

Gains on disposition of property were $3.4 million higher in the second quarter of 2016 as compared to 2015 due to the net effect of the disposition activity in such periods.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $0.9 million, or 48.4%, lower in the second quarter of 2016 as compared to 2015 primarily due to our $1.1 million share of a gain recognized by one of our unconsolidated affiliates in 2015. We expect equity in earnings of unconsolidated affiliates for the remainder of 2016 to increase over 2015 primarily due to our expected share of a gain to be recognized by one of our unconsolidated affiliates and higher leasing activity in 2016, partly offset by less net operating income in our unconsolidated affiliates as a result of disposition activity.

Income From Discontinued Operations

Income from discontinued operations was $4.7 million lower in the second quarter of 2016 as compared to 2015 due to the sales of substantially all of our wholly-owned Country Club Plaza assets in Kansas City (which we refer to as the “Plaza assets”) on March 1, 2016.

Earnings Per Common Share - Diluted

Diluted earnings per common share was $0.05 higher in the second quarter of 2016 as compared to 2015 due to an increase in net income for the reasons discussed above, partly offset by an increase in the weighted average Common Shares outstanding.

Six Months Ended June 30, 2016 and 2015

Rental and Other Revenues

Rental and other revenues were $37.9 million, or 12.9%, higher in the first six months of 2016 as compared to 2015 primarily due to 2015 acquisitions, development properties placed in service in 2015 and 2016 and higher same property revenues, which increased rental and other revenues by $23.6 million, $9.4 million and $8.9 million, respectively. Same property rental and other revenues were higher primarily due to an increase in average occupancy to 92.7% in the first six months of 2016 from 91.9% in the first six months of 2015, higher average GAAP rents per rentable square foot and higher termination fees. These increases were partly offset by lost revenue of $3.4 million from property dispositions.

Operating Expenses

Rental property and other expenses were $10.2 million, or 9.7%, higher in the first six months of 2016 as compared to 2015 primarily due to 2015 acquisitions, development properties placed in service in 2015 and 2016 and higher same property operating expenses, which increased operating expenses by $9.0 million, $1.9 million and $0.7 million, respectively. Same property operating expenses were higher primarily due to higher property taxes and repairs and maintenance, partly offset by lower utilities and property insurance. These increases were partly offset by a $1.1 million decrease in operating expenses from property dispositions.

Depreciation and amortization was $14.0 million, or 14.8%, higher in the first six months of 2016 as compared to 2015 primarily due to 2015 acquisitions and development properties placed in service in 2015 and 2016, partly offset by property dispositions.

General and administrative expenses were $0.4 million, or 2.2%, lower in the first six months of 2016 as compared to 2015 primarily due to lower incentive compensation, partly offset by higher company-wide base salaries.

Interest Expense

Interest expense was $2.9 million, or 6.7%, lower in the first six months of 2016 as compared to 2015 primarily due to lower average interest rates and higher capitalized interest, partly offset by higher average debt balances.

Other Income

Other income was $0.2 million higher in the first six months of 2016 as compared to 2015 primarily due to a loss on debt extinguishment in 2015.

Gains on Disposition of Property and Net Gains on Disposition of Discontinued Operations

Total gains were $421.2 million higher in the first six months of 2016 as compared to 2015 due to the sales of the Plaza assets.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $1.4 million, or 38.6%, lower in the first six months of 2016 as compared to 2015 primarily due to our share of gains recognized by certain of our unconsolidated affiliates in 2015.

Income From Discontinued Operations

Income from discontinued operations was $4.5 million lower in the first six months of 2016 as compared to 2015 due to the sales of the Plaza assets on March 1, 2016.

Earnings Per Common Share - Diluted

Diluted earnings per common share was $4.31 higher in the first six months of 2016 as compared to 2015 due to gains from the sales of the Plaza assets as well as other increases in net income for the reasons discussed above, partly offset by an increase in the weighted average Common Shares outstanding.

Liquidity and Capital Resources

Statements of Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in the Company’s cash flows ($ in thousands):

	Six Months Ended June 30,
	2016	2015	Change
Net Cash Provided By Operating Activities	$137,805	$122,295	$15,510
Net Cash Provided By/(Used In) Investing Activities	253,815	(116,818)	370,633
Net Cash Used In Financing Activities	(394,212)	(9,370)	(384,842)
Total Cash Flows	$(2,592)	$(3,893)	$1,301

The increase in net cash provided by operating activities in the first six months of 2016 as compared to 2015 was primarily due to higher net cash from the operations of 2015 acquisitions, development properties placed in service in 2015 and 2016 and the timing of cash paid for operating expenses. We expect net cash related to operating activities for the remainder of 2016 to be higher as compared to 2015 due to the impact of properties acquired in 2015 and development properties placed in service in 2015 and 2016, partly offset by the sales of the Plaza assets in 2016.

The change in net cash provided by/(used in) investing activities in the first six months of 2016 as compared to 2015 was primarily due to the net proceeds from the sales of the Plaza assets, partly offset by higher investments in development in-process and building improvements and higher net investments in mortgages and notes receivable in 2016. We expect uses of cash for investing activities for the remainder of 2016 to be primarily driven by whether or not we acquire and commence development of additional office buildings in the BBDs of our markets. Additionally, as of June 30, 2016, we have $238 million left to fund of our previously-announced development activity. We expect these uses of cash for investing activities will be partly offset by proceeds from non-core dispositions for the remainder of 2016.

The increase in net cash used in financing activities in the first six months of 2016 as compared to 2015 was primarily due to higher net debt repayments in 2016, partly offset by higher proceeds from the issuance of Common Stock in 2016.

Capitalization

The following table sets forth the Company’s capitalization (in thousands, except per share amounts):

	June 30, 2016	December 31, 2015
Mortgages and notes payable, net, at recorded book value	$2,082,207	$2,491,813
Financing obligation (in liabilities held for sale)	$—	$7,402
Preferred Stock, at liquidation value	$28,935	$29,050
Common Stock outstanding	98,571	96,092
Common Units outstanding (not owned by the Company)	2,867	2,900
Per share stock price at period end	$52.80	$43.60
Market value of Common Stock and Common Units	$5,355,926	$4,316,051
Total capitalization	$7,467,068	$6,844,316

At June 30, 2016, our mortgages and notes payable and outstanding preferred stock represented 28.3% of our total capitalization and 37.5% of the undepreciated book value of our assets.

Our mortgages and notes payable as of June 30, 2016 consisted of $130.0 million of secured indebtedness with a weighted average interest rate of 4.35% and $1,958.7 million of unsecured indebtedness with a weighted average interest rate of 3.70%. The secured indebtedness was collateralized by real estate assets with an aggregate undepreciated book value of $244.6 million. As of June 30, 2016, $608.0 million of our debt does not bear interest at fixed rates or is not protected by interest rate hedge contracts.

Dividends and Distributions

To maintain its qualification as a REIT, the Company must pay dividends to stockholders that are at least 90.0% of its annual REIT taxable income, excluding net capital gains. The partnership agreement requires the Operating Partnership to distribute at least enough cash for the Company to be able to pay such dividends. The Company's REIT taxable income, as determined by the federal tax laws, does not equal its net income under accounting principles generally accepted in the United States of America ("GAAP"). In addition, although capital gains are not required to be distributed to maintain REIT status, capital gains, if any, are subject to federal and state income tax unless such gains are distributed to stockholders.

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

•
expected cash flows from financing and investing activities, including from the sale of assets generating taxable gains to the extent such assets are not sold in a tax-deferred exchange under Section 1031 of the Internal Revenue Code or another tax-free or tax-deferred transaction.

Of the net proceeds received for the sales of the Plaza assets during the first quarter of 2016, we used all but approximately $205 million of such proceeds to acquire real estate assets in 1031 exchanges qualifying for tax-deferred treatment. On August 26, 2016, we expect to use all remaining net sale proceeds, which are currently being held in escrow, to reduce amounts outstanding under the revolving credit facility. The Company anticipates paying a special cash dividend of at least $0.75 per share no later than January 31, 2017 to stockholders of record no later than December 31, 2016. The exact amount of the special dividend, which depends upon a variety of factors such as the amount of any taxable gains resulting from potential dispositions and the amount and characterization of cash receipts and outlays throughout the remainder of the year, will be finalized by the end of 2016 and could be up to $0.25 per share higher.

Investment Activity

During the second quarter of 2016, we acquired 14 acres of development land in Nashville, TN for a purchase price, including acquisition costs, of $9.1 million.

On July 1, 2016, we acquired fee simple title to the land underneath one of our buildings in Pittsburgh, PA that was previously subject to a ground lease for a purchase price of $18.5 million.

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

During the second quarter of 2016, we sold a building for a sale price of $14.2 million and recorded a gain on disposition of property of $5.9 million.

As of June 30, 2016, we were developing 1.3 million rentable square feet of office properties. The following table summarizes these developments:

Property	Market	Rentable Square Feet	Anticipated Total Investment (1)	Investment As Of June 30, 2016 (1)	Pre-Leased %	Estimated Completion	Estimated Stabilization
			($ in thousands)
Seven Springs West	Nashville	203,000	$59,000	$57,520	85.6%	3Q16	1Q17
Riverwood 200	Atlanta	299,000	107,000	47,165	71.1	2Q17	2Q19
Seven Springs II	Nashville	131,000	38,100	11,848	42.9	2Q17	3Q18
Bridgestone Americas	Nashville	514,000	200,000	90,704	98.5	3Q17	3Q17
CentreGreen III (2)	Raleigh	166,500	40,850	2,420	—	3Q17	3Q19
		1,313,500	$444,950	$209,657	72.2%
__________

(1)	Includes deferred lease commissions which are classified in deferred leasing costs on our Consolidated Balance Sheets.

(2)	Recorded on our Consolidated Balance Sheets in land held for development, not development in-process.

Financing Activity

We have entered into separate equity distribution agreements with each of Jefferies LLC, Robert W. Baird & Co. Incorporated, BB&T Capital Markets, a division of BB&T Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Capital One Securities, Inc., Comerica Securities, Inc., Mitsubishi UFJ Securities (USA), Inc., Morgan Stanley & Co. LLC, Piper Jaffray & Co., RBC Capital Markets, LLC and Wells Fargo Securities, LLC. Under the terms of the equity distribution agreements, the Company may offer and sell up to $250.0 million in aggregate gross sales price of shares of Common Stock from time to time through such firms, acting as agents of the Company or as principals. Sales of the shares, if any, may be made by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices or as otherwise agreed with any of such firms. During the second quarter of 2016, the Company issued 1,022,575 shares of Common Stock at an average gross sales price of $48.90 per share and received net proceeds, after sales commissions, of $49.3 million. We paid an aggregate of $0.8 million in sales commissions to Jefferies LLC and Wells Fargo Securities, LLC during the second quarter of 2016.

Our $475.0 million unsecured revolving credit facility is scheduled to mature in January 2018 and includes an accordion feature that allows for an additional $75.0 million of borrowing capacity subject to additional lender commitments. Assuming no defaults have occurred, we have an option to extend the maturity for two additional six-month periods. The interest rate at our current credit ratings is LIBOR plus 110 basis points and the annual facility fee is 20 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody's Investors Service or Standard & Poor's Ratings Services. There was $283.0 million and $272.0 million outstanding under our revolving credit facility at June 30, 2016 and July 25, 2016, respectively. At both June 30, 2016 and July 25, 2016, we had $0.2 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at June 30, 2016 and July 25, 2016 was $191.8 million and $202.8 million, respectively.

During the second quarter of 2016, we prepaid without penalty the remaining $43.6 million balance on a secured mortgage loan with an effective interest rate of 7.5% that was originally scheduled to mature in August 2016.

During the second quarter of 2016, we executed a $150.0 million, 67-month unsecured term loan facility. The term loan facility is originally scheduled to mature in January 2022. The interest rate on the term loan facility at our current credit ratings is LIBOR plus 110 basis points. The interest rate is based on the higher of the publicly announced ratings from Moody's Investors Service or Standard & Poor's Ratings Services. The financial and other covenants under the term loan facility are similar to our revolving credit facility. The purpose of the term loan facility is to repay amounts outstanding under our revolving credit facility and other general corporate purposes. There were no borrowings outstanding under our term loan facility at June 30, 2016 and July 25, 2016.

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

Our revolving credit facility, term loan facility and bank term loans require us to comply with customary operating covenants and various financial requirements.

Off Balance Sheet Arrangements

On July 18, 2016, 4600 Madison Associates, LP (a joint venture in which we own a 12.5% interest) sold a building to an unrelated third party for a sale price of $32.7 million and expects to record a gain on disposition of property of $21.3 million. As our cost basis was different from the basis reflected at the joint venture level, we expect to record $1.9 million of gain through equity in earnings of unconsolidated affiliates. Simultaneously with the sale, the joint venture used a portion of the proceeds to pay off $6.3 million of debt.

Critical Accounting Estimates

There were no changes made by management to the critical accounting policies in the six months ended June 30, 2016. For a description of our critical accounting estimates, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our 2015 Annual Report on Form 10-K.

Non-GAAP Information

The Company believes that FFO, FFO available for common stockholders and FFO available for common stockholders per share are beneficial to management and investors and are important indicators of the performance of any equity REIT. Because these FFO calculations exclude such factors as depreciation, amortization and impairments of real estate assets and gains or losses from sales of operating real estate assets, which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful life estimates, they facilitate comparisons of operating performance between periods and between other REITs. Management believes that historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, management believes that the use of FFO, FFO available for common stockholders and FFO available for common stockholders per share, together with the required GAAP presentations, provides a more complete understanding of the Company's performance relative to its competitors and a more informed and appropriate basis on which to make decisions involving operating, financing and investing activities.

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

The following table sets forth the Company's FFO, FFO available for common stockholders and FFO available for common stockholders per share ($ in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Funds from operations:
Net income	$33,528	$26,891	$480,263	$47,726
Net (income) attributable to noncontrolling interests in consolidated affiliates	(314)	(328)	(622)	(624)
Depreciation and amortization of real estate assets	54,680	47,333	107,477	93,631
(Gains) on disposition of depreciable properties	(5,861)	(2,232)	(8,915)	(2,626)
Unconsolidated affiliates:
Depreciation and amortization of real estate assets	749	731	1,491	1,577
(Gains)/losses on disposition of depreciable properties	—	125	(331)	(946)
Discontinued operations:
Depreciation and amortization of real estate assets	—	3,261	—	6,641
(Gains) on disposition of depreciable properties	—	—	(414,496)	—
Funds from operations	82,782	75,781	164,867	145,379
Dividends on Preferred Stock	(627)	(626)	(1,253)	(1,253)
Funds from operations available for common stockholders	$82,155	$75,155	$163,614	$144,126
Funds from operations available for common stockholders per share	$0.82	$0.77	$1.64	$1.49
Weighted average shares outstanding (1)	100,628	97,049	99,992	96,666
__________

(1)	Includes assumed conversion of all potentially dilutive Common Stock equivalents.

In addition, the Company believes NOI from continuing operations and same property NOI are useful supplemental measures of the Company’s property operating performance because such metrics provide a performance measure of the revenues and expenses directly involved in owning real estate assets and a perspective not immediately apparent from net income or FFO. The Company defines NOI as rental and other revenues from continuing operations, less rental property and other expenses from continuing operations. The Company defines cash NOI as NOI less lease termination fees, straight-line rent, amortization of lease incentives and amortization of acquired above and below market leases. Other REITs may use different methodologies to calculate NOI and same property NOI.

As of June 30, 2016, our same property portfolio consisted of 222 in-service properties encompassing 26.8 million rentable square feet that were wholly owned during the entirety of the periods presented (from January 1, 2015 to June 30, 2016). As of December 31, 2015, our same property portfolio consisted of 221 in-service properties encompassing 26.2 million rentable square feet that were wholly owned during the entirety of the periods presented (from January 1, 2014 to December 31, 2015). The change in our same property portfolio was due to the addition of three properties encompassing 0.7 million rentable square feet acquired during 2014 and one newly developed property encompassing 0.1 million rentable square feet placed in service during 2014. These additions were offset by the removal of three properties encompassing 0.2 million rentable square feet that were sold during 2016.

Rental and other revenues related to properties not in our same property portfolio were $21.6 million and $8.1 million for the three months ended June 30, 2016 and 2015, respectively, and $42.7 million and $13.7 million for the six months ended June 30, 2016 and 2015, respectively. Rental property and other expenses related to properties not in our same property portfolio were $6.6 million and $2.1 million for the three months ended June 30, 2016 and 2015, respectively, and $13.6 million and $4.0 million for the six months ended June 30, 2016 and 2015, respectively.

The following table sets forth the Company’s NOI and same property NOI:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Income from continuing operations before disposition of investment properties and activity in unconsolidated affiliates	$26,750	$18,033	$49,210	$31,985
Other income	(534)	(300)	(1,051)	(882)
Interest expense	19,485	21,847	40,190	43,089
General and administrative expenses	8,327	8,665	19,464	19,908
Depreciation and amortization	55,317	47,928	108,811	94,795
Net operating income from continuing operations	109,345	96,173	216,624	188,895
Less – non same property and other net operating income	(14,950)	(5,988)	(29,143)	(9,658)
Same property net operating income from continuing operations	$94,395	$90,185	$187,481	$179,237

Same property net operating income from continuing operations	$94,395	$90,185	$187,481	$179,237
Less – lease termination fees, straight-line rent and other non-cash adjustments	(4,164)	(3,833)	(8,925)	(8,017)
Same property cash net operating income from continuing operations	$90,231	$86,352	$178,556	$171,220

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

We borrow funds at a combination of fixed and variable rates. Borrowings under our revolving credit facility, term loan facility and bank term loans bear interest at variable rates. Our long-term debt, which consists of secured and unsecured long-term financings, typically bears interest at fixed rates. Our interest rate risk management objectives are to limit generally the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time we enter into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We generally do not hold or issue these derivative contracts for trading or speculative purposes.

At June 30, 2016, we had $1,255.7 million principal amount of fixed rate debt outstanding (not including debt with a variable rate that is effectively fixed by related interest rate hedge contracts). The estimated aggregate fair market value of this debt was $1,293.8 million. If interest rates had been 100 basis points higher, the aggregate fair market value of our fixed rate debt would have been $37.8 million lower. If interest rates had been 100 basis points lower, the aggregate fair market value of our fixed rate debt would have been $39.8 million higher.

At June 30, 2016, we had $608.0 million of variable rate debt outstanding not protected by interest rate hedge contracts. If the weighted average interest rate on this variable rate debt had been 100 basis points higher, the annual interest expense would increase $6.1 million. If the weighted average interest rate on this variable rate debt had been 100 basis points lower, the annual interest expense would decrease $6.1 million.

At June 30, 2016, we had $225.0 million of variable rate LIBOR-based debt outstanding with $225.0 million of related floating-to-fixed interest rate swaps that effectively fix the underlying LIBOR rate at 1.678%. If the underlying LIBOR interest rates increase or decrease by 100 basis points, the aggregate fair market value of the swaps at June 30, 2016 would increase by $5.6 million or decrease by $3.5 million, respectively.

During the first quarter of 2016, we obtained $150.0 million notional amount of forward-starting swaps that effectively lock the underlying 10-year treasury rate at 1.90% with respect to a forecasted debt issuance expected to occur prior to March 15, 2017. If the underlying treasury rate was to increase or decrease by 100 basis points, the aggregate fair market value of the swaps at June 30, 2016 would increase by $13.9 million or decrease by $15.4 million, respectively.

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

SEC rules also require us to establish and maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in internal control over financial reporting during the three months ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. There were also no changes in internal control over financial reporting during the three months ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

The price of our Common Stock is volatile and may decline. As with any public company, a number of factors may adversely influence the public market price of our Common Stock. These factors include:

•	the level of institutional interest in us;

•	the perceived attractiveness of investment in us, in comparison to other REITs;

•	the attractiveness of securities of REITs in comparison to other asset classes;

•	our financial condition and performance;

•	the market's perception of our growth potential and potential future cash dividends;

•	government action or regulation, including changes in tax laws;

•	increases in market interest rates, which may lead investors to expect a higher annual yield from our distributions in relation to the price of our Common Stock;

•	changes in our credit ratings;

•	the issuance of additional shares of Common Stock, or the perception that such issuances might occur, including under our equity distribution agreements;

•	our plan to pay a special dividend of at least $0.75 per share; and

•	any negative change in the level or stability of our regular dividend.

Distributions may increase the indebtedness of the Company. We may be required from time to time, under certain circumstances, to accrue as income for tax purposes interest and rent earned but not yet received. In such event, or upon our repayment of principal on debt, we could have taxable income without sufficient cash to enable us to meet the distribution requirements of a REIT. Additionally, because we generally use our credit facilities for daily working capital purposes, we typically record significant repayments thereunder in order to minimize interest expense. For example, we intend to use all remaining escrowed net sale proceeds from the sales of the Plaza assets to reduce amounts outstanding under the revolving credit facility. Accordingly, we could be required to borrow funds or liquidate investments on adverse terms in order to meet future distribution requirements and/or fund our planned special dividend.

Tax elections regarding distributions may impact future liquidity of the Company or our shareholders. Under certain circumstances, we may consider making a tax election to treat future distributions to shareholders as distributions in the current year. This election, which is provided for in the Internal Revenue Code, may allow us to avoid increasing our dividends or paying additional income taxes in the current year. However, this could result in a constraint on our ability to decrease our dividends in future years without creating risk of either violating the REIT distribution requirements or generating additional income tax liability.

We may face risks in connection with Section 1031 exchanges. If a transaction's gain that is intended to qualify as a Section 1031 deferral is later determined to be taxable, we may face adverse consequences, and if the laws applicable to such transactions are amended or repealed, we may not be able to dispose of properties on a tax-deferred basis.

Tax legislative or regulatory action could adversely affect us or our stockholders. In recent years, numerous legislative, judicial and administrative changes have been made to the U.S. federal income tax laws applicable to investments similar to an investment in our Common Stock. Additional changes to tax laws are likely to continue in the future, and we cannot assure you that any such changes will not adversely affect the taxation of us or our shareholders. Any such changes could have an adverse effect on an investment in our Common Stock or on the market value or the resale potential of our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second quarter of 2016, the Company issued an aggregate of 32,328 shares of Common Stock to holders of Common Units in the Operating Partnership upon the redemption of a like number of Common Units in private offerings exempt from the registration requirements pursuant to Section 4(2) of the Securities Act. Each of the holders of Common Units was an accredited investor under Rule 501 of the Securities Act. The resale of such shares was registered by the Company under the Securities Act.

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

Date: August 2, 2016