Form 10-Q
period 2016-09-30
HIGHWOODS PROPERTIES INC; HIGHWOODS REALTY LTD PARTNERSHIP
filed 2016-10-25
CIK 921082, 941713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The Company had 100,204,106 shares of Common Stock outstanding as of October 17, 2016.

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

Certain information contained herein is presented as of October 17, 2016, the latest practicable date for financial information prior to the filing of this Quarterly Report.

This report combines the Quarterly Reports on Form 10-Q for the period ended September 30, 2016 of the Company and the Operating Partnership. We believe combining the quarterly reports into this single report results in the following benefits:

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

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2016

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HIGHWOODS PROPERTIES, INC.
Consolidated Balance Sheets
(Unaudited and in thousands, except share and per share data)

	September 30, 2016	December 31, 2015
Assets:
Real estate assets, at cost:
Land	$474,375	$443,705
Buildings and tenant improvements	4,278,303	4,063,328
Development in-process	227,573	194,050
Land held for development	79,603	68,244
	5,059,854	4,769,327
Less-accumulated depreciation	(1,098,492)	(1,007,104)
Net real estate assets	3,961,362	3,762,223
Real estate and other assets, net, held for sale	260	240,948
Cash and cash equivalents	6,387	5,036
Restricted cash	37,763	16,769
Accounts receivable, net of allowance of $791 and $928, respectively	26,756	29,077
Mortgages and notes receivable, net of allowance of $0 and $287, respectively	9,525	2,096
Accrued straight-line rents receivable, net of allowance of $703 and $257, respectively	167,503	150,392
Investments in and advances to unconsolidated affiliates	18,697	20,676
Deferred leasing costs, net of accumulated amortization of $136,292 and $115,172, respectively	218,976	231,765
Prepaid expenses and other assets, net of accumulated amortization of $20,008 and $17,830, respectively	28,581	26,649
Total Assets	$4,475,810	$4,485,631
Liabilities, Noncontrolling Interests in the Operating Partnership and Equity:
Mortgages and notes payable, net	$1,901,066	$2,491,813
Accounts payable, accrued expenses and other liabilities	258,638	233,988
Liabilities held for sale	—	14,119
Total Liabilities	2,159,704	2,739,920
Commitments and contingencies
Noncontrolling interests in the Operating Partnership	148,005	126,429
Equity:
Preferred Stock, $.01 par value, 50,000,000 authorized shares;
8.625% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 28,920 and 29,050 shares issued and outstanding, respectively	28,920	29,050
Common Stock, $.01 par value, 200,000,000 authorized shares;
100,204,106 and 96,091,932 shares issued and outstanding, respectively	1,002	961
Additional paid-in capital	2,780,443	2,598,242
Distributions in excess of net income available for common stockholders	(650,954)	(1,023,135)
Accumulated other comprehensive loss	(9,260)	(3,811)
Total Stockholders’ Equity	2,150,151	1,601,307
Noncontrolling interests in consolidated affiliates	17,950	17,975
Total Equity	2,168,101	1,619,282
Total Liabilities, Noncontrolling Interests in the Operating Partnership and Equity	$4,475,810	$4,485,631

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Income
(Unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Rental and other revenues	$166,269	$150,766	$497,988	$444,545
Operating expenses:
Rental property and other expenses	58,620	54,430	173,715	159,314
Depreciation and amortization	52,923	50,963	161,734	145,758
General and administrative	9,863	8,990	29,327	28,898
Total operating expenses	121,406	114,383	364,776	333,970
Interest expense:
Contractual	17,722	20,484	56,111	61,783
Amortization of debt issuance costs	844	873	2,645	2,501
Financing obligation	—	—	—	162
	18,566	21,357	58,756	64,446
Other income:
Interest and other income	833	379	1,884	1,481
Losses on debt extinguishment	—	—	—	(220)
	833	379	1,884	1,261
Income from continuing operations before disposition of investment properties and activity in unconsolidated affiliates	27,130	15,405	76,340	47,390
Gains on disposition of property	3,902	7,012	14,160	10,581
Gain on disposition of investment in unconsolidated affiliate	—	4,155	—	4,155
Equity in earnings of unconsolidated affiliates	2,808	780	5,010	4,367
Income from continuing operations	33,840	27,352	95,510	66,493
Discontinued operations:
Income from discontinued operations	—	4,265	4,097	12,850
Net gains on disposition of discontinued operations	—	—	414,496	—
	—	4,265	418,593	12,850
Net income	33,840	31,617	514,103	79,343
Net (income) attributable to noncontrolling interests in the Operating Partnership	(926)	(918)	(14,876)	(2,296)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(319)	(324)	(941)	(948)
Dividends on Preferred Stock	(624)	(626)	(1,877)	(1,879)
Net income available for common stockholders	$31,971	$29,749	$496,409	$74,220
Earnings per Common Share – basic:
Income from continuing operations available for common stockholders	$0.32	$0.27	$0.92	$0.66
Income from discontinued operations available for common stockholders	—	0.04	4.16	0.13
Net income available for common stockholders	$0.32	$0.31	$5.08	$0.79
Weighted average Common Shares outstanding – basic	98,973	94,693	97,669	93,996
Earnings per Common Share – diluted:
Income from continuing operations available for common stockholders	$0.32	$0.27	$0.92	$0.66
Income from discontinued operations available for common stockholders	—	0.04	4.16	0.13
Net income available for common stockholders	$0.32	$0.31	$5.08	$0.79
Weighted average Common Shares outstanding – diluted	101,939	97,661	100,645	97,003
Dividends declared per Common Share	$0.425	$0.425	$1.275	$1.275
Net income available for common stockholders:
Income from continuing operations available for common stockholders	$31,971	$25,612	$90,081	$61,759
Income from discontinued operations available for common stockholders	—	4,137	406,328	12,461
Net income available for common stockholders	$31,971	$29,749	$496,409	$74,220
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Comprehensive income:
Net income	$33,840	$31,617	$514,103	$79,343
Other comprehensive income/(loss):
Unrealized gains/(losses) on tax increment financing bond	—	(7)	—	187
Unrealized gains/(losses) on cash flow hedges	1,610	(3,021)	(7,785)	(5,666)
Amortization of cash flow hedges	758	932	2,336	2,781
Total other comprehensive income/(loss)	2,368	(2,096)	(5,449)	(2,698)
Total comprehensive income	36,208	29,521	508,654	76,645
Less-comprehensive (income) attributable to noncontrolling interests	(1,245)	(1,242)	(15,817)	(3,244)
Comprehensive income attributable to common stockholders	$34,963	$28,279	$492,837	$73,401

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Equity
(Unaudited and in thousands, except share amounts)

	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2015	96,091,932	$961	$29,050	$2,598,242	$(3,811)	$17,975	$(1,023,135)	$1,619,282
Issuances of Common Stock, net of issuance costs and tax withholdings	3,930,262	39	—	187,175	—	—	—	187,214
Conversions of Common Units to Common Stock	60,048	—	—	3,006	—	—	—	3,006
Dividends on Common Stock		—	—	—	—	—	(124,228)	(124,228)
Dividends on Preferred Stock		—	—	—	—	—	(1,877)	(1,877)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	(13,390)	—	—	—	(13,390)
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(966)	—	(966)
Issuances of restricted stock	130,752	—	—	—	—	—	—	—
Redemptions/repurchases of Preferred Stock		—	(130)	—	—	—	—	(130)
Share-based compensation expense, net of forfeitures	(8,888)	2	—	5,410	—	—	—	5,412
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(14,876)	(14,876)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	941	(941)	—
Comprehensive income:
Net income		—	—	—	—	—	514,103	514,103
Other comprehensive loss		—	—	—	(5,449)	—	—	(5,449)
Total comprehensive income								508,654
Balance at September 30, 2016	100,204,106	$1,002	$28,920	$2,780,443	$(9,260)	$17,950	$(650,954)	$2,168,101

	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2014	92,907,310	$929	$29,060	$2,464,275	$(3,912)	$18,109	$(957,370)	$1,551,091
Issuances of Common Stock, net of issuance costs and tax withholdings	2,268,380	23	—	93,193	—	—	—	93,216
Conversions of Common Units to Common Stock	26,820	—	—	1,206	—	—	—	1,206
Dividends on Common Stock		—	—	—	—	—	(119,729)	(119,729)
Dividends on Preferred Stock		—	—	—	—	—	(1,879)	(1,879)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	14,649	—	—	—	14,649
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(1,070)	—	(1,070)
Issuances of restricted stock	128,951	—	—	—	—	—	—	—
Redemptions/repurchases of Preferred Stock		—	(10)	—	—	—	—	(10)
Share-based compensation expense, net of forfeitures	(1,703)	1	—	5,995	—	—	—	5,996
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(2,296)	(2,296)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	948	(948)	—
Comprehensive income:
Net income		—	—	—	—	—	79,343	79,343
Other comprehensive loss		—	—	—	(2,698)	—	—	(2,698)
Total comprehensive income								76,645
Balance at September 30, 2015	95,329,758	$953	$29,050	$2,579,318	$(6,610)	$17,987	$(1,002,879)	$1,617,819

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2016	2015
Operating activities:
Net income	$514,103	$79,343
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	161,734	156,200
Amortization of lease incentives and acquisition-related intangible assets and liabilities	(1,599)	214
Share-based compensation expense	5,412	5,996
Allowance for losses on accounts and accrued straight-line rents receivable	1,846	1,851
Accrued interest on mortgages and notes receivable	(364)	(313)
Amortization of debt issuance costs	2,645	2,501
Amortization of cash flow hedges	2,336	2,781
Amortization of mortgages and notes payable fair value adjustments	(175)	7
Losses on debt extinguishment	—	220
Net gains on disposition of property	(428,656)	(10,581)
Gain on disposition of investment in unconsolidated affiliate	—	(4,155)
Equity in earnings of unconsolidated affiliates	(5,010)	(4,367)
Changes in financing obligation	—	162
Distributions of earnings from unconsolidated affiliates	3,936	4,099
Changes in operating assets and liabilities:
Accounts receivable	4,798	1,716
Prepaid expenses and other assets	(2,243)	(3,475)
Accrued straight-line rents receivable	(18,931)	(16,955)
Accounts payable, accrued expenses and other liabilities	(7,447)	(5,834)
Net cash provided by operating activities	232,385	209,410
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	(110,249)	(408,634)
Investments in development in-process	(122,839)	(87,222)
Investments in tenant improvements and deferred leasing costs	(63,715)	(85,234)
Investments in building improvements	(51,714)	(38,295)
Net proceeds from disposition of real estate assets	680,994	22,781
Net proceeds from disposition of investment in unconsolidated affiliate	—	6,919
Distributions of capital from unconsolidated affiliates	2,639	10,227
Investments in mortgages and notes receivable	(7,934)	(1,772)
Repayments of mortgages and notes receivable	869	9,301
Investments in and advances to unconsolidated affiliates	(105)	(384)
Repayments from unconsolidated affiliates	448	20,800
Changes in restricted cash and other investing activities	(23,310)	(12,582)
Net cash provided by/(used in) investing activities	305,084	(564,095)
Financing activities:
Dividends on Common Stock	(124,228)	(119,729)
Redemptions/repurchases of Preferred Stock	(130)	(10)
Dividends on Preferred Stock	(1,877)	(1,879)
Distributions to noncontrolling interests in the Operating Partnership	(3,684)	(3,721)
Distributions to noncontrolling interests in consolidated affiliates	(966)	(1,070)
Proceeds from the issuance of Common Stock	194,518	98,485
Costs paid for the issuance of Common Stock	(2,888)	(1,518)
Repurchase of shares related to tax withholdings	(4,416)	(3,751)
Borrowings on revolving credit facility	257,800	393,900
Repayments of revolving credit facility	(528,800)	(337,900)
Borrowings on mortgages and notes payable	75,000	375,000
Repayments of mortgages and notes payable	(395,455)	(43,076)
Payments on financing obligation	—	(1,722)
Changes in debt issuance costs and other financing activities	(992)	(1,972)
Net cash provided by/(used in) financing activities	(536,118)	351,037
Net increase/(decrease) in cash and cash equivalents	$1,351	$(3,648)
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows – Continued
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2016	2015
Net increase/(decrease) in cash and cash equivalents	$1,351	$(3,648)
Cash and cash equivalents at beginning of the period	5,036	8,832
Cash and cash equivalents at end of the period	$6,387	$5,184

Supplemental disclosure of cash flow information:

	Nine Months Ended September 30,
	2016	2015
Cash paid for interest, net of amounts capitalized	$58,138	$62,661

Supplemental disclosure of non-cash investing and financing activities:

	Nine Months Ended September 30,
	2016	2015
Unrealized losses on cash flow hedges	$(7,785)	$(5,666)
Conversions of Common Units to Common Stock	3,006	1,206
Changes in accrued capital expenditures	25,037	1,759
Write-off of fully depreciated real estate assets	28,783	44,742
Write-off of fully amortized debt issuance and leasing costs	16,991	27,658
Adjustment of noncontrolling interests in the Operating Partnership to fair value	13,390	(14,649)
Unrealized gains on tax increment financing bond	—	187
Assumption of mortgages and notes payable related to acquisition activities	—	19,277
Contingent consideration in connection with the acquisition of land	—	900

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Balance Sheets
(Unaudited and in thousands, except unit and per unit data)

	September 30, 2016	December 31, 2015
Assets:
Real estate assets, at cost:
Land	$474,375	$443,705
Buildings and tenant improvements	4,278,303	4,063,328
Development in-process	227,573	194,050
Land held for development	79,603	68,244
	5,059,854	4,769,327
Less-accumulated depreciation	(1,098,492)	(1,007,104)
Net real estate assets	3,961,362	3,762,223
Real estate and other assets, net, held for sale	260	240,948
Cash and cash equivalents	6,387	5,036
Restricted cash	37,763	16,769
Accounts receivable, net of allowance of $791 and $928, respectively	26,756	29,077
Mortgages and notes receivable, net of allowance of $0 and $287, respectively	9,525	2,096
Accrued straight-line rents receivable, net of allowance of $703 and $257, respectively	167,503	150,392
Investments in and advances to unconsolidated affiliates	18,697	20,676
Deferred leasing costs, net of accumulated amortization of $136,292 and $115,172, respectively	218,976	231,765
Prepaid expenses and other assets, net of accumulated amortization of $20,008 and $17,830, respectively	28,581	26,649
Total Assets	$4,475,810	$4,485,631
Liabilities, Redeemable Operating Partnership Units and Capital:
Mortgages and notes payable, net	$1,901,066	$2,491,813
Accounts payable, accrued expenses and other liabilities	258,638	233,988
Liabilities held for sale	—	14,119
Total Liabilities	2,159,704	2,739,920
Commitments and contingencies
Redeemable Operating Partnership Units:
Common Units, 2,839,704 and 2,899,752 outstanding, respectively	148,005	126,429
Series A Preferred Units (liquidation preference $1,000 per unit), 28,920 and 29,050 units issued and outstanding, respectively	28,920	29,050
Total Redeemable Operating Partnership Units	176,925	155,479
Capital:
Common Units:
General partner Common Units, 1,026,350 and 985,829 outstanding, respectively	21,303	15,759
Limited partner Common Units, 98,768,947 and 94,697,294 outstanding, respectively	2,109,188	1,560,309
Accumulated other comprehensive loss	(9,260)	(3,811)
Noncontrolling interests in consolidated affiliates	17,950	17,975
Total Capital	2,139,181	1,590,232
Total Liabilities, Redeemable Operating Partnership Units and Capital	$4,475,810	$4,485,631

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Income
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Rental and other revenues	$166,269	$150,766	$497,988	$444,545
Operating expenses:
Rental property and other expenses	58,620	54,430	173,715	159,314
Depreciation and amortization	52,923	50,963	161,734	145,758
General and administrative	9,863	8,990	29,327	28,898
Total operating expenses	121,406	114,383	364,776	333,970
Interest expense:
Contractual	17,722	20,484	56,111	61,783
Amortization of debt issuance costs	844	873	2,645	2,501
Financing obligation	—	—	—	162
	18,566	21,357	58,756	64,446
Other income:
Interest and other income	833	379	1,884	1,481
Losses on debt extinguishment	—	—	—	(220)
	833	379	1,884	1,261
Income from continuing operations before disposition of investment properties and activity in unconsolidated affiliates	27,130	15,405	76,340	47,390
Gains on disposition of property	3,902	7,012	14,160	10,581
Gain on disposition of investment in unconsolidated affiliate	—	4,155	—	4,155
Equity in earnings of unconsolidated affiliates	2,808	780	5,010	4,367
Income from continuing operations	33,840	27,352	95,510	66,493
Discontinued operations:
Income from discontinued operations	—	4,265	4,097	12,850
Net gains on disposition of discontinued operations	—	—	414,496	—
	—	4,265	418,593	12,850
Net income	33,840	31,617	514,103	79,343
Net (income) attributable to noncontrolling interests in consolidated affiliates	(319)	(324)	(941)	(948)
Distributions on Preferred Units	(624)	(626)	(1,877)	(1,879)
Net income available for common unitholders	$32,897	$30,667	$511,285	$76,516
Earnings per Common Unit – basic:
Income from continuing operations available for common unitholders	$0.32	$0.27	$0.93	$0.66
Income from discontinued operations available for common unitholders	—	0.05	4.18	0.13
Net income available for common unitholders	$0.32	$0.32	$5.11	$0.79
Weighted average Common Units outstanding – basic	101,422	97,194	100,142	96,505
Earnings per Common Unit – diluted:
Income from continuing operations available for common unitholders	$0.32	$0.27	$0.92	$0.66
Income from discontinued operations available for common unitholders	—	0.05	4.18	0.13
Net income available for common unitholders	$0.32	$0.32	$5.10	$0.79
Weighted average Common Units outstanding – diluted	101,530	97,252	100,236	96,594
Distributions declared per Common Unit	$0.425	$0.425	$1.275	$1.275
Net income available for common unitholders:
Income from continuing operations available for common unitholders	$32,897	$26,402	$92,692	$63,666
Income from discontinued operations available for common unitholders	—	4,265	418,593	12,850
Net income available for common unitholders	$32,897	$30,667	$511,285	$76,516
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Comprehensive income:
Net income	$33,840	$31,617	$514,103	$79,343
Other comprehensive income/(loss):
Unrealized gains/(losses) on tax increment financing bond	—	(7)	—	187
Unrealized gains/(losses) on cash flow hedges	1,610	(3,021)	(7,785)	(5,666)
Amortization of cash flow hedges	758	932	2,336	2,781
Total other comprehensive income/(loss)	2,368	(2,096)	(5,449)	(2,698)
Total comprehensive income	36,208	29,521	508,654	76,645
Less-comprehensive (income) attributable to noncontrolling interests	(319)	(324)	(941)	(948)
Comprehensive income attributable to common unitholders	$35,889	$29,197	$507,713	$75,697

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Capital
(Unaudited and in thousands)

	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2015	$15,759	$1,560,309	$(3,811)	$17,975	$1,590,232
Issuances of Common Units, net of issuance costs and tax withholdings	1,872	185,342	—	—	187,214
Distributions paid on Common Units	(1,274)	(126,117)	—	—	(127,391)
Distributions paid on Preferred Units	(19)	(1,858)	—	—	(1,877)
Share-based compensation expense, net of forfeitures	54	5,358	—	—	5,412
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(966)	(966)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	(221)	(21,876)	—	—	(22,097)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(9)	(932)	—	941	—
Comprehensive income:
Net income	5,141	508,962	—	—	514,103
Other comprehensive loss	—	—	(5,449)	—	(5,449)
Total comprehensive income					508,654
Balance at September 30, 2016	$21,303	$2,109,188	$(9,260)	$17,950	$2,139,181

	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2014	$15,078	$1,492,948	$(3,912)	$18,109	$1,522,223
Issuances of Common Units, net of issuance costs and tax withholdings	932	92,284	—	—	93,216
Distributions paid on Common Units	(1,230)	(121,699)	—	—	(122,929)
Distributions paid on Preferred Units	(19)	(1,860)	—	—	(1,879)
Share-based compensation expense, net of forfeitures	60	5,936	—	—	5,996
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(1,070)	(1,070)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	166	16,401	—	—	16,567
Net (income) attributable to noncontrolling interests in consolidated affiliates	(9)	(939)	—	948	—
Comprehensive income:
Net income	793	78,550	—	—	79,343
Other comprehensive loss	—	—	(2,698)	—	(2,698)
Total comprehensive income					76,645
Balance at September 30, 2015	$15,771	$1,561,621	$(6,610)	$17,987	$1,588,769

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2016	2015
Operating activities:
Net income	$514,103	$79,343
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	161,734	156,200
Amortization of lease incentives and acquisition-related intangible assets and liabilities	(1,599)	214
Share-based compensation expense	5,412	5,996
Allowance for losses on accounts and accrued straight-line rents receivable	1,846	1,851
Accrued interest on mortgages and notes receivable	(364)	(313)
Amortization of debt issuance costs	2,645	2,501
Amortization of cash flow hedges	2,336	2,781
Amortization of mortgages and notes payable fair value adjustments	(175)	7
Losses on debt extinguishment	—	220
Net gains on disposition of property	(428,656)	(10,581)
Gain on disposition of investment in unconsolidated affiliate	—	(4,155)
Equity in earnings of unconsolidated affiliates	(5,010)	(4,367)
Changes in financing obligation	—	162
Distributions of earnings from unconsolidated affiliates	3,523	4,099
Changes in operating assets and liabilities:
Accounts receivable	4,798	1,716
Prepaid expenses and other assets	(2,243)	(3,475)
Accrued straight-line rents receivable	(18,931)	(16,955)
Accounts payable, accrued expenses and other liabilities	(7,447)	(5,748)
Net cash provided by operating activities	231,972	209,496
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	(110,249)	(408,634)
Investments in development in-process	(122,839)	(87,222)
Investments in tenant improvements and deferred leasing costs	(63,715)	(85,234)
Investments in building improvements	(51,714)	(38,295)
Net proceeds from disposition of real estate assets	680,994	22,781
Net proceeds from disposition of investment in unconsolidated affiliate	—	6,919
Distributions of capital from unconsolidated affiliates	3,052	10,227
Investments in mortgages and notes receivable	(7,934)	(1,772)
Repayments of mortgages and notes receivable	869	9,301
Investments in and advances to unconsolidated affiliates	(105)	(384)
Repayments from unconsolidated affiliates	448	20,800
Changes in restricted cash and other investing activities	(23,310)	(12,582)
Net cash provided by/(used in) investing activities	305,497	(564,095)
Financing activities:
Distributions on Common Units	(127,391)	(122,929)
Redemptions/repurchases of Preferred Units	(130)	(10)
Distributions on Preferred Units	(1,877)	(1,879)
Distributions to noncontrolling interests in consolidated affiliates	(966)	(1,070)
Proceeds from the issuance of Common Units	194,518	98,485
Costs paid for the issuance of Common Units	(2,888)	(1,518)
Repurchase of units related to tax withholdings	(4,416)	(3,751)
Borrowings on revolving credit facility	257,800	393,900
Repayments of revolving credit facility	(528,800)	(337,900)
Borrowings on mortgages and notes payable	75,000	375,000
Repayments of mortgages and notes payable	(395,455)	(43,076)
Payments on financing obligation	—	(1,722)
Changes in debt issuance costs and other financing activities	(1,513)	(2,685)
Net cash provided by/(used in) financing activities	(536,118)	350,845
Net increase/(decrease) in cash and cash equivalents	$1,351	$(3,754)
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows - Continued
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2016	2015
Net increase/(decrease) in cash and cash equivalents	$1,351	$(3,754)
Cash and cash equivalents at beginning of the period	5,036	8,938
Cash and cash equivalents at end of the period	$6,387	$5,184

Supplemental disclosure of cash flow information:

	Nine Months Ended September 30,
	2016	2015
Cash paid for interest, net of amounts capitalized	$58,138	$62,661

Supplemental disclosure of non-cash investing and financing activities:

	Nine Months Ended September 30,
	2016	2015
Unrealized losses on cash flow hedges	$(7,785)	$(5,666)
Changes in accrued capital expenditures	25,037	1,759
Write-off of fully depreciated real estate assets	28,783	44,742
Write-off of fully amortized debt issuance and leasing costs	16,991	27,658
Adjustment of Redeemable Common Units to fair value	21,576	(17,280)
Unrealized gains on tax increment financing bond	—	187
Assumption of mortgages and notes payable related to acquisition activities	—	19,277
Contingent consideration in connection with the acquisition of land	—	900

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(tabular dollar amounts in thousands, except per share and per unit data)
(Unaudited)

1.    Description of Business and Significant Accounting Policies

Description of Business

Highwoods Properties, Inc. (the “Company”) is a fully integrated real estate investment trust (“REIT”) that provides leasing, management, development, construction and other customer-related services for its properties and for third parties. The Company conducts its activities through Highwoods Realty Limited Partnership (the “Operating Partnership”). At September 30, 2016, we owned or had an interest in 31.1 million rentable square feet of in-service properties, 1.1 million rentable square feet of properties under development and approximately 450 acres of development land.

The Company is the sole general partner of the Operating Partnership. At September 30, 2016, the Company owned all of the Preferred Units and 99.8 million, or 97.2%, of the Common Units in the Operating Partnership. Limited partners owned the remaining 2.8 million Common Units. During the nine months ended September 30, 2016, the Company redeemed 60,048 Common Units for a like number of shares of Common Stock.

Common Stock Offerings

During the three and nine months ended September 30, 2016, the Company issued 1,547,457 and 3,624,528 shares, respectively, of Common Stock under its equity distribution agreements at an average gross sales price of $52.79 and $49.67 per share, respectively, and received net proceeds, after sales commissions, of $80.5 million and $177.3 million, respectively. As a result of this activity and the redemptions discussed above, the percentage of Common Units owned by the Company increased from 97.1% at December 31, 2015 to 97.2% at September 30, 2016.

Basis of Presentation

Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Our Consolidated Statements of Income for the three and nine months ended September 30, 2015 were retrospectively revised from previously reported amounts to reclassify the operations for those properties classified as discontinued operations. The Company's Consolidated Financial Statements include the Operating Partnership, wholly owned subsidiaries and those entities in which the Company has the controlling interest. The Operating Partnership's Consolidated Financial Statements include wholly owned subsidiaries and those entities in which the Operating Partnership has the controlling interest. In addition, we consolidate those entities deemed to be variable interest entities in which we are determined to be the primary beneficiary. At September 30, 2016, we had involvement with, but are not the primary beneficiary in, an entity that we concluded to be a variable interest entity. All intercompany transactions and accounts have been eliminated.

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

The FASB recently issued an ASU that amended consolidation requirements. The amendments significantly change the consolidation analysis required under GAAP and require companies to reevaluate all previous consolidation conclusions. We adopted the ASU as of January 1, 2016 and there was no impact to consolidated entities included in our Consolidated Financial Statements. However, in reevaluating our previous consolidation conclusions upon adoption of the ASU, we determined our 12.5% equity interest in an unconsolidated affiliate to be an interest in a variable interest entity because certain of its limited partners do not have substantive kick-out or participating rights. We do not qualify as the primary beneficiary since our obligation to absorb losses and receive benefits of the variable interest entity is less than that of the other general partner and we do not have the power to direct the activities that most significantly affect the economic performance of the entity. Accordingly, the entity is not consolidated. At September 30, 2016, our maximum exposure to loss with respect to this arrangement is limited to the less than $0.1 million carrying value of our 12.5% investment in the unconsolidated affiliate.

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

The FASB recently issued an ASU which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors.  The ASU requires lessors to account for leases using an approach that is substantially equivalent to the existing guidance and is effective for reporting periods beginning in 2019 with early adoption permitted.  We are in the process of evaluating this ASU.

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

The FASB recently issued an ASU that adds to and clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. The ASU is required to be adopted in 2018 with retrospective application required. We are in the process of evaluating this ASU.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

2.    Real Estate Assets

Acquisitions

During the third quarter of 2016, we acquired a building in Raleigh, NC, which delivered in 2015 and encompasses 243,000 rentable square feet, for a net purchase price of $76.9 million. We expensed $0.3 million of acquisition costs (included in general and administrative expenses) related to this acquisition. The assets acquired and liabilities assumed were recorded at fair value as determined by management based on information available at the acquisition date and on current assumptions as to future operations.

During the third quarter of 2016, we also acquired:

•
fee simple title to the land underneath one of our buildings in Pittsburgh, PA that was previously subject to a ground lease for a purchase price of $18.5 million. We expensed $0.5 million of acquisition costs (included in general and administrative expenses) related to this acquisition; and

•	an acre of development land in Raleigh, NC for a purchase price, including capitalized acquisition costs, of $5.8 million.

During the second quarter of 2016, we acquired 14 acres of development land in Nashville, TN for a purchase price, including capitalized acquisition costs, of $9.1 million.

Pro Forma Disclosure

The following table sets forth a summary of the fair value of the major assets acquired and liabilities assumed relating to the acquisition of two buildings in Atlanta, GA encompassing 896,000 rentable square feet during the third quarter of 2015:

Total Purchase Price Allocation
Real estate assets	$275,639
Acquisition-related intangible assets (in deferred leasing costs)	23,722
Acquisition-related below market lease liabilities (in accounts payable, accrued expenses and other liabilities)	(9,076)
Total allocation	$290,285

The following table sets forth the Company's revenues and net income, adjusted for interest expense, straight-line rental income, depreciation and amortization related to purchase price allocations and acquisition costs, assuming the above-referenced acquisition of two buildings in Atlanta, GA during the third quarter of 2015 had been completed as of January 1, 2014:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Pro forma revenues	$157,618	$465,476
Pro forma net income	$33,354	$80,647
Pro forma net income available for common stockholders	$31,486	$75,524
Pro forma earnings per share - basic	$0.33	$0.80
Pro forma earnings per share - diluted	$0.33	$0.80

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

2.    Real Estate Assets - Continued

Dispositions

During the third quarter of 2016, we sold land for a sale price of $6.8 million and recorded a gain on disposition of property of $3.9 million. We deferred $0.4 million of gain related to a portion of the sale price that was escrowed for contingent future infrastructure work.

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

3.    Mortgages and Notes Receivable

Mortgages and notes receivable were $9.5 million and $2.1 million at September 30, 2016 and December 31, 2015, respectively. We evaluate the ability to collect our mortgages and notes receivable by monitoring the leasing statistics and/or market fundamentals of these assets. As of September 30, 2016, our mortgages and notes receivable were not in default and there were no other indicators of impairment.

4.    Investments in and Advances to Unconsolidated Affiliates

We have equity interests of up to 50.0% in various joint ventures with unrelated third parties that are accounted for using the equity method of accounting because we have the ability to exercise significant influence over their operating and financial policies.

The following table sets forth the summarized income statements of our unconsolidated affiliates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Income Statements:
Rental and other revenues	$10,357	$12,323	$32,339	$36,977
Expenses:
Rental property and other expenses	4,201	5,985	13,489	17,683
Depreciation and amortization	2,459	3,193	7,862	9,418
Interest expense	1,264	1,645	3,983	5,826
Total expenses	7,924	10,823	25,334	32,927
Income before disposition of property	2,433	1,500	7,005	4,050
Gains on disposition of property	21,345	—	22,247	18,181
Net income	$23,778	$1,500	$29,252	$22,231

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

4.    Investments in and Advances to Unconsolidated Affiliates - Continued

During the third quarter of 2016, 4600 Madison Associates, LP (a joint venture in which we own a 12.5% interest) sold a building to an unrelated third party for a sale price of $32.7 million and recorded a gain on disposition of property of $21.3 million. As our cost basis was different from the basis reflected at the joint venture level, we recorded $1.8 million of gain through equity in earnings of unconsolidated affiliates. Simultaneously with the sale, the joint venture used a portion of the proceeds to pay off all $6.3 million of its debt.

During the first quarter of 2016, Concourse Center Associates, LLC (a joint venture in which we own a 50.0% interest) sold two buildings and land to an unrelated third party for an aggregate sale price of $11.0 million and recorded losses on disposition of property of $0.1 million. As our cost basis was different from the basis reflected at the joint venture level, we recorded $0.4 million of gains through equity in earnings of unconsolidated affiliates. Simultaneously with the sale, the joint venture repaid all $6.6 million of its debt.

During the first quarter of 2016, 4600 Madison Associates, LP sold land to an unrelated third party for a sale price of $3.4 million and recorded a gain on disposition of property of $1.0 million. We recorded $0.1 million as our share of this gain through equity in earnings of unconsolidated affiliates. Simultaneously with the sale, the joint venture used all of the proceeds to pay down $3.4 million of its debt.

5.    Intangible Assets and Below Market Lease Liabilities

The following table sets forth total intangible assets and acquisition-related below market lease liabilities, net of accumulated amortization:

	September 30, 2016	December 31, 2015
Assets:
Deferred leasing costs (including lease incentives and above market lease and in-place lease acquisition-related intangible assets)	$355,268	$346,937
Less accumulated amortization	(136,292)	(115,172)
	$218,976	$231,765

Liabilities (in accounts payable, accrued expenses and other liabilities):
Acquisition-related below market lease liabilities	$63,712	$63,830
Less accumulated amortization	(23,675)	(17,927)
	$40,037	$45,903

The following table sets forth amortization of intangible assets and below market lease liabilities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Amortization of deferred leasing costs and acquisition-related intangible assets (in depreciation and amortization)	$10,111	$10,858	$33,177	$30,747
Amortization of lease incentives (in rental and other revenues)	$273	$368	$1,374	$1,131
Amortization of acquisition-related intangible assets (in rental and other revenues)	$901	$1,414	$2,904	$3,769
Amortization of acquisition-related intangible assets (in rental property and other expenses)	$140	$140	$417	$416
Amortization of acquisition-related below market lease liabilities (in rental and other revenues)	$(1,734)	$(1,727)	$(6,294)	$(5,133)

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

5.    Intangible Assets and Below Market Lease Liabilities - Continued

The following table sets forth scheduled future amortization of intangible assets and below market lease liabilities:

	Amortization of Deferred Leasing Costs and Acquisition-Related Intangible Assets (in Depreciation and Amortization)	Amortization of Lease Incentives (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental Property and Other Expenses)	Amortization of Acquisition-Related Below Market Lease Liabilities (in Rental and Other Revenues)
October 1 through December 31, 2016	$11,797	$358	$917	$137	$(1,737)
2017	41,426	1,399	2,657	553	(6,231)
2018	34,194	1,294	1,713	553	(6,022)
2019	28,606	1,080	1,322	553	(5,549)
2020	23,983	805	1,002	525	(5,223)
Thereafter	58,905	2,544	2,653	—	(15,275)
	$198,911	$7,480	$10,264	$2,321	$(40,037)
Weighted average remaining amortization periods as of September 30, 2016 (in years)	6.7	7.4	6.2	4.2	7.5

The following table sets forth the intangible assets acquired and below market lease liabilities assumed as a result of 2016 acquisition activity:

	Acquisition-Related Intangible Assets (amortized in Rental and Other Revenues)	Acquisition-Related Intangible Assets (amortized in Depreciation and Amortization)	Acquisition-Related Below Market Lease Liabilities (amortized in Rental and Other Revenues)
Amount recorded at acquisition	$122	$5,008	$(428)
Weighted average remaining amortization periods as of September 30, 2016 (in years)	9.8	10.2	11.2

6.    Mortgages and Notes Payable

The following table sets forth our mortgages and notes payable:

	September 30, 2016	December 31, 2015
Secured indebtedness	$129,013	$175,281
Unsecured indebtedness	1,778,942	2,324,333
Less-unamortized debt issuance costs	(6,889)	(7,801)
Total mortgages and notes payable, net	$1,901,066	$2,491,813

At September 30, 2016, our secured mortgage loans were collateralized by real estate assets with an aggregate undepreciated book value of $247.1 million.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

6.    Mortgages and Notes Payable - Continued

Our $475.0 million unsecured revolving credit facility is scheduled to mature in January 2018 and includes an accordion feature that allows for an additional $75.0 million of borrowing capacity subject to additional lender commitments. Assuming no defaults have occurred, we have an option to extend the maturity for two additional six-month periods. The interest rate at our current credit ratings is LIBOR plus 110 basis points and the annual facility fee is 20 basis points. There was $28.0 million and $38.0 million outstanding under our revolving credit facility at September 30, 2016 and October 17, 2016, respectively. At both September 30, 2016 and October 17, 2016, we had $0.2 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at September 30, 2016 and October 17, 2016 was $446.8 million and $436.8 million, respectively.

During the second quarter of 2016, we prepaid without penalty the remaining $43.6 million balance on a secured mortgage loan with an effective interest rate of 7.5% that was originally scheduled to mature in August 2016.

During the second quarter of 2016, we executed a $150.0 million, 67-month unsecured term loan facility. The term loan facility is originally scheduled to mature in January 2022. The interest rate on the term loan facility at our current credit ratings is LIBOR plus 110 basis points. The purpose of the term loan facility is to repay amounts outstanding under our revolving credit facility and other general corporate purposes. There was $75.0 million outstanding under our term loan facility at both September 30, 2016 and October 17, 2016.

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

Our interest rate swaps have been designated as and are being accounted for as cash flow hedges with changes in fair value recorded in other comprehensive income/(loss) each reporting period. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on our cash flow hedges during the nine months ended September 30, 2016 and 2015. We have no collateral requirements related to our interest rate swaps.

Amounts reported in accumulated other comprehensive loss ("AOCL") related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the period from October 1, 2016 through September 30, 2017, we estimate that $2.5 million will be reclassified to interest expense.

The following table sets forth the fair value of our derivatives:

	September 30, 2016	December 31, 2015
Derivatives:
Derivatives designated as cash flow hedges in accounts payable, accrued expenses and other liabilities:
Interest rate swaps	$8,701	$3,073

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

7.	Derivative Financial Instruments - Continued

The following table sets forth the effect of our cash flow hedges on AOCL and interest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Derivatives Designated as Cash Flow Hedges:
Amount of unrealized gains/(losses) recognized in AOCL on derivatives (effective portion):
Interest rate swaps	$1,610	$(3,021)	$(7,785)	$(5,666)
Amount of losses reclassified out of AOCL into contractual interest expense (effective portion):
Interest rate swaps	$758	$932	$2,336	$2,781

8.	Noncontrolling Interests

Noncontrolling Interests in Consolidated Affiliates

At September 30, 2016, our noncontrolling interests in consolidated affiliates relate to our joint venture partner's 50.0% interest in office properties in Richmond, VA. Our joint venture partner is an unrelated third party.

Noncontrolling Interests in the Operating Partnership

The following table sets forth the Company's noncontrolling interests in the Operating Partnership:

	Nine Months Ended September 30,
	2016	2015
Beginning noncontrolling interests in the Operating Partnership	$126,429	$130,048
Adjustment of noncontrolling interests in the Operating Partnership to fair value	13,390	(14,649)
Conversions of Common Units to Common Stock	(3,006)	(1,206)
Net income attributable to noncontrolling interests in the Operating Partnership	14,876	2,296
Distributions to noncontrolling interests in the Operating Partnership	(3,684)	(3,721)
Total noncontrolling interests in the Operating Partnership	$148,005	$112,768

The following table sets forth net income available for common stockholders and transfers from the Company's noncontrolling interests in the Operating Partnership:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income available for common stockholders	$31,971	$29,749	$496,409	$74,220
Increase in additional paid in capital from conversions of Common Units to Common Stock	1,448	—	3,006	1,206
Change from net income available for common stockholders and transfers from noncontrolling interests	$33,419	$29,749	$499,415	$75,426

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

		Level 1	Level 2	Level 3
	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
Fair Value at September 30, 2016:
Assets:
Mortgages and notes receivable, at fair value (1)	$9,525	$—	$9,525	$—
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	2,426	2,426	—	—
Total Assets	$11,951	$2,426	$9,525	$—
Noncontrolling Interests in the Operating Partnership	$148,005	$148,005	$—	$—
Liabilities:
Mortgages and notes payable, net, at fair value (1)	$1,941,317	$—	$1,941,317	$—
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	8,701	—	8,701	—
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	2,426	2,426	—	—
Total Liabilities	$1,952,444	$2,426	$1,950,018	$—

Fair Value at December 31, 2015:
Assets:
Mortgages and notes receivable, at fair value (1)	$2,096	$—	$2,096	$—
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	2,736	2,736	—	—
Tax increment financing bond (in real estate and other assets, net, held for sale) (2)	11,197	—	—	11,197
Total Assets	$16,029	$2,736	$2,096	$11,197
Noncontrolling Interests in the Operating Partnership	$126,429	$126,429	$—	$—
Liabilities:
Mortgages and notes payable, net, at fair value (1)	$2,517,589	$—	$2,517,589	$—
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	3,073	—	3,073	—
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	2,736	2,736	—	—
Financing obligation, at fair value (in liabilities held for sale) (1) (2)	7,402	—	—	7,402
Total Liabilities	$2,530,800	$2,736	$2,520,662	$7,402
__________
(1)    Amounts recorded at historical cost on our Consolidated Balance Sheets at September 30, 2016 and December 31, 2015.
(2)    Sold during the first quarter of 2016 in conjunction with the sales of the Plaza assets.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

9.	Disclosure About Fair Value of Financial Instruments - Continued

The following table sets forth the changes in our Level 3 asset, which was recorded at fair value on our Consolidated Balance Sheets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Asset:
Tax Increment Financing Bond:
Beginning balance	$—	$12,641	$11,197	$12,447
Assigned to the buyer of the Plaza assets	—	—	(11,197)	—
Unrealized gains/(losses) (in AOCL)	—	(7)	—	187
Ending balance	$—	$12,634	$—	$12,634

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

During the nine months ended September 30, 2016, the Company granted 244,664 stock options with an exercise price equal to the closing market price of a share of Common Stock on the date of grant. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model, which resulted in a weighted average grant date fair value per share of $4.61. During the nine months ended September 30, 2016, the Company also granted 72,698 shares of time-based restricted stock and 58,054 shares of total return-based restricted stock with weighted average grant date fair values per share of $43.59 and $41.37, respectively. We recorded share-based compensation expense of $0.9 million during each of the three months ended September 30, 2016 and 2015 and $5.4 million and $6.0 million during the nine months ended September 30, 2016 and 2015, respectively. At September 30, 2016, there was $5.9 million of total unrecognized share-based compensation costs, which will be recognized over a weighted average remaining contractual term of 2.4 years.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

11.	Accumulated Other Comprehensive Loss

The following table sets forth the components of AOCL:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Tax increment financing bond:
Beginning balance	$—	$(251)	$—	$(445)
Unrealized gains/(losses) on tax increment financing bond	—	(7)	—	187
Ending balance	—	(258)	—	(258)
Cash flow hedges:
Beginning balance	(11,628)	(4,263)	(3,811)	(3,467)
Unrealized gains/(losses) on cash flow hedges	1,610	(3,021)	(7,785)	(5,666)
Amortization of cash flow hedges (1)	758	932	2,336	2,781
Ending balance	(9,260)	(6,352)	(9,260)	(6,352)
Total accumulated other comprehensive loss	$(9,260)	$(6,610)	$(9,260)	$(6,610)
__________
(1)    Amounts reclassified out of AOCL into contractual interest expense.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

12.	Real Estate, Other Assets and Liabilities Held For Sale and Discontinued Operations

The following tables set forth the assets and liabilities related to discontinued operations at December 31, 2015, the results of operations for the three and nine months ended September 30, 2016 and 2015 and cash flows for the nine months ended September 30, 2016 and 2015 as well as assets held for sale at September 30, 2016:

	September 30, 2016	December 31, 2015
Assets:
Land	$—	$16,681
Buildings and tenant improvements	—	322,811
Land held for development	260	1,089
Less-accumulated depreciation	—	(131,274)
Net real estate assets	260	209,307
Accrued straight-line rents receivable, net	—	11,730
Deferred leasing costs, net	—	6,690
Prepaid expenses and other assets, net	—	13,221
Real estate and other assets, net, held for sale	$260	$240,948
Liabilities:
Accounts payable, accrued expenses and other liabilities	$—	$(6,717)
Financing obligation	—	(7,402)
Liabilities held for sale	$—	$(14,119)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Rental and other revenues	$—	$12,970	$8,484	$37,637
Operating expenses:
Rental property and other expenses	—	5,328	3,334	15,235
Depreciation and amortization	—	3,689	—	10,442
General and administrative	—	192	1,388	613
Total operating expenses	—	9,209	4,722	26,290
Interest expense	—	155	85	491
Other income	—	659	420	1,994
Income from discontinued operations	—	4,265	4,097	12,850
Net gains on disposition of discontinued operations	—	—	414,496	—
Total income from discontinued operations	$—	$4,265	$418,593	$12,850

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities	$2,040	$21,991
Cash flows from investing activities	$417,097	$(12,642)

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

13.	Earnings Per Share and Per Unit

The following table sets forth the computation of basic and diluted earnings per share of the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Earnings per Common Share - basic:
Numerator:
Income from continuing operations	$33,840	$27,352	$95,510	$66,493
Net (income) attributable to noncontrolling interests in the Operating Partnership from continuing operations	(926)	(790)	(2,611)	(1,907)
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(319)	(324)	(941)	(948)
Dividends on Preferred Stock	(624)	(626)	(1,877)	(1,879)
Income from continuing operations available for common stockholders	31,971	25,612	90,081	61,759
Income from discontinued operations	—	4,265	418,593	12,850
Net (income) attributable to noncontrolling interests in the Operating Partnership from discontinued operations	—	(128)	(12,265)	(389)
Income from discontinued operations available for common stockholders	—	4,137	406,328	12,461
Net income available for common stockholders	$31,971	$29,749	$496,409	$74,220
Denominator:
Denominator for basic earnings per Common Share – weighted average shares	98,973	94,693	97,669	93,996
Earnings per Common Share - basic:
Income from continuing operations available for common stockholders	$0.32	$0.27	$0.92	$0.66
Income from discontinued operations available for common stockholders	—	0.04	4.16	0.13
Net income available for common stockholders	$0.32	$0.31	$5.08	$0.79
Earnings per Common Share - diluted:
Numerator:
Income from continuing operations	$33,840	$27,352	$95,510	$66,493
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(319)	(324)	(941)	(948)
Dividends on Preferred Stock	(624)	(626)	(1,877)	(1,879)
Income from continuing operations available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	32,897	26,402	92,692	63,666
Income from discontinued operations available for common stockholders	—	4,265	418,593	12,850
Net income available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	$32,897	$30,667	$511,285	$76,516
Denominator:
Denominator for basic earnings per Common Share – weighted average shares	98,973	94,693	97,669	93,996
Add:
Stock options using the treasury method	108	58	94	89
Noncontrolling interests Common Units	2,858	2,910	2,882	2,918
Denominator for diluted earnings per Common Share – adjusted weighted average shares and assumed conversions (1)	101,939	97,661	100,645	97,003
Earnings per Common Share - diluted:
Income from continuing operations available for common stockholders	$0.32	$0.27	$0.92	$0.66
Income from discontinued operations available for common stockholders	—	0.04	4.16	0.13
Net income available for common stockholders	$0.32	$0.31	$5.08	$0.79
__________

(1)	Includes all unvested restricted stock where dividends on such restricted stock are non-forfeitable.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

13.	Earnings Per Share and Per Unit - Continued

The following table sets forth the computation of basic and diluted earnings per unit of the Operating Partnership:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Earnings per Common Unit - basic:
Numerator:
Income from continuing operations	$33,840	$27,352	$95,510	$66,493
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(319)	(324)	(941)	(948)
Distributions on Preferred Units	(624)	(626)	(1,877)	(1,879)
Income from continuing operations available for common unitholders	32,897	26,402	92,692	63,666
Income from discontinued operations available for common unitholders	—	4,265	418,593	12,850
Net income available for common unitholders	$32,897	$30,667	$511,285	$76,516
Denominator:
Denominator for basic earnings per Common Unit – weighted average units	101,422	97,194	100,142	96,505
Earnings per Common Unit - basic:
Income from continuing operations available for common unitholders	$0.32	$0.27	$0.93	$0.66
Income from discontinued operations available for common unitholders	—	0.05	4.18	0.13
Net income available for common unitholders	$0.32	$0.32	$5.11	$0.79
Earnings per Common Unit - diluted:
Numerator:
Income from continuing operations	$33,840	$27,352	$95,510	$66,493
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(319)	(324)	(941)	(948)
Distributions on Preferred Units	(624)	(626)	(1,877)	(1,879)
Income from continuing operations available for common unitholders	32,897	26,402	92,692	63,666
Income from discontinued operations available for common unitholders	—	4,265	418,593	12,850
Net income available for common unitholders	$32,897	$30,667	$511,285	$76,516
Denominator:
Denominator for basic earnings per Common Unit – weighted average units	101,422	97,194	100,142	96,505
Add:
Stock options using the treasury method	108	58	94	89
Denominator for diluted earnings per Common Unit – adjusted weighted average units and assumed conversions (1)	101,530	97,252	100,236	96,594
Earnings per Common Unit - diluted:
Income from continuing operations available for common unitholders	$0.32	$0.27	$0.92	$0.66
Income from discontinued operations available for common unitholders	—	0.05	4.18	0.13
Net income available for common unitholders	$0.32	$0.32	$5.10	$0.79
__________

(1)	Includes all unvested restricted stock where dividends on such restricted stock are non-forfeitable.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

14.	Segment Information

The following tables summarize the rental and other revenues and net operating income, the primary industry property-level performance metric used by our chief operating decision maker which is defined as rental and other revenues less rental property and other expenses, for each of our reportable segments. Our segment information for the three and nine months ended September 30, 2015 has been retrospectively revised from previously reported amounts to reflect a change in our reportable segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Rental and Other Revenues:
Office:
Atlanta, GA	$33,340	$25,737	$101,188	$76,130
Greensboro, NC	5,167	5,288	15,351	16,126
Memphis, TN	12,330	11,790	36,275	35,574
Nashville, TN	23,979	22,614	71,760	66,200
Orlando, FL	11,678	11,397	34,360	33,179
Pittsburgh, PA	14,386	14,831	43,721	44,099
Raleigh, NC	27,767	27,081	84,013	76,063
Richmond, VA	11,414	10,564	33,420	31,351
Tampa, FL	22,836	17,785	67,088	54,814
Total Office Segment	162,897	147,087	487,176	433,536
Other	3,372	3,679	10,812	11,009
Total Rental and Other Revenues	$166,269	$150,766	$497,988	$444,545

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

14.	Segment Information - Continued

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Operating Income:
Office:
Atlanta, GA	$20,718	$15,970	$63,681	$47,000
Greensboro, NC	3,187	3,275	9,544	10,217
Memphis, TN	7,753	7,317	22,566	22,347
Nashville, TN	17,042	15,726	51,470	46,438
Orlando, FL	6,633	6,153	19,638	18,984
Pittsburgh, PA	8,482	8,840	25,193	25,472
Raleigh, NC	19,525	19,018	59,935	53,647
Richmond, VA	7,602	6,909	22,718	20,721
Tampa, FL	14,349	10,615	42,037	32,855
Total Office Segment	105,291	93,823	316,782	277,681
Other	2,358	2,513	7,491	7,550
Total Net Operating Income	107,649	96,336	324,273	285,231
Reconciliation to income from continuing operations before disposition of investment properties and activity in unconsolidated affiliates:
Depreciation and amortization	(52,923)	(50,963)	(161,734)	(145,758)
General and administrative expenses	(9,863)	(8,990)	(29,327)	(28,898)
Interest expense	(18,566)	(21,357)	(58,756)	(64,446)
Other income	833	379	1,884	1,261
Income from continuing operations before disposition of investment properties and activity in unconsolidated affiliates	$27,130	$15,405	$76,340	$47,390

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

This list of risks and uncertainties, however, is not intended to be exhaustive. You should also review the other cautionary statements we make in “Business – Risk Factors” set forth in our 2015 Annual Report on Form 10-K and "Item 1A. Risk Factors" set forth in our Quarterly Report on Form 10-Q for the second quarter of 2016. Given these uncertainties, you should not place undue reliance on forward-looking statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements to reflect any future events or circumstances or to reflect the occurrence of unanticipated events.

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

The key components affecting our rental and other revenues are average occupancy, rental rates, cost recovery income, new developments placed in service, acquisitions and dispositions. Average occupancy generally increases during times of improving economic growth, as our ability to lease space outpaces vacancies that occur upon the expirations of existing leases. Average occupancy generally declines during times of slower economic growth, when new vacancies tend to outpace our ability to lease space. Asset acquisitions, dispositions and new developments placed in service directly impact our rental revenues and could impact our average occupancy, depending upon the occupancy rate of the properties that are acquired, sold or placed in service. A further indicator of the predictability of future revenues is the expected lease expirations of our portfolio. As a result, in addition to seeking to increase our average occupancy by leasing current vacant space, we also concentrate our leasing efforts on renewing existing leases prior to expiration. For more information regarding our lease expirations, see "Properties - Lease Expirations" in our 2015 Annual Report on Form 10-K. Occupancy in our office portfolio decreased from 92.6% at December 31, 2015 to 92.2% at September 30, 2016 primarily due to the net impact of our acquisition and disposition activity in 2016.

Whether or not our rental revenue tracks average occupancy proportionally depends upon whether GAAP rents under signed new and renewal leases are higher or lower than the GAAP rents under expiring leases. Annualized rental revenues from second generation leases expiring during any particular year are generally less than 15% of our total annual rental revenues. The following table sets forth information regarding second generation office leases signed during the third quarter of 2016 (we define second generation office leases as leases with new customers and renewals of existing customers in office space that has been previously occupied under our ownership and leases with respect to vacant space in acquired buildings):

	New	Renewal	All Office
Leased space (in rentable square feet)	273,067	594,326	867,393
Average term (in years - rentable square foot weighted)	7.4	6.7	7.0
Base rents (per rentable square foot) (1)	$26.30	$27.78	$27.31
Rent concessions (per rentable square foot) (1)	(0.77)	(0.21)	(0.39)
GAAP rents (per rentable square foot) (1)	$25.53	$27.57	$26.92
Tenant improvements (per rentable square foot) (1)	$3.46	$2.59	$2.86
Leasing commissions (per rentable square foot) (1)	$0.97	$0.78	$0.84
__________

(1)	Weighted average per rentable square foot on an annual basis over the lease term.

Compared to previous leases in the same office spaces, annual combined GAAP rents for new and renewal leases signed in the third quarter were $26.92 per rentable square foot or 20.7% higher.

We strive to maintain a diverse, stable and creditworthy customer base. We have an internal guideline whereby customers that account for more than 3% of our revenues are periodically reviewed with the Company's Board of Directors. As of September 30, 2016, no customer accounted for more than 3% of our cash revenues other than the Federal Government, which accounted for less than 6% of our cash revenues on an annualized basis.

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

Net Operating Income

Whether or not we record increasing same property net operating income (“NOI”) depends upon our ability to garner higher rental revenues, whether from higher average occupancy, higher GAAP rents per rentable square foot or higher cost recovery income, that exceed any corresponding growth in operating expenses. Same property NOI from continuing operations was $2.7 million, or 3.0%, higher in the third quarter of 2016 as compared to 2015 primarily due to an increase in same property revenues of $2.6 million.

In addition to the effect of same property NOI, whether or not NOI from continuing operations increases depends upon whether the NOI from our acquired properties and development properties placed in service exceeds the NOI from sold properties. NOI from continuing operations was $11.3 million, or 11.7%, higher in the third quarter of 2016 as compared to 2015 due to the impact of acquisitions in 2015 and development properties placed in service in 2015 and 2016, offset by NOI lost from sold properties not classified as discontinued operations.

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

Rental and other revenues are our principal source of funds to meet our short-term liquidity requirements. Other sources of funds for short-term liquidity needs include available working capital and borrowings under our credit facilities, which collectively had $511.8 million of availability at October 17, 2016. Our short-term liquidity requirements primarily consist of operating expenses, interest and principal amortization on our debt, distributions and capital expenditures, including building improvement costs, tenant improvement costs and lease commissions. Building improvements are capital costs to maintain or enhance existing buildings not typically related to a specific customer. Tenant improvements are the costs required to customize space for the specific needs of customers. We anticipate that our available cash and cash equivalents and cash provided by operating activities, together with cash available from borrowings under our revolving credit and term loan facilities, will be adequate to meet our short-term liquidity requirements. We use our credit facilities for working capital purposes and for the short-term funding of our development and acquisition activity and, in certain instances, the repayment of other debt. The continued ability to borrow under the credit facilities allows us to quickly capitalize on strategic opportunities at short-term interest rates.

Our long-term liquidity uses generally consist of the retirement or refinancing of debt upon maturity (including mortgage debt, our credit facilities, term loans and other unsecured debt), funding of existing and new building development and land infrastructure projects and funding acquisitions of buildings and development land. Our expected future capital expenditures for started and/or committed new development projects were approximately $216 million at September 30, 2016. Additionally, we may, from time to time, retire some or all of our remaining outstanding Preferred Stock and/or unsecured debt securities through redemptions, open market repurchases, privately negotiated acquisitions or otherwise.

We expect to meet our long-term liquidity needs through a combination of:

•	cash flow from operating activities;

•	bank term loans and borrowings under our credit facilities;

•	the issuance of unsecured debt;

•	the issuance of secured debt;

•	the issuance of equity securities by the Company or the Operating Partnership; and

•	the disposition of non-core assets.

We generally expect to grow our company on a leverage-neutral basis by maintaining a leverage ratio of under 43% as measured by the ratio of our mortgages and notes payable and outstanding preferred stock to the undepreciated book value of our assets. At September 30, 2016, our leverage ratio was 34.6% and there were 103.1 million diluted shares of Common Stock outstanding.

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

Results of Operations

Three Months Ended September 30, 2016 and 2015

Rental and Other Revenues

Rental and other revenues were $15.5 million, or 10.3%, higher in the third quarter of 2016 as compared to 2015 primarily due to 2015 acquisitions, development properties placed in service in 2015 and 2016 and higher same property revenues, which increased rental and other revenues by $10.7 million, $3.0 million and $2.6 million, respectively. Same property rental and other revenues were higher primarily due to an increase in average occupancy to 93.0% in the third quarter of 2016 from 92.2% in the third quarter of 2015 and higher average GAAP rents per rentable square foot. These increases were partly offset by lost revenue of $0.9 million from property dispositions.

Operating Expenses

Rental property and other expenses were $4.2 million, or 7.7%, higher in the third quarter of 2016 as compared to 2015 primarily due to 2015 acquisitions and development properties placed in service in 2015 and 2016, which increased operating expenses by $4.1 million and $0.7 million, respectively. These increases were partly offset by a $0.4 million decrease in operating expenses from property dispositions. Same property operating expenses were relatively unchanged in the third quarter of 2016 as compared to 2015.

Depreciation and amortization was $2.0 million, or 3.8%, higher in the third quarter of 2016 as compared to 2015 primarily due to 2015 acquisitions and development properties placed in service in 2015 and 2016, partly offset by property dispositions.

General and administrative expenses were $0.9 million, or 9.7%, higher in the third quarter of 2016 as compared to 2015 primarily due to higher company-wide base salaries and deferred compensation plan investments, partly offset by lower acquisition costs.

Interest Expense

Interest expense was $2.8 million, or 13.1%, lower in the third quarter of 2016 as compared to 2015 primarily due to lower average debt balances, lower average interest rates and higher capitalized interest.

Other Income

Other income was $0.5 million higher in the third quarter of 2016 as compared to 2015 primarily due to a loss on deferred compensation plan investments in 2015.

Gains on Disposition of Property

Gains on disposition of property were $3.1 million lower in the third quarter of 2016 as compared to 2015 due to the net effect of the disposition activity in such periods.

Gain on Disposition of Investment in Unconsolidated Affiliate

We recorded a gain on disposition of investment in unconsolidated affiliate of $4.2 million in the third quarter of 2015 due to the sale of our 20.0% interest in SF-HIW Harborview Plaza, LP to our partner. We had no comparable transaction in the third quarter of 2016.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $2.0 million higher in the third quarter of 2016 as compared to 2015 primarily due to our share of a gain recognized by one of our unconsolidated affiliates in 2016.

Income From Discontinued Operations

Income from discontinued operations was $4.3 million lower in the third quarter of 2016 as compared to 2015 due to the sales of substantially all of our wholly-owned Country Club Plaza assets in Kansas City (which we refer to as the “Plaza assets”) on March 1, 2016.

Earnings Per Common Share - Diluted

Diluted earnings per common share was $0.01 higher in the third quarter of 2016 as compared to 2015 due to an increase in net income for the reasons discussed above, partly offset by an increase in the weighted average Common Shares outstanding.

Nine Months Ended September 30, 2016 and 2015

Rental and Other Revenues

Rental and other revenues were $53.4 million, or 12.0%, higher in the nine months ended September 30, 2016 as compared to 2015 primarily due to 2015 acquisitions, development properties placed in service in 2015 and 2016 and higher same property revenues, which increased rental and other revenues by $34.4 million, $12.4 million and $11.6 million, respectively. Same property rental and other revenues were higher primarily due to an increase in average occupancy to 92.8% in the nine months ended September 30, 2016 from 92.0% in the nine months ended September 30, 2015, higher average GAAP rents per rentable square foot and higher termination fees. These increases were partly offset by lost revenue of $4.3 million from property dispositions.

Operating Expenses

Rental property and other expenses were $14.4 million, or 9.0%, higher in the nine months ended September 30, 2016 as compared to 2015 primarily due to 2015 acquisitions, development properties placed in service in 2015 and 2016 and higher same property operating expenses, which increased operating expenses by $13.1 million, $2.6 million and $0.6 million, respectively. Same property operating expenses were higher primarily due to higher property taxes and repairs and maintenance, partly offset by lower utilities and property insurance. These increases were partly offset by a $1.5 million decrease in operating expenses from property dispositions.

Depreciation and amortization was $16.0 million, or 11.0%, higher in the nine months ended September 30, 2016 as compared to 2015 primarily due to 2015 acquisitions and development properties placed in service in 2015 and 2016, partly offset by property dispositions.

General and administrative expenses were $0.4 million, or 1.5%, higher in the nine months ended September 30, 2016 as compared to 2015 primarily due to higher company-wide base salaries, partly offset by lower incentive compensation.

Interest Expense

Interest expense was $5.7 million, or 8.8%, lower in the nine months ended September 30, 2016 as compared to 2015 primarily due to lower average interest rates and higher capitalized interest, partly offset by higher average debt balances.

Other Income

Other income was $0.6 million higher in the nine months ended September 30, 2016 as compared to 2015 primarily due to a loss on debt extinguishment and deferred compensation plan investments in 2015.

Gains on Disposition of Property and Net Gains on Disposition of Discontinued Operations

Total gains were $418.1 million higher in the nine months ended September 30, 2016 as compared to 2015 due to the sales of the Plaza assets.

Gain on Disposition of Investment in Unconsolidated Affiliate

We recorded a gain on disposition of investment in unconsolidated affiliate of $4.2 million in the nine months ended September 30, 2015 due to the sale of our 20.0% interest in SF-HIW Harborview Plaza, LP to our partner. We had no comparable transaction in the nine months ended September 30, 2016.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $0.6 million higher in the nine months ended September 30, 2016 as compared to 2015 primarily due to our share of the net effect of the disposition activity by certain unconsolidated affiliates in such periods and higher leasing activity in 2016.

Income From Discontinued Operations

Income from discontinued operations was $8.8 million lower in the nine months ended September 30, 2016 as compared to 2015 due to the sales of the Plaza assets on March 1, 2016.

Earnings Per Common Share - Diluted

Diluted earnings per common share was $4.29 higher in the nine months ended September 30, 2016 as compared to 2015 due to gains from the sales of the Plaza assets and other increases in net income for the reasons discussed above, partly offset by an increase in the weighted average Common Shares outstanding.

Liquidity and Capital Resources

Statements of Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in the Company’s cash flows ($ in thousands):

	Nine Months Ended September 30,
	2016	2015	Change
Net Cash Provided By Operating Activities	$232,385	$209,410	$22,975
Net Cash Provided By/(Used In) Investing Activities	305,084	(564,095)	869,179
Net Cash Provided By/(Used In) Financing Activities	(536,118)	351,037	(887,155)
Total Cash Flows	$1,351	$(3,648)	$4,999

The increase in net cash provided by operating activities in the nine months ended September 30, 2016 as compared to 2015 was primarily due to higher net cash from the operations of 2015 acquisitions and development properties placed in service in 2015 and 2016.

The change in net cash provided by/(used in) investing activities in the nine months ended September 30, 2016 as compared to 2015 was primarily due to the net proceeds from the sales of the Plaza assets and lower acquisition activity in 2016, partly offset by the repayment of an advance from an unconsolidated affiliate in 2015 and higher investments in development in-process and higher net investments in mortgages and notes receivable in 2016.

The change in net cash provided by/(used in) financing activities in the nine months ended September 30, 2016 as compared to 2015 was primarily due to higher net debt repayments in 2016, partly offset by higher proceeds from the issuance of Common Stock in 2016.

Capitalization

The following table sets forth the Company’s capitalization (in thousands, except per share amounts):

	September 30, 2016	December 31, 2015
Mortgages and notes payable, net, at recorded book value	$1,901,066	$2,491,813
Financing obligation (in liabilities held for sale)	$—	$7,402
Preferred Stock, at liquidation value	$28,920	$29,050
Common Stock outstanding	100,204	96,092
Common Units outstanding (not owned by the Company)	2,840	2,900
Per share stock price at period end	$52.12	$43.60
Market value of Common Stock and Common Units	$5,370,653	$4,316,051
Total capitalization	$7,300,639	$6,844,316

At September 30, 2016, our mortgages and notes payable and outstanding preferred stock represented 26.4% of our total capitalization and 34.6% of the undepreciated book value of our assets.

Our mortgages and notes payable as of September 30, 2016 consisted of $129.0 million of secured indebtedness with a weighted average interest rate of 4.35% and $1,778.9 million of unsecured indebtedness with a weighted average interest rate of 3.94%. The secured indebtedness was collateralized by real estate assets with an aggregate undepreciated book value of $247.1 million. As of September 30, 2016, $428.0 million of our debt does not bear interest at fixed rates or is not protected by interest rate hedge contracts.

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

Of the net proceeds received for the sales of the Plaza assets during the first quarter of 2016, we used all but approximately $205 million of such proceeds to acquire real estate assets in 1031 exchanges qualifying for tax-deferred treatment. During the third quarter of 2016, we used all remaining net sale proceeds, which were being held in escrow, to reduce amounts outstanding under the revolving credit facility. The Company anticipates paying a special cash dividend of at least $0.75 per share no later than January 31, 2017 to stockholders of record no later than December 31, 2016. The exact amount of the special dividend, which depends upon a variety of factors such as the amount of any taxable gains resulting from potential dispositions and the amount and characterization of cash receipts and outlays throughout the remainder of the year, will be finalized by the end of 2016 and could be up to $0.25 per share higher.

Investment Activity

During the third quarter of 2016, we acquired a building in Raleigh, NC, which delivered in 2015 and encompasses 243,000 rentable square feet, for a net purchase price of $76.9 million. We expensed $0.3 million of acquisition costs (included in general and administrative expenses) related to this acquisition. The assets acquired and liabilities assumed were recorded at fair value as determined by management based on information available at the acquisition date and on current assumptions as to future operations. We have invested or intend to invest an additional $6.6 million of planned near-term building improvements and leasing capital expenditures to bring the property to stabilization. Based on the total anticipated investment of $83.5 million, the anticipated capitalization rate for the acquisition of this building, which was 70.0% leased as of the closing date, is 7.2% using projected annual GAAP net operating income upon stabilization, which is projected to occur in 2018. These forward-looking statements are subject to risks and uncertainties. See “Disclosure Regarding Forward-Looking Statements.”

During the third quarter of 2016, we also acquired:

•
fee simple title to the land underneath one of our buildings in Pittsburgh, PA that was previously subject to a ground lease for a purchase price of $18.5 million. We expensed $0.5 million of acquisition costs (included in general and administrative expenses) related to this acquisition; and

•	an acre of development land in Raleigh, NC for a purchase price, including capitalized acquisition costs, of $5.8 million.

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

During the third quarter of 2016, we sold land for a sale price of $6.8 million and recorded a gain on disposition of property of $3.9 million. We deferred $0.4 million of gain related to a portion of the sale price that was escrowed for contingent future infrastructure work.

As of September 30, 2016, we were developing 1.2 million rentable square feet of office properties. The following table summarizes these announced and in-process developments:

Property	Market	Rentable Square Feet	Anticipated Total Investment (1)	Investment As Of September 30, 2016 (1)	Pre-Leased %	Estimated Completion	Estimated Stabilization
			($ in thousands)
Riverwood 200	Atlanta	299,000	$107,000	$63,862	71.1%	2Q17	2Q19
Seven Springs II	Nashville	131,000	38,100	18,080	52.3	2Q17	3Q18
Bridgestone Americas	Nashville	514,000	200,000	112,079	100.0	3Q17	3Q17
CentreGreen III	Raleigh	166,500	40,850	8,195	—	3Q17	3Q19
Virginia Urology (2)	Richmond	87,000	29,140	1,255	100.0	3Q18	3Q18
		1,197,500	$415,090	$203,471	73.7%
__________

(1)	Includes deferred lease commissions which are classified in deferred leasing costs on our Consolidated Balance Sheets.

(2)	Recorded on our Consolidated Balance Sheets in land held for development, not development in-process.

Financing Activity

We have entered into separate equity distribution agreements with each of Jefferies LLC, Robert W. Baird & Co. Incorporated, BB&T Capital Markets, a division of BB&T Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Capital One Securities, Inc., Comerica Securities, Inc., Mitsubishi UFJ Securities (USA), Inc., Morgan Stanley & Co. LLC, Piper Jaffray & Co., RBC Capital Markets, LLC and Wells Fargo Securities, LLC. Under the terms of the equity distribution agreements, the Company may offer and sell up to $250.0 million in aggregate gross sales price of shares of Common Stock from time to time through such firms, acting as agents of the Company or as principals. Sales of the shares, if any, may be made by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices or as otherwise agreed with any of such firms. During the third quarter of 2016, the Company issued 1,547,457 shares of Common Stock at an average gross sales price of $52.79 per share and received net proceeds, after sales commissions, of $80.5 million. We paid an aggregate of $1.2 million in sales commissions to Wells Fargo Securities, LLC, Merrill Lynch, Capital One Securities, Inc., Piper Jaffray & Co. and BB&T Capital Markets during the third quarter of 2016.

Our $475.0 million unsecured revolving credit facility is scheduled to mature in January 2018 and includes an accordion feature that allows for an additional $75.0 million of borrowing capacity subject to additional lender commitments. Assuming no defaults have occurred, we have an option to extend the maturity for two additional six-month periods. The interest rate at our current credit ratings is LIBOR plus 110 basis points and the annual facility fee is 20 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody's Investors Service or Standard & Poor's Ratings

Services. There was $28.0 million and $38.0 million outstanding under our revolving credit facility at September 30, 2016 and October 17, 2016, respectively. At both September 30, 2016 and October 17, 2016, we had $0.2 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at September 30, 2016 and October 17, 2016 was $446.8 million and $436.8 million, respectively.

During the second quarter of 2016, we executed a $150.0 million, 67-month unsecured term loan facility. The term loan facility is originally scheduled to mature in January 2022. The interest rate on the term loan facility at our current credit ratings is LIBOR plus 110 basis points. The interest rate is based on the higher of the publicly announced ratings from Moody's Investors Service or Standard & Poor's Ratings Services. The financial and other covenants under the term loan facility are similar to our revolving credit facility. The purpose of the term loan facility is to repay amounts outstanding under our revolving credit facility and other general corporate purposes. There was $75.0 million outstanding under our term loan facility at both September 30, 2016 and October 17, 2016.

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

Off Balance Sheet Arrangements

During the third quarter of 2016, 4600 Madison Associates, LP (a joint venture in which we own a 12.5% interest) sold a building to an unrelated third party for a sale price of $32.7 million and recorded a gain on disposition of property of $21.3 million. As our cost basis was different from the basis reflected at the joint venture level, we recorded $1.8 million of gain through equity in earnings of unconsolidated affiliates. Simultaneously with the sale, the joint venture used a portion of the proceeds to pay off all $6.3 million of its debt.

Critical Accounting Estimates

There were no changes made by management to the critical accounting policies in the nine months ended September 30, 2016. For a description of our critical accounting estimates, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our 2015 Annual Report on Form 10-K.

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

The following table sets forth the Company's FFO, FFO available for common stockholders and FFO available for common stockholders per share ($ in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Funds from operations:
Net income	$33,840	$31,617	$514,103	$79,343
Net (income) attributable to noncontrolling interests in consolidated affiliates	(319)	(324)	(941)	(948)
Depreciation and amortization of real estate assets	52,303	50,342	159,780	143,973
(Gains) on disposition of depreciable properties	—	(6,521)	(8,915)	(9,147)
(Gain) on disposition of investment in unconsolidated affiliate	—	(4,155)	—	(4,155)
Unconsolidated affiliates:
Depreciation and amortization of real estate assets	736	835	2,227	2,412
(Gains) on disposition of depreciable properties	(1,842)	—	(2,173)	(946)
Discontinued operations:
Depreciation and amortization of real estate assets	—	3,636	—	10,277
(Gains) on disposition of depreciable properties	—	—	(414,496)	—
Funds from operations	84,718	75,430	249,585	220,809
Dividends on Preferred Stock	(624)	(626)	(1,877)	(1,879)
Funds from operations available for common stockholders	$84,094	$74,804	$247,708	$218,930
Funds from operations available for common stockholders per share	$0.82	$0.77	$2.46	$2.26
Weighted average shares outstanding (1)	101,939	97,661	100,645	97,003
__________

(1)	Includes assumed conversion of all potentially dilutive Common Stock equivalents.

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

As of September 30, 2016, our same property portfolio consisted of 222 in-service properties encompassing 26.8 million rentable square feet that were wholly owned during the entirety of the periods presented (from January 1, 2015 to September 30, 2016). As of December 31, 2015, our same property portfolio consisted of 221 in-service properties encompassing 26.2 million rentable square feet that were wholly owned during the entirety of the periods presented (from January 1, 2014 to December 31, 2015). The change in our same property portfolio was due to the addition of three properties encompassing 0.7 million rentable square feet acquired during 2014 and one newly developed property encompassing 0.1 million rentable square feet placed in service during 2014. These additions were offset by the removal of three properties encompassing 0.2 million rentable square feet that were sold during 2016.

Rental and other revenues related to properties not in our same property portfolio were $21.4 million and $8.5 million for the three months ended September 30, 2016 and 2015, respectively, and $64.1 million and $22.2 million for the nine months ended September 30, 2016 and 2015, respectively. Rental property and other expenses related to properties not in our same property portfolio were $7.0 million and $2.7 million for the three months ended September 30, 2016 and 2015, respectively, and $20.6 million and $6.8 million for the nine months ended September 30, 2016 and 2015, respectively.

The following table sets forth the Company’s NOI and same property NOI:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Income from continuing operations before disposition of investment properties and activity in unconsolidated affiliates	$27,130	$15,405	$76,340	$47,390
Other income	(833)	(379)	(1,884)	(1,261)
Interest expense	18,566	21,357	58,756	64,446
General and administrative expenses	9,863	8,990	29,327	28,898
Depreciation and amortization	52,923	50,963	161,734	145,758
Net operating income from continuing operations	107,649	96,336	324,273	285,231
Less – non same property and other net operating income	(14,403)	(5,773)	(43,546)	(15,431)
Same property net operating income from continuing operations	$93,246	$90,563	$280,727	$269,800

Same property net operating income from continuing operations	$93,246	$90,563	$280,727	$269,800
Less – lease termination fees, straight-line rent and other non-cash adjustments	(2,366)	(5,313)	(11,291)	(13,330)
Same property cash net operating income from continuing operations	$90,880	$85,250	$269,436	$256,470

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our market risk as of June 30, 2016, see "Quantitative and Qualitative Disclosures About Market Risk" in our Quarterly Report on Form 10-Q for the second quarter of 2016.

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

SEC rules also require us to establish and maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in internal control over financial reporting during the three months ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. There were also no changes in internal control over financial reporting during the three months ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the third quarter of 2016, the Company issued an aggregate of 27,720 shares of Common Stock to holders of Common Units in the Operating Partnership upon the redemption of a like number of Common Units in private offerings exempt from the registration requirements pursuant to Section 4(2) of the Securities Act. Each of the holders of Common Units was an accredited investor under Rule 501 of the Securities Act. The resale of such shares was registered by the Company under the Securities Act.

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

Date: October 25, 2016