Form 10-K
period 2016-12-31
HIGHWOODS PROPERTIES INC; HIGHWOODS REALTY LTD PARTNERSHIP
filed 2017-02-07
CIK 921082, 941713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2016

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
Highwoods Properties, Inc.  Yes  ☐    No ☒    Highwoods Realty Limited Partnership  Yes  ☐    No ☒

The aggregate market value of shares of Common Stock of Highwoods Properties, Inc. held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on June 30, 2016 was approximately $5.1 billion. At January 27, 2017, there were 101,666,554 shares of Common Stock outstanding.

There is no public trading market for the Common Units of Highwoods Realty Limited Partnership. As a result, an aggregate market value of the Common Units of Highwoods Realty Limited Partnership cannot be determined.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of Highwoods Properties, Inc. to be filed in connection with its Annual Meeting of Stockholders to be held May 10, 2017 are incorporated by reference in Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14.

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

Certain information contained herein is presented as of January 27, 2017, the latest practicable date for financial information prior to the filing of this Annual Report.

This report combines the Annual Reports on Form 10-K for the period ended December 31, 2016 of the Company and the Operating Partnership. We believe combining the annual reports into this single report results in the following benefits:

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

At December 31, 2016, the Company owned all of the Preferred Units and 101.3 million, or 97.3%, of the Common Units. Limited partners owned the remaining 2.8 million Common Units. Generally, the Operating Partnership is obligated to redeem each Common Unit at the request of the holder thereof for cash equal to the value of one share of Common Stock based on the average of the market price for the 10 trading days immediately preceding the notice date of such redemption, provided that the Company, at its option, may elect to acquire any such Common Units presented for redemption for cash or one share of Common Stock. The Common Units owned by the Company are not redeemable.

The Company was incorporated in Maryland in 1994. The Operating Partnership was formed in North Carolina in 1994. Our executive offices are located at 3100 Smoketree Court, Suite 600, Raleigh, NC 27604, and our telephone number is (919) 872-4924.

Our primary business is the operation, acquisition and development of office properties, which accounted for more than 97% of our annualized cash rental revenues as of December 31, 2016. There are no material inter-segment transactions. See Note 19 to our Consolidated Financial Statements for a summary of the rental and other revenues, net operating income and assets for each reportable segment.

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

During 2016, the Company filed unqualified Section 303A certifications with the NYSE. The Company and the Operating Partnership have also filed the CEO and CFO certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as exhibits to this Annual Report.

Business and Operating Strategy

Our Strategic Plan focuses on:

•	owning high-quality, differentiated office buildings in the BBDs of our core markets;

•	improving the operating results of our properties through concentrated leasing, asset management, cost control and customer service efforts;

•	developing and acquiring office buildings in BBDs that improve the overall quality of our portfolio and generate attractive returns over the long term for our stockholders;

•	disposing of properties no longer considered to be core assets primarily due to location, age, quality and/or overall strategic fit; and

•	maintaining a conservative and flexible balance sheet with ample liquidity to meet our funding needs and growth prospects.

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

Geographic Diversification. Our core portfolio consists primarily of office properties in Raleigh, Atlanta, Tampa, Nashville, Memphis, Pittsburgh, Richmond and Orlando and office and industrial properties in Greensboro. We do not believe that our operations are significantly dependent upon any particular geographic market.

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

Employees

At December 31, 2016, we had 438 full-time employees.

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

If our competitors offer space at rental rates below current market rates or below the rental rates we currently charge our customers, we may lose existing and potential customers, and we may be pressured to reduce our rental rates below those we currently charge in order to retain customers upon expiration of their existing leases. Even if our customers renew their leases or we are able to re-let the space, the terms and other costs of renewal or re-letting, including the cost of required renovations, increased tenant improvement allowances, leasing commissions, reduced rental rates and other potential concessions, may be less favorable than the terms of our current leases and could require significant capital expenditures. From time to time, we may also agree to modify the terms of existing leases to incentivize customers to renew their leases. If we are unable to renew leases or re-let space in a reasonable time, or if our rental rates decline or our tenant improvement costs, leasing commissions or other costs increase, our financial condition and results of operations would be adversely affected.

Difficulties or delays in renewing leases with large customers or re-leasing space vacated by large customers could materially impact our results of operations. Our 20 largest customers account for a significant portion of our revenues. See “Item 2. Properties - Customers” and “Item 2. Properties - Lease Expirations.” There are no assurances that these customers, or any of our other large customers, will renew all or any of their space upon expiration of their current leases.

Some of our leases provide customers with the right to terminate their leases early, which could have an adverse effect on our financial condition and results of operations. Certain of our leases permit our customers to terminate their leases as to all or a portion of the leased premises prior to their stated lease expiration dates under certain circumstances, such as providing notice by a certain date and, in many cases, paying a termination fee. To the extent that our customers exercise early termination rights, our results of operations will be adversely affected, and we can provide no assurances that we will be able to generate an equivalent amount of net effective rent by leasing the vacated space to others.

Our results of operations and financial condition could be adversely affected by financial difficulties experienced by a major customer, or by a number of smaller customers, including bankruptcies, insolvencies or general downturns in business. Our operations depend on the financial stability of our customers. A default by a significant customer on its lease payments would cause us to lose the revenue associated with such lease. In the event of a customer default or bankruptcy, we may experience delays in enforcing our rights as landlord and may incur substantial costs re-leasing the property. We cannot evict a customer solely because of its bankruptcy. On the other hand, a court might authorize the customer to reject and terminate its lease. In such case, our claim against the bankrupt customer for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease. As a result, our claim for unpaid rent would likely not be paid in full and we may be required to write off deferred leasing costs and accrued straight-line rents receivable. These events could adversely impact our financial condition and results of operations.

An oversupply of space in our markets often cause rental rates and occupancies to decline, making it more difficult for us to lease space at attractive rental rates, if at all. Undeveloped land in many of the markets in which we operate is generally more readily available and less expensive than in higher barrier-to-entry markets such as New York and San Francisco. As a result, even during times of positive economic growth, we and/or our competitors could construct new buildings that would compete with our existing properties. Any such oversupply could result in lower occupancy and rental rates in our portfolio, which would have a negative impact on our results of operations.

In order to maintain and/or increase the quality of our properties and successfully compete against other properties, we regularly must spend money to maintain, repair, renovate and improve our properties, which could negatively impact our financial condition and results of operations. If our properties are not as attractive to customers due to physical condition as properties owned by our competitors, we could lose customers or suffer lower rental rates. As a result, we may from time to time make significant capital expenditures to maintain or enhance the competitiveness of our properties. There can be no assurances that any such expenditures would result in higher occupancy or higher rental rates or deter existing customers from relocating to properties owned by our competitors.

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

Our same property results of operations would suffer if costs of operating our properties, such as real estate taxes, utilities, insurance, maintenance and other costs, rise faster than our ability to increase rental revenues and/or cost recovery income. While we receive additional rent from our customers that is based on recovering a portion of operating expenses, increased operating expenses will negatively impact our results of operations. Our revenues, including cost recovery income, are subject to longer-term leases and may not be quickly increased sufficient to recover an increase in operating costs and expenses. Furthermore, the costs associated with owning and operating a property are not necessarily reduced when circumstances such as market factors and competition cause a reduction in rental revenues from the property. Increases in same property operating expenses would adversely affect our results of operations unless offset by higher rental rates, higher cost recovery income, the impact of any newly acquired or developed properties, lower general and administrative expenses and/or lower interest expense.

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

Further, we face significant competition for attractive investment opportunities from an indeterminate number of other real estate investors, including investors with significantly greater capital resources and access to capital than we have, such as domestic and foreign corporations and financial institutions, publicly-traded and privately-held REITs, private institutional investment funds, investment banking firms, life insurance companies and pension funds. Moreover, owners of office properties may be reluctant to sell, resulting in fewer acquisition opportunities. As a result of such increased competition and limited opportunities, we may be unable to acquire additional properties or the purchase price of such properties may be significantly elevated, which would reduce our expected return from making any such acquisitions.

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

Development and re-development activities are also subject to risks relating to our ability to obtain, or delays in obtaining, any necessary zoning, land-use, building, occupancy and other required governmental and utility company authorizations.

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

Certain of our properties have low tax bases relative to their estimated current market values, and accordingly, the sale of such assets would generate significant taxable gains unless we sold such properties in a tax-deferred exchange under Section 1031 of the Internal Revenue Code or another tax-free or tax-deferred transaction. For an exchange to qualify for tax-deferred treatment under Section 1031, the net proceeds from the sale of a property must be held by an escrow agent until applied toward the purchase of real estate qualifying for gain deferral. Given the competition for properties meeting our investment criteria, there could be a delay in reinvesting such proceeds or we may be unable to reinvest such proceeds at all. Any delay or limitation in using the reinvestment proceeds to acquire additional income producing assets could adversely affect our near-term results of operations. Additionally, in connection with tax-deferred 1031 transactions, our restricted cash balances may be commingled with other funds being held by any such escrow agent, which subjects our balance to the credit risk of the institution. If we sell properties outright in taxable transactions, we may elect to distribute some or all of the taxable gain to our stockholders under the requirements of the Internal Revenue Code for REITs, which in turn could negatively affect our future results of operations and may increase our leverage.

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

Our use of joint ventures may limit our flexibility with jointly owned investments. In appropriate circumstances, we own, develop and acquire properties in joint ventures with other persons or entities when circumstances warrant the use of these structures. Types of joint venture investments include noncontrolling ownership interests in entities such as partnerships and limited liability companies and tenant-in-common interests in which we own less than 100% of the undivided interests in a real estate asset. Our participation in joint ventures is subject to the risks that:

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

Our insurance coverage on our properties may be inadequate. We carry insurance on all of our properties, including insurance for liability, fire, windstorms, floods, earthquakes, environmental concerns and business interruption. Insurance companies, however, limit or exclude coverage against certain types of losses, such as losses due to terrorist acts, named windstorms, earthquakes and toxic mold. Thus, we may not have insurance coverage, or sufficient insurance coverage, against certain types of losses and/or there may be decreases in the insurance coverage available. Should an uninsured loss or a loss in excess of our insured limits occur, we could lose all or a portion of the capital we have invested in a property or properties, as well as the anticipated future operating income from the property or properties. If any of our properties were to experience a catastrophic loss, it could disrupt our operations, delay revenue and result in large expenses to repair or rebuild the property. Further, if any of our insurance carriers were to become insolvent, we would be forced to replace the existing insurance coverage with another suitable carrier, and any outstanding claims would be at risk for collection. In such an event, we cannot be certain that we would be able to replace the coverage at similar or otherwise favorable terms. Such events could adversely affect our results of operations and financial condition.

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

Our use of debt to finance a portion of our operations could have a material adverse effect on our financial condition and results of operations. We are subject to risks associated with debt financing, such as the sufficiency of cash flow to meet required payment obligations, ability to comply with financial ratios and other covenants and the availability of capital to refinance existing indebtedness or fund important business initiatives. If we breach covenants in our debt agreements, the lenders can declare a default and, if the debt is secured, can take possession of the property securing the defaulted loan. In addition, certain of our unsecured debt agreements contain cross-default provisions giving the unsecured lenders the right to declare a default if we are in default under more than $25.0 million with respect to other loans in some circumstances. Unwaived defaults under our debt agreements could materially and adversely affect our financial condition and results of operations.

Further, we obtain credit ratings from Moody's Investors Service and Standard and Poor's Rating Services based on their evaluation of our creditworthiness. These agencies' ratings are based on a number of factors, some of which are not within our control. In addition to factors specific to our financial strength and performance, the rating agencies also consider conditions affecting REITs generally. We cannot assure you that our credit ratings will not be downgraded. If our credit ratings are downgraded or other negative action is taken, we could be required, among other things, to pay additional interest and fees on outstanding borrowings under our revolving credit facility and bank term loans.

We generally do not intend to reserve funds to retire existing debt upon maturity, which includes $379.7 million principal amount of unsecured notes due March 15, 2017 and a $109.1 million secured loan due November 1, 2017. We may not be able to repay, refinance or extend any or all of our debt at maturity or upon any acceleration. If any refinancing is done at higher interest rates, the increased interest expense could adversely affect our financial condition and results of operations. Any such refinancing could also impose tighter financial ratios and other covenants that restrict our ability to take actions that could otherwise be in our best interest, such as funding new development activity, making opportunistic acquisitions, repurchasing our securities or paying distributions. While we do not currently have significant amounts of mortgage debt, we may in the future mortgage additional properties, which could also restrict our ability to sell any such underlying assets. If we do not meet any such mortgage financing obligations, any properties securing such indebtedness could be foreclosed on.

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

Increases in interest rates would increase our interest expense. At December 31, 2016, we had $475.0 million of variable rate debt outstanding not protected by interest rate hedge contracts. We may incur additional variable rate debt in the future. If interest rates increase, then so would the interest expense on our unhedged variable rate debt, which could adversely affect our financial condition and results of operations. From time to time, we manage our exposure to interest rate risk with interest rate hedge contracts that effectively fix or cap a portion of our variable rate debt. In addition, we utilize fixed rate debt at market rates. If interest rates decrease, the fair market value of any existing interest rate hedge contracts or outstanding fixed-rate debt would decline.

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

The Company may be subject to taxation as a regular corporation if it fails to maintain its REIT status, which could have a material adverse effect on the Company's stockholders and on the Operating Partnership. We may be subject to adverse consequences if the Company fails to continue to qualify as a REIT for federal income tax purposes. While we intend to operate in a manner that will allow the Company to continue to qualify as a REIT, we cannot provide any assurances that the Company will remain qualified as such in the future, which could have particularly adverse consequences to the Company's stockholders. Many of the requirements for taxation as a REIT are highly technical and complex and depend upon various factual matters and circumstances that may not be entirely within our control. The fact that the Company holds its assets through the Operating Partnership and its subsidiaries further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, Congress and the Internal Revenue Service might change the tax laws and regulations and the courts might issue new rulings that make it more difficult, or impossible, for the Company to remain qualified as a REIT. If the Company fails to qualify as a REIT, it would (a) not be allowed a deduction for dividends paid to stockholders in computing its taxable income, (b) be subject to federal income tax at regular corporate rates (and potentially the alternative minimum tax and increased state and local taxes) and (c) unless entitled to relief under the tax laws, not be able to re-elect REIT status until the fifth calendar year after it failed to qualify as a REIT. Additionally, the Company would no longer be required to make distributions. As a result of these factors, the Company's failure to qualify as a REIT could impair our ability to expand our business and adversely affect the price of our Common Stock.

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

Tax elections regarding distributions may impact the future liquidity of the Company or our stockholders. Under certain circumstances, we may consider making a tax election to treat future distributions to stockholders as distributions in the current year. This election, which is provided for in the Internal Revenue Code, may allow us to avoid increasing our dividends or paying additional income taxes in the current year. However, this could result in a constraint on our ability to decrease our dividends in future years without creating risk of either violating the REIT distribution requirements or generating additional income tax liability.

We may face risks in connection with Section 1031 exchanges. If a transaction's gain that is intended to qualify as a Section 1031 deferral is later determined to be taxable, we may face adverse consequences, and if the laws applicable to such transactions are amended or repealed, we may not be able to dispose of properties on a tax-deferred basis.

Tax legislative or regulatory action could adversely affect us or our stockholders. In recent years, numerous legislative, judicial and administrative changes have been made to the U.S. federal income tax laws applicable to investments similar to an investment in our Common Stock. Additional changes to tax laws are likely to continue in the future, and we cannot assure you that any such changes will not adversely affect the taxation of us or our stockholders. Any such changes could have an adverse effect on an investment in our Common Stock or on the market value of our properties.

We cannot assure you that we will continue to pay dividends at historical rates. We generally expect to use cash flows from operating activities to fund dividends. The following factors will affect such cash flows and, accordingly, influence the decisions of the Company's board of directors regarding dividends:

•	projections with respect to the future REIT taxable income expected to be generated by the Company;

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

•
expected cash flows from financing and investing activities, including from the sales of assets generating taxable gains to the extent such assets are not sold in a tax-deferred exchange under Section 1031 of the Internal Revenue Code or another tax-free or tax-deferred transaction.

The decision to declare and pay dividends on our Common Stock in the future, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of the Company's board of directors. Changes in our future dividend payout level could have a material effect on the market price of our Common Stock.

Cash distributions reduce the amount of cash that would otherwise be available for other business purposes, including funding debt maturities, reducing debt or future growth initiatives. For the Company to maintain its qualification as a REIT, it must annually distribute to its stockholders at least 90% of REIT taxable income, excluding net capital gains. In addition, although capital gains are not required to be distributed to maintain REIT status, taxable capital gains, if any, that are generated as part of our capital recycling program are subject to federal and state income tax unless such gains are distributed to our stockholders. Cash distributions made to stockholders to maintain REIT status or to distribute otherwise taxable capital gains limit our ability to accumulate capital for other business purposes, including funding debt maturities, reducing debt or growth initiatives.

Further issuances of equity securities may adversely affect the market price of our Common Stock and may be dilutive to current stockholders. The sales of a substantial number of Common Shares, or the perception that such sales could occur, could adversely affect the market price of our Common Stock. The Company’s board of directors may authorize the issuance of additional authorized but unissued Common Shares or other authorized but unissued securities at any time. We have filed a registration statement with the SEC allowing us to offer, from time to time, an indefinite amount of equity securities (including Common Stock and Preferred Stock) on an as-needed basis and subject to our ability to effect offerings on satisfactory terms based on prevailing conditions. In addition, the Company’s board of directors has, from time to time, authorized the Company to issue shares of Common Stock pursuant to the Company’s equity sales agreements. The interests of our existing stockholders could be diluted if additional equity securities are issued to finance future developments and acquisitions or repay indebtedness.  Our ability to execute our business strategy depends on our access to an appropriate blend of debt financing, including unsecured lines of credit and other forms of secured and unsecured debt, and equity financing, including common equity.

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

•
Preferred Stock. The Company's charter authorizes the board of directors to issue preferred stock in one or more classes and establish the preferences and rights of any class of preferred stock issued. These actions can be taken without stockholder approval. The issuance of preferred stock could have the effect of delaying or preventing someone from taking control of the Company, even if a change in control were in our best interest.

•
Business combinations. Pursuant to the Company's charter and Maryland law, the Company cannot merge into or consolidate with another corporation or enter into a statutory share exchange transaction in which the Company is not the surviving entity or sell all or substantially all of its assets unless the board of directors adopts a resolution declaring the proposed transaction advisable and a majority of the stockholders voting together as a single class approve the transaction. Maryland law prohibits stockholders from taking action by written consent unless all stockholders consent in writing. The practical effect of this limitation is that any action required or permitted to be taken by the Company's stockholders may only be taken if it is properly brought before an annual or special meeting of stockholders. The Company's bylaws further provide that in order for a stockholder to properly bring any matter before a meeting, the stockholder must comply with requirements regarding advance notice. The foregoing provisions could have the effect of delaying until the next annual meeting stockholder actions that the holders of a majority of the Company's outstanding voting securities favor. These provisions may also discourage another person from making a tender offer for the Company's common stock, because such person or entity, even if it acquired a majority of the Company's outstanding voting securities, would likely be able to take action as a stockholder, such as electing new directors or approving a merger, only at a duly called stockholders meeting. Maryland law also establishes special requirements with respect to business combinations between Maryland corporations and interested stockholders unless exemptions apply. Among other things, the law prohibits for five years a merger and other similar transactions between a corporation and an interested stockholder and requires a supermajority vote for such transactions after the end of the five-year period. The Company's charter contains a provision exempting the Company from the Maryland business combination statute. However, we cannot assure you that this charter provision will not be amended or repealed at any point in the future.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our core portfolio consists primarily of office properties in Raleigh, Atlanta, Tampa, Nashville, Memphis, Pittsburgh, Richmond and Orlando and office and industrial properties in Greensboro.

Properties

The following table sets forth information about in-service office properties that we wholly own by geographic location at December 31, 2016:

Market	Rentable Square Feet	Occupancy	Percentage of Annualized Cash Rental Revenue (1)
Atlanta	5,239,000	92.1%	19.7%
Raleigh	5,096,000	92.7	18.0
Nashville	3,338,000	99.6	14.6
Tampa	3,822,000	90.9	13.7
Pittsburgh	2,162,000	93.8	8.9
Memphis	2,208,000	89.8	7.9
Orlando	1,977,000	88.2	7.6
Richmond	1,942,000	94.6	5.9
Greensboro	1,151,000	93.2	3.5
Kansas City	67,000	95.6	0.2
Total	27,002,000	92.9%	100.0%
__________

(1)	Annualized Cash Rental Revenue is cash rental revenue (base rent plus cost recovery income, excluding straight-line rent) from our office properties for the month of December 2016 multiplied by 12.

The following table sets forth the net changes in rentable square footage of in-service properties that we wholly own:

	Year Ended December 31,
	2016	2015	2014
	(rentable square feet in thousands)
Acquisitions	243	1,592	686
Developments Placed In-Service	176	503	282
Redevelopment/Other	(46)	14	(19)
Dispositions	(1,429)	(175)	(1,645)
Net Change in Rentable Square Footage	(1,056)	1,934	(696)

The following table sets forth operating information about in-service properties that we wholly own:

	Average Occupancy	Annualized GAAP Rent Per Square Foot (1)	Annualized Cash Rent Per Square Foot (2)
2012	90.3%	$17.90	$18.42
2013	90.0%	$21.42	$20.48
2014	90.4%	$22.13	$21.29
2015	92.3%	$23.30	$22.55
2016	92.8%	$23.24	$22.55
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

Customers

The following table sets forth information concerning the 20 largest customers of properties that we wholly own at December 31, 2016:

Customer	Rentable Square Feet	Annualized Cash Rental Revenue (1)	Percent of Total Annualized Cash Rental Revenue (1)	Weighted Average Remaining Lease Term in Years
		(in thousands)
Federal Government	1,418,042	$34,369	5.52%	4.4
Metropolitan Life Insurance	661,060	16,369	2.63	10.2
PPG Industries	356,215	9,721	1.56	14.3
HCA Corporation	297,909	8,064	1.29	0.3
EQT Corporation	319,269	7,512	1.21	7.8
Healthways	263,598	6,903	1.11	6.2
International Paper	278,444	6,457	1.04	11.9
Bass, Berry & Sims	195,846	6,356	1.02	8.1
State of Georgia	318,506	6,222	1.00	4.0
Willis Towers Watson	239,506	6,172	0.99	5.1
Novelis	168,949	5,577	0.89	7.7
Marsh USA	175,390	5,474	0.88	5.2
Aon	190,683	5,408	0.87	2.9
PNC Bank	187,076	5,364	0.86	9.9
Vanderbilt University	209,989	5,216	0.84	3.8
Syniverse Technologies	218,678	4,906	0.79	9.8
Lifepoint Corporate Services	202,991	4,691	0.75	12.3
Morgan Stanley	144,616	4,642	0.74	2.8
AT&T	197,826	4,571	0.73	2.6
SunTrust	141,735	4,345	0.70	3.3
Total	6,186,328	$158,339	25.42%	6.6
__________

(1)	Annualized Cash Rental Revenue is cash rental revenue (base rent plus cost recovery income, excluding straight-line rent) for the month of December 2016 multiplied by 12.

Lease Expirations

The following tables set forth scheduled lease expirations for existing leases at office properties that we wholly owned at December 31, 2016:

Lease Expiring (1)	Number of Leases Expiring	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases	Annualized Cash Rental Revenue Under Expiring Leases (2)	Average Annual Cash Rental Rate Per Square Foot for Expirations	Percent of Annualized Cash Rental Revenue Represented by Expiring Leases (2)
				($ in thousands)
2017 (3)	435	2,319,501	9.3%	$59,525	$25.66	9.8%
2018	399	2,735,958	10.9	66,598	24.34	11.0
2019	364	3,535,333	14.0	85,950	24.31	14.3
2020	295	2,754,909	11.0	73,892	26.82	12.2
2021	253	2,767,479	11.0	64,430	23.28	10.7
2022	143	1,710,029	6.8	39,457	23.07	6.5
2023	81	1,614,168	6.4	37,364	23.15	6.2
2024	66	1,769,755	7.1	43,016	24.31	7.1
2025	44	947,576	3.8	26,392	27.85	4.4
2026	66	1,245,338	5.0	28,625	22.99	4.7
Thereafter	168	3,673,904	14.7	79,502	21.64	13.1
	2,314	25,073,950	100.0%	$604,751	$24.12	100.0%
__________

(1)
Expirations that have been renewed are reflected above based on the renewal expiration date. Expirations include leases related to completed not stabilized development properties but exclude leases related to developments in-process.

(2)	Annualized Cash Rental Revenue is cash rental revenue (base rent plus cost recovery income, excluding straight-line rent) for the month of December 2016 multiplied by 12.

(3)	Includes 62,000 rentable square feet of leases that are on a month-to-month basis, which represent 0.3% of total annualized cash rental revenue.

In-Process Development

As of December 31, 2016, we were developing 1.2 million rentable square feet of office properties. The following table summarizes these announced and in-process office developments:

Property	Market	Rentable Square Feet	Anticipated Total Investment (1)	Investment As Of December 31, 2016 (1)	Pre - Leased %	Estimated Completion	Estimated Stabilization
			($ in thousands)
Bridgestone Americas	Nashville	514,000	$200,000	$135,856	100.0%	3Q17	3Q17
Riverwood 200	Atlanta	299,000	107,000	76,583	72.7	2Q17	2Q19
Seven Springs II	Nashville	131,000	38,100	25,288	52.3	2Q17	3Q18
5000 CentreGreen	Raleigh	166,500	40,850	15,365	—	3Q17	3Q19
Virginia Urology (2)	Richmond	87,000	29,140	1,479	100.0	3Q18	3Q18
		1,197,500	$415,090	$254,571	74.1%
__________

(1)	Includes deferred lease commissions which are classified in deferred leasing costs on our Consolidated Balance Sheets.

(2)	Recorded on our Consolidated Balance Sheets in land held for development, not development in-process.

Land Held for Development

We wholly owned 431 acres of development land at December 31, 2016. We estimate that we can develop approximately 4.6 million and 0.4 million rentable square feet of office and industrial space, respectively, on the 235 acres that we consider core assets for our future development needs. Our core development land is zoned and available for development, and nearly all of the land has utility infrastructure in place. We believe that our commercially zoned and unencumbered land gives us a development advantage over other commercial real estate development companies in many of our markets.

Joint Venture Investments

The following table sets forth information about our joint venture investments by geographic location at December 31, 2016:

	Rentable Square Feet	Weighted Average Ownership Interest (1)	Occupancy	Percentage of Annualized Cash Rental Revenue (2)
Market
Kansas City (3)	292,000	50.0%	99.5%	39.3%
Raleigh	635,000	25.0	93.5	29.8
Richmond (4)	345,000	50.0	100.0	21.1
Orlando	306,000	28.0	100.0	9.8
Total	1,578,000	35.7%	97.3%	100.0%
__________

(1)	Weighted Average Ownership Interest is calculated using Rentable Square Feet.

(2)	Annualized Cash Rental Revenue is cash rental revenue (base rent plus cost recovery income, excluding straight-line rent) for the month of December 2016 multiplied by 12.

(3)	Excluding our 26.5% ownership interest in a real estate brokerage services company.

(4)	This joint venture is consolidated.

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

Name	Age	Position and Background
Edward J. Fritsch	58
Director, President and Chief Executive Officer.
Mr. Fritsch has been a director since January 2001. Mr. Fritsch became our chief executive officer and chair of the investment committee of our board of directors on July 1, 2004 and our president in December 2003. Prior to that, Mr. Fritsch was our chief operating officer from January 1998 to July 2004 and was a vice president and secretary from June 1994 to January 1998. Mr. Fritsch joined our predecessor in 1982 and was a partner of that entity at the time of our initial public offering in June 1994. Mr. Fritsch currently serves as a director and member of the audit and compensation committees of National Retail Properties, Inc., a publicly-traded REIT (NYSE:NNN). Mr. Fritsch is immediate past chair of the National Association of Real Estate Investment Trusts ("NAREIT") and currently serves on its executive board and chairs its governance committee. Mr. Fritsch is also a member of Wells Fargo's central region advisory board, a member of the University of North Carolina at Chapel Hill Foundation board, a director of the University of North Carolina at Chapel Hill Real Estate Holdings and a member of the Dix Park Conservancy board.

Theodore J. Klinck	51
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

Mark F. Mulhern	57
Executive Vice President and Chief Financial Officer.
Mr. Mulhern became chief financial officer in September 2014. Prior to that, Mr. Mulhern was a director of the Company since January 2012. Mr. Mulhern served as executive vice president and chief financial officer of Exco Resources, Inc. (NYSE:XCO), an oil and gas exploration and production company, from 2013 until September 2014. Mr. Mulhern served as senior vice president and chief financial officer of Progress Energy, Inc. (NYSE:PGN) from 2008 until its merger with Duke Energy Corporation (NYSE:DUK) in July 2012. Mr. Mulhern first joined Progress Energy in 1996 and served in a number of financial and strategic roles. He also spent eight years at Price Waterhouse. Mr. Mulhern currently serves as a director of Azure Midstream Partners, a publicly-traded energy company (NYSE:AZUR), McKim and Creed, a private engineering services firm and Triangle Capital Corporation (NYSE:TCAP), a leading provider of capital to lower middle market companies. Mr. Mulhern is a certified public accountant, a certified management accountant and a certified internal auditor.

Jeffrey D. Miller	46
Executive Vice President, General Counsel and Secretary.
Prior to joining us in March 2007, Mr. Miller was a partner with DLA Piper US, LLP, where he practiced since 2005. Previously, Mr. Miller had been a partner with Alston & Bird LLP. Mr. Miller is admitted to practice in North Carolina. Mr. Miller served as lead independent director of Hatteras Financial Corp., a publicly-traded mortgage REIT (NYSE:HTS), prior to its merger with Annaly Capital Management, Inc. (NYSE:NLY) in July 2016.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth high and low stock prices per share reported on the NYSE and dividends declared per share of Common Stock:

	2016			2015
Quarter Ended	High	Low	Dividend	High	Low	Dividend
March 31	$48.14	$38.08	$0.425	$48.34	$43.09	$0.425
June 30	$52.86	$44.93	$0.425	$47.10	$39.72	$0.425
September 30	$56.23	$50.05	$0.425	$42.78	$36.57	$0.425
December 31 (1)	$52.03	$45.83	$1.225	$44.61	$38.18	$0.425
__________

(1)
Includes a special cash dividend of $0.80 per share declared in the quarter ended December 31, 2016 and paid January 10, 2017. The principal purpose of the special dividend was to distribute taxable capital gains associated with the sales of substantially all of our wholly-owned Country Club Plaza assets in Kansas City (which we refer to as the “Plaza assets”) during the first quarter of 2016.

On December 31, 2016, the last reported stock price of our Common Stock on the NYSE was $51.01 per share and the Company had 889 common stockholders of record. There is no public trading market for the Common Units. On December 31, 2016, the Operating Partnership had 103 holders of record of Common Units (other than the Company). At December 31, 2016, there were 101.7 million shares of Common Stock outstanding and 2.8 million Common Units outstanding not owned by the Company.

Because the Company is a REIT, the partnership agreement requires the Operating Partnership to distribute at least enough cash for the Company to be able to distribute to its stockholders at least 90.0% of its REIT taxable income, excluding net capital gains. See “Item 1A. Risk Factors – Cash distributions reduce the amount of cash that would otherwise be available for other business purposes, including funding debt maturities, reducing debt or future growth initiatives.”

We generally expect to use cash flows from operating activities to fund distributions. The following factors will affect such cash flows and, accordingly, influence the decisions of the Company’s Board of Directors regarding dividends and distributions:

•	projections with respect to the future REIT taxable income expected to be generated by the Company;

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

•
expected cash flows from financing and investing activities, including from the sales of assets generating taxable gains to the extent such assets are not sold in a tax-deferred exchange under Section 1031 of the Internal Revenue Code or another tax-free or tax-deferred transaction.

The following stock price performance graph compares the performance of our Common Stock to the S&P 500 and the FTSE NAREIT All Equity REITs Index. The stock price performance graph assumes an investment of $100 in our Common Stock and the two indices on December 31, 2011 and further assumes the reinvestment of all dividends. The FTSE NAREIT All Equity REITs Index is a free-float adjusted, market capitalization-weighted index of U.S. equity REITs. Constituents of the Index include all tax-qualified REITs with more than 50% of total assets in qualifying real estate assets other than mortgages secured by real property. Stock price performance is not necessarily indicative of future results.

	For the Period from December 31, 2011 to December 31,
Index	2012	2013	2014	2015	2016
Highwoods Properties, Inc.	118.74	134.49	171.71	175.84	216.68
S&P 500	116.00	153.57	174.60	177.01	198.18
FTSE NAREIT All Equity REITs Index	118.06	120.97	157.43	162.46	176.30

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

During 2016, cash dividends declared on Common Stock totaled $2.50 per share, which included a special cash dividend of $0.80 per share declared in the quarter ended December 31, 2016 and paid January 10, 2017. Of the cash dividends declared in 2016, approximately $1.29 per share represented 2016 capital gains, approximately $1.15 per share represented 2016 ordinary dividends and approximately $0.06 per share will be recognized as a 2017 distribution for federal income tax purposes. The minimum dividend per share of Common Stock required for the Company to maintain its REIT status was $0.99 per share in 2016.

During the fourth quarter of 2016, the Company issued an aggregate of 1,000 shares of Common Stock to holders of Common Units in the Operating Partnership upon the redemption of a like number of Common Units in private offerings exempt from the registration requirements pursuant to Section 4(2) of the Securities Act. Each of the holders of Common Units was an accredited investor under Rule 501 of the Securities Act. The resale of such shares was registered by the Company under the Securities Act.

The Company has a Dividend Reinvestment and Stock Purchase Plan (“DRIP”) under which holders of Common Stock may elect to automatically reinvest their dividends in additional shares of Common Stock and make optional cash payments for additional shares of Common Stock. The Company satisfies its DRIP obligations by instructing the DRIP administrator to purchase Common Stock in the open market.

The Company has an Employee Stock Purchase Plan ("ESPP") pursuant to which employees may contribute up to 25% of their cash compensation for the purchase of Common Stock. At the end of each three-month offering period, each participant’s account balance, which includes accumulated dividends, is applied to acquire shares of Common Stock at a cost that is calculated at 85% of the average closing price on the NYSE on the five consecutive days preceding the last day of the quarter. The Company satisfies its ESPP obligations by issuing additional shares of Common Stock.

Information about the Company’s equity compensation plans and other related stockholder matters is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 10, 2017.

ITEM 6. SELECTED FINANCIAL DATA

Operating results for the years ended December 31, 2014, 2013 and 2012 were retrospectively revised from previously reported amounts to reclassify the operations for those properties classified as discontinued operations. Total assets and mortgages and notes payable, net as of the years ended December 31, 2015, 2014, 2013 and 2012 were retrospectively revised from previously reported amounts to reclassify debt issuance costs as a direct deduction from the carrying amount of the debt liability to which they relate as opposed to being presented as assets.

The information in the following tables should be read in conjunction with the Company’s Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein ($ in thousands, except per share data):

	Year Ended December 31,
	2016	2015	2014	2013	2012
Rental and other revenues	$665,634	$604,671	$555,871	$505,008	$434,890
Income from continuing operations	$122,546	$85,521	$96,987	$42,641	$21,578
Income from discontinued operations	$418,593	$15,739	$18,985	$88,456	$62,657
Income from continuing operations available for common stockholders	$115,461	$79,308	$90,069	$37,890	$17,394
Net income	$541,139	$101,260	$115,972	$131,097	$84,235
Net income available for common stockholders	$521,789	$94,572	$108,457	$122,949	$77,087
Earnings per Common Share – basic:
Income from continuing operations available for common stockholders	$1.17	$0.84	$1.00	$0.44	$0.23
Net income available for common stockholders	$5.30	$1.00	$1.20	$1.44	$1.02
Earnings per Common Share – diluted:
Income from continuing operations available for common stockholders	$1.17	$0.84	$0.99	$0.44	$0.23
Net income available for common stockholders	$5.30	$1.00	$1.19	$1.44	$1.02
Dividends declared per Common Share (1)	$2.50	$1.70	$1.70	$1.70	$1.70

	December 31,
	2016	2015	2014	2013	2012
Total assets	$4,561,050	$4,485,631	$3,990,702	$3,793,177	$3,334,443
Mortgages and notes payable, net	$1,948,047	$2,491,813	$2,062,968	$1,948,161	$1,848,963
__________

(1)	Includes a special cash dividend of $0.80 per share declared in the quarter ended December 31, 2016 and paid January 10, 2017.

The information in the following tables should be read in conjunction with the Operating Partnership’s Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein ($ in thousands, except per unit data):

	Year Ended December 31,
	2016	2015	2014	2013	2012
Rental and other revenues	$665,634	$604,671	$555,871	$505,008	$434,890
Income from continuing operations	$122,546	$85,521	$96,987	$42,590	$21,638
Income from discontinued operations	$418,593	$15,739	$18,985	$88,456	$62,657
Income from continuing operations available for common unitholders	$118,792	$81,751	$93,014	$39,133	$18,344
Net income	$541,139	$101,260	$115,972	$131,046	$84,295
Net income available for common unitholders	$537,385	$97,490	$111,999	$127,589	$81,001
Earnings per Common Unit – basic:
Income from continuing operations available for common unitholders	$1.18	$0.84	$1.00	$0.44	$0.23
Net income available for common unitholders	$5.33	$1.01	$1.20	$1.44	$1.02
Earnings per Common Unit – diluted:
Income from continuing operations available for common unitholders	$1.18	$0.84	$1.00	$0.44	$0.23
Net income available for common unitholders	$5.32	$1.01	$1.20	$1.44	$1.02
Distributions declared per Common Unit (1)	$2.50	$1.70	$1.70	$1.70	$1.70

	December 31,
	2016	2015	2014	2013	2012
Total assets	$4,561,050	$4,485,631	$3,990,808	$3,793,274	$3,333,540
Mortgages and notes payable, net	$1,948,047	$2,491,813	$2,062,968	$1,948,161	$1,848,963
__________

(1)	Includes a special cash distribution of $0.80 per unit declared in the quarter ended December 31, 2016 and paid January 10, 2017.

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

Executive Summary

Our Strategic Plan focuses on:

•	owning high-quality, differentiated office buildings in the BBDs of our core markets;

•	improving the operating results of our properties through concentrated leasing, asset management, cost control and customer service efforts;

•	developing and acquiring office buildings in BBDs that improve the overall quality of our portfolio and generate attractive returns over the long term for our stockholders;

•	disposing of properties no longer considered to be core assets primarily due to location, age, quality and/or overall strategic fit; and

•	maintaining a balance sheet with ample liquidity to meet our funding needs and growth prospects.

Revenues

Our operating results depend heavily on successfully leasing and operating the office space in our portfolio. Economic growth and employment levels in our core markets are and will continue to be important factors in predicting our future operating results.

The key components affecting our rental and other revenues are average occupancy, rental rates, cost recovery income, new developments placed in service, acquisitions and dispositions. Average occupancy generally increases during times of improving economic growth, as our ability to lease space outpaces vacancies that occur upon the expirations of existing leases. Average occupancy generally declines during times of slower economic growth, when new vacancies tend to outpace our ability to lease space. Asset acquisitions, dispositions and new developments placed in service directly impact our rental revenues and could impact our average occupancy, depending upon the occupancy rate of the properties that are acquired, sold or placed in service. A further indicator of the predictability of future revenues is the expected lease expirations of our portfolio. As a result, in addition to seeking to increase our average occupancy by leasing current vacant space, we also concentrate our leasing efforts on renewing existing leases prior to expiration. For more information regarding our lease expirations, see “Item 2. Properties - Lease Expirations.” Occupancy in our office portfolio increased from 92.6% at December 31, 2015 to 92.9% at December 31, 2016 primarily due to the net impact of our leasing activity in 2016.

Whether or not our rental revenue tracks average occupancy proportionally depends upon whether GAAP rents under signed new and renewal leases are higher or lower than the GAAP rents under expiring leases. Annualized rental revenues from second generation leases expiring during any particular year are typically less than 15% of our total annual rental revenues. The following table sets forth information regarding second generation office leases signed during the fourth quarter of 2016 (we define second generation office leases as leases with new customers and renewals of existing customers in office space that has been previously occupied under our ownership and leases with respect to vacant space in acquired buildings):

	New	Renewal	All Office
Leased space (in rentable square feet)	266,025	460,308	726,333
Average term (in years - rentable square foot weighted)	7.8	5.0	6.0
Base rents (per rentable square foot) (1)	$29.05	$26.64	$27.52
Rent concessions (per rentable square foot) (1)	(1.02)	(0.30)	(0.56)
GAAP rents (per rentable square foot) (1)	$28.03	$26.34	$26.96
Tenant improvements (per rentable square foot) (1)	$3.71	$2.42	$2.89
Leasing commissions (per rentable square foot) (1)	$1.28	$0.78	$0.96
__________

(1)	Weighted average per rentable square foot on an annual basis over the lease term.

Compared to previous leases in the same office spaces, annual combined GAAP rents for new and renewal leases signed in the fourth quarter were $26.96 per rentable square foot, or 13.9% higher.

We strive to maintain a diverse, stable and creditworthy customer base. We have an internal guideline whereby customers that account for more than 3% of our revenues are periodically reviewed with the Company's Board of Directors. As of December 31, 2016, no customer accounted for more than 3% of our cash revenues other than the Federal Government, which accounted for less than 6% of our cash revenues on an annualized basis. See “Item 2. Properties - Customers.”

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

Net Operating Income

Whether or not we record increasing same property net operating income (“NOI”) depends upon our ability to garner higher rental revenues, whether from higher average occupancy, higher GAAP rents per rentable square foot or higher cost recovery income, that exceed any corresponding growth in operating expenses. Same property NOI from continuing operations was $15.0 million, or 4.2%, higher in 2016 as compared to 2015 due to an increase in same property revenues of $15.7 million offset by an increase of $0.6 million in same property expenses. We expect same property NOI to be higher in 2017 than 2016 as higher rental revenues, mostly from higher average GAAP rents per rentable square foot and higher cost recovery income, are expected to more than offset a corresponding increase in same property operating expenses.

In addition to the effect of same property NOI, whether or not NOI from continuing operations increases depends upon whether the NOI from our acquired properties and development properties placed in service exceeds the NOI from sold properties. NOI from continuing operations was $45.8 million, or 11.8%, higher in 2016 as compared to 2015 due to the impact of acquisitions and development properties placed in service, offset by NOI lost from sold properties not classified as discontinued operations. We expect NOI from continuing operations to be higher in 2017 than 2016 due to the impact of our net investment activity in 2016.

Cash Flows

In calculating net cash related to operating activities, depreciation and amortization, which are non-cash expenses, are added back to net income. As a result, we have historically generated a positive amount of cash from operating activities. From period to period, cash flow from operations depends primarily upon changes in our net income, as discussed more fully below under “Results of Operations,” changes in receivables and payables and net additions or decreases in our overall portfolio.

Net cash related to investing activities generally relates to capitalized costs incurred for leasing and major building improvements and our acquisition, development, disposition and joint venture activity. During periods of significant net acquisition and/or development activity, our cash used in such investing activities will generally exceed cash provided by investing activities, which typically consists of cash received upon the sale of properties and distributions from our joint ventures.

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

Rental and other revenues are our principal source of funds to meet our short-term liquidity requirements. Other sources of funds for short-term liquidity needs include available working capital and borrowings under our revolving credit facility, which had $426.0 million of availability at January 27, 2017. Our short-term liquidity requirements primarily consist of operating expenses, interest and principal amortization on our debt, distributions and capital expenditures, including building improvement costs, tenant improvement costs and lease commissions. Building improvements are capital costs to maintain or enhance existing buildings not typically related to a specific customer. Tenant improvements are the costs required to customize space for the specific needs of customers. We anticipate that our available cash and cash equivalents and cash provided by operating activities and planned financing activities, including borrowings under our revolving credit facility, will be adequate to meet our short-term liquidity requirements. We use our revolving credit facility for working capital purposes and for the short-term funding of our development and acquisition activity and, in certain instances, the repayment of other debt. The continued ability to borrow under the revolving credit facility allows us to quickly capitalize on strategic opportunities at short-term interest rates.

Our long-term liquidity uses generally consist of the retirement or refinancing of debt upon maturity, funding of building improvements, new building developments and land infrastructure projects and funding acquisitions of buildings and development land. Additionally, we may, from time to time, retire some or all of our remaining outstanding Preferred Stock and/or unsecured debt securities through redemptions, open market repurchases, privately negotiated acquisitions or otherwise.

We expect to meet our long-term liquidity needs through a combination of:

•	cash flow from operating activities;

•	bank term loans and borrowings under our revolving credit facility;

•	the issuance of unsecured debt;

•	the issuance of secured debt;

•	the issuance of equity securities by the Company or the Operating Partnership; and

•	the disposition of non-core assets.

We generally expect to grow our company on a leverage-neutral basis. At December 31, 2016, our leverage ratio, as measured by the ratio of our mortgages and notes payable and outstanding preferred stock to the undepreciated book value of our assets, was 34.7% and there were 104.6 million diluted shares of Common Stock outstanding.

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

Results of Operations

Comparison of 2016 to 2015

Rental and Other Revenues

Rental and other revenues were $61.0 million, or 10.1%, higher in 2016 as compared to 2015 primarily due to acquisitions and development properties placed in service and higher same property revenues, which increased rental and other revenues by $35.6 million, $15.5 million and $15.7 million, respectively. Same property rental and other revenues were higher primarily due to an increase in average occupancy to 93.1% in 2016 from 92.3% in 2015, higher average GAAP rents per rentable square foot and higher termination fees. These increases were partly offset by lost revenue of $5.1 million from property dispositions. We expect rental and other revenues to be higher in 2017 as compared to 2016 due to the full year contribution of acquisitions closed and development properties placed in service in 2016 and higher same property revenues, partly offset by lost revenue from 2016 property dispositions.

Operating Expenses

Rental property and other expenses were $15.1 million, or 7.0%, higher in 2016 as compared to 2015 primarily due to acquisitions and development properties placed in service and higher same property operating expenses, which increased operating expenses by $13.7 million, $3.5 million and $0.6 million, respectively. Same property operating expenses were higher primarily due to higher property taxes and repairs and maintenance, partly offset by lower utilities and property insurance. These increases were partly offset by a $1.8 million decrease in operating expenses from property dispositions. We expect rental property and other expenses to be higher in 2017 as compared to 2016 due to the full year contribution of acquisitions closed and development properties placed in service in 2016 and higher same property operating expenses, partly offset by lower operating expenses due to 2016 property dispositions.

Depreciation and amortization was $18.2 million, or 9.0%, higher in 2016 as compared to 2015 primarily due to acquisitions and development properties placed in service, partly offset by property dispositions. We expect 2017 depreciation and amortization to increase over 2016 for similar reasons.

General and administrative expenses were $0.5 million, or 1.4%, higher in 2016 as compared to 2015 primarily due to higher company-wide base salaries, partly offset by lower incentive compensation. We expect 2017 general and administrative expenses to decrease as compared to 2016 primarily due to lower incentive compensation and acquisition costs, partly offset by higher company-wide base salaries and benefits.

Interest Expense

Interest expense was $9.4 million, or 10.9%, lower in 2016 as compared to 2015 primarily due to lower average interest rates, lower average debt balances and higher capitalized interest. We expect 2017 interest expense to decrease as compared to 2016 for similar reasons.

Other Income

Other income was $0.6 million, or 35.5%, higher in 2016 as compared to 2015 primarily due to losses on debt extinguishment and deferred compensation plan investments in 2015. We expect 2017 other income to decrease as compared to 2016 due to the repayments of mortgages receivable in 2016.

Gains on Disposition of Property and Net Gains on Disposition of Discontinued Operations

Total gains were $417.9 million higher in 2016 as compared to 2015 due to the sales of the Plaza assets.

Gain on Disposition of Investment in Unconsolidated Affiliate

We recorded a gain on disposition of investment in unconsolidated affiliate of $4.2 million in 2015 due to the sale of our 20.0% interest in SF-HIW Harborview Plaza, LP (“Harborview”) to our partner. We had no such comparable transaction in 2016.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $0.7 million, or 14.1%, higher in 2016 as compared to 2015 primarily due to our share of the net effect of the disposition activity by certain unconsolidated affiliates in such periods and higher leasing activity in 2016. We expect 2017 equity in earnings of unconsolidated affiliates to decrease as compared to 2016 primarily due to our share of the net effect of the disposition activity by certain unconsolidated affiliates in 2016 and lower anticipated occupancy in 2017.

Income From Discontinued Operations

Income from discontinued operations was $11.6 million lower in 2016 as compared to 2015 due to the sales of the Plaza assets on March 1, 2016.

Earnings Per Common Share - Diluted

Diluted earnings per common share was $4.30 higher in 2016 as compared to 2015 due to gains from the sales of the Plaza assets and other increases in net income for the reasons discussed above, partly offset by an increase in the weighted average Common Shares outstanding.

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

We recorded an impairment of real estate assets of $0.6 million in 2014 on a building in Greensboro, which resulted from a change in the assumed timing of future disposition and leasing assumptions. We recorded no such impairment in 2015.

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

Gain on Disposition of Investment in Unconsolidated Affiliate

We recorded a gain on disposition of investment in unconsolidated affiliate of $4.2 million in 2015 due to the sale of our 20.0% interest in Harborview to our partner. We had no comparable transaction in 2014.

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

Income From Discontinued Operations

Income from discontinued operations was $2.9 million, or 15.4%, lower in 2015 as compared to 2014 primarily due to lower termination fees in 2015 and severance costs required to be accrued in 2015 due to the closing of our Kansas City division office upon the sale of the Plaza assets.

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

Liquidity and Capital Resources

Statements of Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in the Company’s cash flows ($ in thousands):

	Year Ended December 31,
	2016	2015	2014	2016-2015 Change	2015-2014 Change
Net Cash Provided By Operating Activities	$305,805	$288,879	$266,911	$16,926	$21,968
Net Cash Provided By/(Used In) Investing Activities	203,890	(654,157)	(328,178)	858,047	(325,979)
Net Cash Provided By/(Used In) Financing Activities	(465,241)	361,482	59,915	(826,723)	301,567
Total Cash Flows	$44,454	$(3,796)	$(1,352)	$48,250	$(2,444)

Comparison of 2016 to 2015

The increase in net cash provided by operating activities in 2016 as compared to 2015 was primarily due to higher net cash from the operations of acquisitions, development properties placed in service and same properties, partly offset by the timing of cash paid for expenses. We expect net cash related to operating activities to be higher in 2017 as compared to 2016 primarily due to the full year impact of acquisitions closed and development properties placed in service in 2016.

The change in net cash provided by/(used in) investing activities in 2016 as compared to 2015 was primarily due to the net proceeds from the sales of the Plaza assets and lower acquisition activity in 2016, partly offset by higher investments in development in-process and building improvements in 2016, the repayment of an advance from an unconsolidated affiliate in 2015 and higher net investments in mortgages and notes receivable in 2016. We expect uses of cash for investing activities in 2017 to be primarily driven by whether or not we acquire and commence development of additional office buildings in the BBDs of our markets. Additionally, as of December 31, 2016, we have $165 million left to fund of our previously-announced development activity. We expect these uses of cash for investing activities will be partly offset by proceeds from non-core dispositions in 2017.

The change in net cash provided by/(used in) financing activities in 2016 as compared to 2015 was primarily due to higher net debt repayments in 2016, partly offset by higher proceeds from the issuance of Common Stock in 2016. Assuming the net effect of our acquisition, disposition and development activity in 2017 results in an increase of our assets, we would expect outstanding debt balances to increase. However, because we plan to continue to maintain a flexible and conservative balance sheet with mortgages and notes payable and outstanding preferred stock representing below 43% of the undepreciated book value of our assets, we would also expect higher outstanding balances of Common Stock in such event.

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

Capitalization

The following table sets forth the Company’s capitalization (in thousands, except per share amounts):

	December 31,
	2016	2015
Mortgages and notes payable, net, at recorded book value	$1,948,047	$2,491,813
Financing obligation (in liabilities held for sale)	$—	$7,402
Preferred Stock, at liquidation value	$28,920	$29,050
Common Stock outstanding	101,666	96,092
Common Units outstanding (not owned by the Company)	2,839	2,900
Per share stock price at year end	$51.01	$43.60
Market value of Common Stock and Common Units	$5,330,800	$4,316,051
Total capitalization	$7,307,767	$6,844,316

At December 31, 2016, our mortgages and notes payable and outstanding preferred stock represented 27.1% of our total capitalization and 34.7% of the undepreciated book value of our assets. See also "Executive Summary - Liquidity and Capital Resources."

Our mortgages and notes payable as of December 31, 2016 consisted of $128.2 million of secured indebtedness with a weighted average interest rate of 4.35% and $1,826.1 million of unsecured indebtedness with a weighted average interest rate of 3.91%. The secured indebtedness was collateralized by real estate assets with an aggregate undepreciated book value of $251.9 million. As of December 31, 2016, $475.0 million of our debt does not bear interest at fixed rates or is not protected by interest rate hedge contracts.

Investment Activity

During the third quarter of 2016, we acquired a building in the central business district of Raleigh, which delivered in 2015 and encompasses 243,000 rentable square feet, for a net purchase price of $76.9 million. We expensed $0.3 million of acquisition costs (included in general and administrative expenses) related to this acquisition. The assets acquired and liabilities assumed were recorded at fair value as determined by management, with the assistance of third party specialists, based on information available at the acquisition date and on current assumptions as to future operations. We have invested or intend to invest an additional $6.6 million of planned near-term building improvements and leasing capital expenditures to bring the property to stabilization. Based on the total anticipated investment of $83.5 million, the anticipated capitalization rate for the acquisition of this building, which was 70.0% leased as of the closing date, is 7.2% using projected annual GAAP net operating income upon stabilization, which is projected to occur in 2018. These forward-looking statements are subject to risks and uncertainties. See “Disclosure Regarding Forward-Looking Statements.”

During the third quarter of 2016, we also acquired:

•
fee simple title to the land underneath one of our buildings in Pittsburgh that was previously subject to a ground lease for a purchase price of $18.5 million. We expensed $0.5 million of acquisition costs (included in general and administrative expenses) related to this acquisition; and

•	an acre of development land in Raleigh for a purchase price, including capitalized acquisition costs, of $5.8 million.

During the second quarter of 2016, we acquired 14 acres of development land in Nashville for a purchase price, including capitalized acquisition costs, of $9.1 million.

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

During the fourth quarter of 2016, we sold land for an aggregate sale price of $3.7 million and recorded aggregate gains on disposition of property of $0.6 million.

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

As of December 31, 2016, we were also developing 1.2 million rentable square feet of office properties. For a table summarizing our announced and in-process office developments, see "Item 2. Properties - In-Process Development."

Financing Activity

During the first quarter of 2016, we entered into separate equity distribution agreements with each of Jefferies LLC, Robert W. Baird & Co. Incorporated, BB&T Capital Markets, a division of BB&T Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Capital One Securities, Inc., Comerica Securities, Inc., Mitsubishi UFJ Securities (USA), Inc., Morgan Stanley & Co. LLC, Piper Jaffray & Co., RBC Capital Markets, LLC and Wells Fargo Securities, LLC. Under the terms of the equity distribution agreements, the Company could offer and sell up to $250.0 million in aggregate gross sales price of shares of Common Stock from time to time through such firms, acting as agents of the Company or as principals. Sales of the shares, if any, may be made by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices or as otherwise agreed with any of such firms. During 2016, the Company issued 5,078,940 shares of Common Stock at an average gross sales price of $49.22 per share and received net proceeds, after sales commissions, of $246.2 million. We paid an aggregate of $3.7 million in sales commissions to RBC Capital Markets, LLC, Morgan Stanley & Co. LLC, Jefferies LLC, Wells Fargo Securities, LLC, Merrill Lynch, Capital One Securities, Inc., Piper Jaffray & Co., BB&T Capital Markets, Comerica Securities, Inc., Robert W. Baird & Co. Incorporated and Mitsubishi UFJ Securities (USA), Inc. during 2016.

During the second quarter of 2016, we prepaid without penalty the remaining $43.6 million balance on a secured mortgage loan with an effective interest rate of 7.5% that was originally scheduled to mature in August 2016.

During the third and fourth quarters of 2016, we borrowed an aggregate of $150.0 million under an unsecured term loan that is originally scheduled to mature in January 2022. The interest rate on the term loan at our current credit ratings is LIBOR plus 110 basis points. The interest rate is based on the higher of the publicly announced ratings from Moody's Investors Service or Standard & Poor's Ratings Services. The financial and other covenants under the term loan are similar to our revolving credit facility.

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

Our $475.0 million unsecured revolving credit facility is scheduled to mature in January 2018 and includes an accordion feature that allows for an additional $75.0 million of borrowing capacity subject to additional lender commitments. Assuming no defaults have occurred, we have an option to extend the maturity for two additional six-month periods. The interest rate at our current credit ratings is LIBOR plus 110 basis points and the annual facility fee is 20 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody's Investors Service or Standard & Poor's Ratings Services. There were no amounts outstanding under our revolving credit facility at December 31, 2016 and $48.8 million outstanding at January 27, 2017. At both December 31, 2016 and January 27, 2017, we had $0.2 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at December 31, 2016 and January 27, 2017 was $474.8 million and $426.0 million, respectively.

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

Our revolving credit facility and bank term loans require us to comply with customary operating covenants and various financial requirements. Upon an event of default on the revolving credit facility, the lenders having at least 51.0% of the total commitments under the revolving credit facility can accelerate all borrowings then outstanding, and we could be prohibited from borrowing any further amounts under our revolving credit facility, which would adversely affect our ability to fund our operations. In addition, certain of our unsecured debt agreements contain cross-default provisions giving the unsecured lenders the right to declare a default if we are in default under more than $25.0 million with respect to other loans in some circumstances.

As of December 31, 2016, the Operating Partnership had the following unsecured notes outstanding ($ in thousands):

	Face Amount	Carrying Amount	Stated Interest Rate	Effective Interest Rate
Notes due March 2017	$379,685	$379,661	5.850%	5.880%
Notes due April 2018	$200,000	$200,000	7.500%	7.500%
Notes due June 2021	$300,000	$298,072	3.200%	3.363%
Notes due January 2023	$250,000	$248,412	3.625%	3.752%

The indenture that governs these outstanding notes requires us to comply with customary operating covenants and various financial ratios. The trustee or the holders of at least 25.0% in principal amount of any series of notes can accelerate the principal amount of such series upon written notice of a default that remains uncured after 60 days.

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

Contractual Obligations

The following table sets forth a summary regarding our known contractual obligations, including required interest payments for those items that are interest bearing, at December 31, 2016 ($ in thousands):

		Amounts due during the years ending December 31,
	Total	2017	2018	2019	2020	2021	Thereafter
Mortgages and Notes Payable:
Principal payments (1)	$1,957,031	$507,031	$200,000	$200,000	$350,000	$300,000	$400,000
Interest payments	176,441	58,186	37,718	29,821	25,006	16,069	9,641
Capitalized Lease Obligations	172	110	29	18	15	—	—
Purchase Obligations:
Lease and contractual commitments and contingent consideration (2)	263,035	236,127	20,315	1,685	3,405	253	1,250
Operating Lease Obligations:
Operating ground leases	100,938	2,027	2,063	2,100	2,139	2,162	90,447
Total	$2,497,617	$803,481	$260,125	$233,624	$380,565	$318,484	$501,338
__________

(1)	Excludes amortization of premiums, discounts, debt issuance costs and/or purchase accounting adjustments.

(2)
Amount represents commitments under signed leases and contracts for operating properties, excluding tenant-funded tenant improvements, and contracts for development/redevelopment projects. This includes $156.6 million of contractual commitments related to our in-process development activity, of which $132.3 million is scheduled to be funded in 2017. For a description of our development activity, see "Item 2. Properties - In-Process Development." The timing of these lease and contractual commitments may fluctuate.

The interest payments due on mortgages and notes payable are based on the stated rates for the fixed rate debt and on the rates in effect at December 31, 2016 for the variable rate debt. The weighted average interest rate on our fixed (including debt with a variable rate that is effectively fixed by related interest rate swaps) and variable rate debt was 4.63% and 1.77%, respectively, at December 31, 2016. For additional information about our mortgages and notes payable, see Note 6 to our Consolidated Financial Statements. For additional information about purchase obligations and operating lease obligations, see Note 9 to our Consolidated Financial Statements.

Off Balance Sheet Arrangements

We generally account for our joint venture investments using the equity method. As a result, joint venture investments are not included in our Consolidated Financial Statements, other than as investments in unconsolidated affiliates and equity in earnings of unconsolidated affiliates.

At December 31, 2016, our unconsolidated joint ventures had $199.6 million of total assets and $132.1 million of total liabilities, of which $122.6 million was outstanding mortgage debt. During 2016, our unconsolidated joint ventures had $31.2 million of aggregate net income. For additional information about our unconsolidated joint venture activity, see Note 4 to our Consolidated Financial Statements.

During the third quarter of 2016, 4600 Madison Associates, LP ("4600 Madison") (a joint venture in which we owned a 12.5% interest) sold a building to an unrelated third party for a sale price of $32.7 million and recorded a gain on disposition of property of $21.3 million. As our cost basis was different from the basis reflected at the joint venture level, we recorded $1.8 million of gain through equity in earnings of unconsolidated affiliates. Simultaneously with the sale, the joint venture used a portion of the proceeds to pay off all $6.3 million of its debt.

During the first quarter of 2016, Concourse Center Associates, LLC (a joint venture in which we owned a 50.0% interest) sold two buildings and land to an unrelated third party for an aggregate sale price of $11.0 million and recorded losses on disposition of property of $0.1 million. As our cost basis was different from the basis reflected at the joint venture level, we recorded $0.4 million of gains through equity in earnings of unconsolidated affiliates. Simultaneously with the sale, the joint venture repaid all $6.6 million of its debt.

During the first quarter of 2016, 4600 Madison sold land to an unrelated third party for a sale price of $3.4 million and recorded a gain on disposition of property of $1.0 million. We recorded $0.1 million as our share of this gain through equity in earnings of unconsolidated affiliates. Simultaneously with the sale, the joint venture used all of the proceeds to pay down $3.4 million of its debt.

Dividends and Distributions

To maintain its qualification as a REIT, the Company must pay dividends to stockholders that are at least 90.0% of its annual REIT taxable income, excluding net capital gains. The partnership agreement requires the Operating Partnership to distribute at least enough cash for the Company to be able to pay such dividends. The Company's REIT taxable income, as determined by the federal tax laws, does not equal its net income under accounting principles generally accepted in the United States of America (“GAAP”). In addition, although capital gains are not required to be distributed to maintain REIT status, capital gains, if any, are subject to federal and state income tax unless such gains are distributed to stockholders.

Cash dividends and distributions reduce the amount of cash that would otherwise be available for other business purposes, including funding debt maturities, reducing debt or future growth initiatives. The amount of future distributions that will be made is at the discretion of the Company's Board of Directors. For a discussion of the factors that will influence decisions of the Board of Directors regarding dividends and distributions, see “Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

During each quarter of 2016, the Company declared and paid a regular cash dividend of $0.425 per share of Common Stock. In addition, the Company paid a special cash dividend of $0.80 per share of Common Stock on January 10, 2017 to stockholders of record as of December 27, 2016. The principal purpose of the special dividend was to distribute taxable capital gains associated with the sales of the Plaza assets earlier in 2016.

On February 7, 2017, the Company declared a regular cash dividend of $0.44 per share of Common Stock, which is payable on March 7, 2017 to stockholders of record as of February 17, 2017.

Current and Future Cash Needs

We anticipate that our available cash and cash equivalents, cash flows from operating activities and other expected financing sources, including the issuance of debt securities by the Operating Partnership (some of which debt securities may be hedged to a fixed interest rate pursuant to the forward-starting swaps discussed below), the issuance of secured debt (including the anticipated $100.0 million fixed-rate loan discussed below), bank term loans (including the anticipated $50.0 million expansion of an existing term loan), borrowings under our revolving credit facility, the issuance of equity securities by the Company or the Operating Partnership and the disposition of non-core assets, will be adequate to meet our short-term liquidity requirements, including $379.7 million principal amount of unsecured notes due March 15, 2017 and the $109.1 million secured loan due November 1, 2017.

We had $49.5 million of cash and cash equivalents as of December 31, 2016. The unused capacity of our revolving credit facility at December 31, 2016 and January 27, 2017 was $474.8 million and $426.0 million, respectively, excluding an accordion feature that allows for an additional $75.0 million of borrowing capacity subject to additional lender commitments. Also, we have recently demonstrated historical experience with our banking partners to obtain additional bank term loans, such as the $350.0 million, six-month unsecured bridge facility we obtained in 2015 for the short-term funding of our acquisition activity and $150.0 million unsecured term loan we obtained in 2016 to repay amounts outstanding under our revolving credit facility.

To limit the risks associated with interest rate changes, during 2016, we obtained $150.0 million notional amount of forward-starting swaps that expire on March 15, 2017 and effectively lock the underlying 10-year treasury rate at 1.90% with respect to a planned issuance of debt securities by the Operating Partnership.

We expect to obtain an approximate $100.0 million fixed-rate loan secured by The Pinnacle at Symphony Place in Nashville with a term of at least 10 years. This planned secured loan is expected to close no later than May 1, 2017, which is the date on which we can prepay without penalty the $109.1 million secured loan that is scheduled to mature on November 1, 2017. The new secured loan is subject to formal lender commitment, definitive documentation and customary conditions; accordingly, we can make no assurance that the new secured loan will be procured on the terms, including the amount to be borrowed, described above, or at all.

We expect to borrow an additional $50.0 million under the unsecured bank term loan we obtained in 2016 that is scheduled to mature in January 2022. This planned expansion of the term loan, which will bear interest at LIBOR plus 110 basis points based on our current credit ratings, is expected to close no later than March 31, 2017. The term loan expansion is subject to definitive documentation and customary conditions; accordingly, we can make no assurance that the term loan expansion will be procured on the terms, including the amount to be borrowed, described above, or at all.

We have a currently effective automatic shelf registration statement on Form S-3 with the SEC pursuant to which, at any time and from time to time, in one or more offerings on an as-needed basis, the Company may sell an indefinite amount of common stock, preferred stock and depositary shares and the Operating Partnership may sell an indefinite amount of debt securities, subject to our ability to effect offerings on satisfactory terms based on prevailing market conditions.

The Company from time to time enters into equity distribution agreements with a variety of firms pursuant to which the Company may offer and sell shares of common stock from time to time through such firms, acting as agents of the Company or as principals. Sales of the shares, if any, may be made by means of ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices or as otherwise agreed with any of such firms (which may include block trades).

During 2017, we also expect to sell $50.0 million to $150.0 million of properties no longer considered to be core assets due to location, age, quality and/or overall strategic fit. We can make no assurance, however, that we will sell any non-core assets or, if we do, what the timing or terms of any such sale will be.

We generally intend to fund the growth of our company, including the $132.3 million of contractual commitments in 2017 related to our in-process development activity, on a leverage-neutral basis. At December 31, 2016, our leverage ratio was 34.7% and there were 104.6 million diluted shares of Common Stock outstanding.

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

The above and below market rate portions of leases acquired in connection with property acquisitions are recorded in deferred leasing costs and in accounts payable, accrued expenses and other liabilities, respectively, at fair value and amortized into rental revenue over the remaining term of the respective leases as described below. Fair value is calculated as the present value of the difference between (1) the contractual amounts to be paid pursuant to each in-place lease and (2) our estimate of fair market lease rates for each corresponding in-place lease, using a discount rate that reflects the risks associated with the leases acquired and measured over a period equal to the remaining initial term of the lease for above-market leases and the remaining initial term plus the term of any renewal option that the customer would be economically compelled to exercise for below-market leases.

In-place leases acquired are recorded at fair value in deferred leasing costs and are amortized to depreciation and amortization expense over the remaining term of the respective lease. The value of in-place leases is based on our evaluation of the specific characteristics of each customer's lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, current market conditions, the customer's credit quality and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, we consider tenant improvements, leasing commissions and legal and other related expenses.

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

We also analyze our investments in unconsolidated affiliates for impairment. This analysis consists of determining whether an expected loss in market value of an investment is other than temporary by evaluating the length of time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the investment, and our intent and ability to retain our investment for a period of time sufficient to allow for any anticipated recovery in market value. As the factors used in this analysis are difficult to predict and are subject to future events that may alter our assumptions, we may be required to recognize future impairment losses on our investments in unconsolidated affiliates.

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

Non-GAAP Information

The Company believes that FFO, FFO available for common stockholders and FFO available for common stockholders per share are beneficial to management and investors and are important indicators of the performance of any equity REIT. Because these FFO calculations exclude such factors as depreciation, amortization and impairments of real estate assets and gains or losses from sales of operating real estate assets, which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful life estimates, they facilitate comparisons of operating performance between periods and between other REITs. Management believes that historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, management believes the use of FFO, FFO available for common stockholders and FFO available for common stockholders per share, together with the required GAAP presentations, provides a more complete understanding of the Company's performance relative to its competitors and a more informed and appropriate basis on which to make decisions involving operating, financing and investing activities.

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

•
Plus or minus our share of adjustments, including depreciation and amortization of depreciable operating properties, for unconsolidated joint venture investments (to reflect funds from operations on the same basis); and

•
Plus or minus adjustments for depreciation and amortization and gains/(losses) on sales of depreciable operating properties, plus impairments on depreciable operating properties, and noncontrolling interests in consolidated affiliates related to discontinued operations.

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

The following table sets forth the Company's FFO, FFO available for common stockholders and FFO available for common stockholders per share ($ in thousands, except per share amounts):

	Year Ended December 31,
	2016	2015	2014
Funds from operations:
Net income	$541,139	$101,260	$115,972
Net (income) attributable to noncontrolling interests in consolidated affiliates	(1,253)	(1,264)	(1,466)
Depreciation and amortization of real estate assets	217,533	199,449	178,041
Impairments of depreciable properties	—	—	588
(Gains) on disposition of depreciable properties	(8,915)	(9,147)	(37,802)
(Gain) on disposition of investment in unconsolidated affiliate	—	(4,155)	—
Unconsolidated affiliates:
Depreciation and amortization of real estate assets	2,978	3,203	3,914
Impairment of investment in unconsolidated affiliate	—	—	1,353
(Gains) on disposition of depreciable properties	(2,173)	(946)	(1,194)
Discontinued operations:
Depreciation and amortization of real estate assets	—	13,820	15,224
(Gains) on disposition of depreciable properties	(414,496)	—	(384)
Funds from operations	334,813	302,220	274,246
Dividends on Preferred Stock	(2,501)	(2,506)	(2,507)
Funds from operations available for common stockholders	$332,312	$299,714	$271,739
Funds from operations available for common stockholders per share	$3.28	$3.08	$2.90
Weighted average shares outstanding (1)	101,398	97,406	93,800
__________

(1)	Includes assumed conversion of all potentially dilutive Common Stock equivalents.

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

As of December 31, 2016, our same property portfolio consisted of 217 in-service properties encompassing 26.7 million rentable square feet that were wholly owned during the entirety of the periods presented (from January 1, 2015 to December 31, 2016). As of December 31, 2015, our same property portfolio consisted of 221 in-service properties encompassing 26.2 million rentable square feet that were wholly owned during the entirety of the periods presented (from January 1, 2014 to December 31, 2015). The change in our same property portfolio was due to the addition of three properties encompassing 0.7 million rentable square feet acquired during 2014 and one newly developed property encompassing 0.1 million rentable square feet placed in service during 2014. These additions were offset by the removal of three properties encompassing 0.2 million rentable square feet that were sold during 2016 and five properties encompassing 0.1 million rentable square feet that are expected to be demolished.

Rental and other revenues related to properties not in our same property portfolio were $87.0 million and $41.7 million for the years ended December 31, 2016 and 2015, respectively. Rental property and other expenses related to properties not in our same property portfolio were $28.1 million and $13.6 million for the years ended December 31, 2016 and 2015, respectively.

The following table sets forth the Company’s NOI and same property NOI:

	Year Ended December 31,
	2016	2015
Income from continuing operations before disposition of investment properties and activity in unconsolidated affiliates	$101,946	$64,844
Other income	(2,338)	(1,726)
Interest expense	76,648	86,052
General and administrative expenses	38,153	37,642
Depreciation and amortization	220,140	201,918
Net operating income from continuing operations	434,549	388,730
Less – non same property and other net operating income	(58,913)	(28,130)
Same property net operating income from continuing operations	$375,636	$360,600

Same property net operating income from continuing operations	$375,636	$360,600
Less – lease termination fees, straight-line rent and other non-cash adjustments	(14,098)	(17,073)
Same property cash net operating income from continuing operations	$361,538	$343,527

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

At December 31, 2016, we had $1,254.3 million principal amount of fixed rate debt outstanding (not including debt with a variable rate that is effectively fixed by related interest rate hedge contracts). The estimated aggregate fair market value of this debt was $1,268.6 million. If interest rates had been 100 basis points higher, the aggregate fair market value of our fixed rate debt would have been $31.5 million lower. If interest rates had been 100 basis points lower, the aggregate fair market value of our fixed rate debt would have been $33.2 million higher.

At December 31, 2016, we had $475.0 million of variable rate debt outstanding not protected by interest rate hedge contracts. If the weighted average interest rate on this variable rate debt had been 100 basis points higher, the annual interest expense would increase $4.8 million. If the weighted average interest rate on this variable rate debt had been 100 basis points lower, the annual interest expense would decrease $4.8 million.

At December 31, 2016, we had $225.0 million of variable rate debt outstanding with $225.0 million of related floating-to-fixed interest rate swaps that effectively fix the underlying LIBOR rate at 1.678%. If the underlying LIBOR interest rates increase or decrease by 100 basis points, the aggregate fair market value of the swaps at December 31, 2016 would increase by $4.4 million or decrease by $4.3 million, respectively.

During the first quarter of 2016, we obtained $150.0 million notional amount of forward-starting swaps that effectively lock the underlying 10-year treasury rate at 1.90% with respect to a forecasted debt issuance expected to occur prior to March 15, 2017. If the underlying treasury rate was to increase or decrease by 100 basis points, the aggregate fair market value of the swaps at December 31, 2016 would increase by $12.0 million or decrease by $13.3 million, respectively.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See page 51 for Index to Consolidated Financial Statements of Highwoods Properties, Inc. and Highwoods Realty Limited Partnership.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

General

The purpose of this section is to discuss our controls and procedures. The statements in this section represent the conclusions of Edward J. Fritsch, the Company's President and Chief Executive Officer (“CEO”), and Mark F. Mulhern, the Company's Executive Vice President and Chief Financial Officer (“CFO”).

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

Under the supervision of the Company's CEO and CFO, we conducted an evaluation of the effectiveness of the Company's internal control over financial reporting at December 31, 2016 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have concluded that, at December 31, 2016, the Company's internal control over financial reporting was effective. Deloitte & Touche LLP, our independent registered public accounting firm, has issued their attestation report, which is included below, on the effectiveness of the Company's internal control over financial reporting at December 31, 2016.

Management's Annual Report on the Operating Partnership's Internal Control Over Financial Reporting

The Operating Partnership is also required to establish and maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Under the supervision of the Company's CEO and CFO, we conducted an evaluation of the effectiveness of the Operating Partnership's internal control over financial reporting at December 31, 2016 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have concluded that, at December 31, 2016, the Operating Partnership's internal control over financial reporting was effective. SEC rules do not require us to obtain an attestation report of Deloitte & Touche LLP on the effectiveness of the Operating Partnership's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Highwoods Properties, Inc.
Raleigh, North Carolina

We have audited the internal control over financial reporting of Highwoods Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on the Company’s Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2016 of the Company and our report dated February 7, 2017 expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph regarding the Company’s adoption of the accounting standard update for reporting discontinued operations.

/s/ Deloitte & Touche LLP

Raleigh, North Carolina
February 7, 2017

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2016 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were also no changes in the Operating Partnership’s internal control over financial reporting during the fourth quarter of 2016 that materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Disclosure Controls and Procedures

SEC rules also require us to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our annual and periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As defined in Rule 13a-15(e) under the Exchange Act, disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management, including the Company’s CEO and CFO, to allow for timely decisions regarding required disclosure. The Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at the end of the period covered by this Annual Report. The Company’s CEO and CFO also concluded that the Operating Partnership’s disclosure controls and procedures were effective at the end of the period covered by this Annual Report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about the Company’s executive officers and directors, the code of ethics that applies to the Company’s chief executive officer and senior financial officers, which is posted on our website, and certain corporate governance matters is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 10, 2017. No changes have been made to the procedures by which stockholders may recommend nominees to the Company's board of directors since the 2016 annual meeting, which was held on May 11, 2016. See Item X in Part I of this Annual Report for biographical information regarding the Company’s executive officers. The Company is the sole general partner of the Operating Partnership.

ITEM 11. EXECUTIVE COMPENSATION

Information about the compensation of the Company’s directors and executive officers is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 10, 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about the beneficial ownership of Common Stock and the Company’s equity compensation plans is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 10, 2017.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information about certain relationships and related transactions and the independence of the Company’s directors is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 10, 2017.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information about fees paid to and services provided by our independent registered public accounting firm is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 10, 2017.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Reference is made to the Index to Consolidated Financial Statements on page 51 for a list of the Consolidated Financial Statements of Highwoods Properties, Inc. and Highwoods Realty Limited Partnership included in this report.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Highwoods Properties, Inc.
Raleigh, North Carolina

We have audited the accompanying consolidated balance sheets of Highwoods Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Highwoods Properties, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for and disclosure of discontinued operations beginning April 1, 2014 due to the adoption of the Financial Accounting Standards Board accounting standard update on reporting discontinued operations and disclosures of disposals of components of an entity.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 7, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Raleigh, North Carolina
February 7, 2017

HIGHWOODS PROPERTIES, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2016	2015
Assets:
Real estate assets, at cost:
Land	$474,375	$443,705
Buildings and tenant improvements	4,313,373	4,063,328
Development in-process	279,602	194,050
Land held for development	77,355	68,244
	5,144,705	4,769,327
Less-accumulated depreciation	(1,134,103)	(1,007,104)
Net real estate assets	4,010,602	3,762,223
Real estate and other assets, net, held for sale	—	240,948
Cash and cash equivalents	49,490	5,036
Restricted cash	29,141	16,769
Accounts receivable, net of allowance of $624 and $928, respectively	17,372	29,077
Mortgages and notes receivable, net of allowance of $105 and $287, respectively	8,833	2,096
Accrued straight-line rents receivable, net of allowance of $692 and $257, respectively	172,829	150,392
Investments in and advances to unconsolidated affiliates	18,846	20,676
Deferred leasing costs, net of accumulated amortization of $140,081 and $115,172, respectively	213,500	231,765
Prepaid expenses and other assets, net of accumulated amortization of $19,904 and $17,830, respectively	40,437	26,649
Total Assets	$4,561,050	$4,485,631
Liabilities, Noncontrolling Interests in the Operating Partnership and Equity:
Mortgages and notes payable, net	$1,948,047	$2,491,813
Accounts payable, accrued expenses and other liabilities	313,885	233,988
Liabilities held for sale	—	14,119
Total Liabilities	2,261,932	2,739,920
Commitments and contingencies
Noncontrolling interests in the Operating Partnership	144,802	126,429
Equity:
Preferred Stock, $.01 par value, 50,000,000 authorized shares;
8.625% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 28,920 and 29,050 shares issued and outstanding, respectively	28,920	29,050
Common Stock, $.01 par value, 200,000,000 authorized shares;
101,665,554 and 96,091,932 shares issued and outstanding, respectively	1,017	961
Additional paid-in capital	2,850,881	2,598,242
Distributions in excess of net income available for common stockholders	(749,412)	(1,023,135)
Accumulated other comprehensive income/(loss)	4,949	(3,811)
Total Stockholders’ Equity	2,136,355	1,601,307
Noncontrolling interests in consolidated affiliates	17,961	17,975
Total Equity	2,154,316	1,619,282
Total Liabilities, Noncontrolling Interests in the Operating Partnership and Equity	$4,561,050	$4,485,631
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Income
(in thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Rental and other revenues	$665,634	$604,671	$555,871
Operating expenses:
Rental property and other expenses	231,085	215,941	205,884
Depreciation and amortization	220,140	201,918	180,637
Impairments of real estate assets	—	—	588
General and administrative	38,153	37,642	35,258
Total operating expenses	489,378	455,501	422,367
Interest expense:
Contractual	73,142	82,245	82,287
Amortization of debt issuance costs	3,506	3,645	3,082
Financing obligation	—	162	(242)
	76,648	86,052	85,127
Other income:
Interest and other income	2,338	1,969	2,739
Losses on debt extinguishment	—	(243)	(308)
	2,338	1,726	2,431
Income from continuing operations before disposition of investment properties and activity in unconsolidated affiliates	101,946	64,844	50,808
Gains on disposition of property	14,807	11,444	44,352
Gain on disposition of investment in unconsolidated affiliate	—	4,155	—
Equity in earnings of unconsolidated affiliates	5,793	5,078	1,827
Income from continuing operations	122,546	85,521	96,987
Discontinued operations:
Income from discontinued operations	4,097	15,739	18,601
Net gains on disposition of discontinued operations	414,496	—	384
	418,593	15,739	18,985
Net income	541,139	101,260	115,972
Net (income) attributable to noncontrolling interests in the Operating Partnership	(15,596)	(2,918)	(3,542)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(1,253)	(1,264)	(1,466)
Dividends on Preferred Stock	(2,501)	(2,506)	(2,507)
Net income available for common stockholders	$521,789	$94,572	$108,457
Earnings per Common Share – basic:
Income from continuing operations available for common stockholders	$1.17	$0.84	$1.00
Income from discontinued operations available for common stockholders	4.13	0.16	0.20
Net income available for common stockholders	$5.30	$1.00	$1.20
Weighted average Common Shares outstanding – basic	98,439	94,404	90,743
Earnings per Common Share – diluted:
Income from continuing operations available for common stockholders	$1.17	$0.84	$0.99
Income from discontinued operations available for common stockholders	4.13	0.16	0.20
Net income available for common stockholders	$5.30	$1.00	$1.19
Weighted average Common Shares outstanding – diluted	101,398	97,406	93,800
Net income available for common stockholders:
Income from continuing operations available for common stockholders	$115,461	$79,308	$90,069
Income from discontinued operations available for common stockholders	406,328	15,264	18,388
Net income available for common stockholders	$521,789	$94,572	$108,457
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Comprehensive income:
Net income	$541,139	$101,260	$115,972
Other comprehensive income/(loss):
Unrealized gains on tax increment financing bond	—	445	584
Unrealized gains/(losses) on cash flow hedges	5,703	(4,040)	(5,662)
Amortization of cash flow hedges	3,057	3,696	3,777
Total other comprehensive income/(loss)	8,760	101	(1,301)
Total comprehensive income	549,899	101,361	114,671
Less-comprehensive (income) attributable to noncontrolling interests	(16,849)	(4,182)	(5,008)
Comprehensive income attributable to common stockholders	$533,050	$97,179	$109,663
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Equity
(in thousands, except share amounts)

	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Income/(Loss)	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2013	89,920,915	$899	$29,077	$2,370,368	$(2,611)	$21,396	$(911,662)	$1,507,467
Issuances of Common Stock, net of issuance costs and tax withholdings	2,812,477	28	—	112,596	—	—	—	112,624
Conversions of Common Units to Common Stock	4,417	—	—	162	—	—	—	162
Dividends on Common Stock	—	—	—	—	—	—	(154,165)	(154,165)
Dividends on Preferred Stock	—	—	—	—	—	—	(2,507)	(2,507)
Adjustment of noncontrolling interests in the Operating Partnership to fair value	—	—	—	(25,275)	—	—	—	(25,275)
Acquisition of noncontrolling interest in consolidated affiliate	—	—	—	(513)	—	(3,613)	—	(4,126)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	—	(1,140)	—	(1,140)
Issuances of restricted stock	169,501	—	—	—	—	—	—	—
Redemptions/repurchases of Preferred Stock	—	—	(17)	—	—	—	—	(17)
Share-based compensation expense, net of forfeitures	—	2	—	6,937	—	—	—	6,939
Net (income) attributable to noncontrolling interests in the Operating Partnership	—	—	—	—	—	—	(3,542)	(3,542)
Net (income) attributable to noncontrolling interests in consolidated affiliates	—	—	—	—	—	1,466	(1,466)	—
Comprehensive income:
Net income	—	—	—	—	—	—	115,972	115,972
Other comprehensive loss	—	—	—	—	(1,301)	—	—	(1,301)
Total comprehensive income								114,671
Balance at December 31, 2014	92,907,310	929	29,060	2,464,275	(3,912)	18,109	(957,370)	1,551,091
Issuances of Common Stock, net of issuance costs and tax withholdings	3,023,710	30	—	125,507	—	—	—	125,537
Conversions of Common Units to Common Stock	37,203	—	—	1,645	—	—	—	1,645
Dividends on Common Stock	—	—	—	—	—	—	(160,337)	(160,337)
Dividends on Preferred Stock	—	—	—	—	—	—	(2,506)	(2,506)
Adjustment of noncontrolling interests in the Operating Partnership to fair value	—	—	—	(67)	—	—	—	(67)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	—	(1,398)	—	(1,398)
Issuances of restricted stock	128,951	—	—	—	—	—	—	—
Redemptions/repurchases of Preferred Stock	—	—	(10)	—	—	—	—	(10)
Share-based compensation expense, net of forfeitures	(5,242)	2	—	6,882	—	—	—	6,884
Net (income) attributable to noncontrolling interests in the Operating Partnership	—	—	—	—	—	—	(2,918)	(2,918)
Net (income) attributable to noncontrolling interests in consolidated affiliates	—	—	—	—	—	1,264	(1,264)	—
Comprehensive income:
Net income	—	—	—	—	—	—	101,260	101,260
Other comprehensive income	—	—	—	—	101	—	—	101
Total comprehensive income								101,361
Balance at December 31, 2015	96,091,932	$961	$29,050	$2,598,242	$(3,811)	$17,975	$(1,023,135)	$1,619,282

HIGHWOODS PROPERTIES, INC. Consolidated Statements of Equity - Continued (in thousands, except share amounts)

	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Income/(Loss)	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2015	96,091,932	$961	$29,050	$2,598,242	$(3,811)	$17,975	$(1,023,135)	$1,619,282
Issuances of Common Stock, net of issuance costs and tax withholdings	5,390,710	54	—	256,326	—	—	—	256,380
Conversions of Common Units to Common Stock	61,048	—	—	3,057	—	—	—	3,057
Dividends on Common Stock	—	—	—	—	—	—	(166,861)	(166,861)
Special dividend on Common Stock	—	—	—	—	—	—	(81,205)	(81,205)
Dividends on Preferred Stock	—	—	—	—	—	—	(2,501)	(2,501)
Adjustment of noncontrolling interests in the Operating Partnership to fair value	—	—	—	(12,993)	—	—	—	(12,993)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	—	(1,267)	—	(1,267)
Issuances of restricted stock	130,752	—	—	—	—	—	—	—
Redemptions/repurchases of Preferred Stock	—	—	(130)	—	—	—	—	(130)
Share-based compensation expense, net of forfeitures	(8,888)	2	—	6,249	—	—	—	6,251
Net (income) attributable to noncontrolling interests in the Operating Partnership	—	—	—	—	—	—	(15,596)	(15,596)
Net (income) attributable to noncontrolling interests in consolidated affiliates	—	—	—	—	—	1,253	(1,253)	—
Comprehensive income:
Net income	—	—	—	—	—	—	541,139	541,139
Other comprehensive income	—	—	—	—	8,760	—	—	8,760
Total comprehensive income								549,899
Balance at December 31, 2016	101,665,554	$1,017	$28,920	$2,850,881	$4,949	$17,961	$(749,412)	$2,154,316
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Operating activities:
Net income	$541,139	$101,260	$115,972
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	220,140	215,957	196,023
Amortization of lease incentives and acquisition-related intangible assets and liabilities	(1,996)	86	442
Share-based compensation expense	6,251	6,884	6,939
Allowance for losses on accounts and accrued straight-line rents receivable	2,001	2,103	2,182
Accrued interest on mortgages and notes receivable	(502)	(357)	(477)
Amortization of debt issuance costs	3,506	3,645	3,082
Amortization of cash flow hedges	3,057	3,696	3,777
Amortization of mortgages and notes payable fair value adjustments	(234)	(58)	(788)
Impairments of real estate assets	—	—	588
Losses on debt extinguishment	—	243	308
Net gains on disposition of property	(429,303)	(11,444)	(44,736)
Gain on disposition of investment in unconsolidated affiliate	—	(4,155)	—
Equity in earnings of unconsolidated affiliates	(5,793)	(5,078)	(1,827)
Changes in financing obligation	—	162	(241)
Distributions of earnings from unconsolidated affiliates	4,424	4,901	2,687
Changes in operating assets and liabilities:
Accounts receivable	3,401	1,415	(3,114)
Prepaid expenses and other assets	(4,423)	1,266	(615)
Accrued straight-line rents receivable	(24,245)	(22,756)	(21,685)
Accounts payable, accrued expenses and other liabilities	(11,618)	(8,891)	8,394
Net cash provided by operating activities	305,805	288,879	266,911
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	(110,249)	(408,634)	(163,641)
Investments in development in-process	(177,875)	(136,664)	(183,873)
Investments in tenant improvements and deferred leasing costs	(91,423)	(115,503)	(113,747)
Investments in building improvements	(80,672)	(55,881)	(50,033)
Investment in acquired noncontrolling interest in consolidated affiliate	—	—	(4,126)
Net proceeds from disposition of real estate assets	684,371	26,748	172,442
Net proceeds from disposition of investment in unconsolidated affiliate	—	6,919	—
Distributions of capital from unconsolidated affiliates	2,766	10,401	3,806
Investments in mortgages and notes receivable	(7,934)	(1,772)	(864)
Repayments of mortgages and notes receivable	1,699	9,381	17,239
Investments in and advances to unconsolidated affiliates	(105)	(659)	(6,489)
Repayments from unconsolidated affiliates	448	20,800	—
Redemption of investment in unconsolidated affiliate	—	—	4,660
Changes in restricted cash and other investing activities	(17,136)	(9,293)	(3,552)
Net cash provided by/(used in) investing activities	$203,890	$(654,157)	$(328,178)

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows – Continued
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Financing activities:
Dividends on Common Stock	$(166,861)	$(160,337)	$(154,165)
Redemptions/repurchases of Preferred Stock	(130)	(10)	(17)
Redemptions of Common Units	—	—	(93)
Dividends on Preferred Stock	(2,501)	(2,506)	(2,507)
Distributions to noncontrolling interests in the Operating Partnership	(4,888)	(4,959)	(4,994)
Distributions to noncontrolling interests in consolidated affiliates	(1,267)	(1,398)	(1,140)
Proceeds from the issuance of Common Stock	264,769	131,341	117,716
Costs paid for the issuance of Common Stock	(3,973)	(2,040)	(1,586)
Repurchase of shares related to tax withholdings	(4,416)	(3,764)	(3,506)
Borrowings on revolving credit facility	287,600	476,300	506,900
Repayments of revolving credit facility	(586,600)	(386,300)	(513,600)
Borrowings on mortgages and notes payable	150,000	475,000	296,949
Repayments of mortgages and notes payable	(395,993)	(156,120)	(174,302)
Payments on financing obligation	—	(1,722)	(2,904)
Payments of debt extinguishment costs	—	—	(369)
Changes in debt issuance costs and other financing activities	(981)	(2,003)	(2,467)
Net cash provided by/(used in) financing activities	(465,241)	361,482	59,915
Net increase/(decrease) in cash and cash equivalents	44,454	(3,796)	(1,352)
Cash and cash equivalents at beginning of the period	5,036	8,832	10,184
Cash and cash equivalents at end of the period	$49,490	$5,036	$8,832

Supplemental disclosure of cash flow information:

	Year Ended December 31,
	2016	2015	2014
Cash paid for interest, net of amounts capitalized	$72,847	$82,242	$83,086

Supplemental disclosure of non-cash investing and financing activities:

	Year Ended December 31,
	2016	2015	2014
Unrealized gains/(losses) on cash flow hedges	$5,703	$(4,040)	$(5,662)
Conversions of Common Units to Common Stock	3,057	1,645	162
Changes in accrued capital expenditures	8,580	2,547	5,283
Write-off of fully depreciated real estate assets	39,262	48,698	42,633
Write-off of fully amortized debt issuance and leasing costs	26,533	38,264	25,286
Adjustment of noncontrolling interests in the Operating Partnership to fair value	12,993	67	25,275
Unrealized gains on tax increment financing bond	—	445	584
Assumption of mortgages and notes payable related to acquisition activities	—	19,277	—
Contingent consideration in connection with the acquisition of land	—	900	3,300
Special dividend on Common Stock declared	(81,205)	—	—
Special distribution to noncontrolling interests in the Operating Partnership declared	(2,271)	—	—
See accompanying notes to consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of the General Partner of
Highwoods Realty Limited Partnership
Raleigh, North Carolina

We have audited the accompanying consolidated balance sheets of Highwoods Realty Limited Partnership and subsidiaries (the “Operating Partnership”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, capital, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Operating Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Highwoods Realty Limited Partnership and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Operating Partnership changed its method of accounting for and disclosure of discontinued operations beginning April 1, 2014 due to the adoption of the Financial Accounting Standards Board accounting standard update on reporting discontinued operations and disclosures of disposals of components of an entity.

/s/ Deloitte & Touche LLP

Raleigh, North Carolina
February 7, 2017

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Balance Sheets
(in thousands, except unit and per unit data)

	December 31,
	2016	2015
Assets:
Real estate assets, at cost:
Land	$474,375	$443,705
Buildings and tenant improvements	4,313,373	4,063,328
Development in-process	279,602	194,050
Land held for development	77,355	68,244
	5,144,705	4,769,327
Less-accumulated depreciation	(1,134,103)	(1,007,104)
Net real estate assets	4,010,602	3,762,223
Real estate and other assets, net, held for sale	—	240,948
Cash and cash equivalents	49,490	5,036
Restricted cash	29,141	16,769
Accounts receivable, net of allowance of $624 and $928, respectively	17,372	29,077
Mortgages and notes receivable, net of allowance of $105 and $287, respectively	8,833	2,096
Accrued straight-line rents receivable, net of allowance of $692 and $257, respectively	172,829	150,392
Investments in and advances to unconsolidated affiliates	18,846	20,676
Deferred leasing costs, net of accumulated amortization of $140,081 and $115,172, respectively	213,500	231,765
Prepaid expenses and other assets, net of accumulated amortization of $19,904 and $17,830, respectively	40,437	26,649
Total Assets	$4,561,050	$4,485,631
Liabilities, Redeemable Operating Partnership Units and Capital:
Mortgages and notes payable, net	$1,948,047	$2,491,813
Accounts payable, accrued expenses and other liabilities	313,885	233,988
Liabilities held for sale	—	14,119
Total Liabilities	2,261,932	2,739,920
Commitments and contingencies
Redeemable Operating Partnership Units:
Common Units, 2,838,704 and 2,899,752 outstanding, respectively	144,802	126,429
Series A Preferred Units (liquidation preference $1,000 per unit), 28,920 and 29,050 units issued and outstanding, respectively	28,920	29,050
Total Redeemable Operating Partnership Units	173,722	155,479
Capital:
Common Units:
General partner Common Units, 1,040,954 and 985,829 outstanding, respectively	21,023	15,759
Limited partner Common Units, 100,215,791 and 94,697,294 outstanding, respectively	2,081,463	1,560,309
Accumulated other comprehensive income/(loss)	4,949	(3,811)
Noncontrolling interests in consolidated affiliates	17,961	17,975
Total Capital	2,125,396	1,590,232
Total Liabilities, Redeemable Operating Partnership Units and Capital	$4,561,050	$4,485,631
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Income
(in thousands, except per unit amounts)

	Year Ended December 31,
	2016	2015	2014
Rental and other revenues	$665,634	$604,671	$555,871
Operating expenses:
Rental property and other expenses	231,085	215,941	205,835
Depreciation and amortization	220,140	201,918	180,637
Impairments of real estate assets	—	—	588
General and administrative	38,153	37,642	35,307
Total operating expenses	489,378	455,501	422,367
Interest expense:
Contractual	73,142	82,245	82,287
Amortization of debt issuance costs	3,506	3,645	3,082
Financing obligation	—	162	(242)
	76,648	86,052	85,127
Other income:
Interest and other income	2,338	1,969	2,739
Losses on debt extinguishment	—	(243)	(308)
	2,338	1,726	2,431
Income from continuing operations before disposition of investment properties and activity in unconsolidated affiliates	101,946	64,844	50,808
Gains on disposition of property	14,807	11,444	44,352
Gain on disposition of investment in unconsolidated affiliate	—	4,155	—
Equity in earnings of unconsolidated affiliates	5,793	5,078	1,827
Income from continuing operations	122,546	85,521	96,987
Discontinued operations:
Income from discontinued operations	4,097	15,739	18,601
Net gains on disposition of discontinued operations	414,496	—	384
	418,593	15,739	18,985
Net income	541,139	101,260	115,972
Net (income) attributable to noncontrolling interests in consolidated affiliates	(1,253)	(1,264)	(1,466)
Distributions on Preferred Units	(2,501)	(2,506)	(2,507)
Net income available for common unitholders	$537,385	$97,490	$111,999
Earnings per Common Unit – basic:
Income from continuing operations available for common unitholders	$1.18	$0.84	$1.00
Income from discontinued operations available for common unitholders	4.15	0.17	0.20
Net income available for common unitholders	$5.33	$1.01	$1.20
Weighted average Common Units outstanding – basic	100,902	96,910	93,272
Earnings per Common Unit – diluted:
Income from continuing operations available for common unitholders	$1.18	$0.84	$1.00
Income from discontinued operations available for common unitholders	4.14	0.17	0.20
Net income available for common unitholders	$5.32	$1.01	$1.20
Weighted average Common Units outstanding – diluted	100,989	96,997	93,391
Net income available for common unitholders:
Income from continuing operations available for common unitholders	$118,792	$81,751	$93,014
Income from discontinued operations available for common unitholders	418,593	15,739	18,985
Net income available for common unitholders	$537,385	$97,490	$111,999
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Comprehensive income:
Net income	$541,139	$101,260	$115,972
Other comprehensive income/(loss):
Unrealized gains on tax increment financing bond	—	445	584
Unrealized gains/(losses) on cash flow hedges	5,703	(4,040)	(5,662)
Amortization of cash flow hedges	3,057	3,696	3,777
Total other comprehensive income/(loss)	8,760	101	(1,301)
Total comprehensive income	549,899	101,361	114,671
Less-comprehensive (income) attributable to noncontrolling interests	(1,253)	(1,264)	(1,466)
Comprehensive income attributable to common unitholders	$548,646	$100,097	$113,205
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Capital
(in thousands)

	Common Units		Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2013	$14,596	$1,445,181	$(2,611)	$21,396	$1,478,562
Issuances of Common Units, net of issuance costs and tax withholdings	1,126	111,498	—	—	112,624
Redemptions of Common Units	(1)	(92)	—	—	(93)
Distributions on Common Units	(1,585)	(156,879)	—	—	(158,464)
Distributions on Preferred Units	(25)	(2,482)	—	—	(2,507)
Share-based compensation expense, net of forfeitures	69	6,870	—	—	6,939
Acquisition of noncontrolling interest in consolidated affiliate	(5)	(508)	—	(3,613)	(4,126)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(1,140)	(1,140)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	(242)	(24,001)	—	—	(24,243)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(15)	(1,451)	—	1,466	—
Comprehensive income:
Net income	1,160	114,812	—	—	115,972
Other comprehensive loss	—	—	(1,301)	—	(1,301)
Total comprehensive income					114,671
Balance at December 31, 2014	15,078	1,492,948	(3,912)	18,109	1,522,223
Issuances of Common Units, net of issuance costs and tax withholdings	1,255	124,282	—	—	125,537
Distributions on Common Units	(1,646)	(162,955)	—	—	(164,601)
Distributions on Preferred Units	(25)	(2,481)	—	—	(2,506)
Share-based compensation expense, net of forfeitures	69	6,815	—	—	6,884
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(1,398)	(1,398)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	28	2,704	—	—	2,732
Net (income) attributable to noncontrolling interests in consolidated affiliates	(13)	(1,251)	—	1,264	—
Comprehensive income:
Net income	1,013	100,247	—	—	101,260
Other comprehensive income	—	—	101	—	101
Total comprehensive income					101,361
Balance at December 31, 2015	15,759	1,560,309	(3,811)	17,975	1,590,232
Issuances of Common Units, net of issuance costs and tax withholdings	2,564	253,816	—	—	256,380
Distributions on Common Units	(1,710)	(169,344)	—	—	(171,054)
Special distribution on Common Units	(832)	(82,317)	—	—	(83,149)
Distributions on Preferred Units	(25)	(2,476)	—	—	(2,501)
Share-based compensation expense, net of forfeitures	63	6,188	—	—	6,251
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(1,267)	(1,267)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	(194)	(19,201)	—	—	(19,395)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(13)	(1,240)	—	1,253	—
Comprehensive income:
Net income	5,411	535,728	—	—	541,139
Other comprehensive income	—	—	8,760	—	8,760
Total comprehensive income					549,899
Balance at December 31, 2016	$21,023	$2,081,463	$4,949	$17,961	$2,125,396
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Operating activities:
Net income	$541,139	$101,260	$115,972
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	220,140	215,957	196,023
Amortization of lease incentives and acquisition-related intangible assets and liabilities	(1,996)	86	442
Share-based compensation expense	6,251	6,884	6,939
Allowance for losses on accounts and accrued straight-line rents receivable	2,001	2,103	2,182
Accrued interest on mortgages and notes receivable	(502)	(357)	(477)
Amortization of debt issuance costs	3,506	3,645	3,082
Amortization of cash flow hedges	3,057	3,696	3,777
Amortization of mortgages and notes payable fair value adjustments	(234)	(58)	(788)
Impairments of real estate assets	—	—	588
Losses on debt extinguishment	—	243	308
Net gains on disposition of property	(429,303)	(11,444)	(44,736)
Gain on disposition of investment in unconsolidated affiliate	—	(4,155)	—
Equity in earnings of unconsolidated affiliates	(5,793)	(5,078)	(1,827)
Changes in financing obligation	—	162	(241)
Distributions of earnings from unconsolidated affiliates	4,011	4,901	2,687
Changes in operating assets and liabilities:
Accounts receivable	3,401	1,415	(3,114)
Prepaid expenses and other assets	(4,423)	1,266	(615)
Accrued straight-line rents receivable	(24,245)	(22,756)	(21,685)
Accounts payable, accrued expenses and other liabilities	(11,618)	(8,805)	8,383
Net cash provided by operating activities	305,392	288,965	266,900
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	(110,249)	(408,634)	(163,641)
Investments in development in-process	(177,875)	(136,664)	(183,873)
Investments in tenant improvements and deferred leasing costs	(91,423)	(115,503)	(113,747)
Investments in building improvements	(80,672)	(55,881)	(50,033)
Investment in acquired noncontrolling interest in consolidated affiliate	—	—	(4,126)
Net proceeds from disposition of real estate assets	684,371	26,748	172,442
Net proceeds from disposition of investment in unconsolidated affiliate	—	6,919	—
Distributions of capital from unconsolidated affiliates	3,179	10,401	3,806
Investments in mortgages and notes receivable	(7,934)	(1,772)	(864)
Repayments of mortgages and notes receivable	1,699	9,381	17,239
Investments in and advances to unconsolidated affiliates	(105)	(659)	(6,489)
Repayments from unconsolidated affiliates	448	20,800	—
Redemption of investment in unconsolidated affiliate	—	—	4,660
Changes in restricted cash and other investing activities	(17,136)	(9,293)	(3,552)
Net cash provided by/(used in) investing activities	$204,303	$(654,157)	$(328,178)

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows - Continued
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Financing activities:
Distributions on Common Units	$(171,054)	$(164,601)	$(158,464)
Redemptions/repurchases of Preferred Units	(130)	(10)	(17)
Redemptions of Common Units	—	—	(93)
Distributions on Preferred Units	(2,501)	(2,506)	(2,507)
Distributions to noncontrolling interests in consolidated affiliates	(1,267)	(1,398)	(1,140)
Proceeds from the issuance of Common Units	264,769	131,341	117,716
Costs paid for the issuance of Common Units	(3,973)	(2,040)	(1,586)
Repurchase of units related to tax withholdings	(4,416)	(3,764)	(3,506)
Borrowings on revolving credit facility	287,600	476,300	506,900
Repayments of revolving credit facility	(586,600)	(386,300)	(513,600)
Borrowings on mortgages and notes payable	150,000	475,000	296,949
Repayments of mortgages and notes payable	(395,993)	(156,120)	(174,302)
Payments on financing obligation	—	(1,722)	(2,904)
Payments of debt extinguishment costs	—	—	(369)
Changes in debt issuance costs and other financing activities	(1,676)	(2,890)	(3,142)
Net cash provided by/(used in) financing activities	(465,241)	361,290	59,935
Net increase/(decrease) in cash and cash equivalents	44,454	(3,902)	(1,343)
Cash and cash equivalents at beginning of the period	5,036	8,938	10,281
Cash and cash equivalents at end of the period	$49,490	$5,036	$8,938

Supplemental disclosure of cash flow information:

	Year Ended December 31,
	2016	2015	2014
Cash paid for interest, net of amounts capitalized	$72,847	$82,242	$83,086

Supplemental disclosure of non-cash investing and financing activities:

	Year Ended December 31,
	2016	2015	2014
Unrealized gains/(losses) on cash flow hedges	$5,703	$(4,040)	$(5,662)
Changes in accrued capital expenditures	8,580	2,547	5,283
Write-off of fully depreciated real estate assets	39,262	48,698	42,633
Write-off of fully amortized debt issuance and leasing costs	26,533	38,264	25,286
Adjustment of Redeemable Common Units to fair value	18,373	(3,619)	23,568
Unrealized gains on tax increment financing bond	—	445	584
Assumption of mortgages and notes payable related to acquisition activities	—	19,277	—
Contingent consideration in connection with the acquisition of land	—	900	3,300
Special distribution on Common Units declared	(83,149)	—	—
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
(tabular dollar amounts in thousands, except per share and per unit data)

1.    Description of Business and Significant Accounting Policies

Description of Business

Highwoods Properties, Inc. (the “Company”) is a fully integrated real estate investment trust (“REIT”) that provides leasing, management, development, construction and other customer-related services for its properties and for third parties. The Company conducts its activities through Highwoods Realty Limited Partnership (the “Operating Partnership”). At December 31, 2016, we owned or had an interest in 31.1 million rentable square feet of in-service properties, 1.1 million rentable square feet of office properties under development and approximately 400 acres of development land.

The Company is the sole general partner of the Operating Partnership. At December 31, 2016, the Company owned all of the Preferred Units and 101.3 million, or 97.3%, of the Common Units in the Operating Partnership. Limited partners owned the remaining 2.8 million Common Units. In the event the Company issues shares of Common Stock, the net proceeds of the issuance are contributed to the Operating Partnership in exchange for additional Common Units. Generally, the Operating Partnership is obligated to redeem each Common Unit at the request of the holder thereof for cash equal to the value of one share of Common Stock based on the average of the market price for the 10 trading days immediately preceding the notice date of such redemption, provided that the Company, at its option, may elect to acquire any such Common Units presented for redemption for cash or one share of Common Stock. The Common Units owned by the Company are not redeemable. During 2016, the Company redeemed 61,048 Common Units for a like number of shares of Common Stock. These redemptions, in conjunction with the proceeds from issuances of Common Stock (see Note 12), increased the percentage of Common Units owned by the Company from 97.1% at December 31, 2015 to 97.3% at December 31, 2016.

Basis of Presentation

Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Our Consolidated Statements of Income for the year ended December 31, 2014 were retrospectively revised from previously reported amounts to reclassify the operations for those properties classified as discontinued operations.

The Company's Consolidated Financial Statements include the Operating Partnership, wholly owned subsidiaries and those entities in which the Company has the controlling interest. The Operating Partnership's Consolidated Financial Statements include wholly owned subsidiaries and those entities in which the Operating Partnership has the controlling interest. We consolidate joint venture investments, such as interests in partnerships and limited liability companies, when we control the major operating and financial policies of the investment through majority ownership, in our capacity as a general partner or managing member or through some other contractual right. At December 31, 2016, three properties owned through a joint venture investment were consolidated.

In addition, we consolidate those entities deemed to be variable interest entities in which we are determined to be the primary beneficiary. During 2015, we acquired three buildings and a land parcel using special purpose entities owned by qualified intermediaries to facilitate a potential Section 1031 reverse exchange under the Internal Revenue Code. We determined that these entities were variable interest entities of which we were the primary beneficiary; therefore, we consolidated these entities as of December 31, 2015. At such time, these variable interest entities had total assets, liabilities and cash flows of $421.3 million, $16.3 million, and $7.1 million, respectively. During 2016, we subsequently acquired such special purpose entities and therefore own direct title to these buildings.

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

Real Estate and Related Assets

Real estate and related assets are recorded at cost and stated at cost less accumulated depreciation. Renovations, replacements and other expenditures that improve or extend the life of assets are capitalized and depreciated over their estimated useful lives. Expenditures for ordinary maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful life of 40 years for buildings and depreciable land infrastructure costs, 15 years for building improvements and five to seven years for furniture, fixtures and equipment. Tenant improvements are amortized using the straight-line method over initial fixed terms of the respective leases, which generally are from three to 10 years. Depreciation expense for real estate assets was $173.1 million, $168.7 million and $154.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

1.    Description of Business and Significant Accounting Policies – Continued

The above and below market rate portions of leases acquired in connection with property acquisitions are recorded in deferred leasing costs and in accounts payable, accrued expenses and other liabilities, respectively, at fair value and amortized into rental revenue over the remaining term of the respective leases as described below. Fair value is calculated as the present value of the difference between (1) the contractual amounts to be paid pursuant to each in-place lease and (2) our estimate of fair market lease rates for each corresponding in-place lease, using a discount rate that reflects the risks associated with the leases acquired and measured over a period equal to the remaining initial term of the lease for above-market leases and the remaining initial term plus the term of any renewal option that the customer would be economically compelled to exercise for below-market leases.

In-place leases acquired are recorded at fair value in deferred leasing costs and are amortized to depreciation and amortization expense over the remaining term of the respective lease. The value of in-place leases is based on our evaluation of the specific characteristics of each customer's lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, current market conditions, the customer's credit quality and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, we consider tenant improvements, leasing commissions and legal and other related expenses.

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

We also analyze our investments in unconsolidated affiliates for impairment. This analysis consists of determining whether an expected loss in market value of an investment is other than temporary by evaluating the length of time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the investment, and our intent and ability to retain our investment for a period of time sufficient to allow for any anticipated recovery in market value. As the factors used in this analysis are difficult to predict and are subject to future events that may alter our assumptions, we may be required to recognize future impairment losses on our investments in unconsolidated affiliates.

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

Lease Incentives

Lease incentive costs, which are payments made to or on behalf of a customer as an incentive to sign a lease, are capitalized in deferred leasing costs and amortized on a straight-line basis over the respective lease terms as a reduction of rental revenues.

Investments in Unconsolidated Affiliates

We account for our joint venture investments using the equity method of accounting when our interests represent a general partnership interest but substantive participating rights or substantive kick out rights have been granted to the limited partners or when our interests do not represent a general partnership interest and we do not control the major operating and financial policies of the investment. These investments are initially recorded at cost as investments in unconsolidated affiliates and are subsequently adjusted for our share of earnings and cash contributions and distributions. To the extent our cost basis at formation of the joint venture is different than the basis reflected at the joint venture level, the basis difference is amortized over the life of the related assets and included in our share of equity in earnings of unconsolidated affiliates.

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

Concentration of Credit Risk

At December 31, 2016, properties that we wholly own were leased to 1,741 customers. The geographic locations that comprise greater than 10.0% of our rental and other revenues are Raleigh, Atlanta, Tampa and Nashville. Our customers engage in a wide variety of businesses. No single customer generated more than 6% of our consolidated revenues during 2016.

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

Interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income/(loss) and is subsequently reclassified into interest expense in the period that the hedged forecasted transaction affects earnings.

We account for terminated derivative instruments by recognizing the related accumulated comprehensive income/(loss) balance in current earnings, unless the hedged forecasted transaction continues as originally planned, in which case we continue to amortize the accumulated comprehensive income/(loss) into earnings over the originally designated hedge period.

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
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

1.    Description of Business and Significant Accounting Policies – Continued

Basic earnings per unit of the Operating Partnership is computed by dividing net income available for common unitholders by the weighted Common Units outstanding - basic. Diluted earnings per unit is computed by dividing net income available to common unitholders by the weighted Common Units outstanding - basic plus the dilutive effect of options and warrants, using the treasury stock method. Weighted Common Units outstanding - basic includes all of the Company's unvested restricted stock where distributions received on such restricted stock are non-forfeitable.

Recently Issued Accounting Standards

The Financial Accounting Standards Board (“FASB”) recently issued an accounting standards update (“ASU”) that amended consolidation requirements. The amendments significantly change the consolidation analysis required under GAAP and require companies to reevaluate all previous consolidation conclusions. We adopted the ASU as of January 1, 2016 and there was no impact to consolidated entities included in our Consolidated Financial Statements.

The FASB recently issued an ASU that requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability to which they relate, consistent with debt discounts, as opposed to being presented as assets. For debt issuance costs related to revolving credit facilities, the FASB allows the presentation of debt issuance costs as an asset. We adopted the ASU as of January 1, 2016 with retrospective application to our December 31, 2015 Consolidated Balance Sheets. The effect of the adoption was to reclassify debt issuance costs from deferred financing and leasing costs, net of accumulated amortization, as follows: $7.8 million to a contra account as a deduction from the related mortgages and notes payable; and $2.1 million to prepaid expenses and other assets. There was no effect on our Consolidated Statements of Income or Consolidated Statements of Cash Flows.

The FASB recently issued an ASU that requires the use of a new five-step model to recognize revenue from customer contracts. The five-step model requires that we identify the contract with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when we satisfy the performance obligations. We will also be required to disclose information regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The ASU is required to be adopted in 2018. Retrospective application is required either to all periods presented or with the cumulative effect of initial adoption recognized in the period of adoption. Our initial analysis of our non-lease related revenue contracts indicates that the adoption of this ASU will not have a material effect on our Consolidated Financial Statements; however, we are still in the process of evaluating this ASU.

The FASB recently issued an ASU that adds to and clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. The ASU is required to be adopted in 2018 with retrospective application required. We do not expect such adoption to have a material effect on our Consolidated Statements of Cash Flows.

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

The FASB recently issued an ASU that requires management of all entities to evaluate whether there are conditions and events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the financial statements are issued. We adopted the ASU as of December 31, 2016. We added additional disclosures in Note 6 as a result of the adoption of this ASU.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

2.    Real Estate Assets

Acquisitions

During 2016, we acquired a building in Raleigh, which encompasses 243,000 rentable square feet, for a net purchase price of $76.9 million. We expensed $0.3 million of acquisition costs (included in general and administrative expenses) related to this acquisition. The assets acquired and liabilities assumed were recorded at fair value as determined by management, with the assistance of third party specialists, based on information available at the acquisition date and on current assumptions as to future operations.

During 2016, we also acquired:

•
fee simple title to the land underneath one of our buildings in Pittsburgh that was previously subject to a ground lease for a purchase price of $18.5 million. We expensed $0.5 million of acquisition costs (included in general and administrative expenses) related to this acquisition;

•	an acre of development land in Raleigh for a purchase price, including capitalized acquisition costs, of $5.8 million; and

•	14 acres of development land in Nashville for a purchase price, including capitalized acquisition costs, of $9.1 million.

During 2015, we acquired:

•	a building in Tampa encompassing 528,000 rentable square feet for a net purchase price of $113.5 million and an adjacent land parcel for a purchase price of $2.2 million;

•	two buildings in Atlanta encompassing 896,000 rentable square feet for a net purchase price of $290.3 million;

•	land in Atlanta for a purchase price and related transaction costs of $5.2 million (including contingent consideration of $0.9 million); and

•
our Highwoods DLF 98/29, LLC joint venture partner’s 77.2% interest in a building in Orlando encompassing 168,000 rentable square feet in exchange for the assumption of secured debt recorded at fair value of $19.3 million (see Note 6).

We expensed $1.0 million of acquisition costs (included in general and administrative expenses) in 2015 related to these acquisitions. The assets acquired and liabilities assumed were recorded at fair value as determined by management, with the assistance of third party specialists, based on information available at the acquisition date and on current assumptions as to future operations.

The following table sets forth a summary of the fair value of the major assets acquired and liabilities assumed relating to the above-referenced acquisition of two buildings in Atlanta during 2015:

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

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

2.     Real Estate Assets - Continued

The following table sets forth the Company's revenues and net income, adjusted for interest expense, straight-line rental income, depreciation and amortization related to purchase price allocations and acquisition costs, assuming the above-referenced acquisition of two buildings in Atlanta during 2015 had been completed as of January 1, 2014:

Year Ended December 31,
2015
(unaudited)
Pro forma revenues	$626,067
Pro forma net income	$103,485
Pro forma net income available for common stockholders	$96,797
Pro forma earnings per share - basic	$1.03
Pro forma earnings per share - diluted	$1.02

The above-referenced acquisition of two buildings in Atlanta during 2015 resulted in revenues of $7.3 million and net loss of $1.2 million recorded in the Consolidated Statements of Income for the year ended December 31, 2015.

During 2014, we acquired:

•	a building in Orlando encompassing 246,000 rentable square feet for a purchase price of $67.4 million;

•
our partner's 50.0% interest in a building owned by our consolidated Highwoods-Markel Associates, LLC joint venture in Richmond encompassing 66,000 rentable square feet for a purchase price of $4.2 million, which is recorded as acquisition of noncontrolling interest in consolidated affiliate;

•	land in Nashville for a purchase price and related transaction costs of $15.8 million (including contingent consideration of $3.3 million); and

•	a building in Raleigh encompassing 374,000 rentable square feet for a purchase price of $83.8 million.

We expensed $0.5 million of acquisition costs (included in general and administrative expenses) in 2014 related to these acquisitions. The assets acquired and liabilities assumed were recorded at fair value as determined by management, with the assistance of third party specialists, based on information available at the acquisition date and on current assumptions as to future operations.

Dispositions

During 2016, we sold:

•
substantially all of our wholly-owned Country Club Plaza assets in Kansas City (which we refer to as the “Plaza assets”) for a sale price of $660.0 million (before closing credits to buyer of $4.8 million). We recorded gains on disposition of discontinued operations of $414.5 million and a gain on disposition of property of $1.3 million related to the land; and

•
a 32,000 square foot building for a sale price of $4.7 million (before closing credits to buyer of $0.1 million) and recorded a gain on disposition of property of $1.1 million. The buyer, which leased 79% of the building, is a family business controlled by a director of the Company. The sale price exceeded the value set forth in an appraisal performed by a reputable independent commercial real estate services firm that has no relationship with the director or any of his affiliates.

During 2016, we also sold two buildings and various land parcels for an aggregate sale price of $31.1 million (before closing credits to buyer of $0.5 million) and recorded aggregate gains on disposition of property of $12.4 million. We deferred $0.4 million of gain related to a land sale for a portion of the sale price that was escrowed for contingent future infrastructure work.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

2.     Real Estate Assets - Continued

During 2015, we sold a total of three buildings and various land parcels for an aggregate sale price of $27.8 million and recorded aggregate gains on disposition of property of $9.2 million, net of $0.5 million in taxes payable by our taxable REIT subsidiary.

During 2014, we sold a total of 33 buildings and various land parcels for an aggregate sale price of $187.3 million (before closing credits to buyer of $8.6 million for unfunded building and tenant improvements and $2.9 million for free rent) and recorded aggregate gains on disposition of property of $44.4 million.

Impairments

During 2014, we recorded an impairment of real estate assets of $0.6 million on a building in Greensboro. This impairment was due to a change in the assumed timing of future disposition and leasing assumptions, which reduced the future expected cash flows from the impaired property.

3.    Mortgages and Notes Receivable

Mortgages and notes receivable were $8.8 million and $2.1 million at December 31, 2016 and 2015, respectively.

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

We evaluate the ability to collect our mortgages and notes receivable by monitoring the leasing statistics and/or market fundamentals of these assets. As of December 31, 2016, our mortgages and notes receivable were not in default and there were no other indicators of impairment.

4.    Investments in and Advances to Affiliates

Unconsolidated Affiliates

We have equity interests of up to 50.0% in various joint ventures with unrelated third parties that are accounted for using the equity method of accounting because we have the ability to exercise significant influence over the operating and financial policies of the joint venture investment.

The following table sets forth our ownership in unconsolidated affiliates at December 31, 2016:

Joint Venture	Location	Ownership Interest
Plaza Colonnade, Tenant-in-Common	Kansas City	50.0%
Highwoods DLF 97/26 DLF 99/32, LP	Orlando	42.9%
Kessinger/Hunter & Company, LC	Kansas City	26.5%
Highwoods DLF Forum, LLC	Raleigh	25.0%
Highwoods DLF 98/29, LLC	Orlando	22.8%

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

4.    Investments in and Advances to Affiliates – Continued

The following table sets forth the summarized balance sheets of our unconsolidated affiliates:

	December 31,
	2016	2015
Balance Sheets:
Assets:
Real estate assets, net	$141,105	$163,852
All other assets, net	58,467	53,511
Total Assets	$199,572	$217,363
Liabilities and Partners’ or Stockholders’ Equity:
Mortgages and notes payable, net	$122,560	$141,580
All other liabilities	9,512	6,547
Partners’ or stockholders’ equity	67,500	69,236
Total Liabilities and Partners’ or Stockholders’ Equity	$199,572	$217,363
Our share of historical partners’ or stockholders’ equity	$20,032	$21,022
Advances to unconsolidated affiliates	—	448
Difference between cost of investments and the net book value of underlying net assets	(1,186)	(794)
Carrying value of investments in and advances to unconsolidated affiliates	$18,846	$20,676
The following table sets forth the summarized income statements of our unconsolidated affiliates:

	Year Ended December 31,
	2016	2015	2014
Income Statements:
Rental and other revenues	$42,344	$48,118	$50,514
Expenses:
Rental property and other expenses	17,808	22,721	25,159
Depreciation and amortization	10,348	12,257	13,310
Interest expense	5,191	7,196	8,847
Total expenses	33,347	42,174	47,316
Income before disposition of property	8,997	5,944	3,198
Gains on disposition of property	22,247	18,181	2,998
Net income	$31,244	$24,125	$6,196

The following summarizes additional information related to certain of our unconsolidated affiliates:

- Concourse Center Associates, LLC ("Concourse")

During 2016, Concourse (a joint venture in which we owned a 50.0% interest) sold two buildings and land to an unrelated third party for an aggregate sale price of $11.0 million and recorded losses on disposition of property of $0.1 million. As our cost basis was different from the basis reflected at the joint venture level, we recorded $0.4 million of gains through equity in earnings of unconsolidated affiliates. Simultaneously with the sale, the joint venture repaid all $6.6 million of its debt.

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

- Kessinger/Hunter & Company, LC ("Kessinger/Hunter")

Kessinger/Hunter, which is managed by our joint venture partner, provides leasing services, among other things, to certain buildings that we currently own and/or previously owned in Kansas City in exchange for customary fees from us. Kessinger/Hunter received $0.4 million, $0.3 million and $0.6 million from us for these services in 2016, 2015 and 2014, respectively.

- Highwoods DLF 98/29, LLC (“DLF I”)

See Note 2 for a description of our acquisition of a building in Orlando from DLF I during 2015. The joint venture recorded a gain on disposition of property of $13.7 million. Our share of $3.1 million was recorded as a reduction to real estate assets.

During 2014, DLF I sold a building to an unrelated third party for a sale price of $13.7 million (before $0.4 million in closing credits to buyer for free rent) and recorded a gain on disposition of property of $1.0 million. We recorded $0.2 million as our share of this gain through equity in earnings of unconsolidated affiliates.

- 4600 Madison Associates, LP ("4600 Madison")

During 2016, 4600 Madison (a joint venture in which we owned a 12.5% interest) sold a building and land in separate transactions to unrelated third parties for an aggregate sale price of $36.1 million and recorded gains on disposition of property of $22.3 million. As our cost basis was different from the basis reflected at the joint venture level, we recorded $1.9 million of gains through equity in earnings of unconsolidated affiliates. Simultaneously with the sales, the joint venture repaid all $9.7 million of its debt.

- Board of Trade Investment Company ("Board of Trade")

During 2014, Board of Trade (a joint venture in which we owned a 49.0% interest) sold a building to an unrelated third party for gross proceeds of $8.3 million and recorded a gain of $1.9 million. As our cost basis was different from the basis reflected at the entity level, we recorded a net impairment charge on our investment of $0.4 million. This charge represented the other-than-temporary decline in the fair value below the carrying value of our investment. Our interest in Board of Trade was redeemed in exchange for $4.7 million in cash.

- Highwoods KC Glenridge Office, LLC ("KC Glenridge Office") and Highwoods KC Glenridge Land, LLC ("KC Glenridge Land")

During 2015, KC Glenridge Office (a joint venture in which we owned a 40.0% interest) and KC Glenridge Land (a joint venture in which we owned a 39.9% interest) collectively sold two buildings and land to an unrelated third party for an aggregate sale price of $24.5 million (before closing credits to buyer of $0.3 million for unfunded tenant improvements) and recorded gains on disposition of property of $2.4 million. We recorded $0.9 million as our share of these gains through equity in earnings of unconsolidated affiliates.

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
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

4.    Investments in and Advances to Affiliates – Continued

- Other Activities

We receive development, management and leasing fees for services provided to certain of our joint ventures. These fees are recognized in income to the extent of our respective joint venture partner's interest. During the years ended December 31, 2016, 2015 and 2014, we recognized $0.8 million, $1.4 million and $1.2 million, respectively, of development/construction, management and leasing fees from our unconsolidated joint ventures. At both December 31, 2016 and 2015, we had receivables of $0.1 million related to these fees in accounts receivable.

Consolidated Affiliates

The following summarizes our consolidated affiliates:

- Highwoods-Markel Associates, LLC (“Markel”)

We have a 50.0% ownership interest in Markel. We are the manager and leasing agent for Markel's properties, which are located in Richmond in exchange for customary management and leasing fees. We consolidate Markel since we are the managing member and control the major operating and financial policies of the entity. As controlling member, we have an obligation to cause this property-owning entity to distribute proceeds of liquidation to the noncontrolling interest member in these partially owned properties only if the net proceeds received by the entity from the sale of any of Markel's assets warrant a distribution as determined by the agreement governing the joint venture. We estimate the value of such noncontrolling interest distributions would have been $24.8 million had the entity been liquidated at December 31, 2016. This estimated settlement value is based on the fair value of the underlying properties which is based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for customers, changes in market rental rates and costs to operate each property. If the entity's underlying assets are worth less than the underlying liabilities on the date of such liquidation, we would have no obligation to remit any consideration to the noncontrolling interest holder.

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

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

5.    Intangible Assets and Below Market Lease Liabilities

The following table sets forth total intangible assets and acquisition-related below market lease liabilities, net of accumulated amortization:

	December 31,
	2016	2015
Assets:
Deferred leasing costs (including lease incentives and above market lease and in-place lease acquisition-related intangible assets)	$353,581	$346,937
Less accumulated amortization	(140,081)	(115,172)
	$213,500	$231,765

Liabilities (in accounts payable, accrued expenses and other liabilities):
Acquisition-related below market lease liabilities	$61,221	$63,830
Less accumulated amortization	(23,074)	(17,927)
	$38,147	$45,903

The following table sets forth amortization of intangible assets and below market lease liabilities:

	Year Ended December 31,
	2016	2015	2014
Amortization of deferred leasing costs and acquisition-related intangible assets (in depreciation and amortization)	$44,968	$43,332	$38,144
Amortization of lease incentives (in rental and other revenues)	$1,779	$1,493	$1,419
Amortization of acquisition-related intangible assets (in rental and other revenues)	$3,851	$5,062	$4,549
Amortization of acquisition-related intangible assets (in rental property and other expenses)	$557	$557	$557
Amortization of acquisition-related below market lease liabilities (in rental and other revenues)	$(8,183)	$(7,065)	$(6,129)

The following table sets forth scheduled future amortization of intangible assets and below market lease liabilities:

Years Ending December 31,	Amortization of Deferred Leasing Costs and Acquisition-Related Intangible Assets (in Depreciation and Amortization)	Amortization of Lease Incentives (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental Property and Other Expenses)	Amortization of Acquisition-Related Below Market Lease Liabilities (in Rental and Other Revenues)
2017	$42,508	$1,478	$2,626	$553	$(6,231)
2018	34,925	1,374	1,713	553	(5,966)
2019	29,332	1,160	1,322	553	(5,495)
2020	24,727	882	1,002	525	(5,183)
2021	20,510	678	681	—	(4,411)
Thereafter	42,030	2,396	1,972	—	(10,861)
	$194,032	$7,968	$9,316	$2,184	$(38,147)
Weighted average remaining amortization periods as of December 31, 2016 (in years)	6.6	7.8	6.4	4.0	7.3

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

5.    Intangible Assets and Below Market Lease Liabilities - Continued

The following table sets forth the intangible assets acquired and below market lease liabilities assumed as a result of 2016 acquisition activity:

	Acquisition-Related Intangible Assets (amortized in Rental and Other Revenues)	Acquisition-Related Intangible Assets (amortized in Depreciation and Amortization)	Acquisition-Related Below Market Lease Liabilities (amortized in Rental and Other Revenues)
Amount recorded at acquisition	$122	$5,008	$(428)
Weighted average remaining amortization periods as of December 31, 2016 (in years)	9.5	9.9	10.9

6.    Mortgages and Notes Payable

Our mortgages and notes payable consist of the following:

	December 31,
	2016	2015
Secured indebtedness: (1)
7.50% mortgage loan due 2016 (2)	$—	$43,852
5.10% (4.22% effective rate) mortgage loan due 2017 (3)	109,138	112,230
6.11% (5.36% effective rate) mortgage loan due 2017 (4)	19,066	19,199
	128,204	175,281
Unsecured indebtedness:
5.85% (5.88% effective rate) notes due 2017 (5)	379,661	379,544
7.50% notes due 2018	200,000	200,000
3.20% (3.363% effective rate) notes due 2021 (6)	298,072	297,639
3.625% (3.752% effective rate) notes due 2023 (7)	248,412	248,150
Variable rate term loan due 2019 (8)	200,000	200,000
Variable rate term loan due 2020 (9)	350,000	350,000
Variable rate term loan due 2022 (10)	150,000	—
Bridge credit facility due 2016 (2)	—	350,000
Revolving credit facility due 2018 (11)	—	299,000
	1,826,145	2,324,333
Less-unamortized debt issuance costs	(6,302)	(7,801)
Total mortgages and notes payable, net	$1,948,047	$2,491,813
__________

(1)
Our secured mortgage loans were collateralized by real estate assets with an aggregate undepreciated book value of $251.9 million at December 31, 2016. Our fixed rate mortgage loans generally are either locked out to prepayment for all or a portion of their term or are prepayable subject to certain conditions including prepayment penalties.

(2)	This debt was repaid in 2016.

(3)	Net of unamortized fair market value premium of $0.8 million and $1.7 million as of December 31, 2016 and 2015, respectively.

(4)	Net of unamortized fair market value premium of $0.1 million and $0.2 million as of December 31, 2016 and 2015, respectively.

(5)	Net of unamortized original issuance discount of less than $0.1 million and $0.1 million as of December 31, 2016 and 2015, respectively.

(6)	Net of unamortized original issuance discount of $1.9 million and $2.4 million as of December 31, 2016 and 2015, respectively.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

6.    Mortgages and Notes Payable - Continued

(7)	Net of unamortized original issuance discount of $1.6 million and $1.9 million as of December 31, 2016 and 2015, respectively.

(8)	The interest rate was 1.82% at December 31, 2016.

(9)
As more fully described in Note 7, we entered into floating-to-fixed interest rate swaps that effectively fix LIBOR for the original $225.0 million portion of this loan. Accordingly, the equivalent fixed rate of this amount is 2.78%. The interest rate on the remaining $125.0 million was 1.77% at December 31, 2016.

(10)	The interest rate was 1.72% at December 31, 2016.

(11)	There were no amounts outstanding on the revolving credit facility at December 31, 2016.

The following table sets forth scheduled future principal payments, including amortization, due on our mortgages and notes payable at December 31, 2016:

Years Ending December 31,	Principal Amount
2017	$507,170
2018	199,305
2019	199,305
2020	349,305
2021	299,538
Thereafter	399,726
Less-unamortized debt issuance costs	(6,302)
$1,948,047

Our $475.0 million unsecured revolving credit facility is scheduled to mature in January 2018 and includes an accordion feature that allows for an additional $75.0 million of borrowing capacity subject to additional lender commitments. Assuming no defaults have occurred, we have an option to extend the maturity for two additional six-month periods. The interest rate at our current credit ratings is LIBOR plus 110 basis points and the annual facility fee is 20 basis points. There were no amounts outstanding under our revolving credit facility at December 31, 2016 and $48.8 million outstanding at January 27, 2017. At both December 31, 2016 and January 27, 2017, we had $0.2 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at December 31, 2016 and January 27, 2017 was $474.8 million and $426.0 million, respectively.

During 2016, we prepaid without penalty the remaining $43.6 million balance on a secured mortgage loan with an effective interest rate of 7.5% that was originally scheduled to mature in August 2016. Real estate assets having a gross book value of approximately $73 million became unencumbered in connection with the payoff of this secured loan. We also paid down $2.4 million of secured loan balances through principal amortization during 2016.

During 2016, we borrowed an aggregate of $150.0 million under an unsecured bank term loan that is originally scheduled to mature in January 2022. The interest rate on the term loan at our current credit ratings is LIBOR plus 110 basis points.

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

During 2015, we obtained a $350.0 million, six-month unsecured bridge facility. The interest rate on the bridge facility at our current credit ratings was LIBOR plus 110 basis points. There was $350.0 million outstanding under our bridge facility at December 31, 2015. During 2016, we prepaid without penalty the full balance on this unsecured bridge facility.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

6.    Mortgages and Notes Payable - Continued

During 2015, we amended our $225.0 million, seven-year unsecured bank term loan, which was scheduled to mature in January 2019. We increased the borrowed amount to $350.0 million. The amended term loan is now scheduled to mature in June 2020 and the interest rate, based on our current credit ratings, was reduced from LIBOR plus 175 basis points to LIBOR plus 110 basis points. We incurred $1.3 million of debt issuance costs in connection with this amendment, which will be amortized along with existing unamortized debt issuance costs over the remaining term of the new loan.

During 2015, we acquired our joint venture partner’s 77.2% interest in a building in Orlando. Simultaneously with this acquisition, the joint venture's previously existing mortgage note was restructured into a new $18.0 million first mortgage note and a $10.2 million subordinated note, both of which are scheduled to mature in July 2017. Assuming no defaults have occurred, we have an option to extend the maturity for an additional year. The first mortgage note is interest only with an effective interest rate of 5.36%, payable monthly. The subordinated note has an effective interest rate of 8.6%. Additionally, we deposited $3.0 million into escrow to fund tenant improvements, leasing commissions and building improvements. The first mortgage note and subordinated note can now be prepaid at any time upon a sale or refinancing of the property. In such event, the subordinated note and any and all accrued interest thereon would be deemed fully satisfied upon payment of a "waterfall payment," if any. Such "waterfall payment" would be a cash payment equal to 50.0% of the amount, if any, by which the net sale proceeds or appraised value in the event of a refinancing exceeds (1) the outstanding principal of the first mortgage note, (2) the funds deposited by us into escrow to fund tenant improvements, leasing commissions and building improvements and (3) a 10.0% return on such funds deposited by us into escrow. As of the date of such restructuring, the fair value of the first mortgage note was $18.3 million and the fair value of the subordinated note equaled the projected waterfall payment of $1.0 million.

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

Our revolving credit facility and bank term loans require us to comply with customary operating covenants and various financial requirements. Upon an event of default on the revolving credit facility, the lenders having at least 51.0% of the total commitments under the revolving credit facility can accelerate all borrowings then outstanding, and we could be prohibited from borrowing any further amounts under our revolving credit facility, which would adversely affect our ability to fund our operations. In addition, certain of our unsecured debt agreements contain cross-default provisions giving the unsecured lenders the right to declare a default if we are in default under more than $25.0 million with respect to other loans in some circumstances.

The Operating Partnership has $379.7 million carrying amount of 2017 notes outstanding, $200.0 million carrying amount of 2018 notes outstanding, $298.1 million carrying amount of 2021 notes outstanding and $248.4 million carrying amount of 2023 notes outstanding. The indenture that governs these outstanding notes requires us to comply with customary operating covenants and various financial ratios. The trustee or the holders of at least 25.0% in principal amount of any series of notes can accelerate the principal amount of such series upon written notice of a default that remains uncured after 60 days.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

6.    Mortgages and Notes Payable - Continued

We have considered our short-term (one year or less) liquidity needs and the adequacy of our estimated cash flows from operating activities and other expected financing sources to meet these needs. In particular, we have considered our scheduled debt maturities in 2017, including $379.7 million principal amount of unsecured notes due March 15, 2017 and the $109.1 million secured loan due November 1, 2017. We expect to meet these short-term liquidity requirements, including the repayment of such unsecured notes and secured loan, through a combination of the following:

•	available cash and cash equivalents;

•	cash flows from operating activities;

•	issuance of debt securities by the Operating Partnership (some of which debt securities may be hedged to a fixed interest rate pursuant to the forward-starting swaps discussed below);

•	issuance of secured debt (including the anticipated $100.0 million fixed-rate loan discussed below);

•	bank term loans (including the anticipated $50.0 million expansion of an existing term loan);

•	borrowings under our revolving credit facility;

•	issuance of other secured debt;

•	issuance of equity securities by the Company or the Operating Partnership; and

•	the disposition of non-core assets.

To limit the risks associated with interest rate changes, during 2016, we obtained $150.0 million notional amount of forward-starting swaps that expire on March 15, 2017 and effectively lock the underlying 10-year treasury rate at 1.90% with respect to a planned issuance of debt securities by the Operating Partnership.

We expect to obtain an approximate $100.0 million fixed-rate secured loan with a term of at least 10 years. This planned secured loan is expected to close no later than May 1, 2017, which is the date on which we can prepay without penalty the $109.1 million secured loan that is scheduled to mature on November 1, 2017. The new secured loan is subject to formal lender commitment, definitive documentation and customary conditions.

We expect to borrow an additional $50.0 million under the unsecured bank term loan we obtained in 2016 that is scheduled to mature in January 2022. This planned expansion of the term loan, which will bear interest at LIBOR plus 110 basis points based on our current credit ratings, is expected to close no later than March 31, 2017. The term loan expansion is subject to definitive documentation and customary conditions.

Capitalized Interest

Total interest capitalized to development and significant building and tenant improvement projects was $8.2 million, $6.9 million and $5.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

7.	Derivative Financial Instruments

During 2016, we obtained $150.0 million notional amount of forward-starting swaps that effectively lock the underlying 10-year treasury rate at 1.90% with respect to a forecasted debt issuance expected to occur prior to March 15, 2017.

We also have six floating-to-fixed interest rate swaps through January 2019 each with respect to an aggregate of $225.0 million LIBOR-based borrowings. These swaps effectively fix the underlying LIBOR rate at a weighted average of 1.678%. The swap agreements contain a provision whereby if we default on more than $25.0 million of indebtedness and which default results in repayment of such indebtedness being, or becoming capable of being, accelerated by the lender, then we could also be declared in default on our swaps.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

7.	Derivative Financial Instruments - Continued

The counterparties under these swaps are major financial institutions. Our interest rate swaps have been designated as and are being accounted for as cash flow hedges with changes in fair value recorded in other comprehensive income/(loss) each reporting period. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on our cash flow hedges during the years ended December 31, 2016 and 2015. We have no collateral requirements related to our interest rate swaps.

Amounts reported in accumulated other comprehensive income/(loss) related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate debt. During 2017, we estimate that $2.3 million will be reclassified to interest expense.

The following table sets forth the gross fair value of our derivatives:

	December 31,
	2016	2015
Derivatives:
Derivatives designated as cash flow hedges in prepaid expenses and other assets:
Interest rate swaps	$7,619	$—
Derivatives designated as cash flow hedges in accounts payable, accrued expenses and other liabilities:
Interest rate swaps	$1,870	$3,073

The following table sets forth the effect of our cash flow hedges on accumulated other comprehensive income/(loss) and interest expense:

	Year Ended December 31,
	2016	2015	2014
Derivatives Designated as Cash Flow Hedges:
Amount of unrealized gains/(losses) recognized in accumulated other comprehensive income/(loss) on derivatives (effective portion):
Interest rate swaps	$5,703	$(4,040)	$(5,662)
Amount of losses reclassified out of accumulated other comprehensive income/(loss) into contractual interest expense (effective portion):
Interest rate swaps	$3,057	$3,696	$3,777

8.	Financing Arrangement

In connection with tax increment financing for a parking garage we constructed in 1999, we were obligated to pay fixed special assessments over a 20-year period ending in 2019. The net present value of these assessments, discounted at the 6.93% interest rate on the underlying tax increment financing, was recorded as a financing obligation and $7.4 million was classified in liabilities held for sale on our Consolidated Balance Sheets at December 31, 2015. For additional information about this tax increment financing bond, see Notes 11 and 16.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

9.	Commitments and Contingencies

Operating Ground Leases

Certain of our properties are subject to operating ground leases. Rental payments on these leases are adjusted periodically based on either the consumer price index or on a pre-determined schedule. Total rental property expense recorded for operating ground leases was $2.9 million, $3.4 million and $3.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The following table sets forth our scheduled obligations for future minimum payments on operating ground leases at December 31, 2016:

Years Ending December 31,	Minimum Payments
2017	$2,027
2018	2,063
2019	2,100
2020	2,139
2021	2,162
Thereafter	90,447
$100,938

Lease and Contractual Commitments

We have $263.0 million of lease and contractual commitments at December 31, 2016. Lease and contractual commitments represent commitments under signed leases and contracts for operating properties (excluding tenant-funded tenant improvements) and contracts for development/redevelopment projects, of which $73.6 million was recorded on our Consolidated Balance Sheets at December 31, 2016.

Contingent Consideration

In 2015, we acquired development land in Atlanta for a purchase price and related transaction costs of $5.2 million, which includes contingent consideration estimated to be $0.9 million. The contingent consideration is payable in cash to a third party 30 days subsequent to stabilization, which is projected to be in the second quarter of 2019, if and to the extent the stabilized value of the building constructed on the development site exceeds the total development cost.

In 2014, we acquired development land in Nashville for a purchase price and related transaction costs of $15.8 million, which includes contingent consideration estimated to be $3.3 million. The contingent consideration is payable in cash to a third party no later than the first quarter of 2020 if and to the extent the stabilized value of the building constructed on the development site exceeds the total development cost.

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

Noncontrolling Interests in Consolidated Affiliates

At December 31, 2016, our noncontrolling interests in consolidated affiliates relate to our joint venture partner's 50.0% interest in office properties in Richmond. Our joint venture partner is an unrelated third party.

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

The following table sets forth the Company's noncontrolling interests in the Operating Partnership:

	Year Ended December 31,
	2016	2015
Beginning noncontrolling interests in the Operating Partnership	$126,429	$130,048
Adjustment of noncontrolling interests in the Operating Partnership to fair value	12,993	67
Conversions of Common Units to Common Stock	(3,057)	(1,645)
Net income attributable to noncontrolling interests in the Operating Partnership	15,596	2,918
Distributions to noncontrolling interests in the Operating Partnership	(7,159)	(4,959)
Total noncontrolling interests in the Operating Partnership	$144,802	$126,429

The following table sets forth net income available for common stockholders and transfers from the Company's noncontrolling interests in the Operating Partnership:

	Year Ended December 31,
	2016	2015	2014
Net income available for common stockholders	$521,789	$94,572	$108,457
Increase in additional paid in capital from conversions of Common Units to Common Stock	3,057	1,645	162
Change from net income available for common stockholders and transfers from noncontrolling interests	$524,846	$96,217	$108,619

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

Our Level 2 assets include the fair value of our mortgages and notes receivable and certain of our interest rate swaps. Our Level 2 liabilities include the fair value of our mortgages and notes payable and the remainder of our interest rate swaps.

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

Our Level 3 asset consisted of our tax increment financing bond, which was not routinely traded but whose fair value was determined by the income approach utilizing contractual cash flows and market-based interest rates to estimate the projected redemption value based on quoted bid/ask prices for similar unrated municipal bonds.

Our Level 3 liability consisted of the fair value of our financing obligation, which was estimated by the income approach to approximate the price that would be paid in an orderly transaction between market participants, utilizing: (1) contractual cash flows; (2) market-based interest rates; and (3) a number of other assumptions including demand for space, competition for customers, changes in market rental rates, costs of operation and expected ownership periods.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

11.	Disclosure About Fair Value of Financial Instruments – Continued

The following table sets forth our assets and liabilities and the Company's noncontrolling interests in the Operating Partnership that are measured or disclosed at fair value within the fair value hierarchy.

		Level 1	Level 2	Level 3
	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
Fair Value at December 31, 2016:
Assets:
Mortgages and notes receivable, at fair value (1)	$8,833	$—	$8,833	$—
Interest rate swaps (in prepaid expenses and other assets)	7,619	—	7,619	—
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	2,451	2,451	—	—
Total Assets	$18,903	$2,451	$16,452	$—
Noncontrolling Interests in the Operating Partnership	$144,802	$144,802	$—	$—
Liabilities:
Mortgages and notes payable, net, at fair value (1)	$1,965,611	$—	$1,965,611	$—
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	1,870	—	1,870	—
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	2,451	2,451	—	—
Total Liabilities	$1,969,932	$2,451	$1,967,481	$—

Fair Value at December 31, 2015:
Assets:
Mortgages and notes receivable, at fair value (1)	$2,096	$—	$2,096	$—
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	2,736	2,736	—	—
Tax increment financing bond (in real estate and other assets, net, held for sale) (2)	11,197	—	—	11,197
Total Assets	$16,029	$2,736	$2,096	$11,197
Noncontrolling Interests in the Operating Partnership	$126,429	$126,429	$—	$—
Liabilities:
Mortgages and notes payable, net, at fair value (1)	$2,517,589	$—	$2,517,589	$—
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	3,073	—	3,073	—
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	2,736	2,736	—	—
Financing obligation, at fair value (in liabilities held for sale) (1) (2)	7,402	—	—	7,402
Total Liabilities	$2,530,800	$2,736	$2,520,662	$7,402
__________
(1)    Amounts recorded at historical cost on our Consolidated Balance Sheets at December 31, 2016 and 2015.
(2)    Sold during 2016 in conjunction with the sales of the Plaza assets.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

11.	Disclosure About Fair Value of Financial Instruments – Continued

The following table sets forth the changes in our Level 3 asset, which was recorded at fair value on our Consolidated Balance Sheets:

	December 31,
	2016	2015
Asset:
Tax Increment Financing Bond:
Beginning balance	$11,197	$12,447
Principal repayment	—	(1,695)
Assigned to the buyer of the Plaza assets	(11,197)	—
Unrealized gains (in accumulated other comprehensive loss)	—	445
Ending balance	$—	$11,197

During 2007, we acquired a tax increment financing bond associated with a parking garage developed by us, which was assigned in conjunction with the sales of the Plaza assets in 2016. The estimated fair value at the date of sale was equal to the outstanding principal amount due on the bond. See Note 8.

The following table sets forth quantitative information about the unobservable input of our Level 3 asset, which was recorded at fair value on our Consolidated Balance Sheets:

	Valuation Technique	Unobservable Input	Rate as of
			December 31, 2015
Asset:
Tax increment financing bond	Income approach	Discount rate	6.93%

12.	Equity

Common Stock Issuances

During 2016 and 2015, the Company issued 5,078,940 and 2,922,905 shares, respectively, of Common Stock in public offerings and received net proceeds of $246.2 million and $124.9 million, respectively. At December 31, 2016, the Company had 98.3 million remaining shares of Common Stock authorized to be issued under its charter.

Common Stock Dividends

Dividends of the Company declared per share of Common Stock aggregated $2.50, $1.70 and $1.70 for the years ended December 31, 2016, 2015 and 2014, respectively. Dividends declared in 2016 included a special cash dividend of $0.80 per share declared in the quarter ended December 31, 2016 and paid January 10, 2017. The principal purpose of the special dividend was to distribute taxable capital gains associated with the sales of the Plaza assets earlier in 2016.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

12.	Equity - Continued

The following table sets forth the Company's estimated taxability to the common stockholders of dividends per share for federal income tax purposes:

	Year Ended December 31,
	2016 (1)	2015	2014
Ordinary income	$1.15	$1.50	$1.31
Capital gains	1.29	0.13	0.29
Return of capital	—	0.07	0.10
Total	$2.44	$1.70	$1.70
__________

(1)	During 2016, cash dividends declared on Common Stock totaled $2.50 per share, of which approximately $0.06 will be recognized as a 2017 distribution for federal income tax purposes.

The Company's tax returns have not been examined by the Internal Revenue Service (“IRS”) and, therefore, the taxability of dividends is subject to change.

Preferred Stock

The following table sets forth the Company's Preferred Stock:

	Issue Date	Number of Shares Outstanding	Carrying Value	Liquidation Preference Per Share	Optional Redemption Date	Annual Dividends Payable Per Share
		(in thousands)
December 31, 2016
8.625% Series A Cumulative Redeemable	2/12/1997	29	$28,920	$1,000	2/12/2027	$86.25
December 31, 2015
8.625% Series A Cumulative Redeemable	2/12/1997	29	$29,050	$1,000	2/12/2027	$86.25

The following table sets forth the Company's estimated taxability to the preferred stockholders of dividends per share for federal income tax purposes:

	Year Ended December 31,
	2016	2015	2014
8.625% Series A Cumulative Redeemable:
Ordinary income	$40.65	$79.23	$70.41
Capital gains	45.60	7.02	15.84
Total	$86.25	$86.25	$86.25

The Company's tax returns have not been examined by the IRS and, therefore, the taxability of dividends is subject to change.

Warrants

At December 31, 2016 and 2015, we had 15,000 warrants outstanding with an exercise price of $32.50 per share. Upon exercise of a warrant, the Company will contribute the exercise price to the Operating Partnership in exchange for Common Units. Therefore, the Operating Partnership accounts for such warrants as if issued by the Operating Partnership. These warrants have no expiration date.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

12.	Equity - Continued

Common Unit Distributions

Distributions of the Operating Partnership declared per Common Unit aggregated $2.50, $1.70 and $1.70 for the years ended December 31, 2016, 2015 and 2014, respectively. Distributions declared in 2016 included a special cash distribution of $0.80 per unit declared in the quarter ended December 31, 2016 and paid January 10, 2017. The principal purpose of the special distribution was to distribute taxable capital gains associated with the sales of the Plaza assets earlier in 2016.

Redeemable Common Units

Generally, the Operating Partnership is obligated to redeem each Redeemable Common Unit at the request of the holder thereof for cash equal to the value of one share of Common Stock based on the average of the market price for the 10 trading days immediately preceding the notice date of such redemption, provided that the Company, at its option, may elect to acquire any such Redeemable Common Unit presented for redemption for cash or one share of Common Stock. When a holder redeems a Redeemable Common Unit for a share of Common Stock or cash, the Company’s share in the Operating Partnership will be increased. The Common Units owned by the Company are not redeemable.

Preferred Units

The following table sets forth the Operating Partnership's Preferred Units:

	Issue Date	Number of Units Outstanding	Carrying Value	Liquidation Preference Per Unit	Optional Redemption Date	Annual Distributions Payable Per Unit
		(in thousands)
December 31, 2016
8.625% Series A Cumulative Redeemable	2/12/1997	29	$28,920	$1,000	2/12/2027	$86.25
December 31, 2015
8.625% Series A Cumulative Redeemable	2/12/1997	29	$29,050	$1,000	2/12/2027	$86.25

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

The percentage amount an officer may earn under the annual non-equity incentive plan is the product of the target annual incentive percentage times an “actual performance factor,” which can range from zero to 200%. The actual performance factor depends upon the relationship between actual performance in specific areas at each of our divisions and predetermined goals. For corporate officers, the actual performance factor is based on the goals and criteria applied to the Company’s performance as a whole. For officers who oversee our divisions, the actual performance factor is based on the goals and criteria applied partly to that division’s performance and partly to the Company’s performance overall. Amounts under our annual non-equity incentive plan are accrued and expensed in the year earned, but are typically paid early in the succeeding year.

Certain other employees participate in a similar annual non-equity incentive program. Incentive eligibility ranges from 6% to 30% of annual base salary. The actual incentive payment is determined by a mix of the Company's overall performance, the performance of any applicable division and the individual’s performance during each year. These amounts are also accrued and expensed in the year earned, but are typically paid early in the succeeding year.

The Company's officers generally receive annual grants of stock options and restricted stock under the Company's long-term equity incentive plan on or about March 1 of each year. Restricted stock grants are also made annually to directors and certain other employees. Dividends received on restricted stock are non-forfeitable and are paid at the same rate and on the same date as on shares of Common Stock, except that, with respect to shares of total return-based restricted stock issued to the Company's chief executive officer, dividends accumulate and are payable only if and to the extent the shares vest. Dividends paid on subsequently forfeited shares are expensed. Additional shares of total return-based restricted stock may be issued at the end of the applicable measurement periods if and to the extent actual performance exceeds certain levels of performance. Such additional shares, if any, would be fully vested when issued. No expense is recorded for additional shares of total return-based restricted stock that may be issued at the end of the applicable measurement period since that possibility is reflected in the grant date fair value. The following table sets forth the number of shares of Common Stock reserved for future issuance under the Company's long-term equity incentive plans:

	December 31,
	2016	2015
Outstanding stock options and warrants	602,115	702,228
Possible future issuance under equity incentive plans	2,718,296	3,084,158
	3,320,411	3,786,386

Of the possible future issuance under the Company' long-term equity incentive plans at December 31, 2016, no more than an additional 1.0 million shares can be in the form of restricted stock.

During the years ended December 31, 2016, 2015 and 2014, we recognized $6.3 million, $6.9 million and $6.9 million, respectively, of share-based compensation expense. Because REITs generally do not pay income taxes, we do not realize tax benefits on share-based payments. At December 31, 2016, there was $5.1 million of total unrecognized share-based compensation costs, which will be recognized over a weighted average remaining contractual term of 2.2 years.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

13.	Employee Benefit Plans - Continued

- Stock Options

Stock options issued after 2013 vest ratably on an annual basis over four years and expire after 10 years. Stock options issued from 2010 through 2013 vest ratably on an annual basis over four years and expire after seven years. The value of all options as of the date of grant is calculated using the Black-Scholes option-pricing model and is amortized over the respective vesting period or the service period, if shorter, for employees who are or will become eligible under the Company's retirement plan. The weighted average fair values of options granted during 2016, 2015 and 2014 were $4.61, $6.19 and $6.75, respectively, per option. The fair values of the options granted were determined at the grant dates using the following assumptions:

	2016	2015	2014
Risk free interest rate (1)	1.4%	1.7%	1.8%
Common stock dividend yield (2)	3.9%	3.7%	4.5%
Expected volatility (3)	19.7%	22.4%	30.3%
Average expected option life (years) (4)	5.75	5.75	5.75
__________

(1)	Represents the interest rate as of the grant date on US treasury bonds having the same life as the estimated life of the option grants.

(2)	The dividend yield is calculated utilizing the dividends paid for the previous one-year period and the per share price of Common Stock on the date of grant.

(3)	Based on the historical volatility of Common Stock over a period relevant to the related stock option grant.

(4)	The average expected option life is based on an analysis of the Company's historical data.

The following table sets forth stock option activity:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2013	874,382	$32.24
Options granted	190,330	37.90
Options canceled	(134,628)	41.93
Options exercised	(352,763)	27.21
Balance at December 31, 2014	577,321	34.92
Options granted	197,408	45.61
Options canceled	(3,829)	40.21
Options exercised	(83,672)	34.89
Balance at December 31, 2015	687,228	37.97
Options granted	244,664	43.55
Options canceled	(14,743)	42.64
Options exercised	(330,034)	34.26
Balance at December 31, 2016 (1) (2)	587,115	$42.26
__________

(1)	The outstanding options at December 31, 2016 had a weighted average remaining life of 7.9 years.

(2)
The Company had 74,080 options exercisable at December 31, 2016 with a weighted average exercise price of $40.28, weighted average remaining life of 6.6 years and intrinsic value of $0.8 million. Of these exercisable options, there were no exercise prices higher than the market price of our Common Stock at December 31, 2016.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

13.	Employee Benefit Plans - Continued

Cash received or receivable from options exercised was $13.4 million, $3.3 million and $11.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. The total intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014 was $4.8 million, $0.9 million and $5.0 million, respectively. The total intrinsic value of options outstanding at December 31, 2016, 2015 and 2014 was $5.1 million, $4.3 million and $5.4 million, respectively. The Company generally does not permit the net cash settlement of exercised stock options, but does permit net share settlement so long as the shares received are held for at least a year. The Company has a practice of issuing new shares to satisfy stock option exercises.

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

The following table sets forth time-based restricted stock activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted shares outstanding at December 31, 2013	212,796	$33.96
Awarded and issued (1)	94,932	37.76
Vested (2)	(85,660)	32.87
Restricted shares outstanding at December 31, 2014	222,068	35.97
Awarded and issued (1)	71,994	45.91
Vested (2)	(85,809)	35.14
Forfeited	(3,533)	39.94
Restricted shares outstanding at December 31, 2015	204,720	39.74
Awarded and issued (1)	72,698	43.59
Vested (2)	(84,212)	37.76
Forfeited	(4,225)	41.96
Restricted shares outstanding at December 31, 2016	188,981	$42.06
__________

(1)
The weighted average fair value at grant date of time-based restricted stock issued during the years ended December 31, 2016, 2015 and 2014 was $3.2 million, $3.3 million and $3.6 million, respectively.

(2)
The vesting date fair value of time-based restricted stock that vested during the years ended December 31, 2016, 2015 and 2014 was $3.7 million, $3.9 million and $3.2 million, respectively. Vested shares include those shares surrendered by employees to satisfy tax withholding obligations in connection with such vesting.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

13.	Employee Benefit Plans - Continued

- Total Return-Based Restricted Stock

Shares of total return-based restricted stock vest to the extent the Company's absolute total returns for certain pre-determined three-year periods exceed predetermined goals. The amount subject to vesting ranges from zero to 150%. Notwithstanding the Company’s absolute total return, if the Company’s total return exceeds 100% of the peer group total return index, at least 75% of total return-based restricted stock issued will vest at the end of the applicable period. The weighted average grant date fair value of such shares of total return-based restricted stock issued in 2016, 2015 and 2014 was determined to be $41.37, $43.77 and $35.58, respectively, and is amortized over the respective three-year period or the service period, if shorter, for employees who are or will become eligible under the Company's retirement plan. The fair values of the total return-based restricted stock granted were determined at the grant dates using a Monte Carlo simulation model and the following assumptions:

	2016	2015	2014
Risk free interest rate (1)	0.9%	1.0%	0.7%
Common stock dividend yield (2)	4.1%	3.8%	4.7%
Expected volatility (3)	43.1%	43.0%	43.4%
__________

(1)	Represents the interest rate as of the grant date on US treasury bonds having the same life as the estimated life of the total return-based restricted stock grants.

(2)
The dividend yield is calculated utilizing the dividends paid for the previous one-year period and the average per share price of Common Stock during the three-month period preceding the date of grant.

(3)	Based on the historical volatility of Common Stock over a period relevant to the related total return-based restricted stock grant.

The following table sets forth total return-based restricted stock activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted shares outstanding at December 31, 2013	133,388	$35.29
Awarded and issued (1)	74,569	35.58
Restricted shares outstanding at December 31, 2014	207,957	35.70
Awarded and issued (1) (3)	118,817	37.64
Vested (2) (3)	(129,762)	31.97
Forfeited	(1,709)	37.25
Restricted shares outstanding at December 31, 2015	195,303	36.66
Awarded and issued (1) (3)	64,701	40.87
Vested (2) (3)	(71,617)	36.50
Forfeited	(4,663)	39.91
Restricted shares outstanding at December 31, 2016	183,724	$39.82
__________

(1)
The fair value at grant date of total return-based restricted stock issued during the years ended December 31, 2016, 2015 and 2014 was $2.4 million, $2.5 million and $2.7 million, respectively, at target.

(2)
The vesting date fair value of total return-based restricted stock that vested during the years ended December 31, 2016 and 2015 was $3.1 million and $5.9 million, respectively, based on the performance of the specific plans. Vested shares include those shares surrendered by employees to satisfy tax withholding obligations in connection with such vesting. There were no vested shares of total return-based restricted stock during the year ended December 31, 2014.

(3)	The 2016 and 2015 amounts include 6,647 and 61,860 additional shares, respectively, from the 2013 and 2012 plans, respectively, since the plans' payouts were in excess of the initial 100% target.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

13.	Employee Benefit Plans - Continued

401(k) Retirement Savings Plan

We have a 401(k) Retirement Savings Plan covering substantially all employees who meet certain age and employment criteria. We contribute amounts for each participant at a rate of 75% of the employee’s contribution (up to 6% of each employee’s bi-weekly salary and cash incentives, subject to statutory limits). During the years ended December 31, 2016, 2015 and 2014, we contributed $1.3 million, $1.3 million and $1.2 million, respectively, to the 401(k) savings plan. The assets of this qualified plan are not included in our Consolidated Financial Statements since the assets are not owned by us.

Retirement Plan

The Company has a retirement plan for employees with at least 30 years of continuous service or are at least 55 years old with at least 10 years of continuous service. Subject to advance written notice and a non-compete agreement, eligible retirees would be entitled to receive a pro rata amount of the annual non-equity incentive compensation earned during the year of retirement and stock options and time-based restricted stock would be non-forfeitable and vest according to the terms of their original grants. Eligible retirees would also be entitled to retain any total return-based restricted stock that subsequently vests after the retirement date according to the terms of their original grants. For employees who meet the age and service eligibility requirements, 100% of their annual grants are expensed at the grant date as if fully vested. For employees who will meet the age and service eligibility requirements within the normal vesting periods, the grants are amortized over the shorter service period.

Deferred Compensation

Prior to 2010, officers could elect to defer all or a portion of their cash compensation, which was then invested in unrelated mutual funds under our non-qualified deferred compensation plan. These investments are recorded at fair value, which aggregated $2.5 million and $2.7 million at December 31, 2016 and 2015, respectively, and are included in prepaid expenses and other assets, with an offsetting deferred compensation liability recorded in accounts payable, accrued expenses and other liabilities. Deferred amounts ultimately payable to the participants are based on the value of the related mutual fund investments. Accordingly, changes in the value of the unrelated mutual funds are recorded in interest and other income and the corresponding offsetting changes in the deferred compensation liability are recorded in general and administration expense. As a result, there is no effect on our net income.

The following table sets forth our deferred compensation liability:

	Year Ended December 31,
	2016	2015	2014
Beginning deferred compensation liability	$2,736	$3,635	$3,996
Mark-to-market adjustment to deferred compensation (in general and administrative expenses)	222	(32)	235
Distributions from deferred compensation plans	(507)	(867)	(596)
Total deferred compensation liability	$2,451	$2,736	$3,635

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan ("ESPP") pursuant to which employees may contribute up to 25% of their cash compensation for the purchase of Common Stock. At the end of each quarterly offering period, each participant's account balance, which includes any and all accumulated dividends, is applied to acquire shares of Common Stock at a cost that is calculated at 85% of the average closing price on the New York Stock Exchange on the five consecutive days preceding the last day of the quarter. In the years ended December 31, 2016, 2015 and 2014, the Company issued 27,773, 29,496 and 28,682 shares, respectively, of Common Stock under this Plan. The 15% discount on newly issued shares, which is taxable income to the participants and is recorded by us as additional compensation expense, aggregated $0.2 million in each of the years ended December 31, 2016, 2015 and 2014. As a general rule, shares purchased under the Plan must be held for at least a year. The Company satisfies its ESPP obligations by issuing additional shares of Common Stock.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

14.	Accumulated Other Comprehensive Income/(Loss)

The following table sets forth the components of accumulated other comprehensive income/(loss):

	December 31,
	2016	2015
Tax increment financing bond:
Beginning balance	$—	$(445)
Unrealized gains on tax increment financing bond	—	445
Ending balance	—	—
Cash flow hedges:
Beginning balance	(3,811)	(3,467)
Unrealized gains/(losses) on cash flow hedges	5,703	(4,040)
Amortization of cash flow hedges (1)	3,057	3,696
Ending balance	4,949	(3,811)
Total accumulated other comprehensive income/(loss)	$4,949	$(3,811)
__________

(1)	Amounts reclassified out of accumulated other comprehensive income/(loss) into contractual interest expense.

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

	Year Ended December 31,
	2016	2015	2014
Contractual rents, net	$561,242	$513,909	$476,684
Straight-line rental income, net	23,909	22,054	21,045
Cost recovery income, net	48,730	45,247	39,112
Lease termination fees	2,311	990	658
Other miscellaneous operating revenues	29,442	22,471	18,372
	$665,634	$604,671	$555,871

The following table sets forth our scheduled future minimum base rents to be received from customers for leases in effect at December 31, 2016 for the properties that we wholly own:

2017	$590,003
2018	566,742
2019	505,687
2020	427,392
2021	367,053
Thereafter	1,247,247
$3,704,124

The following table sets forth our rental property and other expenses from continuing operations:

	Year Ended December 31,
	2016	2015	2014
Utilities, insurance and real estate taxes	$124,940	$117,470	$113,226
Maintenance, cleaning and general building	86,221	79,091	74,109
Property management and administrative expenses	12,588	12,446	12,093
Other miscellaneous operating expenses	7,336	6,934	6,456
	$231,085	$215,941	$205,884

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

16.	Real Estate, Other Assets and Liabilities Held For Sale and Discontinued Operations

The following tables set forth the assets and liabilities related to discontinued operations at December 31, 2016 and 2015 and the results of operations and cash flows for the years ended December 31, 2016, 2015 and 2014:

	December 31,
	2016	2015
Assets:
Land	$—	$16,681
Buildings and tenant improvements	—	322,811
Land held for development	—	1,089
Less-accumulated depreciation	—	(131,274)
Net real estate assets	—	209,307
Accrued straight-line rents receivable, net	—	11,730
Deferred leasing costs, net	—	6,690
Prepaid expenses and other assets, net	—	13,221
Real estate and other assets, net, held for sale	$—	$240,948
Liabilities:
Accounts payable, accrued expenses and other liabilities	$—	$(6,717)
Financing obligation	—	(7,402)
Liabilities held for sale	$—	$(14,119)

	Year Ended December 31,
	2016	2015	2014
Rental and other revenues	$8,484	$50,935	$52,597
Operating expenses:
Rental property and other expenses	3,334	20,805	19,620
Depreciation and amortization	—	14,039	15,386
General and administrative	1,388	2,366	965
Total operating expenses	4,722	37,210	35,971
Interest expense	85	621	725
Other income	420	2,635	2,700
Income from discontinued operations	4,097	15,739	18,601
Net gains on disposition of discontinued operations	414,496	—	384
Total income from discontinued operations	$418,593	$15,739	$18,985

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities	$2,040	$27,579	$32,485
Cash flows from investing activities	$417,097	$(16,445)	$(8,279)

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

17.	Earnings Per Share and Per Unit

The following table sets forth the computation of basic and diluted earnings per share of the Company:

	Year Ended December 31,
	2016	2015	2014
Earnings per Common Share - basic:
Numerator:
Income from continuing operations	$122,546	$85,521	$96,987
Net (income) attributable to noncontrolling interests in the Operating Partnership from continuing operations	(3,331)	(2,443)	(2,945)
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(1,253)	(1,264)	(1,466)
Dividends on Preferred Stock	(2,501)	(2,506)	(2,507)
Income from continuing operations available for common stockholders	115,461	79,308	90,069
Income from discontinued operations	418,593	15,739	18,985
Net (income) attributable to noncontrolling interests in the Operating Partnership from discontinued operations	(12,265)	(475)	(597)
Income from discontinued operations available for common stockholders	406,328	15,264	18,388
Net income available for common stockholders	$521,789	$94,572	$108,457
Denominator:
Denominator for basic earnings per Common Share – weighted average shares	98,439	94,404	90,743
Earnings per Common Share - basic:
Income from continuing operations available for common stockholders	$1.17	$0.84	$1.00
Income from discontinued operations available for common stockholders	4.13	0.16	0.20
Net income available for common stockholders	$5.30	$1.00	$1.20
Earnings per Common Share - diluted:
Numerator:
Income from continuing operations	$122,546	$85,521	$96,987
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(1,253)	(1,264)	(1,466)
Dividends on Preferred Stock	(2,501)	(2,506)	(2,507)
Income from continuing operations available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	118,792	81,751	93,014
Income from discontinued operations available for common stockholders	418,593	15,739	18,985
Net income available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	$537,385	$97,490	$111,999
Denominator:
Denominator for basic earnings per Common Share – weighted average shares	98,439	94,404	90,743
Add:
Stock options using the treasury method	87	87	119
Noncontrolling interests Common Units	2,872	2,915	2,938
Denominator for diluted earnings per Common Share – adjusted weighted average shares and assumed conversions (1)	101,398	97,406	93,800
Earnings per Common Share - diluted:
Income from continuing operations available for common stockholders	$1.17	$0.84	$0.99
Income from discontinued operations available for common stockholders	4.13	0.16	0.20
Net income available for common stockholders	$5.30	$1.00	$1.19
__________

(1)	Includes all unvested restricted stock where dividends on such restricted stock are non-forfeitable.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

17.	Earnings Per Share and Per Unit - Continued

The following table sets forth the computation of basic and diluted earnings per unit of the Operating Partnership:

	Year Ended December 31,
	2016	2015	2014
Earnings per Common Unit - basic:
Numerator:
Income from continuing operations	$122,546	$85,521	$96,987
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(1,253)	(1,264)	(1,466)
Distributions on Preferred Units	(2,501)	(2,506)	(2,507)
Income from continuing operations available for common unitholders	118,792	81,751	93,014
Income from discontinued operations available for common unitholders	418,593	15,739	18,985
Net income available for common unitholders	$537,385	$97,490	$111,999
Denominator:
Denominator for basic earnings per Common Unit – weighted average units	100,902	96,910	93,272
Earnings per Common Unit - basic:
Income from continuing operations available for common unitholders	$1.18	$0.84	$1.00
Income from discontinued operations available for common unitholders	4.15	0.17	0.20
Net income available for common unitholders	$5.33	$1.01	$1.20
Earnings per Common Unit - diluted:
Numerator:
Income from continuing operations	$122,546	$85,521	$96,987
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(1,253)	(1,264)	(1,466)
Distributions on Preferred Units	(2,501)	(2,506)	(2,507)
Income from continuing operations available for common unitholders	118,792	81,751	93,014
Income from discontinued operations available for common unitholders	418,593	15,739	18,985
Net income available for common unitholders	$537,385	$97,490	$111,999
Denominator:
Denominator for basic earnings per Common Unit – weighted average units	100,902	96,910	93,272
Add:
Stock options using the treasury method	87	87	119
Denominator for diluted earnings per Common Unit – adjusted weighted average units and assumed conversions (1)	100,989	96,997	93,391
Earnings per Common Unit - diluted:
Income from continuing operations available for common unitholders	$1.18	$0.84	$1.00
Income from discontinued operations available for common unitholders	4.14	0.17	0.20
Net income available for common unitholders	$5.32	$1.01	$1.20
__________

(1)	Includes all unvested restricted stock where distributions on such restricted stock are non-forfeitable.

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

The minimum dividend per share of Common Stock required for the Company to maintain its REIT status was $0.99, $1.31 and $1.13 per share in 2016, 2015 and 2014, respectively. Continued qualification as a REIT depends on the Company's ability to satisfy the dividend distribution tests, stock ownership requirements and various other qualification tests. The tax basis of the Company's assets (net of accumulated tax depreciation and amortization) and liabilities was approximately $4.0 billion and $2.3 billion, respectively, at December 31, 2016 and $4.2 billion and $2.6 billion, respectively, at December 31, 2015. The tax basis of the Operating Partnership's assets (net of accumulated tax depreciation and amortization) and liabilities was approximately $4.0 billion and $2.3 billion, respectively, at December 31, 2016 and $4.2 billion and $2.6 billion, respectively, at December 31, 2015.

During the years ended December 31, 2016, 2015 and 2014, the Company qualified as a REIT and incurred no federal income tax expense; accordingly, the only federal income taxes included in the accompanying Consolidated Financial Statements relate to activities of the Company's taxable REIT subsidiary.

The following table sets forth the Company's income tax expense/(benefit):

	Year Ended December 31,
	2016	2015	2014
Current tax expense/(benefit):
Federal	$(38)	$949	$1,480
State	89	351	161
	51	1,300	1,641
Deferred tax expense/(benefit):
Federal	(160)	(233)	(1,628)
State	87	(115)	(305)
	(73)	(348)	(1,933)
Less tax expense netted against gain on disposition of property	—	(518)	—
Total income tax expense/(benefit)	$(22)	$434	$(292)

The Company's net deferred tax liability was $0.1 million and $0.2 million as of December 31, 2016 and 2015, respectively. The net deferred tax liability is comprised primarily of tax versus book differences related to property (depreciation, amortization and basis differences).

For the years ended December 31, 2016 and 2015, there were no unrecognized tax benefits. The Company is subject to federal, state and local income tax examinations by taxing authorities for 2013 through 2016. The Company does not expect that the total amount of unrecognized benefits will materially change within the next year.

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

The following tables summarize the rental and other revenues and net operating income, the primary industry property-level performance metric used by our chief operating decision maker which is defined as rental and other revenues less rental property and other expenses, for each of our reportable segments. Our segment information for the year ended December 31, 2014 has been retrospectively revised from previously reported amounts to reflect a change in our reportable segments.

	Year Ended December 31,
	2016	2015	2014
Rental and Other Revenues:
Office:
Atlanta	$134,601	$108,590	$96,075
Greensboro	20,522	21,251	25,018
Memphis	48,251	47,137	41,016
Nashville	95,912	88,310	80,722
Orlando	46,260	44,621	36,574
Pittsburgh	58,789	59,392	56,692
Raleigh	112,958	102,841	87,428
Richmond	44,315	42,089	45,559
Tampa	89,903	75,715	69,693
Total Office Segment	651,511	589,946	538,777
Other	14,123	14,725	17,094
Total Rental and Other Revenues	$665,634	$604,671	$555,871

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

19.	Segment Information - Continued

	Year Ended December 31,
	2016	2015	2014
Net Operating Income:
Office:
Atlanta	$84,733	$67,094	$58,180
Greensboro	12,781	13,395	15,784
Memphis	30,038	29,534	24,376
Nashville	68,678	62,387	55,354
Orlando	26,525	25,524	21,286
Pittsburgh	34,175	34,348	31,505
Raleigh	80,803	72,981	61,317
Richmond	30,505	27,922	30,021
Tampa	56,493	45,447	40,875
Total Office Segment	424,731	378,632	338,698
Other	9,818	10,098	11,289
Total Net Operating Income	434,549	388,730	349,987
Reconciliation to income from continuing operations before disposition of investment properties and activity in unconsolidated affiliates:
Depreciation and amortization	(220,140)	(201,918)	(180,637)
Impairments of real estate assets	—	—	(588)
General and administrative expenses	(38,153)	(37,642)	(35,258)
Interest expense	(76,648)	(86,052)	(85,127)
Other income	2,338	1,726	2,431
Income from continuing operations before disposition of investment properties and activity in unconsolidated affiliates	$101,946	$64,844	$50,808

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

19.	Segment Information - Continued

	December 31,
	2016	2015
Total Assets:
Office:
Atlanta	$1,039,519	$1,013,226
Greensboro	127,887	131,027
Memphis	271,115	277,866
Nashville	714,905	591,111
Orlando	307,021	303,843
Pittsburgh	353,816	339,186
Raleigh	760,607	663,617
Richmond	212,508	211,574
Tampa	553,068	548,814
Total Office Segment	4,340,446	4,080,264
Other (1)	220,604	405,367
Total Assets	$4,561,050	$4,485,631
__________

(1)	Includes the Plaza assets, which were included in real estate and other assets, net, held for sale on our Consolidated Balance Sheets at December 31, 2015.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

20.	Quarterly Financial Data (Unaudited)

The following tables set forth quarterly financial information of the Company:

	Year Ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Rental and other revenues	$164,859	$166,860	$166,269	$167,646	$665,634

Income from continuing operations	28,142	33,528	33,840	27,036	122,546
Income from discontinued operations (1)	418,593	—	—	—	418,593
Net income	446,735	33,528	33,840	27,036	541,139
Net (income) attributable to noncontrolling interests in the Operating Partnership	(13,011)	(939)	(926)	(720)	(15,596)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(308)	(314)	(319)	(312)	(1,253)
Dividends on Preferred Stock	(626)	(627)	(624)	(624)	(2,501)
Net income available for common stockholders	$432,790	$31,648	$31,971	$25,380	$521,789
Earnings per Common Share – basic:
Income from continuing operations available for common stockholders	$0.27	$0.32	$0.32	$0.25	$1.17
Income from discontinued operations available for common stockholders	4.22	—	—	—	4.13
Net income available for common stockholders	$4.49	$0.32	$0.32	$0.25	$5.30
Earnings per Common Share – diluted:
Income from continuing operations available for common stockholders	$0.27	$0.32	$0.32	$0.25	$1.17
Income from discontinued operations available for common stockholders	4.22	—	—	—	4.13
Net income available for common stockholders	$4.49	$0.32	$0.32	$0.25	$5.30
__________

(1)	See Note 2 for a discussion regarding the sales of the Plaza assets.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

20.	Quarterly Financial Data (Unaudited) - Continued

	Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Rental and other revenues	$145,236	$148,543	$150,766	$160,126	$604,671

Income from continuing operations	16,920	22,221	27,352	19,028	85,521
Income from discontinued operations	3,915	4,670	4,265	2,889	15,739
Net income	20,835	26,891	31,617	21,917	101,260
Net (income) attributable to noncontrolling interests in the Operating Partnership	(596)	(782)	(918)	(622)	(2,918)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(296)	(328)	(324)	(316)	(1,264)
Dividends on Preferred Stock	(627)	(626)	(626)	(627)	(2,506)
Net income available for common stockholders	$19,316	$25,155	$29,749	$20,352	$94,572
Earnings per Common Share – basic:
Income from continuing operations available for common stockholders	$0.17	$0.22	$0.27	$0.18	$0.84
Income from discontinued operations available for common stockholders	0.04	0.05	0.04	0.03	0.16
Net income available for common stockholders	$0.21	$0.27	$0.31	$0.21	$1.00
Earnings per Common Share – diluted:
Income from continuing operations available for common stockholders	$0.17	$0.22	$0.27	$0.18	$0.84
Income from discontinued operations available for common stockholders	0.04	0.05	0.04	0.03	0.16
Net income available for common stockholders	$0.21	$0.27	$0.31	$0.21	$1.00

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

20.	Quarterly Financial Data (Unaudited) - Continued

The following tables set forth quarterly financial information of the Operating Partnership:

	Year Ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Rental and other revenues	$164,859	$166,860	$166,269	$167,646	$665,634

Income from continuing operations	28,142	33,528	33,840	27,036	122,546
Income from discontinued operations (1)	418,593	—	—	—	418,593
Net income	446,735	33,528	33,840	27,036	541,139
Net (income) attributable to noncontrolling interests in consolidated affiliates	(308)	(314)	(319)	(312)	(1,253)
Distributions on Preferred Units	(626)	(627)	(624)	(624)	(2,501)
Net income available for common unitholders	$445,801	$32,587	$32,897	$26,100	$537,385
Earnings per Common Unit – basic:
Income from continuing operations available for common unitholders	$0.28	$0.33	$0.32	$0.25	$1.18
Income from discontinued operations available for common unitholders	4.23	—	—	—	4.15
Net income available for common unitholders	$4.51	$0.33	$0.32	$0.25	$5.33
Earnings per Common Unit – diluted:
Income from continuing operations available for common unitholders	$0.28	$0.33	$0.32	$0.25	$1.18
Income from discontinued operations available for common unitholders	4.23	—	—	—	4.14
Net income available for common unitholders	$4.51	$0.33	$0.32	$0.25	$5.32
__________

(1)	See Note 2 for a discussion regarding the sales of the Plaza assets.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

20.	Quarterly Financial Data (Unaudited) - Continued

	Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Rental and other revenues	$145,236	$148,543	$150,766	$160,126	$604,671

Income from continuing operations	16,920	22,221	27,352	19,028	85,521
Income from discontinued operations	3,915	4,670	4,265	2,889	15,739
Net income	20,835	26,891	31,617	21,917	101,260
Net (income) attributable to noncontrolling interests in consolidated affiliates	(296)	(328)	(324)	(316)	(1,264)
Distributions on Preferred Units	(627)	(626)	(626)	(627)	(2,506)
Net income available for common unitholders	$19,912	$25,937	$30,667	$20,974	$97,490
Earnings per Common Unit – basic:
Income from continuing operations available for common unitholders	$0.17	$0.22	$0.27	$0.18	$0.84
Income from discontinued operations available for common unitholders	0.04	0.05	0.05	0.03	0.17
Net income available for common unitholders	$0.21	$0.27	$0.32	$0.21	$1.01
Earnings per Common Unit – diluted:
Income from continuing operations available for common unitholders	$0.17	$0.22	$0.27	$0.18	$0.84
Income from discontinued operations available for common unitholders	0.04	0.05	0.05	0.03	0.17
Net income available for common unitholders	$0.21	$0.27	$0.32	$0.21	$1.01

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

21.	Subsequent Events

On January 10, 2017, the Company paid a special cash dividend of $0.80 per share to stockholders of record as of December 27, 2016. The principal purpose of the special dividend was to distribute taxable capital gains associated with the sales of the Plaza assets earlier in 2016.

On February 7, 2017, the Company declared a regular cash dividend of $0.44 per share of Common Stock, which is payable on March 7, 2017 to stockholders of record as of February 17, 2017.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE II
(in thousands)

The following table sets forth the activity of allowance for doubtful accounts:

	Balance at December 31, 2015	Additions	Deductions	Balance at December 31, 2016
Allowance for Doubtful Accounts - Straight-Line Rent	$257	$1,501	$(1,066)	$692
Allowance for Doubtful Accounts - Accounts Receivable	928	1,045	(1,349)	624
Allowance for Doubtful Accounts - Notes Receivable	287	—	(182)	105
Totals	$1,472	$2,546	$(2,597)	$1,421

	Balance at December 31, 2014	Additions	Deductions	Balance at December 31, 2015
Allowance for Doubtful Accounts - Straight-Line Rent	$316	$1,412	$(1,471)	$257
Allowance for Doubtful Accounts - Accounts Receivable	1,314	1,141	(1,527)	928
Allowance for Doubtful Accounts - Notes Receivable	275	12	—	287
Totals	$1,905	$2,565	$(2,998)	$1,472

	Balance at December 31, 2013	Additions	Deductions	Balance at December 31, 2014
Allowance for Doubtful Accounts - Straight-Line Rent	$601	$1,271	$(1,556)	$316
Allowance for Doubtful Accounts - Accounts Receivable	1,648	1,342	(1,676)	1,314
Allowance for Doubtful Accounts - Notes Receivable	302	—	(27)	275
Totals	$2,551	$2,613	$(3,259)	$1,905

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTE TO SCHEDULE III
(in thousands)

The following table sets forth the activity of real estate assets and accumulated depreciation:

	December 31,
	2016	2015	2014
Real estate assets:
Beginning balance	$4,915,858	$4,271,966	$4,215,275
Additions:
Acquisitions, development and improvements	353,236	708,793	282,105
Cost of real estate sold and retired	(403,991)	(64,901)	(225,414)
Ending balance (a)	$4,865,103	$4,915,858	$4,271,966
Accumulated depreciation:
Beginning balance	$1,138,378	$1,024,936	$977,074
Depreciation expense	173,072	168,663	154,448
Real estate sold and retired	(177,347)	(55,221)	(106,586)
Ending balance (b)	$1,134,103	$1,138,378	$1,024,936

(a)	Reconciliation of total real estate assets to balance sheet caption:

	2016	2015	2014
Total per Schedule III	$4,865,103	$4,915,858	$4,271,966
Development in-process exclusive of land included in Schedule III	279,602	194,050	201,409
Real estate assets, net, held for sale	—	(340,581)	(331,813)
Total real estate assets	$5,144,705	$4,769,327	$4,141,562

(b)	Reconciliation of total accumulated depreciation to balance sheet caption:

	2016	2015	2014
Total per Schedule III	$1,134,103	$1,138,378	$1,024,936
Real estate assets, net, held for sale	—	(131,274)	(131,419)
Total accumulated depreciation	$1,134,103	$1,007,104	$893,517

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

December 31, 2016

			Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Property Type	2016 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets (2)	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
Atlanta, GA
1700 Century Circle	Office		$—	$2,482	$2	$1,546	$2	$4,028	$4,030	$1,136	1983	5-40 yrs.
1800 Century Boulevard	Office		1,444	29,081	—	15,019	1,444	44,100	45,544	24,550	1975	5-40 yrs.
1825 Century Parkway	Office		864	—	303	14,439	1,167	14,439	15,606	5,493	2002	5-40 yrs.
1875 Century Boulevard	Office		—	8,924	—	8,228	—	17,152	17,152	5,182	1976	5-40 yrs.
1900 Century Boulevard	Office		—	4,744	—	728	—	5,472	5,472	3,234	1971	5-40 yrs.
2200 Century Parkway	Office		—	14,432	—	5,580	—	20,012	20,012	9,808	1971	5-40 yrs.
2400 Century Parkway	Office		—	—	406	12,766	406	12,766	13,172	5,904	1998	5-40 yrs.
2500 Century Parkway	Office		—	—	328	14,424	328	14,424	14,752	6,142	2005	5-40 yrs.
2500/2635 Parking Garage	Office		—	—	—	6,317	—	6,317	6,317	1,754	2005	5-40 yrs.
2600 Century Parkway	Office		—	10,679	—	4,280	—	14,959	14,959	8,127	1973	5-40 yrs.
2635 Century Parkway	Office		—	21,643	—	4,975	—	26,618	26,618	12,725	1980	5-40 yrs.
2800 Century Parkway	Office		—	20,449	—	12,429	—	32,878	32,878	14,770	1983	5-40 yrs.
50 Glenlake	Office		2,500	20,006	—	3,999	2,500	24,005	26,505	11,483	1997	5-40 yrs.
Century Plaza I	Office		1,290	8,567	—	4,840	1,290	13,407	14,697	5,709	1981	5-40 yrs.
Century Plaza II	Office		1,380	7,733	—	2,947	1,380	10,680	12,060	4,526	1984	5-40 yrs.
Federal Aviation Administration	Office		1,196	—	1,416	15,156	2,612	15,156	17,768	4,578	2009	5-40 yrs.
Henry County - Land	Industrial		3,010	—	13	—	3,023	—	3,023	—	N/A	N/A
5405 Windward Parkway	Office		3,342	32,111	—	19,171	3,342	51,282	54,624	17,856	1998	5-40 yrs.
Riverpoint - Land	Industrial		7,250	—	3,913	2,543	11,163	2,543	13,706	449	N/A	5-40 yrs.
Riverwood 100	Office		5,785	64,913	(29)	13,848	5,756	78,761	84,517	13,280	1989	5-40 yrs.
South Park Residential - Land	Other		50	—	7	—	57	—	57	—	N/A	N/A
South Park Site - Land	Industrial		1,204	—	754	—	1,958	—	1,958	—	N/A	N/A
Tradeport - Land	Industrial		5,243	—	(4,819)	—	424	—	424	—	N/A	N/A
Two Point Royal	Office		1,793	14,964	—	3,645	1,793	18,609	20,402	8,526	1997	5-40 yrs.
Two Alliance Center	Office		9,579	125,549	—	4,026	9,579	129,575	139,154	21,476	2009	5-40 yrs.
One Alliance Center	Office		14,775	123,071	—	10,994	14,775	134,065	148,840	16,596	2001	5-40 yrs.

HIGHWOODS PROPERTIES, INC. HIGHWOODS REALTY LIMITED PARTNERSHIP SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

			Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Property Type	2016 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets (2)	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
10 Glenlake North	Office		5,349	26,334	—	968	5,349	27,302	32,651	4,002	2000	5-40 yrs.
10 Glenlake South	Office		5,103	22,811	—	2,715	5,103	25,526	30,629	3,612	1999	5-40 yrs.
Riverwood 300 Land	Office		400	—	—	—	400	—	400	—	N/A	N/A
Monarch Tower	Office		22,717	143,068	—	3,379	22,717	146,447	169,164	6,646	1997	5-40 yrs.
Monarch Plaza	Office		27,678	88,962	—	3,086	27,678	92,048	119,726	4,440	1983	5-40 yrs.
Memphis, TN
3400 Players Club Parkway	Office		1,005	—	207	6,172	1,212	6,172	7,384	2,810	1997	5-40 yrs.
Triad Centre I	Office		2,340	11,385	(849)	4,860	1,491	16,245	17,736	7,230	1985	5-40 yrs.
Triad Centre II	Office		1,980	8,677	(404)	4,873	1,576	13,550	15,126	5,367	1987	5-40 yrs.
Atrium I & II	Office		1,570	6,253	—	3,861	1,570	10,114	11,684	4,626	1984	5-40 yrs.
Centrum	Office		1,013	5,580	—	3,382	1,013	8,962	9,975	4,229	1979	5-40 yrs.
Comcast	Office		946	—	—	8,620	946	8,620	9,566	3,446	2008	5-40 yrs.
International Place Phase II	Office		4,884	27,782	—	4,940	4,884	32,722	37,606	16,200	1988	5-40 yrs.
PennMarc Centre	Office		3,607	10,240	—	3,820	3,607	14,060	17,667	3,752	2008	5-40 yrs.
Shadow Creek I	Office		924	—	466	7,280	1,390	7,280	8,670	2,915	2000	5-40 yrs.
Shadow Creek II	Office		734	—	467	7,848	1,201	7,848	9,049	2,561	2001	5-40 yrs.
Southwind Office Center A	Office		1,004	5,694	282	1,306	1,286	7,000	8,286	3,362	1991	5-40 yrs.
Southwind Office Center B	Office		1,366	7,754	—	1,186	1,366	8,940	10,306	4,508	1990	5-40 yrs.
Southwind Office Center C	Office		1,070	—	221	5,496	1,291	5,496	6,787	2,626	1998	5-40 yrs.
Southwind Office Center D	Office		744	—	193	5,900	937	5,900	6,837	2,559	1999	5-40 yrs.
Colonnade	Office		1,300	6,481	267	2,255	1,567	8,736	10,303	3,787	1998	5-40 yrs.
ThyssenKrupp Elevator Mfg Headquarters	Office		1,040	—	25	6,237	1,065	6,237	7,302	1,559	2007	5-40 yrs.
Crescent Center	Office		7,875	32,756	(547)	9,934	7,328	42,690	50,018	9,281	1986	5-40 yrs.
Southwind - Land	Office		3,662	—	(1,477)	—	2,185	—	2,185	—	N/A	N/A
Triad Centre III	Office		1,253	—	—	36,670	1,253	36,670	37,923	8,497	2009	5-40 yrs.
Capital Grille	Office		311	3,258	—	21	311	3,279	3,590	770	2014	5-40 yrs.
Seasons 52	Office		320	3,741	—	—	320	3,741	4,061	854	2014	5-40 yrs.
International Place IV	Office		4,940	49,141	—	(109)	4,940	49,032	53,972	2,348	2015	5-40 yrs.
Nashville, TN
3322 West End	Office		3,025	27,490	—	5,278	3,025	32,768	35,793	13,703	1986	5-40 yrs.
3401 West End	Office		5,862	22,917	—	3,750	5,862	26,667	32,529	14,121	1982	5-40 yrs.

HIGHWOODS PROPERTIES, INC. HIGHWOODS REALTY LIMITED PARTNERSHIP SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

			Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Property Type	2016 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets (2)	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
5310 Maryland Way	Office		1,863	7,201	—	3,667	1,863	10,868	12,731	4,552	1994	5-40 yrs.
Cool Springs 1 & 2 Deck	Office		—	—	—	3,989	—	3,989	3,989	910	2007	5-40 yrs.
Cool Springs 3 & 4 Deck	Office		—	—	—	4,461	—	4,461	4,461	1,082	2007	5-40 yrs.
Cool Springs I	Office		1,583	—	15	14,157	1,598	14,157	15,755	6,149	1999	5-40 yrs.
Cool Springs II	Office		1,824	—	346	18,643	2,170	18,643	20,813	7,022	1999	5-40 yrs.
Cool Springs III	Office		1,631	—	804	15,376	2,435	15,376	17,811	4,034	2006	5-40 yrs.
Cool Springs IV	Office		1,715	—	—	19,112	1,715	19,112	20,827	4,194	2008	5-40 yrs.
Cool Springs V – Healthways	Office		3,688	—	295	53,000	3,983	53,000	56,983	15,780	2007	5-40 yrs.
Harpeth On The Green II	Office		1,419	5,677	—	2,493	1,419	8,170	9,589	4,092	1984	5-40 yrs.
Harpeth On The Green III	Office		1,660	6,649	—	2,908	1,660	9,557	11,217	4,319	1987	5-40 yrs.
Harpeth On The Green IV	Office		1,713	6,842	—	2,186	1,713	9,028	10,741	4,328	1989	5-40 yrs.
Harpeth On The Green V	Office		662	—	197	5,574	859	5,574	6,433	2,454	1998	5-40 yrs.
Hickory Trace	Office		1,164	—	164	4,515	1,328	4,515	5,843	1,687	2001	5-40 yrs.
Highwoods Plaza I	Office		1,552	—	307	8,517	1,859	8,517	10,376	4,179	1996	5-40 yrs.
Highwoods Plaza II	Office		1,448	—	307	8,818	1,755	8,818	10,573	3,369	1997	5-40 yrs.
Seven Springs - Land II	Office		3,715	—	(3,715)	—	—	—	—	—	N/A	N/A
Seven Springs I	Office		2,076	—	592	12,363	2,668	12,363	15,031	4,646	2002	5-40 yrs.
SouthPointe	Office		1,655	—	310	7,791	1,965	7,791	9,756	3,299	1998	5-40 yrs.
The Ramparts of Brentwood	Office		2,394	12,806	—	1,647	2,394	14,453	16,847	5,950	1986	5-40 yrs.
Westwood South	Office		2,106	—	382	10,730	2,488	10,730	13,218	4,212	1999	5-40 yrs.
100 Winners Circle	Office		1,497	7,258	—	1,936	1,497	9,194	10,691	4,461	1987	5-40 yrs.
The Pinnacle at Symphony Place	Office		—	141,469	—	6,328	—	147,797	147,797	17,866	2010	5-40 yrs.
Seven Springs East	Office		2,525	37,587	—	8	2,525	37,595	40,120	3,719	2013	5-40 yrs.
The Shops at Seven Springs	Office		803	8,223	—	503	803	8,726	9,529	1,132	2013	5-40 yrs.
Seven Springs West	Office		—	—	2,439	51,306	2,439	51,306	53,745	788	2016	5-40 yrs.
Virginia Springs - Land	Office		—	—	9,064	—	9,064	—	9,064	—	N/A	N/A
Orlando, FL
Berkshire at MetroCenter	Office		1,265	—	672	11,793	1,937	11,793	13,730	3,420	2007	5-40 yrs.
Capital Plaza III - Land	Office		2,994	—	18	—	3,012	—	3,012	—	N/A	N/A
Eola Park - Land	Office		2,027	—	—	—	2,027	—	2,027	—	N/A	N/A
Oxford - Land	Office		1,100	—	51	—	1,151	—	1,151	—	N/A	N/A

HIGHWOODS PROPERTIES, INC. HIGHWOODS REALTY LIMITED PARTNERSHIP SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

			Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Property Type	2016 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets (2)	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
Stratford - Land	Office		2,034	—	(148)	—	1,886	—	1,886	—	N/A	N/A
Windsor at MetroCenter	Office		—	—	2,060	8,230	2,060	8,230	10,290	2,867	2002	5-40 yrs.
The 1800 Eller Drive Building	Office		—	9,851	—	3,585	—	13,436	13,436	7,740	1983	5-40 yrs.
Seaside Plaza	Office		3,893	29,541	—	4,972	3,893	34,513	38,406	4,512	1982	5-40 yrs.
Capital Plaza Two	Office		4,346	43,394	—	3,695	4,346	47,089	51,435	5,268	1999	5-40 yrs.
Capital Plaza One	Office		3,482	27,321	—	3,184	3,482	30,505	33,987	3,824	1975	5-40 yrs.
Landmark Center Two	Office		4,743	22,031	—	7,108	4,743	29,139	33,882	3,884	1985	5-40 yrs.
Landmark Center One	Office		6,207	22,655	—	7,516	6,207	30,171	36,378	3,470	1983	5-40 yrs.
Lincoln Plaza	Office		3,490	56,079	—	3,170	3,490	59,249	62,739	4,112	2000	5-40 yrs.
Eola	Office	19,066	3,758	11,160	—	1,786	3,758	12,946	16,704	931	1969	5-40 yrs.
Greensboro, NC
6348 Burnt Poplar	Industrial		724	2,900	—	336	724	3,236	3,960	1,701	1990	5-40 yrs.
6350 Burnt Poplar	Industrial		341	1,374	—	781	341	2,155	2,496	878	1992	5-40 yrs.
420 Gallimore Dairy Road	Office		379	1,516	—	936	379	2,452	2,831	1,091	1990	5-40 yrs.
418 Gallimore Dairy Road	Office		462	1,849	—	590	462	2,439	2,901	1,300	1986	5-40 yrs.
416 Gallimore Dairy Road	Office		322	1,293	—	584	322	1,877	2,199	877	1986	5-40 yrs.
7031 Albert Pick Road	Office		510	2,921	—	2,292	510	5,213	5,723	2,613	1986	5-40 yrs.
7029 Albert Pick Road	Office		739	3,237	—	1,851	739	5,088	5,827	2,684	1988	5-40 yrs.
7025 Albert Pick Road	Office		2,393	9,576	—	5,583	2,393	15,159	17,552	7,283	1990	5-40 yrs.
7027 Albert Pick Road	Office		850	—	699	5,200	1,549	5,200	6,749	1,978	1997	5-40 yrs.
7009 Albert Pick Road	Industrial		224	1,068	—	262	224	1,330	1,554	663	1990	5-40 yrs.
426 Gallimore Dairy Road	Office		465	—	380	1,254	845	1,254	2,099	585	1996	5-40 yrs.
422 Gallimore Dairy Road	Industrial		145	1,081	—	379	145	1,460	1,605	797	1990	5-40 yrs.
406 Gallimore Dairy Road	Office		265	—	270	911	535	911	1,446	517	1996	5-40 yrs.
7021 Albert Pick Road	Industrial		237	1,103	—	306	237	1,409	1,646	753	1985	5-40 yrs.
7019 Albert Pick Road	Industrial		192	946	—	375	192	1,321	1,513	636	1985	5-40 yrs.
7015 Albert Pick Road	Industrial		305	1,219	—	262	305	1,481	1,786	787	1985	5-40 yrs.
7017 Albert Pick Road	Industrial		225	928	—	424	225	1,352	1,577	634	1985	5-40 yrs.
7011 Albert Pick Road	Industrial		171	777	—	363	171	1,140	1,311	574	1990	5-40 yrs.
424 Gallimore Dairy Road	Office		271	—	239	833	510	833	1,343	367	1997	5-40 yrs.
410 Gallimore Dairy Road	Industrial		356	1,613	—	778	356	2,391	2,747	1,193	1985	5-40 yrs.

HIGHWOODS PROPERTIES, INC. HIGHWOODS REALTY LIMITED PARTNERSHIP SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

			Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Property Type	2016 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets (2)	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
412 Gallimore Dairy Road	Industrial		374	1,523	—	581	374	2,104	2,478	1,085	1985	5-40 yrs.
408 Gallimore Dairy Road	Industrial		341	1,486	—	758	341	2,244	2,585	1,233	1986	5-40 yrs.
414 Gallimore Dairy Road	Industrial		659	2,676	—	1,034	659	3,710	4,369	1,985	1988	5-40 yrs.
237 Burgess Road	Industrial		860	2,919	—	1,080	860	3,999	4,859	1,923	1986	5-40 yrs.
235 Burgess Road	Industrial		1,302	4,392	—	1,556	1,302	5,948	7,250	2,901	1987	5-40 yrs.
241 Burgess Road	Industrial		450	1,517	—	1,265	450	2,782	3,232	1,447	1988	5-40 yrs.
243 Burgess Road	Industrial		452	1,514	—	317	452	1,831	2,283	950	1988	5-40 yrs.
496 Gallimore Dairy Road	Industrial		546	—	—	3,033	546	3,033	3,579	1,477	1998	5-40 yrs.
494 Gallimore Dairy Road	Industrial		749	—	—	3,050	749	3,050	3,799	1,142	1999	5-40 yrs.
486 Gallimore Dairy Road	Industrial		603	—	—	3,097	603	3,097	3,700	1,054	1999	5-40 yrs.
488 Gallimore Dairy Road	Industrial		499	—	—	2,238	499	2,238	2,737	885	1999	5-40 yrs.
490 Gallimore Dairy Road	Industrial		1,733	—	—	6,297	1,733	6,297	8,030	3,578	1999	5-40 yrs.
Brigham Road - Land	Industrial		7,059	—	(4,610)	—	2,449	—	2,449	—	N/A	N/A
651 Brigham Road	Industrial		453	—	360	2,981	813	2,981	3,794	1,212	2002	5-40 yrs.
657 Brigham Road	Industrial		2,733	—	881	10,634	3,614	10,634	14,248	2,725	2006	5-40 yrs.
653 Brigham Road	Industrial		814	—	—	3,587	814	3,587	4,401	813	2007	5-40 yrs.
1501 Highwoods Boulevard	Office		1,476	—	—	7,909	1,476	7,909	9,385	2,922	2001	5-40 yrs.
Jefferson Pilot - Land	Office		11,759	—	(4,311)	—	7,448	—	7,448	—	N/A	N/A
4200 Tudor Lane	Industrial		515	—	383	2,820	898	2,820	3,718	1,194	1996	5-40 yrs.
4224 Tudor Lane	Industrial		435	—	288	2,428	723	2,428	3,151	937	1996	5-40 yrs.
7023 Albert Pick Road	Office		834	3,459	—	1,046	834	4,505	5,339	2,294	1989	5-40 yrs.
370 Knollwood Street	Office		1,826	7,495	—	3,856	1,826	11,351	13,177	5,531	1994	5-40 yrs.
380 Knollwood Street	Office		2,989	12,029	—	4,551	2,989	16,580	19,569	8,786	1990	5-40 yrs.
Church St Medical Center I	Office		2,734	9,129	—	372	2,734	9,501	12,235	1,201	2003	5-40 yrs.
Church St Medical Center II	Office		2,376	5,451	—	174	2,376	5,625	8,001	1,177	2007	5-40 yrs.
Church St Medical Center III	Office		925	4,551	—	119	925	4,670	5,595	837	2008	5-40 yrs.
628 Green Valley Road	Office		2,906	12,141	—	910	2,906	13,051	15,957	1,497	1998	5-40 yrs.
701 Green Valley Road	Office		3,787	7,719	—	1,028	3,787	8,747	12,534	1,279	1996	5-40 yrs.
661 Brigham Road	Office		—	—	890	5,512	890	5,512	6,402	104	2016	5-40 yrs.
Pittsburgh, PA
One PPG Place	Office	(1)	9,819	107,643	—	41,066	9,819	148,709	158,528	26,724	1983-1985	5-40 yrs.

HIGHWOODS PROPERTIES, INC. HIGHWOODS REALTY LIMITED PARTNERSHIP SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

			Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Property Type	2016 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets (2)	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
Two PPG Place	Office	(1)	2,302	10,978	—	6,731	2,302	17,709	20,011	2,240	1983-1985	5-40 yrs.
Three PPG Place	Office	(1)	501	2,923	—	4,000	501	6,923	7,424	1,173	1983-1985	5-40 yrs.
Four PPG Place	Office	(1)	620	3,239	—	1,778	620	5,017	5,637	932	1983-1985	5-40 yrs.
Five PPG Place	Office	(1)	803	4,924	—	1,779	803	6,703	7,506	1,438	1983-1985	5-40 yrs.
Six PPG Place	Office	(1)	3,353	25,602	—	7,249	3,353	32,851	36,204	4,860	1983-1985	5-40 yrs.
EQT Plaza	Office		—	83,812	16,457	12,124	16,457	95,936	112,393	14,846	1987	5-40 yrs.
Raleigh, NC
3600 Glenwood Avenue	Office		—	10,994	—	4,550	—	15,544	15,544	7,729	1986	5-40 yrs.
3737 Glenwood Avenue	Office		—	—	318	16,434	318	16,434	16,752	6,545	1999	5-40 yrs.
4800 North Park	Office		2,678	17,630	—	7,556	2,678	25,186	27,864	15,215	1985	5-40 yrs.
5000 North Park	Office		1,010	4,612	(49)	3,214	961	7,826	8,787	4,528	1980	5-40 yrs.
801 Raleigh Corporate Center	Office		828	—	272	10,748	1,100	10,748	11,848	3,511	2002	5-40 yrs.
Blue Ridge I	Office		722	4,606	—	1,780	722	6,386	7,108	3,379	1982	5-40 yrs.
Blue Ridge II	Office		462	1,410	—	774	462	2,184	2,646	1,439	1988	5-40 yrs.
Cape Fear	Office		131	1,630	(2)	1,159	129	2,789	2,918	2,327	1979	5-40 yrs.
Catawba	Office		125	1,635	(2)	2,370	123	4,005	4,128	3,630	1980	5-40 yrs.
CentreGreen One	Office		1,529	—	(391)	10,559	1,138	10,559	11,697	4,583	2000	5-40 yrs.
CentreGreen Two	Office		1,653	—	(389)	10,192	1,264	10,192	11,456	3,529	2001	5-40 yrs.
CentreGreen Four	Office		1,779	—	(397)	13,685	1,382	13,685	15,067	3,323	2002	5-40 yrs.
CentreGreen Five	Office		1,280	—	55	12,798	1,335	12,798	14,133	4,091	2008	5-40 yrs.
Cottonwood	Office		609	3,244	—	589	609	3,833	4,442	2,177	1983	5-40 yrs.
Dogwood	Office		766	2,769	—	538	766	3,307	4,073	1,918	1983	5-40 yrs.
GlenLake - Land	Office		13,003	—	(8,359)	114	4,644	114	4,758	45	N/A	5-40 yrs.
GlenLake One	Office		924	—	1,324	21,097	2,248	21,097	23,345	7,358	2002	5-40 yrs.
GlenLake Four	Office		1,659	—	493	21,790	2,152	21,790	23,942	7,571	2006	5-40 yrs.
GlenLake Six	Office		941	—	(365)	22,573	576	22,573	23,149	6,594	2008	5-40 yrs.
701 Raleigh Corporate Center	Office		1,304	—	540	16,121	1,844	16,121	17,965	7,906	1996	5-40 yrs.
Highwoods Centre	Office		531	—	(267)	7,658	264	7,658	7,922	3,427	1998	5-40 yrs.
Highwoods Office Center North - Land	Office		357	49	—	—	357	49	406	36	N/A	5-40 yrs.
Highwoods Tower One	Office		203	16,744	—	6,276	203	23,020	23,223	12,622	1991	5-40 yrs.
Highwoods Tower Two	Office		365	—	503	21,269	868	21,269	22,137	8,646	2001	5-40 yrs.

HIGHWOODS PROPERTIES, INC. HIGHWOODS REALTY LIMITED PARTNERSHIP SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

			Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Property Type	2016 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets (2)	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
Inveresk Parcel 2 - Land	Office		657	—	38	103	695	103	798	3	N/A	N/A
Lake Boone Medical Center	Office		1,450	6,311	—	262	1,450	6,573	8,023	1,090	1998	5-40 yrs.
4620 Creekstone Drive	Office		149	—	107	3,085	256	3,085	3,341	1,211	2001	5-40 yrs.
4825 Creekstone Drive	Office		398	—	293	11,150	691	11,150	11,841	4,486	1999	5-40 yrs.
Pamlico	Office		289	—	—	10,448	289	10,448	10,737	7,307	1980	5-40 yrs.
ParkWest One	Office		242	—	—	3,303	242	3,303	3,545	1,251	2001	5-40 yrs.
ParkWest Two	Office		356	—	—	3,580	356	3,580	3,936	1,356	2001	5-40 yrs.
Progress Center Renovation	Office		—	—	—	362	—	362	362	325	2003	5-40 yrs.
Raleigh Corp Center Lot D	Office		1,211	—	8	—	1,219	—	1,219	—	N/A	N/A
PNC Plaza	Office		1,206	—	—	71,819	1,206	71,819	73,025	19,322	2008	5-40 yrs.
Rexwoods Center I	Office		878	3,730	—	1,594	878	5,324	6,202	3,246	1990	5-40 yrs.
Rexwoods Center II	Office		362	1,818	—	1,362	362	3,180	3,542	1,456	1993	5-40 yrs.
Rexwoods Center III	Office		919	2,816	—	1,503	919	4,319	5,238	2,249	1992	5-40 yrs.
Rexwoods Center IV	Office		586	—	—	4,509	586	4,509	5,095	2,252	1995	5-40 yrs.
Rexwoods Center V	Office		1,301	—	184	6,242	1,485	6,242	7,727	2,706	1998	5-40 yrs.
Riverbirch	Office		469	4,038	23	5,225	492	9,263	9,755	1,777	1987	5-40 yrs.
Situs I	Office		692	4,646	178	126	870	4,772	5,642	1,826	1996	5-40 yrs.
Situs II	Office		718	6,254	181	(1,061)	899	5,193	6,092	2,394	1998	5-40 yrs.
Situs III	Office		440	4,078	119	(1,135)	559	2,943	3,502	1,087	2000	5-40 yrs.
Six Forks Center I	Office		666	2,665	—	1,885	666	4,550	5,216	2,483	1982	5-40 yrs.
Six Forks Center II	Office		1,086	4,533	—	2,351	1,086	6,884	7,970	3,735	1983	5-40 yrs.
Six Forks Center III	Office		862	4,411	—	3,181	862	7,592	8,454	4,073	1987	5-40 yrs.
Smoketree Tower	Office		2,353	11,743	—	6,182	2,353	17,925	20,278	9,033	1984	5-40 yrs.
4601 Creekstone Drive	Office		255	—	217	5,914	472	5,914	6,386	2,720	1997	5-40 yrs.
Weston - Land	Other		22,771	—	(14,992)	—	7,779	—	7,779	—	N/A	N/A
4625 Creekstone Drive	Office		458	—	268	6,181	726	6,181	6,907	2,913	1995	5-40 yrs.
11000 Weston Parkway	Office		2,651	18,850	—	1,318	2,651	20,168	22,819	3,711	1998	5-40 yrs.
GlenLake Five	Office		2,263	30,264	—	2,770	2,263	33,034	35,297	2,383	2014	5-40 yrs.
11800 Weston Parkway	Office		826	13,188	—	2	826	13,190	14,016	810	2014	5-40 yrs.
CentreGreen Café	Office		41	3,509	—	—	41	3,509	3,550	184	2014	5-40 yrs.
CentreGreen Fitness Center	Office		27	2,322	—	—	27	2,322	2,349	122	2014	5-40 yrs.

HIGHWOODS PROPERTIES, INC. HIGHWOODS REALTY LIMITED PARTNERSHIP SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

			Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Property Type	2016 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets (2)	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
One City Plaza	Office		11,288	68,375	—	17,563	11,288	85,938	97,226	6,266	1986	5-40 yrs.
Weston Lakefront I	Office		8,522	42,267	—	160	8,522	42,427	50,949	2,545	2015	5-40 yrs.
Weston Lakefront II	Office		8,522	45,870	—	142	8,522	46,012	54,534	2,499	2015	5-40 yrs.
Edison - Land	Office		—	—	5,984	—	5,984	—	5,984	—	N/A	N/A
Charter Square	Office		—	—	7,267	65,881	7,267	65,881	73,148	519	2015	5-40 yrs.
Other Property	Other		27,260	20,868	(24,642)	4,465	2,618	25,333	27,951	12,747	N/A	N/A
Richmond, VA
4900 Cox Road	Office		1,324	5,311	15	2,731	1,339	8,042	9,381	4,246	1991	5-40 yrs.
Colonnade Building	Office		1,364	6,105	—	1,791	1,364	7,896	9,260	2,710	2003	5-40 yrs.
Dominion Place - Pitts Parcel - Land	Office		1,101	—	(665)	—	436	—	436	—	N/A	N/A
Markel 4521	Office		1,581	13,299	168	(1,251)	1,749	12,048	13,797	4,884	1999	5-40 yrs.
Hamilton Beach/Proctor-Silex	Office		1,086	4,345	10	1,558	1,096	5,903	6,999	3,166	1986	5-40 yrs.
Highwoods Commons	Office		521	—	458	3,938	979	3,938	4,917	1,744	1999	5-40 yrs.
Highwoods One	Office		1,688	—	22	12,380	1,710	12,380	14,090	5,555	1996	5-40 yrs.
Highwoods Two	Office		786	—	226	6,146	1,012	6,146	7,158	3,158	1997	5-40 yrs.
Highwoods Five	Office		783	—	11	6,227	794	6,227	7,021	2,506	1998	5-40 yrs.
Highwoods Plaza	Office		909	—	187	6,077	1,096	6,077	7,173	2,728	2000	5-40 yrs.
Innslake Center	Office		845	—	195	6,659	1,040	6,659	7,699	2,515	2001	5-40 yrs.
Highwoods Centre	Office		1,205	4,825	—	1,202	1,205	6,027	7,232	3,084	1990	5-40 yrs.
Markel 4501	Office		1,300	13,259	213	(3,887)	1,513	9,372	10,885	3,075	1998	5-40 yrs.
Markel 4600	Office		1,700	17,081	169	(3,991)	1,869	13,090	14,959	3,916	1989	5-40 yrs.
North Park	Office		2,163	8,659	6	2,512	2,169	11,171	13,340	5,566	1989	5-40 yrs.
North Shore Commons I	Office		951	—	17	12,187	968	12,187	13,155	4,533	2002	5-40 yrs.
North Shore Commons II	Office		2,067	—	(89)	10,830	1,978	10,830	12,808	2,422	2007	5-40 yrs.
North Shore Commons C - Land	Office		1,497	—	15	—	1,512	—	1,512	—	N/A	N/A
North Shore Commons D - Land	Office		1,261	—	—	—	1,261	—	1,261	—	N/A	N/A
Nuckols Corner Land	Office		1,259	—	203	—	1,462	—	1,462	—	N/A	N/A
One Shockoe Plaza	Office		—	—	356	16,416	356	16,416	16,772	8,378	1996	5-40 yrs.
Pavilion Land	Office		181	46	20	(46)	201	—	201	—	N/A	N/A
Lake Brook Commons	Office		1,600	8,864	21	2,203	1,621	11,067	12,688	3,403	1996	5-40 yrs.
Sadler & Cox Land	Office		1,535	—	343	—	1,878	—	1,878	—	N/A	N/A

HIGHWOODS PROPERTIES, INC. HIGHWOODS REALTY LIMITED PARTNERSHIP SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

			Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Property Type	2016 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets (2)	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
4840 Cox Road	Office		1,918	—	358	13,566	2,276	13,566	15,842	6,249	2005	5-40 yrs.
Stony Point F Land	Office		1,841	—	(774)	—	1,067	—	1,067	—	N/A	N/A
Stony Point I	Office		1,384	11,630	(267)	3,916	1,117	15,546	16,663	7,032	1990	5-40 yrs.
Stony Point II	Office		1,240	—	103	12,601	1,343	12,601	13,944	5,338	1999	5-40 yrs.
Stony Point III	Office		995	—	—	10,226	995	10,226	11,221	3,749	2002	5-40 yrs.
Stony Point IV	Office		955	—	—	11,129	955	11,129	12,084	2,897	2006	5-40 yrs.
Virginia Mutual	Office		1,301	6,036	15	1,479	1,316	7,515	8,831	2,938	1996	5-40 yrs.
Waterfront Plaza	Office		585	2,347	8	752	593	3,099	3,692	1,664	1988	5-40 yrs.
Innsbrook Center	Office		914	8,249	—	520	914	8,769	9,683	2,923	1987	5-40 yrs.
Tampa, FL
4200 Cypress	Office		2,673	16,470	—	3,231	2,673	19,701	22,374	3,957	1989	5-40 yrs.
Bayshore Place	Office		2,276	11,817	—	1,804	2,276	13,621	15,897	6,951	1990	5-40 yrs.
General Services Administration Building	Office		4,054	—	406	27,691	4,460	27,691	32,151	9,964	2005	5-40 yrs.
Highwoods Preserve Building I	Office		991	—	—	22,037	991	22,037	23,028	9,244	1999	5-40 yrs.
Highwoods Preserve Building V	Office		881	—	—	25,383	881	25,383	26,264	10,798	2001	5-40 yrs.
Highwoods Bay Center I	Office		3,565	—	(64)	36,700	3,501	36,700	40,201	9,820	2007	5-40 yrs.
HIW Bay Center II - Land	Office		3,482	—	—	—	3,482	—	3,482	—	N/A	N/A
Highwoods Preserve Building VII	Office		790	—	—	12,498	790	12,498	13,288	3,046	2007	5-40 yrs.
HIW Preserve VII Garage	Office		—	—	—	6,789	—	6,789	6,789	1,683	2007	5-40 yrs.
Horizon	Office		—	6,257	—	4,438	—	10,695	10,695	5,100	1980	5-40 yrs.
LakePointe One	Office		2,106	89	—	44,860	2,106	44,949	47,055	19,703	1986	5-40 yrs.
LakePointe Two	Office		2,000	15,848	672	15,271	2,672	31,119	33,791	11,438	1999	5-40 yrs.
Lakeside	Office		—	7,369	—	5,425	—	12,794	12,794	4,713	1978	5-40 yrs.
Lakeside/Parkside Garage	Office		—	—	—	5,587	—	5,587	5,587	1,493	2004	5-40 yrs.
One Harbour Place	Office		2,016	25,252	—	10,410	2,016	35,662	37,678	12,848	1985	5-40 yrs.
Parkside	Office		—	9,407	—	3,304	—	12,711	12,711	6,379	1979	5-40 yrs.
Pavilion	Office		—	16,394	—	4,428	—	20,822	20,822	9,661	1982	5-40 yrs.
Pavilion Parking Garage	Office		—	—	—	5,731	—	5,731	5,731	2,436	1999	5-40 yrs.
Spectrum	Office		1,454	14,502	—	6,921	1,454	21,423	22,877	10,477	1984	5-40 yrs.
Tower Place	Office		3,218	19,898	—	5,179	3,218	25,077	28,295	12,086	1988	5-40 yrs.
Westshore Square	Office		1,126	5,186	—	1,453	1,126	6,639	7,765	3,160	1976	5-40 yrs.

HIGHWOODS PROPERTIES, INC. HIGHWOODS REALTY LIMITED PARTNERSHIP SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

			Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Property Type	2016 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets (2)	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
Independence Park I	Office		2,531	4,526	—	4,894	2,531	9,420	11,951	2,774	1983	5-40 yrs.
Meridian I	Office		1,849	22,363	—	1,609	1,849	23,972	25,821	3,055	1984	5-40 yrs.
Meridian II	Office		1,302	19,588	—	2,384	1,302	21,972	23,274	3,058	1986	5-40 yrs.
Laser Spine Institute	Office		—	—	6,310	44,557	6,310	44,557	50,867	1,296	2016	5-40 yrs.
Suntrust Financial Centre	Office		1,980	102,138	—	5,669	1,980	107,807	109,787	4,708	1992	5-40 yrs.
Suntrust Financial Land	Office		2,225	—	—	—	2,225	—	2,225	—	N/A	N/A
			547,314	2,600,978	4,416	1,712,395	551,730	4,313,373	4,865,103	1,134,103

2016 Encumbrance Notes

(1)	These assets are pledged as collateral for a $109.1 million first mortgage loan.

(2)	The tax basis of aggregate land and buildings and tenant improvements as of December 31, 2016 is $4.5 billion.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Raleigh, State of North Carolina, on February 7, 2017.

Highwoods Properties, Inc.
By:	/s/ Edward J. Fritsch
Edward J. Fritsch
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ O. Temple Sloan, Jr.	Chairman of the Board of Directors	February 7, 2017
O. Temple Sloan, Jr.

/s/ Edward J. Fritsch	President, Chief Executive Officer and Director	February 7, 2017
Edward J. Fritsch

/s/ Charles A. Anderson	Director	February 7, 2017
Charles A. Anderson

/s/ Gene H. Anderson	Director	February 7, 2017
Gene H. Anderson

/s/ Carlos E. Evans	Director	February 7, 2017
Carlos E. Evans

/s/ David J. Hartzell	Director	February 7, 2017
David J. Hartzell

/s/ Sherry A. Kellett	Director	February 7, 2017
Sherry A. Kellett

/s/ Mark F. Mulhern	Executive Vice President and Chief Financial Officer	February 7, 2017
Mark F. Mulhern

/s/ Daniel L. Clemmens	Vice President and Chief Accounting Officer	February 7, 2017
Daniel L. Clemmens

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Raleigh, State of North Carolina, on February 7, 2017.

Highwoods Realty Limited Partnership
By:	Highwoods Properties, Inc., its sole general partner
By:	/s/ Edward J. Fritsch
Edward J. Fritsch
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ O. Temple Sloan, Jr.	Chairman of the Board of Directors of the General Partner	February 7, 2017
O. Temple Sloan, Jr.

/s/ Edward J. Fritsch	President, Chief Executive Officer and Director of the General Partner	February 7, 2017
Edward J. Fritsch

/s/ Charles A. Anderson	Director of the General Partner	February 7, 2017
Charles A. Anderson

/s/ Gene H. Anderson	Director of the General Partner	February 7, 2017
Gene H. Anderson

/s/ Carlos E. Evans	Director of the General Partner	February 7, 2017
Carlos E. Evans

/s/ David J. Hartzell	Director of the General Partner	February 7, 2017
David J. Hartzell

/s/ Sherry A. Kellett	Director of the General Partner	February 7, 2017
Sherry A. Kellett

/s/ Mark F. Mulhern	Executive Vice President and Chief Financial Officer of the General Partner	February 7, 2017
Mark F. Mulhern

/s/ Daniel L. Clemmens	Vice President and Chief Accounting Officer of the General Partner	February 7, 2017
Daniel L. Clemmens