Form 10-Q
period 2017-03-31
HIGHWOODS PROPERTIES INC; HIGHWOODS REALTY LTD PARTNERSHIP
filed 2017-04-25
CIK 921082, 941713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of 'large accelerated filer,' 'accelerated filer,' 'smaller reporting company,' and 'emerging growth company' in Rule 12b-2 of the Exchange Act.
Highwoods Properties, Inc.
Large accelerated filer ☒   Accelerated filer ☐   Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☐   Emerging growth company ☐
Highwoods Realty Limited Partnership
Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☒ (Do not check if a smaller reporting company)
Smaller reporting company ☐   Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Highwoods Properties, Inc.  ☐        Highwoods Realty Limited Partnership   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Highwoods Properties, Inc.  Yes  ☐    No ☒    Highwoods Realty Limited Partnership  Yes  ☐    No ☒

The Company had 102,019,691 shares of Common Stock outstanding as of April 18, 2017.

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

Certain information contained herein is presented as of April 18, 2017, the latest practicable date for financial information prior to the filing of this Quarterly Report.

This report combines the Quarterly Reports on Form 10-Q for the period ended March 31, 2017 of the Company and the Operating Partnership. We believe combining the quarterly reports into this single report results in the following benefits:

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

To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•	Consolidated Financial Statements;

•	Note 12 to Consolidated Financial Statements - Earnings Per Share and Per Unit;

•	Item 4 - Controls and Procedures; and

•	Item 6 - Certifications of CEO and CFO Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2017

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HIGHWOODS PROPERTIES, INC.
Consolidated Balance Sheets
(Unaudited and in thousands, except share and per share data)

	March 31, 2017	December 31, 2016
Assets:
Real estate assets, at cost:
Land	$474,661	$474,375
Buildings and tenant improvements	4,326,570	4,313,373
Development in-process	327,446	279,602
Land held for development	84,056	77,355
	5,212,733	5,144,705
Less-accumulated depreciation	(1,166,865)	(1,134,103)
Net real estate assets	4,045,868	4,010,602
Cash and cash equivalents	4,918	49,490
Restricted cash	29,241	29,141
Accounts receivable, net of allowance of $491 and $624, respectively	15,814	17,372
Mortgages and notes receivable, net of allowance of $96 and $105, respectively	7,787	8,833
Accrued straight-line rents receivable, net of allowance of $242 and $692, respectively	178,872	172,829
Investments in and advances to unconsolidated affiliates	14,822	18,846
Deferred leasing costs, net of accumulated amortization of $142,148 and $140,081, respectively	210,141	213,500
Prepaid expenses and other assets, net of accumulated amortization of $20,695 and $19,904, respectively	41,353	40,437
Total Assets	$4,548,816	$4,561,050
Liabilities, Noncontrolling Interests in the Operating Partnership and Equity:
Mortgages and notes payable, net	$2,042,486	$1,948,047
Accounts payable, accrued expenses and other liabilities	207,144	313,885
Total Liabilities	2,249,630	2,261,932
Commitments and contingencies
Noncontrolling interests in the Operating Partnership	139,367	144,802
Equity:
Preferred Stock, $.01 par value, 50,000,000 authorized shares;
8.625% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 28,905 and 28,920 shares issued and outstanding, respectively	28,905	28,920
Common Stock, $.01 par value, 200,000,000 authorized shares;
102,018,119 and 101,665,554 shares issued and outstanding, respectively	1,020	1,017
Additional paid-in capital	2,868,869	2,850,881
Distributions in excess of net income available for common stockholders	(762,655)	(749,412)
Accumulated other comprehensive income	5,885	4,949
Total Stockholders’ Equity	2,142,024	2,136,355
Noncontrolling interests in consolidated affiliates	17,795	17,961
Total Equity	2,159,819	2,154,316
Total Liabilities, Noncontrolling Interests in the Operating Partnership and Equity	$4,548,816	$4,561,050

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Income
(Unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Rental and other revenues	$169,408	$164,859
Operating expenses:
Rental property and other expenses	57,396	57,580
Depreciation and amortization	56,145	53,494
General and administrative	11,490	11,137
Total operating expenses	125,031	122,211
Interest expense:
Contractual	17,023	19,715
Amortization of debt issuance costs	840	990
	17,863	20,705
Other income:
Interest and other income	684	517
	684	517
Income from continuing operations before disposition of investment properties and activity in unconsolidated affiliates	27,198	22,460
Gains on disposition of property	5,332	4,397
Equity in earnings of unconsolidated affiliates	955	1,285
Income from continuing operations	33,485	28,142
Discontinued operations:
Income from discontinued operations	—	4,097
Net gains on disposition of discontinued operations	—	414,496
	—	418,593
Net income	33,485	446,735
Net (income) attributable to noncontrolling interests in the Operating Partnership	(888)	(13,011)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(300)	(308)
Dividends on Preferred Stock	(623)	(626)
Net income available for common stockholders	$31,674	$432,790
Earnings per Common Share – basic:
Income from continuing operations available for common stockholders	$0.31	$0.27
Income from discontinued operations available for common stockholders	—	4.22
Net income available for common stockholders	$0.31	$4.49
Weighted average Common Shares outstanding – basic	101,738	96,373
Earnings per Common Share – diluted:
Income from continuing operations available for common stockholders	$0.31	$0.27
Income from discontinued operations available for common stockholders	—	4.22
Net income available for common stockholders	$0.31	$4.49
Weighted average Common Shares outstanding – diluted	104,661	99,357
Dividends declared per Common Share	$0.440	$0.425
Net income available for common stockholders:
Income from continuing operations available for common stockholders	$31,674	$26,462
Income from discontinued operations available for common stockholders	—	406,328
Net income available for common stockholders	$31,674	$432,790
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended March 31,
	2017	2016
Comprehensive income:
Net income	$33,485	$446,735
Other comprehensive income/(loss):
Unrealized gains/(losses) on cash flow hedges	452	(3,635)
Amortization of cash flow hedges	484	795
Total other comprehensive income/(loss)	936	(2,840)
Total comprehensive income	34,421	443,895
Less-comprehensive (income) attributable to noncontrolling interests	(1,188)	(13,319)
Comprehensive income attributable to common stockholders	$33,233	$430,576

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Equity
(Unaudited and in thousands, except share amounts)

	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Income	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2016	101,665,554	$1,017	$28,920	$2,850,881	$4,949	$17,961	$(749,412)	$2,154,316
Issuances of Common Stock, net of issuance costs and tax withholdings	239,817	2	—	9,132	—	—	—	9,134
Conversions of Common Units to Common Stock	2,000	—	—	102	—	—	—	102
Dividends on Common Stock		—	—	—	—	—	(44,917)	(44,917)
Dividends on Preferred Stock		—	—	—	—	—	(623)	(623)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	4,972	—	—	—	4,972
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(466)	—	(466)
Issuances of restricted stock	110,748	—	—	—	—	—	—	—
Redemptions/repurchases of Preferred Stock		—	(15)	—	—	—	—	(15)
Share-based compensation expense, net of forfeitures	—	1	—	3,782	—	—	—	3,783
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(888)	(888)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	300	(300)	—
Comprehensive income:
Net income		—	—	—	—	—	33,485	33,485
Other comprehensive income		—	—	—	936	—	—	936
Total comprehensive income								34,421
Balance at March 31, 2017	102,018,119	$1,020	$28,905	$2,868,869	$5,885	$17,795	$(762,655)	$2,159,819

	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2015	96,091,932	$961	$29,050	$2,598,242	$(3,811)	$17,975	$(1,023,135)	$1,619,282
Issuances of Common Stock, net of issuance costs and tax withholdings	1,177,885	12	—	50,886	—	—	—	50,898
Dividends on Common Stock		—	—	—	—	—	(40,881)	(40,881)
Dividends on Preferred Stock		—	—	—	—	—	(626)	(626)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	(429)	—	—	—	(429)
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(320)	—	(320)
Issuances of restricted stock	122,832	—	—	—	—	—	—	—
Redemptions/repurchases of Preferred Stock		—	(20)	—	—	—	—	(20)
Share-based compensation expense, net of forfeitures	(348)	1	—	3,555	—	—	—	3,556
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(13,011)	(13,011)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	308	(308)	—
Comprehensive income:
Net income		—	—	—	—	—	446,735	446,735
Other comprehensive loss		—	—	—	(2,840)	—	—	(2,840)
Total comprehensive income								443,895
Balance at March 31, 2016	97,392,301	$974	$29,030	$2,652,254	$(6,651)	$17,963	$(631,226)	$2,062,344

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Three Months Ended March 31,
	2017	2016
Operating activities:
Net income	$33,485	$446,735
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,145	53,494
Amortization of lease incentives and acquisition-related intangible assets and liabilities	(10)	108
Share-based compensation expense	3,783	3,556
Allowance for losses on accounts and accrued straight-line rents receivable	61	1,077
Accrued interest on mortgages and notes receivable	(132)	(42)
Amortization of debt issuance costs	840	990
Amortization of cash flow hedges	484	795
Amortization of mortgages and notes payable fair value adjustments	(30)	(59)
Net gains on disposition of property	(5,332)	(418,893)
Equity in earnings of unconsolidated affiliates	(955)	(1,285)
Distributions of earnings from unconsolidated affiliates	2,431	717
Settlement of cash flow hedges	7,322	—
Changes in operating assets and liabilities:
Accounts receivable	3,922	601
Prepaid expenses and other assets	(5,959)	(6,577)
Accrued straight-line rents receivable	(6,185)	(6,624)
Accounts payable, accrued expenses and other liabilities	(20,951)	(26,358)
Net cash provided by operating activities	68,919	48,235
Investing activities:
Investments in development in-process	(59,408)	(33,188)
Investments in tenant improvements and deferred leasing costs	(24,649)	(23,513)
Investments in building improvements	(17,194)	(16,479)
Net proceeds from disposition of real estate assets	11,532	661,390
Distributions of capital from unconsolidated affiliates	6,512	2,118
Investments in mortgages and notes receivable	—	(7,602)
Repayments of mortgages and notes receivable	1,178	79
Investments in and advances to unconsolidated affiliates	—	(105)
Changes in restricted cash and other investing activities	(1,696)	(248,865)
Net cash provided by/(used in) investing activities	(83,725)	333,835
Financing activities:
Dividends on Common Stock	(44,917)	(40,881)
Special dividend on Common Stock	(81,205)	—
Redemptions/repurchases of Preferred Stock	(15)	(20)
Dividends on Preferred Stock	(623)	(626)
Distributions to noncontrolling interests in the Operating Partnership	(1,249)	(1,232)
Special distribution to noncontrolling interests in the Operating Partnership	(2,271)	—
Distributions to noncontrolling interests in consolidated affiliates	(466)	(320)
Proceeds from the issuance of Common Stock	13,191	54,915
Costs paid for the issuance of Common Stock	(250)	(788)
Repurchase of shares related to tax withholdings	(3,807)	(3,229)
Borrowings on revolving credit facility	200,300	66,400
Repayments of revolving credit facility	(69,300)	(107,400)
Borrowings on mortgages and notes payable	346,001	—
Repayments of mortgages and notes payable	(380,261)	(350,535)
Changes in debt issuance costs and other financing activities	(4,894)	(45)
Net cash used in financing activities	(29,766)	(383,761)
Net decrease in cash and cash equivalents	$(44,572)	$(1,691)
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows – Continued
(Unaudited and in thousands)

	Three Months Ended March 31,
	2017	2016
Net decrease in cash and cash equivalents	$(44,572)	$(1,691)
Cash and cash equivalents at beginning of the period	49,490	5,036
Cash and cash equivalents at end of the period	$4,918	$3,345

Supplemental disclosure of cash flow information:

	Three Months Ended March 31,
	2017	2016
Cash paid for interest, net of amounts capitalized	$18,909	$20,951

Supplemental disclosure of non-cash investing and financing activities:

	Three Months Ended March 31,
	2017	2016
Unrealized gains/(losses) on cash flow hedges	$452	$(3,635)
Conversions of Common Units to Common Stock	102	—
Changes in accrued capital expenditures	(6,741)	(5,978)
Write-off of fully depreciated real estate assets	10,649	12,579
Write-off of fully amortized debt issuance and leasing costs	13,252	5,282
Adjustment of noncontrolling interests in the Operating Partnership to fair value	(4,972)	429

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Balance Sheets
(Unaudited and in thousands, except unit and per unit data)

	March 31, 2017	December 31, 2016
Assets:
Real estate assets, at cost:
Land	$474,661	$474,375
Buildings and tenant improvements	4,326,570	4,313,373
Development in-process	327,446	279,602
Land held for development	84,056	77,355
	5,212,733	5,144,705
Less-accumulated depreciation	(1,166,865)	(1,134,103)
Net real estate assets	4,045,868	4,010,602
Cash and cash equivalents	4,918	49,490
Restricted cash	29,241	29,141
Accounts receivable, net of allowance of $491 and $624, respectively	15,814	17,372
Mortgages and notes receivable, net of allowance of $96 and $105, respectively	7,787	8,833
Accrued straight-line rents receivable, net of allowance of $242 and $692, respectively	178,872	172,829
Investments in and advances to unconsolidated affiliates	14,822	18,846
Deferred leasing costs, net of accumulated amortization of $142,148 and $140,081, respectively	210,141	213,500
Prepaid expenses and other assets, net of accumulated amortization of $20,695 and $19,904, respectively	41,353	40,437
Total Assets	$4,548,816	$4,561,050
Liabilities, Redeemable Operating Partnership Units and Capital:
Mortgages and notes payable, net	$2,042,486	$1,948,047
Accounts payable, accrued expenses and other liabilities	207,144	313,885
Total Liabilities	2,249,630	2,261,932
Commitments and contingencies
Redeemable Operating Partnership Units:
Common Units, 2,836,704 and 2,838,704 outstanding, respectively	139,367	144,802
Series A Preferred Units (liquidation preference $1,000 per unit), 28,905 and 28,920 units issued and outstanding, respectively	28,905	28,920
Total Redeemable Operating Partnership Units	168,272	173,722
Capital:
Common Units:
General partner Common Units, 1,044,460 and 1,040,954 outstanding, respectively	21,070	21,023
Limited partner Common Units, 100,564,850 and 100,215,791 outstanding, respectively	2,086,164	2,081,463
Accumulated other comprehensive income	5,885	4,949
Noncontrolling interests in consolidated affiliates	17,795	17,961
Total Capital	2,130,914	2,125,396
Total Liabilities, Redeemable Operating Partnership Units and Capital	$4,548,816	$4,561,050

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Income
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended March 31,
	2017	2016
Rental and other revenues	$169,408	$164,859
Operating expenses:
Rental property and other expenses	57,396	57,580
Depreciation and amortization	56,145	53,494
General and administrative	11,490	11,137
Total operating expenses	125,031	122,211
Interest expense:
Contractual	17,023	19,715
Amortization of debt issuance costs	840	990
	17,863	20,705
Other income:
Interest and other income	684	517
	684	517
Income from continuing operations before disposition of investment properties and activity in unconsolidated affiliates	27,198	22,460
Gains on disposition of property	5,332	4,397
Equity in earnings of unconsolidated affiliates	955	1,285
Income from continuing operations	33,485	28,142
Discontinued operations:
Income from discontinued operations	—	4,097
Net gains on disposition of discontinued operations	—	414,496
	—	418,593
Net income	33,485	446,735
Net (income) attributable to noncontrolling interests in consolidated affiliates	(300)	(308)
Distributions on Preferred Units	(623)	(626)
Net income available for common unitholders	$32,562	$445,801
Earnings per Common Unit – basic:
Income from continuing operations available for common unitholders	$0.31	$0.28
Income from discontinued operations available for common unitholders	—	4.23
Net income available for common unitholders	$0.31	$4.51
Weighted average Common Units outstanding – basic	104,167	98,864
Earnings per Common Unit – diluted:
Income from continuing operations available for common unitholders	$0.31	$0.28
Income from discontinued operations available for common unitholders	—	4.23
Net income available for common unitholders	$0.31	$4.51
Weighted average Common Units outstanding – diluted	104,252	98,948
Distributions declared per Common Unit	$0.440	$0.425
Net income available for common unitholders:
Income from continuing operations available for common unitholders	$32,562	$27,208
Income from discontinued operations available for common unitholders	—	418,593
Net income available for common unitholders	$32,562	$445,801
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended March 31,
	2017	2016
Comprehensive income:
Net income	$33,485	$446,735
Other comprehensive income/(loss):
Unrealized gains/(losses) on cash flow hedges	452	(3,635)
Amortization of cash flow hedges	484	795
Total other comprehensive income/(loss)	936	(2,840)
Total comprehensive income	34,421	443,895
Less-comprehensive (income) attributable to noncontrolling interests	(300)	(308)
Comprehensive income attributable to common unitholders	$34,121	$443,587

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Capital
(Unaudited and in thousands)

	Common Units		Accumulated Other Comprehensive Income	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2016	$21,023	$2,081,463	$4,949	$17,961	$2,125,396
Issuances of Common Units, net of issuance costs and tax withholdings	91	9,043	—	—	9,134
Distributions on Common Units	(460)	(45,526)	—	—	(45,986)
Distributions on Preferred Units	(6)	(617)	—	—	(623)
Share-based compensation expense, net of forfeitures	38	3,745	—	—	3,783
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(466)	(466)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	52	5,203	—	—	5,255
Net (income) attributable to noncontrolling interests in consolidated affiliates	(3)	(297)	—	300	—
Comprehensive income:
Net income	335	33,150	—	—	33,485
Other comprehensive income	—	—	936	—	936
Total comprehensive income					34,421
Balance at March 31, 2017	$21,070	$2,086,164	$5,885	$17,795	$2,130,914

	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2015	$15,759	$1,560,309	$(3,811)	$17,975	$1,590,232
Issuances of Common Units, net of issuance costs and tax withholdings	509	50,389	—	—	50,898
Distributions on Common Units	(419)	(41,520)	—	—	(41,939)
Distributions on Preferred Units	(6)	(620)	—	—	(626)
Share-based compensation expense, net of forfeitures	36	3,520	—	—	3,556
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(320)	(320)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	(124)	(12,258)	—	—	(12,382)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(3)	(305)	—	308	—
Comprehensive income:
Net income	4,467	442,268	—	—	446,735
Other comprehensive loss	—	—	(2,840)	—	(2,840)
Total comprehensive income					443,895
Balance at March 31, 2016	$20,219	$2,001,783	$(6,651)	$17,963	$2,033,314

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Three Months Ended March 31,
	2017	2016
Operating activities:
Net income	$33,485	$446,735
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,145	53,494
Amortization of lease incentives and acquisition-related intangible assets and liabilities	(10)	108
Share-based compensation expense	3,783	3,556
Allowance for losses on accounts and accrued straight-line rents receivable	61	1,077
Accrued interest on mortgages and notes receivable	(132)	(42)
Amortization of debt issuance costs	840	990
Amortization of cash flow hedges	484	795
Amortization of mortgages and notes payable fair value adjustments	(30)	(59)
Net gains on disposition of property	(5,332)	(418,893)
Equity in earnings of unconsolidated affiliates	(955)	(1,285)
Distributions of earnings from unconsolidated affiliates	2,431	717
Settlement of cash flow hedges	7,322	—
Changes in operating assets and liabilities:
Accounts receivable	3,922	601
Prepaid expenses and other assets	(5,959)	(6,577)
Accrued straight-line rents receivable	(6,185)	(6,624)
Accounts payable, accrued expenses and other liabilities	(20,951)	(26,358)
Net cash provided by operating activities	68,919	48,235
Investing activities:
Investments in development in-process	(59,408)	(33,188)
Investments in tenant improvements and deferred leasing costs	(24,649)	(23,513)
Investments in building improvements	(17,194)	(16,479)
Net proceeds from disposition of real estate assets	11,532	661,390
Distributions of capital from unconsolidated affiliates	6,512	2,118
Investments in mortgages and notes receivable	—	(7,602)
Repayments of mortgages and notes receivable	1,178	79
Investments in and advances to unconsolidated affiliates	—	(105)
Changes in restricted cash and other investing activities	(1,696)	(248,865)
Net cash provided by/(used in) investing activities	(83,725)	333,835
Financing activities:
Distributions on Common Units	(45,986)	(41,939)
Special distribution on Common Units	(83,149)	—
Redemptions/repurchases of Preferred Units	(15)	(20)
Distributions on Preferred Units	(623)	(626)
Distributions to noncontrolling interests in consolidated affiliates	(466)	(320)
Proceeds from the issuance of Common Units	13,191	54,915
Costs paid for the issuance of Common Units	(250)	(788)
Repurchase of units related to tax withholdings	(3,807)	(3,229)
Borrowings on revolving credit facility	200,300	66,400
Repayments of revolving credit facility	(69,300)	(107,400)
Borrowings on mortgages and notes payable	346,001	—
Repayments of mortgages and notes payable	(380,261)	(350,535)
Changes in debt issuance costs and other financing activities	(5,401)	(219)
Net cash used in financing activities	(29,766)	(383,761)
Net decrease in cash and cash equivalents	$(44,572)	$(1,691)
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows - Continued
(Unaudited and in thousands)

	Three Months Ended March 31,
	2017	2016
Net decrease in cash and cash equivalents	$(44,572)	$(1,691)
Cash and cash equivalents at beginning of the period	49,490	5,036
Cash and cash equivalents at end of the period	$4,918	$3,345

Supplemental disclosure of cash flow information:

	Three Months Ended March 31,
	2017	2016
Cash paid for interest, net of amounts capitalized	$18,909	$20,951

Supplemental disclosure of non-cash investing and financing activities:

	Three Months Ended March 31,
	2017	2016
Unrealized gains/(losses) on cash flow hedges	$452	$(3,635)
Changes in accrued capital expenditures	(6,741)	(5,978)
Write-off of fully depreciated real estate assets	10,649	12,579
Write-off of fully amortized debt issuance and leasing costs	13,252	5,282
Adjustment of Redeemable Common Units to fair value	(5,435)	12,208

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(tabular dollar amounts in thousands, except per share and per unit data)
(Unaudited)

1.    Description of Business and Significant Accounting Policies

Description of Business

Highwoods Properties, Inc. (the “Company”) is a fully integrated real estate investment trust (“REIT”) that provides leasing, management, development, construction and other customer-related services for its properties and for third parties. The Company conducts its activities through Highwoods Realty Limited Partnership (the “Operating Partnership”). At March 31, 2017, we owned or had an interest in 31.3 million rentable square feet of in-service properties, 1.2 million rentable square feet of properties under development and approximately 400 acres of development land.

The Company is the sole general partner of the Operating Partnership. At March 31, 2017, the Company owned all of the Preferred Units and 101.6 million, or 97.3%, of the Common Units in the Operating Partnership. Limited partners owned the remaining 2.8 million Common Units. During the three months ended March 31, 2017, the Company redeemed 2,000 Common Units for a like number of shares of Common Stock.

Common Stock Offerings

During the first quarter of 2017, we entered into separate equity distribution agreements in which the Company may offer and sell up to $300.0 million in aggregate gross sales price of shares of Common Stock. During the three months ended March 31, 2017, the Company issued 186,185 shares of Common Stock under its equity distribution agreements at an average gross sales price of $49.73 per share and received net proceeds, after sales commissions, of $9.1 million.

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

The unaudited interim consolidated financial statements and accompanying unaudited consolidated financial information, in the opinion of management, contain all adjustments (including normal recurring accruals) necessary for a fair presentation of our financial position, results of operations and cash flows. We have condensed or omitted certain notes and other information from the interim Consolidated Financial Statements presented in this Quarterly Report as permitted by SEC rules and regulations. These Consolidated Financial Statements should be read in conjunction with our 2016 Annual Report on Form 10-K.

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
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

1.    Description of Business and Significant Accounting Policies – Continued

Recently Issued Accounting Standards

The Financial Accounting Standards Board ("FASB") issued an accounting standards update ("ASU") that requires the use of a new five-step model to recognize revenue from customer contracts. The five-step model requires that we identify the contract with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when we satisfy the performance obligations. We will also be required to disclose information regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The ASU is required to be adopted in 2018. Retrospective application is required either to all periods presented or with the cumulative effect of initial adoption recognized in the period of adoption. Our initial analysis of our non-lease related revenue contracts indicates that the adoption of this ASU will not have a material effect on our Consolidated Financial Statements; however, we are still in the process of evaluating this ASU.

The FASB issued an ASU that adds to and clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. The ASU is required to be adopted in 2018 with retrospective application required. We do not expect such adoption to have a material effect on our Consolidated Statements of Cash Flows.

The FASB issued an ASU that clarifies and narrows the definition of a business used in determining whether to account for a transaction as an asset acquisition or business combination. The guidance requires evaluation of the fair value of the assets acquired to determine if it is concentrated in a single identifiable asset or a group of similar identifiable assets. If so, the transferred assets would not be a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs. The ASU is required to be adopted in 2018 and applied prospectively. We are in the process of evaluating this ASU.

The FASB issued an ASU which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The ASU requires lessors to account for leases using an approach that is substantially equivalent to the existing guidance and is effective for reporting periods beginning in 2019 with early adoption permitted. We are in the process of evaluating this ASU.

The FASB issued an ASU that requires, among other things, the use of a new current expected credit loss ("CECL") model in determining our allowances for doubtful accounts with respect to accounts receivable, accrued straight-line rents receivable and mortgages and notes receivable. The CECL model requires that we estimate our lifetime expected credit loss with respect to these receivables and record allowances that, when deducted from the balance of the receivables, represent the net amounts expected to be collected. We will also be required to disclose information about how we developed the allowances, including changes in the factors (e.g., portfolio mix, credit trends, unemployment, gross domestic product, etc.) that influenced our estimate of expected credit losses and the reasons for those changes. We will apply the ASU’s provisions as a cumulative-effect adjustment to retained earnings upon adoption in 2020. We are in the process of evaluating this ASU.

2.    Real Estate Assets

During the first quarter of 2017, we sold a building for a sale price of $13.0 million (before closing credits to buyer of $1.2 million) and recorded a gain on disposition of property of $5.3 million.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

3.    Mortgages and Notes Receivable

Mortgages and notes receivable were $7.8 million and $8.8 million at March 31, 2017 and December 31, 2016, respectively. We evaluate the ability to collect our mortgages and notes receivable by monitoring the leasing statistics and/or market fundamentals of these assets. As of March 31, 2017, our mortgages and notes receivable were not in default and there were no other indicators of impairment.

4.    Intangible Assets and Below Market Lease Liabilities

The following table sets forth total intangible assets and acquisition-related below market lease liabilities, net of accumulated amortization:

	March 31, 2017	December 31, 2016
Assets:
Deferred leasing costs (including lease incentives and above market lease and in-place lease acquisition-related intangible assets)	$352,289	$353,581
Less accumulated amortization	(142,148)	(140,081)
	$210,141	$213,500

Liabilities (in accounts payable, accrued expenses and other liabilities):
Acquisition-related below market lease liabilities	$61,049	$61,221
Less accumulated amortization	(24,482)	(23,074)
	$36,567	$38,147

The following table sets forth amortization of intangible assets and below market lease liabilities:

	Three Months Ended March 31,
	2017	2016
Amortization of deferred leasing costs and acquisition-related intangible assets (in depreciation and amortization)	$10,619	$11,335
Amortization of lease incentives (in rental and other revenues)	$397	$711
Amortization of acquisition-related intangible assets (in rental and other revenues)	$1,036	$1,031
Amortization of acquisition-related intangible assets (in rental property and other expenses)	$137	$138
Amortization of acquisition-related below market lease liabilities (in rental and other revenues)	$(1,580)	$(1,772)

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

4.    Intangible Assets and Below Market Lease Liabilities - Continued

The following table sets forth scheduled future amortization of intangible assets and below market lease liabilities:

	Amortization of Deferred Leasing Costs and Acquisition-Related Intangible Assets (in Depreciation and Amortization)	Amortization of Lease Incentives (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental Property and Other Expenses)	Amortization of Acquisition-Related Below Market Lease Liabilities (in Rental and Other Revenues)
April 1 through December 31, 2017	$31,933	$1,155	$1,815	$412	$(4,665)
2018	35,918	1,432	1,680	553	(5,962)
2019	30,251	1,214	1,286	553	(5,492)
2020	25,543	936	967	525	(5,180)
2021	21,315	729	647	—	(4,409)
Thereafter	46,614	2,778	1,885	—	(10,859)
	$191,574	$8,244	$8,280	$2,043	$(36,567)
Weighted average remaining amortization periods as of March 31, 2017 (in years)	6.7	8.2	6.4	3.7	7.1

5.    Mortgages and Notes Payable

The following table sets forth our mortgages and notes payable:

	March 31, 2017	December 31, 2016
Secured indebtedness	$127,358	$128,204
Unsecured indebtedness	1,923,692	1,826,145
Less-unamortized debt issuance costs	(8,564)	(6,302)
Total mortgages and notes payable, net	$2,042,486	$1,948,047

At March 31, 2017, our secured mortgage loans were collateralized by real estate assets with an aggregate undepreciated book value of $254.2 million.

Our $475.0 million unsecured revolving credit facility is scheduled to mature in January 2018 and includes an accordion feature that allows for an additional $75.0 million of borrowing capacity subject to additional lender commitments. Assuming no defaults have occurred, we have an option to extend the maturity for two additional six-month periods. The interest rate at our current credit ratings is LIBOR plus 110 basis points and the annual facility fee is 20 basis points. There was $131.0 million and $130.0 million outstanding under our revolving credit facility at March 31, 2017 and April 18, 2017, respectively. At both March 31, 2017 and April 18, 2017, we had $0.2 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at March 31, 2017 and April 18, 2017 was $343.8 million and $344.8 million, respectively.

During the first quarter of 2017, the Operating Partnership issued $300.0 million aggregate principal amount of 3.875% notes due 2027, less original issue discount of $4.0 million. These notes were priced to yield 4.038%. Underwriting fees and other expenses were incurred that aggregated $2.5 million; these costs were deferred and will be amortized over the term of the notes.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

5.    Mortgages and Notes Payable - Continued

During the first quarter of 2017, we paid off at maturity $379.7 million principal amount of 5.85% unsecured notes.

During the first quarter of 2017, we amended our $150.0 million unsecured bank term loan that is scheduled to mature in January 2022 by increasing the borrowed amount to $200.0 million. The interest rate on this term loan at our current credit ratings is LIBOR plus 110 basis points. We incurred $0.3 million of debt issuance costs in connection with this amendment, which will be amortized along with existing unamortized debt issuance costs over the remaining term.

We are currently in compliance with financial covenants and other requirements with respect to our consolidated debt.

We have considered our short-term liquidity needs within one year from April 25, 2017 (the date of issuance of the quarterly financial statements) and the adequacy of our estimated cash flows from operating activities and other expected financing sources to meet these needs. In particular, we have considered our scheduled debt maturities during such one year period, including the $108.3 million secured loan due November 1, 2017 and the $200.0 million principal amount of unsecured notes due April 15, 2018. We have concluded it is probable we will meet these short-term liquidity requirements through a combination of the following:

•	available cash and cash equivalents;

•	cash flows from operating activities;

•	issuance of debt securities by the Operating Partnership;

•	issuance of secured debt (including the $100.0 million fixed-rate loan described in Note 14);

•	bank term loans;

•	borrowings under our revolving credit facility;

•	issuance of other secured debt;

•	issuance of equity securities by the Company or the Operating Partnership; and

•	the disposition of non-core assets.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

6.	Derivative Financial Instruments

During 2016, we obtained $150.0 million notional amount of forward-starting swaps that effectively locked the underlying 10-year treasury rate at 1.90% with respect to a planned issuance of debt securities by the Operating Partnership. The counterparties under the swaps were major financial institutions. Upon issuance of the $300.0 million aggregate principal amount of 3.875% notes due 2027 during the first quarter of 2017, we terminated the forward-starting swaps resulting in an unrealized gain of $7.3 million in accumulated other comprehensive income.

Our interest rate swaps have been designated as and are being accounted for as cash flow hedges with changes in fair value recorded in other comprehensive income/(loss) each reporting period. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on our cash flow hedges during the three months ended March 31, 2017 and 2016. We have no collateral requirements related to our interest rate swaps.

Amounts reported in accumulated other comprehensive income/(loss) related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the period from April 1, 2017 through March 31, 2018, we estimate that $0.5 million will be reclassified to interest expense.

The following table sets forth the gross fair value of our derivatives:

	March 31, 2017	December 31, 2016
Derivatives:
Derivatives designated as cash flow hedges in prepaid expenses and other assets:
Interest rate swaps	$—	$7,619
Derivatives designated as cash flow hedges in accounts payable, accrued expenses and other liabilities:
Interest rate swaps	$1,001	$1,870

The following table sets forth the effect of our cash flow hedges on accumulated other comprehensive income/(loss) and interest expense:

	Three Months Ended March 31,
	2017	2016
Derivatives Designated as Cash Flow Hedges:
Amount of unrealized gains/(losses) recognized in accumulated other comprehensive income/(loss) on derivatives (effective portion):
Interest rate swaps	$452	$(3,635)
Amount of net losses reclassified out of accumulated other comprehensive income/(loss) into contractual interest expense (effective portion):
Interest rate swaps	$484	$795

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

7.	Noncontrolling Interests

Noncontrolling Interests in Consolidated Affiliates

At March 31, 2017, our noncontrolling interests in consolidated affiliates relate to our joint venture partner's 50.0% interest in office properties in Richmond. Our joint venture partner is an unrelated third party.

Noncontrolling Interests in the Operating Partnership

The following table sets forth the Company's noncontrolling interests in the Operating Partnership:

	Three Months Ended March 31,
	2017	2016
Beginning noncontrolling interests in the Operating Partnership	$144,802	$126,429
Adjustment of noncontrolling interests in the Operating Partnership to fair value	(4,972)	429
Conversions of Common Units to Common Stock	(102)	—
Net income attributable to noncontrolling interests in the Operating Partnership	888	13,011
Distributions to noncontrolling interests in the Operating Partnership	(1,249)	(1,232)
Total noncontrolling interests in the Operating Partnership	$139,367	$138,637

The following table sets forth net income available for common stockholders and transfers from the Company's noncontrolling interests in the Operating Partnership:

	Three Months Ended March 31,
	2017	2016
Net income available for common stockholders	$31,674	$432,790
Increase in additional paid in capital from conversions of Common Units to Common Stock	102	—
Change from net income available for common stockholders and transfers from noncontrolling interests	$31,776	$432,790

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

Our Level 3 asset consisted of our tax increment financing bond, which was not routinely traded but whose fair value was determined by the income approach utilizing contractual cash flows and market-based interest rates to estimate the projected redemption value based on quoted bid/ask prices for similar unrated municipal bonds. Our tax increment financing bond was assigned in conjunction with a sale during the first quarter of 2016. The estimated fair value at the date of sale of $11.2 million was equal to the outstanding principal amount due on the bond.

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

		Level 1	Level 2
	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs
Fair Value at March 31, 2017:
Assets:
Mortgages and notes receivable, at fair value (1)	$7,787	$—	$7,787
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	2,370	2,370	—
Total Assets	$10,157	$2,370	$7,787
Noncontrolling Interests in the Operating Partnership	$139,367	$139,367	$—
Liabilities:
Mortgages and notes payable, net, at fair value (1)	$2,050,264	$—	$2,050,264
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	1,001	—	1,001
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	2,370	2,370	—
Total Liabilities	$2,053,635	$2,370	$2,051,265

Fair Value at December 31, 2016:
Assets:
Mortgages and notes receivable, at fair value (1)	$8,833	$—	$8,833
Interest rate swaps (in prepaid expenses and other assets)	7,619	—	7,619
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	2,451	2,451	—
Total Assets	$18,903	$2,451	$16,452
Noncontrolling Interests in the Operating Partnership	$144,802	$144,802	$—
Liabilities:
Mortgages and notes payable, net, at fair value (1)	$1,965,611	$—	$1,965,611
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	1,870	—	1,870
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	2,451	2,451	—
Total Liabilities	$1,969,932	$2,451	$1,967,481
__________
(1)    Amounts recorded at historical cost on our Consolidated Balance Sheets at March 31, 2017 and December 31, 2016.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

9.	Share-Based Payments

During the three months ended March 31, 2017, the Company granted 168,748 stock options with an exercise price equal to the last reported stock price of our Common Stock on the New York Stock Exchange on the last trading day prior to the date of grant. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model, which resulted in a weighted average grant date fair value per share of $6.72. During the three months ended March 31, 2017, the Company also granted 61,404 shares of time-based restricted stock and 49,344 shares of total return-based restricted stock with weighted average grant date fair values per share of $52.49 and $49.59, respectively. We recorded share-based compensation expense of $3.8 million and $3.6 million during the three months ended March 31, 2017 and 2016, respectively. At March 31, 2017, there was $8.1 million of total unrecognized share-based compensation costs, which will be recognized over a weighted average remaining contractual term of 2.6 years.

10.	Accumulated Other Comprehensive Income/(Loss)

The following table sets forth the components of accumulated other comprehensive income/(loss):

	Three Months Ended March 31,
	2017	2016
Cash flow hedges:
Beginning balance	$4,949	$(3,811)
Unrealized gains/(losses) on cash flow hedges	452	(3,635)
Amortization of cash flow hedges (1)	484	795
Total accumulated other comprehensive income/(loss)	$5,885	$(6,651)
__________
(1)    Amounts reclassified out of accumulated other comprehensive income/(loss) into contractual interest expense.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

11.	Discontinued Operations

The following tables set forth the results of operations and cash flows related to discontinued operations for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Rental and other revenues	$—	$8,484
Operating expenses:
Rental property and other expenses	—	3,334
General and administrative	—	1,388
Total operating expenses	—	4,722
Interest expense	—	85
Other income	—	420
Income from discontinued operations	—	4,097
Net gains on disposition of discontinued operations	—	414,496
Total income from discontinued operations	$—	$418,593

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities	$—	$2,040
Cash flows from investing activities	$—	$417,097

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

12.	Earnings Per Share and Per Unit

The following table sets forth the computation of basic and diluted earnings per share of the Company:

	Three Months Ended March 31,
	2017	2016
Earnings per Common Share - basic:
Numerator:
Income from continuing operations	$33,485	$28,142
Net (income) attributable to noncontrolling interests in the Operating Partnership from continuing operations	(888)	(746)
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(300)	(308)
Dividends on Preferred Stock	(623)	(626)
Income from continuing operations available for common stockholders	31,674	26,462
Income from discontinued operations	—	418,593
Net (income) attributable to noncontrolling interests in the Operating Partnership from discontinued operations	—	(12,265)
Income from discontinued operations available for common stockholders	—	406,328
Net income available for common stockholders	$31,674	$432,790
Denominator:
Denominator for basic earnings per Common Share – weighted average shares	101,738	96,373
Earnings per Common Share - basic:
Income from continuing operations available for common stockholders	$0.31	$0.27
Income from discontinued operations available for common stockholders	—	4.22
Net income available for common stockholders	$0.31	$4.49
Earnings per Common Share - diluted:
Numerator:
Income from continuing operations	$33,485	$28,142
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(300)	(308)
Dividends on Preferred Stock	(623)	(626)
Income from continuing operations available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	32,562	27,208
Income from discontinued operations available for common stockholders	—	418,593
Net income available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	$32,562	$445,801
Denominator:
Denominator for basic earnings per Common Share – weighted average shares	101,738	96,373
Add:
Stock options using the treasury method	85	84
Noncontrolling interests Common Units	2,838	2,900
Denominator for diluted earnings per Common Share – adjusted weighted average shares and assumed conversions (1)	104,661	99,357
Earnings per Common Share - diluted:
Income from continuing operations available for common stockholders	$0.31	$0.27
Income from discontinued operations available for common stockholders	—	4.22
Net income available for common stockholders	$0.31	$4.49
__________

(1)	Includes all unvested restricted stock where dividends on such restricted stock are non-forfeitable.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

12.	Earnings Per Share and Per Unit - Continued

The following table sets forth the computation of basic and diluted earnings per unit of the Operating Partnership:

	Three Months Ended March 31,
	2017	2016
Earnings per Common Unit - basic:
Numerator:
Income from continuing operations	$33,485	$28,142
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(300)	(308)
Distributions on Preferred Units	(623)	(626)
Income from continuing operations available for common unitholders	32,562	27,208
Income from discontinued operations available for common unitholders	—	418,593
Net income available for common unitholders	$32,562	$445,801
Denominator:
Denominator for basic earnings per Common Unit – weighted average units	104,167	98,864
Earnings per Common Unit - basic:
Income from continuing operations available for common unitholders	$0.31	$0.28
Income from discontinued operations available for common unitholders	—	4.23
Net income available for common unitholders	$0.31	$4.51
Earnings per Common Unit - diluted:
Numerator:
Income from continuing operations	$33,485	$28,142
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(300)	(308)
Distributions on Preferred Units	(623)	(626)
Income from continuing operations available for common unitholders	32,562	27,208
Income from discontinued operations available for common unitholders	—	418,593
Net income available for common unitholders	$32,562	$445,801
Denominator:
Denominator for basic earnings per Common Unit – weighted average units	104,167	98,864
Add:
Stock options using the treasury method	85	84
Denominator for diluted earnings per Common Unit – adjusted weighted average units and assumed conversions (1)	104,252	98,948
Earnings per Common Unit - diluted:
Income from continuing operations available for common unitholders	$0.31	$0.28
Income from discontinued operations available for common unitholders	—	4.23
Net income available for common unitholders	$0.31	$4.51
__________

(1)	Includes all unvested restricted stock where distributions on such restricted stock are non-forfeitable.

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

	Three Months Ended March 31,
	2017	2016
Rental and Other Revenues:
Office:
Atlanta	$34,209	$33,196
Greensboro	5,302	5,147
Memphis	11,795	12,014
Nashville	23,690	23,366
Orlando	12,438	11,485
Pittsburgh	14,849	15,140
Raleigh	29,546	28,222
Richmond	10,942	11,069
Tampa	23,256	21,438
Total Office Segment	166,027	161,077
Other	3,381	3,782
Total Rental and Other Revenues	$169,408	$164,859

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

13.	Segment Information - Continued

	Three Months Ended March 31,
	2017	2016
Net Operating Income:
Office:
Atlanta	$22,006	$21,052
Greensboro	3,358	3,148
Memphis	7,272	7,415
Nashville	16,624	16,815
Orlando	7,578	6,685
Pittsburgh	8,625	8,603
Raleigh	21,465	20,254
Richmond	7,621	7,429
Tampa	15,122	13,327
Total Office Segment	109,671	104,728
Other	2,341	2,551
Total Net Operating Income	112,012	107,279
Reconciliation to income from continuing operations before disposition of investment properties and activity in unconsolidated affiliates:
Depreciation and amortization	(56,145)	(53,494)
General and administrative expenses	(11,490)	(11,137)
Interest expense	(17,863)	(20,705)
Other income	684	517
Income from continuing operations before disposition of investment properties and activity in unconsolidated affiliates	$27,198	$22,460

14.	Subsequent Events

On April 20, 2017, the Company declared a cash dividend of $0.44 per share of Common Stock, which is payable on June 6, 2017 to stockholders of record as of May 17, 2017.

On April 24, 2017, we obtained a $100.0 million secured mortgage loan from a third party lender with an effective interest rate of 4.0%. This loan is scheduled to mature in May 2029.

Subsequent to March 31, 2017, we obtained $150.0 million notional amount of forward-starting swaps that effectively lock the underlying treasury rate at 2.44% with respect to a forecasted debt issuance expected to occur prior to May 15, 2018. The counterparties under the swaps are major financial institutions.

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

This list of risks and uncertainties, however, is not intended to be exhaustive. You should also review the other cautionary statements we make in “Business – Risk Factors” set forth in our 2016 Annual Report on Form 10-K. Given these uncertainties, you should not place undue reliance on forward-looking statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements to reflect any future events or circumstances or to reflect the occurrence of unanticipated events.

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

The key components affecting our rental and other revenues are average occupancy, rental rates, cost recovery income, new developments placed in service, acquisitions and dispositions. Average occupancy generally increases during times of improving economic growth, as our ability to lease space outpaces vacancies that occur upon the expirations of existing leases. Average occupancy generally declines during times of slower economic growth, when new vacancies tend to outpace our ability to lease space. Asset acquisitions, dispositions and new developments placed in service directly impact our rental revenues and could impact our average occupancy, depending upon the occupancy rate of the properties that are acquired, sold or placed in service. A further indicator of the predictability of future revenues is the expected lease expirations of our portfolio. As a result, in addition to seeking to increase our average occupancy by leasing current vacant space, we also concentrate our leasing efforts on renewing existing leases prior to expiration. For more information regarding our lease expirations, see "Properties - Lease Expirations" in our 2016 Annual Report on Form 10-K. Occupancy in our office portfolio decreased from 92.9% at December 31, 2016 to 92.4% at March 31, 2017 primarily due to the scheduled expiration of a large customer in Nashville. We expect average occupancy for our office portfolio to be slightly higher than 92.0% for the remainder of 2017.

Whether or not our rental revenue tracks average occupancy proportionally depends upon whether GAAP rents under signed new and renewal leases are higher or lower than the GAAP rents under expiring leases. Annualized rental revenues from second generation leases expiring during any particular year are typically less than 15% of our total annual rental revenues. The following table sets forth information regarding second generation office leases signed during the first quarter of 2017 (we define second generation office leases as leases with new customers and renewals of existing customers in office space that has been previously occupied under our ownership and leases with respect to vacant space in acquired buildings):

	New	Renewal	All Office
Leased space (in rentable square feet)	205,984	509,122	715,106
Average term (in years - rentable square foot weighted)	6.3	4.5	5.0
Base rents (per rentable square foot) (1)	$29.08	$27.00	$27.60
Rent concessions (per rentable square foot) (1)	(0.47)	(0.27)	(0.33)
GAAP rents (per rentable square foot) (1)	$28.61	$26.73	$27.27
Tenant improvements (per rentable square foot) (1)	$4.25	$1.79	$2.50
Leasing commissions (per rentable square foot) (1)	$1.22	$0.43	$0.66
__________

(1)	Weighted average per rentable square foot on an annual basis over the lease term.

Annual combined GAAP rents for new and renewal leases signed in the first quarter were $27.27 per rentable square foot, or 16.6%, higher compared to previous leases in the same office spaces.

We strive to maintain a diverse, stable and creditworthy customer base. We have an internal guideline whereby customers that account for more than 3% of our revenues are periodically reviewed with the Company's Board of Directors. As of March 31, 2017, no customer accounted for more than 3% of our cash revenues other than the Federal Government, which accounted for less than 6% of our cash revenues on an annualized basis.

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

Net Operating Income

Whether or not we record increasing same property net operating income (“NOI”) depends upon our ability to garner higher rental revenues, whether from higher average occupancy, higher GAAP rents per rentable square foot or higher cost recovery income, that exceed any corresponding growth in operating expenses. Same property NOI from continuing operations was $2.5 million, or 2.4%, higher in the first quarter of 2017 as compared to 2016 due to an increase in same property revenues of $1.6 million and a decrease of $0.8 million in same property expenses. We expect same property NOI to be higher in the remainder of 2017 than 2016 as higher rental revenues, mostly from higher average GAAP rents per rentable square foot and higher cost recovery income, are expected to more than offset an anticipated increase in same property operating expenses.

In addition to the effect of same property NOI, whether or not NOI from continuing operations increases depends upon whether the NOI from our acquired properties and development properties placed in service exceeds the NOI from sold properties. NOI from continuing operations was $4.7 million, or 4.4%, higher in the first quarter of 2017 as compared to 2016 due to the impact of development properties placed in service and acquisitions, offset by NOI lost from sold properties not classified as discontinued operations. We expect NOI from continuing operations to be higher in the remainder of 2017 than 2016 due to the impact of our net investment activity in 2016 and 2017.

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

Rental and other revenues are our principal source of funds to meet our short-term liquidity requirements. Other sources of funds for short-term liquidity needs include available working capital and borrowings under our revolving credit facility, which had $344.8 million of availability at April 18, 2017. Our short-term liquidity requirements primarily consist of operating expenses, interest and principal amortization on our debt, distributions and capital expenditures, including building improvement costs, tenant improvement costs and lease commissions. Building improvements are capital costs to maintain or enhance existing buildings not typically related to a specific customer. Tenant improvements are the costs required to customize space for the specific needs of customers. We anticipate that our available cash and cash equivalents and cash provided by operating activities and planned financing activities, including borrowings under our revolving credit facility, will be adequate to meet our short-term liquidity requirements. We use our revolving credit facility for working capital purposes and for the short-term funding of our development and acquisition activity and, in certain instances, the repayment of other debt. The continued ability to borrow under the revolving credit facility allows us to quickly capitalize on strategic opportunities at short-term interest rates.

Our long-term liquidity uses generally consist of the retirement or refinancing of debt upon maturity, funding of building improvements, new building developments and land infrastructure projects and funding acquisitions of buildings and development land. Our expected future capital expenditures for started and/or committed new development projects were approximately $220 million at March 31, 2017. Additionally, we may, from time to time, retire some or all of our remaining outstanding Preferred Stock and/or unsecured debt securities through redemptions, open market repurchases, privately negotiated acquisitions or otherwise.

We expect to meet our long-term liquidity needs through a combination of:

•	cash flow from operating activities;

•	bank term loans and borrowings under our revolving credit facility;

•	the issuance of unsecured debt;

•	the issuance of secured debt;

•	the issuance of equity securities by the Company or the Operating Partnership; and

•	the disposition of non-core assets.

We generally expect to grow our company on a leverage-neutral basis. At March 31, 2017, our leverage ratio, as measured by the ratio of our mortgages and notes payable and outstanding preferred stock to the undepreciated book value of our assets, was 36.2% and there were 104.9 million diluted shares of Common Stock outstanding.

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

Results of Operations

Three Months Ended March 31, 2017 and 2016

Rental and Other Revenues

Rental and other revenues were $4.5 million, or 2.8%, higher in the first quarter of 2017 as compared to 2016 primarily due to development properties placed in service, higher same property revenues and acquisitions, which increased rental and other revenues by $2.8 million, $1.6 million and $1.4 million, respectively. Same property rental and other revenues were higher primarily due to higher average GAAP rents per rentable square foot, partly offset by lower termination fees. These increases were partly offset by lost revenue of $0.8 million from property dispositions. We expect rental and other revenues for the remainder of 2017 to increase over 2016 due to development properties placed in service, higher same property revenues and acquisitions, partly offset by lost revenue from property dispositions.

Operating Expenses

Rental property and other expenses were $0.2 million, or 0.3%, lower in the first quarter of 2017 as compared to 2016 primarily due to a $0.8 million decrease in same property operating expenses and a $0.3 million decrease in operating expenses from property dispositions. Same property operating expenses were lower primarily due to lower utilities and property insurance, partly offset by higher property taxes. These decreases were partly offset by development properties placed in service and acquisitions, which increased operating expenses by $0.6 million and $0.4 million, respectively. We expect rental property and other expenses for the remainder of 2017 to increase over 2016 due to higher same property operating expenses, development properties placed in service and acquisitions, partly offset by lower operating expenses due to property dispositions.

Depreciation and amortization was $2.7 million, or 5.0%, higher in the first quarter of 2017 as compared to 2016 primarily due to development properties placed in service, acquisitions and accelerated depreciation related to properties that are expected to be demolished, partly offset by property dispositions. We expect depreciation and amortization for the remainder of 2017 to increase over 2016 primarily due to development properties placed in service and acquisitions, partly offset by property dispositions.

General and administrative expenses were $0.4 million, or 3.2%, higher in the first quarter of 2017 as compared to 2016 primarily due to higher company-wide base salaries, long-term equity incentive compensation and benefits. We expect general and administrative expenses for the remainder of 2017 to decrease over 2016 primarily due to lower incentive compensation and acquisition costs, partly offset by higher company-wide base salaries and benefits. First quarter general and administrative expenses are typically higher than in subsequent quarters due to higher long-term equity incentive compensation recognized for certain employees who meet the age and service eligibility requirements under our retirement plan. Long-term equity incentive compensation awards are typically issued during the first quarter of each year.

Interest Expense

Interest expense was $2.8 million, or 13.7%, lower in the first quarter of 2017 as compared to 2016 primarily due to lower average debt balances and higher capitalized interest, partly offset by higher average interest rates. We expect interest expense for the remainder of 2017 to decrease over 2016 primarily due to lower average debt balances and lower average interest rates, partly offset by lower capitalized interest.

Gains on Disposition of Property and Net Gains on Disposition of Discontinued Operations

Total gains were $413.6 million lower in 2017 as compared to 2016 due to the sales of substantially all of our wholly-owned Country Club Plaza assets in Kansas City (which we refer to as the “Plaza assets”) in 2016.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $0.3 million, or 25.7%, lower in the first quarter of 2017 as compared to 2016 primarily due to our share of the net effect of the disposition activity by certain unconsolidated affiliates in 2016. We expect equity in earnings of unconsolidated affiliates for the remainder of 2017 to decrease over 2016 primarily due to our share of the net effect of the disposition activity by certain unconsolidated affiliates in 2016 and lower anticipated occupancy in 2017.

Income From Discontinued Operations

Income from discontinued operations was $4.1 million lower in the first quarter of 2017 as compared to 2016 due to the sales of the Plaza assets in 2016.

Earnings Per Common Share - Diluted

Diluted earnings per common share was $4.18 lower in the first quarter of 2017 as compared to 2016 due to gains from the sales of the Plaza assets in 2016 and an increase in the weighted average Common Shares outstanding, partly offset by increases in income from continuing operations for the reasons discussed above.

Liquidity and Capital Resources

Statements of Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in the Company’s cash flows ($ in thousands):

	Three Months Ended March 31,
	2017	2016	Change
Net Cash Provided By Operating Activities	$68,919	$48,235	$20,684
Net Cash Provided By/(Used In) Investing Activities	(83,725)	333,835	(417,560)
Net Cash Used In Financing Activities	(29,766)	(383,761)	353,995
Total Cash Flows	$(44,572)	$(1,691)	$(42,881)

The increase in net cash provided by operating activities in the first quarter of 2017 as compared to 2016 was primarily due to higher net cash from the operations of development properties placed in service, same properties and acquisitions, the timing of cash paid for operating expenses and the settlement of cash flow hedges. We expect net cash related to operating activities for the remainder of 2017 to be higher as compared to 2016 primarily due to the impact of development properties placed in service, same properties and acquisitions, partly offset by the sales of the Plaza assets in 2016.

The change in net cash provided by/(used in) investing activities in the first quarter of 2017 as compared to 2016 was primarily due to the net proceeds from the sales of the Plaza assets in 2016 and higher investments in development in-process in 2017. We expect uses of cash for investing activities for the remainder of 2017 to be primarily driven by whether or not we acquire and commence development of additional office buildings in the BBDs of our markets. Additionally, as of March 31, 2017, we have approximately $220 million left to fund of our previously-announced development activity. We expect these uses of cash for investing activities will be partly offset by proceeds from non-core dispositions for the remainder of 2017.

The decrease in net cash used in financing activities in the first quarter of 2017 as compared to 2016 was primarily due to higher net debt borrowings in 2017, partly offset by the payment of a special dividend declared in the fourth quarter of 2016 and lower proceeds from the issuance of Common Stock in 2017. Assuming the net effect of our acquisition, disposition and development activity in 2017 results in an increase of our assets, we would expect outstanding debt balances to increase. However, because we generally expect to grow our company on a leverage-neutral basis, we would also expect higher outstanding balances of Common Stock in such event.

Capitalization

The following table sets forth the Company’s capitalization (in thousands, except per share amounts):

	March 31, 2017	December 31, 2016
Mortgages and notes payable, net, at recorded book value	$2,042,486	$1,948,047
Preferred Stock, at liquidation value	$28,905	$28,920
Common Stock outstanding	102,018	101,666
Common Units outstanding (not owned by the Company)	2,837	2,839
Per share stock price at period end	$49.13	$51.01
Market value of Common Stock and Common Units	$5,151,526	$5,330,800
Total capitalization	$7,222,917	$7,307,767

At March 31, 2017, our mortgages and notes payable and outstanding preferred stock represented 28.7% of our total capitalization and 36.2% of the undepreciated book value of our assets. See also "Executive Summary - Liquidity and Capital Resources."

Our mortgages and notes payable as of March 31, 2017 consisted of $127.4 million of secured indebtedness with a weighted average interest rate of 4.35% and $1,923.7 million of unsecured indebtedness with a weighted average interest rate of 3.36%. The secured indebtedness was collateralized by real estate assets with an aggregate undepreciated book value of $254.2 million.

As of March 31, 2017, $656.0 million of our debt does not bear interest at fixed rates or is not protected by interest rate hedge contracts.

Investment Activity

In the normal course of business, we regularly evaluate potential acquisitions. As a result, from time to time, we may have one or more potential acquisitions under consideration that are in varying stages of evaluation, negotiation or due diligence, including potential acquisitions that are subject to non-binding letters of intent or enforceable contracts. Consummation of any transaction is subject to a number of contingencies, including the satisfaction of customary closing conditions. No assurances can be provided that we will acquire any properties in the future. See "Item 1A. Risk Factors - Recent and future acquisitions and development properties may fail to perform in accordance with our expectations and may require renovation and development costs exceeding our estimates" in our 2016 Annual Report on Form 10-K.

During the first quarter of 2017, we sold a building for a sale price of $13.0 million (before closing credits to buyer of $1.2 million) and recorded a gain on disposition of property of $5.3 million.

As of March 31, 2017, we were developing 1.6 million rentable square feet of properties. The following table summarizes these announced and in-process developments:

Property	Market	Type	Rentable Square Feet	Anticipated Total Investment (1)	Investment As Of March 31, 2017 (1)	Pre-Leased	Estimated Completion	Estimated Stabilization
				($ in thousands)
Riverwood 200	Atlanta	Office	299,000	$107,000	$86,667	79.3%	2Q17	2Q19
Seven Springs II	Nashville	Office	131,000	38,100	28,125	52.3	2Q17	3Q18
Bridgestone Americas	Nashville	Office	514,000	200,000	173,536	100.0	3Q17	3Q17
5000 CentreGreen	Raleigh	Office	166,500	40,850	22,051	26.0	3Q17	3Q19
Virginia Urology (2)	Richmond	Office	87,000	29,140	1,980	100.0	3Q18	3Q18
751 Corporate Center (2)	Raleigh	Office	89,700	21,850	1,803	35.3	4Q18	4Q20
Mars Petcare - Ovation (3)	Nashville	Office	223,700	96,200	8,587	100.0	3Q19	3Q19
Enterprise IV	Greensboro	Industrial	128,000	8,040	1,753	62.5	1Q18	4Q18
			1,638,900	$541,180	$324,502	78.4%
__________

(1)	Includes deferred lease commissions which are classified in deferred leasing costs on our Consolidated Balance Sheets.

(2)	Recorded on our Consolidated Balance Sheets in land held for development, not development in-process.

(3)	Includes the portion of land and land infrastructure costs within Ovation associated with the Mars Petcare site.

Financing Activity

During the first quarter of 2017, we entered into separate equity distribution agreements with each of Wells Fargo Securities, LLC, Robert W. Baird & Co. Incorporated, BB&T Capital Markets, a division of BB&T Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, BTIG, LLC, Capital One Securities, Inc., Comerica Securities, Inc., Fifth Third Securities, Inc., Jefferies LLC, Morgan Stanley & Co. LLC, MUFG Securities Americas Inc. and RBC Capital Markets, LLC. Under the terms of the equity distribution agreements, the Company may offer and sell up to $300.0 million in aggregate gross sales price of shares of Common Stock from time to time through such firms, acting as agents of the Company or as principals. Sales of the shares, if any, may be made by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices or as otherwise agreed with any of such firms. During the first quarter of 2017, the Company issued 186,185 shares of Common Stock at an average gross sales price of $49.73 per share and received net proceeds, after sales commissions, of $9.1 million. We paid an aggregate of $0.1 million in sales commissions to MUFG Securities Americas Inc. during the first quarter of 2017.

During the first quarter of 2017, the Operating Partnership issued $300.0 million aggregate principal amount of 3.875% notes due 2027, less original issue discount of $4.0 million. These notes were priced to yield 4.038%. During 2016, we obtained $150.0 million notional amount of forward-starting swaps. Upon issuance of the notes, we terminated the forward-starting swaps resulting in an unrealized gain of $7.3 million in accumulated other comprehensive income. Underwriting fees and other expenses were incurred that aggregated $2.5 million; these costs were deferred and will be amortized over the term of the notes. The net effect of the amortization of these items resulted in an effective fixed interest rate of 3.83%.

During the first quarter of 2017, we paid off at maturity $379.7 million principal amount of 5.85% unsecured notes.

During the first quarter of 2017, we amended our $150.0 million unsecured bank term loan that is scheduled to mature in January 2022 by increasing the borrowed amount to $200.0 million. The interest rate on this term loan at our current credit ratings is LIBOR plus 110 basis points. We incurred $0.3 million of debt issuance costs in connection with this amendment, which will be amortized along with existing unamortized debt issuance costs over the remaining term.

On April 24, 2017, we obtained a $100.0 million secured mortgage loan from a third party lender with an effective interest rate of 4.0%. This loan, which is secured by The Pinnacle at Symphony Place in Nashville, is scheduled to mature in May 2029.

Subsequent to March 31, 2017, we obtained $150.0 million notional amount of forward-starting swaps that effectively lock the underlying treasury rate at 2.44% with respect to a forecasted debt issuance expected to occur prior to May 15, 2018. The counterparties under the swaps are major financial institutions.

Our $475.0 million unsecured revolving credit facility is scheduled to mature in January 2018 and includes an accordion feature that allows for an additional $75.0 million of borrowing capacity subject to additional lender commitments. Assuming no defaults have occurred, we have an option to extend the maturity for two additional six-month periods. The interest rate at our current credit ratings is LIBOR plus 110 basis points and the annual facility fee is 20 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody's Investors Service or Standard & Poor's Ratings Services. There was $131.0 million and $130.0 million outstanding under our revolving credit facility at March 31, 2017 and April 18, 2017, respectively. At both March 31, 2017 and April 18, 2017, we had $0.2 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at March 31, 2017 and April 18, 2017 was $343.8 million and $344.8 million, respectively.

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

The indenture that governs the Operating Partnership’s outstanding unsecured notes requires us to comply with customary operating covenants and various financial ratios. The trustee or the holders of at least 25.0% in principal amount of any series of notes can accelerate the principal amount of such series upon written notice of a default that remains uncured after 60 days.

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

Cash dividends and distributions reduce the amount of cash that would otherwise be available for other business purposes, including funding debt maturities, reducing debt or future growth initiatives. The amount of future distributions that will be made is at the discretion of the Company's Board of Directors. For a discussion of the factors that will affect such cash flows and, accordingly, influence the decisions of the Company’s Board of Directors regarding dividends and distributions, see "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" in our 2016 Annual Report on Form 10-K.

During the first quarter of 2017, the Company declared and paid a regular cash dividend of $0.44 per share of Common Stock. In addition, the Company paid a special cash dividend of $0.80 per share of Common Stock on January 10, 2017 to stockholders of record as of December 27, 2016. The principal purpose of the special dividend was to distribute taxable capital gains associated with the sales of the Plaza assets in 2016.

On April 20, 2017, the Company declared a cash dividend of $0.44 per share of Common Stock, which is payable on June 6, 2017 to stockholders of record as of May 17, 2017.

Current and Future Cash Needs

We anticipate that our available cash and cash equivalents, cash flows from operating activities and other expected financing sources, including the issuance of debt securities by the Operating Partnership, the issuance of secured debt (including the $100.0 million fixed-rate loan discussed above), bank term loans, borrowings under our revolving credit facility, the issuance of equity securities by the Company or the Operating Partnership and the disposition of non-core assets, will be adequate to meet our short-term liquidity requirements, including the $108.3 million secured loan due November 1, 2017 and the $200.0 million principal amount of unsecured notes due April 15, 2018.

We had $4.9 million of cash and cash equivalents as of March 31, 2017. The unused capacity of our revolving credit facility at March 31, 2017 and April 18, 2017 was $343.8 million and $344.8 million, respectively, excluding an accordion feature that allows for an additional $75.0 million of borrowing capacity subject to additional lender commitments. Also, we have recently demonstrated historical experience with our banking partners to obtain additional bank term loans, such as the $350.0 million, six-month unsecured bridge facility we obtained in 2015 for the short-term funding of our acquisition activity and $150.0 million unsecured term loan we obtained in 2016 (which was subsequently expanded by an additional $50.0 million in the first quarter of 2017) to repay amounts outstanding under our revolving credit facility.

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

We generally intend to fund the growth of our company, including the $157.9 million of contractual commitments through March 31, 2018 related to our in-process development activity, on a leverage-neutral basis. At March 31, 2017, our leverage ratio was 36.2% and there were 104.9 million diluted shares of Common Stock outstanding.

Critical Accounting Estimates

There were no changes made by management to the critical accounting policies in the three months ended March 31, 2017. For a description of our critical accounting estimates, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our 2016 Annual Report on Form 10-K.

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

The following table sets forth the Company's FFO, FFO available for common stockholders and FFO available for common stockholders per share ($ in thousands, except per share amounts):

	Three Months Ended March 31,
	2017	2016
Funds from operations:
Net income	$33,485	$446,735
Net (income) attributable to noncontrolling interests in consolidated affiliates	(300)	(308)
Depreciation and amortization of real estate assets	55,475	52,797
(Gains) on disposition of depreciable properties	(5,332)	(3,054)
Unconsolidated affiliates:
Depreciation and amortization of real estate assets	662	742
(Gains) on disposition of depreciable properties	—	(331)
Discontinued operations:
(Gains) on disposition of depreciable properties	—	(414,496)
Funds from operations	83,990	82,085
Dividends on Preferred Stock	(623)	(626)
Funds from operations available for common stockholders	$83,367	$81,459
Funds from operations available for common stockholders per share	$0.80	$0.82
Weighted average shares outstanding (1)	104,661	99,357
__________

(1)	Includes assumed conversion of all potentially dilutive Common Stock equivalents.

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

As of March 31, 2017, our same property portfolio consisted of 224 in-service properties encompassing 29.0 million rentable square feet that were wholly owned during the entirety of the periods presented (from January 1, 2016 to March 31, 2017). As of December 31, 2016, our same property portfolio consisted of 217 in-service properties encompassing 26.7 million rentable square feet that were wholly owned during the entirety of the periods presented (from January 1, 2015 to December 31, 2016). The change in our same property portfolio was due to the addition of four properties encompassing 1.6 million rentable square feet acquired during 2015 and four newly developed properties encompassing 0.8 million rentable square feet placed in service during 2015. These additions were offset by the removal of one property encompassing 0.1 million rentable square feet that was sold during 2017.

Rental and other revenues related to properties not in our same property portfolio were $6.9 million and $4.0 million for the three months ended March 31, 2017 and 2016, respectively. Rental property and other expenses related to properties not in our same property portfolio were $1.8 million and $1.1 million for the three months ended March 31, 2017 and 2016, respectively.

The following table sets forth the Company’s NOI and same property NOI:

	Three Months Ended March 31,
	2017	2016
Income from continuing operations before disposition of investment properties and activity in unconsolidated affiliates	$27,198	$22,460
Other income	(684)	(517)
Interest expense	17,863	20,705
General and administrative expenses	11,490	11,137
Depreciation and amortization	56,145	53,494
Net operating income from continuing operations	112,012	107,279
Less – non same property and other net operating income	(5,142)	(2,885)
Same property net operating income from continuing operations	$106,870	$104,394

Same property net operating income from continuing operations	$106,870	$104,394
Less – lease termination fees, straight-line rent and other non-cash adjustments	(4,599)	(7,429)
Same property cash net operating income from continuing operations	$102,271	$96,965

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

At March 31, 2017, we had $1,170.1 million principal amount of fixed rate debt outstanding (not including debt with a variable rate that is effectively fixed by related interest rate hedge contracts). The estimated aggregate fair market value of this debt was $1,181.3 million. If interest rates had been 100 basis points higher, the aggregate fair market value of our fixed rate debt would have been $51.7 million lower. If interest rates had been 100 basis points lower, the aggregate fair market value of our fixed rate debt would have been $55.5 million higher.

At March 31, 2017, we had $656.0 million of variable rate debt outstanding not protected by interest rate hedge contracts. If the weighted average interest rate on this variable rate debt had been 100 basis points higher, the annual interest expense would increase $6.6 million. If the weighted average interest rate on this variable rate debt had been 100 basis points lower, the annual interest expense would decrease $6.6 million.

At March 31, 2017, we had $225.0 million of variable rate debt outstanding with $225.0 million of related floating-to-fixed interest rate swaps that effectively fix the underlying LIBOR rate at 1.678%. If the underlying LIBOR interest rates increase or decrease by 100 basis points, the aggregate fair market value of the swaps at March 31, 2017 would increase by $3.9 million or decrease by $4.0 million, respectively.

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

SEC rules also require us to establish and maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in internal control over financial reporting during the three months ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. There were also no changes in internal control over financial reporting during the three months ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of 2017, the Company issued an aggregate of 2,000 shares of Common Stock to holders of Common Units in the Operating Partnership upon the redemption of a like number of Common Units in private offerings exempt from the registration requirements pursuant to Section 4(2) of the Securities Act. Each of the holders of Common Units was an accredited investor under Rule 501 of the Securities Act. The resale of such shares was registered by the Company under the Securities Act.

The following table sets forth information related to shares of Common Stock surrendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock during the first quarter of 2017:

	Total Number of Shares Purchased	Weighted Average Price Paid per Share
January 1 to January 31	—	$—
February 1 to February 28	—	—
March 1 to March 31	65,765	52.49
Total	65,765	$52.49

ITEM 6. EXHIBITS

Exhibit Number	Description
1
Form of Equity Distribution Agreement, dated February 8, 2017, among Highwoods Properties, Inc., Highwoods Realty Limited Partnership and each of the firms named therein (filed as part of the Company’s Current Report on Form 8-K dated February 8, 2017)

4.1	Form of 3.875% Notes due March 1, 2027 (filed as part of the Company’s Current Report on Form 8-K dated February 23, 2017)
4.2	Officers’ Certificate Establishing the Terms of the 3.875% Notes, dated February 23, 2017 (filed as part of the Company’s Current Report on Form 8-K dated February 23, 2017)
12.1	Statement re: Computation of Ratios of the Company
12.2	Statement re: Computation of Ratios of the Operating Partnership
31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Company
31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Company
31.3	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Operating Partnership
31.4	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Operating Partnership
32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Company
32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Company
32.3	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Operating Partnership
32.4	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Operating Partnership
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Highwoods Properties, Inc.
By:	/s/ Mark F. Mulhern
Mark F. Mulhern
Executive Vice President and Chief Financial Officer

Highwoods Realty Limited Partnership
By:	Highwoods Properties, Inc., its sole general partner
By:	/s/ Mark F. Mulhern
Mark F. Mulhern
Executive Vice President and Chief Financial Officer

Date: April 25, 2017