Form 10-Q
period 2017-06-30
HIGHWOODS PROPERTIES INC; HIGHWOODS REALTY LTD PARTNERSHIP
filed 2017-07-25
CIK 921082, 941713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The Company had 103,236,237 shares of Common Stock outstanding as of July 18, 2017.

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

Certain information contained herein is presented as of July 18, 2017, the latest practicable date for financial information prior to the filing of this Quarterly Report.

This report combines the Quarterly Reports on Form 10-Q for the period ended June 30, 2017 of the Company and the Operating Partnership. We believe combining the quarterly reports into this single report results in the following benefits:

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

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2017

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HIGHWOODS PROPERTIES, INC.
Consolidated Balance Sheets
(Unaudited and in thousands, except share and per share data)

	June 30, 2017	December 31, 2016
Assets:
Real estate assets, at cost:
Land	$470,185	$474,375
Buildings and tenant improvements	4,374,143	4,313,373
Development in-process	245,593	279,602
Land held for development	82,326	77,355
	5,172,247	5,144,705
Less-accumulated depreciation	(1,163,778)	(1,134,103)
Net real estate assets	4,008,469	4,010,602
Real estate and other assets, net, held for sale	54,543	—
Cash and cash equivalents	13,346	49,490
Restricted cash	20,612	29,141
Accounts receivable, net of allowance of $376 and $624, respectively	15,701	17,372
Mortgages and notes receivable, net of allowance of $88 and $105, respectively	6,750	8,833
Accrued straight-line rents receivable, net of allowance of $205 and $692, respectively	185,632	172,829
Investments in and advances to unconsolidated affiliates	15,243	18,846
Deferred leasing costs, net of accumulated amortization of $147,744 and $140,081, respectively	205,256	213,500
Prepaid expenses and other assets, net of accumulated amortization of $21,517 and $19,904, respectively	34,947	40,437
Total Assets	$4,560,499	$4,561,050
Liabilities, Noncontrolling Interests in the Operating Partnership and Equity:
Mortgages and notes payable, net	$2,005,038	$1,948,047
Accounts payable, accrued expenses and other liabilities	200,981	313,885
Liabilities held for sale	1,122	—
Total Liabilities	2,207,141	2,261,932
Commitments and contingencies
Noncontrolling interests in the Operating Partnership	143,646	144,802
Equity:
Preferred Stock, $.01 par value, 50,000,000 authorized shares;
8.625% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 28,905 and 28,920 shares issued and outstanding, respectively	28,905	28,920
Common Stock, $.01 par value, 200,000,000 authorized shares;
103,236,237 and 101,665,554 shares issued and outstanding, respectively	1,032	1,017
Additional paid-in capital	2,926,128	2,850,881
Distributions in excess of net income available for common stockholders	(770,101)	(749,412)
Accumulated other comprehensive income	6,046	4,949
Total Stockholders’ Equity	2,192,010	2,136,355
Noncontrolling interests in consolidated affiliates	17,702	17,961
Total Equity	2,209,712	2,154,316
Total Liabilities, Noncontrolling Interests in the Operating Partnership and Equity	$4,560,499	$4,561,050

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Income
(Unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Rental and other revenues	$177,283	$166,860	$346,691	$331,719
Operating expenses:
Rental property and other expenses	58,854	57,515	116,250	115,095
Depreciation and amortization	55,816	55,317	111,961	108,811
General and administrative	9,050	8,327	20,540	19,464
Total operating expenses	123,720	121,159	248,751	243,370
Interest expense:
Contractual	15,345	18,674	32,368	38,389
Amortization of debt issuance costs	809	811	1,649	1,801
	16,154	19,485	34,017	40,190
Other income:
Interest and other income	564	534	1,248	1,051
Gains on debt extinguishment	826	—	826	—
	1,390	534	2,074	1,051
Income from continuing operations before disposition of investment properties and activity in unconsolidated affiliates	38,799	26,750	65,997	49,210
Gains on disposition of property	—	5,861	5,332	10,258
Equity in earnings of unconsolidated affiliates	755	917	1,710	2,202
Income from continuing operations	39,554	33,528	73,039	61,670
Discontinued operations:
Income from discontinued operations	—	—	—	4,097
Net gains on disposition of discontinued operations	—	—	—	414,496
	—	—	—	418,593
Net income	39,554	33,528	73,039	480,263
Net (income) attributable to noncontrolling interests in the Operating Partnership	(1,043)	(939)	(1,931)	(13,950)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(299)	(314)	(599)	(622)
Dividends on Preferred Stock	(623)	(627)	(1,246)	(1,253)
Net income available for common stockholders	$37,589	$31,648	$69,263	$464,438
Earnings per Common Share – basic:
Income from continuing operations available for common stockholders	$0.37	$0.32	$0.68	$0.60
Income from discontinued operations available for common stockholders	—	—	—	4.19
Net income available for common stockholders	$0.37	$0.32	$0.68	$4.79
Weighted average Common Shares outstanding – basic	102,475	97,648	102,109	97,010
Earnings per Common Share – diluted:
Income from continuing operations available for common stockholders	$0.37	$0.32	$0.68	$0.60
Income from discontinued operations available for common stockholders	—	—	—	4.18
Net income available for common stockholders	$0.37	$0.32	$0.68	$4.78
Weighted average Common Shares outstanding – diluted	105,386	100,628	105,026	99,992
Dividends declared per Common Share	$0.440	$0.425	$0.880	$0.850
Net income available for common stockholders:
Income from continuing operations available for common stockholders	$37,589	$31,648	$69,263	$58,110
Income from discontinued operations available for common stockholders	—	—	—	406,328
Net income available for common stockholders	$37,589	$31,648	$69,263	$464,438
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Comprehensive income:
Net income	$39,554	$33,528	$73,039	$480,263
Other comprehensive income/(loss):
Unrealized gains/(losses) on cash flow hedges	(136)	(5,760)	316	(9,395)
Amortization of cash flow hedges	297	783	781	1,578
Total other comprehensive income/(loss)	161	(4,977)	1,097	(7,817)
Total comprehensive income	39,715	28,551	74,136	472,446
Less-comprehensive (income) attributable to noncontrolling interests	(1,342)	(1,253)	(2,530)	(14,572)
Comprehensive income attributable to common stockholders	$38,373	$27,298	$71,606	$457,874

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Equity
(Unaudited and in thousands, except share amounts)

	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Income	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2016	101,665,554	$1,017	$28,920	$2,850,881	$4,949	$17,961	$(749,412)	$2,154,316
Issuances of Common Stock, net of issuance costs and tax withholdings	1,453,935	15	—	69,818	—	—	—	69,833
Conversions of Common Units to Common Stock	6,000	—	—	305	—	—	—	305
Dividends on Common Stock		—	—	—	—	—	(89,952)	(89,952)
Dividends on Preferred Stock		—	—	—	—	—	(1,246)	(1,246)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	287	—	—	—	287
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(858)	—	(858)
Issuances of restricted stock	110,748	—	—	—	—	—	—	—
Redemptions/repurchases of Preferred Stock		—	(15)	—	—	—	—	(15)
Share-based compensation expense, net of forfeitures	—	—	—	4,837	—	—	—	4,837
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(1,931)	(1,931)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	599	(599)	—
Comprehensive income:
Net income		—	—	—	—	—	73,039	73,039
Other comprehensive income		—	—	—	1,097	—	—	1,097
Total comprehensive income								74,136
Balance at June 30, 2017	103,236,237	$1,032	$28,905	$2,926,128	$6,046	$17,702	$(770,101)	$2,209,712

	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2015	96,091,932	$961	$29,050	$2,598,242	$(3,811)	$17,975	$(1,023,135)	$1,619,282
Issuances of Common Stock, net of issuance costs and tax withholdings	2,324,850	23	—	104,449	—	—	—	104,472
Conversions of Common Units to Common Stock	32,328	—	—	1,558	—	—	—	1,558
Dividends on Common Stock		—	—	—	—	—	(82,272)	(82,272)
Dividends on Preferred Stock		—	—	—	—	—	(1,253)	(1,253)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	(15,042)	—	—	—	(15,042)
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(900)	—	(900)
Issuances of restricted stock	130,752	—	—	—	—	—	—	—
Redemptions/repurchases of Preferred Stock		—	(115)	—	—	—	—	(115)
Share-based compensation expense, net of forfeitures	(8,888)	2	—	4,548	—	—	—	4,550
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(13,950)	(13,950)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	622	(622)	—
Comprehensive income:
Net income		—	—	—	—	—	480,263	480,263
Other comprehensive loss		—	—	—	(7,817)	—	—	(7,817)
Total comprehensive income								472,446
Balance at June 30, 2016	98,570,974	$986	$28,935	$2,693,755	$(11,628)	$17,697	$(640,969)	$2,088,776

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Six Months Ended June 30,
	2017	2016
Operating activities:
Net income	$73,039	$480,263
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	111,961	108,811
Amortization of lease incentives and acquisition-related intangible assets and liabilities	(345)	(1,179)
Share-based compensation expense	4,837	4,550
Allowance for losses on accounts and accrued straight-line rents receivable	110	1,218
Accrued interest on mortgages and notes receivable	(274)	(212)
Amortization of debt issuance costs	1,649	1,801
Amortization of cash flow hedges	781	1,578
Amortization of mortgages and notes payable fair value adjustments	139	(116)
Gains on debt extinguishment	(826)	—
Net gains on disposition of property	(5,332)	(424,754)
Equity in earnings of unconsolidated affiliates	(1,710)	(2,202)
Distributions of earnings from unconsolidated affiliates	2,907	1,095
Settlement of cash flow hedges	7,322	—
Changes in operating assets and liabilities:
Accounts receivable	4,358	(181)
Prepaid expenses and other assets	(1,455)	(5,297)
Accrued straight-line rents receivable	(15,228)	(13,600)
Accounts payable, accrued expenses and other liabilities	(9,818)	(13,970)
Net cash provided by operating activities	172,115	137,805
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	—	(9,058)
Investments in development in-process	(97,096)	(74,668)
Investments in tenant improvements and deferred leasing costs	(54,119)	(42,954)
Investments in building improvements	(31,070)	(31,677)
Net proceeds from disposition of real estate assets	11,532	675,003
Distributions of capital from unconsolidated affiliates	7,445	2,118
Investments in mortgages and notes receivable	—	(7,818)
Repayments of mortgages and notes receivable	2,357	155
Investments in and advances to unconsolidated affiliates	(172)	(105)
Changes in restricted cash and other investing activities	4,496	(257,181)
Net cash provided by/(used in) investing activities	(156,627)	253,815
Financing activities:
Dividends on Common Stock	(89,952)	(82,272)
Special dividend on Common Stock	(81,205)	—
Redemptions/repurchases of Preferred Stock	(15)	(115)
Dividends on Preferred Stock	(1,246)	(1,253)
Distributions to noncontrolling interests in the Operating Partnership	(2,495)	(2,463)
Special distribution to noncontrolling interests in the Operating Partnership	(2,271)	—
Distributions to noncontrolling interests in consolidated affiliates	(858)	(900)
Proceeds from the issuance of Common Stock	74,987	110,158
Costs paid for the issuance of Common Stock	(1,199)	(1,629)
Repurchase of shares related to tax withholdings	(3,955)	(4,057)
Borrowings on revolving credit facility	425,300	153,800
Repayments of revolving credit facility	(314,300)	(169,800)
Borrowings on mortgages and notes payable	456,001	—
Repayments of mortgages and notes payable	(506,679)	(394,738)
Payments of debt extinguishment costs	(57)	—
Changes in debt issuance costs and other financing activities	(3,688)	(943)
Net cash used in financing activities	(51,632)	(394,212)
Net decrease in cash and cash equivalents	$(36,144)	$(2,592)
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows – Continued
(Unaudited and in thousands)

	Six Months Ended June 30,
	2017	2016
Net decrease in cash and cash equivalents	$(36,144)	$(2,592)
Cash and cash equivalents at beginning of the period	49,490	5,036
Cash and cash equivalents at end of the period	$13,346	$2,444

Supplemental disclosure of cash flow information:

	Six Months Ended June 30,
	2017	2016
Cash paid for interest, net of amounts capitalized	$34,930	$38,222

Supplemental disclosure of non-cash investing and financing activities:

	Six Months Ended June 30,
	2017	2016
Unrealized gains/(losses) on cash flow hedges	$316	$(9,395)
Conversions of Common Units to Common Stock	305	1,558
Changes in accrued capital expenditures	(21,961)	9,227
Write-off of fully depreciated real estate assets	28,449	21,948
Write-off of fully amortized leasing costs	15,023	11,690
Write-off of fully amortized debt issuance costs	4,324	—
Adjustment of noncontrolling interests in the Operating Partnership to fair value	(287)	15,042

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Balance Sheets
(Unaudited and in thousands, except unit and per unit data)

	June 30, 2017	December 31, 2016
Assets:
Real estate assets, at cost:
Land	$470,185	$474,375
Buildings and tenant improvements	4,374,143	4,313,373
Development in-process	245,593	279,602
Land held for development	82,326	77,355
	5,172,247	5,144,705
Less-accumulated depreciation	(1,163,778)	(1,134,103)
Net real estate assets	4,008,469	4,010,602
Real estate and other assets, net, held for sale	54,543	—
Cash and cash equivalents	13,346	49,490
Restricted cash	20,612	29,141
Accounts receivable, net of allowance of $376 and $624, respectively	15,701	17,372
Mortgages and notes receivable, net of allowance of $88 and $105, respectively	6,750	8,833
Accrued straight-line rents receivable, net of allowance of $205 and $692, respectively	185,632	172,829
Investments in and advances to unconsolidated affiliates	15,243	18,846
Deferred leasing costs, net of accumulated amortization of $147,744 and $140,081, respectively	205,256	213,500
Prepaid expenses and other assets, net of accumulated amortization of $21,517 and $19,904, respectively	34,947	40,437
Total Assets	$4,560,499	$4,561,050
Liabilities, Redeemable Operating Partnership Units and Capital:
Mortgages and notes payable, net	$2,005,038	$1,948,047
Accounts payable, accrued expenses and other liabilities	200,981	313,885
Liabilities held for sale	1,122	—
Total Liabilities	2,207,141	2,261,932
Commitments and contingencies
Redeemable Operating Partnership Units:
Common Units, 2,832,704 and 2,838,704 outstanding, respectively	143,646	144,802
Series A Preferred Units (liquidation preference $1,000 per unit), 28,905 and 28,920 units issued and outstanding, respectively	28,905	28,920
Total Redeemable Operating Partnership Units	172,551	173,722
Capital:
Common Units:
General partner Common Units, 1,056,601 and 1,040,954 outstanding, respectively	21,568	21,023
Limited partner Common Units, 101,770,827 and 100,215,791 outstanding, respectively	2,135,491	2,081,463
Accumulated other comprehensive income	6,046	4,949
Noncontrolling interests in consolidated affiliates	17,702	17,961
Total Capital	2,180,807	2,125,396
Total Liabilities, Redeemable Operating Partnership Units and Capital	$4,560,499	$4,561,050

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Income
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Rental and other revenues	$177,283	$166,860	$346,691	$331,719
Operating expenses:
Rental property and other expenses	58,854	57,515	116,250	115,095
Depreciation and amortization	55,816	55,317	111,961	108,811
General and administrative	9,050	8,327	20,540	19,464
Total operating expenses	123,720	121,159	248,751	243,370
Interest expense:
Contractual	15,345	18,674	32,368	38,389
Amortization of debt issuance costs	809	811	1,649	1,801
	16,154	19,485	34,017	40,190
Other income:
Interest and other income	564	534	1,248	1,051
Gains on debt extinguishment	826	—	826	—
	1,390	534	2,074	1,051
Income from continuing operations before disposition of investment properties and activity in unconsolidated affiliates	38,799	26,750	65,997	49,210
Gains on disposition of property	—	5,861	5,332	10,258
Equity in earnings of unconsolidated affiliates	755	917	1,710	2,202
Income from continuing operations	39,554	33,528	73,039	61,670
Discontinued operations:
Income from discontinued operations	—	—	—	4,097
Net gains on disposition of discontinued operations	—	—	—	414,496
	—	—	—	418,593
Net income	39,554	33,528	73,039	480,263
Net (income) attributable to noncontrolling interests in consolidated affiliates	(299)	(314)	(599)	(622)
Distributions on Preferred Units	(623)	(627)	(1,246)	(1,253)
Net income available for common unitholders	$38,632	$32,587	$71,194	$478,388
Earnings per Common Unit – basic:
Income from continuing operations available for common unitholders	$0.37	$0.33	$0.68	$0.60
Income from discontinued operations available for common unitholders	—	—	—	4.21
Net income available for common unitholders	$0.37	$0.33	$0.68	$4.81
Weighted average Common Units outstanding – basic	104,900	100,129	104,536	99,496
Earnings per Common Unit – diluted:
Income from continuing operations available for common unitholders	$0.37	$0.33	$0.68	$0.60
Income from discontinued operations available for common unitholders	—	—	—	4.20
Net income available for common unitholders	$0.37	$0.33	$0.68	$4.80
Weighted average Common Units outstanding – diluted	104,977	100,219	104,617	99,583
Distributions declared per Common Unit	$0.440	$0.425	$0.880	$0.850
Net income available for common unitholders:
Income from continuing operations available for common unitholders	$38,632	$32,587	$71,194	$59,795
Income from discontinued operations available for common unitholders	—	—	—	418,593
Net income available for common unitholders	$38,632	$32,587	$71,194	$478,388
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Comprehensive income:
Net income	$39,554	$33,528	$73,039	$480,263
Other comprehensive income/(loss):
Unrealized gains/(losses) on cash flow hedges	(136)	(5,760)	316	(9,395)
Amortization of cash flow hedges	297	783	781	1,578
Total other comprehensive income/(loss)	161	(4,977)	1,097	(7,817)
Total comprehensive income	39,715	28,551	74,136	472,446
Less-comprehensive (income) attributable to noncontrolling interests	(299)	(314)	(599)	(622)
Comprehensive income attributable to common unitholders	$39,416	$28,237	$73,537	$471,824

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Capital
(Unaudited and in thousands)

	Common Units		Accumulated Other Comprehensive Income	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2016	$21,023	$2,081,463	$4,949	$17,961	$2,125,396
Issuances of Common Units, net of issuance costs and tax withholdings	698	69,135	—	—	69,833
Distributions on Common Units	(920)	(91,167)	—	—	(92,087)
Distributions on Preferred Units	(12)	(1,234)	—	—	(1,246)
Share-based compensation expense, net of forfeitures	48	4,789	—	—	4,837
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(858)	(858)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	7	789	—	—	796
Net (income) attributable to noncontrolling interests in consolidated affiliates	(6)	(593)	—	599	—
Comprehensive income:
Net income	730	72,309	—	—	73,039
Other comprehensive income	—	—	1,097	—	1,097
Total comprehensive income					74,136
Balance at June 30, 2017	$21,568	$2,135,491	$6,046	$17,702	$2,180,807

	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2015	$15,759	$1,560,309	$(3,811)	$17,975	$1,590,232
Issuances of Common Units, net of issuance costs and tax withholdings	1,045	103,427	—	—	104,472
Distributions on Common Units	(844)	(83,543)	—	—	(84,387)
Distributions on Preferred Units	(13)	(1,240)	—	—	(1,253)
Share-based compensation expense, net of forfeitures	46	4,504	—	—	4,550
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(900)	(900)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	(253)	(25,066)	—	—	(25,319)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(6)	(616)	—	622	—
Comprehensive income:
Net income	4,803	475,460	—	—	480,263
Other comprehensive loss	—	—	(7,817)	—	(7,817)
Total comprehensive income					472,446
Balance at June 30, 2016	$20,537	$2,033,235	$(11,628)	$17,697	$2,059,841

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Six Months Ended June 30,
	2017	2016
Operating activities:
Net income	$73,039	$480,263
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	111,961	108,811
Amortization of lease incentives and acquisition-related intangible assets and liabilities	(345)	(1,179)
Share-based compensation expense	4,837	4,550
Allowance for losses on accounts and accrued straight-line rents receivable	110	1,218
Accrued interest on mortgages and notes receivable	(274)	(212)
Amortization of debt issuance costs	1,649	1,801
Amortization of cash flow hedges	781	1,578
Amortization of mortgages and notes payable fair value adjustments	139	(116)
Gains on debt extinguishment	(826)	—
Net gains on disposition of property	(5,332)	(424,754)
Equity in earnings of unconsolidated affiliates	(1,710)	(2,202)
Distributions of earnings from unconsolidated affiliates	2,907	1,095
Settlement of cash flow hedges	7,322	—
Changes in operating assets and liabilities:
Accounts receivable	4,358	(181)
Prepaid expenses and other assets	(1,455)	(5,297)
Accrued straight-line rents receivable	(15,228)	(13,600)
Accounts payable, accrued expenses and other liabilities	(9,818)	(13,970)
Net cash provided by operating activities	172,115	137,805
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	—	(9,058)
Investments in development in-process	(97,096)	(74,668)
Investments in tenant improvements and deferred leasing costs	(54,119)	(42,954)
Investments in building improvements	(31,070)	(31,677)
Net proceeds from disposition of real estate assets	11,532	675,003
Distributions of capital from unconsolidated affiliates	7,445	2,118
Investments in mortgages and notes receivable	—	(7,818)
Repayments of mortgages and notes receivable	2,357	155
Investments in and advances to unconsolidated affiliates	(172)	(105)
Changes in restricted cash and other investing activities	4,496	(257,181)
Net cash provided by/(used in) investing activities	(156,627)	253,815
Financing activities:
Distributions on Common Units	(92,087)	(84,387)
Special distribution on Common Units	(83,149)	—
Redemptions/repurchases of Preferred Units	(15)	(115)
Distributions on Preferred Units	(1,246)	(1,253)
Distributions to noncontrolling interests in consolidated affiliates	(858)	(900)
Proceeds from the issuance of Common Units	74,987	110,158
Costs paid for the issuance of Common Units	(1,199)	(1,629)
Repurchase of units related to tax withholdings	(3,955)	(4,057)
Borrowings on revolving credit facility	425,300	153,800
Repayments of revolving credit facility	(314,300)	(169,800)
Borrowings on mortgages and notes payable	456,001	—
Repayments of mortgages and notes payable	(506,679)	(394,738)
Payments of debt extinguishment costs	(57)	—
Changes in debt issuance costs and other financing activities	(4,375)	(1,291)
Net cash used in financing activities	(51,632)	(394,212)
Net decrease in cash and cash equivalents	$(36,144)	$(2,592)
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows - Continued
(Unaudited and in thousands)

	Six Months Ended June 30,
	2017	2016
Net decrease in cash and cash equivalents	$(36,144)	$(2,592)
Cash and cash equivalents at beginning of the period	49,490	5,036
Cash and cash equivalents at end of the period	$13,346	$2,444

Supplemental disclosure of cash flow information:

	Six Months Ended June 30,
	2017	2016
Cash paid for interest, net of amounts capitalized	$34,930	$38,222

Supplemental disclosure of non-cash investing and financing activities:

	Six Months Ended June 30,
	2017	2016
Unrealized gains/(losses) on cash flow hedges	$316	$(9,395)
Changes in accrued capital expenditures	(21,961)	9,227
Write-off of fully depreciated real estate assets	28,449	21,948
Write-off of fully amortized leasing costs	15,023	11,690
Write-off of fully amortized debt issuance costs	4,324	—
Adjustment of Redeemable Common Units to fair value	(1,156)	24,971

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(tabular dollar amounts in thousands, except per share and per unit data)
(Unaudited)

1.    Description of Business and Significant Accounting Policies

Description of Business

Highwoods Properties, Inc. (the “Company”) is a fully integrated real estate investment trust (“REIT”) that provides leasing, management, development, construction and other customer-related services for its properties and for third parties. The Company conducts its activities through Highwoods Realty Limited Partnership (the “Operating Partnership”). At June 30, 2017, we owned or had an interest in 32.0 million rentable square feet of in-service properties, 1.2 million rentable square feet of properties under development and approximately 400 acres of development land.

The Company is the sole general partner of the Operating Partnership. At June 30, 2017, the Company owned all of the Preferred Units and 102.8 million, or 97.3%, of the Common Units in the Operating Partnership. Limited partners owned the remaining 2.8 million Common Units. During the six months ended June 30, 2017, the Company redeemed 6,000 Common Units for a like number of shares of Common Stock.

Common Stock Offerings

During the first quarter of 2017, we entered into separate equity distribution agreements in which the Company may offer and sell up to $300.0 million in aggregate gross sales price of shares of Common Stock. During the three and six months ended June 30, 2017, the Company issued 1,177,734 and 1,363,919 shares, respectively, of Common Stock under its equity distribution agreements at an average gross sales price of $51.03 and $50.85 per share, respectively, and received net proceeds, after sales commissions, of $59.2 million and $68.3 million, respectively.

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
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

1.    Description of Business and Significant Accounting Policies – Continued

Recently Issued Accounting Standards

The Financial Accounting Standards Board ("FASB") issued an accounting standards update ("ASU") that requires the use of a new five-step model to recognize revenue from customer contracts. The five-step model requires that we identify the contract with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when we satisfy the performance obligations. We will also be required to disclose information regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Upon adoption of the ASU in 2018, we expect to utilize the modified retrospective approach. Our initial analysis of our non-lease related revenue contracts indicates that the adoption of this ASU will impact the financial statement disclosure of these contracts with no material impact on the timing of revenue recognition; however, we are still in the process of evaluating this ASU. We expect additional impact of this ASU upon adoption of the ASU related to accounting for leases discussed below for certain lease revenue streams that will be required to be evaluated as non-lease components using the five-step revenue recognition model.

The FASB issued an ASU that adds to and clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. The ASU is required to be adopted in 2018 with retrospective application required. We do not expect such adoption to have a material effect on our Consolidated Statements of Cash Flows.

The FASB issued an ASU that clarifies and narrows the definition of a business used in determining whether to account for a transaction as an asset acquisition or business combination. The guidance requires evaluation of the fair value of the assets acquired to determine if it is concentrated in a single identifiable asset or a group of similar identifiable assets. If so, the transferred assets would not be a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs. The ASU is required to be adopted in 2018 and applied prospectively. Upon adoption of this ASU, we expect that the majority of our future acquisitions would not meet the definition of a business; therefore, the related acquisition costs would be capitalized as part of the purchase price.

The FASB issued an ASU that clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The guidance requires modification accounting if the value, vesting conditions or classification of the award changes. The ASU is required to be adopted in 2018 and applied prospectively. We do not expect such adoption to have a material effect on our Consolidated Financial Statements.

The FASB issued an ASU which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The ASU requires lessors to account for leases using an approach that is substantially equivalent to the existing guidance and is effective for reporting periods beginning in 2019 with early adoption permitted. Our initial analysis of our leases indicates that upon adoption of the ASU, certain lease revenue streams that are currently accounted for using the lease accounting standard will be accounted for as non-lease components using the five-step revenue recognition model discussed above. We are in the process of evaluating this ASU.

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

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

3.    Mortgages and Notes Receivable

Mortgages and notes receivable were $6.8 million and $8.8 million at June 30, 2017 and December 31, 2016, respectively. We evaluate the ability to collect our mortgages and notes receivable by monitoring the leasing statistics and/or market fundamentals of these assets. As of June 30, 2017, our mortgages and notes receivable were not in default and there were no other indicators of impairment.

4.    Intangible Assets and Below Market Lease Liabilities

The following table sets forth total intangible assets and acquisition-related below market lease liabilities, net of accumulated amortization:

	June 30, 2017	December 31, 2016
Assets:
Deferred leasing costs (including lease incentives and above market lease and in-place lease acquisition-related intangible assets)	$353,000	$353,581
Less accumulated amortization	(147,744)	(140,081)
	$205,256	$213,500

Liabilities (in accounts payable, accrued expenses and other liabilities):
Acquisition-related below market lease liabilities	$60,809	$61,221
Less accumulated amortization	(25,834)	(23,074)
	$34,975	$38,147

The following table sets forth amortization of intangible assets and below market lease liabilities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Amortization of deferred leasing costs and acquisition-related intangible assets (in depreciation and amortization)	$10,133	$11,731	$20,752	$23,066
Amortization of lease incentives (in rental and other revenues)	$443	$390	$840	$1,101
Amortization of acquisition-related intangible assets (in rental and other revenues)	$675	$972	$1,711	$2,003
Amortization of acquisition-related intangible assets (in rental property and other expenses)	$139	$139	$276	$277
Amortization of acquisition-related below market lease liabilities (in rental and other revenues)	$(1,592)	$(2,788)	$(3,172)	$(4,560)

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

4.    Intangible Assets and Below Market Lease Liabilities - Continued

The following table sets forth scheduled future amortization of intangible assets and below market lease liabilities:

	Amortization of Deferred Leasing Costs and Acquisition-Related Intangible Assets (in Depreciation and Amortization)	Amortization of Lease Incentives (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental Property and Other Expenses)	Amortization of Acquisition-Related Below Market Lease Liabilities (in Rental and Other Revenues)
July 1 through December 31, 2017	$21,126	$810	$1,140	$274	$(3,073)
2018	36,533	1,510	1,680	553	(5,962)
2019	30,942	1,286	1,286	553	(5,492)
2020	26,160	1,011	967	525	(5,180)
2021	21,887	797	647	—	(4,409)
Thereafter	50,280	3,404	1,885	—	(10,859)
	$186,928	$8,818	$7,605	$1,905	$(34,975)
Weighted average remaining amortization periods as of June 30, 2017 (in years)	6.7	8.7	6.4	3.5	7.0

5.    Mortgages and Notes Payable

The following table sets forth our mortgages and notes payable:

	June 30, 2017	December 31, 2016
Secured indebtedness	$99,856	$128,204
Unsecured indebtedness	1,913,966	1,826,145
Less-unamortized debt issuance costs	(8,784)	(6,302)
Total mortgages and notes payable, net	$2,005,038	$1,948,047

At June 30, 2017, our secured mortgage loans were collateralized by real estate assets with an aggregate undepreciated book value of $147.8 million.

Our $475.0 million unsecured revolving credit facility is scheduled to mature in January 2018 and includes an accordion feature that allows for an additional $75.0 million of borrowing capacity subject to additional lender commitments. Assuming no defaults have occurred, we have an option to extend the maturity for two additional six-month periods. The interest rate at our current credit ratings is LIBOR plus 110 basis points and the annual facility fee is 20 basis points. There was $111.0 million and $97.0 million outstanding under our revolving credit facility at June 30, 2017 and July 18, 2017, respectively. At both June 30, 2017 and July 18, 2017, we had $0.6 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at June 30, 2017 and July 18, 2017 was $363.4 million and $377.4 million, respectively.

During the second quarter of 2017, we prepaid without penalty a secured mortgage loan with a fair market value of $108.2 million with an effective interest rate of 4.22% that was originally scheduled to mature in November 2017. We recorded $0.4 million of gain on debt extinguishment related to this prepayment.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

5.    Mortgages and Notes Payable - Continued

During 2015, we acquired our joint venture partner’s 77.2% interest in a building in Orlando. Simultaneously with this acquisition, the joint venture's previously existing mortgage note was restructured into a new $18.0 million first mortgage note and a $10.2 million subordinated note, both of which were scheduled to mature in July 2017. The first mortgage and subordinated notes had effective interest rates of 5.36% and 8.6%, respectively. The subordinated note and accrued interest thereon can be satisfied, in certain circumstances, upon payment of a "waterfall payment" equal to a cash payment of 50.0% of the amount by which the net sale proceeds or appraised value at the time of refinancing exceeded (1) the outstanding principal of the first mortgage note, (2) funds deposited by us into escrow to fund tenant improvements, leasing commissions and building improvements and (3) a 10.0% return on such funds deposited by us into escrow. As of the date of such restructuring, the subordinated note was recorded at a projected waterfall payment of $1.0 million. During the second quarter of 2017, both notes were retired upon payment of the $18.0 million principal balance on the first mortgage note and a $0.5 million waterfall payment relating to the subordinated note, which resulted in $0.4 million of gain on debt extinguishment.

During the second quarter of 2017, we obtained a $100.0 million secured mortgage loan from a third party lender with an effective interest rate of 4.0%. This loan is scheduled to mature in May 2029. We incurred $0.8 million of debt issuance costs in connection with this loan, which will be amortized over the term of the loan.

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

During the first quarter of 2017, we amended our $150.0 million unsecured bank term loan that is scheduled to mature in January 2022 by increasing the borrowed amount to $200.0 million. The interest rate on this term loan at our current credit ratings is LIBOR plus 110 basis points. The underlying LIBOR rate with respect to $50.0 million of the unsecured bank term loan has been effectively fixed for the term through floating-to-fixed interest rate swaps as discussed in Note 6. We incurred $0.3 million of debt issuance costs in connection with this amendment, which will be amortized along with existing unamortized debt issuance costs over the remaining term.

We are currently in compliance with financial covenants and other requirements with respect to our consolidated debt.

We have considered our short-term liquidity needs within one year from July 25, 2017 (the date of issuance of the quarterly financial statements) and the adequacy of our estimated cash flows from operating activities and other expected financing sources to meet these needs. In particular, we have considered our scheduled debt maturities during such one-year period, including the $200.0 million principal amount of unsecured notes due April 15, 2018. We have concluded it is probable we will meet these short-term liquidity requirements through a combination of the following:

•	available cash and cash equivalents;

•	cash flows from operating activities;

•	issuance of debt securities by the Operating Partnership (some of which debt securities may be hedged to a fixed interest rate pursuant to the forward-starting swaps referred to in Note 6);

•	issuance of secured debt;

•	bank term loans;

•	borrowings under our revolving credit facility;

•issuance of equity securities by the Company or the Operating Partnership; and

•	the disposition of non-core assets.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

6.	Derivative Financial Instruments

During the second quarter of 2017, we entered into $150.0 million notional amount of forward-starting swaps that effectively lock the underlying 10-year treasury rate at 2.44% with respect to a planned issuance of debt securities by the Operating Partnership expected to occur prior to May 15, 2018.

During the second quarter of 2017, we entered into floating-to-fixed interest rate swaps through January 2022 with respect to an aggregate of $50.0 million LIBOR-based borrowings. These swaps effectively fix the underlying one-month LIBOR rate at a weighted average rate of 1.693%.

During 2016, we entered into $150.0 million notional amount of forward-starting swaps that effectively locked the underlying 10-year treasury rate at 1.90% with respect to a planned issuance of debt securities by the Operating Partnership. Upon issuance of the $300.0 million aggregate principal amount of 3.875% notes due 2027 during the first quarter of 2017, we terminated the forward-starting swaps resulting in an unrealized gain of $7.3 million in accumulated other comprehensive income.

The counterparties under these swaps are major financial institutions. The swap agreements contain a provision whereby if we default on certain of our indebtedness and which default results in repayment of such indebtedness being, or becoming capable of being, accelerated by the lender, then we could also be declared in default on our swaps.

Our interest rate swaps have been designated as and are being accounted for as cash flow hedges with changes in fair value recorded in other comprehensive income/(loss) each reporting period. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on our cash flow hedges during the six months ended June 30, 2017 and 2016. We have no collateral requirements related to our interest rate swaps.

Amounts reported in accumulated other comprehensive income/(loss) related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the period from July 1, 2017 through June 30, 2018, we estimate that $0.4 million will be reclassified as a net increase to interest expense.

The following table sets forth the gross fair value of our derivatives:

	June 30, 2017	December 31, 2016
Derivatives:
Derivatives designated as cash flow hedges in prepaid expenses and other assets:
Interest rate swaps	$275	$7,619
Derivatives designated as cash flow hedges in accounts payable, accrued expenses and other liabilities:
Interest rate swaps	$1,003	$1,870

The following table sets forth the effect of our cash flow hedges on accumulated other comprehensive income/(loss) and interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Derivatives Designated as Cash Flow Hedges:
Amount of unrealized gains/(losses) recognized in accumulated other comprehensive income/(loss) on derivatives (effective portion):
Interest rate swaps	$(136)	$(5,760)	$316	$(9,395)
Amount of net losses reclassified out of accumulated other comprehensive income/(loss) into contractual interest expense (effective portion):
Interest rate swaps	$297	$783	$781	$1,578

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

7.	Noncontrolling Interests

Noncontrolling Interests in Consolidated Affiliates

At June 30, 2017, our noncontrolling interests in consolidated affiliates relate to our joint venture partner's 50.0% interest in office properties in Richmond. Our joint venture partner is an unrelated third party.

Noncontrolling Interests in the Operating Partnership

The following table sets forth the Company's noncontrolling interests in the Operating Partnership:

	Six Months Ended June 30,
	2017	2016
Beginning noncontrolling interests in the Operating Partnership	$144,802	$126,429
Adjustment of noncontrolling interests in the Operating Partnership to fair value	(287)	15,042
Conversions of Common Units to Common Stock	(305)	(1,558)
Net income attributable to noncontrolling interests in the Operating Partnership	1,931	13,950
Distributions to noncontrolling interests in the Operating Partnership	(2,495)	(2,463)
Total noncontrolling interests in the Operating Partnership	$143,646	$151,400

The following table sets forth net income available for common stockholders and transfers from the Company's noncontrolling interests in the Operating Partnership:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income available for common stockholders	$37,589	$31,648	$69,263	$464,438
Increase in additional paid in capital from conversions of Common Units to Common Stock	203	1,558	305	1,558
Change from net income available for common stockholders and transfers from noncontrolling interests	$37,792	$33,206	$69,568	$465,996

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

Our Level 2 assets include the fair value of our mortgages and notes receivable and certain interest rate swaps. Our Level 2 liabilities include the fair value of our mortgages and notes payable and remaining interest rate swaps.

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

		Level 1	Level 2
	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs
Fair Value at June 30, 2017:
Assets:
Mortgages and notes receivable, at fair value (1)	$6,750	$—	$6,750
Interest rate swaps (in prepaid expenses and other assets)	275	—	275
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	2,478	2,478	—
Total Assets	$9,503	$2,478	$7,025
Noncontrolling Interests in the Operating Partnership	$143,646	$143,646	$—
Liabilities:
Mortgages and notes payable, net, at fair value (1)	$2,016,420	$—	$2,016,420
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	1,003	—	1,003
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	2,478	2,478	—
Total Liabilities	$2,019,901	$2,478	$2,017,423

Fair Value at December 31, 2016:
Assets:
Mortgages and notes receivable, at fair value (1)	$8,833	$—	$8,833
Interest rate swaps (in prepaid expenses and other assets)	7,619	—	7,619
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	2,451	2,451	—
Total Assets	$18,903	$2,451	$16,452
Noncontrolling Interests in the Operating Partnership	$144,802	$144,802	$—
Liabilities:
Mortgages and notes payable, net, at fair value (1)	$1,965,611	$—	$1,965,611
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	1,870	—	1,870
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	2,451	2,451	—
Total Liabilities	$1,969,932	$2,451	$1,967,481
__________
(1)    Amounts recorded at historical cost on our Consolidated Balance Sheets at June 30, 2017 and December 31, 2016.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

9.	Share-Based Payments

During the six months ended June 30, 2017, the Company granted 168,748 stock options with an exercise price equal to the last reported stock price of our Common Stock on the New York Stock Exchange on the last trading day prior to the date of grant. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model, which resulted in a weighted average grant date fair value per share of $6.72. During the six months ended June 30, 2017, the Company also granted 61,404 shares of time-based restricted stock and 49,344 shares of total return-based restricted stock with weighted average grant date fair values per share of $52.49 and $49.59, respectively. We recorded share-based compensation expense of $1.1 million and $1.0 million during the three months ended June 30, 2017 and 2016, respectively, and $4.8 million and $4.6 million during the six months ended June 30, 2017 and 2016, respectively. At June 30, 2017, there was $7.0 million of total unrecognized share-based compensation costs, which will be recognized over a weighted average remaining contractual term of 2.5 years.

10.	Accumulated Other Comprehensive Income/(Loss)

The following table sets forth the components of accumulated other comprehensive income/(loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cash flow hedges:
Beginning balance	$5,885	$(6,651)	$4,949	$(3,811)
Unrealized gains/(losses) on cash flow hedges	(136)	(5,760)	316	(9,395)
Amortization of cash flow hedges (1)	297	783	781	1,578
Total accumulated other comprehensive income/(loss)	$6,046	$(11,628)	$6,046	$(11,628)
__________
(1)    Amounts reclassified out of accumulated other comprehensive income/(loss) into contractual interest expense.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

11.	Real Estate, Other Assets and Liabilities Held For Sale and Discontinued Operations

The following table sets forth the assets and liabilities held for sale at June 30, 2017 and December 31, 2016, which are considered non-core:

	June 30, 2017	December 31, 2016
Assets:
Land	$11,610	$—
Buildings and tenant improvements	69,259	—
Less-accumulated depreciation	(30,399)	—
Net real estate assets	50,470	—
Accrued straight-line rents receivable, net	2,284	—
Deferred leasing costs, net	1,740	—
Prepaid expenses and other assets	49	—
Real estate and other assets, net, held for sale	$54,543	$—
Liabilities:
Accounts payable, accrued expenses and other liabilities	$(1,122)	$—
Liabilities held for sale	$(1,122)	$—

The following tables set forth the results of operations for the three and six months ended June 30, 2017 and 2016 and cash flows for the six months ended June 30, 2017 and 2016 related to discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Rental and other revenues	$—	$—	$—	$8,484
Operating expenses:
Rental property and other expenses	—	—	—	3,334
General and administrative	—	—	—	1,388
Total operating expenses	—	—	—	4,722
Interest expense	—	—	—	85
Other income	—	—	—	420
Income from discontinued operations	—	—	—	4,097
Net gains on disposition of discontinued operations	—	—	—	414,496
Total income from discontinued operations	$—	$—	$—	$418,593

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities	$—	$2,040
Cash flows from investing activities	$—	$417,097

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

12.	Earnings Per Share and Per Unit

The following table sets forth the computation of basic and diluted earnings per share of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Earnings per Common Share - basic:
Numerator:
Income from continuing operations	$39,554	$33,528	$73,039	$61,670
Net (income) attributable to noncontrolling interests in the Operating Partnership from continuing operations	(1,043)	(939)	(1,931)	(1,685)
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(299)	(314)	(599)	(622)
Dividends on Preferred Stock	(623)	(627)	(1,246)	(1,253)
Income from continuing operations available for common stockholders	37,589	31,648	69,263	58,110
Income from discontinued operations	—	—	—	418,593
Net (income) attributable to noncontrolling interests in the Operating Partnership from discontinued operations	—	—	—	(12,265)
Income from discontinued operations available for common stockholders	—	—	—	406,328
Net income available for common stockholders	$37,589	$31,648	$69,263	$464,438
Denominator:
Denominator for basic earnings per Common Share – weighted average shares	102,475	97,648	102,109	97,010
Earnings per Common Share - basic:
Income from continuing operations available for common stockholders	$0.37	$0.32	$0.68	$0.60
Income from discontinued operations available for common stockholders	—	—	—	4.19
Net income available for common stockholders	$0.37	$0.32	$0.68	$4.79
Earnings per Common Share - diluted:
Numerator:
Income from continuing operations	$39,554	$33,528	$73,039	$61,670
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(299)	(314)	(599)	(622)
Dividends on Preferred Stock	(623)	(627)	(1,246)	(1,253)
Income from continuing operations available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	38,632	32,587	71,194	59,795
Income from discontinued operations available for common stockholders	—	—	—	418,593
Net income available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	$38,632	$32,587	$71,194	$478,388
Denominator:
Denominator for basic earnings per Common Share – weighted average shares	102,475	97,648	102,109	97,010
Add:
Stock options using the treasury method	77	90	81	87
Noncontrolling interests Common Units	2,834	2,890	2,836	2,895
Denominator for diluted earnings per Common Share – adjusted weighted average shares and assumed conversions (1)	105,386	100,628	105,026	99,992
Earnings per Common Share - diluted:
Income from continuing operations available for common stockholders	$0.37	$0.32	$0.68	$0.60
Income from discontinued operations available for common stockholders	—	—	—	4.18
Net income available for common stockholders	$0.37	$0.32	$0.68	$4.78
__________

(1)	Includes all unvested restricted stock where dividends on such restricted stock are non-forfeitable.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

12.	Earnings Per Share and Per Unit - Continued

The following table sets forth the computation of basic and diluted earnings per unit of the Operating Partnership:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Earnings per Common Unit - basic:
Numerator:
Income from continuing operations	$39,554	$33,528	$73,039	$61,670
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(299)	(314)	(599)	(622)
Distributions on Preferred Units	(623)	(627)	(1,246)	(1,253)
Income from continuing operations available for common unitholders	38,632	32,587	71,194	59,795
Income from discontinued operations available for common unitholders	—	—	—	418,593
Net income available for common unitholders	$38,632	$32,587	$71,194	$478,388
Denominator:
Denominator for basic earnings per Common Unit – weighted average units	104,900	100,129	104,536	99,496
Earnings per Common Unit - basic:
Income from continuing operations available for common unitholders	$0.37	$0.33	$0.68	$0.60
Income from discontinued operations available for common unitholders	—	—	—	4.21
Net income available for common unitholders	$0.37	$0.33	$0.68	$4.81
Earnings per Common Unit - diluted:
Numerator:
Income from continuing operations	$39,554	$33,528	$73,039	$61,670
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(299)	(314)	(599)	(622)
Distributions on Preferred Units	(623)	(627)	(1,246)	(1,253)
Income from continuing operations available for common unitholders	38,632	32,587	71,194	59,795
Income from discontinued operations available for common unitholders	—	—	—	418,593
Net income available for common unitholders	$38,632	$32,587	$71,194	$478,388
Denominator:
Denominator for basic earnings per Common Unit – weighted average units	104,900	100,129	104,536	99,496
Add:
Stock options using the treasury method	77	90	81	87
Denominator for diluted earnings per Common Unit – adjusted weighted average units and assumed conversions (1)	104,977	100,219	104,617	99,583
Earnings per Common Unit - diluted:
Income from continuing operations available for common unitholders	$0.37	$0.33	$0.68	$0.60
Income from discontinued operations available for common unitholders	—	—	—	4.20
Net income available for common unitholders	$0.37	$0.33	$0.68	$4.80
__________

(1)	Includes all unvested restricted stock where distributions on such restricted stock are non-forfeitable.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

13.	Segment Information

The following tables summarize the rental and other revenues and net operating income, the primary industry property-level performance metric used by our chief operating decision maker and which is defined as rental and other revenues less rental property and other expenses, for each of our reportable segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Rental and Other Revenues:
Office:
Atlanta	$35,347	$34,652	$69,556	$67,848
Greensboro	5,284	5,037	10,586	10,184
Memphis	11,823	11,931	23,618	23,945
Nashville	28,836	24,415	52,526	47,781
Orlando	12,436	11,197	24,874	22,682
Pittsburgh	14,852	14,195	29,701	29,335
Raleigh	30,097	28,024	59,643	56,246
Richmond	11,106	10,937	22,048	22,006
Tampa	24,250	22,814	47,506	44,252
Total Office Segment	174,031	163,202	340,058	324,279
Other	3,252	3,658	6,633	7,440
Total Rental and Other Revenues	$177,283	$166,860	$346,691	$331,719

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

13.	Segment Information - Continued

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Operating Income:
Office:
Atlanta	$22,544	$21,911	$44,550	$42,963
Greensboro	3,391	3,209	6,749	6,357
Memphis	7,272	7,398	14,544	14,813
Nashville	21,626	17,613	38,250	34,428
Orlando	7,430	6,320	15,008	13,005
Pittsburgh	8,949	8,108	17,574	16,711
Raleigh	21,920	20,156	43,385	40,410
Richmond	7,845	7,687	15,466	15,116
Tampa	15,203	14,361	30,325	27,688
Total Office Segment	116,180	106,763	225,851	211,491
Other	2,249	2,582	4,590	5,133
Total Net Operating Income	118,429	109,345	230,441	216,624
Reconciliation to income from continuing operations before disposition of investment properties and activity in unconsolidated affiliates:
Depreciation and amortization	(55,816)	(55,317)	(111,961)	(108,811)
General and administrative expenses	(9,050)	(8,327)	(20,540)	(19,464)
Interest expense	(16,154)	(19,485)	(34,017)	(40,190)
Other income	1,390	534	2,074	1,051
Income from continuing operations before disposition of investment properties and activity in unconsolidated affiliates	$38,799	$26,750	$65,997	$49,210

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

The key components affecting our rental and other revenues are average occupancy, rental rates, cost recovery income, new developments placed in service, acquisitions and dispositions. Average occupancy generally increases during times of improving economic growth, as our ability to lease space outpaces vacancies that occur upon the expirations of existing leases. Average occupancy generally declines during times of slower economic growth, when new vacancies tend to outpace our ability to lease space. Asset acquisitions, dispositions and new developments placed in service directly impact our rental revenues and could impact our average occupancy, depending upon the occupancy rate of the properties that are acquired, sold or placed in service. A further indicator of the predictability of future revenues is the expected lease expirations of our portfolio. As a result, in addition to seeking to increase our average occupancy by leasing current vacant space, we also concentrate our leasing efforts on renewing existing leases prior to expiration. For more information regarding our lease expirations, see "Properties - Lease Expirations" in our 2016 Annual Report on Form 10-K. Occupancy in our office portfolio was 92.9% at both December 31, 2016 and June 30, 2017 due to a development property being placed in service offset by a scheduled expiration of a large customer, both in our Nashville portfolio. We expect average occupancy for our office portfolio to be approximately 92% for the remainder of 2017.

Whether or not our rental revenue tracks average occupancy proportionally depends upon whether GAAP rents under signed new and renewal leases are higher or lower than the GAAP rents under expiring leases. Annualized rental revenues from second generation leases expiring during any particular year are typically less than 15% of our total annual rental revenues. The following table sets forth information regarding second generation office leases signed during the second quarter of 2017 (we define second generation office leases as leases with new customers and renewals of existing customers in office space that has been previously occupied under our ownership and leases with respect to vacant space in acquired buildings):

	New	Renewal	All Office
Leased space (in rentable square feet)	184,807	390,661	575,468
Average term (in years - rentable square foot weighted)	8.1	4.8	5.8
Base rents (per rentable square foot) (1)	$29.13	$25.77	$26.85
Rent concessions (per rentable square foot) (1)	(0.76)	(0.32)	(0.46)
GAAP rents (per rentable square foot) (1)	$28.37	$25.45	$26.39
Tenant improvements (per rentable square foot) (1)	$3.36	$2.43	$2.73
Leasing commissions (per rentable square foot) (1)	$0.92	$0.62	$0.72
__________

(1)	Weighted average per rentable square foot on an annual basis over the lease term.

Annual combined GAAP rents for new and renewal leases signed in the second quarter were $26.39 per rentable square foot, or 15.1%, higher compared to previous leases in the same office spaces.

We strive to maintain a diverse, stable and creditworthy customer base. We have an internal guideline whereby customers that account for more than 3% of our revenues are periodically reviewed with the Company's Board of Directors. As of June 30, 2017, no customer accounted for more than 3% of our cash revenues other than the Federal Government, which accounted for less than 6% of our cash revenues on an annualized basis.

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

Net Operating Income

Whether or not we record increasing same property net operating income (“NOI”) depends upon our ability to garner higher rental revenues, whether from higher average occupancy, higher GAAP rents per rentable square foot or higher cost recovery income, that exceed any corresponding growth in operating expenses. Same property NOI from continuing operations was $2.6 million, or 2.5%, higher in the second quarter of 2017 as compared to 2016 due to an increase in same property revenues of $2.7 million. We expect same property NOI to be higher in the remainder of 2017 than 2016 as higher rental revenues, mostly from higher average GAAP rents per rentable square foot, higher cost recovery income and higher termination fees, are expected to more than offset an anticipated increase in same property operating expenses.

In addition to the effect of same property NOI, whether or not NOI from continuing operations increases depends upon whether the NOI from our acquired properties and development properties placed in service exceeds the NOI from sold properties. NOI from continuing operations was $9.1 million, or 8.3%, higher in the second quarter of 2017 as compared to 2016 due to the impact of development properties placed in service and acquisitions, offset by NOI lost from sold properties not classified as discontinued operations. We expect NOI from continuing operations to be higher in the remainder of 2017 than 2016 due to the impact of our net investment activity in such periods.

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

Rental and other revenues are our principal source of funds to meet our short-term liquidity requirements. Other sources of funds for short-term liquidity needs include available working capital and borrowings under our revolving credit facility, which had $377.4 million of availability at July 18, 2017. Our short-term liquidity requirements primarily consist of operating expenses, interest and principal amortization on our debt, distributions and capital expenditures, including building improvement costs, tenant improvement costs and lease commissions. Building improvements are capital costs to maintain or enhance existing buildings not typically related to a specific customer. Tenant improvements are the costs required to customize space for the specific needs of customers. We anticipate that our available cash and cash equivalents and cash provided by operating activities and planned financing activities, including borrowings under our revolving credit facility, will be adequate to meet our short-term liquidity requirements. We use our revolving credit facility for working capital purposes and for the short-term funding of our development and acquisition activity and, in certain instances, the repayment of other debt. The continued ability to borrow under the revolving credit facility allows us to quickly capitalize on strategic opportunities at short-term interest rates.

Our long-term liquidity uses generally consist of the retirement or refinancing of debt upon maturity, funding of building improvements, new building developments and land infrastructure projects and funding acquisitions of buildings and development land. Our expected future capital expenditures for started and/or committed new development projects were approximately $241 million at June 30, 2017. Additionally, we may, from time to time, retire some or all of our remaining outstanding Preferred Stock and/or unsecured debt securities through redemptions, open market repurchases, privately negotiated acquisitions or otherwise.

We expect to meet our long-term liquidity needs through a combination of:

•	cash flow from operating activities;

•	bank term loans and borrowings under our revolving credit facility;

•	the issuance of unsecured debt;

•	the issuance of secured debt;

•	the issuance of equity securities by the Company or the Operating Partnership; and

•	the disposition of non-core assets.

We generally expect to grow our company on a leverage-neutral basis. At June 30, 2017, our leverage ratio, as measured by the ratio of our mortgages and notes payable and outstanding preferred stock to the undepreciated book value of our assets, was 35.3% and there were 106.1 million diluted shares of Common Stock outstanding.

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

Results of Operations

Three Months Ended June 30, 2017 and 2016

Rental and Other Revenues

Rental and other revenues were $10.4 million, or 6.2%, higher in the second quarter of 2017 as compared to 2016 primarily due to development properties placed in service, higher same property revenues and acquisitions, which increased rental and other revenues by $7.0 million, $2.7 million and $1.5 million, respectively. Same property rental and other revenues were higher primarily due to higher average GAAP rents per rentable square foot. These increases were partly offset by lost revenue of $0.6 million from property dispositions. We expect rental and other revenues for the remainder of 2017 to increase over 2016 due to development properties placed in service, higher same property revenues and acquisitions, partly offset by lost revenue from property dispositions.

Operating Expenses

Rental property and other expenses were $1.3 million, or 2.3%, higher in the second quarter of 2017 as compared to 2016 primarily due to development properties placed in service and acquisitions, which increased operating expenses by $1.2 million and $0.4 million, respectively. These increases were partly offset by a $0.2 million decrease in operating expenses from property dispositions. Same property operating expenses were relatively unchanged in the second quarter of 2017 as compared to 2016. We expect rental property and other expenses for the remainder of 2017 to increase over 2016 due to development properties placed in service, higher same property operating expenses and acquisitions.

Depreciation and amortization was $0.5 million, or 0.9%, higher in the second quarter of 2017 as compared to 2016 primarily due to development properties placed in service and acquisitions, partly offset by property dispositions. We expect depreciation and amortization for the remainder of 2017 to increase over 2016 for similar reasons.

General and administrative expenses were $0.7 million, or 8.7%, higher in the second quarter of 2017 as compared to 2016 primarily due to higher company-wide base salaries, benefits and dead deal costs. We expect general and administrative expenses for the remainder of 2017 to decrease over 2016 primarily due to lower incentive compensation and acquisition costs, partly offset by higher company-wide base salaries and benefits.

Interest Expense

Interest expense was $3.3 million, or 17.1%, lower in the second quarter of 2017 as compared to 2016 primarily due to lower average debt balances, lower average interest rates and higher capitalized interest. We expect interest expense for the remainder of 2017 to remain relatively consistent with 2016.

Other Income
Other income was $0.9 million higher in the second quarter of 2017 as compared to 2016 primarily due to gains on debt extinguishment in 2017.

Gains on Disposition of Property

Gains on disposition of property were $5.9 million lower in the second quarter of 2017 as compared to 2016 due to the net effect of gains on sold properties not classified as discontinued operations in 2016.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $0.2 million, or 17.7%, lower in the second quarter of 2017 as compared to 2016 primarily due to lower occupancy in 2017. We expect equity in earnings of unconsolidated affiliates for the remainder of 2017 to decrease over 2016 primarily due to our share of the net effect of the disposition activity by certain unconsolidated affiliates in 2016 and lower occupancy in 2017.

Earnings Per Common Share - Diluted

Diluted earnings per common share was $0.05 higher in the second quarter of 2017 as compared to 2016 due to an increase in net income for the reasons discussed above, partly offset by an increase in the weighted average Common Shares outstanding.

Six Months Ended June 30, 2017 and 2016

Rental and Other Revenues

Rental and other revenues were $15.0 million, or 4.5%, higher in the first six months of 2017 as compared to 2016 primarily due to development properties placed in service, higher same property revenues and acquisitions, which increased rental and other revenues by $9.7 million, $4.3 million and $2.9 million, respectively. Same property rental and other revenues were higher primarily due to higher average GAAP rents per rentable square foot, partly offset by lower termination fees. These increases were partly offset by lost revenue of $1.5 million from property dispositions.

Operating Expenses

Rental property and other expenses were $1.2 million, or 1.0%, higher in the first six months of 2017 as compared to 2016 primarily due to development properties placed in service and acquisitions, which increased operating expenses by $1.8 million and $0.8 million, respectively. These increases were partly offset by a $0.8 million decrease in same property operating expenses and a $0.5 million decrease in operating expenses from property dispositions. Same property operating expenses were lower primarily due to lower utilities and property insurance, partly offset by higher property taxes.

Depreciation and amortization was $3.2 million, or 2.9%, higher in the first six months of 2017 as compared to 2016 primarily due to development properties placed in service, acquisitions and accelerated depreciation related to properties that are expected to be demolished, partly offset by property dispositions.

General and administrative expenses were $1.1 million, or 5.5%, higher in the first six months of 2017 as compared to 2016 primarily due to higher company-wide base salaries, benefits and dead deal costs.

Interest Expense

Interest expense was $6.2 million, or 15.4%, lower in the first six months of 2017 as compared to 2016 primarily due to lower average debt balances and higher capitalized interest.

Other Income

Other income was $1.0 million higher in the first six months of 2017 as compared to 2016 primarily due to gains on debt extinguishment in 2017.

Gains on Disposition of Property and Net Gains on Disposition of Discontinued Operations

Total gains were $419.4 million lower in the first six months of 2017 as compared to 2016 due to the sales of substantially all of our wholly-owned Country Club Plaza assets in Kansas City (which we refer to as the “Plaza assets”) in 2016.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $0.5 million, or 22.3%, lower in the first six months of 2017 as compared to 2016 primarily due to our share of the net effect of the disposition activity by certain unconsolidated affiliates in 2016 and lower occupancy in 2017.

Income From Discontinued Operations

Income from discontinued operations was $4.1 million lower in the first six months of 2017 as compared to 2016 due to the sales of the Plaza assets in 2016.

Earnings Per Common Share - Diluted

Diluted earnings per common share was $4.10 lower in the first six months of 2017 as compared to 2016 due to gains from the sales of the Plaza assets in 2016 and an increase in the weighted average Common Shares outstanding, partly offset by increases in income from continuing operations for the reasons discussed above.

Liquidity and Capital Resources

Statements of Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in the Company’s cash flows ($ in thousands):

	Six Months Ended June 30,
	2017	2016	Change
Net Cash Provided By Operating Activities	$172,115	$137,805	$34,310
Net Cash Provided By/(Used In) Investing Activities	(156,627)	253,815	(410,442)
Net Cash Used In Financing Activities	(51,632)	(394,212)	342,580
Total Cash Flows	$(36,144)	$(2,592)	$(33,552)

The increase in net cash provided by operating activities in the first six months of 2017 as compared to 2016 was primarily due to higher net cash from the operations of development properties placed in service, same properties and acquisitions, the timing of cash paid for operating expenses and the settlement of cash flow hedges. We expect net cash related to operating activities for the remainder of 2017 to be higher as compared to 2016 primarily due to the impact of development properties placed in service, same properties and acquisitions, partly offset by non-core dispositions.

The change in net cash provided by/(used in) investing activities in the first six months of 2017 as compared to 2016 was primarily due to the net proceeds from the sales of the Plaza assets in 2016 and higher investments in development in-process in 2017. We expect uses of cash for investing activities for the remainder of 2017 to be primarily driven by whether or not we acquire and commence development of additional office buildings in the BBDs of our markets. Additionally, as of June 30, 2017, we have approximately $241 million left to fund of our previously-announced development activity. We expect these uses of cash for investing activities will be partly offset by proceeds from non-core dispositions for the remainder of 2017.

The decrease in net cash used in financing activities in the first six months of 2017 as compared to 2016 was primarily due to higher net debt borrowings in 2017, partly offset by the payment of a special dividend declared in the fourth quarter of 2016 and lower proceeds from the issuance of Common Stock in 2017. Assuming the net effect of our acquisition, disposition and development activity in 2017 results in an increase of our assets, we would expect outstanding debt balances to increase. However, because we generally expect to grow our company on a leverage-neutral basis, we would also expect higher outstanding balances of Common Stock in such event.

Capitalization

The following table sets forth the Company’s capitalization (in thousands, except per share amounts):

	June 30, 2017	December 31, 2016
Mortgages and notes payable, net, at recorded book value	$2,005,038	$1,948,047
Preferred Stock, at liquidation value	$28,905	$28,920
Common Stock outstanding	103,236	101,666
Common Units outstanding (not owned by the Company)	2,833	2,839
Per share stock price at period end	$50.71	$51.01
Market value of Common Stock and Common Units	$5,378,759	$5,330,800
Total capitalization	$7,412,702	$7,307,767

At June 30, 2017, our mortgages and notes payable and outstanding preferred stock represented 27.4% of our total capitalization and 35.3% of the undepreciated book value of our assets. See also "Executive Summary - Liquidity and Capital Resources."

Our mortgages and notes payable as of June 30, 2017 consisted of $99.9 million of secured indebtedness with a weighted average interest rate of 4.0% and $1,914.0 million of unsecured indebtedness with a weighted average interest rate of 3.47%. The secured indebtedness was collateralized by real estate assets with an aggregate undepreciated book value of $147.8 million. As of June 30, 2017, $596.0 million of our debt does not bear interest at fixed rates or is not protected by interest rate hedge contracts.

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

As of June 30, 2017, we were developing 0.9 million rentable square feet of properties. The following table summarizes these announced and in-process developments:

Property	Market	Type	Rentable Square Feet	Anticipated Total Investment (1)	Investment As Of June 30, 2017 (1)	Pre-Leased	Estimated Completion	Estimated Stabilization
				($ in thousands)
5000 CentreGreen	Raleigh	Office	166,500	$40,850	$27,594	26.0%	3Q17	3Q19
Virginia Urology	Richmond	Office	87,000	29,140	4,095	100.0	3Q18	3Q18
751 Corporate Center	Raleigh	Office	89,700	21,850	2,661	35.3	4Q18	4Q20
Mars Petcare - Ovation	Nashville	Office	223,700	96,200	9,086	100.0	3Q19	3Q19
Enterprise IV	Greensboro	Industrial	128,000	8,040	3,763	62.5	1Q18	4Q18
MetLife III (2)	Raleigh	Office	219,000	64,500	5,718	100.0	2Q19	2Q21
			913,900	$260,580	$52,917	74.9%
__________

(1)	Includes deferred lease commissions which are classified in deferred leasing costs on our Consolidated Balance Sheets.

(2)	Recorded on our Consolidated Balance Sheets in land held for development, not development in-process.

Financing Activity

During the first quarter of 2017, we entered into separate equity distribution agreements with each of Wells Fargo Securities, LLC, Robert W. Baird & Co. Incorporated, BB&T Capital Markets, a division of BB&T Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, BTIG, LLC, Capital One Securities, Inc., Comerica Securities, Inc., Fifth Third Securities, Inc., Jefferies LLC, Morgan Stanley & Co. LLC, MUFG Securities Americas Inc. and RBC Capital Markets, LLC. Under the terms of the equity distribution agreements, the Company may offer and sell up to $300.0 million in aggregate gross sales price of shares of Common Stock from time to time through such firms, acting as agents of the Company or as principals. Sales of the shares, if any, may be made by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices or as otherwise agreed with any of such firms. During the second quarter of 2017, the Company issued 1,177,734 shares of Common Stock at an average gross sales price of $51.03 per share and received net proceeds, after sales commissions, of $59.2 million. We paid an aggregate of $0.9 million in sales commissions to MUFG Securities Americas Inc., Wells Fargo Securities, LLC and Jefferies LLC during the second quarter of 2017.

During the second quarter of 2017, we prepaid without penalty a secured mortgage loan with a fair market value of $108.2 million with an effective interest rate of 4.22% that was originally scheduled to mature in November 2017. We recorded $0.4 million of gain on debt extinguishment related to this prepayment.

During 2015, we acquired our joint venture partner’s 77.2% interest in a building in Orlando. Simultaneously with this acquisition, the joint venture's previously existing mortgage note was restructured into a new $18.0 million first mortgage note and a $10.2 million subordinated note, both of which were scheduled to mature in July 2017. The first mortgage and subordinated notes had effective interest rates of 5.36% and 8.6%, respectively. The subordinated note and accrued interest thereon can be satisfied, in certain circumstances, upon payment of a "waterfall payment" equal to a cash payment of 50.0% of the amount by which the net sale proceeds or appraised value at the time of refinancing exceeded (1) the outstanding principal of the first mortgage note, (2) funds deposited by us into escrow to fund tenant improvements, leasing commissions and building improvements and (3) a 10.0% return on such funds deposited by us into escrow. As of the date of such restructuring, the subordinated note was recorded at a projected waterfall payment of $1.0 million. During the second quarter of 2017, both notes were retired upon payment of the $18.0 million principal balance on the first mortgage note and a $0.5 million waterfall payment relating to the subordinated note, which resulted in $0.4 million of gain on debt extinguishment.

During the second quarter of 2017, we obtained a $100.0 million secured mortgage loan from a third party lender with an effective interest rate of 4.0%. This loan, which is secured by The Pinnacle at Symphony Place in Nashville, is scheduled to mature in May 2029. We incurred $0.8 million of debt issuance costs in connection with this loan, which will be amortized over the term of the loan.

During the second quarter of 2017, we entered into $150.0 million notional amount of forward-starting swaps that effectively lock the underlying 10-year treasury rate at 2.44% with respect to a planned issuance of debt securities by the Operating Partnership expected to occur prior to May 15, 2018. During the second quarter of 2017, we also entered into floating-to-fixed interest rate swaps through January 2022 with respect to an aggregate of $50.0 million LIBOR-based borrowings, which effectively fixes the underlying one-month LIBOR rate at a weighted average rate of 1.693%. The counterparties under our swaps are major financial institutions.

Our $475.0 million unsecured revolving credit facility is scheduled to mature in January 2018 and includes an accordion feature that allows for an additional $75.0 million of borrowing capacity subject to additional lender commitments. Assuming no defaults have occurred, we have an option to extend the maturity for two additional six-month periods. The interest rate at our current credit ratings is LIBOR plus 110 basis points and the annual facility fee is 20 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody's Investors Service or Standard & Poor's Ratings Services. There was $111.0 million and $97.0 million outstanding under our revolving credit facility at June 30, 2017 and July 18, 2017, respectively. At both June 30, 2017 and July 18, 2017, we had $0.6 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at June 30, 2017 and July 18, 2017 was $363.4 million and $377.4 million, respectively.

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

During the second quarter of 2017, the Company declared and paid a cash dividend of $0.44 per share of Common Stock.

Current and Future Cash Needs

We anticipate that our available cash and cash equivalents, cash flows from operating activities and other expected financing sources, including the issuance of debt securities by the Operating Partnership, the issuance of secured debt, bank term loans, borrowings under our revolving credit facility, the issuance of equity securities by the Company or the Operating Partnership and the disposition of non-core assets, will be adequate to meet our short-term liquidity requirements, including the $200.0 million principal amount of unsecured notes due April 15, 2018.

We had $13.3 million of cash and cash equivalents as of June 30, 2017. The unused capacity of our revolving credit facility at June 30, 2017 and July 18, 2017 was $363.4 million and $377.4 million, respectively, excluding an accordion feature that allows for an additional $75.0 million of borrowing capacity subject to additional lender commitments. Also, we have recently demonstrated historical experience with our lending partners to obtain additional indebtedness, such as the $350.0 million, six-month unsecured bridge facility we obtained in 2015 for the short-term funding of our acquisition activity, $150.0 million unsecured term loan we obtained in 2016 (which was subsequently expanded by an additional $50.0 million in the first quarter of 2017) to repay amounts outstanding under our revolving credit facility and $100.0 million secured mortgage loan we obtained in the second quarter of 2017.

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

During 2017, we also expect to sell $105 million to $150 million of properties no longer considered to be core assets due to location, age, quality and/or overall strategic fit. We can make no assurance, however, that we will sell any non-core assets or, if we do, what the timing or terms of any such sale will be.

We generally intend to fund the growth of our company, including the $187.8 million of contractual commitments through June 30, 2018 related to our development activity, on a leverage-neutral basis. At June 30, 2017, our leverage ratio was 35.3% and there were 106.1 million diluted shares of Common Stock outstanding.

Critical Accounting Estimates

There were no changes made by management to the critical accounting policies in the six months ended June 30, 2017. For a description of our critical accounting estimates, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our 2016 Annual Report on Form 10-K.

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

The following table sets forth the Company's FFO, FFO available for common stockholders and FFO available for common stockholders per share ($ in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Funds from operations:
Net income	$39,554	$33,528	$73,039	$480,263
Net (income) attributable to noncontrolling interests in consolidated affiliates	(299)	(314)	(599)	(622)
Depreciation and amortization of real estate assets	55,116	54,680	110,591	107,477
(Gains) on disposition of depreciable properties	—	(5,861)	(5,332)	(8,915)
Unconsolidated affiliates:
Depreciation and amortization of real estate assets	732	749	1,394	1,491
(Gains) on disposition of depreciable properties	—	—	—	(331)
Discontinued operations:
(Gains) on disposition of depreciable properties	—	—	—	(414,496)
Funds from operations	95,103	82,782	179,093	164,867
Dividends on Preferred Stock	(623)	(627)	(1,246)	(1,253)
Funds from operations available for common stockholders	$94,480	$82,155	$177,847	$163,614
Funds from operations available for common stockholders per share	$0.90	$0.82	$1.69	$1.64
Weighted average shares outstanding (1)	105,386	100,628	105,026	99,992
__________

(1)	Includes assumed conversion of all potentially dilutive Common Stock equivalents.

In addition, the Company believes NOI from continuing operations and same property NOI are useful supplemental measures of the Company’s property operating performance because such metrics provide a performance measure of the revenues and expenses directly involved in owning real estate assets and a perspective not immediately apparent from net income or FFO. The Company defines NOI as rental and other revenues from continuing operations, less rental property and other expenses from continuing operations. The Company defines cash NOI as NOI less lease termination fees, straight-line rent, amortization of lease incentives and amortization of acquired above and below market leases. Other REITs may use different methodologies to calculate NOI, same property NOI and cash NOI.

As of June 30, 2017, our same property portfolio consisted of 224 in-service properties encompassing 29.0 million rentable square feet that were wholly owned during the entirety of the periods presented (from January 1, 2016 to June 30, 2017). As of December 31, 2016, our same property portfolio consisted of 217 in-service properties encompassing 26.7 million rentable square feet that were wholly owned during the entirety of the periods presented (from January 1, 2015 to December 31, 2016). The change in our same property portfolio was due to the addition of four properties encompassing 1.6 million rentable square feet acquired during 2015 and four newly developed properties encompassing 0.8 million rentable square feet placed in service during 2015. These additions were offset by the removal of one property encompassing 0.1 million rentable square feet that was sold during 2017.

Rental and other revenues related to properties not in our same property portfolio were $12.6 million and $4.8 million for the three months ended June 30, 2017 and 2016, respectively, and $19.5 million and $8.8 million for the six months ended June 30, 2017 and 2016, respectively. Rental property and other expenses related to properties not in our same property portfolio were $2.4 million and $1.1 million for the three months ended June 30, 2017 and 2016, respectively, and $4.1 million and $2.2 million for the six months ended June 30, 2017 and 2016, respectively.

The following table sets forth the Company’s NOI and same property NOI:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Income from continuing operations before disposition of investment properties and activity in unconsolidated affiliates	$38,799	$26,750	$65,997	$49,210
Other income	(1,390)	(534)	(2,074)	(1,051)
Interest expense	16,154	19,485	34,017	40,190
General and administrative expenses	9,050	8,327	20,540	19,464
Depreciation and amortization	55,816	55,317	111,961	108,811
Net operating income from continuing operations	118,429	109,345	230,441	216,624
Less – non same property and other net operating income	(10,236)	(3,758)	(15,378)	(6,643)
Same property net operating income from continuing operations	$108,193	$105,587	$215,063	$209,981

Same property net operating income from continuing operations	$108,193	$105,587	$215,063	$209,981
Less – lease termination fees, straight-line rent and other non-cash adjustments	(3,191)	(5,868)	(7,790)	(13,297)
Same property cash net operating income from continuing operations	$105,002	$99,719	$207,273	$196,684

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

At June 30, 2017, we had $1,142.8 million principal amount of fixed rate debt outstanding, a $111.5 million decrease as compared to December 31, 2016, excluding debt with a variable rate that is effectively fixed by related interest rate hedge contracts. The estimated aggregate fair market value of this debt was $1,156.9 million. If interest rates had been 100 basis points higher, the aggregate fair market value of our fixed rate debt would have been $57.3 million lower. If interest rates had been 100 basis points lower, the aggregate fair market value of our fixed rate debt would have been $61.9 million higher.

At June 30, 2017, we had $596.0 million of variable rate debt outstanding, a $121.0 million increase as compared to December 31, 2016, not protected by interest rate hedge contracts. If the weighted average interest rate on this variable rate debt had been 100 basis points higher, the annual interest expense would increase $6.0 million. If the weighted average interest rate on this variable rate debt had been 100 basis points lower, the annual interest expense would decrease $6.0 million.

At June 30, 2017, we had $275.0 million of variable rate debt outstanding with $275.0 million of related floating-to-fixed interest rate swaps (including $50.0 million of swaps we entered into during the second quarter of 2017). These swaps effectively fix the underlying one-month LIBOR rate at a weighted average rate of 1.681%. The weighted average rate of such swaps we held at December 31, 2016 was 1.678%. If the underlying LIBOR interest rates increase or decrease by 100 basis points, the aggregate fair market value of the swaps at June 30, 2017 would increase by $5.4 million or decrease by $5.6 million, respectively.

During the second quarter of 2017, we entered into $150.0 million notional amount of forward-starting swaps that effectively lock the underlying 10-year treasury rate at 2.44% with respect to a planned issuance of debt securities by the Operating Partnership expected to occur prior to May 15, 2018. If the underlying treasury rate was to increase or decrease by 100 basis points, the aggregate fair market value of the swaps at June 30, 2017 would increase by $12.7 million or decrease by $14.3 million, respectively.

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

SEC rules also require us to establish and maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in internal control over financial reporting during the three months ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. There were also no changes in internal control over financial reporting during the three months ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second quarter of 2017, the Company issued an aggregate of 4,000 shares of Common Stock to holders of Common Units in the Operating Partnership upon the redemption of a like number of Common Units in private offerings exempt from the registration requirements pursuant to Section 4(2) of the Securities Act. Each of the holders of Common Units was an accredited investor under Rule 501 of the Securities Act. The resale of such shares was registered by the Company under the Securities Act.

The following table sets forth information related to shares of Common Stock surrendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock during the second quarter of 2017:

	Total Number of Shares Purchased	Weighted Average Price Paid per Share
April 1 to April 30	428	$49.13
May 1 to May 31	141	50.97
June 1 to June 30	—	—
Total	569	$49.59

ITEM 5. OTHER INFORMATION

As previously reported, at the Company’s annual meeting of stockholders held on May 10, 2017, a substantial majority of the holders of our common stock cast advisory votes supporting the recommendation of the Company’s Board of Directors that stockholders be provided the opportunity to cast advisory votes on our executive compensation programs every year. An advisory vote on executive compensation is referred to as a “say-on-pay vote.” In light of the Board’s recommendation and the preference of our stockholders as expressed at the annual meeting, the Company has decided to hold say-on-pay votes at its annual meeting every year.

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

Date: July 25, 2017