Form 10-Q
period 2017-09-30
HIGHWOODS PROPERTIES INC; HIGHWOODS REALTY LTD PARTNERSHIP
filed 2017-10-24
CIK 921082, 941713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The Company had 103,248,940 shares of Common Stock outstanding as of October 18, 2017.

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

Certain information contained herein is presented as of October 18, 2017, the latest practicable date for financial information prior to the filing of this Quarterly Report.

This report combines the Quarterly Reports on Form 10-Q for the period ended September 30, 2017 of the Company and the Operating Partnership. We believe combining the quarterly reports into this single report results in the following benefits:

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

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2017

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HIGHWOODS PROPERTIES, INC.
Consolidated Balance Sheets
(Unaudited and in thousands, except share and per share data)

	September 30, 2017	December 31, 2016
Assets:
Real estate assets, at cost:
Land	$488,013	$474,375
Buildings and tenant improvements	4,605,061	4,313,373
Development in-process	58,578	279,602
Land held for development	76,969	77,355
	5,228,621	5,144,705
Less-accumulated depreciation	(1,196,642)	(1,134,103)
Net real estate assets	4,031,979	4,010,602
Cash and cash equivalents	4,864	49,490
Restricted cash	47,761	29,141
Accounts receivable, net of allowance of $504 and $624, respectively	18,027	17,372
Mortgages and notes receivable, net of allowance of $80 and $105, respectively	6,789	8,833
Accrued straight-line rents receivable, net of allowance of $324 and $692, respectively	194,639	172,829
Investments in and advances to unconsolidated affiliates	23,523	18,846
Deferred leasing costs, net of accumulated amortization of $145,814 and $140,081, respectively	202,814	213,500
Prepaid expenses and other assets, net of accumulated amortization of $22,341 and $19,904, respectively	30,070	40,437
Total Assets	$4,560,466	$4,561,050
Liabilities, Noncontrolling Interests in the Operating Partnership and Equity:
Mortgages and notes payable, net	$1,966,398	$1,948,047
Accounts payable, accrued expenses and other liabilities	227,575	313,885
Total Liabilities	2,193,973	2,261,932
Commitments and contingencies
Noncontrolling interests in the Operating Partnership	147,451	144,802
Equity:
Preferred Stock, $.01 par value, 50,000,000 authorized shares;
8.625% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 28,892 and 28,920 shares issued and outstanding, respectively	28,892	28,920
Common Stock, $.01 par value, 200,000,000 authorized shares;
103,248,940 and 101,665,554 shares issued and outstanding, respectively	1,032	1,017
Additional paid-in capital	2,924,048	2,850,881
Distributions in excess of net income available for common stockholders	(758,484)	(749,412)
Accumulated other comprehensive income	5,910	4,949
Total Stockholders’ Equity	2,201,398	2,136,355
Noncontrolling interests in consolidated affiliates	17,644	17,961
Total Equity	2,219,042	2,154,316
Total Liabilities, Noncontrolling Interests in the Operating Partnership and Equity	$4,560,466	$4,561,050

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Income
(Unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Rental and other revenues	$180,185	$166,269	$526,876	$497,988
Operating expenses:
Rental property and other expenses	61,234	58,620	177,484	173,715
Depreciation and amortization	56,973	52,923	168,934	161,734
Impairments of real estate assets	1,445	—	1,445	—
General and administrative	9,247	9,863	29,787	29,327
Total operating expenses	128,899	121,406	377,650	364,776
Interest expense:
Contractual	16,395	17,722	48,763	56,111
Amortization of debt issuance costs	796	844	2,445	2,645
	17,191	18,566	51,208	58,756
Other income:
Interest and other income	558	833	1,806	1,884
Gains on debt extinguishment	—	—	826	—
	558	833	2,632	1,884
Income from continuing operations before disposition of investment properties and activity in unconsolidated affiliates	34,653	27,130	100,650	76,340
Gains on disposition of property	19,849	3,902	25,181	14,160
Equity in earnings of unconsolidated affiliates	5,047	2,808	6,757	5,010
Income from continuing operations	59,549	33,840	132,588	95,510
Discontinued operations:
Income from discontinued operations	—	—	—	4,097
Net gains on disposition of discontinued operations	—	—	—	414,496
	—	—	—	418,593
Net income	59,549	33,840	132,588	514,103
Net (income) attributable to noncontrolling interests in the Operating Partnership	(1,571)	(926)	(3,502)	(14,876)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(315)	(319)	(914)	(941)
Dividends on Preferred Stock	(623)	(624)	(1,869)	(1,877)
Net income available for common stockholders	$57,040	$31,971	$126,303	$496,409
Earnings per Common Share – basic:
Income from continuing operations available for common stockholders	$0.55	$0.32	$1.23	$0.92
Income from discontinued operations available for common stockholders	—	—	—	4.16
Net income available for common stockholders	$0.55	$0.32	$1.23	$5.08
Weighted average Common Shares outstanding – basic	103,237	98,973	102,489	97,669
Earnings per Common Share – diluted:
Income from continuing operations available for common stockholders	$0.55	$0.32	$1.23	$0.92
Income from discontinued operations available for common stockholders	—	—	—	4.16
Net income available for common stockholders	$0.55	$0.32	$1.23	$5.08
Weighted average Common Shares outstanding – diluted	106,145	101,939	105,402	100,645
Dividends declared per Common Share	$0.440	$0.425	$1.320	$1.275
Net income available for common stockholders:
Income from continuing operations available for common stockholders	$57,040	$31,971	$126,303	$90,081
Income from discontinued operations available for common stockholders	—	—	—	406,328
Net income available for common stockholders	$57,040	$31,971	$126,303	$496,409
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Comprehensive income:
Net income	$59,549	$33,840	$132,588	$514,103
Other comprehensive income/(loss):
Unrealized gains/(losses) on cash flow hedges	(347)	1,610	(31)	(7,785)
Amortization of cash flow hedges	211	758	992	2,336
Total other comprehensive income/(loss)	(136)	2,368	961	(5,449)
Total comprehensive income	59,413	36,208	133,549	508,654
Less-comprehensive (income) attributable to noncontrolling interests	(1,886)	(1,245)	(4,416)	(15,817)
Comprehensive income attributable to common stockholders	$57,527	$34,963	$129,133	$492,837

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Equity
(Unaudited and in thousands, except share amounts)

	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Income	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2016	101,665,554	$1,017	$28,920	$2,850,881	$4,949	$17,961	$(749,412)	$2,154,316
Issuances of Common Stock, net of issuance costs and tax withholdings	1,464,638	15	—	70,292	—	—	—	70,307
Conversions of Common Units to Common Stock	8,000	—	—	408	—	—	—	408
Dividends on Common Stock		—	—	—	—	—	(135,375)	(135,375)
Dividends on Preferred Stock		—	—	—	—	—	(1,869)	(1,869)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	(3,297)	—	—	—	(3,297)
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(1,231)	—	(1,231)
Issuances of restricted stock	110,748	—	—	—	—	—	—	—
Redemptions/repurchases of Preferred Stock		—	(28)	—	—	—	—	(28)
Share-based compensation expense, net of forfeitures	—	—	—	5,764	—	—	—	5,764
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(3,502)	(3,502)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	914	(914)	—
Comprehensive income:
Net income		—	—	—	—	—	132,588	132,588
Other comprehensive income		—	—	—	961	—	—	961
Total comprehensive income								133,549
Balance at September 30, 2017	103,248,940	$1,032	$28,892	$2,924,048	$5,910	$17,644	$(758,484)	$2,219,042

	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2015	96,091,932	$961	$29,050	$2,598,242	$(3,811)	$17,975	$(1,023,135)	$1,619,282
Issuances of Common Stock, net of issuance costs and tax withholdings	3,930,262	39	—	187,175	—	—	—	187,214
Conversions of Common Units to Common Stock	60,048	—	—	3,006	—	—	—	3,006
Dividends on Common Stock		—	—	—	—	—	(124,228)	(124,228)
Dividends on Preferred Stock		—	—	—	—	—	(1,877)	(1,877)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	(13,390)	—	—	—	(13,390)
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(966)	—	(966)
Issuances of restricted stock	130,752	—	—	—	—	—	—	—
Redemptions/repurchases of Preferred Stock		—	(130)	—	—	—	—	(130)
Share-based compensation expense, net of forfeitures	(8,888)	2	—	5,410	—	—	—	5,412
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(14,876)	(14,876)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	941	(941)	—
Comprehensive income:
Net income		—	—	—	—	—	514,103	514,103
Other comprehensive loss		—	—	—	(5,449)	—	—	(5,449)
Total comprehensive income								508,654
Balance at September 30, 2016	100,204,106	$1,002	$28,920	$2,780,443	$(9,260)	$17,950	$(650,954)	$2,168,101

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2017	2016
Operating activities:
Net income	$132,588	$514,103
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	168,934	161,734
Amortization of lease incentives and acquisition-related intangible assets and liabilities	(666)	(1,599)
Share-based compensation expense	5,764	5,412
Allowance for losses on accounts and accrued straight-line rents receivable	435	1,846
Accrued interest on mortgages and notes receivable	(391)	(364)
Amortization of debt issuance costs	2,445	2,645
Amortization of cash flow hedges	992	2,336
Amortization of mortgages and notes payable fair value adjustments	422	(175)
Impairments of real estate assets	1,445	—
Gains on debt extinguishment	(826)	—
Net gains on disposition of property	(25,181)	(428,656)
Equity in earnings of unconsolidated affiliates	(6,757)	(5,010)
Distributions of earnings from unconsolidated affiliates	4,815	3,936
Settlement of cash flow hedges	7,322	—
Changes in operating assets and liabilities:
Accounts receivable	916	4,798
Prepaid expenses and other assets	2,735	(2,243)
Accrued straight-line rents receivable	(24,473)	(18,931)
Accounts payable, accrued expenses and other liabilities	(308)	(7,447)
Net cash provided by operating activities	270,211	232,385
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	—	(110,249)
Investments in development in-process	(121,367)	(122,839)
Investments in tenant improvements and deferred leasing costs	(78,691)	(63,715)
Investments in building improvements	(41,862)	(51,714)
Net proceeds from disposition of real estate assets	85,538	680,994
Distributions of capital from unconsolidated affiliates	11,670	2,639
Investments in mortgages and notes receivable	—	(7,934)
Repayments of mortgages and notes receivable	2,435	869
Investments in and advances to unconsolidated affiliates	(10,063)	(105)
Repayments from unconsolidated affiliates	—	448
Changes in restricted cash and other investing activities	(24,225)	(23,310)
Net cash provided by/(used in) investing activities	(176,565)	305,084
Financing activities:
Dividends on Common Stock	(135,375)	(124,228)
Special dividend on Common Stock	(81,205)	—
Redemptions/repurchases of Preferred Stock	(28)	(130)
Dividends on Preferred Stock	(1,869)	(1,877)
Distributions to noncontrolling interests in the Operating Partnership	(3,742)	(3,684)
Special distribution to noncontrolling interests in the Operating Partnership	(2,271)	—
Distributions to noncontrolling interests in consolidated affiliates	(1,231)	(966)
Proceeds from the issuance of Common Stock	75,517	194,518
Costs paid for the issuance of Common Stock	(1,244)	(2,888)
Repurchase of shares related to tax withholdings	(3,966)	(4,416)
Borrowings on revolving credit facility	492,300	257,800
Repayments of revolving credit facility	(420,300)	(528,800)
Borrowings on mortgages and notes payable	456,001	75,000
Repayments of mortgages and notes payable	(507,114)	(395,455)
Payments of debt extinguishment costs	(57)	—
Changes in debt issuance costs and other financing activities	(3,688)	(992)
Net cash used in financing activities	(138,272)	(536,118)
Net increase/(decrease) in cash and cash equivalents	$(44,626)	$1,351
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows – Continued
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2017	2016
Net increase/(decrease) in cash and cash equivalents	$(44,626)	$1,351
Cash and cash equivalents at beginning of the period	49,490	5,036
Cash and cash equivalents at end of the period	$4,864	$6,387

Supplemental disclosure of cash flow information:

	Nine Months Ended September 30,
	2017	2016
Cash paid for interest, net of amounts capitalized	$50,025	$58,138

Supplemental disclosure of non-cash investing and financing activities:

	Nine Months Ended September 30,
	2017	2016
Unrealized losses on cash flow hedges	$(31)	$(7,785)
Conversions of Common Units to Common Stock	408	3,006
Changes in accrued capital expenditures	(6,327)	25,037
Write-off of fully depreciated real estate assets	41,860	28,783
Write-off of fully amortized leasing costs	28,343	16,075
Write-off of fully amortized debt issuance costs	4,324	916
Adjustment of noncontrolling interests in the Operating Partnership to fair value	3,297	13,390

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Balance Sheets
(Unaudited and in thousands, except unit and per unit data)

	September 30, 2017	December 31, 2016
Assets:
Real estate assets, at cost:
Land	$488,013	$474,375
Buildings and tenant improvements	4,605,061	4,313,373
Development in-process	58,578	279,602
Land held for development	76,969	77,355
	5,228,621	5,144,705
Less-accumulated depreciation	(1,196,642)	(1,134,103)
Net real estate assets	4,031,979	4,010,602
Cash and cash equivalents	4,864	49,490
Restricted cash	47,761	29,141
Accounts receivable, net of allowance of $504 and $624, respectively	18,027	17,372
Mortgages and notes receivable, net of allowance of $80 and $105, respectively	6,789	8,833
Accrued straight-line rents receivable, net of allowance of $324 and $692, respectively	194,639	172,829
Investments in and advances to unconsolidated affiliates	23,523	18,846
Deferred leasing costs, net of accumulated amortization of $145,814 and $140,081, respectively	202,814	213,500
Prepaid expenses and other assets, net of accumulated amortization of $22,341 and $19,904, respectively	30,070	40,437
Total Assets	$4,560,466	$4,561,050
Liabilities, Redeemable Operating Partnership Units and Capital:
Mortgages and notes payable, net	$1,966,398	$1,948,047
Accounts payable, accrued expenses and other liabilities	227,575	313,885
Total Liabilities	2,193,973	2,261,932
Commitments and contingencies
Redeemable Operating Partnership Units:
Common Units, 2,830,704 and 2,838,704 outstanding, respectively	147,451	144,802
Series A Preferred Units (liquidation preference $1,000 per unit), 28,892 and 28,920 units issued and outstanding, respectively	28,892	28,920
Total Redeemable Operating Partnership Units	176,343	173,722
Capital:
Common Units:
General partner Common Units, 1,056,708 and 1,040,954 outstanding, respectively	21,665	21,023
Limited partner Common Units, 101,783,423 and 100,215,791 outstanding, respectively	2,144,931	2,081,463
Accumulated other comprehensive income	5,910	4,949
Noncontrolling interests in consolidated affiliates	17,644	17,961
Total Capital	2,190,150	2,125,396
Total Liabilities, Redeemable Operating Partnership Units and Capital	$4,560,466	$4,561,050

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Income
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Rental and other revenues	$180,185	$166,269	$526,876	$497,988
Operating expenses:
Rental property and other expenses	61,234	58,620	177,484	173,715
Depreciation and amortization	56,973	52,923	168,934	161,734
Impairments of real estate assets	1,445	—	1,445	—
General and administrative	9,247	9,863	29,787	29,327
Total operating expenses	128,899	121,406	377,650	364,776
Interest expense:
Contractual	16,395	17,722	48,763	56,111
Amortization of debt issuance costs	796	844	2,445	2,645
	17,191	18,566	51,208	58,756
Other income:
Interest and other income	558	833	1,806	1,884
Gains on debt extinguishment	—	—	826	—
	558	833	2,632	1,884
Income from continuing operations before disposition of investment properties and activity in unconsolidated affiliates	34,653	27,130	100,650	76,340
Gains on disposition of property	19,849	3,902	25,181	14,160
Equity in earnings of unconsolidated affiliates	5,047	2,808	6,757	5,010
Income from continuing operations	59,549	33,840	132,588	95,510
Discontinued operations:
Income from discontinued operations	—	—	—	4,097
Net gains on disposition of discontinued operations	—	—	—	414,496
	—	—	—	418,593
Net income	59,549	33,840	132,588	514,103
Net (income) attributable to noncontrolling interests in consolidated affiliates	(315)	(319)	(914)	(941)
Distributions on Preferred Units	(623)	(624)	(1,869)	(1,877)
Net income available for common unitholders	$58,611	$32,897	$129,805	$511,285
Earnings per Common Unit – basic:
Income from continuing operations available for common unitholders	$0.55	$0.32	$1.24	$0.93
Income from discontinued operations available for common unitholders	—	—	—	4.18
Net income available for common unitholders	$0.55	$0.32	$1.24	$5.11
Weighted average Common Units outstanding – basic	105,660	101,422	104,914	100,142
Earnings per Common Unit – diluted:
Income from continuing operations available for common unitholders	$0.55	$0.32	$1.24	$0.92
Income from discontinued operations available for common unitholders	—	—	—	4.18
Net income available for common unitholders	$0.55	$0.32	$1.24	$5.10
Weighted average Common Units outstanding – diluted	105,736	101,530	104,993	100,236
Distributions declared per Common Unit	$0.440	$0.425	$1.320	$1.275
Net income available for common unitholders:
Income from continuing operations available for common unitholders	$58,611	$32,897	$129,805	$92,692
Income from discontinued operations available for common unitholders	—	—	—	418,593
Net income available for common unitholders	$58,611	$32,897	$129,805	$511,285
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Comprehensive income:
Net income	$59,549	$33,840	$132,588	$514,103
Other comprehensive income/(loss):
Unrealized gains/(losses) on cash flow hedges	(347)	1,610	(31)	(7,785)
Amortization of cash flow hedges	211	758	992	2,336
Total other comprehensive income/(loss)	(136)	2,368	961	(5,449)
Total comprehensive income	59,413	36,208	133,549	508,654
Less-comprehensive (income) attributable to noncontrolling interests	(315)	(319)	(914)	(941)
Comprehensive income attributable to common unitholders	$59,098	$35,889	$132,635	$507,713

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Capital
(Unaudited and in thousands)

	Common Units		Accumulated Other Comprehensive Income	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2016	$21,023	$2,081,463	$4,949	$17,961	$2,125,396
Issuances of Common Units, net of issuance costs and tax withholdings	703	69,604	—	—	70,307
Distributions on Common Units	(1,386)	(137,191)	—	—	(138,577)
Distributions on Preferred Units	(19)	(1,850)	—	—	(1,869)
Share-based compensation expense, net of forfeitures	58	5,706	—	—	5,764
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(1,231)	(1,231)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	(31)	(3,158)	—	—	(3,189)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(9)	(905)	—	914	—
Comprehensive income:
Net income	1,326	131,262	—	—	132,588
Other comprehensive income	—	—	961	—	961
Total comprehensive income					133,549
Balance at September 30, 2017	$21,665	$2,144,931	$5,910	$17,644	$2,190,150

	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2015	$15,759	$1,560,309	$(3,811)	$17,975	$1,590,232
Issuances of Common Units, net of issuance costs and tax withholdings	1,872	185,342	—	—	187,214
Distributions on Common Units	(1,274)	(126,117)	—	—	(127,391)
Distributions on Preferred Units	(19)	(1,858)	—	—	(1,877)
Share-based compensation expense, net of forfeitures	54	5,358	—	—	5,412
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(966)	(966)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	(221)	(21,876)	—	—	(22,097)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(9)	(932)	—	941	—
Comprehensive income:
Net income	5,141	508,962	—	—	514,103
Other comprehensive loss	—	—	(5,449)	—	(5,449)
Total comprehensive income					508,654
Balance at September 30, 2016	$21,303	$2,109,188	$(9,260)	$17,950	$2,139,181

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2017	2016
Operating activities:
Net income	$132,588	$514,103
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	168,934	161,734
Amortization of lease incentives and acquisition-related intangible assets and liabilities	(666)	(1,599)
Share-based compensation expense	5,764	5,412
Allowance for losses on accounts and accrued straight-line rents receivable	435	1,846
Accrued interest on mortgages and notes receivable	(391)	(364)
Amortization of debt issuance costs	2,445	2,645
Amortization of cash flow hedges	992	2,336
Amortization of mortgages and notes payable fair value adjustments	422	(175)
Impairments of real estate assets	1,445	—
Gains on debt extinguishment	(826)	—
Net gains on disposition of property	(25,181)	(428,656)
Equity in earnings of unconsolidated affiliates	(6,757)	(5,010)
Distributions of earnings from unconsolidated affiliates	4,815	3,523
Settlement of cash flow hedges	7,322	—
Changes in operating assets and liabilities:
Accounts receivable	916	4,798
Prepaid expenses and other assets	2,735	(2,243)
Accrued straight-line rents receivable	(24,473)	(18,931)
Accounts payable, accrued expenses and other liabilities	(308)	(7,447)
Net cash provided by operating activities	270,211	231,972
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	—	(110,249)
Investments in development in-process	(121,367)	(122,839)
Investments in tenant improvements and deferred leasing costs	(78,691)	(63,715)
Investments in building improvements	(41,862)	(51,714)
Net proceeds from disposition of real estate assets	85,538	680,994
Distributions of capital from unconsolidated affiliates	11,670	3,052
Investments in mortgages and notes receivable	—	(7,934)
Repayments of mortgages and notes receivable	2,435	869
Investments in and advances to unconsolidated affiliates	(10,063)	(105)
Repayments from unconsolidated affiliates	—	448
Changes in restricted cash and other investing activities	(24,225)	(23,310)
Net cash provided by/(used in) investing activities	(176,565)	305,497
Financing activities:
Distributions on Common Units	(138,577)	(127,391)
Special distribution on Common Units	(83,149)	—
Redemptions/repurchases of Preferred Units	(28)	(130)
Distributions on Preferred Units	(1,869)	(1,877)
Distributions to noncontrolling interests in consolidated affiliates	(1,231)	(966)
Proceeds from the issuance of Common Units	75,517	194,518
Costs paid for the issuance of Common Units	(1,244)	(2,888)
Repurchase of units related to tax withholdings	(3,966)	(4,416)
Borrowings on revolving credit facility	492,300	257,800
Repayments of revolving credit facility	(420,300)	(528,800)
Borrowings on mortgages and notes payable	456,001	75,000
Repayments of mortgages and notes payable	(507,114)	(395,455)
Payments of debt extinguishment costs	(57)	—
Changes in debt issuance costs and other financing activities	(4,555)	(1,513)
Net cash used in financing activities	(138,272)	(536,118)
Net increase/(decrease) in cash and cash equivalents	$(44,626)	$1,351
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows - Continued
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2017	2016
Net increase/(decrease) in cash and cash equivalents	$(44,626)	$1,351
Cash and cash equivalents at beginning of the period	49,490	5,036
Cash and cash equivalents at end of the period	$4,864	$6,387

Supplemental disclosure of cash flow information:

	Nine Months Ended September 30,
	2017	2016
Cash paid for interest, net of amounts capitalized	$50,025	$58,138

Supplemental disclosure of non-cash investing and financing activities:

	Nine Months Ended September 30,
	2017	2016
Unrealized losses on cash flow hedges	$(31)	$(7,785)
Changes in accrued capital expenditures	(6,327)	25,037
Write-off of fully depreciated real estate assets	41,860	28,783
Write-off of fully amortized leasing costs	28,343	16,075
Write-off of fully amortized debt issuance costs	4,324	916
Adjustment of Redeemable Common Units to fair value	2,649	21,576

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(tabular dollar amounts in thousands, except per share and per unit data)
(Unaudited)

1.    Description of Business and Significant Accounting Policies

Description of Business

Highwoods Properties, Inc. (the “Company”) is a fully integrated real estate investment trust (“REIT”) that provides leasing, management, development, construction and other customer-related services for its properties and for third parties. The Company conducts its activities through Highwoods Realty Limited Partnership (the “Operating Partnership”). At September 30, 2017, we owned or had an interest in 30.9 million rentable square feet of in-service properties, 0.6 million rentable square feet of properties under development and approximately 400 acres of development land.

The Company is the sole general partner of the Operating Partnership. At September 30, 2017, the Company owned all of the Preferred Units and 102.8 million, or 97.3%, of the Common Units in the Operating Partnership. Limited partners owned the remaining 2.8 million Common Units. During the nine months ended September 30, 2017, the Company redeemed 8,000 Common Units for a like number of shares of Common Stock.

Common Stock Offerings

During the first quarter of 2017, we entered into separate equity distribution agreements in which the Company may offer and sell up to $300.0 million in aggregate gross sales price of shares of Common Stock. During the nine months ended September 30, 2017, the Company issued 1,363,919 shares of Common Stock under its equity distribution agreements at an average gross sales price of $50.85 per share and received net proceeds, after sales commissions, of $68.3 million.

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
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

1.    Description of Business and Significant Accounting Policies – Continued

Recently Issued Accounting Standards

The Financial Accounting Standards Board ("FASB") issued an accounting standards update ("ASU") that requires the use of a new five-step model to recognize revenue from customer contracts. The five-step model requires that we identify the contract with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when we satisfy the performance obligations. We will also be required to disclose information regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Upon adoption of the ASU in 2018, we expect to utilize the modified retrospective approach. We are currently conducting our analysis of the impact of the guidance on our Consolidated Financial Statements, including our internal control processes, and have an active project team working on the evaluation and implementation of the guidance. Our analysis of our non-lease related revenue contracts, which include primarily real estate sales, management, development and construction fee income and transient parking income, indicates that the adoption of this ASU will impact the financial statement disclosure of these contracts with no material impact on the timing of revenue recognition; however, we continue to evaluate the impacts of adoption of this ASU. We expect additional impact of this ASU upon adoption of the ASU related to accounting for leases discussed below for certain lease revenue streams that will be required to be evaluated as non-lease components using the five-step revenue recognition model.

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

The FASB issued an ASU which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. We are currently conducting our initial analysis of the impact of the guidance on our Consolidated Financial Statements and have an active project team working on the evaluation and implementation of the guidance. We currently believe that the adoption of the ASU will not significantly change the accounting for operating leases on our Consolidated Balance Sheets where we are the lessor, and that such leases will be accounted for in a similar method to existing standards with the underlying leased asset being reported and recognized as a real estate asset. In addition, the guidance requires lessors to capitalize and amortize only incremental direct leasing costs. As a result, we expect that upon the adoption of the ASU, we will no longer be able to capitalize and amortize certain leasing related costs and instead will expense these costs as incurred. We are in the process of evaluating the impact to our results of operations of expensing such costs. The ASU is required to be adopted in 2019 using a modified retrospective approach. Our initial analysis of our leases also indicates that upon adoption of the ASU, certain lease revenue streams that are currently accounted for using the lease accounting standard will be accounted for as non-lease components using the five-step revenue recognition model discussed above. We continue to evaluate other impacts of adoption of this ASU.

The FASB issued an ASU that eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item when the hedged item affects earnings. The ASU is required to be adopted in 2019 using a modified retrospective approach. We do not expect such adoption to have a material effect on our Consolidated Financial Statements.

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

2.    Real Estate Assets

Dispositions

During the third quarter of 2017, we sold a total of 12 buildings for an aggregate sale price of $78.0 million (before closing credits to buyer of $2.5 million) and recorded aggregate gains on disposition of property of $19.8 million.

During the first quarter of 2017, we sold a building for a sale price of $13.0 million (before closing credits to buyer of $1.2 million) and recorded a gain on disposition of property of $5.3 million.

Impairments

During the third quarter of 2017, we recorded aggregate impairments of real estate assets of $1.4 million, which resulted from a change in market-based inputs and our assumptions about the use of the assets.

3.    Mortgages and Notes Receivable

Mortgages and notes receivable were $6.8 million and $8.8 million at September 30, 2017 and December 31, 2016, respectively. We evaluate the ability to collect our mortgages and notes receivable by monitoring the leasing statistics and/or market fundamentals of these assets. As of September 30, 2017, our mortgages and notes receivable were not in default and there were no other indicators of impairment.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

4.    Intangible Assets and Below Market Lease Liabilities

The following table sets forth total intangible assets and acquisition-related below market lease liabilities, net of accumulated amortization:

	September 30, 2017	December 31, 2016
Assets:
Deferred leasing costs (including lease incentives and above market lease and in-place lease acquisition-related intangible assets)	$348,628	$353,581
Less accumulated amortization	(145,814)	(140,081)
	$202,814	$213,500
Liabilities (in accounts payable, accrued expenses and other liabilities):
Acquisition-related below market lease liabilities	$60,304	$61,221
Less accumulated amortization	(26,905)	(23,074)
	$33,399	$38,147

The following table sets forth amortization of intangible assets and below market lease liabilities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Amortization of deferred leasing costs and acquisition-related intangible assets (in depreciation and amortization)	$10,130	$10,111	$30,882	$33,177
Amortization of lease incentives (in rental and other revenues)	$444	$273	$1,284	$1,374
Amortization of acquisition-related intangible assets (in rental and other revenues)	$671	$901	$2,382	$2,904
Amortization of acquisition-related intangible assets (in rental property and other expenses)	$140	$140	$416	$417
Amortization of acquisition-related below market lease liabilities (in rental and other revenues)	$(1,576)	$(1,734)	$(4,748)	$(6,294)

The following table sets forth scheduled future amortization of intangible assets and below market lease liabilities:

	Amortization of Deferred Leasing Costs and Acquisition-Related Intangible Assets (in Depreciation and Amortization)	Amortization of Lease Incentives (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental Property and Other Expenses)	Amortization of Acquisition-Related Below Market Lease Liabilities (in Rental and Other Revenues)
October 1 through December 31, 2017	$10,019	$427	$469	$134	$(1,497)
2018	35,970	1,599	1,680	553	(5,962)
2019	30,311	1,377	1,286	553	(5,492)
2020	25,589	1,101	967	525	(5,180)
2021	21,254	886	647	—	(4,409)
Thereafter	61,333	4,249	1,885	—	(10,859)
	$184,476	$9,639	$6,934	$1,765	$(33,399)
Weighted average remaining amortization periods as of September 30, 2017 (in years)	7.6	9.5	6.5	3.2	6.8

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

5.    Mortgages and Notes Payable

The following table sets forth our mortgages and notes payable:

	September 30, 2017	December 31, 2016
Secured indebtedness	$99,421	$128,204
Unsecured indebtedness	1,875,239	1,826,145
Less-unamortized debt issuance costs	(8,262)	(6,302)
Total mortgages and notes payable, net	$1,966,398	$1,948,047

At September 30, 2017, our secured mortgage loans were collateralized by real estate assets with an aggregate undepreciated book value of $147.7 million.

At September 30, 2017, we had a $475.0 million unsecured revolving credit facility that was scheduled to mature in January 2018. The interest rate was LIBOR plus 110 basis points and the annual facility fee was 20 basis points. There was $72.0 million outstanding under our revolving credit facility at September 30, 2017 and $0.6 million of outstanding letters of credit, which reduced the availability on the credit facility. As a result, the unused capacity of our revolving credit facility at September 30, 2017 was $402.4 million.

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

We have considered our short-term liquidity needs within one year from October 24, 2017 (the date of issuance of the quarterly financial statements) and the adequacy of our estimated cash flows from operating activities and other expected financing sources to meet these needs. In particular, we have considered our scheduled debt maturities during such one-year period, including the $200.0 million principal amount of unsecured notes due April 15, 2018. We have concluded it is probable we will meet these short-term liquidity requirements through a combination of the following:

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

Our interest rate swaps have been designated as and are being accounted for as cash flow hedges with changes in fair value recorded in other comprehensive income/(loss) each reporting period. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on our cash flow hedges during the nine months ended September 30, 2017 and 2016. We have no collateral requirements related to our interest rate swaps.

Amounts reported in accumulated other comprehensive income/(loss) related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the period from October 1, 2017 through September 30, 2018, we estimate that less than $0.1 million will be reclassified as a net increase to interest expense.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

6.	Derivative Financial Instruments - Continued

The following table sets forth the gross fair value of our derivatives:

	September 30, 2017	December 31, 2016
Derivatives:
Derivatives designated as cash flow hedges in prepaid expenses and other assets:
Interest rate swaps	$306	$7,619
Derivatives designated as cash flow hedges in accounts payable, accrued expenses and other liabilities:
Interest rate swaps	$1,059	$1,870

The following table sets forth the effect of our cash flow hedges on accumulated other comprehensive income/(loss) and interest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Derivatives Designated as Cash Flow Hedges:
Amount of unrealized gains/(losses) recognized in accumulated other comprehensive income/(loss) on derivatives (effective portion):
Interest rate swaps	$(347)	$1,610	$(31)	$(7,785)
Amount of net losses reclassified out of accumulated other comprehensive income/(loss) into contractual interest expense (effective portion):
Interest rate swaps	$211	$758	$992	$2,336

7.	Noncontrolling Interests

Noncontrolling Interests in Consolidated Affiliates

At September 30, 2017, our noncontrolling interests in consolidated affiliates relate to our joint venture partner's 50.0% interest in office properties in Richmond. Our joint venture partner is an unrelated third party.

Noncontrolling Interests in the Operating Partnership

The following table sets forth the Company's noncontrolling interests in the Operating Partnership:

	Nine Months Ended September 30,
	2017	2016
Beginning noncontrolling interests in the Operating Partnership	$144,802	$126,429
Adjustment of noncontrolling interests in the Operating Partnership to fair value	3,297	13,390
Conversions of Common Units to Common Stock	(408)	(3,006)
Net income attributable to noncontrolling interests in the Operating Partnership	3,502	14,876
Distributions to noncontrolling interests in the Operating Partnership	(3,742)	(3,684)
Total noncontrolling interests in the Operating Partnership	$147,451	$148,005

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

The following table sets forth net income available for common stockholders and transfers from the Company's noncontrolling interests in the Operating Partnership:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income available for common stockholders	$57,040	$31,971	$126,303	$496,409
Increase in additional paid in capital from conversions of Common Units to Common Stock	103	1,448	408	3,006
Change from net income available for common stockholders and transfers from noncontrolling interests	$57,143	$33,419	$126,711	$499,415

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

Level 2. Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

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

Our Level 3 assets included (1) any real estate assets recorded at fair value on a non-recurring basis as a result of our quarterly impairment analysis, which were valued using the terms of definitive sales contracts or the sales comparison approach, and (2) our tax increment financing bond, which was not routinely traded but whose fair value was determined by the income approach utilizing contractual cash flows and market-based interest rates to estimate the projected redemption value based on quoted bid/ask prices for similar unrated municipal bonds. Our tax increment financing bond was assigned in conjunction with a sale during the first quarter of 2016. The estimated fair value at the date of sale of $11.2 million was equal to the outstanding principal amount due on the bond.

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

		Level 1	Level 2	Level 3
	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
Fair Value at September 30, 2017:
Assets:
Mortgages and notes receivable, at fair value (1)	$6,789	$—	$6,789	$—
Interest rate swaps (in prepaid expenses and other assets)	306	—	306	—
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	2,269	2,269	—	—
Impaired real estate assets	5,888	—	—	5,888
Total Assets	$15,252	$2,269	$7,095	$5,888
Noncontrolling Interests in the Operating Partnership	$147,451	$147,451	$—	$—
Liabilities:
Mortgages and notes payable, net, at fair value (1)	$1,983,723	$—	$1,983,723	$—
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	1,059	—	1,059	—
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	2,269	2,269	—	—
Total Liabilities	$1,987,051	$2,269	$1,984,782	$—

Fair Value at December 31, 2016:
Assets:
Mortgages and notes receivable, at fair value (1)	$8,833	$—	$8,833	$—
Interest rate swaps (in prepaid expenses and other assets)	7,619	—	7,619	—
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	2,451	2,451	—	—
Total Assets	$18,903	$2,451	$16,452	$—
Noncontrolling Interests in the Operating Partnership	$144,802	$144,802	$—	$—
Liabilities:
Mortgages and notes payable, net, at fair value (1)	$1,965,611	$—	$1,965,611	$—
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	1,870	—	1,870	—
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	2,451	2,451	—	—
Total Liabilities	$1,969,932	$2,451	$1,967,481	$—
__________
(1)    Amounts recorded at historical cost on our Consolidated Balance Sheets at September 30, 2017 and December 31, 2016.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

8.	Disclosure About Fair Value of Financial Instruments - Continued

The impaired real estate assets that were measured in the third quarter of 2017 at fair value and deemed to be Level 3 assets were valued based primarily on market-based inputs and our assumptions about the use of the assets, as observable inputs were not available. In the absence of observable inputs, we estimate the fair value of real estate using unobservable local and national industry market data such as comparable sales, sales contracts and appraisals to assist us in our estimation of fair value. Significant increases or decreases in any valuation inputs in isolation would result in a significantly lower or higher fair value measurement.

9.	Share-Based Payments

During the nine months ended September 30, 2017, the Company granted 168,748 stock options with an exercise price equal to the last reported stock price of our Common Stock on the New York Stock Exchange on the last trading day prior to the date of grant. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model, which resulted in a weighted average grant date fair value per share of $6.72. During the nine months ended September 30, 2017, the Company also granted 61,404 shares of time-based restricted stock and 49,344 shares of total return-based restricted stock with weighted average grant date fair values per share of $52.49 and $49.59, respectively. We recorded share-based compensation expense of $0.9 million during each of the three months ended September 30, 2017 and 2016 and $5.8 million and $5.4 million during the nine months ended September 30, 2017 and 2016, respectively. At September 30, 2017, there was $6.1 million of total unrecognized share-based compensation costs, which will be recognized over a weighted average remaining contractual term of 2.3 years.

10.	Accumulated Other Comprehensive Income/(Loss)

The following table sets forth the components of accumulated other comprehensive income/(loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cash flow hedges:
Beginning balance	$6,046	$(11,628)	$4,949	$(3,811)
Unrealized gains/(losses) on cash flow hedges	(347)	1,610	(31)	(7,785)
Amortization of cash flow hedges (1)	211	758	992	2,336
Total accumulated other comprehensive income/(loss)	$5,910	$(9,260)	$5,910	$(9,260)
__________
(1)    Amounts reclassified out of accumulated other comprehensive income/(loss) into contractual interest expense.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

11.	Discontinued Operations

The following tables set forth the results of operations for the three and nine months ended September 30, 2017 and 2016 and cash flows for the nine months ended September 30, 2017 and 2016 related to discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Rental and other revenues	$—	$—	$—	$8,484
Operating expenses:
Rental property and other expenses	—	—	—	3,334
General and administrative	—	—	—	1,388
Total operating expenses	—	—	—	4,722
Interest expense	—	—	—	85
Other income	—	—	—	420
Income from discontinued operations	—	—	—	4,097
Net gains on disposition of discontinued operations	—	—	—	414,496
Total income from discontinued operations	$—	$—	$—	$418,593

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities	$—	$2,040
Cash flows from investing activities	$—	$417,097

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

12.	Earnings Per Share and Per Unit

The following table sets forth the computation of basic and diluted earnings per share of the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Earnings per Common Share - basic:
Numerator:
Income from continuing operations	$59,549	$33,840	$132,588	$95,510
Net (income) attributable to noncontrolling interests in the Operating Partnership from continuing operations	(1,571)	(926)	(3,502)	(2,611)
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(315)	(319)	(914)	(941)
Dividends on Preferred Stock	(623)	(624)	(1,869)	(1,877)
Income from continuing operations available for common stockholders	57,040	31,971	126,303	90,081
Income from discontinued operations	—	—	—	418,593
Net (income) attributable to noncontrolling interests in the Operating Partnership from discontinued operations	—	—	—	(12,265)
Income from discontinued operations available for common stockholders	—	—	—	406,328
Net income available for common stockholders	$57,040	$31,971	$126,303	$496,409
Denominator:
Denominator for basic earnings per Common Share – weighted average shares	103,237	98,973	102,489	97,669
Earnings per Common Share - basic:
Income from continuing operations available for common stockholders	$0.55	$0.32	$1.23	$0.92
Income from discontinued operations available for common stockholders	—	—	—	4.16
Net income available for common stockholders	$0.55	$0.32	$1.23	$5.08
Earnings per Common Share - diluted:
Numerator:
Income from continuing operations	$59,549	$33,840	$132,588	$95,510
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(315)	(319)	(914)	(941)
Dividends on Preferred Stock	(623)	(624)	(1,869)	(1,877)
Income from continuing operations available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	58,611	32,897	129,805	92,692
Income from discontinued operations available for common stockholders	—	—	—	418,593
Net income available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	$58,611	$32,897	$129,805	$511,285
Denominator:
Denominator for basic earnings per Common Share – weighted average shares	103,237	98,973	102,489	97,669
Add:
Stock options using the treasury method	76	108	79	94
Noncontrolling interests Common Units	2,832	2,858	2,834	2,882
Denominator for diluted earnings per Common Share – adjusted weighted average shares and assumed conversions (1)	106,145	101,939	105,402	100,645
Earnings per Common Share - diluted:
Income from continuing operations available for common stockholders	$0.55	$0.32	$1.23	$0.92
Income from discontinued operations available for common stockholders	—	—	—	4.16
Net income available for common stockholders	$0.55	$0.32	$1.23	$5.08
__________

(1)	Includes all unvested restricted stock where dividends on such restricted stock are non-forfeitable.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

12.	Earnings Per Share and Per Unit - Continued

The following table sets forth the computation of basic and diluted earnings per unit of the Operating Partnership:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Earnings per Common Unit - basic:
Numerator:
Income from continuing operations	$59,549	$33,840	$132,588	$95,510
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(315)	(319)	(914)	(941)
Distributions on Preferred Units	(623)	(624)	(1,869)	(1,877)
Income from continuing operations available for common unitholders	58,611	32,897	129,805	92,692
Income from discontinued operations available for common unitholders	—	—	—	418,593
Net income available for common unitholders	$58,611	$32,897	$129,805	$511,285
Denominator:
Denominator for basic earnings per Common Unit – weighted average units	105,660	101,422	104,914	100,142
Earnings per Common Unit - basic:
Income from continuing operations available for common unitholders	$0.55	$0.32	$1.24	$0.93
Income from discontinued operations available for common unitholders	—	—	—	4.18
Net income available for common unitholders	$0.55	$0.32	$1.24	$5.11
Earnings per Common Unit - diluted:
Numerator:
Income from continuing operations	$59,549	$33,840	$132,588	$95,510
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(315)	(319)	(914)	(941)
Distributions on Preferred Units	(623)	(624)	(1,869)	(1,877)
Income from continuing operations available for common unitholders	58,611	32,897	129,805	92,692
Income from discontinued operations available for common unitholders	—	—	—	418,593
Net income available for common unitholders	$58,611	$32,897	$129,805	$511,285
Denominator:
Denominator for basic earnings per Common Unit – weighted average units	105,660	101,422	104,914	100,142
Add:
Stock options using the treasury method	76	108	79	94
Denominator for diluted earnings per Common Unit – adjusted weighted average units and assumed conversions (1)	105,736	101,530	104,993	100,236
Earnings per Common Unit - diluted:
Income from continuing operations available for common unitholders	$0.55	$0.32	$1.24	$0.92
Income from discontinued operations available for common unitholders	—	—	—	4.18
Net income available for common unitholders	$0.55	$0.32	$1.24	$5.10
__________

(1)	Includes all unvested restricted stock where distributions on such restricted stock are non-forfeitable.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Rental and Other Revenues:
Office:
Atlanta	$36,471	$33,340	$106,027	$101,188
Greensboro	5,370	5,167	15,956	15,351
Memphis	11,459	12,330	35,077	36,275
Nashville	28,945	23,979	81,471	71,760
Orlando	13,309	11,678	38,183	34,360
Pittsburgh	14,719	14,386	44,420	43,721
Raleigh	30,524	27,767	90,167	84,013
Richmond	11,152	11,414	33,200	33,420
Tampa	25,072	22,836	72,578	67,088
Total Office Segment	177,021	162,897	517,079	487,176
Other	3,164	3,372	9,797	10,812
Total Rental and Other Revenues	$180,185	$166,269	$526,876	$497,988

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

13.	Segment Information - Continued

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net Operating Income:
Office:
Atlanta	$23,600	$20,718	$68,150	$63,681
Greensboro	3,367	3,187	10,116	9,544
Memphis	6,930	7,753	21,474	22,566
Nashville	21,000	17,042	59,250	51,470
Orlando	7,999	6,633	23,007	19,638
Pittsburgh	8,822	8,482	26,396	25,193
Raleigh	21,960	19,525	65,345	59,935
Richmond	6,987	7,602	22,453	22,718
Tampa	15,972	14,349	46,297	42,037
Total Office Segment	116,637	105,291	342,488	316,782
Other	2,314	2,358	6,904	7,491
Total Net Operating Income	118,951	107,649	349,392	324,273
Reconciliation to income from continuing operations before disposition of investment properties and activity in unconsolidated affiliates:
Depreciation and amortization	(56,973)	(52,923)	(168,934)	(161,734)
Impairments of real estate assets	(1,445)	—	(1,445)	—
General and administrative expenses	(9,247)	(9,863)	(29,787)	(29,327)
Interest expense	(17,191)	(18,566)	(51,208)	(58,756)
Other income	558	833	2,632	1,884
Income from continuing operations before disposition of investment properties and activity in unconsolidated affiliates	$34,653	$27,130	$100,650	$76,340

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

14.	Subsequent Events

On October 18, 2017, we entered into a new $600.0 million unsecured revolving credit facility, which replaced our previously existing $475.0 million revolving credit facility, and includes an accordion feature that allows for an additional $400.0 million of borrowing capacity subject to additional lender commitments. Our new revolving credit facility is scheduled to mature in January 2022. Assuming no defaults have occurred, we have an option to extend the maturity for two additional six-month periods. The interest rate on the new facility at our current credit ratings is LIBOR plus 100 basis points and the annual facility fee is 20 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody’s Investors Service or Standard & Poor’s Ratings Services. The financial and other covenants under the new facility are similar to our previous credit facility. We expect to incur approximately $3.5 million of debt issuance costs, which will be amortized along with certain existing unamortized debt issuance costs over the remaining term of our new revolving credit facility. We expect to record $0.1 million of loss on debt extinguishment. At October 18, 2017, we had $200.0 million outstanding under our new revolving credit facility and $0.6 million of outstanding letters of credit, which reduces the availability on the credit facility. As a result, the unused capacity of our new revolving credit facility at October 18, 2017 was $399.4 million.

We simultaneously modified our $200.0 million, five-year unsecured bank term loan, which was originally scheduled to mature in January 2019. The modified term loan is now scheduled to mature in November 2022 and the interest rate, based on current credit ratings, was reduced from LIBOR plus 120 basis points to LIBOR plus 110 basis points. We expect to incur approximately $1.1 million of debt issuance costs, which will be amortized along with certain existing unamortized debt issuance costs over the remaining term of the modified loan. We expect to record $0.4 million of loss on debt extinguishment.

We also simultaneously prepaid without penalty $125.0 million on a $350.0 million unsecured bank term loan which is scheduled to mature in June 2020. We expect to record $0.4 million of loss on debt extinguishment related to this prepayment.

On October 19, 2017, the Company declared a cash dividend of $0.44 per share of Common Stock, which is payable on December 5, 2017 to stockholders of record as of November 14, 2017.

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

Disclosure Regarding Forward-Looking Statements

Some of the information in this Quarterly Report may contain forward-looking statements. Such statements include, in particular, statements about our plans, strategies and prospects under this section. You can identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions or expectations will be achieved. When considering such forward-looking statements, you should keep in mind the following important factors that could cause our actual results to differ materially from those contained in any forward-looking statement:

•	the financial condition of our customers could deteriorate;

•	we may not be able to lease or re-lease second generation space, defined as previously occupied space that becomes available for lease, quickly or on as favorable terms as old leases;

•	we may not be able to lease our newly constructed buildings as quickly or on as favorable terms as originally anticipated;

•	we may not be able to complete development, acquisition, reinvestment, disposition or joint venture projects as quickly or on as favorable terms as anticipated;

•	development activity by our competitors in our existing markets could result in an excessive supply relative to customer demand;

•	our markets may suffer declines in economic and/or office employment growth;

•	unanticipated increases in interest rates could increase our debt service costs;

•	unanticipated increases in operating expenses could negatively impact our operating results;

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

Revenues

Our operating results depend heavily on successfully leasing and operating the office space in our portfolio. Economic growth and office employment levels in our core markets are important factors, among others, in predicting our future operating results.

The key components affecting our rental and other revenues are average occupancy, rental rates, cost recovery income, new developments placed in service, acquisitions and dispositions. Average occupancy generally increases during times of improving economic growth, as our ability to lease space outpaces vacancies that occur upon the expirations of existing leases. Average occupancy generally declines during times of slower economic growth, when new vacancies tend to outpace our ability to lease space. Asset acquisitions, dispositions and new developments placed in service directly impact our rental revenues and could impact our average occupancy, depending upon the occupancy rate of the properties that are acquired, sold or placed in service. A further indicator of the predictability of future revenues is the expected lease expirations of our portfolio. As a result, in addition to seeking to increase our average occupancy by leasing current vacant space, we also concentrate our leasing efforts on renewing existing leases prior to expiration. For more information regarding our lease expirations, see "Properties - Lease Expirations" in our 2016 Annual Report on Form 10-K. Occupancy in our office portfolio decreased from 92.9% at December 31, 2016 to 92.2% at September 30, 2017 primarily due to scheduled expirations in Nashville and Atlanta.

Whether or not our rental revenue tracks average occupancy proportionally depends upon whether GAAP rents under signed new and renewal leases are higher or lower than the GAAP rents under expiring leases. Annualized rental revenues from second generation leases expiring during any particular year are typically less than 15% of our total annual rental revenues. The following table sets forth information regarding second generation office leases signed during the third quarter of 2017 (we define second generation office leases as leases with new customers and renewals of existing customers in office space that has been previously occupied under our ownership and leases with respect to vacant space in acquired buildings):

	New	Renewal	All Office
Leased space (in rentable square feet)	193,911	910,118	1,104,029
Average term (in years - rentable square foot weighted)	7.8	4.1	4.8
Base rents (per rentable square foot) (1)	$28.23	$25.71	$26.15
Rent concessions (per rentable square foot) (1)	(0.69)	(0.26)	(0.34)
GAAP rents (per rentable square foot) (1)	$27.54	$25.45	$25.81
Tenant improvements (per rentable square foot) (1)	$3.99	$2.32	$2.61
Leasing commissions (per rentable square foot) (1)	$1.04	$0.78	$0.83
__________

(1)	Weighted average per rentable square foot on an annual basis over the lease term.

Annual combined GAAP rents for new and renewal leases signed in the third quarter were $25.81 per rentable square foot, or 11.3%, higher compared to previous leases in the same office spaces.

We strive to maintain a diverse, stable and creditworthy customer base. We have an internal guideline whereby customers that account for more than 3% of our revenues are periodically reviewed with the Company's Board of Directors. As of September 30, 2017, no customer accounted for more than 3% of our cash revenues other than the Federal Government, which accounted for less than 6% of our cash revenues on an annualized basis.

Expenses

Our expenses primarily consist of rental property expenses, depreciation and amortization, general and administrative expenses and interest expense. From time to time, expenses also include impairments of real estate assets. Rental property expenses are expenses associated with our ownership and operation of rental properties and include expenses that vary somewhat proportionately to occupancy levels, such as janitorial services and utilities, and expenses that do not vary based on occupancy, such as property taxes and insurance. Depreciation and amortization is a non-cash expense associated with the ownership of real property and generally remains relatively consistent each year, unless we buy, place in service or sell assets, since our properties and related building and tenant improvement assets are depreciated on a straight-line basis over fixed lives. General and administrative expenses consist primarily of management and employee salaries and benefits, corporate overhead and short and long-term incentive compensation.

Net Operating Income

Whether or not we record increasing same property net operating income (“NOI”) depends upon our ability to garner higher rental revenues, whether from higher average occupancy, higher GAAP rents per rentable square foot or higher cost recovery income, that exceed any corresponding growth in operating expenses. Same property NOI from continuing operations was $3.3 million, or 3.2%, higher in the third quarter of 2017 as compared to 2016 due to an increase in same property revenues of $4.2 million offset by an increase of $0.9 million in same property expenses.

In addition to the effect of same property NOI, whether or not NOI from continuing operations increases depends upon whether the NOI from our acquired properties and development properties placed in service exceeds the NOI from sold properties. NOI from continuing operations was $11.3 million, or 10.5%, higher in the third quarter of 2017 as compared to 2016 due to the impact of development properties placed in service and acquisitions, offset by NOI lost from sold properties not classified as discontinued operations.

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

Rental and other revenues are our principal source of funds to meet our short-term liquidity requirements. Other sources of funds for short-term liquidity needs include available working capital and borrowings under our new revolving credit facility, which had $399.4 million of availability at October 18, 2017. Our short-term liquidity requirements primarily consist of operating expenses, interest and principal amortization on our debt, distributions and capital expenditures, including building improvement costs, tenant improvement costs and lease commissions. Building improvements are capital costs to maintain or enhance existing buildings not typically related to a specific customer. Tenant improvements are the costs required to customize space for the specific needs of customers. We anticipate that our available cash and cash equivalents and cash provided by operating activities and planned financing activities, including borrowings under our revolving credit facility, will be adequate to meet our short-term liquidity requirements. We use our revolving credit facility for working capital purposes and for the short-term funding of our development and acquisition activity and, in certain instances, the repayment of other debt. The continued ability to borrow under the revolving credit facility allows us to quickly capitalize on strategic opportunities at short-term interest rates.

Our long-term liquidity uses generally consist of the retirement or refinancing of debt upon maturity, funding of building improvements, new building developments and land infrastructure projects and funding acquisitions of buildings and development land. Our expected future capital expenditures for started and/or committed new development projects were approximately $226 million at September 30, 2017. Additionally, we may, from time to time, retire some or all of our remaining outstanding Preferred Stock and/or unsecured debt securities through redemptions, open market repurchases, privately negotiated acquisitions or otherwise.

We expect to meet our long-term liquidity needs through a combination of:

•	cash flow from operating activities;

•	bank term loans and borrowings under our revolving credit facility;

•	the issuance of unsecured debt;

•	the issuance of secured debt;

•	the issuance of equity securities by the Company or the Operating Partnership; and

•	the disposition of non-core assets.

We generally expect to grow our company on a leverage-neutral basis. At September 30, 2017, our leverage ratio, as measured by the ratio of our mortgages and notes payable and outstanding preferred stock to the undepreciated book value of our assets, was 34.7% and there were 106.2 million diluted shares of Common Stock outstanding.

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

Results of Operations

Three Months Ended September 30, 2017 and 2016

Rental and Other Revenues

Rental and other revenues were $13.9 million, or 8.4%, higher in the third quarter of 2017 as compared to 2016 primarily due to development properties placed in service, higher same property revenues and acquisitions, which increased rental and other revenues by $7.9 million, $4.2 million and $1.5 million, respectively. Same property rental and other revenues were higher primarily due to higher average GAAP rents per rentable square foot, higher termination fees and higher cost recovery income. These increases were partly offset by lost revenue of $0.6 million from property dispositions.

Operating Expenses

Rental property and other expenses were $2.6 million, or 4.5%, higher in the third quarter of 2017 as compared to 2016 primarily due to development properties placed in service, higher same property operating expenses and acquisitions, which increased operating expenses by $1.5 million, $0.9 million and $0.4 million, respectively. Same property operating expenses were higher primarily due to higher property taxes, contract services and property insurance, partly offset by lower utilities. These increases were partly offset by a $0.3 million decrease in operating expenses from property dispositions.

Depreciation and amortization was $4.1 million, or 7.7%, higher in the third quarter of 2017 as compared to 2016 primarily due to development properties placed in service and acquisitions, partly offset by property dispositions.

We recorded aggregate impairments of real estate assets of $1.4 million in the third quarter of 2017, which resulted from a change in market-based inputs and our assumptions about the use of the assets.

General and administrative expenses were $0.6 million, or 6.2%, lower in the third quarter of 2017 as compared to 2016 primarily due to lower acquisition costs, partly offset by higher company-wide base salaries and benefits.

Interest Expense

Interest expense was $1.4 million, or 7.4%, lower in the third quarter of 2017 as compared to 2016 primarily due to lower average debt balances and lower average interest rates, partly offset by lower capitalized interest.

Other Income
Other income was $0.3 million, or 33.0%, lower in the third quarter of 2017 as compared to 2016 primarily due to the repayments of mortgages receivable in 2016.

Gains on Disposition of Property

Gains on disposition of property were $15.9 million higher in the third quarter of 2017 as compared to 2016 due to the net effect of the disposition activity in such periods.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $2.2 million higher in the third quarter of 2017 as compared to 2016 primarily due to our share of the net effect of the disposition activity by certain unconsolidated affiliates in such periods, partly offset by lower occupancy in 2017.

Earnings Per Common Share - Diluted

Diluted earnings per common share was $0.23 higher in the third quarter of 2017 as compared to 2016 due to an increase in net income for the reasons discussed above, partly offset by an increase in the weighted average Common Shares outstanding.

Nine Months Ended September 30, 2017 and 2016

Rental and Other Revenues

Rental and other revenues were $28.9 million, or 5.8%, higher in the nine months ended September 30, 2017 as compared to 2016 primarily due to development properties placed in service, higher same property revenues and acquisitions, which increased rental and other revenues by $17.7 million, $8.0 million and $4.4 million, respectively. Same property rental and other revenues were higher primarily due to higher average GAAP rents per rentable square foot and higher parking income, partly offset by lower termination fees. These increases were partly offset by lost revenue of $1.5 million from property dispositions.

Operating Expenses

Rental property and other expenses were $3.8 million, or 2.2%, higher in the nine months ended September 30, 2017 as compared to 2016 primarily due to development properties placed in service and acquisitions, which increased operating expenses by $3.3 million and $1.1 million, respectively. These increases were partly offset by a $0.8 million decrease in operating expenses from property dispositions. Same property operating expenses were relatively unchanged in the nine months ended September 30, 2017 as compared to 2016.

Depreciation and amortization was $7.2 million, or 4.5%, higher in the nine months ended September 30, 2017 as compared to 2016 primarily due to development properties placed in service, acquisitions and accelerated depreciation related to properties that are expected to be demolished, partly offset by property dispositions.

We recorded aggregate impairments of real estate assets of $1.4 million in the nine months ended September 30, 2017, which resulted from a change in market-based inputs and our assumptions about the use of the assets.

General and administrative expenses were $0.5 million, or 1.6%, higher in the nine months ended September 30, 2017 as compared to 2016 primarily due to higher company-wide base salaries, benefits and incentive compensation, partly offset by lower acquisition costs.

Interest Expense

Interest expense was $7.5 million, or 12.8%, lower in the nine months ended September 30, 2017 as compared to 2016 primarily due to lower average debt balances, lower average interest rates and higher capitalized interest.

Other Income

Other income was $0.7 million, or 39.7%, higher in the nine months ended September 30, 2017 as compared to 2016 primarily due to gains on debt extinguishment in 2017.

Gains on Disposition of Property and Net Gains on Disposition of Discontinued Operations

Total gains were $403.5 million lower in the nine months ended September 30, 2017 as compared to 2016 due to the sales of substantially all of our wholly-owned Country Club Plaza assets in Kansas City (which we refer to as the “Plaza assets”) in 2016.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $1.7 million, or 34.9%, higher in the nine months ended September 30, 2017 as compared to 2016 primarily due to our share of the net effect of the disposition activity by certain unconsolidated affiliates in such periods, partly offset by lower occupancy in 2017.

Income From Discontinued Operations

Income from discontinued operations was $4.1 million lower in the nine months ended September 30, 2017 as compared to 2016 due to the sales of the Plaza assets in 2016.

Earnings Per Common Share - Diluted

Diluted earnings per common share was $3.85 lower in the nine months ended September 30, 2017 as compared to 2016 due to gains from the sales of the Plaza assets in 2016 and an increase in the weighted average Common Shares outstanding, partly offset by increases in income from continuing operations for the reasons discussed above.

Liquidity and Capital Resources

Statements of Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in the Company’s cash flows ($ in thousands):

	Nine Months Ended September 30,
	2017	2016	Change
Net Cash Provided By Operating Activities	$270,211	$232,385	$37,826
Net Cash Provided By/(Used In) Investing Activities	(176,565)	305,084	(481,649)
Net Cash Used In Financing Activities	(138,272)	(536,118)	397,846
Total Cash Flows	$(44,626)	$1,351	$(45,977)

The increase in net cash provided by operating activities in the nine months ended September 30, 2017 as compared to 2016 was primarily due to higher net cash from the operations of development properties placed in service, same properties and acquisitions, the timing of cash paid for operating expenses and the settlement of cash flow hedges.

The change in net cash provided by/(used in) investing activities in the nine months ended September 30, 2017 as compared to 2016 was primarily due to the net proceeds from the sales of the Plaza assets in 2016, partly offset by higher acquisition activity in 2016.

The decrease in net cash used in financing activities in the nine months ended September 30, 2017 as compared to 2016 was primarily due to higher net debt borrowings in 2017, partly offset by the payment of a special dividend declared in the fourth quarter of 2016 and lower proceeds from the issuance of Common Stock in 2017.

Capitalization

The following table sets forth the Company’s capitalization (in thousands, except per share amounts):

	September 30, 2017	December 31, 2016
Mortgages and notes payable, net, at recorded book value	$1,966,398	$1,948,047
Preferred Stock, at liquidation value	$28,892	$28,920
Common Stock outstanding	103,249	101,666
Common Units outstanding (not owned by the Company)	2,831	2,839
Per share stock price at period end	$52.09	$51.01
Market value of Common Stock and Common Units	$5,525,707	$5,330,800
Total capitalization	$7,520,997	$7,307,767

At September 30, 2017, our mortgages and notes payable and outstanding preferred stock represented 26.5% of our total capitalization and 34.7% of the undepreciated book value of our assets. See also "Executive Summary - Liquidity and Capital Resources."

Our mortgages and notes payable as of September 30, 2017 consisted of $99.4 million of secured indebtedness with a weighted average interest rate of 4.0% and $1,875.2 million of unsecured indebtedness with a weighted average interest rate of 3.54%. The secured indebtedness was collateralized by real estate assets with an aggregate undepreciated book value of $147.7 million. As of September 30, 2017, $557.0 million of our debt does not bear interest at fixed rates or is not protected by interest rate hedge contracts.

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

During the third quarter of 2017, we sold a total of 12 buildings for an aggregate sale price of $78.0 million (before closing credits to buyer of $2.5 million) and recorded aggregate gains on disposition of property of $19.8 million.

During the third quarter of 2017, we recorded aggregate impairments of real estate assets of $1.4 million, which resulted from a change in market-based inputs and our assumptions about the use of the assets.

As of September 30, 2017, we were developing 0.7 million rentable square feet of office properties. The following table summarizes these announced and in-process developments:

Property	Market	Rentable Square Feet	Anticipated Total Investment (1)	Investment As Of September 30, 2017 (1)	Pre-Leased	Estimated Completion	Estimated Stabilization
			($ in thousands)
Virginia Urology	Richmond	87,000	$29,140	$11,036	100.0%	3Q18	3Q18
751 Corporate Center	Raleigh	89,700	21,850	5,352	35.3	4Q18	4Q20
MetLife III	Raleigh	219,000	64,500	8,911	100.0	2Q19	2Q21
Virginia Springs I (2)	Nashville	109,000	34,300	5,120	33.8	2Q19	3Q20
Mars Petcare - Ovation	Nashville	223,700	96,200	12,234	100.0	3Q19	3Q19
		728,400	$245,990	$42,653	82.1%
__________

(1)	Includes deferred lease commissions which are classified in deferred leasing costs on our Consolidated Balance Sheets.

(2)	Recorded on our Consolidated Balance Sheets in land held for development, not development-in-process.

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

On October 18, 2017, we entered into a new $600.0 million unsecured revolving credit facility, which replaced our previously existing $475.0 million revolving credit facility, and includes an accordion feature that allows for an additional $400.0 million of borrowing capacity subject to additional lender commitments. Our new revolving credit facility is scheduled to mature in January 2022. Assuming no defaults have occurred, we have an option to extend the maturity for two additional six-month periods. The interest rate on the new facility at our current credit ratings is LIBOR plus 100 basis points and the annual facility fee is 20 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody’s Investors Service or Standard & Poor’s Ratings Services. The financial and other covenants under the new facility are similar to our previous credit facility. We expect to incur approximately $3.5 million of debt issuance costs, which will be amortized along with certain existing unamortized debt issuance costs over the remaining term of our new revolving credit facility. We expect to record $0.1 million of loss on debt extinguishment. At October 18, 2017, we had $200.0 million outstanding under our new revolving credit facility and $0.6 million of outstanding letters of credit, which reduces the availability on the credit facility. As a result, the unused capacity of our new revolving credit facility at October 18, 2017 was $399.4 million.

We simultaneously modified our $200.0 million, five-year unsecured bank term loan, which was originally scheduled to mature in January 2019. The modified term loan is now scheduled to mature in November 2022 and the interest rate, based on current credit ratings, was reduced from LIBOR plus 120 basis points to LIBOR plus 110 basis points. We expect to incur approximately $1.1 million of debt issuance costs, which will be amortized along with certain existing unamortized debt issuance costs over the remaining term of the modified loan. We expect to record $0.4 million of loss on debt extinguishment.

We also simultaneously prepaid without penalty $125.0 million on a $350.0 million unsecured bank term loan which is scheduled to mature in June 2020. We expect to record $0.4 million of loss on debt extinguishment related to this prepayment.

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

Our revolving credit facility and bank term loans require us to comply with customary operating covenants and various financial requirements. Upon an event of default on the revolving credit facility, the lenders having at least 51.0% of the total commitments under the revolving credit facility can accelerate all borrowings then outstanding, and we could be prohibited from borrowing any further amounts under our revolving credit facility, which would adversely affect our ability to fund our operations. In addition, certain of our unsecured debt agreements contain cross-default provisions giving the unsecured lenders the right to declare a default if we are in default under more than $30.0 million with respect to other loans in some circumstances.

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

During the third quarter of 2017, the Company declared and paid a cash dividend of $0.44 per share of Common Stock.

On October 19, 2017, the Company declared a cash dividend of $0.44 per share of Common Stock, which is payable on December 5, 2017 to stockholders of record as of November 14, 2017.

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

We had $4.9 million of cash and cash equivalents as of September 30, 2017. The unused capacity of our new revolving credit facility at October 18, 2017 was $399.4 million, excluding an accordion feature that allows for an additional $400.0 million of borrowing capacity subject to additional lender commitments.

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

To date in 2017, we have sold $105.7 million of properties (including our $14.7 million share of properties sold by certain unconsolidated affiliates) no longer considered to be core assets due to location, age, quality and/or overall strategic fit and expect to sell an additional $44 million of such properties during the remainder of 2017. We can make no assurance, however, that we will sell any non-core assets or, if we do, what the timing or terms of any such sale will be.

We generally intend to fund the growth of our company, including the $197.6 million of contractual commitments through September 30, 2018 related to our development activity, on a leverage-neutral basis. At September 30, 2017, our leverage ratio was 34.7% and there were 106.2 million diluted shares of Common Stock outstanding.

Critical Accounting Estimates

There were no changes made by management to the critical accounting policies in the nine months ended September 30, 2017. For a description of our critical accounting estimates, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our 2016 Annual Report on Form 10-K.

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

The following table sets forth the Company's FFO, FFO available for common stockholders and FFO available for common stockholders per share ($ in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Funds from operations:
Net income	$59,549	$33,840	$132,588	$514,103
Net (income) attributable to noncontrolling interests in consolidated affiliates	(315)	(319)	(914)	(941)
Depreciation and amortization of real estate assets	56,271	52,303	166,862	159,780
(Gains) on disposition of depreciable properties	(19,849)	—	(25,181)	(8,915)
Unconsolidated affiliates:
Depreciation and amortization of real estate assets	529	736	1,923	2,227
(Gains) on disposition of depreciable properties	(4,617)	(1,842)	(4,617)	(2,173)
Discontinued operations:
(Gains) on disposition of depreciable properties	—	—	—	(414,496)
Funds from operations	91,568	84,718	270,661	249,585
Dividends on Preferred Stock	(623)	(624)	(1,869)	(1,877)
Funds from operations available for common stockholders	$90,945	$84,094	$268,792	$247,708
Funds from operations available for common stockholders per share	$0.86	$0.82	$2.55	$2.46
Weighted average shares outstanding (1)	106,145	101,939	105,402	100,645
__________

(1)	Includes assumed conversion of all potentially dilutive Common Stock equivalents.

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

As of September 30, 2017, our same property portfolio consisted of 212 in-service properties encompassing 28.2 million rentable square feet that were wholly owned during the entirety of the periods presented (from January 1, 2016 to September 30, 2017). As of December 31, 2016, our same property portfolio consisted of 217 in-service properties encompassing 26.7 million rentable square feet that were wholly owned during the entirety of the periods presented (from January 1, 2015 to December 31, 2016). The change in our same property portfolio was due to the addition of four properties encompassing 1.6 million rentable square feet acquired during 2015 and four newly developed properties encompassing 0.8 million rentable square feet placed in service during 2015. These additions were offset by the removal of 13 properties encompassing 0.8 million rentable square feet that were sold during 2017.

Rental and other revenues related to properties not in our same property portfolio were $17.5 million and $7.8 million for the three months ended September 30, 2017 and 2016, respectively, and $42.9 million and $22.0 million for the nine months ended September 30, 2017 and 2016, respectively. Rental property and other expenses related to properties not in our same property portfolio were $4.3 million and $2.6 million for the three months ended September 30, 2017 and 2016, respectively, and $11.0 million and $7.3 million for the nine months ended September 30, 2017 and 2016, respectively.

The following table sets forth the Company’s NOI and same property NOI:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Income from continuing operations before disposition of investment properties and activity in unconsolidated affiliates	$34,653	$27,130	$100,650	$76,340
Other income	(558)	(833)	(2,632)	(1,884)
Interest expense	17,191	18,566	51,208	58,756
General and administrative expenses	9,247	9,863	29,787	29,327
Impairments of real estate assets	1,445	—	1,445	—
Depreciation and amortization	56,973	52,923	168,934	161,734
Net operating income from continuing operations	118,951	107,649	349,392	324,273
Less – non same property and other net operating income	(13,187)	(5,203)	(31,902)	(14,678)
Same property net operating income from continuing operations	$105,764	$102,446	$317,490	$309,595

Same property net operating income from continuing operations	$105,764	$102,446	$317,490	$309,595
Less – lease termination fees, straight-line rent and other non-cash adjustments	(3,373)	(3,454)	(10,924)	(16,502)
Same property cash net operating income from continuing operations	$102,391	$98,992	$306,566	$293,093

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our market risk as of June 30, 2017, see "Quantitative and Qualitative Disclosures About Market Risk" in our Quarterly Report on Form 10-Q for the second quarter of 2017.

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

SEC rules also require us to establish and maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in internal control over financial reporting during the three months ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. There were also no changes in internal control over financial reporting during the three months ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the third quarter of 2017, the Company issued an aggregate of 2,000 shares of Common Stock to holders of Common Units in the Operating Partnership upon the redemption of a like number of Common Units in private offerings exempt from the registration requirements pursuant to Section 4(2) of the Securities Act. Each of the holders of Common Units was an accredited investor under Rule 501 of the Securities Act. The resale of such shares was registered by the Company under the Securities Act.

ITEM 5. OTHER INFORMATION

On October 18, 2017, we entered into a new $600.0 million unsecured revolving credit facility, which replaced our previously existing $475.0 million revolving credit facility, and includes an accordion feature that allows for an additional $400.0 million of borrowing capacity subject to additional lender commitments. Our new revolving credit facility is scheduled to mature in January 2022. Assuming no defaults have occurred, we have an option to extend the maturity for two additional six-month periods. The interest rate on the new facility at our current credit ratings is LIBOR plus 100 basis points and the annual facility fee is 20 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody’s Investors Service or Standard & Poor’s Ratings Services. The financial and other covenants under the new facility are similar to our previous credit facility. At October 18, 2017, we had $200.0 million outstanding under our new revolving credit facility and $0.6 million of outstanding letters of credit, which reduces the availability on the credit facility. As a result, the unused capacity of our new revolving credit facility at October 18, 2017 was $399.4 million.

We simultaneously modified our $200.0 million, five-year unsecured bank term loan, which was originally scheduled to mature in January 2019. The modified term loan is now scheduled to mature in November 2022 and the interest rate, based on current credit ratings, was reduced from LIBOR plus 120 basis points to LIBOR plus 110 basis points.

We also simultaneously prepaid without penalty $125.0 million on our seven-year unsecured bank term loan, which now has an outstanding principal amount of $225.0 million and is scheduled to mature in June 2020, and amended such loan to conform certain provisions to our other credit facilities.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1
Fifth Amended and Restated Credit Agreement, dated as of October 18, 2017, by and among the Company, the Operating Partnership, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, National Association and PNC Bank, National Association, as Co-Syndication Agents, and the Other Lenders named therein

10.2
Second Amendment to Amended and Restated Seven-Year Term Loan Agreement, dated as of October 18, 2017, by and among the Company, the Operating Partnership and Wells Fargo Bank, National Association, as Administrative Agent

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

Date: October 24, 2017