Form 10-K
period 2017-12-31
HIGHWOODS PROPERTIES INC; HIGHWOODS REALTY LTD PARTNERSHIP
filed 2018-02-06
CIK 921082, 941713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2017

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
Highwoods Properties, Inc.  Yes  ☐    No ☒    Highwoods Realty Limited Partnership  Yes  ☐    No ☒

The aggregate market value of shares of Common Stock of Highwoods Properties, Inc. held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on June 30, 2017 was approximately $5.2 billion. At January 26, 2018, there were 103,284,071 shares of Common Stock outstanding.

There is no public trading market for the Common Units of Highwoods Realty Limited Partnership. As a result, an aggregate market value of the Common Units of Highwoods Realty Limited Partnership cannot be determined.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of Highwoods Properties, Inc. to be filed in connection with its Annual Meeting of Stockholders to be held May 9, 2018 are incorporated by reference in Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14.

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

Certain information contained herein is presented as of January 26, 2018, the latest practicable date for financial information prior to the filing of this Annual Report.

This report combines the Annual Reports on Form 10-K for the period ended December 31, 2017 of the Company and the Operating Partnership. We believe combining the annual reports into this single report results in the following benefits:

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

To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•	Item 6 - Selected Financial Data;

•	Item 9A - Controls and Procedures;

•	Item 15 - Certifications of CEO and CFO Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act;

•	Consolidated Financial Statements; and

•	the following Notes to Consolidated Financial Statements:

•	Note 11 - Equity;

•	Note 16 - Earnings Per Share and Per Unit; and

•	Note 19 - Quarterly Financial Data.

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

At December 31, 2017, the Company owned all of the Preferred Units and 102.9 million, or 97.3%, of the Common Units. Limited partners owned the remaining 2.8 million Common Units. Generally, the Operating Partnership is obligated to redeem each Common Unit at the request of the holder thereof for cash equal to the value of one share of Common Stock based on the average of the market price for the 10 trading days immediately preceding the notice date of such redemption, provided that the Company, at its option, may elect to acquire any such Common Units presented for redemption for cash or one share of Common Stock. The Common Units owned by the Company are not redeemable.

The Company was incorporated in Maryland in 1994. The Operating Partnership was formed in North Carolina in 1994. Our executive offices are located at 3100 Smoketree Court, Suite 600, Raleigh, NC 27604, and our telephone number is (919) 872-4924.

Our primary business is the operation, acquisition and development of office properties, which accounted for more than 97% of our annualized cash rental revenues as of December 31, 2017. There are no material inter-segment transactions. See Note 18 to our Consolidated Financial Statements for a summary of the rental and other revenues, net operating income and assets for each reportable segment.

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

During 2017, the Company filed unqualified Section 303A certifications with the NYSE. The Company and the Operating Partnership have also filed the CEO and CFO certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as exhibits to this Annual Report.

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

Local Market Leadership. We focus our real estate activities in markets where we have extensive local knowledge and own a significant amount of assets. In each of our core markets, we maintain offices that are led by division officers with significant real estate experience. Our real estate professionals are seasoned and have significant experience managing commercial real estate through all aspects of multiple economic cycles. Our senior leadership team has significant experience and maintains important relationships with market participants in each of our core markets.

Customer Service-Oriented Organization. We provide a complete line of real estate services to our customers. We believe that our in-house leasing and asset management, development, acquisition and construction management services generally allow us to respond to the many demands of our existing and potential customer base. We provide our customers with cost-effective services such as build-to-suit construction and space modification, including tenant improvements and expansions. In addition, the breadth of our capabilities and resources provides us with market information not generally available. We believe that operating efficiencies achieved through our fully integrated organization and the strength of our balance sheet also provide a competitive advantage in retaining existing customers and attracting new customers as well as setting our rental rates and pricing other services. In addition, our relationships with our customers may lead to development projects when these customers seek new space.

Geographic Diversification. Our core portfolio consists primarily of office properties in Raleigh, Atlanta, Tampa, Nashville, Memphis, Pittsburgh, Richmond and Orlando and office and industrial properties in Greensboro. We do not believe that our operations are significantly dependent upon any particular geographic market.

Conservative and Flexible Balance Sheet. We are committed to maintaining a conservative and flexible balance sheet with access to ample liquidity, multiple sources of debt and equity capital and sufficient availability under our revolving credit facility to fund our short and long-term liquidity requirements. Our balance sheet also allows us to proactively assure our existing and prospective customers that we are able to fund tenant improvements and maintain our properties in good condition while retaining the flexibility to capitalize on favorable development and acquisition opportunities as they arise.

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

Employees

At December 31, 2017, we had 441 full-time employees.

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

Development and re-development activities are also subject to risks relating to our ability to obtain, or delays in obtaining, any necessary zoning, land-use, building, occupancy and other required governmental and utility company authorizations. Further, we hold and expect to continue to acquire non-income producing land for future development. See "Item 2. Properties - Land Held for Development." No assurances can be provided as to when, if ever, we will commence development projects on such land or if any such development projects would be on favorable terms. The fixed costs of acquiring and owning development land, such as the ongoing payment of property taxes, adversely affects our results of operations until such land is either placed in service or sold.

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

Our use of debt could have a material adverse effect on our financial condition and results of operations. We are subject to risks associated with debt financing, such as the sufficiency of cash flow to meet required payment obligations, ability to comply with financial ratios and other covenants and the availability of capital to refinance existing indebtedness or fund important business initiatives. If we breach covenants in our debt agreements, the lenders can declare a default and, if the debt is secured, can take possession of the property securing the defaulted loan. In addition, certain of our unsecured debt agreements contain cross-default provisions giving the unsecured lenders the right to declare a default if we are in default under more than $30.0 million with respect to other loans in some circumstances. Unwaived defaults under our debt agreements could materially and adversely affect our financial condition and results of operations.

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

We generally do not intend to reserve funds to retire existing debt upon maturity, which includes $200.0 million principal amount of unsecured notes due April 15, 2018. We may not be able to repay, refinance or extend any or all of our debt at maturity or upon any acceleration. If any refinancing is done at higher interest rates, the increased interest expense could adversely affect our cash flow and ability to pay distributions. Any such refinancing could also impose tighter financial ratios and other covenants that restrict our ability to take actions that could otherwise be in our best interest, such as funding new development activity, making opportunistic acquisitions, repurchasing our securities or paying distributions. While we do not currently have significant amounts of mortgage debt, we may in the future mortgage additional properties, which could also restrict our ability to sell any such underlying assets. If we do not meet any such mortgage financing obligations, any properties securing such indebtedness could be foreclosed on.

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

Increases in interest rates would increase our interest expense. At December 31, 2017, we had $605.0 million of variable rate debt outstanding not protected by interest rate hedge contracts. We may incur additional variable rate debt in the future. If interest rates increase, then so would the interest expense on our unhedged variable rate debt, which could adversely affect our financial condition and results of operations. From time to time, we manage our exposure to interest rate risk with interest rate hedge contracts that effectively fix or cap a portion of our variable rate debt. In addition, we utilize fixed rate debt at market rates. If interest rates decrease, the fair market value of any existing interest rate hedge contracts or outstanding fixed-rate debt would decline.

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

The Company may be subject to taxation as a regular corporation if it fails to maintain its REIT status, which could have a material adverse effect on the Company's stockholders and on the Operating Partnership. We may be subject to adverse consequences if the Company fails to continue to qualify as a REIT for federal income tax purposes. While we intend to operate in a manner that will allow the Company to continue to qualify as a REIT, we cannot provide any assurances that the Company will remain qualified as such in the future, which could have particularly adverse consequences to the Company's stockholders. Many of the requirements for taxation as a REIT are highly technical and complex and depend upon various factual matters and circumstances that may not be entirely within our control. The fact that the Company holds its assets through the Operating Partnership and its subsidiaries further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, Congress and the Internal Revenue Service might change the tax laws and regulations and the courts might issue new rulings that make it more difficult, or impossible, for the Company to remain qualified as a REIT. If the Company fails to qualify as a REIT, it would (a) not be allowed a deduction for dividends paid to stockholders in computing its taxable income, (b) be subject to federal income tax at regular corporate rates (and potentially the alternative minimum tax for years prior to 2018 and increased state and local taxes) and (c) unless entitled to relief under the tax laws, not be able to re-elect REIT status until the fifth calendar year after it failed to qualify as a REIT. Additionally, the Company would no longer be required to make distributions. As a result of these factors, the Company's failure to qualify as a REIT could impair our ability to expand our business and adversely affect the price of our Common Stock.

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

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends. The maximum tax rate applicable to “qualified dividend income” payable to U.S. stockholders that are taxed at individual rates is 23.8% (including the 3.8% net investment income tax). Dividends payable by REITs, however, generally are not eligible for the reduced rates on qualified dividend income. For 2018 and future years, dividends payable by REITs to U.S. stockholders are taxed at a maximum individual rate of 33.4% (including the 3.8% net investment income tax and after factoring in a 20% deduction for pass-through income). The more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our stock.

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

Tax legislative or regulatory action could adversely affect us or our stockholders. In recent years, numerous legislative, judicial and administrative changes have been made to the U.S. federal income tax laws applicable to investments similar to an investment in our Common Stock. Additional changes to tax laws are likely to continue in the future, and we cannot assure you that any such changes will not adversely affect the taxation of us or our stockholders. Any such changes could have an adverse effect on an investment in our Common Stock, on the market value of our properties or the attractiveness of securities of REITs generally in comparison to other asset classes.

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

Properties

The following table sets forth information about in-service office properties that we wholly own by geographic location at December 31, 2017:

Market	Rentable Square Feet	Occupancy	Percentage of Annualized Cash Rental Revenue (1)
Atlanta	5,244,000	88.7%	18.9%
Raleigh	4,824,000	94.7	17.7
Nashville	4,053,000	95.7	17.2
Tampa	3,822,000	93.6	14.9
Pittsburgh	2,148,000	94.1	8.7
Orlando	1,976,000	90.1	7.2
Memphis	1,637,000	94.1	6.4
Richmond	1,946,000	92.9	5.6
Greensboro	1,151,000	92.2	3.4
Total	26,801,000	92.9%	100.0%
__________

(1)	Annualized Cash Rental Revenue is cash rental revenue (base rent plus cost recovery income, excluding straight-line rent) from our office properties for the month of December 2017 multiplied by 12.

The following table sets forth the net changes in rentable square footage of in-service properties that we wholly own:

	Year Ended December 31,
	2017	2016	2015
	(rentable square feet in thousands)
Acquisitions	—	243	1,592
Developments Placed In-Service	1,014	176	503
Redevelopment/Other	(7)	(46)	14
Dispositions	(1,077)	(1,429)	(175)
Net Change in Rentable Square Footage	(70)	(1,056)	1,934

The following table sets forth operating information about in-service properties that we wholly own:

	Average Occupancy	Annualized GAAP Rent Per Square Foot (1)	Annualized Cash Rent Per Square Foot (2)
2013	90.0%	$21.42	$20.48
2014	90.4%	$22.13	$21.29
2015	92.3%	$23.30	$22.55
2016	92.8%	$23.24	$22.55
2017	92.5%	$24.05	$23.46
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

Customers

The following table sets forth information concerning the 20 largest customers of properties that we wholly own at December 31, 2017:

Customer	Rentable Square Feet	Annualized Cash Rental Revenue (1)	Percent of Total Annualized Cash Rental Revenue (1)	Weighted Average Remaining Lease Term in Years
		(in thousands)
Federal Government	1,419,732	$34,242	5.34%	4.5
Metropolitan Life Insurance	621,190	15,733	2.46	10.5
Bridgestone Americas	506,128	14,553	2.27	19.7
PPG Industries	356,215	9,727	1.52	13.3
EQT Corporation	319,269	7,544	1.18	6.8
Healthways	263,598	7,038	1.10	5.2
International Paper	278,444	6,804	1.06	10.9
Vanderbilt University	251,415	6,725	1.05	4.0
Bass, Berry & Sims	201,588	6,678	1.04	7.1
State of Georgia	320,449	5,791	0.90	4.3
American General Life	173,834	5,777	0.90	9.1
Novelis	168,949	5,687	0.89	6.7
Marsh USA	177,382	5,537	0.86	4.2
Laser Spine Institute	176,089	5,490	0.86	14.8
PNC Bank	187,076	5,430	0.85	8.9
Syniverse Technologies	218,678	5,005	0.78	8.8
Aon	168,697	4,996	0.78	4.1
Lifepoint Corporate Services	202,991	4,809	0.75	11.3
AT&T	197,826	4,668	0.73	1.6
HDR Engineering	134,835	4,383	0.68	1.8
Total	6,344,385	$166,617	26.00%	8.2
__________

(1)	Annualized Cash Rental Revenue is cash rental revenue (base rent plus cost recovery income, excluding straight-line rent) for the month of December 2017 multiplied by 12.

Lease Expirations

The following tables set forth scheduled lease expirations for existing leases at office properties that we wholly owned at December 31, 2017:

Lease Expiring (1)	Number of Leases Expiring	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases	Annualized Cash Rental Revenue Under Expiring Leases (2)	Average Annual Cash Rental Rate Per Square Foot for Expirations	Percent of Annualized Cash Rental Revenue Represented by Expiring Leases (2)
				($ in thousands)
2018 (3)	447	2,558,245	10.3%	$63,063	$24.65	10.1%
2019	356	3,171,150	12.7	79,643	25.11	12.7
2020	336	2,749,799	11.0	74,382	27.05	11.9
2021	255	2,436,494	9.8	62,218	25.54	9.9
2022	252	2,362,640	9.5	56,984	24.12	9.1
2023	131	1,927,697	7.7	46,709	24.23	7.5
2024	90	1,883,361	7.6	51,019	27.09	8.1
2025	64	1,304,276	5.2	35,206	26.99	5.6
2026	71	1,271,390	5.1	32,557	25.61	5.2
2027	40	1,300,493	5.2	33,572	25.81	5.4
Thereafter	172	3,922,265	15.9	90,800	23.15	14.5
	2,214	24,887,810	100.0%	$626,153	$25.16	100.0%
__________

(1)
Expirations that have been renewed are reflected above based on the renewal expiration date. Expirations include leases related to completed not stabilized development properties but exclude leases related to developments in-process.

(2)	Annualized Cash Rental Revenue is cash rental revenue (base rent plus cost recovery income, excluding straight-line rent) for the month of December 2017 multiplied by 12.

(3)	Includes 98,000 rentable square feet of leases that are on a month-to-month basis, which represent 0.3% of total annualized cash rental revenue.

In-Process Development

As of December 31, 2017, we were developing 0.7 million rentable square feet of office properties. The following table summarizes these announced and in-process office developments:

Property	Market	Rentable Square Feet	Anticipated Total Investment (1)	Investment As Of December 31, 2017 (1)	Pre Leased %	Estimated Completion	Estimated Stabilization
			($ in thousands)
Virginia Urology	Richmond	87,000	$29,140	$14,037	100.0%	3Q18	3Q18
751 Corporate Center	Raleigh	89,700	21,850	9,522	35.3	4Q18	4Q20
MetLife III	Raleigh	219,000	64,500	16,351	100.0	2Q19	2Q21
Virginia Springs I	Nashville	109,000	34,300	6,426	33.8	2Q19	3Q20
Mars Petcare - Ovation	Nashville	223,700	96,200	20,392	100.0	3Q19	3Q19
		728,400	$245,990	$66,728	82.1%
__________

(1)	Includes deferred lease commissions which are classified in deferred leasing costs on our Consolidated Balance Sheets.

Land Held for Development

We wholly owned 385 acres of development land at December 31, 2017. We estimate that we can develop approximately 4.1 million and 0.2 million rentable square feet of office and industrial space, respectively, on the 180 acres that we consider core assets for our future development needs. Our core development land is zoned and available for development, and nearly all of the land has utility infrastructure in place. We believe that our commercially zoned and unencumbered land gives us a development advantage over other commercial real estate development companies in many of our markets.

Joint Venture Investments

The following table sets forth information about our joint venture investments by geographic location at December 31, 2017:

	Rentable Square Feet	Weighted Average Ownership Interest (1)	Occupancy	Percentage of Annualized Cash Rental Revenue (2)
Market
Kansas City (3)	292,000	50.0%	97.3%	51.4%
Richmond (4)	345,000	50.0	100.0	28.4
Raleigh	635,000	25.0	53.8	20.2
Total	1,272,000	37.5%	76.3%	100.0%
__________

(1)	Weighted Average Ownership Interest is calculated using Rentable Square Feet.

(2)	Annualized Cash Rental Revenue is cash rental revenue (base rent plus cost recovery income, excluding straight-line rent) for the month of December 2017 multiplied by 12.

(3)	Excluding our 26.5% ownership interest in a real estate brokerage services company.

(4)	This joint venture is consolidated.

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

Name	Age	Position and Background
Edward J. Fritsch	59
Director, President and Chief Executive Officer.
Mr. Fritsch has been a director since January 2001. Mr. Fritsch became our chief executive officer and chair of the investment committee of our board of directors on July 1, 2004 and our president in December 2003. Prior to that, Mr. Fritsch was our chief operating officer from January 1998 to July 2004 and was a vice president and secretary from June 1994 to January 1998. Mr. Fritsch joined our predecessor in 1982 and was a partner of that entity at the time of our initial public offering in June 1994. Mr. Fritsch currently serves as a director and member of the audit and compensation committees of National Retail Properties, Inc., a publicly-traded REIT (NYSE:NNN). Mr. Fritsch is past chair of the National Association of Real Estate Investment Trusts ("NAREIT") and currently serves on its executive board. Mr. Fritsch is also a member of Wells Fargo's central region advisory board, a member of the University of North Carolina at Chapel Hill Foundation board, a director of the University of North Carolina at Chapel Hill Real Estate Holdings and a member of the Dix Park Conservancy board.

Theodore J. Klinck	52
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

Mark F. Mulhern	58
Executive Vice President and Chief Financial Officer.
Mr. Mulhern became chief financial officer in September 2014. Prior to that, Mr. Mulhern was a director of the Company since January 2012. Mr. Mulhern served as executive vice president and chief financial officer of Exco Resources, Inc. (NYSE:XCO), an oil and gas exploration and production company, from 2013 until September 2014. Mr. Mulhern served as senior vice president and chief financial officer of Progress Energy, Inc. (NYSE:PGN) from 2008 until its merger with Duke Energy Corporation (NYSE:DUK) in July 2012. Mr. Mulhern first joined Progress Energy in 1996 and served in a number of financial and strategic roles. He also spent eight years at Price Waterhouse. Mr. Mulhern currently serves as a director of McKim and Creed, a private engineering services firm, and Triangle Capital Corporation (NYSE:TCAP), a leading provider of capital to lower middle market companies. Mr. Mulhern is a certified public accountant, a certified management accountant and a certified internal auditor.

Jeffrey D. Miller	47
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth high and low stock prices per share reported on the NYSE and dividends declared per share of Common Stock:

	2017			2016
Quarter Ended	High	Low	Dividend	High	Low	Dividend
March 31	$53.26	$48.42	$0.440	$48.14	$38.08	$0.425
June 30	$52.82	$48.98	$0.440	$52.86	$44.93	$0.425
September 30	$52.75	$48.68	$0.440	$56.23	$50.05	$0.425
December 31 (1)	$53.34	$50.08	$0.440	$52.03	$45.83	$1.225
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

On December 31, 2017, the last reported stock price of our Common Stock on the NYSE was $50.91 per share and the Company had 857 common stockholders of record. There is no public trading market for the Common Units. On December 31, 2017, the Operating Partnership had 103 holders of record of Common Units (other than the Company). At December 31, 2017, there were 103.3 million shares of Common Stock outstanding and 2.8 million Common Units outstanding not owned by the Company.

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

The following stock price performance graph compares the performance of our Common Stock to the S&P 500 Index and the FTSE NAREIT All Equity REITs Index. The stock price performance graph assumes an investment of $100 in our Common Stock and the two indices on December 31, 2012 and further assumes the reinvestment of all dividends. The FTSE NAREIT All Equity REITs Index is a free-float adjusted, market capitalization-weighted index of U.S. equity REITs. Constituents of the Index include all tax-qualified REITs with more than 50% of total assets in qualifying real estate assets other than mortgages secured by real property. Stock price performance is not necessarily indicative of future results.

	For the Period from December 31, 2012 to December 31,
Index	2013	2014	2015	2016	2017
Highwoods Properties, Inc.	113.27	144.61	148.09	182.49	188.57
S&P 500 Index	132.39	150.51	152.59	170.84	208.14
FTSE NAREIT All Equity REITs Index	102.86	131.68	135.40	147.09	159.85

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

During 2017, cash dividends declared on Common Stock totaled $1.76 per share. Of the cash dividends declared, approximately $0.31 per share represented capital gains and approximately $1.45 per share represented ordinary dividends. The minimum dividend per share of Common Stock required for the Company to maintain its REIT status was $1.37 per share in 2017.

During the fourth quarter of 2017, the Company issued an aggregate of 2,000 shares of Common Stock to holders of Common Units in the Operating Partnership upon the redemption of a like number of Common Units in private offerings exempt from the registration requirements pursuant to Section 4(2) of the Securities Act. Each of the holders of Common Units was an accredited investor under Rule 501 of the Securities Act. The resale of such shares was registered by the Company under the Securities Act.

The Company has a Dividend Reinvestment and Stock Purchase Plan (“DRIP”) under which holders of Common Stock may elect to automatically reinvest their dividends in additional shares of Common Stock and make optional cash payments for additional shares of Common Stock. The Company satisfies its DRIP obligations by instructing the DRIP administrator to purchase Common Stock in the open market.

The Company has an Employee Stock Purchase Plan ("ESPP") pursuant to which employees may contribute up to 25% of their cash compensation for the purchase of Common Stock. At the end of each quarter, each participant’s account balance, which includes accumulated dividends, is applied to acquire shares of Common Stock at a cost that is calculated at 85% of the average closing price on the NYSE on the five consecutive days preceding the last day of the quarter. Generally, shares purchased under the ESPP must be held at least one year. The Company satisfies its ESPP obligations by issuing additional shares of Common Stock.

Information about the Company’s equity compensation plans and other related stockholder matters is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 9, 2018.

ITEM 6. SELECTED FINANCIAL DATA

Operating results for the years ended December 31, 2014 and 2013 were retrospectively revised from previously reported amounts to reclassify the operations for those properties classified as discontinued operations. Total assets and mortgages and notes payable, net as of the years ended December 31, 2015, 2014 and 2013 were retrospectively revised from previously reported amounts to reclassify debt issuance costs as a direct deduction from the carrying amount of the debt liability to which they relate as opposed to being presented as assets.

The information in the following tables should be read in conjunction with the Company’s Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein ($ in thousands, except per share data):

	Year Ended December 31,
	2017	2016	2015	2014	2013
Rental and other revenues	$702,737	$665,634	$604,671	$555,871	$505,008
Income from continuing operations	$191,663	$122,546	$85,521	$96,987	$42,641
Income from discontinued operations	$—	$418,593	$15,739	$18,985	$88,456
Income from continuing operations available for common stockholders	$182,873	$115,461	$79,308	$90,069	$37,890
Net income	$191,663	$541,139	$101,260	$115,972	$131,097
Net income available for common stockholders	$182,873	$521,789	$94,572	$108,457	$122,949
Earnings per Common Share – basic:
Income from continuing operations available for common stockholders	$1.78	$1.17	$0.84	$1.00	$0.44
Net income available for common stockholders	$1.78	$5.30	$1.00	$1.20	$1.44
Earnings per Common Share – diluted:
Income from continuing operations available for common stockholders	$1.78	$1.17	$0.84	$0.99	$0.44
Net income available for common stockholders	$1.78	$5.30	$1.00	$1.19	$1.44
Dividends declared per Common Share (1)	$1.76	$2.50	$1.70	$1.70	$1.70

	December 31,
	2017	2016	2015	2014	2013
Total assets	$4,623,791	$4,561,050	$4,485,631	$3,990,702	$3,793,177
Mortgages and notes payable, net	$2,014,333	$1,948,047	$2,491,813	$2,062,968	$1,948,161
__________

(1)	Includes a special cash dividend of $0.80 per share declared in the quarter ended December 31, 2016 and paid January 10, 2017.

The information in the following tables should be read in conjunction with the Operating Partnership’s Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein ($ in thousands, except per unit data):

	Year Ended December 31,
	2017	2016	2015	2014	2013
Rental and other revenues	$702,737	$665,634	$604,671	$555,871	$505,008
Income from continuing operations	$191,663	$122,546	$85,521	$96,987	$42,590
Income from discontinued operations	$—	$418,593	$15,739	$18,985	$88,456
Income from continuing operations available for common unitholders	$187,932	$118,792	$81,751	$93,014	$39,133
Net income	$191,663	$541,139	$101,260	$115,972	$131,046
Net income available for common unitholders	$187,932	$537,385	$97,490	$111,999	$127,589
Earnings per Common Unit – basic:
Income from continuing operations available for common unitholders	$1.79	$1.18	$0.84	$1.00	$0.44
Net income available for common unitholders	$1.79	$5.33	$1.01	$1.20	$1.44
Earnings per Common Unit – diluted:
Income from continuing operations available for common unitholders	$1.79	$1.18	$0.84	$1.00	$0.44
Net income available for common unitholders	$1.79	$5.32	$1.01	$1.20	$1.44
Distributions declared per Common Unit (1)	$1.76	$2.50	$1.70	$1.70	$1.70

	December 31,
	2017	2016	2015	2014	2013
Total assets	$4,623,791	$4,561,050	$4,485,631	$3,990,808	$3,793,274
Mortgages and notes payable, net	$2,014,333	$1,948,047	$2,491,813	$2,062,968	$1,948,161
__________

(1)	Includes a special cash distribution of $0.80 per unit declared in the quarter ended December 31, 2016 and paid January 10, 2017.

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

Disclosure Regarding Forward-Looking Statements

Some of the information in this Annual Report may contain forward-looking statements. Such statements include, in particular, statements about our plans, strategies and prospects under this section and under the heading “Item 1. Business.” You can identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions or expectations will be achieved. When considering such forward-looking statements, you should keep in mind the following important factors that could cause our actual results to differ materially from those contained in any forward-looking statement:

•	the financial condition of our customers could deteriorate;

•	we may not be able to lease or re-lease second generation space, defined as previously occupied space that becomes available for lease, quickly or on as favorable terms as old leases;

•	we may not be able to lease newly constructed buildings as quickly or on as favorable terms as originally anticipated;

•	we may not be able to complete development, acquisition, reinvestment, disposition or joint venture projects as quickly or on as favorable terms as anticipated;

•	development activity in our existing markets could result in an excessive supply relative to customer demand;

•	our markets may suffer declines in economic and/or office employment growth;

•	unanticipated increases in interest rates could increase our debt service costs;

•	unanticipated increases in operating expenses could negatively impact our operating results;

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

The key components affecting our rental and other revenues are average occupancy, rental rates, cost recovery income, new developments placed in service, acquisitions and dispositions. Average occupancy generally increases during times of improving economic growth, as our ability to lease space outpaces vacancies that occur upon the expirations of existing leases. Average occupancy generally declines during times of slower or negative economic growth, when new vacancies tend to outpace our ability to lease space. Asset acquisitions, dispositions and new developments placed in service directly impact our rental revenues and could impact our average occupancy, depending upon the occupancy rate of the properties that are acquired, sold or placed in service. A further indicator of the predictability of future revenues is the expected lease expirations of our portfolio. As a result, in addition to seeking to increase our average occupancy by leasing current vacant space, we also concentrate our leasing efforts on renewing existing leases prior to expiration. For more information regarding our lease expirations, see “Item 2. Properties - Lease Expirations.” Occupancy in our office portfolio was 92.9% at both December 31, 2017 and 2016.

Whether or not our rental revenue tracks average occupancy proportionally depends upon whether GAAP rents under signed new and renewal leases are higher or lower than the GAAP rents under expiring leases. Annualized rental revenues from second generation leases expiring during any particular year are typically less than 15% of our total annual rental revenues. The following table sets forth information regarding second generation office leases signed during the fourth quarter of 2017 (we define second generation office leases as leases with new customers and renewals of existing customers in office space that has been previously occupied under our ownership and leases with respect to vacant space in acquired buildings):

	New	Renewal	All Office
Leased space (in rentable square feet)	279,401	737,704	1,017,105
Average term (in years - rentable square foot weighted)	8.1	6.7	7.1
Base rents (per rentable square foot) (1)	$29.36	$28.65	$28.85
Rent concessions (per rentable square foot) (1)	(1.04)	(0.22)	(0.44)
GAAP rents (per rentable square foot) (1)	$28.32	$28.43	$28.41
Tenant improvements (per rentable square foot) (1)	$4.08	$2.84	$3.18
Leasing commissions (per rentable square foot) (1)	$0.96	$0.80	$0.84
__________

(1)	Weighted average per rentable square foot on an annual basis over the lease term.

Annual combined GAAP rents for new and renewal leases signed in the fourth quarter were $28.41 per rentable square foot, or 16.8%, higher compared to previous leases in the same office spaces.

We strive to maintain a diverse, stable and creditworthy customer base. We have an internal guideline whereby customers that account for more than 3% of our revenues are periodically reviewed with the Company's Board of Directors. As of December 31, 2017, no customer accounted for more than 3% of our cash revenues other than the Federal Government, which accounted for less than 6% of our cash revenues on an annualized basis. See “Item 2. Properties - Customers.”

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

Net Operating Income

Whether or not we record increasing same property net operating income (“NOI”) depends upon our ability to garner higher rental revenues, whether from higher average occupancy, higher GAAP rents per rentable square foot or higher cost recovery income, that exceed any corresponding growth in operating expenses. Same property NOI from continuing operations was $8.7 million, or 2.1%, higher in 2017 as compared to 2016 due to an increase in same property revenues of $10.7 million offset by an increase of $2.0 million in same property expenses. We expect same property NOI to be higher in 2018 than 2017 as higher rental revenues, mostly from higher average GAAP rents per rentable square foot, higher parking income and higher cost recovery income, are expected to more than offset lower expected average occupancy and an anticipated increase in same property operating expenses.

In addition to the effect of same property NOI, whether or not NOI from continuing operations increases depends upon whether the NOI from our acquired properties and development properties placed in service exceeds the NOI from sold properties. NOI from continuing operations was $31.3 million, or 7.2%, higher in 2017 as compared to 2016 due to the impact of development properties placed in service and acquisitions, offset by NOI lost from sold properties not classified as discontinued operations. We expect NOI from continuing operations to be higher in 2018 than 2017 due to the impact of our net investment activity in 2017.

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

Rental and other revenues are our principal source of funds to meet our short-term liquidity requirements. Other sources of funds for short-term liquidity needs include available working capital and borrowings under our revolving credit facility, which had $345.0 million of availability at January 26, 2018. Our short-term liquidity requirements primarily consist of operating expenses, interest and principal amortization on our debt, distributions and capital expenditures, including building improvement costs, tenant improvement costs and lease commissions. Building improvements are capital costs to maintain or enhance existing buildings not typically related to a specific customer. Tenant improvements are the costs required to customize space for the specific needs of customers. We anticipate that our available cash and cash equivalents and cash provided by operating activities and planned financing activities, including borrowings under our revolving credit facility, will be adequate to meet our short-term liquidity requirements. We use our revolving credit facility for working capital purposes and for the short-term funding of our development and acquisition activity and, in certain instances, the repayment of other debt. The continued ability to borrow under the revolving credit facility allows us to quickly capitalize on strategic opportunities at short-term interest rates.

Our long-term liquidity uses generally consist of the retirement or refinancing of debt upon maturity, funding of building improvements, new building developments and land infrastructure projects and funding acquisitions of buildings and development land. Our expected future capital expenditures for started and/or committed new development projects were approximately $198 million at December 31, 2017. Additionally, we may, from time to time, retire some or all of our remaining outstanding Preferred Stock and/or unsecured debt securities through redemptions, open market repurchases, privately negotiated acquisitions or otherwise.

We expect to meet our long-term liquidity needs through a combination of:

•	cash flow from operating activities;

•	bank term loans and borrowings under our revolving credit facility;

•	the issuance of unsecured debt;

•	the issuance of secured debt;

•	the issuance of equity securities by the Company or the Operating Partnership; and

•	the disposition of non-core assets.

At December 31, 2017, our leverage ratio, as measured by the ratio of our mortgages and notes payable and outstanding preferred stock to the undepreciated book value of our assets, was 35.0% and there were 106.2 million diluted shares of Common Stock outstanding.

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

Results of Operations

Comparison of 2017 to 2016

Rental and Other Revenues

Rental and other revenues were $37.1 million, or 5.6%, higher in 2017 as compared to 2016 primarily due to development properties placed in service, higher same property revenues and acquisitions, which increased rental and other revenues by $26.5 million, $10.7 million and $4.7 million, respectively. Same property rental and other revenues were higher primarily due to higher average GAAP rents per rentable square foot, higher cost recovery income and higher parking income, partly offset by lower termination fees. These increases were partly offset by lost revenue of $5.6 million from property dispositions. We expect rental and other revenues to be higher in 2018 as compared to 2017 due to development properties placed in service and higher same property revenues, partly offset by lost revenue from property dispositions.

Operating Expenses

Rental property and other expenses were $5.8 million, or 2.5%, higher in 2017 as compared to 2016 primarily due to development properties placed in service, higher same property operating expenses and acquisitions, which increased operating expenses by $5.2 million, $2.0 million and $1.2 million, respectively. Same property operating expenses were higher primarily due to higher property taxes, contract services and repairs and maintenance, partly offset by lower utilities. These increases were partly offset by a $2.6 million decrease in operating expenses from property dispositions. We expect rental property and other expenses to be higher in 2018 as compared to 2017 due to higher same property operating expenses and development properties placed in service, partly offset by lower operating expenses from property dispositions.

Depreciation and amortization was $7.7 million, or 3.5%, higher in 2017 as compared to 2016 primarily due to development properties placed in service, acquisitions and accelerated depreciation related to properties that are expected to be demolished, partly offset by property dispositions. We expect depreciation and amortization to be higher in 2018 as compared to 2017 due to development properties placed in service.

We recorded aggregate impairments of real estate assets of $1.4 million in 2017, which resulted from a change in market-based inputs and our assumptions about the use of the assets. We recorded no such impairment in 2016.

General and administrative expenses were $1.5 million, or 3.9%, higher in 2017 as compared to 2016 primarily due to higher company-wide base salaries, benefits, incentive compensation and dead deal costs, partly offset by lower acquisition costs. We expect general and administrative expenses to be similar in 2018 as higher company-wide base salaries and benefits are expected to be offset by lower incentive compensation.

Interest Expense

Interest expense was $7.5 million, or 9.8%, lower in 2017 as compared to 2016 primarily due to lower average debt balances, lower average interest rates and higher capitalized interest. We expect interest expense to be higher in 2018 as compared to 2017 due to lower capitalized interest and higher average debt balances, partly offset by lower average interest rates.

Other Income

Other income was relatively unchanged in 2017 as compared to 2016.

Gains on Disposition of Property and Net Gains on Disposition of Discontinued Operations

Total gains were $375.1 million lower in 2017 as compared to 2016 due to the sales of the Plaza assets in 2016.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $1.6 million, or 27.8%, higher in 2017 as compared to 2016 primarily due to our share of the net effect of the disposition activity by certain unconsolidated affiliates in such periods, partly offset by lower occupancy in 2017. We expect equity in earnings of unconsolidated affiliates to be lower in 2018 as compared to 2017 due to our share of the net effect of the disposition activity by certain unconsolidated affiliates.

Income From Discontinued Operations

Income from discontinued operations was $4.1 million lower in 2017 as compared to 2016 due to the sales of the Plaza assets in 2016.

Earnings Per Common Share - Diluted

Diluted earnings per common share was $3.52 lower in 2017 as compared to 2016 due to gains from the sales of the Plaza assets in 2016 and an increase in the weighted average Common Shares outstanding, partly offset by increases in income from continuing operations for the reasons discussed above.

Comparison of 2016 to 2015

Rental and Other Revenues

Rental and other revenues were $61.0 million, or 10.1%, higher in 2016 as compared to 2015 primarily due to acquisitions, development properties placed in service and higher same property revenues, which increased rental and other revenues by $35.6 million, $15.5 million and $15.7 million, respectively. Same property rental and other revenues were higher primarily due to an increase in average occupancy to 93.1% in 2016 from 92.3% in 2015, higher average GAAP rents per rentable square foot and higher termination fees. These increases were partly offset by lost revenue of $5.1 million from property dispositions.

Operating Expenses

Rental property and other expenses were $15.1 million, or 7.0%, higher in 2016 as compared to 2015 primarily due to acquisitions, development properties placed in service and higher same property operating expenses, which increased operating expenses by $13.7 million, $3.5 million and $0.6 million, respectively. Same property operating expenses were higher primarily due to higher property taxes and repairs and maintenance, partly offset by lower utilities and property insurance. These increases were partly offset by a $1.8 million decrease in operating expenses from property dispositions.

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

Earnings Per Common Share - Diluted

Diluted earnings per common share was $4.30 higher in 2016 as compared to 2015 due to gains from the sales of the Plaza assets and other increases in income from continuing operations for the reasons discussed above, partly offset by an increase in the weighted average Common Shares outstanding.

Liquidity and Capital Resources

Statements of Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in the Company’s cash flows ($ in thousands):

	Year Ended December 31,
	2017	2016	2015	2017-2016 Change	2016-2015 Change
Net Cash Provided By Operating Activities	$352,532	$305,805	$288,879	$46,727	$16,926
Net Cash Provided By/(Used In) Investing Activities	(256,222)	203,890	(654,157)	(460,112)	858,047
Net Cash Provided By/(Used In) Financing Activities	(142,528)	(465,241)	361,482	322,713	(826,723)
Total Cash Flows	$(46,218)	$44,454	$(3,796)	$(90,672)	$48,250

Comparison of 2017 to 2016

The increase in net cash provided by operating activities in 2017 as compared to 2016 was primarily due to higher net cash from the operations of development properties placed in service, same properties and acquisitions, the timing of cash paid for operating expenses and the settlement of cash flow hedges. We expect net cash related to operating activities to be higher in 2018 as compared to 2017 primarily due to the impact of development properties placed in service, partly offset by non-core dispositions.

The change in net cash provided by/(used in) investing activities in 2017 as compared to 2016 was primarily due to the net proceeds from the sales of the Plaza assets in 2016, partly offset by higher acquisition activity and investments in development in-process in 2016. We expect uses of cash for investing activities in 2018 to be primarily driven by whether or not we acquire and commence development of additional office buildings in the BBDs of our markets. Additionally, as of December 31, 2017, we have approximately $198 million left to fund of our previously-announced development activity in 2018 and future years. We expect these uses of cash for investing activities will be partly offset by proceeds from non-core dispositions in 2018.

The decrease in net cash used in financing activities in 2017 as compared to 2016 was primarily due to higher net debt borrowings in 2017, partly offset by the payment of a special dividend declared in the fourth quarter of 2016, lower proceeds from the issuance of Common Stock in 2017 and a 3.5% increase in our regular cash dividend rate in February 2017. We expect net cash used in financing activities in 2018 to be affected by an additional 5.1% increase in our regular cash dividend rate in February 2018. Also, assuming the net effect of our acquisition, disposition and development activity in 2018 results in an increase of our assets, we would expect outstanding debt and/or Common Stock balances to increase.

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

Capitalization

The following table sets forth the Company’s capitalization (in thousands, except per share amounts):

	December 31,
	2017	2016
Mortgages and notes payable, net, at recorded book value	$2,014,333	$1,948,047
Preferred Stock, at liquidation value	$28,892	$28,920
Common Stock outstanding	103,267	101,666
Common Units outstanding (not owned by the Company)	2,829	2,839
Per share stock price at year end	$50.91	$51.01
Market value of Common Stock and Common Units	$5,401,347	$5,330,800
Total capitalization	$7,444,572	$7,307,767

At December 31, 2017, our mortgages and notes payable and outstanding preferred stock represented 27.4% of our total capitalization and 35.0% of the undepreciated book value of our assets. See also "Executive Summary - Liquidity and Capital Resources."

Our mortgages and notes payable as of December 31, 2017 consisted of $99.0 million of secured indebtedness with a weighted average interest rate of 4.00% and $1,923.5 million of unsecured indebtedness with a weighted average interest rate of 3.56%. The secured indebtedness was collateralized by real estate assets with an aggregate undepreciated book value of $147.6 million. As of December 31, 2017, $605.0 million of our debt does not bear interest at fixed rates or is not protected by interest rate hedge contracts.

Investment Activity

During the fourth quarter of 2017, we acquired fee simple title to land in Raleigh that was previously subject to a ground lease for a purchase price, including capitalized acquisition costs and contingent consideration, of $2.6 million.

On February 5, 2018, we acquired two development parcels totaling approximately nine acres in Nashville for an aggregate purchase price of $50.3 million.

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

During the fourth quarter of 2017, we sold a total of two buildings and land for an aggregate sale price of $44.7 million and recorded aggregate gains on disposition of property of $29.0 million.

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

As of December 31, 2017, we were also developing 0.7 million rentable square feet of office properties. For a table summarizing our announced and in-process office developments, see "Item 2. Properties - In-Process Development."

Financing Activity

During the first quarter of 2017, we entered into separate equity distribution agreements with each of Wells Fargo Securities, LLC, Robert W. Baird & Co. Incorporated, BB&T Capital Markets, a division of BB&T Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, BTIG, LLC, Capital One Securities, Inc., Comerica Securities, Inc., Fifth Third Securities, Inc., Jefferies LLC, Morgan Stanley & Co. LLC, MUFG Securities Americas Inc. and RBC Capital Markets, LLC. Under the terms of the equity distribution agreements, the Company may offer and sell up to $300.0 million in aggregate gross sales price of shares of Common Stock from time to time through such firms, acting as agents of the Company or as principals. Sales of the shares, if any, may be made by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices or as otherwise agreed with any of such firms. During 2017, the Company issued 1,363,919 shares of Common Stock at an average gross sales price of $50.85 per share and received net proceeds, after sales commissions, of $68.3 million. We paid an aggregate of $1.0 million in sales commissions to MUFG Securities Americas Inc., Wells Fargo Securities, LLC and Jefferies LLC during 2017.

During the fourth quarter of 2017, we entered into a new $600.0 million unsecured revolving credit facility, which replaced our previously existing $475.0 million revolving credit facility, and includes an accordion feature that allows for an additional $400.0 million of borrowing capacity subject to additional lender commitments. Our new revolving credit facility is scheduled to mature in January 2022. Assuming no defaults have occurred, we have an option to extend the maturity for two additional six-month periods. The interest rate on the new facility at our current credit ratings is LIBOR plus 100 basis points and the annual facility fee is 20 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody's Investors Service or Standard & Poor’s Ratings Services. The financial and other covenants under the new facility are similar to our previous credit facility. We incurred $3.5 million of debt issuance costs, which will be amortized along with certain existing unamortized debt issuance costs over the remaining term of our new revolving credit facility. We recorded $0.1 million of loss on debt extinguishment. There was $245.0 million and $254.5 million outstanding under our new revolving credit facility at December 31, 2017 and January 26, 2018, respectively. At both December 31, 2017 and January 26, 2018, we had $0.5 million of outstanding letters of credit, which reduces the availability on the credit facility. As a result, the unused capacity of our revolving credit facility at December 31, 2017 and January 26, 2018 was $354.5 million and $345.0 million, respectively.

We simultaneously modified our $200.0 million, five-year unsecured bank term loan, which was originally scheduled to mature in January 2019. The modified term loan is now scheduled to mature in November 2022 and the interest rate, based on current credit ratings, was reduced from LIBOR plus 120 basis points to LIBOR plus 110 basis points. We incurred $1.1 million of debt issuance costs, which will be amortized along with certain existing unamortized debt issuance costs over the remaining term of the modified loan. We recorded $0.4 million of loss on debt extinguishment.

We also simultaneously prepaid without penalty $125.0 million on a $350.0 million unsecured bank term loan which is scheduled to mature in June 2020. We recorded $0.4 million of loss on debt extinguishment related to this prepayment.

During the second quarter of 2017, we prepaid without penalty a secured mortgage loan with a fair market value of $108.2 million with an effective interest rate of 4.22%. We recorded $0.4 million of gain on debt extinguishment related to this prepayment.

We previously acquired our joint venture partner’s 77.2% interest in a building in Orlando. Simultaneously with this acquisition, the joint venture's previously existing mortgage note was restructured into a new $18.0 million first mortgage note and a $10.2 million subordinated note, both of which were scheduled to mature in July 2017. The first mortgage and subordinated notes had effective interest rates of 5.36% and 8.6%, respectively. The subordinated note and accrued interest thereon can be satisfied, in certain circumstances, upon payment of a "waterfall payment" equal to a cash payment of 50.0% of the amount by which the net sale proceeds or appraised value at the time of refinancing exceeded (1) the outstanding principal of the first mortgage note, (2) funds deposited by us into escrow to fund tenant improvements, leasing commissions and building improvements and (3) a 10.0%

return on such funds deposited by us into escrow. As of the date of such restructuring, the subordinated note was recorded at a projected waterfall payment of $1.0 million. During the second quarter of 2017, both notes were retired upon payment of the $18.0 million principal balance on the first mortgage note and a $0.5 million waterfall payment relating to the subordinated note, which resulted in $0.4 million of gain on debt extinguishment.

During the second quarter of 2017, we obtained a $100.0 million secured mortgage loan from a third party lender with an effective interest rate of 4.0%. This loan, which is secured by The Pinnacle at Symphony Place in Nashville, is scheduled to mature in May 2029. We incurred $0.8 million of debt issuance costs in connection with this loan, which will be amortized over the term of the loan.

During the first quarter of 2017, the Operating Partnership issued $300.0 million aggregate principal amount of 3.875% notes due 2027, less original issuance discount of $4.0 million. These notes were priced to yield 4.038%. During 2016, we obtained $150.0 million notional amount of forward-starting swaps. Upon issuance of the notes, we terminated the forward-starting swaps resulting in an unrealized gain of $7.3 million in accumulated other comprehensive income. Underwriting fees and other expenses were incurred that aggregated $2.5 million; these costs were deferred and will be amortized over the term of the notes. The net effect of the amortization of these items resulted in an effective fixed interest rate of 3.83%.

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

During the second quarter of 2017, we entered into $150.0 million notional amount of forward-starting swaps that effectively locked the underlying 10-year treasury rate at 2.44% with respect to a planned issuance of debt securities by the Operating Partnership expected to occur prior to May 15, 2018. During the second quarter of 2017, we also entered into floating-to-fixed interest rate swaps through January 2022 with respect to an aggregate of $50.0 million LIBOR-based borrowings, which effectively fixes the underlying one-month LIBOR rate at a weighted average rate of 1.693%. The counterparties under our swaps are major financial institutions.

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

As of December 31, 2017, the Operating Partnership had the following unsecured notes outstanding ($ in thousands):

	Face Amount	Carrying Amount	Stated Interest Rate	Effective Interest Rate
Notes due April 2018	$200,000	$200,000	7.500%	7.500%
Notes due June 2021	$300,000	$298,504	3.200%	3.363%
Notes due January 2023	$250,000	$248,675	3.625%	3.752%
Notes due March 2027	$300,000	$296,334	3.875%	4.038%

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

Contractual Obligations

The following table sets forth a summary regarding our known contractual obligations, including required interest payments for those items that are interest bearing, at December 31, 2017 ($ in thousands):

		Amounts due during the years ending December 31,
	Total	2018	2019	2020	2021	2022	Thereafter
Mortgages and Notes Payable:
Principal payments (1)	$2,028,981	$211,803	$1,876	$226,952	$302,032	$647,115	$639,203
Interest payments	316,744	61,359	56,765	53,214	45,154	30,031	70,221
Capitalized Lease Obligations	62	29	18	15	—	—	—
Purchase Obligations:
Lease and contractual commitments and contingent consideration (2)	343,765	291,829	44,251	5,381	330	954	1,020
Operating Lease Obligations:
Operating ground leases	99,414	2,099	2,136	2,175	2,215	2,257	88,532
Total	$2,788,966	$567,119	$105,046	$287,737	$349,731	$680,357	$798,976
__________

(1)	Excludes amortization of premiums, discounts, debt issuance costs and/or purchase accounting adjustments.

(2)
Consists primarily of commitments under signed leases and contracts for operating properties, excluding tenant-funded tenant improvements, and contracts for development/redevelopment projects. This includes $233.0 million of contractual commitments related to our in-process development activity, of which $189.6 million is scheduled to be funded in 2018. For a description of our development activity, see "Item 2. Properties - In-Process Development." The timing of these lease and contractual commitments may fluctuate.

The interest payments due on mortgages and notes payable are based on the stated rates for the fixed rate debt and on the rates in effect at December 31, 2017 for the variable rate debt. The weighted average interest rate on our fixed (including debt with a variable rate that is effectively fixed by related interest rate swaps) and variable rate debt was 4.03% and 2.52%, respectively, at December 31, 2017. For additional information about our mortgages and notes payable, see Note 6 to our Consolidated Financial Statements. For additional information about purchase obligations and operating lease obligations, see Note 8 to our Consolidated Financial Statements.

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

Cash dividends and distributions reduce the amount of cash that would otherwise be available for other business purposes, including funding debt maturities, reducing debt or future growth initiatives. The amount of future distributions that will be made is at the discretion of the Company's Board of Directors. For a discussion of the factors that will affect such cash flows and, accordingly, influence the decisions of the Company's Board of Directors regarding dividends and distributions, see “Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

During each quarter of 2017, the Company declared and paid a regular cash dividend of $0.44 per share of Common Stock. In addition, the Company paid a special cash dividend of $0.80 per share of Common Stock on January 10, 2017 to stockholders of record as of December 27, 2016. The principal purpose of the special dividend was to distribute taxable capital gains associated with the sales of the Plaza assets in 2016.

On February 6, 2018, the Company declared a cash dividend of $0.4625 per share of Common Stock, which is payable on March 6, 2018 to stockholders of record as of February 20, 2018.

Current and Future Cash Needs

We anticipate that our available cash and cash equivalents, cash flows from operating activities and other available financing sources, including the issuance of debt securities by the Operating Partnership, the issuance of secured debt, bank term loans, borrowings under our revolving credit facility, the issuance of equity securities by the Company or the Operating Partnership and the disposition of non-core assets, will be adequate to meet our short-term liquidity requirements.

We had $3.3 million of cash and cash equivalents as of December 31, 2017. The unused capacity of our revolving credit facility at December 31, 2017 and January 26, 2018 was $354.5 million and $345.0 million, respectively, excluding an accordion feature that allows for an additional $400.0 million of borrowing capacity subject to additional lender commitments.

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

During 2018, we also expect to sell $61.0 million to $136.0 million of properties no longer considered to be core assets due to location, age, quality and/or overall strategic fit. We can make no assurance, however, that we will sell any non-core assets or, if we do, what the timing or terms of any such sale will be.

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

The following table sets forth the Company's FFO, FFO available for common stockholders and FFO available for common stockholders per share ($ in thousands, except per share amounts):

	Year Ended December 31,
	2017	2016	2015
Funds from operations:
Net income	$191,663	$541,139	$101,260
Net (income) attributable to noncontrolling interests in consolidated affiliates	(1,239)	(1,253)	(1,264)
Depreciation and amortization of real estate assets	225,052	217,533	199,449
(Gains) on disposition of depreciable properties	(53,170)	(8,915)	(9,147)
(Gain) on disposition of investment in unconsolidated affiliate	—	—	(4,155)
Unconsolidated affiliates:
Depreciation and amortization of real estate assets	2,298	2,978	3,203
(Gains) on disposition of depreciable properties	(4,617)	(2,173)	(946)
Discontinued operations:
Depreciation and amortization of real estate assets	—	—	13,820
(Gains) on disposition of depreciable properties	—	(414,496)	—
Funds from operations	359,987	334,813	302,220
Dividends on Preferred Stock	(2,492)	(2,501)	(2,506)
Funds from operations available for common stockholders	$357,495	$332,312	$299,714
Funds from operations available for common stockholders per share	$3.39	$3.28	$3.08
Weighted average shares outstanding (1)	105,594	101,398	97,406
__________

(1)	Includes assumed conversion of all potentially dilutive Common Stock equivalents.

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

As of December 31, 2017, our same property portfolio consisted of 210 in-service properties encompassing 28.0 million rentable square feet that were wholly owned during the entirety of the periods presented (from January 1, 2016 to December 31, 2017). As of December 31, 2016, our same property portfolio consisted of 217 in-service properties encompassing 26.7 million rentable square feet that were wholly owned during the entirety of the periods presented (from January 1, 2015 to December 31, 2016). The change in our same property portfolio was due to the addition of four properties encompassing 1.6 million rentable square feet acquired during 2015 and four newly developed properties encompassing 0.8 million rentable square feet placed in service during 2015. These additions were offset by the removal of 15 properties encompassing 1.1 million rentable square feet that were sold during 2017.

Rental and other revenues related to properties not in our same property portfolio were $62.2 million and $35.7 million for the years ended December 31, 2017 and 2016, respectively. Rental property and other expenses related to properties not in our same property portfolio were $15.9 million and $12.0 million for the years ended December 31, 2017 and 2016, respectively.

The following table sets forth the Company’s NOI and same property NOI:

	Year Ended December 31,
	2017	2016
Income from continuing operations before disposition of investment properties and activity in unconsolidated affiliates	$130,102	$101,946
Other income	(2,283)	(2,338)
Interest expense	69,105	76,648
General and administrative expenses	39,648	38,153
Impairments of real estate assets	1,445	—
Depreciation and amortization	227,832	220,140
Net operating income from continuing operations	465,849	434,549
Less – non same property and other net operating income	(46,301)	(23,723)
Same property net operating income from continuing operations	$419,548	$410,826

Same property net operating income from continuing operations	$419,548	$410,826
Less – lease termination fees, straight-line rent and other non-cash adjustments	(13,148)	(20,438)
Same property cash net operating income from continuing operations	$406,400	$390,388

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

At December 31, 2017, we had $1,142.5 million principal amount of fixed rate debt outstanding, a $111.9 million decrease as compared to December 31, 2016, excluding debt with a variable rate that is effectively fixed by related interest rate hedge contracts. The estimated aggregate fair market value of this debt was $1,147.7 million. If interest rates had been 100 basis points higher, the aggregate fair market value of our fixed rate debt would have been $52.6 million lower. If interest rates had been 100 basis points lower, the aggregate fair market value of our fixed rate debt would have been $56.7 million higher.

At December 31, 2017, we had $605.0 million of variable rate debt outstanding, a $130.0 million increase as compared to December 31, 2016, not protected by interest rate hedge contracts. If the weighted average interest rate on this variable rate debt had been 100 basis points higher, the annual interest expense would increase $6.1 million. If the weighted average interest rate on this variable rate debt had been 100 basis points lower, the annual interest expense would decrease $6.1 million.

At December 31, 2017, we had $275.0 million of variable rate debt outstanding with $275.0 million of related floating-to-fixed interest rate swaps (including $50.0 million of swaps we entered into during the second quarter of 2017). These swaps effectively fix the underlying one-month LIBOR rate at a weighted average rate of 1.681%. The weighted average rate of such swaps we held at December 31, 2016 was 1.678%. If the underlying LIBOR interest rates increase or decrease by 100 basis points, the aggregate fair market value of the swaps at December 31, 2017 would increase by $4.1 million or decrease by $4.2 million, respectively.

During the second quarter of 2017, we entered into $150.0 million notional amount of forward-starting swaps that effectively lock the underlying 10-year treasury rate at 2.44% with respect to a planned issuance of debt securities by the Operating Partnership expected to occur prior to May 15, 2018. If the underlying treasury rate was to increase or decrease by 100 basis points, the aggregate fair market value of the swaps at December 31, 2017 would increase by $12.8 million or decrease by $14.2 million, respectively, due to the 10-year term of such swaps.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See page 50 for Index to Consolidated Financial Statements of Highwoods Properties, Inc. and Highwoods Realty Limited Partnership.

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

Under the supervision of the Company's CEO and CFO, we conducted an evaluation of the effectiveness of the Company's internal control over financial reporting at December 31, 2017 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have concluded that, at December 31, 2017, the Company's internal control over financial reporting was effective. Deloitte & Touche LLP, our independent registered public accounting firm, has issued their attestation report, which is included below, on the effectiveness of the Company's internal control over financial reporting at December 31, 2017.

Management's Annual Report on the Operating Partnership's Internal Control Over Financial Reporting

The Operating Partnership is also required to establish and maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Under the supervision of the Company's CEO and CFO, we conducted an evaluation of the effectiveness of the Operating Partnership's internal control over financial reporting at December 31, 2017 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have concluded that, at December 31, 2017, the Operating Partnership's internal control over financial reporting was effective. SEC rules do not require us to obtain an attestation report of Deloitte & Touche LLP on the effectiveness of the Operating Partnership's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Highwoods Properties, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Highwoods Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2017 of the Company and our report dated February 6, 2018 expressed an unqualified opinion on those financial statements and financial statement schedules.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on the Company's Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Deloitte & Touche LLP

Raleigh, North Carolina
February 6, 2018

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2017 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were also no changes in the Operating Partnership’s internal control over financial reporting during the fourth quarter of 2017 that materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about the Company’s executive officers and directors, the code of ethics that applies to the Company’s chief executive officer and senior financial officers, which is posted on our website, and certain corporate governance matters is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 9, 2018. No changes have been made to the procedures by which stockholders may recommend nominees to the Company's board of directors since the 2017 annual meeting, which was held on May 10, 2017. See Item X in Part I of this Annual Report for biographical information regarding the Company’s executive officers. The Company is the sole general partner of the Operating Partnership.

ITEM 11. EXECUTIVE COMPENSATION

Information about the compensation of the Company’s directors and executive officers is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 9, 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about the beneficial ownership of Common Stock and the Company’s equity compensation plans is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 9, 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information about certain relationships and related transactions and the independence of the Company’s directors is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 9, 2018.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information about fees paid to and services provided by our independent registered public accounting firm is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 9, 2018.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Reference is made to the Index to Consolidated Financial Statements on page 50 for a list of the Consolidated Financial Statements of Highwoods Properties, Inc. and Highwoods Realty Limited Partnership included in this report.

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

4.2		Form of 7.5% Notes due April 15, 2018 (filed as part of the Company's Current Report on Form 8-K dated April 24, 1998)
4.3		Form of 3.875% Notes due March 1, 2027 (filed as part of the Company’s Current Report on Form 8-K dated February 23, 2017)
4.4		Officers’ Certificate Establishing the Terms of the 3.875% Notes, dated February 23, 2017 (filed as part of the Company’s Current Report on Form 8-K dated February 23, 2017)
4.5		Form of 3.625% Notes due January 15, 2023 (filed as part of the Company's Current Report on Form 8-K dated December 18, 2012)
4.6		Officers' Certificate Establishing the Terms of the 3.625% Notes, dated as of December 18, 2012 (filed as part of the Company's Current Report on Form 8-K dated December 18, 2012)
4.7		Form of 3.20% Notes due June 15, 2021 (filed as part of the Company's Current Report on Form 8-K dated May 27, 2014)
4.8		Officers' Certificate Establishing the Terms of the 3.20% Notes, dated as of May 27, 2014 (filed as part of the Company's Current Report on Form 8-K dated May 27, 2014)
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

Exhibit Number		Description
10.8	*	Executive Supplemental Employment Agreement, dated as of September 29, 2014 between the Company and Mark F. Mulhern (filed as part of the Company's Current Report on Form 8-K dated October 1, 2014)
10.9	*
Amended and Restated Executive Supplemental Employment Agreement, dated as of February 12, 2013, between the Company and Jeffrey D. Miller (filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 2012)

10.10	*	Highwoods Properties, Inc. Amended and Restated Employee Stock Purchase Plan (filed as part of the Company’s Current Report on Form 8-K dated May 12, 2010)
10.11	*	Amendment No. 1 to the Amended and Restated Employee Stock Purchase Plan of the Company (filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 2010)
10.12		Amendment No. 2 to the Amended and Restated Employee Stock Purchase Plan of the Company
10.13
Fifth Amended and Restated Credit Agreement, dated as of October 18, 2017, by and among the Company, the Operating Partnership, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, National Association and PNC Bank, National Association, as Co-Syndication Agents, and the Other Lenders named therein (filed as part of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)

10.14
Amended and Restated Seven-Year Term Loan Agreement, dated as of November 12, 2013, by and among the Company, the Operating Partnership, Wells Fargo Bank, National Association, as Administrative Agent, and the Other Lenders named therein (filed as part of the Company's Current Report on Form 8-K dated November 12, 2013)

10.15		First Amendment to Amended and Restated Seven-Year Term Loan Agreement (filed as part of the Company’s Current Report on Form 8-K dated June 11, 2015)
10.16
Second Amendment to Amended and Restated Seven-Year Term Loan Agreement, dated as of October 18, 2017, by and among the Company, the Operating Partnership and Wells Fargo Bank, National Association, as Administrative Agent (filed as part of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Highwoods Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Highwoods Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 6, 2018, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Raleigh, North Carolina
February 6, 2018

We have served as the Company’s auditor since 2006.

HIGHWOODS PROPERTIES, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2017	2016
Assets:
Real estate assets, at cost:
Land	$485,956	$474,375
Buildings and tenant improvements	4,590,490	4,313,373
Development in-process	88,452	279,602
Land held for development	74,765	77,355
	5,239,663	5,144,705
Less-accumulated depreciation	(1,202,424)	(1,134,103)
Net real estate assets	4,037,239	4,010,602
Real estate and other assets, net, held for sale	14,118	—
Cash and cash equivalents	3,272	49,490
Restricted cash	85,061	29,141
Accounts receivable, net of allowance of $753 and $624, respectively	24,397	17,372
Mortgages and notes receivable, net of allowance of $72 and $105, respectively	6,425	8,833
Accrued straight-line rents receivable, net of allowance of $819 and $692, respectively	200,131	172,829
Investments in and advances to unconsolidated affiliates	23,897	18,846
Deferred leasing costs, net of accumulated amortization of $143,512 and $140,081, respectively	200,679	213,500
Prepaid expenses and other assets, net of accumulated amortization of $19,092 and $19,904, respectively	28,572	40,437
Total Assets	$4,623,791	$4,561,050
Liabilities, Noncontrolling Interests in the Operating Partnership and Equity:
Mortgages and notes payable, net	$2,014,333	$1,948,047
Accounts payable, accrued expenses and other liabilities	228,215	313,885
Total Liabilities	2,242,548	2,261,932
Commitments and contingencies
Noncontrolling interests in the Operating Partnership	144,009	144,802
Equity:
Preferred Stock, $.01 par value, 50,000,000 authorized shares;
8.625% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 28,892 and 28,920 shares issued and outstanding, respectively	28,892	28,920
Common Stock, $.01 par value, 200,000,000 authorized shares;
103,266,875 and 101,665,554 shares issued and outstanding, respectively	1,033	1,017
Additional paid-in capital	2,929,399	2,850,881
Distributions in excess of net income available for common stockholders	(747,344)	(749,412)
Accumulated other comprehensive income	7,838	4,949
Total Stockholders’ Equity	2,219,818	2,136,355
Noncontrolling interests in consolidated affiliates	17,416	17,961
Total Equity	2,237,234	2,154,316
Total Liabilities, Noncontrolling Interests in the Operating Partnership and Equity	$4,623,791	$4,561,050
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Income
(in thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Rental and other revenues	$702,737	$665,634	$604,671
Operating expenses:
Rental property and other expenses	236,888	231,085	215,941
Depreciation and amortization	227,832	220,140	201,918
Impairments of real estate assets	1,445	—	—
General and administrative	39,648	38,153	37,642
Total operating expenses	505,813	489,378	455,501
Interest expense:
Contractual	65,939	73,142	82,245
Amortization of debt issuance costs	3,166	3,506	3,645
Financing obligation	—	—	162
	69,105	76,648	86,052
Other income:
Interest and other income	2,309	2,338	1,969
Losses on debt extinguishment	(26)	—	(243)
	2,283	2,338	1,726
Income from continuing operations before disposition of investment properties and activity in unconsolidated affiliates	130,102	101,946	64,844
Gains on disposition of property	54,157	14,807	11,444
Gain on disposition of investment in unconsolidated affiliate	—	—	4,155
Equity in earnings of unconsolidated affiliates	7,404	5,793	5,078
Income from continuing operations	191,663	122,546	85,521
Discontinued operations:
Income from discontinued operations	—	4,097	15,739
Net gains on disposition of discontinued operations	—	414,496	—
	—	418,593	15,739
Net income	191,663	541,139	101,260
Net (income) attributable to noncontrolling interests in the Operating Partnership	(5,059)	(15,596)	(2,918)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(1,239)	(1,253)	(1,264)
Dividends on Preferred Stock	(2,492)	(2,501)	(2,506)
Net income available for common stockholders	$182,873	$521,789	$94,572
Earnings per Common Share – basic:
Income from continuing operations available for common stockholders	$1.78	$1.17	$0.84
Income from discontinued operations available for common stockholders	—	4.13	0.16
Net income available for common stockholders	$1.78	$5.30	$1.00
Weighted average Common Shares outstanding – basic	102,682	98,439	94,404
Earnings per Common Share – diluted:
Income from continuing operations available for common stockholders	$1.78	$1.17	$0.84
Income from discontinued operations available for common stockholders	—	4.13	0.16
Net income available for common stockholders	$1.78	$5.30	$1.00
Weighted average Common Shares outstanding – diluted	105,594	101,398	97,406
Net income available for common stockholders:
Income from continuing operations available for common stockholders	$182,873	$115,461	$79,308
Income from discontinued operations available for common stockholders	—	406,328	15,264
Net income available for common stockholders	$182,873	$521,789	$94,572
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Comprehensive income:
Net income	$191,663	$541,139	$101,260
Other comprehensive income/(loss):
Unrealized gains on tax increment financing bond	—	—	445
Unrealized gains/(losses) on cash flow hedges	1,732	5,703	(4,040)
Amortization of cash flow hedges	1,157	3,057	3,696
Total other comprehensive income	2,889	8,760	101
Total comprehensive income	194,552	549,899	101,361
Less-comprehensive (income) attributable to noncontrolling interests	(6,298)	(16,849)	(4,182)
Comprehensive income attributable to common stockholders	$188,254	$533,050	$97,179
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Equity
(in thousands, except share amounts)

	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Income/(Loss)	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2014	92,907,310	$929	$29,060	$2,464,275	$(3,912)	$18,109	$(957,370)	$1,551,091
Issuances of Common Stock, net of issuance costs and tax withholdings	3,023,710	30	—	125,507	—	—	—	125,537
Conversions of Common Units to Common Stock	37,203	—	—	1,645	—	—	—	1,645
Dividends on Common Stock	—	—	—	—	—	—	(160,337)	(160,337)
Dividends on Preferred Stock	—	—	—	—	—	—	(2,506)	(2,506)
Adjustment of noncontrolling interests in the Operating Partnership to fair value	—	—	—	(67)	—	—	—	(67)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	—	(1,398)	—	(1,398)
Issuances of restricted stock	128,951	—	—	—	—	—	—	—
Redemptions/repurchases of Preferred Stock	—	—	(10)	—	—	—	—	(10)
Share-based compensation expense, net of forfeitures	(5,242)	2	—	6,882	—	—	—	6,884
Net (income) attributable to noncontrolling interests in the Operating Partnership	—	—	—	—	—	—	(2,918)	(2,918)
Net (income) attributable to noncontrolling interests in consolidated affiliates	—	—	—	—	—	1,264	(1,264)	—
Comprehensive income:
Net income	—	—	—	—	—	—	101,260	101,260
Other comprehensive income	—	—	—	—	101	—	—	101
Total comprehensive income								101,361
Balance at December 31, 2015	96,091,932	961	29,050	2,598,242	(3,811)	17,975	(1,023,135)	1,619,282
Issuances of Common Stock, net of issuance costs and tax withholdings	5,390,710	54	—	256,326	—	—	—	256,380
Conversions of Common Units to Common Stock	61,048	—	—	3,057	—	—	—	3,057
Dividends on Common Stock	—	—	—	—	—	—	(166,861)	(166,861)
Special dividend on Common Stock	—	—	—	—	—	—	(81,205)	(81,205)
Dividends on Preferred Stock	—	—	—	—	—	—	(2,501)	(2,501)
Adjustment of noncontrolling interests in the Operating Partnership to fair value	—	—	—	(12,993)	—	—	—	(12,993)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	—	(1,267)	—	(1,267)
Issuances of restricted stock	130,752	—	—	—	—	—	—	—
Redemptions/repurchases of Preferred Stock	—	—	(130)	—	—	—	—	(130)
Share-based compensation expense, net of forfeitures	(8,888)	2	—	6,249	—	—	—	6,251
Net (income) attributable to noncontrolling interests in the Operating Partnership	—	—	—	—	—	—	(15,596)	(15,596)
Net (income) attributable to noncontrolling interests in consolidated affiliates	—	—	—	—	—	1,253	(1,253)	—
Comprehensive income:
Net income	—	—	—	—	—	—	541,139	541,139
Other comprehensive income	—	—	—	—	8,760	—	—	8,760
Total comprehensive income								549,899
Balance at December 31, 2016	101,665,554	$1,017	$28,920	$2,850,881	$4,949	$17,961	$(749,412)	$2,154,316

HIGHWOODS PROPERTIES, INC. Consolidated Statements of Equity - Continued (in thousands, except share amounts)

	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Income/(Loss)	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2016	101,665,554	$1,017	$28,920	$2,850,881	$4,949	$17,961	$(749,412)	$2,154,316
Issuances of Common Stock, net of issuance costs and tax withholdings	1,480,573	15	—	70,962	—	—	—	70,977
Conversions of Common Units to Common Stock	10,000	—	—	511	—	—	—	511
Dividends on Common Stock	—	—	—	—	—	—	(180,805)	(180,805)
Dividends on Preferred Stock	—	—	—	—	—	—	(2,492)	(2,492)
Adjustment of noncontrolling interests in the Operating Partnership to fair value	—	—	—	354	—	—	—	354
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	—	(1,784)	—	(1,784)
Issuances of restricted stock	110,748	—	—	—	—	—	—	—
Redemptions/repurchases of Preferred Stock	—	—	(28)	—	—	—	—	(28)
Share-based compensation expense, net of forfeitures	—	1	—	6,691	—	—	—	6,692
Net (income) attributable to noncontrolling interests in the Operating Partnership	—	—	—	—	—	—	(5,059)	(5,059)
Net (income) attributable to noncontrolling interests in consolidated affiliates	—	—	—	—	—	1,239	(1,239)	—
Comprehensive income:
Net income	—	—	—	—	—	—	191,663	191,663
Other comprehensive income	—	—	—	—	2,889	—	—	2,889
Total comprehensive income								194,552
Balance at December 31, 2017	103,266,875	$1,033	$28,892	$2,929,399	$7,838	$17,416	$(747,344)	$2,237,234
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Operating activities:
Net income	$191,663	$541,139	$101,260
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	227,832	220,140	215,957
Amortization of lease incentives and acquisition-related intangible assets and liabilities	(1,172)	(1,996)	86
Share-based compensation expense	6,692	6,251	6,884
Allowance for losses on accounts and accrued straight-line rents receivable	1,508	2,001	2,103
Accrued interest on mortgages and notes receivable	(509)	(502)	(357)
Amortization of debt issuance costs	3,166	3,506	3,645
Amortization of cash flow hedges	1,157	3,057	3,696
Amortization of mortgages and notes payable fair value adjustments	705	(234)	(58)
Impairments of real estate assets	1,445	—	—
Losses on debt extinguishment	26	—	243
Net gains on disposition of property	(54,157)	(429,303)	(11,444)
Gain on disposition of investment in unconsolidated affiliate	—	—	(4,155)
Equity in earnings of unconsolidated affiliates	(7,404)	(5,793)	(5,078)
Changes in financing obligation	—	—	162
Distributions of earnings from unconsolidated affiliates	5,078	4,424	4,901
Settlement of cash flow hedges	7,322	—	—
Changes in operating assets and liabilities:
Accounts receivable	(4,974)	3,401	1,415
Prepaid expenses and other assets	7,908	(4,423)	1,266
Accrued straight-line rents receivable	(32,234)	(24,245)	(22,756)
Accounts payable, accrued expenses and other liabilities	(1,520)	(11,618)	(8,891)
Net cash provided by operating activities	352,532	305,805	288,879
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	(1,840)	(110,249)	(408,634)
Investments in development in-process	(150,944)	(177,875)	(136,664)
Investments in tenant improvements and deferred leasing costs	(109,742)	(91,423)	(115,503)
Investments in building improvements	(63,780)	(80,672)	(55,881)
Net proceeds from disposition of real estate assets	129,503	684,371	26,748
Net proceeds from disposition of investment in unconsolidated affiliate	—	—	6,919
Distributions of capital from unconsolidated affiliates	11,670	2,766	10,401
Investments in mortgages and notes receivable	—	(7,934)	(1,772)
Repayments of mortgages and notes receivable	2,917	1,699	9,381
Investments in and advances to unconsolidated affiliates	(10,063)	(105)	(659)
Repayments from unconsolidated affiliates	—	448	20,800
Changes in restricted cash and other investing activities	(63,943)	(17,136)	(9,293)
Net cash provided by/(used in) investing activities	$(256,222)	$203,890	$(654,157)

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows – Continued
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Financing activities:
Dividends on Common Stock	$(180,805)	$(166,861)	$(160,337)
Special dividend on Common Stock	(81,205)	—	—
Redemptions/repurchases of Preferred Stock	(28)	(130)	(10)
Dividends on Preferred Stock	(2,492)	(2,501)	(2,506)
Distributions to noncontrolling interests in the Operating Partnership	(4,987)	(4,888)	(4,959)
Special distribution to noncontrolling interests in the Operating Partnership	(2,271)	—	—
Distributions to noncontrolling interests in consolidated affiliates	(1,784)	(1,267)	(1,398)
Proceeds from the issuance of Common Stock	76,268	264,769	131,341
Costs paid for the issuance of Common Stock	(1,283)	(3,973)	(2,040)
Repurchase of shares related to tax withholdings	(4,008)	(4,416)	(3,764)
Borrowings on revolving credit facility	780,300	287,600	476,300
Repayments of revolving credit facility	(535,300)	(586,600)	(386,300)
Borrowings on mortgages and notes payable	656,001	150,000	475,000
Repayments of mortgages and notes payable	(832,553)	(395,993)	(156,120)
Payments on financing obligation	—	—	(1,722)
Payments of debt extinguishment costs	(57)	—	—
Changes in debt issuance costs and other financing activities	(8,324)	(981)	(2,003)
Net cash provided by/(used in) financing activities	(142,528)	(465,241)	361,482
Net increase/(decrease) in cash and cash equivalents	(46,218)	44,454	(3,796)
Cash and cash equivalents at beginning of the period	49,490	5,036	8,832
Cash and cash equivalents at end of the period	$3,272	$49,490	$5,036

Supplemental disclosure of cash flow information:

	Year Ended December 31,
	2017	2016	2015
Cash paid for interest, net of amounts capitalized	$68,207	$72,847	$82,242

Supplemental disclosure of non-cash investing and financing activities:

	Year Ended December 31,
	2017	2016	2015
Unrealized gains/(losses) on cash flow hedges	$1,732	$5,703	$(4,040)
Conversions of Common Units to Common Stock	511	3,057	1,645
Changes in accrued capital expenditures	(1,912)	8,580	2,547
Write-off of fully depreciated real estate assets	59,108	39,262	48,698
Write-off of fully amortized leasing costs	40,517	25,569	37,176
Write-off of fully amortized debt issuance costs	11,724	964	1,088
Adjustment of noncontrolling interests in the Operating Partnership to fair value	(354)	12,993	67
Unrealized gains on tax increment financing bond	—	—	445
Assumption of mortgages and notes payable related to acquisition activities	—	—	19,277
Contingent consideration in connection with the acquisition of land	750	—	900
Special dividend on Common Stock declared	—	(81,205)	—
Special distribution to noncontrolling interests in the Operating Partnership declared	—	(2,271)	—
See accompanying notes to consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of the General Partner of Highwoods Realty Limited Partnership

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Highwoods Realty Limited Partnership and subsidiaries (the “Operating Partnership”) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, capital, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Operating Partnership's management. Our responsibility is to express an opinion on the Operating Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Operating Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Operating Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Operating Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Raleigh, North Carolina
February 6, 2018

We have served as the Operating Partnership’s auditor since 2006.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Balance Sheets
(in thousands, except unit and per unit data)

	December 31,
	2017	2016
Assets:
Real estate assets, at cost:
Land	$485,956	$474,375
Buildings and tenant improvements	4,590,490	4,313,373
Development in-process	88,452	279,602
Land held for development	74,765	77,355
	5,239,663	5,144,705
Less-accumulated depreciation	(1,202,424)	(1,134,103)
Net real estate assets	4,037,239	4,010,602
Real estate and other assets, net, held for sale	14,118	—
Cash and cash equivalents	3,272	49,490
Restricted cash	85,061	29,141
Accounts receivable, net of allowance of $753 and $624, respectively	24,397	17,372
Mortgages and notes receivable, net of allowance of $72 and $105, respectively	6,425	8,833
Accrued straight-line rents receivable, net of allowance of $819 and $692, respectively	200,131	172,829
Investments in and advances to unconsolidated affiliates	23,897	18,846
Deferred leasing costs, net of accumulated amortization of $143,512 and $140,081, respectively	200,679	213,500
Prepaid expenses and other assets, net of accumulated amortization of $19,092 and $19,904, respectively	28,572	40,437
Total Assets	$4,623,791	$4,561,050
Liabilities, Redeemable Operating Partnership Units and Capital:
Mortgages and notes payable, net	$2,014,333	$1,948,047
Accounts payable, accrued expenses and other liabilities	228,215	313,885
Total Liabilities	2,242,548	2,261,932
Commitments and contingencies
Redeemable Operating Partnership Units:
Common Units, 2,828,704 and 2,838,704 outstanding, respectively	144,009	144,802
Series A Preferred Units (liquidation preference $1,000 per unit), 28,892 and 28,920 units issued and outstanding, respectively	28,892	28,920
Total Redeemable Operating Partnership Units	172,901	173,722
Capital:
Common Units:
General partner Common Units, 1,056,868 and 1,040,954 outstanding, respectively	21,830	21,023
Limited partner Common Units, 101,801,198 and 100,215,791 outstanding, respectively	2,161,258	2,081,463
Accumulated other comprehensive income	7,838	4,949
Noncontrolling interests in consolidated affiliates	17,416	17,961
Total Capital	2,208,342	2,125,396
Total Liabilities, Redeemable Operating Partnership Units and Capital	$4,623,791	$4,561,050
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Income
(in thousands, except per unit amounts)

	Year Ended December 31,
	2017	2016	2015
Rental and other revenues	$702,737	$665,634	$604,671
Operating expenses:
Rental property and other expenses	236,888	231,085	215,941
Depreciation and amortization	227,832	220,140	201,918
Impairments of real estate assets	1,445	—	—
General and administrative	39,648	38,153	37,642
Total operating expenses	505,813	489,378	455,501
Interest expense:
Contractual	65,939	73,142	82,245
Amortization of debt issuance costs	3,166	3,506	3,645
Financing obligation	—	—	162
	69,105	76,648	86,052
Other income:
Interest and other income	2,309	2,338	1,969
Losses on debt extinguishment	(26)	—	(243)
	2,283	2,338	1,726
Income from continuing operations before disposition of investment properties and activity in unconsolidated affiliates	130,102	101,946	64,844
Gains on disposition of property	54,157	14,807	11,444
Gain on disposition of investment in unconsolidated affiliate	—	—	4,155
Equity in earnings of unconsolidated affiliates	7,404	5,793	5,078
Income from continuing operations	191,663	122,546	85,521
Discontinued operations:
Income from discontinued operations	—	4,097	15,739
Net gains on disposition of discontinued operations	—	414,496	—
	—	418,593	15,739
Net income	191,663	541,139	101,260
Net (income) attributable to noncontrolling interests in consolidated affiliates	(1,239)	(1,253)	(1,264)
Distributions on Preferred Units	(2,492)	(2,501)	(2,506)
Net income available for common unitholders	$187,932	$537,385	$97,490
Earnings per Common Unit – basic:
Income from continuing operations available for common unitholders	$1.79	$1.18	$0.84
Income from discontinued operations available for common unitholders	—	4.15	0.17
Net income available for common unitholders	$1.79	$5.33	$1.01
Weighted average Common Units outstanding – basic	105,106	100,902	96,910
Earnings per Common Unit – diluted:
Income from continuing operations available for common unitholders	$1.79	$1.18	$0.84
Income from discontinued operations available for common unitholders	—	4.14	0.17
Net income available for common unitholders	$1.79	$5.32	$1.01
Weighted average Common Units outstanding – diluted	105,185	100,989	96,997
Net income available for common unitholders:
Income from continuing operations available for common unitholders	$187,932	$118,792	$81,751
Income from discontinued operations available for common unitholders	—	418,593	15,739
Net income available for common unitholders	$187,932	$537,385	$97,490
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Comprehensive income:
Net income	$191,663	$541,139	$101,260
Other comprehensive income/(loss):
Unrealized gains on tax increment financing bond	—	—	445
Unrealized gains/(losses) on cash flow hedges	1,732	5,703	(4,040)
Amortization of cash flow hedges	1,157	3,057	3,696
Total other comprehensive income	2,889	8,760	101
Total comprehensive income	194,552	549,899	101,361
Less-comprehensive (income) attributable to noncontrolling interests	(1,239)	(1,253)	(1,264)
Comprehensive income attributable to common unitholders	$193,313	$548,646	$100,097
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Capital
(in thousands)

	Common Units		Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2014	$15,078	$1,492,948	$(3,912)	$18,109	$1,522,223
Issuances of Common Units, net of issuance costs and tax withholdings	1,255	124,282	—	—	125,537
Distributions on Common Units	(1,646)	(162,955)	—	—	(164,601)
Distributions on Preferred Units	(25)	(2,481)	—	—	(2,506)
Share-based compensation expense, net of forfeitures	69	6,815	—	—	6,884
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(1,398)	(1,398)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	28	2,704	—	—	2,732
Net (income) attributable to noncontrolling interests in consolidated affiliates	(13)	(1,251)	—	1,264	—
Comprehensive income:
Net income	1,013	100,247	—	—	101,260
Other comprehensive income	—	—	101	—	101
Total comprehensive income					101,361
Balance at December 31, 2015	15,759	1,560,309	(3,811)	17,975	1,590,232
Issuances of Common Units, net of issuance costs and tax withholdings	2,564	253,816	—	—	256,380
Distributions on Common Units	(1,710)	(169,344)	—	—	(171,054)
Special distribution on Common Units	(832)	(82,317)	—	—	(83,149)
Distributions on Preferred Units	(25)	(2,476)	—	—	(2,501)
Share-based compensation expense, net of forfeitures	63	6,188	—	—	6,251
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(1,267)	(1,267)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	(194)	(19,201)	—	—	(19,395)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(13)	(1,240)	—	1,253	—
Comprehensive income:
Net income	5,411	535,728	—	—	541,139
Other comprehensive income	—	—	8,760	—	8,760
Total comprehensive income					549,899
Balance at December 31, 2016	21,023	2,081,463	4,949	17,961	2,125,396
Issuances of Common Units, net of issuance costs and tax withholdings	710	70,267	—	—	70,977
Distributions on Common Units	(1,851)	(183,221)	—	—	(185,072)
Distributions on Preferred Units	(25)	(2,467)	—	—	(2,492)
Share-based compensation expense, net of forfeitures	67	6,625	—	—	6,692
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(1,784)	(1,784)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	1	72	—	—	73
Net (income) attributable to noncontrolling interests in consolidated affiliates	(12)	(1,227)	—	1,239	—
Comprehensive income:
Net income	1,917	189,746	—	—	191,663
Other comprehensive income	—	—	2,889	—	2,889
Total comprehensive income					194,552
Balance at December 31, 2017	$21,830	$2,161,258	$7,838	$17,416	$2,208,342
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Operating activities:
Net income	$191,663	$541,139	$101,260
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	227,832	220,140	215,957
Amortization of lease incentives and acquisition-related intangible assets and liabilities	(1,172)	(1,996)	86
Share-based compensation expense	6,692	6,251	6,884
Allowance for losses on accounts and accrued straight-line rents receivable	1,508	2,001	2,103
Accrued interest on mortgages and notes receivable	(509)	(502)	(357)
Amortization of debt issuance costs	3,166	3,506	3,645
Amortization of cash flow hedges	1,157	3,057	3,696
Amortization of mortgages and notes payable fair value adjustments	705	(234)	(58)
Impairments of real estate assets	1,445	—	—
Losses on debt extinguishment	26	—	243
Net gains on disposition of property	(54,157)	(429,303)	(11,444)
Gain on disposition of investment in unconsolidated affiliate	—	—	(4,155)
Equity in earnings of unconsolidated affiliates	(7,404)	(5,793)	(5,078)
Changes in financing obligation	—	—	162
Distributions of earnings from unconsolidated affiliates	5,078	4,011	4,901
Settlement of cash flow hedges	7,322	—	—
Changes in operating assets and liabilities:
Accounts receivable	(4,974)	3,401	1,415
Prepaid expenses and other assets	7,908	(4,423)	1,266
Accrued straight-line rents receivable	(32,234)	(24,245)	(22,756)
Accounts payable, accrued expenses and other liabilities	(1,520)	(11,618)	(8,805)
Net cash provided by operating activities	352,532	305,392	288,965
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	(1,840)	(110,249)	(408,634)
Investments in development in-process	(150,944)	(177,875)	(136,664)
Investments in tenant improvements and deferred leasing costs	(109,742)	(91,423)	(115,503)
Investments in building improvements	(63,780)	(80,672)	(55,881)
Net proceeds from disposition of real estate assets	129,503	684,371	26,748
Net proceeds from disposition of investment in unconsolidated affiliate	—	—	6,919
Distributions of capital from unconsolidated affiliates	11,670	3,179	10,401
Investments in mortgages and notes receivable	—	(7,934)	(1,772)
Repayments of mortgages and notes receivable	2,917	1,699	9,381
Investments in and advances to unconsolidated affiliates	(10,063)	(105)	(659)
Repayments from unconsolidated affiliates	—	448	20,800
Changes in restricted cash and other investing activities	(63,943)	(17,136)	(9,293)
Net cash provided by/(used in) investing activities	$(256,222)	$204,303	$(654,157)

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows - Continued
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Financing activities:
Distributions on Common Units	$(185,072)	$(171,054)	$(164,601)
Special distribution on Common Units	(83,149)	—	—
Redemptions/repurchases of Preferred Units	(28)	(130)	(10)
Distributions on Preferred Units	(2,492)	(2,501)	(2,506)
Distributions to noncontrolling interests in consolidated affiliates	(1,784)	(1,267)	(1,398)
Proceeds from the issuance of Common Units	76,268	264,769	131,341
Costs paid for the issuance of Common Units	(1,283)	(3,973)	(2,040)
Repurchase of units related to tax withholdings	(4,008)	(4,416)	(3,764)
Borrowings on revolving credit facility	780,300	287,600	476,300
Repayments of revolving credit facility	(535,300)	(586,600)	(386,300)
Borrowings on mortgages and notes payable	656,001	150,000	475,000
Repayments of mortgages and notes payable	(832,553)	(395,993)	(156,120)
Payments on financing obligation	—	—	(1,722)
Payments of debt extinguishment costs	(57)	—	—
Changes in debt issuance costs and other financing activities	(9,371)	(1,676)	(2,890)
Net cash provided by/(used in) financing activities	(142,528)	(465,241)	361,290
Net increase/(decrease) in cash and cash equivalents	(46,218)	44,454	(3,902)
Cash and cash equivalents at beginning of the period	49,490	5,036	8,938
Cash and cash equivalents at end of the period	$3,272	$49,490	$5,036

Supplemental disclosure of cash flow information:

	Year Ended December 31,
	2017	2016	2015
Cash paid for interest, net of amounts capitalized	$68,207	$72,847	$82,242

Supplemental disclosure of non-cash investing and financing activities:

	Year Ended December 31,
	2017	2016	2015
Unrealized gains/(losses) on cash flow hedges	$1,732	$5,703	$(4,040)
Changes in accrued capital expenditures	(1,912)	8,580	2,547
Write-off of fully depreciated real estate assets	59,108	39,262	48,698
Write-off of fully amortized leasing costs	40,517	25,569	37,176
Write-off of fully amortized debt issuance costs	11,724	964	1,088
Adjustment of Redeemable Common Units to fair value	(793)	18,373	(3,619)
Unrealized gains on tax increment financing bond	—	—	445
Assumption of mortgages and notes payable related to acquisition activities	—	—	19,277
Contingent consideration in connection with the acquisition of land	750	—	900
Special distribution on Common Units declared	—	(83,149)	—
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(tabular dollar amounts in thousands, except per share and per unit data)

1.    Description of Business and Significant Accounting Policies

Description of Business

Highwoods Properties, Inc. (the “Company”) is a fully integrated real estate investment trust (“REIT”) that provides leasing, management, development, construction and other customer-related services for its properties and for third parties. The Company conducts its activities through Highwoods Realty Limited Partnership (the “Operating Partnership”). At December 31, 2017, we owned or had an interest in 30.7 million rentable square feet of in-service properties, 1.5 million rentable square feet of properties under development and approximately 400 acres of development land.

The Company is the sole general partner of the Operating Partnership. At December 31, 2017, the Company owned all of the Preferred Units and 102.9 million, or 97.3%, of the Common Units in the Operating Partnership. Limited partners owned the remaining 2.8 million Common Units. In the event the Company issues shares of Common Stock, the net proceeds of the issuance are contributed to the Operating Partnership in exchange for additional Common Units. Generally, the Operating Partnership is obligated to redeem each Common Unit at the request of the holder thereof for cash equal to the value of one share of Common Stock based on the average of the market price for the 10 trading days immediately preceding the notice date of such redemption, provided that the Company, at its option, may elect to acquire any such Common Units presented for redemption for cash or one share of Common Stock. The Common Units owned by the Company are not redeemable. During 2017, the Company redeemed 10,000 Common Units for a like number of shares of Common Stock.

Basis of Presentation

Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The Company's Consolidated Financial Statements include the Operating Partnership, wholly owned subsidiaries and those entities in which the Company has the controlling interest. The Operating Partnership's Consolidated Financial Statements include wholly owned subsidiaries and those entities in which the Operating Partnership has the controlling interest. We consolidate joint venture investments, such as interests in partnerships and limited liability companies, when we control the major operating and financial policies of the investment through majority ownership, in our capacity as a general partner or managing member or through some other contractual right. At December 31, 2017, three properties owned through a joint venture investment were consolidated.

All intercompany transactions and accounts have been eliminated.

During 2015, as a result of our partner’s irrevocable exercise of a buy-sell provision in our SF-HIW Harborview Plaza, LP ("Harborview") joint venture agreement, our partner’s right to put its 80.0% equity interest back to us became no longer exercisable. As a result, we recorded the original contribution transaction as a partial sale. Our investment in this joint venture then qualified for the equity method of accounting, which resulted in the retrospective revision of our Consolidated Statements of Equity and Capital for prior periods.

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
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

1.    Description of Business and Significant Accounting Policies – Continued

Real Estate and Related Assets

Real estate and related assets are recorded at cost and stated at cost less accumulated depreciation. Renovations, replacements and other expenditures that improve or extend the life of assets are capitalized and depreciated over their estimated useful lives. Expenditures for ordinary maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful life of 40 years for buildings and depreciable land infrastructure costs, 15 years for building improvements and five to seven years for furniture, fixtures and equipment. Tenant improvements are amortized using the straight-line method over initial fixed terms of the respective leases, which generally are from three to 10 years. Depreciation expense for real estate assets was $184.4 million, $173.1 million and $168.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

1.    Description of Business and Significant Accounting Policies – Continued

Concentration of Credit Risk

At December 31, 2017, properties that we wholly own were leased to 1,792 customers. The geographic locations that comprise greater than 10.0% of our rental and other revenues are Raleigh, Atlanta, Tampa and Nashville. Our customers engage in a wide variety of businesses. No single customer generated more than 6% of our consolidated revenues during 2017.

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

Earnings Per Share and Per Unit

Basic earnings per share of the Company is computed by dividing net income available for common stockholders by the weighted Common Shares outstanding - basic. Diluted earnings per share is computed by dividing net income available to common stockholders (inclusive of noncontrolling interests in the Operating Partnership) by the weighted Common Shares outstanding - basic plus the dilutive effect of options, warrants and convertible securities outstanding, including Common Units, using the treasury stock method. Weighted Common Shares outstanding - basic includes all unvested restricted stock where dividends received on such restricted stock are non-forfeitable.

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
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

1.    Description of Business and Significant Accounting Policies – Continued

Recently Issued Accounting Standards

The Financial Accounting Standards Board ("FASB") issued an accounting standards update ("ASU") that requires the use of a new five-step model to recognize revenue from customer contracts. The five-step model requires that we identify the contract with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when we satisfy the performance obligations. We will also be required to disclose information regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Upon adoption of the ASU in 2018, we expect to utilize the modified retrospective approach which requires a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. We have analyzed the impact of the guidance on our Consolidated Financial Statements, including our internal control processes, and have an active project team continuing to refine our evaluation and finalize our implementation plan with particular emphasis on development of the new required disclosures. Our analysis of our non-lease related revenue contracts, which include primarily real estate sales, management, development and construction fee income and transient parking income, indicates that the adoption of this ASU will require additional financial statement disclosure related to these contracts but will have no material cumulative-effect adjustment or impact on the timing of revenue recognition. There could be additional impact of this ASU upon adoption of the ASU related to accounting for leases discussed below for certain lease revenue streams that may be required to be evaluated as non-lease components using the five-step revenue recognition model.

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

The FASB issued an ASU which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. We are continuing to conduct our analysis of the impact of the guidance on our Consolidated Financial Statements and have an active project team working on the evaluation and implementation of the guidance. We continue to monitor FASB activity with respect to possible amendments to this ASU, particularly the Board’s recent vote to provide an optional practical expedient to lessors that would remove the requirement for lessors to separate lease and non-lease components when the pattern of recognition of those components are the same and, when combined as a single unit, those would be classified as operating leases. Should such amendment be finalized, we expect to elect the practical expedient. Regardless, we currently believe that the adoption of the ASU will not significantly change the accounting for operating leases on our Consolidated Balance Sheets where we are the lessor, and that such leases will be accounted for in a similar method to existing standards with the underlying leased asset being reported and recognized as a real estate asset. In addition, the guidance requires lessors to capitalize and amortize only incremental direct leasing costs. As a result, we expect that upon the adoption of the ASU, we will no longer be able to capitalize and amortize certain leasing related costs and instead will expense these costs as incurred. We are in the process of evaluating the impact to our results of operations of expensing such costs. The ASU is required to be adopted in 2019 using a modified retrospective approach which requires a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Our initial analysis of our leases also indicates that upon adoption of the ASU, certain lease revenue streams that are currently accounted for using the lease accounting standard may be accounted for as non-lease components using the five-step revenue recognition model discussed above. Leases where we are the lessee include primarily our operating ground leases which are not material to our Consolidated Financial Statements. We will continue to refine our evaluation and finalize our implementation plan throughout 2018.

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

2.    Real Estate Assets

Acquisitions

During 2017, we acquired fee simple title to land in Raleigh that was previously subject to a ground lease for a purchase price, including capitalized acquisition costs and contingent consideration, of $2.6 million.

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

Dispositions

During 2017, we sold a total of 15 buildings and land for an aggregate sale price of $135.6 million (before closing credits to buyer of $3.7 million) and recorded aggregate gains on disposition of property of $54.2 million.

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

Impairments

During 2017, we recorded aggregate impairments of real estate assets of $1.4 million, which resulted from a change in market-based inputs and our assumptions about the use of the assets.

3.    Mortgages and Notes Receivable

Mortgages and notes receivable were $6.4 million and $8.8 million at December 31, 2017 and 2016, respectively. We evaluate the ability to collect our mortgages and notes receivable by monitoring the leasing statistics and/or market fundamentals of these assets. As of December 31, 2017, our mortgages and notes receivable were not in default and there were no other indicators of impairment.

4.    Investments in and Advances to Affiliates

Unconsolidated Affiliates

We have equity interests of up to 50.0% in various joint ventures with unrelated third parties that are accounted for using the equity method of accounting because we have the ability to exercise significant influence over the operating and financial policies of the joint venture investment. The difference between the cost of these investments and the net book value of the underlying net assets was $0.7 million and $(1.2) million at December 31, 2017 and 2016, respectively.

The following table sets forth our ownership in unconsolidated affiliates at December 31, 2017:

Joint Venture	Location	Ownership Interest
Plaza Colonnade, Tenant-in-Common	Kansas City	50.0%
Kessinger/Hunter & Company, LC	Kansas City	26.5%
Highwoods DLF Forum, LLC	Raleigh	25.0%
Highwoods DLF 98/29, LLC	Orlando	22.8%

We receive development, management and leasing fees for services provided to certain of our joint ventures. These fees are recognized in income to the extent of our respective joint venture partner's interest. During the years ended December 31, 2017, 2016 and 2015, we recognized $1.4 million, $0.8 million and $1.4 million, respectively, of development/construction, management and leasing fees from our unconsolidated joint ventures. At both December 31, 2017 and 2016, we had receivables of $0.1 million related to these fees in accounts receivable.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

4.    Investments in and Advances to Affiliates - Continued

Consolidated Affiliates

The following summarizes our consolidated affiliates:

- Highwoods-Markel Associates, LLC (“Markel”)

We have a 50.0% ownership interest in Markel. We are the manager and leasing agent for Markel's properties, which are located in Richmond in exchange for customary management and leasing fees. We consolidate Markel since we are the managing member and control the major operating and financial policies of the entity. As controlling member, we have an obligation to cause this property-owning entity to distribute proceeds of liquidation to the noncontrolling interest member in these partially owned properties only if the net proceeds received by the entity from the sale of any of Markel's assets warrant a distribution as determined by the agreement governing the joint venture. We estimate the value of such noncontrolling interest distributions would have been $26.1 million had the entity been liquidated at December 31, 2017. This estimated settlement value is based on the fair value of the underlying properties which is based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for customers, changes in market rental rates and costs to operate each property. If the entity's underlying assets are worth less than the underlying liabilities on the date of such liquidation, we would have no obligation to remit any consideration to the noncontrolling interest holder.

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

5.    Intangible Assets and Below Market Lease Liabilities

The following table sets forth total intangible assets and acquisition-related below market lease liabilities, net of accumulated amortization:

	December 31,
	2017	2016
Assets:
Deferred leasing costs (including lease incentives and above market lease and in-place lease acquisition-related intangible assets)	$344,191	$353,581
Less accumulated amortization	(143,512)	(140,081)
	$200,679	$213,500

Liabilities (in accounts payable, accrued expenses and other liabilities):
Acquisition-related below market lease liabilities	$59,947	$61,221
Less accumulated amortization	(28,214)	(23,074)
	$31,733	$38,147

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

5.    Intangible Assets and Below Market Lease Liabilities - Continued

The following table sets forth amortization of intangible assets and below market lease liabilities:

	Year Ended December 31,
	2017	2016	2015
Amortization of deferred leasing costs and acquisition-related intangible assets (in depreciation and amortization)	$41,187	$44,968	$43,332
Amortization of lease incentives (in rental and other revenues)	$1,765	$1,779	$1,493
Amortization of acquisition-related intangible assets (in rental and other revenues)	$2,921	$3,851	$5,062
Amortization of acquisition-related intangible assets (in rental property and other expenses)	$557	$557	$557
Amortization of acquisition-related below market lease liabilities (in rental and other revenues)	$(6,415)	$(8,183)	$(7,065)
The following table sets forth scheduled future amortization of intangible assets and below market lease liabilities:

Years Ending December 31,	Amortization of Deferred Leasing Costs and Acquisition-Related Intangible Assets (in Depreciation and Amortization)	Amortization of Lease Incentives (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental Property and Other Expenses)	Amortization of Acquisition-Related Below Market Lease Liabilities (in Rental and Other Revenues)
2018	$36,566	$1,586	$1,659	$553	$(5,911)
2019	31,032	1,434	1,275	553	(5,454)
2020	26,614	1,171	959	518	(5,193)
2021	22,262	948	632	—	(4,383)
2022	18,098	734	462	—	(3,269)
Thereafter	48,182	4,033	1,408	—	(7,523)
	$182,754	$9,906	$6,395	$1,624	$(31,733)
Weighted average remaining amortization periods as of December 31, 2017 (in years)	7.6	9.9	6.5	3.0	6.6

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

6.    Mortgages and Notes Payable

Our mortgages and notes payable consist of the following:

	December 31,
	2017	2016
Secured indebtedness: (1)
5.10% (4.22% effective rate) mortgage loan due 2017 (2)	$—	$109,138
6.11% (5.36% effective rate) mortgage loan due 2017 (2)	—	19,066
4.00% mortgage loan due 2029	98,981	—
	98,981	128,204
Unsecured indebtedness:
5.85% (5.88% effective rate) notes due 2017 (2)	—	379,661
7.50% notes due 2018	200,000	200,000
3.20% (3.363% effective rate) notes due 2021 (3)	298,504	298,072
3.625% (3.752% effective rate) notes due 2023 (4)	248,675	248,412
3.875% (4.038% effective rate) notes due 2027 (5)	296,334	—
Variable rate term loan due 2018 (6)	10,000	—
Variable rate term loan due 2020 (7)	225,000	350,000
Variable rate term loan due 2022 (8)	200,000	150,000
Variable rate term loan due 2022 (9)	200,000	200,000
Revolving credit facility due 2022 (10)	245,000	—
	1,923,513	1,826,145
Less-unamortized debt issuance costs	(8,161)	(6,302)
Total mortgages and notes payable, net	$2,014,333	$1,948,047
__________

(1)
Our secured mortgage loans were collateralized by real estate assets with an aggregate undepreciated book value of $147.6 million at December 31, 2017. Our fixed rate mortgage loans generally are either locked out to prepayment for all or a portion of their term or are prepayable subject to certain conditions including prepayment penalties.

(2)	This debt was repaid in 2017.

(3)	Net of unamortized original issuance discount of $1.5 million and $1.9 million as of December 31, 2017 and 2016, respectively.

(4)	Net of unamortized original issuance discount of $1.3 million and $1.6 million as of December 31, 2017 and 2016, respectively.

(5)	Net of unamortized original issuance discount of $3.7 million as of December 31, 2017.

(6)	The interest rate was 2.46% at December 31, 2017.

(7)
As more fully described in Note 7, we entered into floating-to-fixed interest rate swaps that effectively fix LIBOR for $225.0 million of this loan. Accordingly, the equivalent fixed rate of this amount is 2.78%.

(8)
As more fully described in Note 7, we entered into floating-to-fixed interest rate swaps that effectively fix LIBOR for $50.0 million of this loan. Accordingly, the equivalent fixed rate of this amount is 2.79%. The interest rate on the remaining $150.0 million was 2.47% at December 31, 2017.

(9)	The interest rate was 2.60% at December 31, 2017.

(10)	The interest rate was 2.48% at December 31, 2017.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

6.    Mortgages and Notes Payable - Continued

The following table sets forth scheduled future principal payments, including amortization, due on our mortgages and notes payable at December 31, 2017:

Years Ending December 31,	Principal Amount
2018	$210,708
2019	781
2020	225,857
2021	301,170
2022	646,452
Thereafter	637,526
Less-unamortized debt issuance costs	(8,161)
$2,014,333

During 2017, we entered into a new $600.0 million unsecured revolving credit facility, which replaced our previously existing $475.0 million revolving credit facility, and includes an accordion feature that allows for an additional $400.0 million of borrowing capacity subject to additional lender commitments. Our new revolving credit facility is scheduled to mature in January 2022. Assuming no defaults have occurred, we have an option to extend the maturity for two additional six-month periods. The interest rate on the new facility at our current credit ratings is LIBOR plus 100 basis points and the annual facility fee is 20 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody's Investors Service or Standard & Poor’s Ratings Services. The financial and other covenants under the new facility are similar to our previous credit facility. We incurred $3.5 million of debt issuance costs, which will be amortized along with certain existing unamortized debt issuance costs over the remaining term of our new revolving credit facility. We recorded $0.1 million of loss on debt extinguishment. There was $245.0 million and $254.5 million outstanding under our new revolving credit facility at December 31, 2017 and January 26, 2018, respectively. At both December 31, 2017 and January 26, 2018, we had $0.5 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at December 31, 2017 and January 26, 2018 was $354.5 million and $345.0 million, respectively.

During 2017, we prepaid without penalty a secured mortgage loan with a fair market value of $108.2 million with an effective interest rate of 4.22%. We recorded $0.4 million of gain on debt extinguishment related to this prepayment. Real estate assets having a gross book value of approximately $242 million became unencumbered in connection with the payoff of this secured loan. We also paid down $1.6 million of secured loan balances through principal amortization during 2017.

During 2017, we modified our $200.0 million, five-year unsecured bank term loan, which was originally scheduled to mature in January 2019. The modified term loan is now scheduled to mature in November 2022 and the interest rate, based on current credit ratings, was reduced from LIBOR plus 120 basis points to LIBOR plus 110 basis points. We incurred $1.1 million of debt issuance costs, which will be amortized along with certain existing unamortized debt issuance costs over the remaining term of the modified loan. We recorded $0.4 million of loss on debt extinguishment.

During 2017, we obtained a $100.0 million secured mortgage loan from a third party lender with an effective interest rate of 4.0%. This loan is scheduled to mature in May 2029. We incurred $0.8 million of debt issuance costs in connection with this loan, which will be amortized over the term of the loan.

During 2017, the Operating Partnership issued $300.0 million aggregate principal amount of 3.875% notes due 2027, less original issuance discount of $4.0 million. These notes were priced to yield 4.038%. Underwriting fees and other expenses were incurred that aggregated $2.5 million; these costs were deferred and will be amortized over the term of the notes.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

6.    Mortgages and Notes Payable - Continued

During 2017, we paid off at maturity $379.7 million principal amount of 5.85% unsecured notes.

During 2016, we prepaid without penalty the remaining $43.6 million balance on a secured mortgage loan with an effective interest rate of 7.5% that was originally scheduled to mature in August 2016.

During 2016, we borrowed an aggregate of $150.0 million under an unsecured bank term loan that is originally scheduled to mature in January 2022. The interest rate on the term loan at our current credit ratings is LIBOR plus 110 basis points. During 2017, we amended our $150.0 million unsecured bank term loan by increasing the borrowed amount to $200.0 million. We incurred $0.3 million of debt issuance costs in connection with this amendment, which will be amortized along with existing unamortized debt issuance costs over the remaining term.

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

During 2015, we amended our $225.0 million, seven-year unsecured bank term loan, which was scheduled to mature in January 2019. We increased the borrowed amount to $350.0 million. The amended term loan is scheduled to mature in June 2020 and the interest rate, based on our current credit ratings, was reduced from LIBOR plus 175 basis points to LIBOR plus 110 basis points. We incurred $1.3 million of debt issuance costs in connection with this amendment, which will be amortized along with existing unamortized debt issuance costs over the remaining term of the new loan. During 2017, we prepaid without penalty $125.0 million on this $350.0 million unsecured bank term loan. We recorded $0.4 million of loss on debt extinguishment related to this prepayment.

During 2015, we acquired our joint venture partner’s 77.2% interest in a building in Orlando. Simultaneously with this acquisition, the joint venture's previously existing mortgage note was restructured into a new $18.0 million first mortgage note and a $10.2 million subordinated note, both of which were scheduled to mature in July 2017. The first mortgage and subordinated notes had effective interest rates of 5.36% and 8.6%, respectively. The subordinated note and accrued interest thereon can be satisfied, in certain circumstances, upon payment of a "waterfall payment" equal to a cash payment of 50.0% of the amount by which the net sale proceeds or appraised value at the time of refinancing exceeded (1) the outstanding principal of the first mortgage note, (2) funds deposited by us into escrow to fund tenant improvements, leasing commissions and building improvements and (3) a 10.0% return on such funds deposited by us into escrow. As of the date of such restructuring, the subordinated note was recorded at a projected waterfall payment of $1.0 million. During 2017, both notes were retired upon payment of the $18.0 million principal balance on the first mortgage note and a $0.5 million waterfall payment relating to the subordinated note, which resulted in $0.4 million of gain on debt extinguishment. Real estate assets having a gross book value of approximately $17 million became unencumbered in connection with the payoff of this secured loan.

We are currently in compliance with financial covenants with respect to our consolidated debt.

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
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

6.    Mortgages and Notes Payable - Continued

The Operating Partnership has $200.0 million carrying amount of 2018 notes outstanding, $298.5 million carrying amount of 2021 notes outstanding, $248.7 million carrying amount of 2023 notes outstanding and $296.3 million carrying amount of 2027 notes outstanding. The indenture that governs these outstanding notes requires us to comply with customary operating covenants and various financial ratios. The trustee or the holders of at least 25.0% in principal amount of any series of notes can accelerate the principal amount of such series upon written notice of a default that remains uncured after 60 days.

We have considered our short-term liquidity needs and the adequacy of our estimated cash flows from operating activities and other available financing sources to meet these needs. We intend to meet these short-term liquidity requirements through a combination of the following:

•	available cash and cash equivalents;

•	cash flows from operating activities;

•	issuance of debt securities by the Operating Partnership (some of which debt securities may be hedged to a fixed interest rate pursuant to the forward-starting swaps referred to in Note 7);

•	issuance of secured debt;

•	bank term loans;

•	borrowings under our revolving credit facility;

•	issuance of equity securities by the Company or the Operating Partnership; and

•	the disposition of non-core assets.

Capitalized Interest

Total interest capitalized to development and significant building and tenant improvement projects was $8.8 million, $8.2 million and $6.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

7.	Derivative Financial Instruments

During 2017, we entered into $150.0 million notional amount of forward-starting swaps that effectively lock the underlying 10-year treasury rate at 2.44% with respect to a planned issuance of debt securities by the Operating Partnership expected to occur prior to May 15, 2018.

During 2017, we also entered into floating-to-fixed interest rate swaps through January 2022 with respect to an aggregate of $50.0 million LIBOR-based borrowings. These swaps effectively fix the underlying one-month LIBOR rate at a weighted average rate of 1.693%.

During 2016, we entered into $150.0 million notional amount of forward-starting swaps that effectively locked the underlying 10-year treasury rate at 1.90% with respect to a planned issuance of debt securities by the Operating Partnership. Upon issuance of the $300.0 million aggregate principal amount of 3.875% notes due 2027 during 2017, we terminated the forward-starting swaps resulting in an unrealized gain of $7.3 million in accumulated other comprehensive income.

We also have floating-to-fixed interest rate swaps through January 2019 with respect to an aggregate of $225.0 million LIBOR-based borrowings. These swaps effectively fix the underlying one-month LIBOR rate at a weighted average rate of 1.678%.

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

Our interest rate swaps have been designated as and are being accounted for as cash flow hedges with changes in fair value recorded in other comprehensive income/(loss) each reporting period. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on our cash flow hedges during the years ended December 31, 2017 and 2016. We have no collateral requirements related to our interest rate swaps.

Amounts reported in accumulated other comprehensive income/(loss) related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate debt. During 2018, we estimate that $0.9 million will be reclassified as a net decrease to interest expense.

The following table sets forth the gross fair value of our derivatives:

	December 31,
	2017	2016
Derivatives:
Derivatives designated as cash flow hedges in prepaid expenses and other assets:
Interest rate swaps	$1,286	$7,619
Derivatives designated as cash flow hedges in accounts payable, accrued expenses and other liabilities:
Interest rate swaps	$—	$1,870

The following table sets forth the effect of our cash flow hedges on accumulated other comprehensive income/(loss) and interest expense:

	Year Ended December 31,
	2017	2016	2015
Derivatives Designated as Cash Flow Hedges:
Amount of unrealized gains/(losses) recognized in accumulated other comprehensive income/(loss) on derivatives (effective portion):
Interest rate swaps	$1,732	$5,703	$(4,040)
Amount of net losses reclassified out of accumulated other comprehensive income/(loss) into contractual interest expense (effective portion):
Interest rate swaps	$1,157	$3,057	$3,696

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

8.	Commitments and Contingencies

Operating Ground Leases

Certain of our properties are subject to operating ground leases. Rental payments on these leases are adjusted periodically based on either the consumer price index or on a pre-determined schedule. Total rental property expense recorded for operating ground leases was $2.5 million, $2.9 million and $3.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The following table sets forth our scheduled obligations for future minimum payments on operating ground leases at December 31, 2017:

Years Ending December 31,	Minimum Payments
2018	$2,099
2019	2,136
2020	2,175
2021	2,215
2022	2,257
Thereafter	88,532
$99,414

Lease and Contractual Commitments

We have $343.8 million of lease and contractual commitments at December 31, 2017. Lease and contractual commitments represent commitments under signed leases and contracts for operating properties (excluding tenant-funded tenant improvements) and contracts for development/redevelopment projects, of which $67.5 million was recorded on our Consolidated Balance Sheets at December 31, 2017.

Contingent Consideration

We had $5.0 million and $4.2 million at December 31, 2017 and 2016, respectively, of contingent consideration related to certain parcels of acquired development land in Raleigh, Atlanta and Nashville. The contingent consideration for each is payable in cash to a third party if and to the extent future development milestones as outlined in the purchase agreements are met.

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

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

9.	Noncontrolling Interests

Noncontrolling Interests in Consolidated Affiliates

At December 31, 2017, our noncontrolling interests in consolidated affiliates relate to our joint venture partner's 50.0% interest in office properties in Richmond. Our joint venture partner is an unrelated third party.

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

The following table sets forth the Company's noncontrolling interests in the Operating Partnership:

	Year Ended December 31,
	2017	2016
Beginning noncontrolling interests in the Operating Partnership	$144,802	$126,429
Adjustment of noncontrolling interests in the Operating Partnership to fair value	(354)	12,993
Conversions of Common Units to Common Stock	(511)	(3,057)
Net income attributable to noncontrolling interests in the Operating Partnership	5,059	15,596
Distributions to noncontrolling interests in the Operating Partnership	(4,987)	(7,159)
Total noncontrolling interests in the Operating Partnership	$144,009	$144,802

The following table sets forth net income available for common stockholders and transfers from the Company's noncontrolling interests in the Operating Partnership:

	Year Ended December 31,
	2017	2016	2015
Net income available for common stockholders	$182,873	$521,789	$94,572
Increase in additional paid in capital from conversions of Common Units to Common Stock	511	3,057	1,645
Change from net income available for common stockholders and transfers from noncontrolling interests	$183,384	$524,846	$96,217

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

Our Level 3 assets included (1) any real estate assets recorded at fair value on a non-recurring basis as a result of our quarterly impairment analysis, which were valued using the terms of definitive sales contracts or the sales comparison approach, and (2) our tax increment financing bond, which was not routinely traded but whose fair value was determined by the income approach utilizing contractual cash flows and market-based interest rates to estimate the projected redemption value based on quoted bid/ask prices for similar unrated municipal bonds. Our tax increment financing bond was assigned in conjunction with a sale during 2016. The estimated fair value at the date of sale of $11.2 million was equal to the outstanding principal amount due on the bond.

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

		Level 1	Level 2
	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs
Fair Value at December 31, 2017:
Assets:
Mortgages and notes receivable, at fair value (1)	$6,425	$—	$6,425
Interest rate swaps (in prepaid expenses and other assets)	1,286	—	1,286
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	2,388	2,388	—
Total Assets	$10,099	$2,388	$7,711
Noncontrolling Interests in the Operating Partnership	$144,009	$144,009	$—
Liabilities:
Mortgages and notes payable, net, at fair value (1)	$2,015,689	$—	$2,015,689
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	2,388	2,388	—
Total Liabilities	$2,018,077	$2,388	$2,015,689

Fair Value at December 31, 2016:
Assets:
Mortgages and notes receivable, at fair value (1)	$8,833	$—	$8,833
Interest rate swaps (in prepaid expenses and other assets)	7,619	—	7,619
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	2,451	2,451	—
Total Assets	$18,903	$2,451	$16,452
Noncontrolling Interests in the Operating Partnership	$144,802	$144,802	$—
Liabilities:
Mortgages and notes payable, net, at fair value (1)	$1,965,611	$—	$1,965,611
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	1,870	—	1,870
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	2,451	2,451	—
Total Liabilities	$1,969,932	$2,451	$1,967,481
__________
(1)    Amounts recorded at historical cost on our Consolidated Balance Sheets at December 31, 2017 and 2016.

The impaired real estate assets that were measured in the third quarter of 2017 at a fair value of $5.9 million and deemed to be Level 3 assets were valued based primarily on market-based inputs and our assumptions about the use of the assets, as observable inputs were not available. In the absence of observable inputs, we estimate the fair value of real estate using unobservable local and national industry market data such as comparable sales, sales contracts and appraisals to assist us in our estimation of fair value. Significant increases or decreases in any valuation inputs in isolation would result in a significantly lower or higher fair value measurement.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

11.	Equity

Common Stock Issuances

During 2017 and 2016, the Company issued 1,363,919 and 5,078,940 shares, respectively, of Common Stock in public offerings and received net proceeds of $68.3 million and $246.2 million, respectively. At December 31, 2017, the Company had 96.7 million remaining shares of Common Stock authorized to be issued under its charter.

Common Stock Dividends

Dividends of the Company declared per share of Common Stock aggregated $1.76, $2.50 and $1.70 for the years ended December 31, 2017, 2016 and 2015, respectively. Dividends declared in 2016 included a special cash dividend of $0.80 per share declared in the quarter ended December 31, 2016 and paid January 10, 2017. The principal purpose of the special dividend was to distribute taxable capital gains associated with the sales of the Plaza assets in 2016.

The following table sets forth the Company's estimated taxability to the common stockholders of dividends per share for federal income tax purposes:

	Year Ended December 31,
	2017 (1)	2016 (1)	2015
Ordinary income	$1.50	$1.15	$1.50
Capital gains	0.32	1.29	0.13
Return of capital	—	—	0.07
Total	$1.82	$2.44	$1.70
__________

(1)	During 2016, cash dividends declared on Common Stock totaled $2.50 per share, of which approximately $0.06 was recognized as a 2017 distribution for federal income tax purposes.

The Company's tax returns have not been examined by the Internal Revenue Service (“IRS”) and, therefore, the taxability of dividends is subject to change.

Preferred Stock

The following table sets forth the Company's Preferred Stock:

	Issue Date	Number of Shares Outstanding	Carrying Value	Liquidation Preference Per Share	Optional Redemption Date	Annual Dividends Payable Per Share
		(in thousands)
December 31, 2017
8.625% Series A Cumulative Redeemable	2/12/1997	29	$28,892	$1,000	2/12/2027	$86.25
December 31, 2016
8.625% Series A Cumulative Redeemable	2/12/1997	29	$28,920	$1,000	2/12/2027	$86.25

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

11.	Equity - Continued

The following table sets forth the Company's estimated taxability to the preferred stockholders of dividends per share for federal income tax purposes:

	Year Ended December 31,
	2017	2016	2015
8.625% Series A Cumulative Redeemable:
Ordinary income	$71.00	$40.65	$79.23
Capital gains	15.25	45.60	7.02
Total	$86.25	$86.25	$86.25

The Company's tax returns have not been examined by the IRS and, therefore, the taxability of dividends is subject to change.

Warrants

At December 31, 2017 and 2016, we had 15,000 warrants outstanding with an exercise price of $32.50 per share. Upon exercise of a warrant, the Company will contribute the exercise price to the Operating Partnership in exchange for Common Units. Therefore, the Operating Partnership accounts for such warrants as if issued by the Operating Partnership. These warrants have no expiration date.

Common Unit Distributions

Distributions of the Operating Partnership declared per Common Unit aggregated $1.76, $2.50 and $1.70 for the years ended December 31, 2017, 2016 and 2015, respectively. Distributions declared in 2016 included a special cash distribution of $0.80 per unit declared in the quarter ended December 31, 2016 and paid January 10, 2017. The principal purpose of the special distribution was to distribute taxable capital gains associated with the sales of the Plaza assets in 2016.

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

Preferred Units

The following table sets forth the Operating Partnership's Preferred Units:

	Issue Date	Number of Units Outstanding	Carrying Value	Liquidation Preference Per Unit	Optional Redemption Date	Annual Distributions Payable Per Unit
		(in thousands)
December 31, 2017
8.625% Series A Cumulative Redeemable	2/12/1997	29	$28,892	$1,000	2/12/2027	$86.25
December 31, 2016
8.625% Series A Cumulative Redeemable	2/12/1997	29	$28,920	$1,000	2/12/2027	$86.25

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

12.	Employee Benefit Plans

Officer, Management and Director Compensation Programs

Officers of the Company participate in an annual non-equity incentive program pursuant to which they are eligible to earn cash payments based on a percentage of their annual base salary in effect for December of the applicable year. Under this component of our executive compensation program, officers are eligible to earn additional cash compensation to the extent specific performance-based metrics are achieved during the most recently completed year. The position held by each officer has a target annual incentive percentage that ranges from 35% to 135% of base salary. The more senior the position, the greater the portion of compensation that varies with performance.

The percentage amount an officer may earn under the annual non-equity incentive plan is the product of the target annual incentive percentage times an “actual performance factor,” which can range from zero to 200%. The actual performance factor depends upon the relationship between actual performance in specific areas at each of our divisions and predetermined goals. For corporate officers, the actual performance factor is based on the goals and criteria applied to the Company’s performance as a whole. For officers who oversee our divisions, the actual performance factor is based on the goals and criteria applied partly to that division’s performance and partly to the Company’s performance overall. Amounts under our annual non-equity incentive plan are accrued and expensed in the year earned, but are typically paid early in the following year.

Certain other employees participate in a similar annual non-equity incentive program. Incentive eligibility ranges from 6% to 30% of annual base salary. The actual incentive payment is determined by a mix of the Company's overall performance, the performance of any applicable division and the individual’s performance during each year. These amounts are also accrued and expensed in the year earned, but are typically paid early in the following year.

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

	December 31,
	2017	2016
Outstanding stock options and warrants	655,822	602,115
Possible future issuance under equity incentive plans	2,404,131	2,718,296
	3,059,953	3,320,411

Of the possible future issuance under the Company' long-term equity incentive plans at December 31, 2017, no more than an additional 0.8 million shares can be in the form of restricted stock.

During the years ended December 31, 2017, 2016 and 2015, we recognized $6.7 million, $6.3 million and $6.9 million, respectively, of share-based compensation expense. Because REITs generally do not pay income taxes, we do not realize tax benefits on share-based payments. At December 31, 2017, there was $5.2 million of total unrecognized share-based compensation costs, which will be recognized over a weighted average remaining contractual term of 2.2 years.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

12.	Employee Benefit Plans - Continued

- Stock Options

Stock options issued after 2013 vest ratably on an annual basis over four years and expire after 10 years. Stock options issued from 2011 through 2013 vest ratably on an annual basis over four years and expire after seven years. All stock options have an exercise price equal to the last reported stock price of our Common Stock on the New York Stock Exchange on the last trading day prior to grant. The value of all options as of the date of grant is calculated using the Black-Scholes option-pricing model and is amortized over the respective vesting period or the service period, if shorter, for employees who are or will become eligible under the Company's retirement plan. The weighted average fair values of options granted during 2017, 2016 and 2015 were $6.72, $4.61 and $6.19, respectively, per option. The fair values of the options granted were determined at the grant dates using the following assumptions:

	2017	2016	2015
Risk free interest rate (1)	2.0%	1.4%	1.7%
Common stock dividend yield (2)	3.4%	3.9%	3.7%
Expected volatility (3)	19.5%	19.7%	22.4%
Average expected option life (years) (4)	5.75	5.75	5.75
__________

(1)	Represents the interest rate as of the grant date on US treasury bonds having the same life as the estimated life of the option grants.

(2)	The dividend yield is calculated utilizing the then current regular dividend rate for a one-year period and the per share price of Common Stock on the date of grant.

(3)	Based on the historical volatility of Common Stock over a period relevant to the related stock option grant.

(4)	The average expected option life is based on an analysis of the Company's historical data.

The following table sets forth stock option activity:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price
Stock options outstanding at December 31, 2014	577,321	$34.92
Granted	197,408	45.61
Canceled	(3,829)	40.21
Exercised	(83,672)	34.89
Stock options outstanding at December 31, 2015	687,228	37.97
Granted	244,664	43.55
Canceled	(14,743)	42.64
Exercised	(330,034)	34.26
Stock options outstanding at December 31, 2016	587,115	42.26
Granted	168,748	52.49
Exercised	(115,041)	40.41
Stock options outstanding at December 31, 2017 (1) (2)	640,822	$45.29
__________

(1)	The outstanding options at December 31, 2017 had a weighted average remaining life of 7.7 years.

(2)
The Company had 152,745 options exercisable at December 31, 2017 with a weighted average exercise price of $41.39, weighted average remaining life of 6.4 years and intrinsic value of $1.5 million. Of these exercisable options, there were no exercise prices higher than the market price of our Common Stock at December 31, 2017.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

12.	Employee Benefit Plans - Continued

Cash received or receivable from options exercised was $5.2 million, $13.4 million and $3.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. The total intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015 was $1.3 million, $4.8 million and $0.9 million, respectively. The total intrinsic value of options outstanding at December 31, 2017, 2016 and 2015 was $3.9 million, $5.1 million and $4.3 million, respectively. The Company generally does not permit the net cash settlement of exercised stock options, but does permit net share settlement so long as the shares received are held for at least a year. The Company has a practice of issuing new shares to satisfy stock option exercises.

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

The following table sets forth time-based restricted stock activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted shares outstanding at December 31, 2014	222,068	$35.97
Awarded and issued (1)	71,994	45.91
Vested (2)	(85,809)	35.14
Forfeited	(3,533)	39.94
Restricted shares outstanding at December 31, 2015	204,720	39.74
Awarded and issued (1)	72,698	43.59
Vested (2)	(84,212)	37.76
Forfeited	(4,225)	41.96
Restricted shares outstanding at December 31, 2016	188,981	42.06
Awarded and issued (1)	61,404	52.49
Vested (2)	(78,139)	40.55
Restricted shares outstanding at December 31, 2017	172,246	$46.46
__________

(1)
The weighted average fair value at grant date of time-based restricted stock issued during the years ended December 31, 2017, 2016 and 2015 was $3.2 million, $3.2 million and $3.3 million, respectively.

(2)
The vesting date fair value of time-based restricted stock that vested during the years ended December 31, 2017, 2016 and 2015 was $4.1 million, $3.7 million and $3.9 million, respectively. Vested shares include those shares surrendered by employees to satisfy tax withholding obligations in connection with such vesting.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

12.	Employee Benefit Plans - Continued

- Total Return-Based Restricted Stock

Shares of total return-based restricted stock vest to the extent the Company's absolute total returns for certain pre-determined three-year periods exceed predetermined goals. The amount subject to vesting ranges from zero to 150%. Notwithstanding the Company’s absolute total return, if the Company’s total return exceeds 100% of the average peer group total return index, at least 75% of total return-based restricted stock issued will vest at the end of the applicable period. The weighted average grant date fair value of such shares of total return-based restricted stock issued in 2017, 2016 and 2015 was determined to be $49.59, $41.37 and $43.77, respectively, and is amortized over the respective three-year period or the service period, if shorter, for employees who are or will become eligible under the Company's retirement plan. The fair values of the total return-based restricted stock granted were determined at the grant dates using a Monte Carlo simulation model and the following assumptions:

	2017	2016	2015
Risk free interest rate (1)	1.6%	0.9%	1.0%
Common stock dividend yield (2)	3.5%	4.1%	3.8%
Expected volatility (3)	42.8%	43.1%	43.0%
__________

(1)	Represents the interest rate as of the grant date on US treasury bonds having the same life as the estimated life of the total return-based restricted stock grants.

(2)
The dividend yield is calculated utilizing the then current regular dividend rate for a one-year period and the average per share price of Common Stock during the three-month period preceding the date of grant.

(3)	Based on the historical volatility of Common Stock over a period relevant to the related total return-based restricted stock grant.

The following table sets forth total return-based restricted stock activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted shares outstanding at December 31, 2014	207,957	$35.70
Awarded and issued (1) (3)	118,817	37.64
Vested (2) (3)	(129,762)	31.97
Forfeited	(1,709)	37.25
Restricted shares outstanding at December 31, 2015	195,303	36.66
Awarded and issued (1) (3)	64,701	40.87
Vested (2) (3)	(71,617)	36.50
Forfeited	(4,663)	39.91
Restricted shares outstanding at December 31, 2016	183,724	39.82
Awarded and issued (1) (3)	84,013	44.76
Vested (2) (3)	(107,013)	37.88
Restricted shares outstanding at December 31, 2017	160,724	$44.72
__________

(1)
The fair value at grant date of total return-based restricted stock issued during the years ended December 31, 2017, 2016 and 2015 was $2.4 million, $2.4 million and $2.5 million, respectively, at target.

(2)
The vesting date fair value of total return-based restricted stock that vested during the years ended December 31, 2017, 2016 and 2015 was $5.6 million, $3.1 million and $5.9 million, respectively, based on the performance of the specific plans. Vested shares include those shares surrendered by employees to satisfy tax withholding obligations in connection with such vesting.

(3)
The 2017, 2016 and 2015 amounts include 34,669, 6,647 and 61,860 additional shares, respectively, that were issued at the end of the applicable measurement period because actual performance exceeded certain levels of performance.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

12.	Employee Benefit Plans - Continued

401(k) Retirement Savings Plan

We have a 401(k) Retirement Savings Plan covering substantially all employees who meet certain age and employment criteria. We contribute amounts for each participant at a rate of 75% of the employee’s contribution (up to 6% of each employee’s bi-weekly salary and cash incentives, subject to statutory limits). During the years ended December 31, 2017, 2016 and 2015, we contributed $1.4 million, $1.3 million and $1.3 million, respectively, to the 401(k) savings plan. The assets of this qualified plan are not included in our Consolidated Financial Statements since the assets are not owned by us.

Retirement Plan

The Company has a retirement plan for employees with at least 30 years of continuous service or are at least 55 years old with at least 10 years of continuous service. Subject to advance written notice and a non-compete agreement, eligible retirees would be entitled to receive a pro rata amount of any annual non-equity incentive compensation earned during the year of retirement and stock options and time-based restricted stock would be non-forfeitable and vest according to the terms of their original grants. Eligible retirees would also be entitled to retain any total return-based restricted stock that subsequently vests after the retirement date according to the terms of their original grants. For employees who meet the age and service eligibility requirements, 100% of their annual grants are expensed at the grant date as if fully vested. For employees who will meet the age and service eligibility requirements within the normal vesting periods, the grants are amortized over the shorter service period.

Deferred Compensation

Prior to 2010, officers could elect to defer all or a portion of their cash compensation, which was then invested in unrelated mutual funds under a non-qualified deferred compensation plan. These investments are recorded at fair value, which aggregated $2.4 million and $2.5 million at December 31, 2017 and 2016, respectively, and are included in prepaid expenses and other assets, with an offsetting deferred compensation liability recorded in accounts payable, accrued expenses and other liabilities. Deferred amounts ultimately payable to the participants are based on the value of the related mutual fund investments. Accordingly, changes in the value of the unrelated mutual funds are recorded in interest and other income and the corresponding offsetting changes in the deferred compensation liability are recorded in general and administration expense. As a result, there is no effect on our net income.

The following table sets forth our deferred compensation liability:

	Year Ended December 31,
	2017	2016	2015
Beginning deferred compensation liability	$2,451	$2,736	$3,635
Mark-to-market adjustment to deferred compensation (in general and administrative expenses)	492	222	(32)
Distributions from deferred compensation plans	(555)	(507)	(867)
Total deferred compensation liability	$2,388	$2,451	$2,736

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan ("ESPP") pursuant to which employees may contribute up to 25% of their cash compensation for the purchase of Common Stock. At the end of each quarter, each participant's account balance, which includes accumulated dividends, is applied to acquire shares of Common Stock at a cost that is calculated at 85% of the average closing price on the New York Stock Exchange on the five consecutive days preceding the last day of the quarter. In the years ended December 31, 2017, 2016 and 2015, the Company issued 33,278, 27,773 and 29,496 shares, respectively, of Common Stock under the ESPP. The 15% discount on newly issued shares, which is taxable income to the participants and is recorded by us as additional compensation expense, aggregated $0.2 million in each of the years ended December 31, 2017, 2016 and 2015. Generally, shares purchased under the ESPP must be held at least one year. The Company satisfies its ESPP obligations by issuing additional shares of Common Stock.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

13.	Accumulated Other Comprehensive Income/(Loss)

The following table sets forth the components of accumulated other comprehensive income/(loss):

	December 31,
	2017	2016
Cash flow hedges:
Beginning balance	$4,949	$(3,811)
Unrealized gains on cash flow hedges	1,732	5,703
Amortization of cash flow hedges (1)	1,157	3,057
Total accumulated other comprehensive income	$7,838	$4,949
__________

(1)	Amounts reclassified out of accumulated other comprehensive income/(loss) into contractual interest expense.

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

	Year Ended December 31,
	2017	2016	2015
Contractual rents, net	$583,825	$561,242	$513,909
Straight-line rental income, net	31,721	23,909	22,054
Cost recovery income, net	53,942	48,730	45,247
Lease termination fees	1,501	2,311	990
Other miscellaneous operating revenues	31,748	29,442	22,471
	$702,737	$665,634	$604,671

The following table sets forth our scheduled future minimum base rents to be received from customers for leases in effect at December 31, 2017 for the properties that we wholly own:

2018	$595,638
2019	556,405
2020	490,429
2021	432,602
2022	377,964
Thereafter	1,378,404
$3,831,442

The following table sets forth our rental property and other expenses from continuing operations:

	Year Ended December 31,
	2017	2016	2015
Utilities, insurance and real estate taxes	$126,461	$124,940	$117,470
Maintenance, cleaning and general building	90,764	86,221	79,091
Property management and administrative expenses	13,117	12,588	12,446
Other miscellaneous operating expenses	6,546	7,336	6,934
	$236,888	$231,085	$215,941

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

15.	Real Estate and Other Assets Held For Sale and Discontinued Operations

The following table sets forth the assets held for sale at December 31, 2017 and 2016, which are considered non-core:

	December 31,
	2017	2016
Assets:
Land	$870	$—
Buildings and tenant improvements	21,318	—
Land held for development	355	—
Less-accumulated depreciation	(9,304)	—
Net real estate assets	13,239	—
Accrued straight-line rents receivable	591	—
Deferred leasing costs, net	253	—
Prepaid expenses and other assets	35	—
Real estate and other assets, net, held for sale	$14,118	$—

The following tables set forth the results of operations and cash flows for the years ended December 31, 2017, 2016 and 2015 related to discontinued operations:

	Year Ended December 31,
	2017	2016	2015
Rental and other revenues	$—	$8,484	$50,935
Operating expenses:
Rental property and other expenses	—	3,334	20,805
Depreciation and amortization	—	—	14,039
General and administrative	—	1,388	2,366
Total operating expenses	—	4,722	37,210
Interest expense	—	85	621
Other income	—	420	2,635
Income from discontinued operations	—	4,097	15,739
Net gains on disposition of discontinued operations	—	414,496	—
Total income from discontinued operations	$—	$418,593	$15,739

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities	$—	$2,040	$27,579
Cash flows from investing activities	$—	$417,097	$(16,445)

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

16.	Earnings Per Share and Per Unit

The following table sets forth the computation of basic and diluted earnings per share of the Company:

	Year Ended December 31,
	2017	2016	2015
Earnings per Common Share - basic:
Numerator:
Income from continuing operations	$191,663	$122,546	$85,521
Net (income) attributable to noncontrolling interests in the Operating Partnership from continuing operations	(5,059)	(3,331)	(2,443)
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(1,239)	(1,253)	(1,264)
Dividends on Preferred Stock	(2,492)	(2,501)	(2,506)
Income from continuing operations available for common stockholders	182,873	115,461	79,308
Income from discontinued operations	—	418,593	15,739
Net (income) attributable to noncontrolling interests in the Operating Partnership from discontinued operations	—	(12,265)	(475)
Income from discontinued operations available for common stockholders	—	406,328	15,264
Net income available for common stockholders	$182,873	$521,789	$94,572
Denominator:
Denominator for basic earnings per Common Share – weighted average shares	102,682	98,439	94,404
Earnings per Common Share - basic:
Income from continuing operations available for common stockholders	$1.78	$1.17	$0.84
Income from discontinued operations available for common stockholders	—	4.13	0.16
Net income available for common stockholders	$1.78	$5.30	$1.00
Earnings per Common Share - diluted:
Numerator:
Income from continuing operations	$191,663	$122,546	$85,521
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(1,239)	(1,253)	(1,264)
Dividends on Preferred Stock	(2,492)	(2,501)	(2,506)
Income from continuing operations available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	187,932	118,792	81,751
Income from discontinued operations available for common stockholders	—	418,593	15,739
Net income available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	$187,932	$537,385	$97,490
Denominator:
Denominator for basic earnings per Common Share – weighted average shares	102,682	98,439	94,404
Add:
Stock options using the treasury method	79	87	87
Noncontrolling interests Common Units	2,833	2,872	2,915
Denominator for diluted earnings per Common Share – adjusted weighted average shares and assumed conversions (1)	105,594	101,398	97,406
Earnings per Common Share - diluted:
Income from continuing operations available for common stockholders	$1.78	$1.17	$0.84
Income from discontinued operations available for common stockholders	—	4.13	0.16
Net income available for common stockholders	$1.78	$5.30	$1.00
__________

(1)	Includes all unvested restricted stock where dividends on such restricted stock are non-forfeitable.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

16.	Earnings Per Share and Per Unit - Continued

The following table sets forth the computation of basic and diluted earnings per unit of the Operating Partnership:

	Year Ended December 31,
	2017	2016	2015
Earnings per Common Unit - basic:
Numerator:
Income from continuing operations	$191,663	$122,546	$85,521
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(1,239)	(1,253)	(1,264)
Distributions on Preferred Units	(2,492)	(2,501)	(2,506)
Income from continuing operations available for common unitholders	187,932	118,792	81,751
Income from discontinued operations available for common unitholders	—	418,593	15,739
Net income available for common unitholders	$187,932	$537,385	$97,490
Denominator:
Denominator for basic earnings per Common Unit – weighted average units	105,106	100,902	96,910
Earnings per Common Unit - basic:
Income from continuing operations available for common unitholders	$1.79	$1.18	$0.84
Income from discontinued operations available for common unitholders	—	4.15	0.17
Net income available for common unitholders	$1.79	$5.33	$1.01
Earnings per Common Unit - diluted:
Numerator:
Income from continuing operations	$191,663	$122,546	$85,521
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(1,239)	(1,253)	(1,264)
Distributions on Preferred Units	(2,492)	(2,501)	(2,506)
Income from continuing operations available for common unitholders	187,932	118,792	81,751
Income from discontinued operations available for common unitholders	—	418,593	15,739
Net income available for common unitholders	$187,932	$537,385	$97,490
Denominator:
Denominator for basic earnings per Common Unit – weighted average units	105,106	100,902	96,910
Add:
Stock options using the treasury method	79	87	87
Denominator for diluted earnings per Common Unit – adjusted weighted average units and assumed conversions (1)	105,185	100,989	96,997
Earnings per Common Unit - diluted:
Income from continuing operations available for common unitholders	$1.79	$1.18	$0.84
Income from discontinued operations available for common unitholders	—	4.14	0.17
Net income available for common unitholders	$1.79	$5.32	$1.01
__________

(1)	Includes all unvested restricted stock where distributions on such restricted stock are non-forfeitable.

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

The minimum dividend per share of Common Stock required for the Company to maintain its REIT status was $1.37, $0.99 and $1.31 per share in 2017, 2016 and 2015, respectively. Continued qualification as a REIT depends on the Company's ability to satisfy the dividend distribution tests, stock ownership requirements and various other qualification tests. The tax basis of the Company's assets (net of accumulated tax depreciation and amortization) and liabilities was approximately $4.1 billion and $2.3 billion, respectively, at December 31, 2017 and $4.0 billion and $2.3 billion, respectively, at December 31, 2016. The tax basis of the Operating Partnership's assets (net of accumulated tax depreciation and amortization) and liabilities was approximately $4.1 billion and $2.3 billion, respectively, at December 31, 2017 and $4.0 billion and $2.3 billion, respectively, at December 31, 2016.

During the years ended December 31, 2017, 2016 and 2015, the Company qualified as a REIT and incurred no federal income tax expense; accordingly, the only federal income taxes included in the accompanying Consolidated Financial Statements relate to activities of the Company's taxable REIT subsidiary. Due to the passage of federal legislation commonly known as the "Tax Cuts and Jobs Act," which was signed into law on December 22, 2017, the taxable REIT subsidiary was required to decrease the deferred tax asset balance, which resulted in an increase to tax expense of $0.1 million in 2017.

The following table sets forth the Company's income tax expense/(benefit):

	Year Ended December 31,
	2017	2016	2015
Current tax expense/(benefit):
Federal	$(177)	$(38)	$949
State	105	89	351
	(72)	51	1,300
Deferred tax expense/(benefit):
Federal	223	(160)	(233)
State	(9)	87	(115)
	214	(73)	(348)
Less tax expense netted against gain on disposition of property	—	—	(518)
Total income tax expense/(benefit)	$142	$(22)	$434

The Company's net deferred tax liability was $0.3 million and $0.1 million as of December 31, 2017 and 2016, respectively. The net deferred tax liability is comprised primarily of tax versus book differences related to property (depreciation, amortization and basis differences).

For the years ended December 31, 2017 and 2016, there were no unrecognized tax benefits. The Company is subject to federal, state and local income tax examinations by taxing authorities for 2014 through 2017. The Company does not expect that the total amount of unrecognized benefits will materially change within the next year.

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

	Year Ended December 31,
	2017	2016	2015
Rental and Other Revenues:
Office:
Atlanta	$140,323	$134,601	$108,590
Greensboro	21,453	20,522	21,251
Memphis	45,430	48,251	47,137
Nashville	111,506	95,912	88,310
Orlando	51,236	46,260	44,621
Pittsburgh	59,103	58,789	59,392
Raleigh	119,254	112,958	102,841
Richmond	43,959	44,315	42,089
Tampa	97,524	89,903	75,715
Total Office Segment	689,788	651,511	589,946
Other	12,949	14,123	14,725
Total Rental and Other Revenues	$702,737	$665,634	$604,671

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

18.	Segment Information - Continued

	Year Ended December 31,
	2017	2016	2015
Net Operating Income:
Office:
Atlanta	$89,575	$84,733	$67,094
Greensboro	13,612	12,781	13,395
Memphis	28,128	30,038	29,534
Nashville	81,204	68,678	62,387
Orlando	30,526	26,525	25,524
Pittsburgh	34,784	34,175	34,348
Raleigh	86,475	80,803	72,981
Richmond	29,946	30,505	27,922
Tampa	62,378	56,493	45,447
Total Office Segment	456,628	424,731	378,632
Other	9,221	9,818	10,098
Total Net Operating Income	465,849	434,549	388,730
Reconciliation to income from continuing operations before disposition of investment properties and activity in unconsolidated affiliates:
Depreciation and amortization	(227,832)	(220,140)	(201,918)
Impairments of real estate assets	(1,445)	—	—
General and administrative expenses	(39,648)	(38,153)	(37,642)
Interest expense	(69,105)	(76,648)	(86,052)
Other income	2,283	2,338	1,726
Income from continuing operations before disposition of investment properties and activity in unconsolidated affiliates	$130,102	$101,946	$64,844

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

18.	Segment Information - Continued

	December 31,
	2017	2016
Total Assets:
Office:
Atlanta	$1,049,100	$1,039,519
Greensboro	134,194	127,887
Memphis	218,088	271,115
Nashville	806,725	714,905
Orlando	306,970	307,021
Pittsburgh	334,136	353,816
Raleigh	762,331	760,607
Richmond	229,468	212,508
Tampa	550,375	553,068
Total Office Segment	4,391,387	4,340,446
Other	232,404	220,604
Total Assets	$4,623,791	$4,561,050

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

19.	Quarterly Financial Data (Unaudited)

The following tables set forth quarterly financial information of the Company:

	Year Ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Rental and other revenues	$169,408	$177,283	$180,185	$175,861	$702,737

Net income	33,485	39,554	59,549	59,075	191,663
Net (income) attributable to noncontrolling interests in the Operating Partnership	(888)	(1,043)	(1,571)	(1,557)	(5,059)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(300)	(299)	(315)	(325)	(1,239)
Dividends on Preferred Stock	(623)	(623)	(623)	(623)	(2,492)
Net income available for common stockholders	$31,674	$37,589	$57,040	$56,570	$182,873
Earnings per Common Share – basic:
Net income available for common stockholders	$0.31	$0.37	$0.55	$0.55	$1.78
Earnings per Common Share – diluted:
Net income available for common stockholders	$0.31	$0.37	$0.55	$0.55	$1.78

	Year Ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Rental and other revenues	$164,859	$166,860	$166,269	$167,646	$665,634

Income from continuing operations	28,142	33,528	33,840	27,036	122,546
Income from discontinued operations (1)	418,593	—	—	—	418,593
Net income	446,735	33,528	33,840	27,036	541,139
Net (income) attributable to noncontrolling interests in the Operating Partnership	(13,011)	(939)	(926)	(720)	(15,596)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(308)	(314)	(319)	(312)	(1,253)
Dividends on Preferred Stock	(626)	(627)	(624)	(624)	(2,501)
Net income available for common stockholders	$432,790	$31,648	$31,971	$25,380	$521,789
Earnings per Common Share – basic:
Income from continuing operations available for common stockholders	$0.27	$0.32	$0.32	$0.25	$1.17
Income from discontinued operations available for common stockholders	4.22	—	—	—	4.13
Net income available for common stockholders	$4.49	$0.32	$0.32	$0.25	$5.30
Earnings per Common Share – diluted:
Income from continuing operations available for common stockholders	$0.27	$0.32	$0.32	$0.25	$1.17
Income from discontinued operations available for common stockholders	4.22	—	—	—	4.13
Net income available for common stockholders	$4.49	$0.32	$0.32	$0.25	$5.30
__________

(1)	See Note 2 for a discussion regarding the sales of the Plaza assets.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

19.	Quarterly Financial Data (Unaudited) - Continued

The following tables set forth quarterly financial information of the Operating Partnership:

	Year Ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Rental and other revenues	$169,408	$177,283	$180,185	$175,861	$702,737

Net income	33,485	39,554	59,549	59,075	191,663
Net (income) attributable to noncontrolling interests in consolidated affiliates	(300)	(299)	(315)	(325)	(1,239)
Distributions on Preferred Units	(623)	(623)	(623)	(623)	(2,492)
Net income available for common unitholders	$32,562	$38,632	$58,611	$58,127	$187,932
Earnings per Common Unit – basic:
Net income available for common unitholders	$0.31	$0.37	$0.55	$0.55	$1.79
Earnings per Common Unit – diluted:
Net income available for common unitholders	$0.31	$0.37	$0.55	$0.55	$1.79

	Year Ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Rental and other revenues	$164,859	$166,860	$166,269	$167,646	$665,634

Income from continuing operations	28,142	33,528	33,840	27,036	122,546
Income from discontinued operations (1)	418,593	—	—	—	418,593
Net income	446,735	33,528	33,840	27,036	541,139
Net (income) attributable to noncontrolling interests in consolidated affiliates	(308)	(314)	(319)	(312)	(1,253)
Distributions on Preferred Units	(626)	(627)	(624)	(624)	(2,501)
Net income available for common unitholders	$445,801	$32,587	$32,897	$26,100	$537,385
Earnings per Common Unit – basic:
Income from continuing operations available for common unitholders	$0.28	$0.33	$0.32	$0.25	$1.18
Income from discontinued operations available for common unitholders	4.23	—	—	—	4.15
Net income available for common unitholders	$4.51	$0.33	$0.32	$0.25	$5.33
Earnings per Common Unit – diluted:
Income from continuing operations available for common unitholders	$0.28	$0.33	$0.32	$0.25	$1.18
Income from discontinued operations available for common unitholders	4.23	—	—	—	4.14
Net income available for common unitholders	$4.51	$0.33	$0.32	$0.25	$5.32
__________

(1)	See Note 2 for a discussion regarding the sales of the Plaza assets.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

20.	Subsequent Events

On February 5, 2018, we acquired two development parcels totaling approximately nine acres in Nashville for an aggregate purchase price of $50.3 million.

On February 6, 2018, the Company declared a cash dividend of $0.4625 per share of Common Stock, which is payable on March 6, 2018 to stockholders of record as of February 20, 2018.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE II
(in thousands)

The following table sets forth the activity of allowance for doubtful accounts:

	Balance at December 31, 2016	Additions	Deductions	Balance at December 31, 2017
Allowance for Doubtful Accounts - Straight-Line Rent	$692	$1,503	$(1,376)	$819
Allowance for Doubtful Accounts - Accounts Receivable	624	500	(371)	753
Allowance for Doubtful Accounts - Notes Receivable	105	—	(33)	72
Totals	$1,421	$2,003	$(1,780)	$1,644

	Balance at December 31, 2015	Additions	Deductions	Balance at December 31, 2016
Allowance for Doubtful Accounts - Straight-Line Rent	$257	$1,501	$(1,066)	$692
Allowance for Doubtful Accounts - Accounts Receivable	928	1,045	(1,349)	624
Allowance for Doubtful Accounts - Notes Receivable	287	—	(182)	105
Totals	$1,472	$2,546	$(2,597)	$1,421

	Balance at December 31, 2014	Additions	Deductions	Balance at December 31, 2015
Allowance for Doubtful Accounts - Straight-Line Rent	$316	$1,412	$(1,471)	$257
Allowance for Doubtful Accounts - Accounts Receivable	1,314	1,141	(1,527)	928
Allowance for Doubtful Accounts - Notes Receivable	275	12	—	287
Totals	$1,905	$2,565	$(2,998)	$1,472

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTE TO SCHEDULE III
(in thousands)

The following table sets forth the activity of real estate assets and accumulated depreciation:

	December 31,
	2017	2016	2015
Real estate assets:
Beginning balance	$4,865,103	$4,915,858	$4,271,966
Additions:
Acquisitions, development and improvements	486,755	353,236	708,793
Cost of real estate sold and retired	(178,104)	(403,991)	(64,901)
Ending balance (a)	$5,173,754	$4,865,103	$4,915,858
Accumulated depreciation:
Beginning balance	$1,134,103	$1,138,378	$1,024,936
Depreciation expense	184,385	173,072	168,663
Real estate sold and retired	(106,760)	(177,347)	(55,221)
Ending balance (b)	$1,211,728	$1,134,103	$1,138,378

(a)	Reconciliation of total real estate assets to balance sheet caption:

	2017	2016	2015
Total per Schedule III	$5,173,754	$4,865,103	$4,915,858
Development in-process exclusive of land included in Schedule III	88,452	279,602	194,050
Real estate assets, net, held for sale	(22,543)	—	(340,581)
Total real estate assets	$5,239,663	$5,144,705	$4,769,327

(b)	Reconciliation of total accumulated depreciation to balance sheet caption:

	2017	2016	2015
Total per Schedule III	$1,211,728	$1,134,103	$1,138,378
Real estate assets, net, held for sale	(9,304)	—	(131,274)
Total accumulated depreciation	$1,202,424	$1,134,103	$1,007,104

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

December 31, 2017

			Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Property Type	2017 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets (1)	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
Atlanta, GA
1700 Century Circle	Office		$—	$2,482	$2	$1,546	$2	$4,028	$4,030	$1,372	1983	5-40 yrs.
1800 Century Boulevard	Office		1,444	29,081	—	10,284	1,444	39,365	40,809	20,376	1975	5-40 yrs.
1825 Century Parkway	Office		864	—	303	13,971	1,167	13,971	15,138	5,367	2002	5-40 yrs.
1875 Century Boulevard	Office		—	8,924	—	8,388	—	17,312	17,312	6,083	1976	5-40 yrs.
1900 Century Boulevard	Office		—	4,744	—	711	—	5,455	5,455	4,872	1971	5-40 yrs.
2200 Century Parkway	Office		—	14,432	—	6,956	—	21,388	21,388	10,078	1971	5-40 yrs.
2400 Century Parkway	Office		—	—	406	15,250	406	15,250	15,656	6,328	1998	5-40 yrs.
2500 Century Parkway	Office		—	—	328	11,105	328	11,105	11,433	3,344	2005	5-40 yrs.
2500/2635 Parking Garage	Office		—	—	—	6,439	—	6,439	6,439	1,917	2005	5-40 yrs.
2600 Century Parkway	Office		—	10,679	—	2,962	—	13,641	13,641	6,943	1973	5-40 yrs.
2635 Century Parkway	Office		—	21,643	—	5,343	—	26,986	26,986	13,052	1980	5-40 yrs.
2800 Century Parkway	Office		—	20,449	—	12,881	—	33,330	33,330	16,521	1983	5-40 yrs.
50 Glenlake	Office		2,500	20,006	—	4,253	2,500	24,259	26,759	11,971	1997	5-40 yrs.
Century Plaza I	Office		1,290	8,567	—	4,648	1,290	13,215	14,505	5,759	1981	5-40 yrs.
Century Plaza II	Office		1,380	7,733	—	3,444	1,380	11,177	12,557	4,892	1984	5-40 yrs.
Federal Aviation Administration	Office		1,196	—	1,416	15,156	2,612	15,156	17,768	5,173	2009	5-40 yrs.
Henry County - Land	Industrial		3,010	—	(284)	—	2,726	—	2,726	—	N/A	N/A
5405 Windward Parkway	Office		3,342	32,111	—	19,349	3,342	51,460	54,802	19,971	1998	5-40 yrs.
Riverpoint - Land	Industrial		7,250	—	3,913	2,543	11,163	2,543	13,706	513	N/A	5-40 yrs.
Riverwood 100	Office		5,785	64,913	(29)	14,543	5,756	79,456	85,212	16,534	1989	5-40 yrs.
South Park Residential - Land	Other		50	—	5	—	55	—	55	—	N/A	N/A
South Park Site - Land	Industrial		1,204	—	715	—	1,919	—	1,919	—	N/A	N/A
Tradeport - Land	Industrial		5,243	—	(4,819)	—	424	—	424	—	N/A	N/A
Two Point Royal	Office		1,793	14,964	—	3,653	1,793	18,617	20,410	9,347	1997	5-40 yrs.
Two Alliance Center	Office		9,579	125,549	—	2,948	9,579	128,497	138,076	24,936	2009	5-40 yrs.
One Alliance Center	Office		14,775	123,071	—	12,027	14,775	135,098	149,873	18,871	2001	5-40 yrs.

HIGHWOODS PROPERTIES, INC. HIGHWOODS REALTY LIMITED PARTNERSHIP SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

			Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Property Type	2017 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets (1)	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
10 Glenlake North	Office		5,349	26,334	—	6,217	5,349	32,551	37,900	5,613	2000	5-40 yrs.
10 Glenlake South	Office		5,103	22,811	—	3,545	5,103	26,356	31,459	4,813	1999	5-40 yrs.
Riverwood 200	Office		—	—	4,777	89,708	4,777	89,708	94,485	1,913	2017	5-40 yrs.
Riverwood 300 Land	Office		400	—	—	710	400	710	1,110	16	N/A	N/A
Monarch Tower	Office		22,717	143,068	—	6,317	22,717	149,385	172,102	11,155	1997	5-40 yrs.
Monarch Plaza	Office		27,678	88,962	—	4,079	27,678	93,041	120,719	7,400	1983	5-40 yrs.
Memphis, TN
Triad Centre I	Office		2,340	11,385	(849)	4,448	1,491	15,833	17,324	7,369	1985	5-40 yrs.
Triad Centre II	Office		1,980	8,677	(404)	5,049	1,576	13,726	15,302	6,010	1987	5-40 yrs.
Atrium I & II	Office		1,570	6,253	—	3,778	1,570	10,031	11,601	4,925	1984	5-40 yrs.
Centrum	Office		1,013	5,580	—	3,236	1,013	8,816	9,829	4,463	1979	5-40 yrs.
Comcast	Office		946	—	—	8,620	946	8,620	9,566	3,857	2008	5-40 yrs.
International Place Phase II	Office		4,884	27,782	—	6,105	4,884	33,887	38,771	17,170	1988	5-40 yrs.
PennMarc Centre	Office		3,607	10,240	—	4,690	3,607	14,930	18,537	4,276	2008	5-40 yrs.
Colonnade	Office		1,300	6,481	267	2,194	1,567	8,675	10,242	4,073	1998	5-40 yrs.
Crescent Center	Office		7,875	32,756	(547)	10,298	7,328	43,054	50,382	10,618	1986	5-40 yrs.
Southwind - Land	Office		3,662	—	(2,475)	—	1,187	—	1,187	—	N/A	N/A
Triad Centre III	Office		1,253	—	—	36,191	1,253	36,191	37,444	9,614	2009	5-40 yrs.
Capital Grille	Office		311	3,258	—	2	311	3,260	3,571	1,035	2014	5-40 yrs.
Seasons 52	Office		320	3,741	—	(39)	320	3,702	4,022	1,135	2014	5-40 yrs.
International Place IV	Office		4,940	49,141	—	(262)	4,940	48,879	53,819	3,562	2015	5-40 yrs.
Nashville, TN
3322 West End	Office		3,025	27,490	—	9,014	3,025	36,504	39,529	14,562	1986	5-40 yrs.
3401 West End	Office		5,862	22,917	—	4,489	5,862	27,406	33,268	14,927	1982	5-40 yrs.
5310 Maryland Way	Office		1,863	7,201	—	3,681	1,863	10,882	12,745	5,067	1994	5-40 yrs.
Cool Springs 1 & 2 Deck	Office		—	—	—	3,989	—	3,989	3,989	1,011	2007	5-40 yrs.
Cool Springs 3 & 4 Deck	Office		—	—	—	4,461	—	4,461	4,461	1,195	2007	5-40 yrs.
Cool Springs I	Office		1,583	—	15	13,886	1,598	13,886	15,484	6,423	1999	5-40 yrs.
Cool Springs II	Office		1,824	—	346	18,714	2,170	18,714	20,884	7,578	1999	5-40 yrs.
Cool Springs III	Office		1,631	—	804	15,408	2,435	15,408	17,843	4,554	2006	5-40 yrs.
Cool Springs IV	Office		1,715	—	—	19,143	1,715	19,143	20,858	4,870	2008	5-40 yrs.

HIGHWOODS PROPERTIES, INC. HIGHWOODS REALTY LIMITED PARTNERSHIP SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

			Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Property Type	2017 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets (1)	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
Cool Springs V – Healthways	Office		3,688	—	295	53,000	3,983	53,000	56,983	17,596	2007	5-40 yrs.
Harpeth On The Green II	Office		1,419	5,677	—	2,750	1,419	8,427	9,846	4,335	1984	5-40 yrs.
Harpeth On The Green III	Office		1,660	6,649	—	2,921	1,660	9,570	11,230	4,777	1987	5-40 yrs.
Harpeth On The Green IV	Office		1,713	6,842	—	2,436	1,713	9,278	10,991	4,648	1989	5-40 yrs.
Harpeth On The Green V	Office		662	—	197	5,588	859	5,588	6,447	2,824	1998	5-40 yrs.
Hickory Trace	Office		1,164	—	164	4,775	1,328	4,775	6,103	1,812	2001	5-40 yrs.
Highwoods Plaza I	Office		1,552	—	307	8,928	1,859	8,928	10,787	4,610	1996	5-40 yrs.
Highwoods Plaza II	Office		1,448	—	307	8,833	1,755	8,833	10,588	3,784	1997	5-40 yrs.
Seven Springs I	Office		2,076	—	592	13,145	2,668	13,145	15,813	5,018	2002	5-40 yrs.
SouthPointe	Office		1,655	—	310	7,827	1,965	7,827	9,792	3,640	1998	5-40 yrs.
The Ramparts of Brentwood	Office		2,394	12,806	—	7,343	2,394	20,149	22,543	6,468	1986	5-40 yrs.
Westwood South	Office		2,106	—	382	10,603	2,488	10,603	13,091	4,419	1999	5-40 yrs.
100 Winners Circle	Office		1,497	7,258	—	2,452	1,497	9,710	11,207	4,707	1987	5-40 yrs.
The Pinnacle at Symphony Place	Office	98,981	—	141,469	—	6,160	—	147,629	147,629	23,127	2010	5-40 yrs.
Seven Springs East	Office		2,525	37,587	—	123	2,525	37,710	40,235	4,913	2013	5-40 yrs.
The Shops at Seven Springs	Office		803	8,223	—	526	803	8,749	9,552	1,441	2013	5-40 yrs.
Seven Springs West	Office		2,439	51,306	—	1,287	2,439	52,593	55,032	2,508	2016	5-40 yrs.
Seven Springs II	Office		—	—	2,356	30,048	2,356	30,048	32,404	675	2017	5-40 yrs.
Bridgestone Americas, Inc.	Office		—	—	15,639	169,392	15,639	169,392	185,031	1,708	2017	5-40 yrs.
Orlando, FL
Berkshire at MetroCenter	Office		1,265	—	672	11,799	1,937	11,799	13,736	3,838	2007	5-40 yrs.
Capital Plaza Three - Land	Office		2,994	—	18	—	3,012	—	3,012	—	N/A	N/A
Eola Park - Land	Office		2,027	—	—	—	2,027	—	2,027	—	N/A	N/A
Oxford - Land	Office		1,100	—	51	458	1,151	458	1,609	—	N/A	N/A
Stratford - Land	Office		2,034	—	(148)	—	1,886	—	1,886	—	N/A	N/A
Windsor at MetroCenter	Office		—	—	2,060	9,552	2,060	9,552	11,612	3,310	2002	5-40 yrs.
The 1800 Eller Drive Building	Office		—	9,851	—	3,267	—	13,118	13,118	7,822	1983	5-40 yrs.
Seaside Plaza	Office		3,893	29,541	—	5,550	3,893	35,091	38,984	5,494	1982	5-40 yrs.
Capital Plaza Two	Office		4,346	43,394	—	4,849	4,346	48,243	52,589	6,991	1999	5-40 yrs.
Capital Plaza One	Office		3,482	27,321	—	4,714	3,482	32,035	35,517	4,080	1975	5-40 yrs.
Landmark Center Two	Office		4,743	22,031	—	7,650	4,743	29,681	34,424	4,886	1985	5-40 yrs.

HIGHWOODS PROPERTIES, INC. HIGHWOODS REALTY LIMITED PARTNERSHIP SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

			Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Property Type	2017 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets (1)	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
Landmark Center One	Office		6,207	22,655	—	7,613	6,207	30,268	36,475	4,817	1983	5-40 yrs.
Lincoln Plaza	Office		3,490	56,079	—	5,310	3,490	61,389	64,879	6,073	2000	5-40 yrs.
Eola	Office		3,758	11,160	—	3,334	3,758	14,494	18,252	1,423	1969	5-40 yrs.
Greensboro, NC
6348 Burnt Poplar	Industrial		724	2,900	—	339	724	3,239	3,963	1,801	1990	5-40 yrs.
6350 Burnt Poplar	Industrial		341	1,374	—	784	341	2,158	2,499	975	1992	5-40 yrs.
420 Gallimore Dairy Road	Office		379	1,516	—	924	379	2,440	2,819	1,209	1990	5-40 yrs.
418 Gallimore Dairy Road	Office		462	1,849	—	638	462	2,487	2,949	1,392	1986	5-40 yrs.
416 Gallimore Dairy Road	Office		322	1,293	—	603	322	1,896	2,218	955	1986	5-40 yrs.
7031 Albert Pick Road	Office		510	2,921	—	2,465	510	5,386	5,896	2,856	1986	5-40 yrs.
7029 Albert Pick Road	Office		739	3,237	—	2,112	739	5,349	6,088	2,927	1988	5-40 yrs.
7025 Albert Pick Road	Office		2,393	9,576	—	6,190	2,393	15,766	18,159	7,857	1990	5-40 yrs.
7027 Albert Pick Road	Office		850	—	699	5,160	1,549	5,160	6,709	2,136	1997	5-40 yrs.
7009 Albert Pick Road	Industrial		224	1,068	—	270	224	1,338	1,562	712	1990	5-40 yrs.
426 Gallimore Dairy Road	Office		465	—	380	1,259	845	1,259	2,104	628	1996	5-40 yrs.
422 Gallimore Dairy Road	Industrial		145	1,081	—	382	145	1,463	1,608	856	1990	5-40 yrs.
406 Gallimore Dairy Road	Office		265	—	270	1,096	535	1,096	1,631	565	1996	5-40 yrs.
7021 Albert Pick Road	Industrial		237	1,103	—	279	237	1,382	1,619	766	1985	5-40 yrs.
7019 Albert Pick Road	Industrial		192	946	—	382	192	1,328	1,520	726	1985	5-40 yrs.
7015 Albert Pick Road	Industrial		305	1,219	—	268	305	1,487	1,792	840	1985	5-40 yrs.
7017 Albert Pick Road	Industrial		225	928	—	442	225	1,370	1,595	704	1985	5-40 yrs.
7011 Albert Pick Road	Industrial		171	777	—	358	171	1,135	1,306	628	1990	5-40 yrs.
424 Gallimore Dairy Road	Office		271	—	239	981	510	981	1,491	414	1997	5-40 yrs.
410 Gallimore Dairy Road	Industrial		356	1,613	—	877	356	2,490	2,846	1,319	1985	5-40 yrs.
412 Gallimore Dairy Road	Industrial		374	1,523	—	620	374	2,143	2,517	1,175	1985	5-40 yrs.
408 Gallimore Dairy Road	Industrial		341	1,486	—	966	341	2,452	2,793	1,324	1986	5-40 yrs.
414 Gallimore Dairy Road	Industrial		659	2,676	—	967	659	3,643	4,302	1,944	1988	5-40 yrs.
237 Burgess Road	Industrial		860	2,919	—	1,093	860	4,012	4,872	2,073	1986	5-40 yrs.
235 Burgess Road	Industrial		1,302	4,392	—	1,641	1,302	6,033	7,335	3,139	1987	5-40 yrs.
241 Burgess Road	Industrial		450	1,517	—	1,276	450	2,793	3,243	1,617	1988	5-40 yrs.
243 Burgess Road	Industrial		452	1,514	—	322	452	1,836	2,288	1,005	1988	5-40 yrs.

HIGHWOODS PROPERTIES, INC. HIGHWOODS REALTY LIMITED PARTNERSHIP SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

			Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Property Type	2017 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets (1)	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
496 Gallimore Dairy Road	Industrial		546	—	—	3,342	546	3,342	3,888	1,568	1998	5-40 yrs.
494 Gallimore Dairy Road	Industrial		749	—	—	3,101	749	3,101	3,850	1,256	1999	5-40 yrs.
486 Gallimore Dairy Road	Industrial		603	—	—	3,281	603	3,281	3,884	1,207	1999	5-40 yrs.
488 Gallimore Dairy Road	Industrial		499	—	—	2,473	499	2,473	2,972	1,009	1999	5-40 yrs.
490 Gallimore Dairy Road	Industrial		1,733	—	—	5,997	1,733	5,997	7,730	3,441	1999	5-40 yrs.
Brigham Road - Land	Industrial		7,059	—	(5,510)	—	1,549	—	1,549	—	N/A	N/A
651 Brigham Road	Industrial		453	—	360	2,857	813	2,857	3,670	1,132	2002	5-40 yrs.
657 Brigham Road	Industrial		2,733	—	881	10,758	3,614	10,758	14,372	3,042	2006	5-40 yrs.
653 Brigham Road	Industrial		814	—	—	3,587	814	3,587	4,401	903	2007	5-40 yrs.
1501 Highwoods Boulevard	Office		1,476	—	—	8,565	1,476	8,565	10,041	3,182	2001	5-40 yrs.
Jefferson Pilot - Land	Office		11,759	—	(4,311)	—	7,448	—	7,448	—	N/A	N/A
4200 Tudor Lane	Industrial		515	—	383	2,860	898	2,860	3,758	1,285	1996	5-40 yrs.
4224 Tudor Lane	Industrial		435	—	288	2,431	723	2,431	3,154	1,041	1996	5-40 yrs.
7023 Albert Pick Road	Office		834	3,459	—	1,189	834	4,648	5,482	2,398	1989	5-40 yrs.
370 Knollwood Street	Office		1,826	7,495	—	4,112	1,826	11,607	13,433	6,000	1994	5-40 yrs.
380 Knollwood Street	Office		2,989	12,029	—	4,888	2,989	16,917	19,906	9,088	1990	5-40 yrs.
Church St Medical Center I	Office		2,734	9,129	—	803	2,734	9,932	12,666	1,446	2003	5-40 yrs.
Church St Medical Center II	Office		2,376	5,451	—	(629)	2,376	4,822	7,198	667	2007	5-40 yrs.
Church St Medical Center III	Office		925	4,551	—	124	925	4,675	5,600	1,026	2008	5-40 yrs.
628 Green Valley Road	Office		2,906	12,141	—	960	2,906	13,101	16,007	1,895	1998	5-40 yrs.
701 Green Valley Road	Office		3,787	7,719	—	900	3,787	8,619	12,406	1,511	1996	5-40 yrs.
661 Brigham Road	Office		890	5,512	—	117	890	5,629	6,519	246	2016	5-40 yrs.
655 Brigham Road	Office		—	—	899	6,470	899	6,470	7,369	70	2017	5-40 yrs.
Pittsburgh, PA
One PPG Place	Office		9,819	107,643	—	42,053	9,819	149,696	159,515	32,647	1983-1985	5-40 yrs.
Two PPG Place	Office		2,302	10,978	—	8,404	2,302	19,382	21,684	3,030	1983-1985	5-40 yrs.
Three PPG Place	Office		501	2,923	—	4,007	501	6,930	7,431	1,513	1983-1985	5-40 yrs.
Four PPG Place	Office		620	3,239	—	3,215	620	6,454	7,074	1,242	1983-1985	5-40 yrs.
Five PPG Place	Office		803	4,924	—	1,862	803	6,786	7,589	1,772	1983-1985	5-40 yrs.
Six PPG Place	Office		3,353	25,602	—	10,234	3,353	35,836	39,189	6,002	1983-1985	5-40 yrs.
EQT Plaza	Office		—	83,812	16,457	11,785	16,457	95,597	112,054	18,005	1987	5-40 yrs.

HIGHWOODS PROPERTIES, INC. HIGHWOODS REALTY LIMITED PARTNERSHIP SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

			Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Property Type	2017 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets (1)	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
Raleigh, NC
3600 Glenwood Avenue	Office		—	10,994	—	4,800	—	15,794	15,794	8,378	1986	5-40 yrs.
3737 Glenwood Avenue	Office		—	—	318	16,525	318	16,525	16,843	7,169	1999	5-40 yrs.
4800 North Park	Office		2,678	17,630	—	6,169	2,678	23,799	26,477	14,640	1985	5-40 yrs.
5000 North Park	Office		1,010	4,612	(49)	4,218	961	8,830	9,791	4,861	1980	5-40 yrs.
801 Raleigh Corporate Center	Office		828	—	272	10,798	1,100	10,798	11,898	3,934	2002	5-40 yrs.
Blue Ridge I	Office		722	4,606	—	1,818	722	6,424	7,146	3,596	1982	5-40 yrs.
Blue Ridge II	Office		462	1,410	—	871	462	2,281	2,743	1,447	1988	5-40 yrs.
Cape Fear	Office		131	1,630	(2)	1,238	129	2,868	2,997	2,404	1979	5-40 yrs.
Catawba	Office		125	1,635	(2)	1,258	123	2,893	3,016	2,719	1980	5-40 yrs.
CentreGreen One	Office		1,529	—	(391)	10,724	1,138	10,724	11,862	5,149	2000	5-40 yrs.
CentreGreen Two	Office		1,653	—	(389)	10,344	1,264	10,344	11,608	3,944	2001	5-40 yrs.
CentreGreen Three	Office		—	—	1,291	31,860	1,291	31,860	33,151	374	2017	5-40 yrs.
CentreGreen Four	Office		1,779	—	(397)	13,850	1,382	13,850	15,232	3,680	2002	5-40 yrs.
CentreGreen Five	Office		1,280	—	55	12,693	1,335	12,693	14,028	4,368	2008	5-40 yrs.
Cottonwood	Office		609	3,244	—	615	609	3,859	4,468	2,295	1983	5-40 yrs.
Dogwood	Office		766	2,769	—	241	766	3,010	3,776	1,716	1983	5-40 yrs.
GlenLake - Land	Office		13,003	—	(8,359)	114	4,644	114	4,758	48	N/A	5-40 yrs.
GlenLake One	Office		924	—	1,324	21,641	2,248	21,641	23,889	7,917	2002	5-40 yrs.
GlenLake Four	Office		1,659	—	493	20,615	2,152	20,615	22,767	6,379	2006	5-40 yrs.
GlenLake Six	Office		941	—	(365)	22,812	576	22,812	23,388	7,252	2008	5-40 yrs.
701 Raleigh Corporate Center	Office		1,304	—	540	14,957	1,844	14,957	16,801	7,051	1996	5-40 yrs.
Highwoods Centre	Office		531	—	(267)	7,926	264	7,926	8,190	3,521	1998	5-40 yrs.
Highwoods Office Center North - Land	Office		357	49	—	—	357	49	406	37	N/A	5-40 yrs.
Highwoods Tower Two	Office		365	—	503	21,269	868	21,269	22,137	9,267	2001	5-40 yrs.
Inveresk Parcel 2 - Land	Office		657	—	38	103	695	103	798	6	N/A	N/A
Lake Boone Medical Center	Office		1,450	6,311	—	580	1,450	6,891	8,341	1,341	1998	5-40 yrs.
4620 Creekstone Drive	Office		149	—	107	3,191	256	3,191	3,447	1,315	2001	5-40 yrs.
4825 Creekstone Drive	Office		398	—	293	11,304	691	11,304	11,995	4,827	1999	5-40 yrs.
Pamlico	Office		289	—	—	10,507	289	10,507	10,796	7,794	1980	5-40 yrs.
Progress Center Renovation	Office		—	—	—	362	—	362	362	353	2003	5-40 yrs.

HIGHWOODS PROPERTIES, INC. HIGHWOODS REALTY LIMITED PARTNERSHIP SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

			Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Property Type	2017 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets (1)	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
PNC Plaza	Office		1,206	—	—	71,350	1,206	71,350	72,556	21,320	2008	5-40 yrs.
Rexwoods Center I	Office		878	3,730	—	2,488	878	6,218	7,096	3,480	1990	5-40 yrs.
Rexwoods Center II	Office		362	1,818	—	1,436	362	3,254	3,616	1,626	1993	5-40 yrs.
Rexwoods Center III	Office		919	2,816	—	1,641	919	4,457	5,376	2,435	1992	5-40 yrs.
Rexwoods Center IV	Office		586	—	—	4,752	586	4,752	5,338	2,450	1995	5-40 yrs.
Rexwoods Center V	Office		1,301	—	184	6,376	1,485	6,376	7,861	2,881	1998	5-40 yrs.
Riverbirch	Office		469	4,038	23	5,226	492	9,264	9,756	2,100	1987	5-40 yrs.
Six Forks Center I	Office		666	2,665	—	1,997	666	4,662	5,328	2,686	1982	5-40 yrs.
Six Forks Center II	Office		1,086	4,533	—	2,807	1,086	7,340	8,426	3,971	1983	5-40 yrs.
Six Forks Center III	Office		862	4,411	—	3,051	862	7,462	8,324	4,254	1987	5-40 yrs.
Smoketree Tower	Office		2,353	11,743	—	7,109	2,353	18,852	21,205	9,725	1984	5-40 yrs.
4601 Creekstone Drive	Office		255	—	217	6,358	472	6,358	6,830	2,956	1997	5-40 yrs.
Weston - Land	Other		22,771	—	(19,526)	—	3,245	—	3,245	—	N/A	N/A
4625 Creekstone Drive	Office		458	—	268	6,415	726	6,415	7,141	3,186	1995	5-40 yrs.
11000 Weston Parkway	Office		2,651	18,850	—	1,318	2,651	20,168	22,819	4,560	1998	5-40 yrs.
GlenLake Five	Office		2,263	30,264	—	3,431	2,263	33,695	35,958	3,900	2014	5-40 yrs.
11800 Weston Parkway	Office		826	13,188	—	2	826	13,190	14,016	1,320	2014	5-40 yrs.
CentreGreen Café	Office		41	3,509	—	—	41	3,509	3,550	272	2014	5-40 yrs.
CentreGreen Fitness Center	Office		27	2,322	—	—	27	2,322	2,349	180	2014	5-40 yrs.
One City Plaza	Office		11,288	68,375	—	18,767	11,288	87,142	98,430	9,401	1986	5-40 yrs.
Weston Lakefront I	Office		8,522	42,267	—	168	8,522	42,435	50,957	3,876	2015	5-40 yrs.
Weston Lakefront II	Office		8,522	45,870	—	151	8,522	46,021	54,543	3,925	2015	5-40 yrs.
Edison - Land	Office		5,984	—	2,605	—	8,589	—	8,589	—	N/A	N/A
Charter Square	Office		7,267	65,881	—	4,191	7,267	70,072	77,339	2,573	2015	5-40 yrs.
Other Property	Other		39,376	20,868	(33,209)	(695)	6,167	20,173	26,340	10,615	N/A	N/A
Richmond, VA
4900 Cox Road	Office		1,324	5,311	15	3,226	1,339	8,537	9,876	4,574	1991	5-40 yrs.
Colonnade Building	Office		1,364	6,105	—	2,401	1,364	8,506	9,870	3,059	2003	5-40 yrs.
Dominion Place - Pitts Parcel - Land	Office		1,101	—	(343)	—	758	—	758	—	N/A	N/A
Markel 4521	Office		1,581	13,299	168	(1,244)	1,749	12,055	13,804	5,213	1999	5-40 yrs.
Hamilton Beach/Proctor-Silex	Office		1,086	4,345	10	2,492	1,096	6,837	7,933	3,378	1986	5-40 yrs.

HIGHWOODS PROPERTIES, INC. HIGHWOODS REALTY LIMITED PARTNERSHIP SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

			Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Property Type	2017 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets (1)	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
Highwoods Commons	Office		521	—	458	3,793	979	3,793	4,772	1,766	1999	5-40 yrs.
Highwoods One	Office		1,688	—	22	13,763	1,710	13,763	15,473	6,148	1996	5-40 yrs.
Highwoods Two	Office		786	—	226	8,033	1,012	8,033	9,045	2,910	1997	5-40 yrs.
Highwoods Five	Office		783	—	11	7,296	794	7,296	8,090	2,790	1998	5-40 yrs.
Highwoods Plaza	Office		909	—	187	6,008	1,096	6,008	7,104	2,947	2000	5-40 yrs.
Innslake Center	Office		845	—	195	6,434	1,040	6,434	7,474	2,592	2001	5-40 yrs.
Highwoods Centre	Office		1,205	4,825	—	1,366	1,205	6,191	7,396	3,239	1990	5-40 yrs.
Markel 4501	Office		1,300	13,259	213	(4,135)	1,513	9,124	10,637	3,083	1998	5-40 yrs.
Markel 4600	Office		1,700	17,081	169	(3,607)	1,869	13,474	15,343	4,339	1989	5-40 yrs.
North Park	Office		2,163	8,659	6	2,582	2,169	11,241	13,410	5,988	1989	5-40 yrs.
North Shore Commons I	Office		951	—	17	12,510	968	12,510	13,478	5,053	2002	5-40 yrs.
North Shore Commons II	Office		2,067	—	(89)	11,030	1,978	11,030	13,008	2,884	2007	5-40 yrs.
North Shore Commons C - Land	Office		1,497	—	15	—	1,512	—	1,512	—	N/A	N/A
North Shore Commons D - Land	Office		1,261	—	—	—	1,261	—	1,261	—	N/A	N/A
Nuckols Corner Land	Office		1,259	—	203	—	1,462	—	1,462	—	N/A	N/A
One Shockoe Plaza	Office		—	—	356	17,440	356	17,440	17,796	8,138	1996	5-40 yrs.
Pavilion Land	Office		181	46	20	(46)	201	—	201	—	N/A	N/A
Lake Brook Commons	Office		1,600	8,864	21	2,211	1,621	11,075	12,696	3,925	1996	5-40 yrs.
Sadler & Cox Land	Office		1,535	—	343	—	1,878	—	1,878	—	N/A	N/A
Highwoods Three	Office		1,918	—	358	10,543	2,276	10,543	12,819	3,142	2005	5-40 yrs.
Stony Point I	Office		1,384	11,630	(267)	4,323	1,117	15,953	17,070	7,557	1990	5-40 yrs.
Stony Point II	Office		1,240	—	103	12,450	1,343	12,450	13,793	5,309	1999	5-40 yrs.
Stony Point III	Office		995	—	—	10,342	995	10,342	11,337	4,126	2002	5-40 yrs.
Stony Point IV	Office		955	—	—	11,065	955	11,065	12,020	3,244	2006	5-40 yrs.
Virginia Mutual	Office		1,301	6,036	15	1,481	1,316	7,517	8,833	3,237	1996	5-40 yrs.
Waterfront Plaza	Office		585	2,347	8	1,375	593	3,722	4,315	1,752	1988	5-40 yrs.
Innsbrook Center	Office		914	8,249	—	686	914	8,935	9,849	3,211	1987	5-40 yrs.
Tampa, FL
4200 Cypress	Office		2,673	16,470	—	4,519	2,673	20,989	23,662	4,881	1989	5-40 yrs.
Bayshore Place	Office		2,276	11,817	—	2,336	2,276	14,153	16,429	7,268	1990	5-40 yrs.
General Services Administration Building	Office		4,054	—	406	27,759	4,460	27,759	32,219	10,894	2005	5-40 yrs.

HIGHWOODS PROPERTIES, INC. HIGHWOODS REALTY LIMITED PARTNERSHIP SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

			Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Property Type	2017 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets (1)	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
Highwoods Preserve Building I	Office		991	—	—	26,283	991	26,283	27,274	9,874	1999	5-40 yrs.
Highwoods Preserve Building V	Office		881	—	—	25,398	881	25,398	26,279	11,752	2001	5-40 yrs.
Highwoods Bay Center I	Office		3,565	—	(64)	36,958	3,501	36,958	40,459	11,197	2007	5-40 yrs.
HIW Bay Center II - Land	Office		3,482	—	—	—	3,482	—	3,482	—	N/A	N/A
Highwoods Preserve Building VII	Office		790	—	—	12,498	790	12,498	13,288	3,362	2007	5-40 yrs.
HIW Preserve VII Garage	Office		—	—	—	6,797	—	6,797	6,797	1,853	2007	5-40 yrs.
Horizon	Office		—	6,257	—	4,255	—	10,512	10,512	4,903	1980	5-40 yrs.
LakePointe One	Office		2,106	89	—	45,339	2,106	45,428	47,534	21,659	1986	5-40 yrs.
LakePointe Two	Office		2,000	15,848	672	15,240	2,672	31,088	33,760	12,824	1999	5-40 yrs.
Lakeside	Office		—	7,369	—	6,593	—	13,962	13,962	5,367	1978	5-40 yrs.
Lakeside/Parkside Garage	Office		—	—	—	5,627	—	5,627	5,627	1,732	2004	5-40 yrs.
One Harbour Place	Office		2,016	25,252	—	11,046	2,016	36,298	38,314	14,189	1985	5-40 yrs.
Parkside	Office		—	9,407	—	3,768	—	13,175	13,175	6,964	1979	5-40 yrs.
Pavilion	Office		—	16,394	—	4,646	—	21,040	21,040	10,479	1982	5-40 yrs.
Pavilion Parking Garage	Office		—	—	—	5,731	—	5,731	5,731	2,585	1999	5-40 yrs.
Spectrum	Office		1,454	14,502	—	6,931	1,454	21,433	22,887	11,604	1984	5-40 yrs.
Tower Place	Office		3,218	19,898	—	4,849	3,218	24,747	27,965	12,579	1988	5-40 yrs.
Westshore Square	Office		1,126	5,186	—	1,466	1,126	6,652	7,778	3,334	1976	5-40 yrs.
Independence Park - Land	Office		4,943	—	4,833	2,227	9,776	2,227	12,003	47	N/A	N/A
Independence Park I	Office		2,531	4,526	—	5,270	2,531	9,796	12,327	3,330	1983	5-40 yrs.
Meridian I	Office		1,849	22,363	—	1,808	1,849	24,171	26,020	4,047	1984	5-40 yrs.
Meridian II	Office		1,302	19,588	—	3,002	1,302	22,590	23,892	3,580	1986	5-40 yrs.
Laser Spine Institute	Office		—	—	6,310	44,634	6,310	44,634	50,944	2,849	2016	5-40 yrs.
Suntrust Financial Centre	Office		1,980	102,138	—	12,016	1,980	114,154	116,134	8,162	1992	5-40 yrs.
Suntrust Financial Land	Office		2,225	—	—	—	2,225	—	2,225	—	N/A	N/A
			563,648	2,678,507	(1,701)	1,933,300	561,947	4,611,807	5,173,754	1,211,728

2017 Encumbrance Notes

(1)	The tax basis of aggregate land and buildings and tenant improvements as of December 31, 2017 is $4.8 billion.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Raleigh, State of North Carolina, on February 6, 2018.

Highwoods Properties, Inc.
By:	/s/ Edward J. Fritsch
Edward J. Fritsch
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ O. Temple Sloan, Jr.	Chairman of the Board of Directors	February 6, 2018
O. Temple Sloan, Jr.

/s/ Edward J. Fritsch	President, Chief Executive Officer and Director	February 6, 2018
Edward J. Fritsch

/s/ Charles A. Anderson	Director	February 6, 2018
Charles A. Anderson

/s/ Gene H. Anderson	Director	February 6, 2018
Gene H. Anderson

/s/ Carlos E. Evans	Director	February 6, 2018
Carlos E. Evans

/s/ David J. Hartzell	Director	February 6, 2018
David J. Hartzell

/s/ Sherry A. Kellett	Director	February 6, 2018
Sherry A. Kellett

/s/ Anne H. Lloyd	Director	February 6, 2018
Anne H. Lloyd

/s/ Mark F. Mulhern	Executive Vice President and Chief Financial Officer	February 6, 2018
Mark F. Mulhern

/s/ Daniel L. Clemmens	Vice President and Chief Accounting Officer	February 6, 2018
Daniel L. Clemmens

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Raleigh, State of North Carolina, on February 6, 2018.

Highwoods Realty Limited Partnership
By:	Highwoods Properties, Inc., its sole general partner
By:	/s/ Edward J. Fritsch
Edward J. Fritsch
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ O. Temple Sloan, Jr.	Chairman of the Board of Directors of the General Partner	February 6, 2018
O. Temple Sloan, Jr.

/s/ Edward J. Fritsch	President, Chief Executive Officer and Director of the General Partner	February 6, 2018
Edward J. Fritsch

/s/ Charles A. Anderson	Director of the General Partner	February 6, 2018
Charles A. Anderson

/s/ Gene H. Anderson	Director of the General Partner	February 6, 2018
Gene H. Anderson

/s/ Carlos E. Evans	Director of the General Partner	February 6, 2018
Carlos E. Evans

/s/ David J. Hartzell	Director of the General Partner	February 6, 2018
David J. Hartzell

/s/ Sherry A. Kellett	Director of the General Partner	February 6, 2018
Sherry A. Kellett

/s/ Anne H. Lloyd	Director of the General Partner	February 6, 2018
Anne H. Lloyd

/s/ Mark F. Mulhern	Executive Vice President and Chief Financial Officer of the General Partner	February 6, 2018
Mark F. Mulhern

/s/ Daniel L. Clemmens	Vice President and Chief Accounting Officer of the General Partner	February 6, 2018
Daniel L. Clemmens