Form 10-Q
period 2018-03-31
HIGHWOODS PROPERTIES INC; HIGHWOODS REALTY LTD PARTNERSHIP
filed 2018-04-24
CIK 921082, 941713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The Company had 103,421,754 shares of Common Stock outstanding as of April 17, 2018.

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

Certain information contained herein is presented as of April 17, 2018, the latest practicable date for financial information prior to the filing of this Quarterly Report.

This report combines the Quarterly Reports on Form 10-Q for the period ended March 31, 2018 of the Company and the Operating Partnership. We believe combining the quarterly reports into this single report results in the following benefits:

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

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2018

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HIGHWOODS PROPERTIES, INC.
Consolidated Balance Sheets
(Unaudited and in thousands, except share and per share data)

	March 31, 2018	December 31, 2017
Assets:
Real estate assets, at cost:
Land	$485,956	$485,956
Buildings and tenant improvements	4,617,003	4,590,490
Development in-process	131,671	88,452
Land held for development	125,841	74,765
	5,360,471	5,239,663
Less-accumulated depreciation	(1,239,383)	(1,202,424)
Net real estate assets	4,121,088	4,037,239
Real estate and other assets, net, held for sale	14,017	14,118
Cash and cash equivalents	31,034	3,272
Restricted cash	36,848	85,061
Accounts receivable, net of allowance of $784 and $753, respectively	22,943	24,397
Mortgages and notes receivable, net of allowance of $69 and $72, respectively	6,158	6,425
Accrued straight-line rents receivable, net of allowance of $909 and $819, respectively	206,698	200,131
Investments in and advances to unconsolidated affiliates	23,095	23,897
Deferred leasing costs, net of accumulated amortization of $146,909 and $143,512, respectively	196,302	200,679
Prepaid expenses and other assets, net of accumulated depreciation of $19,860 and $19,092, respectively	37,272	28,572
Total Assets	$4,695,455	$4,623,791
Liabilities, Noncontrolling Interests in the Operating Partnership and Equity:
Mortgages and notes payable, net	$2,112,584	$2,014,333
Accounts payable, accrued expenses and other liabilities	206,258	228,215
Total Liabilities	2,318,842	2,242,548
Commitments and contingencies
Noncontrolling interests in the Operating Partnership	123,113	144,009
Equity:
Preferred Stock, $.01 par value, 50,000,000 authorized shares;
8.625% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 28,887 and 28,892 shares issued and outstanding, respectively	28,887	28,892
Common Stock, $.01 par value, 200,000,000 authorized shares;
103,421,754 and 103,266,875 shares issued and outstanding, respectively	1,034	1,033
Additional paid-in capital	2,953,148	2,929,399
Distributions in excess of net income available for common stockholders	(762,642)	(747,344)
Accumulated other comprehensive income	15,609	7,838
Total Stockholders’ Equity	2,236,036	2,219,818
Noncontrolling interests in consolidated affiliates	17,464	17,416
Total Equity	2,253,500	2,237,234
Total Liabilities, Noncontrolling Interests in the Operating Partnership and Equity	$4,695,455	$4,623,791

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Income
(Unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017
Rental and other revenues	$180,438	$169,408
Operating expenses:
Rental property and other expenses	59,432	57,396
Depreciation and amortization	57,568	56,145
General and administrative	11,778	11,490
Total operating expenses	128,778	125,031
Interest expense:
Contractual	17,705	17,023
Amortization of debt issuance costs	686	840
	18,391	17,863
Other income:
Interest and other income	455	684
	455	684
Income before disposition of investment properties and activity in unconsolidated affiliates	33,724	27,198
Gains on disposition of property	—	5,332
Equity in earnings of unconsolidated affiliates	522	955
Net income	34,246	33,485
Net (income) attributable to noncontrolling interests in the Operating Partnership	(888)	(888)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(286)	(300)
Dividends on Preferred Stock	(623)	(623)
Net income available for common stockholders	$32,449	$31,674
Earnings per Common Share – basic:
Net income available for common stockholders	$0.31	$0.31
Weighted average Common Shares outstanding – basic	103,324	101,738
Earnings per Common Share – diluted:
Net income available for common stockholders	$0.31	$0.31
Weighted average Common Shares outstanding – diluted	106,165	104,661
Dividends declared per Common Share	$0.4625	$0.4400

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended March 31,
	2018	2017
Comprehensive income:
Net income	$34,246	$33,485
Other comprehensive income:
Unrealized gains on cash flow hedges	7,877	452
Amortization of cash flow hedges	(106)	484
Total other comprehensive income	7,771	936
Total comprehensive income	42,017	34,421
Less-comprehensive (income) attributable to noncontrolling interests	(1,174)	(1,188)
Comprehensive income attributable to common stockholders	$40,843	$33,233

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Equity
(Unaudited and in thousands, except share amounts)

	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Income	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2017	103,266,875	$1,033	$28,892	$2,929,399	$7,838	$17,416	$(747,344)	$2,237,234
Issuances of Common Stock, net of issuance costs and tax withholdings	(36,757)	—	—	(1,029)	—	—	—	(1,029)
Conversions of Common Units to Common Stock	19,196	—	—	902	—	—	—	902
Dividends on Common Stock		—	—	—	—	—	(47,747)	(47,747)
Dividends on Preferred Stock		—	—	—	—	—	(623)	(623)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	19,582	—	—	—	19,582
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(238)	—	(238)
Issuances of restricted stock	172,440	—	—	—	—	—	—	—
Redemptions/repurchases of Preferred Stock		—	(5)	—	—	—	—	(5)
Share-based compensation expense, net of forfeitures	—	1	—	4,294	—	—	—	4,295
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(888)	(888)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	286	(286)	—
Comprehensive income:
Net income		—	—	—	—	—	34,246	34,246
Other comprehensive income		—	—	—	7,771	—	—	7,771
Total comprehensive income								42,017
Balance at March 31, 2018	103,421,754	$1,034	$28,887	$2,953,148	$15,609	$17,464	$(762,642)	$2,253,500

	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Income	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2016	101,665,554	$1,017	$28,920	$2,850,881	$4,949	$17,961	$(749,412)	$2,154,316
Issuances of Common Stock, net of issuance costs and tax withholdings	239,817	2	—	9,132	—	—	—	9,134
Conversions of Common Units to Common Stock	2,000	—	—	102	—	—	—	102
Dividends on Common Stock		—	—	—	—	—	(44,917)	(44,917)
Dividends on Preferred Stock		—	—	—	—	—	(623)	(623)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	4,972	—	—	—	4,972
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(466)	—	(466)
Issuances of restricted stock	110,748	—	—	—	—	—	—	—
Redemptions/repurchases of Preferred Stock		—	(15)	—	—	—	—	(15)
Share-based compensation expense, net of forfeitures	—	1	—	3,782	—	—	—	3,783
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(888)	(888)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	300	(300)	—
Comprehensive income:
Net income		—	—	—	—	—	33,485	33,485
Other comprehensive income		—	—	—	936	—	—	936
Total comprehensive income								34,421
Balance at March 31, 2017	102,018,119	$1,020	$28,905	$2,868,869	$5,885	$17,795	$(762,655)	$2,159,819

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Three Months Ended March 31,
	2018	2017
Operating activities:
Net income	$34,246	$33,485
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,568	56,145
Amortization of lease incentives and acquisition-related intangible assets and liabilities	(509)	(10)
Share-based compensation expense	4,295	3,783
Allowance for losses on accounts and accrued straight-line rents receivable	227	61
Accrued interest on mortgages and notes receivable	(112)	(132)
Amortization of debt issuance costs	686	840
Amortization of cash flow hedges	(106)	484
Amortization of mortgages and notes payable fair value adjustments	317	(30)
Net gains on disposition of property	—	(5,332)
Equity in earnings of unconsolidated affiliates	(522)	(955)
Distributions of earnings from unconsolidated affiliates	881	2,431
Settlement of cash flow hedges	7,216	7,322
Changes in operating assets and liabilities:
Accounts receivable	3,288	3,922
Prepaid expenses and other assets	(7,692)	(5,959)
Accrued straight-line rents receivable	(6,619)	(6,185)
Accounts payable, accrued expenses and other liabilities	(14,636)	(20,951)
Net cash provided by operating activities	78,528	68,919
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	(50,649)	—
Investments in development in-process	(42,438)	(59,408)
Investments in tenant improvements and deferred leasing costs	(33,071)	(24,649)
Investments in building improvements	(19,293)	(17,194)
Net proceeds from disposition of real estate assets	—	11,532
Distributions of capital from unconsolidated affiliates	105	6,512
Repayments of mortgages and notes receivable	379	1,178
Changes in other investing activities	(586)	(1,596)
Net cash used in investing activities	(145,553)	(83,625)
Financing activities:
Dividends on Common Stock	(47,747)	(44,917)
Special dividend on Common Stock	—	(81,205)
Redemptions/repurchases of Preferred Stock	(5)	(15)
Dividends on Preferred Stock	(623)	(623)
Distributions to noncontrolling interests in the Operating Partnership	(1,300)	(1,249)
Special distribution to noncontrolling interests in the Operating Partnership	—	(2,271)
Distributions to noncontrolling interests in consolidated affiliates	(238)	(466)
Proceeds from the issuance of Common Stock	561	13,191
Costs paid for the issuance of Common Stock	(46)	(250)
Repurchase of shares related to tax withholdings	(1,544)	(3,807)
Borrowings on revolving credit facility	32,000	200,300
Repayments of revolving credit facility	(277,000)	(69,300)
Borrowings on mortgages and notes payable	345,863	346,001
Repayments of mortgages and notes payable	(444)	(380,261)
Changes in debt issuance costs and other financing activities	(2,903)	(4,894)
Net cash provided by/(used in) financing activities	46,574	(29,766)
Net decrease in cash and cash equivalents and restricted cash	$(20,451)	$(44,472)
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows – Continued
(Unaudited and in thousands)

	Three Months Ended March 31,
	2018	2017
Net decrease in cash and cash equivalents and restricted cash	$(20,451)	$(44,472)
Cash and cash equivalents and restricted cash at beginning of the period	88,333	78,631
Cash and cash equivalents and restricted cash at end of the period	$67,882	$34,159

Reconciliation of cash and cash equivalents and restricted cash:

	Three Months Ended March 31,
	2018	2017
Cash and cash equivalents at end of the period	$31,034	$4,918
Restricted cash at end of the period	36,848	29,241
Cash and cash equivalents and restricted cash at end of the period	$67,882	$34,159

Supplemental disclosure of cash flow information:

	Three Months Ended March 31,
	2018	2017
Cash paid for interest, net of amounts capitalized	$15,986	$18,909

Supplemental disclosure of non-cash investing and financing activities:

	Three Months Ended March 31,
	2018	2017
Unrealized gains on cash flow hedges	$7,877	$452
Conversions of Common Units to Common Stock	902	102
Changes in accrued capital expenditures	(7,333)	(6,741)
Write-off of fully depreciated real estate assets	10,511	10,649
Write-off of fully amortized leasing costs	7,112	10,091
Write-off of fully amortized debt issuance costs	—	3,161
Adjustment of noncontrolling interests in the Operating Partnership to fair value	(19,582)	(4,972)

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Balance Sheets
(Unaudited and in thousands, except unit and per unit data)

	March 31, 2018	December 31, 2017
Assets:
Real estate assets, at cost:
Land	$485,956	$485,956
Buildings and tenant improvements	4,617,003	4,590,490
Development in-process	131,671	88,452
Land held for development	125,841	74,765
	5,360,471	5,239,663
Less-accumulated depreciation	(1,239,383)	(1,202,424)
Net real estate assets	4,121,088	4,037,239
Real estate and other assets, net, held for sale	14,017	14,118
Cash and cash equivalents	31,034	3,272
Restricted cash	36,848	85,061
Accounts receivable, net of allowance of $784 and $753, respectively	22,943	24,397
Mortgages and notes receivable, net of allowance of $69 and $72, respectively	6,158	6,425
Accrued straight-line rents receivable, net of allowance of $909 and $819, respectively	206,698	200,131
Investments in and advances to unconsolidated affiliates	23,095	23,897
Deferred leasing costs, net of accumulated amortization of $146,909 and $143,512, respectively	196,302	200,679
Prepaid expenses and other assets, net of accumulated depreciation of $19,860 and $19,092, respectively	37,272	28,572
Total Assets	$4,695,455	$4,623,791
Liabilities, Redeemable Operating Partnership Units and Capital:
Mortgages and notes payable, net	$2,112,584	$2,014,333
Accounts payable, accrued expenses and other liabilities	206,258	228,215
Total Liabilities	2,318,842	2,242,548
Commitments and contingencies
Redeemable Operating Partnership Units:
Common Units, 2,809,508 and 2,828,704 outstanding, respectively	123,113	144,009
Series A Preferred Units (liquidation preference $1,000 per unit), 28,887 and 28,892 units issued and outstanding, respectively	28,887	28,892
Total Redeemable Operating Partnership Units	152,000	172,901
Capital:
Common Units:
General partner Common Units, 1,058,225 and 1,056,868 outstanding, respectively	21,915	21,830
Limited partner Common Units, 101,954,720 and 101,801,198 outstanding, respectively	2,169,625	2,161,258
Accumulated other comprehensive income	15,609	7,838
Noncontrolling interests in consolidated affiliates	17,464	17,416
Total Capital	2,224,613	2,208,342
Total Liabilities, Redeemable Operating Partnership Units and Capital	$4,695,455	$4,623,791

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Income
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended March 31,
	2018	2017
Rental and other revenues	$180,438	$169,408
Operating expenses:
Rental property and other expenses	59,432	57,396
Depreciation and amortization	57,568	56,145
General and administrative	11,778	11,490
Total operating expenses	128,778	125,031
Interest expense:
Contractual	17,705	17,023
Amortization of debt issuance costs	686	840
	18,391	17,863
Other income:
Interest and other income	455	684
	455	684
Income before disposition of investment properties and activity in unconsolidated affiliates	33,724	27,198
Gains on disposition of property	—	5,332
Equity in earnings of unconsolidated affiliates	522	955
Net income	34,246	33,485
Net (income) attributable to noncontrolling interests in consolidated affiliates	(286)	(300)
Distributions on Preferred Units	(623)	(623)
Net income available for common unitholders	$33,337	$32,562
Earnings per Common Unit – basic:
Net income available for common unitholders	$0.32	$0.31
Weighted average Common Units outstanding – basic	105,730	104,167
Earnings per Common Unit – diluted:
Net income available for common unitholders	$0.32	$0.31
Weighted average Common Units outstanding – diluted	105,756	104,252
Distributions declared per Common Unit	$0.4625	$0.4400

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended March 31,
	2018	2017
Comprehensive income:
Net income	$34,246	$33,485
Other comprehensive income:
Unrealized gains on cash flow hedges	7,877	452
Amortization of cash flow hedges	(106)	484
Total other comprehensive income	7,771	936
Total comprehensive income	42,017	34,421
Less-comprehensive (income) attributable to noncontrolling interests	(286)	(300)
Comprehensive income attributable to common unitholders	$41,731	$34,121

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Capital
(Unaudited and in thousands)

	Common Units		Accumulated Other Comprehensive Income	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2017	$21,830	$2,161,258	$7,838	$17,416	$2,208,342
Issuances of Common Units, net of issuance costs and tax withholdings	(10)	(1,019)	—	—	(1,029)
Distributions on Common Units	(488)	(48,370)	—	—	(48,858)
Distributions on Preferred Units	(6)	(617)	—	—	(623)
Share-based compensation expense, net of forfeitures	43	4,252	—	—	4,295
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(238)	(238)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	207	20,500	—	—	20,707
Net (income) attributable to noncontrolling interests in consolidated affiliates	(3)	(283)	—	286	—
Comprehensive income:
Net income	342	33,904	—	—	34,246
Other comprehensive income	—	—	7,771	—	7,771
Total comprehensive income					42,017
Balance at March 31, 2018	$21,915	$2,169,625	$15,609	$17,464	$2,224,613

	Common Units		Accumulated Other Comprehensive Income	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2016	$21,023	$2,081,463	$4,949	$17,961	$2,125,396
Issuances of Common Units, net of issuance costs and tax withholdings	91	9,043	—	—	9,134
Distributions on Common Units	(460)	(45,526)	—	—	(45,986)
Distributions on Preferred Units	(6)	(617)	—	—	(623)
Share-based compensation expense, net of forfeitures	38	3,745	—	—	3,783
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(466)	(466)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	52	5,203	—	—	5,255
Net (income) attributable to noncontrolling interests in consolidated affiliates	(3)	(297)	—	300	—
Comprehensive income:
Net income	335	33,150	—	—	33,485
Other comprehensive income	—	—	936	—	936
Total comprehensive income					34,421
Balance at March 31, 2017	$21,070	$2,086,164	$5,885	$17,795	$2,130,914

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Three Months Ended March 31,
	2018	2017
Operating activities:
Net income	$34,246	$33,485
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,568	56,145
Amortization of lease incentives and acquisition-related intangible assets and liabilities	(509)	(10)
Share-based compensation expense	4,295	3,783
Allowance for losses on accounts and accrued straight-line rents receivable	227	61
Accrued interest on mortgages and notes receivable	(112)	(132)
Amortization of debt issuance costs	686	840
Amortization of cash flow hedges	(106)	484
Amortization of mortgages and notes payable fair value adjustments	317	(30)
Net gains on disposition of property	—	(5,332)
Equity in earnings of unconsolidated affiliates	(522)	(955)
Distributions of earnings from unconsolidated affiliates	881	2,431
Settlement of cash flow hedges	7,216	7,322
Changes in operating assets and liabilities:
Accounts receivable	3,288	3,922
Prepaid expenses and other assets	(7,692)	(5,959)
Accrued straight-line rents receivable	(6,619)	(6,185)
Accounts payable, accrued expenses and other liabilities	(14,636)	(20,951)
Net cash provided by operating activities	78,528	68,919
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	(50,649)	—
Investments in development in-process	(42,438)	(59,408)
Investments in tenant improvements and deferred leasing costs	(33,071)	(24,649)
Investments in building improvements	(19,293)	(17,194)
Net proceeds from disposition of real estate assets	—	11,532
Distributions of capital from unconsolidated affiliates	105	6,512
Repayments of mortgages and notes receivable	379	1,178
Changes in other investing activities	(586)	(1,596)
Net cash used in investing activities	(145,553)	(83,625)
Financing activities:
Distributions on Common Units	(48,858)	(45,986)
Special distribution on Common Units	—	(83,149)
Redemptions/repurchases of Preferred Units	(5)	(15)
Distributions on Preferred Units	(623)	(623)
Distributions to noncontrolling interests in consolidated affiliates	(238)	(466)
Proceeds from the issuance of Common Units	561	13,191
Costs paid for the issuance of Common Units	(46)	(250)
Repurchase of units related to tax withholdings	(1,544)	(3,807)
Borrowings on revolving credit facility	32,000	200,300
Repayments of revolving credit facility	(277,000)	(69,300)
Borrowings on mortgages and notes payable	345,863	346,001
Repayments of mortgages and notes payable	(444)	(380,261)
Changes in debt issuance costs and other financing activities	(3,092)	(5,401)
Net cash provided by/(used in) financing activities	46,574	(29,766)
Net decrease in cash and cash equivalents and restricted cash	$(20,451)	$(44,472)
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows - Continued
(Unaudited and in thousands)

	Three Months Ended March 31,
	2018	2017
Net decrease in cash and cash equivalents and restricted cash	$(20,451)	$(44,472)
Cash and cash equivalents and restricted cash at beginning of the period	88,333	78,631
Cash and cash equivalents and restricted cash at end of the period	$67,882	$34,159

Reconciliation of cash and cash equivalents and restricted cash:

	Three Months Ended March 31,
	2018	2017
Cash and cash equivalents at end of the period	$31,034	$4,918
Restricted cash at end of the period	36,848	29,241
Cash and cash equivalents and restricted cash at end of the period	$67,882	$34,159

Supplemental disclosure of cash flow information:

	Three Months Ended March 31,
	2018	2017
Cash paid for interest, net of amounts capitalized	$15,986	$18,909

Supplemental disclosure of non-cash investing and financing activities:

	Three Months Ended March 31,
	2018	2017
Unrealized gains on cash flow hedges	$7,877	$452
Changes in accrued capital expenditures	(7,333)	(6,741)
Write-off of fully depreciated real estate assets	10,511	10,649
Write-off of fully amortized leasing costs	7,112	10,091
Write-off of fully amortized debt issuance costs	—	3,161
Adjustment of Redeemable Common Units to fair value	(20,896)	(5,435)

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(tabular dollar amounts in thousands, except per share and per unit data)
(Unaudited)

1.    Description of Business and Significant Accounting Policies

Description of Business

Highwoods Properties, Inc. (the “Company”) is a fully integrated real estate investment trust (“REIT”) that provides leasing, management, development, construction and other customer-related services for its properties and for third parties. The Company conducts its activities through Highwoods Realty Limited Partnership (the “Operating Partnership”). At March 31, 2018, we owned or had an interest in 30.7 million rentable square feet of in-service properties, 1.5 million rentable square feet of properties under development and approximately 400 acres of development land.

The Company is the sole general partner of the Operating Partnership. At March 31, 2018, the Company owned all of the Preferred Units and 103.0 million, or 97.4%, of the Common Units in the Operating Partnership. Limited partners owned the remaining 2.8 million Common Units. During the three months ended March 31, 2018, the Company redeemed 19,196 Common Units for a like number of shares of Common Stock.

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

The unaudited interim consolidated financial statements and accompanying unaudited consolidated financial information, in the opinion of management, contain all adjustments (including normal recurring accruals) necessary for a fair presentation of our financial position, results of operations and cash flows. We have condensed or omitted certain notes and other information from the interim Consolidated Financial Statements presented in this Quarterly Report as permitted by SEC rules and regulations. These Consolidated Financial Statements should be read in conjunction with our 2017 Annual Report on Form 10-K.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in our Consolidated Financial Statements and accompanying notes. Actual results could differ from those estimates.

Insurance

Beginning in 2018, we are primarily self-insured for health care claims for eligible participating employees. We have stop-loss coverage to limit our exposure to significant claims on a per claim and annual aggregate basis. We determine our liabilities for claims, including incurred but not reported losses, based on all relevant information, including actuarial estimates of claim liabilities. At March 31, 2018, a reserve of $0.4 million was recorded to cover estimated reported and unreported claims.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

1.    Description of Business and Significant Accounting Policies – Continued

Recently Issued Accounting Standards

The Financial Accounting Standards Board ("FASB") issued an accounting standards update ("ASU") which superseded the revenue recognition requirements under previous guidance. We adopted the ASU on January 1, 2018. Several updates have been issued subsequently which were intended to promote a more consistent interpretation and application of the principles outlined in the ASU. The ASU requires the use of a new five-step model to recognize revenue from contracts with customers. The five-step model requires that we identify the contract with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when we satisfy the performance obligations. We are also required to disclose information regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In analyzing our contracts with customers, we determined that the most material potential impact from the adoption of this ASU would be in how revenue is recognized for sales of real estate with continuing involvement. Prior to the adoption of this ASU, profit for such sales transactions was recognized and then reduced by the maximum exposure to loss related to the nature of the continuing involvement at the time of sale. Upon adoption of this ASU, any continuing involvement must be analyzed as a separate performance obligation in the contract and a portion of the sales price allocated to each performance obligation. When the continuing involvement performance obligation is satisfied, the sales price allocated to it will be recognized. We had no sales of real estate with continuing involvement during the first quarter of 2018 or prior periods; however, we will use such methodology for any future real estate sales with continuing involvement. Our internal controls with respect to accounting for such sales have been updated accordingly. The adoption of this ASU resulted in no other changes with respect to the timing of revenue recognition or internal controls related to our other contracts with customers which include primarily management, development and construction fees and transient parking income, all of which are not material to our Consolidated Financial Statements. As such, there is no cumulative-effect adjustment from the adoption of this ASU reflected in our Consolidated Financial Statements.

The FASB issued an ASU that requires entities to show changes in total cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning of period and end of period balances rather than presented as transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. We adopted the ASU as of January 1, 2018 with retrospective application to our Consolidated Statements of Cash Flows. Accordingly, our Consolidated Statements of Cash Flows present a reconciliation of the changes in cash and cash equivalents and restricted cash. The effect of the adoption resulted in a $0.1 million decrease in net cash used in investing activities for the three months ended March 31, 2017. Restricted cash represents cash deposits that are legally restricted or held by third parties on our behalf, such as construction-related escrows, property disposition proceeds set aside and designated or intended to fund future tax-deferred exchanges of qualifying real estate investments, escrows and reserves for debt service, real estate taxes and property insurance established pursuant to certain mortgage financing arrangements and any deposits made with lenders to unencumber secured properties.

The FASB issued an ASU that clarifies and narrows the definition of a business used in determining whether to account for a transaction as an asset acquisition or business combination. The guidance requires evaluation of the fair value of the assets acquired to determine if it is concentrated in a single identifiable asset or a group of similar identifiable assets. If so, the transferred assets would not be a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs. We adopted the ASU prospectively as of January 1, 2018. We expect that the majority of our future acquisitions would not meet the definition of a business; therefore, the related acquisition costs would be capitalized as part of the purchase price.

The FASB issued an ASU that clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The guidance requires modification accounting if the value, vesting conditions or classification of the award changes. We adopted the ASU as of January 1, 2018 with no effect on our Consolidated Financial Statements.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

1.    Description of Business and Significant Accounting Policies – Continued

The FASB issued an ASU which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. We are continuing to conduct our analysis of the impact of the guidance on our Consolidated Financial Statements and have an active project team working on the evaluation and implementation of the guidance. We continue to monitor FASB activity with respect to possible amendments to this ASU, particularly the FASB’s recent vote to provide an optional practical expedient to lessors that removes the requirement to separate lease and non-lease components when the pattern of recognition of those components are the same and, when combined as a single unit, those would be classified as operating leases. Should the proposed amendment be issued, we expect to elect the practical expedient as our initial analysis of our leases indicates that the pattern of recognition of our material non-lease components (primarily cost recovery income) are the same as the lease components and will not require the use of the five-step revenue recognition model discussed above. We currently believe that the adoption of the ASU will not significantly change the accounting for operating leases on our Consolidated Balance Sheets where we are the lessor, and that such leases will be accounted for in a similar method to existing standards with the underlying leased asset being reported and recognized as a real estate asset. In addition, the guidance requires lessors to capitalize and amortize only incremental direct leasing costs. As a result, upon the adoption of the ASU, we will no longer be able to capitalize and amortize certain leasing related costs and instead will expense these costs as incurred. We are in the process of evaluating the impact to our results of operations of expensing such costs. The ASU is required to be adopted in 2019 using a modified retrospective approach which requires a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Leases where we are the lessee include primarily our operating ground leases which are not material to our Consolidated Financial Statements. We will continue to refine our evaluation and finalize our implementation plan throughout 2018.

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

2.    Real Estate Assets

During the first quarter of 2018, we acquired two development parcels totaling approximately nine acres in Nashville for an aggregate purchase price, including capitalized acquisition costs, of $50.6 million.

3.    Mortgages and Notes Receivable

Mortgages and notes receivable were $6.2 million and $6.4 million at March 31, 2018 and December 31, 2017, respectively. We evaluate the ability to collect our mortgages and notes receivable by monitoring the leasing statistics and/or market fundamentals of these assets. As of March 31, 2018, our mortgages and notes receivable were not in default and there were no other indicators of impairment.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

4.    Intangible Assets and Below Market Lease Liabilities

The following table sets forth total intangible assets and acquisition-related below market lease liabilities, net of accumulated amortization:

	March 31, 2018	December 31, 2017
Assets:
Deferred leasing costs (including lease incentives and above market lease and in-place lease acquisition-related intangible assets)	$343,211	$344,191
Less accumulated amortization	(146,909)	(143,512)
	$196,302	$200,679
Liabilities (in accounts payable, accrued expenses and other liabilities):
Acquisition-related below market lease liabilities	$59,646	$59,947
Less accumulated amortization	(29,436)	(28,214)
	$30,210	$31,733

The following table sets forth amortization of intangible assets and below market lease liabilities:

	Three Months Ended March 31,
	2018	2017
Amortization of deferred leasing costs and acquisition-related intangible assets (in depreciation and amortization)	$9,495	$10,619
Amortization of lease incentives (in rental and other revenues)	$429	$397
Amortization of acquisition-related intangible assets (in rental and other revenues)	$448	$1,036
Amortization of acquisition-related intangible assets (in rental property and other expenses)	$137	$137
Amortization of acquisition-related below market lease liabilities (in rental and other revenues)	$(1,523)	$(1,580)

The following table sets forth scheduled future amortization of intangible assets and below market lease liabilities:

	Amortization of Deferred Leasing Costs and Acquisition-Related Intangible Assets (in Depreciation and Amortization)	Amortization of Lease Incentives (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental Property and Other Expenses)	Amortization of Acquisition-Related Below Market Lease Liabilities (in Rental and Other Revenues)
April 1 through December 31, 2018	$27,309	$1,218	$1,213	$416	$(4,414)
2019	31,646	1,503	1,273	553	(5,446)
2020	27,150	1,227	959	518	(5,186)
2021	22,748	1,002	632	—	(4,377)
2022	18,565	788	462	—	(3,264)
Thereafter	51,453	4,259	1,408	—	(7,523)
	$178,871	$9,997	$5,947	$1,487	$(30,210)
Weighted average remaining amortization periods as of March 31, 2018 (in years)	7.6	9.8	6.5	2.7	6.4

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

5.    Mortgages and Notes Payable

The following table sets forth our mortgages and notes payable:

	March 31, 2018	December 31, 2017
Secured indebtedness	$98,537	$98,981
Unsecured indebtedness	2,024,685	1,923,513
Less-unamortized debt issuance costs	(10,638)	(8,161)
Total mortgages and notes payable, net	$2,112,584	$2,014,333

At March 31, 2018, our secured mortgage loans were collateralized by real estate assets with an aggregate undepreciated book value of $147.6 million.

Our $600.0 million unsecured revolving credit facility is scheduled to mature in January 2022 and includes an accordion feature that allows for an additional $400.0 million of borrowing capacity subject to additional lender commitments. Assuming no defaults have occurred, we have an option to extend the maturity for two additional six-month periods. The interest rate at our current credit ratings is LIBOR plus 100 basis points and the annual facility fee is 20 basis points. There were no amounts outstanding under our revolving credit facility at March 31, 2018. There was $172.0 million outstanding under our revolving credit facility at April 17, 2018. At both March 31, 2018 and April 17, 2018, we had $0.5 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at March 31, 2018 and April 17, 2018 was $599.5 million and $427.5 million, respectively.

During the first quarter of 2018, the Operating Partnership issued $350.0 million aggregate principal amount of 4.125% notes due 2028, less original issuance discount of $4.1 million. These notes were priced to yield 4.271%. Underwriting fees and other expenses were incurred that aggregated $2.9 million; these costs were deferred and will be amortized over the term of the notes.

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

During 2017, we entered into $150.0 million notional amount of forward-starting swaps that effectively locked the underlying 10-year treasury rate at 2.44% with respect to a planned issuance of debt securities by the Operating Partnership. Upon issuance of the $350.0 million aggregate principal amount of 4.125% notes due 2028 during the first quarter of 2018, we terminated the forward-starting swaps resulting in an unrealized gain of $7.0 million in accumulated other comprehensive income and a gain of $0.2 million of hedge ineffectiveness in interest expense.

The counterparties under our swaps are major financial institutions. The swap agreements contain a provision whereby if we default on certain of our indebtedness and which default results in repayment of such indebtedness being, or becoming capable of being, accelerated by the lender, then we could also be declared in default on our swaps.

Our interest rate swaps have been designated as and are being accounted for as cash flow hedges with the effective portion of changes in fair value recorded in other comprehensive income each reporting period. No significant gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on our cash flow hedges during the three months ended March 31, 2018 and 2017. We have no collateral requirements related to our interest rate swaps.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our debt. During the period from April 1, 2018 through March 31, 2019, we estimate that $2.4 million will be reclassified as a decrease to interest expense.

The following table sets forth the fair value of our derivatives:

	March 31, 2018	December 31, 2017
Derivatives:
Derivatives designated as cash flow hedges in prepaid expenses and other assets:
Interest rate swaps	$2,179	$1,286

The following table sets forth the effect of our cash flow hedges on accumulated other comprehensive income and interest expense:

	Three Months Ended March 31,
	2018	2017
Derivatives Designated as Cash Flow Hedges:
Amount of unrealized gains recognized in accumulated other comprehensive income on derivatives (effective portion):
Interest rate swaps	$7,877	$452
Amount of (gains)/losses reclassified out of accumulated other comprehensive income into contractual interest expense (effective portion):
Interest rate swaps	$(106)	$484

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

7.	Noncontrolling Interests

Noncontrolling Interests in Consolidated Affiliates

At March 31, 2018, our noncontrolling interests in consolidated affiliates relate to our joint venture partner's 50.0% interest in office properties in Richmond. Our joint venture partner is an unrelated third party.

Noncontrolling Interests in the Operating Partnership

The following table sets forth the Company's noncontrolling interests in the Operating Partnership:

	Three Months Ended March 31,
	2018	2017
Beginning noncontrolling interests in the Operating Partnership	$144,009	$144,802
Adjustment of noncontrolling interests in the Operating Partnership to fair value	(19,582)	(4,972)
Conversions of Common Units to Common Stock	(902)	(102)
Net income attributable to noncontrolling interests in the Operating Partnership	888	888
Distributions to noncontrolling interests in the Operating Partnership	(1,300)	(1,249)
Total noncontrolling interests in the Operating Partnership	$123,113	$139,367

The following table sets forth net income available for common stockholders and transfers from the Company's noncontrolling interests in the Operating Partnership:

	Three Months Ended March 31,
	2018	2017
Net income available for common stockholders	$32,449	$31,674
Increase in additional paid in capital from conversions of Common Units to Common Stock	902	102
Change from net income available for common stockholders and transfers from noncontrolling interests	$33,351	$31,776

8.	Disclosure About Fair Value of Financial Instruments

The following summarizes the levels of inputs that we use to measure fair value.

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

Our Level 2 assets include the fair value of our mortgages and notes receivable and interest rate swaps. Our Level 2 liabilities include the fair value of our mortgages and notes payable.

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

		Level 1	Level 2
	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs
Fair Value at March 31, 2018:
Assets:
Mortgages and notes receivable, at fair value (1)	$6,158	$—	$6,158
Interest rate swaps (in prepaid expenses and other assets)	2,179	—	2,179
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	2,376	2,376	—
Total Assets	$10,713	$2,376	$8,337
Noncontrolling Interests in the Operating Partnership	$123,113	$123,113	$—
Liabilities:
Mortgages and notes payable, net, at fair value (1)	$2,090,232	$—	$2,090,232
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	2,376	2,376	—
Total Liabilities	$2,092,608	$2,376	$2,090,232

Fair Value at December 31, 2017:
Assets:
Mortgages and notes receivable, at fair value (1)	$6,425	$—	$6,425
Interest rate swaps (in prepaid expenses and other assets)	1,286	—	1,286
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	2,388	2,388	—
Total Assets	$10,099	$2,388	$7,711
Noncontrolling Interests in the Operating Partnership	$144,009	$144,009	$—
Liabilities:
Mortgages and notes payable, net, at fair value (1)	$2,015,689	$—	$2,015,689
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	2,388	2,388	—
Total Liabilities	$2,018,077	$2,388	$2,015,689
__________
(1)    Amounts recorded at historical cost on our Consolidated Balance Sheets at March 31, 2018 and December 31, 2017.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

9.	Share-Based Payments

During the three months ended March 31, 2018, the Company granted 94,984 shares of time-based restricted stock and 77,456 shares of total return-based restricted stock with weighted average grant date fair values per share of $43.01 and $40.81, respectively. We recorded share-based compensation expense of $4.3 million and $3.8 million during the three months ended March 31, 2018 and 2017, respectively. At March 31, 2018, there was $8.1 million of total unrecognized share-based compensation costs, which will be recognized over a weighted average remaining contractual term of 2.7 years.

10.	Accumulated Other Comprehensive Income

The following table sets forth the components of accumulated other comprehensive income:

	Three Months Ended March 31,
	2018	2017
Cash flow hedges:
Beginning balance	$7,838	$4,949
Unrealized gains on cash flow hedges	7,877	452
Amortization of cash flow hedges (1)	(106)	484
Total accumulated other comprehensive income	$15,609	$5,885
__________
(1)    Amounts reclassified out of accumulated other comprehensive income into contractual interest expense.

11.	Real Estate and Other Assets Held For Sale

The following table sets forth the assets held for sale at March 31, 2018 and December 31, 2017, which are considered non-core:

	March 31, 2018	December 31, 2017
Assets:
Land	$870	$870
Buildings and tenant improvements	21,318	21,318
Land held for development	355	355
Less-accumulated depreciation	(9,304)	(9,304)
Net real estate assets	13,239	13,239
Accrued straight-line rents receivable	475	591
Deferred leasing costs, net	255	253
Prepaid expenses and other assets	48	35
Real estate and other assets, net, held for sale	$14,017	$14,118

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

12.	Earnings Per Share and Per Unit

The following table sets forth the computation of basic and diluted earnings per share of the Company:

	Three Months Ended March 31,
	2018	2017
Earnings per Common Share - basic:
Numerator:
Net income	$34,246	$33,485
Net (income) attributable to noncontrolling interests in the Operating Partnership	(888)	(888)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(286)	(300)
Dividends on Preferred Stock	(623)	(623)
Net income available for common stockholders	$32,449	$31,674
Denominator:
Denominator for basic earnings per Common Share – weighted average shares	103,324	101,738
Net income available for common stockholders	$0.31	$0.31
Earnings per Common Share - diluted:
Numerator:
Net income	$34,246	$33,485
Net (income) attributable to noncontrolling interests in consolidated affiliates	(286)	(300)
Dividends on Preferred Stock	(623)	(623)
Net income available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	$33,337	$32,562
Denominator:
Denominator for basic earnings per Common Share – weighted average shares	103,324	101,738
Add:
Stock options using the treasury method	26	85
Noncontrolling interests Common Units	2,815	2,838
Denominator for diluted earnings per Common Share – adjusted weighted average shares and assumed conversions (1)	106,165	104,661
Net income available for common stockholders	$0.31	$0.31
__________

(1)	Includes all unvested restricted stock where dividends on such restricted stock are non-forfeitable.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

12.	Earnings Per Share and Per Unit - Continued

The following table sets forth the computation of basic and diluted earnings per unit of the Operating Partnership:

	Three Months Ended March 31,
	2018	2017
Earnings per Common Unit - basic:
Numerator:
Net income	$34,246	$33,485
Net (income) attributable to noncontrolling interests in consolidated affiliates	(286)	(300)
Distributions on Preferred Units	(623)	(623)
Net income available for common unitholders	$33,337	$32,562
Denominator:
Denominator for basic earnings per Common Unit – weighted average units	105,730	104,167
Net income available for common unitholders	$0.32	$0.31
Earnings per Common Unit - diluted:
Numerator:
Net income	$34,246	$33,485
Net (income) attributable to noncontrolling interests in consolidated affiliates	(286)	(300)
Distributions on Preferred Units	(623)	(623)
Net income available for common unitholders	$33,337	$32,562
Denominator:
Denominator for basic earnings per Common Unit – weighted average units	105,730	104,167
Add:
Stock options using the treasury method	26	85
Denominator for diluted earnings per Common Unit – adjusted weighted average units and assumed conversions (1)	105,756	104,252
Net income available for common unitholders	$0.32	$0.31
__________

(1)	Includes all unvested restricted stock where distributions on such restricted stock are non-forfeitable.

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

	Three Months Ended March 31,
	2018	2017
Rental and Other Revenues:
Office:
Atlanta	$35,483	$34,209
Greensboro	6,026	5,302
Memphis	10,208	11,795
Nashville	30,723	23,690
Orlando	13,300	12,438
Pittsburgh	15,282	14,849
Raleigh	29,804	29,546
Richmond	11,049	10,942
Tampa	25,425	23,256
Total Office Segment	177,300	166,027
Other	3,138	3,381
Total Rental and Other Revenues	$180,438	$169,408

Net Operating Income:
Office:
Atlanta	$22,670	$22,006
Greensboro	4,011	3,358
Memphis	6,645	7,272
Nashville	21,983	16,624
Orlando	8,263	7,578
Pittsburgh	8,971	8,625
Raleigh	21,872	21,465
Richmond	7,581	7,621
Tampa	16,760	15,122
Total Office Segment	118,756	109,671
Other	2,250	2,341
Total Net Operating Income	121,006	112,012
Reconciliation to income before disposition of investment properties and activity in unconsolidated affiliates:
Depreciation and amortization	(57,568)	(56,145)
General and administrative expenses	(11,778)	(11,490)
Interest expense	(18,391)	(17,863)
Other income	455	684
Income before disposition of investment properties and activity in unconsolidated affiliates	$33,724	$27,198

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

14.	Subsequent Events

On April 16, 2018, we paid off at maturity $200.0 million principal amount of 7.5% unsecured notes.

On April 19, 2018, the Company declared a cash dividend of $0.4625 per share of Common Stock, which is payable on June 5, 2018 to stockholders of record as of May 18, 2018.

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

This list of risks and uncertainties, however, is not intended to be exhaustive. You should also review the other cautionary statements we make in “Business – Risk Factors” set forth in our 2017 Annual Report on Form 10-K. Given these uncertainties, you should not place undue reliance on forward-looking statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements to reflect any future events or circumstances or to reflect the occurrence of unanticipated events.

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

The key components affecting our rental and other revenues are average occupancy, rental rates, cost recovery income, new developments placed in service, acquisitions and dispositions. Average occupancy generally increases during times of improving economic growth, as our ability to lease space outpaces vacancies that occur upon the expirations of existing leases. Average occupancy generally declines during times of slower or negative economic growth, when new vacancies tend to outpace our ability to lease space. Asset acquisitions, dispositions and new developments placed in service directly impact our rental revenues and could impact our average occupancy, depending upon the occupancy rate of the properties that are acquired, sold or placed in service. A further indicator of the predictability of future revenues is the expected lease expirations of our portfolio. As a result, in addition to seeking to increase our average occupancy by leasing current vacant space, we also concentrate our leasing efforts on renewing existing leases prior to expiration. For more information regarding our lease expirations, see "Properties - Lease Expirations" in our 2017 Annual Report on Form 10-K. Occupancy in our office portfolio decreased from 92.9% at December 31, 2017 to 92.1% at March 31, 2018 primarily due to the scheduled expirations of two customers in Atlanta. We expect average occupancy for our office portfolio to be approximately 91% for the remainder of 2018.

Whether or not our rental revenue tracks average occupancy proportionally depends upon whether GAAP rents under signed new and renewal leases are higher or lower than the GAAP rents under expiring leases. Annualized rental revenues from second generation leases expiring during any particular year are typically less than 15% of our total annual rental revenues. The following table sets forth information regarding second generation office leases signed during the first quarter of 2018 (we define second generation office leases as leases with new customers and renewals of existing customers in office space that has been previously occupied under our ownership and leases with respect to vacant space in acquired buildings):

	New	Renewal	All Office
Leased space (in rentable square feet)	220,370	636,772	857,142
Average term (in years - rentable square foot weighted)	7.3	5.1	5.7
Base rents (per rentable square foot) (1)	$29.04	$28.82	$28.88
Rent concessions (per rentable square foot) (1)	(0.88)	(0.41)	(0.53)
GAAP rents (per rentable square foot) (1)	$28.16	$28.41	$28.35
Tenant improvements (per rentable square foot) (1)	$4.58	$2.03	$2.69
Leasing commissions (per rentable square foot) (1)	$1.07	$0.84	$0.90
__________

(1)	Weighted average per rentable square foot on an annual basis over the lease term.

Annual combined GAAP rents for new and renewal leases signed in the first quarter were $28.35 per rentable square foot, or 19.7%, higher compared to previous leases in the same office spaces.

We strive to maintain a diverse, stable and creditworthy customer base. We have an internal guideline whereby customers that account for more than 3% of our revenues are periodically reviewed with the Company's Board of Directors. As of March 31, 2018, no customer accounted for more than 3% of our cash revenues other than the Federal Government, which accounted for less than 5% of our cash revenues on an annualized basis.

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

Net Operating Income

Whether or not we record increasing same property net operating income (“NOI”) depends upon our ability to garner higher rental revenues, whether from higher average occupancy, higher GAAP rents per rentable square foot or higher cost recovery income, that exceed any corresponding growth in operating expenses. Same property NOI was $3.0 million, or 2.8%, higher in the first quarter of 2018 as compared to 2017 due to an increase in same property revenues of $4.7 million offset by an increase of $1.6 million in same property expenses. We expect same property NOI to be higher in the remainder of 2018 than 2017 as higher rental revenues, mostly from higher average GAAP rents per rentable square foot and higher parking income, are expected to more than offset lower expected average occupancy and an anticipated increase in same property operating expenses.

In addition to the effect of same property NOI, whether or not NOI increases depends upon whether the NOI from our acquired properties and development properties placed in service exceeds the NOI from sold properties. NOI was $9.0 million, or 8.0%, higher in the first quarter of 2018 as compared to 2017 due to the impact of development properties placed in service, offset by NOI lost from sold properties. We expect NOI to be higher in the remainder of 2018 than 2017 due to the impact of our net investment activity in such periods.

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

Rental and other revenues are our principal source of funds to meet our short-term liquidity requirements. Other sources of funds for short-term liquidity needs include available working capital and borrowings under our revolving credit facility, which had $427.5 million of availability at April 17, 2018. Our short-term liquidity requirements primarily consist of operating expenses, interest and principal amortization on our debt, distributions and capital expenditures, including building improvement costs, tenant improvement costs and lease commissions. Building improvements are capital costs to maintain or enhance existing buildings not typically related to a specific customer. Tenant improvements are the costs required to customize space for the specific needs of customers. We anticipate that our available cash and cash equivalents and cash provided by operating activities and planned financing activities, including borrowings under our revolving credit facility, will be adequate to meet our short-term liquidity requirements. We use our revolving credit facility for working capital purposes and for the short-term funding of our development and acquisition activity and, in certain instances, the repayment of other debt. The continued ability to borrow under the revolving credit facility allows us to quickly capitalize on strategic opportunities at short-term interest rates.

Our long-term liquidity uses generally consist of the retirement or refinancing of debt upon maturity, funding of building improvements, new building developments and land infrastructure projects and funding acquisitions of buildings and development land. Our expected future capital expenditures for started and/or committed new development projects were approximately $156 million at March 31, 2018. Additionally, we may, from time to time, retire some or all of our remaining outstanding Preferred Stock and/or unsecured debt securities through redemptions, open market repurchases, privately negotiated acquisitions or otherwise.

We expect to meet our long-term liquidity needs through a combination of:

•	cash flow from operating activities;

•	bank term loans and borrowings under our revolving credit facility;

•	the issuance of unsecured debt;

•	the issuance of secured debt;

•	the issuance of equity securities by the Company or the Operating Partnership; and

•	the disposition of non-core assets.

At March 31, 2018, our leverage ratio, as measured by the ratio of our mortgages and notes payable and outstanding preferred stock to the undepreciated book value of our assets, was 36.0% and there were 106.3 million diluted shares of Common Stock outstanding.

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

Results of Operations

Three Months Ended March 31, 2018 and 2017

Rental and Other Revenues

Rental and other revenues were $11.0 million, or 6.5%, higher in the first quarter of 2018 as compared to 2017 primarily due to development properties placed in service, higher same property revenues and a restoration fee, which increased rental and other revenues by $8.5 million, $4.7 million and $1.9 million, respectively. Same property rental and other revenues were higher primarily due to higher average GAAP rents per rentable square foot, higher cost recovery income and higher termination fees, partly offset by lower average occupancy. These increases were partly offset by lost revenue of $4.1 million from property dispositions. We expect rental and other revenues to be higher for the remainder of 2018 as compared to 2017 due to development properties placed in service and higher same property revenues, partly offset by lost revenue from property dispositions.

Operating Expenses

Rental property and other expenses were $2.0 million, or 3.5%, higher in the first quarter of 2018 as compared to 2017 primarily due to development properties placed in service and higher same property operating expenses, which increased operating expenses by $1.9 million and $1.6 million, respectively. Same property operating expenses were higher primarily due to higher contract services, utilities and property taxes. These increases were partly offset by a $1.7 million decrease in operating expenses from property dispositions. We expect rental property and other expenses to be higher for the remainder of 2018 as compared to 2017 due to development properties placed in service and higher same property operating expenses, partly offset by lower operating expenses due to property dispositions.

Depreciation and amortization was $1.4 million, or 2.5%, higher in the first quarter of 2018 as compared to 2017 primarily due to development properties placed in service, partly offset by property dispositions. We expect depreciation and amortization to be lower for the remainder of 2018 as compared to 2017 due to fully amortized acquisition-related intangible assets and property dispositions, partly offset by development properties placed in service.

General and administrative expenses were $0.3 million, or 2.5%, higher in the first quarter of 2018 as compared to 2017 primarily due to higher company-wide base salaries and long-term equity incentive compensation. We expect general and administrative expenses to be similar for the remainder of 2018 as compared to 2017 as higher company-wide base salaries and benefits are expected to be offset by lower incentive compensation and dead deal costs. First quarter general and administrative expenses are typically higher than in subsequent quarters due to higher long-term equity incentive compensation recognized for certain employees who meet the age and service eligibility requirements under our retirement plan. Long-term equity incentive compensation awards are typically issued during the first quarter of each year.

Interest Expense

Interest expense was $0.5 million, or 3.0%, higher in the first quarter of 2018 as compared to 2017 primarily due to lower capitalized interest, partly offset by lower average debt balances and lower average interest rates. We expect interest expense to be higher for the remainder of 2018 as compared to 2017 due to higher average debt balances and lower capitalized interest, partly offset by lower average interest rates.

Other Income

Other income was $0.2 million, or 33.5%, lower in the first quarter of 2018 as compared to 2017 primarily due to lower interest income and deferred compensation plan investments in 2018.

Gains on Disposition of Property

Gains on disposition of property were $5.3 million lower in the first quarter of 2018 as compared to 2017 due to no disposition activity in 2018.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $0.4 million, or 45.3%, lower in the first quarter of 2018 as compared to 2017 primarily due to our share of the net effect of the disposition activity by certain unconsolidated affiliates in 2017 and lower average occupancy. We expect equity in earnings of unconsolidated affiliates to be lower for the remainder of 2018 as compared to 2017 due to our share of the net effect of the disposition activity in 2017.

Earnings Per Common Share - Diluted

Diluted earnings per common share in the first quarter of 2018 was the same as 2017 due to an increase in net income for the reasons discussed above offset by an increase in the weighted average Common Shares outstanding.

Liquidity and Capital Resources

Statements of Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in the Company’s cash flows ($ in thousands):

	Three Months Ended March 31,
	2018	2017	Change
Net Cash Provided By Operating Activities	$78,528	$68,919	$9,609
Net Cash Used In Investing Activities	(145,553)	(83,625)	(61,928)
Net Cash Provided By/(Used In) Financing Activities	46,574	(29,766)	76,340
Total Cash Flows	$(20,451)	$(44,472)	$24,021

The increase in net cash provided by operating activities in the first quarter of 2018 as compared to 2017 was primarily due to higher net cash from the operations of development properties placed in service and same properties and the timing of cash paid for operating expenses. We expect net cash related to operating activities for the remainder of 2018 to be higher as compared to 2017 primarily due to the impact of development properties placed in service, partly offset by non-core dispositions.

The increase in net cash used in investing activities in the first quarter of 2018 as compared to 2017 was primarily due to acquisition activity in 2018 and net proceeds from disposition activity in 2017, partly offset by higher investments in development in-process in 2017. We expect uses of cash for investing activities for the remainder of 2018 to be primarily driven by whether or not we acquire and commence development of additional office buildings in the BBDs of our markets. Additionally, as of March 31, 2018, we have approximately $156 million left to fund of our previously-announced development activity in 2018 and future years. We expect these uses of cash for investing activities will be partly offset by proceeds from non-core dispositions for the remainder of 2018.

The change in net cash provided by/(used in) financing activities in the first quarter of 2018 as compared to 2017 was primarily due to the payment of a special dividend in 2017, partly offset by higher proceeds from the issuance of Common Stock in 2017. Assuming the net effect of our acquisition, disposition and development activity in 2018 results in an increase of our assets, we would expect outstanding debt and/or Common Stock balances to increase.

Capitalization

The following table sets forth the Company’s capitalization (in thousands, except per share amounts):

	March 31, 2018	December 31, 2017
Mortgages and notes payable, net, at recorded book value	$2,112,584	$2,014,333
Preferred Stock, at liquidation value	$28,887	$28,892
Common Stock outstanding	103,422	103,267
Common Units outstanding (not owned by the Company)	2,810	2,829
Per share stock price at period end	$43.82	$50.91
Market value of Common Stock and Common Units	$4,655,086	$5,401,347
Total capitalization	$6,796,557	$7,444,572

At March 31, 2018, our mortgages and notes payable and outstanding preferred stock represented 31.5% of our total capitalization and 36.0% of the undepreciated book value of our assets. See also "Executive Summary - Liquidity and Capital Resources."

Our mortgages and notes payable as of March 31, 2018 consisted of $98.5 million of secured indebtedness with a weighted average interest rate of 4.0% and $2,024.7 million of unsecured indebtedness with a weighted average interest rate of 3.83%. The secured indebtedness was collateralized by real estate assets with an aggregate undepreciated book value of $147.6 million. As of March 31, 2018, $360.0 million of our debt does not bear interest at fixed rates or is not protected by interest rate hedge contracts.

Investment Activity

During the first quarter of 2018, we acquired two development parcels totaling approximately nine acres in Nashville for an aggregate purchase price, including capitalized acquisition costs, of $50.6 million.

In the normal course of business, we regularly evaluate potential acquisitions. As a result, from time to time, we may have one or more potential acquisitions under consideration that are in varying stages of evaluation, negotiation or due diligence, including potential acquisitions that are subject to non-binding letters of intent or enforceable contracts. Consummation of any transaction is subject to a number of contingencies, including the satisfaction of customary closing conditions. No assurances can be provided that we will acquire any properties in the future. See "Item 1A. Risk Factors - Recent and future acquisitions and development properties may fail to perform in accordance with our expectations and may require renovation and development costs exceeding our estimates" in our 2017 Annual Report on Form 10-K.

As of March 31, 2018, we were developing 0.7 million rentable square feet of office properties. The following table summarizes these announced and in-process office developments:

Property	Market	Rentable Square Feet	Anticipated Total Investment (1)	Investment As Of March 31, 2018 (1)	Pre Leased %	Estimated Completion	Estimated Stabilization
			($ in thousands)
Virginia Urology	Richmond	87,000	$29,140	$20,499	100.0%	3Q18	3Q18
751 Corporate Center	Raleigh	89,700	21,850	13,985	35.3	4Q18	4Q20
MetLife III	Raleigh	219,000	64,500	27,617	100.0	2Q19	2Q21
Virginia Springs I	Nashville	109,000	34,300	9,990	37.7	2Q19	3Q20
Mars Petcare - Ovation	Nashville	223,700	96,200	35,775	100.0	3Q19	3Q19
		728,400	$245,990	$107,866	82.7%
__________

(1)	Includes deferred lease commissions which are classified in deferred leasing costs on our Consolidated Balance Sheets.

Financing Activity

We have entered into separate equity distribution agreements with each of Wells Fargo Securities, LLC, Robert W. Baird & Co. Incorporated, BB&T Capital Markets, a division of BB&T Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, BTIG, LLC, Capital One Securities, Inc., Fifth Third Securities, Inc., Jefferies LLC and J.P. Morgan Securities LLC. Under the terms of the equity distribution agreements, the Company may offer and sell up to $300.0 million in aggregate gross sales price of shares of Common Stock from time to time through such firms, acting as agents of the Company or as principals. Sales of the shares, if any, may be made by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices or as otherwise agreed with any of such firms.

Our $600.0 million unsecured revolving credit facility is scheduled to mature in January 2022 and includes an accordion feature that allows for an additional $400.0 million of borrowing capacity subject to additional lender commitments. Assuming no defaults have occurred, we have an option to extend the maturity for two additional six-month periods. The interest rate at our current credit ratings is LIBOR plus 100 basis points and the annual facility fee is 20 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody's Investors Service or Standard & Poor's Ratings Services. There were no amounts outstanding under our revolving credit facility at March 31, 2018. There was $172.0 million outstanding under our revolving credit facility at April 17, 2018. At both March 31, 2018 and April 17, 2018, we had $0.5 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at March 31, 2018 and April 17, 2018 was $599.5 million and $427.5 million, respectively.

During the first quarter of 2018, the Operating Partnership issued $350.0 million aggregate principal amount of 4.125% notes due 2028, less original issuance discount of $4.1 million. These notes were priced to yield 4.271%. During 2017, we obtained $150.0 million notional amount of forward-starting swaps. Upon issuance of the notes, we terminated the forward-starting swaps resulting in an unrealized gain of $7.0 million in accumulated other comprehensive income and a gain of $0.2 million of hedge ineffectiveness in interest expense. Underwriting fees and other expenses were incurred that aggregated $2.9 million; these costs were deferred and will be amortized over the term of the notes. The net effect of the amortization of these items resulted in an effective fixed interest rate of 4.120%.

On April 16, 2018, we paid off at maturity $200.0 million principal amount of 7.5% unsecured notes.

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

The indenture that governs the Operating Partnership's outstanding unsecured notes requires us to comply with customary operating covenants and various financial ratios. The trustee or the holders of at least 25.0% in principal amount of any series of notes can accelerate the principal amount of such series upon written notice of a default that remains uncured after 60 days.

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

Cash dividends and distributions reduce the amount of cash that would otherwise be available for other business purposes, including funding debt maturities, reducing debt or future growth initiatives. The amount of future distributions that will be made is at the discretion of the Company's Board of Directors. For a discussion of the factors that will affect such cash flows and, accordingly, influence the decisions of the Company’s Board of Directors regarding dividends and distributions, see "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" in our 2017 Annual Report on Form 10-K.

During the first quarter of 2018, the Company declared and paid a cash dividend of $0.4625 per share of Common Stock.

On April 19, 2018, the Company declared a cash dividend of $0.4625 per share of Common Stock, which is payable on June 5, 2018 to stockholders of record as of May 18, 2018.

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

We had $31.0 million of cash and cash equivalents as of March 31, 2018. The unused capacity of our revolving credit facility at March 31, 2018 and April 17, 2018 was $599.5 million and $427.5 million, respectively, excluding an accordion feature that allows for an additional $400.0 million of borrowing capacity subject to additional lender commitments.

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

During 2018, we also expect to sell $61 million to $136 million of properties no longer considered to be core assets due to location, age, quality and/or overall strategic fit. We can make no assurance, however, that we will sell any non-core assets or, if we do, what the timing or terms of any such sale will be.

Critical Accounting Estimates

There were no changes made by management to the critical accounting policies in the three months ended March 31, 2018 other than the new revenue recognition standard adoption. For a description of our critical accounting estimates, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our 2017 Annual Report on Form 10-K.

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

The following table sets forth the Company's FFO, FFO available for common stockholders and FFO available for common stockholders per share ($ in thousands, except per share amounts):

	Three Months Ended March 31,
	2018	2017
Funds from operations:
Net income	$34,246	$33,485
Net (income) attributable to noncontrolling interests in consolidated affiliates	(286)	(300)
Depreciation and amortization of real estate assets	56,835	55,475
(Gains) on disposition of depreciable properties	—	(5,332)
Unconsolidated affiliates:
Depreciation and amortization of real estate assets	511	662
Funds from operations	91,306	83,990
Dividends on Preferred Stock	(623)	(623)
Funds from operations available for common stockholders	$90,683	$83,367
Funds from operations available for common stockholders per share	$0.85	$0.80
Weighted average shares outstanding (1)	106,165	104,661
__________

(1)	Includes assumed conversion of all potentially dilutive Common Stock equivalents.

In addition, the Company believes NOI and same property NOI are useful supplemental measures of the Company’s property operating performance because such metrics provide a performance measure of the revenues and expenses directly involved in owning real estate assets and a perspective not immediately apparent from net income or FFO. The Company defines NOI as rental and other revenues less rental property and other expenses. The Company defines cash NOI as NOI less lease termination fees, straight-line rent, amortization of lease incentives and amortization of acquired above and below market leases. Other REITs may use different methodologies to calculate NOI, same property NOI and cash NOI.

As of March 31, 2018, our same property portfolio consisted of 213 in-service properties encompassing 28.6 million rentable square feet that were wholly owned during the entirety of the periods presented (from January 1, 2017 to March 31, 2018). As of December 31, 2017, our same property portfolio consisted of 210 in-service properties encompassing 28.0 million rentable square feet that were wholly owned during the entirety of the periods presented (from January 1, 2016 to December 31, 2017). The change in our same property portfolio was due to the addition of one property encompassing 0.2 million rentable square feet acquired during 2016 and two newly developed properties encompassing 0.3 million rentable square feet placed in service during 2016.

Rental and other revenues related to properties not in our same property portfolio were $13.2 million and $6.8 million for the three months ended March 31, 2018 and 2017, respectively. Rental property and other expenses related to properties not in our same property portfolio were $3.0 million and $2.7 million for the three months ended March 31, 2018 and 2017, respectively.

The following table sets forth the Company’s NOI and same property NOI:

	Three Months Ended March 31,
	2018	2017
Income before disposition of investment properties and activity in unconsolidated affiliates	$33,724	$27,198
Other income	(455)	(684)
Interest expense	18,391	17,863
General and administrative expenses	11,778	11,490
Depreciation and amortization	57,568	56,145
Net operating income	121,006	112,012
Less – non same property and other net operating income	(10,116)	(4,168)
Same property net operating income	$110,890	$107,844

Same property net operating income	$110,890	$107,844
Less – lease termination fees, straight-line rent and other non-cash adjustments	(5,030)	(4,949)
Same property cash net operating income	$105,860	$102,895

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

At March 31, 2018, we had $1,488.2 million principal amount of fixed rate debt outstanding, a $345.7 million increase as compared to December 31, 2017, excluding debt with a variable rate that is effectively fixed by related interest rate hedge contracts. The estimated aggregate fair market value of this debt was $1,467.7 million. If interest rates had been 100 basis points higher, the aggregate fair market value of our fixed rate debt would have been $74.7 million lower. If interest rates had been 100 basis points lower, the aggregate fair market value of our fixed rate debt would have been $81.0 million higher.

At March 31, 2018, we had $360.0 million of variable rate debt outstanding, a $245.0 million decrease as compared to December 31, 2017, not protected by interest rate hedge contracts. If the weighted average interest rate on this variable rate debt had been 100 basis points higher, the annual interest expense would increase $3.6 million. If the weighted average interest rate on this variable rate debt had been 100 basis points lower, the annual interest expense would decrease $3.6 million.

At March 31, 2018, we had $275.0 million of variable rate debt outstanding with $275.0 million of related floating-to-fixed interest rate swaps. These swaps effectively fix the underlying one-month LIBOR rate at a weighted average rate of 1.681%. If the underlying LIBOR interest rates increase or decrease by 100 basis points, the aggregate fair market value of the swaps at March 31, 2018 would increase by $3.4 million or decrease by $3.5 million, respectively.

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

SEC rules also require us to establish and maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in internal control over financial reporting during the three months ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. There were also no changes in internal control over financial reporting during the three months ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of 2018, the Company issued an aggregate of 19,196 shares of Common Stock to holders of Common Units in the Operating Partnership upon the redemption of a like number of Common Units in private offerings exempt from the registration requirements pursuant to Section 4(2) of the Securities Act. Each of the holders of Common Units was an accredited investor under Rule 501 of the Securities Act. The resale of such shares was registered by the Company under the Securities Act.

The following table sets forth information related to shares of Common Stock surrendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock during the first quarter of 2018:

	Total Number of Shares Purchased	Weighted Average Price Paid per Share
January 1 to January 31	—	$—
February 1 to February 28	—	—
March 1 to March 31	35,896	43.01
Total	35,896	$43.01

ITEM 6. EXHIBITS

Exhibit Number	Description
1.1
Form of Equity Distribution Agreement, dated February 7, 2018, among Highwoods Properties, Inc., Highwoods Realty Limited Partnership and J.P. Morgan Securities LLC (filed as part of the Company's Current Report on Form 8-K dated February 7, 2018)

1.2
Form of Amendment No. 1 to Equity Distribution Agreement, dated February 7, 2018, among Highwoods Properties, Inc., Highwoods Realty Limited Partnership and each of the firms named therein (filed as part of the Company's Current Report on Form 8-K dated February 7, 2018)

4.1	Form of 4.125% Notes due March 15, 2028 (filed as part of the Company's Current Report on Form 8-K dated March 5, 2018)
4.2	Officers' Certificate Establishing the Terms of the 4.125% Notes, dated March 5, 2018 (filed as part of the Company's Current Report on Form 8-K dated March 5, 2018)
12.1	Statement re: Computation of Ratios of the Company
12.2	Statement re: Computation of Ratios of the Operating Partnership
31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Company
31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Company
31.3	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Operating Partnership
31.4	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Operating Partnership
32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Company
32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Company
32.3	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Operating Partnership
32.4	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Operating Partnership
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: April 24, 2018