Form 10-Q
period 2018-09-30
HIGHWOODS PROPERTIES INC; HIGHWOODS REALTY LTD PARTNERSHIP
filed 2018-10-23
CIK 921082, 941713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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
Highwoods Properties, Inc.
Large accelerated filer ☒   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☐   Emerging growth company ☐
Highwoods Realty Limited Partnership
Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☒   Smaller reporting company ☐   Emerging growth company ☐

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

The Company had 103,489,326 shares of Common Stock outstanding as of October 16, 2018.

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

Certain information contained herein is presented as of October 16, 2018, the latest practicable date for financial information prior to the filing of this Quarterly Report.

This report combines the Quarterly Reports on Form 10-Q for the period ended September 30, 2018 of the Company and the Operating Partnership. We believe combining the quarterly reports into this single report results in the following benefits:

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

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2018

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HIGHWOODS PROPERTIES, INC.
Consolidated Balance Sheets
(Unaudited and in thousands, except share and per share data)

	September 30, 2018	December 31, 2017
Assets:
Real estate assets, at cost:
Land	$493,426	$485,956
Buildings and tenant improvements	4,671,689	4,590,490
Development in-process	166,849	88,452
Land held for development	125,488	74,765
	5,457,452	5,239,663
Less-accumulated depreciation	(1,280,910)	(1,202,424)
Net real estate assets	4,176,542	4,037,239
Real estate and other assets, net, held for sale	—	14,118
Cash and cash equivalents	5,324	3,272
Restricted cash	6,955	85,061
Accounts receivable, net of allowance of $1,269 and $753, respectively	24,187	24,397
Mortgages and notes receivable, net of allowance of $52 and $72, respectively	5,659	6,425
Accrued straight-line rents receivable, net of allowance of $726 and $819, respectively	218,111	200,131
Investments in and advances to unconsolidated affiliates	23,371	23,897
Deferred leasing costs, net of accumulated amortization of $147,588 and $143,512, respectively	193,796	200,679
Prepaid expenses and other assets, net of accumulated depreciation of $20,033 and $19,092, respectively	34,466	28,572
Total Assets	$4,688,411	$4,623,791
Liabilities, Noncontrolling Interests in the Operating Partnership and Equity:
Mortgages and notes payable, net	$2,087,421	$2,014,333
Accounts payable, accrued expenses and other liabilities	229,912	228,215
Total Liabilities	2,317,333	2,242,548
Commitments and contingencies
Noncontrolling interests in the Operating Partnership	132,447	144,009
Equity:
Preferred Stock, $.01 par value, 50,000,000 authorized shares;
8.625% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 28,887 and 28,892 shares issued and outstanding, respectively	28,887	28,892
Common Stock, $.01 par value, 200,000,000 authorized shares;
103,488,326 and 103,266,875 shares issued and outstanding, respectively	1,035	1,033
Additional paid-in capital	2,948,320	2,929,399
Distributions in excess of net income available for common stockholders	(774,484)	(747,344)
Accumulated other comprehensive income	17,489	7,838
Total Stockholders’ Equity	2,221,247	2,219,818
Noncontrolling interests in consolidated affiliates	17,384	17,416
Total Equity	2,238,631	2,237,234
Total Liabilities, Noncontrolling Interests in the Operating Partnership and Equity	$4,688,411	$4,623,791

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Income
(Unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Rental and other revenues	$179,417	$180,185	$538,647	$526,876
Operating expenses:
Rental property and other expenses	61,153	61,234	180,248	177,484
Depreciation and amortization	57,661	56,973	171,923	168,934
Impairments of real estate assets	—	1,445	—	1,445
General and administrative	9,551	9,247	30,869	29,787
Total operating expenses	128,365	128,899	383,040	377,650
Interest expense:
Contractual	16,719	16,395	51,579	48,763
Amortization of debt issuance costs	718	796	2,126	2,445
	17,437	17,191	53,705	51,208
Other income:
Interest and other income	818	558	1,735	1,806
Gains on debt extinguishment	—	—	—	826
	818	558	1,735	2,632
Income before disposition of investment properties and activity in unconsolidated affiliates	34,433	34,653	103,637	100,650
Gains on disposition of property	3	19,849	16,975	25,181
Equity in earnings of unconsolidated affiliates	573	5,047	1,641	6,757
Net income	35,009	59,549	122,253	132,588
Net (income) attributable to noncontrolling interests in the Operating Partnership	(902)	(1,571)	(3,171)	(3,502)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(324)	(315)	(918)	(914)
Dividends on Preferred Stock	(623)	(623)	(1,869)	(1,869)
Net income available for common stockholders	$33,160	$57,040	$116,295	$126,303
Earnings per Common Share – basic:
Net income available for common stockholders	$0.32	$0.55	$1.12	$1.23
Weighted average Common Shares outstanding – basic	103,471	103,237	103,408	102,489
Earnings per Common Share – diluted:
Net income available for common stockholders	$0.32	$0.55	$1.12	$1.23
Weighted average Common Shares outstanding – diluted	106,333	106,145	106,256	105,402
Dividends declared per Common Share	$0.4625	$0.4400	$1.3875	$1.3200

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Comprehensive income:
Net income	$35,009	$59,549	$122,253	$132,588
Other comprehensive income/(loss):
Unrealized gains/(losses) on cash flow hedges	2,187	(347)	10,926	(31)
Amortization of cash flow hedges	(654)	211	(1,275)	992
Total other comprehensive income/(loss)	1,533	(136)	9,651	961
Total comprehensive income	36,542	59,413	131,904	133,549
Less-comprehensive (income) attributable to noncontrolling interests	(1,226)	(1,886)	(4,089)	(4,416)
Comprehensive income attributable to common stockholders	$35,316	$57,527	$127,815	$129,133

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Equity
(Unaudited and in thousands, except share amounts)

	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Income	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2017	103,266,875	$1,033	$28,892	$2,929,399	$7,838	$17,416	$(747,344)	$2,237,234
Issuances of Common Stock, net of issuance costs and tax withholdings	22,815	—	—	1,476	—	—	—	1,476
Conversions of Common Units to Common Stock	26,196	—	—	1,231	—	—	—	1,231
Dividends on Common Stock		—	—	—	—	—	(143,435)	(143,435)
Dividends on Preferred Stock		—	—	—	—	—	(1,869)	(1,869)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	9,607	—	—	—	9,607
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(950)	—	(950)
Issuances of restricted stock	172,440	—	—	—	—	—	—	—
Redemptions/repurchases of Preferred Stock		—	(5)	—	—	—	—	(5)
Share-based compensation expense, net of forfeitures	—	2	—	6,607	—	—	—	6,609
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(3,171)	(3,171)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	918	(918)	—
Comprehensive income:
Net income		—	—	—	—	—	122,253	122,253
Other comprehensive income		—	—	—	9,651	—	—	9,651
Total comprehensive income								131,904
Balance at September 30, 2018	103,488,326	$1,035	$28,887	$2,948,320	$17,489	$17,384	$(774,484)	$2,238,631

	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Income	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2016	101,665,554	$1,017	$28,920	$2,850,881	$4,949	$17,961	$(749,412)	$2,154,316
Issuances of Common Stock, net of issuance costs and tax withholdings	1,464,638	15	—	70,292	—	—	—	70,307
Conversions of Common Units to Common Stock	8,000	—	—	408	—	—	—	408
Dividends on Common Stock		—	—	—	—	—	(135,375)	(135,375)
Dividends on Preferred Stock		—	—	—	—	—	(1,869)	(1,869)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	(3,297)	—	—	—	(3,297)
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(1,231)	—	(1,231)
Issuances of restricted stock	110,748	—	—	—	—	—	—	—
Redemptions/repurchases of Preferred Stock		—	(28)	—	—	—	—	(28)
Share-based compensation expense, net of forfeitures	—	—	—	5,764	—	—	—	5,764
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(3,502)	(3,502)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	914	(914)	—
Comprehensive income:
Net income		—	—	—	—	—	132,588	132,588
Other comprehensive income		—	—	—	961	—	—	961
Total comprehensive income								133,549
Balance at September 30, 2017	103,248,940	$1,032	$28,892	$2,924,048	$5,910	$17,644	$(758,484)	$2,219,042

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2018	2017
Operating activities:
Net income	$122,253	$132,588
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	171,923	168,934
Amortization of lease incentives and acquisition-related intangible assets and liabilities	(1,488)	(666)
Share-based compensation expense	6,609	5,764
Allowance for losses on accounts and accrued straight-line rents receivable	791	435
Accrued interest on mortgages and notes receivable	(336)	(391)
Amortization of debt issuance costs	2,126	2,445
Amortization of cash flow hedges	(1,275)	992
Amortization of mortgages and notes payable fair value adjustments	1,071	422
Impairments of real estate assets	—	1,445
Gains on debt extinguishment	—	(826)
Net gains on disposition of property	(16,975)	(25,181)
Equity in earnings of unconsolidated affiliates	(1,641)	(6,757)
Distributions of earnings from unconsolidated affiliates	1,943	4,815
Settlement of cash flow hedges	7,216	7,322
Changes in operating assets and liabilities:
Accounts receivable	4,778	916
Prepaid expenses and other assets	(1,487)	2,735
Accrued straight-line rents receivable	(17,945)	(24,473)
Accounts payable, accrued expenses and other liabilities	15,395	(308)
Net cash provided by operating activities	292,958	270,211
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	(50,649)	—
Investments in development in-process	(130,241)	(121,367)
Investments in tenant improvements and deferred leasing costs	(89,875)	(78,691)
Investments in building improvements	(52,151)	(41,862)
Net proceeds from disposition of real estate assets	35,441	85,538
Distributions of capital from unconsolidated affiliates	105	11,670
Repayments of mortgages and notes receivable	1,137	2,435
Investments in and advances to unconsolidated affiliates	—	(10,063)
Changes in other investing activities	(4,671)	(5,605)
Net cash used in investing activities	(290,904)	(157,945)
Financing activities:
Dividends on Common Stock	(143,435)	(135,375)
Special dividend on Common Stock	—	(81,205)
Redemptions/repurchases of Preferred Stock	(5)	(28)
Dividends on Preferred Stock	(1,869)	(1,869)
Distributions to noncontrolling interests in the Operating Partnership	(3,895)	(3,742)
Special distribution to noncontrolling interests in the Operating Partnership	—	(2,271)
Distributions to noncontrolling interests in consolidated affiliates	(950)	(1,231)
Proceeds from the issuance of Common Stock	3,242	75,517
Costs paid for the issuance of Common Stock	(95)	(1,244)
Repurchase of shares related to tax withholdings	(1,671)	(3,966)
Borrowings on revolving credit facility	336,400	492,300
Repayments of revolving credit facility	(397,400)	(420,300)
Borrowings on mortgages and notes payable	345,863	456,001
Repayments of mortgages and notes payable	(211,345)	(507,114)
Payments of debt extinguishment costs	—	(57)
Changes in debt issuance costs and other financing activities	(2,948)	(3,688)
Net cash used in financing activities	(78,108)	(138,272)
Net decrease in cash and cash equivalents and restricted cash	$(76,054)	$(26,006)
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows – Continued
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2018	2017
Net decrease in cash and cash equivalents and restricted cash	$(76,054)	$(26,006)
Cash and cash equivalents and restricted cash at beginning of the period	88,333	78,631
Cash and cash equivalents and restricted cash at end of the period	$12,279	$52,625

Reconciliation of cash and cash equivalents and restricted cash:

	Nine Months Ended September 30,
	2018	2017
Cash and cash equivalents at end of the period	$5,324	$4,864
Restricted cash at end of the period	6,955	47,761
Cash and cash equivalents and restricted cash at end of the period	$12,279	$52,625

Supplemental disclosure of cash flow information:

	Nine Months Ended September 30,
	2018	2017
Cash paid for interest, net of amounts capitalized	$56,771	$50,025

Supplemental disclosure of non-cash investing and financing activities:

	Nine Months Ended September 30,
	2018	2017
Unrealized gains/(losses) on cash flow hedges	$10,926	$(31)
Conversions of Common Units to Common Stock	1,231	408
Changes in accrued capital expenditures	(10,396)	(6,327)
Write-off of fully depreciated real estate assets	63,820	41,860
Write-off of fully amortized leasing costs	26,660	28,343
Write-off of fully amortized debt issuance costs	2,733	4,324
Adjustment of noncontrolling interests in the Operating Partnership to fair value	(9,607)	3,297

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Balance Sheets
(Unaudited and in thousands, except unit and per unit data)

	September 30, 2018	December 31, 2017
Assets:
Real estate assets, at cost:
Land	$493,426	$485,956
Buildings and tenant improvements	4,671,689	4,590,490
Development in-process	166,849	88,452
Land held for development	125,488	74,765
	5,457,452	5,239,663
Less-accumulated depreciation	(1,280,910)	(1,202,424)
Net real estate assets	4,176,542	4,037,239
Real estate and other assets, net, held for sale	—	14,118
Cash and cash equivalents	5,324	3,272
Restricted cash	6,955	85,061
Accounts receivable, net of allowance of $1,269 and $753, respectively	24,187	24,397
Mortgages and notes receivable, net of allowance of $52 and $72, respectively	5,659	6,425
Accrued straight-line rents receivable, net of allowance of $726 and $819, respectively	218,111	200,131
Investments in and advances to unconsolidated affiliates	23,371	23,897
Deferred leasing costs, net of accumulated amortization of $147,588 and $143,512, respectively	193,796	200,679
Prepaid expenses and other assets, net of accumulated depreciation of $20,033 and $19,092, respectively	34,466	28,572
Total Assets	$4,688,411	$4,623,791
Liabilities, Redeemable Operating Partnership Units and Capital:
Mortgages and notes payable, net	$2,087,421	$2,014,333
Accounts payable, accrued expenses and other liabilities	229,912	228,215
Total Liabilities	2,317,333	2,242,548
Commitments and contingencies
Redeemable Operating Partnership Units:
Common Units, 2,802,508 and 2,828,704 outstanding, respectively	132,447	144,009
Series A Preferred Units (liquidation preference $1,000 per unit), 28,887 and 28,892 units issued and outstanding, respectively	28,887	28,892
Total Redeemable Operating Partnership Units	161,334	172,901
Capital:
Common Units:
General partner Common Units, 1,058,820 and 1,056,868 outstanding, respectively	21,749	21,830
Limited partner Common Units, 102,020,697 and 101,801,198 outstanding, respectively	2,153,122	2,161,258
Accumulated other comprehensive income	17,489	7,838
Noncontrolling interests in consolidated affiliates	17,384	17,416
Total Capital	2,209,744	2,208,342
Total Liabilities, Redeemable Operating Partnership Units and Capital	$4,688,411	$4,623,791

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Income
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Rental and other revenues	$179,417	$180,185	$538,647	$526,876
Operating expenses:
Rental property and other expenses	61,153	61,234	180,248	177,484
Depreciation and amortization	57,661	56,973	171,923	168,934
Impairments of real estate assets	—	1,445	—	1,445
General and administrative	9,551	9,247	30,869	29,787
Total operating expenses	128,365	128,899	383,040	377,650
Interest expense:
Contractual	16,719	16,395	51,579	48,763
Amortization of debt issuance costs	718	796	2,126	2,445
	17,437	17,191	53,705	51,208
Other income:
Interest and other income	818	558	1,735	1,806
Gains on debt extinguishment	—	—	—	826
	818	558	1,735	2,632
Income before disposition of investment properties and activity in unconsolidated affiliates	34,433	34,653	103,637	100,650
Gains on disposition of property	3	19,849	16,975	25,181
Equity in earnings of unconsolidated affiliates	573	5,047	1,641	6,757
Net income	35,009	59,549	122,253	132,588
Net (income) attributable to noncontrolling interests in consolidated affiliates	(324)	(315)	(918)	(914)
Distributions on Preferred Units	(623)	(623)	(1,869)	(1,869)
Net income available for common unitholders	$34,062	$58,611	$119,466	$129,805
Earnings per Common Unit – basic:
Net income available for common unitholders	$0.32	$0.55	$1.13	$1.24
Weighted average Common Units outstanding – basic	105,866	105,660	105,808	104,914
Earnings per Common Unit – diluted:
Net income available for common unitholders	$0.32	$0.55	$1.13	$1.24
Weighted average Common Units outstanding – diluted	105,924	105,736	105,847	104,993
Distributions declared per Common Unit	$0.4625	$0.4400	$1.3875	$1.3200

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Comprehensive income:
Net income	$35,009	$59,549	$122,253	$132,588
Other comprehensive income/(loss):
Unrealized gains/(losses) on cash flow hedges	2,187	(347)	10,926	(31)
Amortization of cash flow hedges	(654)	211	(1,275)	992
Total other comprehensive income/(loss)	1,533	(136)	9,651	961
Total comprehensive income	36,542	59,413	131,904	133,549
Less-comprehensive (income) attributable to noncontrolling interests	(324)	(315)	(918)	(914)
Comprehensive income attributable to common unitholders	$36,218	$59,098	$130,986	$132,635

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Capital
(Unaudited and in thousands)

	Common Units		Accumulated Other Comprehensive Income	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2017	$21,830	$2,161,258	$7,838	$17,416	$2,208,342
Issuances of Common Units, net of issuance costs and tax withholdings	15	1,461	—	—	1,476
Distributions on Common Units	(1,467)	(145,296)	—	—	(146,763)
Distributions on Preferred Units	(19)	(1,850)	—	—	(1,869)
Share-based compensation expense, net of forfeitures	66	6,543	—	—	6,609
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(950)	(950)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	110	10,885	—	—	10,995
Net (income) attributable to noncontrolling interests in consolidated affiliates	(9)	(909)	—	918	—
Comprehensive income:
Net income	1,223	121,030	—	—	122,253
Other comprehensive income	—	—	9,651	—	9,651
Total comprehensive income					131,904
Balance at September 30, 2018	$21,749	$2,153,122	$17,489	$17,384	$2,209,744

	Common Units		Accumulated Other Comprehensive Income	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2016	$21,023	$2,081,463	$4,949	$17,961	$2,125,396
Issuances of Common Units, net of issuance costs and tax withholdings	703	69,604	—	—	70,307
Distributions on Common Units	(1,386)	(137,191)	—	—	(138,577)
Distributions on Preferred Units	(19)	(1,850)	—	—	(1,869)
Share-based compensation expense, net of forfeitures	58	5,706	—	—	5,764
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(1,231)	(1,231)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	(31)	(3,158)	—	—	(3,189)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(9)	(905)	—	914	—
Comprehensive income:
Net income	1,326	131,262	—	—	132,588
Other comprehensive income	—	—	961	—	961
Total comprehensive income					133,549
Balance at September 30, 2017	$21,665	$2,144,931	$5,910	$17,644	$2,190,150

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2018	2017
Operating activities:
Net income	$122,253	$132,588
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	171,923	168,934
Amortization of lease incentives and acquisition-related intangible assets and liabilities	(1,488)	(666)
Share-based compensation expense	6,609	5,764
Allowance for losses on accounts and accrued straight-line rents receivable	791	435
Accrued interest on mortgages and notes receivable	(336)	(391)
Amortization of debt issuance costs	2,126	2,445
Amortization of cash flow hedges	(1,275)	992
Amortization of mortgages and notes payable fair value adjustments	1,071	422
Impairments of real estate assets	—	1,445
Gains on debt extinguishment	—	(826)
Net gains on disposition of property	(16,975)	(25,181)
Equity in earnings of unconsolidated affiliates	(1,641)	(6,757)
Distributions of earnings from unconsolidated affiliates	1,943	4,815
Settlement of cash flow hedges	7,216	7,322
Changes in operating assets and liabilities:
Accounts receivable	4,778	916
Prepaid expenses and other assets	(1,487)	2,735
Accrued straight-line rents receivable	(17,945)	(24,473)
Accounts payable, accrued expenses and other liabilities	15,395	(308)
Net cash provided by operating activities	292,958	270,211
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	(50,649)	—
Investments in development in-process	(130,241)	(121,367)
Investments in tenant improvements and deferred leasing costs	(89,875)	(78,691)
Investments in building improvements	(52,151)	(41,862)
Net proceeds from disposition of real estate assets	35,441	85,538
Distributions of capital from unconsolidated affiliates	105	11,670
Repayments of mortgages and notes receivable	1,137	2,435
Investments in and advances to unconsolidated affiliates	—	(10,063)
Changes in other investing activities	(4,671)	(5,605)
Net cash used in investing activities	(290,904)	(157,945)
Financing activities:
Distributions on Common Units	(146,763)	(138,577)
Special distribution on Common Units	—	(83,149)
Redemptions/repurchases of Preferred Units	(5)	(28)
Distributions on Preferred Units	(1,869)	(1,869)
Distributions to noncontrolling interests in consolidated affiliates	(950)	(1,231)
Proceeds from the issuance of Common Units	3,242	75,517
Costs paid for the issuance of Common Units	(95)	(1,244)
Repurchase of units related to tax withholdings	(1,671)	(3,966)
Borrowings on revolving credit facility	336,400	492,300
Repayments of revolving credit facility	(397,400)	(420,300)
Borrowings on mortgages and notes payable	345,863	456,001
Repayments of mortgages and notes payable	(211,345)	(507,114)
Payments of debt extinguishment costs	—	(57)
Changes in debt issuance costs and other financing activities	(3,515)	(4,555)
Net cash used in financing activities	(78,108)	(138,272)
Net decrease in cash and cash equivalents and restricted cash	$(76,054)	$(26,006)
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows - Continued
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2018	2017
Net decrease in cash and cash equivalents and restricted cash	$(76,054)	$(26,006)
Cash and cash equivalents and restricted cash at beginning of the period	88,333	78,631
Cash and cash equivalents and restricted cash at end of the period	$12,279	$52,625

Reconciliation of cash and cash equivalents and restricted cash:

	Nine Months Ended September 30,
	2018	2017
Cash and cash equivalents at end of the period	$5,324	$4,864
Restricted cash at end of the period	6,955	47,761
Cash and cash equivalents and restricted cash at end of the period	$12,279	$52,625

Supplemental disclosure of cash flow information:

	Nine Months Ended September 30,
	2018	2017
Cash paid for interest, net of amounts capitalized	$56,771	$50,025

Supplemental disclosure of non-cash investing and financing activities:

	Nine Months Ended September 30,
	2018	2017
Unrealized gains/(losses) on cash flow hedges	$10,926	$(31)
Changes in accrued capital expenditures	(10,396)	(6,327)
Write-off of fully depreciated real estate assets	63,820	41,860
Write-off of fully amortized leasing costs	26,660	28,343
Write-off of fully amortized debt issuance costs	2,733	4,324
Adjustment of Redeemable Common Units to fair value	(11,562)	2,649

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(tabular dollar amounts in thousands, except per share and per unit data)
(Unaudited)

1.    Description of Business and Significant Accounting Policies

Description of Business

Highwoods Properties, Inc. (the “Company”) is a fully integrated real estate investment trust (“REIT”) that provides leasing, management, development, construction and other customer-related services for its properties and for third parties. The Company conducts its activities through Highwoods Realty Limited Partnership (the “Operating Partnership”). At September 30, 2018, we owned or had an interest in 30.7 million rentable square feet of in-service properties, 1.8 million rentable square feet of properties under development and approximately 350 acres of development land.

The Company is the sole general partner of the Operating Partnership. At September 30, 2018, the Company owned all of the Preferred Units and 103.1 million, or 97.4%, of the Common Units in the Operating Partnership. Limited partners owned the remaining 2.8 million Common Units. During the nine months ended September 30, 2018, the Company redeemed 26,196 Common Units for a like number of shares of Common Stock.

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

Insurance

Beginning in 2018, we are primarily self-insured for health care claims for participating employees. We have stop-loss coverage to limit our exposure to significant claims on a per claim and annual aggregate basis. We determine our liabilities for claims, including incurred but not reported losses, based on all relevant information, including actuarial estimates of claim liabilities. At September 30, 2018, a reserve of $0.6 million was recorded to cover estimated reported and unreported claims.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

1.    Description of Business and Significant Accounting Policies – Continued

Recently Issued Accounting Standards

The Financial Accounting Standards Board ("FASB") issued an accounting standards update ("ASU") that superseded the revenue recognition requirements under previous guidance, which we adopted as of January 1, 2018. Several updates have been issued subsequently that are intended to promote a more consistent interpretation and application of the principles outlined in the ASU. The ASU requires the use of a new five-step model to recognize revenue from contracts with customers. The five-step model requires that we identify the contract with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when we satisfy the performance obligations. We are also required to disclose information regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In analyzing our contracts with customers, we determined that the most material potential impact from the adoption of this ASU would be in how revenue is recognized for sales of real estate with continuing involvement. Prior to the adoption of this ASU, profit for such sales transactions was recognized and then reduced by the maximum exposure to loss related to the nature of the continuing involvement at the time of sale. Upon adoption of this ASU, any continuing involvement must be analyzed as a separate performance obligation in the contract and a portion of the sales price allocated to each performance obligation. When the continuing involvement performance obligation is satisfied, the sales price allocated to it will be recognized. We had no sales of real estate with continuing involvement during the nine months ended September 30, 2018 or prior periods; however, we will use such methodology for any future real estate sales with continuing involvement. Our internal controls with respect to accounting for such sales have been updated accordingly. Adoption of this ASU resulted in no other changes with respect to the timing of revenue recognition or internal controls related to contracts other than leases, such as management, development and construction fees and transient parking income, all of which are not material to our Consolidated Financial Statements. As such, there is no cumulative-effect adjustment from the adoption of this ASU reflected in our Consolidated Financial Statements.

The FASB issued an ASU that requires entities to show changes in total cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning of period and end of period balances rather than presented as transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. We adopted the ASU as of January 1, 2018 with retrospective application to our Consolidated Statements of Cash Flows. Accordingly, our Consolidated Statements of Cash Flows present a reconciliation of the changes in cash and cash equivalents and restricted cash. The effect of the adoption resulted in an $18.6 million decrease in net cash used in investing activities for the nine months ended September 30, 2017. Restricted cash represents cash deposits that are legally restricted or held by third parties on our behalf, such as construction-related escrows, property disposition proceeds set aside and designated or intended to fund future tax-deferred exchanges of qualifying real estate investments and escrows and reserves for debt service, real estate taxes and property insurance established pursuant to certain mortgage financing arrangements.

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
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

1.    Description of Business and Significant Accounting Policies – Continued

The FASB issued an ASU that sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. In addition, the guidance requires lessors to capitalize and amortize only incremental direct leasing costs. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right of use asset and a lease liability for all leases with a term of greater than a year regardless of their classification. Leases with a term of a year or less will be accounted for in the same manner as operating leases today. The guidance supersedes previously issued guidance under ASC Topic 840 “Leases.”

An entity may elect a package of practical expedients, which allows for the following:

•	An entity need not reassess whether any expired or existing contracts are or contain leases;

•	An entity need not reassess the lease classification for any expired or existing leases; and

•	An entity need not reassess initial direct costs for any existing leases.

This package of practical expedients is available as a single election that must be consistently applied to all existing leases at the date of adoption.

Furthermore, the FASB finalized an amendment that allows entities to present comparative periods, in the year of adoption, under ASC 840, which effectively allows for an initial date of adoption of January 1, 2019. The amendment also provides a practical expedient to lessors that removes the requirement to separate lease and non-lease components, provided certain conditions are met.

Our analysis of our leases indicates that the lease component is the predominant component, that the timing and pattern of transfer of our material non-lease components (primarily cost recovery income) are the same as the lease components and the lease component, if it were accounted for separately, would be classified as an operating lease. As such, we believe the adoption of the ASU will not significantly change the accounting or the related internal controls for rental and other revenues from operating leases where we are the lessor, and that such leases will be accounted for in a manner similar to existing standards with the underlying leased asset being reported and recognized as a real estate asset. Upon the adoption of the ASU, we will no longer be able to capitalize and amortize certain leasing related costs and instead will expense these costs as incurred. Such capitalized costs have averaged approximately $2.5 million annually.

Leases where we are the lessee include primarily our operating ground leases. We currently believe that existing ground leases executed before the adoption date will continue to be accounted for as operating leases and the new guidance will not have a material impact on our recognition of ground lease expense or our results of operations. However, we will be required to recognize a right of use asset and a lease liability on our Consolidated Balance Sheets equal to the present value of the minimum lease payments required under each ground lease. See Note 8 to our Consolidated Financial Statements in our 2017 Annual Report on Form 10-K for information regarding our ground lease commitments.

We will adopt the new ASU effective January 1, 2019 using the modified retrospective approach and will elect the use of all practical expedients provided by the ASU and related amendments as mentioned above.

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
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

1.    Description of Business and Significant Accounting Policies – Continued

The FASB issued an ASU that requires, among other things, the use of a new current expected credit loss ("CECL") model in determining our allowances for doubtful accounts with respect to accounts receivable, accrued straight-line rents receivable and mortgages and notes receivable. The CECL model requires that we estimate our lifetime expected credit loss with respect to these receivables and record allowances that, when deducted from the balance of the receivables, represent the net amounts expected to be collected. We will also be required to disclose information about how we developed the allowances, including changes in the factors (e.g., portfolio mix, credit trends, unemployment, gross domestic product, etc.) that influenced our estimate of expected credit losses and the reasons for those changes. We continue to monitor FASB activity with respect to a recent proposal to exclude operating lease receivables from the scope of this ASU. We will apply the ASU’s provisions as a cumulative-effect adjustment to retained earnings upon adoption in 2020. We are in the process of evaluating this ASU.

The FASB issued an ASU that changes certain disclosure requirements for fair value measurements. The ASU is required to be adopted in 2020 and applied prospectively. We do not expect such adoption to have a material effect on our Notes to Consolidated Financial Statements.

2.    Real Estate Assets

Acquisitions

During the first quarter of 2018, we acquired two development parcels totaling approximately nine acres in Nashville for an aggregate purchase price, including capitalized acquisition costs, of $50.6 million.

Dispositions

During the third quarter of 2018, we sold various land parcels for an aggregate sale price of $2.1 million and recorded nominal aggregate gains on disposition of property.

During the second quarter of 2018, we sold a building and various land parcels for an aggregate sale price of $34.0 million and recorded aggregate gains on disposition of property of $17.0 million.

3.    Mortgages and Notes Receivable

Mortgages and notes receivable were $5.7 million and $6.4 million at September 30, 2018 and December 31, 2017, respectively. We evaluate the ability to collect our mortgages and notes receivable by monitoring the leasing statistics and/or market fundamentals of these assets. As of September 30, 2018, our mortgages and notes receivable were not in default and there were no other indicators of impairment.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

4.    Intangible Assets and Below Market Lease Liabilities

The following table sets forth total intangible assets and acquisition-related below market lease liabilities, net of accumulated amortization:

	September 30, 2018	December 31, 2017
Assets:
Deferred leasing costs (including lease incentives and above market lease and in-place lease acquisition-related intangible assets)	$341,384	$344,191
Less accumulated amortization	(147,588)	(143,512)
	$193,796	$200,679
Liabilities (in accounts payable, accrued expenses and other liabilities):
Acquisition-related below market lease liabilities	$58,698	$59,947
Less accumulated amortization	(31,519)	(28,214)
	$27,179	$31,733

The following table sets forth amortization of intangible assets and below market lease liabilities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Amortization of deferred leasing costs and acquisition-related intangible assets (in depreciation and amortization)	$8,969	$10,130	$27,671	$30,882
Amortization of lease incentives (in rental and other revenues)	$452	$444	$1,357	$1,284
Amortization of acquisition-related intangible assets (in rental and other revenues)	$415	$671	$1,292	$2,382
Amortization of acquisition-related intangible assets (in rental property and other expenses)	$140	$140	$416	$416
Amortization of acquisition-related below market lease liabilities (in rental and other revenues)	$(1,535)	$(1,576)	$(4,553)	$(4,748)

The following table sets forth scheduled future amortization of intangible assets and below market lease liabilities:

	Amortization of Deferred Leasing Costs and Acquisition-Related Intangible Assets (in Depreciation and Amortization)	Amortization of Lease Incentives (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental Property and Other Expenses)	Amortization of Acquisition-Related Below Market Lease Liabilities (in Rental and Other Revenues)
October 1 through December 31, 2018	$9,395	$453	$369	$136	$(1,442)
2019	34,011	1,647	1,273	553	(5,425)
2020	29,391	1,360	959	518	(5,169)
2021	24,873	1,132	632	—	(4,362)
2022	20,584	915	462	—	(3,258)
Thereafter	58,398	5,327	1,408	—	(7,523)
	$176,652	$10,834	$5,103	$1,207	$(27,179)
Weighted average remaining amortization periods as of September 30, 2018 (in years)	7.4	10.1	6.5	2.2	6.1

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

5.    Mortgages and Notes Payable

The following table sets forth our mortgages and notes payable:

	September 30, 2018	December 31, 2017
Secured indebtedness	$97,636	$98,981
Unsecured indebtedness	1,999,439	1,923,513
Less-unamortized debt issuance costs	(9,654)	(8,161)
Total mortgages and notes payable, net	$2,087,421	$2,014,333

At September 30, 2018, our secured mortgage loans were collateralized by real estate assets with an aggregate undepreciated book value of $147.6 million.

Our $600.0 million unsecured revolving credit facility is scheduled to mature in January 2022 and includes an accordion feature that allows for an additional $400.0 million of borrowing capacity subject to additional lender commitments. Assuming no defaults have occurred, we have an option to extend the maturity for two additional six-month periods. The interest rate at our current credit ratings is LIBOR plus 100 basis points and the annual facility fee is 20 basis points. There was $184.0 million and $173.0 million outstanding under our revolving credit facility at September 30, 2018 and October 16, 2018, respectively. At both September 30, 2018 and October 16, 2018, we had $0.4 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at September 30, 2018 and October 16, 2018 was $415.6 million and $426.6 million, respectively.

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

Our interest rate swaps have been designated as and are being accounted for as cash flow hedges with the effective portion of changes in fair value recorded in other comprehensive income each reporting period. No significant gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on our cash flow hedges during the nine months ended September 30, 2018 and 2017. We have no collateral requirements related to our interest rate swaps.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our debt. During the period from October 1, 2018 through September 30, 2019, we estimate that $2.5 million will be reclassified as a decrease to interest expense.

The following table sets forth the fair value of our derivatives:

	September 30, 2018	December 31, 2017
Derivatives:
Derivatives designated as cash flow hedges in prepaid expenses and other assets:
Interest rate swaps	$4,773	$1,286

The following table sets forth the effect of our cash flow hedges on accumulated other comprehensive income and interest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Derivatives Designated as Cash Flow Hedges:
Amount of unrealized gains/(losses) recognized in accumulated other comprehensive income on derivatives (effective portion):
Interest rate swaps	$2,187	$(347)	$10,926	$(31)
Amount of (gains)/losses reclassified out of accumulated other comprehensive income into contractual interest expense (effective portion):
Interest rate swaps	$(654)	$211	$(1,275)	$992

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

7.	Noncontrolling Interests

Noncontrolling Interests in Consolidated Affiliates

At September 30, 2018, our noncontrolling interests in consolidated affiliates relate to our joint venture partner's 50.0% interest in office properties in Richmond. Our joint venture partner is an unrelated third party.

Noncontrolling Interests in the Operating Partnership

The following table sets forth the Company's noncontrolling interests in the Operating Partnership:

	Nine Months Ended September 30,
	2018	2017
Beginning noncontrolling interests in the Operating Partnership	$144,009	$144,802
Adjustment of noncontrolling interests in the Operating Partnership to fair value	(9,607)	3,297
Conversions of Common Units to Common Stock	(1,231)	(408)
Net income attributable to noncontrolling interests in the Operating Partnership	3,171	3,502
Distributions to noncontrolling interests in the Operating Partnership	(3,895)	(3,742)
Total noncontrolling interests in the Operating Partnership	$132,447	$147,451

The following table sets forth net income available for common stockholders and transfers from the Company's noncontrolling interests in the Operating Partnership:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income available for common stockholders	$33,160	$57,040	$116,295	$126,303
Increase in additional paid in capital from conversions of Common Units to Common Stock	147	103	1,231	408
Change from net income available for common stockholders and transfers from noncontrolling interests	$33,307	$57,143	$117,526	$126,711

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

		Level 1	Level 2
	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs
Fair Value at September 30, 2018:
Assets:
Mortgages and notes receivable, at fair value (1)	$5,659	$—	$5,659
Interest rate swaps (in prepaid expenses and other assets)	4,773	—	4,773
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	2,135	2,135	—
Total Assets	$12,567	$2,135	$10,432
Noncontrolling Interests in the Operating Partnership	$132,447	$132,447	$—
Liabilities:
Mortgages and notes payable, net, at fair value (1)	$2,049,292	$—	$2,049,292
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	2,135	2,135	—
Total Liabilities	$2,051,427	$2,135	$2,049,292

Fair Value at December 31, 2017:
Assets:
Mortgages and notes receivable, at fair value (1)	$6,425	$—	$6,425
Interest rate swaps (in prepaid expenses and other assets)	1,286	—	1,286
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	2,388	2,388	—
Total Assets	$10,099	$2,388	$7,711
Noncontrolling Interests in the Operating Partnership	$144,009	$144,009	$—
Liabilities:
Mortgages and notes payable, net, at fair value (1)	$2,015,689	$—	$2,015,689
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	2,388	2,388	—
Total Liabilities	$2,018,077	$2,388	$2,015,689
__________
(1)    Amounts recorded at historical cost on our Consolidated Balance Sheets at September 30, 2018 and December 31, 2017.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

9.	Share-Based Payments

During the nine months ended September 30, 2018, the Company granted 94,984 shares of time-based restricted stock and 77,456 shares of total return-based restricted stock with weighted average grant date fair values per share of $43.01 and $40.81, respectively. We recorded share-based compensation expense of $1.1 million and $0.9 million during the three months ended September 30, 2018 and 2017, respectively, and $6.6 million and $5.8 million during the nine months ended September 30, 2018 and 2017, respectively. At September 30, 2018, there was $5.8 million of total unrecognized share-based compensation costs, which will be recognized over a weighted average remaining contractual term of 2.4 years.

10.	Accumulated Other Comprehensive Income

The following table sets forth the components of accumulated other comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cash flow hedges:
Beginning balance	$15,956	$6,046	$7,838	$4,949
Unrealized gains/(losses) on cash flow hedges	2,187	(347)	10,926	(31)
Amortization of cash flow hedges (1)	(654)	211	(1,275)	992
Total accumulated other comprehensive income	$17,489	$5,910	$17,489	$5,910
__________
(1)    Amounts reclassified out of accumulated other comprehensive income into contractual interest expense.

11.	Real Estate and Other Assets Held For Sale

The following table sets forth the assets held for sale at September 30, 2018 and December 31, 2017, which are considered non-core:

	September 30, 2018	December 31, 2017
Assets:
Land	$—	$870
Buildings and tenant improvements	—	21,318
Land held for development	—	355
Less-accumulated depreciation	—	(9,304)
Net real estate assets	—	13,239
Accrued straight-line rents receivable	—	591
Deferred leasing costs, net	—	253
Prepaid expenses and other assets	—	35
Real estate and other assets, net, held for sale	$—	$14,118

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

12.	Earnings Per Share and Per Unit

The following table sets forth the computation of basic and diluted earnings per share of the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Earnings per Common Share - basic:
Numerator:
Net income	$35,009	$59,549	$122,253	$132,588
Net (income) attributable to noncontrolling interests in the Operating Partnership	(902)	(1,571)	(3,171)	(3,502)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(324)	(315)	(918)	(914)
Dividends on Preferred Stock	(623)	(623)	(1,869)	(1,869)
Net income available for common stockholders	$33,160	$57,040	$116,295	$126,303
Denominator:
Denominator for basic earnings per Common Share – weighted average shares	103,471	103,237	103,408	102,489
Net income available for common stockholders	$0.32	$0.55	$1.12	$1.23
Earnings per Common Share - diluted:
Numerator:
Net income	$35,009	$59,549	$122,253	$132,588
Net (income) attributable to noncontrolling interests in consolidated affiliates	(324)	(315)	(918)	(914)
Dividends on Preferred Stock	(623)	(623)	(1,869)	(1,869)
Net income available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	$34,062	$58,611	$119,466	$129,805
Denominator:
Denominator for basic earnings per Common Share – weighted average shares	103,471	103,237	103,408	102,489
Add:
Stock options using the treasury method	58	76	39	79
Noncontrolling interests Common Units	2,804	2,832	2,809	2,834
Denominator for diluted earnings per Common Share – adjusted weighted average shares and assumed conversions (1)	106,333	106,145	106,256	105,402
Net income available for common stockholders	$0.32	$0.55	$1.12	$1.23
__________

(1)	Includes all unvested restricted stock where dividends on such restricted stock are non-forfeitable.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

12.	Earnings Per Share and Per Unit - Continued

The following table sets forth the computation of basic and diluted earnings per unit of the Operating Partnership:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Earnings per Common Unit - basic:
Numerator:
Net income	$35,009	$59,549	$122,253	$132,588
Net (income) attributable to noncontrolling interests in consolidated affiliates	(324)	(315)	(918)	(914)
Distributions on Preferred Units	(623)	(623)	(1,869)	(1,869)
Net income available for common unitholders	$34,062	$58,611	$119,466	$129,805
Denominator:
Denominator for basic earnings per Common Unit – weighted average units	105,866	105,660	105,808	104,914
Net income available for common unitholders	$0.32	$0.55	$1.13	$1.24
Earnings per Common Unit - diluted:
Numerator:
Net income	$35,009	$59,549	$122,253	$132,588
Net (income) attributable to noncontrolling interests in consolidated affiliates	(324)	(315)	(918)	(914)
Distributions on Preferred Units	(623)	(623)	(1,869)	(1,869)
Net income available for common unitholders	$34,062	$58,611	$119,466	$129,805
Denominator:
Denominator for basic earnings per Common Unit – weighted average units	105,866	105,660	105,808	104,914
Add:
Stock options using the treasury method	58	76	39	79
Denominator for diluted earnings per Common Unit – adjusted weighted average units and assumed conversions (1)	105,924	105,736	105,847	104,993
Net income available for common unitholders	$0.32	$0.55	$1.13	$1.24
__________

(1)	Includes all unvested restricted stock where distributions on such restricted stock are non-forfeitable.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Rental and Other Revenues:
Office:
Atlanta	$35,375	$36,471	$105,635	$106,027
Greensboro	5,349	5,370	16,753	15,956
Memphis	10,121	11,459	30,228	35,077
Nashville	29,927	28,945	91,319	81,471
Orlando	13,352	13,309	40,103	38,183
Pittsburgh	14,982	14,719	45,587	44,420
Raleigh	30,432	30,524	89,518	90,167
Richmond	11,262	11,152	33,204	33,200
Tampa	25,460	25,072	76,726	72,578
Total Office Segment	176,260	177,021	529,073	517,079
Other	3,157	3,164	9,574	9,797
Total Rental and Other Revenues	$179,417	$180,185	$538,647	$526,876

Net Operating Income:
Office:
Atlanta	$21,443	$23,600	$65,721	$68,150
Greensboro	3,372	3,367	10,817	10,116
Memphis	6,471	6,930	19,289	21,474
Nashville	21,896	21,000	66,306	59,250
Orlando	8,195	7,999	24,551	23,007
Pittsburgh	8,969	8,822	27,189	26,396
Raleigh	22,018	21,960	65,384	65,345
Richmond	7,376	6,987	22,616	22,453
Tampa	16,188	15,972	49,448	46,297
Total Office Segment	115,928	116,637	351,321	342,488
Other	2,336	2,314	7,078	6,904
Total Net Operating Income	118,264	118,951	358,399	349,392
Reconciliation to income before disposition of investment properties and activity in unconsolidated affiliates:
Depreciation and amortization	(57,661)	(56,973)	(171,923)	(168,934)
Impairments of real estate assets	—	(1,445)	—	(1,445)
General and administrative expenses	(9,551)	(9,247)	(30,869)	(29,787)
Interest expense	(17,437)	(17,191)	(53,705)	(51,208)
Other income	818	558	1,735	2,632
Income before disposition of investment properties and activity in unconsolidated affiliates	$34,433	$34,653	$103,637	$100,650

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

14.	Subsequent Events

On October 18, 2018, the Company declared a cash dividend of $0.4625 per share of Common Stock, which is payable on December 4, 2018 to stockholders of record as of November 12, 2018.

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

The key components affecting our rental and other revenues are average occupancy, rental rates, cost recovery income, new developments placed in service, acquisitions and dispositions. Average occupancy generally increases during times of improving economic growth, as our ability to lease space outpaces vacancies that occur upon the expirations of existing leases. Average occupancy generally declines during times of slower or negative economic growth, when new vacancies tend to outpace our ability to lease space. Asset acquisitions, dispositions and new developments placed in service directly impact our rental revenues and could impact our average occupancy, depending upon the occupancy rate of the properties that are acquired, sold or placed in service. A further indicator of the predictability of future revenues is the expected lease expirations of our portfolio. As a result, in addition to seeking to increase our average occupancy by leasing current vacant space, we also concentrate our leasing efforts on renewing existing leases prior to expiration. For more information regarding our lease expirations, see "Properties - Lease Expirations" in our 2017 Annual Report on Form 10-K. Occupancy in our office portfolio decreased from 92.9% at December 31, 2017 to 90.9% at September 30, 2018.

Whether or not our rental revenue tracks average occupancy proportionally depends upon whether GAAP rents under signed new and renewal leases are higher or lower than the GAAP rents under expiring leases. Annualized rental revenues from second generation leases expiring during any particular year are typically less than 15% of our total annual rental revenues. The following table sets forth information regarding second generation office leases signed during the third quarter of 2018 (we define second generation office leases as leases with new customers and renewals of existing customers in office space that has been previously occupied under our ownership and leases with respect to vacant space in acquired buildings):

	New	Renewal	All Office
Leased space (in rentable square feet)	278,065	605,530	883,595
Average term (in years - rentable square foot weighted)	6.5	5.4	5.7
Base rents (per rentable square foot) (1)	$30.32	$27.02	$28.06
Rent concessions (per rentable square foot) (1)	(1.16)	(0.62)	(0.79)
GAAP rents (per rentable square foot) (1)	$29.16	$26.40	$27.27
Tenant improvements (per rentable square foot) (1)	$5.49	$1.89	$3.02
Leasing commissions (per rentable square foot) (1)	$1.15	$0.77	$0.89
__________

(1)	Weighted average per rentable square foot on an annual basis over the lease term.

Annual combined GAAP rents for new and renewal leases signed in the third quarter were $27.27 per rentable square foot, or 18.5%, higher compared to previous leases in the same office spaces.

We strive to maintain a diverse, stable and creditworthy customer base. We have an internal guideline whereby customers that account for more than 3% of our revenues are periodically reviewed with the Company's Board of Directors. As of September 30, 2018, no customer accounted for more than 3% of our cash revenues other than the Federal Government, which accounted for less than 5% of our cash revenues on an annualized basis. Upon completion of the MetLife III development project in Raleigh, which is scheduled for delivery in the second quarter of 2019, it is expected that MetLife will account for approximately 3.4% of our revenues based on annualized cash revenues for September 2018.

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

Net Operating Income

Whether or not we record increasing same property net operating income (“NOI”) depends upon our ability to garner higher rental revenues, whether from higher average occupancy, higher GAAP rents per rentable square foot or higher cost recovery income, that exceed any corresponding growth in operating expenses. Same property NOI was $0.8 million, or 0.8%, higher in the third quarter of 2018 as compared to 2017 due to an increase in same property revenues of $1.8 million offset by an increase of $0.9 million in same property expenses.

In addition to the effect of same property NOI, whether or not NOI increases depends upon whether the NOI from our acquired properties and development properties placed in service exceeds the NOI from sold properties. NOI was $0.7 million, or 0.6%, lower in the third quarter of 2018 as compared to 2017 due to NOI lost from sold properties, partly offset by the impact of development properties placed in service.

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

Rental and other revenues are our principal source of funds to meet our short-term liquidity requirements. Other sources of funds for short-term liquidity needs include available working capital and borrowings under our revolving credit facility, which had $426.6 million of availability at October 16, 2018. Our short-term liquidity requirements primarily consist of operating expenses, interest and principal amortization on our debt, distributions and capital expenditures, including building improvement costs, tenant improvement costs and lease commissions. Building improvements are capital costs to maintain or enhance existing buildings not typically related to a specific customer. Tenant improvements are the costs required to customize space for the specific needs of customers. We anticipate that our available cash and cash equivalents and cash provided by operating activities and planned financing activities, including borrowings under our revolving credit facility, will be adequate to meet our short-term liquidity requirements. We use our revolving credit facility for working capital purposes and for the short-term funding of our development and acquisition activity and, in certain instances, the repayment of other debt. Continued ability to borrow under the revolving credit facility allows us to quickly capitalize on strategic opportunities at short-term interest rates.

Our long-term liquidity uses generally consist of the retirement or refinancing of debt upon maturity, funding of building improvements, new building developments and land infrastructure projects and funding acquisitions of buildings and development land. Our expected future capital expenditures for started and/or committed new development projects were approximately $330 million at September 30, 2018. Additionally, we may, from time to time, retire some or all of our remaining outstanding Preferred Stock and/or unsecured debt securities through redemptions, open market repurchases, privately negotiated acquisitions or otherwise.

We expect to meet our long-term liquidity needs through a combination of:

•	cash flow from operating activities;

•	bank term loans and borrowings under our revolving credit facility;

•	the issuance of unsecured debt;

•	the issuance of secured debt;

•	the issuance of equity securities by the Company or the Operating Partnership; and

•	the disposition of non-core assets.

At September 30, 2018, our leverage ratio, as measured by the ratio of our mortgages and notes payable and outstanding preferred stock to the undepreciated book value of our assets, was 35.5% and there were 106.3 million diluted shares of Common Stock outstanding.

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

Results of Operations

Three Months Ended September 30, 2018 and 2017

Rental and Other Revenues

Rental and other revenues were $0.8 million, or 0.4%, lower in the third quarter of 2018 as compared to 2017 primarily due to lost revenue of $5.2 million from property dispositions. This decrease was partly offset by development properties placed in service and higher same property revenues, which increased rental and other revenues by $2.9 million and $1.8 million, respectively.

Same property rental and other revenues were higher primarily due to higher average GAAP rents per rentable square foot, higher cost recovery income and higher parking income, partly offset by lower average occupancy and lower termination fees.

Operating Expenses

Rental property and other expenses were relatively unchanged in the third quarter of 2018 as compared to 2017 due to a $1.7 million decrease in operating expenses from property dispositions, partly offset by higher same property operating expenses and development properties placed in service, which increased operating expenses by $0.9 million and $0.7 million, respectively. Same property operating expenses were higher primarily due to higher property taxes and utilities, partly offset by lower property insurance.

Depreciation and amortization was $0.7 million, or 1.2%, higher in the third quarter of 2018 as compared to 2017 primarily due to development properties placed in service, partly offset by property dispositions.

We recorded aggregate impairments of real estate assets of $1.4 million in the third quarter of 2017, which resulted from a change in market-based inputs and our assumptions about the use of the assets. We recorded no such impairment in 2018.

General and administrative expenses were $0.3 million, or 3.3%, higher in the third quarter of 2018 as compared to 2017 primarily due to higher company-wide base salaries and expensed pre-development costs, partly offset by lower incentive compensation.

Interest Expense

Interest expense was $0.2 million, or 1.4%, higher in the third quarter of 2018 as compared to 2017 primarily due to higher average debt balances, partly offset by lower average interest rates.

Gains on Disposition of Property

Gains on disposition of property were $19.8 million lower in the third quarter of 2018 as compared to 2017 due to the net effect of the disposition activity in such periods.
.
Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $4.5 million lower in the third quarter of 2018 as compared to 2017 primarily due to our share of the net effect of the disposition activity by certain unconsolidated affiliates in 2017.

Earnings Per Common Share - Diluted

Diluted earnings per common share was $0.23 lower in the third quarter of 2018 as compared to 2017 due to a decrease in net income for the reasons discussed above and an increase in the weighted average Common Shares outstanding.

Nine Months Ended September 30, 2018 and 2017

Rental and Other Revenues

Rental and other revenues were $11.8 million, or 2.2%, higher in the nine months ended September 30, 2018 as compared to 2017 primarily due to development properties placed in service, higher same property revenues and a restoration fee, which increased rental and other revenues by $14.7 million, $7.6 million and $3.8 million, respectively. Same property rental and other revenues were higher primarily due to higher average GAAP rents per rentable square foot, higher cost recovery income and higher parking income, partly offset by lower average occupancy and lower termination fees. These increases were partly offset by lost revenue of $13.8 million from property dispositions.

Operating Expenses

Rental property and other expenses were $2.8 million, or 1.6%, higher in the nine months ended September 30, 2018 as compared to 2017 primarily due to development properties placed in service and higher same property operating expenses, which increased operating expenses by $4.0 million and $3.8 million, respectively. Same property operating expenses were higher primarily due to higher contract services, property taxes and utilities, partly offset by lower property insurance. These increases were partly offset by a $5.2 million decrease in operating expenses from property dispositions.

Depreciation and amortization was $3.0 million, or 1.8%, higher in the nine months ended September 30, 2018 as compared to 2017 primarily due to development properties placed in service, partly offset by property dispositions.

We recorded aggregate impairments of real estate assets of $1.4 million in the nine months ended September 30, 2017, which resulted from a change in market-based inputs and our assumptions about the use of the assets. We recorded no such impairment in 2018.

General and administrative expenses were $1.1 million, or 3.6%, higher in the nine months ended September 30, 2018 as compared to 2017 primarily due to higher company-wide base salaries, long-term equity incentive compensation and expensed pre-development costs.

Interest Expense

Interest expense was $2.5 million, or 4.9%, higher in the nine months ended September 30, 2018 as compared to 2017 primarily due to lower capitalized interest and higher average debt balances, partly offset by lower average interest rates.

Other Income

Other income was $0.9 million lower in the nine months ended September 30, 2018 as compared to 2017 primarily due to gains on debt extinguishment in 2017.

Gains on Disposition of Property

Gains on disposition of property were $8.2 million lower in the nine months ended September 30, 2018 as compared to 2017 due to the net effect of the disposition activity in such periods.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $5.1 million lower in the nine months ended September 30, 2018 as compared to 2017 primarily due to our share of the net effect of the disposition activity by certain unconsolidated affiliates in 2017.

Earnings Per Common Share - Diluted

Diluted earnings per common share was $0.11 lower in the nine months ended September 30, 2018 as compared to 2017 due to a decrease in net income for the reasons discussed above and an increase in the weighted average Common Shares outstanding.

Liquidity and Capital Resources

Statements of Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in the Company’s cash flows ($ in thousands):

	Nine Months Ended September 30,
	2018	2017	Change
Net Cash Provided By Operating Activities	$292,958	$270,211	$22,747
Net Cash Used In Investing Activities	(290,904)	(157,945)	(132,959)
Net Cash Used In Financing Activities	(78,108)	(138,272)	60,164
Total Cash Flows	$(76,054)	$(26,006)	$(50,048)

The increase in net cash provided by operating activities in the nine months ended September 30, 2018 as compared to 2017 was primarily due to higher net cash from the operations of development properties placed in service and same properties and the timing of cash paid for operating expenses.

The increase in net cash used in investing activities in the nine months ended September 30, 2018 as compared to 2017 was primarily due to acquisition activity in 2018 and higher net proceeds from disposition activity in 2017.

The decrease in net cash used in financing activities in the nine months ended September 30, 2018 as compared to 2017 was primarily due to the payment of a special dividend in 2017 and higher net debt borrowings in 2018, partly offset by higher proceeds from the issuance of Common Stock in 2017.

Capitalization

The following table sets forth the Company’s capitalization (in thousands, except per share amounts):

	September 30, 2018	December 31, 2017
Mortgages and notes payable, net, at recorded book value	$2,087,421	$2,014,333
Preferred Stock, at liquidation value	$28,887	$28,892
Common Stock outstanding	103,488	103,267
Common Units outstanding (not owned by the Company)	2,803	2,829
Per share stock price at period end	$47.26	$50.91
Market value of Common Stock and Common Units	$5,023,313	$5,401,347
Total capitalization	$7,139,621	$7,444,572

At September 30, 2018, our mortgages and notes payable and outstanding preferred stock represented 29.6% of our total capitalization and 35.5% of the undepreciated book value of our assets. See also "Executive Summary - Liquidity and Capital Resources."

Our mortgages and notes payable as of September 30, 2018 consisted of $97.6 million of secured indebtedness with a weighted average interest rate of 4.0% and $1,999.4 million of unsecured indebtedness with a weighted average interest rate of 3.48%. The secured indebtedness was collateralized by real estate assets with an aggregate undepreciated book value of $147.6 million. As of September 30, 2018, $534.0 million of our debt does not bear interest at fixed rates or is not protected by interest rate hedge contracts.

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

During the third quarter of 2018, we sold various land parcels for an aggregate sale price of $2.1 million and recorded nominal aggregate gains on disposition of property.

As of September 30, 2018, we were developing 1.1 million rentable square feet of office properties. The following table summarizes these announced and in-process office developments:

Property	Market	Rentable Square Feet	Anticipated Total Investment (1)	Investment As Of September 30, 2018 (1)	Pre Leased %	Estimated Completion	Estimated Stabilization
			($ in thousands)
MetLife III	Raleigh	219,000	$64,500	$50,167	100.0%	2Q19	2Q21
Virginia Springs I	Nashville	113,000	34,300	20,335	100.0	1Q19	1Q19
Mars Petcare - Ovation	Nashville	223,700	96,200	71,037	100.0	3Q19	3Q19
Asurion (2)	Nashville	550,600	285,000	27,696	98.3	4Q21	1Q22
		1,106,300	$480,000	$169,235	99.2%
__________

(1)	Includes deferred lease commissions which are classified in deferred leasing costs on our Consolidated Balance Sheets.

(2)	Recorded on our Consolidated Balance Sheets in land held for development, not development in-process.

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

Our $600.0 million unsecured revolving credit facility is scheduled to mature in January 2022 and includes an accordion feature that allows for an additional $400.0 million of borrowing capacity subject to additional lender commitments. Assuming no defaults have occurred, we have an option to extend the maturity for two additional six-month periods. The interest rate at our current credit ratings is LIBOR plus 100 basis points and the annual facility fee is 20 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody's Investors Service or Standard & Poor's Ratings Services. There was $184.0 million and $173.0 million outstanding under our revolving credit facility at September 30, 2018 and October 16, 2018, respectively. At both September 30, 2018 and October 16, 2018, we had $0.4 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at September 30, 2018 and October 16, 2018 was $415.6 million and $426.6 million, respectively.

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

During the third quarter of 2018, the Company declared and paid a cash dividend of $0.4625 per share of Common Stock.

On October 18, 2018, the Company declared a cash dividend of $0.4625 per share of Common Stock, which is payable on December 4, 2018 to stockholders of record as of November 12, 2018.

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

We had $5.3 million of cash and cash equivalents as of September 30, 2018. The unused capacity of our revolving credit facility at September 30, 2018 and October 16, 2018 was $415.6 million and $426.6 million, respectively, excluding an accordion feature that allows for an additional $400.0 million of borrowing capacity subject to additional lender commitments.

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

During the remainder of 2018, we also expect to sell an additional $49 million to $89 million of properties no longer considered to be core assets due to location, age, quality and/or overall strategic fit. We can make no assurance, however, that we will sell any non-core assets or, if we do, what the timing or terms of any such sale will be.

Critical Accounting Estimates

There were no changes made by management to the critical accounting policies in the nine months ended September 30, 2018 other than the new revenue recognition standard adoption effective January 1, 2018. For a description of our critical accounting estimates, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our 2017 Annual Report on Form 10-K.

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

The following table sets forth the Company's FFO, FFO available for common stockholders and FFO available for common stockholders per share ($ in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Funds from operations:
Net income	$35,009	$59,549	$122,253	$132,588
Net (income) attributable to noncontrolling interests in consolidated affiliates	(324)	(315)	(918)	(914)
Depreciation and amortization of real estate assets	56,904	56,271	169,693	166,862
(Gains) on disposition of depreciable properties	—	(19,849)	(16,433)	(25,181)
Unconsolidated affiliates:
Depreciation and amortization of real estate assets	597	529	1,673	1,923
(Gains) on disposition of depreciable properties	—	(4,617)	—	(4,617)
Funds from operations	92,186	91,568	276,268	270,661
Dividends on Preferred Stock	(623)	(623)	(1,869)	(1,869)
Funds from operations available for common stockholders	$91,563	$90,945	$274,399	$268,792
Funds from operations available for common stockholders per share	$0.86	$0.86	$2.58	$2.55
Weighted average shares outstanding (1)	106,333	106,145	106,256	105,402
__________

(1)	Includes assumed conversion of all potentially dilutive Common Stock equivalents.

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

As of September 30, 2018, our same property portfolio consisted of 212 in-service properties encompassing 28.4 million rentable square feet that were wholly owned during the entirety of the periods presented (from January 1, 2017 to September 30, 2018). As of December 31, 2017, our same property portfolio consisted of 210 in-service properties encompassing 28.0 million rentable square feet that were wholly owned during the entirety of the periods presented (from January 1, 2016 to December 31, 2017). The change in our same property portfolio was due to the addition of one property encompassing 0.2 million rentable square feet acquired during 2016 and two newly developed properties encompassing 0.3 million rentable square feet placed in service during 2016. These additions were offset by the removal of one property encompassing 0.2 million rentable square feet that was sold during 2018.

Rental and other revenues related to properties not in our same property portfolio were $12.4 million and $15.0 million for the three months ended September 30, 2018 and 2017, respectively, and $39.9 million and $35.8 million for the nine months ended September 30, 2018 and 2017, respectively. Rental property and other expenses related to properties not in our same property portfolio were $2.9 million and $4.0 million for the three months ended September 30, 2018 and 2017, respectively, and $9.1 million and $10.1 million for the nine months ended September 30, 2018 and 2017, respectively.

The following table sets forth the Company’s NOI and same property NOI:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Income before disposition of investment properties and activity in unconsolidated affiliates	$34,433	$34,653	$103,637	$100,650
Other income	(818)	(558)	(1,735)	(2,632)
Interest expense	17,437	17,191	53,705	51,208
General and administrative expenses	9,551	9,247	30,869	29,787
Impairments of real estate assets	—	1,445	—	1,445
Depreciation and amortization	57,661	56,973	171,923	168,934
Net operating income	118,264	118,951	358,399	349,392
Less – non same property and other net operating income	(9,479)	(11,007)	(30,838)	(25,661)
Same property net operating income	$108,785	$107,944	$327,561	$323,731

Same property net operating income	$108,785	$107,944	$327,561	$323,731
Less – lease termination fees, straight-line rent and other non-cash adjustments	(3,646)	(4,255)	(13,791)	(13,093)
Same property cash net operating income	$105,139	$103,689	$313,770	$310,638

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our market risk as of June 30, 2018, see "Quantitative and Qualitative Disclosures About Market Risk" in our Quarterly Report on Form 10-Q for the second quarter of 2018.

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

SEC rules also require us to establish and maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in internal control over financial reporting during the three months ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. There were also no changes in internal control over financial reporting during the three months ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the third quarter of 2018, the Company issued an aggregate of 3,000 shares of Common Stock to holders of Common Units in the Operating Partnership upon the redemption of a like number of Common Units in private offerings exempt from the registration requirements pursuant to Section 4(2) of the Securities Act. Each of the holders of Common Units was an accredited investor under Rule 501 of the Securities Act. The resale of such shares was registered by the Company under the Securities Act.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1
Amendment No. 2, dated as of July 19, 2018, to the Second Restated Agreement of Limited Partnership, dated as of January 1, 2000, of the Operating Partnership (filed as part of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018)

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

Date: October 23, 2018