Form 10-K
period 2018-12-31
HIGHWOODS PROPERTIES INC; HIGHWOODS REALTY LTD PARTNERSHIP
filed 2019-02-05
CIK 921082, 941713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Highwoods Properties, Inc.  Yes  ☐    No ☒    Highwoods Realty Limited Partnership  Yes  ☐    No ☒

The aggregate market value of shares of Common Stock of Highwoods Properties, Inc. held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on June 30, 2018 was approximately $5.2 billion. At January 25, 2019, there were 103,559,065 shares of Common Stock outstanding.

There is no public trading market for the Common Units of Highwoods Realty Limited Partnership. As a result, an aggregate market value of the Common Units of Highwoods Realty Limited Partnership cannot be determined.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of Highwoods Properties, Inc. to be filed in connection with its Annual Meeting of Stockholders to be held May 8, 2019 are incorporated by reference in Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14.

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

Certain information contained herein is presented as of January 25, 2019, the latest practicable date for financial information prior to the filing of this Annual Report.

This report combines the Annual Reports on Form 10-K for the period ended December 31, 2018 of the Company and the Operating Partnership. We believe combining the annual reports into this single report results in the following benefits:

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

To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•	Item 6 - Selected Financial Data;

•	Item 9A - Controls and Procedures;

•	Item 15 - Certifications of CEO and CFO Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act;

•	Consolidated Financial Statements; and

•	the following Notes to Consolidated Financial Statements:

•	Note 10 - Equity;

•	Note 15 - Earnings Per Share and Per Unit; and

•	Note 18 - Quarterly Financial Data.

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

At December 31, 2018, the Company owned all of the Preferred Units and 103.1 million, or 97.4%, of the Common Units in the Operating Partnership. Limited partners owned the remaining 2.7 million Common Units. Generally, the Operating Partnership is obligated to redeem each Common Unit at the request of the holder thereof for cash equal to the value of one share of Common Stock based on the average of the market price for the 10 trading days immediately preceding the notice date of such redemption, provided that the Company, at its option, may elect to acquire any such Common Units presented for redemption for cash or one share of Common Stock. The Common Units owned by the Company are not redeemable.

The Company was incorporated in Maryland in 1994. The Operating Partnership was formed in North Carolina in 1994. Our executive offices are located at 3100 Smoketree Court, Suite 600, Raleigh, NC 27604, and our telephone number is (919) 872-4924.

Our primary business is the operation, acquisition and development of office properties, which accounted for more than 97% of our annualized cash rental revenues as of December 31, 2018. There are no material inter-segment transactions. See Note 17 to our Consolidated Financial Statements for a summary of the rental and other revenues, net operating income and assets for each reportable segment.

Our website is www.highwoods.com. In addition to this Annual Report, all quarterly and current reports, proxy statements, interactive data and other information are made available, without charge, on our website as soon as reasonably practicable after they are filed or furnished with the Securities and Exchange Commission ("SEC"). Information on our website is not considered part of this Annual Report.

During 2018, the Company filed unqualified Section 303A certifications with the NYSE. The Company and the Operating Partnership have also filed the CEO and CFO certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as exhibits to this Annual Report.

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

Sustainability

We are firmly committed to our intrinsic and societal responsibility to routinely minimize all environmental impacts resulting from our development and operation of our properties. We are devoted to creating healthy and productive workspaces for our customers and communities. More information regarding our sustainability strategy is available under the “Service Not Space/Sustainability” section of our website. Information on our website is not considered part of this Annual Report.

Employees

At December 31, 2018, we had 442 full-time employees.

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

Difficulties or delays in renewing leases with large customers or re-leasing space vacated by large customers could materially impact our results of operations. Our 20 largest customers account for a meaningful portion of our revenues. See “Item 2. Properties - Customers” and “Item 2. Properties - Lease Expirations.” There are no assurances that these customers, or any of our other large customers, will renew all or any of their space upon expiration of their current leases.

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

Our results of operations and financial condition could be adversely affected by financial difficulties experienced by a major customer, or by a number of smaller customers, including bankruptcies, insolvencies or general downturns in business. Our operations depend on the financial stability of our customers. A default by a significant customer on its lease payments would cause us to lose the revenue and any other amounts due under such lease. In the event of a customer default or bankruptcy, we may experience delays in enforcing our rights as landlord and may incur substantial costs re-leasing the property. We cannot evict a customer solely because of its bankruptcy. On the other hand, a court might authorize the customer to reject and terminate its lease. In such case, our claim against the bankrupt customer for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease. As a result, our claim for unpaid rent would likely not be paid in full and we may be required to write off deferred leasing costs and accrued straight-line rents receivable. These events could adversely impact our financial condition and results of operations.

An oversupply of space in our markets often causes rental rates and occupancies to decline, making it more difficult for us to lease space at attractive rental rates, if at all. Undeveloped land in many of the markets in which we operate is generally more readily available and less expensive than in higher barrier-to-entry markets such as New York and San Francisco. As a result, even during times of positive economic growth, we and/or our competitors could construct new buildings that would compete with our existing properties. Any such oversupply could result in lower occupancy and rental rates in our portfolio, which would have a negative impact on our results of operations.

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

Our use of joint ventures may limit our flexibility with jointly owned investments. In appropriate circumstances, we own, develop and acquire properties in joint ventures with other persons or entities when circumstances warrant the use of these structures. Types of joint venture investments include noncontrolling ownership interests in entities such as partnerships and limited liability companies and tenant-in-common interests in which we own less than 100% of the undivided interests in a real estate asset. Our participation in joint ventures is subject to the risks that:

•	we could become engaged in a dispute with any of our joint venture partners that might affect our ability to develop or operate a property;

•	our joint ventures are subject to debt and the refinancing of such debt may require equity capital calls;

•	our joint venture partners may default on their obligations necessitating that we fulfill their obligation ourselves;

•	our joint venture partners may have different objectives than we have regarding the appropriate timing and terms of any renovation, sale or refinancing of properties;

•	our joint venture partners may be structured differently than us for tax purposes, which could create conflicts of interest; and

•	our joint venture partners may have competing interests in our markets that could create conflicts of interest.

Our insurance coverage on our properties may be inadequate. We carry insurance on all of our properties, including insurance for liability, fire, windstorms, floods, earthquakes, environmental concerns and business interruption. Insurance companies, however, limit or exclude coverage against certain types of losses, such as losses due to terrorist acts, named windstorms, earthquakes and toxic mold. Thus, we may not have insurance coverage, or sufficient insurance coverage, against certain types of losses and/or there may be decreases in the insurance coverage available. Should an uninsured loss or a loss in excess of our insured limits occur, we could lose all or a portion of the capital we have invested in a property or properties, as well as the anticipated future operating income from the property or properties. If any of our properties were to experience a catastrophic loss, it could disrupt our operations, delay revenue, result in large expenses to repair or rebuild the property and/or damage our reputation among our customers and investors generally. Further, if any of our insurance carriers were to become insolvent, we would be forced to replace the existing insurance coverage with another suitable carrier, and any outstanding claims would be at risk for collection. In such an event, we cannot be certain that we would be able to replace the coverage at similar or otherwise favorable terms. Such events could adversely affect our results of operations and financial condition.

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

We generally do not intend to reserve funds to retire existing debt upon maturity. We may not be able to repay, refinance or extend any or all of our debt at maturity or upon any acceleration. If any refinancing is done at higher interest rates, the increased interest expense could adversely affect our cash flow and ability to pay distributions. Any such refinancing could also impose tighter financial ratios and other covenants that restrict our ability to take actions that could otherwise be in our best interest, such as funding new development activity, making opportunistic acquisitions, repurchasing our securities or paying distributions. While we do not currently have significant amounts of mortgage debt, we may in the future mortgage additional properties, which could also restrict our ability to sell any such underlying assets. If we do not meet any such mortgage financing obligations, any properties securing such indebtedness could be foreclosed on.

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

Increases in interest rates would increase our interest expense. At January 25, 2019, we had $766.0 million of variable rate debt outstanding not protected by interest rate hedge contracts. We may incur additional variable rate debt in the future. If interest rates increase, then so would the interest expense on our unhedged variable rate debt, which could adversely affect our financial condition and results of operations. From time to time, we manage our exposure to interest rate risk with interest rate hedge contracts that effectively fix or cap a portion of our variable rate debt. In addition, we utilize fixed rate debt at market rates. If interest rates decrease, the fair market value of any existing interest rate hedge contracts or outstanding fixed-rate debt would decline.

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

The Company may be subject to taxation as a regular corporation if it fails to maintain its REIT status, which could have a material adverse effect on the Company's stockholders and on the Operating Partnership. We may be subject to adverse consequences if the Company fails to continue to qualify as a REIT for federal income tax purposes. While we intend to operate in a manner that will allow the Company to continue to qualify as a REIT, we cannot provide any assurances that the Company will remain qualified as such in the future, which could have particularly adverse consequences to the Company's stockholders. Many of the requirements for taxation as a REIT are highly technical and complex and depend upon various factual matters and circumstances that may not be entirely within our control. The fact that the Company holds its assets through the Operating Partnership and its subsidiaries further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, Congress and the Internal Revenue Service might change the tax laws and regulations and the courts might issue new rulings that make it more difficult, or impossible, for the Company to remain qualified as a REIT. If the Company fails to qualify as a REIT, it would (a) not be allowed a deduction for dividends paid to stockholders in computing its taxable income, (b) be subject to federal income tax at regular corporate rates (and state and local taxes) and (c) unless entitled to relief under the tax laws, not be able to re-elect REIT status until the fifth calendar year after it failed to qualify as a REIT. Additionally, the Company would no longer be required to make distributions. As a result of these factors, the Company's failure to qualify as a REIT could impair our ability to expand our business and adversely affect the price of our Common Stock.

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

We face possible tax audits. Because we are organized and qualify as a REIT, we are generally not subject to federal income taxes. We are, however, subject to federal, state and local taxes in certain instances. In the normal course of business, certain entities through which we own real estate have undergone tax audits. Collectively, tax deficiency notices received to date from the jurisdictions conducting previous audits have not been material. However, there can be no assurance that future audits will not occur with increased frequency or that the ultimate result of such audits will not have a material adverse effect on our results of operations.

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

We cannot assure you that we will continue to pay dividends at historical rates. We generally expect to use cash flows from operating activities to fund dividends. For information regarding our dividend payment history as well as a discussion of the factors that influence the decisions of the Company's Board of Directors regarding dividends and distributions, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Dividends and Distributions.” Changes in our future dividend payout level could have a material effect on the market price of our Common Stock.

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

Properties

The following table sets forth information about in-service office properties that we wholly own by geographic location at December 31, 2018:

Market	Rentable Square Feet	Occupancy	Percentage of Annualized Cash Rental Revenue (1)
Atlanta	5,120,000	87.4%	18.5%
Nashville	4,190,000	92.9	17.7
Raleigh	4,655,000	89.5	16.4
Tampa	3,620,000	95.3	14.7
Pittsburgh	2,148,000	95.0	8.9
Orlando	1,976,000	91.2	7.6
Richmond	2,033,000	93.4	6.5
Memphis	1,638,000	92.0	6.2
Greensboro	1,151,000	93.0	3.5
Total	26,531,000	91.6%	100.0%
__________

(1)	Annualized Cash Rental Revenue is cash rental revenue (base rent plus cost recovery income, excluding straight-line rent) from our office properties for the month of December 2018 multiplied by 12.

The following table sets forth the net changes in rentable square footage of in-service properties that we wholly own:

	Year Ended December 31,
	2018	2017	2016
	(rentable square feet in thousands)
Acquisitions	—	—	243
Developments Placed In-Service	351	1,014	176
Redevelopment/Other	(2)	(7)	(46)
Dispositions	(491)	(1,077)	(1,429)
Net Change in Rentable Square Footage	(142)	(70)	(1,056)

The following table sets forth operating information about in-service properties that we wholly own:

	Average Occupancy	Annualized GAAP Rent Per Square Foot (1)	Annualized Cash Rent Per Square Foot (2)
2014	90.4%	$22.13	$21.29
2015	92.3%	$23.30	$22.55
2016	92.8%	$23.24	$22.55
2017	92.5%	$24.05	$23.46
2018	91.7%	$24.68	$24.06
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

Customers

The following table sets forth information concerning the 20 largest customers of properties that we wholly own at December 31, 2018:

Customer	Rentable Square Feet	Annualized Cash Rental Revenue (1)	Percent of Total Annualized Cash Rental Revenue (1)	Weighted Average Remaining Lease Term in Years
		(in thousands)
Federal Government	1,282,516	$31,589	4.86%	4.2
Metropolitan Life Insurance	624,245	16,269	2.51	9.7
Bridgestone Americas	506,128	14,993	2.31	18.7
PPG Industries	356,215	9,728	1.50	12.3
Tivity	263,598	7,672	1.18	4.2
EQT Corporation	295,241	7,037	1.08	5.8
Bass, Berry & Sims	209,701	7,034	1.08	5.8
Vanderbilt University	251,415	6,814	1.05	3.1
International Paper	278,444	6,764	1.04	9.9
State of Georgia	313,146	6,242	0.96	3.4
Laser Spine Institute	176,089	6,156	0.95	13.8
American General Life	173,834	5,992	0.92	8.1
Marsh USA	177,382	5,963	0.92	3.5
Novelis	168,949	5,943	0.92	5.7
Lifepoint Corporate Services	202,991	5,247	0.81	10.3
PNC Bank	159,142	4,803	0.74	9.1
AT&T	197,826	4,780	0.74	4.5
Regus PLC	172,433	4,747	0.73	4.8
Global Payments	168,051	4,453	0.69	14.2
Avanos Medical	193,199	4,453	0.69	10.2
Total	6,170,545	$166,679	25.68%	8.1
__________

(1)	Annualized Cash Rental Revenue is cash rental revenue (base rent plus cost recovery income, excluding straight-line rent) for the month of December 2018 multiplied by 12.

Lease Expirations

The following tables set forth scheduled lease expirations for existing leases at office properties that we wholly owned at December 31, 2018:

Lease Expiring (1)	Number of Leases Expiring	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases	Annualized Cash Rental Revenue Under Expiring Leases (2)	Average Annual Cash Rental Rate Per Square Foot for Expirations	Percent of Annualized Cash Rental Revenue Represented by Expiring Leases (2)
				($ in thousands)
2019 (3)	401	2,260,503	9.3%	$56,363	$24.93	8.9%
2020	366	2,859,887	11.8	79,594	27.83	12.6
2021	340	2,734,943	11.3	72,411	26.48	11.5
2022	275	2,428,417	10.0	60,364	24.86	9.5
2023	271	2,244,998	9.2	57,335	25.54	9.1
2024	152	2,267,733	9.3	61,219	27.00	9.7
2025	90	1,707,576	7.0	45,858	26.86	7.3
2026	83	1,483,602	6.1	37,189	25.07	5.9
2027	44	1,142,987	4.7	31,011	27.13	4.9
2028	58	914,319	3.8	25,113	27.47	4.0
Thereafter	167	4,258,674	17.5	105,642	24.81	16.6
	2,247	24,303,639	100.0%	$632,099	$26.01	100.0%
__________

(1)
Expirations that have been renewed are reflected above based on the renewal expiration date. Expirations include leases related to completed not stabilized development properties but exclude leases related to developments in-process.

(2)	Annualized Cash Rental Revenue is cash rental revenue (base rent plus cost recovery income, excluding straight-line rent) for the month of December 2018 multiplied by 12.

(3)	Includes 87,000 rentable square feet of leases that are on a month-to-month basis, which represent 0.2% of total annualized cash rental revenue.

In-Process Development

As of December 31, 2018, we were developing 1.1 million rentable square feet of office properties. The following table summarizes these announced and in-process office developments:

Property	Market	Rentable Square Feet	Anticipated Total Investment (1)	Investment As Of December 31, 2018 (1)	Pre Leased %	Estimated Completion	Estimated Stabilization
			($ in thousands)
MetLife III	Raleigh	219,000	$64,500	$55,753	100.0%	2Q19	2Q21
Mars Petcare - Ovation	Nashville	223,700	96,200	82,012	100.0	3Q19	3Q19
GlenLake Seven (2) (3)	Raleigh	125,700	40,970	2,718	28.2	3Q20	4Q21
Asurion (2)	Nashville	552,800	285,000	36,112	98.3	4Q21	1Q22
		1,121,200	$486,670	$176,595	91.1%
__________

(1)	Includes deferred lease commissions which are classified in deferred leasing costs on our Consolidated Balance Sheets.

(2)	Recorded on our Consolidated Balance Sheets in land held for development, not development in-process.

(3)	Our corporate and Raleigh division personnel will occupy approximately 35,500 square feet.

Land Held for Development

We wholly owned 337 acres of development land at December 31, 2018. We estimate that we can develop approximately 4.6 million and 0.2 million rentable square feet of office and industrial space, respectively, on the 181 acres that we consider core assets for our future development needs. Our core development land is zoned and available for development, and nearly all of the land has utility infrastructure in place. We believe that our commercially zoned and unencumbered land gives us a development advantage over other commercial real estate development companies in many of our markets.

Joint Venture Investments

The following table sets forth information about our joint venture investments by geographic location at December 31, 2018:

	Rentable Square Feet	Weighted Average Ownership Interest (1)	Occupancy	Percentage of Annualized Cash Rental Revenue (2)
Market
Kansas City (3)	292,000	50.0%	97.4%	51.3%
Richmond (4)	345,000	50.0	100.0	28.8
Raleigh	636,000	25.0	64.8	19.9
Total	1,273,000	37.5%	81.8%	100.0%
__________

(1)	Weighted Average Ownership Interest is calculated using Rentable Square Feet.

(2)	Annualized Cash Rental Revenue is cash rental revenue (base rent plus cost recovery income, excluding straight-line rent) for the month of December 2018 multiplied by 12.

(3)	Excluding our 26.5% ownership interest in a real estate brokerage services company.

(4)	This joint venture is consolidated.

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

ITEM X. EXECUTIVE OFFICERS OF THE REGISTRANT

The Company is the sole general partner of the Operating Partnership. The following table sets forth information with respect to the Company’s executive officers:

Name	Age	Position and Background
Edward J. Fritsch	60
Director and Chief Executive Officer.
Mr. Fritsch has been a director since January 2001. Mr. Fritsch became our chief executive officer and chair of the investment committee of our board of directors in July 2004. Mr. Fritsch was our president from December 2003 to November 2018, our chief operating officer from January 1998 to July 2004 and was a vice president and secretary from June 1994 to January 1998. Mr. Fritsch joined our predecessor in 1982 and was a partner of that entity at the time of our initial public offering in June 1994. Mr. Fritsch is a director, chair of the governance committee and member of the audit committee of National Retail Properties, Inc., a publicly-traded REIT (NYSE:NNN). Mr. Fritsch is a past chair of the National Association of Real Estate Investment Trusts ("NAREIT"). Mr. Fritsch is also a member of Wells Fargo's central region advisory board, a member of the University of North Carolina at Chapel Hill Foundation board, a director of the University of North Carolina at Chapel Hill Real Estate Holdings and a member of the Dix Park Conservancy board.

Theodore J. Klinck	53
President and Chief Operating Officer.
Mr. Klinck became president and chief operating officer in November 2018. Prior to that, Mr. Klinck was our executive vice president and chief operating and investment officer from September 2015 to November 2018 and was senior vice president and chief investment officer from March 2012 to August 2015. Before joining us, Mr. Klinck served as principal and chief investment officer with Goddard Investment Group, a privately owned real estate investment firm. Previously, Mr. Klinck had been a managing director at Morgan Stanley Real Estate.

Mark F. Mulhern	59
Executive Vice President and Chief Financial Officer.
Mr. Mulhern became chief financial officer in September 2014. Prior to that, Mr. Mulhern was a director of the Company since January 2012. Mr. Mulhern served as executive vice president and chief financial officer of Exco Resources, Inc. (NYSE:XCO), an oil and gas exploration and production company, from 2013 until September 2014. Mr. Mulhern served as senior vice president and chief financial officer of Progress Energy, Inc. (NYSE:PGN) from 2008 until its merger with Duke Energy Corporation (NYSE:DUK) in July 2012. Mr. Mulhern first joined Progress Energy in 1996 and served in a number of financial and strategic roles. He also spent eight years at Price Waterhouse. Mr. Mulhern currently serves as a director of McKim and Creed, a private engineering services firm, and Barings BDC, Inc. (NYSE:BBDC), a specialty finance company. Mr. Mulhern is a certified public accountant, a certified management accountant and a certified internal auditor.

Jeffrey D. Miller	48
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on the NYSE under the symbol "HIW." On December 31, 2018, the Company had 838 common stockholders of record. There is no public trading market for the Common Units. On December 31, 2018, the Operating Partnership had 100 holders of record of Common Units (other than the Company). At December 31, 2018, there were 103.6 million shares of Common Stock outstanding and 2.7 million Common Units outstanding not owned by the Company.

For information regarding our dividend payment history as well as a discussion of the factors that influence the decisions of the Company's Board of Directors regarding dividends and distributions, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Dividends and Distributions.”

The following stock price performance graph compares the performance of our Common Stock to the S&P 500 Index and the FTSE NAREIT All Equity REITs Index. The stock price performance graph assumes an investment of $100 in our Common Stock and the two indices on December 31, 2013 and further assumes the reinvestment of all dividends. The FTSE NAREIT All Equity REITs Index is a free-float adjusted, market capitalization-weighted index of U.S. equity REITs. Constituents of the Index include all tax-qualified REITs with more than 50% of total assets in qualifying real estate assets other than mortgages secured by real property. Stock price performance is not necessarily indicative of future results.

Total Return Performance
Index Value
200
150
100
50
Highwoods Properties, Inc.
S&P 500 Index
FTSE NAREIT All Equity REITs Index
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18

	For the Period from December 31, 2013 to December 31,
Index	2014	2015	2016	2017	2018
Highwoods Properties, Inc.	127.68	130.75	161.11	166.49	131.79
S&P 500 Index	113.69	115.26	129.05	157.22	150.33
FTSE NAREIT All Equity REITs Index	128.03	131.64	143.00	155.41	149.12

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

During the fourth quarter of 2018, the Company issued an aggregate of 63,805 shares of Common Stock to holders of Common Units in the Operating Partnership upon the redemption of a like number of Common Units in private offerings exempt from the registration requirements pursuant to Section 4(2) of the Securities Act. Each of the holders of Common Units was an accredited investor under Rule 501 of the Securities Act. The resale of such shares was registered by the Company under the Securities Act.

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

Information about the Company’s equity compensation plans and other related stockholder matters is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 8, 2019.

ITEM 6. SELECTED FINANCIAL DATA

Operating results for the year ended December 31, 2014 were retrospectively revised from previously reported amounts to reclassify the operations for those properties classified as discontinued operations. Total assets and mortgages and notes payable, net as of the years ended December 31, 2015 and 2014 were retrospectively revised from previously reported amounts to reclassify debt issuance costs as a direct deduction from the carrying amount of the debt liability to which they relate as opposed to being presented as assets.

The information in the following tables should be read in conjunction with the Company’s Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein ($ in thousands, except per share data):

	Year Ended December 31,
	2018	2017	2016	2015	2014
Rental and other revenues	$720,035	$702,737	$665,634	$604,671	$555,871
Income from continuing operations	$177,630	$191,663	$122,546	$85,521	$96,987
Income from discontinued operations	$—	$—	$418,593	$15,739	$18,985
Income from continuing operations available for common stockholders	$169,343	$182,873	$115,461	$79,308	$90,069
Net income	$177,630	$191,663	$541,139	$101,260	$115,972
Net income available for common stockholders	$169,343	$182,873	$521,789	$94,572	$108,457
Earnings per Common Share – basic:
Income from continuing operations available for common stockholders	$1.64	$1.78	$1.17	$0.84	$1.00
Net income available for common stockholders	$1.64	$1.78	$5.30	$1.00	$1.20
Earnings per Common Share – diluted:
Income from continuing operations available for common stockholders	$1.64	$1.78	$1.17	$0.84	$0.99
Net income available for common stockholders	$1.64	$1.78	$5.30	$1.00	$1.19
Dividends declared per Common Share (1)	$1.85	$1.76	$2.50	$1.70	$1.70

	December 31,
	2018	2017	2016	2015	2014
Total assets	$4,675,009	$4,623,791	$4,561,050	$4,485,631	$3,990,702
Mortgages and notes payable, net	$2,085,831	$2,014,333	$1,948,047	$2,491,813	$2,062,968
__________

(1)	Includes a special cash dividend of $0.80 per share declared in the quarter ended December 31, 2016 and paid January 10, 2017.

The information in the following tables should be read in conjunction with the Operating Partnership’s Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein ($ in thousands, except per unit data):

	Year Ended December 31,
	2018	2017	2016	2015	2014
Rental and other revenues	$720,035	$702,737	$665,634	$604,671	$555,871
Income from continuing operations	$177,630	$191,663	$122,546	$85,521	$96,987
Income from discontinued operations	$—	$—	$418,593	$15,739	$18,985
Income from continuing operations available for common unitholders	$173,931	$187,932	$118,792	$81,751	$93,014
Net income	$177,630	$191,663	$541,139	$101,260	$115,972
Net income available for common unitholders	$173,931	$187,932	$537,385	$97,490	$111,999
Earnings per Common Unit – basic:
Income from continuing operations available for common unitholders	$1.64	$1.79	$1.18	$0.84	$1.00
Net income available for common unitholders	$1.64	$1.79	$5.33	$1.01	$1.20
Earnings per Common Unit – diluted:
Income from continuing operations available for common unitholders	$1.64	$1.79	$1.18	$0.84	$1.00
Net income available for common unitholders	$1.64	$1.79	$5.32	$1.01	$1.20
Distributions declared per Common Unit (1)	$1.85	$1.76	$2.50	$1.70	$1.70

	December 31,
	2018	2017	2016	2015	2014
Total assets	$4,675,009	$4,623,791	$4,561,050	$4,485,631	$3,990,808
Mortgages and notes payable, net	$2,085,831	$2,014,333	$1,948,047	$2,491,813	$2,062,968
__________

(1)	Includes a special cash distribution of $0.80 per unit declared in the quarter ended December 31, 2016 and paid January 10, 2017.

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

The key components affecting our rental and other revenues are average occupancy, rental rates, cost recovery income, new developments placed in service, acquisitions and dispositions. Average occupancy generally increases during times of improving economic growth, as our ability to lease space outpaces vacancies that occur upon the expirations of existing leases. Average occupancy generally declines during times of slower or negative economic growth, when new vacancies tend to outpace our ability to lease space. Asset acquisitions, dispositions and new developments placed in service directly impact our rental revenues and could impact our average occupancy, depending upon the occupancy rate of the properties that are acquired, sold or placed in service. A further indicator of the predictability of future revenues is the expected lease expirations of our portfolio. As a result, in addition to seeking to increase our average occupancy by leasing current vacant space, we also concentrate our leasing efforts on renewing existing leases prior to expiration. For more information regarding our lease expirations, see “Item 2. Properties - Lease Expirations.” Occupancy in our office portfolio decreased from 92.9% at December 31, 2017 to 91.6% at December 31, 2018.

Whether or not our rental revenue tracks average occupancy proportionally depends upon whether GAAP rents under signed new and renewal leases are higher or lower than the GAAP rents under expiring leases. Annualized rental revenues from second generation leases expiring during any particular year are typically less than 15% of our total annual rental revenues. The following table sets forth information regarding second generation office leases signed during the fourth quarter of 2018 (we define second generation office leases as leases with new customers and renewals of existing customers in office space that has been previously occupied under our ownership and leases with respect to vacant space in acquired buildings):

	New	Renewal	All Office
Leased space (in rentable square feet)	383,985	534,509	918,494
Average term (in years - rentable square foot weighted)	7.0	4.7	5.6
Base rents (per rentable square foot) (1)	$31.97	$29.74	$30.67
Rent concessions (per rentable square foot) (1)	(0.92)	(0.62)	(0.74)
GAAP rents (per rentable square foot) (1)	$31.05	$29.12	$29.93
Tenant improvements (per rentable square foot) (1)	$5.35	$2.52	$3.70
Leasing commissions (per rentable square foot) (1)	$1.18	$0.93	$1.04
__________

(1)	Weighted average per rentable square foot on an annual basis over the lease term.

Annual combined GAAP rents for new and renewal leases signed in the fourth quarter were $29.93 per rentable square foot, or 20.2%, higher compared to previous leases in the same office spaces.

We strive to maintain a diverse, stable and creditworthy customer base. We have an internal guideline whereby customers that account for more than 3% of our revenues are periodically reviewed with the Company's Board of Directors. As of December 31, 2018, no customer accounted for more than 3% of our cash revenues other than the Federal Government, which accounted for less than 5% of our cash revenues on an annualized basis. Upon completion of the MetLife III development project in Raleigh, which is scheduled for delivery in the second quarter of 2019, it is expected that MetLife will account for approximately 3.4% of our revenues based on annualized cash revenues for December 2018. See “Item 2. Properties - Customers.”

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

Net Operating Income

Whether or not we record increasing same property net operating income (“NOI”) depends upon our ability to garner higher rental revenues, whether from higher average occupancy, higher GAAP rents per rentable square foot or higher cost recovery income, that exceed any corresponding growth in operating expenses. Same property NOI was $5.3 million, or 1.2%, higher in 2018 as compared to 2017 due to an increase in same property revenues of $11.5 million offset by an increase of $6.3 million in same property expenses. We expect same property NOI to be higher in 2019 as compared to 2018 as higher rental revenues, mostly from higher average GAAP rents per rentable square foot, higher parking income and higher cost recovery income, are expected to more than offset lower expected average occupancy and an anticipated increase in same property operating expenses.

In addition to the effect of same property NOI, whether or not NOI increases depends upon whether the NOI from our acquired properties and development properties placed in service exceeds the NOI from property dispositions. NOI was $11.8 million, or 2.5%, higher in 2018 as compared to 2017 due to the impact of development properties placed in service and a restoration fee, partly offset by NOI lost from property dispositions. We expect NOI to be higher in 2019 than 2018 due to the impact of our net investment activity in 2018.

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

Rental and other revenues are our principal source of funds to meet our short-term liquidity requirements. Other sources of funds for short-term liquidity needs include available working capital and borrowings under our revolving credit facility, which had $408.8 million of availability at January 25, 2019. Our short-term liquidity requirements primarily consist of operating expenses, interest and principal amortization on our debt, distributions and capital expenditures, including building improvement costs, tenant improvement costs and lease commissions. Building improvements are capital costs to maintain or enhance existing buildings not typically related to a specific customer. Tenant improvements are the costs required to customize space for the specific needs of customers. We anticipate that our available cash and cash equivalents and cash provided by operating activities and planned financing activities, including borrowings under our revolving credit facility, will be adequate to meet our short-term liquidity requirements. We use our revolving credit facility for working capital purposes and for the short-term funding of our development and acquisition activity and, in certain instances, the repayment of other debt. Continued ability to borrow under the revolving credit facility allows us to quickly capitalize on strategic opportunities at short-term interest rates.

Our long-term liquidity uses generally consist of the retirement or refinancing of debt upon maturity, funding of building improvements, new building developments and land infrastructure projects and funding acquisitions of buildings and development land. Our expected future capital expenditures for started and/or committed new development projects were approximately $331 million at December 31, 2018. Additionally, we may, from time to time, retire outstanding equity and/or debt securities through redemptions, open market repurchases, privately negotiated acquisitions or otherwise.

We expect to meet our long-term liquidity needs through a combination of:

•	cash flow from operating activities;

•	bank term loans and borrowings under our revolving credit facility;

•	the issuance of unsecured debt;

•	the issuance of secured debt;

•	the issuance of equity securities by the Company or the Operating Partnership; and

•	the disposition of non-core assets.

At December 31, 2018, our leverage ratio, as measured by the ratio of our mortgages and notes payable and outstanding preferred stock to the undepreciated book value of our assets, was 35.4% and there were 106.3 million diluted shares of Common Stock outstanding.

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

Results of Operations

Comparison of 2018 to 2017

Rental and Other Revenues

Rental and other revenues were $17.3 million, or 2.5%, higher in 2018 as compared to 2017 primarily due to development properties placed in service, higher same property revenues and a restoration fee, which increased rental and other revenues by $18.3 million, $11.5 million and $2.9 million, respectively. Same property rental and other revenues were higher primarily due to higher average GAAP rents per rentable square foot, higher cost recovery income and higher parking income, partly offset by lower average occupancy and lower termination fees. These increases were partly offset by lost revenue of $14.7 million from property dispositions. We expect rental and other revenues to be higher in 2019 as compared to 2018 due to development properties placed in service and higher same property revenues, partly offset by lost revenue from property dispositions and lower restoration fees.

Operating Expenses

Rental property and other expenses were $5.5 million, or 2.3%, higher in 2018 as compared to 2017 primarily due to higher same property operating expenses and development properties placed in service, which increased operating expenses by $6.3 million and $4.6 million, respectively. Same property operating expenses were higher primarily due to higher property taxes, contract services and utilities, partly offset by lower property insurance. These increases were partly offset by a $5.6 million decrease in operating expenses from property dispositions. We expect rental property and other expenses to be higher in 2019 as compared to 2018 due to development properties placed in service and higher same property operating expenses, partly offset by lower operating expenses from property dispositions.

Depreciation and amortization was $2.1 million, or 0.9%, higher in 2018 as compared to 2017 primarily due to development properties placed in service, partly offset by property dispositions and accelerated depreciation in 2017 related to properties that are expected to be demolished. We expect depreciation and amortization to be similar in 2019 as development properties placed in service are expected to be offset by fully amortized acquisition-related intangible assets and property dispositions.

We recorded aggregate impairments of real estate assets of $0.4 million and $1.4 million in 2018 and 2017, respectively. These impairments resulted from changes in market-based inputs and our assumptions about the use of the assets.

General and administrative expenses were $0.4 million, or 0.9%, higher in 2018 as compared to 2017 primarily due to higher company-wide base salaries and expensed pre-development costs. We expect general and administrative expenses to be higher in 2019 as compared to 2018 due to higher company-wide base salaries and certain previously capitalized leasing related costs that we will begin to expense upon adoption of the new lease accounting standard in 2019, partly offset by lower incentive compensation.

Interest Expense

Interest expense was $2.3 million, or 3.4%, higher in 2018 as compared to 2017 primarily due to lower capitalized interest and higher average debt balances, partly offset by lower average interest rates. We expect interest expense to be higher in 2019 as compared to 2018 due to higher average debt balances, higher average interest rates and lower capitalized interest.

Other Income

Other income was $0.3 million lower in 2018 as compared to 2017 primarily due to losses on deferred compensation plan investments in 2018, which is fully offset by a corresponding decrease in the deferred compensation expense that is recorded in general and administrative expenses.

Gains on Disposition of Property

Gains on disposition of property were $16.5 million lower in 2018 as compared to 2017 due to the net effect of the disposition activity in such periods.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $5.2 million lower in 2018 as compared to 2017 primarily due to our share of the net effect of the disposition activity by certain unconsolidated affiliates in 2017. We expect equity in earnings of unconsolidated affiliates to be higher in 2019 as compared to 2018 due to higher expected average occupancy.

Earnings Per Common Share - Diluted

Diluted earnings per common share was $0.14 lower in 2018 as compared to 2017 primarily due to a decrease in net income for the reasons discussed above.

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

Gains on Disposition of Property and Net Gains on Disposition of Discontinued Operations

Total gains were $375.1 million lower in 2017 as compared to 2016 due to the sales of substantially all of our wholly-owned Country Club Plaza assets in Kansas City (which we refer to as the "Plaza assets") in 2016.

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

Liquidity and Capital Resources

Statements of Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in the Company’s cash flows ($ in thousands):

	Year Ended December 31,
	2018	2017	2016	2018-2017 Change	2017-2016 Change
Net Cash Provided By Operating Activities	$358,628	$352,532	$305,805	$6,096	$46,727
Net Cash Provided By/(Used In) Investing Activities	(306,749)	(200,302)	216,262	(106,447)	(416,564)
Net Cash Used In Financing Activities	(130,069)	(142,528)	(465,241)	12,459	322,713
Total Cash Flows	$(78,190)	$9,702	$56,826	$(87,892)	$(47,124)

Comparison of 2018 to 2017

The increase in net cash provided by operating activities in 2018 as compared to 2017 was primarily due to higher net cash from the operations of development properties placed in service and same properties, partly offset by property dispositions and the timing of cash paid for operating expenses. We expect net cash related to operating activities to be higher in 2019 as compared to 2018 primarily due to the impact of development properties placed in service and same properties, partly offset by property dispositions.

The increase in net cash used in investing activities in 2018 as compared to 2017 was primarily due to acquisition activity in 2018 and higher net proceeds from disposition activity in 2017. We expect uses of cash for investing activities in 2019 to be primarily driven by whether or not we acquire and commence development of additional office buildings in the BBDs of our markets. Additionally, as of December 31, 2018, we have approximately $331 million left to fund of our previously-announced development activity in 2019 and future years. We expect these uses of cash for investing activities will be partly offset by proceeds from property dispositions in 2019.

The decrease in net cash used in financing activities in 2018 as compared to 2017 was primarily due to the payment of a special dividend in 2017, partly offset by higher proceeds from the issuance of Common Stock in 2017. Assuming the net effect of our acquisition, disposition and development activity in 2019 results in an increase to our assets, we would expect outstanding debt and/or Common Stock balances to increase.

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

Capitalization

The following table sets forth the Company’s capitalization (in thousands, except per share amounts):

	December 31,
	2018	2017
Mortgages and notes payable, net, at recorded book value	$2,085,831	$2,014,333
Preferred Stock, at liquidation value	$28,877	$28,892
Common Stock outstanding	103,557	103,267
Common Units outstanding (not owned by the Company)	2,739	2,829
Per share stock price at year end	$38.69	$50.91
Market value of Common Stock and Common Units	$4,112,592	$5,401,347
Total capitalization	$6,227,300	$7,444,572

At December 31, 2018, our mortgages and notes payable and outstanding preferred stock represented 34.0% of our total capitalization and 35.4% of the undepreciated book value of our assets. See also "Executive Summary - Liquidity and Capital Resources."

Our mortgages and notes payable as of December 31, 2018 consisted of $97.2 million of secured indebtedness with a weighted average interest rate of 4.0% and $1,997.8 million of unsecured indebtedness with a weighted average interest rate of 3.55%. The secured indebtedness was collateralized by real estate assets with an undepreciated book value of $147.6 million. As of December 31, 2018, $532.0 million of our debt does not bear interest at fixed rates or is not protected by interest rate hedge contracts. On January 11, 2019, floating-to-fixed interest rate swaps with respect to an aggregate of $225.0 million of LIBOR-based borrowings expired. Subsequently, as of January 25, 2019, we had $766.0 million of variable rate debt outstanding not protected by interest rate hedge contracts.

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

During the fourth quarter of 2018, we sold two buildings for an aggregate sale price of $54.5 million and recorded aggregate gains on disposition of property of $20.7 million.

During the third quarter of 2018, we sold various land parcels for an aggregate sale price of $2.1 million and recorded nominal aggregate gains on disposition of property.

During the second quarter of 2018, we sold a building and various land parcels for an aggregate sale price of $34.0 million and recorded aggregate gains on disposition of property of $17.0 million.

During the fourth quarter of 2018, we recorded an impairment of real estate assets of $0.4 million, which resulted from a change in market-based inputs and our assumptions about the use of the assets.

As of December 31, 2018, we were also developing 1.1 million rentable square feet of office properties. For a table summarizing our announced and in-process office developments, see "Item 2. Properties - In-Process Development."

Financing Activity

We have entered into separate equity distribution agreements with each of Wells Fargo Securities, LLC, Robert W. Baird & Co. Incorporated, BB&T Capital Markets, a division of BB&T Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, BTIG, LLC, Capital One Securities, Inc., Fifth Third Securities, Inc., Jefferies LLC and J.P. Morgan Securities LLC. Under the terms of the equity distribution agreements, the Company may offer and sell up to $300.0 million in aggregate gross sales price of shares of Common Stock from time to time through such firms, acting as agents of the Company or as principals. Sales of the shares, if any, may be made by means of ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices or as otherwise agreed with any of such firms. The Company did not issue any shares of Common Stock under these agreements during 2018.

Our $600.0 million unsecured revolving credit facility is scheduled to mature in January 2022 and includes an accordion feature that allows for an additional $400.0 million of borrowing capacity subject to additional lender commitments. Assuming no defaults have occurred, we have an option to extend the maturity for two additional six-month periods. The interest rate at our current credit ratings is LIBOR plus 100 basis points and the annual facility fee is 20 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody's Investors Service or Standard & Poor's Ratings Services. There was $182.0 million and $191.0 million outstanding under our revolving credit facility at December 31, 2018 and January 25, 2019, respectively. At both December 31, 2018 and January 25, 2019, we had $0.2 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at December 31, 2018 and January 25, 2019 was $417.8 million and $408.8 million, respectively.

During the second quarter of 2018, we paid off at maturity $200.0 million principal amount of 7.5% unsecured notes.

During the first quarter of 2018, the Operating Partnership issued $350.0 million aggregate principal amount of 4.125% notes due 2028, less original issuance discount of $4.1 million. These notes were priced to yield 4.271%. During 2017, we obtained $150.0 million notional amount of forward-starting swaps. Upon issuance of the notes, we terminated the forward-starting swaps and received cash upon settlement. The unrealized gain of $7.0 million in accumulated other comprehensive income will be reclassified to interest expense as interest payments are made on the debt and a gain of $0.2 million of hedge ineffectiveness was recognized in interest expense. Underwriting fees and other expenses were incurred that aggregated $2.9 million; these costs were deferred and will be amortized over the term of the notes. The net effect of the amortization of these items resulted in an effective fixed interest rate of 4.120%.

During the second quarter of 2018, we entered into $150.0 million notional amount of forward-starting swaps that effectively lock the underlying 10-year treasury rate at 2.91% with respect to a planned issuance of debt securities by the Operating Partnership expected to occur prior to June 11, 2019. During the fourth quarter of 2018, we entered into $75.0 million notional amount of forward-starting swaps that effectively lock the underlying 10-year treasury rate at 2.78% with respect to such planned issuance. The counterparties under our swaps are major financial institutions.

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

As of December 31, 2018, the Operating Partnership had the following unsecured notes outstanding ($ in thousands):

	Face Amount	Carrying Amount	Stated Interest Rate	Effective Interest Rate
Notes due June 2021	$300,000	$298,936	3.200%	3.363%
Notes due January 2023	$250,000	$248,938	3.625%	3.752%
Notes due March 2027	$300,000	$296,734	3.875%	4.038%
Notes due March 2028	$350,000	$346,208	4.125%	4.271%

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

Contractual Obligations

The following table sets forth a summary regarding our known contractual obligations, including required interest payments for those items that are interest bearing, at December 31, 2018 ($ in thousands):

		Amounts due during the years ending December 31,
	Total	2019	2020	2021	2022	2023	Thereafter
Mortgages and Notes Payable:
Principal payments (1)	$2,104,179	$1,876	$226,952	$302,032	$584,115	$252,201	$737,003
Interest payments	401,487	74,922	71,370	63,311	46,468	29,968	115,448
Capitalized Lease Obligations	33	18	15	—	—	—	—
Purchase Obligations:
Lease and contractual commitments and contingent consideration (2)	484,801	267,976	99,039	114,573	930	—	2,283
Operating Lease Obligations:
Operating ground leases	97,860	2,184	2,223	2,263	2,305	2,308	86,577
Total	$3,088,360	$346,976	$399,599	$482,179	$633,818	$284,477	$941,311
__________

(1)	Excludes amortization of premiums, discounts, debt issuance costs and/or purchase accounting adjustments.

(2)
Consists primarily of commitments under signed leases and contracts for operating properties, excluding tenant-funded tenant improvements, and contracts for development/redevelopment projects. This includes $362.4 million of contractual commitments related to our in-process development activity, of which $152.0 million is scheduled to be funded in 2019. For a description of our development activity, see "Item 2. Properties - In-Process Development." The timing of these lease and contractual commitments may fluctuate.

The interest payments due on mortgages and notes payable are based on the stated rates for the fixed rate debt and on the rates in effect at December 31, 2018 for the variable rate debt. The weighted average interest rate on our fixed (including debt with a variable rate that is effectively fixed by related interest rate swaps) and variable rate debt was 3.60% and 3.51%, respectively, at December 31, 2018. For additional information about our mortgages and notes payable, see Note 5 to our Consolidated Financial Statements. For additional information about purchase obligations and operating lease obligations, see Note 7 to our Consolidated Financial Statements.

Dividends and Distributions

To maintain its qualification as a REIT, the Company must pay dividends to stockholders that are at least 90.0% of its annual REIT taxable income, excluding net capital gains. The partnership agreement requires the Operating Partnership to distribute at least enough cash for the Company to be able to pay such dividends. The Company's REIT taxable income, as determined by the federal tax laws, does not equal its net income under accounting principles generally accepted in the United States of America

(GAAP). In addition, although capital gains are not required to be distributed to maintain REIT status, capital gains, if any, are subject to federal and state income tax unless such gains are distributed to stockholders. See “Item 1A. Risk Factors - Cash distributions reduce the amount of cash that would otherwise be available for other business purposes, including funding debt maturities, reducing debt or future growth initiatives.”

The amount of future distributions that will be made is at the discretion of the Company's Board of Directors. The following factors will affect such cash flows and, accordingly, influence the decisions of the Company’s Board of Directors regarding dividends and distributions:

•	projections with respect to future REIT taxable income expected to be generated by the Company;

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

During each quarter of 2018, the Company declared and paid a cash dividend of $0.4625 per share of Common Stock.

On February 5, 2019, the Company declared a cash dividend of $0.475 per share of Common Stock, which is payable on March 5, 2019 to stockholders of record as of February 19, 2019.

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

We had $3.8 million of cash and cash equivalents as of December 31, 2018. The unused capacity of our revolving credit facility at December 31, 2018 and January 25, 2019 was $417.8 million and $408.8 million, respectively, excluding an accordion feature that allows for an additional $400.0 million of borrowing capacity subject to additional lender commitments.

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

During 2019, we also expect to sell $100 million to $150 million of properties no longer considered to be core assets due to location, age, quality and/or overall strategic fit. We can make no assurance, however, that we will sell any non-core assets or, if we do, what the timing or terms of any such sale will be.

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

Sales of Real Estate

For sales of real estate where we have collected the consideration to which we are entitled in exchange for transferring the real estate, the related assets and liabilities are removed from the balance sheet and the resultant gain or loss is recorded in the period the transaction closes. Any post sale involvement is accounted for as separate performance obligations and when the separate performance obligations are satisfied, the sales price allocated to each is recognized.

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

The following table sets forth the Company's FFO, FFO available for common stockholders and FFO available for common stockholders per share ($ in thousands, except per share amounts):

	Year Ended December 31,
	2018	2017	2016
Funds from operations:
Net income	$177,630	$191,663	$541,139
Net (income) attributable to noncontrolling interests in consolidated affiliates	(1,207)	(1,239)	(1,253)
Depreciation and amortization of real estate assets	227,045	225,052	217,533
(Gains) on disposition of depreciable properties	(37,096)	(53,170)	(8,915)
Unconsolidated affiliates:
Depreciation and amortization of real estate assets	2,284	2,298	2,978
(Gains) on disposition of depreciable properties	—	(4,617)	(2,173)
Discontinued operations:
(Gains) on disposition of depreciable properties	—	—	(414,496)
Funds from operations	368,656	359,987	334,813
Dividends on Preferred Stock	(2,492)	(2,492)	(2,501)
Funds from operations available for common stockholders	$366,164	$357,495	$332,312
Funds from operations available for common stockholders per share	$3.45	$3.39	$3.28
Weighted average shares outstanding (1)	106,268	105,594	101,398
__________

(1)	Includes assumed conversion of all potentially dilutive Common Stock equivalents.

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

As of December 31, 2018, our same property portfolio consisted of 210 in-service properties encompassing 28.1 million rentable square feet that were wholly owned during the entirety of the periods presented (from January 1, 2017 to December 31, 2018). As of December 31, 2017, our same property portfolio consisted of 210 in-service properties encompassing 28.0 million rentable square feet that were wholly owned during the entirety of the periods presented (from January 1, 2016 to December 31, 2017). The change in our same property portfolio was due to the addition of one property encompassing 0.2 million rentable square feet acquired during 2016 and two newly developed properties encompassing 0.3 million rentable square feet placed in service during 2016. These additions were offset by the removal of three properties encompassing 0.5 million rentable square feet that were sold during 2018.

Rental and other revenues related to properties not in our same property portfolio were $59.9 million and $54.1 million for the years ended December 31, 2018 and 2017, respectively. Rental property and other expenses related to properties not in our same property portfolio were $14.3 million and $15.1 million for the years ended December 31, 2018 and 2017, respectively.

The following table sets forth the Company’s NOI and same property NOI:

	Year Ended December 31,
	2018	2017
Income before disposition of investment properties and activity in unconsolidated affiliates	$137,754	$130,102
Other income	(1,940)	(2,283)
Interest expense	71,422	69,105
General and administrative expenses	40,006	39,648
Impairments of real estate assets	423	1,445
Depreciation and amortization	229,955	227,832
Net operating income	477,620	465,849
Less – non same property and other net operating income	(45,568)	(39,057)
Same property net operating income	$432,052	$426,792

Same property net operating income	$432,052	$426,792
Less – lease termination fees, straight-line rent and other non-cash adjustments	(17,036)	(14,829)
Same property cash net operating income	$415,016	$411,963

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

We borrow funds at a combination of fixed and variable rates. Borrowings under our revolving credit facility and bank term loans bear interest at variable rates. Our long-term debt, which consists of secured and unsecured long-term financings, typically bears interest at fixed rates. Our interest rate risk management objectives are to limit generally the impact of interest rate changes on earnings and cash flows and lower our overall borrowing costs. To achieve these objectives, from time to time we enter into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate our interest rate risk with respect to existing and prospective debt instruments. We generally do not hold or issue these derivative contracts for trading or speculative purposes.

At December 31, 2018, we had $1,288.0 million principal amount of fixed rate debt outstanding, a $145.6 million increase as compared to December 31, 2017, excluding debt with a variable rate that is effectively fixed by related interest rate hedge contracts. The estimated aggregate fair market value of this debt was $1,259.9 million. If interest rates had been 100 basis points higher, the aggregate fair market value of our fixed rate debt would have been $68.3 million lower. If interest rates had been 100 basis points lower, the aggregate fair market value of our fixed rate debt would have been $73.8 million higher.

At December 31, 2018, we had $532.0 million of variable rate debt outstanding, a $73.0 million decrease as compared to December 31, 2017, not protected by interest rate hedge contracts. If the weighted average interest rate on this variable rate debt had been 100 basis points higher, the annual interest expense would increase $5.3 million. If the weighted average interest rate on this variable rate debt had been 100 basis points lower, the annual interest expense would decrease $5.3 million. On January 11, 2019, floating-to-fixed interest rate swaps with respect to an aggregate of $225.0 million of LIBOR-based borrowings expired. Subsequently, as of January 25, 2019, we had $766.0 million of variable rate debt outstanding not protected by interest rate hedge contracts. If the weighted average interest rate on this variable rate debt is 100 basis points higher, the annual interest expense would increase $7.7 million. If the weighted average interest rate on this variable rate debt is 100 basis points lower, the annual interest expense would decrease $7.7 million.

At December 31, 2018, we had $275.0 million of variable rate debt outstanding with $275.0 million of related floating-to-fixed interest rate swaps. These swaps effectively fix the underlying one-month LIBOR rate at a weighted average rate of 1.681%. If the underlying LIBOR interest rates increase or decrease by 100 basis points, the aggregate fair market value of the swaps at December 31, 2018 would increase or decrease by $1.4 million. Of these swaps, $225.0 million notional amount that effectively fixed the underlying one-month LIBOR at a weighted average rate of 1.678% expired on January 11, 2019.

During 2018, we entered into an aggregate of $225.0 million notional amount of forward-starting swaps that effectively lock the underlying 10-year treasury rate at a weighted average of 2.86% with respect to a planned issuance of debt securities by the Operating Partnership expected to occur prior to June 11, 2019. If the underlying treasury rate was to increase or decrease by 100 basis points, the aggregate fair market value of the swaps at December 31, 2018 would increase by $19.1 million or decrease by $21.2 million, respectively, due to the 10-year term of such swaps.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See page 48 for Index to Consolidated Financial Statements of Highwoods Properties, Inc. and Highwoods Realty Limited Partnership.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

General

The purpose of this section is to discuss our controls and procedures. The statements in this section represent the conclusions of Edward J. Fritsch, the Company's Chief Executive Officer (“CEO”), and Mark F. Mulhern, the Company's Executive Vice President and Chief Financial Officer (“CFO”).

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

Under the supervision of the Company's CEO and CFO, we conducted an evaluation of the effectiveness of the Company's internal control over financial reporting at December 31, 2018 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have concluded that, at December 31, 2018, the Company's internal control over financial reporting was effective. Deloitte & Touche LLP, our independent registered public accounting firm, has issued their attestation report, which is included below, on the effectiveness of the Company's internal control over financial reporting as of December 31, 2018.

Management's Annual Report on the Operating Partnership's Internal Control Over Financial Reporting

The Operating Partnership is also required to establish and maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Under the supervision of the Company's CEO and CFO, we conducted an evaluation of the effectiveness of the Operating Partnership's internal control over financial reporting at December 31, 2018 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have concluded that, as of December 31, 2018, the Operating Partnership's internal control over financial reporting was effective. SEC rules do not require us to obtain an attestation report of Deloitte & Touche LLP on the effectiveness of the Operating Partnership's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Highwoods Properties, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Highwoods Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018 of the Company and our report dated February 5, 2019 expressed an unqualified opinion on those financial statements.

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
February 5, 2019

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2018 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were also no changes in the Operating Partnership’s internal control over financial reporting during the fourth quarter of 2018 that materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about the Company’s executive officers and directors, the code of ethics that applies to the Company’s chief executive officer and senior financial officers, which is posted on our website, and certain corporate governance matters is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 8, 2019. No changes have been made to the procedures by which stockholders may recommend nominees to the Company's board of directors since the 2018 annual meeting, which was held on May 9, 2018. See Item X in Part I of this Annual Report for biographical information regarding the Company’s executive officers. The Company is the sole general partner of the Operating Partnership.

ITEM 11. EXECUTIVE COMPENSATION

Information about the compensation of the Company’s directors and executive officers is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 8, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about the beneficial ownership of Common Stock and the Company’s equity compensation plans is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 8, 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information about certain relationships and related transactions, if any, and the independence of the Company’s directors is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 8, 2019.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information about fees paid to and services provided by our independent registered public accounting firm is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 8, 2019.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Reference is made to the Index to Consolidated Financial Statements on page 48 for a list of the Consolidated Financial Statements of Highwoods Properties, Inc. and Highwoods Realty Limited Partnership included in this report.

Exhibits

Exhibit Number		Description
1.1
Form of Equity Distribution Agreement, dated February 8, 2017, among Highwoods Properties, Inc., Highwoods Realty Limited Partnership and each of the firms named therein (filed as part of the Company's Current Report on Form 8-K dated February 8, 2017)

1.2
Form of Equity Distribution Agreement, dated February 7, 2018, among Highwoods Properties, Inc., Highwoods Realty Limited Partnership and J.P. Morgan Securities LLC (filed as part of the Company's Current Report on Form 8-K dated February 7, 2018)

1.3
Form of Amendment No. 1 to Equity Distribution Agreement, dated February 7, 2018, among Highwoods Properties, Inc., Highwoods Realty Limited Partnership and each of the firms named therein (filed as part of the Company's Current Report on Form 8-K dated February 7, 2018)

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

4.2		Form of 3.875% Notes due March 1, 2027 (filed as part of the Company’s Current Report on Form 8-K dated February 23, 2017)
4.3		Officers’ Certificate Establishing the Terms of the 3.875% Notes, dated February 23, 2017 (filed as part of the Company’s Current Report on Form 8-K dated February 23, 2017)
4.4		Form of 3.625% Notes due January 15, 2023 (filed as part of the Company's Current Report on Form 8-K dated December 18, 2012)
4.5		Officers' Certificate Establishing the Terms of the 3.625% Notes, dated as of December 18, 2012 (filed as part of the Company's Current Report on Form 8-K dated December 18, 2012)
4.6		Form of 3.20% Notes due June 15, 2021 (filed as part of the Company's Current Report on Form 8-K dated May 27, 2014)
4.7		Officers' Certificate Establishing the Terms of the 3.20% Notes, dated as of May 27, 2014 (filed as part of the Company's Current Report on Form 8-K dated May 27, 2014)
4.8		Form of 4.125% Notes due March 15, 2028 (filed as part of the Company's Current Report on Form 8-K dated March 5, 2018)
4.9		Officers' Certificate Establishing the Terms of the 4.125% Notes, dated March 5, 2018 (filed as part of the Company's Current Report on Form 8-K dated March 5, 2018)
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

10.4	*	2015 Long-Term Equity Incentive Plan (filed as part of the Company’s Current Report on Form 8-K dated May 13, 2015)
10.5		Form of warrants to purchase Common Stock of the Company (filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997)

Exhibit Number		Description
10.6	*	Highwoods Properties, Inc. Retirement Plan, effective as of March 1, 2006 (filed as part of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)
10.7	*
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

10.9	*	Executive Supplemental Employment Agreement, dated as of September 29, 2014 between the Company and Mark F. Mulhern (filed as part of the Company's Current Report on Form 8-K dated October 1, 2014)
10.10	*
Amended and Restated Executive Supplemental Employment Agreement, dated as of February 12, 2013, between the Company and Jeffrey D. Miller (filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 2012)

10.11	*	Highwoods Properties, Inc. Amended and Restated Employee Stock Purchase Plan (filed as part of the Company’s Current Report on Form 8-K dated May 12, 2010)
10.12	*	Amendment No. 1 to the Amended and Restated Employee Stock Purchase Plan of the Company (filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 2010)
10.13	*	Amendment No. 2 to the Amended and Restated Employee Stock Purchase Plan of the Company (filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 2017)
10.14
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

10.15
Amended and Restated Seven-Year Term Loan Agreement, dated as of November 12, 2013, by and among the Company, the Operating Partnership, Wells Fargo Bank, National Association, as Administrative Agent, and the Other Lenders named therein (filed as part of the Company's Current Report on Form 8-K dated November 12, 2013)

10.16		First Amendment to Amended and Restated Seven-Year Term Loan Agreement (filed as part of the Company’s Current Report on Form 8-K dated June 11, 2015)
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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Highwoods Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 5, 2019, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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
February 5, 2019

We have served as the Company’s auditor since 2006.

HIGHWOODS PROPERTIES, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2018	2017
Assets:
Real estate assets, at cost:
Land	$491,441	$485,956
Buildings and tenant improvements	4,676,862	4,590,490
Development in-process	165,537	88,452
Land held for development	128,248	74,765
	5,462,088	5,239,663
Less-accumulated depreciation	(1,296,562)	(1,202,424)
Net real estate assets	4,165,526	4,037,239
Real estate and other assets, net, held for sale	—	14,118
Cash and cash equivalents	3,769	3,272
Restricted cash	6,374	85,061
Accounts receivable, net of allowance of $1,166 and $753, respectively	25,952	24,397
Mortgages and notes receivable, net of allowance of $44 and $72, respectively	5,599	6,425
Accrued straight-line rents receivable, net of allowance of $641 and $819, respectively	220,088	200,131
Investments in and advances to unconsolidated affiliates	23,585	23,897
Deferred leasing costs, net of accumulated amortization of $149,275 and $143,512, respectively	195,273	200,679
Prepaid expenses and other assets, net of accumulated depreciation of $18,074 and $19,092, respectively	28,843	28,572
Total Assets	$4,675,009	$4,623,791
Liabilities, Noncontrolling Interests in the Operating Partnership and Equity:
Mortgages and notes payable, net	$2,085,831	$2,014,333
Accounts payable, accrued expenses and other liabilities	218,922	228,215
Total Liabilities	2,304,753	2,242,548
Commitments and contingencies
Noncontrolling interests in the Operating Partnership	105,960	144,009
Equity:
Preferred Stock, $.01 par value, 50,000,000 authorized shares;
8.625% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 28,877 and 28,892 shares issued and outstanding, respectively	28,877	28,892
Common Stock, $.01 par value, 200,000,000 authorized shares;
103,557,065 and 103,266,875 shares issued and outstanding, respectively	1,036	1,033
Additional paid-in capital	2,976,197	2,929,399
Distributions in excess of net income available for common stockholders	(769,303)	(747,344)
Accumulated other comprehensive income	9,913	7,838
Total Stockholders’ Equity	2,246,720	2,219,818
Noncontrolling interests in consolidated affiliates	17,576	17,416
Total Equity	2,264,296	2,237,234
Total Liabilities, Noncontrolling Interests in the Operating Partnership and Equity	$4,675,009	$4,623,791
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Income
(in thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Rental and other revenues	$720,035	$702,737	$665,634
Operating expenses:
Rental property and other expenses	242,415	236,888	231,085
Depreciation and amortization	229,955	227,832	220,140
Impairments of real estate assets	423	1,445	—
General and administrative	40,006	39,648	38,153
Total operating expenses	512,799	505,813	489,378
Interest expense:
Contractual	68,565	65,939	73,142
Amortization of debt issuance costs	2,857	3,166	3,506
	71,422	69,105	76,648
Other income:
Interest and other income	1,940	2,309	2,338
Losses on debt extinguishment	—	(26)	—
	1,940	2,283	2,338
Income from continuing operations before disposition of investment properties and activity in unconsolidated affiliates	137,754	130,102	101,946
Gains on disposition of property	37,638	54,157	14,807
Equity in earnings of unconsolidated affiliates	2,238	7,404	5,793
Income from continuing operations	177,630	191,663	122,546
Discontinued operations:
Income from discontinued operations	—	—	4,097
Net gains on disposition of discontinued operations	—	—	414,496
	—	—	418,593
Net income	177,630	191,663	541,139
Net (income) attributable to noncontrolling interests in the Operating Partnership	(4,588)	(5,059)	(15,596)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(1,207)	(1,239)	(1,253)
Dividends on Preferred Stock	(2,492)	(2,492)	(2,501)
Net income available for common stockholders	$169,343	$182,873	$521,789
Earnings per Common Share – basic:
Income from continuing operations available for common stockholders	$1.64	$1.78	$1.17
Income from discontinued operations available for common stockholders	—	—	4.13
Net income available for common stockholders	$1.64	$1.78	$5.30
Weighted average Common Shares outstanding – basic	103,439	102,682	98,439
Earnings per Common Share – diluted:
Income from continuing operations available for common stockholders	$1.64	$1.78	$1.17
Income from discontinued operations available for common stockholders	—	—	4.13
Net income available for common stockholders	$1.64	$1.78	$5.30
Weighted average Common Shares outstanding – diluted	106,268	105,594	101,398
Net income available for common stockholders:
Income from continuing operations available for common stockholders	$169,343	$182,873	$115,461
Income from discontinued operations available for common stockholders	—	—	406,328
Net income available for common stockholders	$169,343	$182,873	$521,789
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Comprehensive income:
Net income	$177,630	$191,663	$541,139
Other comprehensive income:
Unrealized gains on cash flow hedges	4,161	1,732	5,703
Amortization of cash flow hedges	(2,086)	1,157	3,057
Total other comprehensive income	2,075	2,889	8,760
Total comprehensive income	179,705	194,552	549,899
Less-comprehensive (income) attributable to noncontrolling interests	(5,795)	(6,298)	(16,849)
Comprehensive income attributable to common stockholders	$173,910	$188,254	$533,050
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Equity
(in thousands, except share amounts)

	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Income/(Loss)	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2015	96,091,932	$961	$29,050	$2,598,242	$(3,811)	$17,975	$(1,023,135)	$1,619,282
Issuances of Common Stock, net of issuance costs and tax withholdings	5,390,710	54	—	256,326	—	—	—	256,380
Conversions of Common Units to Common Stock	61,048	—	—	3,057	—	—	—	3,057
Dividends on Common Stock ($1.70 per share)	—	—	—	—	—	—	(166,861)	(166,861)
Special dividend on Common Stock ($0.80 per share)	—	—	—	—	—	—	(81,205)	(81,205)
Dividends on Preferred Stock ($86.25 per share)	—	—	—	—	—	—	(2,501)	(2,501)
Adjustment of noncontrolling interests in the Operating Partnership to fair value	—	—	—	(12,993)	—	—	—	(12,993)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	—	(1,267)	—	(1,267)
Issuances of restricted stock	130,752	—	—	—	—	—	—	—
Redemptions/repurchases of Preferred Stock	—	—	(130)	—	—	—	—	(130)
Share-based compensation expense, net of forfeitures	(8,888)	2	—	6,249	—	—	—	6,251
Net (income) attributable to noncontrolling interests in the Operating Partnership	—	—	—	—	—	—	(15,596)	(15,596)
Net (income) attributable to noncontrolling interests in consolidated affiliates	—	—	—	—	—	1,253	(1,253)	—
Comprehensive income:
Net income	—	—	—	—	—	—	541,139	541,139
Other comprehensive income	—	—	—	—	8,760	—	—	8,760
Total comprehensive income								549,899
Balance at December 31, 2016	101,665,554	1,017	28,920	2,850,881	4,949	17,961	(749,412)	2,154,316
Issuances of Common Stock, net of issuance costs and tax withholdings	1,480,573	15	—	70,962	—	—	—	70,977
Conversions of Common Units to Common Stock	10,000	—	—	511	—	—	—	511
Dividends on Common Stock ($1.76 per share)	—	—	—	—	—	—	(180,805)	(180,805)
Dividends on Preferred Stock ($86.25 per share)	—	—	—	—	—	—	(2,492)	(2,492)
Adjustment of noncontrolling interests in the Operating Partnership to fair value	—	—	—	354	—	—	—	354
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	—	(1,784)	—	(1,784)
Issuances of restricted stock	110,748	—	—	—	—	—	—	—
Redemptions/repurchases of Preferred Stock	—	—	(28)	—	—	—	—	(28)
Share-based compensation expense, net of forfeitures	—	1	—	6,691	—	—	—	6,692
Net (income) attributable to noncontrolling interests in the Operating Partnership	—	—	—	—	—	—	(5,059)	(5,059)
Net (income) attributable to noncontrolling interests in consolidated affiliates	—	—	—	—	—	1,239	(1,239)	—
Comprehensive income:
Net income	—	—	—	—	—	—	191,663	191,663
Other comprehensive income	—	—	—	—	2,889	—	—	2,889
Total comprehensive income								194,552
Balance at December 31, 2017	103,266,875	$1,033	$28,892	$2,929,399	$7,838	$17,416	$(747,344)	$2,237,234

HIGHWOODS PROPERTIES, INC. Consolidated Statements of Equity - Continued (in thousands, except share amounts)

	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Income/(Loss)	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2017	103,266,875	$1,033	$28,892	$2,929,399	$7,838	$17,416	$(747,344)	$2,237,234
Issuances of Common Stock, net of issuance costs and tax withholdings	33,652	—	—	1,865	—	—	—	1,865
Conversions of Common Units to Common Stock	90,001	—	—	4,043	—	—	—	4,043
Dividends on Common Stock ($1.85 per share)	—	—	—	—	—	—	(191,302)	(191,302)
Dividends on Preferred Stock ($86.25 per share)	—	—	—	—	—	—	(2,492)	(2,492)
Adjustment of noncontrolling interests in the Operating Partnership to fair value	—	—	—	33,427	—	—	—	33,427
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	—	(1,047)	—	(1,047)
Issuances of restricted stock	172,440	—	—	—	—	—	—	—
Redemptions/repurchases of Preferred Stock	—	—	(15)	—	—	—	—	(15)
Share-based compensation expense, net of forfeitures	(5,903)	3	—	7,463	—	—	—	7,466
Net (income) attributable to noncontrolling interests in the Operating Partnership	—	—	—	—	—	—	(4,588)	(4,588)
Net (income) attributable to noncontrolling interests in consolidated affiliates	—	—	—	—	—	1,207	(1,207)	—
Comprehensive income:
Net income	—	—	—	—	—	—	177,630	177,630
Other comprehensive income	—	—	—	—	2,075	—	—	2,075
Total comprehensive income								179,705
Balance at December 31, 2018	103,557,065	$1,036	$28,877	$2,976,197	$9,913	$17,576	$(769,303)	$2,264,296
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Operating activities:
Net income	$177,630	$191,663	$541,139
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	229,955	227,832	220,140
Amortization of lease incentives and acquisition-related intangible assets and liabilities	(1,943)	(1,172)	(1,996)
Share-based compensation expense	7,466	6,692	6,251
Allowance for losses on accounts and accrued straight-line rents receivable	1,212	1,508	2,001
Accrued interest on mortgages and notes receivable	(451)	(509)	(502)
Amortization of debt issuance costs	2,857	3,166	3,506
Amortization of cash flow hedges	(2,086)	1,157	3,057
Amortization of mortgages and notes payable fair value adjustments	1,449	705	(234)
Impairments of real estate assets	423	1,445	—
Losses on debt extinguishment	—	26	—
Net gains on disposition of property	(37,638)	(54,157)	(429,303)
Equity in earnings of unconsolidated affiliates	(2,238)	(7,404)	(5,793)
Distributions of earnings from unconsolidated affiliates	2,104	5,078	4,424
Settlement of cash flow hedges	7,216	7,322	—
Changes in operating assets and liabilities:
Accounts receivable	1,759	(4,974)	3,401
Prepaid expenses and other assets	1,217	7,908	(4,423)
Accrued straight-line rents receivable	(23,203)	(32,234)	(24,245)
Accounts payable, accrued expenses and other liabilities	(7,101)	(1,520)	(11,618)
Net cash provided by operating activities	358,628	352,532	305,805
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	(50,649)	(1,840)	(110,249)
Investments in development in-process	(150,310)	(150,944)	(177,875)
Investments in tenant improvements and deferred leasing costs	(121,534)	(109,742)	(91,423)
Investments in building improvements	(68,256)	(63,780)	(80,672)
Net proceeds from disposition of real estate assets	88,813	129,503	684,371
Distributions of capital from unconsolidated affiliates	105	11,670	2,766
Investments in mortgages and notes receivable	—	—	(7,934)
Repayments of mortgages and notes receivable	1,312	2,917	1,699
Investments in and advances to unconsolidated affiliates	—	(10,063)	(105)
Repayments from unconsolidated affiliates	—	—	448
Changes in other investing activities	(6,230)	(8,023)	(4,764)
Net cash provided by/(used in) investing activities	$(306,749)	$(200,302)	$216,262

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows – Continued
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Financing activities:
Dividends on Common Stock	$(191,302)	$(180,805)	$(166,861)
Special dividend on Common Stock	—	(81,205)	—
Redemptions/repurchases of Preferred Stock	(15)	(28)	(130)
Dividends on Preferred Stock	(2,492)	(2,492)	(2,501)
Distributions to noncontrolling interests in the Operating Partnership	(5,167)	(4,987)	(4,888)
Special distribution to noncontrolling interests in the Operating Partnership	—	(2,271)	—
Distributions to noncontrolling interests in consolidated affiliates	(1,047)	(1,784)	(1,267)
Proceeds from the issuance of Common Stock	3,637	76,268	264,769
Costs paid for the issuance of Common Stock	(95)	(1,283)	(3,973)
Repurchase of shares related to tax withholdings	(1,677)	(4,008)	(4,416)
Borrowings on revolving credit facility	438,900	780,300	287,600
Repayments of revolving credit facility	(501,900)	(535,300)	(586,600)
Borrowings on mortgages and notes payable	345,863	656,001	150,000
Repayments of mortgages and notes payable	(211,803)	(832,553)	(395,993)
Payments of debt extinguishment costs	—	(57)	—
Changes in debt issuance costs and other financing activities	(2,971)	(8,324)	(981)
Net cash used in financing activities	(130,069)	(142,528)	(465,241)
Net increase/(decrease) in cash and cash equivalents and restricted cash	(78,190)	9,702	56,826
Cash and cash equivalents and restricted cash at beginning of the period	88,333	78,631	21,805
Cash and cash equivalents and restricted cash at end of the period	$10,143	$88,333	$78,631

Reconciliation of cash and cash equivalents and restricted cash:

	Year Ended December 31,
	2018	2017	2016
Cash and cash equivalents at end of the period	$3,769	$3,272	$49,490
Restricted cash at end of the period	6,374	85,061	29,141
Cash and cash equivalents and restricted cash at end of the period	$10,143	$88,333	$78,631

Supplemental disclosure of cash flow information:

	Year Ended December 31,
	2018	2017	2016
Cash paid for interest, net of amounts capitalized	$67,235	$68,207	$72,847

Supplemental disclosure of non-cash investing and financing activities:

	Year Ended December 31,
	2018	2017	2016
Unrealized gains on cash flow hedges	$4,161	$1,732	$5,703
Conversions of Common Units to Common Stock	4,043	511	3,057
Changes in accrued capital expenditures	(165)	(1,912)	8,580
Write-off of fully depreciated real estate assets	76,558	59,108	39,262
Write-off of fully amortized leasing costs	34,191	40,517	25,569
Write-off of fully amortized debt issuance costs	2,733	11,724	964
Adjustment of noncontrolling interests in the Operating Partnership to fair value	(33,427)	(354)	12,993
Contingent consideration in connection with the acquisition of land	—	750	—
Special dividend on Common Stock declared	—	—	(81,205)
Special distribution to noncontrolling interests in the Operating Partnership declared	—	—	(2,271)
See accompanying notes to consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of the General Partner of Highwoods Realty Limited Partnership

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Highwoods Realty Limited Partnership and subsidiaries (the “Operating Partnership”) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, capital, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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
February 5, 2019

We have served as the Operating Partnership’s auditor since 2006.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Balance Sheets
(in thousands, except unit and per unit data)

	December 31,
	2018	2017
Assets:
Real estate assets, at cost:
Land	$491,441	$485,956
Buildings and tenant improvements	4,676,862	4,590,490
Development in-process	165,537	88,452
Land held for development	128,248	74,765
	5,462,088	5,239,663
Less-accumulated depreciation	(1,296,562)	(1,202,424)
Net real estate assets	4,165,526	4,037,239
Real estate and other assets, net, held for sale	—	14,118
Cash and cash equivalents	3,769	3,272
Restricted cash	6,374	85,061
Accounts receivable, net of allowance of $1,166 and $753, respectively	25,952	24,397
Mortgages and notes receivable, net of allowance of $44 and $72, respectively	5,599	6,425
Accrued straight-line rents receivable, net of allowance of $641 and $819, respectively	220,088	200,131
Investments in and advances to unconsolidated affiliates	23,585	23,897
Deferred leasing costs, net of accumulated amortization of $149,275 and $143,512, respectively	195,273	200,679
Prepaid expenses and other assets, net of accumulated depreciation of $18,074 and $19,092, respectively	28,843	28,572
Total Assets	$4,675,009	$4,623,791
Liabilities, Redeemable Operating Partnership Units and Capital:
Mortgages and notes payable, net	$2,085,831	$2,014,333
Accounts payable, accrued expenses and other liabilities	218,922	228,215
Total Liabilities	2,304,753	2,242,548
Commitments and contingencies
Redeemable Operating Partnership Units:
Common Units, 2,738,703 and 2,828,704 outstanding, respectively	105,960	144,009
Series A Preferred Units (liquidation preference $1,000 per unit), 28,877 and 28,892 units issued and outstanding, respectively	28,877	28,892
Total Redeemable Operating Partnership Units	134,837	172,901
Capital:
Common Units:
General partner Common Units, 1,058,870 and 1,056,868 outstanding, respectively	22,078	21,830
Limited partner Common Units, 102,089,386 and 101,801,198 outstanding, respectively	2,185,852	2,161,258
Accumulated other comprehensive income	9,913	7,838
Noncontrolling interests in consolidated affiliates	17,576	17,416
Total Capital	2,235,419	2,208,342
Total Liabilities, Redeemable Operating Partnership Units and Capital	$4,675,009	$4,623,791
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Income
(in thousands, except per unit amounts)

	Year Ended December 31,
	2018	2017	2016
Rental and other revenues	$720,035	$702,737	$665,634
Operating expenses:
Rental property and other expenses	242,415	236,888	231,085
Depreciation and amortization	229,955	227,832	220,140
Impairments of real estate assets	423	1,445	—
General and administrative	40,006	39,648	38,153
Total operating expenses	512,799	505,813	489,378
Interest expense:
Contractual	68,565	65,939	73,142
Amortization of debt issuance costs	2,857	3,166	3,506
	71,422	69,105	76,648
Other income:
Interest and other income	1,940	2,309	2,338
Losses on debt extinguishment	—	(26)	—
	1,940	2,283	2,338
Income from continuing operations before disposition of investment properties and activity in unconsolidated affiliates	137,754	130,102	101,946
Gains on disposition of property	37,638	54,157	14,807
Equity in earnings of unconsolidated affiliates	2,238	7,404	5,793
Income from continuing operations	177,630	191,663	122,546
Discontinued operations:
Income from discontinued operations	—	—	4,097
Net gains on disposition of discontinued operations	—	—	414,496
	—	—	418,593
Net income	177,630	191,663	541,139
Net (income) attributable to noncontrolling interests in consolidated affiliates	(1,207)	(1,239)	(1,253)
Distributions on Preferred Units	(2,492)	(2,492)	(2,501)
Net income available for common unitholders	$173,931	$187,932	$537,385
Earnings per Common Unit – basic:
Income from continuing operations available for common unitholders	$1.64	$1.79	$1.18
Income from discontinued operations available for common unitholders	—	—	4.15
Net income available for common unitholders	$1.64	$1.79	$5.33
Weighted average Common Units outstanding – basic	105,826	105,106	100,902
Earnings per Common Unit – diluted:
Income from continuing operations available for common unitholders	$1.64	$1.79	$1.18
Income from discontinued operations available for common unitholders	—	—	4.14
Net income available for common unitholders	$1.64	$1.79	$5.32
Weighted average Common Units outstanding – diluted	105,859	105,185	100,989
Net income available for common unitholders:
Income from continuing operations available for common unitholders	$173,931	$187,932	$118,792
Income from discontinued operations available for common unitholders	—	—	418,593
Net income available for common unitholders	$173,931	$187,932	$537,385
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Comprehensive income:
Net income	$177,630	$191,663	$541,139
Other comprehensive income:
Unrealized gains on cash flow hedges	4,161	1,732	5,703
Amortization of cash flow hedges	(2,086)	1,157	3,057
Total other comprehensive income	2,075	2,889	8,760
Total comprehensive income	179,705	194,552	549,899
Less-comprehensive (income) attributable to noncontrolling interests	(1,207)	(1,239)	(1,253)
Comprehensive income attributable to common unitholders	$178,498	$193,313	$548,646
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Capital
(in thousands)

	Common Units		Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2015	$15,759	$1,560,309	$(3,811)	$17,975	$1,590,232
Issuances of Common Units, net of issuance costs and tax withholdings	2,564	253,816	—	—	256,380
Distributions on Common Units ($1.70 per unit)	(1,710)	(169,344)	—	—	(171,054)
Special distribution on Common Units ($0.80 per unit)	(832)	(82,317)	—	—	(83,149)
Distributions on Preferred Units ($86.25 per unit)	(25)	(2,476)	—	—	(2,501)
Share-based compensation expense, net of forfeitures	63	6,188	—	—	6,251
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(1,267)	(1,267)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	(194)	(19,201)	—	—	(19,395)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(13)	(1,240)	—	1,253	—
Comprehensive income:
Net income	5,411	535,728	—	—	541,139
Other comprehensive income	—	—	8,760	—	8,760
Total comprehensive income					549,899
Balance at December 31, 2016	21,023	2,081,463	4,949	17,961	2,125,396
Issuances of Common Units, net of issuance costs and tax withholdings	710	70,267	—	—	70,977
Distributions on Common Units ($1.76 per unit)	(1,851)	(183,221)	—	—	(185,072)
Distributions on Preferred Units ($86.25 per unit)	(25)	(2,467)	—	—	(2,492)
Share-based compensation expense, net of forfeitures	67	6,625	—	—	6,692
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(1,784)	(1,784)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	1	72	—	—	73
Net (income) attributable to noncontrolling interests in consolidated affiliates	(12)	(1,227)	—	1,239	—
Comprehensive income:
Net income	1,917	189,746	—	—	191,663
Other comprehensive income	—	—	2,889	—	2,889
Total comprehensive income					194,552
Balance at December 31, 2017	21,830	2,161,258	7,838	17,416	2,208,342
Issuances of Common Units, net of issuance costs and tax withholdings	19	1,846	—	—	1,865
Distributions on Common Units ($1.85 per unit)	(1,957)	(193,755)	—	—	(195,712)
Distributions on Preferred Units ($86.25 per unit)	(25)	(2,467)	—	—	(2,492)
Share-based compensation expense, net of forfeitures	75	7,391	—	—	7,466
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(1,047)	(1,047)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	372	36,920	—	—	37,292
Net (income) attributable to noncontrolling interests in consolidated affiliates	(12)	(1,195)	—	1,207	—
Comprehensive income:
Net income	1,776	175,854	—	—	177,630
Other comprehensive income	—	—	2,075	—	2,075
Total comprehensive income					179,705
Balance at December 31, 2018	$22,078	$2,185,852	$9,913	$17,576	$2,235,419
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Operating activities:
Net income	$177,630	$191,663	$541,139
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	229,955	227,832	220,140
Amortization of lease incentives and acquisition-related intangible assets and liabilities	(1,943)	(1,172)	(1,996)
Share-based compensation expense	7,466	6,692	6,251
Allowance for losses on accounts and accrued straight-line rents receivable	1,212	1,508	2,001
Accrued interest on mortgages and notes receivable	(451)	(509)	(502)
Amortization of debt issuance costs	2,857	3,166	3,506
Amortization of cash flow hedges	(2,086)	1,157	3,057
Amortization of mortgages and notes payable fair value adjustments	1,449	705	(234)
Impairments of real estate assets	423	1,445	—
Losses on debt extinguishment	—	26	—
Net gains on disposition of property	(37,638)	(54,157)	(429,303)
Equity in earnings of unconsolidated affiliates	(2,238)	(7,404)	(5,793)
Distributions of earnings from unconsolidated affiliates	2,104	5,078	4,011
Settlement of cash flow hedges	7,216	7,322	—
Changes in operating assets and liabilities:
Accounts receivable	1,759	(4,974)	3,401
Prepaid expenses and other assets	1,217	7,908	(4,423)
Accrued straight-line rents receivable	(23,203)	(32,234)	(24,245)
Accounts payable, accrued expenses and other liabilities	(7,101)	(1,520)	(11,618)
Net cash provided by operating activities	358,628	352,532	305,392
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	(50,649)	(1,840)	(110,249)
Investments in development in-process	(150,310)	(150,944)	(177,875)
Investments in tenant improvements and deferred leasing costs	(121,534)	(109,742)	(91,423)
Investments in building improvements	(68,256)	(63,780)	(80,672)
Net proceeds from disposition of real estate assets	88,813	129,503	684,371
Distributions of capital from unconsolidated affiliates	105	11,670	3,179
Investments in mortgages and notes receivable	—	—	(7,934)
Repayments of mortgages and notes receivable	1,312	2,917	1,699
Investments in and advances to unconsolidated affiliates	—	(10,063)	(105)
Repayments from unconsolidated affiliates	—	—	448
Changes in other investing activities	(6,230)	(8,023)	(4,764)
Net cash provided by/(used in) investing activities	$(306,749)	$(200,302)	$216,675

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows - Continued
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Financing activities:
Distributions on Common Units	$(195,712)	$(185,072)	$(171,054)
Special distribution on Common Units	—	(83,149)	—
Redemptions/repurchases of Preferred Units	(15)	(28)	(130)
Distributions on Preferred Units	(2,492)	(2,492)	(2,501)
Distributions to noncontrolling interests in consolidated affiliates	(1,047)	(1,784)	(1,267)
Proceeds from the issuance of Common Units	3,637	76,268	264,769
Costs paid for the issuance of Common Units	(95)	(1,283)	(3,973)
Repurchase of units related to tax withholdings	(1,677)	(4,008)	(4,416)
Borrowings on revolving credit facility	438,900	780,300	287,600
Repayments of revolving credit facility	(501,900)	(535,300)	(586,600)
Borrowings on mortgages and notes payable	345,863	656,001	150,000
Repayments of mortgages and notes payable	(211,803)	(832,553)	(395,993)
Payments of debt extinguishment costs	—	(57)	—
Changes in debt issuance costs and other financing activities	(3,728)	(9,371)	(1,676)
Net cash used in financing activities	(130,069)	(142,528)	(465,241)
Net increase/(decrease) in cash and cash equivalents and restricted cash	(78,190)	9,702	56,826
Cash and cash equivalents and restricted cash at beginning of the period	88,333	78,631	21,805
Cash and cash equivalents and restricted cash at end of the period	$10,143	$88,333	$78,631

Reconciliation of cash and cash equivalents and restricted cash:

	Year Ended December 31,
	2018	2017	2016
Cash and cash equivalents at end of the period	$3,769	$3,272	$49,490
Restricted cash at end of the period	6,374	85,061	29,141
Cash and cash equivalents and restricted cash at end of the period	$10,143	$88,333	$78,631

Supplemental disclosure of cash flow information:

	Year Ended December 31,
	2018	2017	2016
Cash paid for interest, net of amounts capitalized	$67,235	$68,207	$72,847

Supplemental disclosure of non-cash investing and financing activities:

	Year Ended December 31,
	2018	2017	2016
Unrealized gains on cash flow hedges	$4,161	$1,732	$5,703
Changes in accrued capital expenditures	(165)	(1,912)	8,580
Write-off of fully depreciated real estate assets	76,558	59,108	39,262
Write-off of fully amortized leasing costs	34,191	40,517	25,569
Write-off of fully amortized debt issuance costs	2,733	11,724	964
Adjustment of Redeemable Common Units to fair value	(38,049)	(793)	18,373
Contingent consideration in connection with the acquisition of land	—	750	—
Special distribution on Common Units declared	—	—	(83,149)
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(tabular dollar amounts in thousands, except per share and per unit data)

1.    Description of Business and Significant Accounting Policies

Description of Business

Highwoods Properties, Inc. (the “Company”) is a fully integrated real estate investment trust (“REIT”) that provides leasing, management, development, construction and other customer-related services for its properties and for third parties. The Company conducts its activities through Highwoods Realty Limited Partnership (the “Operating Partnership”). At December 31, 2018, we owned or had an interest in 30.5 million rentable square feet of in-service properties, 1.8 million rentable square feet of properties under development and approximately 350 acres of development land.

The Company is the sole general partner of the Operating Partnership. At December 31, 2018, the Company owned all of the Preferred Units and 103.1 million, or 97.4%, of the Common Units in the Operating Partnership. Limited partners owned the remaining 2.7 million Common Units. In the event the Company issues shares of Common Stock, the net proceeds of the issuance are contributed to the Operating Partnership in exchange for additional Common Units. Generally, the Operating Partnership is obligated to redeem each Common Unit at the request of the holder thereof for cash equal to the value of one share of Common Stock based on the average of the market price for the 10 trading days immediately preceding the notice date of such redemption, provided that the Company, at its option, may elect to acquire any such Common Units presented for redemption for cash or one share of Common Stock. The Common Units owned by the Company are not redeemable. During 2018, the Company redeemed 90,001 Common Units for a like number of shares of Common Stock.

Basis of Presentation

Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The Company's Consolidated Financial Statements include the Operating Partnership, wholly owned subsidiaries and those entities in which the Company has the controlling interest. The Operating Partnership's Consolidated Financial Statements include wholly owned subsidiaries and those entities in which the Operating Partnership has the controlling interest. We consolidate joint venture investments, such as interests in partnerships and limited liability companies, when we control the major operating and financial policies of the investment through majority ownership, in our capacity as a general partner or managing member or through some other contractual right. At December 31, 2018, three properties owned through a joint venture investment were consolidated.

All intercompany transactions and accounts have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in our Consolidated Financial Statements and accompanying notes. Actual results could differ from those estimates.

Insurance

Beginning in 2018, we are primarily self-insured for health care claims for participating employees. We have stop-loss coverage to limit our exposure to significant claims on a per claim and annual aggregate basis. We determine our liabilities for claims, including incurred but not reported losses, based on all relevant information, including actuarial estimates of claim liabilities. At December 31, 2018, a reserve of $0.5 million was recorded to cover estimated reported and unreported claims.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

1.    Description of Business and Significant Accounting Policies – Continued

Real Estate and Related Assets

Real estate and related assets are recorded at cost and stated at cost less accumulated depreciation. Renovations, replacements and other expenditures that improve or extend the life of assets are capitalized and depreciated over their estimated useful lives. Expenditures for ordinary maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful life of 40 years for buildings and depreciable land infrastructure costs, 15 years for building improvements and five to seven years for furniture, fixtures and equipment. Tenant improvements are amortized using the straight-line method over initial fixed terms of the respective leases, which generally are from three to 10 years. Depreciation expense for real estate assets was $191.0 million, $184.4 million and $173.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Sales of Real Estate

For sales of real estate where we have collected the consideration to which we are entitled in exchange for transferring the real estate, the related assets and liabilities are removed from the balance sheet and the resultant gain or loss is recorded in the period the transaction closes. Any post sale involvement is accounted for as separate performance obligations and when the separate performance obligations are satisfied, the sales price allocated to each is recognized.

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

We conduct certain business activities through a taxable REIT subsidiary, as permitted under the Code. The taxable REIT subsidiary is subject to federal, state and local income taxes on its taxable income. We record provisions for income taxes based on its income recognized for financial statement purposes, including the effects of differences between such income and the amount recognized for tax purposes.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

1.    Description of Business and Significant Accounting Policies – Continued

Concentration of Credit Risk

At December 31, 2018, properties that we wholly own were leased to 1,654 customers. The geographic locations that comprise greater than 10.0% of our rental and other revenues are Raleigh, Atlanta, Tampa and Nashville. Our customers engage in a wide variety of businesses. No single customer generated more than 5% of our consolidated revenues during 2018.

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

Derivative Financial Instruments

We borrow funds at a combination of fixed and variable rates. Borrowings under our revolving credit facility and bank term loans bear interest at variable rates. Our long-term debt typically bears interest at fixed rates. Our interest rate risk management objectives are to limit generally the impact of interest rate changes on earnings and cash flows and lower our overall borrowing costs. To achieve these objectives, from time to time, we enter into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate our interest rate risk with respect to existing and prospective debt instruments. We generally do not hold or issue these derivative contracts for trading or speculative purposes. The interest rate on all of our variable rate debt is generally adjusted at one or three month intervals, subject to settlements under these interest rate hedge contracts.

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
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

1.    Description of Business and Significant Accounting Policies – Continued

Recently Issued Accounting Standards

The Financial Accounting Standards Board ("FASB") issued an accounting standards update ("ASU") that superseded the revenue recognition requirements under previous guidance, which we adopted as of January 1, 2018. Several updates have been issued subsequently that are intended to promote a more consistent interpretation and application of the principles outlined in the ASU. The ASU requires the use of a new five-step model to recognize revenue from contracts with customers. The five-step model requires that we identify the contract with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when we satisfy the performance obligations. We are also required to disclose information regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In analyzing our contracts with customers, we determined that the most material potential impact from the adoption of this ASU would be in how revenue is recognized for sales of real estate with post sale involvement. Prior to the adoption of this ASU, profit for such sales transactions was recognized and then reduced by the maximum exposure to loss related to the nature of the post sale involvement at the time of sale. Upon adoption of this ASU, any post sale involvement must be accounted for as a separate performance obligation in the contract and a portion of the sales price allocated to each performance obligation. When the post sale involvement performance obligation is satisfied, the portion of the sales price allocated to it will be recognized. We had no sales of real estate with continuing involvement during the year ended December 31, 2018 or prior periods; however, we will use such methodology for any future real estate sales with continuing involvement. Our internal controls with respect to accounting for such sales have been updated accordingly. Adoption of this ASU resulted in no other changes with respect to the timing of revenue recognition or internal controls related to contracts such as management, development and construction fees and transient parking income, all of which are not material to our Consolidated Financial Statements. As such, there is no cumulative-effect adjustment from the adoption of this ASU reflected in our Consolidated Financial Statements.

The FASB issued an ASU that requires entities to show changes in total cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning of period and end of period balances rather than presented as transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. We adopted the ASU as of January 1, 2018 with retrospective application to our Consolidated Statements of Cash Flows. Accordingly, our Consolidated Statements of Cash Flows present a reconciliation of the changes in cash and cash equivalents and restricted cash. The effect of the adoption resulted in a $55.9 million decrease in net cash used in investing activities for the year ended December 31, 2017 and a $12.4 million increase in net cash provided by investing activities for the year ended December 31, 2016.

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

Our analysis of our leases indicates that the lease component is the predominant component, that the timing and pattern of transfer of our material non-lease components (primarily cost recovery income) are the same as the lease components and the lease component, if it were accounted for separately, would be classified as an operating lease. As such, we believe the adoption of the ASU will not significantly change the accounting or the related internal controls for rental and other revenues from operating leases where we are the lessor, and that such leases will be accounted for in a manner similar to existing standards with the underlying leased asset being reported and recognized as a real estate asset. Upon the adoption of the ASU, we will no longer capitalize and amortize certain leasing related costs and instead will expense these costs as incurred. Such capitalized costs have averaged approximately $2.5 million annually.

Leases where we are the lessee include primarily our operating ground leases. We currently believe that existing ground leases executed before the adoption date will continue to be accounted for as operating leases and the new guidance will not have a material impact on our recognition of ground lease expense or our results of operations. However, we will be required to recognize a right of use asset and a lease liability on our Consolidated Balance Sheets equal to the present value of the minimum lease payments required under each ground lease, which we believe will range from $31 million to $36 million. See Note 7 for information regarding our ground lease commitments.

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
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

1.    Description of Business and Significant Accounting Policies – Continued

The FASB issued an ASU that requires, among other things, the use of a new current expected credit loss ("CECL") model in determining our allowances for doubtful accounts with respect to accounts receivable, accrued straight-line rents receivable and mortgages and notes receivable. The FASB recently finalized its proposal to exclude operating lease receivables from the scope of this ASU. As such, we do not expect the adoption of this ASU in 2020 to have a material effect on our Consolidated Financial Statements.

The FASB issued an ASU that changes certain disclosure requirements for fair value measurements. The ASU is required to be adopted in 2020 and applied prospectively. We do not expect such adoption to have a material effect on our Notes to Consolidated Financial Statements.

2.    Real Estate Assets

Acquisitions

During 2018, we acquired two development parcels totaling approximately nine acres in Nashville for an aggregate purchase price, including capitalized acquisition costs, of $50.6 million.

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

Dispositions

During 2018, we sold a total of three buildings and various land parcels for an aggregate sale price of $90.6 million and recorded aggregate gains on disposition of property of $37.6 million.

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

Impairments

We recorded aggregate impairments of real estate assets of $0.4 million and $1.4 million in 2018 and 2017, respectively. These impairments resulted from changes in market-based inputs and our assumptions about the use of the assets.

3.    Investments in and Advances to Affiliates

Unconsolidated Affiliates

We have equity interests of up to 50.0% in various joint ventures with unrelated third parties that are accounted for using the equity method of accounting because we have the ability to exercise significant influence over the operating and financial policies of the joint venture investment. The difference between the cost of these investments and the net book value of the underlying net assets was $0.6 million and $0.7 million at December 31, 2018 and 2017, respectively.

The following table sets forth our ownership in unconsolidated affiliates at December 31, 2018:

Joint Venture	Location	Ownership Interest
Plaza Colonnade, Tenant-in-Common	Kansas City	50.0%
Kessinger/Hunter & Company, LC	Kansas City	26.5%
Highwoods DLF Forum, LLC	Raleigh	25.0%
Highwoods DLF 98/29, LLC	Orlando	22.8%

We receive development, management and leasing fees for services provided to certain of our joint ventures. These fees are recognized in income to the extent of our respective joint venture partner's interest. During the years ended December 31, 2018, 2017 and 2016, we recognized $0.4 million, $1.4 million and $0.8 million, respectively, of development/construction, management and leasing fees from our unconsolidated joint ventures. At both December 31, 2018 and 2017, we had receivables of $0.1 million related to these fees in accounts receivable.

Consolidated Affiliates

We have a 50.0% ownership interest in Highwoods-Markel Associates, LLC (“Markel”), a consolidated joint venture. We are the manager and leasing agent for Markel's properties, which are located in Richmond in exchange for customary management and leasing fees. We consolidate Markel since we are the managing member and control the major operating and financial policies of the entity. As controlling member, we have an obligation to cause this property-owning entity to distribute proceeds of liquidation to the noncontrolling interest member in these partially owned properties only if the net proceeds received by the entity from the sale of any of Markel's assets warrant a distribution as determined by the agreement governing the joint venture. We estimate the value of such noncontrolling interest distributions would have been $30.1 million had the entity been liquidated at December 31, 2018. This estimated settlement value is based on the fair value of the underlying properties which is based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for customers, changes in market rental rates and costs to operate each property. If the entity's underlying assets are worth less than the underlying liabilities on the date of such liquidation, we would have no obligation to remit any consideration to the noncontrolling interest holder.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

4.    Intangible Assets and Below Market Lease Liabilities

The following table sets forth total intangible assets and acquisition-related below market lease liabilities, net of accumulated amortization:

	December 31,
	2018	2017
Assets:
Deferred leasing costs (including lease incentives and above market lease and in-place lease acquisition-related intangible assets)	$344,548	$344,191
Less accumulated amortization	(149,275)	(143,512)
	$195,273	$200,679

Liabilities (in accounts payable, accrued expenses and other liabilities):
Acquisition-related below market lease liabilities	$57,955	$59,947
Less accumulated amortization	(32,307)	(28,214)
	$25,648	$31,733

The following table sets forth amortization of intangible assets and below market lease liabilities:

	Year Ended December 31,
	2018	2017	2016
Amortization of deferred leasing costs and acquisition-related intangible assets (in depreciation and amortization)	$36,486	$41,187	$44,968
Amortization of lease incentives (in rental and other revenues)	$1,908	$1,765	$1,779
Amortization of acquisition-related intangible assets (in rental and other revenues)	$1,677	$2,921	$3,851
Amortization of acquisition-related intangible assets (in rental property and other expenses)	$557	$557	$557
Amortization of acquisition-related below market lease liabilities (in rental and other revenues)	$(6,085)	$(6,415)	$(8,183)

The following table sets forth scheduled future amortization of intangible assets and below market lease liabilities:

Years Ending December 31,	Amortization of Deferred Leasing Costs and Acquisition-Related Intangible Assets (in Depreciation and Amortization)	Amortization of Lease Incentives (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental Property and Other Expenses)	Amortization of Acquisition-Related Below Market Lease Liabilities (in Rental and Other Revenues)
2019	$35,862	$1,730	$1,261	$553	$(5,405)
2020	31,285	1,445	957	514	(5,135)
2021	26,702	1,205	631	—	(4,331)
2022	22,392	982	462	—	(3,258)
2023	18,972	914	308	—	(2,878)
Thereafter	43,147	4,851	1,100	—	(4,641)
	$178,360	$11,127	$4,719	$1,067	$(25,648)
Weighted average remaining amortization periods as of December 31, 2018 (in years)	7.3	10.1	6.5	2.0	5.9

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

5.    Mortgages and Notes Payable

Our mortgages and notes payable consist of the following:

	December 31,
	2018	2017
Secured indebtedness: (1)
4.00% mortgage loan due 2029	$97,179	$98,981
	97,179	98,981
Unsecured indebtedness:
7.50% notes due 2018 (2)	—	200,000
3.20% (3.363% effective rate) notes due 2021 (3)	298,936	298,504
3.625% (3.752% effective rate) notes due 2023 (4)	248,938	248,675
3.875% (4.038% effective rate) notes due 2027 (5)	296,734	296,334
4.125% (4.271% effective rate) notes due 2028 (6)	346,208	—
Variable rate term loan due 2018 (2)	—	10,000
Variable rate term loan due 2020 (7)	225,000	225,000
Variable rate term loan due 2022 (8)	200,000	200,000
Variable rate term loan due 2022 (9)	200,000	200,000
Revolving credit facility due 2022 (10)	182,000	245,000
	1,997,816	1,923,513
Less-unamortized debt issuance costs	(9,164)	(8,161)
Total mortgages and notes payable, net	$2,085,831	$2,014,333
__________

(1)
Our secured mortgage loan was collateralized by real estate assets with an undepreciated book value of $147.6 million at December 31, 2018. Our fixed rate mortgage loans generally are either locked out to prepayment for all or a portion of their term or are prepayable subject to certain conditions including prepayment penalties.

(2)	This debt was repaid in 2018.

(3)	Net of unamortized original issuance discount of $1.1 million and $1.5 million as of December 31, 2018 and 2017, respectively.

(4)	Net of unamortized original issuance discount of $1.1 million and $1.3 million as of December 31, 2018 and 2017, respectively.

(5)	Net of unamortized original issuance discount of $3.3 million and $3.7 million as of December 31, 2018 and 2017, respectively.

(6)	Net of unamortized original issuance discount of $3.8 million as of December 31, 2018.

(7)
As more fully described in Note 6, we entered into floating-to-fixed interest rate swaps that effectively fixed LIBOR for $225.0 million of this loan through January 11, 2019. Accordingly, the equivalent fixed rate of this amount was 2.78%.

(8)
As more fully described in Note 6, we entered into floating-to-fixed interest rate swaps that effectively fix LIBOR for $50.0 million of this loan through January 2022. Accordingly, the equivalent fixed rate of this amount is 2.79%. The interest rate on the remaining $150.0 million was 3.45% at December 31, 2018.

(9)	The interest rate was 3.61% at December 31, 2018.

(10)	The interest rate was 3.46% at December 31, 2018.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

5.    Mortgages and Notes Payable - Continued

The following table sets forth scheduled future principal payments, including amortization, due on our mortgages and notes payable at December 31, 2018:

Years Ending December 31,	Principal Amount
2019	$367
2020	225,444
2021	300,757
2022	583,038
2023	251,376
Thereafter	734,013
Less-unamortized debt issuance costs	(9,164)
$2,085,831

During 2017, we entered into a new $600.0 million unsecured revolving credit facility, which replaced our previously existing $475.0 million revolving credit facility, and includes an accordion feature that allows for an additional $400.0 million of borrowing capacity subject to additional lender commitments. Our new revolving credit facility is scheduled to mature in January 2022. Assuming no defaults have occurred, we have an option to extend the maturity for two additional six-month periods. The interest rate on the new facility at our current credit ratings is LIBOR plus 100 basis points and the annual facility fee is 20 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody's Investors Service or Standard & Poor’s Ratings Services. The financial and other covenants under the new facility are similar to our previous credit facility. We incurred $3.5 million of debt issuance costs, which will be amortized along with certain existing unamortized debt issuance costs over the remaining term of our new revolving credit facility. We recorded $0.1 million of loss on debt extinguishment. There was $182.0 million and $191.0 million outstanding under our new revolving credit facility at December 31, 2018 and January 25, 2019, respectively. At both December 31, 2018 and January 25, 2019, we had $0.2 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at December 31, 2018 and January 25, 2019 was $417.8 million and $408.8 million, respectively.

During 2018, we paid off at maturity $200.0 million principal amount of 7.5% unsecured notes. We also paid down $1.8 million of secured loan balances through principal amortization during 2018.

During 2018, the Operating Partnership issued $350.0 million aggregate principal amount of 4.125% notes due 2028, less original issuance discount of $4.1 million. These notes were priced to yield 4.271%. Underwriting fees and other expenses were incurred that aggregated $2.9 million; these costs were deferred and will be amortized over the term of the notes.

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

We previously amended our $225.0 million, seven-year unsecured bank term loan, which was scheduled to mature in January 2019. We increased the borrowed amount to $350.0 million. The amended term loan is scheduled to mature in June 2020 and the interest rate, based on our current credit ratings, was reduced from LIBOR plus 175 basis points to LIBOR plus 110 basis points. We incurred $1.3 million of debt issuance costs in connection with this amendment, which will be amortized along with existing unamortized debt issuance costs over the remaining term of the new loan. During 2017, we prepaid without penalty $125.0 million on this $350.0 million unsecured bank term loan. We recorded $0.4 million of loss on debt extinguishment related to this prepayment.

We previously acquired our joint venture partner’s 77.2% interest in a building in Orlando. Simultaneously with this acquisition, the joint venture's previously existing mortgage note was restructured into a new $18.0 million first mortgage note and a $10.2 million subordinated note, both of which were scheduled to mature in July 2017. The first mortgage and subordinated notes had effective interest rates of 5.36% and 8.6%, respectively. The subordinated note and accrued interest thereon was satisfied upon payment of a "waterfall payment." During 2017, both notes were retired upon payment of the $18.0 million principal balance on the first mortgage note and a $0.5 million waterfall payment relating to the subordinated note, which resulted in $0.4 million of gain on debt extinguishment.

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

We previously obtained a $350.0 million, six-month unsecured bridge facility. The interest rate on the bridge facility at our current credit ratings was LIBOR plus 110 basis points. During 2016, we prepaid without penalty the full balance on this unsecured bridge facility.

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
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

5.    Mortgages and Notes Payable - Continued

The Operating Partnership has $298.9 million carrying amount of 2021 notes outstanding, $248.9 million carrying amount of 2023 notes outstanding, $296.7 million carrying amount of 2027 notes outstanding and $346.2 million carrying amount of 2028 notes outstanding. The indenture that governs these outstanding notes requires us to comply with customary operating covenants and various financial ratios. The trustee or the holders of at least 25.0% in principal amount of any series of notes can accelerate the principal amount of such series upon written notice of a default that remains uncured after 60 days.

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

Capitalized Interest

Total interest capitalized to development and significant building and tenant improvement projects was $6.7 million, $8.8 million and $8.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

6.	Derivative Financial Instruments

During 2018, we entered into an aggregate of $225.0 million notional amount of forward-starting swaps that effectively lock the underlying 10-year treasury rate at a weighted average of 2.86% with respect to a planned issuance of debt securities by the Operating Partnership expected to occur prior to June 11, 2019.

During 2017, we entered into $150.0 million notional amount of forward-starting swaps that effectively locked the underlying 10-year treasury rate at 2.44% with respect to a planned issuance of debt securities by the Operating Partnership. Upon issuance of the $350.0 million aggregate principal amount of 4.125% notes due 2028 during 2018, we terminated the forward-starting swaps and received cash upon settlement. The unrealized gain of $7.0 million in accumulated other comprehensive income will be reclassified to interest expense as interest payments are made on the debt and a gain of $0.2 million of hedge ineffectiveness was recognized in interest expense.

During 2017, we also entered into floating-to-fixed interest rate swaps through January 2022 with respect to an aggregate of $50.0 million LIBOR-based borrowings. These swaps effectively fix the underlying one-month LIBOR rate at a weighted average rate of 1.693%.

During 2016, we entered into $150.0 million notional amount of forward-starting swaps that effectively locked the underlying 10-year treasury rate at 1.90% with respect to a planned issuance of debt securities by the Operating Partnership. Upon issuance of the $300.0 million aggregate principal amount of 3.875% notes due 2027 during 2017, we terminated the forward-starting swaps and received cash upon settlement. The unrealized gain of $7.3 million in accumulated other comprehensive income will be reclassified to interest expense as interest payments are made on the debt.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

6.	Derivative Financial Instruments - Continued

We also had floating-to-fixed interest rate swaps through January 11, 2019 with respect to an aggregate of $225.0 million LIBOR-based borrowings. These swaps effectively fixed the underlying one-month LIBOR rate at a weighted average rate of 1.678%.

The counterparties under our swaps are major financial institutions. The swap agreements contain a provision whereby if we default on certain of our indebtedness and which default results in repayment of such indebtedness being, or becoming capable of being, accelerated by the lender, then we could also be declared in default on our swaps.

Our interest rate swaps have been designated as and are being accounted for as cash flow hedges with the effective portion of changes in fair value recorded in other comprehensive income each reporting period. No significant gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on our cash flow hedges during the years ended December 31, 2018 and 2017. We have no collateral requirements related to our interest rate swaps.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our debt. During 2019, we estimate that $1.6 million will be reclassified as a net decrease to interest expense.

The following table sets forth the gross fair value of our derivatives:

	December 31,
	2018	2017
Derivatives:
Derivatives designated as cash flow hedges in prepaid expenses and other assets:
Interest rate swaps	$1,146	$1,286
Derivatives designated as cash flow hedges in accounts payable, accrued expenses and other liabilities:
Interest rate swaps	$3,581	$—

The following table sets forth the effect of our cash flow hedges on accumulated other comprehensive income and interest expense:

	Year Ended December 31,
	2018	2017	2016
Derivatives Designated as Cash Flow Hedges:
Amount of unrealized gains recognized in accumulated other comprehensive income on derivatives (effective portion):
Interest rate swaps	$4,161	$1,732	$5,703
Amount of (gains)/losses reclassified out of accumulated other comprehensive income into contractual interest expense (effective portion):
Interest rate swaps	$(2,086)	$1,157	$3,057

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

7.	Commitments and Contingencies

Operating Ground Leases

Certain of our properties are subject to operating ground leases. Rental payments on these leases are adjusted periodically based on either the consumer price index or on a pre-determined schedule. Total rental property expense recorded for operating ground leases was $2.5 million, $2.5 million and $2.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The following table sets forth our scheduled obligations for future minimum payments on operating ground leases at December 31, 2018:

Years Ending December 31,	Minimum Payments
2019	$2,184
2020	2,223
2021	2,263
2022	2,305
2023	2,308
Thereafter	86,577
$97,860

Lease and Contractual Commitments

We have $484.8 million of lease and contractual commitments at December 31, 2018. Lease and contractual commitments represent commitments under signed leases and contracts for operating properties (excluding tenant-funded tenant improvements) and contracts for development/redevelopment projects, of which $60.4 million was recorded on our Consolidated Balance Sheets at December 31, 2018.

Contingent Consideration

We had $5.0 million at both December 31, 2018 and 2017 of contingent consideration related to certain parcels of acquired development land in Raleigh, Atlanta and Nashville. The contingent consideration for each is payable in cash to a third party if and to the extent future development milestones as outlined in the purchase agreements are met.

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

Noncontrolling Interests in Consolidated Affiliates

At December 31, 2018, our noncontrolling interests in consolidated affiliates relate to our joint venture partner's 50.0% interest in office properties in Richmond. Our joint venture partner is an unrelated third party.

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

The following table sets forth the Company's noncontrolling interests in the Operating Partnership:

	Year Ended December 31,
	2018	2017
Beginning noncontrolling interests in the Operating Partnership	$144,009	$144,802
Adjustment of noncontrolling interests in the Operating Partnership to fair value	(33,427)	(354)
Conversions of Common Units to Common Stock	(4,043)	(511)
Net income attributable to noncontrolling interests in the Operating Partnership	4,588	5,059
Distributions to noncontrolling interests in the Operating Partnership	(5,167)	(4,987)
Total noncontrolling interests in the Operating Partnership	$105,960	$144,009

The following table sets forth net income available for common stockholders and transfers from the Company's noncontrolling interests in the Operating Partnership:

	Year Ended December 31,
	2018	2017	2016
Net income available for common stockholders	$169,343	$182,873	$521,789
Increase in additional paid in capital from conversions of Common Units to Common Stock	4,043	511	3,057
Change from net income available for common stockholders and transfers from noncontrolling interests	$173,386	$183,384	$524,846

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

Our Level 3 assets include any real estate assets recorded at fair value on a non-recurring basis as a result of our quarterly impairment analysis, which are valued using the terms of definitive sales contracts or the sales comparison approach.

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

		Level 1	Level 2	Level 3
	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
Fair Value at December 31, 2018:
Assets:
Mortgages and notes receivable, at fair value (1)	$5,599	$—	$5,599	$—
Interest rate swaps (in prepaid expenses and other assets)	1,146	—	1,146	—
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	1,849	1,849	—	—
Impaired real estate assets	10,252	—	—	10,252
Total Assets	$18,846	$1,849	$6,745	$10,252
Noncontrolling Interests in the Operating Partnership	$105,960	$105,960	$—	$—
Liabilities:
Mortgages and notes payable, net, at fair value (1)	$2,056,248	$—	$2,056,248	$—
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	3,581	—	3,581	—
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	1,849	1,849	—	—
Total Liabilities	$2,061,678	$1,849	$2,059,829	$—

Fair Value at December 31, 2017:
Assets:
Mortgages and notes receivable, at fair value (1)	$6,425	$—	$6,425	$—
Interest rate swaps (in prepaid expenses and other assets)	1,286	—	1,286	—
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	2,388	2,388	—	—
Total Assets	$10,099	$2,388	$7,711	$—
Noncontrolling Interests in the Operating Partnership	$144,009	$144,009	$—	$—
Liabilities:
Mortgages and notes payable, net, at fair value (1)	$2,015,689	$—	$2,015,689	$—
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	2,388	2,388	—	—
Total Liabilities	$2,018,077	$2,388	$2,015,689	$—
__________
(1)    Amounts recorded at historical cost on our Consolidated Balance Sheets at December 31, 2018 and 2017.

The impaired real estate assets that were measured in the fourth quarter of 2018 and the third quarter of 2017 at fair values of $10.3 million and $5.9 million, respectively, and deemed to be Level 3 assets were valued based primarily on market-based inputs and our assumptions about the use of the assets, as observable inputs were not available. In the absence of observable inputs, we estimate the fair value of real estate using unobservable local and national industry market data such as comparable sales, sales contracts and appraisals to assist us in our estimation of fair value. Significant increases or decreases in any valuation inputs in isolation would result in a significantly lower or higher fair value measurement.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

10.	Equity

Common Stock Issuances

During 2017, the Company issued 1,363,919 shares of Common Stock in public offerings and received net proceeds of $68.3 million. At December 31, 2018, the Company had 96.4 million remaining shares of Common Stock authorized to be issued under its charter.

Common Stock Dividends

Dividends of the Company declared per share of Common Stock aggregated $1.85, $1.76 and $2.50 for the years ended December 31, 2018, 2017 and 2016, respectively. Dividends declared in 2016 included a special cash dividend of $0.80 per share declared in the quarter ended December 31, 2016 and paid January 10, 2017. The principal purpose of the special dividend was to distribute taxable capital gains associated with the sales of the Plaza assets in 2016.

The following table sets forth the Company's estimated taxability to the common stockholders of dividends per share for federal income tax purposes:

	Year Ended December 31,
	2018	2017 (1)	2016 (1)
Ordinary income	$1.48	$1.50	$1.15
Capital gains	0.31	0.32	1.29
Return of capital	0.06	—	—
Total	$1.85	$1.82	$2.44
__________

(1)	During 2016, cash dividends declared on Common Stock totaled $2.50 per share, of which approximately $0.06 was recognized as a 2017 distribution for federal income tax purposes.

The Company's tax returns have not been examined by the Internal Revenue Service (“IRS”) and, therefore, the taxability of dividends is subject to change.

Preferred Stock

The following table sets forth the Company's Preferred Stock:

	Issue Date	Number of Shares Outstanding	Carrying Value	Liquidation Preference Per Share	Optional Redemption Date	Annual Dividends Payable Per Share
		(in thousands)
December 31, 2018
8.625% Series A Cumulative Redeemable	2/12/1997	29	$28,877	$1,000	2/12/2027	$86.25
December 31, 2017
8.625% Series A Cumulative Redeemable	2/12/1997	29	$28,892	$1,000	2/12/2027	$86.25

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

10.	Equity - Continued

The following table sets forth the Company's estimated taxability to the preferred stockholders of dividends per share for federal income tax purposes:

	Year Ended December 31,
	2018	2017	2016
8.625% Series A Cumulative Redeemable:
Ordinary income	$71.22	$71.00	$40.65
Capital gains	15.03	15.25	45.60
Total	$86.25	$86.25	$86.25

The Company's tax returns have not been examined by the IRS and, therefore, the taxability of dividends is subject to change.

Warrants

At December 31, 2018 and 2017, we had 15,000 warrants outstanding with an exercise price of $32.50 per share. Upon exercise of a warrant, the Company will contribute the exercise price to the Operating Partnership in exchange for Common Units. Therefore, the Operating Partnership accounts for such warrants as if issued by the Operating Partnership. These warrants have no expiration date.

Common Unit Distributions

Distributions of the Operating Partnership declared per Common Unit aggregated $1.85, $1.76 and $2.50 for the years ended December 31, 2018, 2017 and 2016, respectively. Distributions declared in 2016 included a special cash distribution of $0.80 per unit declared in the quarter ended December 31, 2016 and paid January 10, 2017. The principal purpose of the special distribution was to distribute taxable capital gains associated with the sales of the Plaza assets in 2016.

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

Preferred Units

The following table sets forth the Operating Partnership's Preferred Units:

	Issue Date	Number of Units Outstanding	Carrying Value	Liquidation Preference Per Unit	Optional Redemption Date	Annual Distributions Payable Per Unit
		(in thousands)
December 31, 2018
8.625% Series A Cumulative Redeemable	2/12/1997	29	$28,877	$1,000	2/12/2027	$86.25
December 31, 2017
8.625% Series A Cumulative Redeemable	2/12/1997	29	$28,892	$1,000	2/12/2027	$86.25

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

The Company's officers are eligible to receive a mix of long-term equity incentive awards on or about March 1 of each year. Prior to 2018, the mix generally consisted of stock options, time-based restricted stock and total return-based restricted stock. In 2018, the mix consisted of time-based restricted stock and total return-based restricted stock. Time-based restricted stock grants are also made annually to directors and certain other employees. Dividends received on restricted stock are non-forfeitable and are paid at the same rate and on the same date as on shares of Common Stock, except that, with respect to shares of total return-based restricted stock issued to the Company's chief executive officer, dividends accumulate and are payable only if and to the extent the shares vest. Dividends paid on subsequently forfeited shares are expensed. Additional shares of total return-based restricted stock may be issued at the end of the applicable measurement periods if and to the extent actual performance exceeds certain levels of performance. Such additional shares, if any, would be fully vested when issued. No expense is recorded for additional shares of total return-based restricted stock that may be issued at the end of the applicable measurement period since that possibility is reflected in the grant date fair value. The following table sets forth the number of shares of Common Stock reserved for future issuance under the Company's long-term equity incentive plans:

	December 31,
	2018	2017
Outstanding stock options and warrants	611,518	655,822
Possible future issuance under equity incentive plans	2,188,696	2,404,131
	2,800,214	3,059,953

Of the possible future issuance under the Company' long-term equity incentive plans at December 31, 2018, no more than an additional 0.6 million shares can be in the form of restricted stock.

During the years ended December 31, 2018, 2017 and 2016, we recognized $7.5 million, $6.7 million and $6.3 million, respectively, of share-based compensation expense. Because REITs generally do not pay income taxes, we do not realize tax benefits on share-based payments. At December 31, 2018, there was $4.7 million of total unrecognized share-based compensation costs, which will be recognized over a weighted average remaining contractual term of 2.2 years.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

11.	Employee Benefit Plans - Continued

- Stock Options

Stock options issued from 2014 through 2017 vest ratably on an annual basis over four years and expire after 10 years. Stock options issued in 2012 and 2013 vest ratably on an annual basis over four years and expire after seven years. All stock options have an exercise price equal to the last reported stock price of our Common Stock on the New York Stock Exchange on the last trading day prior to grant. The value of all options as of the date of grant is calculated using the Black-Scholes option-pricing model and is amortized over the respective vesting period or the service period, if shorter, for employees who are or will become eligible under the Company's retirement plan. The weighted average fair values of options granted during 2017 and 2016 were $6.72 and $4.61, respectively, per option. The fair values of the options granted were determined at the grant dates using the following assumptions:

	2017	2016
Risk free interest rate (1)	2.0%	1.4%
Common stock dividend yield (2)	3.4%	3.9%
Expected volatility (3)	19.5%	19.7%
Average expected option life (years) (4)	5.75	5.75
__________

(1)	Represents the interest rate as of the grant date on US treasury bonds having the same life as the estimated life of the option grants.

(2)	The dividend yield is calculated utilizing the then current regular dividend rate for a one-year period and the per share price of Common Stock on the date of grant.

(3)	Based on the historical volatility of Common Stock over a period relevant to the related stock option grant.

(4)	The average expected option life is based on an analysis of the Company's historical data.

The following table sets forth stock option activity:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price
Stock options outstanding at December 31, 2015	687,228	$37.97
Granted	244,664	43.55
Canceled	(14,743)	42.64
Exercised	(330,034)	34.26
Stock options outstanding at December 31, 2016	587,115	42.26
Granted	168,748	52.49
Exercised	(115,041)	40.41
Stock options outstanding at December 31, 2017	640,822	45.29
Exercised	(44,304)	40.15
Stock options outstanding at December 31, 2018 (1) (2)	596,518	$45.67
__________

(1)	The outstanding options at December 31, 2018 had a weighted average remaining life of 6.8 years.

(2)
The Company had 303,674 options exercisable at December 31, 2018 with a weighted average exercise price of $43.67, weighted average remaining life of 6.2 years and intrinsic value of $0.1 million. Of these exercisable options, 217,386 had exercise prices higher than the market price of our Common Stock at December 31, 2018.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

11.	Employee Benefit Plans - Continued

Cash received or receivable from options exercised was $1.9 million, $5.2 million and $13.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. The total intrinsic value of options exercised during the years ended December 31, 2018, 2017 and 2016 was $0.4 million, $1.3 million and $4.8 million, respectively. The total intrinsic value of options outstanding at December 31, 2018, 2017 and 2016 was $0.1 million, $3.9 million and $5.1 million, respectively. The Company generally does not permit the net cash settlement of exercised stock options, but does permit net share settlement so long as the shares received are held for at least a year. The Company has a practice of issuing new shares to satisfy stock option exercises.

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

The following table sets forth time-based restricted stock activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted shares outstanding at December 31, 2015	204,720	$39.74
Awarded and issued (1)	72,698	43.59
Vested (2)	(84,212)	37.76
Forfeited	(4,225)	41.96
Restricted shares outstanding at December 31, 2016	188,981	42.06
Awarded and issued (1)	61,404	52.49
Vested (2)	(78,139)	40.55
Restricted shares outstanding at December 31, 2017	172,246	46.46
Awarded and issued (1)	94,984	43.01
Vested (2)	(73,307)	44.19
Forfeited	(2,684)	45.89
Restricted shares outstanding at December 31, 2018	191,239	$45.62
__________

(1)
The weighted average fair value at grant date of time-based restricted stock issued during the years ended December 31, 2018, 2017 and 2016 was $4.1 million, $3.2 million and $3.2 million, respectively.

(2)
The vesting date fair value of time-based restricted stock that vested during the years ended December 31, 2018, 2017 and 2016 was $3.2 million, $4.1 million and $3.7 million, respectively. Vested shares include those shares surrendered by employees to satisfy tax withholding obligations in connection with such vesting.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

11.	Employee Benefit Plans - Continued

- Total Return-Based Restricted Stock

Shares of total return-based restricted stock vest to the extent the Company's absolute total returns for certain pre-determined three-year periods exceed predetermined goals. The amount subject to vesting ranges from zero to 150%. Notwithstanding the Company’s absolute total return, if the Company’s total return exceeds 100% of the average peer group total return index, at least 75% of total return-based restricted stock issued will vest at the end of the applicable period. The weighted average grant date fair value of such shares of total return-based restricted stock issued in 2018, 2017 and 2016 was determined to be $40.81, $49.59 and $41.37, respectively, and is amortized over the respective three-year period or the service period, if shorter, for employees who are or will become eligible under the Company's retirement plan. The fair values of the total return-based restricted stock granted were determined at the grant dates using a Monte Carlo simulation model and the following assumptions:

	2018	2017	2016
Risk free interest rate (1)	2.3%	1.6%	0.9%
Common stock dividend yield (2)	3.9%	3.5%	4.1%
Expected volatility (3)	41.1%	42.8%	43.1%
__________

(1)	Represents the interest rate as of the grant date on US treasury bonds having the same life as the estimated life of the total return-based restricted stock grants.

(2)
The dividend yield is calculated utilizing the then current regular dividend rate for a one-year period and the average per share price of Common Stock during the three-month period preceding the date of grant.

(3)	Based on the historical volatility of Common Stock over a period relevant to the related total return-based restricted stock grant.

The following table sets forth total return-based restricted stock activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted shares outstanding at December 31, 2015	195,303	$36.66
Awarded and issued (1) (3)	64,701	40.87
Vested (2) (3)	(71,617)	36.50
Forfeited	(4,663)	39.91
Restricted shares outstanding at December 31, 2016	183,724	39.82
Awarded and issued (1) (3)	84,013	44.76
Vested (2) (3)	(107,013)	37.88
Restricted shares outstanding at December 31, 2017	160,724	44.72
Awarded and issued (1)	77,456	40.81
Vested (2)	(41,160)	45.61
Forfeited (4)	(16,926)	45.24
Restricted shares outstanding at December 31, 2018	180,094	$43.34
__________

(1)
The fair value at grant date of total return-based restricted stock issued during the years ended December 31, 2018, 2017 and 2016 was $3.2 million, $2.4 million and $2.4 million, respectively, at target.

(2)
The vesting date fair value of total return-based restricted stock that vested during the years ended December 31, 2018, 2017 and 2016 was $1.8 million, $5.6 million and $3.1 million, respectively, based on the performance of the specific plans. Vested shares include those shares surrendered by employees to satisfy tax withholding obligations in connection with such vesting.

(3)
The 2017 and 2016 amounts include 34,669 and 6,647 additional shares, respectively, that were issued at the end of the applicable measurement period because actual performance exceeded certain levels of performance.

(4)	Includes 13,707 shares that were forfeited at the end of the applicable measurement period because the applicable total return did not meet the target level.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

11.	Employee Benefit Plans - Continued

401(k) Retirement Savings Plan

We have a 401(k) Retirement Savings Plan covering substantially all employees who meet certain age and employment criteria. We contribute amounts for each participant at a rate of 75% of the employee’s contribution (up to 6% of each employee’s bi-weekly salary and cash incentives, subject to statutory limits). During the years ended December 31, 2018, 2017 and 2016, we contributed $1.4 million, $1.4 million and $1.3 million, respectively, to the 401(k) savings plan. The assets of this qualified plan are not included in our Consolidated Financial Statements since the assets are not owned by us.

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

Deferred Compensation

Prior to 2010, officers could elect to defer all or a portion of their cash compensation, which was then invested in unrelated mutual funds under a non-qualified deferred compensation plan. These investments are recorded at fair value, which aggregated $1.8 million and $2.4 million at December 31, 2018 and 2017, respectively, and are included in prepaid expenses and other assets, with an offsetting deferred compensation liability recorded in accounts payable, accrued expenses and other liabilities. Deferred amounts ultimately payable to the participants are based on the value of the related mutual fund investments. Accordingly, changes in the value of the unrelated mutual funds are recorded in interest and other income and the corresponding offsetting changes in the deferred compensation liability are recorded in general and administrative expense. As a result, there is no effect on our net income.

The following table sets forth our deferred compensation liability:

	Year Ended December 31,
	2018	2017	2016
Beginning deferred compensation liability	$2,388	$2,451	$2,736
Mark-to-market adjustment to deferred compensation (in general and administrative expenses)	(182)	492	222
Distributions from deferred compensation plans	(357)	(555)	(507)
Total deferred compensation liability	$1,849	$2,388	$2,451

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan ("ESPP") pursuant to which employees may contribute up to 25% of their cash compensation for the purchase of Common Stock. At the end of each quarter, each participant's account balance, which includes accumulated dividends, is applied to acquire shares of Common Stock at a cost that is calculated at 85% of the average closing price on the New York Stock Exchange on the five consecutive days preceding the last day of the quarter. In the years ended December 31, 2018, 2017 and 2016, the Company issued 38,951, 33,278 and 27,773 shares, respectively, of Common Stock under the ESPP. The 15% discount on newly issued shares, which is taxable income to the participants and is recorded by us as additional compensation expense, aggregated $0.3 million, $0.2 million and $0.2 million in the years ended December 31, 2018, 2017 and 2016, respectively. Generally, shares purchased under the ESPP must be held at least one year. The Company satisfies its ESPP obligations by issuing additional shares of Common Stock.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

12.	Accumulated Other Comprehensive Income

The following table sets forth the components of accumulated other comprehensive income:

	December 31,
	2018	2017
Cash flow hedges:
Beginning balance	$7,838	$4,949
Unrealized gains on cash flow hedges	4,161	1,732
Amortization of cash flow hedges (1)	(2,086)	1,157
Total accumulated other comprehensive income	$9,913	$7,838
__________

(1)	Amounts reclassified out of accumulated other comprehensive income into contractual interest expense.

13.	Rental and Other Revenues

Our real estate assets are leased to customers under operating leases. The minimum rental amounts under the leases are generally subject to scheduled fixed increases. Generally, the leases also provide that we receive cost recovery income from customers for increases in certain costs above the costs incurred during a contractually specified base year.

The following table sets forth our scheduled future minimum base rents to be received from customers for leases in effect at December 31, 2018 for the properties that we wholly own:

2019	$618,014
2020	581,399
2021	524,381
2022	488,157
2023	428,461
Thereafter	2,068,891
$4,709,303

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

14.	Real Estate and Other Assets Held For Sale and Discontinued Operations

The following table sets forth the assets held for sale at December 31, 2018 and 2017, which are considered non-core:

	December 31,
	2018	2017
Assets:
Land	$—	$870
Buildings and tenant improvements	—	21,318
Land held for development	—	355
Less-accumulated depreciation	—	(9,304)
Net real estate assets	—	13,239
Accrued straight-line rents receivable	—	591
Deferred leasing costs, net	—	253
Prepaid expenses and other assets	—	35
Real estate and other assets, net, held for sale	$—	$14,118

The following tables set forth the results of operations and cash flows for the years ended December 31, 2018, 2017 and 2016 related to discontinued operations:

	Year Ended December 31,
	2018	2017	2016
Rental and other revenues	$—	$—	$8,484
Operating expenses:
Rental property and other expenses	—	—	3,334
General and administrative	—	—	1,388
Total operating expenses	—	—	4,722
Interest expense	—	—	85
Other income	—	—	420
Income from discontinued operations	—	—	4,097
Net gains on disposition of discontinued operations	—	—	414,496
Total income from discontinued operations	$—	$—	$418,593

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities	$—	$—	$2,040
Cash flows from investing activities	$—	$—	$646,738

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

15.	Earnings Per Share and Per Unit

The following table sets forth the computation of basic and diluted earnings per share of the Company:

	Year Ended December 31,
	2018	2017	2016
Earnings per Common Share - basic:
Numerator:
Income from continuing operations	$177,630	$191,663	$122,546
Net (income) attributable to noncontrolling interests in the Operating Partnership from continuing operations	(4,588)	(5,059)	(3,331)
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(1,207)	(1,239)	(1,253)
Dividends on Preferred Stock	(2,492)	(2,492)	(2,501)
Income from continuing operations available for common stockholders	169,343	182,873	115,461
Income from discontinued operations	—	—	418,593
Net (income) attributable to noncontrolling interests in the Operating Partnership from discontinued operations	—	—	(12,265)
Income from discontinued operations available for common stockholders	—	—	406,328
Net income available for common stockholders	$169,343	$182,873	$521,789
Denominator:
Denominator for basic earnings per Common Share – weighted average shares	103,439	102,682	98,439
Earnings per Common Share - basic:
Income from continuing operations available for common stockholders	$1.64	$1.78	$1.17
Income from discontinued operations available for common stockholders	—	—	4.13
Net income available for common stockholders	$1.64	$1.78	$5.30
Earnings per Common Share - diluted:
Numerator:
Income from continuing operations	$177,630	$191,663	$122,546
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(1,207)	(1,239)	(1,253)
Dividends on Preferred Stock	(2,492)	(2,492)	(2,501)
Income from continuing operations available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	173,931	187,932	118,792
Income from discontinued operations available for common stockholders	—	—	418,593
Net income available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	$173,931	$187,932	$537,385
Denominator:
Denominator for basic earnings per Common Share – weighted average shares	103,439	102,682	98,439
Add:
Stock options using the treasury method	33	79	87
Noncontrolling interests Common Units	2,796	2,833	2,872
Denominator for diluted earnings per Common Share – adjusted weighted average shares and assumed conversions (1)	106,268	105,594	101,398
Earnings per Common Share - diluted:
Income from continuing operations available for common stockholders	$1.64	$1.78	$1.17
Income from discontinued operations available for common stockholders	—	—	4.13
Net income available for common stockholders	$1.64	$1.78	$5.30
__________

(1)	Includes all unvested restricted stock where dividends on such restricted stock are non-forfeitable.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

15.	Earnings Per Share and Per Unit - Continued

The following table sets forth the computation of basic and diluted earnings per unit of the Operating Partnership:

	Year Ended December 31,
	2018	2017	2016
Earnings per Common Unit - basic:
Numerator:
Income from continuing operations	$177,630	$191,663	$122,546
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(1,207)	(1,239)	(1,253)
Distributions on Preferred Units	(2,492)	(2,492)	(2,501)
Income from continuing operations available for common unitholders	173,931	187,932	118,792
Income from discontinued operations available for common unitholders	—	—	418,593
Net income available for common unitholders	$173,931	$187,932	$537,385
Denominator:
Denominator for basic earnings per Common Unit – weighted average units	105,826	105,106	100,902
Earnings per Common Unit - basic:
Income from continuing operations available for common unitholders	$1.64	$1.79	$1.18
Income from discontinued operations available for common unitholders	—	—	4.15
Net income available for common unitholders	$1.64	$1.79	$5.33
Earnings per Common Unit - diluted:
Numerator:
Income from continuing operations	$177,630	$191,663	$122,546
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(1,207)	(1,239)	(1,253)
Distributions on Preferred Units	(2,492)	(2,492)	(2,501)
Income from continuing operations available for common unitholders	173,931	187,932	118,792
Income from discontinued operations available for common unitholders	—	—	418,593
Net income available for common unitholders	$173,931	$187,932	$537,385
Denominator:
Denominator for basic earnings per Common Unit – weighted average units	105,826	105,106	100,902
Add:
Stock options using the treasury method	33	79	87
Denominator for diluted earnings per Common Unit – adjusted weighted average units and assumed conversions (1)	105,859	105,185	100,989
Earnings per Common Unit - diluted:
Income from continuing operations available for common unitholders	$1.64	$1.79	$1.18
Income from discontinued operations available for common unitholders	—	—	4.14
Net income available for common unitholders	$1.64	$1.79	$5.32
__________

(1)	Includes all unvested restricted stock where distributions on such restricted stock are non-forfeitable.

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

The minimum dividend per share of Common Stock required for the Company to maintain its REIT status was $1.26, $1.37 and $0.99 per share in 2018, 2017 and 2016, respectively. Continued qualification as a REIT depends on the Company's ability to satisfy the dividend distribution tests, stock ownership requirements and various other qualification tests. The tax basis of the Company's assets (net of accumulated tax depreciation and amortization) and liabilities was approximately $4.3 billion and $2.3 billion, respectively, at December 31, 2018 and $4.1 billion and $2.3 billion, respectively, at December 31, 2017. The tax basis of the Operating Partnership's assets (net of accumulated tax depreciation and amortization) and liabilities was approximately $4.2 billion and $2.3 billion, respectively, at December 31, 2018 and $4.1 billion and $2.3 billion, respectively, at December 31, 2017.

During the years ended December 31, 2018, 2017 and 2016, the Company qualified as a REIT and incurred no federal income tax expense; accordingly, the only federal income taxes included in the accompanying Consolidated Financial Statements relate to activities of the Company's taxable REIT subsidiary. Due to the passage of federal legislation commonly known as the "Tax Cuts and Jobs Act," which was signed into law on December 22, 2017, the taxable REIT subsidiary was required to decrease the deferred tax asset balance, which resulted in an increase to tax expense of $0.1 million in 2017.

The following table sets forth the Company's income tax expense/(benefit):

	Year Ended December 31,
	2018	2017	2016
Current tax expense/(benefit):
Federal	$133	$(177)	$(38)
State	112	105	89
	245	(72)	51
Deferred tax expense/(benefit):
Federal	(95)	223	(160)
State	(68)	(9)	87
	(163)	214	(73)
Total income tax expense/(benefit)	$82	$142	$(22)

The Company's net deferred tax liability was $0.2 million and $0.3 million as of December 31, 2018 and 2017, respectively. The net deferred tax liability is comprised primarily of tax versus book differences related to property (depreciation, amortization and basis differences).

For the years ended December 31, 2018 and 2017, there were no unrecognized tax benefits. The Company is subject to federal, state and local income tax examinations by taxing authorities for 2015 through 2018. The Company does not expect that the total amount of unrecognized benefits will materially change within the next year.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

17.	Segment Information

Our principal business is the operation, acquisition and development of rental real estate properties. We evaluate our business by geographic location. The operating results by geographic grouping are regularly reviewed by our chief operating decision maker for assessing performance and other purposes. There are no material inter-segment transactions.

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

	Year Ended December 31,
	2018	2017	2016
Rental and Other Revenues:
Office:
Atlanta	$141,337	$140,323	$134,601
Greensboro	22,322	21,453	20,522
Memphis	40,230	45,430	48,251
Nashville	121,836	111,506	95,912
Orlando	53,771	51,236	46,260
Pittsburgh	61,177	59,103	58,789
Raleigh	118,352	119,254	112,958
Richmond	45,729	43,959	44,315
Tampa	102,404	97,524	89,903
Total Office Segment	707,158	689,788	651,511
Other	12,877	12,949	14,123
Total Rental and Other Revenues	$720,035	$702,737	$665,634

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

17.	Segment Information - Continued

	Year Ended December 31,
	2018	2017	2016
Net Operating Income:
Office:
Atlanta	$87,503	$89,575	$84,733
Greensboro	14,275	13,612	12,781
Memphis	25,659	28,128	30,038
Nashville	88,554	81,204	68,678
Orlando	32,841	30,526	26,525
Pittsburgh	36,233	34,784	34,175
Raleigh	86,053	86,475	80,803
Richmond	31,276	29,946	30,505
Tampa	65,819	62,378	56,493
Total Office Segment	468,213	456,628	424,731
Other	9,407	9,221	9,818
Total Net Operating Income	477,620	465,849	434,549
Reconciliation to income from continuing operations before disposition of investment properties and activity in unconsolidated affiliates:
Depreciation and amortization	(229,955)	(227,832)	(220,140)
Impairments of real estate assets	(423)	(1,445)	—
General and administrative expenses	(40,006)	(39,648)	(38,153)
Interest expense	(71,422)	(69,105)	(76,648)
Other income	1,940	2,283	2,338
Income from continuing operations before disposition of investment properties and activity in unconsolidated affiliates	$137,754	$130,102	$101,946

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

17.	Segment Information - Continued

	December 31,
	2018	2017
Total Assets:
Office:
Atlanta	$1,047,850	$1,049,100
Greensboro	118,611	134,194
Memphis	213,276	218,088
Nashville	937,732	806,725
Orlando	306,370	306,970
Pittsburgh	329,918	334,136
Raleigh	792,464	762,331
Richmond	248,669	229,468
Tampa	522,263	550,375
Total Office Segment	4,517,153	4,391,387
Other	157,856	232,404
Total Assets	$4,675,009	$4,623,791

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

18.	Quarterly Financial Data (Unaudited)

The following tables set forth quarterly financial information of the Company:

	Year Ended December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Rental and other revenues	$180,438	$178,792	$179,417	$181,388	$720,035

Net income	34,246	52,998	35,009	55,377	177,630
Net (income) attributable to noncontrolling interests in the Operating Partnership	(888)	(1,381)	(902)	(1,417)	(4,588)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(286)	(308)	(324)	(289)	(1,207)
Dividends on Preferred Stock	(623)	(623)	(623)	(623)	(2,492)
Net income available for common stockholders	$32,449	$50,686	$33,160	$53,048	$169,343
Earnings per Common Share – basic:
Net income available for common stockholders	$0.31	$0.49	$0.32	$0.51	$1.64
Earnings per Common Share – diluted:
Net income available for common stockholders	$0.31	$0.49	$0.32	$0.51	$1.64

	Year Ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Rental and other revenues	$169,408	$177,283	$180,185	$175,861	$702,737

Net income	33,485	39,554	59,549	59,075	191,663
Net (income) attributable to noncontrolling interests in the Operating Partnership	(888)	(1,043)	(1,571)	(1,557)	(5,059)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(300)	(299)	(315)	(325)	(1,239)
Dividends on Preferred Stock	(623)	(623)	(623)	(623)	(2,492)
Net income available for common stockholders	$31,674	$37,589	$57,040	$56,570	$182,873
Earnings per Common Share – basic:
Net income available for common stockholders	$0.31	$0.37	$0.55	$0.55	$1.78
Earnings per Common Share – diluted:
Net income available for common stockholders	$0.31	$0.37	$0.55	$0.55	$1.78

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular dollar amounts in thousands, except per share and per unit data)

18.	Quarterly Financial Data (Unaudited) - Continued

The following tables set forth quarterly financial information of the Operating Partnership:

	Year Ended December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Rental and other revenues	$180,438	$178,792	$179,417	$181,388	$720,035

Net income	34,246	52,998	35,009	55,377	177,630
Net (income) attributable to noncontrolling interests in consolidated affiliates	(286)	(308)	(324)	(289)	(1,207)
Distributions on Preferred Units	(623)	(623)	(623)	(623)	(2,492)
Net income available for common unitholders	$33,337	$52,067	$34,062	$54,465	$173,931
Earnings per Common Unit – basic:
Net income available for common unitholders	$0.32	$0.49	$0.32	$0.51	$1.64
Earnings per Common Unit – diluted:
Net income available for common unitholders	$0.32	$0.49	$0.32	$0.51	$1.64

	Year Ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Rental and other revenues	$169,408	$177,283	$180,185	$175,861	$702,737

Net income	33,485	39,554	59,549	59,075	191,663
Net (income) attributable to noncontrolling interests in consolidated affiliates	(300)	(299)	(315)	(325)	(1,239)
Distributions on Preferred Units	(623)	(623)	(623)	(623)	(2,492)
Net income available for common unitholders	$32,562	$38,632	$58,611	$58,127	$187,932
Earnings per Common Unit – basic:
Net income available for common unitholders	$0.31	$0.37	$0.55	$0.55	$1.79
Earnings per Common Unit – diluted:
Net income available for common unitholders	$0.31	$0.37	$0.55	$0.55	$1.79

19.	Subsequent Events

On February 5, 2019 the Company declared a cash dividend of $0.475 per share of Common Stock, which is payable on March 5, 2019 to stockholders of record as of February 19, 2019.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE II
(in thousands)

The following table sets forth the activity of allowance for doubtful accounts:

	Balance at December 31, 2017	Additions	Deductions	Balance at December 31, 2018
Allowance for Doubtful Accounts - Straight-Line Rent	$819	$599	$(777)	$641
Allowance for Doubtful Accounts - Accounts Receivable	753	969	(556)	1,166
Allowance for Doubtful Accounts - Notes Receivable	72	—	(28)	44
Totals	$1,644	$1,568	$(1,361)	$1,851

	Balance at December 31, 2016	Additions	Deductions	Balance at December 31, 2017
Allowance for Doubtful Accounts - Straight-Line Rent	$692	$1,503	$(1,376)	$819
Allowance for Doubtful Accounts - Accounts Receivable	624	500	(371)	753
Allowance for Doubtful Accounts - Notes Receivable	105	—	(33)	72
Totals	$1,421	$2,003	$(1,780)	$1,644

	Balance at December 31, 2015	Additions	Deductions	Balance at December 31, 2016
Allowance for Doubtful Accounts - Straight-Line Rent	$257	$1,501	$(1,066)	$692
Allowance for Doubtful Accounts - Accounts Receivable	928	1,045	(1,349)	624
Allowance for Doubtful Accounts - Notes Receivable	287	—	(182)	105
Totals	$1,472	$2,546	$(2,597)	$1,421

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTE TO SCHEDULE III
(in thousands)

The following table sets forth the activity of real estate assets and accumulated depreciation:

	December 31,
	2018	2017	2016
Real estate assets:
Beginning balance	$5,173,754	$4,865,103	$4,915,858
Additions:
Acquisitions, development and improvements	274,863	486,755	353,236
Cost of real estate sold and retired	(152,066)	(178,104)	(403,991)
Ending balance (a)	$5,296,551	$5,173,754	$4,865,103
Accumulated depreciation:
Beginning balance	$1,211,728	$1,134,103	$1,138,378
Depreciation expense	191,035	184,385	173,072
Real estate sold and retired	(106,201)	(106,760)	(177,347)
Ending balance (b)	$1,296,562	$1,211,728	$1,134,103

(a)	Reconciliation of total real estate assets to balance sheet caption:

	2018	2017	2016
Total per Schedule III	$5,296,551	$5,173,754	$4,865,103
Development in-process exclusive of land included in Schedule III	165,537	88,452	279,602
Real estate assets, net, held for sale	—	(22,543)	—
Total real estate assets	$5,462,088	$5,239,663	$5,144,705

(b)	Reconciliation of total accumulated depreciation to balance sheet caption:

	2018	2017	2016
Total per Schedule III	$1,296,562	$1,211,728	$1,134,103
Real estate assets, net, held for sale	—	(9,304)	—
Total accumulated depreciation	$1,296,562	$1,202,424	$1,134,103

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

December 31, 2018

			Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Property Type	2018 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets (1)	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
Atlanta, GA
1700 Century Circle	Office		$—	$2,482	$2	$1,466	$2	$3,948	$3,950	$1,505	1983	5-40 yrs.
1800 Century Boulevard	Office		1,444	29,081	—	10,260	1,444	39,341	40,785	21,007	1975	5-40 yrs.
1825 Century Boulevard	Office		864	—	303	14,987	1,167	14,987	16,154	5,786	2002	5-40 yrs.
1875 Century Boulevard	Office		—	8,924	—	8,258	—	17,182	17,182	6,865	1976	5-40 yrs.
1900 Century Boulevard	Office		—	4,744	—	710	—	5,454	5,454	4,883	1971	5-40 yrs.
2200 Century Parkway	Office		—	14,432	—	8,639	—	23,071	23,071	10,620	1971	5-40 yrs.
2400 Century Parkway	Office		—	—	406	14,920	406	14,920	15,326	6,715	1998	5-40 yrs.
2500 Century Parkway	Office		—	—	328	12,536	328	12,536	12,864	3,711	2005	5-40 yrs.
2500/2635 Parking Garage	Office		—	—	—	6,446	—	6,446	6,446	2,085	2005	5-40 yrs.
2600 Century Parkway	Office		—	10,679	—	4,319	—	14,998	14,998	7,269	1973	5-40 yrs.
2635 Century Parkway	Office		—	21,643	—	14,384	—	36,027	36,027	14,149	1980	5-40 yrs.
2800 Century Parkway	Office		—	20,449	—	12,641	—	33,090	33,090	17,981	1983	5-40 yrs.
50 Glenlake	Office		2,500	20,006	—	3,911	2,500	23,917	26,417	12,078	1997	5-40 yrs.
Century Plaza I	Office		1,290	8,567	—	4,373	1,290	12,940	14,230	5,928	1981	5-40 yrs.
Century Plaza II	Office		1,380	7,733	—	3,354	1,380	11,087	12,467	5,136	1984	5-40 yrs.
Charles W. Grant Parkway	Office		1,196	—	1,416	15,178	2,612	15,178	17,790	5,770	2009	5-40 yrs.
Henry County - Land	Industrial		3,010	—	(284)	—	2,726	—	2,726	—	N/A	N/A
5405 Windward Parkway	Office		3,342	32,111	—	19,576	3,342	51,687	55,029	22,150	1998	5-40 yrs.
Riverpoint - Land	Industrial		7,250	—	1,290	2,185	8,540	2,185	10,725	452	N/A	5-40 yrs.
Riverwood 100	Office		5,785	64,913	(29)	20,376	5,756	85,289	91,045	18,208	1989	5-40 yrs.
Tradeport - Land	Industrial		5,243	—	(4,819)	—	424	—	424	—	N/A	N/A
Two Alliance Center	Office		9,579	125,549	—	4,620	9,579	130,169	139,748	29,951	2009	5-40 yrs.
One Alliance Center	Office		14,775	123,071	—	17,005	14,775	140,076	154,851	23,283	2001	5-40 yrs.
10 Glenlake North	Office		5,349	26,334	—	11,993	5,349	38,327	43,676	7,053	2000	5-40 yrs.
10 Glenlake South	Office		5,103	22,811	—	3,249	5,103	26,060	31,163	5,724	1999	5-40 yrs.
Riverwood 200	Office		4,777	89,708	—	2,115	4,777	91,823	96,600	4,864	2017	5-40 yrs.

HIGHWOODS PROPERTIES, INC. HIGHWOODS REALTY LIMITED PARTNERSHIP SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

			Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Property Type	2018 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets (1)	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
Riverwood 300 - Land	Office		400	—	—	710	400	710	1,110	34	N/A	5-40 yrs.
Monarch Tower	Office		22,717	143,068	—	7,573	22,717	150,641	173,358	15,432	1997	5-40 yrs.
Monarch Plaza	Office		27,678	88,962	—	8,302	27,678	97,264	124,942	10,163	1983	5-40 yrs.
Memphis, TN
Triad Centre I	Office		2,340	11,385	(849)	4,733	1,491	16,118	17,609	7,681	1985	5-40 yrs.
Triad Centre II	Office		1,980	8,677	(404)	5,441	1,576	14,118	15,694	6,630	1987	5-40 yrs.
Atrium I & II	Office		1,570	6,253	—	3,638	1,570	9,891	11,461	5,251	1984	5-40 yrs.
Centrum	Office		1,013	5,580	—	3,281	1,013	8,861	9,874	4,618	1979	5-40 yrs.
Comcast	Office		946	—	—	6,021	946	6,021	6,967	1,581	2008	5-40 yrs.
International Place II	Office		4,884	27,782	—	6,815	4,884	34,597	39,481	18,218	1988	5-40 yrs.
PennMarc Centre	Office		3,607	10,240	—	4,667	3,607	14,907	18,514	4,894	2008	5-40 yrs.
Colonnade	Office		1,300	6,481	267	2,277	1,567	8,758	10,325	4,386	1998	5-40 yrs.
Crescent Center	Office		7,875	32,756	(547)	11,533	7,328	44,289	51,617	11,780	1986	5-40 yrs.
Southwind - Land	Office		3,662	—	(2,475)	—	1,187	—	1,187	—	N/A	N/A
Triad Centre III	Office		1,253	—	—	36,844	1,253	36,844	38,097	10,500	2009	5-40 yrs.
Capital Grille	Office		311	3,258	—	(23)	311	3,235	3,546	1,289	2014	5-40 yrs.
Seasons 52	Office		320	3,741	—	(39)	320	3,702	4,022	1,419	2014	5-40 yrs.
International Place IV	Office		4,940	49,141	—	(193)	4,940	48,948	53,888	4,787	2015	5-40 yrs.
Nashville, TN
3322 West End	Office		3,025	27,490	—	9,413	3,025	36,903	39,928	15,815	1986	5-40 yrs.
3401 West End	Office		5,862	22,917	—	5,675	5,862	28,592	34,454	14,717	1982	5-40 yrs.
5310 Maryland Way	Office		1,863	7,201	—	3,641	1,863	10,842	12,705	5,544	1994	5-40 yrs.
Cool Springs I & II Deck	Office		—	—	—	3,990	—	3,990	3,990	1,112	2007	5-40 yrs.
Cool Springs III & IV Deck	Office		—	—	—	4,463	—	4,463	4,463	1,309	2007	5-40 yrs.
Cool Springs I	Office		1,583	—	15	13,657	1,598	13,657	15,255	6,634	1999	5-40 yrs.
Cool Springs II	Office		1,824	—	346	18,740	2,170	18,740	20,910	8,312	1999	5-40 yrs.
Cool Springs III	Office		1,631	—	804	15,337	2,435	15,337	17,772	5,051	2006	5-40 yrs.
Cool Springs IV	Office		1,715	—	—	19,152	1,715	19,152	20,867	5,100	2008	5-40 yrs.
Cool Springs V (Healthways)	Office		3,688	—	295	53,000	3,983	53,000	56,983	19,412	2007	5-40 yrs.
Harpeth On The Green II	Office		1,419	5,677	—	2,287	1,419	7,964	9,383	4,012	1984	5-40 yrs.
Harpeth On The Green III	Office		1,660	6,649	—	2,533	1,660	9,182	10,842	4,865	1987	5-40 yrs.

HIGHWOODS PROPERTIES, INC. HIGHWOODS REALTY LIMITED PARTNERSHIP SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

			Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Property Type	2018 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets (1)	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
Harpeth On The Green IV	Office		1,713	6,842	—	2,290	1,713	9,132	10,845	4,752	1989	5-40 yrs.
Harpeth On The Green V	Office		662	—	197	5,602	859	5,602	6,461	3,170	1998	5-40 yrs.
Hickory Trace	Office		1,164	—	164	5,085	1,328	5,085	6,413	1,981	2001	5-40 yrs.
Highwoods Plaza I	Office		1,552	—	307	8,854	1,859	8,854	10,713	4,936	1996	5-40 yrs.
Highwoods Plaza II	Office		1,448	—	307	9,033	1,755	9,033	10,788	4,151	1997	5-40 yrs.
Seven Springs I	Office		2,076	—	592	13,268	2,668	13,268	15,936	5,413	2002	5-40 yrs.
SouthPointe	Office		1,655	—	310	7,657	1,965	7,657	9,622	3,523	1998	5-40 yrs.
Ramparts	Office		2,394	12,806	—	7,425	2,394	20,231	22,625	7,209	1986	5-40 yrs.
Westwood South	Office		2,106	—	382	11,447	2,488	11,447	13,935	4,916	1999	5-40 yrs.
100 Winners Circle	Office		1,497	7,258	—	2,332	1,497	9,590	11,087	4,972	1987	5-40 yrs.
The Pinnacle at Symphony Place	Office	97,179	—	141,469	—	6,093	—	147,562	147,562	28,156	2010	5-40 yrs.
Seven Springs East (LifePoint)	Office		2,525	37,587	—	143	2,525	37,730	40,255	6,111	2013	5-40 yrs.
The Shops at Seven Springs	Office		803	8,223	—	526	803	8,749	9,552	1,869	2013	5-40 yrs.
Seven Springs West	Office		2,439	51,306	—	2,016	2,439	53,322	55,761	4,292	2016	5-40 yrs.
Seven Springs II	Office		2,356	30,048	—	800	2,356	30,848	33,204	1,708	2017	5-40 yrs.
Bridgestone Tower	Office		15,639	169,392	—	155	15,639	169,547	185,186	6,682	2017	5-40 yrs.
5501 Virginia Way	Office		—	—	4,534	18,714	4,534	18,714	23,248	14	2018	5-40 yrs.
1100 Broadway - Land	Office		—	—	26,137	—	26,137	—	26,137	—	N/A	N/A
Church St/Wine Glass - Land	Office		—	—	30,713	—	30,713	—	30,713	—	N/A	N/A
Orlando, FL
Berkshire at MetroCenter	Office		1,265	—	672	10,991	1,937	10,991	12,928	3,174	2007	5-40 yrs.
Capital Plaza Three - Land	Office		2,994	—	18	—	3,012	—	3,012	—	N/A	N/A
Eola Park - Land	Office		2,027	—	—	—	2,027	—	2,027	—	N/A	N/A
Oxford - Land	Office		1,100	—	51	1,107	1,151	1,107	2,258	14	N/A	5-40 yrs.
Stratford - Land	Office		2,034	—	(148)	—	1,886	—	1,886	—	N/A	N/A
Windsor at MetroCenter	Office		—	—	2,060	9,380	2,060	9,380	11,440	3,220	2002	5-40 yrs.
The 1800 Eller Drive Building	Office		—	9,851	—	3,334	—	13,185	13,185	8,313	1983	5-40 yrs.
Seaside Plaza	Office		3,893	29,541	—	6,885	3,893	36,426	40,319	6,912	1982	5-40 yrs.
Capital Plaza Two	Office		4,346	43,394	—	5,954	4,346	49,348	53,694	8,601	1999	5-40 yrs.
Capital Plaza One	Office		3,482	27,321	—	5,917	3,482	33,238	36,720	5,183	1975	5-40 yrs.
Landmark Center Two	Office		4,743	22,031	—	8,090	4,743	30,121	34,864	6,234	1985	5-40 yrs.

HIGHWOODS PROPERTIES, INC. HIGHWOODS REALTY LIMITED PARTNERSHIP SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

			Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Property Type	2018 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets (1)	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
Landmark Center One	Office		6,207	22,655	—	8,599	6,207	31,254	37,461	5,742	1983	5-40 yrs.
300 South Orange	Office		3,490	56,079	—	7,178	3,490	63,257	66,747	8,749	2000	5-40 yrs.
Eola Centre	Office		3,758	11,160	—	5,162	3,758	16,322	20,080	1,981	1969	5-40 yrs.
Greensboro, NC
6348 Burnt Poplar Road	Industrial		724	2,900	—	327	724	3,227	3,951	1,881	1990	5-40 yrs.
6350 Burnt Poplar Road	Industrial		341	1,374	—	761	341	2,135	2,476	1,027	1992	5-40 yrs.
420 Gallimore Dairy Road	Office		379	1,516	—	1,067	379	2,583	2,962	1,312	1990	5-40 yrs.
418 Gallimore Dairy Road	Office		462	1,849	—	523	462	2,372	2,834	1,356	1986	5-40 yrs.
416 Gallimore Dairy Road	Office		322	1,293	—	561	322	1,854	2,176	989	1986	5-40 yrs.
7031 Albert Pick Road	Office		510	2,921	—	2,253	510	5,174	5,684	2,684	1986	5-40 yrs.
7029 Albert Pick Road	Office		739	3,237	—	1,601	739	4,838	5,577	2,542	1988	5-40 yrs.
7025 Albert Pick Road	Office		2,393	9,576	—	5,897	2,393	15,473	17,866	8,109	1990	5-40 yrs.
7027 Albert Pick Road	Office		850	—	699	5,293	1,549	5,293	6,842	2,363	1997	5-40 yrs.
7009 Albert Pick Road	Industrial		224	1,068	—	263	224	1,331	1,555	750	1990	5-40 yrs.
426 Gallimore Dairy Road	Office		465	—	380	1,056	845	1,056	1,901	470	1996	5-40 yrs.
422 Gallimore Dairy Road	Industrial		145	1,081	—	378	145	1,459	1,604	908	1990	5-40 yrs.
406 Gallimore Dairy Road	Office		265	—	270	883	535	883	1,418	391	1996	5-40 yrs.
7021 Albert Pick Road	Industrial		237	1,103	—	258	237	1,361	1,598	795	1985	5-40 yrs.
7019 Albert Pick Road	Industrial		192	946	—	365	192	1,311	1,503	799	1985	5-40 yrs.
7015 Albert Pick Road	Industrial		305	1,219	—	227	305	1,446	1,751	847	1985	5-40 yrs.
7017 Albert Pick Road	Industrial		225	928	—	409	225	1,337	1,562	741	1985	5-40 yrs.
7011 Albert Pick Road	Industrial		171	777	—	320	171	1,097	1,268	631	1990	5-40 yrs.
424 Gallimore Dairy Road	Office		271	—	239	1,038	510	1,038	1,548	481	1997	5-40 yrs.
410 Gallimore Dairy Road	Industrial		356	1,613	—	805	356	2,418	2,774	1,382	1985	5-40 yrs.
412 Gallimore Dairy Road	Industrial		374	1,523	—	578	374	2,101	2,475	1,224	1985	5-40 yrs.
408 Gallimore Dairy Road	Industrial		341	1,486	—	648	341	2,134	2,475	1,092	1986	5-40 yrs.
414 Gallimore Dairy Road	Industrial		659	2,676	—	933	659	3,609	4,268	2,042	1988	5-40 yrs.
237 Burgess Road	Industrial		860	2,919	—	926	860	3,845	4,705	2,039	1986	5-40 yrs.
235 Burgess Road	Industrial		1,302	4,392	—	1,344	1,302	5,736	7,038	3,058	1987	5-40 yrs.
241 Burgess Road	Industrial		450	1,517	—	843	450	2,360	2,810	1,289	1988	5-40 yrs.
243 Burgess Road	Industrial		452	1,514	—	489	452	2,003	2,455	1,006	1988	5-40 yrs.

HIGHWOODS PROPERTIES, INC. HIGHWOODS REALTY LIMITED PARTNERSHIP SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

			Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Property Type	2018 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets (1)	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
496 Gallimore Dairy Road	Industrial		546	—	—	3,041	546	3,041	3,587	1,219	1998	5-40 yrs.
494 Gallimore Dairy Road	Industrial		749	—	—	3,124	749	3,124	3,873	1,366	1999	5-40 yrs.
486 Gallimore Dairy Road	Industrial		603	—	—	3,385	603	3,385	3,988	1,351	1999	5-40 yrs.
488 Gallimore Dairy Road	Industrial		499	—	—	2,374	499	2,374	2,873	1,029	1999	5-40 yrs.
490 Gallimore Dairy Road	Industrial		1,733	—	—	4,424	1,733	4,424	6,157	2,032	1999	5-40 yrs.
Brigham Road - Land	Industrial		7,059	—	(5,510)	—	1,549	—	1,549	—	N/A	N/A
651 Brigham Road	Industrial		453	—	360	2,931	813	2,931	3,744	1,240	2002	5-40 yrs.
657 Brigham Road	Industrial		2,733	—	881	10,820	3,614	10,820	14,434	3,390	2006	5-40 yrs.
653 Brigham Road	Industrial		814	—	—	3,603	814	3,603	4,417	993	2007	5-40 yrs.
1501 Highwoods Boulevard	Office		1,476	—	—	8,957	1,476	8,957	10,433	3,485	2001	5-40 yrs.
Jefferson Pilot - Land	Office		11,759	—	(4,311)	—	7,448	—	7,448	—	N/A	N/A
4200 Tudor Lane	Industrial		515	—	383	2,915	898	2,915	3,813	1,379	1996	5-40 yrs.
4224 Tudor Lane	Industrial		435	—	288	2,445	723	2,445	3,168	1,145	1996	5-40 yrs.
7023 Albert Pick Road	Office		834	3,459	—	1,146	834	4,605	5,439	2,545	1989	5-40 yrs.
370 Knollwood Street	Office		1,826	7,495	—	4,134	1,826	11,629	13,455	6,422	1994	5-40 yrs.
380 Knollwood Street	Office		2,989	12,029	—	5,301	2,989	17,330	20,319	9,223	1990	5-40 yrs.
1126 North Church Street	Office		2,734	9,129	—	1,499	2,734	10,628	13,362	1,791	2003	5-40 yrs.
1130 North Church Street	Office		2,376	5,451	—	(629)	2,376	4,822	7,198	790	2007	5-40 yrs.
1132 North Church Street	Office		925	4,551	—	98	925	4,649	5,574	1,158	2008	5-40 yrs.
628 Green Valley Road	Office		2,906	12,141	—	1,527	2,906	13,668	16,574	2,270	1998	5-40 yrs.
701 Green Valley Road	Office		3,787	7,719	—	1,183	3,787	8,902	12,689	1,751	1996	5-40 yrs.
661 Brigham Road	Industrial		890	5,512	—	548	890	6,060	6,950	444	2016	5-40 yrs.
655 Brigham Road	Industrial		899	6,538	—	—	899	6,538	7,437	303	2017	5-40 yrs.
Pittsburgh, PA
One PPG Place	Office		9,819	107,643	—	45,077	9,819	152,720	162,539	38,031	1983-1985	5-40 yrs.
Two PPG Place	Office		2,302	10,978	—	9,732	2,302	20,710	23,012	3,967	1983-1985	5-40 yrs.
Three PPG Place	Office		501	2,923	—	4,166	501	7,089	7,590	1,905	1983-1985	5-40 yrs.
Four PPG Place	Office		620	3,239	—	2,886	620	6,125	6,745	1,515	1983-1985	5-40 yrs.
Five PPG Place	Office		803	4,924	—	1,950	803	6,874	7,677	2,080	1983-1985	5-40 yrs.
Six PPG Place	Office		3,353	25,602	—	13,525	3,353	39,127	42,480	7,566	1983-1985	5-40 yrs.
EQT Plaza	Office		16,457	83,812	—	12,943	16,457	96,755	113,212	20,859	1987	5-40 yrs.

HIGHWOODS PROPERTIES, INC. HIGHWOODS REALTY LIMITED PARTNERSHIP SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

			Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Property Type	2018 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets (1)	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
Raleigh, NC
3600 Glenwood Avenue	Office		—	10,994	—	4,493	—	15,487	15,487	8,798	1986	5-40 yrs.
3737 Glenwood Avenue	Office		—	—	318	16,391	318	16,391	16,709	7,641	1999	5-40 yrs.
4800 North Park	Office		2,678	17,630	—	4,977	2,678	22,607	25,285	14,279	1985	5-40 yrs.
5000 North Park	Office		1,010	4,612	(49)	3,214	961	7,826	8,787	3,952	1980	5-40 yrs.
801 Raleigh Corporate Center	Office		828	—	272	10,657	1,100	10,657	11,757	4,154	2002	5-40 yrs.
2500 Blue Ridge Road	Office		722	4,606	—	1,412	722	6,018	6,740	3,423	1982	5-40 yrs.
2418 Blue Ridge Road	Office		462	1,410	—	764	462	2,174	2,636	1,404	1988	5-40 yrs.
Cape Fear	Office		131	1,630	(2)	(836)	129	794	923	392	1979	5-40 yrs.
Catawba	Office		125	1,635	(2)	(1,416)	123	219	342	123	1980	5-40 yrs.
2000 CentreGreen	Office		1,529	—	(391)	11,011	1,138	11,011	12,149	5,775	2000	5-40 yrs.
4000 CentreGreen	Office		1,653	—	(389)	10,316	1,264	10,316	11,580	4,368	2001	5-40 yrs.
5000 CentreGreen	Office		1,291	34,572	—	—	1,291	34,572	35,863	1,534	2017	5-40 yrs.
3000 CentreGreen	Office		1,779	—	(397)	13,966	1,382	13,966	15,348	4,072	2002	5-40 yrs.
1000 CentreGreen	Office		1,280	—	55	10,851	1,335	10,851	12,186	2,782	2008	5-40 yrs.
Cottonwood	Office		609	3,244	—	463	609	3,707	4,316	2,253	1983	5-40 yrs.
Dogwood	Office		766	2,769	—	248	766	3,017	3,783	1,781	1983	5-40 yrs.
GlenLake - Land	Office		13,003	—	(8,359)	114	4,644	114	4,758	50	N/A	5-40 yrs.
GlenLake One	Office		924	—	1,324	21,544	2,248	21,544	23,792	8,598	2002	5-40 yrs.
GlenLake Four	Office		1,659	—	493	21,032	2,152	21,032	23,184	7,142	2006	5-40 yrs.
GlenLake Six	Office		941	—	(365)	20,088	576	20,088	20,664	5,380	2008	5-40 yrs.
701 Raleigh Corporate Center	Office		1,304	—	540	15,213	1,844	15,213	17,057	7,471	1996	5-40 yrs.
Highwoods Centre	Office		531	—	(267)	8,028	264	8,028	8,292	3,810	1998	5-40 yrs.
Inveresk Parcel 2 - Land	Office		657	—	38	103	695	103	798	9	N/A	5-40 yrs.
4201 Lake Boone Trail	Office		1,450	6,311	—	634	1,450	6,945	8,395	1,625	1998	5-40 yrs.
4620 Creekstone Drive	Office		149	—	107	3,091	256	3,091	3,347	1,325	2001	5-40 yrs.
4825 Creekstone Drive	Office		398	—	293	11,325	691	11,325	12,016	5,321	1999	5-40 yrs.
Pamlico	Office		289	—	—	10,478	289	10,478	10,767	8,166	1980	5-40 yrs.
Progress Center Renovation	Office		—	—	—	3	—	3	3	2	2003	5-40 yrs.
751 Corporate Center	Office		1,211	—	1,454	15,520	2,665	15,520	18,185	257	2018	5-40 yrs.
PNC Plaza	Office		1,206	—	—	70,992	1,206	70,992	72,198	23,054	2008	5-40 yrs.

HIGHWOODS PROPERTIES, INC. HIGHWOODS REALTY LIMITED PARTNERSHIP SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

			Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Property Type	2018 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets (1)	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
4301 Lake Boone Trail	Office		878	3,730	—	2,269	878	5,999	6,877	3,535	1990	5-40 yrs.
4207 Lake Boone Trail	Office		362	1,818	—	1,421	362	3,239	3,601	1,791	1993	5-40 yrs.
2301 Rexwoods Drive	Office		919	2,816	—	1,759	919	4,575	5,494	2,413	1992	5-40 yrs.
4325 Lake Boone Trail	Office		586	—	—	4,465	586	4,465	5,051	2,159	1995	5-40 yrs.
2300 Rexwoods Drive	Office		1,301	—	184	6,515	1,485	6,515	8,000	3,161	1998	5-40 yrs.
4709 Creekstone Drive	Office		469	4,038	23	5,277	492	9,315	9,807	2,423	1987	5-40 yrs.
4700 Six Forks Road	Office		666	2,665	—	1,427	666	4,092	4,758	2,328	1982	5-40 yrs.
4700 Homewood Court	Office		1,086	4,533	—	2,106	1,086	6,639	7,725	3,488	1983	5-40 yrs.
4800 Six Forks Road	Office		862	4,411	—	2,391	862	6,802	7,664	3,803	1987	5-40 yrs.
Smoketree Tower	Office		2,353	11,743	—	6,967	2,353	18,710	21,063	9,794	1984	5-40 yrs.
4601 Creekstone Drive	Office		255	—	217	6,288	472	6,288	6,760	3,176	1997	5-40 yrs.
Weston - Land	Office		22,771	—	(19,894)	—	2,877	—	2,877	—	N/A	N/A
4625 Creekstone Drive	Office		458	—	268	6,410	726	6,410	7,136	3,440	1995	5-40 yrs.
11000 Weston Parkway	Office		2,651	18,850	—	4,934	2,651	23,784	26,435	3,106	1998	5-40 yrs.
GlenLake Five	Office		2,263	30,264	—	3,530	2,263	33,794	36,057	5,482	2014	5-40 yrs.
11800 Weston Parkway	Office		826	13,188	—	21	826	13,209	14,035	1,831	2014	5-40 yrs.
CentreGreen Café	Office		41	3,509	—	—	41	3,509	3,550	360	2014	5-40 yrs.
CentreGreen Fitness Center	Office		27	2,322	—	—	27	2,322	2,349	238	2014	5-40 yrs.
One City Plaza	Office		11,288	68,375	—	23,766	11,288	92,141	103,429	12,567	1986	5-40 yrs.
Edison - Land	Office		5,984	—	2,494	—	8,478	—	8,478	—	N/A	N/A
Charter Square	Office		7,267	65,881	—	4,809	7,267	70,690	77,957	5,067	2015	5-40 yrs.
MetLife Global Technology Campus	Office		17,044	88,137	—	345	17,044	88,482	105,526	10,558	2015	5-40 yrs.
Other Property	Other		39,376	20,868	(32,414)	(106)	6,962	20,762	27,724	11,145	N/A	5-40 yrs.
Richmond, VA
4900 Cox Road	Office		1,324	5,311	15	3,110	1,339	8,421	9,760	4,717	1991	5-40 yrs.
Colonnade Building	Office		1,364	6,105	—	2,461	1,364	8,566	9,930	3,332	2003	5-40 yrs.
Dominion Place - Pitts Parcel - Land	Office		1,101	—	(343)	—	758	—	758	—	N/A	N/A
Markel 4521	Office		1,581	13,299	168	(879)	1,749	12,420	14,169	5,501	1999	5-40 yrs.
Hamilton Beach	Office		1,086	4,345	10	2,722	1,096	7,067	8,163	3,269	1986	5-40 yrs.
Highwoods Commons	Office		521	—	458	4,276	979	4,276	5,255	1,875	1999	5-40 yrs.
Highwoods One	Office		1,688	—	22	14,330	1,710	14,330	16,040	6,771	1996	5-40 yrs.

HIGHWOODS PROPERTIES, INC. HIGHWOODS REALTY LIMITED PARTNERSHIP SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

			Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Property Type	2018 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets (1)	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
Highwoods Two	Office		786	—	226	9,632	1,012	9,632	10,644	3,114	1997	5-40 yrs.
Highwoods Five	Office		783	—	11	7,478	794	7,478	8,272	3,115	1998	5-40 yrs.
Highwoods Plaza	Office		909	—	187	5,437	1,096	5,437	6,533	2,447	2000	5-40 yrs.
Innslake Center	Office		845	—	195	7,892	1,040	7,892	8,932	2,874	2001	5-40 yrs.
Highwoods Centre	Office		1,205	4,825	—	1,215	1,205	6,040	7,245	3,230	1990	5-40 yrs.
Markel 4501	Office		1,300	13,259	213	(3,720)	1,513	9,539	11,052	3,382	1998	5-40 yrs.
4600 Cox Road	Office		1,700	17,081	169	(3,599)	1,869	13,482	15,351	4,757	1989	5-40 yrs.
North Park	Office		2,163	8,659	6	2,940	2,169	11,599	13,768	6,170	1989	5-40 yrs.
North Shore Commons I	Office		951	—	17	12,645	968	12,645	13,613	5,536	2002	5-40 yrs.
North Shore Commons II	Office		2,067	—	(89)	11,074	1,978	11,074	13,052	3,345	2007	5-40 yrs.
North Shore Commons C - Land	Office		1,497	—	15	—	1,512	—	1,512	—	N/A	N/A
North Shore Commons D - Land	Office		1,261	—	—	—	1,261	—	1,261	—	N/A	N/A
Nuckols Corner - Land	Office		1,259	—	203	—	1,462	—	1,462	—	N/A	N/A
One Shockoe Plaza	Office		—	—	356	20,560	356	20,560	20,916	8,690	1996	5-40 yrs.
Pavilion - Land	Office		181	46	20	(46)	201	—	201	—	N/A	N/A
Lake Brook Commons	Office		1,600	8,864	21	2,211	1,621	11,075	12,696	4,446	1996	5-40 yrs.
Sadler & Cox - Land	Office		1,535	—	343	—	1,878	—	1,878	—	N/A	N/A
Highwoods Three	Office		1,918	—	358	11,319	2,276	11,319	13,595	3,486	2005	5-40 yrs.
Stony Point VI (Virginia Urology)	Office		1,841	—	84	25,638	1,925	25,638	27,563	294	2018	5-40 yrs.
Stony Point I	Office		1,384	11,630	(267)	4,165	1,117	15,795	16,912	7,823	1990	5-40 yrs.
Stony Point II	Office		1,240	—	103	12,643	1,343	12,643	13,986	5,637	1999	5-40 yrs.
Stony Point III	Office		995	—	—	10,408	995	10,408	11,403	4,494	2002	5-40 yrs.
Stony Point IV	Office		955	—	—	11,052	955	11,052	12,007	3,616	2006	5-40 yrs.
Virginia Mutual	Office		1,301	6,036	15	1,492	1,316	7,528	8,844	3,512	1996	5-40 yrs.
Waterfront Plaza	Office		585	2,347	8	1,946	593	4,293	4,886	1,776	1988	5-40 yrs.
Innsbrook Centre	Office		914	8,249	—	1,016	914	9,265	10,179	3,561	1987	5-40 yrs.
Tampa, FL
Meridian Three	Office		2,673	16,470	—	6,198	2,673	22,668	25,341	5,928	1989	5-40 yrs.
Bayshore Place	Office		2,276	11,817	—	3,834	2,276	15,651	17,927	6,498	1990	5-40 yrs.
5525 Gray Street	Office		4,054	—	406	28,198	4,460	28,198	32,658	11,808	2005	5-40 yrs.
Highwoods Preserve Building V	Office		881	—	—	23,684	881	23,684	24,565	10,835	2001	5-40 yrs.

HIGHWOODS PROPERTIES, INC. HIGHWOODS REALTY LIMITED PARTNERSHIP SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

			Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Property Type	2018 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets (1)	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
Highwoods Bay Center I	Office		3,565	—	(64)	36,529	3,501	36,529	40,030	10,116	2007	5-40 yrs.
HIW Bay Center II - Land	Office		3,482	—	—	—	3,482	—	3,482	—	N/A	N/A
Highwoods Preserve Building VII	Office		790	—	—	12,498	790	12,498	13,288	3,678	2007	5-40 yrs.
HIW Preserve VII Garage	Office		—	—	—	6,797	—	6,797	6,797	2,023	2007	5-40 yrs.
Horizon	Office		—	6,257	—	3,807	—	10,064	10,064	4,633	1980	5-40 yrs.
LakePointe One	Office		2,106	89	—	44,999	2,106	45,088	47,194	23,281	1986	5-40 yrs.
LakePointe Two	Office		2,000	15,848	672	15,689	2,672	31,537	34,209	14,301	1999	5-40 yrs.
Lakeside	Office		—	7,369	—	7,139	—	14,508	14,508	6,023	1978	5-40 yrs.
Lakeside/Parkside Garage	Office		—	—	—	5,630	—	5,630	5,630	1,972	2004	5-40 yrs.
One Harbour Place	Office		2,016	25,252	—	12,157	2,016	37,409	39,425	15,625	1985	5-40 yrs.
Parkside	Office		—	9,407	—	4,049	—	13,456	13,456	7,384	1979	5-40 yrs.
Pavilion	Office		—	16,394	—	4,355	—	20,749	20,749	10,942	1982	5-40 yrs.
Pavilion Parking Garage	Office		—	—	—	5,734	—	5,734	5,734	2,734	1999	5-40 yrs.
Spectrum	Office		1,454	14,502	—	6,806	1,454	21,308	22,762	12,289	1984	5-40 yrs.
Tower Place	Office		3,218	19,898	—	4,294	3,218	24,192	27,410	13,046	1988	5-40 yrs.
Westshore Square	Office		1,126	5,186	—	1,143	1,126	6,329	7,455	3,239	1976	5-40 yrs.
Independence Park - Land	Office		4,943	—	4,891	2,234	9,834	2,234	12,068	102	N/A	5-40 yrs.
Independence One	Office		2,531	4,526	—	5,519	2,531	10,045	12,576	3,887	1983	5-40 yrs.
Meridian One	Office		1,849	22,363	—	2,076	1,849	24,439	26,288	4,533	1984	5-40 yrs.
Meridian Two	Office		1,302	19,588	—	3,252	1,302	22,840	24,142	4,314	1986	5-40 yrs.
Laser Spine Institute	Office		—	—	6,310	44,655	6,310	44,655	50,965	4,401	2016	5-40 yrs.
Suntrust Financial Centre	Office		1,980	102,138	—	14,989	1,980	117,127	119,107	12,240	1992	5-40 yrs.
Suntrust Financial - Land	Office		2,225	—	—	—	2,225	—	2,225	—	N/A	N/A
			$603,359	$2,993,752	$16,330	$1,683,110	$619,689	$4,676,862	$5,296,551	$1,296,562
__________

(1)	The tax basis of aggregate land and buildings and tenant improvements as of December 31, 2018 is $4.9 billion.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Raleigh, State of North Carolina, on February 5, 2019.

Highwoods Properties, Inc.
By:	/s/ Edward J. Fritsch
Edward J. Fritsch
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Carlos E. Evans	Chairman of the Board of Directors	February 5, 2019
Carlos E. Evans

/s/ Edward J. Fritsch	Chief Executive Officer and Director	February 5, 2019
Edward J. Fritsch

/s/ Charles A. Anderson	Director	February 5, 2019
Charles A. Anderson

/s/ Gene H. Anderson	Director	February 5, 2019
Gene H. Anderson

/s/ David J. Hartzell	Director	February 5, 2019
David J. Hartzell

/s/ Sherry A. Kellett	Director	February 5, 2019
Sherry A. Kellett

/s/ Anne H. Lloyd	Director	February 5, 2019
Anne H. Lloyd

/s/ Mark F. Mulhern	Executive Vice President and Chief Financial Officer	February 5, 2019
Mark F. Mulhern

/s/ Daniel L. Clemmens	Vice President and Chief Accounting Officer	February 5, 2019
Daniel L. Clemmens

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Raleigh, State of North Carolina, on February 5, 2019.

Highwoods Realty Limited Partnership
By:	Highwoods Properties, Inc., its sole general partner
By:	/s/ Edward J. Fritsch
Edward J. Fritsch
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Carlos E. Evans	Chairman of the Board of Directors of the General Partner	February 5, 2019
Carlos E. Evans

/s/ Edward J. Fritsch	Chief Executive Officer and Director of the General Partner	February 5, 2019
Edward J. Fritsch

/s/ Charles A. Anderson	Director of the General Partner	February 5, 2019
Charles A. Anderson

/s/ Gene H. Anderson	Director of the General Partner	February 5, 2019
Gene H. Anderson

/s/ David J. Hartzell	Director of the General Partner	February 5, 2019
David J. Hartzell

/s/ Sherry A. Kellett	Director of the General Partner	February 5, 2019
Sherry A. Kellett

/s/ Anne H. Lloyd	Director of the General Partner	February 5, 2019
Anne H. Lloyd

/s/ Mark F. Mulhern	Executive Vice President and Chief Financial Officer of the General Partner	February 5, 2019
Mark F. Mulhern

/s/ Daniel L. Clemmens	Vice President and Chief Accounting Officer of the General Partner	February 5, 2019
Daniel L. Clemmens