Form 10-Q
period 2019-03-31
HIGHWOODS PROPERTIES INC; HIGHWOODS REALTY LTD PARTNERSHIP
filed 2019-04-23
CIK 921082, 941713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

The Company had 103,692,619 shares of Common Stock outstanding as of April 16, 2019.

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

Certain information contained herein is presented as of April 16, 2019, the latest practicable date for financial information prior to the filing of this Quarterly Report.

This report combines the Quarterly Reports on Form 10-Q for the period ended March 31, 2019 of the Company and the Operating Partnership. We believe combining the quarterly reports into this single report results in the following benefits:

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

To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•	Consolidated Financial Statements;

•	Note 11 to Consolidated Financial Statements - Earnings Per Share and Per Unit;

•	Item 4 - Controls and Procedures; and

•	Item 6 - Certifications of CEO and CFO Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2019

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HIGHWOODS PROPERTIES, INC.
Consolidated Balance Sheets
(Unaudited and in thousands, except share and per share data)

	March 31, 2019	December 31, 2018
Assets:
Real estate assets, at cost:
Land	$491,613	$491,441
Buildings and tenant improvements	4,728,637	4,676,862
Development in-process	162,076	165,537
Land held for development	94,312	128,248
	5,476,638	5,462,088
Less-accumulated depreciation	(1,324,447)	(1,296,562)
Net real estate assets	4,152,191	4,165,526
Real estate and other assets, net, held for sale	24,893	—
Cash and cash equivalents	4,827	3,769
Restricted cash	7,640	6,374
Accounts receivable	30,646	25,952
Mortgages and notes receivable, net of allowance of $36 and $44, respectively	1,623	5,599
Accrued straight-line rents receivable	219,870	220,088
Investments in and advances to unconsolidated affiliates	23,296	23,585
Deferred leasing costs, net of accumulated amortization of $149,863 and $149,275, respectively	194,848	195,273
Prepaid expenses and other assets, net of accumulated depreciation of $18,751 and $18,074, respectively	66,282	28,843
Total Assets	$4,726,116	$4,675,009
Liabilities, Noncontrolling Interests in the Operating Partnership and Equity:
Mortgages and notes payable, net	$2,160,594	$2,085,831
Accounts payable, accrued expenses and other liabilities	237,278	218,922
Total Liabilities	2,397,872	2,304,753
Commitments and contingencies
Noncontrolling interests in the Operating Partnership	127,976	105,960
Equity:
Preferred Stock, $.01 par value, 50,000,000 authorized shares;
8.625% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 28,859 and 28,877 shares issued and outstanding, respectively	28,859	28,877
Common Stock, $.01 par value, 200,000,000 authorized shares;
103,690,619 and 103,557,065 shares issued and outstanding, respectively	1,037	1,036
Additional paid-in capital	2,956,517	2,976,197
Distributions in excess of net income available for common stockholders	(811,223)	(769,303)
Accumulated other comprehensive income	7,494	9,913
Total Stockholders’ Equity	2,182,684	2,246,720
Noncontrolling interests in consolidated affiliates	17,584	17,576
Total Equity	2,200,268	2,264,296
Total Liabilities, Noncontrolling Interests in the Operating Partnership and Equity	$4,726,116	$4,675,009

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Income
(Unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Rental and other revenues	$172,363	$180,438
Operating expenses:
Rental property and other expenses	60,551	59,432
Depreciation and amortization	69,204	57,568
General and administrative	12,381	11,778
Total operating expenses	142,136	128,778
Interest expense	18,739	18,391
Other income/(loss)	(3,766)	455
Equity in earnings of unconsolidated affiliates	664	522
Net income	8,386	34,246
Net (income) attributable to noncontrolling interests in the Operating Partnership	(193)	(888)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(316)	(286)
Dividends on Preferred Stock	(622)	(623)
Net income available for common stockholders	$7,255	$32,449
Earnings per Common Share – basic:
Net income available for common stockholders	$0.07	$0.31
Weighted average Common Shares outstanding – basic	103,600	103,324
Earnings per Common Share – diluted:
Net income available for common stockholders	$0.07	$0.31
Weighted average Common Shares outstanding – diluted	106,357	106,165

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended March 31,
	2019	2018
Comprehensive income:
Net income	$8,386	$34,246
Other comprehensive income/(loss):
Unrealized gains/(losses) on cash flow hedges	(1,904)	7,877
Amortization of cash flow hedges	(515)	(106)
Total other comprehensive income/(loss)	(2,419)	7,771
Total comprehensive income	5,967	42,017
Less-comprehensive (income) attributable to noncontrolling interests	(509)	(1,174)
Comprehensive income attributable to common stockholders	$5,458	$40,843

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Equity
(Unaudited and in thousands, except share amounts)

	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Income	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2018	103,557,065	$1,036	$28,877	$2,976,197	$9,913	$17,576	$(769,303)	$2,264,296
Issuances of Common Stock, net of issuance costs and tax withholdings	(33,377)	—	—	(1,128)	—	—	—	(1,128)
Conversions of Common Units to Common Stock	3,000	—	—	131	—	—	—	131
Dividends on Common Stock ($0.475 per share)		—	—	—	—	—	(49,175)	(49,175)
Dividends on Preferred Stock ($21.5625 per share)		—	—	—	—	—	(622)	(622)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	(23,254)	—	—	—	(23,254)
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(308)	—	(308)
Issuances of restricted stock	164,190	—	—	—	—	—	—	—
Redemptions/repurchases of Preferred Stock		—	(18)	—	—	—	—	(18)
Share-based compensation expense, net of forfeitures	(259)	1	—	4,571	—	—	—	4,572
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(193)	(193)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	316	(316)	—
Comprehensive income:
Net income		—	—	—	—	—	8,386	8,386
Other comprehensive loss		—	—	—	(2,419)	—	—	(2,419)
Total comprehensive income								5,967
Balance at March 31, 2019	103,690,619	$1,037	$28,859	$2,956,517	$7,494	$17,584	$(811,223)	$2,200,268

	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Income	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2017	103,266,875	$1,033	$28,892	$2,929,399	$7,838	$17,416	$(747,344)	$2,237,234
Issuances of Common Stock, net of issuance costs and tax withholdings	(36,757)	—	—	(1,029)	—	—	—	(1,029)
Conversions of Common Units to Common Stock	19,196	—	—	902	—	—	—	902
Dividends on Common Stock ($0.4625 per share)		—	—	—	—	—	(47,747)	(47,747)
Dividends on Preferred Stock ($21.5625 per share)		—	—	—	—	—	(623)	(623)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	19,582	—	—	—	19,582
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(238)	—	(238)
Issuances of restricted stock	172,440	—	—	—	—	—	—	—
Redemptions/repurchases of Preferred Stock		—	(5)	—	—	—	—	(5)
Share-based compensation expense, net of forfeitures	—	1	—	4,294	—	—	—	4,295
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(888)	(888)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	286	(286)	—
Comprehensive income:
Net income		—	—	—	—	—	34,246	34,246
Other comprehensive income		—	—	—	7,771	—	—	7,771
Total comprehensive income								42,017
Balance at March 31, 2018	103,421,754	$1,034	$28,887	$2,953,148	$15,609	$17,464	$(762,642)	$2,253,500

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Three Months Ended March 31,
	2019	2018
Operating activities:
Net income	$8,386	$34,246
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,204	57,568
Amortization of lease incentives and acquisition-related intangible assets and liabilities	1,689	(509)
Share-based compensation expense	4,572	4,295
Credit losses on operating lease receivables	7,315	227
Write-off of mortgages and notes receivable	4,087	—
Accrued interest on mortgages and notes receivable	(85)	(112)
Amortization of debt issuance costs	736	686
Amortization of cash flow hedges	(515)	(106)
Amortization of mortgages and notes payable fair value adjustments	385	317
Losses on debt extinguishment	375	—
Equity in earnings of unconsolidated affiliates	(664)	(522)
Distributions of earnings from unconsolidated affiliates	609	881
Settlement of cash flow hedges	(5,144)	7,216
Changes in operating assets and liabilities:
Accounts receivable	(2,583)	3,288
Prepaid expenses and other assets	(6,953)	(7,692)
Accrued straight-line rents receivable	(6,903)	(6,619)
Accounts payable, accrued expenses and other liabilities	(11,798)	(14,636)
Net cash provided by operating activities	62,713	78,528
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	—	(50,649)
Investments in development in-process	(28,555)	(42,438)
Investments in tenant improvements and deferred leasing costs	(38,544)	(33,071)
Investments in building improvements	(12,517)	(19,293)
Distributions of capital from unconsolidated affiliates	29	105
Repayments of mortgages and notes receivable	74	379
Changes in other investing activities	(1,989)	(586)
Net cash used in investing activities	(81,502)	(145,553)
Financing activities:
Dividends on Common Stock	(49,175)	(47,747)
Redemptions/repurchases of Preferred Stock	(18)	(5)
Dividends on Preferred Stock	(622)	(623)
Distributions to noncontrolling interests in the Operating Partnership	(1,300)	(1,300)
Distributions to noncontrolling interests in consolidated affiliates	(308)	(238)
Proceeds from the issuance of Common Stock	652	561
Costs paid for the issuance of Common Stock	—	(46)
Repurchase of shares related to tax withholdings	(1,780)	(1,544)
Borrowings on revolving credit facility	98,300	32,000
Repayments of revolving credit facility	(145,300)	(277,000)
Borrowings on mortgages and notes payable	349,010	345,863
Repayments of mortgages and notes payable	(225,462)	(444)
Changes in debt issuance costs and other financing activities	(2,884)	(2,903)
Net cash provided by financing activities	21,113	46,574
Net increase/(decrease) in cash and cash equivalents and restricted cash	$2,324	$(20,451)

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows – Continued
(Unaudited and in thousands)

	Three Months Ended March 31,
	2019	2018
Net increase/(decrease) in cash and cash equivalents and restricted cash	$2,324	$(20,451)
Cash and cash equivalents and restricted cash at beginning of the period	10,143	88,333
Cash and cash equivalents and restricted cash at end of the period	$12,467	$67,882

Reconciliation of cash and cash equivalents and restricted cash:

	Three Months Ended March 31,
	2019	2018
Cash and cash equivalents at end of the period	$4,827	$31,034
Restricted cash at end of the period	7,640	36,848
Cash and cash equivalents and restricted cash at end of the period	$12,467	$67,882

Supplemental disclosure of cash flow information:

	Three Months Ended March 31,
	2019	2018
Cash paid for interest, net of amounts capitalized	$23,924	$15,986

Supplemental disclosure of non-cash investing and financing activities:

	Three Months Ended March 31,
	2019	2018
Unrealized gains/(losses) on cash flow hedges	$(1,904)	$7,877
Conversions of Common Units to Common Stock	131	902
Changes in accrued capital expenditures	(119)	(7,333)
Write-off of fully depreciated real estate assets	23,880	10,511
Write-off of fully amortized leasing costs	12,671	7,112
Write-off of fully amortized debt issuance costs	828	—
Adjustment of noncontrolling interests in the Operating Partnership to fair value	23,254	(19,582)
Initial recognition of lease liabilities related to right of use assets	35,349	—

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Balance Sheets
(Unaudited and in thousands, except unit and per unit data)

	March 31, 2019	December 31, 2018
Assets:
Real estate assets, at cost:
Land	$491,613	$491,441
Buildings and tenant improvements	4,728,637	4,676,862
Development in-process	162,076	165,537
Land held for development	94,312	128,248
	5,476,638	5,462,088
Less-accumulated depreciation	(1,324,447)	(1,296,562)
Net real estate assets	4,152,191	4,165,526
Real estate and other assets, net, held for sale	24,893	—
Cash and cash equivalents	4,827	3,769
Restricted cash	7,640	6,374
Accounts receivable	30,646	25,952
Mortgages and notes receivable, net of allowance of $36 and $44, respectively	1,623	5,599
Accrued straight-line rents receivable	219,870	220,088
Investments in and advances to unconsolidated affiliates	23,296	23,585
Deferred leasing costs, net of accumulated amortization of $149,863 and $149,275, respectively	194,848	195,273
Prepaid expenses and other assets, net of accumulated depreciation of $18,751 and $18,074, respectively	66,282	28,843
Total Assets	$4,726,116	$4,675,009
Liabilities, Redeemable Operating Partnership Units and Capital:
Mortgages and notes payable, net	$2,160,594	$2,085,831
Accounts payable, accrued expenses and other liabilities	237,278	218,922
Total Liabilities	2,397,872	2,304,753
Commitments and contingencies
Redeemable Operating Partnership Units:
Common Units, 2,735,703 and 2,738,703 outstanding, respectively	127,976	105,960
Series A Preferred Units (liquidation preference $1,000 per unit), 28,859 and 28,877 units issued and outstanding, respectively	28,859	28,877
Total Redeemable Operating Partnership Units	156,835	134,837
Capital:
Common Units:
General partner Common Units, 1,060,175 and 1,058,870 outstanding, respectively	21,463	22,078
Limited partner Common Units, 102,221,635 and 102,089,386 outstanding, respectively	2,124,868	2,185,852
Accumulated other comprehensive income	7,494	9,913
Noncontrolling interests in consolidated affiliates	17,584	17,576
Total Capital	2,171,409	2,235,419
Total Liabilities, Redeemable Operating Partnership Units and Capital	$4,726,116	$4,675,009

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Income
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended March 31,
	2019	2018
Rental and other revenues	$172,363	$180,438
Operating expenses:
Rental property and other expenses	60,551	59,432
Depreciation and amortization	69,204	57,568
General and administrative	12,381	11,778
Total operating expenses	142,136	128,778
Interest expense	18,739	18,391
Other income/(loss)	(3,766)	455
Equity in earnings of unconsolidated affiliates	664	522
Net income	8,386	34,246
Net (income) attributable to noncontrolling interests in consolidated affiliates	(316)	(286)
Distributions on Preferred Units	(622)	(623)
Net income available for common unitholders	$7,448	$33,337
Earnings per Common Unit – basic:
Net income available for common unitholders	$0.07	$0.32
Weighted average Common Units outstanding – basic	105,928	105,730
Earnings per Common Unit – diluted:
Net income available for common unitholders	$0.07	$0.32
Weighted average Common Units outstanding – diluted	105,948	105,756

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended March 31,
	2019	2018
Comprehensive income:
Net income	$8,386	$34,246
Other comprehensive income/(loss):
Unrealized gains/(losses) on cash flow hedges	(1,904)	7,877
Amortization of cash flow hedges	(515)	(106)
Total other comprehensive income/(loss)	(2,419)	7,771
Total comprehensive income	5,967	42,017
Less-comprehensive (income) attributable to noncontrolling interests	(316)	(286)
Comprehensive income attributable to common unitholders	$5,651	$41,731

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Capital
(Unaudited and in thousands)

	Common Units		Accumulated Other Comprehensive Income	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2018	$22,078	$2,185,852	$9,913	$17,576	$2,235,419
Issuances of Common Units, net of issuance costs and tax withholdings	(11)	(1,117)	—	—	(1,128)
Distributions on Common Units ($0.475 per unit)	(503)	(49,778)	—	—	(50,281)
Distributions on Preferred Units ($21.5625 per unit)	(6)	(616)	—	—	(622)
Share-based compensation expense, net of forfeitures	46	4,526	—	—	4,572
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(308)	(308)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	(222)	(21,988)	—	—	(22,210)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(3)	(313)	—	316	—
Comprehensive income:
Net income	84	8,302	—	—	8,386
Other comprehensive loss	—	—	(2,419)	—	(2,419)
Total comprehensive income					5,967
Balance at March 31, 2019	$21,463	$2,124,868	$7,494	$17,584	$2,171,409

	Common Units		Accumulated Other Comprehensive Income	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2017	$21,830	$2,161,258	$7,838	$17,416	$2,208,342
Issuances of Common Units, net of issuance costs and tax withholdings	(10)	(1,019)	—	—	(1,029)
Distributions on Common Units ($0.4625 per unit)	(488)	(48,370)	—	—	(48,858)
Distributions on Preferred Units ($21.5625 per unit)	(6)	(617)	—	—	(623)
Share-based compensation expense, net of forfeitures	43	4,252	—	—	4,295
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(238)	(238)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	207	20,500	—	—	20,707
Net (income) attributable to noncontrolling interests in consolidated affiliates	(3)	(283)	—	286	—
Comprehensive income:
Net income	342	33,904	—	—	34,246
Other comprehensive income	—	—	7,771	—	7,771
Total comprehensive income					42,017
Balance at March 31, 2018	$21,915	$2,169,625	$15,609	$17,464	$2,224,613

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Three Months Ended March 31,
	2019	2018
Operating activities:
Net income	$8,386	$34,246
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,204	57,568
Amortization of lease incentives and acquisition-related intangible assets and liabilities	1,689	(509)
Share-based compensation expense	4,572	4,295
Credit losses on operating lease receivables	7,315	227
Write-off of mortgages and notes receivable	4,087	—
Accrued interest on mortgages and notes receivable	(85)	(112)
Amortization of debt issuance costs	736	686
Amortization of cash flow hedges	(515)	(106)
Amortization of mortgages and notes payable fair value adjustments	385	317
Losses on debt extinguishment	375	—
Equity in earnings of unconsolidated affiliates	(664)	(522)
Distributions of earnings from unconsolidated affiliates	609	881
Settlement of cash flow hedges	(5,144)	7,216
Changes in operating assets and liabilities:
Accounts receivable	(2,583)	3,288
Prepaid expenses and other assets	(6,953)	(7,692)
Accrued straight-line rents receivable	(6,903)	(6,619)
Accounts payable, accrued expenses and other liabilities	(11,798)	(14,636)
Net cash provided by operating activities	62,713	78,528
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	—	(50,649)
Investments in development in-process	(28,555)	(42,438)
Investments in tenant improvements and deferred leasing costs	(38,544)	(33,071)
Investments in building improvements	(12,517)	(19,293)
Distributions of capital from unconsolidated affiliates	29	105
Repayments of mortgages and notes receivable	74	379
Changes in other investing activities	(1,989)	(586)
Net cash used in investing activities	(81,502)	(145,553)
Financing activities:
Distributions on Common Units	(50,281)	(48,858)
Redemptions/repurchases of Preferred Units	(18)	(5)
Distributions on Preferred Units	(622)	(623)
Distributions to noncontrolling interests in consolidated affiliates	(308)	(238)
Proceeds from the issuance of Common Units	652	561
Costs paid for the issuance of Common Units	—	(46)
Repurchase of units related to tax withholdings	(1,780)	(1,544)
Borrowings on revolving credit facility	98,300	32,000
Repayments of revolving credit facility	(145,300)	(277,000)
Borrowings on mortgages and notes payable	349,010	345,863
Repayments of mortgages and notes payable	(225,462)	(444)
Changes in debt issuance costs and other financing activities	(3,078)	(3,092)
Net cash provided by financing activities	21,113	46,574
Net increase/(decrease) in cash and cash equivalents and restricted cash	$2,324	$(20,451)

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows - Continued
(Unaudited and in thousands)

	Three Months Ended March 31,
	2019	2018
Net increase/(decrease) in cash and cash equivalents and restricted cash	$2,324	$(20,451)
Cash and cash equivalents and restricted cash at beginning of the period	10,143	88,333
Cash and cash equivalents and restricted cash at end of the period	$12,467	$67,882

Reconciliation of cash and cash equivalents and restricted cash:

	Three Months Ended March 31,
	2019	2018
Cash and cash equivalents at end of the period	$4,827	$31,034
Restricted cash at end of the period	7,640	36,848
Cash and cash equivalents and restricted cash at end of the period	$12,467	$67,882

Supplemental disclosure of cash flow information:

	Three Months Ended March 31,
	2019	2018
Cash paid for interest, net of amounts capitalized	$23,924	$15,986

Supplemental disclosure of non-cash investing and financing activities:

	Three Months Ended March 31,
	2019	2018
Unrealized gains/(losses) on cash flow hedges	$(1,904)	$7,877
Changes in accrued capital expenditures	(119)	(7,333)
Write-off of fully depreciated real estate assets	23,880	10,511
Write-off of fully amortized leasing costs	12,671	7,112
Write-off of fully amortized debt issuance costs	828	—
Adjustment of Redeemable Common Units to fair value	22,016	(20,896)
Initial recognition of lease liabilities related to right of use assets	35,349	—

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(tabular dollar amounts in thousands, except per share and per unit data)
(Unaudited)

1.    Description of Business and Significant Accounting Policies

Description of Business

Highwoods Properties, Inc. (the “Company”) is a fully integrated real estate investment trust (“REIT”) that provides leasing, management, development, construction and other customer-related services for its properties and for third parties. The Company conducts its activities through Highwoods Realty Limited Partnership (the “Operating Partnership”). At March 31, 2019, we owned or had an interest in 30.7 million rentable square feet of in-service properties, 1.6 million rentable square feet of office properties under development and approximately 350 acres of development land.

The Company is the sole general partner of the Operating Partnership. At March 31, 2019, the Company owned all of the Preferred Units and 103.3 million, or 97.4%, of the Common Units in the Operating Partnership. Limited partners owned the remaining 2.7 million Common Units. During the three months ended March 31, 2019, the Company redeemed 3,000 Common Units for a like number of shares of Common Stock.

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

The unaudited interim consolidated financial statements and accompanying unaudited consolidated financial information, in the opinion of management, contain all adjustments (including normal recurring accruals) necessary for a fair presentation of our financial position, results of operations and cash flows. We have condensed or omitted certain notes and other information from the interim Consolidated Financial Statements presented in this Quarterly Report as permitted by SEC rules and regulations. These Consolidated Financial Statements should be read in conjunction with our 2018 Annual Report on Form 10-K.

Certain amounts within the Consolidated Statements of Income for the three months ended March 31, 2018 were removed and/or combined to conform to the current year presentation.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in our Consolidated Financial Statements and accompanying notes. Actual results could differ from those estimates.

Real Estate and Related Assets

Real estate and related assets are recorded at cost and stated at cost less accumulated depreciation. Renovations, replacements and other expenditures that improve or extend the life of assets are capitalized and depreciated over their estimated useful lives. Expenditures for ordinary maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful life of 40 years for buildings and depreciable land infrastructure costs, 15 years for building improvements and five to seven years for furniture, fixtures and equipment. Tenant improvements are amortized using the straight-line method over initial fixed terms of the respective leases, which generally are from three to 10 years. Depreciation expense for real estate assets was $58.3 million and $47.5 million for the three months ended March 31, 2019 and 2018, respectively.

Leases

See Note 2 for policies and related disclosures with respect to our leases as both a lessee and lessor.

Insurance

We are primarily self-insured for health care claims for participating employees. We have stop-loss coverage to limit our exposure to significant claims on a per claim and annual aggregate basis. We determine our liabilities for claims, including incurred but not reported losses, based on all relevant information, including actuarial estimates of claim liabilities. At March 31, 2019, a reserve of $0.6 million was recorded to cover estimated reported and unreported claims.

Other Events

During the first quarter of 2019, Laser Spine Institute, which leased a 176,000 square foot building with structured parking in Tampa’s Westshore submarket, suddenly ceased operations. As a result of this sudden closure, we incurred $5.6 million of credit losses on operating lease receivables and $2.3 million of write-offs of lease incentives (in rental and other revenues), $4.1 million of write-offs of notes receivable (in other income/(loss)) and $11.6 million of write-offs of tenant improvements and deferred leasing costs (in depreciation and amortization).

Recently Issued Accounting Standards

The Financial Accounting Standards Board (“FASB”) issued an accounting standards update (“ASU”) that eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item when the hedged item affects earnings. We adopted the ASU as of January 1, 2019 with no material effect on our Consolidated Financial Statements.

The FASB issued an ASU that changes certain disclosure requirements for fair value measurements. The ASU is required to be adopted in 2020 and applied prospectively. We do not expect such adoption to have a material effect on our Notes to Consolidated Financial Statements.

2.	Leases

On January 1, 2019, we adopted Accounting Standards Codification Topic 842 “Leases” (“ASC 842”), which supersedes Accounting Standards Codification Topic 840 “Leases” (“ASC 840”). Information in this Note 2 with respect to our leases and lease related costs as both lessee and lessor and lease related receivables as lessor is presented under ASC 842 as of and for the three months ended March 31, 2019 and under ASC 840 as of and for the year ended December 31, 2018.

We adopted ASC 842 using the modified retrospective approach whereby the cumulative effect of adoption was recognized on the adoption date and prior periods were not restated. There was no net cumulative effect adjustment to retained earnings as of January 1, 2019 as a result of this adoption. ASC 842 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. We operate as both a lessor and a lessee. As a lessor, we are required under ASC 842 to account for leases using an approach that is substantially equivalent to ASC 840's guidance for operating leases and other leases such as sales-type leases and direct financing leases. In addition, ASC 842 requires lessors to capitalize and amortize only incremental direct leasing costs. As a lessee, we are required under the new standard to apply a dual approach, classifying leases, such as ground leases, as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase. This classification determines whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. ASC 842 also requires lessees to record a right of use asset and a lease liability for all leases with a term of greater than a year regardless of their classification. We have also elected the practical expedient not to recognize right of use assets and lease liabilities for leases with a term of a year or less.

On adoption of the standard, we elected the package of practical expedients provided for in ASC 842, including:

•	No reassessment of whether any expired or existing contracts were or contained leases;

•	No reassessment of the lease classification for any expired or existing leases; and

•	No reassessment of initial direct costs for any existing leases.

The package of practical expedients was made as a single election and was consistently applied to all existing leases as of January 1, 2019. We also elected the practical expedient provided to lessors in a subsequent amendment to ASC 842 that removed the requirement to separate lease and nonlease components, provided certain conditions were met.

Information as Lessor Under ASC 842

To generate positive cash flow, as a lessor, we lease our office properties to lessees in exchange for fixed monthly payments that cover rent, property taxes, insurance and certain cost recoveries, primarily common area maintenance (“CAM”). Office properties owned by us that are under lease are located in Atlanta, Greensboro, Memphis, Nashville, Orlando, Pittsburgh, Raleigh, Richmond and Tampa and are leased to a wide variety of lessees across many industries. Our leases were determined to be operating leases and generally range from three to 10 years. Payments from customers for CAM are considered nonlease components that are separated from lease components and are generally accounted for in accordance with the revenue recognition standard. However, we qualified for and elected the practical expedient related to combining the components because the lease component is classified as an operating lease and the timing and pattern of transfer of CAM income, which is not the predominant component, is the same as the lease component. As such, consideration for CAM is accounted for as part of the overall consideration in the lease. Payments from customers for property taxes and insurance are considered noncomponents of the lease and therefore no consideration is allocated to them because they do not transfer a good or service to the customer. Fixed contractual payments from our leases are recognized on a straight-line basis over the terms of the respective leases. This means that, with respect to a particular lease, actual amounts billed in accordance with the lease during any given period may be higher or lower than the amount of rental revenue recognized for the period. Straight-line rental revenue is commenced when the customer assumes control of the leased premises. Accrued straight-line rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with lease agreements.

Some of our leases are subject to annual changes in the Consumer Price Index (“CPI”). Although increases in the CPI are not estimated as part of our measurement of straight-line rental revenue, to the extent that actual CPI is greater or less than the CPI at lease commencement, the amount of straight-line rent recognized in a given year is affected accordingly.

Some of our leases have termination options and/or extension options. Termination options allow the customer to terminate the lease prior to the end of the lease term under certain circumstances. Termination options generally become effective half way or further into the original lease term and require advance notification from the customer and payment of a termination fee that reimburses us for a portion of the remaining rent under the original lease term and the undepreciated lease inception costs such as commissions, tenant improvements and lease incentives. Termination fee income is recognized at the later of when the customer has vacated the space or the lease has expired and a fully executed lease termination agreement has been delivered, the amount of the fee is determinable and collectability of the fee is reasonably assured. Our extension options generally require a re-negotiation with the customer at market rates.

Initial direct costs, primarily commissions, related to the leasing of our office properties are included in deferred leasing costs and are stated at amortized cost. Such expenditures are part of the investment necessary to execute leases and, therefore, are classified as investment activities in the statement of cash flows. All leasing commissions paid to third parties and our in-house personnel for new leases or lease renewals are capitalized. Capitalized leasing costs are amortized on a straight-line basis over the initial fixed terms of the respective leases. All other costs to negotiate or arrange a lease are expensed as incurred.

Lease incentive costs, which are payments made to or on behalf of a customer as an incentive to sign a lease, are capitalized in deferred leasing costs and amortized on a straight-line basis over the respective lease terms as a reduction of rental revenues.

Lease related receivables, which include accounts receivable and accrued straight-line rents receivable, are reduced for credit losses. Such amounts are recognized as a reduction to rental and other revenues. We regularly evaluate the collectability of our lease related receivables. Our evaluation of collectability primarily consists of reviewing past due account balances and considering such factors as the credit quality of our customer, historical trends of the customer and changes in customer payment terms. Additionally, with respect to customers in bankruptcy, we estimate the probable recovery through bankruptcy claims and reduce the related receivable balance for amounts deemed uncollectible. If our assumptions regarding the collectability of lease related receivables prove incorrect, we could experience credit losses in excess of what was recognized in rental and other revenues.

We recognized $169.4 million of rental and other revenues related to operating lease payments of which $15.5 million was for variable lease payments for the three months ended March 31, 2019. The following table sets forth the undiscounted cash flows for future minimum base rents to be received from customers for leases in effect at March 31, 2019 for the properties that we wholly own:

April 1 through December 31, 2019	$466,042
2020	586,386
2021	530,336
2022	494,060
2023	433,593
2024	372,614
Thereafter	1,679,410
$4,562,441

Information as Lessor Under ASC 840

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

Cost recovery income is determined on a calendar year and a lease-by-lease basis. The most common types of cost recovery income in our leases are CAM and real estate taxes, for which a customer typically pays its pro-rata share of operating and administrative expenses and real estate taxes in excess of the costs incurred during a contractually specified base year. The computation of cost recovery income is complex and involves numerous judgments, including the interpretation of lease provisions. Leases are not uniform in dealing with such cost recovery income and there are many variations in the computation. Many customers make monthly fixed payments of CAM, real estate taxes and other cost reimbursement items. We accrue income related to these payments each month. We make quarterly accrual adjustments, positive or negative, to cost recovery income to adjust the recorded amounts to our best estimate of the final annual amounts to be billed and collected. After the end of the calendar year, we compute each customer's final cost recovery income and, after considering amounts paid by the customer during the year, issue a bill or credit for the appropriate amount to the customer. The differences between the amounts billed less previously received payments and the accrual adjustment are recorded as increases or decreases to cost recovery income when the final bills are prepared, which occurs during the first half of the subsequent year.

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
$4,709,303

Information as Lessee Under ASC 842

We have 20 properties subject to operating ground leases in Atlanta, Nashville, Orlando, Raleigh and Tampa with a weighted average remaining term of 52 years. Rental payments on these leases are adjusted periodically based on either the CPI or on a pre-determined schedule. The monthly payments on a pre-determined schedule are recognized on a straight-line basis over the terms of the respective leases. Changes in the CPI are not estimated as part of our measurement of straight-line rental expense. Upon initial adoption of ASC 842, we recognized a lease liability of $35.3 million (in accounts payable, accrued expenses and other liabilities) and a related right of use asset of $29.7 million (in prepaid expenses and other assets) on our Consolidated Balance

Sheets equal to the present value of the minimum lease payments required under each ground lease. The difference between the recorded lease liability and right of use asset represents the accrued straight-line rent liability previously recognized under ASC 840. We used a discount rate of approximately 4.5%, which was derived from our assessment of the credit quality of the Company and adjusted to reflect secured borrowing, estimated yield curves and long-term spread adjustments over appropriate tenors. Some of our ground leases contain extension options; however, these did not impact our calculation of the right of use asset and liability as they extend beyond the useful life of the properties subject to the operating ground leases. We recognized $0.6 million of ground lease expense, of which $0.5 million was paid in cash, during the three months ended March 31, 2019.

The following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments on operating ground leases at March 31, 2019 and a reconciliation of those cash flows to the operating lease liability at March 31, 2019:

April 1 through December 31, 2019	$1,539
2020	2,086
2021	2,127
2022	2,169
2023	2,167
2024	2,123
Thereafter	83,697
95,908
Discount	(60,668)
Lease liability	$35,240

Information as Lessee Under ASC 840

Certain of our properties are subject to operating ground leases. Rental payments on these leases are adjusted periodically based on either the CPI or on a pre-determined schedule. Total rental property expense recorded for operating ground leases was $2.5 million, $2.5 million and $2.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The following table sets forth our scheduled obligations for future minimum payments on operating ground leases at December 31, 2018:

2019	$2,184
2020	2,223
2021	2,263
2022	2,305
2023	2,308
Thereafter	86,577
$97,860

3.    Intangible Assets and Below Market Lease Liabilities

The following table sets forth total intangible assets and acquisition-related below market lease liabilities, net of accumulated amortization:

	March 31, 2019	December 31, 2018
Assets:
Deferred leasing costs (including lease incentives and above market lease and in-place lease acquisition-related intangible assets)	$344,711	$344,548
Less accumulated amortization	(149,863)	(149,275)
	$194,848	$195,273
Liabilities (in accounts payable, accrued expenses and other liabilities):
Acquisition-related below market lease liabilities	$56,865	$57,955
Less accumulated amortization	(32,870)	(32,307)
	$23,995	$25,648

The following table sets forth amortization of intangible assets and below market lease liabilities:

	Three Months Ended March 31,
	2019	2018
Amortization of deferred leasing costs and acquisition-related intangible assets (in depreciation and amortization)	$10,315	$9,495
Amortization of lease incentives (in rental and other revenues)	$2,848	$429
Amortization of acquisition-related intangible assets (in rental and other revenues)	$357	$448
Amortization of acquisition-related intangible assets (in rental property and other expenses)	$137	$137
Amortization of acquisition-related below market lease liabilities (in rental and other revenues)	$(1,653)	$(1,523)

The following table sets forth scheduled future amortization of intangible assets and below market lease liabilities:

	Amortization of Deferred Leasing Costs and Acquisition-Related Intangible Assets (in Depreciation and Amortization)	Amortization of Lease Incentives (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental Property and Other Expenses)	Amortization of Acquisition-Related Below Market Lease Liabilities (in Rental and Other Revenues)
April 1 through December 31, 2019	$28,419	$1,222	$903	$416	$(4,649)
2020	32,940	1,300	957	514	(5,005)
2021	28,377	1,060	631	—	(4,204)
2022	24,053	836	462	—	(3,133)
2023	20,650	763	308	—	(2,753)
Thereafter	46,416	3,521	1,100	—	(4,251)
	$180,855	$8,702	$4,361	$930	$(23,995)
Weighted average remaining amortization periods as of March 31, 2019 (in years)	7.1	9.2	6.5	1.7	5.5

4.    Mortgages and Notes Payable

The following table sets forth our mortgages and notes payable:

	March 31, 2019	December 31, 2018
Secured indebtedness	$96,717	$97,179
Unsecured indebtedness	2,075,211	1,997,816
Less-unamortized debt issuance costs	(11,334)	(9,164)
Total mortgages and notes payable, net	$2,160,594	$2,085,831

At March 31, 2019, our secured mortgage loan was collateralized by real estate assets with an undepreciated book value of $146.4 million.

Our $600.0 million unsecured revolving credit facility is scheduled to mature in January 2022 and includes an accordion feature that allows for an additional $400.0 million of borrowing capacity subject to additional lender commitments. Assuming no defaults have occurred, we have an option to extend the maturity for two additional six-month periods. The interest rate at our current credit ratings is LIBOR plus 100 basis points and the annual facility fee is 20 basis points. There was $135.0 million and $97.0 million outstanding under our revolving credit facility at March 31, 2019 and April 16, 2019, respectively. At March 31, 2019 and April 16, 2019, we had $0.2 million and $0.1 million, respectively, of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at March 31, 2019 and April 16, 2019 was $464.8 million and $502.9 million, respectively.

During the first quarter of 2019, we prepaid without penalty our $225.0 million, seven-year unsecured bank term loan, which was scheduled to mature in June 2020. The interest rate on the term loan was LIBOR plus 110 basis points. We recorded $0.4 million of loss on debt extinguishment related to this prepayment.

During the first quarter of 2019, the Operating Partnership issued $350.0 million aggregate principal amount of 4.20% notes due April 2029, less original issuance discount of $1.0 million. These notes were priced to yield 4.234%. Underwriting fees and other expenses were incurred that aggregated $3.1 million; these costs were deferred and will be amortized over the term of the notes.

We are currently in compliance with financial covenants with respect to our consolidated debt.

We have considered our short-term liquidity needs and the adequacy of our estimated cash flows from operating activities and other available financing sources to meet these needs. We intend to meet these short-term liquidity requirements through a combination of the following:

•	available cash and cash equivalents;

•	cash flows from operating activities;

•	issuance of debt securities by the Operating Partnership;

•	issuance of secured debt;

•	bank term loans;

•	borrowings under our revolving credit facility;

•	issuance of equity securities by the Company or the Operating Partnership; and

•	the disposition of non-core assets.

5.	Derivative Financial Instruments

During 2018, we entered into an aggregate of $225.0 million notional amount of forward-starting swaps that effectively locked the underlying 10-year treasury rate at a weighted average of 2.86% with respect to a planned issuance of debt securities by the Operating Partnership. Upon issuance of the $350.0 million aggregate principal amount of 4.20% notes due April 2029 during the first quarter of 2019, we terminated the forward-starting swaps and paid cash upon settlement. The unrealized loss of $5.1 million in accumulated other comprehensive income will be reclassified to interest expense as interest payments are made on the debt.

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

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our debt. During the period from April 1, 2019 through March 31, 2020, we estimate that $1.3 million will be reclassified as a net decrease to interest expense.

The following table sets forth the gross fair value of our derivatives:

	March 31, 2019	December 31, 2018
Derivatives:
Derivatives designated as cash flow hedges in prepaid expenses and other assets:
Interest rate swaps	$659	$1,146
Derivatives designated as cash flow hedges in accounts payable, accrued expenses and other liabilities:
Interest rate swaps	$—	$3,581

The following table sets forth the effect of our cash flow hedges on accumulated other comprehensive income and interest expense:

	Three Months Ended March 31,
	2019	2018
Derivatives Designated as Cash Flow Hedges:
Amount of unrealized gains/(losses) recognized in accumulated other comprehensive income on derivatives:
Interest rate swaps	$(1,904)	$7,877
Amount of gains reclassified out of accumulated other comprehensive income into interest expense:
Interest rate swaps	$(515)	$(106)

6.	Noncontrolling Interests

Noncontrolling Interests in Consolidated Affiliates

At March 31, 2019, our noncontrolling interests in consolidated affiliates relate to our joint venture partner's 50.0% interest in office properties in Richmond. Our joint venture partner is an unrelated third party.

Noncontrolling Interests in the Operating Partnership

The following table sets forth the Company's noncontrolling interests in the Operating Partnership:

	Three Months Ended March 31,
	2019	2018
Beginning noncontrolling interests in the Operating Partnership	$105,960	$144,009
Adjustment of noncontrolling interests in the Operating Partnership to fair value	23,254	(19,582)
Conversions of Common Units to Common Stock	(131)	(902)
Net income attributable to noncontrolling interests in the Operating Partnership	193	888
Distributions to noncontrolling interests in the Operating Partnership	(1,300)	(1,300)
Total noncontrolling interests in the Operating Partnership	$127,976	$123,113

The following table sets forth net income available for common stockholders and transfers from the Company's noncontrolling interests in the Operating Partnership:

	Three Months Ended March 31,
	2019	2018
Net income available for common stockholders	$7,255	$32,449
Increase in additional paid in capital from conversions of Common Units to Common Stock	131	902
Change from net income available for common stockholders and transfers from noncontrolling interests	$7,386	$33,351

7.	Disclosure About Fair Value of Financial Instruments

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

		Level 1	Level 2	Level 3
	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
Fair Value at March 31, 2019:
Assets:
Mortgages and notes receivable, at fair value (1)	$1,623	$—	$1,623	$—
Interest rate swaps (in prepaid expenses and other assets)	659	—	659	—
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	2,074	2,074	—	—
Total Assets	$4,356	$2,074	$2,282	$—
Noncontrolling Interests in the Operating Partnership	$127,976	$127,976	$—	$—
Liabilities:
Mortgages and notes payable, net, at fair value (1)	$2,170,931	$—	$2,170,931	$—
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	2,074	2,074	—	—
Total Liabilities	$2,173,005	$2,074	$2,170,931	$—

Fair Value at December 31, 2018:
Assets:
Mortgages and notes receivable, at fair value (1)	$5,599	$—	$5,599	$—
Interest rate swaps (in prepaid expenses and other assets)	1,146	—	1,146	—
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	1,849	1,849	—	—
Impaired real estate assets	10,252	—	—	10,252
Total Assets	$18,846	$1,849	$6,745	$10,252
Noncontrolling Interests in the Operating Partnership	$105,960	$105,960	$—	$—
Liabilities:
Mortgages and notes payable, net, at fair value (1)	$2,056,248	$—	$2,056,248	$—
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	3,581	—	3,581	—
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	1,849	1,849	—	—
Total Liabilities	$2,061,678	$1,849	$2,059,829	$—
__________
(1)    Amounts recorded at historical cost on our Consolidated Balance Sheets at March 31, 2019 and December 31, 2018.

8.	Share-Based Payments

During the three months ended March 31, 2019, the Company granted 90,218 shares of time-based restricted stock and 73,972 shares of total return-based restricted stock with weighted average grant date fair values per share of $46.31 and $41.13, respectively. We recorded share-based compensation expense of $4.6 million and $4.3 million during the three months ended March 31, 2019 and 2018, respectively. At March 31, 2019, there was $7.4 million of total unrecognized share-based compensation costs, which will be recognized over a weighted average remaining contractual term of 2.5 years.

9.	Accumulated Other Comprehensive Income

The following table sets forth the components of accumulated other comprehensive income:

	Three Months Ended March 31,
	2019	2018
Cash flow hedges:
Beginning balance	$9,913	$7,838
Unrealized gains/(losses) on cash flow hedges	(1,904)	7,877
Amortization of cash flow hedges (1)	(515)	(106)
Total accumulated other comprehensive income	$7,494	$15,609
__________
(1)    Amounts reclassified out of accumulated other comprehensive income into interest expense.

10.	Real Estate and Other Assets Held For Sale

The following table sets forth the assets held for sale at March 31, 2019 and December 31, 2018, which are considered non-core:

	March 31, 2019	December 31, 2018
Assets:
Land	$5,148	$—
Buildings and tenant improvements	22,007	—
Land held for development	1,886	—
Less-accumulated depreciation	(6,539)	—
Net real estate assets	22,502	—
Accrued straight-line rents receivable	1,604	—
Deferred leasing costs, net	656	—
Prepaid expenses and other assets	131	—
Real estate and other assets, net, held for sale	$24,893	$—

11.	Earnings Per Share and Per Unit

The following table sets forth the computation of basic and diluted earnings per share of the Company:

	Three Months Ended March 31,
	2019	2018
Earnings per Common Share - basic:
Numerator:
Net income	$8,386	$34,246
Net (income) attributable to noncontrolling interests in the Operating Partnership	(193)	(888)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(316)	(286)
Dividends on Preferred Stock	(622)	(623)
Net income available for common stockholders	$7,255	$32,449
Denominator:
Denominator for basic earnings per Common Share – weighted average shares	103,600	103,324
Net income available for common stockholders	$0.07	$0.31
Earnings per Common Share - diluted:
Numerator:
Net income	$8,386	$34,246
Net (income) attributable to noncontrolling interests in consolidated affiliates	(316)	(286)
Dividends on Preferred Stock	(622)	(623)
Net income available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	$7,448	$33,337
Denominator:
Denominator for basic earnings per Common Share – weighted average shares	103,600	103,324
Add:
Stock options using the treasury method	20	26
Noncontrolling interests Common Units	2,737	2,815
Denominator for diluted earnings per Common Share – adjusted weighted average shares and assumed conversions (1)	106,357	106,165
Net income available for common stockholders	$0.07	$0.31
__________

(1)	Includes all unvested restricted stock where dividends on such restricted stock are non-forfeitable.

The following table sets forth the computation of basic and diluted earnings per unit of the Operating Partnership:

	Three Months Ended March 31,
	2019	2018
Earnings per Common Unit - basic:
Numerator:
Net income	$8,386	$34,246
Net (income) attributable to noncontrolling interests in consolidated affiliates	(316)	(286)
Distributions on Preferred Units	(622)	(623)
Net income available for common unitholders	$7,448	$33,337
Denominator:
Denominator for basic earnings per Common Unit – weighted average units	105,928	105,730
Net income available for common unitholders	$0.07	$0.32
Earnings per Common Unit - diluted:
Numerator:
Net income	$8,386	$34,246
Net (income) attributable to noncontrolling interests in consolidated affiliates	(316)	(286)
Distributions on Preferred Units	(622)	(623)
Net income available for common unitholders	$7,448	$33,337
Denominator:
Denominator for basic earnings per Common Unit – weighted average units	105,928	105,730
Add:
Stock options using the treasury method	20	26
Denominator for diluted earnings per Common Unit – adjusted weighted average units and assumed conversions (1)	105,948	105,756
Net income available for common unitholders	$0.07	$0.32
__________

(1)	Includes all unvested restricted stock where distributions on such restricted stock are non-forfeitable.

12.	Segment Information

The following tables summarize the rental and other revenues and net operating income, the primary industry property-level performance metric used by our chief operating decision maker and which is defined as rental and other revenues less rental property and other expenses, for each of our reportable segments.

	Three Months Ended March 31,
	2019	2018
Rental and Other Revenues:
Office:
Atlanta	$36,303	$35,483
Greensboro	5,481	6,026
Memphis	9,757	10,208
Nashville	31,399	30,723
Orlando	13,932	13,300
Pittsburgh	15,315	15,282
Raleigh	29,097	29,804
Richmond	12,286	11,049
Tampa	15,571	25,425
Total Office Segment	169,141	177,300
Other	3,222	3,138
Total Rental and Other Revenues	$172,363	$180,438

Net Operating Income:
Office:
Atlanta	$23,423	$22,670
Greensboro	3,507	4,011
Memphis	6,022	6,645
Nashville	22,318	21,983
Orlando	8,556	8,263
Pittsburgh	9,134	8,971
Raleigh	20,859	21,872
Richmond	8,552	7,581
Tampa	7,085	16,760
Total Office Segment	109,456	118,756
Other	2,356	2,250
Total Net Operating Income	111,812	121,006
Reconciliation to net income:
Depreciation and amortization	(69,204)	(57,568)
General and administrative expenses	(12,381)	(11,778)
Interest expense	(18,739)	(18,391)
Other income/(loss)	(3,766)	455
Equity in earnings of unconsolidated affiliates	664	522
Net income	$8,386	$34,246

13.	Subsequent Events

On April 12, 2019, we sold two buildings and land for an aggregate sale price of $32.5 million and expect to record aggregate gains on disposition of property of $6.7 million.

On April 18, 2019, the Company declared a cash dividend of $0.475 per share of Common Stock, which is payable on June 4, 2019 to stockholders of record as of May 13, 2019.

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

This list of risks and uncertainties, however, is not intended to be exhaustive. You should also review the other cautionary statements we make in “Business – Risk Factors” set forth in our 2018 Annual Report on Form 10-K. Given these uncertainties, you should not place undue reliance on forward-looking statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements to reflect any future events or circumstances or to reflect the occurrence of unanticipated events.

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

The key components affecting our rental and other revenues are average occupancy, rental rates, cost recovery income, new developments placed in service, acquisitions and dispositions. Average occupancy generally increases during times of improving economic growth, as our ability to lease space outpaces vacancies that occur upon the expirations of existing leases. Average occupancy generally declines during times of slower or negative economic growth, when new vacancies tend to outpace our ability to lease space. Asset acquisitions, dispositions and new developments placed in service directly impact our rental revenues and could impact our average occupancy, depending upon the occupancy rate of the properties that are acquired, sold or placed in service. A further indicator of the predictability of future revenues is the expected lease expirations of our portfolio. As a result, in addition to seeking to increase our average occupancy by leasing current vacant space, we also concentrate our leasing efforts on renewing existing leases prior to expiration. For more information regarding our lease expirations, see "Properties - Lease Expirations" in our 2018 Annual Report on Form 10-K. Occupancy in our office portfolio decreased from 91.6% at December 31, 2018 to 91.0% at March 31, 2019. We expect average occupancy for our office portfolio to be approximately 91% for the remainder of 2019.

Whether or not our rental revenue tracks average occupancy proportionally depends upon whether GAAP rents under signed new and renewal leases are higher or lower than the GAAP rents under expiring leases. Annualized rental revenues from second generation leases expiring during any particular year are typically less than 15% of our total annual rental revenues. The following table sets forth information regarding second generation office leases signed during the first quarter of 2019 (we define second generation office leases as leases with new customers and renewals of existing customers in office space that has been previously occupied under our ownership and leases with respect to vacant space in acquired buildings):

	New	Renewal	All Office
Leased space (in rentable square feet)	157,146	566,319	723,465
Average term (in years - rentable square foot weighted)	6.0	4.9	5.1
Base rents (per rentable square foot) (1)	$31.06	$30.38	$30.53
Rent concessions (per rentable square foot) (1)	(0.79)	(0.44)	(0.52)
GAAP rents (per rentable square foot) (1)	$30.27	$29.94	$30.01
Tenant improvements (per rentable square foot) (1)	$4.45	$2.35	$2.81
Leasing commissions (per rentable square foot) (1)	$1.35	$0.78	$0.90
__________

(1)	Weighted average per rentable square foot on an annual basis over the lease term.

Annual combined GAAP rents for new and renewal leases signed in the first quarter were $30.01 per rentable square foot, or 17.5%, higher compared to previous leases in the same office spaces.

We strive to maintain a diverse, stable and creditworthy customer base. We have an internal guideline whereby customers that account for more than 3% of our revenues are periodically reviewed with the Company's Board of Directors. As of March 31, 2019, no customer accounted for more than 3% of our cash revenues other than the Federal Government, which accounted for less than 5% of our cash revenues on an annualized basis. Upon completion of the MetLife III development project in Raleigh, it is expected that MetLife will account for approximately 3.4% of our revenues based on annualized cash revenues for March 2019.

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

Net Operating Income

Whether or not we record increasing same property net operating income (“NOI”) depends upon our ability to garner higher rental revenues, whether from higher average occupancy, higher GAAP rents per rentable square foot or higher cost recovery income, that exceed any corresponding growth in operating expenses. Same property NOI was $8.3 million, or 7.2%, lower in the first quarter of 2019 as compared to 2018 due to a decrease in same property revenues of $7.5 million and an increase of $0.8 million in same property expenses. Same property revenues were lower primarily due to $8.0 million in credit losses on operating lease receivables and write-offs of lease incentives associated with the sudden closure of Laser Spine Institute on March 1, 2019. See "Results of Operations - Three Months Ended March 31, 2019 and 2018 - Laser Spine Institute." We expect same property NOI to be higher in the remainder of 2019 as compared to 2018 as higher rental revenues, mostly from higher average GAAP rents per rentable square foot and higher parking income, are expected to more than offset lower expected average occupancy and an anticipated increase in same property operating expenses.

In addition to the effect of same property NOI, whether or not NOI increases depends upon whether the NOI from our acquired properties and development properties placed in service exceeds the NOI from property dispositions. NOI was $9.2 million, or 7.6%, lower in the first quarter of 2019 as compared to 2018 primarily due to the Laser Spine Institute credit losses and write-offs noted above, NOI lost from property dispositions and lower restoration fees, partly offset by the impact of development properties placed in service. We expect NOI to be higher in the remainder of 2019 as compared to 2018 due to the impact of our net investment activity in such periods.

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

Rental and other revenues are our principal source of funds to meet our short-term liquidity requirements. Other sources of funds for short-term liquidity needs include available working capital and borrowings under our revolving credit facility, which had $502.9 million of availability at April 16, 2019. Our short-term liquidity requirements primarily consist of operating expenses, interest and principal amortization on our debt, distributions and capital expenditures, including building improvement costs, tenant improvement costs and lease commissions. Building improvements are capital costs to maintain or enhance existing buildings not typically related to a specific customer. Tenant improvements are the costs required to customize space for the specific needs of customers. We anticipate that our available cash and cash equivalents and cash provided by operating activities and planned financing activities, including borrowings under our revolving credit facility, will be adequate to meet our short-term liquidity requirements. We use our revolving credit facility for working capital purposes and for the short-term funding of our development and acquisition activity and, in certain instances, the repayment of other debt. Continued ability to borrow under the revolving credit facility allows us to quickly capitalize on strategic opportunities at short-term interest rates.

Our long-term liquidity uses generally consist of the retirement or refinancing of debt upon maturity, funding of building improvements, new building developments and land infrastructure projects and funding acquisitions of buildings and development land. Our expected future capital expenditures for started and/or committed new development projects were approximately $293 million at March 31, 2019. Additionally, we may, from time to time, retire outstanding equity and/or debt securities through redemptions, open market repurchases, privately negotiated acquisitions or otherwise.

We expect to meet our long-term liquidity needs through a combination of:

•	cash flow from operating activities;

•	bank term loans and borrowings under our revolving credit facility;

•	the issuance of unsecured debt;

•	the issuance of secured debt;

•	the issuance of equity securities by the Company or the Operating Partnership; and

•	the disposition of non-core assets.

At March 31, 2019, our leverage ratio, as measured by the ratio of our mortgages and notes payable and outstanding preferred stock to the undepreciated book value of our assets, was 36.1% and there were 106.5 million diluted shares of Common Stock outstanding.

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

Results of Operations

Three Months Ended March 31, 2019 and 2018

Laser Spine Institute

We previously provided information on Laser Spine Institute’s lease, which occupied a 176,000 square-foot, six-story building with structured parking in Tampa’s Westshore submarket, a BBD. The building, developed by us, had been used by Laser Spine Institute for both its company headquarters and an ambulatory surgery center. After the market closed on March 1, 2019, Laser Spine Institute announced it would immediately discontinue its operations. This unexpected announcement affected all of its locations nationwide. As a result of this sudden closure, we incurred $5.6 million of credit losses on operating lease receivables and write-offs of $2.3 million of lease incentives, $4.1 million of notes receivable and $11.6 million of tenant improvements and deferred leasing costs.

Rental and Other Revenues

Rental and other revenues were $8.1 million, or 4.5%, lower in the first quarter of 2019 as compared to 2018 primarily due to lower same property revenues, property dispositions and lower restoration fees, which decreased rental and other revenues by $7.5 million, $2.5 million and $1.9 million, respectively. Same property rental and other revenues were lower primarily due to $8.0 million in credit losses on operating lease receivables and write-offs of lease incentives associated with the sudden closure of Laser Spine Institute. These decreases were partly offset by higher revenue of $4.0 million from development properties placed in service. We expect rental and other revenues to be higher for the remainder of 2019 as compared to 2018 due to development properties placed in service and higher same property revenues, partly offset by lost revenue from property dispositions and lower restoration fees.

Operating Expenses

Rental property and other expenses were $1.1 million, or 1.9%, higher in the first quarter of 2019 as compared to 2018 primarily due to development properties placed in service and higher same property operating expenses, which increased operating expenses by $0.9 million and $0.8 million, respectively. Same property operating expenses were higher primarily due to higher property taxes and repairs and maintenance, partly offset by lower utilities. These increases were partly offset by a $0.7 million decrease in operating expenses from property dispositions. We expect rental property and other expenses to be higher for the remainder of 2019 as compared to 2018 due to development properties placed in service and higher same property operating expenses, partly offset by lower operating expenses from property dispositions.

Depreciation and amortization was $11.6 million, or 20.2%, higher in the first quarter of 2019 as compared to 2018 primarily due to accelerated depreciation and amortization of tenant improvements and deferred leasing costs associated with the sudden closure of Laser Spine Institute. We expect depreciation and amortization to be higher for the remainder of 2019 as compared to 2018 due to development properties placed in service, partly offset by fully amortized acquisition-related intangible assets and property dispositions.

General and administrative expenses were $0.6 million, or 5.1%, higher in the first quarter of 2019 as compared to 2018 primarily due to certain previously capitalized lease related costs that are now expensed upon adoption of the new lease accounting standard in 2019, partly offset by lower incentive compensation. We expect general and administrative expenses to be similar for the remainder of 2019 as compared to 2018 as higher company-wide base salaries and expensed lease related costs are expected to be offset by lower incentive compensation and expensed pre-development costs. First quarter general and administrative expenses are typically higher than in subsequent quarters due to higher long-term equity incentive compensation recognized for certain employees who meet the age and service eligibility requirements under our retirement plan. Long-term equity incentive compensation awards are typically issued during the first quarter of each year.

Interest Expense

Interest expense was $0.3 million, or 1.9%, higher in the first quarter of 2019 as compared to 2018 primarily due to higher average debt balances and higher average interest rates, partly offset by higher capitalized interest. We expect interest expense to be higher for the remainder of 2019 as compared to 2018 due to higher average debt balances, higher average interest rates and lower capitalized interest.

Other Income/(Loss)

Other income/(loss) was $4.2 million lower in the first quarter of 2019 as compared to 2018 primarily due to $4.1 million in write-offs of notes receivable associated with the sudden closure of Laser Spine Institute. We expect other income/(loss) to be lower for the remainder of 2019 as compared to 2018 due to lower interest income as a result of the notes receivable write-off.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $0.1 million, or 27.2%, higher in the first quarter of 2019 as compared to 2018 primarily due to higher average occupancy. We expect equity in earnings of unconsolidated affiliates to be higher for the remainder of 2019 as compared to 2018 for the same reason.

Earnings Per Common Share - Diluted

Diluted earnings per common share was $0.24 lower in the first quarter of 2019 as compared to 2018 due to a decrease in net income for the reasons discussed above.

Liquidity and Capital Resources

Statements of Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in the Company’s cash flows ($ in thousands):

	Three Months Ended March 31,
	2019	2018	Change
Net Cash Provided By Operating Activities	$62,713	$78,528	$(15,815)
Net Cash Used In Investing Activities	(81,502)	(145,553)	64,051
Net Cash Provided By Financing Activities	21,113	46,574	(25,461)
Total Cash Flows	$2,324	$(20,451)	$22,775

The decrease in net cash provided by operating activities in the first quarter of 2019 as compared to 2018 was primarily due to lower net cash from the settlement of cash flow hedges and property dispositions, partly offset by higher net cash from the operations of development properties placed in service. We expect net cash related to operating activities for the remainder of 2019 to be higher as compared to 2018 primarily due to the impact of development properties placed in service and same properties, partly offset by property dispositions.

The decrease in net cash used in investing activities in the first quarter of 2019 as compared to 2018 was primarily due to land acquisition activity and higher investments in development in-process in 2018. We expect uses of cash for investing activities for the remainder of 2019 to be primarily driven by whether or not we acquire or commence development of additional office buildings in the BBDs of our markets. Additionally, as of March 31, 2019, we have approximately $293 million left to fund of our previously-announced development activity in 2019 and future years. We expect these uses of cash for investing activities will be partly offset by proceeds from property dispositions for the remainder of 2019.

The decrease in net cash provided by financing activities in the first quarter of 2019 as compared to 2018 was primarily due to lower net debt borrowings in 2019. Assuming the net effect of our acquisition, disposition and development activity in 2019 results in an increase to our assets, we would expect outstanding debt and/or Common Stock balances to increase.

Capitalization

The following table sets forth the Company’s capitalization (in thousands, except per share amounts):

	March 31, 2019	December 31, 2018
Mortgages and notes payable, net, at recorded book value	$2,160,594	$2,085,831
Preferred Stock, at liquidation value	$28,859	$28,877
Common Stock outstanding	103,691	103,557
Common Units outstanding (not owned by the Company)	2,736	2,739
Per share stock price at period end	$46.78	$38.69
Market value of Common Stock and Common Units	$4,978,655	$4,112,592
Total capitalization	$7,168,108	$6,227,300

At March 31, 2019, our mortgages and notes payable and outstanding preferred stock represented 30.5% of our total capitalization and 36.1% of the undepreciated book value of our assets. See also "Executive Summary - Liquidity and Capital Resources."

Our mortgages and notes payable as of March 31, 2019 consisted of $96.7 million of secured indebtedness with a weighted average interest rate of 4.0% and $2,075.2 million of unsecured indebtedness with a weighted average interest rate of 3.79%. The secured indebtedness was collateralized by real estate assets with an undepreciated book value of $146.4 million. As of March 31, 2019, $485.0 million of our debt does not bear interest at fixed rates or is not protected by interest rate hedge contracts.

Investment Activity

In the normal course of business, we regularly evaluate potential acquisitions. As a result, from time to time, we may have one or more potential acquisitions under consideration that are in varying stages of evaluation, negotiation or due diligence, including potential acquisitions that are subject to non-binding letters of intent or enforceable contracts. Consummation of any transaction is subject to a number of contingencies, including the satisfaction of customary closing conditions. No assurances can be provided that we will acquire any properties in the future. See "Item 1A. Risk Factors - Recent and future acquisitions and development properties may fail to perform in accordance with our expectations and may require renovation and development costs exceeding our estimates" in our 2018 Annual Report on Form 10-K.

On April 12, 2019, we sold two buildings and land for an aggregate sale price of $32.5 million and expect to record aggregate gains on disposition of property of $6.7 million.

As of March 31, 2019, we were developing 0.9 million rentable square feet of office properties. The following table summarizes these announced and in-process office developments:

Property	Market	Rentable Square Feet	Anticipated Total Investment (1)	Investment As Of March 31, 2019 (1) (2)	Pre Leased %	Estimated Completion	Estimated Stabilization
			($ in thousands)
Mars Petcare - Ovation	Nashville	223,700	$96,200	$90,217	100.0%	3Q19	3Q19
GlenLake Seven (3) (4)	Raleigh	125,700	40,970	3,135	28.2	3Q20	4Q21
Asurion	Nashville	552,800	285,000	52,664	98.3	4Q21	1Q22
		902,200	$422,170	$146,016	89.0%
__________

(1)	Includes deferred lease commissions which are classified in deferred leasing costs on our Consolidated Balance Sheets.

(2)	Excludes land undergoing infrastructure work which is classified in development in-process on our Consolidated Balance Sheets.

(3)	Recorded on our Consolidated Balance Sheets in land held for development, not development in-process.

(4)	Our corporate and Raleigh division personnel will occupy approximately 35,500 square feet.

Financing Activity

We have entered into separate equity distribution agreements with each of Wells Fargo Securities, LLC, Robert W. Baird & Co. Incorporated, BB&T Capital Markets, a division of BB&T Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, BTIG, LLC, Capital One Securities, Inc., Fifth Third Securities, Inc., Jefferies LLC and J.P. Morgan Securities LLC. Under the terms of the equity distribution agreements, the Company may offer and sell up to $300.0 million in aggregate gross sales price of shares of Common Stock from time to time through such firms, acting as agents of the Company or as principals. Sales of the shares, if any, may be made by means of ordinary brokers’ transactions on the New York Stock Exchange ("NYSE") or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices or as otherwise agreed with any of such firms.

Our $600.0 million unsecured revolving credit facility is scheduled to mature in January 2022 and includes an accordion feature that allows for an additional $400.0 million of borrowing capacity subject to additional lender commitments. Assuming no defaults have occurred, we have an option to extend the maturity for two additional six-month periods. The interest rate at our current credit ratings is LIBOR plus 100 basis points and the annual facility fee is 20 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody's Investors Service or Standard & Poor's Ratings Services. There was $135.0 million and $97.0 million outstanding under our revolving credit facility at March 31, 2019 and April 16, 2019, respectively. At March 31, 2019 and April 16, 2019, we had $0.2 million and $0.1 million, respectively, of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at March 31, 2019 and April 16, 2019 was $464.8 million and $502.9 million, respectively.

During the first quarter of 2019, we prepaid without penalty our $225.0 million, seven-year unsecured bank term loan, which was scheduled to mature in June 2020. The interest rate on the term loan was LIBOR plus 110 basis points. We recorded $0.4 million of loss on debt extinguishment related to this prepayment.

During the first quarter of 2019, the Operating Partnership issued $350.0 million aggregate principal amount of 4.20% notes due April 2029, less original issuance discount of $1.0 million. These notes were priced to yield 4.234%. During 2018, we obtained an aggregate of $225.0 million notional amount of forward-starting swaps. Upon issuance of the notes, we terminated the forward-starting swaps and paid cash upon settlement. The unrealized loss of $5.1 million in accumulated other comprehensive income will be reclassified to interest expense as interest payments are made on the debt. Underwriting fees and other expenses were incurred that aggregated $3.1 million; these costs were deferred and will be amortized over the term of the notes. The net effect of the amortization of these items resulted in an effective fixed interest rate of 4.52%.

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

The indenture that governs the Operating Partnership's outstanding notes requires us to comply with customary operating covenants and various financial ratios. The trustee or the holders of at least 25.0% in principal amount of any series of notes can accelerate the principal amount of such series upon written notice of a default that remains uncured after 60 days.

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

Cash dividends and distributions reduce the amount of cash that would otherwise be available for other business purposes, including funding debt maturities, reducing debt or future growth initiatives. The amount of future distributions that will be made is at the discretion of the Company's Board of Directors. For a discussion of the factors that will affect such cash flows and, accordingly, influence the decisions of the Company’s Board of Directors regarding dividends and distributions, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Dividends and Distributions" in our 2018 Annual Report on Form 10-K.

During the first quarter of 2019, the Company declared and paid a cash dividend of $0.475 per share of Common Stock.

On April 18, 2019, the Company declared a cash dividend of $0.475 per share of Common Stock, which is payable on June 4, 2019 to stockholders of record as of May 13, 2019.

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

We had $4.8 million of cash and cash equivalents as of March 31, 2019. The unused capacity of our revolving credit facility at March 31, 2019 and April 16, 2019 was $464.8 million and $502.9 million, respectively, excluding an accordion feature that allows for an additional $400.0 million of borrowing capacity subject to additional lender commitments.

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

During the remainder of 2019, we also expect to sell an additional $68 million to $118 million of properties no longer considered to be core assets due to location, age, quality and/or overall strategic fit. We can make no assurance, however, that we will sell any non-core assets or, if we do, what the timing or terms of any such sale will be.

Critical Accounting Estimates

There were no changes made by management to the critical accounting policies in the three months ended March 31, 2019 other than the new lease standard adoption effective January 1, 2019, which changed our policy with respect to estimating credit losses on operating lease receivables. For a description of this policy, see Note 2 to our Consolidated Financial Statements. For a description of all other critical accounting estimates, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our 2018 Annual Report on Form 10-K.

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

The following table sets forth the Company's FFO, FFO available for common stockholders and FFO available for common stockholders per share ($ in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Funds from operations:
Net income	$8,386	$34,246
Net (income) attributable to noncontrolling interests in consolidated affiliates	(316)	(286)
Depreciation and amortization of real estate assets	68,482	56,835
Unconsolidated affiliates:
Depreciation and amortization of real estate assets	580	511
Funds from operations	77,132	91,306
Dividends on Preferred Stock	(622)	(623)
Funds from operations available for common stockholders	$76,510	$90,683
Funds from operations available for common stockholders per share	$0.72	$0.85
Weighted average shares outstanding (1)	106,357	106,165
__________

(1)	Includes assumed conversion of all potentially dilutive Common Stock equivalents.

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

As of March 31, 2019, our same property portfolio consisted of 213 in-service properties encompassing 28.9 million rentable square feet that were wholly owned during the entirety of the periods presented (from January 1, 2018 to March 31, 2019). As of December 31, 2018, our same property portfolio consisted of 210 in-service properties encompassing 28.1 million rentable square feet that were wholly owned during the entirety of the periods presented (from January 1, 2017 to December 31, 2018). The change in our same property portfolio was due to the addition of three newly developed properties encompassing 0.8 million rentable square feet placed in service during 2017.

Rental and other revenues related to properties not in our same property portfolio were $8.1 million and $8.7 million for the three months ended March 31, 2019 and 2018, respectively. Rental property and other expenses related to properties not in our same property portfolio were $2.6 million and $2.2 million for the three months ended March 31, 2019 and 2018, respectively.

The following table sets forth the Company’s NOI and same property NOI:

	Three Months Ended March 31,
	2019	2018
Net income	$8,386	$34,246
Equity in earnings of unconsolidated affiliates	(664)	(522)
Other (income)/loss	3,766	(455)
Interest expense	18,739	18,391
General and administrative expenses	12,381	11,778
Depreciation and amortization	69,204	57,568
Net operating income	111,812	121,006
Non same property and other net operating income	(5,514)	(6,406)
Same property net operating income	$106,298	$114,600

Same property net operating income	$106,298	$114,600
Lease termination fees, straight-line rent and other non-cash adjustments	1,967	(6,404)
Same property cash net operating income	$108,265	$108,196

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

At March 31, 2019, we had $1,636.9 million principal amount of fixed rate debt outstanding, a $348.9 million increase as compared to December 31, 2018, excluding debt with a variable rate that is effectively fixed by related interest rate hedge contracts. The estimated aggregate fair market value of this debt was $1,647.2 million. If interest rates had been 100 basis points higher, the aggregate fair market value of our fixed rate debt would have been $94.8 million lower. If interest rates had been 100 basis points lower, the aggregate fair market value of our fixed rate debt would have been $102.8 million higher.

At March 31, 2019, we had $485.0 million of variable rate debt outstanding, a $47.0 million decrease as compared to December 31, 2018, not protected by interest rate hedge contracts. If the weighted average interest rate on this variable rate debt had been 100 basis points higher, the annual interest expense would increase $4.9 million. If the weighted average interest rate on this variable rate debt had been 100 basis points lower, the annual interest expense would decrease $4.9 million.

At March 31, 2019, we had $50.0 million of variable rate debt outstanding with $50.0 million of related floating-to-fixed interest rate swaps. These swaps effectively fix the underlying one-month LIBOR rate at a weighted average rate of 1.693%. If the underlying LIBOR interest rates increase or decrease by 100 basis points, the aggregate fair market value of the swaps at March 31, 2019 would increase or decrease by $1.3 million.

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

SEC rules also require us to establish and maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in internal control over financial reporting during the three months ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. There were also no changes in internal control over financial reporting during the three months ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of 2019, the Company issued an aggregate of 3,000 shares of Common Stock to holders of Common Units in the Operating Partnership upon the redemption of a like number of Common Units in private offerings exempt from the registration requirements pursuant to Section 4(2) of the Securities Act. Each of the holders of Common Units was an accredited investor under Rule 501 of the Securities Act. The resale of such shares was registered by the Company under the Securities Act.

The following table sets forth information related to shares of Common Stock surrendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock during the first quarter of 2019:

	Total Number of Shares Purchased	Weighted Average Price Paid per Share
January 1 to January 31	—	$—
February 1 to February 28	—	—
March 1 to March 31	38,266	46.31
Total	38,266	$46.31

ITEM 6. EXHIBITS

Exhibit Number	Description
4.1	Form of 4.20% Notes due April 15, 2029 (filed as part of the Company's Current Report on Form 8-K dated March 7, 2019)
4.2	Officers' Certificate Establishing the Terms of the 4.20% Notes, dated March 7, 2019 (filed as part of the Company's Current Report on Form 8-K dated March 7, 2019)
31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Company
31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Company
31.3	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Operating Partnership
31.4	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Operating Partnership
32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Company
32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Company
32.3	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Operating Partnership
32.4	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Operating Partnership
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: April 23, 2019