Form 10-Q
period 2019-06-30
HIGHWOODS PROPERTIES, INC.; HIGHWOODS REALTY LTD PARTNERSHIP
filed 2019-07-23
CIK 921082, 941713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 2019
or
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from [ ] to [ ]
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
919-872-4924
(Registrants’ telephone number, including area code)
___________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $.01 par value, of Highwoods Properties, Inc.	HIW	New York Stock Exchange

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

The Company had 103,724,379 shares of Common Stock outstanding as of July 16, 2019.

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

Certain information contained herein is presented as of July 16, 2019, the latest practicable date for financial information prior to the filing of this Quarterly Report.

This report combines the Quarterly Reports on Form 10-Q for the period ended June 30, 2019 of the Company and the Operating Partnership. We believe combining the quarterly reports into this single report results in the following benefits:

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

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2019

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HIGHWOODS PROPERTIES, INC.
Consolidated Balance Sheets
(Unaudited and in thousands, except share and per share data)

	June 30, 2019	December 31, 2018
Assets:
Real estate assets, at cost:
Land	$495,753	$491,441
Buildings and tenant improvements	4,835,323	4,676,862
Development in-process	63,118	165,537
Land held for development	137,340	128,248
	5,531,534	5,462,088
Less-accumulated depreciation	(1,360,108)	(1,296,562)
Net real estate assets	4,171,426	4,165,526
Real estate and other assets, net, held for sale	8,839	—
Cash and cash equivalents	4,530	3,769
Restricted cash	8,977	6,374
Accounts receivable	37,703	25,952
Mortgages and notes receivable, net of allowance of $28 and $44, respectively	1,583	5,599
Accrued straight-line rents receivable	226,614	220,088
Investments in and advances to unconsolidated affiliates	23,584	23,585
Deferred leasing costs, net of accumulated amortization of $152,334 and $149,275, respectively	195,863	195,273
Prepaid expenses and other assets, net of accumulated depreciation of $19,418 and $18,074, respectively	63,494	28,843
Total Assets	$4,742,613	$4,675,009
Liabilities, Noncontrolling Interests in the Operating Partnership and Equity:
Mortgages and notes payable, net	$2,161,965	$2,085,831
Accounts payable, accrued expenses and other liabilities	257,338	218,922
Total Liabilities	2,419,303	2,304,753
Commitments and contingencies
Noncontrolling interests in the Operating Partnership	112,778	105,960
Equity:
Preferred Stock, $.01 par value, 50,000,000 authorized shares;
8.625% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 28,859 and 28,877 shares issued and outstanding, respectively	28,859	28,877
Common Stock, $.01 par value, 200,000,000 authorized shares;
103,704,603 and 103,557,065 shares issued and outstanding, respectively	1,037	1,036
Additional paid-in capital	2,972,798	2,976,197
Distributions in excess of net income available for common stockholders	(821,051)	(769,303)
Accumulated other comprehensive income	6,488	9,913
Total Stockholders’ Equity	2,188,131	2,246,720
Noncontrolling interests in consolidated affiliates	22,401	17,576
Total Equity	2,210,532	2,264,296
Total Liabilities, Noncontrolling Interests in the Operating Partnership and Equity	$4,742,613	$4,675,009

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Income
(Unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Rental and other revenues	$184,070	$178,792	$356,433	$359,230
Operating expenses:
Rental property and other expenses	60,558	59,663	121,109	119,095
Depreciation and amortization	59,460	56,694	128,664	114,262
Impairments of real estate assets	531	—	531	—
General and administrative	9,560	9,540	21,941	21,318
Total operating expenses	130,109	125,897	272,245	254,675
Interest expense	20,356	17,877	39,095	36,268
Other income/(loss)	321	462	(3,445)	917
Gains on disposition of property	6,703	16,972	6,703	16,972
Equity in earnings of unconsolidated affiliates	765	546	1,429	1,068
Net income	41,394	52,998	49,780	87,244
Net (income) attributable to noncontrolling interests in the Operating Partnership	(1,044)	(1,381)	(1,237)	(2,269)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(306)	(308)	(622)	(594)
Dividends on Preferred Stock	(622)	(623)	(1,244)	(1,246)
Net income available for common stockholders	$39,422	$50,686	$46,677	$83,135
Earnings per Common Share – basic:
Net income available for common stockholders	$0.38	$0.49	$0.45	$0.80
Weighted average Common Shares outstanding – basic	103,693	103,428	103,647	103,376
Earnings per Common Share – diluted:
Net income available for common stockholders	$0.38	$0.49	$0.45	$0.80
Weighted average Common Shares outstanding – diluted	106,445	106,267	106,402	106,216

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Comprehensive income:
Net income	$41,394	$52,998	$49,780	$87,244
Other comprehensive income/(loss):
Unrealized gains/(losses) on cash flow hedges	(646)	862	(2,550)	8,739
Amortization of cash flow hedges	(360)	(515)	(875)	(621)
Total other comprehensive income/(loss)	(1,006)	347	(3,425)	8,118
Total comprehensive income	40,388	53,345	46,355	95,362
Less-comprehensive (income) attributable to noncontrolling interests	(1,350)	(1,689)	(1,859)	(2,863)
Comprehensive income attributable to common stockholders	$39,038	$51,656	$44,496	$92,499

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Equity
(Unaudited and in thousands, except share amounts)

	Three Months Ended June 30, 2019
	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Income	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at March 31, 2019	103,690,619	$1,037	$28,859	$2,956,517	$7,494	$17,584	$(811,223)	$2,200,268
Issuances of Common Stock, net of issuance costs and tax withholdings	9,672	—	—	397	—	—	—	397
Conversions of Common Units to Common Stock	5,000	—	—	222	—	—	—	222
Dividends on Common Stock ($0.475 per share)		—	—	—	—	—	(49,250)	(49,250)
Dividends on Preferred Stock ($21.5625 per share)		—	—	—	—	—	(622)	(622)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	14,722	—	—	—	14,722
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(476)	—	(476)
Contributions from noncontrolling interests in consolidated affiliates		—	—	—	—	4,987	—	4,987
Share-based compensation expense, net of forfeitures	(688)	—	—	940	—	—	—	940
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(1,044)	(1,044)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	306	(306)	—
Comprehensive income:
Net income		—	—	—	—	—	41,394	41,394
Other comprehensive loss		—	—	—	(1,006)	—	—	(1,006)
Total comprehensive income								40,388
Balance at June 30, 2019	103,704,603	$1,037	$28,859	$2,972,798	$6,488	$22,401	$(821,051)	$2,210,532

	Six Months Ended June 30, 2019
	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Income	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2018	103,557,065	$1,036	$28,877	$2,976,197	$9,913	$17,576	$(769,303)	$2,264,296
Issuances of Common Stock, net of issuance costs and tax withholdings	(23,705)	—	—	(731)	—	—	—	(731)
Conversions of Common Units to Common Stock	8,000	—	—	353	—	—	—	353
Dividends on Common Stock ($0.95 per share)		—	—	—	—	—	(98,425)	(98,425)
Dividends on Preferred Stock ($43.125 per share)		—	—	—	—	—	(1,244)	(1,244)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	(8,532)	—	—	—	(8,532)
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(784)	—	(784)
Contributions from noncontrolling interests in consolidated affiliates		—	—	—	—	4,987	—	4,987
Issuances of restricted stock	164,190	—	—	—	—	—	—	—
Redemptions/repurchases of Preferred Stock		—	(18)	—	—	—	—	(18)
Share-based compensation expense, net of forfeitures	(947)	1	—	5,511	—	—	—	5,512
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(1,237)	(1,237)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	622	(622)	—
Comprehensive income:
Net income		—	—	—	—	—	49,780	49,780
Other comprehensive loss		—	—	—	(3,425)	—	—	(3,425)
Total comprehensive income								46,355
Balance at June 30, 2019	103,704,603	$1,037	$28,859	$2,972,798	$6,488	$22,401	$(821,051)	$2,210,532
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Equity - Continued
(Unaudited and in thousands, except share amounts)

	Three Months Ended June 30, 2018
	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Income	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at March 31, 2018	103,421,754	$1,034	$28,887	$2,953,148	$15,609	$17,464	$(762,642)	$2,253,500
Issuances of Common Stock, net of issuance costs and tax withholdings	33,361	—	—	1,444	—	—	—	1,444
Conversions of Common Units to Common Stock	4,000	—	—	182	—	—	—	182
Dividends on Common Stock ($0.4625 per share)		—	—	—	—	—	(47,832)	(47,832)
Dividends on Preferred Stock ($21.5625 per share)		—	—	—	—	—	(623)	(623)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	(19,310)	—	—	—	(19,310)
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(305)	—	(305)
Share-based compensation expense, net of forfeitures	—	1	—	1,172	—	—	—	1,173
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(1,381)	(1,381)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	308	(308)	—
Comprehensive income:
Net income		—	—	—	—	—	52,998	52,998
Other comprehensive income		—	—	—	347	—	—	347
Total comprehensive income								53,345
Balance at June 30, 2018	103,459,115	$1,035	$28,887	$2,936,636	$15,956	$17,467	$(759,788)	$2,240,193

	Six Months Ended June 30, 2018
	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Income	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2017	103,266,875	$1,033	$28,892	$2,929,399	$7,838	$17,416	$(747,344)	$2,237,234
Issuances of Common Stock, net of issuance costs and tax withholdings	(3,396)	—	—	415	—	—	—	415
Conversions of Common Units to Common Stock	23,196	—	—	1,084	—	—	—	1,084
Dividends on Common Stock ($0.925 per share)		—	—	—	—	—	(95,579)	(95,579)
Dividends on Preferred Stock ($43.125 per share)		—	—	—	—	—	(1,246)	(1,246)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	272	—	—	—	272
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(543)	—	(543)
Issuances of restricted stock	172,440	—	—	—	—	—	—	—
Redemptions/repurchases of Preferred Stock		—	(5)	—	—	—	—	(5)
Share-based compensation expense, net of forfeitures	—	2	—	5,466	—	—	—	5,468
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(2,269)	(2,269)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	594	(594)	—
Comprehensive income:
Net income		—	—	—	—	—	87,244	87,244
Other comprehensive income		—	—	—	8,118	—	—	8,118
Total comprehensive income								95,362
Balance at June 30, 2018	103,459,115	$1,035	$28,887	$2,936,636	$15,956	$17,467	$(759,788)	$2,240,193
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Six Months Ended June 30,
	2019	2018
Operating activities:
Net income	$49,780	$87,244
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	128,664	114,262
Amortization of lease incentives and acquisition-related intangible assets and liabilities	868	(960)
Share-based compensation expense	5,512	5,468
Credit losses on operating lease receivables	8,144	192
Write-off of mortgages and notes receivable	4,087	—
Accrued interest on mortgages and notes receivable	(118)	(225)
Amortization of debt issuance costs	1,455	1,408
Amortization of cash flow hedges	(875)	(621)
Amortization of mortgages and notes payable fair value adjustments	787	694
Impairments of real estate assets	531	—
Losses on debt extinguishment	375	—
Net gains on disposition of property	(6,703)	(16,972)
Equity in earnings of unconsolidated affiliates	(1,429)	(1,068)
Distributions of earnings from unconsolidated affiliates	669	1,706
Settlement of cash flow hedges	(5,144)	7,216
Changes in operating assets and liabilities:
Accounts receivable	(5,507)	4,469
Prepaid expenses and other assets	(3,305)	(5,232)
Accrued straight-line rents receivable	(14,273)	(12,707)
Accounts payable, accrued expenses and other liabilities	9,771	(916)
Net cash provided by operating activities	173,289	183,958
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	(12,795)	(50,649)
Investments in development in-process	(50,884)	(85,717)
Investments in tenant improvements and deferred leasing costs	(78,449)	(61,990)
Investments in building improvements	(24,113)	(34,652)
Net proceeds from disposition of real estate assets	31,510	33,453
Distributions of capital from unconsolidated affiliates	29	105
Repayments of mortgages and notes receivable	147	758
Changes in other investing activities	(4,272)	(3,147)
Net cash used in investing activities	(138,827)	(201,839)
Financing activities:
Dividends on Common Stock	(98,425)	(95,579)
Redemptions/repurchases of Preferred Stock	(18)	(5)
Dividends on Preferred Stock	(1,244)	(1,246)
Distributions to noncontrolling interests in the Operating Partnership	(2,598)	(2,599)
Distributions to noncontrolling interests in consolidated affiliates	(784)	(543)
Proceeds from the issuance of Common Stock	1,049	2,052
Costs paid for the issuance of Common Stock	—	(28)
Repurchase of shares related to tax withholdings	(1,780)	(1,609)
Borrowings on revolving credit facility	169,400	257,400
Repayments of revolving credit facility	(215,400)	(360,400)
Borrowings on mortgages and notes payable	349,010	345,863
Repayments of mortgages and notes payable	(225,929)	(200,892)
Changes in debt issuance costs and other financing activities	(4,379)	(2,948)
Net cash used in financing activities	(31,098)	(60,534)
Net increase/(decrease) in cash and cash equivalents and restricted cash	$3,364	$(78,415)

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows – Continued
(Unaudited and in thousands)

	Six Months Ended June 30,
	2019	2018
Net increase/(decrease) in cash and cash equivalents and restricted cash	$3,364	$(78,415)
Cash and cash equivalents and restricted cash at beginning of the period	10,143	88,333
Cash and cash equivalents and restricted cash at end of the period	$13,507	$9,918

Reconciliation of cash and cash equivalents and restricted cash:

	Six Months Ended June 30,
	2019	2018
Cash and cash equivalents at end of the period	$4,530	$4,232
Restricted cash at end of the period	8,977	5,686
Cash and cash equivalents and restricted cash at end of the period	$13,507	$9,918

Supplemental disclosure of cash flow information:

	Six Months Ended June 30,
	2019	2018
Cash paid for interest, net of amounts capitalized	$33,378	$33,273

Supplemental disclosure of non-cash investing and financing activities:

	Six Months Ended June 30,
	2019	2018
Unrealized gains/(losses) on cash flow hedges	$(2,550)	$8,739
Conversions of Common Units to Common Stock	353	1,084
Changes in accrued capital expenditures	2,027	(10,574)
Write-off of fully depreciated real estate assets	36,188	48,011
Write-off of fully amortized leasing costs	19,900	19,717
Write-off of fully amortized debt issuance costs	828	2,705
Adjustment of noncontrolling interests in the Operating Partnership to fair value	8,532	(272)
Contributions from noncontrolling interests in consolidated affiliates	4,987	—
Initial recognition of lease liabilities related to right of use assets	35,349	—

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Balance Sheets
(Unaudited and in thousands, except unit and per unit data)

	June 30, 2019	December 31, 2018
Assets:
Real estate assets, at cost:
Land	$495,753	$491,441
Buildings and tenant improvements	4,835,323	4,676,862
Development in-process	63,118	165,537
Land held for development	137,340	128,248
	5,531,534	5,462,088
Less-accumulated depreciation	(1,360,108)	(1,296,562)
Net real estate assets	4,171,426	4,165,526
Real estate and other assets, net, held for sale	8,839	—
Cash and cash equivalents	4,530	3,769
Restricted cash	8,977	6,374
Accounts receivable	37,703	25,952
Mortgages and notes receivable, net of allowance of $28 and $44, respectively	1,583	5,599
Accrued straight-line rents receivable	226,614	220,088
Investments in and advances to unconsolidated affiliates	23,584	23,585
Deferred leasing costs, net of accumulated amortization of $152,334 and $149,275, respectively	195,863	195,273
Prepaid expenses and other assets, net of accumulated depreciation of $19,418 and $18,074, respectively	63,494	28,843
Total Assets	$4,742,613	$4,675,009
Liabilities, Redeemable Operating Partnership Units and Capital:
Mortgages and notes payable, net	$2,161,965	$2,085,831
Accounts payable, accrued expenses and other liabilities	257,338	218,922
Total Liabilities	2,419,303	2,304,753
Commitments and contingencies
Redeemable Operating Partnership Units:
Common Units, 2,730,703 and 2,738,703 outstanding, respectively	112,778	105,960
Series A Preferred Units (liquidation preference $1,000 per unit), 28,859 and 28,877 units issued and outstanding, respectively	28,859	28,877
Total Redeemable Operating Partnership Units	141,637	134,837
Capital:
Common Units:
General partner Common Units, 1,060,265 and 1,058,870 outstanding, respectively	21,528	22,078
Limited partner Common Units, 102,235,529 and 102,089,386 outstanding, respectively	2,131,256	2,185,852
Accumulated other comprehensive income	6,488	9,913
Noncontrolling interests in consolidated affiliates	22,401	17,576
Total Capital	2,181,673	2,235,419
Total Liabilities, Redeemable Operating Partnership Units and Capital	$4,742,613	$4,675,009

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Income
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Rental and other revenues	$184,070	$178,792	$356,433	$359,230
Operating expenses:
Rental property and other expenses	60,558	59,663	121,109	119,095
Depreciation and amortization	59,460	56,694	128,664	114,262
Impairments of real estate assets	531	—	531	—
General and administrative	9,560	9,540	21,941	21,318
Total operating expenses	130,109	125,897	272,245	254,675
Interest expense	20,356	17,877	39,095	36,268
Other income/(loss)	321	462	(3,445)	917
Gains on disposition of property	6,703	16,972	6,703	16,972
Equity in earnings of unconsolidated affiliates	765	546	1,429	1,068
Net income	41,394	52,998	49,780	87,244
Net (income) attributable to noncontrolling interests in consolidated affiliates	(306)	(308)	(622)	(594)
Distributions on Preferred Units	(622)	(623)	(1,244)	(1,246)
Net income available for common unitholders	$40,466	$52,067	$47,914	$85,404
Earnings per Common Unit – basic:
Net income available for common unitholders	$0.38	$0.49	$0.45	$0.81
Weighted average Common Units outstanding – basic	106,017	105,826	105,973	105,778
Earnings per Common Unit – diluted:
Net income available for common unitholders	$0.38	$0.49	$0.45	$0.81
Weighted average Common Units outstanding – diluted	106,036	105,858	105,993	105,807

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Comprehensive income:
Net income	$41,394	$52,998	$49,780	$87,244
Other comprehensive income/(loss):
Unrealized gains/(losses) on cash flow hedges	(646)	862	(2,550)	8,739
Amortization of cash flow hedges	(360)	(515)	(875)	(621)
Total other comprehensive income/(loss)	(1,006)	347	(3,425)	8,118
Total comprehensive income	40,388	53,345	46,355	95,362
Less-comprehensive (income) attributable to noncontrolling interests	(306)	(308)	(622)	(594)
Comprehensive income attributable to common unitholders	$40,082	$53,037	$45,733	$94,768

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Capital
(Unaudited and in thousands)

	Three Months Ended June 30, 2019
	Common Units		Accumulated Other Comprehensive Income	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance at March 31, 2019	$21,463	$2,124,868	$7,494	$17,584	$2,171,409
Issuances of Common Units, net of issuance costs and tax withholdings	4	393	—	—	397
Distributions on Common Units ($0.475 per unit)	(503)	(49,850)	—	—	(50,353)
Distributions on Preferred Units ($21.5625 per unit)	(6)	(616)	—	—	(622)
Share-based compensation expense, net of forfeitures	9	931	—	—	940
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(476)	(476)
Contributions from noncontrolling interests in consolidated affiliates	—	—	—	4,987	4,987
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	150	14,853	—	—	15,003
Net (income) attributable to noncontrolling interests in consolidated affiliates	(3)	(303)	—	306	—
Comprehensive income:		—
Net income	414	40,980	—	—	41,394
Other comprehensive loss	—	—	(1,006)	—	(1,006)
Total comprehensive income					40,388
Balance at June 30, 2019	$21,528	$2,131,256	$6,488	$22,401	$2,181,673

	Six Months Ended June 30, 2019
	Common Units		Accumulated Other Comprehensive Income	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2018	$22,078	$2,185,852	$9,913	$17,576	$2,235,419
Issuances of Common Units, net of issuance costs and tax withholdings	(7)	(724)	—	—	(731)
Distributions on Common Units ($0.95 per unit)	(1,006)	(99,628)	—	—	(100,634)
Distributions on Preferred Units ($43.125 per unit)	(12)	(1,232)	—	—	(1,244)
Share-based compensation expense, net of forfeitures	55	5,457	—	—	5,512
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(784)	(784)
Contributions from noncontrolling interests in consolidated affiliates	—	—	—	4,987	4,987
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	(72)	(7,135)	—	—	(7,207)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(6)	(616)	—	622	—
Comprehensive income:
Net income	498	49,282	—	—	49,780
Other comprehensive loss	—	—	(3,425)	—	(3,425)
Total comprehensive income					46,355
Balance at June 30, 2019	$21,528	$2,131,256	$6,488	$22,401	$2,181,673

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Capital - Continued
(Unaudited and in thousands)

	Three Months Ended June 30, 2018
	Common Units		Accumulated Other Comprehensive Income	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance at March 31, 2018	$21,915	$2,169,625	$15,609	$17,464	$2,224,613
Issuances of Common Units, net of issuance costs and tax withholdings	14	1,430	—	—	1,444
Distributions on Common Units ($0.4625 per unit)	(490)	(48,452)	—	—	(48,942)
Distributions on Preferred Units ($21.5625 per unit)	(6)	(617)	—	—	(623)
Share-based compensation expense, net of forfeitures	12	1,161	—	—	1,173
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(305)	(305)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	(194)	(19,205)	—	—	(19,399)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(3)	(305)	—	308	—
Comprehensive income:
Net income	530	52,468	—	—	52,998
Other comprehensive income	—	—	347	—	347
Total comprehensive income					53,345
Balance at June 30, 2018	$21,778	$2,156,105	$15,956	$17,467	$2,211,306

	Six Months Ended June 30, 2018
	Common Units		Accumulated Other Comprehensive Income	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2017	$21,830	$2,161,258	$7,838	$17,416	$2,208,342
Issuances of Common Units, net of issuance costs and tax withholdings	4	411	—	—	415
Distributions on Common Units ($0.925 per unit)	(978)	(96,822)	—	—	(97,800)
Distributions on Preferred Units ($43.125 per unit)	(12)	(1,234)	—	—	(1,246)
Share-based compensation expense, net of forfeitures	55	5,413	—	—	5,468
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(543)	(543)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	13	1,295	—	—	1,308
Net (income) attributable to noncontrolling interests in consolidated affiliates	(6)	(588)	—	594	—
Comprehensive income:
Net income	872	86,372	—	—	87,244
Other comprehensive income	—	—	8,118	—	8,118
Total comprehensive income					95,362
Balance at June 30, 2018	$21,778	$2,156,105	$15,956	$17,467	$2,211,306

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Six Months Ended June 30,
	2019	2018
Operating activities:
Net income	$49,780	$87,244
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	128,664	114,262
Amortization of lease incentives and acquisition-related intangible assets and liabilities	868	(960)
Share-based compensation expense	5,512	5,468
Credit losses on operating lease receivables	8,144	192
Write-off of mortgages and notes receivable	4,087	—
Accrued interest on mortgages and notes receivable	(118)	(225)
Amortization of debt issuance costs	1,455	1,408
Amortization of cash flow hedges	(875)	(621)
Amortization of mortgages and notes payable fair value adjustments	787	694
Impairments of real estate assets	531	—
Losses on debt extinguishment	375	—
Net gains on disposition of property	(6,703)	(16,972)
Equity in earnings of unconsolidated affiliates	(1,429)	(1,068)
Distributions of earnings from unconsolidated affiliates	669	1,706
Settlement of cash flow hedges	(5,144)	7,216
Changes in operating assets and liabilities:
Accounts receivable	(5,507)	4,469
Prepaid expenses and other assets	(3,305)	(5,232)
Accrued straight-line rents receivable	(14,273)	(12,707)
Accounts payable, accrued expenses and other liabilities	9,771	(916)
Net cash provided by operating activities	173,289	183,958
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	(12,795)	(50,649)
Investments in development in-process	(50,884)	(85,717)
Investments in tenant improvements and deferred leasing costs	(78,449)	(61,990)
Investments in building improvements	(24,113)	(34,652)
Net proceeds from disposition of real estate assets	31,510	33,453
Distributions of capital from unconsolidated affiliates	29	105
Repayments of mortgages and notes receivable	147	758
Changes in other investing activities	(4,272)	(3,147)
Net cash used in investing activities	(138,827)	(201,839)
Financing activities:
Distributions on Common Units	(100,634)	(97,800)
Redemptions/repurchases of Preferred Units	(18)	(5)
Distributions on Preferred Units	(1,244)	(1,246)
Distributions to noncontrolling interests in consolidated affiliates	(784)	(543)
Proceeds from the issuance of Common Units	1,049	2,052
Costs paid for the issuance of Common Units	—	(28)
Repurchase of units related to tax withholdings	(1,780)	(1,609)
Borrowings on revolving credit facility	169,400	257,400
Repayments of revolving credit facility	(215,400)	(360,400)
Borrowings on mortgages and notes payable	349,010	345,863
Repayments of mortgages and notes payable	(225,929)	(200,892)
Changes in debt issuance costs and other financing activities	(4,768)	(3,326)
Net cash used in financing activities	(31,098)	(60,534)
Net increase/(decrease) in cash and cash equivalents and restricted cash	$3,364	$(78,415)

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows - Continued
(Unaudited and in thousands)

	Six Months Ended June 30,
	2019	2018
Net increase/(decrease) in cash and cash equivalents and restricted cash	$3,364	$(78,415)
Cash and cash equivalents and restricted cash at beginning of the period	10,143	88,333
Cash and cash equivalents and restricted cash at end of the period	$13,507	$9,918

Reconciliation of cash and cash equivalents and restricted cash:

	Six Months Ended June 30,
	2019	2018
Cash and cash equivalents at end of the period	$4,530	$4,232
Restricted cash at end of the period	8,977	5,686
Cash and cash equivalents and restricted cash at end of the period	$13,507	$9,918

Supplemental disclosure of cash flow information:

	Six Months Ended June 30,
	2019	2018
Cash paid for interest, net of amounts capitalized	$33,378	$33,273

Supplemental disclosure of non-cash investing and financing activities:

	Six Months Ended June 30,
	2019	2018
Unrealized gains/(losses) on cash flow hedges	$(2,550)	$8,739
Changes in accrued capital expenditures	2,027	(10,574)
Write-off of fully depreciated real estate assets	36,188	48,011
Write-off of fully amortized leasing costs	19,900	19,717
Write-off of fully amortized debt issuance costs	828	2,705
Adjustment of Redeemable Common Units to fair value	6,818	(1,686)
Contributions from noncontrolling interests in consolidated affiliates	4,987	—
Initial recognition of lease liabilities related to right of use assets	35,349	—

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(tabular dollar amounts in thousands, except per share and per unit data)
(Unaudited)

1.    Description of Business and Significant Accounting Policies

Description of Business

Highwoods Properties, Inc. (the “Company”) is a fully integrated real estate investment trust (“REIT”) that provides leasing, management, development, construction and other customer-related services for its properties and for third parties. The Company conducts its activities through Highwoods Realty Limited Partnership (the “Operating Partnership”). At June 30, 2019, we owned or had an interest in 31.1 million rentable square feet of in-service properties, 1.2 million rentable square feet of office properties under development and approximately 325 acres of development land.

The Company is the sole general partner of the Operating Partnership. At June 30, 2019, the Company owned all of the Preferred Units and 103.3 million, or 97.4%, of the Common Units in the Operating Partnership. Limited partners owned the remaining 2.7 million Common Units. During the six months ended June 30, 2019, the Company redeemed 8,000 Common Units for a like number of shares of Common Stock.

Basis of Presentation

Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The Company’s Consolidated Financial Statements include the Operating Partnership, wholly owned subsidiaries and those entities in which the Company has the controlling interest. The Operating Partnership's Consolidated Financial Statements include wholly owned subsidiaries and those entities in which the Operating Partnership has the controlling interest. We consolidate joint venture investments, such as interests in partnerships and limited liability companies, when we control the major operating and financial policies of the investment through majority ownership, in our capacity as a general partner or managing member or through some other contractual right. In addition, we consolidate those entities deemed to be variable interest entities in which we are determined to be the primary beneficiary. At June 30, 2019, we have involvement with, and are the primary beneficiary in, an entity that we concluded to be a variable interest entity (see Note 3). All intercompany transactions and accounts have been eliminated.

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

Certain amounts within the Consolidated Statements of Income for the three and six months ended June 30, 2018 were removed and/or combined to conform to the current year presentation.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in our Consolidated Financial Statements and accompanying notes. Actual results could differ from those estimates.

Real Estate and Related Assets

Real estate and related assets are recorded at cost and stated at cost less accumulated depreciation. Renovations, replacements and other expenditures that improve or extend the life of assets are capitalized and depreciated over their estimated useful lives. Expenditures for ordinary maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful life of 40 years for buildings and depreciable land infrastructure costs, 15 years for building improvements and five to seven years for furniture, fixtures and equipment. Tenant improvements are amortized using the straight-line method over initial fixed terms of the respective leases, which generally are from three to 10 years. Depreciation expense for real estate assets was $50.1 million and $46.9 million for the three months ended June 30, 2019 and 2018, respectively, and $108.4 million and $94.3 million for the six months ended June 30, 2019 and 2018, respectively.

Leases

See Note 2 for policies and related disclosures with respect to our leases as both a lessee and lessor.

Insurance

We are primarily self-insured for health care claims for participating employees. We have stop-loss coverage to limit our exposure to significant claims on a per claim and annual aggregate basis. We determine our liabilities for claims, including incurred but not reported losses, based on all relevant information, including actuarial estimates of claim liabilities. At June 30, 2019, a reserve of $0.6 million was recorded to cover estimated reported and unreported claims.

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

On January 1, 2019, we adopted Accounting Standards Codification Topic 842 “Leases” (“ASC 842”), which supersedes Accounting Standards Codification Topic 840 “Leases” (“ASC 840”). Information in this Note 2 with respect to our leases and lease related costs as both lessee and lessor and lease related receivables as lessor is presented under ASC 842 as of June 30, 2019 and for the three and six months ended June 30, 2019 and under ASC 840 as of and for the year ended December 31, 2018.

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

We recognized rental and other revenues related to operating lease payments of $180.7 million and $350.1 million, respectively, during the three and six months ended June 30, 2019, of which variable lease payments were $16.4 million and $31.9 million, respectively. The following table sets forth the undiscounted cash flows for future minimum base rents to be received from customers for leases in effect at June 30, 2019 for the properties that we wholly own:

July 1 through December 31, 2019	$312,569
2020	603,436
2021	556,132
2022	520,992
2023	461,440
2024	401,060
Thereafter	1,751,410
$4,607,039

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
$4,709,303

Information as Lessee Under ASC 842

We have 20 properties subject to operating ground leases in Atlanta, Nashville, Orlando, Raleigh and Tampa with a weighted average remaining term of 52 years. Rental payments on these leases are adjusted periodically based on either the CPI or on a pre-determined schedule. The monthly payments on a pre-determined schedule are recognized on a straight-line basis over the terms of the respective leases. Changes in the CPI are not estimated as part of our measurement of straight-line rental expense. Upon initial adoption of ASC 842, we recognized a lease liability of $35.3 million (in accounts payable, accrued expenses and other liabilities) and a related right of use asset of $29.7 million (in prepaid expenses and other assets) on our Consolidated Balance Sheets equal to the present value of the minimum lease payments required under each ground lease. The difference between the recorded lease liability and right of use asset represents the accrued straight-line rent liability previously recognized under ASC 840. We used a discount rate of approximately 4.5%, which was derived from our assessment of the credit quality of the Company and adjusted to reflect secured borrowing, estimated yield curves and long-term spread adjustments over appropriate tenors. Some of our ground leases contain extension options; however, these did not impact our calculation of the right of use asset and liability as they extend beyond the useful life of the properties subject to the operating ground leases. We recognized $0.6 million and $1.2 million of ground lease expense during the three and six months ended June 30, 2019, respectively. Cash payments related to these leases were $0.7 million and $1.2 million during the three and six months ended June 30, 2019, respectively.

The following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments on operating ground leases at June 30, 2019 and a reconciliation of those cash flows to the operating lease liability at June 30, 2019:

July 1 through December 31, 2019	$1,030
2020	2,086
2021	2,127
2022	2,169
2023	2,167
2024	2,123
Thereafter	83,697
95,399
Discount	(60,269)
Lease liability	$35,130

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
$97,860

3.    Consolidated Variable Interest Entity

During the second quarter of 2019, we and The Bromley Companies formed a joint venture (the "Midtown One joint venture”) to construct Midtown One, a 150,000 square foot, multi-customer office building located in the mixed-use Midtown Tampa project in Tampa’s Westshore submarket. Midtown One has an anticipated total investment of $71.3 million. Construction of Midtown One is projected to begin in the fourth quarter of 2019 with a scheduled completion date in the second quarter of 2021. At closing, we agreed to contribute cash of $20.0 million ($12.8 million of which was funded and/or placed in escrow as of June 30, 2019) in exchange for an 80.0% interest in the Midtown One joint venture and The Bromley Companies contributed land valued at $5.0 million in exchange for the remaining 20.0% interest. We also committed to provide a $46.3 million interest-only secured construction loan to the Midtown One joint venture that is scheduled to mature on the second anniversary of completion. The loan bears interest at LIBOR plus 250 basis points. As of June 30, 2019, no amounts under the loan have been funded.

We determined that we have a variable interest in the Midtown One joint venture primarily because the entity was designed to pass along interest rate risk, equity price risk and operation risk to us as both a debt and an equity holder and The Bromley Companies as an equity holder. The Midtown One joint venture was further determined to be a variable interest entity as it requires additional subordinated financial support in the form of a loan because the initial equity investment provided by us and The Bromley Companies is not sufficient to finance its planned investments and operations. We, as majority owner and managing member and through our control rights as set forth in the joint venture's governance documents, were determined to be the primary beneficiary as we have both the power to direct the activities that most significantly affect the entity (primarily lease rates, property operations and capital expenditures) and significant economic exposure through our equity investment and loan commitment. As such, the Midtown One joint venture was consolidated as of June 30, 2019 and for the period May 29, 2019 through June 30, 2019 and all intercompany transactions and accounts were eliminated. The following table sets forth the assets and liabilities of the Midtown One joint venture included on our Consolidated Balance Sheets:

June 30, 2019
Land held for development	$16,565
Prepaid expenses and other assets	$1,537
Accounts payable, accrued expenses and other liabilities	$235

The assets of the Midtown One joint venture can be used only to settle obligations of the joint venture and its creditors have no recourse to our wholly owned assets.

4.    Real Estate Assets

Dispositions

During the second quarter of 2019, we sold two buildings and land for an aggregate sale price of $32.5 million and recorded aggregate gains on disposition of property of $6.7 million.

Impairments

During the second quarter of 2019, we recorded an impairment of real estate assets of $0.5 million, which resulted from a change in market-based inputs and our assumptions about the use of the assets.

5.    Intangible Assets and Below Market Lease Liabilities

The following table sets forth total intangible assets and acquisition-related below market lease liabilities, net of accumulated amortization:

	June 30, 2019	December 31, 2018
Assets:
Deferred leasing costs (including lease incentives and above market lease and in-place lease acquisition-related intangible assets)	$348,197	$344,548
Less accumulated amortization	(152,334)	(149,275)
	$195,863	$195,273
Liabilities (in accounts payable, accrued expenses and other liabilities):
Acquisition-related below market lease liabilities	$56,355	$57,955
Less accumulated amortization	(34,124)	(32,307)
	$22,231	$25,648

The following table sets forth amortization of intangible assets and below market lease liabilities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Amortization of deferred leasing costs and acquisition-related intangible assets (in depreciation and amortization)	$8,759	$9,207	$19,074	$18,702
Amortization of lease incentives (in rental and other revenues)	$460	$476	$3,308	$905
Amortization of acquisition-related intangible assets (in rental and other revenues)	$343	$429	$700	$877
Amortization of acquisition-related intangible assets (in rental property and other expenses)	$139	$139	$276	$276
Amortization of acquisition-related below market lease liabilities (in rental and other revenues)	$(1,763)	$(1,495)	$(3,416)	$(3,018)

The following table sets forth scheduled future amortization of intangible assets and below market lease liabilities:

	Amortization of Deferred Leasing Costs and Acquisition-Related Intangible Assets (in Depreciation and Amortization)	Amortization of Lease Incentives (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental Property and Other Expenses)	Amortization of Acquisition-Related Below Market Lease Liabilities (in Rental and Other Revenues)
July 1 through December 31, 2019	$19,120	$779	$560	$277	$(2,885)
2020	34,072	1,318	957	514	(5,005)
2021	29,482	1,071	631	—	(4,204)
2022	25,090	840	462	—	(3,133)
2023	21,630	763	308	—	(2,753)
Thereafter	53,368	3,521	1,100	—	(4,251)
	$182,762	$8,292	$4,018	$791	$(22,231)
Weighted average remaining amortization periods as of June 30, 2019 (in years)	7.2	9.1	6.5	1.5	5.4

6.    Mortgages and Notes Payable

The following table sets forth our mortgages and notes payable:

	June 30, 2019	December 31, 2018
Secured indebtedness	$96,250	$97,179
Unsecured indebtedness	2,076,613	1,997,816
Less-unamortized debt issuance costs	(10,898)	(9,164)
Total mortgages and notes payable, net	$2,161,965	$2,085,831

At June 30, 2019, our secured mortgage loan was collateralized by real estate assets with an undepreciated book value of $146.2 million.

Our $600.0 million unsecured revolving credit facility is scheduled to mature in January 2022 and includes an accordion feature that allows for an additional $400.0 million of borrowing capacity subject to additional lender commitments. Assuming no defaults have occurred, we have an option to extend the maturity for two additional six-month periods. The interest rate at our current credit ratings is LIBOR plus 100 basis points and the annual facility fee is 20 basis points. There was $136.0 million and $121.0 million outstanding under our revolving credit facility at June 30, 2019 and July 16, 2019, respectively. At both June 30, 2019 and July 16, 2019, we had $0.1 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at June 30, 2019 and July 16, 2019 was $463.9 million and $478.9 million, respectively.

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

We have considered our short-term liquidity needs and the adequacy of our estimated cash flows from operating activities and other available financing sources to meet these needs. We intend to meet these short-term liquidity requirements through a combination of the following:

•	available cash and cash equivalents;

•	cash flows from operating activities;

•	issuance of debt securities by the Operating Partnership;

•	issuance of secured debt;

•	bank term loans;

•	borrowings under our revolving credit facility;

•	issuance of equity securities by the Company or the Operating Partnership; and

•	the disposition of non-core assets.

7.	Derivative Financial Instruments

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

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our debt. During the period from July 1, 2019 through June 30, 2020, we estimate that $1.0 million will be reclassified as a net decrease to interest expense.

The following table sets forth the gross fair value of our derivatives:

	June 30, 2019	December 31, 2018
Derivatives:
Derivatives designated as cash flow hedges in prepaid expenses and other assets:
Interest rate swaps	$—	$1,146
Derivatives designated as cash flow hedges in accounts payable, accrued expenses and other liabilities:
Interest rate swaps	$86	$3,581

The following table sets forth the effect of our cash flow hedges on accumulated other comprehensive income and interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Derivatives Designated as Cash Flow Hedges:
Amount of unrealized gains/(losses) recognized in accumulated other comprehensive income on derivatives:
Interest rate swaps	$(646)	$862	$(2,550)	$8,739
Amount of gains reclassified out of accumulated other comprehensive income into interest expense:
Interest rate swaps	$(360)	$(515)	$(875)	$(621)

8.	Noncontrolling Interests

Noncontrolling Interests in Consolidated Affiliates

At June 30, 2019, our noncontrolling interests in consolidated affiliates relate to our joint venture partners' 50.0% interest in office properties in Richmond and 20.0% interest in an office development property in Tampa. Our joint venture partners are unrelated third parties.

Noncontrolling Interests in the Operating Partnership

The following table sets forth the Company's noncontrolling interests in the Operating Partnership:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Beginning noncontrolling interests in the Operating Partnership	$127,976	$123,113	$105,960	$144,009
Adjustment of noncontrolling interests in the Operating Partnership to fair value	(14,722)	19,310	8,532	(272)
Conversions of Common Units to Common Stock	(222)	(182)	(353)	(1,084)
Net income attributable to noncontrolling interests in the Operating Partnership	1,044	1,381	1,237	2,269
Distributions to noncontrolling interests in the Operating Partnership	(1,298)	(1,299)	(2,598)	(2,599)
Total noncontrolling interests in the Operating Partnership	$112,778	$142,323	$112,778	$142,323

The following table sets forth net income available for common stockholders and transfers from the Company's noncontrolling interests in the Operating Partnership:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income available for common stockholders	$39,422	$50,686	$46,677	$83,135
Increase in additional paid in capital from conversions of Common Units to Common Stock	222	182	353	1,084
Change from net income available for common stockholders and transfers from noncontrolling interests	$39,644	$50,868	$47,030	$84,219

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

		Level 1	Level 2	Level 3
	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
Fair Value at June 30, 2019:
Assets:
Mortgages and notes receivable, at fair value (1)	$1,583	$—	$1,583	$—
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	2,151	2,151	—	—
Impaired real estate assets	657	—	—	657
Total Assets	$4,391	$2,151	$1,583	$657
Noncontrolling Interests in the Operating Partnership	$112,778	$112,778	$—	$—
Liabilities:
Mortgages and notes payable, net, at fair value (1)	$2,210,081	$—	$2,210,081	$—
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	86	—	86	—
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	2,151	2,151	—	—
Total Liabilities	$2,212,318	$2,151	$2,210,167	$—

Fair Value at December 31, 2018:
Assets:
Mortgages and notes receivable, at fair value (1)	$5,599	$—	$5,599	$—
Interest rate swaps (in prepaid expenses and other assets)	1,146	—	1,146	—
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	1,849	1,849	—	—
Impaired real estate assets	10,252	—	—	10,252
Total Assets	$18,846	$1,849	$6,745	$10,252
Noncontrolling Interests in the Operating Partnership	$105,960	$105,960	$—	$—
Liabilities:
Mortgages and notes payable, net, at fair value (1)	$2,056,248	$—	$2,056,248	$—
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	3,581	—	3,581	—
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	1,849	1,849	—	—
Total Liabilities	$2,061,678	$1,849	$2,059,829	$—

__________
(1)    Amounts recorded at historical cost on our Consolidated Balance Sheets at June 30, 2019 and December 31, 2018.

The impaired real estate assets that were measured in the second quarter of 2019 and the fourth quarter of 2018 at fair values of $0.7 million and $10.3 million, respectively, and deemed to be Level 3 assets were valued based primarily on market-based inputs and our assumptions about the use of the assets, as observable inputs were not available. In the absence of observable inputs, we estimate the fair value of real estate using unobservable local and national industry market data such as comparable sales, sales contracts and appraisals to assist us in our estimation of fair value. Significant increases or decreases in any valuation inputs in isolation would result in a significantly lower or higher fair value measurement.

10.	Share-Based Payments

During the six months ended June 30, 2019, the Company granted 90,218 shares of time-based restricted stock and 73,972 shares of total return-based restricted stock with weighted average grant date fair values per share of $46.31 and $41.13, respectively. We recorded share-based compensation expense of $0.9 million and $1.2 million during the three months ended June 30, 2019 and 2018, respectively, and $5.5 million during each of the six months ended June 30, 2019 and 2018. At June 30, 2019, there was $6.4 million of total unrecognized share-based compensation costs, which will be recognized over a weighted average remaining contractual term of 2.3 years.

11.	Accumulated Other Comprehensive Income

The following table sets forth the components of accumulated other comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cash flow hedges:
Beginning balance	$7,494	$15,609	$9,913	$7,838
Unrealized gains/(losses) on cash flow hedges	(646)	862	(2,550)	8,739
Amortization of cash flow hedges (1)	(360)	(515)	(875)	(621)
Total accumulated other comprehensive income	$6,488	$15,956	$6,488	$15,956
__________
(1)    Amounts reclassified out of accumulated other comprehensive income into interest expense.

12.	Real Estate and Other Assets Held For Sale
The following table sets forth the assets held for sale at June 30, 2019 and December 31, 2018, which are considered non-core:

	June 30, 2019	December 31, 2018
Assets:
Land	$2,873	$—
Buildings and tenant improvements	4,473	—
Land held for development	3,628	—
Less-accumulated depreciation	(2,135)	—
Real estate and other assets, net, held for sale	$8,839	$—

13.	Earnings Per Share and Per Unit

The following table sets forth the computation of basic and diluted earnings per share of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Earnings per Common Share - basic:
Numerator:
Net income	$41,394	$52,998	$49,780	$87,244
Net (income) attributable to noncontrolling interests in the Operating Partnership	(1,044)	(1,381)	(1,237)	(2,269)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(306)	(308)	(622)	(594)
Dividends on Preferred Stock	(622)	(623)	(1,244)	(1,246)
Net income available for common stockholders	$39,422	$50,686	$46,677	$83,135
Denominator:
Denominator for basic earnings per Common Share – weighted average shares	103,693	103,428	103,647	103,376
Net income available for common stockholders	$0.38	$0.49	$0.45	$0.80
Earnings per Common Share - diluted:
Numerator:
Net income	$41,394	$52,998	$49,780	$87,244
Net (income) attributable to noncontrolling interests in consolidated affiliates	(306)	(308)	(622)	(594)
Dividends on Preferred Stock	(622)	(623)	(1,244)	(1,246)
Net income available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	$40,466	$52,067	$47,914	$85,404
Denominator:
Denominator for basic earnings per Common Share – weighted average shares	103,693	103,428	103,647	103,376
Add:
Stock options using the treasury method	19	32	20	29
Noncontrolling interests Common Units	2,733	2,807	2,735	2,811
Denominator for diluted earnings per Common Share – adjusted weighted average shares and assumed conversions (1)	106,445	106,267	106,402	106,216
Net income available for common stockholders	$0.38	$0.49	$0.45	$0.80
__________

(1)	Includes all unvested restricted stock where dividends on such restricted stock are non-forfeitable.

The following table sets forth the computation of basic and diluted earnings per unit of the Operating Partnership:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Earnings per Common Unit - basic:
Numerator:
Net income	$41,394	$52,998	$49,780	$87,244
Net (income) attributable to noncontrolling interests in consolidated affiliates	(306)	(308)	(622)	(594)
Distributions on Preferred Units	(622)	(623)	(1,244)	(1,246)
Net income available for common unitholders	$40,466	$52,067	$47,914	$85,404
Denominator:
Denominator for basic earnings per Common Unit – weighted average units	106,017	105,826	105,973	105,778
Net income available for common unitholders	$0.38	$0.49	$0.45	$0.81
Earnings per Common Unit - diluted:
Numerator:
Net income	$41,394	$52,998	$49,780	$87,244
Net (income) attributable to noncontrolling interests in consolidated affiliates	(306)	(308)	(622)	(594)
Distributions on Preferred Units	(622)	(623)	(1,244)	(1,246)
Net income available for common unitholders	$40,466	$52,067	$47,914	$85,404
Denominator:
Denominator for basic earnings per Common Unit – weighted average units	106,017	105,826	105,973	105,778
Add:
Stock options using the treasury method	19	32	20	29
Denominator for diluted earnings per Common Unit – adjusted weighted average units and assumed conversions (1)	106,036	105,858	105,993	105,807
Net income available for common unitholders	$0.38	$0.49	$0.45	$0.81
__________

(1)	Includes all unvested restricted stock where distributions on such restricted stock are non-forfeitable.

14.	Segment Information

The following tables summarize the rental and other revenues and net operating income, the primary industry property-level performance metric used by our chief operating decision maker and which is defined as rental and other revenues less rental property and other expenses, for each of our reportable segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Rental and Other Revenues:
Office:
Atlanta	$37,692	$34,777	$73,995	$70,260
Greensboro	5,606	5,378	11,087	11,404
Memphis	9,945	9,899	19,702	20,107
Nashville	33,109	30,669	64,508	61,392
Orlando	12,995	13,451	26,927	26,751
Pittsburgh	14,994	15,323	30,309	30,605
Raleigh	30,673	29,282	59,770	59,086
Richmond	12,341	10,893	24,627	21,942
Tampa	23,497	25,841	39,068	51,266
Total Office Segment	180,852	175,513	349,993	352,813
Other	3,218	3,279	6,440	6,417
Total Rental and Other Revenues	$184,070	$178,792	$356,433	$359,230

Net Operating Income:
Office:
Atlanta	$24,819	$21,608	$48,242	$44,278
Greensboro	3,708	3,434	7,215	7,445
Memphis	6,210	6,173	12,232	12,818
Nashville	24,208	22,427	46,526	44,410
Orlando	8,007	8,093	16,563	16,356
Pittsburgh	8,895	9,249	18,029	18,220
Raleigh	22,438	21,494	43,297	43,366
Richmond	8,610	7,659	17,162	15,240
Tampa	14,291	16,500	21,376	33,260
Total Office Segment	121,186	116,637	230,642	235,393
Other	2,326	2,492	4,682	4,742
Total Net Operating Income	123,512	119,129	235,324	240,135
Reconciliation to net income:
Depreciation and amortization	(59,460)	(56,694)	(128,664)	(114,262)
Impairments of real estate assets	(531)	—	(531)	—
General and administrative expenses	(9,560)	(9,540)	(21,941)	(21,318)
Interest expense	(20,356)	(17,877)	(39,095)	(36,268)
Other income/(loss)	321	462	(3,445)	917
Gains on disposition of property	6,703	16,972	6,703	16,972
Equity in earnings of unconsolidated affiliates	765	546	1,429	1,068
Net income	$41,394	$52,998	$49,780	$87,244

15.	Subsequent Events

On July 3, 2019, we sold land parcels for an aggregate sale price of $7.3 million and expect to record nominal aggregate losses on disposition of property.

On July 8, 2019, we sold a building for a sale price of $4.7 million and expect to record a gain on disposition of property of $2.6 million.

On July 12, 2019, we acquired development land in Raleigh for a purchase price, including capitalized acquisition costs, of $6.6 million.

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

On July 1, 2019, we announced, among other things, that Edward J. Fritsch, 60, will retire as Chief Executive Officer and member of the Board of Directors effective September 1, 2019. Theodore J. Klinck, 53, who currently serves as President and Chief Operating Officer, will assume the role of Chief Executive Officer and director upon Mr. Fritsch’s retirement. See “Part II. Item 5. Other Information.”

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

The key components affecting our rental and other revenues are average occupancy, rental rates, cost recovery income, new developments placed in service, acquisitions and dispositions. Average occupancy generally increases during times of improving economic growth, as our ability to lease space outpaces vacancies that occur upon the expirations of existing leases. Average occupancy generally declines during times of slower or negative economic growth, when new vacancies tend to outpace our ability to lease space. Asset acquisitions, dispositions and new developments placed in service directly impact our rental revenues and could impact our average occupancy, depending upon the occupancy rate of the properties that are acquired, sold or placed in service. A further indicator of the predictability of future revenues is the expected lease expirations of our portfolio. As a result, in addition to seeking to increase our average occupancy by leasing current vacant space, we also concentrate our leasing efforts on renewing existing leases prior to expiration. For more information regarding our lease expirations, see "Properties - Lease Expirations" in our 2018 Annual Report on Form 10-K. Occupancy in our office portfolio decreased from 91.6% at December 31, 2018 to 90.5% at June 30, 2019. We expect average occupancy for our office portfolio to be approximately 91% for the remainder of 2019.

Whether or not our rental revenue tracks average occupancy proportionally depends upon whether GAAP rents under signed new and renewal leases are higher or lower than the GAAP rents under expiring leases. Annualized rental revenues from second generation leases expiring during any particular year are typically less than 15% of our total annual rental revenues. The following table sets forth information regarding second generation office leases signed during the second quarter of 2019 (we define second generation office leases as leases with new customers and renewals of existing customers in office space that has been previously occupied under our ownership and leases with respect to vacant space in acquired buildings):

	New	Renewal	All Office
Leased space (in rentable square feet)	328,989	746,761	1,075,750
Average term (in years - rentable square foot weighted)	6.7	5.0	5.5
Base rents (per rentable square foot) (1)	$30.39	$30.69	$30.60
Rent concessions (per rentable square foot) (1)	(1.00)	(0.25)	(0.48)
GAAP rents (per rentable square foot) (1)	$29.39	$30.44	$30.12
Tenant improvements (per rentable square foot) (1)	$4.97	$2.21	$3.05
Leasing commissions (per rentable square foot) (1)	$1.11	$0.87	$0.94
__________

(1)	Weighted average per rentable square foot on an annual basis over the lease term.

Annual combined GAAP rents for new and renewal leases signed in the second quarter were $30.12 per rentable square foot, 16.8% higher compared to previous leases in the same office spaces.

We strive to maintain a diverse, stable and creditworthy customer base. We have an internal guideline whereby customers that account for more than 3% of our revenues are periodically reviewed with the Company's Board of Directors. As of June 30, 2019, no customer accounted for more than 3% of our cash revenues other than the Federal Government, which accounted for less than 5% of our cash revenues on an annualized basis. Upon completion of the MetLife III development project in Raleigh, it is expected that MetLife will account for approximately 3.4% of our revenues based on annualized cash revenues for June 2019.

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

Net Operating Income

Whether or not we record increasing same property net operating income (“NOI”) depends upon our ability to garner higher rental revenues, whether from higher average occupancy, higher GAAP rents per rentable square foot or higher cost recovery income, that exceed any corresponding growth in operating expenses. Same property NOI was $2.6 million, or 2.3%, higher in the second quarter of 2019 as compared to 2018 due to an increase in same property revenues of $3.4 million offset by an increase of $0.7 million in same property expenses. We expect same property NOI to be higher in the remainder of 2019 as compared to 2018 as higher rental revenues, mostly from higher average GAAP rents per rentable square foot, are expected to more than offset lower expected average occupancy and an anticipated increase in same property operating expenses.

In addition to the effect of same property NOI, whether or not NOI increases depends upon whether the NOI from our acquired properties and development properties placed in service exceeds the NOI from property dispositions. NOI was $4.4 million, or 3.7%, higher in the second quarter of 2019 as compared to 2018 due to the impact of development properties placed in service, partly offset by NOI lost from property dispositions and lower restoration fees. We expect NOI to be higher in the remainder of 2019 as compared to 2018 due to the impact of our net investment activity in such periods.

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

Rental and other revenues are our principal source of funds to meet our short-term liquidity requirements. Other sources of funds for short-term liquidity needs include available working capital and borrowings under our revolving credit facility, which had $478.9 million of availability at July 16, 2019. Our short-term liquidity requirements primarily consist of operating expenses, interest and principal amortization on our debt, distributions and capital expenditures, including building improvement costs, tenant improvement costs and lease commissions. Building improvements are capital costs to maintain or enhance existing buildings not typically related to a specific customer. Tenant improvements are the costs required to customize space for the specific needs of customers. We anticipate that our available cash and cash equivalents and cash provided by operating activities and planned financing activities, including borrowings under our revolving credit facility, will be adequate to meet our short-term liquidity requirements. We use our revolving credit facility for working capital purposes and for the short-term funding of our development and acquisition activity and, in certain instances, the repayment of other debt. Continued ability to borrow under the revolving credit facility allows us to quickly capitalize on strategic opportunities at short-term interest rates.

Our long-term liquidity uses generally consist of the retirement or refinancing of debt upon maturity, funding of building improvements, new building developments and land infrastructure projects and funding acquisitions of buildings and development land. Our expected future capital expenditures for started and/or committed new development projects were approximately $316 million at June 30, 2019. Additionally, we may, from time to time, retire outstanding equity and/or debt securities through redemptions, open market repurchases, privately negotiated acquisitions or otherwise.

We expect to meet our long-term liquidity needs through a combination of:

•	cash flow from operating activities;

•	bank term loans and borrowings under our revolving credit facility;

•	the issuance of unsecured debt;

•	the issuance of secured debt;

•	the issuance of equity securities by the Company or the Operating Partnership; and

•	the disposition of non-core assets.

At June 30, 2019, our leverage ratio, as measured by the ratio of our mortgages and notes payable and outstanding preferred stock to the undepreciated book value of our assets, was 35.9% and there were 106.4 million diluted shares of Common Stock outstanding.

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

Results of Operations

Three Months Ended June 30, 2019 and 2018

Rental and Other Revenues

Rental and other revenues were $5.3 million, or 3.0%, higher in the second quarter of 2019 as compared to 2018 primarily due to development properties placed in service and higher same property revenues, which increased rental and other revenues by $6.4 million and $3.4 million, respectively. Same property rental and other revenues were higher primarily due to higher average GAAP rents per rentable square foot and higher parking income, partly offset by lower average occupancy. These increases were partly offset by lost revenue from property dispositions and lower restoration fees, which decreased rental and other revenues by $2.8 million and $1.9 million, respectively. We expect rental and other revenues to be higher for the remainder of 2019 as compared to 2018 due to development properties placed in service and higher same property revenues, partly offset by lost revenue from property dispositions.

Operating Expenses

Rental property and other expenses were $0.9 million, or 1.5%, higher in the second quarter of 2019 as compared to 2018 primarily due to development properties placed in service and higher same property operating expenses, which increased operating expenses by $1.2 million and $0.7 million, respectively. Same property operating expenses were higher primarily due to higher property taxes and insurance. These increases were partly offset by a $1.1 million decrease in operating expenses from property dispositions. We expect rental property and other expenses to be higher for the remainder of 2019 as compared to 2018 due to development properties placed in service and higher same property operating expenses, partly offset by lower operating expenses from property dispositions.

Depreciation and amortization was $2.8 million, or 4.9%, higher in the second quarter of 2019 as compared to 2018 primarily due to development properties placed in service and higher same property lease related depreciation and amortization, partly offset by fully amortized acquisition-related intangible assets and property dispositions. We expect depreciation and amortization to be higher for the remainder of 2019 as compared to 2018 for similar reasons.

We recorded an impairment of real estate assets of $0.5 million in the second quarter of 2019, which resulted from a change in market-based inputs and our assumptions about the use of the assets. We recorded no such impairment in 2018.

General and administrative expenses were relatively unchanged in the second quarter of 2019 as compared to 2018 due to certain previously capitalized lease related costs that are now expensed upon adoption of the new lease accounting standard in 2019 and higher company-wide base salaries and benefits offset by lower incentive compensation and lower expensed pre-development costs. We expect general and administrative expenses for the remainder of 2019 to be relatively consistent to 2018 for similar reasons.

Interest Expense

Interest expense was $2.5 million, or 13.9%, higher in the second quarter of 2019 as compared to 2018 primarily due to higher average debt balances, higher average interest rates and lower capitalized interest. We expect interest expense to be higher for the remainder of 2019 as compared to 2018 for similar reasons.

Other Income/(Loss)

Other income/(loss) was $0.1 million lower in the second quarter of 2019 as compared to 2018 primarily due to lower interest income.

Gains on Disposition of Property

Gains on disposition of property were $10.3 million lower in the second quarter of 2019 as compared to 2018 due to the net effect of the disposition activity in such periods.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $0.2 million, or 40.1%, higher in the second quarter of 2019 as compared to 2018 primarily due to higher average occupancy. We expect equity in earnings of unconsolidated affiliates to be higher for the remainder of 2019 as compared to 2018 for the same reason.

Earnings Per Common Share - Diluted

Diluted earnings per common share was $0.11 lower in the second quarter of 2019 as compared to 2018 due to a decrease in net income for the reasons discussed above.

Six Months Ended June 30, 2019 and 2018

Laser Spine Institute

In the first quarter of 2019, we provided information on Laser Spine Institute, which occupied a 176,000 square-foot, six-story building with structured parking in Tampa’s Westshore submarket, a BBD. The building, developed by us, had been used by Laser Spine Institute for both its company headquarters and an ambulatory surgery center. After the market closed on March 1, 2019, Laser Spine Institute announced it would immediately discontinue its operations. This unexpected announcement affected all of its locations nationwide. As a result of this sudden closure, we incurred $5.6 million of credit losses on operating lease receivables and write-offs of $2.3 million of lease incentives, $4.1 million of notes receivable and $11.6 million of tenant improvements and deferred leasing costs.

Rental and Other Revenues

Rental and other revenues were $2.8 million, or 0.8%, lower in the first six months of 2019 as compared to 2018 primarily due to property dispositions, lower same property revenues and lower restoration fees, which decreased rental and other revenues by $5.3 million, $4.1 million and $3.8 million, respectively. Same property rental and other revenues were lower primarily due to credit losses on operating lease receivables and write-offs of lease incentives associated with the sudden closure of Laser Spine Institute, partly offset by higher average GAAP rents per rentable square foot and higher parking income. These decreases were partly offset by higher revenue of $10.4 million from development properties placed in service.

Operating Expenses

Rental property and other expenses were $2.0 million, or 1.7%, higher in the first six months of 2019 as compared to 2018 primarily due to development properties placed in service and higher same property operating expenses, which increased operating expenses by $2.1 million and $1.5 million, respectively. Same property operating expenses were higher primarily due to higher property taxes and repairs and maintenance, partly offset by lower utilities. These increases were partly offset by a $1.7 million decrease in operating expenses from property dispositions.

Depreciation and amortization was $14.4 million, or 12.6%, higher in the first six months of 2019 as compared to 2018 primarily due to accelerated depreciation and amortization of tenant improvements and deferred leasing costs associated with the sudden closure of Laser Spine Institute and development properties placed in service, partly offset by property dispositions.

We recorded an impairment of real estate assets of $0.5 million in the first six months of 2019, which resulted from a change in market-based inputs and our assumptions about the use of the assets. We recorded no such impairment in 2018.

General and administrative expenses were $0.6 million, or 2.9%, higher in the first six months of 2019 as compared to 2018 primarily due to certain previously capitalized lease related costs that are now expensed upon adoption of the new lease accounting standard in 2019 and higher company-wide base salaries and benefits, partly offset by lower incentive compensation and expensed pre-development costs.

Interest Expense

Interest expense was $2.8 million, or 7.8%, higher in the first six months of 2019 as compared to 2018 primarily due to higher average debt balances and higher average interest rates.

Other Income/(Loss)

Other income/(loss) was $4.4 million lower in the first six months of 2019 as compared to 2018 primarily due to the write-off of notes receivable associated with the sudden closure of Laser Spine Institute.

Gains on Disposition of Property

Gains on disposition of property were $10.3 million lower in the first six months of 2019 as compared to 2018 due to the net effect of the disposition activity in such periods.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $0.4 million, or 33.8%, higher in the first six months of 2019 as compared to 2018 primarily due to higher average occupancy.

Earnings Per Common Share - Diluted

Diluted earnings per common share was $0.35 lower in the first six months of 2019 as compared to 2018 due to a decrease in net income for the reasons discussed above.

Liquidity and Capital Resources

Statements of Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in the Company’s cash flows (in thousands):

	Six Months Ended June 30,
	2019	2018	Change
Net Cash Provided By Operating Activities	$173,289	$183,958	$(10,669)
Net Cash Used In Investing Activities	(138,827)	(201,839)	63,012
Net Cash Used In Financing Activities	(31,098)	(60,534)	29,436
Total Cash Flows	$3,364	$(78,415)	$81,779

The decrease in net cash provided by operating activities in the first six months of 2019 as compared to 2018 was primarily due to lower net cash from the settlement of cash flow hedges and property dispositions, partly offset by higher net cash from the operations of development properties placed in service. We expect net cash related to operating activities for the remainder of 2019 to be higher as compared to 2018 primarily due to the impact of development properties placed in service and same properties, partly offset by property dispositions.

The decrease in net cash used in investing activities in the first six months of 2019 as compared to 2018 was primarily due to higher acquisition activity and higher investments in development in-process in 2018. We expect uses of cash for investing activities for the remainder of 2019 to be primarily driven by whether or not we acquire or commence development of additional office buildings in the BBDs of our markets. Additionally, as of June 30, 2019, we have approximately $316 million left to fund of our previously-announced development activity in 2019 and future years. We expect these uses of cash for investing activities will be partly offset by proceeds from property dispositions for the remainder of 2019.

The decrease in net cash used in financing activities in the first six months of 2019 as compared to 2018 was primarily due to higher net debt borrowings in 2019. Assuming the net effect of our acquisition, disposition and development activity in 2019 results in an increase to our assets, we would expect outstanding debt and/or Common Stock balances to increase.

Capitalization

The following table sets forth the Company’s capitalization (in thousands, except per share amounts):

	June 30, 2019	December 31, 2018
Mortgages and notes payable, net, at recorded book value	$2,161,965	$2,085,831
Preferred Stock, at liquidation value	$28,859	$28,877
Common Stock outstanding	103,705	103,557
Common Units outstanding (not owned by the Company)	2,731	2,739
Per share stock price at period end	$41.30	$38.69
Market value of Common Stock and Common Units	$4,395,807	$4,112,592
Total capitalization	$6,586,631	$6,227,300

At June 30, 2019, our mortgages and notes payable and outstanding preferred stock represented 33.3% of our total capitalization and 35.9% of the undepreciated book value of our assets. See also "Executive Summary - Liquidity and Capital Resources."

Our mortgages and notes payable as of June 30, 2019 consisted of $96.3 million of secured indebtedness with a weighted average interest rate of 4.0% and $2,076.6 million of unsecured indebtedness with a weighted average interest rate of 3.77%. The secured indebtedness was collateralized by real estate assets with an undepreciated book value of $146.2 million. As of June 30, 2019, $486.0 million of our debt does not bear interest at fixed rates or is not protected by interest rate hedge contracts.

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

During the second quarter of 2019, we and The Bromley Companies formed a joint venture (the "Midtown One joint venture”) to construct Midtown One, a 150,000 square foot, multi-customer office building located in the mixed-use Midtown Tampa project in Tampa’s Westshore submarket. Midtown One has an anticipated total investment of $71.3 million. Construction of Midtown One is projected to begin in the fourth quarter of 2019 with a scheduled completion date in the second quarter of 2021. At closing, we agreed to contribute cash of $20.0 million ($12.8 million of which was funded and/or placed in escrow as of June 30, 2019) in exchange for an 80.0% interest in the Midtown One joint venture and The Bromley Companies contributed land valued at $5.0 million in exchange for the remaining 20.0% interest. We also committed to provide a $46.3 million interest-only secured construction loan to the Midtown One joint venture that is scheduled to mature on the second anniversary of completion. The loan bears interest at LIBOR plus 250 basis points. As of June 30, 2019, no amounts under the loan have been funded. The Midtown One joint venture is consolidated.

On July 3, 2019, we sold land parcels for an aggregate sale price of $7.3 million and expect to record nominal aggregate losses on disposition of property.

On July 8, 2019, we sold a building for a sale price of $4.7 million and expect to record a gain on disposition of property of $2.6 million.

On July 12, 2019, we acquired development land in Raleigh for a purchase price, including capitalized acquisition costs, of $6.6 million.

During the second quarter of 2019, we sold two buildings and land for an aggregate sale price of $32.5 million and recorded aggregate gains on disposition of property of $6.7 million.

During the second quarter of 2019, we recorded an impairment of real estate assets of $0.5 million, which resulted from a change in market-based inputs and our assumptions about the use of the assets.

As of June 30, 2019, we were developing 0.8 million rentable square feet of office properties. The following table summarizes these announced and in-process office developments:

Property	Market	Rentable Square Feet	Anticipated Total Investment (1)	Investment As Of June 30, 2019 (1)	Pre Leased %	Estimated Completion	Estimated Stabilization
			($ in thousands)
GlenLake Seven (2)	Raleigh	125,700	$40,970	$8,405	44.1%	3Q20	4Q21
Midtown One (3)	Tampa	150,000	71,300	18,110	—	2Q21	4Q22
Asurion	Nashville	552,800	285,000	67,664	98.3	4Q21	1Q22
		828,500	$397,270	$94,179	72.3%
__________

(1)	Includes deferred lease commissions which are classified in deferred leasing costs on our Consolidated Balance Sheets.

(2)	Our corporate and Raleigh division personnel will occupy approximately 45,500 square feet.

(3)	We own an 80.0% interest in this consolidated joint venture. Recorded on our Consolidated Balance Sheets in land held for development and prepaid expenses and other assets, not development in-process.

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

Our $600.0 million unsecured revolving credit facility is scheduled to mature in January 2022 and includes an accordion feature that allows for an additional $400.0 million of borrowing capacity subject to additional lender commitments. Assuming no defaults have occurred, we have an option to extend the maturity for two additional six-month periods. The interest rate at our current credit ratings is LIBOR plus 100 basis points and the annual facility fee is 20 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody's Investors Service or Standard & Poor's Ratings Services. There was $136.0 million and $121.0 million outstanding under our revolving credit facility at June 30, 2019 and July 16, 2019, respectively. At both June 30, 2019 and July 16, 2019, we had $0.1 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at June 30, 2019 and July 16, 2019 was $463.9 million and $478.9 million, respectively.

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

During the second quarter of 2019, the Company declared and paid a cash dividend of $0.475 per share of Common Stock.

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

We had $4.5 million of cash and cash equivalents as of June 30, 2019. The unused capacity of our revolving credit facility at June 30, 2019 and July 16, 2019 was $463.9 million and $478.9 million, respectively, excluding an accordion feature that allows for an additional $400.0 million of borrowing capacity subject to additional lender commitments.

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

During the remainder of 2019, we also expect to sell an additional $62 million to $112 million of properties no longer considered to be core assets due to location, age, quality and/or overall strategic fit. We can make no assurance, however, that we will sell any non-core assets or, if we do, what the timing or terms of any such sale will be.

Critical Accounting Estimates

There were no changes made by management to the critical accounting policies in the six months ended June 30, 2019 other than the new lease standard adoption effective January 1, 2019, which changed our policy with respect to estimating credit losses on operating lease receivables. For a description of this policy, see Note 2 to our Consolidated Financial Statements. For a description of all other critical accounting estimates, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our 2018 Annual Report on Form 10-K.

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

The following table sets forth the Company's FFO, FFO available for common stockholders and FFO available for common stockholders per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Funds from operations:
Net income	$41,394	$52,998	$49,780	$87,244
Net (income) attributable to noncontrolling interests in consolidated affiliates	(306)	(308)	(622)	(594)
Depreciation and amortization of real estate assets	58,720	55,954	127,202	112,789
(Gains) on disposition of depreciable properties	(6,703)	(16,433)	(6,703)	(16,433)
Unconsolidated affiliates:
Depreciation and amortization of real estate assets	622	565	1,202	1,076
Funds from operations	93,727	92,776	170,859	184,082
Dividends on Preferred Stock	(622)	(623)	(1,244)	(1,246)
Funds from operations available for common stockholders	$93,105	$92,153	$169,615	$182,836
Funds from operations available for common stockholders per share	$0.87	$0.87	$1.59	$1.72
Weighted average shares outstanding (1)	106,445	106,267	106,402	106,216
__________

(1)	Includes assumed conversion of all potentially dilutive Common Stock equivalents.

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

As of June 30, 2019, our same property portfolio consisted of 211 in-service properties encompassing 28.7 million rentable square feet that were wholly owned during the entirety of the periods presented (from January 1, 2018 to June 30, 2019). As of December 31, 2018, our same property portfolio consisted of 210 in-service properties encompassing 28.1 million rentable square feet that were wholly owned during the entirety of the periods presented (from January 1, 2017 to December 31, 2018). The change in our same property portfolio was due to the addition of three newly developed properties encompassing 0.8 million rentable square feet placed in service during 2017. These additions were offset by the removal of two properties encompassing 0.2 million rentable square feet that were sold during 2019.

Rental and other revenues related to properties not in our same property portfolio were $11.2 million and $9.3 million for the three months ended June 30, 2019 and 2018, respectively, and $20.3 million and $19.0 million for the six months ended June 30, 2019 and 2018, respectively. Rental property and other expenses related to properties not in our same property portfolio were $2.7 million and $2.6 million for the three months ended June 30, 2019 and 2018, respectively, and $5.7 million and $5.2 million for the six months ended June 30, 2019 and 2018, respectively.

The following table sets forth the Company’s NOI and same property NOI (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$41,394	$52,998	$49,780	$87,244
Equity in earnings of unconsolidated affiliates	(765)	(546)	(1,429)	(1,068)
Gains on disposition of property	(6,703)	(16,972)	(6,703)	(16,972)
Other (income)/loss	(321)	(462)	3,445	(917)
Interest expense	20,356	17,877	39,095	36,268
General and administrative expenses	9,560	9,540	21,941	21,318
Impairments of real estate assets	531	—	531	—
Depreciation and amortization	59,460	56,694	128,664	114,262
Net operating income	123,512	119,129	235,324	240,135
Non same property and other net operating income	(8,430)	(6,679)	(14,596)	(13,784)
Same property net operating income	$115,082	$112,450	$220,728	$226,351

Same property net operating income	$115,082	$112,450	$220,728	$226,351
Lease termination fees, straight-line rent and other non-cash adjustments	(5,493)	(6,176)	(3,558)	(12,603)
Same property cash net operating income	$109,589	$106,274	$217,170	$213,748

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our market risk as of March 31, 2019, see "Quantitative and Qualitative Disclosures About Market Risk" in our Quarterly Report on Form 10-Q for the first quarter of 2019.

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

SEC rules also require us to establish and maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in internal control over financial reporting during the three months ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. There were also no changes in internal control over financial reporting during the three months ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second quarter of 2019, the Company issued an aggregate of 5,000 shares of Common Stock to holders of Common Units in the Operating Partnership upon the redemption of a like number of Common Units in private offerings exempt from the registration requirements pursuant to Section 4(2) of the Securities Act. Each of the holders of Common Units was an accredited investor under Rule 501 of the Securities Act. The resale of such shares was registered by the Company under the Securities Act.

ITEM 5. OTHER INFORMATION

On July 1, 2019, we announced that Edward J. Fritsch, 60, will retire as Chief Executive Officer and member of the Company’s Board of Directors effective September 1, 2019. Theodore J. Klinck, 53, who currently serves as President and Chief Operating Officer, will assume the role of Chief Executive Officer and director upon Mr. Fritsch’s retirement. Mr. Klinck has served as President since November 2018 and Chief Operating Officer since September 2015. Prior to that, Mr. Klinck served as the Company’s Senior Vice President and Chief Investment Officer. Before joining Highwoods in March 2012, Mr. Klinck served as principal and chief investment officer with Goddard Investment Group, a privately-owned real estate investment firm. Previously, Mr. Klinck had been a managing director at Morgan Stanley Real Estate.

Effective with these changes, we also announced that Brendan C. Maiorana, 43, has been promoted to Executive Vice President of Finance and Investor Relations and Brian M. Leary, 45, will join the Company as Executive Vice President and Chief Operating Officer.

Mr. Maiorana joined us in May 2016 as Senior Vice President of Finance and Investor Relations. He will continue to report directly to Mark F. Mulhern, 59, the Company’s Executive Vice President and Chief Financial Officer. Prior to joining Highwoods, Mr. Maiorana spent 11 years in Equity Research at Wells Fargo Securities, starting as an Associate Equity Research Analyst. Prior to that, he worked four years at Ernst & Young LLP as a senior auditor. He is a graduate of Rutgers University with a BS in accounting and has an MBA from the University of North Carolina Kenan-Flagler Business School.

Mr. Leary joined us on July 15, 2019 as Executive Vice President and Chief Operating Officer, reporting directly to Mr. Klinck. Previously, he served as president of the commercial and mixed-use business unit of Crescent Communities since 2014. Prior to joining Crescent, Mr. Leary held senior management positions with Jacoby Development, Inc., Atlanta Beltline, Inc., AIG Global Real Estate, Atlantic Station, LLC and Central Atlanta Progress. Mr. Leary is a graduate of the Georgia Institute of Technology’s College of Architecture with a BS in architecture with minor concentrations in land development and real estate. He also holds a master's degree in City Planning from Georgia Tech.

On July 19, 2019, we entered into change in control agreements with each of Messrs. Maiorana and Leary on terms substantially similar to the change in control agreements we have in effect with our other executive officers. Mr. Leary’s compensation arrangement is substantially similar to what the Company has provided to Mr. Klinck in his role as Chief Operating Officer. Information about the compensation of the Company's Chief Operating Officer is incorporated herein by reference to the Company’s Proxy Statement filed in connection with its annual meeting of stockholders held on May 8, 2019.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Executive Supplemental Employment Agreement, dated as of July 19, 2019, between the Company and Brendan C. Maiorana
10.2	Executive Supplemental Employment Agreement, dated as of July 19, 2019, between the Company and Brian M. Leary
31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Company
31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Company
31.3	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Operating Partnership
31.4	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Operating Partnership
32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Company
32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Company
32.3	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Operating Partnership
32.4	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Operating Partnership
101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: July 23, 2019