Form 10-Q
period 2019-09-30
HIGHWOODS PROPERTIES, INC.; HIGHWOODS REALTY LTD PARTNERSHIP
filed 2019-10-22
CIK 921082, 941713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 2019
or
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

The Company had 103,743,546 shares of Common Stock outstanding as of October 15, 2019.

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

Certain information contained herein is presented as of October 15, 2019, the latest practicable date for financial information prior to the filing of this Quarterly Report.

This report combines the Quarterly Reports on Form 10-Q for the period ended September 30, 2019 of the Company and the Operating Partnership. We believe combining the quarterly reports into this single report results in the following benefits:

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

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2019

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HIGHWOODS PROPERTIES, INC.
Consolidated Balance Sheets
(Unaudited and in thousands, except share and per share data)

	September 30, 2019	December 31, 2018
Assets:
Real estate assets, at cost:
Land	$495,501	$491,441
Buildings and tenant improvements	4,844,229	4,676,862
Development in-process	133,189	165,537
Land held for development	94,550	128,248
	5,567,469	5,462,088
Less-accumulated depreciation	(1,388,166)	(1,296,562)
Net real estate assets	4,179,303	4,165,526
Cash and cash equivalents	116,724	3,769
Restricted cash	6,300	6,374
Accounts receivable	25,507	25,952
Mortgages and notes receivable, net of allowance of $19 and $44, respectively	1,542	5,599
Accrued straight-line rents receivable	233,078	220,088
Investments in and advances to unconsolidated affiliates	24,088	23,585
Deferred leasing costs, net of accumulated amortization of $148,019 and $149,275, respectively	196,048	195,273
Prepaid expenses and other assets, net of accumulated depreciation of $19,944 and $18,074, respectively	108,035	28,843
Total Assets	$4,890,625	$4,675,009
Liabilities, Noncontrolling Interests in the Operating Partnership and Equity:
Mortgages and notes payable, net	$2,322,226	$2,085,831
Accounts payable, accrued expenses and other liabilities	272,989	218,922
Total Liabilities	2,595,215	2,304,753
Commitments and contingencies
Noncontrolling interests in the Operating Partnership	122,493	105,960
Equity:
Preferred Stock, $.01 par value, 50,000,000 authorized shares;
8.625% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 28,859 and 28,877 shares issued and outstanding, respectively	28,859	28,877
Common Stock, $.01 par value, 200,000,000 authorized shares;
103,748,337 and 103,557,065 shares issued and outstanding, respectively	1,037	1,036
Additional paid-in capital	2,963,680	2,976,197
Distributions in excess of net income available for common stockholders	(842,387)	(769,303)
Accumulated other comprehensive income/(loss)	(527)	9,913
Total Stockholders’ Equity	2,150,662	2,246,720
Noncontrolling interests in consolidated affiliates	22,255	17,576
Total Equity	2,172,917	2,264,296
Total Liabilities, Noncontrolling Interests in the Operating Partnership and Equity	$4,890,625	$4,675,009

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Income
(Unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Rental and other revenues	$187,475	$179,417	$543,908	$538,647
Operating expenses:
Rental property and other expenses	64,135	61,153	185,244	180,248
Depreciation and amortization	60,850	57,661	189,514	171,923
Impairments of real estate assets	5,318	—	5,849	—
General and administrative	11,717	9,551	33,658	30,869
Total operating expenses	142,020	128,365	414,265	383,040
Interest expense	20,527	17,437	59,622	53,705
Other income/(loss)	174	818	(3,271)	1,735
Gains on disposition of property	3,515	3	10,218	16,975
Equity in earnings of unconsolidated affiliates	940	573	2,369	1,641
Net income	29,557	35,009	79,337	122,253
Net (income) attributable to noncontrolling interests in the Operating Partnership	(737)	(902)	(1,974)	(3,171)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(297)	(324)	(919)	(918)
Dividends on Preferred Stock	(622)	(623)	(1,866)	(1,869)
Net income available for common stockholders	$27,901	$33,160	$74,578	$116,295
Earnings per Common Share – basic:
Net income available for common stockholders	$0.27	$0.32	$0.72	$1.12
Weighted average Common Shares outstanding – basic	103,727	103,471	103,674	103,408
Earnings per Common Share – diluted:
Net income available for common stockholders	$0.27	$0.32	$0.72	$1.12
Weighted average Common Shares outstanding – diluted	106,471	106,333	106,425	106,256

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Comprehensive income:
Net income	$29,557	$35,009	$79,337	$122,253
Other comprehensive income/(loss):
Unrealized gains/(losses) on cash flow hedges	(6,732)	2,187	(9,282)	10,926
Amortization of cash flow hedges	(283)	(654)	(1,158)	(1,275)
Total other comprehensive income/(loss)	(7,015)	1,533	(10,440)	9,651
Total comprehensive income	22,542	36,542	68,897	131,904
Less-comprehensive (income) attributable to noncontrolling interests	(1,034)	(1,226)	(2,893)	(4,089)
Comprehensive income attributable to common stockholders	$21,508	$35,316	$66,004	$127,815

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Equity
(Unaudited and in thousands, except share amounts)

	Three Months Ended September 30, 2019
	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Income/(Loss)	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at June 30, 2019	103,704,603	$1,037	$28,859	$2,972,798	$6,488	$22,401	$(821,051)	$2,210,532
Issuances of Common Stock, net of issuance costs and tax withholdings	11,990	—	—	488	—	—	—	488
Conversions of Common Units to Common Stock	5,000	—	—	219	—	—	—	219
Dividends on Common Stock ($0.475 per share)		—	—	—	—	—	(49,237)	(49,237)
Dividends on Preferred Stock ($21.5625 per share)		—	—	—	—	—	(622)	(622)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	(10,493)	—	—	—	(10,493)
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(443)	—	(443)
Issuances of restricted stock	26,744	—	—	—	—	—	—	—
Share-based compensation expense, net of forfeitures	—	—	—	668	—	—	—	668
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(737)	(737)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	297	(297)	—
Comprehensive income:
Net income		—	—	—	—	—	29,557	29,557
Other comprehensive loss		—	—	—	(7,015)	—	—	(7,015)
Total comprehensive income								22,542
Balance at September 30, 2019	103,748,337	$1,037	$28,859	$2,963,680	$(527)	$22,255	$(842,387)	$2,172,917

	Nine Months Ended September 30, 2019
	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Income/(Loss)	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2018	103,557,065	$1,036	$28,877	$2,976,197	$9,913	$17,576	$(769,303)	$2,264,296
Issuances of Common Stock, net of issuance costs and tax withholdings	(11,715)	—	—	(243)	—	—	—	(243)
Conversions of Common Units to Common Stock	13,000	—	—	572	—	—	—	572
Dividends on Common Stock ($1.425 per share)		—	—	—	—	—	(147,662)	(147,662)
Dividends on Preferred Stock ($64.6875 per share)		—	—	—	—	—	(1,866)	(1,866)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	(19,025)	—	—	—	(19,025)
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(1,227)	—	(1,227)
Contributions from noncontrolling interests in consolidated affiliates		—	—	—	—	4,987	—	4,987
Issuances of restricted stock	190,934	—	—	—	—	—	—	—
Redemptions/repurchases of Preferred Stock		—	(18)	—	—	—	—	(18)
Share-based compensation expense, net of forfeitures	(947)	1	—	6,179	—	—	—	6,180
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(1,974)	(1,974)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	919	(919)	—
Comprehensive income:
Net income		—	—	—	—	—	79,337	79,337
Other comprehensive loss		—	—	—	(10,440)	—	—	(10,440)
Total comprehensive income								68,897
Balance at September 30, 2019	103,748,337	$1,037	$28,859	$2,963,680	$(527)	$22,255	$(842,387)	$2,172,917
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Equity - Continued
(Unaudited and in thousands, except share amounts)

	Three Months Ended September 30, 2018
	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Income	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at June 30, 2018	103,459,115	$1,035	$28,887	$2,936,636	$15,956	$17,467	$(759,788)	$2,240,193
Issuances of Common Stock, net of issuance costs and tax withholdings	26,211	—	—	1,061	—	—	—	1,061
Conversions of Common Units to Common Stock	3,000	—	—	147	—	—	—	147
Dividends on Common Stock ($0.4625 per share)		—	—	—	—	—	(47,856)	(47,856)
Dividends on Preferred Stock ($21.5625 per share)		—	—	—	—	—	(623)	(623)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	9,335	—	—	—	9,335
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(407)	—	(407)
Share-based compensation expense, net of forfeitures	—	—	—	1,141	—	—	—	1,141
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(902)	(902)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	324	(324)	—
Comprehensive income:
Net income		—	—	—	—	—	35,009	35,009
Other comprehensive income		—	—	—	1,533	—	—	1,533
Total comprehensive income								36,542
Balance at September 30, 2018	103,488,326	$1,035	$28,887	$2,948,320	$17,489	$17,384	$(774,484)	$2,238,631

	Nine Months Ended September 30, 2018
	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Income	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2017	103,266,875	$1,033	$28,892	$2,929,399	$7,838	$17,416	$(747,344)	$2,237,234
Issuances of Common Stock, net of issuance costs and tax withholdings	22,815	—	—	1,476	—	—	—	1,476
Conversions of Common Units to Common Stock	26,196	—	—	1,231	—	—	—	1,231
Dividends on Common Stock ($1.3875 per share)		—	—	—	—	—	(143,435)	(143,435)
Dividends on Preferred Stock ($64.6875 per share)		—	—	—	—	—	(1,869)	(1,869)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	9,607	—	—	—	9,607
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(950)	—	(950)
Issuances of restricted stock	172,440	—	—	—	—	—	—	—
Redemptions/repurchases of Preferred Stock		—	(5)	—	—	—	—	(5)
Share-based compensation expense, net of forfeitures	—	2	—	6,607	—	—	—	6,609
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(3,171)	(3,171)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	918	(918)	—
Comprehensive income:
Net income		—	—	—	—	—	122,253	122,253
Other comprehensive income		—	—	—	9,651	—	—	9,651
Total comprehensive income								131,904
Balance at September 30, 2018	103,488,326	$1,035	$28,887	$2,948,320	$17,489	$17,384	$(774,484)	$2,238,631
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2019	2018
Operating activities:
Net income	$79,337	$122,253
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	189,514	171,923
Amortization of lease incentives and acquisition-related intangible assets and liabilities	197	(1,488)
Share-based compensation expense	6,180	6,609
Credit losses on operating lease receivables	8,711	791
Write-off of mortgages and notes receivable	4,087	—
Accrued interest on mortgages and notes receivable	(151)	(336)
Amortization of debt issuance costs	2,194	2,126
Amortization of cash flow hedges	(1,158)	(1,275)
Amortization of mortgages and notes payable fair value adjustments	1,193	1,071
Impairments of real estate assets	5,849	—
Losses on debt extinguishment	640	—
Net gains on disposition of property	(10,218)	(16,975)
Equity in earnings of unconsolidated affiliates	(2,369)	(1,641)
Distributions of earnings from unconsolidated affiliates	730	1,943
Settlement of cash flow hedges	(11,749)	7,216
Changes in operating assets and liabilities:
Accounts receivable	(3,611)	4,778
Prepaid expenses and other assets	458	(1,487)
Accrued straight-line rents receivable	(20,955)	(17,945)
Accounts payable, accrued expenses and other liabilities	37,382	15,395
Net cash provided by operating activities	286,261	292,958
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	(19,365)	(50,649)
Investments in development in-process	(77,854)	(130,241)
Investments in tenant improvements and deferred leasing costs	(105,879)	(89,875)
Investments in building improvements	(36,383)	(52,151)
Net proceeds from disposition of real estate assets	45,250	35,441
Distributions of capital from unconsolidated affiliates	29	105
Repayments of mortgages and notes receivable	221	1,137
Payments of earnest money deposits	(50,000)	—
Changes in other investing activities	(6,279)	(4,671)
Net cash used in investing activities	(250,260)	(290,904)
Financing activities:
Dividends on Common Stock	(147,662)	(143,435)
Redemptions/repurchases of Preferred Stock	(18)	(5)
Dividends on Preferred Stock	(1,866)	(1,869)
Distributions to noncontrolling interests in the Operating Partnership	(3,894)	(3,895)
Distributions to noncontrolling interests in consolidated affiliates	(1,227)	(950)
Proceeds from the issuance of Common Stock	1,541	3,242
Costs paid for the issuance of Common Stock	—	(95)
Repurchase of shares related to tax withholdings	(1,784)	(1,671)
Borrowings on revolving credit facility	278,600	336,400
Repayments of revolving credit facility	(460,600)	(397,400)
Borrowings on mortgages and notes payable	747,990	345,863
Repayments of mortgages and notes payable	(326,400)	(211,345)
Changes in debt issuance costs and other financing activities	(7,800)	(2,948)
Net cash provided by/(used in) financing activities	76,880	(78,108)
Net increase/(decrease) in cash and cash equivalents and restricted cash	$112,881	$(76,054)

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows – Continued
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2019	2018
Net increase/(decrease) in cash and cash equivalents and restricted cash	$112,881	$(76,054)
Cash and cash equivalents and restricted cash at beginning of the period	10,143	88,333
Cash and cash equivalents and restricted cash at end of the period	$123,024	$12,279

Reconciliation of cash and cash equivalents and restricted cash:

	Nine Months Ended September 30,
	2019	2018
Cash and cash equivalents at end of the period	$116,724	$5,324
Restricted cash at end of the period	6,300	6,955
Cash and cash equivalents and restricted cash at end of the period	$123,024	$12,279

Supplemental disclosure of cash flow information:

	Nine Months Ended September 30,
	2019	2018
Cash paid for interest, net of amounts capitalized	$55,608	$56,771

Supplemental disclosure of non-cash investing and financing activities:

	Nine Months Ended September 30,
	2019	2018
Unrealized gains/(losses) on cash flow hedges	$(9,282)	$10,926
Conversions of Common Units to Common Stock	572	1,231
Changes in accrued capital expenditures	(7,407)	(10,396)
Write-off of fully depreciated real estate assets	59,428	63,820
Write-off of fully amortized leasing costs	34,203	26,660
Write-off of fully amortized debt issuance costs	1,791	2,733
Adjustment of noncontrolling interests in the Operating Partnership to fair value	19,025	(9,607)
Contributions from noncontrolling interests in consolidated affiliates	4,987	—
Initial recognition of lease liabilities related to right of use assets	35,349	—

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Balance Sheets
(Unaudited and in thousands, except unit and per unit data)

	September 30, 2019	December 31, 2018
Assets:
Real estate assets, at cost:
Land	$495,501	$491,441
Buildings and tenant improvements	4,844,229	4,676,862
Development in-process	133,189	165,537
Land held for development	94,550	128,248
	5,567,469	5,462,088
Less-accumulated depreciation	(1,388,166)	(1,296,562)
Net real estate assets	4,179,303	4,165,526
Cash and cash equivalents	116,724	3,769
Restricted cash	6,300	6,374
Accounts receivable	25,507	25,952
Mortgages and notes receivable, net of allowance of $19 and $44, respectively	1,542	5,599
Accrued straight-line rents receivable	233,078	220,088
Investments in and advances to unconsolidated affiliates	24,088	23,585
Deferred leasing costs, net of accumulated amortization of $148,019 and $149,275, respectively	196,048	195,273
Prepaid expenses and other assets, net of accumulated depreciation of $19,944 and $18,074, respectively	108,035	28,843
Total Assets	$4,890,625	$4,675,009
Liabilities, Redeemable Operating Partnership Units and Capital:
Mortgages and notes payable, net	$2,322,226	$2,085,831
Accounts payable, accrued expenses and other liabilities	272,989	218,922
Total Liabilities	2,595,215	2,304,753
Commitments and contingencies
Redeemable Operating Partnership Units:
Common Units, 2,725,703 and 2,738,703 outstanding, respectively	122,493	105,960
Series A Preferred Units (liquidation preference $1,000 per unit), 28,859 and 28,877 units issued and outstanding, respectively	28,859	28,877
Total Redeemable Operating Partnership Units	151,352	134,837
Capital:
Common Units:
General partner Common Units, 1,060,652 and 1,058,870 outstanding, respectively	21,221	22,078
Limited partner Common Units, 102,278,876 and 102,089,386 outstanding, respectively	2,101,109	2,185,852
Accumulated other comprehensive income/(loss)	(527)	9,913
Noncontrolling interests in consolidated affiliates	22,255	17,576
Total Capital	2,144,058	2,235,419
Total Liabilities, Redeemable Operating Partnership Units and Capital	$4,890,625	$4,675,009

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Income
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Rental and other revenues	$187,475	$179,417	$543,908	$538,647
Operating expenses:
Rental property and other expenses	64,135	61,153	185,244	180,248
Depreciation and amortization	60,850	57,661	189,514	171,923
Impairments of real estate assets	5,318	—	5,849	—
General and administrative	11,717	9,551	33,658	30,869
Total operating expenses	142,020	128,365	414,265	383,040
Interest expense	20,527	17,437	59,622	53,705
Other income/(loss)	174	818	(3,271)	1,735
Gains on disposition of property	3,515	3	10,218	16,975
Equity in earnings of unconsolidated affiliates	940	573	2,369	1,641
Net income	29,557	35,009	79,337	122,253
Net (income) attributable to noncontrolling interests in consolidated affiliates	(297)	(324)	(919)	(918)
Distributions on Preferred Units	(622)	(623)	(1,866)	(1,869)
Net income available for common unitholders	$28,638	$34,062	$76,552	$119,466
Earnings per Common Unit – basic:
Net income available for common unitholders	$0.27	$0.32	$0.72	$1.13
Weighted average Common Units outstanding – basic	106,046	105,866	105,998	105,808
Earnings per Common Unit – diluted:
Net income available for common unitholders	$0.27	$0.32	$0.72	$1.13
Weighted average Common Units outstanding – diluted	106,062	105,924	106,016	105,847

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Comprehensive income:
Net income	$29,557	$35,009	$79,337	$122,253
Other comprehensive income/(loss):
Unrealized gains/(losses) on cash flow hedges	(6,732)	2,187	(9,282)	10,926
Amortization of cash flow hedges	(283)	(654)	(1,158)	(1,275)
Total other comprehensive income/(loss)	(7,015)	1,533	(10,440)	9,651
Total comprehensive income	22,542	36,542	68,897	131,904
Less-comprehensive (income) attributable to noncontrolling interests	(297)	(324)	(919)	(918)
Comprehensive income attributable to common unitholders	$22,245	$36,218	$67,978	$130,986

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Capital
(Unaudited and in thousands)

	Three Months Ended September 30, 2019
	Common Units		Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance at June 30, 2019	$21,528	$2,131,256	$6,488	$22,401	$2,181,673
Issuances of Common Units, net of issuance costs and tax withholdings	5	483	—	—	488
Distributions on Common Units ($0.475 per unit)	(504)	(49,835)	—	—	(50,339)
Distributions on Preferred Units ($21.5625 per unit)	(7)	(615)	—	—	(622)
Share-based compensation expense, net of forfeitures	7	661	—	—	668
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(443)	(443)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	(100)	(9,809)	—	—	(9,909)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(3)	(294)	—	297	—
Comprehensive income:		—
Net income	295	29,262	—	—	29,557
Other comprehensive loss	—	—	(7,015)	—	(7,015)
Total comprehensive income					22,542
Balance at September 30, 2019	$21,221	$2,101,109	$(527)	$22,255	$2,144,058

	Nine Months Ended September 30, 2019
	Common Units		Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2018	$22,078	$2,185,852	$9,913	$17,576	$2,235,419
Issuances of Common Units, net of issuance costs and tax withholdings	(2)	(241)	—	—	(243)
Distributions on Common Units ($1.425 per unit)	(1,510)	(149,463)	—	—	(150,973)
Distributions on Preferred Units ($64.6875 per unit)	(19)	(1,847)	—	—	(1,866)
Share-based compensation expense, net of forfeitures	62	6,118	—	—	6,180
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(1,227)	(1,227)
Contributions from noncontrolling interests in consolidated affiliates	—	—	—	4,987	4,987
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	(172)	(16,944)	—	—	(17,116)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(9)	(910)	—	919	—
Comprehensive income:
Net income	793	78,544	—	—	79,337
Other comprehensive loss	—	—	(10,440)	—	(10,440)
Total comprehensive income					68,897
Balance at September 30, 2019	$21,221	$2,101,109	$(527)	$22,255	$2,144,058

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Capital - Continued
(Unaudited and in thousands)

	Three Months Ended September 30, 2018
	Common Units		Accumulated Other Comprehensive Income	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance at June 30, 2018	$21,778	$2,156,105	$15,956	$17,467	$2,211,306
Issuances of Common Units, net of issuance costs and tax withholdings	11	1,050	—	—	1,061
Distributions on Common Units ($0.4625 per unit)	(489)	(48,474)	—	—	(48,963)
Distributions on Preferred Units ($21.5625 per unit)	(7)	(616)	—	—	(623)
Share-based compensation expense, net of forfeitures	11	1,130	—	—	1,141
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(407)	(407)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	97	9,590	—	—	9,687
Net (income) attributable to noncontrolling interests in consolidated affiliates	(3)	(321)	—	324	—
Comprehensive income:
Net income	351	34,658	—	—	35,009
Other comprehensive income	—	—	1,533	—	1,533
Total comprehensive income					36,542
Balance at September 30, 2018	$21,749	$2,153,122	$17,489	$17,384	$2,209,744

	Nine Months Ended September 30, 2018
	Common Units		Accumulated Other Comprehensive Income	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2017	$21,830	$2,161,258	$7,838	$17,416	$2,208,342
Issuances of Common Units, net of issuance costs and tax withholdings	15	1,461	—	—	1,476
Distributions on Common Units ($1.3875 per unit)	(1,467)	(145,296)	—	—	(146,763)
Distributions on Preferred Units ($64.6875 per unit)	(19)	(1,850)	—	—	(1,869)
Share-based compensation expense, net of forfeitures	66	6,543	—	—	6,609
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(950)	(950)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	110	10,885	—	—	10,995
Net (income) attributable to noncontrolling interests in consolidated affiliates	(9)	(909)	—	918	—
Comprehensive income:
Net income	1,223	121,030	—	—	122,253
Other comprehensive income	—	—	9,651	—	9,651
Total comprehensive income					131,904
Balance at September 30, 2018	$21,749	$2,153,122	$17,489	$17,384	$2,209,744

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2019	2018
Operating activities:
Net income	$79,337	$122,253
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	189,514	171,923
Amortization of lease incentives and acquisition-related intangible assets and liabilities	197	(1,488)
Share-based compensation expense	6,180	6,609
Credit losses on operating lease receivables	8,711	791
Write-off of mortgages and notes receivable	4,087	—
Accrued interest on mortgages and notes receivable	(151)	(336)
Amortization of debt issuance costs	2,194	2,126
Amortization of cash flow hedges	(1,158)	(1,275)
Amortization of mortgages and notes payable fair value adjustments	1,193	1,071
Impairments of real estate assets	5,849	—
Losses on debt extinguishment	640	—
Net gains on disposition of property	(10,218)	(16,975)
Equity in earnings of unconsolidated affiliates	(2,369)	(1,641)
Distributions of earnings from unconsolidated affiliates	730	1,943
Settlement of cash flow hedges	(11,749)	7,216
Changes in operating assets and liabilities:
Accounts receivable	(3,611)	4,778
Prepaid expenses and other assets	458	(1,487)
Accrued straight-line rents receivable	(20,955)	(17,945)
Accounts payable, accrued expenses and other liabilities	37,382	15,395
Net cash provided by operating activities	286,261	292,958
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	(19,365)	(50,649)
Investments in development in-process	(77,854)	(130,241)
Investments in tenant improvements and deferred leasing costs	(105,879)	(89,875)
Investments in building improvements	(36,383)	(52,151)
Net proceeds from disposition of real estate assets	45,250	35,441
Distributions of capital from unconsolidated affiliates	29	105
Repayments of mortgages and notes receivable	221	1,137
Payments of earnest money deposits	(50,000)	—
Changes in other investing activities	(6,279)	(4,671)
Net cash used in investing activities	(250,260)	(290,904)
Financing activities:
Distributions on Common Units	(150,973)	(146,763)
Redemptions/repurchases of Preferred Units	(18)	(5)
Distributions on Preferred Units	(1,866)	(1,869)
Distributions to noncontrolling interests in consolidated affiliates	(1,227)	(950)
Proceeds from the issuance of Common Units	1,541	3,242
Costs paid for the issuance of Common Units	—	(95)
Repurchase of units related to tax withholdings	(1,784)	(1,671)
Borrowings on revolving credit facility	278,600	336,400
Repayments of revolving credit facility	(460,600)	(397,400)
Borrowings on mortgages and notes payable	747,990	345,863
Repayments of mortgages and notes payable	(326,400)	(211,345)
Changes in debt issuance costs and other financing activities	(8,383)	(3,515)
Net cash provided by/(used in) financing activities	76,880	(78,108)
Net increase/(decrease) in cash and cash equivalents and restricted cash	$112,881	$(76,054)

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows - Continued
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2019	2018
Net increase/(decrease) in cash and cash equivalents and restricted cash	$112,881	$(76,054)
Cash and cash equivalents and restricted cash at beginning of the period	10,143	88,333
Cash and cash equivalents and restricted cash at end of the period	$123,024	$12,279

Reconciliation of cash and cash equivalents and restricted cash:

	Nine Months Ended September 30,
	2019	2018
Cash and cash equivalents at end of the period	$116,724	$5,324
Restricted cash at end of the period	6,300	6,955
Cash and cash equivalents and restricted cash at end of the period	$123,024	$12,279

Supplemental disclosure of cash flow information:

	Nine Months Ended September 30,
	2019	2018
Cash paid for interest, net of amounts capitalized	$55,608	$56,771

Supplemental disclosure of non-cash investing and financing activities:

	Nine Months Ended September 30,
	2019	2018
Unrealized gains/(losses) on cash flow hedges	$(9,282)	$10,926
Changes in accrued capital expenditures	(7,407)	(10,396)
Write-off of fully depreciated real estate assets	59,428	63,820
Write-off of fully amortized leasing costs	34,203	26,660
Write-off of fully amortized debt issuance costs	1,791	2,733
Adjustment of Redeemable Common Units to fair value	16,533	(11,562)
Contributions from noncontrolling interests in consolidated affiliates	4,987	—
Initial recognition of lease liabilities related to right of use assets	35,349	—

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(tabular dollar amounts in thousands, except per share and per unit data)
(Unaudited)

1.    Description of Business and Significant Accounting Policies

Description of Business

Highwoods Properties, Inc. (the “Company”) is a fully integrated real estate investment trust (“REIT”) that provides leasing, management, development, construction and other customer-related services for its properties and for third parties. The Company conducts its activities through Highwoods Realty Limited Partnership (the “Operating Partnership”). At September 30, 2019, we owned or had an interest in 31.2 million rentable square feet of in-service properties, 1.2 million rentable square feet of office properties under development and approximately 275 acres of development land.

The Company is the sole general partner of the Operating Partnership. At September 30, 2019, the Company owned all of the Preferred Units and 103.3 million, or 97.4%, of the Common Units in the Operating Partnership. Limited partners owned the remaining 2.7 million Common Units. During the nine months ended September 30, 2019, the Company redeemed 13,000 Common Units for a like number of shares of Common Stock.

Basis of Presentation

Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The Company’s Consolidated Financial Statements include the Operating Partnership, wholly owned subsidiaries and those entities in which the Company has the controlling interest. The Operating Partnership's Consolidated Financial Statements include wholly owned subsidiaries and those entities in which the Operating Partnership has the controlling interest. We consolidate joint venture investments, such as interests in partnerships and limited liability companies, when we control the major operating and financial policies of the investment through majority ownership, in our capacity as a general partner or managing member or through some other contractual right. In addition, we consolidate those entities deemed to be variable interest entities in which we are determined to be the primary beneficiary. At September 30, 2019, we have involvement with, and are the primary beneficiary in, an entity that we concluded to be a variable interest entity (see Note 3). All intercompany transactions and accounts have been eliminated.

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

Certain amounts within the Consolidated Statements of Income for the three and nine months ended September 30, 2018 were removed and/or combined to conform to the current year presentation.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in our Consolidated Financial Statements and accompanying notes. Actual results could differ from those estimates.

Real Estate and Related Assets

Real estate and related assets are recorded at cost and stated at cost less accumulated depreciation. Renovations, replacements and other expenditures that improve or extend the life of assets are capitalized and depreciated over their estimated useful lives. Expenditures for ordinary maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful life of 40 years for buildings and depreciable land infrastructure costs, 15 years for building improvements and five to seven years for furniture, fixtures and equipment. Tenant improvements are amortized using the straight-line method over initial fixed terms of the respective leases, which generally are from three to 10 years. Depreciation expense for real estate assets was $51.3 million and $48.1 million for the three months ended September 30, 2019 and 2018, respectively, and $159.7 million and $142.4 million for the nine months ended September 30, 2019 and 2018, respectively.

Leases

See Note 2 for policies and related disclosures with respect to our leases as both a lessee and lessor.

Insurance

We are primarily self-insured for health care claims for participating employees. We have stop-loss coverage to limit our exposure to significant claims on a per claim and annual aggregate basis. We determine our liabilities for claims, including incurred but not reported losses, based on all relevant information, including actuarial estimates of claim liabilities. At September 30, 2019, a reserve of $0.5 million was recorded to cover estimated reported and unreported claims.

Other Events

During the third quarter of 2019, we announced a series of planned investment activities. First, we have agreed to acquire Bank of America Tower at Legacy Union in Charlotte’s uptown CBD submarket for a total investment of $436 million. Bank of America Tower at Legacy Union is a trophy, LEED gold-registered office building encompassing 841,000 square feet with structured parking that delivers this year. The acquisition is scheduled to close in November 2019. We have posted earnest money deposits totaling $50 million that are non-refundable except in limited circumstances. Second, we have a two-phased plan to exit the Greensboro and Memphis markets. The first phase consists of selling a select portfolio of assets in Greensboro and Memphis by mid-2020 with a total sales price that approximates the $436 million total investment for Bank of America Tower at Legacy Union and closing the division offices. We can provide no assurances, however, that we will dispose of any of these assets on favorable terms, or at all, because the dispositions are subject to the negotiation and execution of definitive and binding purchase and sale agreements and would then be subject to the buyers’ completion of satisfactory due diligence and other customary closing conditions. The second phase is the planned sale of the remaining assets in both markets. There is no pre-determined timetable for the second phase. As a result of the announced plan to exit the Greensboro and Memphis markets and close our division offices, we recorded $0.7 million of severance costs in the third quarter of 2019 and expect to record an additional $1.5 million in the fourth quarter of 2019.

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

On January 1, 2019, we adopted Accounting Standards Codification Topic 842 “Leases” (“ASC 842”), which supersedes Accounting Standards Codification Topic 840 “Leases” (“ASC 840”). Information in this Note 2 with respect to our leases and lease related costs as both lessee and lessor and lease related receivables as lessor is presented under ASC 842 as of September 30, 2019 and for the three and nine months ended September 30, 2019 and under ASC 840 as of and for the year ended December 31, 2018.

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

Some of our leases have termination options and/or extension options. Termination options allow the customer to terminate the lease prior to the end of the lease term under certain circumstances. Termination options generally become effective half way or further into the original lease term and require advance notification from the customer and payment of a termination fee that reimburses us for a portion of the remaining rent under the original lease term and the undepreciated lease inception costs such as commissions, tenant improvements and lease incentives. Termination fee income is recognized on a straight-line basis from the date of the executed termination agreement through lease expiration when the amount of the fee is determinable and collectability of the fee is reasonably assured. Our extension options generally require a re-negotiation with the customer at market rates.

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

We recognized rental and other revenues related to operating lease payments of $184.2 million and $534.2 million, respectively, during the three and nine months ended September 30, 2019, of which variable lease payments were $17.3 million and $49.2 million, respectively. The following table sets forth the undiscounted cash flows for future minimum base rents to be received from customers for leases in effect at September 30, 2019 for the properties that we wholly own:

October 1 through December 31, 2019	$156,920
2020	619,066
2021	577,843
2022	544,683
2023	483,709
2024	422,362
Thereafter	1,820,576
$4,625,159

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
$4,709,303

Information as Lessee Under ASC 842

We have 20 properties subject to operating ground leases in Atlanta, Nashville, Orlando, Raleigh and Tampa with a weighted average remaining term of 52 years. Rental payments on these leases are adjusted periodically based on either the CPI or on a pre-determined schedule. The monthly payments on a pre-determined schedule are recognized on a straight-line basis over the terms of the respective leases. Changes in the CPI are not estimated as part of our measurement of straight-line rental expense. Upon initial adoption of ASC 842, we recognized a lease liability of $35.3 million (in accounts payable, accrued expenses and other liabilities) and a related right of use asset of $29.7 million (in prepaid expenses and other assets) on our Consolidated Balance Sheets equal to the present value of the minimum lease payments required under each ground lease. The difference between the recorded lease liability and right of use asset represents the accrued straight-line rent liability previously recognized under ASC 840. We used a discount rate of approximately 4.5%, which was derived from our assessment of the credit quality of the Company and adjusted to reflect secured borrowing, estimated yield curves and long-term spread adjustments over appropriate tenors. Some of our ground leases contain extension options; however, these did not impact our calculation of the right of use asset and liability as they extend beyond the useful life of the properties subject to the operating ground leases. We recognized $0.6 million and $1.8 million of ground lease expense during the three and nine months ended September 30, 2019, respectively. Cash payments related to these leases were $0.5 million and $1.7 million during the three and nine months ended September 30, 2019, respectively.

The following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments on operating ground leases at September 30, 2019 and a reconciliation of those cash flows to the operating lease liability at September 30, 2019:

October 1 through December 31, 2019	$517
2020	2,086
2021	2,127
2022	2,169
2023	2,167
2024	2,123
Thereafter	83,697
94,886
Discount	(59,869)
Lease liability	$35,017

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
$97,860

3.    Consolidated Variable Interest Entity

During the second quarter of 2019, we and The Bromley Companies formed a joint venture (the "Midtown One joint venture”) to construct Midtown One, a 150,000 square foot, multi-customer office building located in the mixed-use Midtown Tampa project in Tampa’s Westshore submarket. Midtown One has an anticipated total investment of $71.3 million. Construction of Midtown One began in the third quarter of 2019 with a scheduled completion date in the second quarter of 2021. At closing, we agreed to contribute cash of $20.0 million ($13.6 million of which was funded and/or placed in escrow as of September 30, 2019) in exchange for an 80.0% interest in the Midtown One joint venture and The Bromley Companies contributed land valued at $5.0 million in exchange for the remaining 20.0% interest. We also committed to provide a $46.3 million interest-only secured construction loan to the Midtown One joint venture that is scheduled to mature on the second anniversary of completion. The loan bears interest at LIBOR plus 250 basis points. As of September 30, 2019, no amounts under the loan have been funded.

We determined that we have a variable interest in the Midtown One joint venture primarily because the entity was designed to pass along interest rate risk, equity price risk and operation risk to us as both a debt and an equity holder and The Bromley Companies as an equity holder. The Midtown One joint venture was further determined to be a variable interest entity as it requires additional subordinated financial support in the form of a loan because the initial equity investment provided by us and The Bromley Companies is not sufficient to finance its planned investments and operations. We, as majority owner and managing member and through our control rights as set forth in the joint venture's governance documents, were determined to be the primary beneficiary as we have both the power to direct the activities that most significantly affect the entity (primarily lease rates, property operations and capital expenditures) and significant economic exposure through our equity investment and loan commitment. As such, the Midtown One joint venture was consolidated as of September 30, 2019 and for the period May 29, 2019 through September 30, 2019 and all intercompany transactions and accounts were eliminated. The following table sets forth the assets and liabilities of the Midtown One joint venture included on our Consolidated Balance Sheets:

September 30, 2019
Development in-process	$19,602
Accounts payable, accrued expenses and other liabilities	$798

The assets of the Midtown One joint venture can be used only to settle obligations of the joint venture and its creditors have no recourse to our wholly owned assets.

4.    Real Estate Assets

Acquisitions

During the third quarter of 2019, we acquired development land in Raleigh for a purchase price, including capitalized acquisition costs, of $6.6 million.

Dispositions

During the third quarter of 2019, we sold a building and land parcels for an aggregate sale price of $14.3 million and recorded aggregate gains on disposition of property of $3.5 million.

During the second quarter of 2019, we sold two buildings and land for an aggregate sale price of $32.5 million and recorded aggregate gains on disposition of property of $6.7 million.

Impairments

During the third quarter of 2019, we recorded aggregate impairments of real estate assets of $5.3 million as a result of shortened hold periods from classifying all of our assets in Greensboro and Memphis as non-core.

During the second quarter of 2019, we recorded an impairment of real estate assets of $0.5 million, which resulted from a change in market-based inputs and our assumptions about the use of the assets.

5.    Intangible Assets and Below Market Lease Liabilities

The following table sets forth total intangible assets and acquisition-related below market lease liabilities, net of accumulated amortization:

	September 30, 2019	December 31, 2018
Assets:
Deferred leasing costs (including lease incentives and above market lease and in-place lease acquisition-related intangible assets)	$344,067	$344,548
Less accumulated amortization	(148,019)	(149,275)
	$196,048	$195,273
Liabilities (in accounts payable, accrued expenses and other liabilities):
Acquisition-related below market lease liabilities	$53,861	$57,955
Less accumulated amortization	(33,285)	(32,307)
	$20,576	$25,648

The following table sets forth amortization of intangible assets and below market lease liabilities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Amortization of deferred leasing costs and acquisition-related intangible assets (in depreciation and amortization)	$9,003	$8,969	$28,077	$27,671
Amortization of lease incentives (in rental and other revenues)	$540	$452	$3,848	$1,357
Amortization of acquisition-related intangible assets (in rental and other revenues)	$305	$415	$1,005	$1,292
Amortization of acquisition-related intangible assets (in rental property and other expenses)	$140	$140	$416	$416
Amortization of acquisition-related below market lease liabilities (in rental and other revenues)	$(1,656)	$(1,535)	$(5,072)	$(4,553)

The following table sets forth scheduled future amortization of intangible assets and below market lease liabilities:

	Amortization of Deferred Leasing Costs and Acquisition-Related Intangible Assets (in Depreciation and Amortization)	Amortization of Lease Incentives (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental Property and Other Expenses)	Amortization of Acquisition-Related Below Market Lease Liabilities (in Rental and Other Revenues)
October 1 through December 31, 2019	$9,538	$428	$258	$137	$(1,349)
2020	34,968	1,584	954	514	(5,107)
2021	30,100	1,338	631	—	(4,152)
2022	25,689	1,104	462	—	(3,086)
2023	22,180	1,025	308	—	(2,707)
Thereafter	58,995	4,735	1,100	—	(4,175)
	$181,470	$10,214	$3,713	$651	$(20,576)
Weighted average remaining amortization periods as of September 30, 2019 (in years)	7.3	9.3	6.5	1.2	5.2

6.    Mortgages and Notes Payable

The following table sets forth our mortgages and notes payable:

	September 30, 2019	December 31, 2018
Secured indebtedness	$95,779	$97,179
Unsecured indebtedness	2,239,999	1,997,816
Less-unamortized debt issuance costs	(13,552)	(9,164)
Total mortgages and notes payable, net	$2,322,226	$2,085,831

At September 30, 2019, our secured mortgage loan was collateralized by real estate assets with an undepreciated book value of $146.3 million.

Our $600.0 million unsecured revolving credit facility is scheduled to mature in January 2022 and includes an accordion feature that allows for an additional $400.0 million of borrowing capacity subject to additional lender commitments. Assuming no defaults have occurred, we have an option to extend the maturity for two additional six-month periods. The interest rate at our current credit ratings is LIBOR plus 100 basis points and the annual facility fee is 20 basis points. There were no amounts outstanding under our revolving credit facility at both September 30, 2019 and October 15, 2019. At both September 30, 2019 and October 15, 2019, we had $0.1 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at both September 30, 2019 and October 15, 2019 was $599.9 million.

During the third quarter of 2019, the Operating Partnership issued $400.0 million aggregate principal amount of 3.050% notes due February 2030, less original issuance discount of $1.0 million. These notes were priced to yield 3.079%. Underwriting fees and other expenses were incurred that aggregated $3.4 million; these costs were deferred and will be amortized over the term of the notes.

During the third quarter of 2019, we prepaid without penalty $100.0 million of our $200.0 million unsecured bank term loan that is scheduled to mature in January 2022. The interest rate on the term loan at our current credit ratings is LIBOR plus 110 basis points. We recorded $0.3 million of loss on debt extinguishment related to this prepayment.

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

During the third quarter of 2019, we entered into $150.0 million notional amount of forward-starting swaps that effectively locked the underlying 10-year treasury rate at 1.87% with respect to a planned issuance of debt securities by the Operating Partnership. Upon the subsequent issuance of the $400.0 million aggregate principal amount of 3.050% notes due February 2030 during the third quarter of 2019, we terminated the forward-starting swaps and paid cash upon settlement. The unrealized loss of $6.6 million in accumulated other comprehensive income/(loss) will be reclassified to interest expense as interest payments are made on the debt.

During 2018, we entered into an aggregate of $225.0 million notional amount of forward-starting swaps that effectively locked the underlying 10-year treasury rate at a weighted average of 2.86% with respect to a planned issuance of debt securities by the Operating Partnership. Upon issuance of the $350.0 million aggregate principal amount of 4.20% notes due April 2029 during the first quarter of 2019, we terminated the forward-starting swaps and paid cash upon settlement. The unrealized loss of $5.1 million in accumulated other comprehensive income/(loss) will be reclassified to interest expense as interest payments are made on the debt.

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

Amounts reported in accumulated other comprehensive income/(loss) related to derivatives will be reclassified to interest expense as interest payments are made on our debt. During the period from October 1, 2019 through September 30, 2020, we estimate that $0.3 million will be reclassified as a net decrease to interest expense.

The following table sets forth the gross fair value of our derivatives:

	September 30, 2019	December 31, 2018
Derivatives:
Derivatives designated as cash flow hedges in prepaid expenses and other assets:
Interest rate swaps	$—	$1,146
Derivatives designated as cash flow hedges in accounts payable, accrued expenses and other liabilities:
Interest rate swaps	$284	$3,581

The following table sets forth the effect of our cash flow hedges on accumulated other comprehensive income/(loss) and interest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Derivatives Designated as Cash Flow Hedges:
Amount of unrealized gains/(losses) recognized in accumulated other comprehensive income/(loss) on derivatives:
Interest rate swaps	$(6,732)	$2,187	$(9,282)	$10,926
Amount of gains reclassified out of accumulated other comprehensive income/(loss) into interest expense:
Interest rate swaps	$(283)	$(654)	$(1,158)	$(1,275)

8.	Noncontrolling Interests

Noncontrolling Interests in Consolidated Affiliates

At September 30, 2019, our noncontrolling interests in consolidated affiliates relate to our joint venture partners' 50.0% interest in office properties in Richmond and 20.0% interest in an office development property in Tampa. Our joint venture partners are unrelated third parties.

Noncontrolling Interests in the Operating Partnership

The following table sets forth the Company's noncontrolling interests in the Operating Partnership:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Beginning noncontrolling interests in the Operating Partnership	$112,778	$142,323	$105,960	$144,009
Adjustment of noncontrolling interests in the Operating Partnership to fair value	10,493	(9,335)	19,025	(9,607)
Conversions of Common Units to Common Stock	(219)	(147)	(572)	(1,231)
Net income attributable to noncontrolling interests in the Operating Partnership	737	902	1,974	3,171
Distributions to noncontrolling interests in the Operating Partnership	(1,296)	(1,296)	(3,894)	(3,895)
Total noncontrolling interests in the Operating Partnership	$122,493	$132,447	$122,493	$132,447

The following table sets forth net income available for common stockholders and transfers from the Company's noncontrolling interests in the Operating Partnership:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income available for common stockholders	$27,901	$33,160	$74,578	$116,295
Increase in additional paid in capital from conversions of Common Units to Common Stock	219	147	572	1,231
Change from net income available for common stockholders and transfers from noncontrolling interests	$28,120	$33,307	$75,150	$117,526

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

Our Level 3 assets include any real estate assets recorded at fair value on a non-recurring basis as a result of our quarterly impairment analysis, which are valued using unobservable local and national industry market data such as comparable sales, appraisals, brokers' opinions of value and/or the terms of definitive sales contracts. Significant increases or decreases in any valuation inputs in isolation would result in a significantly lower or higher fair value measurement.

The following table sets forth our assets and liabilities and the Company's noncontrolling interests in the Operating Partnership that are measured or disclosed at fair value within the fair value hierarchy.

		Level 1	Level 2	Level 3
	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
Fair Value at September 30, 2019:
Assets:
Mortgages and notes receivable, at fair value (1)	$1,542	$—	$1,542	$—
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	2,170	2,170	—	—
Impaired real estate assets	7,580	—	—	7,580
Total Assets	$11,292	$2,170	$1,542	$7,580
Noncontrolling Interests in the Operating Partnership	$122,493	$122,493	$—	$—
Liabilities:
Mortgages and notes payable, net, at fair value (1)	$2,391,434	$—	$2,391,434	$—
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	284	—	284	—
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	2,170	2,170	—	—
Total Liabilities	$2,393,888	$2,170	$2,391,718	$—

Fair Value at December 31, 2018:
Assets:
Mortgages and notes receivable, at fair value (1)	$5,599	$—	$5,599	$—
Interest rate swaps (in prepaid expenses and other assets)	1,146	—	1,146	—
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	1,849	1,849	—	—
Impaired real estate assets	10,252	—	—	10,252
Total Assets	$18,846	$1,849	$6,745	$10,252
Noncontrolling Interests in the Operating Partnership	$105,960	$105,960	$—	$—
Liabilities:
Mortgages and notes payable, net, at fair value (1)	$2,056,248	$—	$2,056,248	$—
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	3,581	—	3,581	—
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	1,849	1,849	—	—
Total Liabilities	$2,061,678	$1,849	$2,059,829	$—

__________
(1)    Amounts recorded at historical cost on our Consolidated Balance Sheets at September 30, 2019 and December 31, 2018.

The Level 3 impaired real estate assets measured at a fair value of $7.6 million in the third quarter of 2019 include an office building and land held for development. The aggregate impairments resulted from a change in our assumptions about the use of the assets and were calculated using brokers’ opinions of value and comparable sales as observable inputs were not available.

The Level 3 impaired real estate assets measured at fair values of $0.7 million and $10.3 million in the second quarter of 2019 and fourth quarter of 2018, respectively, include land held for development. The impairments resulted from a change in our assumptions about the use of the assets and were calculated using the terms of definitive sales contracts as observable inputs were not available.

10.	Share-Based Payments

During the nine months ended September 30, 2019, the Company granted 103,590 shares of time-based restricted stock and 87,344 shares of total return-based restricted stock with weighted average grant date fair values per share of $45.98 and $39.42, respectively. We recorded share-based compensation expense of $0.7 million and $1.1 million during the three months ended September 30, 2019 and 2018, respectively, and $6.2 million and $6.6 million during the nine months ended September 30, 2019 and 2018, respectively. At September 30, 2019, there was $6.2 million of total unrecognized share-based compensation costs, which will be recognized over a weighted average remaining contractual term of 2.3 years.

11.	Accumulated Other Comprehensive Income/(Loss)

The following table sets forth the components of accumulated other comprehensive income/(loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cash flow hedges:
Beginning balance	$6,488	$15,956	$9,913	$7,838
Unrealized gains/(losses) on cash flow hedges	(6,732)	2,187	(9,282)	10,926
Amortization of cash flow hedges (1)	(283)	(654)	(1,158)	(1,275)
Total accumulated other comprehensive income/(loss)	$(527)	$17,489	$(527)	$17,489
__________
(1)    Amounts reclassified out of accumulated other comprehensive income/(loss) into interest expense.

12.	Earnings Per Share and Per Unit

The following table sets forth the computation of basic and diluted earnings per share of the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Earnings per Common Share - basic:
Numerator:
Net income	$29,557	$35,009	$79,337	$122,253
Net (income) attributable to noncontrolling interests in the Operating Partnership	(737)	(902)	(1,974)	(3,171)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(297)	(324)	(919)	(918)
Dividends on Preferred Stock	(622)	(623)	(1,866)	(1,869)
Net income available for common stockholders	$27,901	$33,160	$74,578	$116,295
Denominator:
Denominator for basic earnings per Common Share – weighted average shares	103,727	103,471	103,674	103,408
Net income available for common stockholders	$0.27	$0.32	$0.72	$1.12
Earnings per Common Share - diluted:
Numerator:
Net income	$29,557	$35,009	$79,337	$122,253
Net (income) attributable to noncontrolling interests in consolidated affiliates	(297)	(324)	(919)	(918)
Dividends on Preferred Stock	(622)	(623)	(1,866)	(1,869)
Net income available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	$28,638	$34,062	$76,552	$119,466
Denominator:
Denominator for basic earnings per Common Share – weighted average shares	103,727	103,471	103,674	103,408
Add:
Stock options using the treasury method	16	58	18	39
Noncontrolling interests Common Units	2,728	2,804	2,733	2,809
Denominator for diluted earnings per Common Share – adjusted weighted average shares and assumed conversions (1)	106,471	106,333	106,425	106,256
Net income available for common stockholders	$0.27	$0.32	$0.72	$1.12
__________

(1)	Includes all unvested restricted stock where dividends on such restricted stock are non-forfeitable.

The following table sets forth the computation of basic and diluted earnings per unit of the Operating Partnership:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Earnings per Common Unit - basic:
Numerator:
Net income	$29,557	$35,009	$79,337	$122,253
Net (income) attributable to noncontrolling interests in consolidated affiliates	(297)	(324)	(919)	(918)
Distributions on Preferred Units	(622)	(623)	(1,866)	(1,869)
Net income available for common unitholders	$28,638	$34,062	$76,552	$119,466
Denominator:
Denominator for basic earnings per Common Unit – weighted average units	106,046	105,866	105,998	105,808
Net income available for common unitholders	$0.27	$0.32	$0.72	$1.13
Earnings per Common Unit - diluted:
Numerator:
Net income	$29,557	$35,009	$79,337	$122,253
Net (income) attributable to noncontrolling interests in consolidated affiliates	(297)	(324)	(919)	(918)
Distributions on Preferred Units	(622)	(623)	(1,866)	(1,869)
Net income available for common unitholders	$28,638	$34,062	$76,552	$119,466
Denominator:
Denominator for basic earnings per Common Unit – weighted average units	106,046	105,866	105,998	105,808
Add:
Stock options using the treasury method	16	58	18	39
Denominator for diluted earnings per Common Unit – adjusted weighted average units and assumed conversions (1)	106,062	105,924	106,016	105,847
Net income available for common unitholders	$0.27	$0.32	$0.72	$1.13
__________

(1)	Includes all unvested restricted stock where distributions on such restricted stock are non-forfeitable.

13.	Segment Information

The following tables summarize the rental and other revenues and net operating income, the primary industry property-level performance metric used by our chief operating decision maker and which is defined as rental and other revenues less rental property and other expenses, for each of our reportable segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Rental and Other Revenues:
Office:
Atlanta	$39,120	$35,375	$113,115	$105,635
Greensboro	5,524	5,349	16,611	16,753
Memphis	9,967	10,121	29,669	30,228
Nashville	34,748	29,927	99,256	91,319
Orlando	12,854	13,352	39,781	40,103
Pittsburgh	15,154	14,982	45,463	45,587
Raleigh	30,688	30,432	90,458	89,518
Richmond	12,576	11,262	37,203	33,204
Tampa	23,563	25,460	62,631	76,726
Total Office Segment	184,194	176,260	534,187	529,073
Other	3,281	3,157	9,721	9,574
Total Rental and Other Revenues	$187,475	$179,417	$543,908	$538,647

Net Operating Income:
Office:
Atlanta	$24,372	$21,443	$72,614	$65,721
Greensboro	3,500	3,372	10,715	10,817
Memphis	6,104	6,471	18,336	19,289
Nashville	25,191	21,896	71,717	66,306
Orlando	7,889	8,195	24,452	24,551
Pittsburgh	9,150	8,969	27,179	27,189
Raleigh	22,066	22,018	65,363	65,384
Richmond	8,337	7,376	25,499	22,616
Tampa	14,339	16,188	35,715	49,448
Total Office Segment	120,948	115,928	351,590	351,321
Other	2,392	2,336	7,074	7,078
Total Net Operating Income	123,340	118,264	358,664	358,399
Reconciliation to net income:
Depreciation and amortization	(60,850)	(57,661)	(189,514)	(171,923)
Impairments of real estate assets	(5,318)	—	(5,849)	—
General and administrative expenses	(11,717)	(9,551)	(33,658)	(30,869)
Interest expense	(20,527)	(17,437)	(59,622)	(53,705)
Other income/(loss)	174	818	(3,271)	1,735
Gains on disposition of property	3,515	3	10,218	16,975
Equity in earnings of unconsolidated affiliates	940	573	2,369	1,641
Net income	$29,557	$35,009	$79,337	$122,253

14.	Subsequent Events

On October 17, 2019, the Company declared a cash dividend of $0.475 per share of Common Stock, which is payable on December 3, 2019 to stockholders of record as of November 11, 2019.

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

Edward J. Fritsch, 60, retired as Chief Executive Officer and member of the Board of Directors effective September 1, 2019. Theodore J. Klinck, 53, assumed the role of Chief Executive Officer and director upon Mr. Fritsch’s retirement. See “Part II. Item 5. Other Information.”

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

Disclosure Regarding Forward-Looking Statements

Some of the information in this Quarterly Report may contain forward-looking statements. Such statements include, in particular, statements about our plans, strategies and prospects under this section. You can identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions or expectations will be achieved. When considering such forward-looking statements, you should keep in mind the following important factors that could cause our actual results to differ materially from those contained in any forward-looking statement:

•	the closing of the planned acquisition of Bank of America Tower at Legacy Union may not occur on the terms described in this report or at all;

•	buyers may not be available and pricing may not be adequate with respect to the planned dispositions of non-core assets;

•	comparable sales data on which we based our expectations with respect to the sales price of the non-core assets may not reflect current market trends;

•	anticipated general and administrative expense savings related to the closure of our Greensboro and Memphis division offices may not be realized;

•	the financial condition of our customers could deteriorate;

•	we may not be able to lease or re-lease second generation space, defined as previously occupied space that becomes available for lease, quickly or on as favorable terms as old leases;

•	we may not be able to lease newly constructed buildings as quickly or on as favorable terms as originally anticipated;

•	we may not be able to complete development, acquisition, reinvestment, disposition or joint venture projects as quickly or on as favorable terms as anticipated;

•	development activity in our existing markets could result in an excessive supply relative to customer demand;

•	our markets may suffer declines in economic and/or office employment growth;

•	unanticipated increases in interest rates could increase our debt service costs;

•	unanticipated increases in operating expenses could negatively impact our operating results;

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

The key components affecting our rental and other revenues are average occupancy, rental rates, cost recovery income, new developments placed in service, acquisitions and dispositions. Average occupancy generally increases during times of improving economic growth, as our ability to lease space outpaces vacancies that occur upon the expirations of existing leases. Average occupancy generally declines during times of slower or negative economic growth, when new vacancies tend to outpace our ability to lease space. Asset acquisitions, dispositions and new developments placed in service directly impact our rental revenues and could impact our average occupancy, depending upon the occupancy rate of the properties that are acquired, sold or placed in service. A further indicator of the predictability of future revenues is the expected lease expirations of our portfolio. As a result, in addition to seeking to increase our average occupancy by leasing current vacant space, we also concentrate our leasing efforts on renewing existing leases prior to expiration. For more information regarding our lease expirations, see "Properties - Lease Expirations" in our 2018 Annual Report on Form 10-K. Occupancy in our office portfolio decreased from 91.6% at December 31, 2018 to 91.2% at September 30, 2019.

Whether or not our rental revenue tracks average occupancy proportionally depends upon whether GAAP rents under signed new and renewal leases are higher or lower than the GAAP rents under expiring leases. Annualized rental revenues from second generation leases expiring during any particular year are typically less than 15% of our total annual rental revenues. The following table sets forth information regarding second generation office leases signed during the third quarter of 2019 (we define second generation office leases as leases with new customers and renewals of existing customers in office space that has been previously occupied under our ownership and leases with respect to vacant space in acquired buildings):

	New	Renewal	All Office
Leased space (in rentable square feet)	366,923	571,779	938,702
Average term (in years - rentable square foot weighted)	6.7	6.3	6.5
Base rents (per rentable square foot) (1)	$30.02	$29.11	$29.46
Rent concessions (per rentable square foot) (1)	(0.69)	(0.56)	(0.61)
GAAP rents (per rentable square foot) (1)	$29.33	$28.55	$28.85
Tenant improvements (per rentable square foot) (1)	$5.19	$2.59	$3.61
Leasing commissions (per rentable square foot) (1)	$1.11	$0.70	$0.86
__________

(1)	Weighted average per rentable square foot on an annual basis over the lease term.

Annual combined GAAP rents for new and renewal leases signed in the third quarter were $28.85 per rentable square foot, 19.4% higher compared to previous leases in the same office spaces.

We strive to maintain a diverse, stable and creditworthy customer base. We have an internal guideline whereby customers that account for more than 3% of our revenues are periodically reviewed with the Company's Board of Directors. As of September 30, 2019, no customer accounted for more than 3% of our cash revenues other than the Federal Government, which accounted for less than 5% of our cash revenues on an annualized basis. Upon completion of the MetLife III development project in Raleigh, it is expected that MetLife will account for approximately 3.3% of our revenues based on annualized cash revenues for September 2019.

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

Net Operating Income

Whether or not we record increasing net operating income (“NOI”) in our same property portfolio depends upon our ability to garner higher rental revenues, whether from higher average occupancy, higher GAAP rents per rentable square foot or higher cost recovery income, that exceed any corresponding growth in operating expenses. Same property NOI was $1.8 million, or 1.6%, higher in the third quarter of 2019 as compared to 2018 due to an increase in same property revenues of $4.4 million offset by an increase of $2.5 million in same property expenses.

In addition to the effect of same property NOI, whether or not NOI increases depends upon whether the NOI from our acquired properties and development properties placed in service exceeds the NOI from property dispositions. NOI was $5.1 million, or 4.3%, higher in the third quarter of 2019 as compared to 2018 due to the increase in our same property NOI and the impact of development properties placed in service, partly offset by NOI lost from property dispositions.

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

Rental and other revenues are our principal source of funds to meet our short-term liquidity requirements. Other sources of funds for short-term liquidity needs include available working capital and borrowings under our revolving credit facility, which had $599.9 million of availability at October 15, 2019. Our short-term liquidity requirements primarily consist of operating expenses, interest and principal amortization on our debt, distributions and capital expenditures, including building improvement costs, tenant improvement costs and lease commissions. Building improvements are capital costs to maintain or enhance existing buildings not typically related to a specific customer. Tenant improvements are the costs required to customize space for the specific needs of customers. We anticipate that our available cash and cash equivalents and cash provided by operating activities and planned financing activities, including borrowings under our revolving credit facility, will be adequate to meet our short-term liquidity requirements. We use our revolving credit facility for working capital purposes and for the short-term funding of our development and acquisition activity and, in certain instances, the repayment of other debt. Continued ability to borrow under the revolving credit facility allows us to quickly capitalize on strategic opportunities at short-term interest rates.

Our long-term liquidity uses generally consist of the retirement or refinancing of debt upon maturity, funding of building improvements, new building developments and land infrastructure projects and funding acquisitions of buildings and development land. Our expected future capital expenditures for started and/or committed new development projects were approximately $316 million at September 30, 2019. Additionally, we may, from time to time, retire outstanding equity and/or debt securities through redemptions, open market repurchases, privately negotiated acquisitions or otherwise.

We expect to meet our long-term liquidity needs through a combination of:

•	cash flow from operating activities;

•	bank term loans and borrowings under our revolving credit facility;

•	the issuance of unsecured debt;

•	the issuance of secured debt;

•	the issuance of equity securities by the Company or the Operating Partnership; and

•	the disposition of non-core assets.

At September 30, 2019, our leverage ratio, as measured by the ratio of our mortgages and notes payable and outstanding preferred stock to the undepreciated book value of our assets, was 37.4% and there were 106.5 million diluted shares of Common Stock outstanding.

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

Market Rotation Plan

During the third quarter of 2019, we announced a series of planned investment activities. First, we have agreed to acquire Bank of America Tower at Legacy Union in Charlotte’s uptown CBD submarket for a total investment of $436 million. Bank of America Tower at Legacy Union is a trophy, LEED gold-registered office building encompassing 841,000 square feet with structured parking that delivers this year. The acquisition is scheduled to close in November 2019. We have posted earnest money deposits totaling $50 million that are non-refundable except in limited circumstances. Second, we have a two-phased plan to exit the Greensboro and Memphis markets. The first phase consists of selling a select portfolio of assets in Greensboro and Memphis by mid-2020 with a total sales price that approximates the $436 million total investment for Bank of America Tower at Legacy Union and closing the division offices. We can provide no assurances, however, that we will dispose of any of these assets on favorable terms, or at all, because the dispositions are subject to the negotiation and execution of definitive and binding purchase and sale agreements and would then be subject to the buyers’ completion of satisfactory due diligence and other customary closing conditions. The second phase is the planned sale of the remaining assets in both markets. There is no pre-determined timetable for the second phase.

Results of Operations

Three Months Ended September 30, 2019 and 2018

Rental and Other Revenues

Rental and other revenues were $8.1 million, or 4.5%, higher in the third quarter of 2019 as compared to 2018 primarily due to development properties placed in service and higher same property revenues, which increased rental and other revenues by $6.7 million and $4.4 million, respectively. Same property rental and other revenues were higher primarily due to higher average GAAP rents per rentable square foot, higher parking income and higher cost recovery income. These increases were partly offset by lost revenue of $2.7 million from property dispositions.

Operating Expenses

Rental property and other expenses were $3.0 million, or 4.9%, higher in the third quarter of 2019 as compared to 2018 primarily due to higher same property operating expenses and development properties placed in service, which increased operating expenses by $2.5 million and $1.7 million, respectively. Same property operating expenses were higher primarily due to higher property taxes, repairs and maintenance, contract services and property insurance. These increases were partly offset by a $0.9 million decrease in operating expenses from property dispositions.

Depreciation and amortization was $3.2 million, or 5.5%, higher in the third quarter of 2019 as compared to 2018 primarily due to development properties placed in service and higher same property lease related depreciation and amortization, partly offset by fully amortized acquisition-related intangible assets and property dispositions.

We recorded aggregate impairments of real estate assets of $5.3 million in the third quarter of 2019 as a result of shortened hold periods from classifying all of our assets in Greensboro and Memphis as non-core. We recorded no such impairments in 2018.

General and administrative expenses were $2.2 million, or 22.7%, higher in the third quarter of 2019 as compared to 2018 primarily due to certain previously capitalized lease related costs that are now expensed upon adoption of the new lease accounting standard in 2019, executive retirement and consulting costs and severance costs associated with the anticipated closure of our Greensboro and Memphis division offices. We expect to record an additional $1.5 million of severance costs in the fourth quarter of 2019.

Interest Expense

Interest expense was $3.1 million, or 17.7%, higher in the third quarter of 2019 as compared to 2018 primarily due to higher average debt balances, higher average interest rates and lower capitalized interest.

Other Income/(Loss)

Other income/(loss) was $0.6 million lower in the third quarter of 2019 as compared to 2018 primarily due to a loss on debt extinguishment in 2019.

Gains on Disposition of Property

Gains on disposition of property were $3.5 million higher in the third quarter of 2019 as compared to 2018 due to the net effect of the disposition activity in such periods.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $0.4 million, or 64.0%, higher in the third quarter of 2019 as compared to 2018 primarily due to higher average occupancy.

Earnings Per Common Share - Diluted

Diluted earnings per common share was $0.05 lower in the third quarter of 2019 as compared to 2018 due to a decrease in net income for the reasons discussed above.

Nine Months Ended September 30, 2019 and 2018

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

Rental and Other Revenues

Rental and other revenues were $5.3 million, or 1.0%, higher in the nine months ended September 30, 2019 as compared to 2018 primarily due to development properties placed in service and higher same property revenues, which increased rental and other revenues by $17.1 million and $0.4 million, respectively. Same property rental and other revenues were higher primarily due to higher average GAAP rents per rentable square foot, higher parking income and higher cost recovery income, partly offset by credit losses on operating lease receivables and write-offs of lease incentives associated with the sudden closure of Laser Spine Institute. These increases were partly offset by property dispositions and lower restoration fees, which decreased rental and other revenues by $8.2 million and $3.8 million, respectively.

Operating Expenses

Rental property and other expenses were $5.0 million, or 2.8%, higher in the nine months ended September 30, 2019 as compared to 2018 primarily due to higher same property operating expenses and development properties placed in service, which increased operating expenses by $4.0 million and $3.8 million, respectively. Same property operating expenses were higher primarily due to higher property taxes, repairs and maintenance and property insurance, partly offset by lower utilities. These increases were partly offset by a $2.7 million decrease in operating expenses from property dispositions.

Depreciation and amortization was $17.6 million, or 10.2%, higher in the nine months ended September 30, 2019 as compared to 2018 primarily due to accelerated depreciation and amortization of tenant improvements and deferred leasing costs associated with the sudden closure of Laser Spine Institute and development properties placed in service, partly offset by property dispositions.

We recorded aggregate impairments of real estate assets of $5.8 million in the nine months ended September 30, 2019 primarily as a result of shortened hold periods from classifying all of our assets in Greensboro and Memphis as non-core. We recorded no such impairments in 2018.

General and administrative expenses were $2.8 million, or 9.0%, higher in the nine months ended September 30, 2019 as compared to 2018 primarily due to certain previously capitalized lease related costs that are now expensed upon adoption of the new lease accounting standard in 2019 and higher company-wide base salaries and benefits, executive retirement and consulting costs and severance costs associated with the anticipated closure of our Greensboro and Memphis division offices, partly offset by lower incentive compensation and expensed pre-development costs. We expect to record an additional $1.5 million of severance costs in the fourth quarter of 2019.

Interest Expense

Interest expense was $5.9 million, or 11.0%, higher in the nine months ended September 30, 2019 as compared to 2018 primarily due to higher average debt balances, higher average interest rates and lower capitalized interest.

Other Income/(Loss)

Other income/(loss) was $5.0 million lower in the nine months ended September 30, 2019 as compared to 2018 primarily due to the write-off of notes receivable associated with the sudden closure of Laser Spine Institute and losses on debt extinguishment in 2019.

Gains on Disposition of Property

Gains on disposition of property were $6.8 million lower in the nine months ended September 30, 2019 as compared to 2018 due to the net effect of the disposition activity in such periods.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $0.7 million, or 44.4%, higher in the nine months ended September 30, 2019 as compared to 2018 primarily due to higher average occupancy.

Earnings Per Common Share - Diluted

Diluted earnings per common share was $0.40 lower in the nine months ended September 30, 2019 as compared to 2018 due to a decrease in net income for the reasons discussed above.

Liquidity and Capital Resources

Statements of Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in the Company’s cash flows (in thousands):

	Nine Months Ended September 30,
	2019	2018	Change
Net Cash Provided By Operating Activities	$286,261	$292,958	$(6,697)
Net Cash Used In Investing Activities	(250,260)	(290,904)	40,644
Net Cash Provided By/(Used In) Financing Activities	76,880	(78,108)	154,988
Total Cash Flows	$112,881	$(76,054)	$188,935

The decrease in net cash provided by operating activities in the nine months ended September 30, 2019 as compared to 2018 was primarily due to lower net cash from the settlement of cash flow hedges and property dispositions, partly offset by higher net cash from the operations of development properties placed in service and same properties and the timing of cash paid for operating expenses.

The decrease in net cash used in investing activities in the nine months ended September 30, 2019 as compared to 2018 was primarily due to higher acquisition activity and higher investments in development in-process in 2018, partly offset by non-refundable earnest money deposits for the acquisition of Bank of America Tower at Legacy Union in Charlotte.

The change in net cash provided by/(used in) financing activities in the nine months ended September 30, 2019 as compared to 2018 was primarily due to higher net debt borrowings in 2019.

Capitalization

The following table sets forth the Company’s capitalization (in thousands, except per share amounts):

	September 30, 2019	December 31, 2018
Mortgages and notes payable, net, at recorded book value	$2,322,226	$2,085,831
Preferred Stock, at liquidation value	$28,859	$28,877
Common Stock outstanding	103,748	103,557
Common Units outstanding (not owned by the Company)	2,726	2,739
Per share stock price at period end	$44.94	$38.69
Market value of Common Stock and Common Units	$4,784,942	$4,112,592
Total capitalization	$7,136,027	$6,227,300

At September 30, 2019, our mortgages and notes payable and outstanding preferred stock represented 32.9% of our total capitalization and 37.4% of the undepreciated book value of our assets. See also "Executive Summary - Liquidity and Capital Resources."

Our mortgages and notes payable as of September 30, 2019 consisted of $95.8 million of secured indebtedness with a weighted average interest rate of 4.0% and $2,240.0 million of unsecured indebtedness with a weighted average interest rate of 3.67%. The secured indebtedness was collateralized by real estate assets with an undepreciated book value of $146.3 million. As of September 30, 2019, $250.0 million of our debt does not bear interest at fixed rates or is not protected by interest rate hedge contracts.

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

During the third quarter of 2019, we acquired development land in Raleigh for a purchase price, including capitalized acquisition costs, of $6.6 million.

During the third quarter of 2019, we sold a building and land parcels for an aggregate sale price of $14.3 million and recorded aggregate gains on disposition of property of $3.5 million.

During the third quarter of 2019, we recorded aggregate impairments of real estate assets of $5.3 million as a result of shortened hold periods from classifying all of our assets in Greensboro and Memphis as non-core.

During the third quarter of 2019, we announced a series of planned investment activities. First, we have agreed to acquire Bank of America Tower at Legacy Union in Charlotte’s uptown CBD submarket for a total investment of $436 million. Bank of America Tower at Legacy Union is a trophy, LEED gold-registered office building encompassing 841,000 square feet with structured parking that delivers this year. The acquisition is scheduled to close in November 2019. We have posted earnest money deposits totaling $50 million that are non-refundable except in limited circumstances. Second, we have a two-phased plan to exit the Greensboro and Memphis markets. The first phase consists of selling a select portfolio of assets in Greensboro and Memphis by mid-2020 with a total sales price that approximates the $436 million total investment for Bank of America Tower at Legacy Union and closing the division offices. We can provide no assurances, however, that we will dispose of any of these assets on favorable terms, or at all, because the dispositions are subject to the negotiation and execution of definitive and binding purchase and sale agreements and would then be subject to the buyers’ completion of satisfactory due diligence and other customary closing conditions. The second phase is the planned sale of the remaining assets in both markets. There is no pre-determined timetable for the second phase.

As of September 30, 2019, we were developing 0.9 million rentable square feet of office properties. The following table summarizes these announced and in-process office developments:

Property	Market	Rentable Square Feet	Anticipated Total Investment (1)	Investment As Of September 30, 2019 (1)	Pre Leased %	Estimated Completion	Estimated Stabilization
			($ in thousands)
GlenLake Seven (2)	Raleigh	125,700	$40,970	$12,729	44.1%	3Q20	4Q21
Virginia Springs II	Nashville	111,000	37,900	7,681	—	4Q20	3Q22
Midtown One (3)	Tampa	150,000	71,300	19,602	—	2Q21	4Q22
Asurion	Nashville	552,800	285,000	82,573	98.3	4Q21	1Q22
		939,500	$435,170	$122,585	63.7%
__________

(1)	Includes deferred lease commissions which are classified in deferred leasing costs on our Consolidated Balance Sheets.

(2)	Our corporate and Raleigh market personnel plan to occupy approximately 45,500 square feet.

(3)	We own an 80.0% interest in this consolidated joint venture.

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

Our $600.0 million unsecured revolving credit facility is scheduled to mature in January 2022 and includes an accordion feature that allows for an additional $400.0 million of borrowing capacity subject to additional lender commitments. Assuming no defaults have occurred, we have an option to extend the maturity for two additional six-month periods. The interest rate at our current credit ratings is LIBOR plus 100 basis points and the annual facility fee is 20 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody's Investors Service or Standard & Poor's Ratings Services. There were no amounts outstanding under our revolving credit facility at both September 30, 2019 and October 15, 2019. At both September 30, 2019 and October 15, 2019, we had $0.1 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at both September 30, 2019 and October 15, 2019 was $599.9 million.

During the third quarter of 2019, the Operating Partnership issued $400.0 million aggregate principal amount of 3.050% notes due February 2030, less original issuance discount of $1.0 million. These notes were priced to yield 3.079%. During the third quarter of 2019, prior to the issuance of the 3.050% notes, we obtained $150.0 million notional amount of forward-starting swaps. Upon the subsequent issuance of the notes, we terminated the forward-starting swaps and paid cash upon settlement. The unrealized loss of $6.6 million in accumulated other comprehensive income/(loss) will be reclassified to interest expense as interest payments are made on the debt. Underwriting fees and other expenses were incurred that aggregated $3.4 million; these costs were deferred and will be amortized over the term of the notes. The net effect of the amortization of these items resulted in an effective fixed interest rate of 3.37%.

During the third quarter of 2019, we prepaid without penalty $100.0 million of our $200.0 million unsecured bank term loan that is scheduled to mature in January 2022. The interest rate on the term loan at our current credit ratings is LIBOR plus 110 basis points. We recorded $0.3 million of loss on debt extinguishment related to this prepayment.

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

During the third quarter of 2019, the Company declared and paid a cash dividend of $0.475 per share of Common Stock.

On October 17, 2019, the Company declared a cash dividend of $0.475 per share of Common Stock, which is payable on December 3, 2019 to stockholders of record as of November 11, 2019.

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

We had $116.7 million of cash and cash equivalents as of September 30, 2019. The unused capacity of our revolving credit facility at both September 30, 2019 and October 15, 2019 was $599.9 million, excluding an accordion feature that allows for an additional $400.0 million of borrowing capacity subject to additional lender commitments.

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

Critical Accounting Estimates

There were no changes made by management to the critical accounting policies in the nine months ended September 30, 2019 other than the new lease standard adoption effective January 1, 2019, which changed our policy with respect to estimating credit losses on operating lease receivables. For a description of this policy, see Note 2 to our Consolidated Financial Statements. For a description of all other critical accounting estimates, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our 2018 Annual Report on Form 10-K.

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

The following table sets forth the Company's FFO, FFO available for common stockholders and FFO available for common stockholders per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Funds from operations:
Net income	$29,557	$35,009	$79,337	$122,253
Net (income) attributable to noncontrolling interests in consolidated affiliates	(297)	(324)	(919)	(918)
Depreciation and amortization of real estate assets	60,145	56,904	187,347	169,693
Impairments of depreciable properties	1,400	—	1,400	—
(Gains) on disposition of depreciable properties	(2,580)	—	(9,283)	(16,433)
Unconsolidated affiliates:
Depreciation and amortization of real estate assets	632	597	1,834	1,673
Funds from operations	88,857	92,186	259,716	276,268
Dividends on Preferred Stock	(622)	(623)	(1,866)	(1,869)
Funds from operations available for common stockholders	$88,235	$91,563	$257,850	$274,399
Funds from operations available for common stockholders per share	$0.83	$0.86	$2.42	$2.58
Weighted average shares outstanding (1)	106,471	106,333	106,425	106,256
__________

(1)	Includes assumed conversion of all potentially dilutive Common Stock equivalents.

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

As of September 30, 2019, our same property portfolio consisted of 210 in-service properties encompassing 28.7 million rentable square feet that were wholly owned during the entirety of the periods presented (from January 1, 2018 to September 30, 2019). As of December 31, 2018, our same property portfolio consisted of 210 in-service properties encompassing 28.1 million rentable square feet that were wholly owned during the entirety of the periods presented (from January 1, 2017 to December 31,

2018). The change in our same property portfolio was due to the addition of three newly developed properties encompassing 0.8 million rentable square feet placed in service during 2017. These additions were offset by the removal of three properties encompassing 0.2 million rentable square feet that were sold during 2019.

Rental and other revenues related to properties not in our same property portfolio were $12.3 million and $8.6 million for the three months ended September 30, 2019 and 2018, respectively, and $32.7 million and $27.9 million for the nine months ended September 30, 2019 and 2018, respectively. Rental property and other expenses related to properties not in our same property portfolio were $3.2 million and $2.7 million for the three months ended September 30, 2019 and 2018, respectively, and $9.0 million and $8.0 million for the nine months ended September 30, 2019 and 2018, respectively.

The following table sets forth the Company’s NOI and same property NOI (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$29,557	$35,009	$79,337	$122,253
Equity in earnings of unconsolidated affiliates	(940)	(573)	(2,369)	(1,641)
Gains on disposition of property	(3,515)	(3)	(10,218)	(16,975)
Other (income)/loss	(174)	(818)	3,271	(1,735)
Interest expense	20,527	17,437	59,622	53,705
General and administrative expenses	11,717	9,551	33,658	30,869
Impairments of real estate assets	5,318	—	5,849	—
Depreciation and amortization	60,850	57,661	189,514	171,923
Net operating income	123,340	118,264	358,664	358,399
Non same property and other net operating income	(9,091)	(5,864)	(23,766)	(19,893)
Same property net operating income	$114,249	$112,400	$334,898	$338,506

Same property net operating income	$114,249	$112,400	$334,898	$338,506
Lease termination fees, straight-line rent and other non-cash adjustments	(5,889)	(4,577)	(9,447)	(17,197)
Same property cash net operating income	$108,360	$107,823	$325,451	$321,309

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

At September 30, 2019, we had $2,035.8 million principal amount of fixed rate debt outstanding, a $747.8 million increase as compared to December 31, 2018, excluding debt with a variable rate that is effectively fixed by related interest rate hedge contracts. The estimated aggregate fair market value of this debt was $2,103.8 million. If interest rates had been 100 basis points higher, the aggregate fair market value of our fixed rate debt would have been $128.0 million lower. If interest rates had been 100 basis points lower, the aggregate fair market value of our fixed rate debt would have been $139.4 million higher.

At September 30, 2019, we had $250.0 million of variable rate debt outstanding, a $282.0 million decrease as compared to December 31, 2018, not protected by interest rate hedge contracts. If the weighted average interest rate on this variable rate debt had been 100 basis points higher or lower, the annual interest expense at September 30, 2019 would increase or decrease by $2.5 million.

At September 30, 2019, we had $50.0 million of variable rate debt outstanding with $50.0 million of related floating-to-fixed interest rate swaps. These swaps effectively fix the underlying one-month LIBOR rate at a weighted average rate of 1.693%. If the underlying LIBOR interest rates increase or decrease by 100 basis points, the aggregate fair market value of the swaps at September 30, 2019 would increase or decrease by $1.1 million.

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

SEC rules also require us to establish and maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in internal control over financial reporting during the three months ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. There were also no changes in internal control over financial reporting during the three months ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the third quarter of 2019, the Company issued an aggregate of 5,000 shares of Common Stock to holders of Common Units in the Operating Partnership upon the redemption of a like number of Common Units in private offerings exempt from the registration requirements pursuant to Section 4(2) of the Securities Act. Each of the holders of Common Units was an accredited investor under Rule 501 of the Securities Act. The resale of such shares was registered by the Company under the Securities Act.

ITEM 5. OTHER INFORMATION

Edward J. Fritsch, 60, retired as Chief Executive Officer and member of the Company’s Board of Directors effective September 1, 2019. Theodore J. Klinck, 53, assumed the role of Chief Executive Officer and director upon Mr. Fritsch’s retirement. Mr. Klinck has served as President since November 2018 and Chief Operating Officer since September 2015. Prior to that, Mr. Klinck served as the Company’s Senior Vice President and Chief Investment Officer. Before joining Highwoods in March 2012, Mr. Klinck served as principal and chief investment officer with Goddard Investment Group, a privately-owned real estate investment firm. Previously, Mr. Klinck had been a managing director at Morgan Stanley Real Estate.

Effective September 1, 2019, Mr. Klinck’s annual base salary was increased from $457,980 to $625,000 and his target annual incentive percentage under our annual non-equity incentive program was increased from 95% to 130%. On September 1, 2019, Mr. Klinck received an additional grant of long-term equity incentive awards valued at approximately $0.3 million. The mix of such awards was 50% in time-based restricted stock and 50% in total return-based restricted stock. The shares of time-based restricted stock will vest ratably on an annual basis generally over a four-year term. With respect to shares of total return-based restricted stock granted to Mr. Klinck, the historical total return period will be the same as shares of total return-based restricted stock granted on March 1, 2019 and dividends will accumulate and be payable only if and to the extent the shares vest. Beginning in 2020, Mr. Klinck will be eligible to receive long-term equity incentive awards in amount equal to 275% of his annual base salary.

Mr. Fritsch was eligible to retire under our retirement plan pursuant to which he is entitled to receive a pro rata amount of the annual non-equity incentive compensation earned during 2019. In addition, stock options and time-based restricted stock will be non-forfeitable and vest according to the terms of their original grants. Mr. Fritsch will also be entitled to retain any total return-based restricted stock that subsequently vests after his retirement date according to the terms of their original grants. See our 2019 proxy statement for estimated information regarding the benefits Mr. Fritsch would have received had he retired as of December 31, 2018. Because Mr. Fritsch previously met the age and service eligibility requirements under the retirement plan, 100% of his annual long-term equity incentive awards were expensed at the grant date as if fully vested.

Mr. Fritsch has also agreed to provide consulting services for two years after his retirement and the Company has agreed to reimburse Mr. Fritsch for the costs of health plan coverage for him and his family until he becomes eligible for Medicare. Such consulting fees and health plan reimbursements are projected to aggregate $0.7 million, which were required under GAAP to be recorded in the third quarter of 2019.

We also announced that Brendan C. Maiorana, 43, has been promoted to Executive Vice President of Finance and Investor Relations and Brian M. Leary, 45, joined the Company as Executive Vice President and Chief Operating Officer.

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

ITEM 6. EXHIBITS

Exhibit Number	Description
4.1	Form of 3.050% Notes due February 15, 2030 (filed as part of the Company's Current Report on Form 8-K dated September 13, 2019)
4.2	Officers' Certificate Establishing the Terms of the 3.050% Notes, dated September 13, 2019 (filed as part of the Company's Current Report on Form 8-K dated September 13, 2019)
10.1
Executive Supplemental Employment Agreement, dated as of July 19, 2019, between the Company and Brendan C. Maiorana (filed as part of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019)

10.2
Executive Supplemental Employment Agreement, dated as of July 19, 2019, between the Company and Brian M. Leary (filed as part of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019)

10.3	Retirement Agreement, dated as of September 5, 2019, between the Company and Edward J. Fritsch
31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Company
31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Company
31.3	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Operating Partnership
31.4	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Operating Partnership
32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Company
32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Company
32.3	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Operating Partnership
32.4	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Operating Partnership
101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: October 22, 2019