Form 10-K
period 2019-12-31
HIGHWOODS PROPERTIES, INC.; HIGHWOODS REALTY LTD PARTNERSHIP
filed 2020-02-04
CIK 921082, 941713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2019
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
Highwoods Properties, Inc.  Yes  ☐    No ☒    Highwoods Realty Limited Partnership  Yes  ☐    No ☒

The aggregate market value of shares of Common Stock of Highwoods Properties, Inc. held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on June 30, 2019 was approximately $4.2 billion. At January 24, 2020, there were 103,783,857 shares of Common Stock outstanding.

There is no public trading market for the Common Units of Highwoods Realty Limited Partnership. As a result, an aggregate market value of the Common Units of Highwoods Realty Limited Partnership cannot be determined.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of Highwoods Properties, Inc. to be filed in connection with its Annual Meeting of Stockholders to be held May 12, 2020 are incorporated by reference in Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14.

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

Certain information contained herein is presented as of January 24, 2020, the latest practicable date for financial information prior to the filing of this Annual Report.

This report combines the Annual Reports on Form 10-K for the period ended December 31, 2019 of the Company and the Operating Partnership. We believe combining the annual reports into this single report results in the following benefits:

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

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

PART I

ITEM 1. BUSINESS

General

Highwoods Properties, Inc., headquartered in Raleigh, is a publicly-traded real estate investment trust ("REIT"). The Company is a fully integrated office REIT that owns, develops, acquires, leases and manages properties primarily in the best business districts (BBDs) of Atlanta, Charlotte, Nashville, Orlando, Pittsburgh, Raleigh, Richmond and Tampa. Our Common Stock is traded on the New York Stock Exchange ("NYSE") under the symbol "HIW."

At December 31, 2019, the Company owned all of the Preferred Units and 103.3 million, or 97.4%, of the Common Units in the Operating Partnership. Limited partners owned the remaining 2.7 million Common Units. Generally, the Operating Partnership is obligated to redeem each Common Unit at the request of the holder thereof for cash equal to the value of one share of Common Stock based on the average of the market price for the 10 trading days immediately preceding the notice date of such redemption, provided that the Company, at its option, may elect to acquire any such Common Units presented for redemption for cash or one share of Common Stock. The Common Units owned by the Company are not redeemable.

The Company was incorporated in Maryland in 1994. The Operating Partnership was formed in North Carolina in 1994. Our executive offices are located at 3100 Smoketree Court, Suite 600, Raleigh, NC 27604, and our telephone number is (919) 872-4924.

Our primary business is the operation, acquisition and development of office properties, which accounted for more than 97% of our annualized cash rental revenues as of December 31, 2019. There are no material inter-segment transactions. See Note 17 to our Consolidated Financial Statements for a summary of the rental and other revenues, net operating income and assets for each reportable segment.

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

During 2019, the Company filed unqualified Section 303A certifications with the NYSE. The Company and the Operating Partnership have also filed the CEO and CFO certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as exhibits to this Annual Report.

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

Customer Service-Oriented Organization. We provide a complete line of real estate services to our customers. We believe that our in-house leasing and asset management, development, acquisition and construction management services generally allow us to respond to the many demands of our existing and potential customer base. We provide our customers with cost-effective services such as build-to-suit construction and space modification, including tenant improvements and expansions. In addition, the breadth of our capabilities and resources provides us with market information not generally available. We believe that operating efficiencies achieved through our integrated organization and the strength of our balance sheet also provide a competitive advantage in retaining existing customers and attracting new customers as well as setting our rental rates and pricing other services. In addition, our relationships with our customers may lead to development projects when these customers seek new space.

Geographic Diversification. Our core portfolio consists primarily of office properties in Atlanta, Charlotte, Nashville, Orlando, Pittsburgh, Raleigh, Richmond and Tampa. We do not believe that our operations are significantly dependent upon any particular geographic market.

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

Employees

At December 31, 2019, we had 431 full-time employees.

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

Our results of operations and financial condition could be adversely affected by financial difficulties experienced by a major customer, or by a number of smaller customers, including bankruptcies, insolvencies or general downturns in business. Our operations depend on the financial stability of our customers. A default by a significant customer on its lease payments would cause us to lose the revenue and any other amounts due under such lease. In the event of a customer default or bankruptcy, we may experience delays in enforcing our rights as landlord and may incur substantial costs re-leasing the property. We cannot evict a customer solely because of its bankruptcy. On the other hand, a court might authorize the customer to reject and terminate its lease. In such case, our claim against the bankrupt customer for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease. As a result, our claim for unpaid rent would likely not be paid in full and we may be required to write-off deferred leasing costs and recognize credit losses on accrued straight-line rents receivable. These events could adversely impact our financial condition and results of operations.

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

Increases in interest rates would increase our interest expense. At December 31, 2019, we had $471.0 million of variable rate debt outstanding not protected by interest rate hedge contracts. We may incur additional variable rate debt in the future. If interest rates increase, then so would the interest expense on our unhedged variable rate debt, which could adversely affect our financial condition and results of operations. From time to time, we manage our exposure to interest rate risk with interest rate hedge contracts that effectively fix or cap a portion of our variable rate debt. In addition, we utilize fixed rate debt at market rates. If interest rates decrease, the fair market value of any existing interest rate hedge contracts or outstanding fixed-rate debt would decline.

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

Our revolving credit facility and bank term loans bear interest at a spread above LIBOR. In July 2017, the Financial Conduct Authority (“FCA”) that regulates LIBOR announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, a committee formed by the Federal Reserve Board and the Federal Reserve Bank of New York identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to LIBOR in financial contracts. We are not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. The method of transitioning the interest rate under our variable rate debt from LIBOR to SOFR or another alternative rate may be challenging. If our revolving credit facility and/or any of our bank term loans are not transitioned to a satisfactory alternative rate and LIBOR is discontinued, the interest rates on our unhedged variable rate debt may be adversely affected. While we expect LIBOR to be available in substantially its current form until the end of 2021, it is possible that LIBOR will become unavailable prior to that point. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Properties

The following table sets forth information about in-service office properties that we wholly own by geographic location at December 31, 2019:

Market	Rentable Square Feet	Occupancy	Percentage of Annualized Cash Rental Revenue (1)
Atlanta	5,415,000	89.8%	19.3%
Nashville	4,528,000	94.4	18.5
Raleigh	4,874,000	90.1	16.9
Tampa	3,620,000	93.2	12.9
Pittsburgh	2,148,000	95.3	8.5
Orlando	1,791,000	89.4	6.3
Richmond	2,036,000	93.3	6.2
Memphis	1,303,000	90.9	4.4
Charlotte	841,000	89.5	3.7
Greensboro	1,151,000	94.6	3.3
Total	27,707,000	91.9%	100.0%
__________

(1)	Annualized Cash Rental Revenue is cash rental revenue (base rent plus cost recovery income, excluding straight-line rent) from our office properties for the month of December 2019 multiplied by 12.

The following table sets forth the net changes in rentable square footage of in-service properties that we wholly own:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Acquisitions	841	—	—
Developments Placed In-Service	898	351	1,014
Redevelopment/Other	(6)	(2)	(7)
Dispositions	(557)	(491)	(1,077)
Net Change in Rentable Square Footage	1,176	(142)	(70)

The following table sets forth operating information about in-service properties that we wholly own:

	Average Occupancy	Annualized GAAP Rent Per Square Foot (1)	Annualized Cash Rent Per Square Foot (2)
2015	92.3%	$23.30	$22.55
2016	92.8%	$23.24	$22.55
2017	92.5%	$24.05	$23.46
2018	91.7%	$24.68	$24.06
2019	91.4%	$26.46	$25.06
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

Customers

The following table sets forth information concerning the 20 largest customers of properties that we wholly own at December 31, 2019:

Customer	Rentable Square Feet	Annualized Cash Rental Revenue (1)	Percent of Total Annualized Cash Rental Revenue (1)	Weighted Average Remaining Lease Term in Years
		(in thousands)
Federal Government	1,250,231	$32,251	4.59%	3.8
Bank of America	710,212	25,990	3.70	14.0
Bridgestone Americas	506,128	17,408	2.48	17.7
Metropolitan Life Insurance	621,190	16,466	2.34	11.2
PPG Industries	361,215	9,836	1.40	11.3
Mars Petcare	223,700	9,026	1.28	11.4
EQT Corporation	319,269	8,166	1.16	4.8
Vanderbilt University	285,083	7,690	1.09	6.3
Tivity	263,598	7,684	1.09	3.2
Bass, Berry & Sims	213,951	6,960	0.99	5.1
American General Life	173,834	6,199	0.88	7.1
Novelis	168,949	6,172	0.88	4.7
Marsh USA	177,382	6,092	0.87	6.2
State of Georgia	296,542	5,954	0.85	2.8
Lifepoint Corporate Services	202,991	5,336	0.76	9.3
Regus PLC	189,186	4,952	0.70	6.3
PNC Bank	159,142	4,933	0.70	8.1
Avanos Medical	193,199	4,653	0.66	9.2
Willis Towers Watson	162,849	4,471	0.64	4.3
Global Payments	168,051	4,440	0.63	13.2
Total	6,646,702	$194,679	27.69%	8.8
__________

(1)	Annualized Cash Rental Revenue is cash rental revenue (base rent plus cost recovery income, excluding straight-line rent) for the month of December 2019 multiplied by 12.

Lease Expirations

The following tables set forth scheduled lease expirations for existing leases at office properties that we wholly owned at December 31, 2019:

Lease Expiring (1)	Number of Leases Expiring	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases	Annualized Cash Rental Revenue Under Expiring Leases (2)	Average Annual Cash Rental Rate Per Square Foot for Expirations	Percent of Annualized Cash Rental Revenue Represented by Expiring Leases (2)
				(in thousands)
2020 (3)	407	2,512,492	9.9%	$68,891	$27.42	10.0%
2021	350	2,246,284	8.8	63,401	28.22	9.2
2022	358	2,579,762	10.1	67,447	26.14	9.8
2023	293	2,381,540	9.3	62,774	26.36	9.1
2024	262	2,699,855	10.6	77,015	28.53	11.2
2025	154	2,314,359	9.1	63,402	27.40	9.2
2026	118	1,806,211	7.1	49,550	27.43	7.2
2027	66	1,453,678	5.7	38,656	26.59	5.6
2028	68	1,428,363	5.6	37,908	26.54	5.5
2029	67	1,071,318	4.2	28,710	26.80	4.3
Thereafter	178	4,980,934	19.6	129,174	25.93	18.9
	2,321	25,474,796	100.0%	$686,928	$26.97	100.0%
__________

(1)
Expirations that have been renewed are reflected above based on the renewal expiration date. Expirations include leases related to completed not stabilized development properties but exclude leases related to developments in-process.

(2)	Annualized Cash Rental Revenue is cash rental revenue (base rent plus cost recovery income, excluding straight-line rent) for the month of December 2019 multiplied by 12.

(3)	Includes 222,000 rentable square feet of leases that are on a month-to-month basis, which represent 0.8% of total annualized cash rental revenue.

In-Process Development

As of December 31, 2019, we were developing 0.9 million rentable square feet of office properties. The following table summarizes these announced and in-process office developments:

Property	Market	Rentable Square Feet	Anticipated Total Investment (1)	Investment As Of December 31, 2019 (1)	Pre Leased %	Estimated Completion	Estimated Stabilization
			($ in thousands)
GlenLake Seven	Raleigh	125,700	$40,970	$21,970	100.0%	1Q21	1Q21
Virginia Springs II	Nashville	111,000	37,900	11,262	—	4Q20	3Q22
Midtown One (2)	Tampa	150,000	71,300	22,380	—	2Q21	4Q22
Asurion	Nashville	552,800	285,000	103,887	98.3	4Q21	1Q22
		939,500	$435,170	$159,499	71.2%
__________

(1)	Includes deferred lease commissions which are classified in deferred leasing costs on our Consolidated Balance Sheets.

(2)	We own an 80.0% interest in this consolidated joint venture.

Land Held for Development

We wholly owned 261 acres of development land at December 31, 2019. We estimate that we can develop approximately 4.8 million rentable square feet of office space on the 153 acres that we consider core assets for our future development needs. Our core development land is zoned and available for development, and nearly all of the land has utility infrastructure in place. We believe that our commercially zoned and unencumbered land gives us a development advantage over other commercial real estate development companies in many of our markets.

Joint Venture Investments

The following table sets forth information about our joint venture investments by geographic location at December 31, 2019:

	Rentable Square Feet	Weighted Average Ownership Interest (1)	Occupancy	Percentage of Annualized Cash Rental Revenue (2)
Market
Kansas City (3)	292,000	50.0%	98.8%	49.1%
Richmond (4)	345,000	50.0	99.2	26.2
Raleigh	636,000	25.0	88.8	24.7
Total	1,273,000	37.5%	93.9%	100.0%
__________

(1)	Weighted Average Ownership Interest is calculated using Rentable Square Feet.

(2)	Annualized Cash Rental Revenue is cash rental revenue (base rent plus cost recovery income, excluding straight-line rent) for the month of December 2019 multiplied by 12.

(3)	Excluding our 26.5% ownership interest in a real estate brokerage services company.

(4)	This joint venture is consolidated.

In addition, we own an 80.0% interest in Midtown One, a consolidated joint venture. See “Item 2. Properties - In-Process Development.”

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

ITEM X. INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The Company is the sole general partner of the Operating Partnership. The following table sets forth information with respect to the Company’s executive officers:

Name	Age	Position and Background
Theodore J. Klinck	54
Director, President and Chief Executive Officer.
Mr. Klinck became a director and our chief executive officer in September 2019. Prior to that, Mr. Klinck was our president and chief operating officer since November 2018, our executive vice president and chief operating and investment officer from September 2015 to November 2018 and was senior vice president and chief investment officer from March 2012 to August 2015. Before joining us, Mr. Klinck served as principal and chief investment officer with Goddard Investment Group, a privately owned real estate investment firm. Previously, Mr. Klinck had been a managing director at Morgan Stanley Real Estate.

Brian M. Leary	45
Executive Vice President and Chief Operating Officer.
Mr. Leary became chief operating officer in July 2019. Previously, Mr. Leary served as president of the commercial and mixed-use business unit of Crescent Communities since 2014. Prior to joining Crescent, Mr. Leary held senior management positions with Jacoby Development, Inc., Atlanta Beltline, Inc., AIG Global Real Estate, Atlantic Station, LLC and Central Atlanta Progress.

Mark F. Mulhern	60
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

Jeffrey D. Miller	49
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

Brendan C. Maiorana	44
Executive Vice President of Finance and Investor Relations.
Mr. Maiorana became executive vice president of finance and investor relations in July 2019. Prior to that, Mr. Maiorana was our senior vice president of finance and investor relations since May 2016. Prior to joining Highwoods, Mr. Maiorana spent 11 years in equity research at Wells Fargo Securities, starting as an associate equity research analyst. Prior to that, Mr. Maiorana worked four years at Ernst & Young LLP.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on the NYSE under the symbol "HIW." On December 31, 2019, the Company had 804 common stockholders of record. There is no public trading market for the Common Units. On December 31, 2019, the Operating Partnership had 100 holders of record of Common Units (other than the Company). At December 31, 2019, there were 103.8 million shares of Common Stock outstanding and 2.7 million Common Units outstanding not owned by the Company.

For information regarding our dividend payment history as well as a discussion of the factors that influence the decisions of the Company's Board of Directors regarding dividends and distributions, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Dividends and Distributions.”

The following stock price performance graph compares the performance of our Common Stock to the S&P 500 Index and the FTSE NAREIT All Equity REITs Index. The stock price performance graph assumes an investment of $100 in our Common Stock and the two indices on December 31, 2014 and further assumes the reinvestment of all dividends. The FTSE NAREIT All Equity REITs Index is a free-float adjusted, market capitalization-weighted index of U.S. equity REITs. Constituents of the Index include all tax-qualified REITs with more than 50% of total assets in qualifying real estate assets other than mortgages secured by real property. Stock price performance is not necessarily indicative of future results.

Total Return Performance
Highwoods Properties, Inc.
S&P 500 Index
FTSE Nareit All Equity REITs Index
Index Value
200
150
100
50
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19

	For the Period from December 31, 2014 to December 31,
Index	2015	2016	2017	2018	2019
Highwoods Properties, Inc.	102.40	126.19	130.40	103.22	136.04
S&P 500 Index	101.38	113.51	138.29	132.23	173.86
FTSE NAREIT All Equity REITs Index	102.83	111.70	121.39	116.48	149.86

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

During the fourth quarter of 2019, the Company issued an aggregate of 2,000 shares of Common Stock to holders of Common Units in the Operating Partnership upon the redemption of a like number of Common Units in private offerings exempt from the registration requirements pursuant to Section 4(2) of the Securities Act. Each of the holders of Common Units was an accredited investor under Rule 501 of the Securities Act. The resale of such shares was registered by the Company under the Securities Act.

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

Information about the Company’s equity compensation plans and other related stockholder matters is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 12, 2020.

ITEM 6. SELECTED FINANCIAL DATA

Total assets and mortgages and notes payable, net as of the year ended December 31, 2015 were retrospectively revised from previously reported amounts to reclassify debt issuance costs as a direct deduction from the carrying amount of the debt liability to which they relate as opposed to being presented as assets.

The information in the following tables should be read in conjunction with the Company’s Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein (in thousands, except per share data):

	Year Ended December 31,
	2019	2018	2017	2016	2015
Rental and other revenues	$735,979	$720,035	$702,737	$665,634	$604,671
Income from continuing operations	$141,683	$177,630	$191,663	$122,546	$85,521
Income from discontinued operations	$—	$—	$—	$418,593	$15,739
Income from continuing operations available for common stockholders	$134,430	$169,343	$182,873	$115,461	$79,308
Net income	$141,683	$177,630	$191,663	$541,139	$101,260
Net income available for common stockholders	$134,430	$169,343	$182,873	$521,789	$94,572
Earnings per Common Share – basic:
Income from continuing operations available for common stockholders	$1.30	$1.64	$1.78	$1.17	$0.84
Net income available for common stockholders	$1.30	$1.64	$1.78	$5.30	$1.00
Earnings per Common Share – diluted:
Income from continuing operations available for common stockholders	$1.30	$1.64	$1.78	$1.17	$0.84
Net income available for common stockholders	$1.30	$1.64	$1.78	$5.30	$1.00
Dividends declared per Common Share (1)	$1.90	$1.85	$1.76	$2.50	$1.70

	December 31,
	2019	2018	2017	2016	2015
Total assets	$5,138,244	$4,675,009	$4,623,791	$4,561,050	$4,485,631
Mortgages and notes payable, net	$2,543,710	$2,085,831	$2,014,333	$1,948,047	$2,491,813
__________

(1)	Includes a special cash dividend of $0.80 per share declared in the quarter ended December 31, 2016 and paid January 10, 2017.

The information in the following tables should be read in conjunction with the Operating Partnership’s Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein (in thousands, except per unit data):

	Year Ended December 31,
	2019	2018	2017	2016	2015
Rental and other revenues	$735,979	$720,035	$702,737	$665,634	$604,671
Income from continuing operations	$141,683	$177,630	$191,663	$122,546	$85,521
Income from discontinued operations	$—	$—	$—	$418,593	$15,739
Income from continuing operations available for common unitholders	$137,981	$173,931	$187,932	$118,792	$81,751
Net income	$141,683	$177,630	$191,663	$541,139	$101,260
Net income available for common unitholders	$137,981	$173,931	$187,932	$537,385	$97,490
Earnings per Common Unit – basic:
Income from continuing operations available for common unitholders	$1.30	$1.64	$1.79	$1.18	$0.84
Net income available for common unitholders	$1.30	$1.64	$1.79	$5.33	$1.01
Earnings per Common Unit – diluted:
Income from continuing operations available for common unitholders	$1.30	$1.64	$1.79	$1.18	$0.84
Net income available for common unitholders	$1.30	$1.64	$1.79	$5.32	$1.01
Distributions declared per Common Unit (1)	$1.90	$1.85	$1.76	$2.50	$1.70

	December 31,
	2019	2018	2017	2016	2015
Total assets	$5,138,244	$4,675,009	$4,623,791	$4,561,050	$4,485,631
Mortgages and notes payable, net	$2,543,710	$2,085,831	$2,014,333	$1,948,047	$2,491,813
__________

(1)	Includes a special cash distribution of $0.80 per unit declared in the quarter ended December 31, 2016 and paid January 10, 2017.

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

Disclosure Regarding Forward-Looking Statements

Some of the information in this Annual Report may contain forward-looking statements. Such statements include, in particular, statements about our plans, strategies and prospects under this section and under the heading “Item 1. Business.” You can identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions or expectations will be achieved. When considering such forward-looking statements, you should keep in mind the following important factors that could cause our actual results to differ materially from those contained in any forward-looking statement:

•	buyers may not be available and pricing may not be adequate with respect to the planned dispositions of non-core assets;

•	comparable sales data on which we based our expectations with respect to the sales price of the non-core assets may not reflect current market trends;

•	anticipated general and administrative expense savings related to the closure of our Greensboro and Memphis offices may not be realized;

•	the financial condition of our customers could deteriorate;

•	we may not be able to lease or re-lease second generation space, defined as previously occupied space that becomes available for lease, quickly or on as favorable terms as old leases;

•	we may not be able to lease newly constructed buildings as quickly or on as favorable terms as originally anticipated;

•	we may not be able to complete development, acquisition, reinvestment, disposition or joint venture projects as quickly or on as favorable terms as anticipated;

•	development activity in our existing markets could result in an excessive supply relative to customer demand;

•	our markets may suffer declines in economic and/or office employment growth;

•	unanticipated increases in interest rates could increase our debt service costs;

•	unanticipated increases in operating expenses could negatively impact our operating results;

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

The key components affecting our rental and other revenues are average occupancy, rental rates, cost recovery income, new developments placed in service, acquisitions and dispositions. Average occupancy generally increases during times of improving economic growth, as our ability to lease space outpaces vacancies that occur upon the expirations of existing leases. Average occupancy generally declines during times of slower or negative economic growth, when new vacancies tend to outpace our ability to lease space. Asset acquisitions, dispositions and new developments placed in service directly impact our rental revenues and could impact our average occupancy, depending upon the occupancy rate of the properties that are acquired, sold or placed in service. A further indicator of the predictability of future revenues is the expected lease expirations of our portfolio. As a result, in addition to seeking to increase our average occupancy by leasing current vacant space, we also concentrate our leasing efforts on renewing existing leases prior to expiration. For more information regarding our lease expirations, see “Item 2. Properties - Lease Expirations.” Occupancy in our office portfolio increased from 91.6% at December 31, 2018 to 91.9% at December 31, 2019.

Whether or not our rental revenue tracks average occupancy proportionally depends upon whether GAAP rents under signed new and renewal leases are higher or lower than the GAAP rents under expiring leases. Annualized rental revenues from second generation leases expiring during any particular year are typically less than 15% of our total annual rental revenues. The following table sets forth information regarding second generation office leases signed during the fourth quarter of 2019 (we define second generation office leases as leases with new customers and renewals of existing customers in office space that has been previously occupied under our ownership and leases with respect to vacant space in acquired buildings):

	New	Renewal	All Office
Leased space (in rentable square feet)	397,703	805,197	1,202,900
Average term (in years - rentable square foot weighted)	7.7	5.2	6.0
Base rents (per rentable square foot) (1)	$33.52	$32.26	$32.68
Rent concessions (per rentable square foot) (1)	(0.65)	(0.49)	(0.54)
GAAP rents (per rentable square foot) (1)	$32.87	$31.77	$32.14
Tenant improvements (per rentable square foot) (1)	$3.89	$2.86	$3.20
Leasing commissions (per rentable square foot) (1)	$1.17	$1.01	$1.06
__________

(1)	Weighted average per rentable square foot on an annual basis over the lease term.

Annual combined GAAP rents for new and renewal leases signed in the fourth quarter were $32.14 per rentable square foot, 19.8% higher compared to previous leases in the same office spaces.

We strive to maintain a diverse, stable and creditworthy customer base. We have an internal guideline whereby customers that account for more than 3% of our revenues are periodically reviewed with the Company's Board of Directors. As of December 31, 2019, no customer accounted for more than 3% of our cash revenues other than the Federal Government and Bank of America, which accounted for 4.6% and 3.7%, respectively, of our cash revenues on an annualized basis. Upon stabilization of the MetLife III development project in Raleigh, it is expected that MetLife would account for approximately 3.2% of our revenues based on annualized cash revenues for December 2019. See “Item 2. Properties - Customers.”

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

Net Operating Income

Whether or not we record increasing net operating income (“NOI”) in our same property portfolio depends upon our ability to garner higher rental revenues, whether from higher average occupancy, higher GAAP rents per rentable square foot or higher cost recovery income, that exceed any corresponding growth in operating expenses. Same property NOI was $0.3 million, or 0.1%, lower in 2019 as compared to 2018 due to an increase in same property expenses of $4.3 million offset by an increase of $4.0 million in same property revenues. Same property revenues were lower primarily due to $8.0 million in credit losses on operating lease receivables and write-offs of lease incentives associated with Laser Spine Institute on March 1, 2019, partly offset by higher average GAAP rents per rentable square foot and higher parking income. See “Results of Operations - Comparison of 2019 to 2018 - Laser Spine Institute.” We expect same property NOI to be higher in 2020 as compared to 2019 as higher rental revenues, mostly from higher average GAAP rents per rentable square foot, no credit losses and write-offs associated with Laser Spine Institute and higher cost recovery income, are expected to more than offset an anticipated increase in same property operating expenses.

In addition to the effect of same property NOI, whether or not NOI increases depends upon whether the NOI from our acquired properties and development properties placed in service exceeds the NOI from property dispositions. NOI was $9.8 million, or 2.1%, higher in 2019 as compared to 2018 due to the impact of development properties placed in service and acquisitions, partly offset by Laser Spine Institute credit losses and write-offs noted above, NOI lost from property dispositions and lower restoration fees. We expect NOI to be higher in 2020 as compared to 2019 due to the impact of our net investment activity and no credit losses and write-offs associated with Laser Spine Institute.

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

Rental and other revenues are our principal source of funds to meet our short-term liquidity requirements. Other sources of funds for short-term liquidity needs include available working capital and borrowings under our revolving credit facility, which had $374.9 million of availability at January 24, 2020. Our short-term liquidity requirements primarily consist of operating expenses, interest and principal amortization on our debt, distributions and capital expenditures, including building improvement costs, tenant improvement costs and lease commissions. Building improvements are capital costs to maintain or enhance existing buildings not typically related to a specific customer. Tenant improvements are the costs required to customize space for the specific needs of customers. We anticipate that our available cash and cash equivalents and cash provided by operating activities and planned financing activities, including borrowings under our revolving credit facility, will be adequate to meet our short-term liquidity requirements. We use our revolving credit facility for working capital purposes and for the short-term funding of our development and acquisition activity and, in certain instances, the repayment of other debt. Continued ability to borrow under the revolving credit facility allows us to quickly capitalize on strategic opportunities at short-term interest rates.

Our long-term liquidity uses generally consist of the retirement or refinancing of debt upon maturity, funding of building improvements, new building developments and land infrastructure projects and funding acquisitions of buildings and development land. Our expected future capital expenditures for started and/or committed new development projects were approximately $277 million at December 31, 2019. Additionally, we may, from time to time, retire outstanding equity and/or debt securities through redemptions, open market repurchases, privately negotiated acquisitions or otherwise.

We expect to meet our long-term liquidity needs through a combination of:

•	cash flow from operating activities;

•	bank term loans and borrowings under our revolving credit facility;

•	the issuance of unsecured debt;

•	the issuance of secured debt;

•	the issuance of equity securities by the Company or the Operating Partnership; and

•	the disposition of non-core assets.

At December 31, 2019, our leverage ratio, as measured by the ratio of our mortgages and notes payable and outstanding preferred stock to the undepreciated book value of our assets, was 39.3% and there were 106.5 million diluted shares of Common Stock outstanding.

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

Market Rotation Plan

During the third quarter of 2019, we announced a series of planned investment activities. First, during the fourth quarter of 2019, we acquired Bank of America Tower at Legacy Union in Charlotte’s uptown CBD submarket for a total investment of $436 million. Bank of America Tower at Legacy Union is a trophy, LEED gold-registered office building encompassing 841,000 square feet with structured parking that delivered in 2019. Second, we have a two-phased plan to exit the Greensboro and Memphis markets. The first phase consists of selling a select portfolio of assets in Greensboro and Memphis by mid-2020 with a total sales price that approximates the $436 million total investment for Bank of America Tower at Legacy Union (with the intent of executing a reverse 1031 exchange) and closing the division offices. In 2020, we sold 35 buildings and land in Greensboro for an aggregate sale price of $193.4 million. We can provide no assurances, however, that we will dispose of the remainder of these assets on favorable terms, or at all. The second phase is the planned sale of the remaining assets in both markets. There is no pre-determined timetable for the second phase.

Results of Operations

Comparison of 2019 to 2018

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

Rental and Other Revenues

Rental and other revenues were $15.9 million, or 2.2%, higher in 2019 as compared to 2018 primarily due to development properties placed in service, acquisitions and higher same property revenues, which increased rental and other revenues by $22.4 million, $4.7 million and $4.0 million, respectively. Same property rental and other revenues were higher primarily due to higher average GAAP rents per rentable square foot and higher parking income, partly offset by credit losses on operating lease receivables and write-offs of lease incentives associated with Laser Spine Institute. These increases were partly offset by property dispositions and lower restoration fees, which decreased rental and other revenues by $11.0 million and $3.8 million, respectively. We expect rental and other revenues to be higher in 2020 as compared to 2019 due to acquisitions, development properties placed in service and higher same property revenues (including the effects of Laser Spine Institute credit losses and write-offs in 2019), partly offset by lost revenue from property dispositions.

Operating Expenses

Rental property and other expenses were $6.1 million, or 2.5%, higher in 2019 as compared to 2018 primarily due to development properties placed in service, higher same property operating expenses and acquisitions, which increased operating expenses by $4.9 million, $4.3 million and $0.9 million, respectively. Same property operating expenses were higher primarily due to higher property taxes, property insurance and repairs and maintenance, partly offset by lower utilities. These increases were partly offset by a $3.6 million decrease in operating expenses from property dispositions. We expect rental property and other expenses to be higher in 2020 as compared to 2019 due to higher same property operating expenses, acquisitions and development properties placed in service, partly offset by lower operating expenses from property dispositions.

Depreciation and amortization was $24.5 million, or 10.7%, higher in 2019 as compared to 2018 primarily due to accelerated depreciation and amortization of tenant improvements and deferred leasing costs associated with Laser Spine Institute, development properties placed in service and acquisitions, partly offset by property dispositions. We expect depreciation and amortization to be higher in 2020 as compared to 2019 due to acquisitions and development properties placed in service, partly offset by accelerated depreciation and amortization of tenant improvements and deferred leasing costs associated with Laser Spine Institute in 2019 and property dispositions.

In 2019, we recorded aggregate impairments of real estate assets of $5.8 million primarily as a result of shortened hold periods from classifying all of our assets in Greensboro and Memphis as non-core. In 2018, we recorded aggregate impairments of real estate assets of $0.4 million, which resulted from changes in market-based inputs and our assumptions about the use of the assets.

General and administrative expenses were $4.1 million, or 10.2%, higher in 2019 as compared to 2018 primarily due to certain previously capitalized lease related costs that are now expensed upon adoption of the new lease accounting standard in 2019 and higher company-wide base salaries and benefits, executive retirement and consulting costs and severance costs associated with the anticipated closure of our Greensboro and Memphis offices, partly offset by lower incentive compensation and expensed pre-development costs. We expect general and administrative expenses to be lower in 2020 as compared to 2019 due to lower severance costs, salaries and benefits associated with the anticipated closure of our Greensboro and Memphis offices, lower incentive compensation and executive retirement and consulting costs in 2019.

Interest Expense

Interest expense was $10.2 million, or 14.3%, higher in 2019 as compared to 2018 primarily due to higher average debt balances, higher average interest rates and lower capitalized interest. We expect interest expense to be higher in 2020 as compared to 2019 due to higher average debt balances, partly offset by lower average interest rates and higher capitalized interest.

Other Income/(Loss)

Other income/(loss) was $4.5 million lower in 2019 as compared to 2018 primarily due to the write-off of notes receivable associated with Laser Spine Institute.

Gains on Disposition of Property

Gains on disposition of property were $1.9 million higher in 2019 as compared to 2018 due to the net effect of the disposition activity in such periods.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $1.0 million, or 46.4%, higher in 2019 as compared to 2018 primarily due to higher average occupancy. We expect equity in earnings of unconsolidated affiliates to be higher in 2020 as compared to 2019 for the same reason.

Earnings Per Common Share - Diluted

Diluted earnings per common share was $0.34 lower in 2019 as compared to 2018 due to a decrease in net income for the reasons discussed above.

Comparison of 2018 to 2017

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations” in our 2018 Annual Report on Form 10-K for a comparison of 2018 to 2017.

Liquidity and Capital Resources

Statements of Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in the Company’s cash flows (in thousands):

	Year Ended December 31,
	2019	2018	2017	2019-2018 Change	2018-2017 Change
Net Cash Provided By Operating Activities	$365,797	$358,628	$352,532	$7,169	$6,096
Net Cash Used In Investing Activities	(607,407)	(306,749)	(200,302)	(300,658)	(106,447)
Net Cash Provided By/(Used In) Financing Activities	246,209	(130,069)	(142,528)	376,278	12,459
Total Cash Flows	$4,599	$(78,190)	$9,702	$82,789	$(87,892)

Comparison of 2019 to 2018

The increase in net cash provided by operating activities in 2019 as compared to 2018 was primarily due to higher net cash from the operations of development properties placed in service, acquisitions and same properties and the timing of cash paid for operating expenses, partly offset by lower net cash from the settlement of cash flow hedges and property dispositions. We expect net cash related to operating activities to be higher in 2020 as compared to 2019 due to acquisitions, development properties placed in service and same properties, partly offset by property dispositions.

The increase in net cash used in investing activities in 2019 as compared to 2018 was primarily due to the acquisition of Bank of America Tower at Legacy Union in Charlotte in 2019, partly offset by higher net proceeds from disposition activity in 2019 and higher investments in development in-process in 2018. We expect uses of cash for investing activities in 2020 to be primarily driven by whether or not we acquire and commence development of additional office buildings in the BBDs of our markets. Additionally, as of December 31, 2019, we have approximately $277 million left to fund of our previously-announced development activity in 2020 and future years. We expect these uses of cash for investing activities will be partly offset by proceeds from property dispositions in 2020.

The change in net cash provided by/(used in) financing activities in 2019 as compared to 2018 was primarily due to higher net debt borrowings in 2019. Assuming the net effect of our acquisition, disposition and development activity in 2020 results in an increase to our assets, we would expect outstanding debt and/or Common Stock balances to increase.

Comparison of 2018 to 2017

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in our 2018 Annual Report on Form 10-K for a comparison of 2018 to 2017.

Capitalization

The following table sets forth the Company’s capitalization (in thousands, except per share amounts):

	December 31,
	2019	2018
Mortgages and notes payable, net, at recorded book value	$2,543,710	$2,085,831
Preferred Stock, at liquidation value	$28,859	$28,877
Common Stock outstanding	103,756	103,557
Common Units outstanding (not owned by the Company)	2,724	2,739
Per share stock price at year end	$48.91	$38.69
Market value of Common Stock and Common Units	$5,207,937	$4,112,592
Total capitalization	$7,780,506	$6,227,300

At December 31, 2019, our mortgages and notes payable and outstanding preferred stock represented 33.1% of our total capitalization and 39.3% of the undepreciated book value of our assets. See also "Executive Summary - Liquidity and Capital Resources."

Our mortgages and notes payable as of December 31, 2019 consisted of $95.3 million of secured indebtedness with an interest rate of 4.0% and $2,461.4 million of unsecured indebtedness with a weighted average interest rate of 3.56%. The secured indebtedness was collateralized by real estate assets with an undepreciated book value of $147.1 million. As of December 31, 2019, $471.0 million of our debt does not bear interest at fixed rates or is not protected by interest rate hedge contracts.

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

During the fourth quarter of 2019, we acquired a building in the central business district of Charlotte, which delivered in 2019 and encompasses 841,000 rentable square feet, for a net purchase price of $399.1 million. The assets acquired and liabilities assumed were recorded at relative fair value as determined by management, with the assistance of third party specialists, based on information available at the acquisition date and on current assumptions as to future operations. We have invested or intend to invest an additional $36.9 million of planned leasing capital expenditures. As of the closing date, based on the total anticipated investment of $436.0 million, the capitalization rate for the acquisition of this building, which was 89.5% leased as of the closing date, is 6.3% using projected annual GAAP net operating income for 2020. These forward-looking statements are subject to risks and uncertainties. See “Disclosure Regarding Forward-Looking Statements.”

During the fourth quarter of 2019, we also acquired development land in Richmond and Pittsburgh for an aggregate purchase price, including capitalized acquisition costs, of $5.8 million.

During the third quarter of 2019, we acquired development land in Raleigh for a purchase price, including capitalized acquisition costs, of $6.6 million.

During the second quarter of 2019, we and The Bromley Companies formed a joint venture (the "Midtown One joint venture”) to construct Midtown One, a 150,000 square foot, multi-customer office building located in the mixed-use Midtown Tampa project in Tampa’s Westshore submarket. Midtown One has an anticipated total investment of $71.3 million. Construction of Midtown One began in the third quarter of 2019 with a scheduled completion date in the second quarter of 2021. At closing, we agreed to contribute cash of $20.0 million ($15.9 million of which was funded and/or placed in escrow as of December 31, 2019) in exchange for an 80.0% interest in the Midtown One joint venture and The Bromley Companies contributed land valued at $5.0 million in exchange for the remaining 20.0% interest. We also committed to provide a $46.3 million interest-only secured construction loan to the Midtown One joint venture that is scheduled to mature on the second anniversary of completion. The loan bears interest at LIBOR plus 250 basis points. As of December 31, 2019, no amounts under the loan have been funded. The Midtown One joint venture is consolidated.

In 2020, we sold 35 buildings and land in Greensboro for an aggregate sale price of $193.4 million and expect to record aggregate gains on disposition of property of $105.0 million.

During the fourth quarter of 2019, we sold three buildings for an aggregate sale price of $89.6 million and recorded aggregate gains on disposition of property of $29.3 million.

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

As of December 31, 2019, we were developing 0.9 million rentable square feet of office properties. For a table summarizing our announced and in-process office developments, see "Item 2. Properties - In-Process Development."

Financing Activity

We have entered into separate equity distribution agreements with each of Wells Fargo Securities, LLC, Robert W. Baird & Co. Incorporated, BB&T Capital Markets, a division of BB&T Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, BTIG, LLC, Capital One Securities, Inc., Fifth Third Securities, Inc., Jefferies LLC and J.P. Morgan Securities LLC. Under the terms of the equity distribution agreements, the Company may offer and sell up to $300.0 million in aggregate gross sales price of shares of Common Stock from time to time through such firms, acting as agents of the Company or as principals. Sales of the shares, if any, may be made by means of ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices or as otherwise agreed with any of such firms. The Company did not issue any shares of Common Stock under these agreements during 2019.

Our $600.0 million unsecured revolving credit facility is scheduled to mature in January 2022 and includes an accordion feature that allows for an additional $400.0 million of borrowing capacity subject to additional lender commitments. Assuming no defaults have occurred, we have an option to extend the maturity for two additional six-month periods. The interest rate at our current credit ratings is LIBOR plus 100 basis points and the annual facility fee is 20 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody's Investors Service or Standard & Poor's Ratings Services. There was $221.0 million and $225.0 million outstanding under our revolving credit facility at December 31, 2019 and January 24, 2020, respectively. At both December 31, 2019 and January 24, 2020, we had $0.1 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at December 31, 2019 and January 24, 2020 was $378.9 million and $374.9 million, respectively.

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

As of December 31, 2019, the Operating Partnership had the following unsecured notes outstanding ($ in thousands):

	Face Amount	Carrying Amount	Stated Interest Rate	Effective Interest Rate
Notes due June 2021	$300,000	$299,369	3.200%	3.363%
Notes due January 2023	$250,000	$249,201	3.625%	3.752%
Notes due March 2027	$300,000	$297,134	3.875%	4.038%
Notes due March 2028	$350,000	$346,621	4.125%	4.271%
Notes due April 2029	$350,000	$349,091	4.200%	4.234%
Notes due February 2030	$400,000	$399,009	3.050%	3.079%

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

Contractual Obligations

The following table sets forth a summary regarding our known contractual obligations, including required interest payments for those items that are interest bearing, at December 31, 2019 (in thousands):

		Amounts due during the years ending December 31,
	Total	2020	2021	2022	2023	2024	Thereafter
Mortgages and Notes Payable:
Principal payments (1)	$2,566,303	$1,952	$302,032	$523,115	$252,201	$2,291	$1,484,712
Interest payments	571,365	90,038	84,758	71,740	56,868	56,401	211,560
Financing Lease Obligations	15	15	—	—	—	—	—
Purchase Obligations:
Lease and contractual commitments and contingent consideration (2)	466,770	400,264	64,443	943	—	—	1,120
Operating Lease Obligations:
Operating ground leases	94,369	2,086	2,127	2,169	2,167	2,123	83,697
Total	$3,698,822	$494,355	$453,360	$597,967	$311,236	$60,815	$1,781,089
__________

(1)	Excludes amortization of premiums, discounts, debt issuance costs and/or purchase accounting adjustments.

(2)
Consists primarily of commitments under signed leases and contracts for operating properties, excluding tenant-funded tenant improvements, and contracts for development/redevelopment projects. This includes $340.9 million of contractual commitments related to our in-process development activity and newly acquired properties, of which $279.8 million is scheduled to be funded in 2020. For a description of our development activity, see "Item 2. Properties - In-Process Development." The timing of these lease and contractual commitments may fluctuate.

The interest payments due on mortgages and notes payable are based on the stated rates for the fixed rate debt and on the rates in effect at December 31, 2019 for the variable rate debt. The weighted average interest rate on our fixed (including debt with a variable rate that is effectively fixed by related interest rate swaps) and variable rate debt was 3.75% and 2.81%, respectively, at December 31, 2019. For additional information about our operating lease obligations, mortgages and notes payable and purchase obligations, see Notes 2, 6 and 8, respectively, to our Consolidated Financial Statements.

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

During each quarter of 2019, the Company declared and paid a cash dividend of $0.475 per share of Common Stock.

On February 4, 2020, the Company declared a cash dividend of $0.48 per share of Common Stock, which is payable on March 10, 2020 to stockholders of record as of February 18, 2020.

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

We had $9.5 million of cash and cash equivalents as of December 31, 2019. The unused capacity of our revolving credit facility at December 31, 2019 and January 24, 2020 was $378.9 million and $374.9 million, respectively, excluding an accordion feature that allows for an additional $400.0 million of borrowing capacity subject to additional lender commitments.

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

During 2020, in addition to completing the first phase of our plan to exit Greensboro and Memphis, we also expect to sell $100 million to $150 million of properties no longer considered to be core assets due to location, age, quality and/or overall strategic fit. We can make no assurance, however, that we will sell any non-core assets or, if we do, what the timing or terms of any such sale will be.

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

We consider our critical accounting estimates to be those used in the determination of the reported amounts and disclosure related to the following:

•	Real estate and related assets;

•	Impairments of real estate assets and investments in unconsolidated affiliates;

•	Sales of real estate; and

•	Leases.

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

Expenditures directly related to the development and construction of real estate assets are included in net real estate assets and are stated at depreciated cost. Development expenditures include pre-construction costs essential to the development of properties, development and construction costs, interest costs on qualifying assets, real estate taxes, development personnel salaries and related costs and other costs incurred during the period of development. Interest and other carrying costs are capitalized until the building is ready for its intended use, but not later than a year from cessation of major construction activity. We consider a construction project as substantially completed and ready for its intended use upon the completion of tenant improvements. We cease capitalization on the portion that is substantially completed and occupied or held available for occupancy and capitalize only those costs associated with the portion under construction.

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

Upon the acquisition of real estate assets accounted for as asset acquisitions, we assess the fair value of acquired tangible assets such as land, buildings and tenant improvements, intangible assets and liabilities such as above and below market leases, acquired in-place leases and other identifiable intangible assets and assumed liabilities. We allocate fair value on a relative basis based on estimated cash flow projections that utilize discount and/or capitalization rates as well as available market information. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant.

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

Impairments of Real Estate Assets and Investments in Unconsolidated Affiliates

With respect to assets classified as held for use, we perform an impairment analysis if our evaluation of events or changes in circumstances indicate that the carrying value may not be recoverable, such as a significant decline in occupancy, identification of materially adverse legal or environmental factors, change in our designation of an asset from core to non-core, which may impact the anticipated holding period, or a decline in market value to an amount less than cost. This analysis is generally performed at the property level, except when an asset is part of an interdependent group such as an office park, and consists of determining whether the asset's carrying amount will be recovered from its undiscounted estimated future operating and residual cash flows. These cash flows are estimated based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for customers, changes in market rental rates, costs to operate each property and expected ownership periods. For properties under development, the cash flows are based on expected service potential of the asset or asset group when development is substantially complete.

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

Leases

To generate positive cash flow, as a lessor, we generally lease our office properties to lessees in exchange for fixed monthly payments that cover rent, property taxes, insurance and certain cost recoveries, primarily common area maintenance (“CAM”). Office properties owned by us that are under lease are primarily located in Atlanta, Charlotte, Nashville, Orlando, Pittsburgh, Raleigh, Richmond and Tampa and are leased to a wide variety of lessees across many industries. Our leases were determined to be operating leases and mostly range from three to 10 years. Payments from customers for CAM are considered nonlease components that are separated from lease components and are generally accounted for in accordance with the revenue recognition standard. However, we qualified for and elected the practical expedient related to combining the components because the lease component is classified as an operating lease and the timing and pattern of transfer of CAM income, which is not the predominant component, is the same as the lease component. As such, consideration for CAM is accounted for as part of the overall consideration in the lease. Payments from customers for property taxes and insurance are considered noncomponents of the lease and therefore no consideration is allocated to them because they do not transfer a good or service to the customer. Fixed contractual payments from our leases are recognized on a straight-line basis over the terms of the respective leases. This means that, with respect to a particular lease, actual amounts billed in accordance with the lease during any given period may be higher or lower than the amount of rental revenue recognized for the period. Straight-line rental revenue is commenced when the customer assumes control of the leased premises. Accrued straight-line rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with lease agreements.

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

The Company's presentation of FFO is consistent with FFO as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), which is calculated as follows:

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

The following table sets forth the Company's FFO, FFO available for common stockholders and FFO available for common stockholders per share (in thousands, except per share amounts):

	Year Ended December 31,
	2019	2018	2017
Funds from operations:
Net income	$141,683	$177,630	$191,663
Net (income) attributable to noncontrolling interests in consolidated affiliates	(1,214)	(1,207)	(1,239)
Depreciation and amortization of real estate assets	251,545	227,045	225,052
Impairments of depreciable properties	1,400	—	—
(Gains) on disposition of depreciable properties	(38,582)	(37,096)	(53,170)
Unconsolidated affiliates:
Depreciation and amortization of real estate assets	2,425	2,284	2,298
(Gains) on disposition of depreciable properties	—	—	(4,617)
Funds from operations	357,257	368,656	359,987
Dividends on Preferred Stock	(2,488)	(2,492)	(2,492)
Funds from operations available for common stockholders	$354,769	$366,164	$357,495
Funds from operations available for common stockholders per share	$3.33	$3.45	$3.39
Weighted average shares outstanding (1)	106,445	106,268	105,594
__________

(1)	Includes assumed conversion of all potentially dilutive Common Stock equivalents.

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

As of December 31, 2019, our same property portfolio consisted of 207 in-service properties encompassing 28.3 million rentable square feet that were wholly owned during the entirety of the periods presented (from January 1, 2018 to December 31, 2019). As of December 31, 2018, our same property portfolio consisted of 210 in-service properties encompassing 28.1 million rentable square feet that were wholly owned during the entirety of the periods presented (from January 1, 2017 to December 31, 2018). The change in our same property portfolio was due to the addition of three newly developed properties encompassing 0.8 million rentable square feet placed in service during 2017. These additions were offset by the removal of six properties encompassing 0.6 million rentable square feet that were sold during 2019.

Rental and other revenues related to properties not in our same property portfolio were $57.0 million and $45.0 million for the years ended December 31, 2019 and 2018, respectively. Rental property and other expenses related to properties not in our same property portfolio were $14.8 million and $13.0 million for the years ended December 31, 2019 and 2018, respectively.

The following table sets forth the Company’s NOI, same property NOI and same property cash NOI (in thousands):

	Year Ended December 31,
	2019	2018
Net income	$141,683	$177,630
Equity in earnings of unconsolidated affiliates	(3,276)	(2,238)
Gains on disposition of property	(39,517)	(37,638)
Other (income)/loss	2,510	(1,940)
Interest expense	81,648	71,422
General and administrative expenses	44,067	40,006
Impairments of real estate assets	5,849	423
Depreciation and amortization	254,504	229,955
Net operating income	487,468	477,620
Non same property and other net operating income	(42,202)	(32,052)
Same property net operating income	$445,266	$445,568

Same property net operating income	$445,266	$445,568
Lease termination fees, straight-line rent and other non-cash adjustments	(15,617)	(21,293)
Same property cash net operating income	$429,649	$424,275

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

At December 31, 2019, we had $2,035.7 million principal amount of fixed rate debt outstanding, a $747.7 million increase as compared to December 31, 2018, excluding debt with a variable rate that is effectively fixed by related interest rate hedge contracts. The estimated aggregate fair market value of this debt was $2,107.1 million. If interest rates had been 100 basis points higher, the aggregate fair market value of our fixed rate debt would have been $125.7 million lower. If interest rates had been 100 basis points lower, the aggregate fair market value of our fixed rate debt would have been $136.8 million higher.

At December 31, 2019, we had $471.0 million of variable rate debt outstanding, a $61.0 million decrease as compared to December 31, 2018, not protected by interest rate hedge contracts. If the weighted average interest rate on this variable rate debt had been 100 basis points higher or lower, the annual interest expense at December 31, 2019 would increase or decrease by $4.7 million.

See "Item 1A. Risk Factors - Increases in interest rates would increase our interest expense."

At December 31, 2019, we had $50.0 million of variable rate debt outstanding with $50.0 million of related floating-to-fixed interest rate swaps. These swaps effectively fix the underlying one-month LIBOR rate at a weighted average rate of 1.693%. If the underlying LIBOR interest rates increase or decrease by 100 basis points, the aggregate fair market value of the swaps at December 31, 2019 would increase or decrease by $1.0 million.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See page 49 for Index to Consolidated Financial Statements of Highwoods Properties, Inc. and Highwoods Realty Limited Partnership.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

General

The purpose of this section is to discuss our controls and procedures. The statements in this section represent the conclusions of Theodore J. Klinck, the Company's President and Chief Executive Officer (“CEO”), and Mark F. Mulhern, the Company's Executive Vice President and Chief Financial Officer (“CFO”).

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

Under the supervision of the Company's CEO and CFO, we conducted an evaluation of the effectiveness of the Company's internal control over financial reporting at December 31, 2019 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have concluded that, at December 31, 2019, the Company's internal control over financial reporting was effective. Deloitte & Touche LLP, our independent registered public accounting firm, has issued their attestation report, which is included below, on the effectiveness of the Company's internal control over financial reporting as of December 31, 2019.

Management's Annual Report on the Operating Partnership's Internal Control Over Financial Reporting

The Operating Partnership is also required to establish and maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Under the supervision of the Company's CEO and CFO, we conducted an evaluation of the effectiveness of the Operating Partnership's internal control over financial reporting at December 31, 2019 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have concluded that, as of December 31, 2019, the Operating Partnership's internal control over financial reporting was effective. SEC rules do not require us to obtain an attestation report of Deloitte & Touche LLP on the effectiveness of the Operating Partnership's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Highwoods Properties, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Highwoods Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2019 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019 of the Company and our report dated February 4, 2020 expressed an unqualified opinion on those financial statements.

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
February 4, 2020

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2019 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were also no changes in the Operating Partnership’s internal control over financial reporting during the fourth quarter of 2019 that materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

Thomas P. Anderson, 71, was elected to join the Company’s Board of Directors effective January 29, 2020.  Mr. Anderson, who will serve on the Company’s compensation and governance committee, qualifies as an independent director under the standards of the New York Stock Exchange.

Mr. Anderson has had an extensive career in banking, finance, investment management and real estate.  He retired in June 2019 after 18 years as Chief Executive Officer of the Medical University of South Carolina Foundation.  Previously, Mr. Anderson spent 27 years at Bank of America as President of Bank of America South Carolina and head of its Carolinas Business Banking group.  He is a life trustee of the Saul Alexander Foundation, a director and treasurer of the Winwood Farm Home for Boys, and a Senior Vice President at Plantation Services, a real estate and land management firm.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about the Company’s executive officers and directors, the code of ethics that applies to the Company’s chief executive officer and senior financial officers, which is posted on our website, and certain corporate governance matters is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 12, 2020. No changes have been made to the procedures by which stockholders may recommend nominees to the Company's board of directors since the 2019 annual meeting, which was held on May 8, 2019. See Item X in Part I of this Annual Report for biographical information regarding the Company’s executive officers. The Company is the sole general partner of the Operating Partnership.

ITEM 11. EXECUTIVE COMPENSATION

Information about the compensation of the Company’s directors and executive officers is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 12, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about the beneficial ownership of Common Stock and the Company’s equity compensation plans is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 12, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information about certain relationships and related transactions, if any, and the independence of the Company’s directors is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 12, 2020.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information about fees paid to and services provided by our independent registered public accounting firm is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 12, 2020.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Reference is made to the Index to Consolidated Financial Statements on page 49 for a list of the Consolidated Financial Statements of Highwoods Properties, Inc. and Highwoods Realty Limited Partnership included in this report.

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

4.2		Form of 3.875% Notes due March 1, 2027 (filed as part of the Company’s Current Report on Form 8-K dated February 23, 2017)
4.3		Officers’ Certificate Establishing the Terms of the 3.875% Notes, dated February 23, 2017 (filed as part of the Company’s Current Report on Form 8-K dated February 23, 2017)
4.4		Form of 3.625% Notes due January 15, 2023 (filed as part of the Company's Current Report on Form 8-K dated December 18, 2012)
4.5		Officers' Certificate Establishing the Terms of the 3.625% Notes, dated as of December 18, 2012 (filed as part of the Company's Current Report on Form 8-K dated December 18, 2012)
4.6		Form of 3.20% Notes due June 15, 2021 (filed as part of the Company's Current Report on Form 8-K dated May 27, 2014)
4.7		Officers' Certificate Establishing the Terms of the 3.20% Notes, dated as of May 27, 2014 (filed as part of the Company's Current Report on Form 8-K dated May 27, 2014)
4.8		Form of 4.125% Notes due March 15, 2028 (filed as part of the Company's Current Report on Form 8-K dated March 5, 2018)
4.9		Officers' Certificate Establishing the Terms of the 4.125% Notes, dated March 5, 2018 (filed as part of the Company's Current Report on Form 8-K dated March 5, 2018)
4.10		Form of 4.20% Notes due April 15, 2029 (filed as part of the Company's Current Report on Form 8-K dated March 7, 2019)
4.11		Officers' Certificate Establishing the Terms of the 4.20% Notes, dated March 7, 2019 (filed as part of the Company's Current Report on Form 8-K dated March 7, 2019)
4.12		Form of 3.050% Notes due February 15, 2030 (filed as part of the Company's Current Report on Form 8-K dated September 13, 2019)
4.13		Officers' Certificate Establishing the Terms of the 3.050% Notes, dated September 13, 2019 (filed as part of the Company's Current Report on Form 8-K dated September 13, 2019)
4.14		Description of Registered Securities
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

10.4	*	2015 Long-Term Equity Incentive Plan (filed as part of the Company’s Current Report on Form 8-K dated May 13, 2015)
10.5		Form of warrants to purchase Common Stock of the Company (filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997)

Exhibit Number		Description
10.6	*	Highwoods Properties, Inc. Retirement Plan, effective as of March 1, 2006 (filed as part of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)
10.7	*	Retirement Agreement, dated as of September 5, 2019, between the Company and Edward J. Fritsch (filed as part of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019)
10.8	*
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

10.12	*
Executive Supplemental Employment Agreement, dated as of July 19, 2019, between the Company and Brian M. Leary (filed as part of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019)

10.13	*	Highwoods Properties, Inc. Amended and Restated Employee Stock Purchase Plan (filed as part of the Company’s Current Report on Form 8-K dated May 12, 2010)
10.14	*	Amendment No. 1 to the Amended and Restated Employee Stock Purchase Plan of the Company (filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 2010)
10.15	*	Amendment No. 2 to the Amended and Restated Employee Stock Purchase Plan of the Company (filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 2017)
10.16
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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Highwoods Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 4, 2020, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of Real Estate Assets-Refer to Notes 1 and 3 to the financial statements

Critical Audit Matter Description

The Company performs an impairment analysis of properties which begins with an evaluation of events or changes in circumstances that may indicate that the carrying value may not be recoverable, such as a significant decline in occupancy, identification of materially adverse legal or environmental factors, a change in the designation of an asset from core to non-core, which may impact the anticipated holding period, or a decline in market value to an amount less than cost.

The Company makes judgments to evaluate real estate assets for possible indications of impairment. Changes in these judgments could have a material impact on the real estate assets identified for further analysis.

Given the Company’s evaluation of possible indications of impairment of real estate assets requires management to make judgments, performing audit procedures to evaluate whether management appropriately identified events or changes in circumstances indicating that the carrying amounts of real estate assets may not be recoverable required a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the evaluation of real estate assets for possible indications of impairment included the following, among others:

•
We tested the effectiveness of controls over management’s identification of possible circumstances that may indicate that the carrying amounts of real estate assets are no longer recoverable, including controls over management’s designation of an asset as core or non-core, occupancy and management’s estimates of fair values.

•	We evaluated management’s identification of impairment indicators by developing an independent determination if properties exhibit an indicator of impairment by:

•	Inquiring of management and reading investment committee and board minutes to identify properties that should be evaluated as non-core and therefore may impact the anticipated holding period.

•
Testing real estate assets for possible indications of impairment, including searching for adverse asset-specific circumstances and/or market conditions by circulating a questionnaire to regional property managers.

•	With the assistance of our fair value specialists, developing an independent expectation of impairment indicators and comparing such expectation to management’s analysis.

Real Estate and Related Assets-Acquisitions-Refer to Notes 1 and 3 to the financial statements

Critical Audit Matter Description

The Company acquired a building in the central business district of Charlotte, which delivered in 2019 for a net purchase price of $399.1 million. The Company accounted for the acquisition as an asset acquisition. Accordingly, the purchase price paid for assets acquired and liabilities assumed was allocated, based on relative fair value as determined by management, with the assistance of third-party specialists, to land, buildings, tenant improvements and intangible assets and liabilities such as above and below market leases and acquired in-place leases. Management assessed the relative fair value based on estimated cash flow projections that utilized discount and capitalization rates as well as available market information.

Given the allocation of relative fair value to the assets acquired and liabilities assumed required management to make significant estimates related to assumptions such as discount rates, capitalization rates, market rental rates and land values, performing audit procedures to evaluate the reasonableness of these assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the relative fair value of assets acquired and liabilities assumed included the following, among others:

•
We tested the effectiveness of controls over the purchase price allocation, including management’s controls over the review of the third-party appraisal, the identification of real estate assets, intangible assets and liabilities and the valuation methodology for estimating the relative fair value of assets acquired and liabilities assumed.

•
With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology, discount rates, capitalization rates, market rental rates and land values, by developing a range of independent estimates and comparing our estimates to those used by management.

•	We tested the mathematical accuracy of the valuation models and the source information underlying the determination of the intangible assets and liabilities fair value.

/s/ Deloitte & Touche LLP

Raleigh, North Carolina
February 4, 2020

We have served as the Company’s auditor since 2006.

HIGHWOODS PROPERTIES, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2019	2018
Assets:
Real estate assets, at cost:
Land	$515,095	$491,441
Buildings and tenant improvements	5,128,150	4,676,862
Development in-process	172,706	165,537
Land held for development	99,163	128,248
	5,915,114	5,462,088
Less-accumulated depreciation	(1,388,566)	(1,296,562)
Net real estate assets	4,526,548	4,165,526
Real estate and other assets, net, held for sale	20,790	—
Cash and cash equivalents	9,505	3,769
Restricted cash	5,237	6,374
Accounts receivable	23,370	25,952
Mortgages and notes receivable, net of allowance of $0 and $44, respectively	1,501	5,599
Accrued straight-line rents receivable	234,652	220,088
Investments in and advances to unconsolidated affiliates	26,298	23,585
Deferred leasing costs, net of accumulated amortization of $146,125 and $149,275, respectively	231,347	195,273
Prepaid expenses and other assets, net of accumulated depreciation of $20,017 and $18,074, respectively	58,996	28,843
Total Assets	$5,138,244	$4,675,009
Liabilities, Noncontrolling Interests in the Operating Partnership and Equity:
Mortgages and notes payable, net	$2,543,710	$2,085,831
Accounts payable, accrued expenses and other liabilities	286,911	218,922
Total Liabilities	2,830,621	2,304,753
Commitments and contingencies
Noncontrolling interests in the Operating Partnership	133,216	105,960
Equity:
Preferred Stock, $.01 par value, 50,000,000 authorized shares;
8.625% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 28,859 and 28,877 shares issued and outstanding, respectively	28,859	28,877
Common Stock, $.01 par value, 200,000,000 authorized shares;
103,756,046 and 103,557,065 shares issued and outstanding, respectively	1,038	1,036
Additional paid-in capital	2,954,779	2,976,197
Distributions in excess of net income available for common stockholders	(831,808)	(769,303)
Accumulated other comprehensive income/(loss)	(471)	9,913
Total Stockholders’ Equity	2,152,397	2,246,720
Noncontrolling interests in consolidated affiliates	22,010	17,576
Total Equity	2,174,407	2,264,296
Total Liabilities, Noncontrolling Interests in the Operating Partnership and Equity	$5,138,244	$4,675,009
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Income
(in thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Rental and other revenues	$735,979	$720,035	$702,737
Operating expenses:
Rental property and other expenses	248,511	242,415	236,888
Depreciation and amortization	254,504	229,955	227,832
Impairments of real estate assets	5,849	423	1,445
General and administrative	44,067	40,006	39,648
Total operating expenses	552,931	512,799	505,813
Interest expense	81,648	71,422	69,105
Other income/(loss)	(2,510)	1,940	2,283
Gains on disposition of property	39,517	37,638	54,157
Equity in earnings of unconsolidated affiliates	3,276	2,238	7,404
Net income	141,683	177,630	191,663
Net (income) attributable to noncontrolling interests in the Operating Partnership	(3,551)	(4,588)	(5,059)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(1,214)	(1,207)	(1,239)
Dividends on Preferred Stock	(2,488)	(2,492)	(2,492)
Net income available for common stockholders	$134,430	$169,343	$182,873
Earnings per Common Share – basic:
Net income available for common stockholders	$1.30	$1.64	$1.78
Weighted average Common Shares outstanding – basic	103,692	103,439	102,682
Earnings per Common Share – diluted:
Net income available for common stockholders	$1.30	$1.64	$1.78
Weighted average Common Shares outstanding – diluted	106,445	106,268	105,594
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Comprehensive income:
Net income	$141,683	$177,630	$191,663
Other comprehensive income/(loss):
Unrealized gains/(losses) on cash flow hedges	(9,134)	4,161	1,732
Amortization of cash flow hedges	(1,250)	(2,086)	1,157
Total other comprehensive income/(loss)	(10,384)	2,075	2,889
Total comprehensive income	131,299	179,705	194,552
Less-comprehensive (income) attributable to noncontrolling interests	(4,765)	(5,795)	(6,298)
Comprehensive income attributable to common stockholders	$126,534	$173,910	$188,254
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Equity
(in thousands, except share amounts)

	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Income/(Loss)	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2016	101,665,554	$1,017	$28,920	$2,850,881	$4,949	$17,961	$(749,412)	$2,154,316
Issuances of Common Stock, net of issuance costs and tax withholdings	1,480,573	15	—	70,962	—	—	—	70,977
Conversions of Common Units to Common Stock	10,000	—	—	511	—	—	—	511
Dividends on Common Stock ($1.76 per share)		—	—	—	—	—	(180,805)	(180,805)
Dividends on Preferred Stock ($86.25 per share)		—	—	—	—	—	(2,492)	(2,492)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	354	—	—	—	354
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(1,784)	—	(1,784)
Issuances of restricted stock	110,748	—	—	—	—	—	—	—
Redemptions/repurchases of Preferred Stock		—	(28)	—	—	—	—	(28)
Share-based compensation expense, net of forfeitures	—	1	—	6,691	—	—	—	6,692
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(5,059)	(5,059)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	1,239	(1,239)	—
Comprehensive income:
Net income		—	—	—	—	—	191,663	191,663
Other comprehensive income		—	—	—	2,889	—	—	2,889
Total comprehensive income								194,552
Balance at December 31, 2017	103,266,875	1,033	28,892	2,929,399	7,838	17,416	(747,344)	2,237,234
Issuances of Common Stock, net of issuance costs and tax withholdings	33,652	—	—	1,865	—	—	—	1,865
Conversions of Common Units to Common Stock	90,001	—	—	4,043	—	—	—	4,043
Dividends on Common Stock ($1.85 per share)		—	—	—	—	—	(191,302)	(191,302)
Dividends on Preferred Stock ($86.25 per share)		—	—	—	—	—	(2,492)	(2,492)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	33,427	—	—	—	33,427
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(1,047)	—	(1,047)
Issuances of restricted stock	172,440	—	—	—	—	—	—	—
Redemptions/repurchases of Preferred Stock		—	(15)	—	—	—	—	(15)
Share-based compensation expense, net of forfeitures	(5,903)	3	—	7,463	—	—	—	7,466
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(4,588)	(4,588)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	1,207	(1,207)	—
Comprehensive income:
Net income		—	—	—	—	—	177,630	177,630
Other comprehensive income		—	—	—	2,075	—	—	2,075
Total comprehensive income								179,705
Balance at December 31, 2018	103,557,065	$1,036	$28,877	$2,976,197	$9,913	$17,576	$(769,303)	$2,264,296

HIGHWOODS PROPERTIES, INC. Consolidated Statements of Equity - Continued (in thousands, except share amounts)

	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Income/(Loss)	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2018	103,557,065	$1,036	$28,877	$2,976,197	$9,913	$17,576	$(769,303)	$2,264,296
Issuances of Common Stock, net of issuance costs and tax withholdings	(143)	—	—	298	—	—	—	298
Conversions of Common Units to Common Stock	15,000	—	—	663	—	—	—	663
Dividends on Common Stock ($1.90 per share)		—	—	—	—	—	(196,935)	(196,935)
Dividends on Preferred Stock ($86.25 per share)		—	—	—	—	—	(2,488)	(2,488)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	(29,557)	—	—	—	(29,557)
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(1,767)	—	(1,767)
Contributions from noncontrolling interests in consolidated affiliates		—	—	—	—	4,987	—	4,987
Issuances of restricted stock	190,934	—	—	—	—	—	—	—
Redemptions/repurchases of Preferred Stock		—	(18)	—	—	—	—	(18)
Share-based compensation expense, net of forfeitures	(6,810)	2	—	7,178	—	—	—	7,180
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(3,551)	(3,551)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	1,214	(1,214)	—
Comprehensive income:
Net income		—	—	—	—	—	141,683	141,683
Other comprehensive loss		—	—	—	(10,384)	—	—	(10,384)
Total comprehensive income								131,299
Balance at December 31, 2019	103,756,046	$1,038	$28,859	$2,954,779	$(471)	$22,010	$(831,808)	$2,174,407
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Operating activities:
Net income	$141,683	$177,630	$191,663
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	254,504	229,955	227,832
Amortization of lease incentives and acquisition-related intangible assets and liabilities	(505)	(1,943)	(1,172)
Share-based compensation expense	7,180	7,466	6,692
Credit losses on operating lease receivables	9,861	1,212	1,508
Write-off of mortgages and notes receivable	4,087	—	—
Accrued interest on mortgages and notes receivable	(184)	(451)	(509)
Amortization of debt issuance costs	2,970	2,857	3,166
Amortization of cash flow hedges	(1,250)	(2,086)	1,157
Amortization of mortgages and notes payable fair value adjustments	1,619	1,449	705
Impairments of real estate assets	5,849	423	1,445
Losses on debt extinguishment	640	—	26
Net gains on disposition of property	(39,517)	(37,638)	(54,157)
Equity in earnings of unconsolidated affiliates	(3,276)	(2,238)	(7,404)
Distributions of earnings from unconsolidated affiliates	1,149	2,104	5,078
Settlement of cash flow hedges	(11,749)	7,216	7,322
Changes in operating assets and liabilities:
Accounts receivable	(3,271)	1,759	(4,974)
Prepaid expenses and other assets	1,610	1,217	7,908
Accrued straight-line rents receivable	(29,828)	(23,203)	(32,234)
Accounts payable, accrued expenses and other liabilities	24,225	(7,101)	(1,520)
Net cash provided by operating activities	365,797	358,628	352,532
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	(424,222)	(50,649)	(1,840)
Investments in development in-process	(116,111)	(150,310)	(150,944)
Investments in tenant improvements and deferred leasing costs	(138,754)	(121,534)	(109,742)
Investments in building improvements	(53,826)	(68,256)	(63,780)
Net proceeds from disposition of real estate assets	133,326	88,813	129,503
Distributions of capital from unconsolidated affiliates	7,833	105	11,670
Repayments of mortgages and notes receivable	295	1,312	2,917
Investments in and advances to unconsolidated affiliates	(9,977)	—	(10,063)
Changes in other investing activities	(5,971)	(6,230)	(8,023)
Net cash used in investing activities	$(607,407)	$(306,749)	$(200,302)

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows – Continued
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Financing activities:
Dividends on Common Stock	$(196,935)	$(191,302)	$(180,805)
Special dividend on Common Stock	—	—	(81,205)
Redemptions/repurchases of Preferred Stock	(18)	(15)	(28)
Dividends on Preferred Stock	(2,488)	(2,492)	(2,492)
Distributions to noncontrolling interests in the Operating Partnership	(5,189)	(5,167)	(4,987)
Special distribution to noncontrolling interests in the Operating Partnership	—	—	(2,271)
Distributions to noncontrolling interests in consolidated affiliates	(1,767)	(1,047)	(1,784)
Proceeds from the issuance of Common Stock	2,086	3,637	76,268
Costs paid for the issuance of Common Stock	—	(95)	(1,283)
Repurchase of shares related to tax withholdings	(1,788)	(1,677)	(4,008)
Borrowings on revolving credit facility	604,600	438,900	780,300
Repayments of revolving credit facility	(565,600)	(501,900)	(535,300)
Borrowings on mortgages and notes payable	747,990	345,863	656,001
Repayments of mortgages and notes payable	(326,876)	(211,803)	(832,553)
Payments of debt extinguishment costs	—	—	(57)
Changes in debt issuance costs and other financing activities	(7,806)	(2,971)	(8,324)
Net cash provided by/(used in) financing activities	246,209	(130,069)	(142,528)
Net increase/(decrease) in cash and cash equivalents and restricted cash	4,599	(78,190)	9,702
Cash and cash equivalents and restricted cash at beginning of the period	10,143	88,333	78,631
Cash and cash equivalents and restricted cash at end of the period	$14,742	$10,143	$88,333

Reconciliation of cash and cash equivalents and restricted cash:

	Year Ended December 31,
	2019	2018	2017
Cash and cash equivalents at end of the period	$9,505	$3,769	$3,272
Restricted cash at end of the period	5,237	6,374	85,061
Cash and cash equivalents and restricted cash at end of the period	$14,742	$10,143	$88,333

Supplemental disclosure of cash flow information:

	Year Ended December 31,
	2019	2018	2017
Cash paid for interest, net of amounts capitalized	$72,014	$67,235	$68,207

Supplemental disclosure of non-cash investing and financing activities:

	Year Ended December 31,
	2019	2018	2017
Unrealized gains/(losses) on cash flow hedges	$(9,134)	$4,161	$1,732
Conversions of Common Units to Common Stock	663	4,043	511
Changes in accrued capital expenditures	5,625	(165)	(1,912)
Write-off of fully depreciated real estate assets	85,727	76,558	59,108
Write-off of fully amortized leasing costs	45,042	34,191	40,517
Write-off of fully amortized debt issuance costs	1,791	2,733	11,724
Adjustment of noncontrolling interests in the Operating Partnership to fair value	29,557	(33,427)	(354)
Contingent consideration in connection with the acquisition of land	1,200	—	750
Contributions from noncontrolling interests in consolidated affiliates	4,987	—	—
Initial recognition of lease liabilities related to right of use assets	35,349	—	—
See accompanying notes to consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of the General Partner of Highwoods Realty Limited Partnership

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Highwoods Realty Limited Partnership and subsidiaries (the “Operating Partnership”) as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, capital, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Operating Partnership’s management. Our responsibility is to express an opinion on the Operating Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Operating Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 4, 2020

We have served as the Operating Partnership’s auditor since 2006.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Balance Sheets
(in thousands, except unit and per unit data)

	December 31,
	2019	2018
Assets:
Real estate assets, at cost:
Land	$515,095	$491,441
Buildings and tenant improvements	5,128,150	4,676,862
Development in-process	172,706	165,537
Land held for development	99,163	128,248
	5,915,114	5,462,088
Less-accumulated depreciation	(1,388,566)	(1,296,562)
Net real estate assets	4,526,548	4,165,526
Real estate and other assets, net, held for sale	20,790	—
Cash and cash equivalents	9,505	3,769
Restricted cash	5,237	6,374
Accounts receivable	23,370	25,952
Mortgages and notes receivable, net of allowance of $0 and $44, respectively	1,501	5,599
Accrued straight-line rents receivable	234,652	220,088
Investments in and advances to unconsolidated affiliates	26,298	23,585
Deferred leasing costs, net of accumulated amortization of $146,125 and $149,275, respectively	231,347	195,273
Prepaid expenses and other assets, net of accumulated depreciation of $20,017 and $18,074, respectively	58,996	28,843
Total Assets	$5,138,244	$4,675,009
Liabilities, Redeemable Operating Partnership Units and Capital:
Mortgages and notes payable, net	$2,543,710	$2,085,831
Accounts payable, accrued expenses and other liabilities	286,911	218,922
Total Liabilities	2,830,621	2,304,753
Commitments and contingencies
Redeemable Operating Partnership Units:
Common Units, 2,723,703 and 2,738,703 outstanding, respectively	133,216	105,960
Series A Preferred Units (liquidation preference $1,000 per unit), 28,859 and 28,877 units issued and outstanding, respectively	28,859	28,877
Total Redeemable Operating Partnership Units	162,075	134,837
Capital:
Common Units:
General partner Common Units, 1,060,709 and 1,058,870 outstanding, respectively	21,240	22,078
Limited partner Common Units, 102,286,528 and 102,089,386 outstanding, respectively	2,102,769	2,185,852
Accumulated other comprehensive income/(loss)	(471)	9,913
Noncontrolling interests in consolidated affiliates	22,010	17,576
Total Capital	2,145,548	2,235,419
Total Liabilities, Redeemable Operating Partnership Units and Capital	$5,138,244	$4,675,009
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Income
(in thousands, except per unit amounts)

	Year Ended December 31,
	2019	2018	2017
Rental and other revenues	$735,979	$720,035	$702,737
Operating expenses:
Rental property and other expenses	248,511	242,415	236,888
Depreciation and amortization	254,504	229,955	227,832
Impairments of real estate assets	5,849	423	1,445
General and administrative	44,067	40,006	39,648
Total operating expenses	552,931	512,799	505,813
Interest expense	81,648	71,422	69,105
Other income/(loss)	(2,510)	1,940	2,283
Gains on disposition of property	39,517	37,638	54,157
Equity in earnings of unconsolidated affiliates	3,276	2,238	7,404
Net income	141,683	177,630	191,663
Net (income) attributable to noncontrolling interests in consolidated affiliates	(1,214)	(1,207)	(1,239)
Distributions on Preferred Units	(2,488)	(2,492)	(2,492)
Net income available for common unitholders	$137,981	$173,931	$187,932
Earnings per Common Unit – basic:
Net income available for common unitholders	$1.30	$1.64	$1.79
Weighted average Common Units outstanding – basic	106,014	105,826	105,106
Earnings per Common Unit – diluted:
Net income available for common unitholders	$1.30	$1.64	$1.79
Weighted average Common Units outstanding – diluted	106,036	105,859	105,185
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Comprehensive income:
Net income	$141,683	$177,630	$191,663
Other comprehensive income/(loss):
Unrealized gains/(losses) on cash flow hedges	(9,134)	4,161	1,732
Amortization of cash flow hedges	(1,250)	(2,086)	1,157
Total other comprehensive income/(loss)	(10,384)	2,075	2,889
Total comprehensive income	131,299	179,705	194,552
Less-comprehensive (income) attributable to noncontrolling interests	(1,214)	(1,207)	(1,239)
Comprehensive income attributable to common unitholders	$130,085	$178,498	$193,313
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Capital
(in thousands)

	Common Units		Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2016	$21,023	$2,081,463	$4,949	$17,961	$2,125,396
Issuances of Common Units, net of issuance costs and tax withholdings	710	70,267	—	—	70,977
Distributions on Common Units ($1.76 per unit)	(1,851)	(183,221)	—	—	(185,072)
Distributions on Preferred Units ($86.25 per unit)	(25)	(2,467)	—	—	(2,492)
Share-based compensation expense, net of forfeitures	67	6,625	—	—	6,692
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(1,784)	(1,784)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	1	72	—	—	73
Net (income) attributable to noncontrolling interests in consolidated affiliates	(12)	(1,227)	—	1,239	—
Comprehensive income:
Net income	1,917	189,746	—	—	191,663
Other comprehensive income	—	—	2,889	—	2,889
Total comprehensive income					194,552
Balance at December 31, 2017	21,830	2,161,258	7,838	17,416	2,208,342
Issuances of Common Units, net of issuance costs and tax withholdings	19	1,846	—	—	1,865
Distributions on Common Units ($1.85 per unit)	(1,957)	(193,755)	—	—	(195,712)
Distributions on Preferred Units ($86.25 per unit)	(25)	(2,467)	—	—	(2,492)
Share-based compensation expense, net of forfeitures	75	7,391	—	—	7,466
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(1,047)	(1,047)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	372	36,920	—	—	37,292
Net (income) attributable to noncontrolling interests in consolidated affiliates	(12)	(1,195)	—	1,207	—
Comprehensive income:
Net income	1,776	175,854	—	—	177,630
Other comprehensive income	—	—	2,075	—	2,075
Total comprehensive income					179,705
Balance at December 31, 2018	22,078	2,185,852	9,913	17,576	2,235,419
Issuances of Common Units, net of issuance costs and tax withholdings	3	295	—	—	298
Distributions on Common Units ($1.90 per unit)	(2,013)	(199,334)	—	—	(201,347)
Distributions on Preferred Units ($86.25 per unit)	(25)	(2,463)	—	—	(2,488)
Share-based compensation expense, net of forfeitures	72	7,108	—	—	7,180
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(1,767)	(1,767)
Contributions from noncontrolling interests in consolidated affiliates	—	—	—	4,987	4,987
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	(280)	(27,753)	—	—	(28,033)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(12)	(1,202)	—	1,214	—
Comprehensive income:
Net income	1,417	140,266	—	—	141,683
Other comprehensive loss	—	—	(10,384)	—	(10,384)
Total comprehensive income					131,299
Balance at December 31, 2019	$21,240	$2,102,769	$(471)	$22,010	$2,145,548
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Operating activities:
Net income	$141,683	$177,630	$191,663
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	254,504	229,955	227,832
Amortization of lease incentives and acquisition-related intangible assets and liabilities	(505)	(1,943)	(1,172)
Share-based compensation expense	7,180	7,466	6,692
Credit losses on operating lease receivables	9,861	1,212	1,508
Write-off of mortgages and notes receivable	4,087	—	—
Accrued interest on mortgages and notes receivable	(184)	(451)	(509)
Amortization of debt issuance costs	2,970	2,857	3,166
Amortization of cash flow hedges	(1,250)	(2,086)	1,157
Amortization of mortgages and notes payable fair value adjustments	1,619	1,449	705
Impairments of real estate assets	5,849	423	1,445
Losses on debt extinguishment	640	—	26
Net gains on disposition of property	(39,517)	(37,638)	(54,157)
Equity in earnings of unconsolidated affiliates	(3,276)	(2,238)	(7,404)
Distributions of earnings from unconsolidated affiliates	1,149	2,104	5,078
Settlement of cash flow hedges	(11,749)	7,216	7,322
Changes in operating assets and liabilities:
Accounts receivable	(3,271)	1,759	(4,974)
Prepaid expenses and other assets	1,610	1,217	7,908
Accrued straight-line rents receivable	(29,828)	(23,203)	(32,234)
Accounts payable, accrued expenses and other liabilities	24,225	(7,101)	(1,520)
Net cash provided by operating activities	365,797	358,628	352,532
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	(424,222)	(50,649)	(1,840)
Investments in development in-process	(116,111)	(150,310)	(150,944)
Investments in tenant improvements and deferred leasing costs	(138,754)	(121,534)	(109,742)
Investments in building improvements	(53,826)	(68,256)	(63,780)
Net proceeds from disposition of real estate assets	133,326	88,813	129,503
Distributions of capital from unconsolidated affiliates	7,833	105	11,670
Repayments of mortgages and notes receivable	295	1,312	2,917
Investments in and advances to unconsolidated affiliates	(9,977)	—	(10,063)
Changes in other investing activities	(5,971)	(6,230)	(8,023)
Net cash used in investing activities	$(607,407)	$(306,749)	$(200,302)

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows - Continued
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Financing activities:
Distributions on Common Units	$(201,347)	$(195,712)	$(185,072)
Special distribution on Common Units	—	—	(83,149)
Redemptions/repurchases of Preferred Units	(18)	(15)	(28)
Distributions on Preferred Units	(2,488)	(2,492)	(2,492)
Distributions to noncontrolling interests in consolidated affiliates	(1,767)	(1,047)	(1,784)
Proceeds from the issuance of Common Units	2,086	3,637	76,268
Costs paid for the issuance of Common Units	—	(95)	(1,283)
Repurchase of units related to tax withholdings	(1,788)	(1,677)	(4,008)
Borrowings on revolving credit facility	604,600	438,900	780,300
Repayments of revolving credit facility	(565,600)	(501,900)	(535,300)
Borrowings on mortgages and notes payable	747,990	345,863	656,001
Repayments of mortgages and notes payable	(326,876)	(211,803)	(832,553)
Payments of debt extinguishment costs	—	—	(57)
Changes in debt issuance costs and other financing activities	(8,583)	(3,728)	(9,371)
Net cash provided by/(used in) financing activities	246,209	(130,069)	(142,528)
Net increase/(decrease) in cash and cash equivalents and restricted cash	4,599	(78,190)	9,702
Cash and cash equivalents and restricted cash at beginning of the period	10,143	88,333	78,631
Cash and cash equivalents and restricted cash at end of the period	$14,742	$10,143	$88,333

Reconciliation of cash and cash equivalents and restricted cash:

	Year Ended December 31,
	2019	2018	2017
Cash and cash equivalents at end of the period	$9,505	$3,769	$3,272
Restricted cash at end of the period	5,237	6,374	85,061
Cash and cash equivalents and restricted cash at end of the period	$14,742	$10,143	$88,333

Supplemental disclosure of cash flow information:

	Year Ended December 31,
	2019	2018	2017
Cash paid for interest, net of amounts capitalized	$72,014	$67,235	$68,207

Supplemental disclosure of non-cash investing and financing activities:

	Year Ended December 31,
	2019	2018	2017
Unrealized gains/(losses) on cash flow hedges	$(9,134)	$4,161	$1,732
Changes in accrued capital expenditures	5,625	(165)	(1,912)
Write-off of fully depreciated real estate assets	85,727	76,558	59,108
Write-off of fully amortized leasing costs	45,042	34,191	40,517
Write-off of fully amortized debt issuance costs	1,791	2,733	11,724
Adjustment of Redeemable Common Units to fair value	27,256	(38,049)	(793)
Contingent consideration in connection with the acquisition of land	1,200	—	750
Contributions from noncontrolling interests in consolidated affiliates	4,987	—	—
Initial recognition of lease liabilities related to right of use assets	35,349	—	—
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
(tabular dollar amounts in thousands, except per share and per unit data)

1.    Description of Business and Significant Accounting Policies

Description of Business

Highwoods Properties, Inc. (the “Company”) is a fully integrated real estate investment trust (“REIT”) that provides leasing, management, development, construction and other customer-related services for its properties and for third parties. The Company conducts its activities through Highwoods Realty Limited Partnership (the “Operating Partnership”). At December 31, 2019, we owned or had an interest in 31.7 million rentable square feet of in-service properties, 1.2 million rentable square feet of office properties under development and approximately 275 acres of development land.

The Company is the sole general partner of the Operating Partnership. At December 31, 2019, the Company owned all of the Preferred Units and 103.3 million, or 97.4%, of the Common Units in the Operating Partnership. Limited partners owned the remaining 2.7 million Common Units. In the event the Company issues shares of Common Stock, the net proceeds of the issuance are contributed to the Operating Partnership in exchange for additional Common Units. Generally, the Operating Partnership is obligated to redeem each Common Unit at the request of the holder thereof for cash equal to the value of one share of Common Stock based on the average of the market price for the 10 trading days immediately preceding the notice date of such redemption, provided that the Company, at its option, may elect to acquire any such Common Units presented for redemption for cash or one share of Common Stock. The Common Units owned by the Company are not redeemable. During 2019, the Company redeemed 15,000 Common Units for a like number of shares of Common Stock.

Basis of Presentation

Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The Company's Consolidated Financial Statements include the Operating Partnership, wholly owned subsidiaries and those entities in which the Company has the controlling interest. The Operating Partnership's Consolidated Financial Statements include wholly owned subsidiaries and those entities in which the Operating Partnership has the controlling interest. We consolidate joint venture investments, such as interests in partnerships and limited liability companies, when we control the major operating and financial policies of the investment through majority ownership, in our capacity as a general partner or managing member or through some other contractual right. At December 31, 2019, three properties owned through a joint venture investment were consolidated. We also consolidate those entities deemed to be variable interest entities in which we are determined to be the primary beneficiary. At December 31, 2019, we have involvement with, and are the primary beneficiary in, an entity that we concluded to be a variable interest entity (see Note 4).

In addition, during 2019, we acquired a building using a special purpose entity owned by a qualified intermediary to facilitate a potential Section 1031 reverse exchange under the Internal Revenue Code. To realize the tax deferral available under the Section 1031 exchange, we must complete the Section 1031 exchange, and take title to the to-be-exchanged building within 180 days of the acquisition date. We have determined that this entity is a variable interest entity of which we are the primary beneficiary and therefore, we consolidate this entity. As of December 31, 2019, this variable interest entity had total assets, liabilities and cash flows of $425.0 million, $24.0 million and $2.5 million, respectively.

All intercompany transactions and accounts have been eliminated.

Certain amounts within the Consolidated Statements of Income for the years ended December 31, 2018 and 2017 were removed and/or combined to conform to the current year presentation.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in our Consolidated Financial Statements and accompanying notes. Actual results could differ from those estimates.

Insurance

We are primarily self-insured for health care claims for participating employees. We have stop-loss coverage to limit our exposure to significant claims on a per claim and annual aggregate basis. We determine our liabilities for claims, including incurred but not reported losses, based on all relevant information, including actuarial estimates of claim liabilities. At December 31, 2019, a reserve of $0.6 million was recorded to cover estimated reported and unreported claims.

Other Events

During the third quarter of 2019, we announced a series of planned investment activities. First, during the fourth quarter of 2019, we acquired Bank of America Tower at Legacy Union in Charlotte’s uptown CBD submarket for a total investment of $436 million. Bank of America Tower at Legacy Union is a trophy, LEED gold-registered office building encompassing 841,000 square feet with structured parking that delivered in 2019. Second, we have a two-phased plan to exit the Greensboro and Memphis markets. The first phase consists of selling a select portfolio of assets in Greensboro and Memphis by mid-2020 with a total sales price that approximates the $436 million total investment for Bank of America Tower at Legacy Union (with the intent of executing a reverse 1031 exchange) and closing the division offices. In 2020, we sold 35 buildings and land in Greensboro for an aggregate sale price of $193.4 million. We can provide no assurances, however, that we will dispose of the remainder of these assets on favorable terms, or at all. The second phase is the planned sale of the remaining assets in both markets. There is no pre-determined timetable for the second phase. As a result of the announced plan to exit the Greensboro and Memphis markets and close our division offices, we recorded $1.8 million of severance costs in 2019.

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

Real Estate and Related Assets

Real estate and related assets are recorded at cost and stated at cost less accumulated depreciation. Renovations, replacements and other expenditures that improve or extend the life of assets are capitalized and depreciated over their estimated useful lives. Expenditures for ordinary maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful life of 40 years for buildings and depreciable land infrastructure costs, 15 years for building improvements and five to seven years for furniture, fixtures and equipment. Tenant improvements are amortized using the straight-line method over initial fixed terms of the respective leases, which generally are from three to 10 years. Depreciation expense for real estate assets was $214.7 million, $191.0 million and $184.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Expenditures directly related to the development and construction of real estate assets are included in net real estate assets and are stated at depreciated cost. Development expenditures include pre-construction costs essential to the development of properties, development and construction costs, interest costs on qualifying assets, real estate taxes, development personnel salaries and related costs and other costs incurred during the period of development. Interest and other carrying costs are capitalized until the building is ready for its intended use, but not later than a year from cessation of major construction activity. We consider a construction project as substantially completed and ready for its intended use upon the completion of tenant improvements. We cease capitalization on the portion that is substantially completed and occupied or held available for occupancy and capitalize only those costs associated with the portion under construction.

We record liabilities for the performance of asset retirement activities when the obligation to perform such activities is probable even when uncertainty exists about the timing and/or method of settlement.

Upon the acquisition of real estate assets accounted for as asset acquisitions, we assess the fair value of acquired tangible assets such as land, buildings and tenant improvements, intangible assets and liabilities such as above and below market leases, acquired in-place leases and other identifiable intangible assets and assumed liabilities. We allocate fair value on a relative basis based on estimated cash flow projections that utilize discount and/or capitalization rates as well as available market information. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant.

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

Impairments of Real Estate Assets and Investments in Unconsolidated Affiliates

With respect to assets classified as held for use, we perform an impairment analysis if our evaluation of events or changes in circumstances indicate that the carrying value may not be recoverable, such as a significant decline in occupancy, identification of materially adverse legal or environmental factors, change in our designation of an asset from core to non-core, which may impact the anticipated holding period, or a decline in market value to an amount less than cost. This analysis is generally performed at the property level, except when an asset is part of an interdependent group such as an office park, and consists of determining whether the asset's carrying amount will be recovered from its undiscounted estimated future operating and residual cash flows. These cash flows are estimated based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for customers, changes in market rental rates, costs to operate each property and expected ownership periods. For properties under development, the cash flows are based on expected service potential of the asset or asset group when development is substantially complete.

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

Leases

See Note 2 for significant accounting policies and related disclosures with respect to revenue recognition for our leases, accounting for initial direct costs and lease incentive costs and credit losses on operating lease receivables as a result of the lease standard adoption effective January 1, 2019.

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

Concentration of Credit Risk

At December 31, 2019, properties that we wholly own were leased to 1,785 customers. The geographic locations that comprise greater than 10.0% of our rental and other revenues are Atlanta, Nashville, Raleigh and Tampa. Our customers engage in a wide variety of businesses. No single customer generated more than 5% of our consolidated revenues during 2019.

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

Interest rate swaps involve the receipt of variable rate amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income/(loss) and are subsequently reclassified into interest expense as interest payments are made on our debt.

We account for terminated derivative instruments by recognizing the related accumulated other comprehensive income/(loss) balance in current earnings, unless the hedged forecasted transaction continues as originally planned, in which case we continue to amortize the accumulated other comprehensive income/(loss) into earnings over the originally designated hedge period.

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

Recently Issued Accounting Standards

The Financial Accounting Standards Board ("FASB") issued an accounting standards update ("ASU") that eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item when the hedged item affects earnings. We adopted the ASU as of January 1, 2019 with no material effect on our Consolidated Financial Statements.

The FASB issued an ASU that changes certain disclosure requirements for fair value measurements. The ASU is required to be adopted in 2020 and applied prospectively. We do not expect such adoption to have a material effect on our Notes to Consolidated Financial Statements.

2.    Leases

On January 1, 2019, we adopted Accounting Standards Codification Topic 842 “Leases” (“ASC 842”), which supersedes Accounting Standards Codification Topic 840 “Leases” (“ASC 840”). Information in this Note 2 with respect to our leases and lease related costs as both lessee and lessor and lease related receivables as lessor is presented under ASC 842 as of and for the year ended December 31, 2019 and under ASC 840 as of and for the year ended December 31, 2018.

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

Information as Lessor Under ASC 842

To generate positive cash flow, as a lessor, we generally lease our office properties to lessees in exchange for fixed monthly payments that cover rent, property taxes, insurance and certain cost recoveries, primarily common area maintenance (“CAM”). Office properties owned by us that are under lease are primarily located in Atlanta, Charlotte, Nashville, Orlando, Pittsburgh, Raleigh, Richmond and Tampa and are leased to a wide variety of lessees across many industries. Our leases were determined to be operating leases and mostly range from three to 10 years. Payments from customers for CAM are considered nonlease components that are separated from lease components and are generally accounted for in accordance with the revenue recognition standard. However, we qualified for and elected the practical expedient related to combining the components because the lease component is classified as an operating lease and the timing and pattern of transfer of CAM income, which is not the predominant component, is the same as the lease component. As such, consideration for CAM is accounted for as part of the overall consideration in the lease. Payments from customers for property taxes and insurance are considered noncomponents of the lease and therefore no consideration is allocated to them because they do not transfer a good or service to the customer. Fixed contractual payments from our leases are recognized on a straight-line basis over the terms of the respective leases. This means that, with respect to a particular lease, actual amounts billed in accordance with the lease during any given period may be higher or lower than the amount of rental revenue recognized for the period. Straight-line rental revenue is commenced when the customer assumes control of the leased premises. Accrued straight-line rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with lease agreements.

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

We recognized rental and other revenues related to operating lease payments of $723.1 million during the year ended December 31, 2019, of which variable lease payments were $65.4 million. The following table sets forth the undiscounted cash flows for future minimum base rents to be received from customers for leases in effect at December 31, 2019 for the properties that we wholly own:

2020	$647,558
2021	621,080
2022	596,698
2023	537,225
2024	474,258
Thereafter	2,213,294
$5,090,113

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
$4,709,303

Information as Lessee Under ASC 842

We have 20 properties subject to operating ground leases in Atlanta, Nashville, Orlando, Raleigh and Tampa with a weighted average remaining term of 52 years. Rental payments on these leases are adjusted periodically based on either the CPI or on a pre-determined schedule. The monthly payments on a pre-determined schedule are recognized on a straight-line basis over the terms of the respective leases. Changes in the CPI are not estimated as part of our measurement of straight-line rental expense. Upon initial adoption of ASC 842, we recognized a lease liability of $35.3 million (in accounts payable, accrued expenses and other liabilities) and a related right of use asset of $29.7 million (in prepaid expenses and other assets) on our Consolidated Balance Sheets equal to the present value of the minimum lease payments required under each ground lease. The difference between the recorded lease liability and right of use asset represents the accrued straight-line rent liability previously recognized under ASC 840. We used a discount rate of approximately 4.5%, which was derived from our assessment of the credit quality of the Company and adjusted to reflect secured borrowing, estimated yield curves and long-term spread adjustments over appropriate tenors. Some of our ground leases contain extension options; however, these did not impact our calculation of the right of use asset and liability as they extend beyond the useful life of the properties subject to the operating ground leases. We recognized $2.5 million of ground lease expense, of which $2.2 million was paid in cash, during the year ended December 31, 2019.

The following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments on operating ground leases at December 31, 2019 and a reconciliation of those cash flows to the operating lease liability at December 31, 2019:

2020	$2,086
2021	2,127
2022	2,169
2023	2,167
2024	2,123
Thereafter	83,697
94,369
Discount	(59,470)
Lease liability	$34,899

Information as Lessee Under ASC 840

Certain of our properties are subject to operating ground leases. Rental payments on these leases are adjusted periodically based on either the CPI or on a pre-determined schedule. Total rental property expense recorded for operating ground leases was $2.5 million for each the years ended December 31, 2018 and 2017.

The following table sets forth our scheduled obligations for future minimum payments on operating ground leases at December 31, 2018:

2019	$2,184
2020	2,223
2021	2,263
2022	2,305
2023	2,308
Thereafter	86,577
$97,860

3.    Real Estate Assets

Acquisitions

During 2019, we acquired a building in the central business district of Charlotte, which delivered in 2019 and encompasses 841,000 rentable square feet, for a net purchase price of $399.1 million. The assets acquired and liabilities assumed were recorded at relative fair value as determined by management, with the assistance of third party specialists, based on information available at the acquisition date and on current assumptions as to future operations.

During 2019, we also acquired four development parcels totaling approximately 10 acres in Raleigh, Richmond and Pittsburgh for an aggregate purchase price, including capitalized acquisition costs, of $12.4 million.

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

Dispositions

During 2019, we sold a total of six buildings and various land parcels for an aggregate sale price of $136.4 million and recorded aggregate gains on disposition of property of $39.5 million.

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

Impairments

During 2019, we recorded aggregate impairments of real estate assets of $5.8 million as a result of shortened hold periods from classifying all of our assets in Greensboro and Memphis as non-core and changes in market-based inputs and our assumptions about the use of the assets.

During 2018 and 2017, we recorded aggregate impairments of real estate assets of $0.4 million and $1.4 million, respectively. These impairments resulted from changes in market-based inputs and our assumptions about the use of the assets.

4.    Investments in and Advances to Affiliates

Unconsolidated Affiliates

We have equity interests of up to 50.0% in various joint ventures with unrelated third parties that are accounted for using the equity method of accounting because we have the ability to exercise significant influence over the operating and financial policies of the joint venture investment. The difference between the cost of these investments and the net book value of the underlying net assets was $0.7 million and $0.6 million at December 31, 2019 and 2018, respectively.

The following table sets forth our ownership in unconsolidated affiliates at December 31, 2019:

Joint Venture	Location	Ownership Interest
Plaza Colonnade, Tenant-in-Common	Kansas City	50.0%
Kessinger/Hunter & Company, LC	Kansas City	26.5%
Highwoods DLF Forum, LLC	Raleigh	25.0%

We receive development, management and leasing fees for services provided to certain of our joint ventures. These fees are recognized in income to the extent of our respective joint venture partner's interest. During the years ended December 31, 2019, 2018 and 2017, we recognized $0.5 million, $0.4 million and $1.4 million, respectively, of development/construction, management and leasing fees from our unconsolidated joint ventures. At both December 31, 2019 and 2018, we had receivables of $0.1 million related to these fees in accounts receivable.

Consolidated Variable Interest Entity

During the second quarter of 2019, we and The Bromley Companies formed a joint venture (the "Midtown One joint venture”) to construct Midtown One, a 150,000 square foot, multi-customer office building located in the mixed-use Midtown Tampa project in Tampa’s Westshore submarket. Midtown One has an anticipated total investment of $71.3 million. Construction of Midtown One began in the third quarter of 2019 with a scheduled completion date in the second quarter of 2021. At closing, we agreed to contribute cash of $20.0 million ($15.9 million of which was funded and/or placed in escrow as of December 31, 2019) in exchange for an 80.0% interest in the Midtown One joint venture and The Bromley Companies contributed land valued at $5.0 million in exchange for the remaining 20.0% interest. We also committed to provide a $46.3 million interest-only secured construction loan to the Midtown One joint venture that is scheduled to mature on the second anniversary of completion. The loan bears interest at LIBOR plus 250 basis points. As of December 31, 2019, no amounts under the loan have been funded.

We determined that we have a variable interest in the Midtown One joint venture primarily because the entity was designed to pass along interest rate risk, equity price risk and operation risk to us as both a debt and an equity holder and The Bromley Companies as an equity holder. The Midtown One joint venture was further determined to be a variable interest entity as it requires additional subordinated financial support in the form of a loan because the initial equity investment provided by us and The Bromley Companies is not sufficient to finance its planned investments and operations. We, as majority owner and managing member and through our control rights as set forth in the joint venture's governance documents, were determined to be the primary beneficiary as we have both the power to direct the activities that most significantly affect the entity (primarily lease rates, property operations and capital expenditures) and significant economic exposure through our equity investment and loan commitment. As such, the Midtown One joint venture was consolidated as of December 31, 2019 and for the period May 29, 2019 through December 31, 2019 and all intercompany transactions and accounts were eliminated. The following table sets forth the assets and liabilities of the Midtown One joint venture included on our Consolidated Balance Sheets:

December 31, 2019
Development in-process	$22,380
Accounts payable, accrued expenses and other liabilities	$1,162

The assets of the Midtown One joint venture can be used only to settle obligations of the joint venture and its creditors have no recourse to our wholly owned assets.

Other Consolidated Affiliate

We have a 50.0% ownership interest in Highwoods-Markel Associates, LLC (“Markel”), a consolidated joint venture. We are the manager and leasing agent for Markel's properties, which are located in Richmond in exchange for customary management and leasing fees. We consolidate Markel since we are the managing member and control the major operating and financial policies of the entity. As controlling member, we have an obligation to cause this property-owning entity to distribute proceeds of liquidation to the noncontrolling interest member in these partially owned properties only if the net proceeds received by the entity from the sale of any of Markel's assets warrant a distribution as determined by the agreement governing the joint venture. We estimate the value of such noncontrolling interest distributions would have been $30.1 million had the entity been liquidated at December 31, 2019. This estimated settlement value is based on the fair value of the underlying properties which is based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for customers, changes in market rental rates and costs to operate each property. If the entity's underlying assets are worth less than the underlying liabilities on the date of such liquidation, we would have no obligation to remit any consideration to the noncontrolling interest holder.

5.    Intangible Assets and Below Market Lease Liabilities

The following table sets forth total intangible assets and acquisition-related below market lease liabilities, net of accumulated amortization:

	December 31,
	2019	2018
Assets:
Deferred leasing costs (including lease incentives and above market lease and in-place lease acquisition-related intangible assets)	$377,472	$344,548
Less accumulated amortization	(146,125)	(149,275)
	$231,347	$195,273
Liabilities (in accounts payable, accrued expenses and other liabilities):
Acquisition-related below market lease liabilities	$65,971	$57,955
Less accumulated amortization	(34,014)	(32,307)
	$31,957	$25,648

The following table sets forth amortization of intangible assets and below market lease liabilities:

	Year Ended December 31,
	2019	2018	2017
Amortization of deferred leasing costs and acquisition-related intangible assets (in depreciation and amortization)	$37,386	$36,486	$41,187
Amortization of lease incentives (in rental and other revenues)	$4,281	$1,908	$1,765
Amortization of acquisition-related intangible assets (in rental and other revenues)	$1,290	$1,677	$2,921
Amortization of acquisition-related intangible assets (in rental property and other expenses)	$557	$557	$557
Amortization of acquisition-related below market lease liabilities (in rental and other revenues)	$(6,633)	$(6,085)	$(6,415)

The following table sets forth scheduled future amortization of intangible assets and below market lease liabilities:

Years Ending December 31,	Amortization of Deferred Leasing Costs and Acquisition-Related Intangible Assets (in Depreciation and Amortization)	Amortization of Lease Incentives (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental Property and Other Expenses)	Amortization of Acquisition-Related Below Market Lease Liabilities (in Rental and Other Revenues)
2020	$38,376	$1,599	$1,095	$510	$(5,933)
2021	33,581	1,353	777	—	(5,033)
2022	29,200	1,119	608	—	(3,985)
2023	25,683	1,040	454	—	(3,607)
2024	22,631	890	380	—	(2,939)
Thereafter	65,964	3,914	2,173	—	(10,460)
	$215,435	$9,915	$5,487	$510	$(31,957)
Weighted average remaining amortization periods as of December 31, 2019 (in years)	8.4	9.2	9.4	1.0	8.8

The following table sets forth the intangible assets acquired and below market lease liabilities assumed as a result of 2019 acquisition activity:

	Acquisition-Related Intangible Assets (amortized in Rental and Other Revenues)	Acquisition-Related Intangible Assets (amortized in Depreciation and Amortization)	Acquisition-Related Below Market Lease Liabilities (amortized in Rental and Other Revenues)
Amount recorded at acquisition	$2,059	$35,637	$(12,943)
Weighted average remaining amortization periods as of December 31, 2019 (in years)	14.4	14.7	14.3

6.    Mortgages and Notes Payable

Our mortgages and notes payable consist of the following:

	December 31,
	2019	2018
Secured indebtedness:
4.00% mortgage loan due 2029 (1)	$95,303	$97,179
	95,303	97,179
Unsecured indebtedness:
3.20% (3.363% effective rate) notes due 2021 (2)	299,369	298,936
3.625% (3.752% effective rate) notes due 2023 (3)	249,201	248,938
3.875% (4.038% effective rate) notes due 2027 (4)	297,134	296,734
4.125% (4.271% effective rate) notes due 2028 (5)	346,621	346,208
4.20% (4.234% effective rate) notes due 2029 (6)	349,091	—
3.050% (3.079% effective rate) notes due 2030 (7)	399,009	—
Variable rate term loan due 2020 (8)	—	225,000
Variable rate term loan due 2022 (9)	100,000	200,000
Variable rate term loan due 2022 (10)	200,000	200,000
Revolving credit facility due 2022 (11)	221,000	182,000
	2,461,425	1,997,816
Less-unamortized debt issuance costs	(13,018)	(9,164)
Total mortgages and notes payable, net	$2,543,710	$2,085,831
__________

(1)
Our secured mortgage loan was collateralized by real estate assets with an undepreciated book value of $147.1 million at December 31, 2019. We paid down $1.9 million of secured loan balances through principal amortization during 2019.

(2)	Net of unamortized original issuance discount of $0.6 million and $1.1 million as of December 31, 2019 and 2018, respectively.

(3)	Net of unamortized original issuance discount of $0.8 million and $1.1 million as of December 31, 2019 and 2018, respectively.

(4)	Net of unamortized original issuance discount of $2.9 million and $3.3 million as of December 31, 2019 and 2018, respectively.

(5)	Net of unamortized original issuance discount of $3.4 million and $3.8 million as of December 31, 2019 and 2018, respectively.

(6)	Net of unamortized original issuance discount of $0.9 million as of December 31, 2019.

(7)	Net of unamortized original issuance discount of $1.0 million as of December 31, 2019.

(8)	This debt was repaid in 2019.

(9)
As more fully described in Note 7, we entered into floating-to-fixed interest rate swaps that effectively fix LIBOR for $50.0 million of this loan through January 2022. Accordingly, the equivalent fixed rate of this amount is 2.79%. The interest rate on the remaining $50.0 million was 2.81% at December 31, 2019.

(10)	The interest rate was 2.90% at December 31, 2019.

(11)	The interest rate was 2.73% at December 31, 2019.

The following table sets forth scheduled future principal payments, including amortization, due on our mortgages and notes payable at December 31, 2019:

Years Ending December 31,	Principal Amount
2020	$248
2021	300,560
2022	521,842
2023	251,180
2024	1,281
Thereafter	1,481,617
Less-unamortized debt issuance costs	(13,018)
$2,543,710

During 2017, we entered into a $600.0 million unsecured revolving credit facility, which replaced our previously existing $475.0 million revolving credit facility, and includes an accordion feature that allows for an additional $400.0 million of borrowing capacity subject to additional lender commitments. Our revolving credit facility is scheduled to mature in January 2022. Assuming no defaults have occurred, we have an option to extend the maturity for two additional six-month periods. The interest rate at our current credit ratings is LIBOR plus 100 basis points and the annual facility fee is 20 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody's Investors Service or Standard & Poor’s Ratings Services. We incurred $3.5 million of debt issuance costs, which will be amortized along with certain existing unamortized debt issuance costs over the remaining term of our new revolving credit facility. We recorded $0.1 million of loss on debt extinguishment. There was $221.0 million and $225.0 million outstanding under our revolving credit facility at December 31, 2019 and January 24, 2020, respectively. At both December 31, 2019 and January 24, 2020, we had $0.1 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at December 31, 2019 and January 24, 2020 was $378.9 million and $374.9 million, respectively.

During 2019, the Operating Partnership issued $400.0 million aggregate principal amount of 3.050% notes due February 2030, less original issuance discount of $1.0 million. These notes were priced to yield 3.079%. Underwriting fees and other expenses were incurred that aggregated $3.4 million; these costs were deferred and will be amortized over the term of the notes.

During 2019, the Operating Partnership issued $350.0 million aggregate principal amount of 4.20% notes due April 2029, less original issuance discount of $1.0 million. These notes were priced to yield 4.234%. Underwriting fees and other expenses were incurred that aggregated $3.1 million; these costs were deferred and will be amortized over the term of the notes.

During 2018, we paid off at maturity $200.0 million principal amount of 7.5% unsecured notes.

During 2018, the Operating Partnership issued $350.0 million aggregate principal amount of 4.125% notes due March 2028, less original issuance discount of $4.1 million. These notes were priced to yield 4.271%. Underwriting fees and other expenses were incurred that aggregated $2.9 million; these costs were deferred and will be amortized over the term of the notes.

During 2017, we prepaid without penalty a secured mortgage loan with a fair market value of $108.2 million with an effective interest rate of 4.22%. We recorded $0.4 million of gain on debt extinguishment related to this prepayment.

During 2017, we modified our $200.0 million, five-year unsecured bank term loan, which was originally scheduled to mature in January 2019. The modified term loan is scheduled to mature in November 2022 and the interest rate, based on current credit ratings, was reduced from LIBOR plus 120 basis points to LIBOR plus 110 basis points. We incurred $1.1 million of debt issuance costs, which will be amortized along with certain existing unamortized debt issuance costs over the remaining term of the modified loan. We recorded $0.4 million of loss on debt extinguishment.

During 2017, we obtained a $100.0 million secured mortgage loan from a third party lender with an effective interest rate of 4.0%. This loan is scheduled to mature in May 2029. We incurred $0.8 million of debt issuance costs in connection with this loan, which will be amortized over the term of the loan.

During 2017, the Operating Partnership issued $300.0 million aggregate principal amount of 3.875% notes due March 2027, less original issuance discount of $4.0 million. These notes were priced to yield 4.038%. Underwriting fees and other expenses were incurred that aggregated $2.5 million; these costs were deferred and will be amortized over the term of the notes.

During 2017, we paid off at maturity $379.7 million principal amount of 5.85% unsecured notes.

We previously amended our $225.0 million, seven-year unsecured bank term loan, which was scheduled to mature in January 2019. We increased the borrowed amount to $350.0 million. The amended term loan was scheduled to mature in June 2020 and the interest rate, based on our current credit ratings, was reduced from LIBOR plus 175 basis points to LIBOR plus 110 basis points. We incurred $1.3 million of debt issuance costs in connection with this amendment, which was amortized along with existing unamortized debt issuance costs over the remaining term of the new loan. During 2017, we prepaid without penalty $125.0 million on this $350.0 million unsecured bank term loan and recorded $0.4 million of loss on debt extinguishment related to this prepayment. During 2019, we prepaid without penalty the remaining $225.0 million and recorded $0.4 million of loss on debt extinguishment related to this prepayment.

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

We previously borrowed an aggregate of $150.0 million under an unsecured bank term loan that is originally scheduled to mature in January 2022. The interest rate on the term loan at our current credit ratings is LIBOR plus 110 basis points. During 2017, we amended our $150.0 million unsecured bank term loan by increasing the borrowed amount to $200.0 million. We incurred $0.3 million of debt issuance costs in connection with this amendment, which will be amortized along with existing unamortized debt issuance costs over the remaining term. During 2019, we prepaid without penalty $100.0 million on this $200.0 million unsecured bank term loan. We recorded $0.3 million of loss on debt extinguishment related to this prepayment.

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

The Operating Partnership has $299.4 million carrying amount of 2021 notes outstanding, $249.2 million carrying amount of 2023 notes outstanding, $297.1 million carrying amount of 2027 notes outstanding, $346.6 million carrying amount of 2028 notes outstanding, $349.1 million carrying amount of 2029 notes outstanding and $399.0 million carrying amount of 2030 notes outstanding. The indenture that governs these outstanding notes requires us to comply with customary operating covenants and various financial ratios. The trustee or the holders of at least 25.0% in principal amount of any series of notes can accelerate the principal amount of such series upon written notice of a default that remains uncured after 60 days.

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

Capitalized Interest

Total interest capitalized to development and significant building and tenant improvement projects was $5.6 million, $6.7 million and $8.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.

7.	Derivative Financial Instruments

During 2019, we entered into $150.0 million notional amount of forward-starting swaps that effectively locked the underlying 10-year treasury rate at 1.87% with respect to a planned issuance of debt securities by the Operating Partnership. Upon the subsequent issuance of the $400.0 million aggregate principal amount of 3.050% notes due February 2030 during 2019, we terminated the forward-starting swaps and paid cash upon settlement. The unrealized loss of $6.6 million in accumulated other comprehensive income/(loss) will be reclassified to interest expense as interest payments are made on the debt.

During 2018, we entered into an aggregate of $225.0 million notional amount of forward-starting swaps that effectively locked the underlying 10-year treasury rate at a weighted average of 2.86% with respect to a planned issuance of debt securities by the Operating Partnership. Upon issuance of the $350.0 million aggregate principal amount of 4.20% notes due April 2029 during 2019, we terminated the forward-starting swaps and paid cash upon settlement. The unrealized loss of $5.1 million in accumulated other comprehensive income/(loss) will be reclassified to interest expense as interest payments are made on the debt.

During 2017, we entered into $150.0 million notional amount of forward-starting swaps that effectively locked the underlying 10-year treasury rate at 2.44% with respect to a planned issuance of debt securities by the Operating Partnership. Upon issuance of the $350.0 million aggregate principal amount of 4.125% notes due March 2028 during 2018, we terminated the forward-starting swaps and received cash upon settlement. The unrealized gain of $7.0 million in accumulated other comprehensive income/(loss) will be reclassified to interest expense as interest payments are made on the debt and a gain of $0.2 million of hedge ineffectiveness was recognized in interest expense.

During 2017, we also entered into floating-to-fixed interest rate swaps through January 2022 with respect to an aggregate of $50.0 million LIBOR-based borrowings. These swaps effectively fix the underlying one-month LIBOR rate at a weighted average rate of 1.693%.

We previously entered into $150.0 million notional amount of forward-starting swaps that effectively locked the underlying 10-year treasury rate at 1.90% with respect to a planned issuance of debt securities by the Operating Partnership. Upon issuance of the $300.0 million aggregate principal amount of 3.875% notes due March 2027 during 2017, we terminated the forward-starting swaps and received cash upon settlement. The unrealized gain of $7.3 million in accumulated other comprehensive income/(loss) will be reclassified to interest expense as interest payments are made on the debt.

We also had floating-to-fixed interest rate swaps with respect to an aggregate of $225.0 million LIBOR-based borrowings. These swaps effectively fixed the underlying one-month LIBOR rate at a weighted average rate of 1.678%. During 2019, these interest rate swaps expired.

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

Amounts reported in accumulated other comprehensive income/(loss) related to derivatives will be reclassified to interest expense as interest payments are made on our debt. During 2020, we estimate that $0.3 million will be reclassified as a net decrease to interest expense.

The following table sets forth the gross fair value of our derivatives:

	December 31,
	2019	2018
Derivatives:
Derivatives designated as cash flow hedges in prepaid expenses and other assets:
Interest rate swaps	$—	$1,146
Derivatives designated as cash flow hedges in accounts payable, accrued expenses and other liabilities:
Interest rate swaps	$154	$3,581

The following table sets forth the effect of our cash flow hedges on accumulated other comprehensive income/(loss) and interest expense:

	Year Ended December 31,
	2019	2018	2017
Derivatives Designated as Cash Flow Hedges:
Amount of unrealized gains/(losses) recognized in accumulated other comprehensive income/(loss) on derivatives:
Interest rate swaps	$(9,134)	$4,161	$1,732
Amount of (gains)/losses reclassified out of accumulated other comprehensive income/(loss) into interest expense:
Interest rate swaps	$(1,250)	$(2,086)	$1,157

8.	Commitments and Contingencies

Lease and Contractual Commitments

We have $466.8 million of lease and contractual commitments at December 31, 2019. Lease and contractual commitments represent commitments under signed leases and contracts for operating properties (excluding tenant-funded tenant improvements) and contracts for development/redevelopment projects, of which $70.5 million was recorded on our Consolidated Balance Sheets at December 31, 2019.

Contingent Consideration

We had $5.3 million and $5.0 million of contingent consideration related to certain parcels of acquired development land at December 31, 2019 and 2018, respectively. The contingent consideration for each is payable in cash to a third party if and to the extent future development milestones as outlined in the purchase agreements are met.

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

Noncontrolling Interests in Consolidated Affiliates

At December 31, 2019, our noncontrolling interests in consolidated affiliates relate to our joint venture partners' 50.0% interest in office properties in Richmond and 20.0% interest in an office development property in Tampa. Our joint venture partners are unrelated third parties.

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

The following table sets forth the Company's noncontrolling interests in the Operating Partnership:

	Year Ended December 31,
	2019	2018
Beginning noncontrolling interests in the Operating Partnership	$105,960	$144,009
Adjustment of noncontrolling interests in the Operating Partnership to fair value	29,557	(33,427)
Conversions of Common Units to Common Stock	(663)	(4,043)
Net income attributable to noncontrolling interests in the Operating Partnership	3,551	4,588
Distributions to noncontrolling interests in the Operating Partnership	(5,189)	(5,167)
Total noncontrolling interests in the Operating Partnership	$133,216	$105,960

The following table sets forth net income available for common stockholders and transfers from the Company's noncontrolling interests in the Operating Partnership:

	Year Ended December 31,
	2019	2018	2017
Net income available for common stockholders	$134,430	$169,343	$182,873
Increase in additional paid in capital from conversions of Common Units to Common Stock	663	4,043	511
Change from net income available for common stockholders and transfers from noncontrolling interests	$135,093	$173,386	$183,384

10.	Disclosure About Fair Value of Financial Instruments

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

		Level 1	Level 2	Level 3
	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
Fair Value at December 31, 2019:
Assets:
Mortgages and notes receivable, at fair value (1)	$1,501	$—	$1,501	$—
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	2,345	2,345	—	—
Total Assets	$3,846	$2,345	$1,501	$—
Noncontrolling Interests in the Operating Partnership	$133,216	$133,216	$—	$—
Liabilities:
Mortgages and notes payable, net, at fair value (1)	$2,615,776	$—	$2,615,776	$—
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	154	—	154	—
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	2,345	2,345	—	—
Total Liabilities	$2,618,275	$2,345	$2,615,930	$—

Fair Value at December 31, 2018:
Assets:
Mortgages and notes receivable, at fair value (1)	$5,599	$—	$5,599	$—
Interest rate swaps (in prepaid expenses and other assets)	1,146	—	1,146	—
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	1,849	1,849	—	—
Impaired real estate assets	10,252	—	—	10,252
Total Assets	$18,846	$1,849	$6,745	$10,252
Noncontrolling Interests in the Operating Partnership	$105,960	$105,960	$—	$—
Liabilities:
Mortgages and notes payable, net, at fair value (1)	$2,056,248	$—	$2,056,248	$—
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	3,581	—	3,581	—
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	1,849	1,849	—	—
Total Liabilities	$2,061,678	$1,849	$2,059,829	$—

__________
(1)    Amounts recorded at historical cost on our Consolidated Balance Sheets at December 31, 2019 and 2018.

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

11.	Equity

Common Stock Issuances

At December 31, 2019, the Company had 96.2 million remaining shares of Common Stock authorized to be issued under its charter.

Common Stock Dividends

Dividends of the Company declared per share of Common Stock aggregated $1.90, $1.85 and $1.76 for the years ended December 31, 2019, 2018 and 2017, respectively.

The following table sets forth the Company's estimated taxability to the common stockholders of dividends per share for federal income tax purposes:

	Year Ended December 31,
	2019	2018	2017
Ordinary dividend	$1.64	$1.48	$1.50
Capital gains	0.13	0.31	0.32
Return of capital	0.13	0.06	—
Total	$1.90	$1.85	$1.82

The Company's tax returns have not been examined by the Internal Revenue Service (“IRS”) and, therefore, the taxability of dividends is subject to change.

Preferred Stock

The following table sets forth the Company's Preferred Stock:

	Issue Date	Number of Shares Outstanding	Carrying Value	Liquidation Preference Per Share	Optional Redemption Date	Annual Dividends Payable Per Share
		(in thousands)
December 31, 2019
8.625% Series A Cumulative Redeemable	2/12/1997	29	$28,859	$1,000	2/12/2027	$86.25
December 31, 2018
8.625% Series A Cumulative Redeemable	2/12/1997	29	$28,877	$1,000	2/12/2027	$86.25

The following table sets forth the Company's estimated taxability to the preferred stockholders of dividends per share for federal income tax purposes:

	Year Ended December 31,
	2019	2018	2017
8.625% Series A Cumulative Redeemable:
Ordinary dividend	$79.90	$71.22	$71.00
Capital gains	6.35	15.03	15.25
Total	$86.25	$86.25	$86.25
The Company's tax returns have not been examined by the IRS and, therefore, the taxability of dividends is subject to change.

Warrants

At December 31, 2019 and 2018, we had 15,000 warrants outstanding with an exercise price of $32.50 per share. Upon exercise of a warrant, the Company will contribute the exercise price to the Operating Partnership in exchange for Common Units. Therefore, the Operating Partnership accounts for such warrants as if issued by the Operating Partnership. These warrants have no expiration date.

Common Unit Distributions

Distributions of the Operating Partnership declared per Common Unit aggregated $1.90, $1.85 and $1.76 for the years ended December 31, 2019, 2018 and 2017, respectively.

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

Preferred Units

The following table sets forth the Operating Partnership's Preferred Units:

	Issue Date	Number of Units Outstanding	Carrying Value	Liquidation Preference Per Unit	Optional Redemption Date	Annual Distributions Payable Per Unit
		(in thousands)
December 31, 2019
8.625% Series A Cumulative Redeemable	2/12/1997	29	$28,859	$1,000	2/12/2027	$86.25
December 31, 2018
8.625% Series A Cumulative Redeemable	2/12/1997	29	$28,877	$1,000	2/12/2027	$86.25

12.	Employee Benefit Plans

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

The Company's officers are eligible to receive a mix of long-term equity incentive awards on or about March 1 of each year. Prior to 2018, the mix generally consisted of stock options, time-based restricted stock and total return-based restricted stock. Since 2018, the mix has consisted of time-based restricted stock and total return-based restricted stock. Time-based restricted stock grants are also made annually to directors and certain other employees. Dividends received on restricted stock are non-forfeitable and are paid at the same rate and on the same date as on shares of Common Stock, except that, with respect to shares of total return-based restricted stock issued to the Company's chief executive officer, dividends accumulate and are payable only if and to the extent the shares vest. Dividends paid on subsequently forfeited shares are expensed. Additional shares of total return-based restricted stock may be issued at the end of the applicable measurement periods if and to the extent actual performance exceeds certain levels of performance. Such additional shares, if any, would be fully vested when issued. No expense is recorded for additional shares of total return-based restricted stock that may be issued at the end of the applicable measurement period since that possibility is reflected in the grant date fair value. The following table sets forth the number of shares of Common Stock reserved for future issuance under the Company's long-term equity incentive plans:

	December 31,
	2019	2018
Outstanding stock options and warrants	599,902	611,518
Possible future issuance under equity incentive plans	2,016,659	2,188,696
	2,616,561	2,800,214

Of the possible future issuance under the Company' long-term equity incentive plans at December 31, 2019, no more than an additional 0.4 million shares can be in the form of restricted stock.

During the years ended December 31, 2019, 2018 and 2017, we recognized $7.2 million, $7.5 million and $6.7 million, respectively, of share-based compensation expense. Because REITs generally do not pay income taxes, we do not realize tax benefits on share-based payments. At December 31, 2019, there was $5.2 million of total unrecognized share-based compensation costs, which will be recognized over a weighted average remaining contractual term of 2.1 years.

- Stock Options

Stock options issued from 2014 through 2017 vest ratably on an annual basis over four years and expire after 10 years. Stock options issued in 2013 vest ratably on an annual basis over four years and expire after seven years. All stock options have an exercise price equal to the last reported stock price of our Common Stock on the New York Stock Exchange ("NYSE") on the last trading day prior to grant. The value of all options as of the date of grant is calculated using the Black-Scholes option-pricing model and is amortized over the respective vesting period or the service period, if shorter, for employees who are or will become eligible under the Company's retirement plan. The weighted average fair value of options granted during 2017 was $6.72 per option. The fair value of the options granted was determined at the grant date using the following assumptions:

2017
Risk free interest rate (1)	2.0%
Common stock dividend yield (2)	3.4%
Expected volatility (3)	19.5%
Average expected option life (years) (4)	5.75
__________

(1)	Represents the interest rate as of the grant date on US treasury bonds having the same life as the estimated life of the option grants.

(2)	The dividend yield is calculated utilizing the then current regular dividend rate for a one-year period and the per share price of Common Stock on the date of grant.

(3)	Based on the historical volatility of Common Stock over a period relevant to the related stock option grant.

(4)	The average expected option life is based on an analysis of the Company's historical data.

The following table sets forth stock option activity:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price
Stock options outstanding at December 31, 2016	587,115	$42.26
Granted	168,748	52.49
Exercised	(115,041)	40.41
Stock options outstanding at December 31, 2017	640,822	45.29
Exercised	(44,304)	40.15
Stock options outstanding at December 31, 2018	596,518	45.67
Exercised	(9,026)	39.53
Forfeited	(2,590)	48.79
Stock options outstanding at December 31, 2019 (1) (2)	584,902	$45.75
__________

(1)	The outstanding options at December 31, 2019 had a weighted average remaining life of 5.8 years.

(2)
The Company had 443,783 options exercisable at December 31, 2019 with a weighted average exercise price of $44.78, weighted average remaining life of 5.6 years and intrinsic value of $2.1 million. Of these exercisable options, 84,374 had exercise prices higher than the market price of our Common Stock at December 31, 2019.

Cash received or receivable from options exercised was $0.4 million, $1.9 million and $5.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. The total intrinsic value of options exercised during the years ended December 31, 2019, 2018 and 2017 was $0.1 million, $0.4 million and $1.3 million, respectively. The total intrinsic value of options outstanding at December 31, 2019, 2018 and 2017 was $2.4 million, $0.1 million and $3.9 million, respectively. The Company generally does not permit the net cash settlement of exercised stock options, but does permit net share settlement so long as the shares received are held for at least a year. The Company has a practice of issuing new shares to satisfy stock option exercises.

- Time-Based Restricted Stock

Shares of time-based restricted stock vest ratably on an annual basis generally over four years. Beginning in 2019, shares of time-based restricted stock granted to non-employee directors vest on the first anniversary of the grant date. The value of grants of time-based restricted stock is based on the market value of Common Stock as of the date of grant and is amortized to expense over the respective vesting period or the service period, if shorter, for employees who are or will become eligible under the Company's retirement plan.

The following table sets forth time-based restricted stock activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted shares outstanding at December 31, 2016	188,981	$42.06
Awarded and issued (1)	61,404	52.49
Vested (2)	(78,139)	40.55
Restricted shares outstanding at December 31, 2017	172,246	46.46
Awarded and issued (1)	94,984	43.01
Vested (2)	(73,307)	44.19
Forfeited	(2,684)	45.89
Restricted shares outstanding at December 31, 2018	191,239	45.62
Awarded and issued (1)	103,590	45.98
Vested (2)	(73,036)	45.79
Forfeited	(3,642)	46.07
Restricted shares outstanding at December 31, 2019	218,151	$45.73
__________

(1)
The weighted average fair value at grant date of time-based restricted stock issued during the years ended December 31, 2019, 2018 and 2017 was $4.8 million, $4.1 million and $3.2 million, respectively.

(2)
The vesting date fair value of time-based restricted stock that vested during the years ended December 31, 2019, 2018 and 2017 was $3.3 million, $3.2 million and $4.1 million, respectively. Vested shares include those shares surrendered by employees to satisfy tax withholding obligations in connection with such vesting.

- Total Return-Based Restricted Stock

Shares of total return-based restricted stock vest to the extent the Company's absolute total returns for certain pre-determined three-year periods exceed predetermined goals. The amount subject to vesting ranges from zero to 150%. Notwithstanding the Company’s absolute total return, if the Company’s total return exceeds 100% of the average peer group total return index, at least 75% of total return-based restricted stock issued will vest at the end of the applicable period. The weighted average grant date fair value of such shares of total return-based restricted stock issued in 2019, 2018 and 2017 was determined to be $39.42, $40.81 and $49.59, respectively, and is amortized over the respective three-year period or the service period, if shorter, for employees who are or will become eligible under the Company's retirement plan. The fair values of the total return-based restricted stock granted were determined at the grant dates using a Monte Carlo simulation model and the following assumptions:

	2019	2018	2017
Risk free interest rate (1)	2.4%	2.3%	1.6%
Common stock dividend yield (2)	4.4%	3.9%	3.5%
Expected volatility (3)	27.3%	41.1%	42.8%
__________

(1)	Represents the interest rate as of the grant date on US treasury bonds having the same life as the estimated life of the total return-based restricted stock grants.

(2)
The dividend yield is calculated utilizing the then current regular dividend rate for a one-year period and the average per share price of Common Stock during the three-month period preceding the date of grant.

(3)	Based on the historical volatility of Common Stock over a period relevant to the related total return-based restricted stock grant.

The following table sets forth total return-based restricted stock activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted shares outstanding at December 31, 2016	183,724	$39.82
Awarded and issued (1) (3)	84,013	44.76
Vested (2) (3)	(107,013)	37.88
Restricted shares outstanding at December 31, 2017	160,724	44.72
Awarded and issued (1)	77,456	40.81
Vested (2)	(41,160)	45.61
Forfeited (4)	(16,926)	45.24
Restricted shares outstanding at December 31, 2018	180,094	43.34
Awarded and issued (1)	87,344	39.42
Vested (2)	(45,901)	43.68
Forfeited (4)	(12,689)	43.58
Restricted shares outstanding at December 31, 2019	208,848	$42.22
__________

(1)
The fair value at grant date of total return-based restricted stock issued during the years ended December 31, 2019, 2018 and 2017 was $3.4 million, $3.2 million and $2.4 million, respectively, at target.

(2)
The vesting date fair value of total return-based restricted stock that vested during the years ended December 31, 2019, 2018 and 2017 was $2.1 million, $1.8 million and $5.6 million, respectively, based on the performance of the specific plans. Vested shares include those shares surrendered by employees to satisfy tax withholding obligations in connection with such vesting.

(3)	The 2017 amount includes 34,669 additional shares that were issued at the end of the applicable measurement period because actual performance exceeded certain levels of performance.

(4)
The 2019 and 2018 amounts include 9,521 and 13,707 shares, respectively, that were forfeited at the end of the applicable measurement period because the applicable total return did not meet the target level.

401(k) Retirement Savings Plan

We have a 401(k) Retirement Savings Plan covering substantially all employees who meet certain age and employment criteria. We contribute amounts for each participant at a rate of 75% of the employee’s contribution (up to 6% of each employee’s bi-weekly salary and cash incentives, subject to statutory limits). During the years ended December 31, 2019, 2018 and 2017, we contributed $1.5 million, $1.4 million and $1.4 million, respectively, to the 401(k) savings plan. The assets of this qualified plan are not included in our Consolidated Financial Statements since the assets are not owned by us.

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

Deferred Compensation

Prior to 2010, officers could elect to defer all or a portion of their cash compensation, which was then invested in unrelated mutual funds under a non-qualified deferred compensation plan. These investments are recorded at fair value, which aggregated $2.3 million and $1.8 million at December 31, 2019 and 2018, respectively, and are included in prepaid expenses and other assets, with an offsetting deferred compensation liability recorded in accounts payable, accrued expenses and other liabilities. Deferred amounts ultimately payable to the participants are based on the value of the related mutual fund investments. Accordingly, changes in the value of the unrelated mutual funds are recorded in interest and other income and the corresponding offsetting changes in the deferred compensation liability are recorded in general and administrative expense. As a result, there is no effect on our net income.

The following table sets forth our deferred compensation liability:

	Year Ended December 31,
	2019	2018	2017
Beginning deferred compensation liability	$1,849	$2,388	$2,451
Mark-to-market adjustment to deferred compensation (in general and administrative expenses)	496	(182)	492
Distributions from deferred compensation plans	—	(357)	(555)
Total deferred compensation liability	$2,345	$1,849	$2,388

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan ("ESPP") pursuant to which employees may contribute up to 25% of their cash compensation for the purchase of Common Stock. At the end of each quarter, each participant's account balance, which includes accumulated dividends, is applied to acquire shares of Common Stock at a cost that is calculated at 85% of the average closing price on the NYSE on the five consecutive days preceding the last day of the quarter. In the years ended December 31, 2019, 2018 and 2017, the Company issued 38,618, 38,951 and 33,278 shares, respectively, of Common Stock under the ESPP. The 15% discount on newly issued shares, which is taxable income to the participants and is recorded by us as additional compensation expense, aggregated $0.3 million, $0.3 million and $0.2 million in the years ended December 31, 2019, 2018 and 2017, respectively. Generally, shares purchased under the ESPP must be held at least one year. The Company satisfies its ESPP obligations by issuing additional shares of Common Stock.

13.	Accumulated Other Comprehensive Income/(Loss)

The following table sets forth the components of accumulated other comprehensive income/(loss):

	December 31,
	2019	2018
Cash flow hedges:
Beginning balance	$9,913	$7,838
Unrealized gains/(losses) on cash flow hedges	(9,134)	4,161
Amortization of cash flow hedges (1)	(1,250)	(2,086)
Total accumulated other comprehensive income/(loss)	$(471)	$9,913

__________

(1)	Amounts reclassified out of accumulated other comprehensive income/(loss) into interest expense.

14.	Real Estate and Other Assets Held For Sale

The following table sets forth the assets held for sale at December 31, 2019 and 2018, which are considered non-core:

	December 31,
	2019	2018
Assets:
Land	$4,815	$—
Buildings and tenant improvements	29,581	—
Less-accumulated depreciation	(16,775)	—
Net real estate assets	17,621	—
Accrued straight-line rents receivable	2,073	—
Deferred leasing costs, net	1,096	—
Real estate and other assets, net, held for sale	$20,790	$—

15.	Earnings Per Share and Per Unit

The following table sets forth the computation of basic and diluted earnings per share of the Company:

	Year Ended December 31,
	2019	2018	2017
Earnings per Common Share - basic:
Numerator:
Net income	$141,683	$177,630	$191,663
Net (income) attributable to noncontrolling interests in the Operating Partnership	(3,551)	(4,588)	(5,059)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(1,214)	(1,207)	(1,239)
Dividends on Preferred Stock	(2,488)	(2,492)	(2,492)
Net income available for common stockholders	$134,430	$169,343	$182,873
Denominator:
Denominator for basic earnings per Common Share – weighted average shares (1)	103,692	103,439	102,682
Net income available for common stockholders	$1.30	$1.64	$1.78
Earnings per Common Share - diluted:
Numerator:
Net income	$141,683	$177,630	$191,663
Net (income) attributable to noncontrolling interests in consolidated affiliates	(1,214)	(1,207)	(1,239)
Dividends on Preferred Stock	(2,488)	(2,492)	(2,492)
Net income available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	$137,981	$173,931	$187,932
Denominator:
Denominator for basic earnings per Common Share – weighted average shares (1)	103,692	103,439	102,682
Add:
Stock options using the treasury method	22	33	79
Noncontrolling interests Common Units	2,731	2,796	2,833
Denominator for diluted earnings per Common Share – adjusted weighted average shares and assumed conversions	106,445	106,268	105,594
Net income available for common stockholders	$1.30	$1.64	$1.78
__________

(1)	Includes all unvested restricted stock where dividends on such restricted stock are non-forfeitable.

The following table sets forth the computation of basic and diluted earnings per unit of the Operating Partnership:

	Year Ended December 31,
	2019	2018	2017
Earnings per Common Unit - basic:
Numerator:
Net income	$141,683	$177,630	$191,663
Net (income) attributable to noncontrolling interests in consolidated affiliates	(1,214)	(1,207)	(1,239)
Distributions on Preferred Units	(2,488)	(2,492)	(2,492)
Net income available for common unitholders	$137,981	$173,931	$187,932
Denominator:
Denominator for basic earnings per Common Unit – weighted average units (1)	106,014	105,826	105,106
Net income available for common unitholders	$1.30	$1.64	$1.79
Earnings per Common Unit - diluted:
Numerator:
Net income	$141,683	$177,630	$191,663
Net (income) attributable to noncontrolling interests in consolidated affiliates	(1,214)	(1,207)	(1,239)
Distributions on Preferred Units	(2,488)	(2,492)	(2,492)
Net income available for common unitholders	$137,981	$173,931	$187,932
Denominator:
Denominator for basic earnings per Common Unit – weighted average units (1)	106,014	105,826	105,106
Add:
Stock options using the treasury method	22	33	79
Denominator for diluted earnings per Common Unit – adjusted weighted average units and assumed conversions	106,036	105,859	105,185
Net income available for common unitholders	$1.30	$1.64	$1.79
__________

(1)	Includes all unvested restricted stock where distributions on such restricted stock are non-forfeitable.

16.	Income Taxes

Our Consolidated Financial Statements include the operations of the Company's taxable REIT subsidiary, which is not entitled to the dividends paid deduction and is subject to federal, state and local income taxes on its taxable income.

The minimum dividend per share of Common Stock required for the Company to maintain its REIT status was $1.44, $1.26 and $1.37 per share in 2019, 2018 and 2017, respectively. Continued qualification as a REIT depends on the Company's ability to satisfy the dividend distribution tests, stock ownership requirements and various other qualification tests. The tax basis of the Company's assets (net of accumulated tax depreciation and amortization) and liabilities was approximately $4.7 billion and $2.9 billion, respectively, at December 31, 2019 and $4.3 billion and $2.3 billion, respectively, at December 31, 2018. The tax basis of the Operating Partnership's assets (net of accumulated tax depreciation and amortization) and liabilities was approximately $4.7 billion and $2.9 billion, respectively, at December 31, 2019 and $4.2 billion and $2.3 billion, respectively, at December 31, 2018.

During the years ended December 31, 2019, 2018 and 2017, the Company qualified as a REIT and incurred no federal income tax expense; accordingly, the only federal income taxes included in the accompanying Consolidated Financial Statements relate to activities of the Company's taxable REIT subsidiary. Due to the passage of federal legislation commonly known as the "Tax Cuts and Jobs Act," which was signed into law on December 22, 2017, the taxable REIT subsidiary was required to decrease the deferred tax asset balance, which resulted in an increase to tax expense of $0.1 million in 2017.

The following table sets forth the Company's income tax expense/(benefit):

	Year Ended December 31,
	2019	2018	2017
Current tax expense/(benefit):
Federal	$202	$133	$(177)
State	148	112	105
	350	245	(72)
Deferred tax expense/(benefit):
Federal	14	(95)	223
State	(120)	(68)	(9)
	(106)	(163)	214
Total income tax expense	$244	$82	$142

The Company's net deferred tax liability was $0.1 million and $0.2 million as of December 31, 2019 and 2018, respectively. The net deferred tax liability is comprised primarily of tax versus book differences related to property (depreciation, amortization and basis differences).

For the years ended December 31, 2019 and 2018, there were no unrecognized tax benefits. The Company is subject to federal, state and local income tax examinations by taxing authorities for 2016 through 2019. The Company does not expect that the total amount of unrecognized benefits will materially change within the next year.

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

	Year Ended December 31,
	2019	2018	2017
Rental and Other Revenues:
Office:
Atlanta	$151,279	$141,337	$140,323
Charlotte	4,650	—	—
Greensboro	22,154	22,322	21,453
Memphis	39,494	40,230	45,430
Nashville	133,867	121,836	111,506
Orlando	52,679	53,771	51,236
Pittsburgh	60,755	61,177	59,103
Raleigh	122,173	118,352	119,254
Richmond	49,428	45,729	43,959
Tampa	86,431	102,404	97,524
Total Office Segment	722,910	707,158	689,788
Other	13,069	12,877	12,949
Total Rental and Other Revenues	$735,979	$720,035	$702,737

	Year Ended December 31,
	2019	2018	2017
Net Operating Income:
Office:
Atlanta	$97,019	$87,503	$89,575
Charlotte	3,791	—	—
Greensboro	14,183	14,275	13,612
Memphis	24,790	25,659	28,128
Nashville	97,386	88,554	81,204
Orlando	32,062	32,841	30,526
Pittsburgh	36,249	36,233	34,784
Raleigh	88,402	86,053	86,475
Richmond	33,756	31,276	29,946
Tampa	50,339	65,819	62,378
Total Office Segment	477,977	468,213	456,628
Other	9,491	9,407	9,221
Total Net Operating Income	487,468	477,620	465,849
Reconciliation to net income:
Depreciation and amortization	(254,504)	(229,955)	(227,832)
Impairments of real estate assets	(5,849)	(423)	(1,445)
General and administrative expenses	(44,067)	(40,006)	(39,648)
Interest expense	(81,648)	(71,422)	(69,105)
Other income/(loss)	(2,510)	1,940	2,283
Gains on disposition of property	39,517	37,638	54,157
Equity in earnings of unconsolidated affiliates	3,276	2,238	7,404
Net income	$141,683	$177,630	$191,663

	December 31,
	2019	2018
Total Assets:
Office:
Atlanta	$1,040,869	$1,047,850
Charlotte	425,045	—
Greensboro	114,030	118,611
Memphis	148,832	213,276
Nashville	1,045,125	937,732
Orlando	289,743	306,370
Pittsburgh	323,792	329,918
Raleigh	830,128	792,464
Richmond	246,546	248,669
Tampa	521,620	522,263
Total Office Segment	4,985,730	4,517,153
Other	152,514	157,856
Total Assets	$5,138,244	$4,675,009

18.	Quarterly Financial Data (Unaudited)

The following tables set forth quarterly financial information of the Company:

	Year Ended December 31, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Rental and other revenues	$172,363	$184,070	$187,475	$192,071	$735,979

Net income	8,386	41,394	29,557	62,346	141,683
Net (income) attributable to noncontrolling interests in the Operating Partnership	(193)	(1,044)	(737)	(1,577)	(3,551)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(316)	(306)	(297)	(295)	(1,214)
Dividends on Preferred Stock	(622)	(622)	(622)	(622)	(2,488)
Net income available for common stockholders	$7,255	$39,422	$27,901	$59,852	$134,430
Earnings per Common Share – basic:
Net income available for common stockholders	$0.07	$0.38	$0.27	$0.58	$1.30
Earnings per Common Share – diluted:
Net income available for common stockholders	$0.07	$0.38	$0.27	$0.58	$1.30

	Year Ended December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Rental and other revenues	$180,438	$178,792	$179,417	$181,388	$720,035

Net income	34,246	52,998	35,009	55,377	177,630
Net (income) attributable to noncontrolling interests in the Operating Partnership	(888)	(1,381)	(902)	(1,417)	(4,588)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(286)	(308)	(324)	(289)	(1,207)
Dividends on Preferred Stock	(623)	(623)	(623)	(623)	(2,492)
Net income available for common stockholders	$32,449	$50,686	$33,160	$53,048	$169,343
Earnings per Common Share – basic:
Net income available for common stockholders	$0.31	$0.49	$0.32	$0.51	$1.64
Earnings per Common Share – diluted:
Net income available for common stockholders	$0.31	$0.49	$0.32	$0.51	$1.64

The following tables set forth quarterly financial information of the Operating Partnership:

	Year Ended December 31, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Rental and other revenues	$172,363	$184,070	$187,475	$192,071	$735,979

Net income	8,386	41,394	29,557	62,346	141,683
Net (income) attributable to noncontrolling interests in consolidated affiliates	(316)	(306)	(297)	(295)	(1,214)
Distributions on Preferred Units	(622)	(622)	(622)	(622)	(2,488)
Net income available for common unitholders	$7,448	$40,466	$28,638	$61,429	$137,981
Earnings per Common Unit – basic:
Net income available for common unitholders	$0.07	$0.38	$0.27	$0.58	$1.30
Earnings per Common Unit – diluted:
Net income available for common unitholders	$0.07	$0.38	$0.27	$0.58	$1.30

	Year Ended December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Rental and other revenues	$180,438	$178,792	$179,417	$181,388	$720,035

Net income	34,246	52,998	35,009	55,377	177,630
Net (income) attributable to noncontrolling interests in consolidated affiliates	(286)	(308)	(324)	(289)	(1,207)
Distributions on Preferred Units	(623)	(623)	(623)	(623)	(2,492)
Net income available for common unitholders	$33,337	$52,067	$34,062	$54,465	$173,931
Earnings per Common Unit – basic:
Net income available for common unitholders	$0.32	$0.49	$0.32	$0.51	$1.64
Earnings per Common Unit – diluted:
Net income available for common unitholders	$0.32	$0.49	$0.32	$0.51	$1.64

19.	Subsequent Events

In 2020, we sold 35 buildings and land in Greensboro for an aggregate sale price of $193.4 million and expect to record aggregate gains on disposition of property of $105.0 million.

On February 4, 2020, the Company declared a cash dividend of $0.48 per share of Common Stock, which is payable on March 10, 2020 to stockholders of record as of February 18, 2020.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTE TO SCHEDULE III
(in thousands)

The following table sets forth the activity of real estate assets and accumulated depreciation:

	December 31,
	2019	2018	2017
Real estate assets:
Beginning balance	$5,296,551	$5,173,754	$4,865,103
Additions:
Acquisitions, development and improvements	677,842	274,863	486,755
Cost of real estate sold and retired	(197,589)	(152,066)	(178,104)
Ending balance (a)	$5,776,804	$5,296,551	$5,173,754
Accumulated depreciation:
Beginning balance	$1,296,562	$1,211,728	$1,134,103
Depreciation expense	214,682	191,035	184,385
Real estate sold and retired	(105,903)	(106,201)	(106,760)
Ending balance (b)	$1,405,341	$1,296,562	$1,211,728

(a)	Reconciliation of total real estate assets to balance sheet caption:

	2019	2018	2017
Total per Schedule III	$5,776,804	$5,296,551	$5,173,754
Development in-process exclusive of land included in Schedule III	172,706	165,537	88,452
Real estate assets, net, held for sale	(34,396)	—	(22,543)
Total real estate assets	$5,915,114	$5,462,088	$5,239,663

(b)	Reconciliation of total accumulated depreciation to balance sheet caption:

	2019	2018	2017
Total per Schedule III	$1,405,341	$1,296,562	$1,211,728
Real estate assets, net, held for sale	(16,775)	—	(9,304)
Total accumulated depreciation	$1,388,566	$1,296,562	$1,202,424

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

December 31, 2019

			Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Property Type	2019 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets (1)	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
Atlanta, GA
1700 Century Circle	Office		$—	$2,482	$2	$1,452	$2	$3,934	$3,936	$1,727	1983	5-40 yrs.
1800 Century Boulevard	Office		1,444	29,081	—	10,645	1,444	39,726	41,170	22,558	1975	5-40 yrs.
1825 Century Boulevard	Office		864	—	303	15,089	1,167	15,089	16,256	6,255	2002	5-40 yrs.
1875 Century Boulevard	Office		—	8,924	—	8,281	—	17,205	17,205	7,779	1976	5-40 yrs.
1900 Century Boulevard	Office		—	4,744	—	710	—	5,454	5,454	5,111	1971	5-40 yrs.
2200 Century Parkway	Office		—	14,432	—	9,043	—	23,475	23,475	11,282	1971	5-40 yrs.
2400 Century Parkway	Office		—	—	406	14,779	406	14,779	15,185	7,111	1998	5-40 yrs.
2500 Century Parkway	Office		—	—	328	12,629	328	12,629	12,957	4,149	2005	5-40 yrs.
2500/2635 Parking Garage	Office		—	—	—	6,446	—	6,446	6,446	2,254	2005	5-40 yrs.
2600 Century Parkway	Office		—	10,679	—	4,603	—	15,282	15,282	7,823	1973	5-40 yrs.
2635 Century Parkway	Office		—	21,643	—	19,336	—	40,979	40,979	15,880	1980	5-40 yrs.
2800 Century Parkway	Office		—	20,449	—	10,417	—	30,866	30,866	16,569	1983	5-40 yrs.
50 Glenlake	Office		2,500	20,006	—	4,150	2,500	24,156	26,656	12,784	1997	5-40 yrs.
Century Plaza I	Office		1,290	8,567	—	4,695	1,290	13,262	14,552	6,329	1981	5-40 yrs.
Century Plaza II	Office		1,380	7,733	—	3,118	1,380	10,851	12,231	5,249	1984	5-40 yrs.
Charles W. Grant Parkway	Office		1,196	—	1,416	12,160	2,612	12,160	14,772	3,269	2009	5-40 yrs.
Henry County - Land	Industrial		3,010	—	(284)	—	2,726	—	2,726	—	N/A	N/A
5405 Windward Parkway	Office		3,342	32,111	—	19,671	3,342	51,782	55,124	24,343	1998	5-40 yrs.
Riverpoint - Land	Industrial		7,250	—	(4,439)	718	2,811	718	3,529	167	N/A	5-40 yrs.
Riverwood 100	Office		5,785	64,913	(29)	23,760	5,756	88,673	94,429	20,255	1989	5-40 yrs.
Tradeport - Land	Industrial		5,243	—	(4,819)	—	424	—	424	—	N/A	N/A
Two Alliance Center	Office		9,579	125,549	—	2,029	9,579	127,578	137,157	32,833	2009	5-40 yrs.
One Alliance Center	Office		14,775	123,071	—	17,076	14,775	140,147	154,922	27,985	2001	5-40 yrs.
10 Glenlake North	Office		5,349	26,334	—	11,692	5,349	38,026	43,375	8,963	2000	5-40 yrs.
10 Glenlake South	Office		5,103	22,811	—	2,883	5,103	25,694	30,797	6,361	1999	5-40 yrs.
Riverwood 200	Office		4,777	89,708	450	2,772	5,227	92,480	97,707	8,007	2017	5-40 yrs.

HIGHWOODS PROPERTIES, INC. HIGHWOODS REALTY LIMITED PARTNERSHIP SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

			Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Property Type	2019 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets (1)	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
Riverwood 300 - Land	Office		400	—	—	710	400	710	1,110	52	N/A	5-40 yrs.
Monarch Tower	Office		22,717	143,068	—	14,742	22,717	157,810	180,527	20,029	1997	5-40 yrs.
Monarch Plaza	Office		27,678	88,962	—	8,945	27,678	97,907	125,585	12,760	1983	5-40 yrs.
Charlotte, NC
Bank of America Tower	Office		—	—	29,273	354,749	29,273	354,749	384,022	1,224	2019	5-40 yrs.
Memphis, TN
Triad Centre I	Office		2,340	11,385	(849)	4,713	1,491	16,098	17,589	7,925	1985	5-40 yrs.
Triad Centre II	Office		1,980	8,677	(404)	5,609	1,576	14,286	15,862	6,925	1987	5-40 yrs.
Centrum	Office		1,013	5,580	—	3,261	1,013	8,841	9,854	4,835	1979	5-40 yrs.
Comcast	Office		946	—	(252)	4,907	694	4,907	5,601	1,719	2008	5-40 yrs.
International Place II	Office		4,884	27,782	—	7,210	4,884	34,992	39,876	19,039	1988	5-40 yrs.
PennMarc Centre	Office		3,607	10,240	—	4,663	3,607	14,903	18,510	5,632	2008	5-40 yrs.
Colonnade	Office		1,300	6,481	267	2,501	1,567	8,982	10,549	4,546	1998	5-40 yrs.
Crescent Center	Office		7,875	32,756	(547)	13,525	7,328	46,281	53,609	13,266	1986	5-40 yrs.
Triad Centre III	Office		1,253	—	—	36,651	1,253	36,651	37,904	10,244	2009	5-40 yrs.
Capital Grille	Office		311	3,258	—	(23)	311	3,235	3,546	1,553	2014	5-40 yrs.
Seasons 52	Office		320	3,741	—	(39)	320	3,702	4,022	1,703	2014	5-40 yrs.
Nashville, TN
3322 West End	Office		3,025	27,490	—	11,107	3,025	38,597	41,622	17,278	1986	5-40 yrs.
3401 West End	Office		5,862	22,917	—	6,680	5,862	29,597	35,459	15,313	1982	5-40 yrs.
5310 Maryland Way	Office		1,863	7,201	—	3,648	1,863	10,849	12,712	6,060	1994	5-40 yrs.
Cool Springs I & II Deck	Office		—	—	—	3,990	—	3,990	3,990	1,213	2007	5-40 yrs.
Cool Springs III & IV Deck	Office		—	—	—	4,463	—	4,463	4,463	1,422	2007	5-40 yrs.
Cool Springs I	Office		1,583	—	15	13,341	1,598	13,341	14,939	6,710	1999	5-40 yrs.
Cool Springs II	Office		1,824	—	346	19,860	2,170	19,860	22,030	9,088	1999	5-40 yrs.
Cool Springs III	Office		1,631	—	804	15,746	2,435	15,746	18,181	5,194	2006	5-40 yrs.
Cool Springs IV	Office		1,715	—	—	19,331	1,715	19,331	21,046	5,562	2008	5-40 yrs.
Cool Springs V (Healthways)	Office		3,688	—	295	53,000	3,983	53,000	56,983	21,228	2007	5-40 yrs.
Harpeth On The Green II	Office		1,419	5,677	—	2,421	1,419	8,098	9,517	4,237	1984	5-40 yrs.
Harpeth On The Green III	Office		1,660	6,649	—	2,550	1,660	9,199	10,859	5,183	1987	5-40 yrs.
Harpeth On The Green IV	Office		1,713	6,842	—	2,910	1,713	9,752	11,465	5,146	1989	5-40 yrs.

HIGHWOODS PROPERTIES, INC. HIGHWOODS REALTY LIMITED PARTNERSHIP SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

			Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Property Type	2019 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets (1)	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
Harpeth On The Green V	Office		662	—	197	4,590	859	4,590	5,449	2,354	1998	5-40 yrs.
Hickory Trace	Office		1,164	—	164	5,445	1,328	5,445	6,773	2,214	2001	5-40 yrs.
Highwoods Plaza I	Office		1,552	—	307	9,776	1,859	9,776	11,635	4,535	1996	5-40 yrs.
Highwoods Plaza II	Office		1,448	—	307	9,043	1,755	9,043	10,798	4,582	1997	5-40 yrs.
Seven Springs I	Office		2,076	—	592	12,856	2,668	12,856	15,524	5,442	2002	5-40 yrs.
SouthPointe	Office		1,655	—	310	8,642	1,965	8,642	10,607	3,717	1998	5-40 yrs.
Ramparts	Office		2,394	12,806	—	9,113	2,394	21,919	24,313	8,012	1986	5-40 yrs.
Westwood South	Office		2,106	—	382	11,887	2,488	11,887	14,375	5,498	1999	5-40 yrs.
100 Winners Circle	Office		1,497	7,258	—	2,128	1,497	9,386	10,883	4,929	1987	5-40 yrs.
The Pinnacle at Symphony Place	Office	95,303	—	141,469	—	5,613	—	147,082	147,082	31,696	2010	5-40 yrs.
Seven Springs East (LifePoint)	Office		2,525	37,587	—	180	2,525	37,767	40,292	7,311	2013	5-40 yrs.
The Shops at Seven Springs	Office		803	8,223	—	428	803	8,651	9,454	2,195	2013	5-40 yrs.
Seven Springs West	Office		2,439	51,306	—	2,015	2,439	53,321	55,760	6,123	2016	5-40 yrs.
Seven Springs II	Office		2,356	30,048	—	1,621	2,356	31,669	34,025	2,853	2017	5-40 yrs.
Bridgestone Tower	Office		15,639	169,392	1,200	190	16,839	169,582	186,421	11,517	2017	5-40 yrs.
MARS Campus	Office		—	—	7,010	87,474	7,010	87,474	94,484	2,225	2019	5-40 yrs.
5501 Virginia Way	Office		4,534	25,632	—	—	4,534	25,632	30,166	794	2018	5-40 yrs.
Ovation - Land	Office		31,063	—	—	—	31,063	—	31,063	—	N/A	N/A
Orlando, FL
Capital Plaza Three - Land	Office		2,994	—	18	—	3,012	—	3,012	—	N/A	N/A
Eola Park - Land	Office		2,027	—	—	—	2,027	—	2,027	—	N/A	N/A
The 1800 Eller Drive Building	Office		—	9,851	—	3,663	—	13,514	13,514	8,883	1983	5-40 yrs.
Seaside Plaza	Office		3,893	29,541	—	8,753	3,893	38,294	42,187	7,498	1982	5-40 yrs.
Capital Plaza Two	Office		4,346	43,394	—	6,788	4,346	50,182	54,528	10,775	1999	5-40 yrs.
Capital Plaza One	Office		3,482	27,321	—	6,360	3,482	33,681	37,163	6,051	1975	5-40 yrs.
Landmark Center Two	Office		4,743	22,031	—	8,840	4,743	30,871	35,614	6,465	1985	5-40 yrs.
Landmark Center One	Office		6,207	22,655	—	10,389	6,207	33,044	39,251	6,691	1983	5-40 yrs.
300 South Orange	Office		3,490	56,079	—	9,333	3,490	65,412	68,902	10,721	2000	5-40 yrs.
Eola Centre	Office		3,758	11,160	—	7,654	3,758	18,814	22,572	2,881	1969	5-40 yrs.
Greensboro, NC
6348 Burnt Poplar Road	Industrial		724	2,900	—	327	724	3,227	3,951	1,982	1990	5-40 yrs.

HIGHWOODS PROPERTIES, INC. HIGHWOODS REALTY LIMITED PARTNERSHIP SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

			Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Property Type	2019 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets (1)	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
6350 Burnt Poplar Road	Industrial		341	1,374	—	726	341	2,100	2,441	1,075	1992	5-40 yrs.
420 Gallimore Dairy Road	Office		379	1,516	—	1,136	379	2,652	3,031	1,445	1990	5-40 yrs.
418 Gallimore Dairy Road	Office		462	1,849	—	1,065	462	2,914	3,376	1,426	1986	5-40 yrs.
416 Gallimore Dairy Road	Office		322	1,293	—	647	322	1,940	2,262	1,002	1986	5-40 yrs.
7031 Albert Pick Road	Office		510	2,921	—	2,707	510	5,628	6,138	2,932	1986	5-40 yrs.
7029 Albert Pick Road	Office		739	3,237	—	1,603	739	4,840	5,579	2,771	1988	5-40 yrs.
7025 Albert Pick Road	Office		2,393	9,576	—	5,904	2,393	15,480	17,873	8,818	1990	5-40 yrs.
7027 Albert Pick Road	Office		850	—	699	5,375	1,549	5,375	6,924	2,630	1997	5-40 yrs.
7009 Albert Pick Road	Industrial		224	1,068	—	219	224	1,287	1,511	751	1990	5-40 yrs.
426 Gallimore Dairy Road	Office		465	—	380	1,508	845	1,508	2,353	632	1996	5-40 yrs.
422 Gallimore Dairy Road	Industrial		145	1,081	—	223	145	1,304	1,449	714	1990	5-40 yrs.
406 Gallimore Dairy Road	Office		265	—	270	896	535	896	1,431	425	1996	5-40 yrs.
7021 Albert Pick Road	Industrial		237	1,103	—	490	237	1,593	1,830	819	1985	5-40 yrs.
7019 Albert Pick Road	Industrial		192	946	—	163	192	1,109	1,301	655	1985	5-40 yrs.
7015 Albert Pick Road	Industrial		305	1,219	—	462	305	1,681	1,986	922	1985	5-40 yrs.
7017 Albert Pick Road	Industrial		225	928	—	409	225	1,337	1,562	810	1985	5-40 yrs.
7011 Albert Pick Road	Industrial		171	777	—	323	171	1,100	1,271	671	1990	5-40 yrs.
424 Gallimore Dairy Road	Office		271	—	239	1,045	510	1,045	1,555	553	1997	5-40 yrs.
410 Gallimore Dairy Road	Industrial		356	1,613	—	518	356	2,131	2,487	1,198	1985	5-40 yrs.
412 Gallimore Dairy Road	Industrial		374	1,523	—	533	374	2,056	2,430	1,257	1985	5-40 yrs.
408 Gallimore Dairy Road	Industrial		341	1,486	—	643	341	2,129	2,470	1,162	1986	5-40 yrs.
414 Gallimore Dairy Road	Industrial		659	2,676	—	939	659	3,615	4,274	2,187	1988	5-40 yrs.
237 Burgess Road	Industrial		860	2,919	—	1,282	860	4,201	5,061	2,221	1986	5-40 yrs.
235 Burgess Road	Industrial		1,302	4,392	—	1,462	1,302	5,854	7,156	3,238	1987	5-40 yrs.
241 Burgess Road	Industrial		450	1,517	—	717	450	2,234	2,684	1,174	1988	5-40 yrs.
243 Burgess Road	Industrial		452	1,514	—	530	452	2,044	2,496	1,120	1988	5-40 yrs.
496 Gallimore Dairy Road	Industrial		546	—	—	3,144	546	3,144	3,690	1,377	1998	5-40 yrs.
494 Gallimore Dairy Road	Industrial		749	—	—	3,124	749	3,124	3,873	1,481	1999	5-40 yrs.
486 Gallimore Dairy Road	Industrial		603	—	—	3,379	603	3,379	3,982	1,515	1999	5-40 yrs.
488 Gallimore Dairy Road	Industrial		499	—	—	2,367	499	2,367	2,866	1,124	1999	5-40 yrs.
490 Gallimore Dairy Road	Industrial		1,733	—	—	4,663	1,733	4,663	6,396	2,238	1999	5-40 yrs.

HIGHWOODS PROPERTIES, INC. HIGHWOODS REALTY LIMITED PARTNERSHIP SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

			Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Property Type	2019 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets (1)	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
Brigham Road - Land	Industrial		7,059	—	(5,510)	—	1,549	—	1,549	—	N/A	N/A
651 Brigham Road	Industrial		453	—	360	2,937	813	2,937	3,750	1,330	2002	5-40 yrs.
657 Brigham Road	Industrial		2,733	—	881	10,802	3,614	10,802	14,416	3,699	2006	5-40 yrs.
653 Brigham Road	Industrial		814	—	—	3,603	814	3,603	4,417	1,084	2007	5-40 yrs.
1501 Highwoods Boulevard	Office		1,476	—	—	9,208	1,476	9,208	10,684	3,779	2001	5-40 yrs.
Jefferson Pilot - Land	Office		11,759	—	(7,979)	—	3,780	—	3,780	—	N/A	N/A
4200 Tudor Lane	Industrial		515	—	383	2,915	898	2,915	3,813	1,522	1996	5-40 yrs.
4224 Tudor Lane	Industrial		435	—	288	2,445	723	2,445	3,168	1,250	1996	5-40 yrs.
7023 Albert Pick Road	Office		834	3,459	—	1,155	834	4,614	5,448	2,736	1989	5-40 yrs.
1126 North Church Street	Office		2,734	9,129	—	1,333	2,734	10,462	13,196	2,094	2003	5-40 yrs.
1130 North Church Street	Office		2,376	5,451	—	(591)	2,376	4,860	7,236	917	2007	5-40 yrs.
1132 North Church Street	Office		925	4,551	—	(362)	925	4,189	5,114	843	2008	5-40 yrs.
628 Green Valley Road	Office		2,906	12,141	—	2,221	2,906	14,362	17,268	2,884	1998	5-40 yrs.
701 Green Valley Road	Office		3,787	7,719	—	2,115	3,787	9,834	13,621	2,137	1996	5-40 yrs.
661 Brigham Road	Industrial		890	5,512	—	413	890	5,925	6,815	636	2016	5-40 yrs.
655 Brigham Road	Industrial		899	6,538	—	229	899	6,767	7,666	547	2017	5-40 yrs.
Pittsburgh, PA
One PPG Place	Office		9,819	107,643	—	49,010	9,819	156,653	166,472	44,985	1983-1985	5-40 yrs.
Two PPG Place	Office		2,302	10,978	—	9,873	2,302	20,851	23,153	4,678	1983-1985	5-40 yrs.
Three PPG Place	Office		501	2,923	—	4,635	501	7,558	8,059	2,308	1983-1985	5-40 yrs.
Four PPG Place	Office		620	3,239	—	2,958	620	6,197	6,817	1,863	1983-1985	5-40 yrs.
Five PPG Place	Office		803	4,924	—	3,002	803	7,926	8,729	2,424	1983-1985	5-40 yrs.
Six PPG Place	Office		3,353	25,602	—	15,048	3,353	40,650	44,003	9,730	1983-1985	5-40 yrs.
EQT Plaza	Office		16,457	83,812	—	12,399	16,457	96,211	112,668	21,907	1987	5-40 yrs.
East Liberty - Land	Office		—	—	2,478	—	2,478	—	2,478	—	N/A	N/A
Raleigh, NC
3600 Glenwood Avenue	Office		—	10,994	—	3,737	—	14,731	14,731	8,361	1986	5-40 yrs.
3737 Glenwood Avenue	Office		—	—	318	16,512	318	16,512	16,830	8,022	1999	5-40 yrs.
4800 North Park	Office		2,678	17,630	—	7,984	2,678	25,614	28,292	15,194	1985	5-40 yrs.
5000 North Park	Office		1,010	4,612	(49)	2,901	961	7,513	8,474	3,939	1980	5-40 yrs.
801 Raleigh Corporate Center	Office		828	—	272	11,549	1,100	11,549	12,649	4,538	2002	5-40 yrs.

HIGHWOODS PROPERTIES, INC. HIGHWOODS REALTY LIMITED PARTNERSHIP SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

			Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Property Type	2019 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets (1)	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
2500 Blue Ridge Road	Office		722	4,606	—	1,527	722	6,133	6,855	3,625	1982	5-40 yrs.
2418 Blue Ridge Road	Office		462	1,410	—	1,295	462	2,705	3,167	1,492	1988	5-40 yrs.
Cape Fear	Office		131	1,630	(2)	(908)	129	722	851	413	1979	5-40 yrs.
Catawba	Office		125	1,635	(2)	(1,417)	123	218	341	156	1980	5-40 yrs.
2000 CentreGreen	Office		1,529	—	(391)	11,829	1,138	11,829	12,967	5,600	2000	5-40 yrs.
4000 CentreGreen	Office		1,653	—	(389)	10,563	1,264	10,563	11,827	4,716	2001	5-40 yrs.
5000 CentreGreen	Office		1,291	34,572	—	2,861	1,291	37,433	38,724	3,201	2017	5-40 yrs.
3000 CentreGreen	Office		1,779	—	(397)	13,965	1,382	13,965	15,347	4,464	2002	5-40 yrs.
1000 CentreGreen	Office		1,280	—	55	11,185	1,335	11,185	12,520	3,208	2008	5-40 yrs.
Cottonwood	Office		609	3,244	—	433	609	3,677	4,286	2,325	1983	5-40 yrs.
GlenLake - Land	Office		13,003	—	(9,924)	114	3,079	114	3,193	53	N/A	5-40 yrs.
GlenLake One	Office		924	—	1,324	22,697	2,248	22,697	24,945	9,344	2002	5-40 yrs.
GlenLake Four	Office		1,659	—	493	19,967	2,152	19,967	22,119	6,708	2006	5-40 yrs.
GlenLake Six	Office		941	—	(365)	20,166	576	20,166	20,742	6,057	2008	5-40 yrs.
701 Raleigh Corporate Center	Office		1,304	—	540	15,994	1,844	15,994	17,838	8,025	1996	5-40 yrs.
Highwoods Centre	Office		531	—	(267)	8,035	264	8,035	8,299	4,094	1998	5-40 yrs.
Inveresk Parcel 2 - Land	Office		657	—	38	103	695	103	798	11	N/A	5-40 yrs.
4201 Lake Boone Trail	Office		1,450	6,311	—	786	1,450	7,097	8,547	1,769	1998	5-40 yrs.
4620 Creekstone Drive	Office		149	—	107	3,141	256	3,141	3,397	1,416	2001	5-40 yrs.
4825 Creekstone Drive	Office		398	—	293	10,445	691	10,445	11,136	4,984	1999	5-40 yrs.
Pamlico	Office		289	—	—	8,741	289	8,741	9,030	6,893	1980	5-40 yrs.
Progress Center Renovation	Office		—	—	—	3	—	3	3	3	2003	5-40 yrs.
751 Corporate Center	Office		2,665	16,939	—	—	2,665	16,939	19,604	1,027	2018	5-40 yrs.
PNC Plaza	Office		1,206	—	—	70,353	1,206	70,353	71,559	22,364	2008	5-40 yrs.
4301 Lake Boone Trail	Office		878	3,730	—	2,427	878	6,157	7,035	3,712	1990	5-40 yrs.
4207 Lake Boone Trail	Office		362	1,818	—	1,421	362	3,239	3,601	1,968	1993	5-40 yrs.
2301 Rexwoods Drive	Office		919	2,816	—	1,649	919	4,465	5,384	2,536	1992	5-40 yrs.
4325 Lake Boone Trail	Office		586	—	—	4,781	586	4,781	5,367	2,437	1995	5-40 yrs.
2300 Rexwoods Drive	Office		1,301	—	184	6,533	1,485	6,533	8,018	3,774	1998	5-40 yrs.
4709 Creekstone Drive	Office		469	4,038	23	5,302	492	9,340	9,832	2,750	1987	5-40 yrs.
4700 Six Forks Road	Office		666	2,665	—	1,505	666	4,170	4,836	2,514	1982	5-40 yrs.

HIGHWOODS PROPERTIES, INC. HIGHWOODS REALTY LIMITED PARTNERSHIP SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

			Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Property Type	2019 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets (1)	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
4700 Homewood Court	Office		1,086	4,533	—	2,080	1,086	6,613	7,699	3,776	1983	5-40 yrs.
4800 Six Forks Road	Office		862	4,411	—	2,901	862	7,312	8,174	4,156	1987	5-40 yrs.
Smoketree Tower	Office		2,353	11,743	—	7,119	2,353	18,862	21,215	10,579	1984	5-40 yrs.
4601 Creekstone Drive	Office		255	—	217	6,186	472	6,186	6,658	3,332	1997	5-40 yrs.
Weston - Land	Office		22,771	—	(19,894)	—	2,877	—	2,877	—	N/A	N/A
4625 Creekstone Drive	Office		458	—	268	6,175	726	6,175	6,901	3,439	1995	5-40 yrs.
11000 Weston Parkway	Office		2,651	18,850	—	8,852	2,651	27,702	30,353	4,131	1998	5-40 yrs.
GlenLake Five	Office		2,263	30,264	—	3,654	2,263	33,918	36,181	7,015	2014	5-40 yrs.
11800 Weston Parkway	Office		826	13,188	—	21	826	13,209	14,035	2,343	2014	5-40 yrs.
CentreGreen Café	Office		41	3,509	—	(2)	41	3,507	3,548	446	2014	5-40 yrs.
CentreGreen Fitness Center	Office		27	2,322	—	(1)	27	2,321	2,348	295	2014	5-40 yrs.
One City Plaza	Office		11,288	68,375	—	26,949	11,288	95,324	106,612	16,622	1986	5-40 yrs.
Edison - Land	Office		5,984	—	2,248	—	8,232	—	8,232	—	N/A	N/A
Charter Square	Office		7,267	65,881	—	4,868	7,267	70,749	78,016	7,696	2015	5-40 yrs.
MetLife Global Technology Campus	Office		17,044	88,137	4,536	61,752	21,580	149,889	171,469	14,810	2015	5-40 yrs.
Hargett - Land	Office		—	—	6,582	—	6,582	—	6,582	—	N/A	N/A
Other Property	Other		32,075	40,392	(23,161)	10,466	8,914	50,858	59,772	28,224	N/A	5-40 yrs.
Richmond, VA
4900 Cox Road	Office		1,324	5,311	15	3,650	1,339	8,961	10,300	5,062	1991	5-40 yrs.
Colonnade Building	Office		1,364	6,105	—	2,488	1,364	8,593	9,957	3,612	2003	5-40 yrs.
Dominion Place - Pitts Parcel - Land	Office		1,101	—	(343)	—	758	—	758	—	N/A	N/A
Markel 4521	Office		1,581	13,299	168	(424)	1,749	12,875	14,624	5,876	1999	5-40 yrs.
Hamilton Beach	Office		1,086	4,345	10	2,781	1,096	7,126	8,222	3,554	1986	5-40 yrs.
Highwoods Commons	Office		521	—	458	4,493	979	4,493	5,472	2,080	1999	5-40 yrs.
Highwoods One	Office		1,688	—	22	14,117	1,710	14,117	15,827	6,815	1996	5-40 yrs.
Highwoods Two	Office		786	—	226	9,684	1,012	9,684	10,696	3,447	1997	5-40 yrs.
Highwoods Five	Office		783	—	11	7,505	794	7,505	8,299	3,429	1998	5-40 yrs.
Highwoods Plaza	Office		909	—	187	5,732	1,096	5,732	6,828	2,729	2000	5-40 yrs.
Innslake Center	Office		845	—	195	7,770	1,040	7,770	8,810	3,143	2001	5-40 yrs.
Highwoods Centre	Office		1,205	4,825	—	1,488	1,205	6,313	7,518	3,440	1990	5-40 yrs.
Markel 4501	Office		1,300	13,259	213	(3,652)	1,513	9,607	11,120	3,710	1998	5-40 yrs.

HIGHWOODS PROPERTIES, INC. HIGHWOODS REALTY LIMITED PARTNERSHIP SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

			Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Property Type	2019 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets (1)	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
4600 Cox Road	Office		1,700	17,081	169	(3,456)	1,869	13,625	15,494	5,144	1989	5-40 yrs.
North Park	Office		2,163	8,659	6	3,039	2,169	11,698	13,867	6,575	1989	5-40 yrs.
North Shore Commons I	Office		951	—	17	12,607	968	12,607	13,575	5,969	2002	5-40 yrs.
North Shore Commons II	Office		2,067	—	(89)	10,812	1,978	10,812	12,790	3,549	2007	5-40 yrs.
North Shore Commons C - Land	Office		1,497	—	15	4	1,512	4	1,516	—	N/A	N/A
North Shore Commons D - Land	Office		1,261	—	—	—	1,261	—	1,261	—	N/A	N/A
Nuckols Corner - Land	Office		1,259	—	203	—	1,462	—	1,462	—	N/A	N/A
One Shockoe Plaza	Office		—	—	356	20,736	356	20,736	21,092	9,470	1996	5-40 yrs.
Pavilion - Land	Office		181	46	20	(46)	201	—	201	—	N/A	N/A
Lake Brook Commons	Office		1,600	8,864	21	2,221	1,621	11,085	12,706	4,968	1996	5-40 yrs.
Sadler & Cox - Land	Office		1,535	—	343	—	1,878	—	1,878	—	N/A	N/A
Highwoods Three	Office		1,918	—	358	11,925	2,276	11,925	14,201	3,867	2005	5-40 yrs.
Stony Point VI (Virginia Urology)	Office		1,925	25,868	—	—	1,925	25,868	27,793	1,177	2018	5-40 yrs.
Stony Point I	Office		1,384	11,630	(267)	4,300	1,117	15,930	17,047	8,031	1990	5-40 yrs.
Stony Point II	Office		1,240	—	103	12,888	1,343	12,888	14,231	6,121	1999	5-40 yrs.
Stony Point III	Office		995	—	—	10,685	995	10,685	11,680	4,891	2002	5-40 yrs.
Stony Point IV	Office		955	—	—	11,900	955	11,900	12,855	3,966	2006	5-40 yrs.
Virginia Mutual	Office		1,301	6,036	15	1,576	1,316	7,612	8,928	3,801	1996	5-40 yrs.
Waterfront Plaza	Office		585	2,347	8	2,218	593	4,565	5,158	1,930	1988	5-40 yrs.
Innsbrook Centre	Office		914	8,249	—	1,090	914	9,339	10,253	3,828	1987	5-40 yrs.
Elks Pass - Land	Office		—	—	3,326	—	3,326	—	3,326	—	N/A	N/A
Tampa, FL
Meridian Three	Office		2,673	16,470	—	6,586	2,673	23,056	25,729	6,733	1989	5-40 yrs.
Bayshore Place	Office		2,276	11,817	—	3,634	2,276	15,451	17,727	6,667	1990	5-40 yrs.
5525 Gray Street	Office		4,054	—	406	28,339	4,460	28,339	32,799	12,783	2005	5-40 yrs.
Highwoods Preserve Building V	Office		881	—	—	22,651	881	22,651	23,532	10,465	2001	5-40 yrs.
Highwoods Bay Center I	Office		3,565	—	(64)	37,682	3,501	37,682	41,183	11,112	2007	5-40 yrs.
HIW Bay Center II - Land	Office		3,482	—	—	—	3,482	—	3,482	—	N/A	N/A
Highwoods Preserve Building VII	Office		790	—	—	12,498	790	12,498	13,288	3,994	2007	5-40 yrs.
HIW Preserve VII Garage	Office		—	—	—	6,818	—	6,818	6,818	2,193	2007	5-40 yrs.
Horizon	Office		—	6,257	—	3,833	—	10,090	10,090	5,115	1980	5-40 yrs.

HIGHWOODS PROPERTIES, INC. HIGHWOODS REALTY LIMITED PARTNERSHIP SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

			Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Property Type	2019 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets (1)	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
LakePointe One	Office		2,106	89	—	41,019	2,106	41,108	43,214	22,270	1986	5-40 yrs.
LakePointe Two	Office		2,000	15,848	672	15,376	2,672	31,224	33,896	15,604	1999	5-40 yrs.
Lakeside	Office		—	7,369	—	7,168	—	14,537	14,537	6,731	1978	5-40 yrs.
Lakeside/Parkside Garage	Office		—	—	—	5,636	—	5,636	5,636	2,213	2004	5-40 yrs.
One Harbour Place	Office		2,016	25,252	—	14,672	2,016	39,924	41,940	16,623	1985	5-40 yrs.
Parkside	Office		—	9,407	—	1,805	—	11,212	11,212	5,680	1979	5-40 yrs.
Pavilion	Office		—	16,394	—	5,673	—	22,067	22,067	11,582	1982	5-40 yrs.
Pavilion Parking Garage	Office		—	—	—	5,790	—	5,790	5,790	2,884	1999	5-40 yrs.
Spectrum	Office		1,454	14,502	—	3,197	1,454	17,699	19,153	9,374	1984	5-40 yrs.
Tower Place	Office		3,218	19,898	—	5,297	3,218	25,195	28,413	13,533	1988	5-40 yrs.
Westshore Square	Office		1,126	5,186	—	1,532	1,126	6,718	7,844	3,403	1976	5-40 yrs.
Independence Park - Land	Office		4,943	—	5,027	2,227	9,970	2,227	12,197	158	N/A	5-40 yrs.
Independence One	Office		2,531	4,526	—	5,651	2,531	10,177	12,708	4,497	1983	5-40 yrs.
Meridian One	Office		1,849	22,363	—	3,462	1,849	25,825	27,674	5,716	1984	5-40 yrs.
Meridian Two	Office		1,302	19,588	—	4,483	1,302	24,071	25,373	5,377	1986	5-40 yrs.
5332 Avion Park	Office		—	—	6,310	32,444	6,310	32,444	38,754	3,099	2016	5-40 yrs.
Suntrust Financial Centre	Office		1,980	102,138	—	22,917	1,980	125,055	127,035	17,025	1992	5-40 yrs.
Suntrust Financial - Land	Office		2,225	—	—	—	2,225	—	2,225	—	N/A	N/A
			$613,041	$3,004,028	$6,032	$2,153,703	$619,073	$5,157,731	$5,776,804	$1,405,341
__________

(1)
The cost basis for income tax purposes of aggregate land and buildings and tenant improvements as of December 31, 2019 is $5.5 billion. This amount excludes approximately $370.8 million of cost basis attributable to a property held in a variable interest entity at December 31, 2019 to facilitate a potential 1031 exchange.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Raleigh, State of North Carolina, on February 4, 2020.

Highwoods Properties, Inc.
By:	/s/ Theodore J. Klinck
Theodore J. Klinck
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Carlos E. Evans	Chairman of the Board of Directors	February 4, 2020
Carlos E. Evans

/s/ Theodore J. Klinck	President, Chief Executive Officer and Director	February 4, 2020
Theodore J. Klinck

/s/ Charles A. Anderson	Director	February 4, 2020
Charles A. Anderson

/s/ Gene H. Anderson	Director	February 4, 2020
Gene H. Anderson

/s/ Thomas P. Anderson	Director	February 4, 2020
Thomas P. Anderson

/s/ David J. Hartzell	Director	February 4, 2020
David J. Hartzell

/s/ Sherry A. Kellett	Director	February 4, 2020
Sherry A. Kellett

/s/ Anne H. Lloyd	Director	February 4, 2020
Anne H. Lloyd

/s/ Mark F. Mulhern	Executive Vice President and Chief Financial Officer	February 4, 2020
Mark F. Mulhern

/s/ Daniel L. Clemmens	Vice President and Chief Accounting Officer	February 4, 2020
Daniel L. Clemmens

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Raleigh, State of North Carolina, on February 4, 2020.

Highwoods Realty Limited Partnership
By:	Highwoods Properties, Inc., its sole general partner
By:	/s/ Theodore J. Klinck
Theodore J. Klinck
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Carlos E. Evans	Chairman of the Board of Directors of the General Partner	February 4, 2020
Carlos E. Evans

/s/ Theodore J. Klinck	President, Chief Executive Officer and Director of the General Partner	February 4, 2020
Theodore J. Klinck

/s/ Charles A. Anderson	Director of the General Partner	February 4, 2020
Charles A. Anderson

/s/ Gene H. Anderson	Director of the General Partner	February 4, 2020
Gene H. Anderson

/s/ Thomas P. Anderson	Director of the General Partner	February 4, 2020
Thomas P. Anderson

/s/ David J. Hartzell	Director of the General Partner	February 4, 2020
David J. Hartzell

/s/ Sherry A. Kellett	Director of the General Partner	February 4, 2020
Sherry A. Kellett

/s/ Anne H. Lloyd	Director of the General Partner	February 4, 2020
Anne H. Lloyd

/s/ Mark F. Mulhern	Executive Vice President and Chief Financial Officer of the General Partner	February 4, 2020
Mark F. Mulhern

/s/ Daniel L. Clemmens	Vice President and Chief Accounting Officer of the General Partner	February 4, 2020
Daniel L. Clemmens