Form 10-Q
period 2020-03-31
HIGHWOODS PROPERTIES, INC.; HIGHWOODS REALTY LTD PARTNERSHIP
filed 2020-04-28
CIK 921082, 941713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from [ ] to [ ]
HIGHWOODS PROPERTIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	001-13100	56-1871668
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

HIGHWOODS REALTY LIMITED PARTNERSHIP
(Exact name of registrant as specified in its charter)

North Carolina	000-21731	56-1869557
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of ‘large accelerated filer,’ ‘accelerated filer,’ ‘smaller reporting company,’ and ‘emerging growth company’ in Rule 12b-2 of the Exchange Act.
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

The Company had 103,885,918 shares of Common Stock outstanding as of April 21, 2020.

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

Certain information contained herein is presented as of April 21, 2020, the latest practicable date for financial information prior to the filing of this Quarterly Report.

This report combines the Quarterly Reports on Form 10-Q for the period ended March 31, 2020 of the Company and the Operating Partnership. We believe combining the quarterly reports into this single report results in the following benefits:

•	combined reports better reflect how management and investors view the business as a single operating unit;

•	combined reports enhance investors’ understanding of the Company and the Operating Partnership by enabling them to view the business as a whole and in the same manner as management;

•	combined reports are more efficient for the Company and the Operating Partnership and result in savings in time, effort and expense; and

•	combined reports are more efficient for investors by reducing duplicative disclosure and providing a single document for their review.

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

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2020

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HIGHWOODS PROPERTIES, INC.
Consolidated Balance Sheets
(Unaudited and in thousands, except share and per share data)

	March 31, 2020	December 31, 2019
Assets:
Real estate assets, at cost:
Land	$482,658	$515,095
Buildings and tenant improvements	4,959,136	5,128,150
Development in-process	184,400	172,706
Land held for development	128,984	99,163
	5,755,178	5,915,114
Less-accumulated depreciation	(1,337,174)	(1,388,566)
Net real estate assets	4,418,004	4,526,548
Real estate and other assets, net, held for sale	2,726	20,790
Cash and cash equivalents	12,696	9,505
Restricted cash	111,393	5,237
Accounts receivable	26,326	23,370
Mortgages and notes receivable	1,489	1,501
Accrued straight-line rents receivable	239,669	234,652
Investments in and advances to unconsolidated affiliates	26,286	26,298
Deferred leasing costs, net of accumulated amortization of $146,438 and $146,125, respectively	225,258	231,347
Prepaid expenses and other assets, net of accumulated depreciation of $19,909 and $20,017, respectively	66,862	58,996
Total Assets	$5,130,709	$5,138,244
Liabilities, Noncontrolling Interests in the Operating Partnership and Equity:
Mortgages and notes payable, net	$2,410,189	$2,543,710
Accounts payable, accrued expenses and other liabilities	264,986	286,911
Total Liabilities	2,675,175	2,830,621
Commitments and contingencies
Noncontrolling interests in the Operating Partnership	100,674	133,216
Equity:
Preferred Stock, $.01 par value, 50,000,000 authorized shares;
8.625% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 28,856 and 28,859 shares issued and outstanding, respectively	28,856	28,859
Common Stock, $.01 par value, 200,000,000 authorized shares;
103,885,918 and 103,756,046 shares issued and outstanding, respectively	1,039	1,038
Additional paid-in capital	3,000,614	2,954,779
Distributions in excess of net income available for common stockholders	(696,070)	(831,808)
Accumulated other comprehensive loss	(1,676)	(471)
Total Stockholders’ Equity	2,332,763	2,152,397
Noncontrolling interests in consolidated affiliates	22,097	22,010
Total Equity	2,354,860	2,174,407
Total Liabilities, Noncontrolling Interests in the Operating Partnership and Equity	$5,130,709	$5,138,244

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Income
(Unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Rental and other revenues	$192,800	$172,363
Operating expenses:
Rental property and other expenses	62,202	60,551
Depreciation and amortization	61,150	69,204
General and administrative	10,930	12,381
Total operating expenses	134,282	142,136
Interest expense	21,277	18,739
Other income/(loss)	69	(3,766)
Gains on disposition of property	153,067	—
Equity in earnings of unconsolidated affiliates	963	664
Net income	191,340	8,386
Net (income) attributable to noncontrolling interests in the Operating Partnership	(4,960)	(193)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(285)	(316)
Dividends on Preferred Stock	(622)	(622)
Net income available for common stockholders	$185,473	$7,255
Earnings per Common Share – basic:
Net income available for common stockholders	$1.79	$0.07
Weighted average Common Shares outstanding – basic	103,813	103,600
Earnings per Common Share – diluted:
Net income available for common stockholders	$1.79	$0.07
Weighted average Common Shares outstanding – diluted	106,633	106,357

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended March 31,
	2020	2019
Comprehensive income:
Net income	$191,340	$8,386
Other comprehensive loss:
Unrealized losses on cash flow hedges	(1,133)	(1,904)
Amortization of cash flow hedges	(72)	(515)
Total other comprehensive loss	(1,205)	(2,419)
Total comprehensive income	190,135	5,967
Less-comprehensive (income) attributable to noncontrolling interests	(5,245)	(509)
Comprehensive income attributable to common stockholders	$184,890	$5,458

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Equity
(Unaudited and in thousands, except share amounts)

	Three Months Ended March 31, 2020
	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2019	103,756,046	$1,038	$28,859	$2,954,779	$(471)	$22,010	$(831,808)	$2,174,407
Issuances of Common Stock, net of issuance costs and tax withholdings	(13,266)	—	—	1,039	—	—	—	1,039
Dividends on Common Stock ($0.48 per share)		—	—	—	—	—	(49,735)	(49,735)
Dividends on Preferred Stock ($21.5625 per share)		—	—	—	—	—	(622)	(622)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	42,301	—	—	—	42,301
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(198)	—	(198)
Issuances of restricted stock	149,304	—	—	—	—	—	—	—
Redemptions/repurchases of Preferred Stock		—	(3)	—	—	—	—	(3)
Share-based compensation expense, net of forfeitures	(6,166)	1	—	2,495	—	—	—	2,496
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(4,960)	(4,960)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	285	(285)	—
Comprehensive income:
Net income		—	—	—	—	—	191,340	191,340
Other comprehensive loss		—	—	—	(1,205)	—	—	(1,205)
Total comprehensive income								190,135
Balance at March 31, 2020	103,885,918	$1,039	$28,856	$3,000,614	$(1,676)	$22,097	$(696,070)	$2,354,860

	Three Months Ended March 31, 2019
	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Income	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2018	103,557,065	$1,036	$28,877	$2,976,197	$9,913	$17,576	$(769,303)	$2,264,296
Issuances of Common Stock, net of issuance costs and tax withholdings	(33,377)	—	—	(1,128)	—	—	—	(1,128)
Conversions of Common Units to Common Stock	3,000	—	—	131	—	—	—	131
Dividends on Common Stock ($0.475 per share)		—	—	—	—	—	(49,175)	(49,175)
Dividends on Preferred Stock ($21.5625 per share)		—	—	—	—	—	(622)	(622)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	(23,254)	—	—	—	(23,254)
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(308)	—	(308)
Issuances of restricted stock	164,190	—	—	—	—	—	—	—
Redemptions/repurchases of Preferred Stock		—	(18)	—	—	—	—	(18)
Share-based compensation expense, net of forfeitures	(259)	1	—	4,571	—	—	—	4,572
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(193)	(193)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	316	(316)	—
Comprehensive income:
Net income		—	—	—	—	—	8,386	8,386
Other comprehensive loss		—	—	—	(2,419)	—	—	(2,419)
Total comprehensive income								5,967
Balance at March 31, 2019	103,690,619	$1,037	$28,859	$2,956,517	$7,494	$17,584	$(811,223)	$2,200,268

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Three Months Ended March 31,
	2020	2019
Operating activities:
Net income	$191,340	$8,386
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,150	69,204
Amortization of lease incentives and acquisition-related intangible assets and liabilities	(649)	1,689
Share-based compensation expense	2,496	4,572
Credit losses on operating lease receivables	1,249	7,315
Write-off of mortgages and notes receivable	—	4,087
Accrued interest on mortgages and notes receivable	(31)	(85)
Amortization of debt issuance costs	767	736
Amortization of cash flow hedges	(72)	(515)
Amortization of mortgages and notes payable fair value adjustments	426	385
Losses on debt extinguishment	—	375
Net gains on disposition of property	(153,067)	—
Equity in earnings of unconsolidated affiliates	(963)	(664)
Distributions of earnings from unconsolidated affiliates	341	609
Settlement of cash flow hedges	—	(5,144)
Changes in operating assets and liabilities:
Accounts receivable	824	(2,583)
Prepaid expenses and other assets	(8,745)	(6,953)
Accrued straight-line rents receivable	(10,888)	(6,903)
Accounts payable, accrued expenses and other liabilities	(20,564)	(11,798)
Net cash provided by operating activities	63,614	62,713
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	(55)	—
Investments in development in-process	(36,122)	(28,555)
Investments in tenant improvements and deferred leasing costs	(49,825)	(38,544)
Investments in building improvements	(15,254)	(12,517)
Net proceeds from disposition of real estate assets	331,761	—
Distributions of capital from unconsolidated affiliates	72	29
Investments in mortgages and notes receivable	(32)	—
Repayments of mortgages and notes receivable	75	74
Changes in other investing activities	477	(1,989)
Net cash provided by/(used in) investing activities	231,097	(81,502)
Financing activities:
Dividends on Common Stock	(49,735)	(49,175)
Redemptions/repurchases of Preferred Stock	(3)	(18)
Dividends on Preferred Stock	(622)	(622)
Distributions to noncontrolling interests in the Operating Partnership	(1,364)	(1,300)
Distributions to noncontrolling interests in consolidated affiliates	(198)	(308)
Proceeds from the issuance of Common Stock	2,343	652
Costs paid for the issuance of Common Stock	(180)	—
Repurchase of shares related to tax withholdings	(1,124)	(1,780)
Borrowings on revolving credit facility	110,000	98,300
Repayments of revolving credit facility	(244,000)	(145,300)
Borrowings on mortgages and notes payable	—	349,010
Repayments of mortgages and notes payable	(481)	(225,462)
Changes in debt issuance costs and other financing activities	—	(2,884)
Net cash provided by/(used in) financing activities	(185,364)	21,113
Net increase in cash and cash equivalents and restricted cash	$109,347	$2,324

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows – Continued
(Unaudited and in thousands)

	Three Months Ended March 31,
	2020	2019
Net increase in cash and cash equivalents and restricted cash	$109,347	$2,324
Cash and cash equivalents and restricted cash at beginning of the period	14,742	10,143
Cash and cash equivalents and restricted cash at end of the period	$124,089	$12,467

Reconciliation of cash and cash equivalents and restricted cash:

	Three Months Ended March 31,
	2020	2019
Cash and cash equivalents at end of the period	$12,696	$4,827
Restricted cash at end of the period	111,393	7,640
Cash and cash equivalents and restricted cash at end of the period	$124,089	$12,467

Supplemental disclosure of cash flow information:

	Three Months Ended March 31,
	2020	2019
Cash paid for interest, net of amounts capitalized	$25,321	$23,924

Supplemental disclosure of non-cash investing and financing activities:

	Three Months Ended March 31,
	2020	2019
Unrealized losses on cash flow hedges	$(1,133)	$(1,904)
Conversions of Common Units to Common Stock	—	131
Changes in accrued capital expenditures (1)	(4,789)	(119)
Write-off of fully depreciated real estate assets	12,033	23,880
Write-off of fully amortized leasing costs	5,842	12,671
Write-off of fully amortized debt issuance costs	—	828
Adjustment of noncontrolling interests in the Operating Partnership to fair value	(42,301)	23,254
Issuances of Common Units to acquire real estate assets	6,163	—
Initial recognition of lease liabilities related to right of use assets	—	35,349
__________

(1)	Accrued capital expenditures included in accounts payable, accrued expenses and other liabilities at March 31, 2020 and 2019 were $63.2 million and $62.2 million, respectively.

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Balance Sheets
(Unaudited and in thousands, except unit and per unit data)

	March 31, 2020	December 31, 2019
Assets:
Real estate assets, at cost:
Land	$482,658	$515,095
Buildings and tenant improvements	4,959,136	5,128,150
Development in-process	184,400	172,706
Land held for development	128,984	99,163
	5,755,178	5,915,114
Less-accumulated depreciation	(1,337,174)	(1,388,566)
Net real estate assets	4,418,004	4,526,548
Real estate and other assets, net, held for sale	2,726	20,790
Cash and cash equivalents	12,696	9,505
Restricted cash	111,393	5,237
Accounts receivable	26,326	23,370
Mortgages and notes receivable	1,489	1,501
Accrued straight-line rents receivable	239,669	234,652
Investments in and advances to unconsolidated affiliates	26,286	26,298
Deferred leasing costs, net of accumulated amortization of $146,438 and $146,125, respectively	225,258	231,347
Prepaid expenses and other assets, net of accumulated depreciation of $19,909 and $20,017, respectively	66,862	58,996
Total Assets	$5,130,709	$5,138,244
Liabilities, Redeemable Operating Partnership Units and Capital:
Mortgages and notes payable, net	$2,410,189	$2,543,710
Accounts payable, accrued expenses and other liabilities	264,986	286,911
Total Liabilities	2,675,175	2,830,621
Commitments and contingencies
Redeemable Operating Partnership Units:
Common Units, 2,842,295 and 2,723,703 outstanding, respectively	100,674	133,216
Series A Preferred Units (liquidation preference $1,000 per unit), 28,856 and 28,859 units issued and outstanding, respectively	28,856	28,859
Total Redeemable Operating Partnership Units	129,530	162,075
Capital:
Common Units:
General partner Common Units, 1,063,194 and 1,060,709 outstanding, respectively	23,055	21,240
Limited partner Common Units, 102,413,915 and 102,286,528 outstanding, respectively	2,282,528	2,102,769
Accumulated other comprehensive loss	(1,676)	(471)
Noncontrolling interests in consolidated affiliates	22,097	22,010
Total Capital	2,326,004	2,145,548
Total Liabilities, Redeemable Operating Partnership Units and Capital	$5,130,709	$5,138,244

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Income
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended March 31,
	2020	2019
Rental and other revenues	$192,800	$172,363
Operating expenses:
Rental property and other expenses	62,202	60,551
Depreciation and amortization	61,150	69,204
General and administrative	10,930	12,381
Total operating expenses	134,282	142,136
Interest expense	21,277	18,739
Other income/(loss)	69	(3,766)
Gains on disposition of property	153,067	—
Equity in earnings of unconsolidated affiliates	963	664
Net income	191,340	8,386
Net (income) attributable to noncontrolling interests in consolidated affiliates	(285)	(316)
Distributions on Preferred Units	(622)	(622)
Net income available for common unitholders	$190,433	$7,448
Earnings per Common Unit – basic:
Net income available for common unitholders	$1.79	$0.07
Weighted average Common Units outstanding – basic	106,199	105,928
Earnings per Common Unit – diluted:
Net income available for common unitholders	$1.79	$0.07
Weighted average Common Units outstanding – diluted	106,224	105,948

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended March 31,
	2020	2019
Comprehensive income:
Net income	$191,340	$8,386
Other comprehensive loss:
Unrealized losses on cash flow hedges	(1,133)	(1,904)
Amortization of cash flow hedges	(72)	(515)
Total other comprehensive loss	(1,205)	(2,419)
Total comprehensive income	190,135	5,967
Less-comprehensive (income) attributable to noncontrolling interests	(285)	(316)
Comprehensive income attributable to common unitholders	$189,850	$5,651

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Capital
(Unaudited and in thousands)

	Three Months Ended March 31, 2020
	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2019	$21,240	$2,102,769	$(471)	$22,010	$2,145,548
Issuances of Common Units, net of issuance costs and tax withholdings	72	7,130	—	—	7,202
Distributions on Common Units ($0.48 per unit)	(509)	(50,394)	—	—	(50,903)
Distributions on Preferred Units ($21.5625 per unit)	(6)	(616)	—	—	(622)
Share-based compensation expense, net of forfeitures	25	2,471	—	—	2,496
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(198)	(198)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	323	32,023	—	—	32,346
Net (income) attributable to noncontrolling interests in consolidated affiliates	(3)	(282)	—	285	—
Comprehensive income:
Net income	1,913	189,427	—	—	191,340
Other comprehensive loss	—	—	(1,205)	—	(1,205)
Total comprehensive income					190,135
Balance at March 31, 2020	$23,055	$2,282,528	$(1,676)	$22,097	$2,326,004

	Three Months Ended March 31, 2019
	Common Units		Accumulated Other Comprehensive Income	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2018	$22,078	$2,185,852	$9,913	$17,576	$2,235,419
Issuances of Common Units, net of issuance costs and tax withholdings	(11)	(1,117)	—	—	(1,128)
Distributions on Common Units ($0.475 per unit)	(503)	(49,778)	—	—	(50,281)
Distributions on Preferred Units ($21.5625 per unit)	(6)	(616)	—	—	(622)
Share-based compensation expense, net of forfeitures	46	4,526	—	—	4,572
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(308)	(308)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	(222)	(21,988)	—	—	(22,210)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(3)	(313)	—	316	—
Comprehensive income:
Net income	84	8,302	—	—	8,386
Other comprehensive loss	—	—	(2,419)	—	(2,419)
Total comprehensive income					5,967
Balance at March 31, 2019	$21,463	$2,124,868	$7,494	$17,584	$2,171,409

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Three Months Ended March 31,
	2020	2019
Operating activities:
Net income	$191,340	$8,386
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,150	69,204
Amortization of lease incentives and acquisition-related intangible assets and liabilities	(649)	1,689
Share-based compensation expense	2,496	4,572
Credit losses on operating lease receivables	1,249	7,315
Write-off of mortgages and notes receivable	—	4,087
Accrued interest on mortgages and notes receivable	(31)	(85)
Amortization of debt issuance costs	767	736
Amortization of cash flow hedges	(72)	(515)
Amortization of mortgages and notes payable fair value adjustments	426	385
Losses on debt extinguishment	—	375
Net gains on disposition of property	(153,067)	—
Equity in earnings of unconsolidated affiliates	(963)	(664)
Distributions of earnings from unconsolidated affiliates	341	609
Settlement of cash flow hedges	—	(5,144)
Changes in operating assets and liabilities:
Accounts receivable	824	(2,583)
Prepaid expenses and other assets	(8,745)	(6,953)
Accrued straight-line rents receivable	(10,888)	(6,903)
Accounts payable, accrued expenses and other liabilities	(20,564)	(11,798)
Net cash provided by operating activities	63,614	62,713
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	(55)	—
Investments in development in-process	(36,122)	(28,555)
Investments in tenant improvements and deferred leasing costs	(49,825)	(38,544)
Investments in building improvements	(15,254)	(12,517)
Net proceeds from disposition of real estate assets	331,761	—
Distributions of capital from unconsolidated affiliates	72	29
Investments in mortgages and notes receivable	(32)	—
Repayments of mortgages and notes receivable	75	74
Changes in other investing activities	477	(1,989)
Net cash provided by/(used in) investing activities	231,097	(81,502)
Financing activities:
Distributions on Common Units	(50,903)	(50,281)
Redemptions/repurchases of Preferred Units	(3)	(18)
Distributions on Preferred Units	(622)	(622)
Distributions to noncontrolling interests in consolidated affiliates	(198)	(308)
Proceeds from the issuance of Common Units	2,343	652
Costs paid for the issuance of Common Units	(180)	—
Repurchase of units related to tax withholdings	(1,124)	(1,780)
Borrowings on revolving credit facility	110,000	98,300
Repayments of revolving credit facility	(244,000)	(145,300)
Borrowings on mortgages and notes payable	—	349,010
Repayments of mortgages and notes payable	(481)	(225,462)
Changes in debt issuance costs and other financing activities	(196)	(3,078)
Net cash provided by/(used in) financing activities	(185,364)	21,113
Net increase in cash and cash equivalents and restricted cash	$109,347	$2,324

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows - Continued
(Unaudited and in thousands)

	Three Months Ended March 31,
	2020	2019
Net increase in cash and cash equivalents and restricted cash	$109,347	$2,324
Cash and cash equivalents and restricted cash at beginning of the period	14,742	10,143
Cash and cash equivalents and restricted cash at end of the period	$124,089	$12,467

Reconciliation of cash and cash equivalents and restricted cash:

	Three Months Ended March 31,
	2020	2019
Cash and cash equivalents at end of the period	$12,696	$4,827
Restricted cash at end of the period	111,393	7,640
Cash and cash equivalents and restricted cash at end of the period	$124,089	$12,467

Supplemental disclosure of cash flow information:

	Three Months Ended March 31,
	2020	2019
Cash paid for interest, net of amounts capitalized	$25,321	$23,924

Supplemental disclosure of non-cash investing and financing activities:

	Three Months Ended March 31,
	2020	2019
Unrealized losses on cash flow hedges	$(1,133)	$(1,904)
Changes in accrued capital expenditures (1)	(4,789)	(119)
Write-off of fully depreciated real estate assets	12,033	23,880
Write-off of fully amortized leasing costs	5,842	12,671
Write-off of fully amortized debt issuance costs	—	828
Adjustment of Redeemable Common Units to fair value	(38,705)	22,016
Issuances of Common Units to acquire real estate assets	6,163	—
Initial recognition of lease liabilities related to right of use assets	—	35,349
__________

(1)	Accrued capital expenditures included in accounts payable, accrued expenses and other liabilities at March 31, 2020 and 2019 were $63.2 million and $62.2 million, respectively.

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(tabular dollar amounts in thousands, except per share and per unit data)
(Unaudited)

1.    Description of Business and Significant Accounting Policies

Description of Business

Highwoods Properties, Inc. (the “Company”) is a fully integrated real estate investment trust (“REIT”) that provides leasing, management, development, construction and other customer-related services for its properties and for third parties. The Company conducts its activities through Highwoods Realty Limited Partnership (the “Operating Partnership”). At March 31, 2020, we owned or had an interest in 28.1 million rentable square feet of in-service properties, 1.2 million rentable square feet of office properties under development and approximately 250 acres of development land.

The Company is the sole general partner of the Operating Partnership. At March 31, 2020, the Company owned all of the Preferred Units and 103.5 million, or 97.3%, of the Common Units in the Operating Partnership. Limited partners owned the remaining 2.8 million Common Units. During the three months ended March 31, 2020, the Company issued 118,592 Common Units to acquire real estate assets.

Basis of Presentation

Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The Company’s Consolidated Financial Statements include the Operating Partnership, wholly owned subsidiaries and those entities in which the Company has the controlling interest. The Operating Partnership’s Consolidated Financial Statements include wholly owned subsidiaries and those entities in which the Operating Partnership has the controlling interest. We consolidate joint venture investments, such as interests in partnerships and limited liability companies, when we control the major operating and financial policies of the investment through majority ownership, in our capacity as a general partner or managing member or through some other contractual right. We also consolidate those entities deemed to be variable interest entities in which we are determined to be the primary beneficiary. At March 31, 2020, we have involvement with, and are the primary beneficiary in, an entity that we concluded to be a variable interest entity (see Note 3).

In addition, during 2019, we acquired a building using a special purpose entity owned by a qualified intermediary to facilitate a potential Section 1031 reverse exchange under the Internal Revenue Code. To realize the tax deferral available under the Section 1031 exchange, we must complete the Section 1031 exchange, and take title to the to-be-exchanged building within 180 days of the acquisition date. We have determined that this entity is a variable interest entity of which we are the primary beneficiary and therefore, we consolidate this entity. As of March 31, 2020, this variable interest entity had total assets, liabilities and cash flows of $438.9 million, $21.7 million and $4.8 million, respectively. We completed the exchange by acquiring 100% of the special purpose entity on April 1, 2020. The assets of the special purpose entity can be used only to settle obligations of the special purpose entity and its creditors have no recourse to our wholly owned assets.

All intercompany transactions and accounts have been eliminated.

The unaudited interim consolidated financial statements and accompanying unaudited consolidated financial information, in the opinion of management, contain all adjustments (including normal recurring accruals) necessary for a fair presentation of our financial position, results of operations and cash flows. We have condensed or omitted certain notes and other information from the interim Consolidated Financial Statements presented in this Quarterly Report as permitted by SEC rules and regulations. These Consolidated Financial Statements should be read in conjunction with our 2019 Annual Report on Form 10-K.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in our Consolidated Financial Statements and accompanying notes. Actual results could differ from those estimates.

Insurance

We are primarily self-insured for health care claims for participating employees. We have stop-loss coverage to limit our exposure to significant claims on a per claim and annual aggregate basis. We determine our liabilities for claims, including incurred but not reported losses, based on all relevant information, including actuarial estimates of claim liabilities. At March 31, 2020, a reserve of $0.6 million was recorded to cover estimated reported and unreported claims.

Recently Issued Accounting Standards

The Financial Accounting Standards Board (“FASB”) issued an accounting standards update (“ASU”) that changes certain disclosure requirements for fair value measurements. We adopted the ASU as of January 1, 2020 with no material effect on our Notes to Consolidated Financial Statements.

The FASB issued an ASU that provides temporary optional expedients and exceptions to the guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). Entities can elect not to apply certain modification accounting requirements to contracts affected by reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Entities can also elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met. The ASU can be applied from March 12, 2020 through December 31, 2022. We are in the process of evaluating this ASU; however, we currently expect to avail ourselves of such optional expedients and exceptions should our modified contracts meet the required criteria.

Due to the business disruptions and challenges severely affecting the global economy caused by the COVID-19 pandemic, lessors may provide rent deferrals and other lease concessions to lessees. In April 2020, the FASB staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. Under existing lease guidance, we would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows us, if certain criteria have been met, to bypass the lease by lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. We are in the process of evaluating the Lease Modification Q&A.

2.	Leases

We generally lease our office properties to lessees in exchange for fixed monthly payments that cover rent, property taxes, insurance and certain cost recoveries, primarily common area maintenance. Office properties owned by us that are under lease are primarily located in Atlanta, Charlotte, Nashville, Orlando, Pittsburgh, Raleigh, Richmond and Tampa and are leased to a wide variety of lessees across many industries. Our leases are operating leases and mostly range from three to 10 years. We recognized rental and other revenues related to operating lease payments of $189.6 million during the three months ended March 31, 2020, of which variable lease payments were $16.5 million.

3.    Consolidated Variable Interest Entity

We and The Bromley Companies formed a joint venture (the “Midtown One joint venture”) to construct Midtown One, a 150,000 square foot, multi-customer office building located in the mixed-use Midtown Tampa project in Tampa’s Westshore submarket. Midtown One has an anticipated total investment of $71.3 million. Construction of Midtown One began in the third quarter of 2019 with a scheduled completion date in the second quarter of 2021. At closing, we agreed to contribute cash of $20.0 million (which was fully funded as of March 31, 2020) in exchange for an 80.0% interest in the Midtown One joint venture and The Bromley Companies contributed land valued at $5.0 million in exchange for the remaining 20.0% interest. We also committed to provide a $46.3 million interest-only secured construction loan to the Midtown One joint venture that is scheduled to mature on the second anniversary of completion. The loan bears interest at LIBOR plus 250 basis points. As of March 31, 2020, $2.2 million under the loan has been funded.

We determined that we have a variable interest in the Midtown One joint venture primarily because the entity was designed to pass along interest rate risk, equity price risk and operation risk to us as both a debt and an equity holder and The Bromley Companies as an equity holder. The Midtown One joint venture was further determined to be a variable interest entity as it requires additional subordinated financial support in the form of a loan because the initial equity investment provided by us and The Bromley Companies is not sufficient to finance its planned investments and operations. We, as majority owner and managing member and through our control rights as set forth in the joint venture’s governance documents, were determined to be the primary beneficiary as we have both the power to direct the activities that most significantly affect the entity (primarily lease rates, property operations and capital expenditures) and significant economic exposure through our equity investment and loan commitment. As such, the Midtown One joint venture is consolidated and all intercompany transactions and accounts are eliminated. The following table sets forth the assets and liabilities of the Midtown One joint venture included on our Consolidated Balance Sheets:

March 31, 2020
Development in-process	$29,073
Accounts payable, accrued expenses and other liabilities	$1,669

The assets of the Midtown One joint venture can be used only to settle obligations of the joint venture and its creditors have no recourse to our wholly owned assets.

4.    Real Estate Assets

Acquisitions

During the first quarter of 2020, we acquired development land in Nashville for a purchase price of $6.2 million, which consisted of the issuance of 118,592 Common Units and capitalized acquisition costs.

Dispositions

During the first quarter of 2020, we sold 41 buildings and land in Greensboro and Memphis for an aggregate sale price of $338.4 million (before closing credits to buyer of $3.8 million) and recorded aggregate gains on disposition of property of $153.1 million.

5.    Intangible Assets and Below Market Lease Liabilities

The following table sets forth total intangible assets and acquisition-related below market lease liabilities, net of accumulated amortization:

	March 31, 2020	December 31, 2019
Assets:
Deferred leasing costs (including lease incentives and above market lease and in-place lease acquisition-related intangible assets)	$371,696	$377,472
Less accumulated amortization	(146,438)	(146,125)
	$225,258	$231,347
Liabilities (in accounts payable, accrued expenses and other liabilities):
Acquisition-related below market lease liabilities	$65,292	$65,971
Less accumulated amortization	(34,900)	(34,014)
	$30,392	$31,957

The following table sets forth amortization of intangible assets and below market lease liabilities:

	Three Months Ended March 31,
	2020	2019
Amortization of deferred leasing costs and acquisition-related intangible assets (in depreciation and amortization)	$8,798	$10,315
Amortization of lease incentives (in rental and other revenues)	$490	$2,848
Amortization of acquisition-related intangible assets (in rental and other revenues)	$288	$357
Amortization of acquisition-related intangible assets (in rental property and other expenses)	$139	$137
Amortization of acquisition-related below market lease liabilities (in rental and other revenues)	$(1,566)	$(1,653)

The following table sets forth scheduled future amortization of intangible assets and below market lease liabilities:

	Amortization of Deferred Leasing Costs and Acquisition-Related Intangible Assets (in Depreciation and Amortization)	Amortization of Lease Incentives (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental Property and Other Expenses)	Amortization of Acquisition-Related Below Market Lease Liabilities (in Rental and Other Revenues)
April 1 through December 31, 2020	$28,126	$1,231	$807	$371	$(4,391)
2021	33,372	1,386	777	—	(5,013)
2022	29,147	1,176	608	—	(3,982)
2023	25,709	1,094	454	—	(3,607)
2024	22,696	952	380	—	(2,939)
Thereafter	70,546	4,253	2,173	—	(10,460)
	$209,596	$10,092	$5,199	$371	$(30,392)
Weighted average remaining amortization periods as of March 31, 2020 (in years)	8.4	9.2	9.4	0.7	8.7

6.    Mortgages and Notes Payable

The following table sets forth our mortgages and notes payable:

	March 31, 2020	December 31, 2019
Secured indebtedness	$94,822	$95,303
Unsecured indebtedness	2,327,851	2,461,425
Less-unamortized debt issuance costs	(12,484)	(13,018)
Total mortgages and notes payable, net	$2,410,189	$2,543,710

At March 31, 2020, our secured mortgage loan was collateralized by real estate assets with an undepreciated book value of $147.2 million.

Our $600.0 million unsecured revolving credit facility is scheduled to mature in January 2022 and includes an accordion feature that allows for an additional $400.0 million of borrowing capacity subject to additional lender commitments. Assuming no defaults have occurred, we have an option to extend the maturity for two additional six-month periods. The interest rate at our current credit ratings is LIBOR plus 100 basis points and the annual facility fee is 20 basis points. There was $87.0 million outstanding under our revolving credit facility at March 31, 2020. There were no amounts outstanding under our revolving credit facility at April 21, 2020. At both March 31, 2020 and April 21, 2020, we had $0.1 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at March 31, 2020 and April 21, 2020 was $512.9 million and $599.9 million, respectively.

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

Amounts reported in accumulated other comprehensive income/(loss) related to derivatives will be reclassified to interest expense as interest payments are made on our debt. During the period from April 1, 2020 through March 31, 2021, we estimate that $0.4 million will be reclassified as a net increase to interest expense.

The following table sets forth the fair value of our derivatives:

	March 31, 2020	December 31, 2019
Derivatives:
Derivatives designated as cash flow hedges in accounts payable, accrued expenses and other liabilities:
Interest rate swaps	$1,284	$154

The following table sets forth the effect of our cash flow hedges on accumulated other comprehensive income/(loss) and interest expense:

	Three Months Ended March 31,
	2020	2019
Derivatives Designated as Cash Flow Hedges:
Amount of unrealized losses recognized in accumulated other comprehensive income/(loss) on derivatives:
Interest rate swaps	$(1,133)	$(1,904)
Amount of gains reclassified out of accumulated other comprehensive income/(loss) into interest expense:
Interest rate swaps	$(72)	$(515)

8.	Noncontrolling Interests

Noncontrolling Interests in Consolidated Affiliates

At March 31, 2020, our noncontrolling interests in consolidated affiliates relate to our joint venture partners’ 50.0% interest in office properties in Richmond and 20.0% interest in an office development property in Tampa. Our joint venture partners are unrelated third parties.

Noncontrolling Interests in the Operating Partnership

The following table sets forth the Company’s noncontrolling interests in the Operating Partnership:

	Three Months Ended March 31,
	2020	2019
Beginning noncontrolling interests in the Operating Partnership	$133,216	$105,960
Adjustment of noncontrolling interests in the Operating Partnership to fair value	(42,301)	23,254
Issuances of Common Units	6,163	—
Conversions of Common Units to Common Stock	—	(131)
Net income attributable to noncontrolling interests in the Operating Partnership	4,960	193
Distributions to noncontrolling interests in the Operating Partnership	(1,364)	(1,300)
Total noncontrolling interests in the Operating Partnership	$100,674	$127,976

The following table sets forth net income available for common stockholders and transfers from the Company’s noncontrolling interests in the Operating Partnership:

	Three Months Ended March 31,
	2020	2019
Net income available for common stockholders	$185,473	$7,255
Increase in additional paid in capital from conversions of Common Units to Common Stock	—	131
Issuances of Common Units	(6,163)	—
Change from net income available for common stockholders and transfers from noncontrolling interests	$179,310	$7,386

9.	Disclosure About Fair Value of Financial Instruments

The following summarizes the levels of inputs that we use to measure fair value.

Level 1.  Quoted prices in active markets for identical assets or liabilities.

Our Level 1 asset is our investment in marketable securities that we use to pay benefits under our non-qualified deferred compensation plan. Our Level 1 liability is our non-qualified deferred compensation obligation. The Company’s Level 1 noncontrolling interests in the Operating Partnership relate to the ownership of Common Units by various individuals and entities other than the Company.

Level 2. Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

Our Level 2 assets include the fair value of our mortgages and notes receivable. Our Level 2 liabilities include the fair value of our mortgages and notes payable and interest rate swaps.

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

Our Level 3 assets include any real estate assets recorded at fair value on a non-recurring basis as a result of our quarterly impairment analysis, which are valued using unobservable local and national industry market data such as comparable sales, appraisals, brokers’ opinions of value and/or the terms of definitive sales contracts. Significant increases or decreases in any valuation inputs in isolation would result in a significantly lower or higher fair value measurement.

The following table sets forth our assets and liabilities and the Company’s noncontrolling interests in the Operating Partnership that are measured or disclosed at fair value within the fair value hierarchy:

		Level 1	Level 2
	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs
Fair Value at March 31, 2020:
Assets:
Mortgages and notes receivable, at fair value (1)	$1,489	$—	$1,489
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	1,759	1,759	—
Total Assets	$3,248	$1,759	$1,489
Noncontrolling Interests in the Operating Partnership	$100,674	$100,674	$—
Liabilities:
Mortgages and notes payable, net, at fair value (1)	$2,384,563	$—	$2,384,563
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	1,284	—	1,284
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	1,759	1,759	—
Total Liabilities	$2,387,606	$1,759	$2,385,847

Fair Value at December 31, 2019:
Assets:
Mortgages and notes receivable, at fair value (1)	$1,501	$—	$1,501
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	2,345	2,345	—
Total Assets	$3,846	$2,345	$1,501
Noncontrolling Interests in the Operating Partnership	$133,216	$133,216	$—
Liabilities:
Mortgages and notes payable, net, at fair value (1)	$2,615,776	$—	$2,615,776
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	154	—	154
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	2,345	2,345	—
Total Liabilities	$2,618,275	$2,345	$2,615,930

__________
(1)    Amounts are not recorded at fair value on our Consolidated Balance Sheets at March 31, 2020 and December 31, 2019.

10.	Share-Based Payments

During the three months ended March 31, 2020, the Company granted 83,116 shares of time-based restricted stock and 66,188 shares of total return-based restricted stock with weighted average grant date fair values per share of $44.88 and $38.31, respectively. We recorded share-based compensation expense of $2.5 million and $4.6 million during the three months ended March 31, 2020 and 2019, respectively. At March 31, 2020, there was $8.9 million of total unrecognized share-based compensation costs, which will be recognized over a weighted average remaining contractual term of 2.4 years.

11.	Accumulated Other Comprehensive Income/(Loss)

The following table sets forth the components of accumulated other comprehensive income/(loss):

	Three Months Ended March 31,
	2020	2019
Cash flow hedges:
Beginning balance	$(471)	$9,913
Unrealized losses on cash flow hedges	(1,133)	(1,904)
Amortization of cash flow hedges (1)	(72)	(515)
Total accumulated other comprehensive income/(loss)	$(1,676)	$7,494
__________
(1)    Amounts reclassified out of accumulated other comprehensive income/(loss) into interest expense.

12.	Real Estate and Other Assets Held For Sale
The following table sets forth the assets held for sale at March 31, 2020 and December 31, 2019, which are considered non-core:

	March 31, 2020	December 31, 2019
Assets:
Land	$—	$4,815
Buildings and tenant improvements	—	29,581
Land held for development	2,726	—
Less-accumulated depreciation	—	(16,775)
Net real estate assets	2,726	17,621
Accrued straight-line rents receivable	—	2,073
Deferred leasing costs, net	—	1,096
Real estate and other assets, net, held for sale	$2,726	$20,790

13.	Earnings Per Share and Per Unit

The following table sets forth the computation of basic and diluted earnings per share of the Company:

	Three Months Ended March 31,
	2020	2019
Earnings per Common Share - basic:
Numerator:
Net income	$191,340	$8,386
Net (income) attributable to noncontrolling interests in the Operating Partnership	(4,960)	(193)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(285)	(316)
Dividends on Preferred Stock	(622)	(622)
Net income available for common stockholders	$185,473	$7,255
Denominator:
Denominator for basic earnings per Common Share – weighted average shares (1)	103,813	103,600
Net income available for common stockholders	$1.79	$0.07
Earnings per Common Share - diluted:
Numerator:
Net income	$191,340	$8,386
Net (income) attributable to noncontrolling interests in consolidated affiliates	(285)	(316)
Dividends on Preferred Stock	(622)	(622)
Net income available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	$190,433	$7,448
Denominator:
Denominator for basic earnings per Common Share – weighted average shares (1)	103,813	103,600
Add:
Stock options using the treasury method	25	20
Noncontrolling interests Common Units	2,795	2,737
Denominator for diluted earnings per Common Share – adjusted weighted average shares and assumed conversions	106,633	106,357
Net income available for common stockholders	$1.79	$0.07
__________

(1)	Includes all unvested restricted stock where dividends on such restricted stock are non-forfeitable.

The following table sets forth the computation of basic and diluted earnings per unit of the Operating Partnership:

	Three Months Ended March 31,
	2020	2019
Earnings per Common Unit - basic:
Numerator:
Net income	$191,340	$8,386
Net (income) attributable to noncontrolling interests in consolidated affiliates	(285)	(316)
Distributions on Preferred Units	(622)	(622)
Net income available for common unitholders	$190,433	$7,448
Denominator:
Denominator for basic earnings per Common Unit – weighted average units (1)	106,199	105,928
Net income available for common unitholders	$1.79	$0.07
Earnings per Common Unit - diluted:
Numerator:
Net income	$191,340	$8,386
Net (income) attributable to noncontrolling interests in consolidated affiliates	(285)	(316)
Distributions on Preferred Units	(622)	(622)
Net income available for common unitholders	$190,433	$7,448
Denominator:
Denominator for basic earnings per Common Unit – weighted average units (1)	106,199	105,928
Add:
Stock options using the treasury method	25	20
Denominator for diluted earnings per Common Unit – adjusted weighted average units and assumed conversions	106,224	105,948
Net income available for common unitholders	$1.79	$0.07
__________

(1)	Includes all unvested restricted stock where distributions on such restricted stock are non-forfeitable.

14.	Segment Information

The following tables summarize the rental and other revenues and net operating income, the primary industry property-level performance metric used by our chief operating decision maker and which is defined as rental and other revenues less rental property and other expenses, for each of our reportable segments.

	Three Months Ended March 31,
	2020	2019
Rental and Other Revenues:
Office:
Atlanta	$37,959	$36,303
Charlotte	8,933	—
Greensboro	4,729	5,481
Memphis	7,647	9,757
Nashville	34,497	31,399
Orlando	13,022	13,932
Pittsburgh	14,948	15,315
Raleigh	32,553	29,097
Richmond	12,260	12,286
Tampa	25,244	15,571
Total Office Segment	191,792	169,141
Other	1,008	3,222
Total Rental and Other Revenues	$192,800	$172,363

Net Operating Income:
Office:
Atlanta	$25,183	$23,423
Charlotte	7,202	—
Greensboro	2,915	3,507
Memphis	4,387	6,022
Nashville	24,753	22,318
Orlando	8,005	8,556
Pittsburgh	8,670	9,134
Raleigh	23,636	20,859
Richmond	8,691	8,552
Tampa	16,533	7,085
Total Office Segment	129,975	109,456
Other	623	2,356
Total Net Operating Income	130,598	111,812
Reconciliation to net income:
Depreciation and amortization	(61,150)	(69,204)
General and administrative expenses	(10,930)	(12,381)
Interest expense	(21,277)	(18,739)
Other income/(loss)	69	(3,766)
Gains on disposition of property	153,067	—
Equity in earnings of unconsolidated affiliates	963	664
Net income	$191,340	$8,386

15.	Contingencies

During the first quarter and subsequently, efforts to slow the spread of the COVID-19 virus have had a significant impact on the U.S. economy. We continue to follow the policies described in Notes 1 and 2 to our Consolidated Financial Statements contained in our 2019 Annual Report on Form 10-K, including those related to impairments of real estate assets and investments in unconsolidated affiliates, leases and estimates of credit losses on operating lease receivables. While the results of our current analyses did not result in any material adjustments to amounts as of and during the three months ended March 31, 2020, circumstances related to the COVID-19 pandemic may result in recording impairments, lease modifications and credit losses in future periods.

16.	Subsequent Events

On April 10, 2020, we sold land in Atlanta for a sale price of $2.8 million and expect to record a loss on disposition of property of $0.1 million.

On April 16, 2020, we acquired development land in Raleigh for a purchase price, including capitalized acquisition costs, of $2.3 million.

On April 28, 2020, the Company declared a cash dividend of $0.48 per share of Common Stock, which is payable on June 8, 2020 to stockholders of record as of May 18, 2020.

See also Note 15 for information regarding the potential impact of the COVID-19 pandemic in future periods. The COVID-19 pandemic could materially and adversely impact or disrupt our financial condition, results of operations, cash flows and performance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a fully integrated office real estate investment trust (“REIT”) that owns, develops, acquires, leases and manages properties primarily in the best business districts (BBDs) of Atlanta, Charlotte, Nashville, Orlando, Pittsburgh, Raleigh, Richmond and Tampa. The Company conducts its activities through the Operating Partnership. The Operating Partnership is managed by the Company, its sole general partner. Additional information about us can be found on our website at www.highwoods.com. Information on our website is not part of this Quarterly Report.

You should read the following discussion and analysis in conjunction with the accompanying Consolidated Financial Statements and related notes contained elsewhere in this Quarterly Report.

Disclosure Regarding Forward-Looking Statements

Some of the information in this Quarterly Report may contain forward-looking statements. Such statements include, in particular, statements about our plans, strategies and prospects under this section. You can identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions or expectations will be achieved. When considering such forward-looking statements, you should keep in mind important factors that could cause our actual results to differ materially from those contained in any forward-looking statement. Currently, one of the most significant factors that could cause actual outcomes to differ materially from our forward-looking statements is the potential adverse effect of the COVID-19 pandemic, and federal, state, and/or local regulatory guidelines to control it, on our financial condition, operating results and cash flows, our customers, the real estate market in which we operate, the global economy and the financial markets. The extent to which the COVID-19 pandemic impacts us and our customers will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the direct and indirect economic effects of the pandemic and containment measures, and potential changes in customer behavior, among others. Additional factors, many of which may be influenced by the COVID-19 pandemic, that could cause actual outcomes or results to differ materially from those indicated in these statements include:

•	the financial condition of our customers could deteriorate or further worsen;

•	our assumptions regarding potential losses related to customer financial difficulties due to the COVID-19 pandemic could prove incorrect;

•	counterparties under our debt instruments, particularly our revolving credit facility, may attempt to avoid their obligations thereunder, which, if successful, would reduce our available liquidity;

•	we may not be able to lease or re-lease second generation space, defined as previously occupied space that becomes available for lease, quickly or on as favorable terms as old leases;

•	we may not be able to lease newly constructed buildings as quickly or on as favorable terms as originally anticipated;

•	we may not be able to complete development, acquisition, reinvestment, disposition or joint venture projects as quickly or on as favorable terms as anticipated;

•	development activity in our existing markets could result in an excessive supply relative to customer demand;

•	our markets may suffer declines in economic and/or office employment growth;

•	unanticipated increases in interest rates could increase our debt service costs;

•	unanticipated increases in operating expenses could negatively impact our operating results;

•
we may not be able to meet our liquidity requirements or obtain capital on favorable terms to fund our working capital needs and growth initiatives or repay or refinance outstanding debt upon maturity; and

•	the Company could lose key executive officers.

This list of risks and uncertainties, however, is not intended to be exhaustive. You should also review the other cautionary statements we make in “Business – Risk Factors” set forth in our 2019 Annual Report on Form 10-K and “Item 1A. Risk Factors” contained herein. Given these uncertainties, you should not place undue reliance on forward-looking statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements to reflect any future events or circumstances or to reflect the occurrence of unanticipated events.

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

COVID-19

The unprecedented nationwide efforts to slow the spread of the COVID-19 virus have obviously had a significant impact on the U.S. economy. Most importantly, our hearts go out to the many who have suffered from this virus.

It is still too early to predict how deep and how long it will take for U.S. businesses to recover from the severe dislocations caused by the effective shutdown of large segments of our economy. While the COVID-19 pandemic did not have a meaningful impact on our first quarter of 2020 financial results, we believe it is likely our financial results for the remainder of 2020 will be adversely impacted by the COVID-19 pandemic. Given the fluidity of the pandemic and its uncertain impact on economic activity, losses related to customer financial difficulties are difficult to predict.

This outlook reflects management’s view of current and future market conditions, including assumptions such as potential losses related to customer financial difficulties and asset usage due to the COVID-19 pandemic, rental rates, occupancy levels, operating and general and administrative expenses, weighted average diluted shares outstanding and interest rates. Factors that could cause actual results to differ materially from our current expectations are set forth under “Disclosure Regarding Forward-Looking Statements.”

First, while all buildings and parking facilities have remained open for business, the usage of our assets in March and April of 2020 was significantly lower than normal due to the COVID-19 pandemic. As a result, parking and parking-related revenues were lower than normal during this period. In addition, our operating expenses, net of expense recoveries, were lower during this period due to reduced electricity, janitorial and other variable expenses. Until usage returns to normal, we expect that reduced usage will continue to result in reduced parking revenues, which will be only partially offset by reduced operating expenses. Usage of our assets for the remainder of 2020, however, depends on the duration of the COVID-19 pandemic, which is difficult to estimate.

Second, given the COVID-19 pandemic, we have been experiencing and expect to continue to experience slower than originally anticipated speculative new leasing, which we expect will be partially offset by higher renewal activity. This would reduce our anticipated rental revenues. Because construction activities have generally been classified as essential activities throughout our markets during the COVID-19 pandemic, we do not currently expect meaningful delays in customers taking occupancy under recently-signed leases.

Third, we assume we will incur losses due to customers that default on their leases, file bankruptcy and/or otherwise experience significant financial difficulty as a result of the COVID-19 pandemic (including $0.6 million recorded in the first quarter of 2020), consisting of credit losses of straight-line rent receivables and lower rent payments. Given the fluidity of the pandemic and its uncertain impact on economic activity, we cannot estimate such losses during the remainder of 2020. Generally, in cases where an otherwise viable, creditworthy customer has been able to demonstrate disruption due to the complete or partial shutdown of its business operations, we have agreed and/or may agree to defer, but not abate, the payment of rent for a limited period of time.

In other cases, we have agreed and/or may agree to abate rent for a limited period of time as consideration for a lease term extension. The extent of any losses will depend on whether or not the collectability of future rents from customers experiencing financial difficulty is deemed to be probable under GAAP. We are hopeful that customers experiencing financial difficulty will be eligible for government assistance, such as the Small Business Administration (“SBA”) paycheck protection program under the Coronavirus Aid, Relief and Economic Security Act that offers forgivable loans that can be partially used for rent obligations. Through April 21, 2020, we have collected 95% of our contractually required rents for the month of April and are not currently aware of any customer-specific facts or circumstances that indicate a likelihood of any material losses at this point during the second quarter of 2020.

For a discussion of the impact of the COVID-19 pandemic on our liquidity and balance sheet, see “Liquidity and Capital Resources” below.

We currently have 398 full-time employees, down from 431 at December 31, 2019 due to the closure of our Greensboro and Memphis offices during the first quarter of 2020 upon completion of the first phase of our market rotation plan. The few employees and dependents who tested positive for COVID-19 have fully recovered.

We have actively encouraged and supported employees who can work from home to do so. Employees who cannot work from home, such as maintenance and HVAC technicians, have collaborated with each other and our respective local leadership teams regarding local solutions to handle essential property-related tasks. Since COVID-19 was declared a global pandemic by the World Health Organization, we have provided paid sick and family leave to all employees who have exhibited or been exposed to a person who has exhibited COVID-19-type symptoms or have stayed at home to care for a family member, including parents with a minor child whose school has cancelled classes or transitioned to virtual teaching due to COVID-19.

Revenues

Our operating results depend heavily on successfully leasing and operating the office space in our portfolio. Economic growth and office employment levels in our core markets are important factors, among others, in predicting our future operating results.

The key components affecting our rental and other revenues are average occupancy, rental rates, cost recovery income, new developments placed in service, acquisitions and dispositions. Average occupancy generally increases during times of improving economic growth, as our ability to lease space outpaces vacancies that occur upon the expirations of existing leases. Average occupancy generally declines during times of slower or negative economic growth, when new vacancies tend to outpace our ability to lease space. Asset acquisitions, dispositions and new developments placed in service directly impact our rental revenues and could impact our average occupancy, depending upon the occupancy rate of the properties that are acquired, sold or placed in service. A further indicator of the predictability of future revenues is the expected lease expirations of our portfolio. As a result, in addition to seeking to increase our average occupancy by leasing current vacant space, we also concentrate our leasing efforts on renewing existing leases prior to expiration. For more information regarding our lease expirations, see “Properties - Lease Expirations” in our 2019 Annual Report on Form 10-K. Occupancy in our office portfolio decreased from 92.0% at December 31, 2019 to 90.9% at March 31, 2020. Without the fluidity of the COVID-19 pandemic and its uncertain impact on economic activity, we would expect average occupancy for our office portfolio to be 90% to 91% for the remainder of 2020. However, average occupancy will be lower, perhaps significantly lower, if the COVID-19 pandemic causes vacancies and move-outs due to customers that default on their leases, file bankruptcy and/or otherwise experience significant financial difficulty.

Whether or not our rental revenue tracks average occupancy proportionally depends upon whether GAAP rents under signed new and renewal leases are higher or lower than the GAAP rents under expiring leases. Annualized rental revenues from second generation leases expiring during any particular year are typically less than 15% of our total annual rental revenues. The following table sets forth information regarding second generation office leases signed during the first quarter of 2020 (we define second generation office leases as leases with new customers and renewals of existing customers in office space that has been previously occupied under our ownership and leases with respect to vacant space in acquired buildings):

	New	Renewal	All Office
Leased space (in rentable square feet)	174,685	718,127	892,812
Average term (in years - rentable square foot weighted)	5.3	3.9	4.2
Base rents (per rentable square foot) (1)	$33.77	$26.55	$27.96
Rent concessions (per rentable square foot) (1)	(0.58)	(0.90)	(0.84)
GAAP rents (per rentable square foot) (1)	$33.19	$25.65	$27.12
Tenant improvements (per rentable square foot) (1)	$5.17	$1.33	$2.08
Leasing commissions (per rentable square foot) (1)	$1.41	$0.66	$0.81
__________

(1)	Weighted average per rentable square foot on an annual basis over the lease term.

Annual combined GAAP rents for new and renewal leases signed in the first quarter were $27.12 per rentable square foot, 13.6% higher compared to previous leases in the same office spaces.

We strive to maintain a diverse, stable and creditworthy customer base. We have an internal guideline whereby customers that account for more than 3% of our revenues are periodically reviewed with the Company’s Board of Directors. As of March 31, 2020, no customer accounted for more than 3% of our cash revenues other than the Federal Government and Bank of America, which accounted for 4.9% and 3.7%, respectively, of our cash revenues on an annualized basis. Upon stabilization of the MetLife III development project in Raleigh, it is expected that MetLife will account for approximately 3.3% of our revenues based on annualized cash revenues for March 2020.

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

Net Operating Income

Whether or not we record increasing net operating income (“NOI”) in our same property portfolio typically depends upon our ability to garner higher rental revenues, whether from higher average occupancy, higher GAAP rents per rentable square foot or higher cost recovery income, that exceed any corresponding growth in operating expenses. Same property NOI was $12.1 million, or 11.9%, higher in the first quarter of 2020 as compared to 2019 due to an increase in same property revenues of $13.2 million offset by an increase of $1.1 million in same property expenses. Same property revenues were higher primarily due to higher average GAAP rents per rentable square foot, higher cost recovery income, higher parking income and no credit losses and write-offs associated with Laser Spine Institute. See “Results of Operations - Three Months Ended March 31, 2020 and 2019 - Laser Spine Institute.” Without the fluidity of the COVID-19 pandemic and its uncertain impact on economic activity, we would expect same property NOI to be higher for the remainder of 2020 as compared to 2019 as higher rental revenues, mostly because higher average GAAP rents per rentable square foot would be expected to more than offset an anticipated increase in same property operating expenses, particularly higher property taxes. However, same property NOI will be negatively impacted if the COVID-19 pandemic causes losses related to customer difficulties or slower than originally anticipated speculative new leasing. As a result, we cannot estimate whether same property NOI for the remainder of 2020 will be higher or lower as compared to 2019.

In addition to the effect of same property NOI, whether or not NOI increases typically depends upon whether the NOI from our acquired properties and development properties placed in service exceeds the NOI from property dispositions. NOI was $18.8 million, or 16.8%, higher in the first quarter of 2020 as compared to 2019 due to the increase in same property NOI, acquisitions and development properties placed in service, partly offset by NOI lost from property dispositions. We expect NOI to be lower for the remainder of 2020 as compared to 2019 due to NOI lost from property dispositions, partly offset by acquisitions, development properties placed in service and higher same property NOI. Like with same property NOI, NOI will be further negatively impacted if the COVID-19 pandemic causes losses related to customer difficulties or slower than originally anticipated speculative new leasing.

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

For a discussion regarding dividends and distributions, see “Liquidity and Capital Resources - Dividends and Distributions.”

Liquidity and Capital Resources

We continue to maintain a conservative and flexible balance sheet. We believe we have ample liquidity. As of April 21, 2020, we had approximately $24 million of existing cash and zero drawn on our $600 million revolving credit facility, which is scheduled to mature in January 2022. Assuming we are in compliance with our covenants, we have an option to extend the maturity for two additional six-month periods. At March 31, 2020, our leverage ratio, as measured by the ratio of our mortgages and notes payable and outstanding preferred stock to the undepreciated book value of our assets, was 37.7% and there were 106.7 million diluted shares of Common Stock outstanding.

Rental and other revenues are our principal source of funds to meet our short-term liquidity requirements. Other sources of funds for short-term liquidity needs include available working capital and borrowings under our revolving credit facility, which had $599.9 million of availability at April 21, 2020. Our short-term liquidity requirements primarily consist of operating expenses, interest and principal amortization on our debt, distributions and capital expenditures, including building improvement costs, tenant improvement costs and lease commissions. Building improvements are capital costs to maintain or enhance existing buildings not typically related to a specific customer. Tenant improvements are the costs required to customize space for the specific needs of customers. We anticipate that our available cash and cash equivalents and cash provided by operating activities and planned financing activities, including borrowings under our revolving credit facility, will be adequate to meet our short-term liquidity requirements. We use our revolving credit facility for working capital purposes and for the short-term funding of our development and acquisition activity and, in certain instances, the repayment of other debt. Continued ability to borrow under the revolving credit facility allows us to quickly capitalize on strategic opportunities at short-term interest rates.

Subject to potential losses in the remainder of 2020 related to customer financial difficulties due to the COVID-19 pandemic, we generally believe existing cash and rental and other revenues will continue to be sufficient to fund short-term liquidity needs such as funding operating and general and administrative expenses, paying interest expense, maintaining our existing quarterly dividend and funding existing portfolio capital expenditures, including building improvement costs, tenant improvement costs and lease commissions. We have delayed approximately $10 million of building improvement projects, including property-enhancing upgrades such as lobby and restroom renovations, originally planned for later in 2020 until at least 2021, and anticipate $10 to $20 million of lower tenant improvement costs and lease commissions partially due to potentially slower speculative new leasing offset by higher renewal activity.

Our long-term liquidity uses generally consist of the retirement or refinancing of debt upon maturity, funding of building improvements, new building developments and land infrastructure projects and funding acquisitions of buildings and development land. Our expected future capital expenditures for started and/or committed new development projects were approximately $239 million at March 31, 2020. Additionally, we may, from time to time, retire outstanding equity and/or debt securities through redemptions, open market repurchases, privately negotiated acquisitions or otherwise.

We expect to meet our long-term liquidity needs through a combination of:

•	cash flow from operating activities;

•	bank term loans and borrowings under our revolving credit facility;

•	the issuance of unsecured debt;

•	the issuance of secured debt;

•	the issuance of equity securities by the Company or the Operating Partnership; and

•	the disposition of non-core assets.

We have no debt scheduled to mature during the remainder of 2020 or 2021 except for $300 million principal amount of 3.20% (3.363% effective rate) notes due June 2021. During the remainder of 2020, we forecast funding approximately $133 million of our $500 million development pipeline, which was approximately 50% funded as of March 31, 2020. We generally believe we will be able to satisfy these obligations with existing cash, borrowings under our revolving credit facility, new bank term loans, mortgage debt and/or proceeds from the sale of additional non-core assets.

We believe we are not eligible for a forgivable loan under the SBA paycheck protection program but do expect we may be eligible for a modest amount of tax credits for certain situations where employees are unable to work due to COVID-19 under either The Families First Coronavirus Response Act or the Coronavirus Aid, Relief and Economic Security Act.

Investment Activity

As noted above, a key tenet of our strategic plan is to continuously upgrade the quality of our office portfolio through acquisitions, dispositions and development. We generally seek to acquire and develop office buildings that improve the average quality of our overall portfolio and deliver consistent and sustainable value for our stockholders over the long-term. Whether or not an asset acquisition or new development results in higher per share net income or funds from operations (“FFO”) in any given period depends upon a number of factors, including whether the NOI for any such period exceeds the actual cost of capital used to finance the acquisition or development. Additionally, given the length of construction cycles, development projects are not placed in service until, in some cases, several years after commencement. Sales of non-core assets could result in lower per share net income or FFO in any given period in the event the resulting use of proceeds does not exceed the capitalization rate on the sold properties.

Results of Operations

Three Months Ended March 31, 2020 and 2019

Laser Spine Institute

In the first quarter of 2019, we provided information on Laser Spine Institute, which occupied a 176,000 square-foot, six-story building with structured parking in Tampa’s Westshore submarket, a BBD. The building, developed by us, had been used by Laser Spine Institute for both its company headquarters and an ambulatory surgery center. After the market closed on March 1, 2019, Laser Spine Institute announced it would immediately discontinue its operations. This unexpected announcement affected all of its locations nationwide. As a result of this sudden closure, in the first quarter of 2019, we incurred $5.6 million of credit losses on operating lease receivables and write-offs of $2.3 million of lease incentives, $4.1 million of notes receivable and $11.6 million of tenant improvements and deferred leasing costs.

Rental and Other Revenues

Rental and other revenues were $20.4 million, or 11.9%, higher in the first quarter of 2020 as compared to 2019 primarily due to higher same property revenues, acquisitions and development properties placed in service, which increased rental and other revenues by $13.2 million, $9.0 million and $4.3 million, respectively. Same property rental and other revenues were higher primarily due to higher average GAAP rents per rentable square foot, higher cost recovery income, higher parking income and no credit losses and write-offs associated with Laser Spine Institute. These increases were partly offset by lost revenue of $6.0 million from property dispositions. We expect rental and other revenues to be lower for the remainder of 2020 as compared to 2019 due to lost revenue from property dispositions and lower parking income due to reduced usage of our assets due to the COVID-19 pandemic, partly offset by acquisitions, higher same property revenues and development properties placed in service. Rental and other revenues, particularly same property revenues, could be adversely affected, perhaps significantly, in the event customers default on their leases, file bankruptcy and/or otherwise experience significant financial difficulty or slower than originally anticipated speculative new leasing as a result of the COVID-19 pandemic.

Operating Expenses

Rental property and other expenses were $1.7 million, or 2.7%, higher in the first quarter of 2020 as compared to 2019 primarily due to acquisitions, higher same property operating expenses and development properties placed in service, which increased operating expenses by $1.8 million, $1.1 million and $1.0 million, respectively. Same property operating expenses were higher primarily due to higher property taxes, partly offset by lower utilities. These increases were partly offset by a $1.7 million decrease in operating expenses from property dispositions. We expect rental property and other expenses to be lower for the remainder of 2020 as compared to 2019 due to lower operating expenses from property dispositions, partly offset by acquisitions, higher same property operating expenses (net of lower operating expenses due to reduced usage of our assets due to the COVID-19 pandemic) and development properties placed in service.

Depreciation and amortization was $8.1 million, or 11.6%, lower in the first quarter of 2020 as compared to 2019 primarily due to accelerated depreciation and amortization of tenant improvements and deferred leasing costs associated with Laser Spine Institute in 2019 and property dispositions, partly offset by acquisitions and development properties placed in service. We expect depreciation and amortization to be higher for the remainder of 2020 as compared to 2019 due to acquisitions and development properties placed in service, partly offset by property dispositions.

General and administrative expenses were $1.5 million, or 11.7%, lower in the first quarter of 2020 as compared to 2019 primarily due to lower long-term equity incentive compensation, partly offset by higher severance costs associated with the closure of our Greensboro and Memphis offices. We expect general and administrative expenses to be lower for the remainder of 2020 as compared to 2019 due to lower severance costs, salaries and benefits associated with the closure of our Greensboro and Memphis offices and lower executive retirement and consulting costs, partly offset by higher long-term equity incentive compensation. First quarter general and administrative expenses are typically higher than in subsequent quarters due to higher long-term equity incentive compensation recognized for certain employees who meet the age and service eligibility requirements under our retirement plan. Long-term equity incentive compensation awards are typically issued during the first quarter of each year.

Interest Expense

Interest expense was $2.5 million, or 13.5%, higher in the first quarter of 2020 as compared to 2019 primarily due to higher average debt balances, partly offset by lower average interest rates. We expect interest expense to be lower for the remainder of

2020 as compared to 2019 due to lower average interest rates and higher capitalized interest, partly offset by higher average debt balances.

Other Income/(Loss)

Other income was $0.1 million in the first quarter of 2020 as compared to a loss of $3.8 million in 2019 primarily due to the write-off of notes receivable associated with Laser Spine Institute in 2019.

Gains on Disposition of Property

Gains on disposition of property were $153.1 million higher in the first quarter of 2020 as compared to 2019 due to no disposition activity in 2019.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $0.3 million, or 45.0%, higher in the first quarter of 2020 as compared to 2019 primarily due to higher average occupancy. We generally expect equity in earnings of unconsolidated affiliates to be higher for the remainder of 2020 as compared to 2019 for the same reason. However, equity in earnings of unconsolidated affiliates could be adversely affected, perhaps significantly, in the event customers of our unconsolidated affiliates default on their leases, file bankruptcy and/or otherwise experience significant financial difficulty as a result of the COVID-19 pandemic.

Earnings Per Common Share - Diluted

Diluted earnings per common share was $1.72 higher in the first quarter of 2020 as compared to 2019 due to an increase in net income for the reasons discussed above.

Liquidity and Capital Resources

Statements of Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in the Company’s cash flows (in thousands):

	Three Months Ended March 31,
	2020	2019	Change
Net Cash Provided By Operating Activities	$63,614	$62,713	$901
Net Cash Provided by/(Used In) Investing Activities	231,097	(81,502)	312,599
Net Cash Provided By/(Used In) Financing Activities	(185,364)	21,113	(206,477)
Total Cash Flows	$109,347	$2,324	$107,023

The increase in net cash provided by operating activities in the first quarter of 2020 as compared to 2019 was primarily due to higher net cash from the operations of acquisitions, development properties placed in service and same properties and the settlement of cash flow hedges in 2019, partly offset by property dispositions and the timing of cash paid for operating expenses. We expect net cash related to operating activities for the remainder of 2020 to be lower as compared to 2019 due to property dispositions and the potential adverse impact of the COVID-19 pandemic, partly offset by acquisitions, development properties placed in service and same properties.

The change in cash provided by/(used in) investing activities in the first quarter of 2020 as compared to 2019 was primarily due to net proceeds from disposition activity in 2020, partly offset by higher investments in tenant improvements and development in-process in 2020. We expect uses of cash for investing activities for the remainder of 2020 to be primarily driven by whether or not we acquire and commence development of additional office buildings in the BBDs of our markets. Additionally, as of March 31, 2020, we have approximately $239 million left to fund of our previously-announced development activity in 2020 and future years. We expect these uses of cash for investing activities will be partly offset by proceeds from property dispositions for the remainder of 2020.

The change in net cash provided by/(used in) financing activities in the first quarter of 2020 as compared to 2019 was primarily due to higher net debt borrowings in 2019. Assuming the net effect of our acquisition, disposition and development activity in 2020 results in an increase to our assets, we would expect outstanding debt and/or Common Stock balances to increase.

Capitalization

The following table sets forth the Company’s capitalization (in thousands, except per share amounts):

	March 31, 2020	December 31, 2019
Mortgages and notes payable, net, at recorded book value	$2,410,189	$2,543,710
Preferred Stock, at liquidation value	$28,856	$28,859
Common Stock outstanding	103,886	103,756
Common Units outstanding (not owned by the Company)	2,842	2,724
Per share stock price at period end	$35.42	$48.91
Market value of Common Stock and Common Units	$3,780,306	$5,207,937
Total capitalization	$6,219,351	$7,780,506

At March 31, 2020, our mortgages and notes payable and outstanding preferred stock represented 39.2% of our total capitalization and 37.7% of the undepreciated book value of our assets. See also “Executive Summary - Liquidity and Capital Resources.”

Our mortgages and notes payable as of March 31, 2020 consisted of $94.8 million of secured indebtedness with an interest rate of 4.0% and $2,327.9 million of unsecured indebtedness with a weighted average interest rate of 3.50%. The secured indebtedness was collateralized by real estate assets with an undepreciated book value of $147.2 million. As of March 31, 2020, $337.0 million of our debt does not bear interest at fixed rates or is not protected by interest rate hedge contracts.

Investment Activity

In the normal course of business, we regularly evaluate potential acquisitions. As a result, from time to time, we may have one or more potential acquisitions under consideration that are in varying stages of evaluation, negotiation or due diligence, including potential acquisitions that are subject to non-binding letters of intent or enforceable contracts. Consummation of any transaction is subject to a number of contingencies, including the satisfaction of customary closing conditions. No assurances can be provided that we will acquire any properties in the future. See “Item 1A. Risk Factors - Recent and future acquisitions and development properties may fail to perform in accordance with our expectations and may require renovation and development costs exceeding our estimates” in our 2019 Annual Report on Form 10-K.

On April 16, 2020, we acquired development land in Raleigh for a purchase price, including capitalized acquisition costs, of $2.3 million.

During the first quarter of 2020, we acquired development land in Nashville for a purchase price of $6.2 million, which consisted of the issuance of 118,592 Common Units and capitalized acquisition costs.

On April 10, 2020, we sold land in Atlanta for a sale price of $2.8 million and expect to record a loss on disposition of property of $0.1 million.

During the first quarter of 2020, we sold 41 buildings and land in Greensboro and Memphis for an aggregate sale price of $338.4 million (before closing credits to buyer of $3.8 million) and recorded aggregate gains on disposition of property of $153.1 million.

As of March 31, 2020, we were developing 0.9 million rentable square feet of office properties. The following table summarizes these announced and in-process office developments:

Property	Market	Rentable Square Feet	Anticipated Total Investment (1)	Investment As Of March 31, 2020 (1)	Pre Leased %	Estimated Completion	Estimated Stabilization
			($ in thousands)
GlenLake Seven	Raleigh	125,700	$40,970	$28,433	100.0%	1Q 21	1Q 21
Virginia Springs II	Nashville	111,000	37,900	15,154	—	4Q 20	3Q 22
Midtown One (2)	Tampa	150,000	71,300	29,073	—	2Q 21	4Q 22
Asurion	Nashville	552,800	285,000	125,885	98.3	4Q 21	1Q 22
		939,500	$435,170	$198,545	71.2%
__________

(1)	Includes deferred lease commissions which are classified in deferred leasing costs on our Consolidated Balance Sheets.

(2)	We own an 80.0% interest in this consolidated joint venture.

Financing Activity

During the first quarter of 2020, we entered into separate equity distribution agreements with each of Wells Fargo Securities, LLC, BofA Securities, Inc., BTIG, LLC, Capital One Securities, Inc., Fifth Third Securities, Inc., Jefferies LLC, J.P. Morgan Securities LLC, Regions Securities LLC and SunTrust Robinson Humphrey, Inc. Under the terms of the equity distribution agreements, the Company may offer and sell up to $300.0 million in aggregate gross sales price of shares of Common Stock from time to time through such firms, acting as agents of the Company or as principals. Sales of the shares, if any, may be made by means of ordinary brokers’ transactions on the New York Stock Exchange (“NYSE”) or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices or as otherwise agreed with any of such firms. The Company did not issue any shares of Common Stock under these agreements during the first quarter of 2020.

Our $600.0 million unsecured revolving credit facility is scheduled to mature in January 2022 and includes an accordion feature that allows for an additional $400.0 million of borrowing capacity subject to additional lender commitments. Assuming no defaults have occurred, we have an option to extend the maturity for two additional six-month periods. The interest rate at our current credit ratings is LIBOR plus 100 basis points and the annual facility fee is 20 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody’s Investors Service or Standard & Poor’s Ratings Services. There was $87.0 million outstanding under our revolving credit facility at March 31, 2020. There were no amounts outstanding under our revolving credit facility at April 21, 2020. At both March 31, 2020 and April 21, 2020, we had $0.1 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at March 31, 2020 and April 21, 2020 was $512.9 million and $599.9 million, respectively.

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

The indenture that governs the Operating Partnership’s outstanding notes requires us to comply with customary operating covenants and various financial ratios. The trustee or the holders of at least 25.0% in principal amount of any series of notes can accelerate the principal amount of such series upon written notice of a default that remains uncured after 60 days.

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

Cash dividends and distributions reduce the amount of cash that would otherwise be available for other business purposes, including funding debt maturities, reducing debt or future growth initiatives. The amount of future distributions that will be made is at the discretion of the Company’s Board of Directors. For a discussion of the factors that will affect such cash flows and, accordingly, influence the decisions of the Company’s Board of Directors regarding dividends and distributions, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Dividends and Distributions” in our 2019 Annual Report on Form 10-K.

During the first quarter of 2020, the Company declared and paid a cash dividend of $0.48 per share of Common Stock.

On April 28, 2020, the Company declared a cash dividend of $0.48 per share of Common Stock, which is payable on June 8, 2020 to stockholders of record as of May 18, 2020.

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

We had $12.7 million of cash and cash equivalents as of March 31, 2020. The unused capacity of our revolving credit facility at March 31, 2020 and April 21, 2020 was $512.9 million and $599.9 million, respectively, excluding an accordion feature that allows for an additional $400.0 million of borrowing capacity subject to additional lender commitments.

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

During the remainder of 2020, we also expect to sell an additional $0 million to $150 million of properties no longer considered to be core assets due to location, age, quality and/or overall strategic fit. We can make no assurance, however, that we will sell any non-core assets or, if we do, what the timing or terms of any such sale will be.

See also “Executive Summary - Liquidity and Capital Resources.”

Critical Accounting Estimates

There were no changes made by management to the critical accounting policies in the three months ended March 31, 2020. For a description of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our 2019 Annual Report on Form 10-K.

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

FFO, FFO available for common stockholders and FFO available for common stockholders per share are non-GAAP financial measures and therefore do not represent net income or net income per share as defined by GAAP. Net income and net income per share as defined by GAAP are the most relevant measures in determining the Company’s operating performance because these FFO measures include adjustments that investors may deem subjective, such as adding back expenses such as depreciation, amortization and impairments. Furthermore, FFO available for common stockholders per share does not depict the amount that accrues directly to the stockholders’ benefit. Accordingly, FFO, FFO available for common stockholders and FFO available for common stockholders per share should never be considered as alternatives to net income, net income available for common stockholders, or net income available for common stockholders per share as indicators of the Company’s operating performance.

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

The following table sets forth the Company’s FFO, FFO available for common stockholders and FFO available for common stockholders per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Funds from operations:
Net income	$191,340	$8,386
Net (income) attributable to noncontrolling interests in consolidated affiliates	(285)	(316)
Depreciation and amortization of real estate assets	60,432	68,482
(Gains) on disposition of depreciable properties	(152,661)	—
Unconsolidated affiliates:
Depreciation and amortization of real estate assets	569	580
Funds from operations	99,395	77,132
Dividends on Preferred Stock	(622)	(622)
Funds from operations available for common stockholders	$98,773	$76,510
Funds from operations available for common stockholders per share	$0.93	$0.72
Weighted average shares outstanding (1)	106,633	106,357
__________

(1)	Includes assumed conversion of all potentially dilutive Common Stock equivalents.

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

As of March 31, 2020, our same property portfolio consisted of 171 in-service properties encompassing 25.3 million rentable square feet that were wholly owned during the entirety of the periods presented (from January 1, 2019 to March 31, 2020). As of December 31, 2019, our same property portfolio consisted of 207 in-service properties encompassing 28.3 million rentable square feet that were wholly owned during the entirety of the periods presented (from January 1, 2018 to December 31, 2019). The change in our same property portfolio was due to the addition of four newly developed properties encompassing 0.4 million rentable square feet placed in service during 2018. These additions were offset by the removal of 40 properties encompassing 3.5 million rentable square feet that were sold during 2020.

Rental and other revenues related to properties not in our same property portfolio were $23.0 million and $15.8 million for the three months ended March 31, 2020 and 2019, respectively. Rental property and other expenses related to properties not in our same property portfolio were $6.1 million and $5.5 million for the three months ended March 31, 2020 and 2019, respectively.

The following table sets forth the Company’s NOI, same property NOI and same property cash NOI (in thousands):

	Three Months Ended March 31,
	2020	2019
Net income	$191,340	$8,386
Equity in earnings of unconsolidated affiliates	(963)	(664)
Gains on disposition of property	(153,067)	—
Other (income)/loss	(69)	3,766
Interest expense	21,277	18,739
General and administrative expenses	10,930	12,381
Depreciation and amortization	61,150	69,204
Net operating income	130,598	111,812
Non same property and other net operating income	(16,938)	(10,276)
Same property net operating income	$113,660	$101,536

Same property net operating income	$113,660	$101,536
Lease termination fees, straight-line rent and other non-cash adjustments	(7,707)	309
Same property cash net operating income	$105,953	$101,845

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

At March 31, 2020, we had $2,035.7 million principal amount of fixed rate debt outstanding, a $0.1 million decrease as compared to December 31, 2019, excluding debt with a variable rate that is effectively fixed by related interest rate hedge contracts. The estimated aggregate fair market value of this debt was $2,013.4 million. If interest rates had been 100 basis points higher, the aggregate fair market value of our fixed rate debt would have been $113.3 million lower. If interest rates had been 100 basis points lower, the aggregate fair market value of our fixed rate debt would have been $122.9 million higher.

At March 31, 2020, we had $337.0 million of variable rate debt outstanding, a $134.0 million decrease as compared to December 31, 2019, not protected by interest rate hedge contracts. If the weighted average interest rate on this variable rate debt had been 100 basis points higher or lower, the annual interest expense at March 31, 2020 would increase or decrease by $3.4 million. At April 21, 2020, we had $250.0 million of variable rate debt outstanding not protected by interest rate hedge contracts. If the weighted average interest rate on this variable rate debt had been 100 basis points higher or lower, the annual interest expense at April 21, 2020 would increase or decrease by $2.5 million.

At March 31, 2020, we had $50.0 million of variable rate debt outstanding with $50.0 million of related floating-to-fixed interest rate swaps. These swaps effectively fix the underlying one-month LIBOR rate at a weighted average rate of 1.693%. If the underlying LIBOR interest rates increase or decrease by 100 basis points, the aggregate fair market value of the swaps at March 31, 2020 would increase or decrease by $0.9 million.

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

ITEM 4. CONTROLS AND PROCEDURES

SEC rules require us to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our annual and periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow for timely decisions regarding required disclosure. The Company’s CEO and CFO have concluded that the disclosure controls and procedures of the Company and the Operating Partnership were each effective at the end of the period covered by this Quarterly Report.

SEC rules also require us to establish and maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in internal control over financial reporting during the three months ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were also no changes in internal control over financial reporting during the three months ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

For a discussion of our potential risks and uncertainties, see the information below and under the heading “Business - Risk Factors” set forth in our 2019 Annual Report on Form 10-K.

The current COVID-19 pandemic and the future outbreak of other highly infectious or contagious diseases could materially and adversely impact or disrupt our financial condition, results of operations, cash flows and performance. The COVID-19 pandemic has had, and another pandemic in the future could have, repercussions across regional and global economies and financial markets. The spread of COVID-19 in many countries, including the United States, has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The global impact of the pandemic has been rapidly evolving and many countries, including the United States, have reacted by instituting stay-at-home orders, mandating business and school closures and restricting travel.

Certain U.S. states and cities, including where we own assets, have also reacted by instituting quarantines, restrictions on travel, “stay-at-home” rules, restrictions on types of business that may continue to operate and/or restrictions on the types of construction projects that may continue. We cannot predict when restrictions currently in place will expire. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including industries in which we and our customers operate. A number of our customers have requested rent relief during this pandemic. In addition, many of our employees are currently working remotely. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business.

The COVID-19 pandemic, or a future pandemic, could also have material and adverse effects on our ability to successfully operate and on our financial condition, results of operations and cash flows due to, among other factors:

•	a complete or partial closure of, or other operational issues at, one or more of our properties resulting from government or customer action;

•
the reduced economic activity could severely impact our customers’ businesses, financial condition and liquidity and may cause one or more of our customers to be unable to meet their obligations to us in full, or at all, or to otherwise seek modifications of such obligations;

•	the reduced economic activity could result in a prolonged recession, which could negatively impact our prospects for leasing additional space and/or renewing leases with existing customers;

•
difficulty accessing debt and equity capital on attractive terms, or at all, impacts to our credit ratings, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our access to capital necessary to fund business operations, including funding our development pipeline, or address maturing liabilities on a timely basis, and may also affect our customers’ ability to fund their business operations and meet their obligations to us;

•
the financial impact of the COVID-19 pandemic could negatively impact our future compliance with financial covenants of our revolving credit facility and other debt agreements and result in a default and potentially an acceleration of indebtedness, which non-compliance could negatively impact our ability to make additional borrowings under our revolving credit facility and pay dividends, among other things;

•	weaker economic conditions due to the pandemic could require us to recognize future impairment losses;

•
a deterioration in our or our customers’ ability to operate in affected areas or delays in the supply of products or services to us or our customers from vendors that are needed for our or our customers’ operations could adversely affect our operations and those of our customers; and

•
the potential negative impact on the health of our employees, particularly if a significant number of them are impacted, could result in a deterioration in our ability to ensure business continuity during this disruption.

The extent to which the COVID-19 pandemic impacts our operations and those of our customers will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Financial difficulties experienced by our customers, including the potential for bankruptcies or other early terminations of their leases, could reduce our cash flows, which could impact our ability to continue paying dividends to our stockholders at expected levels or at all.

The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. Nevertheless, the COVID-19 pandemic presents material uncertainty and risk with respect to our financial condition, results of operations, cash flows and performance. Moreover, many risk factors set forth in the 2019 Annual Report should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of 2020, the Operating Partnership issued an aggregate of 118,592 Common Units as part of the acquisition of development land in Nashville. The Common Units were issued in private offerings exempt from registration requirements pursuant to Section 4(2) of the Securities Act to accredited investors under Rule 501 of the Securities Act.

The following table sets forth information related to shares of Common Stock surrendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock during the first quarter of 2020:

	Total Number of Shares Purchased	Weighted Average Price Paid per Share
January 1 to January 31	—	$—
February 1 to February 29	—	—
March 1 to March 31	22,147	44.88
Total	22,147	$44.88

ITEM 6. EXHIBITS

Exhibit Number	Description
1
Form of Equity Distribution Agreement, dated February 5, 2020, among Highwoods Properties, Inc., Highwoods Realty Limited Partnership and each of the firms named therein (filed as part of the Company’s Current Report on Form 8-K dated February 5, 2020)

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

Date: April 28, 2020