Form 10-Q
period 2020-06-30
HIGHWOODS PROPERTIES, INC.; HIGHWOODS REALTY LTD PARTNERSHIP
filed 2020-07-28
CIK 921082, 941713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 2020
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

The Company had 103,896,238 shares of Common Stock outstanding as of July 21, 2020.

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

Certain information contained herein is presented as of July 21, 2020, the latest practicable date for financial information prior to the filing of this Quarterly Report.

This report combines the Quarterly Reports on Form 10-Q for the period ended June 30, 2020 of the Company and the Operating Partnership. We believe combining the quarterly reports into this single report results in the following benefits:

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

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2020

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HIGHWOODS PROPERTIES, INC.
Consolidated Balance Sheets
(Unaudited and in thousands, except share and per share data)

	June 30, 2020	December 31, 2019
Assets:
Real estate assets, at cost:
Land	$485,501	$515,095
Buildings and tenant improvements	5,010,086	5,128,150
Development in-process	195,166	172,706
Land held for development	131,522	99,163
	5,822,275	5,915,114
Less-accumulated depreciation	(1,376,817)	(1,388,566)
Net real estate assets	4,445,458	4,526,548
Real estate and other assets, net, held for sale	—	20,790
Cash and cash equivalents	4,752	9,505
Restricted cash	8,955	5,237
Accounts receivable	29,876	23,370
Mortgages and notes receivable	1,440	1,501
Accrued straight-line rents receivable	249,722	234,652
Investments in and advances to unconsolidated affiliates	26,775	26,298
Deferred leasing costs, net of accumulated amortization of $151,170 and $146,125, respectively	221,905	231,347
Prepaid expenses and other assets, net of accumulated depreciation of $20,532 and $20,017, respectively	67,905	58,996
Total Assets	$5,056,788	$5,138,244
Liabilities, Noncontrolling Interests in the Operating Partnership and Equity:
Mortgages and notes payable, net	$2,337,662	$2,543,710
Accounts payable, accrued expenses and other liabilities	275,551	286,911
Total Liabilities	2,613,213	2,830,621
Commitments and contingencies
Noncontrolling interests in the Operating Partnership	106,103	133,216
Equity:
Preferred Stock, $.01 par value, 50,000,000 authorized shares;
8.625% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 28,843 and 28,859 shares issued and outstanding, respectively	28,843	28,859
Common Stock, $.01 par value, 200,000,000 authorized shares;
103,896,936 and 103,756,046 shares issued and outstanding, respectively	1,039	1,038
Additional paid-in capital	2,996,442	2,954,779
Distributions in excess of net income available for common stockholders	(708,903)	(831,808)
Accumulated other comprehensive loss	(1,704)	(471)
Total Stockholders’ Equity	2,315,717	2,152,397
Noncontrolling interests in consolidated affiliates	21,755	22,010
Total Equity	2,337,472	2,174,407
Total Liabilities, Noncontrolling Interests in the Operating Partnership and Equity	$5,056,788	$5,138,244

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Income
(Unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Rental and other revenues	$183,153	$184,070	$375,953	$356,433
Operating expenses:
Rental property and other expenses	55,119	60,558	117,321	121,109
Depreciation and amortization	59,461	59,460	120,611	128,664
Impairments of real estate assets	1,778	531	1,778	531
General and administrative	10,084	9,560	21,014	21,941
Total operating expenses	126,442	130,109	260,724	272,245
Interest expense	19,840	20,356	41,117	39,095
Other income/(loss)	588	321	657	(3,445)
Gains on disposition of property	318	6,703	153,385	6,703
Equity in earnings of unconsolidated affiliates	1,179	765	2,142	1,429
Net income	38,956	41,394	230,296	49,780
Net (income) attributable to noncontrolling interests in the Operating Partnership	(1,017)	(1,044)	(5,977)	(1,237)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(289)	(306)	(574)	(622)
Dividends on Preferred Stock	(622)	(622)	(1,244)	(1,244)
Net income available for common stockholders	$37,028	$39,422	$222,501	$46,677
Earnings per Common Share – basic:
Net income available for common stockholders	$0.36	$0.38	$2.14	$0.45
Weighted average Common Shares outstanding – basic	103,886	103,693	103,849	103,647
Earnings per Common Share – diluted:
Net income available for common stockholders	$0.36	$0.38	$2.14	$0.45
Weighted average Common Shares outstanding – diluted	106,730	106,445	106,681	106,402

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Comprehensive income:
Net income	$38,956	$41,394	$230,296	$49,780
Other comprehensive loss:
Unrealized losses on cash flow hedges	(103)	(646)	(1,236)	(2,550)
Amortization of cash flow hedges	75	(360)	3	(875)
Total other comprehensive loss	(28)	(1,006)	(1,233)	(3,425)
Total comprehensive income	38,928	40,388	229,063	46,355
Less-comprehensive (income) attributable to noncontrolling interests	(1,306)	(1,350)	(6,551)	(1,859)
Comprehensive income attributable to common stockholders	$37,622	$39,038	$222,512	$44,496

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Equity
(Unaudited and in thousands, except share amounts)

	Three Months Ended June 30, 2020
	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at March 31, 2020	103,885,918	$1,039	$28,856	$3,000,614	$(1,676)	$22,097	$(696,070)	$2,354,860
Issuances of Common Stock, net of issuance costs and tax withholdings	11,018	—	—	362	—	—	—	362
Dividends on Common Stock ($0.48 per share)		—	—	—	—	—	(49,861)	(49,861)
Dividends on Preferred Stock ($21.5625 per share)		—	—	—	—	—	(622)	(622)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	(5,776)	—	—	—	(5,776)
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(631)	—	(631)
Redemptions/repurchases of Preferred Stock		—	(13)	—	—	—	—	(13)
Share-based compensation expense, net of forfeitures	—	—	—	1,242	—	—	—	1,242
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(1,017)	(1,017)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	289	(289)	—
Comprehensive income:
Net income		—	—	—	—	—	38,956	38,956
Other comprehensive loss		—	—	—	(28)	—	—	(28)
Total comprehensive income								38,928
Balance at June 30, 2020	103,896,936	$1,039	$28,843	$2,996,442	$(1,704)	$21,755	$(708,903)	$2,337,472

	Six Months Ended June 30, 2020
	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2019	103,756,046	$1,038	$28,859	$2,954,779	$(471)	$22,010	$(831,808)	$2,174,407
Issuances of Common Stock, net of issuance costs and tax withholdings	(2,248)	—	—	1,401	—	—	—	1,401
Dividends on Common Stock ($0.96 per share)		—	—	—	—	—	(99,596)	(99,596)
Dividends on Preferred Stock ($43.125 per share)		—	—	—	—	—	(1,244)	(1,244)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	36,525	—	—	—	36,525
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(829)	—	(829)
Issuances of restricted stock	149,304	—	—	—	—	—	—	—
Redemptions/repurchases of Preferred Stock		—	(16)	—	—	—	—	(16)
Share-based compensation expense, net of forfeitures	(6,166)	1	—	3,737	—	—	—	3,738
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(5,977)	(5,977)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	574	(574)	—
Comprehensive income:
Net income		—	—	—	—	—	230,296	230,296
Other comprehensive loss		—	—	—	(1,233)	—	—	(1,233)
Total comprehensive income								229,063
Balance at June 30, 2020	103,896,936	$1,039	$28,843	$2,996,442	$(1,704)	$21,755	$(708,903)	$2,337,472
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

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Six Months Ended June 30,
	2020	2019
Operating activities:
Net income	$230,296	$49,780
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	120,611	128,664
Amortization of lease incentives and acquisition-related intangible assets and liabilities	(1,278)	868
Share-based compensation expense	3,738	5,512
Credit losses on operating lease receivables	2,333	8,144
Write-off of mortgages and notes receivable	—	4,087
Accrued interest on mortgages and notes receivable	(61)	(118)
Amortization of debt issuance costs	1,533	1,455
Amortization of cash flow hedges	3	(875)
Amortization of mortgages and notes payable fair value adjustments	852	787
Impairments of real estate assets	1,778	531
Losses on debt extinguishment	—	375
Net gains on disposition of property	(153,385)	(6,703)
Equity in earnings of unconsolidated affiliates	(2,142)	(1,429)
Distributions of earnings from unconsolidated affiliates	407	669
Settlement of cash flow hedges	—	(5,144)
Changes in operating assets and liabilities:
Accounts receivable	(1,031)	(5,507)
Prepaid expenses and other assets	(8,320)	(3,305)
Accrued straight-line rents receivable	(21,522)	(14,273)
Accounts payable, accrued expenses and other liabilities	6,403	9,771
Net cash provided by operating activities	180,215	173,289
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	(2,363)	(12,795)
Investments in development in-process	(83,071)	(50,884)
Investments in tenant improvements and deferred leasing costs	(85,544)	(78,449)
Investments in building improvements	(30,312)	(24,113)
Net proceeds from disposition of real estate assets	334,366	31,510
Distributions of capital from unconsolidated affiliates	72	29
Investments in mortgages and notes receivable	(32)	—
Repayments of mortgages and notes receivable	154	147
Changes in other investing activities	(3,541)	(4,272)
Net cash provided by/(used in) investing activities	129,729	(138,827)
Financing activities:
Dividends on Common Stock	(99,596)	(98,425)
Redemptions/repurchases of Preferred Stock	(16)	(18)
Dividends on Preferred Stock	(1,244)	(1,244)
Distributions to noncontrolling interests in the Operating Partnership	(2,728)	(2,598)
Distributions to noncontrolling interests in consolidated affiliates	(829)	(784)
Proceeds from the issuance of Common Stock	2,753	1,049
Costs paid for the issuance of Common Stock	(228)	—
Repurchase of shares related to tax withholdings	(1,124)	(1,780)
Borrowings on revolving credit facility	129,000	169,400
Repayments of revolving credit facility	(336,000)	(215,400)
Borrowings on mortgages and notes payable	—	349,010
Repayments of mortgages and notes payable	(967)	(225,929)
Changes in debt issuance costs and other financing activities	—	(4,379)
Net cash used in financing activities	(310,979)	(31,098)
Net increase/(decrease) in cash and cash equivalents and restricted cash	$(1,035)	$3,364

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows – Continued
(Unaudited and in thousands)

	Six Months Ended June 30,
	2020	2019
Net increase/(decrease) in cash and cash equivalents and restricted cash	$(1,035)	$3,364
Cash and cash equivalents and restricted cash at beginning of the period	14,742	10,143
Cash and cash equivalents and restricted cash at end of the period	$13,707	$13,507

Reconciliation of cash and cash equivalents and restricted cash:

	Six Months Ended June 30,
	2020	2019
Cash and cash equivalents at end of the period	$4,752	$4,530
Restricted cash at end of the period	8,955	8,977
Cash and cash equivalents and restricted cash at end of the period	$13,707	$13,507

Supplemental disclosure of cash flow information:

	Six Months Ended June 30,
	2020	2019
Cash paid for interest, net of amounts capitalized	$38,424	$33,378

Supplemental disclosure of non-cash investing and financing activities:

	Six Months Ended June 30,
	2020	2019
Unrealized losses on cash flow hedges	$(1,236)	$(2,550)
Conversions of Common Units to Common Stock	—	353
Changes in accrued capital expenditures (1)	(18,819)	2,027
Write-off of fully depreciated real estate assets	22,630	36,188
Write-off of fully amortized leasing costs	10,564	19,900
Write-off of fully amortized debt issuance costs	—	828
Adjustment of noncontrolling interests in the Operating Partnership to fair value	(36,525)	8,532
Contributions from noncontrolling interests in consolidated affiliates	—	4,987
Issuances of Common Units to acquire real estate assets	6,163	—
Contingent consideration in connection with the acquisition of land	1,500	—
Initial recognition of lease liabilities related to right of use assets	—	35,349
__________

(1)	Accrued capital expenditures included in accounts payable, accrued expenses and other liabilities at June 30, 2020 and 2019 were $49.1 million and $64.3 million, respectively.

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Balance Sheets
(Unaudited and in thousands, except unit and per unit data)

	June 30, 2020	December 31, 2019
Assets:
Real estate assets, at cost:
Land	$485,501	$515,095
Buildings and tenant improvements	5,010,086	5,128,150
Development in-process	195,166	172,706
Land held for development	131,522	99,163
	5,822,275	5,915,114
Less-accumulated depreciation	(1,376,817)	(1,388,566)
Net real estate assets	4,445,458	4,526,548
Real estate and other assets, net, held for sale	—	20,790
Cash and cash equivalents	4,752	9,505
Restricted cash	8,955	5,237
Accounts receivable	29,876	23,370
Mortgages and notes receivable	1,440	1,501
Accrued straight-line rents receivable	249,722	234,652
Investments in and advances to unconsolidated affiliates	26,775	26,298
Deferred leasing costs, net of accumulated amortization of $151,170 and $146,125, respectively	221,905	231,347
Prepaid expenses and other assets, net of accumulated depreciation of $20,532 and $20,017, respectively	67,905	58,996
Total Assets	$5,056,788	$5,138,244
Liabilities, Redeemable Operating Partnership Units and Capital:
Mortgages and notes payable, net	$2,337,662	$2,543,710
Accounts payable, accrued expenses and other liabilities	275,551	286,911
Total Liabilities	2,613,213	2,830,621
Commitments and contingencies
Redeemable Operating Partnership Units:
Common Units, 2,842,295 and 2,723,703 outstanding, respectively	106,103	133,216
Series A Preferred Units (liquidation preference $1,000 per unit), 28,843 and 28,859 units issued and outstanding, respectively	28,843	28,859
Total Redeemable Operating Partnership Units	134,946	162,075
Capital:
Common Units:
General partner Common Units, 1,063,304 and 1,060,709 outstanding, respectively	22,886	21,240
Limited partner Common Units, 102,424,823 and 102,286,528 outstanding, respectively	2,265,692	2,102,769
Accumulated other comprehensive loss	(1,704)	(471)
Noncontrolling interests in consolidated affiliates	21,755	22,010
Total Capital	2,308,629	2,145,548
Total Liabilities, Redeemable Operating Partnership Units and Capital	$5,056,788	$5,138,244

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Income
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Rental and other revenues	$183,153	$184,070	$375,953	$356,433
Operating expenses:
Rental property and other expenses	55,119	60,558	117,321	121,109
Depreciation and amortization	59,461	59,460	120,611	128,664
Impairments of real estate assets	1,778	531	1,778	531
General and administrative	10,084	9,560	21,014	21,941
Total operating expenses	126,442	130,109	260,724	272,245
Interest expense	19,840	20,356	41,117	39,095
Other income/(loss)	588	321	657	(3,445)
Gains on disposition of property	318	6,703	153,385	6,703
Equity in earnings of unconsolidated affiliates	1,179	765	2,142	1,429
Net income	38,956	41,394	230,296	49,780
Net (income) attributable to noncontrolling interests in consolidated affiliates	(289)	(306)	(574)	(622)
Distributions on Preferred Units	(622)	(622)	(1,244)	(1,244)
Net income available for common unitholders	$38,045	$40,466	$228,478	$47,914
Earnings per Common Unit – basic:
Net income available for common unitholders	$0.36	$0.38	$2.15	$0.45
Weighted average Common Units outstanding – basic	106,319	106,017	106,259	105,973
Earnings per Common Unit – diluted:
Net income available for common unitholders	$0.36	$0.38	$2.15	$0.45
Weighted average Common Units outstanding – diluted	106,321	106,036	106,272	105,993

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Comprehensive income:
Net income	$38,956	$41,394	$230,296	$49,780
Other comprehensive loss:
Unrealized losses on cash flow hedges	(103)	(646)	(1,236)	(2,550)
Amortization of cash flow hedges	75	(360)	3	(875)
Total other comprehensive loss	(28)	(1,006)	(1,233)	(3,425)
Total comprehensive income	38,928	40,388	229,063	46,355
Less-comprehensive (income) attributable to noncontrolling interests	(289)	(306)	(574)	(622)
Comprehensive income attributable to common unitholders	$38,639	$40,082	$228,489	$45,733

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Capital
(Unaudited and in thousands)

	Three Months Ended June 30, 2020
	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance at March 31, 2020	$23,055	$2,282,528	$(1,676)	$22,097	$2,326,004
Issuances of Common Units, net of issuance costs and tax withholdings	4	358	—	—	362
Distributions on Common Units ($0.48 per unit)	(510)	(50,518)	—	—	(51,028)
Distributions on Preferred Units ($21.5625 per unit)	(6)	(616)	—	—	(622)
Share-based compensation expense, net of forfeitures	12	1,230	—	—	1,242
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(631)	(631)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	(56)	(5,570)	—	—	(5,626)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(3)	(286)	—	289	—
Comprehensive income:
Net income	390	38,566	—	—	38,956
Other comprehensive loss	—	—	(28)	—	(28)
Total comprehensive income					38,928
Balance at June 30, 2020	$22,886	$2,265,692	$(1,704)	$21,755	$2,308,629

	Six Months Ended June 30, 2020
	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2019	$21,240	$2,102,769	$(471)	$22,010	$2,145,548
Issuances of Common Units, net of issuance costs and tax withholdings	76	7,488	—	—	7,564
Distributions on Common Units ($0.96 per unit)	(1,019)	(100,912)	—	—	(101,931)
Distributions on Preferred Units ($43.125 per unit)	(12)	(1,232)	—	—	(1,244)
Share-based compensation expense, net of forfeitures	37	3,701	—	—	3,738
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(829)	(829)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	267	26,453	—	—	26,720
Net (income) attributable to noncontrolling interests in consolidated affiliates	(6)	(568)	—	574	—
Comprehensive income:
Net income	2,303	227,993	—	—	230,296
Other comprehensive loss	—	—	(1,233)	—	(1,233)
Total comprehensive income					229,063
Balance at June 30, 2020	$22,886	$2,265,692	$(1,704)	$21,755	$2,308,629

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

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Six Months Ended June 30,
	2020	2019
Operating activities:
Net income	$230,296	$49,780
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	120,611	128,664
Amortization of lease incentives and acquisition-related intangible assets and liabilities	(1,278)	868
Share-based compensation expense	3,738	5,512
Credit losses on operating lease receivables	2,333	8,144
Write-off of mortgages and notes receivable	—	4,087
Accrued interest on mortgages and notes receivable	(61)	(118)
Amortization of debt issuance costs	1,533	1,455
Amortization of cash flow hedges	3	(875)
Amortization of mortgages and notes payable fair value adjustments	852	787
Impairments of real estate assets	1,778	531
Losses on debt extinguishment	—	375
Net gains on disposition of property	(153,385)	(6,703)
Equity in earnings of unconsolidated affiliates	(2,142)	(1,429)
Distributions of earnings from unconsolidated affiliates	407	669
Settlement of cash flow hedges	—	(5,144)
Changes in operating assets and liabilities:
Accounts receivable	(1,031)	(5,507)
Prepaid expenses and other assets	(8,320)	(3,305)
Accrued straight-line rents receivable	(21,522)	(14,273)
Accounts payable, accrued expenses and other liabilities	6,403	9,771
Net cash provided by operating activities	180,215	173,289
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	(2,363)	(12,795)
Investments in development in-process	(83,071)	(50,884)
Investments in tenant improvements and deferred leasing costs	(85,544)	(78,449)
Investments in building improvements	(30,312)	(24,113)
Net proceeds from disposition of real estate assets	334,366	31,510
Distributions of capital from unconsolidated affiliates	72	29
Investments in mortgages and notes receivable	(32)	—
Repayments of mortgages and notes receivable	154	147
Changes in other investing activities	(3,541)	(4,272)
Net cash provided by/(used in) investing activities	129,729	(138,827)
Financing activities:
Distributions on Common Units	(101,931)	(100,634)
Redemptions/repurchases of Preferred Units	(16)	(18)
Distributions on Preferred Units	(1,244)	(1,244)
Distributions to noncontrolling interests in consolidated affiliates	(829)	(784)
Proceeds from the issuance of Common Units	2,753	1,049
Costs paid for the issuance of Common Units	(228)	—
Repurchase of units related to tax withholdings	(1,124)	(1,780)
Borrowings on revolving credit facility	129,000	169,400
Repayments of revolving credit facility	(336,000)	(215,400)
Borrowings on mortgages and notes payable	—	349,010
Repayments of mortgages and notes payable	(967)	(225,929)
Changes in debt issuance costs and other financing activities	(393)	(4,768)
Net cash used in financing activities	(310,979)	(31,098)
Net increase/(decrease) in cash and cash equivalents and restricted cash	$(1,035)	$3,364

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows - Continued
(Unaudited and in thousands)

	Six Months Ended June 30,
	2020	2019
Net increase/(decrease) in cash and cash equivalents and restricted cash	$(1,035)	$3,364
Cash and cash equivalents and restricted cash at beginning of the period	14,742	10,143
Cash and cash equivalents and restricted cash at end of the period	$13,707	$13,507

Reconciliation of cash and cash equivalents and restricted cash:

	Six Months Ended June 30,
	2020	2019
Cash and cash equivalents at end of the period	$4,752	$4,530
Restricted cash at end of the period	8,955	8,977
Cash and cash equivalents and restricted cash at end of the period	$13,707	$13,507

Supplemental disclosure of cash flow information:

	Six Months Ended June 30,
	2020	2019
Cash paid for interest, net of amounts capitalized	$38,424	$33,378

Supplemental disclosure of non-cash investing and financing activities:

	Six Months Ended June 30,
	2020	2019
Unrealized losses on cash flow hedges	$(1,236)	$(2,550)
Changes in accrued capital expenditures (1)	(18,819)	2,027
Write-off of fully depreciated real estate assets	22,630	36,188
Write-off of fully amortized leasing costs	10,564	19,900
Write-off of fully amortized debt issuance costs	—	828
Adjustment of Redeemable Common Units to fair value	(33,276)	6,818
Contributions from noncontrolling interests in consolidated affiliates	—	4,987
Issuances of Common Units to acquire real estate assets	6,163	—
Contingent consideration in connection with the acquisition of land	1,500	—
Initial recognition of lease liabilities related to right of use assets	—	35,349
__________

(1)	Accrued capital expenditures included in accounts payable, accrued expenses and other liabilities at June 30, 2020 and 2019 were $49.1 million and $64.3 million, respectively.

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(tabular dollar amounts in thousands, except per share and per unit data)
(Unaudited)

1.    Description of Business and Significant Accounting Policies

Description of Business

Highwoods Properties, Inc. (the “Company”) is a fully integrated real estate investment trust (“REIT”) that provides leasing, management, development, construction and other customer-related services for its properties and for third parties. The Company conducts its activities through Highwoods Realty Limited Partnership (the “Operating Partnership”). At June 30, 2020, we owned or had an interest in 28.1 million rentable square feet of in-service properties, 1.2 million rentable square feet of office properties under development and approximately 225 acres of development land.

The Company is the sole general partner of the Operating Partnership. At June 30, 2020, the Company owned all of the Preferred Units and 103.5 million, or 97.3%, of the Common Units in the Operating Partnership. Limited partners owned the remaining 2.8 million Common Units. During the six months ended June 30, 2020, the Company issued 118,592 Common Units to acquire real estate assets.

Basis of Presentation

Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The Company’s Consolidated Financial Statements include the Operating Partnership, wholly owned subsidiaries and those entities in which the Company has the controlling interest. The Operating Partnership’s Consolidated Financial Statements include wholly owned subsidiaries and those entities in which the Operating Partnership has the controlling interest. We consolidate joint venture investments, such as interests in partnerships and limited liability companies, when we control the major operating and financial policies of the investment through majority ownership, in our capacity as a general partner or managing member or through some other contractual right. We also consolidate those entities deemed to be variable interest entities in which we are determined to be the primary beneficiary. At June 30, 2020, we have involvement with, and are the primary beneficiary in, an entity that we concluded to be a variable interest entity (see Note 3). All intercompany transactions and accounts have been eliminated.

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

Insurance

We are primarily self-insured for health care claims for participating employees. We have stop-loss coverage to limit our exposure to significant claims on a per claim and annual aggregate basis. We determine our liabilities for claims, including incurred but not reported losses, based on all relevant information, including actuarial estimates of claim liabilities. At June 30, 2020, a reserve of $0.5 million was recorded to cover estimated reported and unreported claims.

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

Due to the business disruptions and challenges severely affecting the global economy caused by the COVID-19 pandemic, lessors may provide rent deferrals and other lease concessions to lessees. In April 2020, the FASB staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. Under existing lease guidance, we would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows us, if certain criteria have been met, to bypass the lease by lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. We have elected the practical expedient and will not apply lease modification accounting on a lease by lease basis where applicable. As a result, $5.0 million of deferred rent is included in accounts receivable on our Consolidated Balance Sheets at June 30, 2020.

2.	Leases

We generally lease our office properties to lessees in exchange for fixed monthly payments that cover rent, property taxes, insurance and certain cost recoveries, primarily common area maintenance. Office properties owned by us that are under lease are primarily located in Atlanta, Charlotte, Nashville, Orlando, Pittsburgh, Raleigh, Richmond and Tampa and are leased to a wide variety of lessees across many industries. Our leases are operating leases and mostly range from three to 10 years. We recognized rental and other revenues related to operating lease payments of $181.1 million and $180.7 million during the three months ended June 30, 2020 and 2019, respectively, and $370.7 million and $350.1 million during the six months ended June 30, 2020 and 2019, respectively. Included in these amounts are variable lease payments of $13.4 million and $16.4 million during the three months ended June 30, 2020 and 2019, respectively, and $29.8 million and $31.9 million during the six months ended June 30, 2020 and 2019, respectively.

3.    Consolidated Variable Interest Entity

We and The Bromley Companies formed a joint venture (the “Midtown One joint venture”) to construct Midtown One, a 150,000 square foot, multi-customer office building located in the mixed-use Midtown Tampa project in Tampa’s Westshore submarket. Midtown One has an anticipated total investment of $71.3 million. Construction of Midtown One began in the third quarter of 2019 with a scheduled completion date in the second quarter of 2021. At closing, we agreed to contribute cash of $20.0 million, which has been fully funded, in exchange for an 80.0% interest in the Midtown One joint venture and The Bromley Companies contributed land valued at $5.0 million in exchange for the remaining 20.0% interest. We also committed to provide a $46.3 million interest-only secured construction loan to the Midtown One joint venture that is scheduled to mature on the second anniversary of completion. The loan bears interest at LIBOR plus 250 basis points. As of June 30, 2020, $6.7 million under the loan has been funded.

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

June 30, 2020
Development in-process	$34,462
Accounts payable, accrued expenses and other liabilities	$2,377

The assets of the Midtown One joint venture can be used only to settle obligations of the joint venture and its creditors have no recourse to our wholly owned assets.

4.    Real Estate Assets

Acquisitions

During the second quarter of 2020, we acquired development land in Raleigh for a purchase price, including capitalized acquisition costs, of $2.3 million.

During the first quarter of 2020, we acquired development land in Nashville for a purchase price of $6.2 million, which consisted of the issuance of 118,592 Common Units and capitalized acquisition costs.

Dispositions

During the second quarter of 2020, we sold land in Atlanta for a sale price of $2.8 million and recorded a loss on disposition of property of $0.1 million. During the second quarter of 2020, we also recognized $0.4 million of gain related to the satisfaction of a performance obligation as part of a 2016 land sale.

During the first quarter of 2020, we sold 41 buildings and land in Greensboro and Memphis for an aggregate sale price of $338.4 million (before closing credits to buyer of $3.8 million) and recorded aggregate gains on disposition of property of $153.1 million.

Impairments

During the second quarter of 2020, we recorded an impairment of real estate assets of $1.8 million, which resulted from a change in market-based inputs and our assumptions about the use of the assets.

5.    Intangible Assets and Below Market Lease Liabilities

The following table sets forth total intangible assets and acquisition-related below market lease liabilities, net of accumulated amortization:

	June 30, 2020	December 31, 2019
Assets:
Deferred leasing costs (including lease incentives and above market lease and in-place lease acquisition-related intangible assets)	$373,075	$377,472
Less accumulated amortization	(151,170)	(146,125)
	$221,905	$231,347
Liabilities (in accounts payable, accrued expenses and other liabilities):
Acquisition-related below market lease liabilities	$65,039	$65,971
Less accumulated amortization	(36,164)	(34,014)
	$28,875	$31,957

The following table sets forth amortization of intangible assets and below market lease liabilities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Amortization of deferred leasing costs and acquisition-related intangible assets (in depreciation and amortization)	$8,566	$8,759	$17,364	$19,074
Amortization of lease incentives (in rental and other revenues)	$429	$460	$919	$3,308
Amortization of acquisition-related intangible assets (in rental and other revenues)	$321	$343	$609	$700
Amortization of acquisition-related intangible assets (in rental property and other expenses)	$138	$139	$277	$276
Amortization of acquisition-related below market lease liabilities (in rental and other revenues)	$(1,517)	$(1,763)	$(3,083)	$(3,416)

The following table sets forth scheduled future amortization of intangible assets and below market lease liabilities:

	Amortization of Deferred Leasing Costs and Acquisition-Related Intangible Assets (in Depreciation and Amortization)	Amortization of Lease Incentives (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental Property and Other Expenses)	Amortization of Acquisition-Related Below Market Lease Liabilities (in Rental and Other Revenues)
July 1 through December 31, 2020	$18,951	$831	$529	$233	$(2,874)
2021	33,989	1,415	767	—	(5,013)
2022	29,787	1,204	601	—	(3,982)
2023	26,329	1,121	447	—	(3,607)
2024	23,306	975	373	—	(2,939)
Thereafter	74,561	4,325	2,161	—	(10,460)
	$206,923	$9,871	$4,878	$233	$(28,875)
Weighted average remaining amortization periods as of June 30, 2020 (in years)	8.4	9.1	9.5	0.5	8.7

6.    Mortgages and Notes Payable

The following table sets forth our mortgages and notes payable:

	June 30, 2020	December 31, 2019
Secured indebtedness	$94,336	$95,303
Unsecured indebtedness	2,255,277	2,461,425
Less-unamortized debt issuance costs	(11,951)	(13,018)
Total mortgages and notes payable, net	$2,337,662	$2,543,710

At June 30, 2020, our secured mortgage loan was collateralized by real estate assets with an undepreciated book value of $147.4 million.

Our $600.0 million unsecured revolving credit facility is scheduled to mature in January 2022 and includes an accordion feature that allows for an additional $400.0 million of borrowing capacity subject to additional lender commitments. Assuming no defaults have occurred, we have an option to extend the maturity for two additional six-month periods. The interest rate at our current credit ratings is LIBOR plus 100 basis points and the annual facility fee is 20 basis points. There was $14.0 million outstanding under our revolving credit facility at June 30, 2020. There were no amounts outstanding under our revolving credit facility at July 21, 2020. At both June 30, 2020 and July 21, 2020, we had $0.1 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at June 30, 2020 and July 21, 2020 was $585.9 million and $599.9 million, respectively.

We are currently in compliance with financial covenants with respect to our consolidated debt.

We have considered our short-term liquidity needs within one year from July 28, 2020 (the date of issuance of the quarterly financial statements) and the adequacy of our estimated cash flows from operating activities and other available financing sources to meet these needs. In particular, we have considered our scheduled debt maturities during such one-year period, including the $300.0 million principal amount of unsecured notes due June 15, 2021. We have concluded it is probable we will meet these short-term liquidity requirements through a combination of the following:

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

Amounts reported in accumulated other comprehensive income/(loss) related to derivatives will be reclassified to interest expense as interest payments are made on our debt. During the period from July 1, 2020 through June 30, 2021, we estimate that $0.5 million will be reclassified as a net increase to interest expense.

The following table sets forth the fair value of our derivatives:

	June 30, 2020	December 31, 2019
Derivatives:
Derivatives designated as cash flow hedges in accounts payable, accrued expenses and other liabilities:
Interest rate swaps	$1,237	$154

The following table sets forth the effect of our cash flow hedges on accumulated other comprehensive income/(loss) and interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Derivatives Designated as Cash Flow Hedges:
Amount of unrealized losses recognized in accumulated other comprehensive income/(loss) on derivatives:
Interest rate swaps	$(103)	$(646)	$(1,236)	$(2,550)
Amount of (gains)/losses reclassified out of accumulated other comprehensive income/(loss) into interest expense:
Interest rate swaps	$75	$(360)	$3	$(875)

8.	Noncontrolling Interests

Noncontrolling Interests in Consolidated Affiliates

At June 30, 2020, our noncontrolling interests in consolidated affiliates relate to our joint venture partners’ 50.0% interest in office properties in Richmond and 20.0% interest in an office development property in Tampa. Our joint venture partners are unrelated third parties.

Noncontrolling Interests in the Operating Partnership

The following table sets forth the Company’s noncontrolling interests in the Operating Partnership:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Beginning noncontrolling interests in the Operating Partnership	$100,674	$127,976	$133,216	$105,960
Adjustment of noncontrolling interests in the Operating Partnership to fair value	5,776	(14,722)	(36,525)	8,532
Issuances of Common Units	—	—	6,163	—
Conversions of Common Units to Common Stock	—	(222)	—	(353)
Net income attributable to noncontrolling interests in the Operating Partnership	1,017	1,044	5,977	1,237
Distributions to noncontrolling interests in the Operating Partnership	(1,364)	(1,298)	(2,728)	(2,598)
Total noncontrolling interests in the Operating Partnership	$106,103	$112,778	$106,103	$112,778

The following table sets forth net income available for common stockholders and transfers from the Company’s noncontrolling interests in the Operating Partnership:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income available for common stockholders	$37,028	$39,422	$222,501	$46,677
Increase in additional paid in capital from conversions of Common Units to Common Stock	—	222	—	353
Issuances of Common Units	—	—	(6,163)	—
Change from net income available for common stockholders and transfers from noncontrolling interests	$37,028	$39,644	$216,338	$47,030

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

The following table sets forth our assets and liabilities and the Company’s noncontrolling interests in the Operating Partnership that are measured or disclosed at fair value within the fair value hierarchy:

		Level 1	Level 2	Level 3
	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
Fair Value at June 30, 2020:
Assets:
Mortgages and notes receivable, at fair value (1)	$1,440	$—	$1,440	$—
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	2,111	2,111	—	—
Impaired real estate assets	2,053	—	—	2,053
Total Assets	$5,604	$2,111	$1,440	$2,053
Noncontrolling Interests in the Operating Partnership	$106,103	$106,103	$—	$—
Liabilities:
Mortgages and notes payable, net, at fair value (1)	$2,421,024	$—	$2,421,024	$—
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	1,237	—	1,237	—
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	2,111	2,111	—	—
Total Liabilities	$2,424,372	$2,111	$2,422,261	$—

Fair Value at December 31, 2019:
Assets:
Mortgages and notes receivable, at fair value (1)	$1,501	$—	$1,501	$—
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	2,345	2,345	—	—
Total Assets	$3,846	$2,345	$1,501	$—
Noncontrolling Interests in the Operating Partnership	$133,216	$133,216	$—	$—
Liabilities:
Mortgages and notes payable, net, at fair value (1)	$2,615,776	$—	$2,615,776	$—
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	154	—	154	—
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	2,345	2,345	—	—
Total Liabilities	$2,618,275	$2,345	$2,615,930	$—

__________
(1)    Amounts are not recorded at fair value on our Consolidated Balance Sheets at June 30, 2020 and December 31, 2019.

The Level 3 impaired real estate assets measured at a fair value of $2.1 million in the second quarter of 2020 include a non-core office building. The impairment resulted from a change in our assumptions about the use of the assets and was calculated using brokers’ opinions of value, letters of intent and comparable sales as observable inputs were not available.

10.	Share-Based Payments

During the six months ended June 30, 2020, the Company granted 83,116 shares of time-based restricted stock and 66,188 shares of total return-based restricted stock with weighted average grant date fair values per share of $44.88 and $38.31, respectively. We recorded share-based compensation expense of $1.2 million and $0.9 million during the three months ended June 30, 2020 and 2019, respectively, and $3.7 million and $5.5 million during the six months ended June 30, 2020 and 2019, respectively. At June 30, 2020, there was $7.7 million of total unrecognized share-based compensation costs, which will be recognized over a weighted average remaining contractual term of 2.2 years.

11.	Accumulated Other Comprehensive Income/(Loss)

The following table sets forth the components of accumulated other comprehensive income/(loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cash flow hedges:
Beginning balance	$(1,676)	$7,494	$(471)	$9,913
Unrealized losses on cash flow hedges	(103)	(646)	(1,236)	(2,550)
Amortization of cash flow hedges (1)	75	(360)	3	(875)
Total accumulated other comprehensive income/(loss)	$(1,704)	$6,488	$(1,704)	$6,488
__________
(1)    Amounts reclassified out of accumulated other comprehensive income/(loss) into interest expense.

12.	Real Estate and Other Assets Held For Sale
The following table sets forth the assets held for sale at June 30, 2020 and December 31, 2019, which are considered non-core:

	June 30, 2020	December 31, 2019
Assets:
Land	$—	$4,815
Buildings and tenant improvements	—	29,581
Less-accumulated depreciation	—	(16,775)
Net real estate assets	—	17,621
Accrued straight-line rents receivable	—	2,073
Deferred leasing costs, net	—	1,096
Real estate and other assets, net, held for sale	$—	$20,790

13.	Earnings Per Share and Per Unit

The following table sets forth the computation of basic and diluted earnings per share of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Earnings per Common Share - basic:
Numerator:
Net income	$38,956	$41,394	$230,296	$49,780
Net (income) attributable to noncontrolling interests in the Operating Partnership	(1,017)	(1,044)	(5,977)	(1,237)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(289)	(306)	(574)	(622)
Dividends on Preferred Stock	(622)	(622)	(1,244)	(1,244)
Net income available for common stockholders	$37,028	$39,422	$222,501	$46,677
Denominator:
Denominator for basic earnings per Common Share – weighted average shares (1)	103,886	103,693	103,849	103,647
Net income available for common stockholders	$0.36	$0.38	$2.14	$0.45
Earnings per Common Share - diluted:
Numerator:
Net income	$38,956	$41,394	$230,296	$49,780
Net (income) attributable to noncontrolling interests in consolidated affiliates	(289)	(306)	(574)	(622)
Dividends on Preferred Stock	(622)	(622)	(1,244)	(1,244)
Net income available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	$38,045	$40,466	$228,478	$47,914
Denominator:
Denominator for basic earnings per Common Share – weighted average shares (1)	103,886	103,693	103,849	103,647
Add:
Stock options using the treasury method	2	19	13	20
Noncontrolling interests Common Units	2,842	2,733	2,819	2,735
Denominator for diluted earnings per Common Share – adjusted weighted average shares and assumed conversions	106,730	106,445	106,681	106,402
Net income available for common stockholders	$0.36	$0.38	$2.14	$0.45
__________

(1)	Includes all unvested restricted stock where dividends on such restricted stock are non-forfeitable.

The following table sets forth the computation of basic and diluted earnings per unit of the Operating Partnership:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Earnings per Common Unit - basic:
Numerator:
Net income	$38,956	$41,394	$230,296	$49,780
Net (income) attributable to noncontrolling interests in consolidated affiliates	(289)	(306)	(574)	(622)
Distributions on Preferred Units	(622)	(622)	(1,244)	(1,244)
Net income available for common unitholders	$38,045	$40,466	$228,478	$47,914
Denominator:
Denominator for basic earnings per Common Unit – weighted average units (1)	106,319	106,017	106,259	105,973
Net income available for common unitholders	$0.36	$0.38	$2.15	$0.45
Earnings per Common Unit - diluted:
Numerator:
Net income	$38,956	$41,394	$230,296	$49,780
Net (income) attributable to noncontrolling interests in consolidated affiliates	(289)	(306)	(574)	(622)
Distributions on Preferred Units	(622)	(622)	(1,244)	(1,244)
Net income available for common unitholders	$38,045	$40,466	$228,478	$47,914
Denominator:
Denominator for basic earnings per Common Unit – weighted average units (1)	106,319	106,017	106,259	105,973
Add:
Stock options using the treasury method	2	19	13	20
Denominator for diluted earnings per Common Unit – adjusted weighted average units and assumed conversions	106,321	106,036	106,272	105,993
Net income available for common unitholders	$0.36	$0.38	$2.15	$0.45
__________

(1)	Includes all unvested restricted stock where distributions on such restricted stock are non-forfeitable.

14.	Segment Information

The following tables summarize the rental and other revenues and net operating income, the primary industry property-level performance metric used by our chief operating decision maker and which is defined as rental and other revenues less rental property and other expenses, for each of our reportable segments. Our segment information for the three and six months ended June 30, 2019 has been retrospectively revised from previously reported amounts to reflect a change in our reportable segments as a result of recent dispositions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Rental and Other Revenues:
Office:
Atlanta	$36,537	$37,692	$74,496	$73,995
Charlotte	9,010	—	17,943	—
Nashville	34,622	33,109	69,119	64,508
Orlando	12,304	12,995	25,326	26,927
Pittsburgh	14,676	14,994	29,624	30,309
Raleigh	31,202	30,673	63,755	59,770
Richmond	11,834	12,341	24,094	24,627
Tampa	25,358	23,497	50,602	39,068
Total Office Segment	175,543	165,301	354,959	319,204
Other	7,610	18,769	20,994	37,229
Total Rental and Other Revenues	$183,153	$184,070	$375,953	$356,433

Net Operating Income:
Office:
Atlanta	$23,901	$24,819	$49,084	$48,242
Charlotte	7,123	—	14,325	—
Nashville	25,132	24,208	49,885	46,526
Orlando	7,750	8,007	15,755	16,563
Pittsburgh	9,350	8,895	18,020	18,029
Raleigh	23,997	22,438	47,633	43,297
Richmond	8,508	8,610	17,199	17,162
Tampa	17,663	14,291	34,196	21,376
Total Office Segment	123,424	111,268	246,097	211,195
Other	4,610	12,244	12,535	24,129
Total Net Operating Income	128,034	123,512	258,632	235,324
Reconciliation to net income:
Depreciation and amortization	(59,461)	(59,460)	(120,611)	(128,664)
Impairments of real estate assets	(1,778)	(531)	(1,778)	(531)
General and administrative expenses	(10,084)	(9,560)	(21,014)	(21,941)
Interest expense	(19,840)	(20,356)	(41,117)	(39,095)
Other income/(loss)	588	321	657	(3,445)
Gains on disposition of property	318	6,703	153,385	6,703
Equity in earnings of unconsolidated affiliates	1,179	765	2,142	1,429
Net income	$38,956	$41,394	$230,296	$49,780

15.	Contingencies

Since early March 2020, efforts to slow the spread of the COVID-19 virus have had a significant impact on the U.S. economy. We continue to follow the policies described in Notes 1 and 2 to our Consolidated Financial Statements contained in our 2019 Annual Report on Form 10-K, including those related to impairments of real estate assets and investments in unconsolidated affiliates, leases and estimates of credit losses on operating lease receivables. While the results of our current analyses did not result in any material adjustments to amounts as of June 30, 2020 and during the three and six months ended June 30, 2020, circumstances related to the COVID-19 pandemic may result in recording impairments, lease modifications and credit losses in future periods.

16.	Subsequent Events

On July 1, 2020, we sold two buildings in Memphis for an aggregate sale price of $23.3 million and expect to record aggregate gains on disposition of property of $9.3 million.

On July 28, 2020, the Company declared a cash dividend of $0.48 per share of Common Stock, which is payable on September 9, 2020 to stockholders of record as of August 17, 2020.

See also Note 15 for information regarding the potential impact of the COVID-19 pandemic in future periods. The severity and duration of the COVID-19 pandemic and the resulting economic recession and the future demand for office space over the long-term are difficult to predict and could materially and adversely impact or disrupt our financial condition, results of operations, cash flows and performance.

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

Disclosure Regarding Forward-Looking Statements

Some of the information in this Quarterly Report may contain forward-looking statements. Such statements include, in particular, statements about our plans, strategies and prospects under this section. You can identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions or expectations will be achieved. When considering such forward-looking statements, you should keep in mind important factors that could cause our actual results to differ materially from those contained in any forward-looking statement. Currently, one of the most significant factors that could cause actual outcomes to differ materially from our forward-looking statements is the potential adverse effect of the COVID-19 pandemic, and federal, state, and/or local regulatory guidelines and private business actions to control it, on our financial condition, operating results and cash flows, our customers, the real estate market in which we operate, the global economy and the financial markets. The extent to which the COVID-19 pandemic impacts us and our customers will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic and the resulting economic recession and potential changes in customer behavior, among others. Additional factors, many of which may be influenced by the COVID-19 pandemic, that could cause actual outcomes or results to differ materially from those indicated in these statements include:

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

It is still too early to predict when, if and to what extent economic activity will return to pre-COVID-19 levels. While the COVID-19 pandemic did not have a meaningful impact on our second quarter of 2020 financial results, we believe it is likely our financial results for the remainder of 2020 will be adversely impacted by the COVID-19 pandemic. Given the fluidity of the pandemic and its uncertain impact on economic activity, losses related to customer financial difficulties are difficult to predict.

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

While all buildings and parking facilities have remained open for business, the usage of our assets in the second quarter of 2020 was significantly lower than normal due to the COVID-19 pandemic. As a result, parking and parking-related revenues were lower than normal during this period. In addition, our operating expenses, net of expense recoveries, were lower during this period due to reduced electricity, janitorial and other variable expenses. Until usage returns to normal, we expect that reduced usage will continue to result in reduced parking revenues, which will be only partially offset by reduced operating expenses. Usage of our assets for the remainder of 2020, however, depends on the duration of the COVID-19 pandemic, which is difficult to estimate.

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

We assume we will incur losses due to customers that default on their leases, file bankruptcy and/or otherwise experience significant financial difficulty as a result of the COVID-19 pandemic (including $1.2 million recorded in the first six months of 2020), consisting of credit losses of straight-line rent receivables and lower rent payments. Given the fluidity of the pandemic and its uncertain impact on economic activity, we cannot estimate such losses during the remainder of 2020. Generally, in cases where an otherwise viable, creditworthy customer has been able to demonstrate disruption due to the complete or partial shutdown of its business operations, we have agreed and/or may agree to defer, but not abate, the payment of rent for a limited period of time. In other cases, we have agreed and/or may agree to abate rent for a limited period of time as consideration for a lease term extension.

The extent of any losses will depend on whether or not the collectability of future rents from customers experiencing financial difficulty is deemed to be probable under GAAP. Through July 21, 2020, we have collected 99% of our contractually required rents for the month of July and are not currently aware of any customer-specific facts or circumstances that indicate a likelihood of any material losses at this point during the third quarter of 2020. To date, we have agreed to grant temporary rent deferrals that represent 1.2% of our annualized rental revenues. In most cases, these deferrals represent approximately two months of a customer’s rent and is expected to be repaid to us prior to the end of 2021.

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

The key components affecting our rental and other revenues are average occupancy, rental rates, cost recovery income, new developments placed in service, acquisitions and dispositions. Average occupancy generally increases during times of improving economic growth, as our ability to lease space outpaces vacancies that occur upon the expirations of existing leases. Average occupancy generally declines during times of slower or negative economic growth, when new vacancies tend to outpace our ability to lease space. Asset acquisitions, dispositions and new developments placed in service directly impact our rental revenues and could impact our average occupancy, depending upon the occupancy rate of the properties that are acquired, sold or placed in service. A further indicator of the predictability of future revenues is the expected lease expirations of our portfolio. As a result, in addition to seeking to increase our average occupancy by leasing current vacant space, we also concentrate our leasing efforts on renewing existing leases prior to expiration. For more information regarding our lease expirations, see “Properties - Lease Expirations” in our 2019 Annual Report on Form 10-K. Occupancy in our office portfolio decreased from 92.0% at December 31, 2019 to 91.1% at June 30, 2020. Without the fluidity of the COVID-19 pandemic and its uncertain impact on economic activity, we would expect average occupancy for our office portfolio to be approximately 90% for the remainder of 2020. However, average occupancy will be lower, perhaps significantly lower, if the COVID-19 pandemic causes vacancies and move-outs due to customers that default on their leases, file bankruptcy and/or otherwise experience significant financial difficulty.

Whether or not our rental revenue tracks average occupancy proportionally depends upon whether GAAP rents under signed new and renewal leases are higher or lower than the GAAP rents under expiring leases. Annualized rental revenues from second generation leases expiring during any particular year are typically less than 15% of our total annual rental revenues. The following table sets forth information regarding second generation office leases signed during the second quarter of 2020 (we define second generation office leases as leases with new customers and renewals of existing customers in office space that has been previously occupied under our ownership and leases with respect to vacant space in acquired buildings):

	New	Renewal	All Office
Leased space (in rentable square feet)	91,007	730,250	821,257
Average term (in years - rentable square foot weighted)	5.1	8.6	8.2
Base rents (per rentable square foot) (1)	$30.02	$29.69	$29.73
Rent concessions (per rentable square foot) (1)	(1.01)	(0.87)	(0.88)
GAAP rents (per rentable square foot) (1)	$29.01	$28.82	$28.85
Tenant improvements (per rentable square foot) (1)	$3.32	$1.25	$1.48
Leasing commissions (per rentable square foot) (1)	$0.89	$0.65	$0.67
__________

(1)	Weighted average per rentable square foot on an annual basis over the lease term.

Annual combined GAAP rents for new and renewal leases signed in the second quarter were $28.85 per rentable square foot, 13.6% higher compared to previous leases in the same office spaces.

We strive to maintain a diverse, stable and creditworthy customer base. We have an internal guideline whereby customers that account for more than 3% of our revenues are periodically reviewed with the Company’s Board of Directors. As of June 30, 2020, no customer accounted for more than 3% of our cash revenues other than the Federal Government and Bank of America, which accounted for 4.9% and 3.9%, respectively, of our cash revenues on an annualized basis. Upon stabilization of the MetLife

III development project in Raleigh, it is expected that MetLife will account for approximately 3.3% of our revenues based on annualized cash revenues for June 2020.

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

Net Operating Income

Whether or not we record increasing net operating income (“NOI”) in our same property portfolio typically depends upon our ability to garner higher rental revenues, whether from higher average occupancy, higher GAAP rents per rentable square foot or higher cost recovery income, that exceed any corresponding growth in operating expenses. Same property NOI was $3.4 million, or 3.1%, higher in the second quarter of 2020 as compared to 2019 due to a decrease of $3.8 million in same property expenses offset by a decrease of $0.4 million in same property revenues. Without the fluidity of the COVID-19 pandemic and its uncertain impact on economic activity, we would expect same property NOI to be higher for the remainder of 2020 as compared to 2019 as higher rental revenues, mostly because higher average GAAP rents per rentable square foot, would be expected to more than offset an anticipated increase in same property operating expenses, particularly higher property taxes. However, same property NOI will be negatively impacted if the COVID-19 pandemic causes losses related to customer difficulties or slower than originally anticipated speculative new leasing. As a result, we cannot estimate whether same property NOI for the remainder of 2020 will be higher or lower as compared to 2019.

In addition to the effect of same property NOI, whether or not NOI increases typically depends upon whether the NOI from our acquired properties and development properties placed in service exceeds the NOI from property dispositions. NOI was $4.5 million, or 3.7%, higher in the second quarter of 2020 as compared to 2019 due to acquisitions, higher same property NOI and development properties placed in service, partly offset by NOI lost from property dispositions. We expect NOI to be lower for the remainder of 2020 as compared to 2019 due to NOI lost from property dispositions, partly offset by acquisitions and development properties placed in service. Like with same property NOI, NOI will be further negatively impacted if the COVID-19 pandemic causes losses related to customer difficulties or slower than originally anticipated speculative new leasing.

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

Liquidity and Capital Resources

We continue to maintain a conservative and flexible balance sheet. We believe we have ample liquidity. As of July 21, 2020, we had approximately $6 million of existing cash and zero drawn on our $600 million revolving credit facility, which is scheduled to mature in January 2022. Assuming we are in compliance with our covenants, we have an option to extend the maturity for two additional six-month periods. At June 30, 2020, our leverage ratio, as measured by the ratio of our mortgages and notes payable and outstanding preferred stock to the undepreciated book value of our assets, was 36.8% and there were 106.7 million diluted shares of Common Stock outstanding.

Rental and other revenues are our principal source of funds to meet our short-term liquidity requirements. Other sources of funds for short-term liquidity needs include available working capital and borrowings under our revolving credit facility, which had $599.9 million of availability at July 21, 2020. Our short-term liquidity requirements primarily consist of operating expenses, interest and principal amortization on our debt, distributions and capital expenditures, including building improvement costs, tenant improvement costs and lease commissions. Building improvements are capital costs to maintain or enhance existing buildings not typically related to a specific customer. Tenant improvements are the costs required to customize space for the specific needs of customers. We anticipate that our available cash and cash equivalents and cash provided by operating activities and planned financing activities, including borrowings under our revolving credit facility, will be adequate to meet our short-term liquidity requirements. We use our revolving credit facility for working capital purposes and for the short-term funding of our development and acquisition activity and, in certain instances, the repayment of other debt. Continued ability to borrow under the revolving credit facility allows us to quickly capitalize on strategic opportunities at short-term interest rates.

Subject to potential losses in the remainder of 2020 related to customer financial difficulties due to the COVID-19 pandemic, we generally believe existing cash and rental and other revenues will continue to be sufficient to fund short-term liquidity needs such as funding operating and general and administrative expenses, paying interest expense, maintaining our existing quarterly dividend and funding existing portfolio capital expenditures, including building improvement costs, tenant improvement costs and lease commissions. For the full year of 2020, such existing portfolio capital expenditures are expected to be approximately $15 million to $25 million lower as compared to 2019.

Our long-term liquidity uses generally consist of the retirement or refinancing of debt upon maturity, funding of building improvements, new building developments and land infrastructure projects and funding acquisitions of buildings and development land. Our expected future capital expenditures for started and/or committed new development projects were approximately $201 million at June 30, 2020. Additionally, we may, from time to time, retire outstanding equity and/or debt securities through redemptions, open market repurchases, privately negotiated acquisitions or otherwise.

We expect to meet our long-term liquidity needs through a combination of:

•	cash flow from operating activities;

•	bank term loans and borrowings under our revolving credit facility;

•	the issuance of unsecured debt;

•	the issuance of secured debt;

•	the issuance of equity securities by the Company or the Operating Partnership; and

•	the disposition of non-core assets.

We have no debt scheduled to mature during the remainder of 2020 or 2021 except for $300 million principal amount of 3.20% (3.363% effective rate) notes due June 2021. During the remainder of 2020, we forecast funding approximately $89 million of our $503 million development pipeline, which was approximately 60% funded as of June 30, 2020. We generally believe we will be able to satisfy these obligations with existing cash, borrowings under our revolving credit facility, new bank term loans, issuance of other unsecured debt, mortgage debt and/or proceeds from the sale of additional non-core assets.

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

Results of Operations

Three Months Ended June 30, 2020 and 2019

Rental and Other Revenues

Rental and other revenues were $0.9 million, or 0.5%, lower in the second quarter of 2020 as compared to 2019 primarily due to property dispositions and lower same property revenues, which decreased rental and other revenues by $10.7 million and $0.4 million, respectively. Same property rental and other revenues were lower primarily due to lower cost recovery income and lower parking income as a result of reduced usage of our assets because of the COVID-19 pandemic, partly offset by higher average GAAP rents per rentable square foot. These decreases were partly offset by acquisitions and development properties placed in service, which increased rental and other revenues by $9.1 million and $1.6 million, respectively. We expect rental and other revenues to be lower for the remainder of 2020 as compared to 2019 due to lost revenue from property dispositions and lower parking income as a result of reduced usage of our assets because of the COVID-19 pandemic, partly offset by acquisitions, development properties placed in service and higher same property revenues. Rental and other revenues, particularly same property revenues, could be adversely affected, perhaps significantly, in the event customers default on their leases, file bankruptcy and/or otherwise experience significant financial difficulty or slower than originally anticipated speculative new leasing as a result of the COVID-19 pandemic.

Operating Expenses

Rental property and other expenses were $5.4 million, or 9.0%, lower in the second quarter of 2020 as compared to 2019 primarily due to lower same property operating expenses and property dispositions, which decreased operating expenses by $3.8 million and $3.5 million, respectively. Same property operating expenses were lower primarily due to lower utilities, repairs and maintenance and contract services as a result of reduced usage of our assets because of the COVID-19 pandemic, partly offset by higher property taxes. These decreases were partly offset by acquisitions and development properties placed in service, which increased operating expenses by $1.9 million and $0.4 million, respectively. We expect rental property and other expenses to be lower for the remainder of 2020 as compared to 2019 due to lower operating expenses from property dispositions, partly offset by acquisitions, higher same property operating expenses (net of lower operating expenses as a result of reduced usage of our assets because of the COVID-19 pandemic) and development properties placed in service.

Depreciation and amortization was unchanged in the second quarter of 2020 as compared to 2019 due to acquisitions and development properties placed in service offset by property dispositions. We expect depreciation and amortization to be higher for the remainder of 2020 as compared to 2019 for similar reasons.

We recorded impairments of real estate assets of $1.8 million and $0.5 million in the second quarter of 2020 and 2019, respectively. These impairments resulted from changes in market-based inputs and our assumptions about the use of the assets.

General and administrative expenses were $0.5 million, or 5.5%, higher in the second quarter of 2020 as compared to 2019 primarily due to higher incentive compensation and gains on deferred compensation plan investments in 2020 (which is fully offset by a corresponding increase in deferred compensation that is recorded in other income/(loss)), partly offset by lower salaries and benefits associated with the closure of our Greensboro and Memphis offices. We expect general and administrative expenses to be lower for the remainder of 2020 as compared to 2019 due to lower severance costs, salaries and benefits associated with the closure of our Greensboro and Memphis offices and lower executive retirement and consulting costs, partly offset by higher long-term equity incentive compensation.

Interest Expense

Interest expense was $0.5 million, or 2.5%, lower in the second quarter of 2020 as compared to 2019 primarily due to higher capitalized interest and lower average interest rates, partly offset by higher average debt balances. We expect interest expense to be lower for the remainder of 2020 as compared to 2019 for similar reasons.

Other Income/(Loss)

Other income was $0.3 million higher in the second quarter of 2020 as compared to 2019 primarily due to gains on deferred compensation plan investments in 2020, which is fully offset by a corresponding increase in the deferred compensation expense that is recorded in general and administrative expenses.

Gains on Disposition of Property

Gains on disposition of property were $6.4 million lower in the second quarter of 2020 as compared to 2019 due to the net effect of the disposition activity in such periods.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $0.4 million, or 54.1%, higher in the second quarter of 2020 as compared to 2019 primarily due to higher average occupancy. We generally expect equity in earnings of unconsolidated affiliates to be higher for the remainder of 2020 as compared to 2019 for the same reason. However, equity in earnings of unconsolidated affiliates could be adversely affected, perhaps significantly, in the event customers of our unconsolidated affiliates default on their leases, file bankruptcy and/or otherwise experience significant financial difficulty as a result of the COVID-19 pandemic.

Earnings Per Common Share - Diluted

Diluted earnings per common share was $0.02 lower in the second quarter of 2020 as compared to 2019 due to a decrease in net income for the reasons discussed above.

Six Months Ended June 30, 2020 and 2019

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

Rental and Other Revenues

Rental and other revenues were $19.5 million, or 5.5%, higher in the first six months of 2020 as compared to 2019 primarily due to acquisitions, higher same property revenues and development properties placed in service, which increased rental and other revenues by $18.1 million, $12.8 million and $5.9 million, respectively. Same property rental and other revenues were higher primarily due to higher average GAAP rents per rentable square foot and no credit losses and write-offs associated with Laser Spine Institute, partly offset by lower cost recovery income and lower parking income as a result of reduced usage of our assets because of the COVID-19 pandemic. These increases were partly offset by lost revenue of $16.7 million from property dispositions.

Operating Expenses

Rental property and other expenses were $3.8 million, or 3.1%, lower in the first six months of 2020 as compared to 2019 primarily due to property dispositions and lower same property operating expenses, which decreased operating expenses by $5.2 million and $2.7 million, respectively. Same property operating expenses were lower primarily due to lower utilities, repairs and maintenance and contract services as a result of reduced usage of our assets because of the COVID-19 pandemic, partly offset by higher property taxes. These decreases were partly offset by acquisitions and development properties placed in service, which increased operating expenses by $3.7 million and $1.3 million, respectively.

Depreciation and amortization was $8.1 million, or 6.3%, lower in the first six months of 2020 as compared to 2019 primarily due to accelerated depreciation and amortization of tenant improvements and deferred leasing costs associated with Laser Spine Institute in 2019 and property dispositions, partly offset by acquisitions and development properties placed in service.

We recorded impairments of real estate assets of $1.8 million and $0.5 million in the first six months of 2020 and 2019, respectively. These impairments resulted from changes in market-based inputs and our assumptions about the use of the assets.

General and administrative expenses were $0.9 million, or 4.2%, lower in the first six months of 2020 as compared to 2019 primarily due to lower long-term equity incentive compensation, partly offset by higher severance costs associated with the closure of our Greensboro and Memphis offices.

Interest Expense

Interest expense was $2.0 million, or 5.2%, higher in the first six months of 2020 as compared to 2019 primarily due to higher average debt balances, partly offset by lower average interest rates and higher capitalized interest.

Other Income/(Loss)

Other income was $0.7 million in the first six months of 2020 as compared to a loss of $3.4 million in 2019 primarily due to the write-off of notes receivable associated with Laser Spine Institute in 2019.

Gains on Disposition of Property

Gains on disposition of property were $146.7 million higher in the first six months of 2020 as compared to 2019 primarily due to the completion of the first phase of our market rotation plan of exiting the Greensboro and Memphis markets in 2020.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $0.7 million, or 49.9%, higher in the first six months of 2020 as compared to 2019 primarily due to higher average occupancy.

Earnings Per Common Share - Diluted

Diluted earnings per common share was $1.69 higher in the first six months of 2020 as compared to 2019 due to an increase in net income for the reasons discussed above.

Liquidity and Capital Resources

Statements of Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in the Company’s cash flows (in thousands):

	Six Months Ended June 30,
	2020	2019	Change
Net Cash Provided By Operating Activities	$180,215	$173,289	$6,926
Net Cash Provided by/(Used In) Investing Activities	129,729	(138,827)	268,556
Net Cash Used In Financing Activities	(310,979)	(31,098)	(279,881)
Total Cash Flows	$(1,035)	$3,364	$(4,399)

The increase in net cash provided by operating activities in the first six months of 2020 as compared to 2019 was primarily due to higher net cash from the operations of acquisitions, development properties placed in service and same properties and the settlement of cash flow hedges in 2019, partly offset by property dispositions. Without the fluidity of the COVID-19 pandemic and its uncertain impact on economic activity, we would expect net cash related to operating activities to be higher for the remainder of 2020 as compared to 2019 due to acquisitions and development properties placed in service and the settlement of cash flow hedges in 2019, partly offset by property dispositions. However, net cash related to operating activities will be negatively impacted if the COVID-19 pandemic causes losses related to customer difficulties or slower than originally anticipated speculative new leasing. As a result, we cannot estimate whether net cash related to operating activities for the remainder of 2020 will be higher or lower as compared to 2019.

The change in cash provided by/(used in) investing activities in the first six months of 2020 as compared to 2019 was primarily due to net proceeds from disposition activity in 2020 and higher acquisition activity in 2019, partly offset by higher investments in development in-process in 2020. We expect uses of cash for investing activities for the remainder of 2020 to be primarily driven by whether or not we acquire and commence development of additional office buildings in the BBDs of our markets. Additionally, as of June 30, 2020, we have approximately $201 million left to fund of our previously-announced development activity in 2020 and future years. We expect these uses of cash for investing activities will be partly offset by proceeds from property dispositions for the remainder of 2020.

The increase in net cash used in financing activities in the first six months of 2020 as compared to 2019 was primarily due to higher net debt borrowings in 2019. Assuming the net effect of our acquisition, disposition and development activity in 2020 results in an increase to our assets, we would expect outstanding debt and/or Common Stock balances to increase.

Capitalization

The following table sets forth the Company’s capitalization (in thousands, except per share amounts):

	June 30, 2020	December 31, 2019
Mortgages and notes payable, net, at recorded book value	$2,337,662	$2,543,710
Preferred Stock, at liquidation value	$28,843	$28,859
Common Stock outstanding	103,897	103,756
Common Units outstanding (not owned by the Company)	2,842	2,724
Per share stock price at period end	$37.33	$48.91
Market value of Common Stock and Common Units	$3,984,567	$5,207,937
Total capitalization	$6,351,072	$7,780,506

At June 30, 2020, our mortgages and notes payable and outstanding preferred stock represented 37.3% of our total capitalization and 36.8% of the undepreciated book value of our assets. See also “Executive Summary - Liquidity and Capital Resources.”

Our mortgages and notes payable as of June 30, 2020 consisted of $94.3 million of secured indebtedness with an interest rate of 4.0% and $2,255.3 million of unsecured indebtedness with a weighted average interest rate of 3.45%. The secured indebtedness was collateralized by real estate assets with an undepreciated book value of $147.4 million. As of June 30, 2020, $264.0 million of our debt does not bear interest at fixed rates or is not protected by interest rate hedge contracts.

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

During the second quarter of 2020, we acquired development land in Raleigh for a purchase price, including capitalized acquisition costs, of $2.3 million.

On July 1, 2020, we sold two buildings in Memphis for an aggregate sale price of $23.3 million and expect to record aggregate gains on disposition of property of $9.3 million.

During the second quarter of 2020, we sold land in Atlanta for a sale price of $2.8 million and recorded a loss on disposition of property of $0.1 million. During the second quarter of 2020, we also recognized $0.4 million of gain related to the satisfaction of a performance obligation as part of a 2016 land sale.

During the second quarter of 2020, we recorded an impairment of real estate assets of $1.8 million, which resulted from a change in market-based inputs and our assumptions about the use of the assets.

As of June 30, 2020, we were developing 0.9 million rentable square feet of office properties. The following table summarizes these announced and in-process office developments:

Property	Market	Rentable Square Feet	Anticipated Total Investment (1)	Investment As Of June 30, 2020 (1)	Pre Leased %	Estimated Completion	Estimated Stabilization
			($ in thousands)
GlenLake Seven (2)	Raleigh	125,700	$43,881	$30,738	100.0%	1Q 21	1Q 21
Virginia Springs II	Nashville	111,000	37,900	20,059	—	4Q 20	3Q 22
Midtown One (3)	Tampa	150,000	71,300	34,462	—	2Q 21	4Q 22
Asurion	Nashville	552,800	285,000	153,563	98.3	4Q 21	1Q 22
		939,500	$438,081	$238,822	71.2%
__________

(1)	Includes deferred lease commissions which are classified in deferred leasing costs on our Consolidated Balance Sheets.

(2)	Recorded on our Consolidated Balance Sheets in land and buildings and tenant improvements, not development in-process.

(3)	We own an 80.0% interest in this consolidated joint venture.

Financing Activity

During the first quarter of 2020, we entered into separate equity distribution agreements with each of Wells Fargo Securities, LLC, BofA Securities, Inc., BTIG, LLC, Capital One Securities, Inc., Fifth Third Securities, Inc., Jefferies LLC, J.P. Morgan Securities LLC, Regions Securities LLC and SunTrust Robinson Humphrey, Inc. Under the terms of the equity distribution agreements, the Company may offer and sell up to $300.0 million in aggregate gross sales price of shares of Common Stock from time to time through such firms, acting as agents of the Company or as principals. Sales of the shares, if any, may be made by means of ordinary brokers’ transactions on the New York Stock Exchange (“NYSE”) or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices or as otherwise agreed with any of such firms. The Company did not issue any shares of Common Stock under these agreements during the second quarter of 2020.

Our $600.0 million unsecured revolving credit facility is scheduled to mature in January 2022 and includes an accordion feature that allows for an additional $400.0 million of borrowing capacity subject to additional lender commitments. Assuming no defaults have occurred, we have an option to extend the maturity for two additional six-month periods. The interest rate at our current credit ratings is LIBOR plus 100 basis points and the annual facility fee is 20 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody’s Investors Service or Standard & Poor’s Ratings Services. There was $14.0 million outstanding under our revolving credit facility at June 30, 2020. There were no amounts outstanding under our revolving credit facility at July 21, 2020. At both June 30, 2020 and July 21, 2020, we had $0.1 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at June 30, 2020 and July 21, 2020 was $585.9 million and $599.9 million, respectively.

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

During the second quarter of 2020, the Company declared and paid a cash dividend of $0.48 per share of Common Stock.

On July 28, 2020, the Company declared a cash dividend of $0.48 per share of Common Stock, which is payable on September 9, 2020 to stockholders of record as of August 17, 2020.

Current and Future Cash Needs

We anticipate that our available cash and cash equivalents, cash flows from operating activities and other available financing sources, including the issuance of debt securities by the Operating Partnership, the issuance of secured debt, bank term loans, borrowings under our revolving credit facility, the issuance of equity securities by the Company or the Operating Partnership and the disposition of non-core assets, will be adequate to meet our short-term liquidity requirements, including the $300.0 million principal amount of unsecured notes due June 15, 2021.

We had $4.8 million of cash and cash equivalents as of June 30, 2020. The unused capacity of our revolving credit facility at June 30, 2020 and July 21, 2020 was $585.9 million and $599.9 million, respectively, excluding an accordion feature that allows for an additional $400.0 million of borrowing capacity subject to additional lender commitments.

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

During the remainder of 2020, we also expect to sell an additional $72 million to $127 million of properties no longer considered to be core assets due to location, age, quality and/or overall strategic fit. We can make no assurance, however, that we will sell any non-core assets or, if we do, what the timing or terms of any such sale will be.

See also “Executive Summary - Liquidity and Capital Resources.”

Critical Accounting Estimates

There were no changes made by management to the critical accounting policies in the six months ended June 30, 2020. For a description of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our 2019 Annual Report on Form 10-K.

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

The following table sets forth the Company’s FFO, FFO available for common stockholders and FFO available for common stockholders per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Funds from operations:
Net income	$38,956	$41,394	$230,296	$49,780
Net (income) attributable to noncontrolling interests in consolidated affiliates	(289)	(306)	(574)	(622)
Depreciation and amortization of real estate assets	58,764	58,720	119,196	127,202
Impairments of depreciable properties	1,778	—	1,778	—
(Gains) on disposition of depreciable properties	—	(6,703)	(152,661)	(6,703)
Unconsolidated affiliates:
Depreciation and amortization of real estate assets	581	622	1,150	1,202
Funds from operations	99,790	93,727	199,185	170,859
Dividends on Preferred Stock	(622)	(622)	(1,244)	(1,244)
Funds from operations available for common stockholders	$99,168	$93,105	$197,941	$169,615
Funds from operations available for common stockholders per share	$0.93	$0.87	$1.86	$1.59
Weighted average shares outstanding (1)	106,730	106,445	106,681	106,402
__________

(1)	Includes assumed conversion of all potentially dilutive Common Stock equivalents.

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

As of June 30, 2020, our same property portfolio consisted of 171 in-service properties encompassing 25.3 million rentable square feet that were wholly owned during the entirety of the periods presented (from January 1, 2019 to June 30, 2020). As of December 31, 2019, our same property portfolio consisted of 207 in-service properties encompassing 28.3 million rentable square feet that were wholly owned during the entirety of the periods presented (from January 1, 2018 to December 31, 2019). The change in our same property portfolio was due to the addition of four newly developed properties encompassing 0.4 million rentable square feet placed in service during 2018. These additions were offset by the removal of 40 properties encompassing 3.5 million rentable square feet that were sold during 2020.

Rental and other revenues related to properties not in our same property portfolio were $17.5 million and $18.0 million for the three months ended June 30, 2020 and 2019, respectively, and $40.5 million and $33.8 million for the six months ended June 30, 2020 and 2019, respectively. Rental property and other expenses related to properties not in our same property portfolio were $3.7 million and $5.3 million for the three months ended June 30, 2020 and 2019, respectively, and $9.7 million and $10.9 million for the six months ended June 30, 2020 and 2019, respectively.

The following table sets forth the Company’s NOI, same property NOI and same property cash NOI (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$38,956	$41,394	$230,296	$49,780
Equity in earnings of unconsolidated affiliates	(1,179)	(765)	(2,142)	(1,429)
Gains on disposition of property	(318)	(6,703)	(153,385)	(6,703)
Other (income)/loss	(588)	(321)	(657)	3,445
Interest expense	19,840	20,356	41,117	39,095
General and administrative expenses	10,084	9,560	21,014	21,941
Impairments of real estate assets	1,778	531	1,778	531
Depreciation and amortization	59,461	59,460	120,611	128,664
Net operating income	128,034	123,512	258,632	235,324
Non same property and other net operating income	(13,831)	(12,698)	(30,769)	(22,974)
Same property net operating income	$114,203	$110,814	$227,863	$212,350

Same property net operating income	$114,203	$110,814	$227,863	$212,350
Lease termination fees, straight-line rent and other non-cash adjustments (1)	(12,091)	(6,704)	(19,798)	(6,395)
Same property cash net operating income	$102,112	$104,110	$208,065	$205,955
__________
(1)    Includes $4.5 million of temporary rent deferrals granted by the Company during the three and six months ended June 30, 2020.

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

At June 30, 2020, we had $2,035.6 million principal amount of fixed rate debt outstanding, a $0.1 million decrease as compared to December 31, 2019, excluding debt with a variable rate that is effectively fixed by related interest rate hedge contracts. The estimated aggregate fair market value of this debt was $2,122.1 million. If interest rates had been 100 basis points higher, the aggregate fair market value of our fixed rate debt would have been $119.4 million lower. If interest rates had been 100 basis points lower, the aggregate fair market value of our fixed rate debt would have been $129.5 million higher.

At June 30, 2020, we had $264.0 million of variable rate debt outstanding, a $207.0 million decrease as compared to December 31, 2019, not protected by interest rate hedge contracts. If the weighted average interest rate on this variable rate debt had been 100 basis points higher or lower, the annual interest expense at June 30, 2020 would increase or decrease by $2.6 million.

At June 30, 2020, we had $50.0 million of variable rate debt outstanding with $50.0 million of related floating-to-fixed interest rate swaps. These swaps effectively fix the underlying one-month LIBOR rate at a weighted average rate of 1.693%. If the underlying LIBOR interest rates increase or decrease by 100 basis points, the aggregate fair market value of the swaps at June 30, 2020 would increase by $0.7 million or decrease by $0.8 million, respectively.

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

SEC rules also require us to establish and maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in internal control over financial reporting during the three months ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were also no changes in internal control over financial reporting during the three months ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

For a discussion of our potential risks and uncertainties, see the information below and under the heading “Business - Risk Factors” set forth in our 2019 Annual Report on Form 10-K.

The COVID-19 pandemic and the resulting economic recession could materially and adversely impact or disrupt our financial condition, results of operations, cash flows and performance. The COVID-19 pandemic has had, and another pandemic in the future could have, repercussions across regional and global economies and financial markets. The spread of COVID-19 in many countries, including the United States, has significantly adversely impacted global economic activity, including causing a worldwide economic recession, and has contributed to significant volatility and negative pressure in financial markets. The global impact of the pandemic has been rapidly evolving and many countries, including the United States, continue to react by instituting stay-at-home orders, restricting many business and travel activities, mandating the complete closures of certain business and schools and taking other actions to mitigate the spread of the virus, most of which have a negative effect on economic activity. Furthermore, many private businesses, including some of our customers, have recommended certain of their employees to continue to work from home or are rotating employees in and out of the office to encourage social distancing in the workplace.

We cannot predict when, if and to what extent these restrictions and other actions will end and when, if and to what extent economic activity will return to pre-COVID-19 levels. The COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including industries in which we and our customers operate. A number of our customers have requested rent relief during this pandemic. In addition, many of our employees are currently working remotely. An extended period of work-from-home arrangements involving our employees could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business.

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

•	the reduced economic activity could result in a prolonged and severe recession, which could negatively impact our prospects for leasing additional space and/or renewing leases with existing customers;

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

•
potential changes in customer behavior, such as the continued social acceptance, desirability and perceived economic benefits of work-from-home arrangements, could materially and negatively impact the future demand for office space over the long-term; and

•
the potential negative impact on the health of our employees, particularly if a significant number of them are impacted, could result in a deterioration in our ability to ensure business continuity during this disruption.

The extent to which the COVID-19 pandemic impacts our operations and those of our customers will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic and the resulting economic recession, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic, social and behavioral effects of the pandemic and containment measures, among others. Financial difficulties experienced by our customers, including the potential for bankruptcies or other early terminations of their leases, could reduce our cash flows, which could impact our ability to continue paying dividends to our stockholders at expected levels or at all.

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

ITEM 6. EXHIBITS

Exhibit Number	Description
10	Highwoods Properties, Inc. 2020 Employee Stock Purchase Plan
31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Company
31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Company
31.3	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Operating Partnership
31.4	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Operating Partnership
32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Company
32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Company
32.3	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Operating Partnership
32.4	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Operating Partnership
101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: July 28, 2020