Form 10-K
period 2020-12-31
HIGHWOODS PROPERTIES, INC.; HIGHWOODS REALTY LTD PARTNERSHIP
filed 2021-02-09
CIK 921082, 941713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2020
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
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
Highwoods Properties, Inc.  Yes  ☒    No ☐    Highwoods Realty Limited Partnership  Yes  ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
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
Highwoods Properties, Inc.  ☐        Highwoods Realty Limited Partnership   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
Highwoods Properties, Inc.  ☒    Highwoods Realty Limited Partnership    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Highwoods Properties, Inc.  Yes  ☐    No ☒    Highwoods Realty Limited Partnership  Yes  ☐    No ☒

The aggregate market value of shares of Common Stock of Highwoods Properties, Inc. held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on June 30, 2020 was approximately $3.8 billion. At January 29, 2021, there were 103,921,110 shares of Common Stock outstanding.

There is no public trading market for the Common Units of Highwoods Realty Limited Partnership. As a result, an aggregate market value of the Common Units of Highwoods Realty Limited Partnership cannot be determined.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of Highwoods Properties, Inc. to be filed in connection with its Annual Meeting of Stockholders to be held May 11, 2021 are incorporated by reference in Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14.

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

Certain information contained herein is presented as of January 29, 2021, the latest practicable date for financial information prior to the filing of this Annual Report.

This report combines the Annual Reports on Form 10-K for the period ended December 31, 2020 of the Company and the Operating Partnership. We believe combining the annual reports into this single report results in the following benefits:

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

To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•Item 6 - Selected Financial Data;

•Item 9A - Controls and Procedures;

•Item 15 - Certifications of CEO and CFO Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act;

•Consolidated Financial Statements; and

•the following Notes to Consolidated Financial Statements:

•Note 11 - Equity;

•Note 15 - Earnings Per Share and Per Unit; and

•Note 18 - Quarterly Financial Data.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

PART I

ITEM 1. BUSINESS

General

Highwoods Properties, Inc., headquartered in Raleigh, is a publicly-traded real estate investment trust (“REIT”). The Company is a fully integrated office REIT that owns, develops, acquires, leases and manages properties primarily in the best business districts (BBDs) of Atlanta, Charlotte, Nashville, Orlando, Pittsburgh, Raleigh, Richmond and Tampa. Our Common Stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “HIW.”

At December 31, 2020, the Company owned all of the Preferred Units and 103.5 million, or 97.3%, of the Common Units in the Operating Partnership. Limited partners owned the remaining 2.8 million Common Units. Generally, the Operating Partnership is obligated to redeem each Common Unit at the request of the holder thereof for cash equal to the value of one share of Common Stock based on the average of the market price for the 10 trading days immediately preceding the notice date of such redemption, provided that the Company, at its option, may elect to acquire any such Common Units presented for redemption for cash or one share of Common Stock. The Common Units owned by the Company are not redeemable.

The Company was incorporated in Maryland in 1994. The Operating Partnership was formed in North Carolina in 1994. Our executive offices are located at 3100 Smoketree Court, Suite 600, Raleigh, NC 27604, and our telephone number is (919) 872-4924.

Our primary business is the operation, acquisition and development of office properties. There are no material inter-segment transactions. See Note 17 to our Consolidated Financial Statements for a summary of the rental and other revenues, net operating income and assets for each reportable segment.

Our website is www.highwoods.com. In addition to this Annual Report, all quarterly and current reports, proxy statements, interactive data and other information are made available, without charge, on our website as soon as reasonably practicable after they are filed or furnished with the Securities and Exchange Commission (“SEC”). Information on our website is not considered part of this Annual Report.

During 2020, the Company filed unqualified Section 303A certifications with the NYSE. The Company and the Operating Partnership have also filed the CEO and CFO certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as exhibits to this Annual Report.

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

Sustainability

We are firmly committed to our intrinsic and societal responsibility to routinely minimize all environmental impacts resulting from our development and operation of our properties. We are devoted to creating healthy and productive workspaces for our customers and communities. More information regarding our sustainability strategy is available in the Company’s Proxy Statement filed in connection with its annual meeting of stockholders and under the “Service Not Space/Sustainability” section of our website. Information on our website is not considered part of this Annual Report.

Government Regulation

We are subject to laws, rules and regulations of the United States and the states and local municipalities in which we operate, including laws and regulations relating to environmental protection and human health and safety. Compliance with these laws, rules and regulations has not had, and is not expected to have, a material effect on our capital expenditures, results of operations and competitive position as compared to prior periods. For more information about environmental laws and regulations, see “Item 1A. Risk Factors - Risks Related to our Operations - Costs of complying with governmental laws and regulations may adversely affect our results of operations.”

Information Security

We face risks associated with security breaches through cyber attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology networks and related systems. The audit committee of the Company’s Board of Directors is responsible for overseeing management’s risk assessment and risk management processes designed to monitor and control information security risk. Management, including the Company’s chief information officer, regularly briefs the audit committee on information security matters. These briefings occur as often as needed, but in no event less than once a year. The Company’s chief information officer also briefs management’s information technology steering committee, which includes the CEO and CFO, as often as needed, but in no event less than four times a year.

We have adopted and implemented an approach to identify and mitigate information security risks that we believe is commercially reasonable for real estate companies, including many of the best practices of the National Institute of Standards and Technology cyber security framework. Since January 1, 2018, we have not experienced any information security breaches that resulted in any financial loss. We have a cyber risk insurance policy designed to help us mitigate risk exposure by offsetting costs involved with recovery and remediation after an information security breach or similar event. We regularly engage independent third parties to test our information security processes and systems as part of our overall enterprise risk management. We regularly conduct information security training to ensure all employees are aware of information security risks and to enable them to take steps to mitigate such risks. As part of this program, we also take reasonable steps to ensure any employee who may come into possession of confidential financial or health information has received appropriate information security awareness training.

Human Capital Resources

We focus our real estate activities in markets where we have extensive local knowledge and own a significant amount of assets. As a result, we operate division offices in Atlanta, Nashville, Orlando, Pittsburgh, Raleigh, Richmond and Tampa, which are led by seasoned real estate professionals with significant commercial real estate experience managing across multiple economic cycles. Shared corporate services, such as accounting, technology, development, asset management, marketing, human resources, legal and tax, are primarily based in Raleigh. Our senior leadership team, led by our CEO, is based in Raleigh and oversees all of the Company’s operations.

Fully-Integrated. Unlike some other REITs, which outsource the leasing, management, maintenance and/or customer service of their properties to third parties, we are a fully-integrated REIT that fully staffs the leasing, management, maintenance and customer service of our own portfolio. We believe being a fully-integrated REIT is in the best long-term interests of our stockholders for a number of reasons:

•in-house services generally allow us to better anticipate and respond to the many real-time demands of our existing and potential customer base;

•we are able to provide our customers with more cost-effective services such as build-to-suit construction and space modification, including tenant improvements and expansions;

•the depth and breadth of our capabilities and resources provide us with market information not generally available;

•operating efficiencies achieved through our fully-integrated organization provide a competitive advantage in servicing our properties, retaining existing customers and attracting new customers;

•we can ensure the consistent deployment of a comprehensive preventative maintenance program;

•our established detailed service request process creates chain of custody for a customer request and tracks status and response time, which enables proactive identification of any underperforming equipment and vital reconnaissance for process improvement and leverage when specifying all aspects of any new construction; and

•our first-hand relationships with our customers lead to better customer service and often result in customers seeking renewals and additional space.

Above all, being a fully-integrated REIT across these diverse functional areas gives us the benefit of engaging and responding to our customers’ needs as an owner versus a vendor. We believe this distinction, a core component of our Company’s value proposition, translates into improved customer service and higher customer retention.

We had 359 full-time employees as of December 31, 2020, 72 fewer than we had as of December 31, 2019. The reduction in the number of employees was primarily due to our exiting of the Greensboro and Memphis markets and the subsequent closing of those division offices and the resulting synergies garnered from the ongoing simplification of our business. Over the past three years, our average annual turnover rate was less than 10%. As of December 31, 2020, the average tenure of our employees was 10.5 years and the average age was 49.0 years.

Approximately 69% of our employees work in one of our division offices, most of which are directly involved in the management and maintenance of our portfolio. These include property managers, maintenance engineers and technicians, HVAC technicians and project managers. Personnel salaries and related costs of employees directly involved in the management and maintenance of our portfolio are allocated to our portfolio and recorded as rental property and other expenses. Approximately 2% of our employees work in our corporate development department and are directly involved in our development pipeline. When applicable, personnel salaries and related costs of such development employees are capitalized as a development expenditure. Approximately 4% of our employees are leasing professionals principally responsible for leasing our portfolio. When applicable, commissions and related costs of such leasing employees are capitalized as a leasing expenditure. Generally, all other employee costs are recorded as general and administrative expenses. In 2020, the total cost of our workforce, including salaries, commissions, bonuses, equity and non-equity incentive compensation and employee benefits but excluding one-time severance charges, was approximately $58.5 million.

Approximately 31% of our employees are highly specialized and skilled trade professionals, such as maintenance engineers and technicians and HVAC technicians. The average age of our trade professionals is 51.2 years, which is nearly three years older than the average age of the remainder of our employee base. Like many employers in our markets and throughout the country, we believe there may be an increasing shortage of trade professionals in the future as there may not be enough younger trade professionals entering the workforce to replace retiring workers. To that end, we have been working with the local trade schools in our markets to implement an apprenticeship program to encourage and incentivize younger workers to obtain the technical skills necessary to become a trade professional. In turn, we hope this program will create a pipeline of future maintenance engineers and technicians and HVAC technicians to join our Company.

Total Rewards. We strive to provide career opportunities in an energized, inclusive and collaborative environment tailored to retain, attract and reward highly performing employees. We do so in a culture built on the foundations of collegiality, teamwork, hard work, humility, creativity, humor, respect, acceptance, expertise and dedication to each other, our stockholders and our customers.

Our total rewards program, which includes compensation and comprehensive benefits, is crafted to provide fair and competitive pay, insurance plans and other programs to facilitate an overall work-life balance. The program is designed to incentivize and reward employees and emphasize our commitment to exemplary work.

Our total rewards program is constructed to meet certain objectives, such as:

•Competitiveness: Compensate with fair pay for comparable jobs within the current labor market in which we compete for talent (none of our full-time employees earns less than $15.00 per hour);

•Fairness: Reward positive and successful achievements through a consistent pay-for-performance approach administered throughout our Company;

•Career: Communicate performance expectations and provide career enrichment and/or advancement opportunities to promote our long-term commitment to employees;

•Respect: Support a diverse and accepting team striving to maintain balance between career and personal life; and

•Culture: Create and preserve an environment where employees are acknowledged, honored and rewarded for hard work, creativity, energy, collegiality, teamwork, initiative and a measured drive to achieve all in an honest and respectful manner.

In addition to offering competitive salaries and wages, we offer comprehensive, locally relevant and innovative benefits to all eligible employees. These include, among other benefits:

•Comprehensive health insurance coverage;

•Attractive paid time off, including up to 25 vacation days (depending on tenure), two personal holidays, nine company-wide holidays, one volunteer day, sick leave and parental leave for all new parents for births or adoptions;

•Competitive match on contributions to our 401(k) retirement savings plan, in which over 90% of our employees participate; and

•15% discount on purchasing Common Stock through our employee stock purchase plan, in which nearly 40% of our employees participate.

We do not believe that we have compensation policies or practices that create risks that are reasonably likely to have a material adverse effect on our Company. All employees are paid a base salary. Officers participate in our annual non-equity incentive program. Some non-officer employees are eligible to receive annual bonuses. Approximately 8% of our employees are eligible to receive equity incentive compensation. Other than as described below, we have no compensation policy or program that rewards employees solely on a transaction-specific basis. We have a development cash incentive plan pursuant to which certain employees (but not executive officers) can receive a cash payout from a development incentive pool. The amount of funds available to be earned under the plan depends upon the timing and cash yields of a qualifying development project and is included in the pro forma budget for the project. The program does not create an inappropriate risk because all development projects (inclusive of any such incentive compensation) must be approved in advance by our named executives and, in most cases, the full board or the investment committee of our board, none of whom are eligible to receive such incentives. We also pay our in-house leasing professionals commissions for signed leases. The payment of leasing commissions does not create an inappropriate risk because amounts payable are derived from net effective cash rents (which deducts leasing capital expenditures and operating expenses) and leases must be executed by an officer of our Company, none of whom is eligible to receive such commissions. Generally, lease transactions of a particular size or that contain terms or conditions that exceed certain guidelines also must be approved in advance by our senior leadership team. Additionally, we have an internal guideline whereby customers that account for more than 3% of our annualized revenues are periodically reviewed with the board. As of December 31, 2020, only the Federal Government (4.3%) and Bank of America (4.1%) accounted for more than 3% of our annualized cash revenues.

Employee Empowerment. While we own and operate a collection of high-quality office assets, we believe our team of dedicated real estate professionals is our greatest asset. Over the past five years, by simplifying and streamlining our operations, we have reduced our overall headcount by nearly 100. This right-sizing of our employee base has created, and will continue to create, opportunities for individual career growth. We encourage an “ownership” mentality throughout our Company and empower our employees to continuously seek new and better ways of doing business, particularly in light of the disruptions created by the COVID-19 pandemic.

Health and Safety. Primarily because many of our employees are involved with the management and maintenance of our own portfolio, we have robust health and safety processes and training protocols designed to mitigate workplace incidents, risk and hazards. Among other things, we routinely conduct:

•regulatory-required training of affected employees regarding OSHA compliance;

•training on fire and life safety systems affecting our buildings and building systems;

•training on emergency response procedures affecting our people, our buildings and our customers;

•simulations and table-top exercises to ensure our crisis management and business continuity plans are effective; and

•training on pandemic safety affecting our people, our buildings and our customers.

In addition, in response to the outbreak of COVID-19 in the United States, we prioritized the health and safety of our employees. By mid-March, we transitioned many of our employees in Raleigh and our division offices to working remotely and successfully executed our business continuity plan with no disruption to our financial, operational, communications and other systems.

Diversity and Inclusion. We are an equal opportunity employer, with all qualified applicants receiving consideration for employment without regard to race, color, religion, sex, sexual orientation, gender identity, national origin, disability or protected veteran status. As of December 31, 2020, 36% of our employees were female and 20% of our employees were persons of color. Currently, two of the nine members of our Board of Directors are female and two others are persons of color.

We have a robust diversity and inclusion initiative with the overall goal of creating opportunities for all people in the commercial real estate industry, in the local communities in which we operate and within our own workforce. First, we have established goals and methods to be sure we are providing opportunities to small and minority vendors to compete for work with our Company. Second, we have created a new employee-focused program, called the “Heart of Highwoods,” to provide opportunities for our employees to volunteer for community service in any ways important to them. To support these efforts, we recently added paid volunteer time off to encourage employees to volunteer in our communities. Third, as a result of listening sessions recently facilitated by an outside diversity and inclusion consultant, we have formed a diversity and inclusion group of employees to advocate for diversity and inclusion throughout our Company.

More information regarding our governance policies and human capital programs and initiatives, including our community projects, is available in the Company’s Proxy Statement filed in connection with its annual meeting of stockholders and under the “Meet Highwoods/Highwoods Helps” section of our website. Information on our website is not considered part of this Annual Report.

ITEM 1A. RISK FACTORS

An investment in our securities involves various risks. Investors should carefully consider the following risk factors in conjunction with the other information contained in this Annual Report before trading in our securities. If any of these risks actually occur, our business, results of operations, prospects and financial condition could be adversely affected.

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic and its ongoing impact on the U.S. economy could materially and adversely impact or disrupt our financial condition, results of operations, cash flows and performance. The COVID-19 pandemic has had, and another pandemic in the future could have, repercussions across regional and global economies and financial markets. The spread of COVID-19 in many countries, including the United States, has significantly adversely impacted global economic activity, including initially causing a worldwide economic recession, and has contributed to significant volatility in financial markets. The global impact of the pandemic has been rapidly evolving and many countries, including the United States, continue to react by instituting stay-at-home orders, restricting many business and travel activities, mandating the partial or complete closures of certain business and schools and taking other actions to mitigate the spread of the virus, most of which have a negative effect on economic activity, including the use of and demand for office space. Many private businesses, including some of our customers, have recommended certain of their employees to continue to work from home or are rotating employees in and out of the office to encourage social distancing in the workplace. Due to these events, during 2020, the usage of our assets was significantly lower and, as a result, parking and parking-related revenues were lower during this period.

We cannot predict when, if and to what extent these restrictions and other actions will end and when, if and to what extent economic activity, including the use of and demand for office space, will return to pre-COVID-19 levels. The COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including industries in which we and our customers operate. A number of our customers have requested rent relief during this pandemic. We have also incurred and may in the future incur losses due to customers that default on their leases, file bankruptcy and/or otherwise experience significant financial difficulty as a result of the COVID-19 pandemic. In 2020, such losses totaled $4.5 million, consisting of lost rental revenues resulting from customers that filed bankruptcy or otherwise irrevocably defaulted on their leases and non-cash credit losses of straight-line rent receivables. Of the straight-line rent receivable credit losses incurred during 2020, $1.3 million were due to the conversion of fixed rent leases to percentage rent leases for certain customers that remain in occupancy but have been impacted by social distancing measures. In addition, many of our employees are currently working remotely. An extended period of work-from-home arrangements involving our employees could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business.

The COVID-19 pandemic, or a future pandemic, could also have material and adverse effects on our ability to successfully operate and on our financial condition, results of operations and cash flows due to, among other factors:

•a complete or partial closure of, or other operational issues at, one or more of our properties resulting from government or customer action;

•the reduced economic activity could severely impact our customers’ businesses, financial condition and liquidity and may cause one or more of our customers to be unable to meet their obligations to us in full, or at all, or to otherwise seek modifications of such obligations;

•the reduced economic activity could negatively impact our prospects for leasing additional space and/or renewing leases with existing customers;

•severe disruption and instability in the global financial markets, negative impacts to our credit ratings and deteriorations in credit and financing conditions may affect our ability to access debt and equity capital on attractive terms, or at all, resulting in an inability to fund our business operations, including funding our development pipeline or addressing maturing liabilities on a timely basis, and such an environment may affect our customers’ ability to fund their business operations and meet their obligations to us;

•the financial impact of the COVID-19 pandemic could negatively impact our future compliance with financial covenants of our revolving credit facility and other debt agreements and result in a default and potentially an acceleration of repayment of indebtedness, which in turn could negatively impact our ability to make additional borrowings under our revolving credit facility and pay dividends, among other things;

•weaker economic conditions due to the pandemic could require us to recognize future impairment losses;

•a deterioration in our or our customers’ ability to operate in affected areas or delays in the supply of products or services to us or our customers from vendors that are needed for our or our customers’ operations could adversely affect our operations and those of our customers;

•potential changes in customer behavior, such as the continued social acceptance, desirability and perceived economic benefits of work-from-home arrangements, could materially and negatively impact the future demand for office space over the long-term even after the pandemic subsides; and

•the potential negative impact on the health of our employees, particularly if a significant number of them are impacted, could result in a deterioration in our ability to ensure business continuity during this disruption.

The extent to which the COVID-19 pandemic impacts our operations and those of our customers will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic and its resulting impact on economic activity, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic, social and behavioral effects of the pandemic and containment measures, among others. Financial difficulties experienced by our customers, including the potential for bankruptcies or other early terminations of their leases, could reduce our cash flows, which could impact our ability to continue paying dividends to our stockholders at expected levels or at all.

The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. Nevertheless, the COVID-19 pandemic presents material uncertainty and risk with respect to our financial condition, results of operations, cash flows and performance. Moreover, many of the other risk factors set forth in this Annual Report should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.

Risks Related to our Operations

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

The key components affecting our rental and other revenues are average occupancy, rental rates, cost recovery income, new developments placed in service, acquisitions and dispositions. Average occupancy generally increases during times of improving economic growth, as our ability to lease space outpaces vacancies that occur upon the expirations of existing leases. Average occupancy generally declines during times of slower or negative economic growth, when new vacancies tend to outpace our ability to lease space. In addition, the timing of changes in occupancy levels tends to lag the timing of changes in overall economic activity and employment levels. Occupancy in our office portfolio decreased from 92.0% at December 31, 2019 to 90.3% at December 31, 2020. Average occupancy in 2021 will be lower, perhaps significantly lower, if the COVID-19 pandemic causes vacancies and move-outs due to (a) customers that default on their leases, file bankruptcy or otherwise experience significant financial difficulty and/or (b) potential changes in customer behavior, such as the continued social acceptance, desirability and perceived economic benefits of work-from-home arrangements, which could materially and negatively impact the future demand for office space over the long-term. Further, given the COVID-19 pandemic and its impact on economic activity, we have been experiencing slower speculative new leasing and we expect that trend will continue in 2021. For additional information regarding our average occupancy and rental rate trends over the past five years, see “Item 2. Properties.” Lower rental revenues that result from lower average occupancy or lower rental rates with respect to our same property portfolio will adversely affect our results of operations unless offset by the impact of any newly acquired or developed properties or lower variable operating expenses, general and administrative expenses and/or interest expense.

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

Our results of operations and financial condition could be adversely affected by financial difficulties experienced by a major customer, or by a number of smaller customers, including bankruptcies, insolvencies or general downturns in business. Our operations depend on the financial stability of our customers. A default by a significant customer on its lease payments would cause us to lose the revenue and any other amounts due under such lease. In the event of a customer default or bankruptcy (including as a result of the COVID-19 pandemic), we may experience delays in enforcing our rights as landlord and may incur substantial costs re-leasing the property. We cannot evict a customer solely because of its bankruptcy. On the other hand, a court might authorize the customer to reject and terminate its lease. In such case, our claim against the bankrupt customer for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease. As a result, our claim for unpaid rent would likely not be paid in full and we may be required to write-off deferred leasing costs and recognize credit losses on accrued straight-line rents receivable. These events could adversely impact our financial condition and results of operations.

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

Natural disasters and climate change could have an adverse impact on our cash flow and operating results. Climate change may add to the unpredictability and frequency of natural disasters and severe weather conditions and create additional uncertainty as to future trends and exposures. Many of our buildings are located in areas that are subject to natural disasters and severe weather conditions such as hurricanes, earthquakes, droughts, snow storms, floods and fires. The impact of climate change or the occurrence of natural disasters can delay new development projects, increase investment costs to repair or replace damaged properties, increase operating costs, create additional investment costs to make improvements to existing properties to comply with climate change regulations, increase future property insurance costs and negatively impact the demand for office space.

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

We have obtained title insurance policies for each of our properties, typically in an amount equal to its original purchase price. However, these policies may be for amounts less than the current or future values of our properties, particularly for land parcels on which we subsequently construct a building. In such event, if there is a title defect relating to any of our properties, we could lose some of the capital invested in and anticipated profits from such properties.

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

We face risks associated with security breaches through cyber attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (“IT”) networks and related systems. We face risks associated with security breaches, whether through cyber attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations (including managing our building systems) and, in some cases, may be critical to the operations of certain of our customers. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.

A security breach or other significant disruption involving our IT networks and related systems could:

•disrupt the proper functioning of our networks and systems and therefore our operations and/or those of certain of our customers;

•result in misstated financial reports, violations of loan covenants, missed reporting deadlines and/or missed permitting deadlines;

•result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT;

•result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of, proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or which could expose us to damage claims by third-parties for disruptive, destructive or otherwise harmful purposes and outcomes;

•result in our inability to maintain the building systems relied upon by our customers for the efficient use of their leased space;

•require significant management attention and resources to remedy any damages that result;

•subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or

•damage our reputation among our customers and investors generally.

Additionally, we face potential heightened cybersecurity risks during the COVID-19 pandemic as our level of dependence on our IT networks and related systems increases, stemming from employees working remotely, and the number of malware campaigns and phishing attacks preying on the uncertainties surrounding the COVID-19 pandemic increases. These heightened cybersecurity risks may increase our vulnerability to cyber attacks and cause disruptions to our internal control procedures.

Any or all of the foregoing could have a material adverse effect on our results of operations, financial condition and cash flows.

Risks Related to our Capital Recycling Activity

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

In addition to acquisitions, we periodically consider developing or re-developing properties. Risks associated with development and re-development activities include:

•the unavailability of favorable financing;

•construction costs exceeding original estimates;

•construction and lease-up delays resulting in increased debt service expense and construction costs; and

•lower than anticipated occupancy rates and rents causing a property to be unprofitable or less profitable than originally estimated.

Development and re-development activities are also subject to risks relating to our ability to obtain, or delays in obtaining, any necessary zoning, land-use, building, occupancy and other required governmental and utility company authorizations. Further, we hold and expect to continue to acquire non-income producing land for future development. See “Item 2. Properties - Land Held for Development.” No assurances can be provided as to when, if ever, we will commence development projects on such land or if any such development projects would be on favorable terms. The fixed costs of acquiring and owning development land, such as the ongoing payment of property taxes, adversely affects our results of operations until such land is either placed in service or sold.

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

Certain of our properties have low tax bases relative to their estimated current market values, and accordingly, the sale of such assets would generate significant taxable gains unless we sold such properties in a tax-deferred exchange under Section

1031 of the Internal Revenue Code or another tax-free or tax-deferred transaction. For an exchange to qualify for tax-deferred treatment under Section 1031, the net proceeds from the sale of a property must be held by an escrow agent until applied toward the purchase of real estate qualifying for gain deferral. Given the competition for properties meeting our investment criteria, there could be a delay in reinvesting such proceeds or we may be unable to reinvest such proceeds at all. Any delay or limitation in using the reinvestment proceeds to acquire additional income producing assets could adversely affect our near-term results of operations. Additionally, in connection with tax-deferred 1031 transactions, our restricted cash balances may be commingled with other funds being held by any such escrow agent, which subjects our balance to the credit risk of the institution. If we sell properties outright in taxable transactions, we may elect to distribute some or all of the taxable gain to our stockholders under the requirements of the Internal Revenue Code for REITs, which in turn could negatively affect our future results of operations and may increase our leverage. If a transaction’s gain that is intended to qualify as a Section 1031 deferral is later determined to be taxable, we may face adverse consequences, and if the laws applicable to such transactions are amended or repealed, we may not be able to dispose of properties on a tax-deferred basis.

Our use of joint ventures may limit our flexibility with jointly owned investments. From time to time, we own, develop and acquire properties in joint ventures with other persons or entities when circumstances warrant the use of these structures. Types of joint venture investments include noncontrolling ownership interests in entities such as partnerships and limited liability companies and tenant-in-common interests in which we own less than 100% of the undivided interests in a real estate asset. Our participation in joint ventures is subject to the risks that:

•we could become engaged in a dispute with any of our joint venture partners that might affect our ability to develop or operate a property;

•our joint ventures are subject to debt and the refinancing of such debt may require equity capital calls;

•our joint venture partners may default on their obligations necessitating that we fulfill their obligation ourselves;

•our joint venture partners may have different objectives than we have regarding the appropriate timing and terms of any renovation, sale or refinancing of properties;

•our joint venture partners may be structured differently than us for tax purposes, which could create conflicts of interest; and

•we or our joint venture partners may have competing interests in our markets that could create conflicts of interest.

Risks Related to our Financing Activities

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

Further, we obtain credit ratings from Moody’s Investors Service and Standard and Poor’s Rating Services based on their evaluation of our creditworthiness. These agencies’ ratings are based on a number of factors, some of which are not within our control. In addition to factors specific to our financial strength and performance, the rating agencies also consider conditions affecting REITs generally. We cannot assure you that our credit ratings will not be downgraded. If our credit ratings are downgraded or other negative action is taken, we could be required, among other things, to pay additional interest and fees on outstanding borrowings under our revolving credit facility and bank term loans.

We generally do not intend to reserve funds to retire existing debt upon maturity. We may not be able to repay, refinance or extend any or all of our debt at maturity or upon any acceleration. If any refinancing is done at higher interest rates, the increased interest expense would adversely affect our cash flow and ability to pay distributions. Any such refinancing could also impose tighter financial ratios and other covenants that restrict our ability to take actions that could otherwise be in our best interest, such as funding new development activity, making opportunistic acquisitions, repurchasing our securities or paying distributions. While we do not currently have significant amounts of mortgage debt, we may in the future mortgage additional properties, which could also restrict our ability to sell any such underlying assets. If we do not meet any such mortgage financing obligations, any properties securing such indebtedness could be foreclosed on.

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

Increases in interest rates would increase our interest expense. At December 31, 2020, we had $150.0 million of variable rate debt outstanding not protected by interest rate hedge contracts. We may incur additional variable rate debt in the future. If interest rates increase, then so would the interest expense on our unhedged variable rate debt, which would adversely affect our financial condition and results of operations. From time to time, we manage our exposure to interest rate risk with interest rate hedge contracts that effectively fix or cap a portion of our variable rate debt. In addition, we utilize fixed rate debt at market rates. If interest rates decrease, the fair market value of any existing interest rate hedge contracts or outstanding fixed-rate debt would decline.

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

Our revolving credit facility and bank term loans bear interest at a spread above LIBOR. The Financial Conduct Authority (“FCA”) that regulates LIBOR intends to stop compelling banks to submit rates for the calculation of LIBOR at some point in the future. As a result, a committee formed by the Federal Reserve Board and the Federal Reserve Bank of New York identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to LIBOR in financial contracts. We are not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. The method of transitioning the interest rate under our variable rate debt from LIBOR to SOFR or another alternative rate may be challenging. If our revolving credit facility and/or any of our bank term loans are not transitioned to a satisfactory alternative rate and LIBOR is discontinued, the interest rates on our unhedged variable rate debt may be adversely affected. While we expect LIBOR to be available in substantially its current form until at least the end of 2021, it is possible that LIBOR will become unavailable prior to that point. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified.

Risks Related to our Status as a REIT

The Company may be subject to taxation as a regular corporation if it fails to maintain its REIT status, which could have a material adverse effect on the Company’s stockholders and on the Operating Partnership. We may be subject to adverse consequences if the Company fails to continue to qualify as a REIT for federal income tax purposes. While we intend to operate in a manner that will allow the Company to continue to qualify as a REIT, we cannot provide any assurances that the Company will remain qualified as such in the future, which could have particularly adverse consequences to the Company’s stockholders. Many of the requirements for taxation as a REIT are highly technical and complex and depend upon various factual matters and circumstances that may not be entirely within our control. The fact that the Company holds its assets through the Operating Partnership and its subsidiaries further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, Congress and the Internal Revenue Service might change the tax laws and regulations and the courts might issue new rulings that make it more difficult, or impossible, for the Company to remain qualified as a REIT. If the Company fails to qualify as a REIT, it would (a) not be allowed a deduction for dividends paid to stockholders in computing its taxable income, (b) be subject to federal income tax at regular corporate rates (and state and local taxes) and (c) unless entitled to relief under the tax laws, not be able to re-elect REIT status until the fifth calendar year after it failed to qualify as a REIT. Additionally, the Company would no longer be required to make distributions. As a result of these factors, the Company’s failure to qualify as a REIT could impair our ability to expand our business and adversely affect the price of our Common Stock.

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

Complying with REIT requirements may cause us to forego otherwise attractive opportunities or liquidate otherwise attractive investments. To remain qualified as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our capital stock. In order to meet these tests, we may be required to forego investments we might otherwise make. Compliance with the REIT requirements may limit our growth prospects.

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

The prohibited transactions tax may limit our ability to sell properties. A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property held primarily for sale to customers in the ordinary course of business. We may be subject to the prohibited transaction tax equal to 100% of net gain upon a disposition of real property. Although a safe harbor to the characterization of the sale of real property by a REIT as a prohibited transaction is available, we cannot assure you that we can in all cases comply with the safe harbor or that we will avoid owning property that may be characterized as held primarily for sale to customers in the ordinary course of business. Consequently, we may choose not to engage in certain sales of our properties or may conduct such sales through our taxable REIT subsidiary, which would be subject to federal and state income taxation.

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

We face possible tax audits. Because we are organized and qualify as a REIT, we are generally not subject to federal income taxes. We are, however, subject to federal, state and local taxes in certain instances. In the normal course of business, certain entities through which we own real estate have undergone tax audits. While tax deficiency notices from the jurisdictions conducting previous audits have not been material, there can be no assurance that future audits will not occur with increased frequency or that the ultimate result of such audits will not have a material adverse effect on our results of operations.

Risks Related to an Investment in our Securities

The price of our Common Stock is volatile and may decline. Our Common Stock, particularly at the beginning of the COVID-19 pandemic, has experienced significant price and volume fluctuations, often without regard to our operating performance. For example, during the year ended December 31, 2020, the closing price for our Common Stock ranged from a high of $52.51 in February 2020 to a low of $28.12 at the beginning of the COVID-19 pandemic in March 2020. A number of factors may adversely influence the public market price of our Common Stock. These factors include:

•the level of institutional interest in us;

•the perceived attractiveness of investment in us, in comparison to other REITs;

•the attractiveness of securities of REITs in comparison to other asset classes;

•our financial condition and performance;

•the market’s perception of our growth prospects and potential future cash dividends;

•government action or regulation, including changes in tax laws;

•increases in market interest rates, which may lead investors to expect a higher annual yield from our distributions in relation to the price of our Common Stock;

•changes in our credit ratings;

•the issuance of additional shares of Common Stock, or the perception that such issuances might occur, including under our equity distribution agreements; and

•any negative change in the level or stability of our dividend.

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

We cannot assure you that we will continue to pay dividends at historical rates. We generally expect to use cash flows from operating activities to fund dividends. For information regarding our dividend payment history as well as a discussion of the factors that influence the decisions of the Company’s Board of Directors regarding dividends and distributions, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Dividends and Distributions.” Changes in our future dividend payout level could have a material effect on the market price of our Common Stock.

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

Further issuances of equity securities may adversely affect the market price of our Common Stock and may be dilutive to current stockholders. The sales of a substantial number of Common Shares, or the perception that such sales could occur, could adversely affect the market price of our Common Stock. We have filed a registration statement with the SEC allowing us to offer, from time to time, an indeterminate amount of equity securities (including Common Stock and Preferred Stock) on an as-needed basis and subject to our ability to effect offerings on satisfactory terms based on prevailing conditions. In addition, the Company’s board of directors has, from time to time, authorized the Company to issue shares of Common Stock pursuant to the Company’s equity sales agreements. The interests of our existing stockholders could be diluted if additional equity securities are issued to finance future developments and acquisitions or repay indebtedness.  Our ability to execute our business strategy depends on our access to an appropriate blend of debt financing, including unsecured lines of credit and other forms of secured and unsecured debt, and equity financing, including common equity.

We may change our policies without obtaining the approval of our stockholders. Our operating and financial policies, including our policies with respect to acquisitions of real estate, growth, operations, indebtedness, capitalization and dividends, are exclusively determined by the Company’s Board of Directors. Accordingly, our stockholders do not control these policies.

Limits on changes in control may discourage takeover attempts beneficial to stockholders. Provisions in the Company’s charter and bylaws as well as Maryland general corporation law may have anti-takeover effects that delay, defer or prevent a takeover attempt. For example, these provisions may defer or prevent tender offers for our Common Stock or purchases of large blocks of our Common Stock, thus limiting the opportunities for the Company’s stockholders to receive a premium for their shares of Common Stock over then-prevailing market prices. These provisions include the following:

•Ownership limit. The Company’s charter prohibits direct, indirect or constructive ownership by any person or entity of more than 9.8% of the Company’s outstanding capital stock. Any attempt to own or transfer shares of capital stock in excess of the ownership limit without the consent of the Company’s board of directors will be void.

•Preferred Stock. The Company’s charter authorizes the board of directors to issue preferred stock in one or more classes and establish the preferences and rights of any class of preferred stock issued. These actions can be taken without stockholder approval. The issuance of preferred stock could have the effect of delaying or preventing someone from taking control of the Company, even if a change in control were in our best interest.

•Business combinations. Pursuant to the Company’s charter and Maryland law, the Company cannot merge into or consolidate with another corporation or enter into a statutory share exchange transaction in which the Company is not the surviving entity or sell all or substantially all of its assets unless the board of directors adopts a resolution declaring the proposed transaction advisable and a majority of the stockholders voting together as a single class approve the transaction. Maryland law prohibits stockholders from taking action by written consent unless all stockholders consent in writing. The practical effect of this limitation is that any action required or permitted to be taken by the Company’s stockholders may only be taken if it is properly brought before an annual or special meeting of stockholders. The Company’s bylaws further provide that in order for a stockholder to properly bring any matter before a meeting, the stockholder must comply with requirements regarding advance notice. The foregoing provisions could have the effect of delaying until the next annual meeting stockholder actions that the holders of a majority of the Company’s outstanding voting securities favor. These provisions may also discourage another person from making a tender offer for the Company’s common stock, because such person or entity, even if it acquired a majority of the Company’s outstanding voting securities, would likely be able to take action as a stockholder, such as electing new directors or approving a merger, only at a duly called stockholders meeting. Maryland law also establishes special requirements with respect to business combinations between Maryland corporations and interested stockholders unless exemptions apply. Among other things, the law prohibits for five years a merger and other similar transactions between a corporation and an interested stockholder and requires a supermajority vote for such transactions after the end of the five-year period. The Company’s charter contains a provision exempting the Company from the Maryland business combination statute. However, we cannot assure you that this charter provision will not be amended or repealed at any point in the future.

•Control share acquisitions. Maryland general corporation law also provides that control shares of a Maryland corporation acquired in a control share acquisition have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter, excluding shares owned by the acquirer or by officers or employee directors. The control share acquisition statute does not apply to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction, or to acquisitions approved or exempted by the corporation’s charter or bylaws. The Company’s bylaws contain a provision exempting from the control share acquisition statute any stock acquired by any person. However, we cannot assure you that this bylaw provision will not be amended or repealed at any point in the future.

•Maryland unsolicited takeover statute. Under Maryland law, the Company’s board of directors could adopt various anti-takeover provisions without the consent of stockholders. The adoption of such measures could discourage offers for the Company or make an acquisition of the Company more difficult, even when an acquisition would be in the best interest of the Company’s stockholders.

•Anti‑takeover protections of operating partnership agreement. Upon a change in control of the Company, the partnership agreement of the Operating Partnership requires certain acquirers to maintain an umbrella partnership real estate investment trust structure with terms at least as favorable to the limited partners as are currently in place. For instance, the acquirer would be required to preserve the limited partner’s right to continue to hold tax-deferred partnership interests that are redeemable for capital stock of the acquirer. Exceptions would require the approval of two-thirds of the limited partners of our Operating Partnership (other than the Company). These provisions may make a change of control transaction involving the Company more complicated and therefore might decrease the likelihood of such a transaction occurring, even if such a transaction would be in the best interest of the Company’s stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Properties

The following table sets forth information about in-service office properties that we wholly own by geographic location at December 31, 2020:

Market	Rentable Square Feet	Occupancy	Percentage of Annualized Cash Rental Revenue (1)
Atlanta	5,416,000	88.8%	21.3%
Nashville	4,567,000	92.8	19.8
Raleigh	4,834,000	91.2	18.4
Tampa	3,618,000	89.7	13.4
Pittsburgh	2,151,000	92.9	8.3
Orlando	1,791,000	87.8	6.8
Richmond	2,037,000	88.7	6.2
Charlotte	841,000	89.6	4.0
Other	654,000	87.5	1.8
Total	25,909,000	90.3%	100.0%
__________
(1)Annualized Cash Rental Revenue is cash rental revenue (base rent plus cost recovery income, excluding straight-line rent) from our office properties for the month of December 2020 multiplied by 12.

The following table sets forth the net changes in rentable square footage of in-service properties that we wholly own:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Acquisitions	—	841	—
Developments Placed In-Service	—	898	351
Redevelopment/Other	(40)	(6)	(2)
Dispositions	(4,489)	(557)	(491)
Net Change in Rentable Square Footage	(4,529)	1,176	(142)

The following table sets forth operating information about in-service properties that we wholly own:

	Average Occupancy	Annualized GAAP Rent Per Square Foot (1)	Annualized Cash Rent Per Square Foot (2)
2016	92.8%	$23.24	$22.55
2017	92.5%	$24.05	$23.46
2018	91.7%	$24.68	$24.06
2019	91.4%	$26.46	$25.06
2020	90.7%	$29.23	$28.21
__________
(1)Annualized GAAP Rent Per Square Foot is rental revenue (base rent plus cost recovery income, including straight-line rent) for the month of December of the respective year multiplied by 12, divided by total occupied rentable square footage.
(2)Annualized Cash Rent Per Square Foot is cash rental revenue (base rent plus cost recovery income, excluding straight-line rent) for the month of December of the respective year multiplied by 12, divided by total occupied rentable square footage.

Customers

The following table sets forth information concerning the 20 largest customers of properties that we wholly own at December 31, 2020:

Customer	Rentable Square Feet	Annualized Cash Rental Revenue (1)	Percent of Total Annualized Cash Rental Revenue (1)	Weighted Average Remaining Lease Term in Years
		(in thousands)
Federal Government	1,178,487	$28,133	4.26%	6.2
Bank of America	652,313	26,727	4.05	13.2
Bridgestone Americas	506,128	18,195	2.76	16.7
Metropolitan Life Insurance	624,540	16,926	2.56	10.2
Mars Petcare	223,700	9,850	1.49	10.4
PPG Industries	361,215	9,837	1.49	10.3
Vanderbilt University	294,389	8,817	1.34	5.4
EQT Corporation	317,052	8,265	1.25	3.8
Tivity	263,598	7,717	1.17	2.2
Bass, Berry & Sims	213,951	7,170	1.09	4.1
American General Life	173,834	6,335	0.96	6.1
Novelis	168,949	6,267	0.95	3.7
State of Georgia	288,443	5,764	0.87	3.6
Lifepoint Corporate Services	202,991	5,545	0.84	8.3
PNC Bank	159,142	5,121	0.78	7.1
Delta Community Credit Union	128,589	4,885	0.74	11.8
Avanos Medical	193,199	4,713	0.71	8.2
Marsh USA	136,246	4,667	0.71	6.6
Willis Towers Watson	162,849	4,564	0.69	3.3
Global Payments	168,051	4,537	0.69	12.2
Total	6,417,666	$194,035	29.40%	8.7
__________
(1)Annualized Cash Rental Revenue is cash rental revenue (base rent plus cost recovery income, excluding straight-line rent) for the month of December 2020 multiplied by 12.

Lease Expirations

The following tables set forth scheduled lease expirations for existing leases at office properties that we wholly owned at December 31, 2020:

Lease Expiring (1)	Number of Leases Expiring	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases	Annualized Cash Rental Revenue Under Expiring Leases (2)	Average Annual Cash Rental Rate Per Square Foot for Expirations	Percent of Annualized Cash Rental Revenue Represented by Expiring Leases (2)
				(in thousands)
2021 (3)	362	1,913,644	8.2%	$52,999	$27.70	8.0%
2022	366	1,923,263	8.2	55,031	28.61	8.3
2023	291	2,341,142	10.0	64,912	27.73	9.8
2024	259	2,477,527	10.6	73,936	29.84	11.2
2025	228	2,880,807	12.3	82,530	28.65	12.5
2026	148	1,863,015	8.0	50,806	27.27	7.7
2027	85	1,726,509	7.4	50,443	29.22	7.6
2028	65	1,503,344	6.4	37,441	24.91	5.7
2029	68	1,202,446	5.1	33,001	27.44	5.0
2030	101	1,379,684	5.9	35,278	25.57	5.3
Thereafter	101	4,192,266	17.9	123,931	29.56	18.9
	2,074	23,403,647	100.0%	$660,308	$28.21	100.0%
__________
(1)Expirations that have been renewed are reflected above based on the renewal expiration date. Expirations include leases related to completed not stabilized development properties but exclude leases related to developments in-process.
(2)Annualized Cash Rental Revenue is cash rental revenue (base rent plus cost recovery income, excluding straight-line rent) for the month of December 2020 multiplied by 12.
(3)Includes 52,000 rentable square feet of leases that are on a month-to-month basis, which represent 0.2% of total annualized cash rental revenue.

In-Process Development

As of December 31, 2020, we were developing 0.8 million rentable square feet of office properties. The following table summarizes these announced and in-process office developments:

Property	Market	Rentable Square Feet	Anticipated Total Investment (1)	Investment As Of December 31, 2020 (1)	Pre Leased %	Estimated Completion	Estimated Stabilization
			($ in thousands)
GlenLake Seven (2)	Raleigh	125,700	$43,881	$36,966	100.0%	1Q 21	1Q 21
Midtown West (3)	Tampa	150,000	71,300	47,069	6.6	2Q 21	4Q 22
Asurion	Nashville	552,800	285,000	225,727	98.3	4Q 21	1Q 22
		828,500	$400,181	$309,762	81.9%
__________
(1)Includes deferred lease commissions which are classified in deferred leasing costs on our Consolidated Balance Sheets.
(2)Recorded on our Consolidated Balance Sheets in land and buildings and tenant improvements, not development in-process.
(3)We own an 80.0% interest in this consolidated joint venture.

Land Held for Development

We wholly owned 220 acres of development land at December 31, 2020. We estimate that we can develop approximately 5.0 million rentable square feet of office space on the 161 acres that we consider core assets for our future development needs. Our core development land is zoned and available for development, and nearly all of the land has utility infrastructure in place. We believe that our commercially zoned and unencumbered land gives us a development advantage over other commercial real estate development companies in many of our markets.

Joint Venture Investments

The following table sets forth information about our joint venture investments by geographic location at December 31, 2020:

	Rentable Square Feet	Weighted Average Ownership Interest (1)	Occupancy
Market
Kansas City (2)	292,000	50.0%	85.3%
Raleigh	636,000	25.0	91.0
Richmond (3)	345,000	50.0	99.2
Total	1,273,000	37.5%	91.9%
__________
(1)Weighted Average Ownership Interest is calculated using Rentable Square Feet.
(2)Excluding our 26.5% ownership interest in a real estate brokerage services company.
(3)This joint venture is consolidated.

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

Name	Age	Position and Background
Theodore J. Klinck	55
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

Brian M. Leary	46
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

Mark F. Mulhern	61	Executive Vice President and Chief Financial Officer.
Mr. Mulhern became chief financial officer in September 2014. Prior to that, Mr. Mulhern was a director of the Company since January 2012. Mr. Mulhern served as executive vice president and chief financial officer of Exco Resources, Inc. (NYSE:XCO), an oil and gas exploration and production company, from 2013 until September 2014. Mr. Mulhern served as senior vice president and chief financial officer of Progress Energy, Inc. (NYSE:PGN) from 2008 until its merger with Duke Energy Corporation (NYSE:DUK) in July 2012. Mr. Mulhern first joined Progress Energy in 1996 and served in a number of financial and strategic roles. He also spent eight years at Price Waterhouse. Mr. Mulhern currently serves as a director of Intercontinental Exchange, Inc. (NYSE:ICE), a leading operator of global exchanges and clearing houses and provider of mortgage technology, data and listings services, McKim and Creed, a private engineering services firm, and Barings BDC, Inc. (NYSE:BBDC), a specialty finance company. Mr. Mulhern is a certified public accountant, a certified management accountant and a certified internal auditor.

Jeffrey D. Miller	50
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

Brendan C. Maiorana	45	Executive Vice President of Finance and Treasurer.
		Mr. Maiorana became executive vice president of finance in July 2019 and assumed the role of treasurer in January 2021. Prior to that, Mr. Maiorana was our senior vice president of finance and investor relations since May 2016. Prior to joining Highwoods, Mr. Maiorana spent 11 years in equity research at Wells Fargo Securities, starting as an associate equity research analyst. Prior to that, Mr. Maiorana worked four years at Ernst & Young LLP.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on the NYSE under the symbol “HIW.” On December 31, 2020, the Company had 782 common stockholders of record. There is no public trading market for the Common Units. On December 31, 2020, the Operating Partnership had 107 holders of record of Common Units (other than the Company). At December 31, 2020, there were 103.9 million shares of Common Stock outstanding and 2.8 million Common Units outstanding not owned by the Company.

For information regarding our dividend payment history as well as a discussion of the factors that influence the decisions of the Company’s Board of Directors regarding dividends and distributions, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Dividends and Distributions.”

The following stock price performance graph compares the performance of our Common Stock to the S&P 500 Index and the FTSE NAREIT All Equity REITs Index. The stock price performance graph assumes an investment of $100 in our Common Stock and the two indices on December 31, 2015 and further assumes the reinvestment of all dividends. The FTSE NAREIT All Equity REITs Index is a free-float adjusted, market capitalization-weighted index of U.S. equity REITs. Constituents of the Index include all tax-qualified REITs with more than 50% of total assets in qualifying real estate assets other than mortgages secured by real property. Stock price performance is not necessarily indicative of future results.

Total Return Performance
Highwoods Properties, Inc.
S&P 500 Index
FTSE NAREIT All Equity REITs Index
Index Value
250
200
150
100
50
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20

	For the Period from December 31, 2015 to December 31,
Index	2016	2017	2018	2019	2020
Highwoods Properties, Inc.	123.23	127.34	100.79	132.84	113.16
S&P 500 Index	111.96	136.40	130.42	171.49	203.04
FTSE NAREIT All Equity REITs Index	108.63	118.05	113.28	145.75	138.28

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

During the fourth quarter of 2020, the Company issued an aggregate of 3,570 shares of Common Stock to holders of Common Units in the Operating Partnership upon the redemption of a like number of Common Units in private offerings exempt from the registration requirements pursuant to Section 4(2) of the Securities Act. Each of the holders of Common Units was an accredited investor under Rule 501 of the Securities Act. The resale of such shares was registered by the Company under the Securities Act.

The Company has a Dividend Reinvestment and Stock Purchase Plan (“DRIP”) under which holders of Common Stock may elect to automatically reinvest their dividends in additional shares of Common Stock and make optional cash payments for additional shares of Common Stock. The Company satisfies its DRIP obligations by instructing the DRIP administrator to purchase Common Stock in the open market.

The Company has an Employee Stock Purchase Plan (“ESPP”) pursuant to which employees may contribute up to 25% of their cash compensation for the purchase of Common Stock. At the end of each quarter, each participant’s account balance, which includes accumulated dividends, is applied to acquire shares of Common Stock at a cost that is calculated at 85% of the average closing price on the NYSE on the five consecutive days preceding the last day of the quarter. Generally, shares purchased under the ESPP must be held at least one year. The Company satisfies its ESPP obligations by issuing additional shares of Common Stock.

Information about the Company’s equity compensation plans and other related stockholder matters is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 11, 2021.

ITEM 6. SELECTED FINANCIAL DATA

The information in the following tables should be read in conjunction with the Company’s Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein (in thousands, except per share data):

	Year Ended December 31,
	2020	2019	2018	2017	2016
Rental and other revenues	$736,900	$735,979	$720,035	$702,737	$665,634
Income from continuing operations	$357,914	$141,683	$177,630	$191,663	$122,546
Income from discontinued operations	$—	$—	$—	$—	$418,593
Income from continuing operations available for common stockholders	$344,914	$134,430	$169,343	$182,873	$115,461
Net income	$357,914	$141,683	$177,630	$191,663	$541,139
Net income available for common stockholders	$344,914	$134,430	$169,343	$182,873	$521,789
Earnings per Common Share – basic:
Income from continuing operations available for common stockholders	$3.32	$1.30	$1.64	$1.78	$1.17
Net income available for common stockholders	$3.32	$1.30	$1.64	$1.78	$5.30
Earnings per Common Share – diluted:
Income from continuing operations available for common stockholders	$3.32	$1.30	$1.64	$1.78	$1.17
Net income available for common stockholders	$3.32	$1.30	$1.64	$1.78	$5.30
Dividends declared per Common Share (1)	$1.92	$1.90	$1.85	$1.76	$2.50

	December 31,
	2020	2019	2018	2017	2016
Total assets	$5,209,417	$5,138,244	$4,675,009	$4,623,791	$4,561,050
Mortgages and notes payable, net	$2,470,021	$2,543,710	$2,085,831	$2,014,333	$1,948,047
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

The information in the following tables should be read in conjunction with the Operating Partnership’s Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein (in thousands, except per unit data):

	Year Ended December 31,
	2020	2019	2018	2017	2016
Rental and other revenues	$736,900	$735,979	$720,035	$702,737	$665,634
Income from continuing operations	$357,914	$141,683	$177,630	$191,663	$122,546
Income from discontinued operations	$—	$—	$—	$—	$418,593
Income from continuing operations available for common unitholders	$354,252	$137,981	$173,931	$187,932	$118,792
Net income	$357,914	$141,683	$177,630	$191,663	$541,139
Net income available for common unitholders	$354,252	$137,981	$173,931	$187,932	$537,385
Earnings per Common Unit – basic:
Income from continuing operations available for common unitholders	$3.33	$1.30	$1.64	$1.79	$1.18
Net income available for common unitholders	$3.33	$1.30	$1.64	$1.79	$5.33
Earnings per Common Unit – diluted:
Income from continuing operations available for common unitholders	$3.33	$1.30	$1.64	$1.79	$1.18
Net income available for common unitholders	$3.33	$1.30	$1.64	$1.79	$5.32
Distributions declared per Common Unit (1)	$1.92	$1.90	$1.85	$1.76	$2.50

	December 31,
	2020	2019	2018	2017	2016
Total assets	$5,209,417	$5,138,244	$4,675,009	$4,623,791	$4,561,050
Mortgages and notes payable, net	$2,470,021	$2,543,710	$2,085,831	$2,014,333	$1,948,047
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

Disclosure Regarding Forward-Looking Statements

Some of the information in this Annual Report may contain forward-looking statements. Such statements include, in particular, statements about our plans, strategies and prospects under this section and under the heading “Item 1. Business.” You can identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions or expectations will be achieved. When considering such forward-looking statements, you should keep in mind important factors that could cause our actual results to differ materially from those contained in any forward-looking statement. Currently, one of the most significant factors that could cause actual outcomes to differ materially from our forward-looking statements is the ongoing adverse effect of the COVID-19 pandemic, and federal, state, and/or local regulatory guidelines and private business actions to control it, on our financial condition, operating results and cash flows, our customers, the use of and demand for office space, the real estate market in which we operate, the global economy and the financial markets. The extent to which the COVID-19 pandemic impacts us and our customers will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic and its ongoing impact on the U.S. economy and potential changes in customer behavior, among others. Additional factors, many of which may be influenced by the COVID-19 pandemic, that could cause actual outcomes or results to differ materially from those indicated in these statements include:

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

•natural disasters and climate change could have an adverse impact on our cash flow and operating results;

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

It is very difficult to predict when, if and to what extent economic activity will return to pre-COVID-19 levels. The COVID-19 pandemic did have somewhat of an impact on our 2020 financial results, as described further in “Results of Operations.” Our financial results for 2021 and future leasing activity could be adversely affected by the COVID-19 pandemic. Factors that could cause actual results to differ materially from our current expectations are set forth under “Item 1A. Risk Factors” and “Disclosure Regarding Forward-Looking Statements.”

While all buildings and parking facilities have remained open for business, the usage of our assets in 2020 was significantly lower due to the COVID-19 pandemic. As a result, parking and parking-related revenues were lower during this period. In addition, our operating expenses, net of expense recoveries, were lower during this period due to reduced electricity, janitorial and other variable expenses. Until usage increases, which will depend on the duration of the COVID-19 pandemic, which is difficult to estimate, we expect that reduced usage will continue to result in reduced parking revenues, which will be partially offset by reduced operating expenses. We do not expect usage to increase over the current level until the infection rate across the U.S. and, more specifically, our markets begins to meaningfully decline and/or an increasing number of employers believe the risk of virus spread in the workplace is manageable.

Given the COVID-19 pandemic and its impact on economic activity, we have been experiencing slower speculative new leasing and we expect that trend will continue in 2021. It is too early to predict the pandemic’s impact on renewal activity in 2021. Lower overall leasing will negatively impact our rental revenues.

We have incurred and may in the future incur losses due to customers that default on their leases, file bankruptcy and/or otherwise experience significant financial difficulty as a result of the COVID-19 pandemic. In 2020, such losses totaled $4.5 million, consisting of lost rental revenues resulting from customers that filed bankruptcy or otherwise irrevocably defaulted on their leases and non-cash credit losses of straight-line rent receivables. Of the straight-line rent receivable credit losses incurred during 2020, $1.3 million were due to the conversion of fixed rent leases to percentage rent leases for certain customers that remain in occupancy but have been impacted by social distancing measures.

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

The key components affecting our rental and other revenues are average occupancy, rental rates, cost recovery income, new developments placed in service, acquisitions and dispositions. Average occupancy generally increases during times of improving economic growth, as our ability to lease space outpaces vacancies that occur upon the expirations of existing leases. Average occupancy generally declines during times of slower or negative economic growth, when new vacancies tend to outpace our ability to lease space. Asset acquisitions, dispositions and new developments placed in service directly impact our rental revenues and could impact our average occupancy, depending upon the occupancy rate of the properties that are acquired, sold or placed in service. A further indicator of the predictability of future revenues is the expected lease expirations of our portfolio. As a result, in addition to seeking to increase our average occupancy by leasing current vacant space, we also concentrate our leasing efforts on renewing existing leases prior to expiration. For more information regarding our lease expirations, see “Item 2. Properties - Lease Expirations.” Occupancy in our office portfolio decreased from 92.0% at December 31, 2019 to 90.3% at December 31, 2020. We expect average occupancy for our office portfolio to be approximately 89% to 90% for 2021. However, average occupancy in 2021 will be lower, perhaps significantly lower, if the COVID-19 pandemic causes vacancies and move-outs due to (a) customers that default on their leases, file bankruptcy or otherwise experience significant financial difficulty and/or (b) potential changes in customer behavior, such as the continued social acceptance, desirability and perceived economic benefits of work-from-home arrangements, which could materially and negatively impact the future demand for office space over the long-term.

Whether or not our rental revenue tracks average occupancy proportionally depends upon whether GAAP rents under signed new and renewal leases are higher or lower than the GAAP rents under expiring leases. Annualized rental revenues from second generation leases expiring during any particular year are typically less than 15% of our total annual rental revenues. The following table sets forth information regarding second generation office leases signed during the fourth quarter of 2020 (we define second generation office leases as leases with new customers and renewals of existing customers in office space that has been previously occupied under our ownership and leases with respect to vacant space in acquired buildings):

	New	Renewal	All Office
Leased space (in rentable square feet)	160,178	305,795	465,973
Average term (in years - rentable square foot weighted)	6.3	3.4	4.4
Base rents (per rentable square foot) (1)	$29.10	$29.43	$29.32
Rent concessions (per rentable square foot) (1)	(1.66)	(1.01)	(1.24)
GAAP rents (per rentable square foot) (1)	$27.44	$28.42	$28.08
Tenant improvements (per rentable square foot) (1)	$5.06	$1.35	$2.62
Leasing commissions (per rentable square foot) (1)	$1.05	$0.58	$0.74
__________
(1)    Weighted average per rentable square foot on an annual basis over the lease term.

Annual combined GAAP rents for new and renewal leases signed in the fourth quarter were $28.08 per rentable square foot, 8.4% higher compared to previous leases in the same office spaces.

We strive to maintain a diverse, stable and creditworthy customer base. We have an internal guideline whereby customers that account for more than 3% of our revenues are periodically reviewed with the Company’s Board of Directors. As of December 31, 2020, no customer accounted for more than 3% of our cash revenues other than the Federal Government and Bank of America, which accounted for 4.3% and 4.1%, respectively, of our cash revenues on an annualized basis. Upon stabilization of the MetLife III development project in Raleigh, it is expected that MetLife will account for approximately 3.4% of our revenues based on annualized cash revenues for December 2020. See “Item 2. Properties - Customers.”

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

Net Operating Income

Whether or not we record increasing net operating income (“NOI”) in our same property portfolio typically depends upon our ability to garner higher rental revenues, whether from higher average occupancy, higher GAAP rents per rentable square foot or higher cost recovery income, that exceed any corresponding growth in operating expenses. Same property NOI was $16.3 million, or 3.9%, higher in 2020 as compared to 2019 due to a decrease of $10.4 million in same property expenses, mostly from reduced usage of our assets because of the COVID-19 pandemic, and an increase of $6.0 million in same property revenues. Same property revenues were higher primarily due to higher average GAAP rents per rentable square foot and no credit losses and write-offs associated with Laser Spine Institute (See “Results of Operations - Comparison of 2020 to 2019 - Laser Spine Institute”), partly offset by lower cost recovery income and lower parking income as a result of reduced usage of our assets because of the COVID-19 pandemic. We expect same property NOI to be lower in 2021 as compared to 2020 as an anticipated increase in same property expenses, mostly from increased usage of our assets, is expected to more than offset higher anticipated same property revenues. We expect same property revenues to be higher due to higher average GAAP rents per rentable square foot, higher cost recovery income and higher parking income, partly offset by an anticipated decrease in average occupancy. With the fluidity of the COVID-19 pandemic and its uncertain impact on economic activity, same property NOI could be further negatively impacted if the COVID-19 pandemic causes losses related to customer difficulties.

In addition to the effect of same property NOI, whether or not NOI increases typically depends upon whether the NOI from our acquired properties and development properties placed in service exceeds the NOI from property dispositions. NOI was $17.6 million, or 3.6%, higher in 2020 as compared to 2019 primarily due to acquisitions, higher same property NOI and development properties placed in service, partly offset by NOI lost from property dispositions. We expect NOI to be lower in 2021 as compared to 2020 due to NOI lost from property dispositions and lower same property NOI, partly offset by NOI from the acquisition of our joint venture partner’s 75.0% interest in our Highwoods DLF Forum, LLC joint venture (the “Forum”) in the first quarter of 2021 and development properties placed in service. Similar to same property NOI, NOI could be further negatively impacted if the COVID-19 pandemic causes losses related to customer difficulties.

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

Liquidity and Capital Resources

We continue to maintain a conservative and flexible balance sheet and believe we have ample liquidity to fund our operations and growth prospects. As of January 29, 2021, we had approximately $85 million of existing cash and zero drawn on our $600 million revolving credit facility, which is scheduled to mature in January 2022. Assuming we are in compliance with our covenants, we have an option to extend the maturity for two additional six-month periods. At December 31, 2020, our leverage ratio, as measured by the ratio of our mortgages and notes payable and outstanding preferred stock to the undepreciated book value of our assets, was 37.7% and there were 106.8 million diluted shares of Common Stock outstanding.

Rental and other revenues are our principal source of funds to meet our short-term liquidity requirements. Other sources of funds for short-term liquidity needs include available working capital and borrowings under our revolving credit facility, which had $599.9 million of availability at January 29, 2021. Our short-term liquidity requirements primarily consist of operating expenses, interest and principal amortization on our debt, distributions and capital expenditures, including building improvement costs, tenant improvement costs and lease commissions. Building improvements are capital costs to maintain or enhance existing buildings not typically related to a specific customer. Tenant improvements are the costs required to customize space for the specific needs of customers. We anticipate that our available cash and cash equivalents and cash provided by operating activities and planned financing activities, including borrowings under our revolving credit facility, will be adequate to meet our short-term liquidity requirements. We use our revolving credit facility for working capital purposes and for the short-term funding of our development and acquisition activity and, in certain instances, the repayment of other debt. Continued ability to borrow under the revolving credit facility allows us to quickly capitalize on strategic opportunities at short-term interest rates.

Subject to potential losses related to customer financial difficulties due to the COVID-19 pandemic, we generally believe existing cash and rental and other revenues will continue to be sufficient to fund short-term liquidity needs such as funding operating and general and administrative expenses, paying interest expense, maintaining our existing quarterly dividend and funding existing portfolio capital expenditures, including building improvement costs, tenant improvement costs and lease commissions.

Our long-term liquidity uses generally consist of the retirement or refinancing of debt upon maturity, funding of building improvements, new building developments and land infrastructure projects and funding acquisitions of buildings and development land. Our expected future capital expenditures for started and/or committed new development projects were approximately $104 million at December 31, 2020. Additionally, we may, from time to time, retire outstanding equity and/or debt securities through redemptions, open market repurchases, privately negotiated acquisitions or otherwise.

We expect to meet our long-term liquidity needs through a combination of:

•cash flow from operating activities;

•bank term loans and borrowings under our revolving credit facility;

•the issuance of unsecured debt;

•the issuance of secured debt;

•the issuance of equity securities by the Company or the Operating Partnership; and

•the disposition of non-core assets.

We have no debt scheduled to mature during 2021 except for the remaining $150.0 million principal amount of 3.20% (3.363% effective rate) notes that are scheduled to mature in June 2021. We intend to exercise our right to redeem the remaining 3.20% notes at par on April 15, 2021. During 2021, we forecast funding approximately $109 million of our $503 million development pipeline, which was over 75% funded as of December 31, 2020. We generally believe we will be able to satisfy these obligations with existing cash, borrowings under our revolving credit facility, new bank term loans, issuance of other unsecured debt, mortgage debt and/or proceeds from the sale of additional non-core assets.

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

Comparison of 2020 to 2019

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

Rental and Other Revenues

Rental and other revenues were $0.9 million, or 0.1%, higher in 2020 as compared to 2019 primarily due to acquisitions, development properties placed in service and higher same property revenues, which increased rental and other revenues by $31.4 million, $6.9 million and $6.0 million, respectively. Same property rental and other revenues were higher primarily due to higher average GAAP rents per rentable square foot and no credit losses and write-offs associated with Laser Spine Institute, partly offset by lower cost recovery income and lower parking income as a result of reduced usage of our assets because of the COVID-19 pandemic. These increases were partly offset by lost revenue of $42.8 million from property dispositions. We expect rental and other revenues to be higher in 2021 as compared to 2020 due to the acquisition of our joint venture partner’s 75.0% interest in the Forum, development properties placed in service and higher same property revenues, partly offset by lost revenue from property dispositions. Rental and other revenues, particularly same property revenues, could be adversely affected, perhaps significantly, in the event customers default on their leases, file bankruptcy and/or otherwise experience significant financial difficulty as a result of the COVID-19 pandemic or if our overall leasing and demand for office space are negatively impacted by potential changes in customer behavior, such as the continued social acceptance, desirability and perceived economic benefits of work-from-home arrangements.

Operating Expenses

Rental property and other expenses were $16.7 million, or 6.7%, lower in 2020 as compared to 2019 primarily due to property dispositions and lower same property operating expenses, which decreased operating expenses by $13.5 million and $10.4 million, respectively. Same property operating expenses were lower primarily due to lower utilities, contract services and repairs and maintenance as a result of reduced usage of our assets because of the COVID-19 pandemic, partly offset by higher property taxes. These decreases were partly offset by acquisitions and development properties placed in service, which increased operating expenses by $6.6 million and $1.6 million, respectively. We expect rental property and other expenses to be higher in 2021 as compared to 2020 due to higher same property operating expenses as a result of increased usage of our assets, the acquisition of our joint venture partner’s 75.0% interest in the Forum and development properties placed in service, partly offset by lower operating expenses from property dispositions.

Depreciation and amortization was $12.9 million, or 5.1%, lower in 2020 as compared to 2019 primarily due to property dispositions and accelerated depreciation and amortization of tenant improvements and deferred leasing costs associated with Laser Spine Institute in 2019, partly offset by acquisitions and development properties placed in service. We expect depreciation and amortization to be higher in 2021 as compared to 2020 due to the acquisition of our joint venture partner’s 75.0% interest in the Forum and development properties placed in service, partly offset by fully amortized acquisition-related intangible assets and property dispositions.

In 2020, we recorded an impairment of real estate assets of $1.8 million, which resulted from a change in market-based inputs and our assumptions about the use of the assets. In 2019, we recorded aggregate impairments of real estate assets of $5.8 million primarily as a result of shortened hold periods from classifying all of our assets in Greensboro and Memphis as non-core.

General and administrative expenses were $3.0 million, or 6.9%, lower in 2020 as compared to 2019 primarily due to lower incentive compensation, salaries and benefits, expensed pre-development costs and executive retirement and consulting costs, partly offset by higher severance and early retirement costs. We expect general and administrative expenses to be lower in 2021 as compared to 2020 due to lower salaries and benefits, severance and early retirement costs, partly offset by higher long-term equity incentive compensation.

Interest Expense

Interest expense was $0.7 million, or 0.8%, lower in 2020 as compared to 2019 primarily due to lower average interest rates and higher capitalized interest, partly offset by higher average debt balances. We expect interest expense to be lower in 2021 as compared to 2020 for similar reasons.

Other Loss

Other loss was $1.7 million in 2020 primarily due to losses on debt extinguishment and $2.5 million in 2019 primarily due to the write-off of notes receivable associated with Laser Spine Institute.

Gains on Disposition of Property

Gains on disposition of property were $176.4 million higher in 2020 as compared to 2019 primarily due to our market rotation plan of exiting the Greensboro and Memphis markets in 2020.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $0.7 million, or 22.3%, higher in 2020 as compared to 2019 primarily due to higher average occupancy. We expect equity in earnings of unconsolidated affiliates to be lower in 2021 as compared to 2020 due to the acquisition of our joint venture partner’s 75.0% interest in the Forum. Equity in earnings of unconsolidated affiliates could be adversely affected, perhaps significantly, in the event customers of our unconsolidated affiliates default on their leases, file bankruptcy and/or otherwise experience significant financial difficulty as a result of the COVID-19 pandemic.

Earnings Per Common Share - Diluted

Diluted earnings per common share was $2.02 higher in 2020 as compared to 2019 due to an increase in net income for the reasons discussed above.

Comparison of 2019 to 2018

For a comparison of 2019 to 2018, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations” in our 2019 Annual Report on Form 10-K.

Liquidity and Capital Resources

Statements of Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in the Company’s cash flows (in thousands):

	Year Ended December 31,
	2020	2019	2018	2020-2019 Change	2019-2018 Change
Net Cash Provided By Operating Activities	$358,160	$365,797	$358,628	$(7,637)	$7,169
Net Cash Provided By/(Used In) Investing Activities	110,682	(607,407)	(306,749)	718,089	(300,658)
Net Cash Provided By/(Used In) Financing Activities	(294,340)	246,209	(130,069)	(540,549)	376,278
Total Cash Flows	$174,502	$4,599	$(78,190)	$169,903	$82,789

Comparison of 2020 to 2019

The change in net cash provided by operating activities in 2020 as compared to 2019 was primarily due to property dispositions and the timing of cash paid for operating expenses, partly offset by higher net cash from the operations of acquisitions, development properties placed in service and same properties and the settlement of cash flow hedges in 2019. We expect net cash related to operating activities to be higher in 2021 as compared to 2020 due to the acquisition of our joint venture partner’s 75.0% interest in the Forum, development properties placed in service and same properties, partly offset by property dispositions. With the fluidity of the COVID-19 pandemic and its uncertain impact on economic activity, net cash related to operating activities could be negatively impacted if the COVID-19 pandemic causes losses related to customer difficulties.

The change in net cash provided by/(used in) investing activities in 2020 as compared to 2019 was primarily due to the acquisition of Bank of America Tower at Legacy Union in Charlotte in 2019 and net proceeds from disposition activity in 2020, partly offset by higher investments in development in-process in 2020. We expect uses of cash for investing activities in 2021 to be primarily driven by whether or not we acquire and commence development of additional office buildings in the BBDs of our markets. Additionally, as of December 31, 2020, we have approximately $104 million left to fund of our previously-announced development activity in 2021 and future years. We expect these uses of cash for investing activities will be partly offset by proceeds from property dispositions in 2021.

The change in net cash provided by/(used in) financing activities in 2020 as compared to 2019 was primarily due to higher net debt borrowings in 2019. Assuming the net effect of our acquisition, disposition and development activity in 2021 results in an increase to our assets, we would expect outstanding debt and/or Common Stock balances to increase.

Comparison of 2019 to 2018

For a comparison of 2019 to 2018, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in our 2019 Annual Report on Form 10-K.

Capitalization

The following table sets forth the Company’s capitalization (in thousands, except per share amounts):

	December 31,
	2020	2019
Mortgages and notes payable, net, at recorded book value	$2,470,021	$2,543,710
Preferred Stock, at liquidation value	$28,826	$28,859
Common Stock outstanding	103,922	103,756
Common Units outstanding (not owned by the Company)	2,839	2,724
Per share stock price at year end	$39.63	$48.91
Market value of Common Stock and Common Units	$4,230,938	$5,207,937
Total capitalization	$6,729,785	$7,780,506

At December 31, 2020, our mortgages and notes payable and outstanding preferred stock represented 37.1% of our total capitalization and 37.7% of the undepreciated book value of our assets. See also “Executive Summary - Liquidity and Capital Resources.”

Our mortgages and notes payable as of December 31, 2020 consisted of $93.4 million of secured indebtedness with an interest rate of 4.0% and $2,390.7 million of unsecured indebtedness with a weighted average interest rate of 3.42%. The secured indebtedness was collateralized by real estate assets with an undepreciated book value of $147.9 million. As of December 31, 2020, $150.0 million of our debt does not bear interest at fixed rates or is not protected by interest rate hedge contracts.

Investment Activity

Acquisitions

In the normal course of business, we regularly evaluate potential acquisitions. As a result, from time to time, we may have one or more potential acquisitions under consideration that are in varying stages of evaluation, negotiation or due diligence, including potential acquisitions that are subject to non-binding letters of intent or enforceable contracts. Consummation of any transaction is subject to a number of contingencies, including the satisfaction of customary closing conditions. No assurances can be provided that we will acquire any properties in the future. See “Item 1A. Risk Factors – Risks Related to our Capital Recycling Activity – Recent and future acquisitions and development properties may fail to perform in accordance with our expectations and may require renovation and development costs exceeding our estimates.”

On January 21, 2021, we acquired our joint venture partner’s 75.0% interest in the Forum, which owned five buildings in Raleigh encompassing 636,000 rentable square feet, for a purchase price of $131.3 million. We previously accounted for our 25.0% interest in this joint venture using the equity method of accounting.

During the second quarter of 2020, we acquired development land in Raleigh for a purchase price, including capitalized acquisition costs, of $2.3 million.

During the first quarter of 2020, we acquired development land in Nashville for a purchase price of $6.2 million, which consisted of the issuance of 118,592 Common Units and capitalized acquisition costs.

Dispositions

On January 15, 2021, we sold a building in Atlanta for a sale price of $30.7 million and expect to record a gain on disposition of property of $18.9 million.

During the fourth quarter of 2020, we sold nine buildings in Greensboro and Memphis for an aggregate sale price of $129.7 million (before closing credits to buyer of $1.2 million) and recorded aggregate gains on disposition of property of $52.5 million.

During the third quarter of 2020, we sold two buildings in Memphis for an aggregate sale price of $23.3 million (before closing credits to buyer of $0.7 million) and recorded aggregate gains on disposition of property of $9.4 million. During the third quarter of 2020, we also recognized $0.6 million of aggregate gains related to the disposition of property in the first quarter of 2020.

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

In-Process Development

As of December 31, 2020, we were developing 0.8 million rentable square feet of office properties. For a table summarizing our announced and in-process office developments, see “Item 2. Properties - In-Process Development.”

Financing Activity

During the first quarter of 2020, we entered into separate equity distribution agreements with each of Wells Fargo Securities, LLC, BofA Securities, Inc., BTIG, LLC, Capital One Securities, Inc., Fifth Third Securities, Inc., Jefferies LLC, J.P. Morgan Securities LLC, Regions Securities LLC and SunTrust Robinson Humphrey, Inc. Under the terms of the equity distribution agreements, the Company may offer and sell up to $300.0 million in aggregate gross sales price of shares of Common Stock from time to time through such firms, acting as agents of the Company or as principals. Sales of the shares, if any, may be made by means of ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices or as otherwise agreed with any of such firms (which may include block trades). The Company did not issue any shares of Common Stock under these agreements during 2020.

Our $600.0 million unsecured revolving credit facility is scheduled to mature in January 2022 and includes an accordion feature that allows for an additional $400.0 million of borrowing capacity subject to additional lender commitments. Assuming no defaults have occurred, we have an option to extend the maturity for two additional six-month periods. The interest rate at our current credit ratings is LIBOR plus 100 basis points and the annual facility fee is 20 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody’s Investors Service or Standard & Poor’s Ratings Services. There were no amounts outstanding under our revolving credit facility at both December 31, 2020 and January 29, 2021. At both December 31, 2020 and January 29, 2021, we had $0.1 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at both December 31, 2020 and January 29, 2021 was $599.9 million.

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

For information regarding our interest hedging activities and other market risks associated with our debt financing activities, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

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

As of December 31, 2020, the Operating Partnership had the following unsecured notes outstanding ($ in thousands):

	Face Amount	Carrying Amount	Stated Interest Rate	Effective Interest Rate
Notes due June 2021	$150,000	$149,901	3.200%	3.363%
Notes due January 2023	$250,000	$249,464	3.625%	3.752%
Notes due March 2027	$300,000	$297,534	3.875%	4.038%
Notes due March 2028	$350,000	$347,035	4.125%	4.271%
Notes due April 2029	$350,000	$349,189	4.200%	4.234%
Notes due February 2030	$400,000	$399,106	3.050%	3.079%
Notes due February 2031	$400,000	$398,423	2.600%	2.645%

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

Contractual Obligations

The following table sets forth a summary regarding our known contractual obligations, including required interest payments for those items that are interest bearing, at December 31, 2020 (in thousands):

		Amounts due during the years ending December 31,
	Total	2021	2022	2023	2024	2025	Thereafter
Mortgages and Notes Payable:
Principal payments (1)	$2,493,351	$152,032	$202,115	$252,201	$2,291	$982	$1,883,730
Interest payments	569,554	81,588	79,070	67,268	66,801	66,722	208,105
Purchase Obligations:
Lease and contractual commitments and contingent consideration (2)	212,916	194,121	17,231	—	—	—	1,564
Operating Lease Obligations:
Operating ground leases	92,283	2,127	2,169	2,167	2,123	2,170	81,527
Total	$3,368,104	$429,868	$300,585	$321,636	$71,215	$69,874	$2,174,926
__________
(1)Excludes amortization of premiums, discounts, debt issuance costs and/or purchase accounting adjustments.
(2)Consists primarily of commitments under signed leases and contracts for operating properties, excluding tenant-funded tenant improvements, and contracts for development/redevelopment projects. This includes $127.6 million of contractual commitments related to our in-process development activity and newly acquired properties, of which $112.5 million is scheduled to be funded in 2021. For a description of our development activity, see “Item 2. Properties - In-Process Development.” 2021 includes future spend for tenant improvements that can be used at the option of the customer during the remaining lease term. The timing of these lease and contractual commitments may fluctuate.

The interest payments due on mortgages and notes payable are based on the stated rates for the fixed rate debt and on the rates in effect at December 31, 2020 for the variable rate debt. The weighted average interest rate on our fixed (including debt with a variable rate that is effectively fixed by related interest rate swaps) and variable rate debt was 3.58% and 1.25%, respectively, at December 31, 2020. For additional information about our operating lease obligations, mortgages and notes payable and purchase obligations, see Notes 2, 6 and 8, respectively, to our Consolidated Financial Statements.

Dividends and Distributions

To maintain its qualification as a REIT, the Company must pay dividends to stockholders that are at least 90.0% of its annual REIT taxable income, excluding net capital gains. The partnership agreement requires the Operating Partnership to distribute at least enough cash for the Company to be able to pay such dividends. The Company’s REIT taxable income, as determined by the federal tax laws, does not equal its net income under accounting principles generally accepted in the United States of America (“GAAP”). In addition, although capital gains are not required to be distributed to maintain REIT status, capital gains, if any, are subject to federal and state income tax unless such gains are distributed to stockholders. See “Item 1A. Risk Factors – Risks Related to an Investment in our Securities – Cash distributions reduce the amount of cash that would otherwise be available for other business purposes, including funding debt maturities, reducing debt or future growth initiatives.”

The amount of future distributions that will be made is at the discretion of the Company’s Board of Directors. The following factors will affect such cash flows and, accordingly, influence the decisions of the Company’s Board of Directors regarding dividends and distributions:

•projections with respect to future REIT taxable income expected to be generated by the Company;

•debt service requirements after taking into account debt covenants and the repayment and restructuring of certain indebtedness and the availability of alternative sources of debt and equity capital and their impact on our ability to refinance existing debt and grow our business;

•scheduled increases in base rents of existing leases;

•changes in rents attributable to the renewal of existing leases or replacement leases;

•changes in occupancy rates at existing properties and execution of leases for newly acquired or developed properties;

•changes in operating expenses;

•anticipated leasing capital expenditures attributable to the renewal of existing leases or replacement leases;

•anticipated building improvements; and

•expected cash flows from financing and investing activities, including from the sales of assets generating taxable gains to the extent such assets are not sold in a tax-deferred exchange under Section 1031 of the Internal Revenue Code or another tax-free or tax-deferred transaction.

During each quarter of 2020, the Company declared and paid a cash dividend of $0.48 per share of Common Stock.

On February 2, 2021, the Company declared a cash dividend of $0.48 per share of Common Stock, which is payable on March 9, 2021 to stockholders of record as of February 16, 2021.

Current and Future Cash Needs

We anticipate that our available cash and cash equivalents, cash flows from operating activities and other available financing sources, including the issuance of debt securities by the Operating Partnership, the issuance of secured debt, bank term loans, borrowings under our revolving credit facility, the issuance of equity securities by the Company or the Operating Partnership and the disposition of non-core assets, will be adequate to meet our short-term liquidity requirements, including the remaining $150.0 million principal amount of unsecured notes that are scheduled to mature on June 15, 2021. We intend to exercise our right to redeem the remaining 3.20% notes at par on April 15, 2021.

We had $109.3 million of cash and cash equivalents as of December 31, 2020. The unused capacity of our revolving credit facility at both December 31, 2020 and January 29, 2021 was $599.9 million, excluding an accordion feature that allows for an additional $400.0 million of borrowing capacity subject to additional lender commitments.

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

During the remainder of 2021, we expect to sell an additional $100 million to $150 million of properties no longer considered to be core assets due to location, age, quality and/or overall strategic fit. We can make no assurance, however, that we will sell any non-core assets or, if we do, what the timing or terms of any such sale will be.

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

We consider our critical accounting estimates to be those used in the determination of the reported amounts and disclosure related to the following:

•Real estate and related assets;

•Impairments of real estate assets and investments in unconsolidated affiliates;

•Sales of real estate; and

•Leases.

Real Estate and Related Assets

Real estate and related assets are recorded at cost and stated at cost less accumulated depreciation. Renovations, replacements and other expenditures that improve or extend the life of assets are capitalized and depreciated over their estimated useful lives. Expenditures for ordinary maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful life of 40 years for buildings and depreciable land infrastructure costs, 15 years for building improvements and five to seven years for furniture, fixtures and equipment. Tenant improvements are amortized using the straight-line method over the initial fixed terms of the respective leases, which generally are from three to 10 years.

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

In-place leases acquired are recorded at fair value in deferred leasing costs and amortized to depreciation and amortization expense over the remaining term of the respective lease. The value of in-place leases is based on our evaluation of the specific characteristics of each customer’s lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, current market conditions, the customer’s credit quality and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, we consider tenant improvements, leasing commissions and legal and other related expenses.

Real estate and other assets are classified as long-lived assets held for use or as long-lived assets held for sale. Real estate is classified as held for sale when the sale of the asset is probable, has been duly approved by the Company, a legally enforceable contract has been executed and the buyer’s due diligence period, if any, has expired.

Impairments of Real Estate Assets and Investments in Unconsolidated Affiliates

With respect to assets classified as held for use, we perform an impairment analysis if our evaluation of events or changes in circumstances indicate that the carrying value may not be recoverable, such as a significant decline in occupancy, identification of materially adverse legal or environmental factors, change in our designation of an asset from core to non-core, which may impact the anticipated holding period, or a decline in market value to an amount less than cost. This analysis is generally performed at the property level, except when an asset is part of an interdependent group such as an office park, and consists of determining whether the asset’s carrying amount will be recovered from its undiscounted estimated future operating and residual cash flows. These cash flows are estimated based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for customers, changes in market rental rates, costs to operate each property and expected ownership periods. For properties under development, the cash flows are based on expected service potential of the asset or asset group when development is substantially complete.

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

Sales of Real Estate

For sales of real estate where we have collected the consideration to which we are entitled in exchange for transferring the real estate, the related assets and liabilities are removed from the balance sheet and the resultant gain or loss is recorded in the period the transaction closes. Any post-sale involvement is accounted for as separate performance obligations and when the separate performance obligations are satisfied, the sales price allocated to each is recognized.

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

Lease related receivables, which include accounts receivable and accrued straight-line rents receivable, are reduced for credit losses. Such amounts are recognized as a reduction to rental and other revenues. We regularly evaluate the collectability of our lease related receivables. Our evaluation of collectability primarily consists of reviewing the credit quality of our customer, historical trends of the customer and changes in customer payment terms. We do not maintain a general reserve to estimate amounts that may not be collectible. If our assumptions regarding the collectability of lease related receivables prove incorrect, we could experience credit losses in excess of what was recognized in rental and other revenues.

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

The following table sets forth the Company’s FFO, FFO available for common stockholders and FFO available for common stockholders per share (in thousands, except per share amounts):

	Year Ended December 31,
	2020	2019	2018
Funds from operations:
Net income	$357,914	$141,683	$177,630
Net (income) attributable to noncontrolling interests in consolidated affiliates	(1,174)	(1,214)	(1,207)
Depreciation and amortization of real estate assets	238,816	251,545	227,045
Impairments of depreciable properties	1,778	1,400	—
(Gains) on disposition of depreciable properties	(215,173)	(38,582)	(37,096)
Unconsolidated affiliates:
Depreciation and amortization of real estate assets	2,395	2,425	2,284
Funds from operations	384,556	357,257	368,656
Dividends on Preferred Stock	(2,488)	(2,488)	(2,492)
Funds from operations available for common stockholders	$382,068	$354,769	$366,164
Funds from operations available for common stockholders per share	$3.58	$3.33	$3.45
Weighted average shares outstanding (1)	106,714	106,445	106,268
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

As of December 31, 2020, our same property portfolio consisted of 159 in-service properties encompassing 24.4 million rentable square feet that were wholly owned during the entirety of the periods presented (from January 1, 2019 to December 31, 2020). As of December 31, 2019, our same property portfolio consisted of 207 in-service properties encompassing 28.3 million rentable square feet that were wholly owned during the entirety of the periods presented (from January 1, 2018 to December 31, 2019). The change in our same property portfolio was due to the addition of four newly developed properties encompassing 0.4 million rentable square feet placed in service during 2018. These additions were offset by the removal of 51 properties encompassing 4.4 million rentable square feet that were sold during 2020 and one property encompassing less than 0.1 million rentable square feet that is planned for demolition.

Rental and other revenues related to properties not in our same property portfolio were $90.0 million and $95.1 million for the years ended December 31, 2020 and 2019, respectively. Rental property and other expenses related to properties not in our same property portfolio were $23.2 million and $29.5 million for the years ended December 31, 2020 and 2019, respectively.

The following table sets forth the Company’s NOI, same property NOI and same property cash NOI (in thousands):

	Year Ended December 31,
	2020	2019
Net income	$357,914	$141,683
Equity in earnings of unconsolidated affiliates	(4,005)	(3,276)
Gains on disposition of property	(215,897)	(39,517)
Other loss	1,707	2,510
Interest expense	80,962	81,648
General and administrative expenses	41,031	44,067
Impairments of real estate assets	1,778	5,849
Depreciation and amortization	241,585	254,504
Net operating income	505,075	487,468
Non same property and other net operating income	(66,820)	(65,546)
Same property net operating income	$438,255	$421,922

Same property net operating income	$438,255	$421,922
Lease termination fees, straight-line rent and other non-cash adjustments (1)	(27,653)	(19,654)
Same property cash net operating income	$410,602	$402,268
__________
(1)    Includes $3.4 million of temporary rent deferrals, net of repayments, granted by the Company during the year ended December 31, 2020.

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

At December 31, 2020, we had $2,284.0 million principal amount of fixed rate debt outstanding, a $248.3 million increase as compared to December 31, 2019, excluding debt with a variable rate that is effectively fixed by related interest rate hedge contracts. The estimated aggregate fair market value of this debt was $2,452.8 million. If interest rates had been 100 basis points higher, the aggregate fair market value of our fixed rate debt would have been $152.1 million lower. If interest rates had been 100 basis points lower, the aggregate fair market value of our fixed rate debt would have been $165.6 million higher.

At December 31, 2020, we had $150.0 million of variable rate debt outstanding, a $321.0 million decrease as compared to December 31, 2019, not protected by interest rate hedge contracts. If the weighted average interest rate on this variable rate debt had been 100 basis points higher or lower, the annual interest expense at December 31, 2020 would increase or decrease by $1.5 million.

See “Item 1A. Risk Factors – Risks Related to our Financing Activities – Increases in interest rates would increase our interest expense.”

At December 31, 2020, we had $50.0 million of variable rate debt outstanding with $50.0 million of related floating-to-fixed interest rate swaps. These swaps effectively fix the underlying one-month LIBOR rate at a weighted average rate of 1.693%. If the underlying LIBOR interest rates increase or decrease by 100 basis points, the aggregate fair market value of the swaps at December 31, 2020 would increase or decrease by $0.5 million.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See page 56 for Index to Consolidated Financial Statements of Highwoods Properties, Inc. and Highwoods Realty Limited Partnership.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

General

The purpose of this section is to discuss our controls and procedures. The statements in this section represent the conclusions of Theodore J. Klinck, the Company’s President and Chief Executive Officer (“CEO”), and Mark F. Mulhern, the Company’s Executive Vice President and Chief Financial Officer (“CFO”).

The CEO and CFO evaluations of our controls and procedures include a review of the controls’ objectives and design, the controls’ implementation by us and the effect of the controls on the information generated for use in this Annual Report. We seek to identify data errors, control problems or acts of fraud and confirm that appropriate corrective action, including process improvements, is undertaken. Our controls and procedures are also evaluated on an ongoing basis by or through the following:

•activities undertaken and reports issued by employees responsible for testing our internal control over financial reporting;

•quarterly sub-certifications by representatives from appropriate business and accounting functions to support the CEO’s and CFO’s evaluations of our controls and procedures;

•other personnel in our finance and accounting organization;

•members of our internal disclosure committee; and

•members of the audit committee of the Company’s Board of Directors.

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

Management’s Annual Report on the Company’s Internal Control Over Financial Reporting

The Company’s management is required to establish and maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect transactions and dispositions of assets;

•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and

•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Under the supervision of the Company’s CEO and CFO, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting at December 31, 2020 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have concluded that, at December 31, 2020, the Company’s internal control over financial reporting was effective. Deloitte & Touche LLP, our independent registered public accounting firm, has issued their attestation report, which is included below, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020.

Management’s Annual Report on the Operating Partnership’s Internal Control Over Financial Reporting

The Operating Partnership is also required to establish and maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Under the supervision of the Company’s CEO and CFO, we conducted an evaluation of the effectiveness of the Operating Partnership’s internal control over financial reporting at December 31, 2020 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have concluded that, as of December 31, 2020, the Operating Partnership’s internal control over financial reporting was effective. SEC rules do not require us to obtain an attestation report of Deloitte & Touche LLP on the effectiveness of the Operating Partnership’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Highwoods Properties, Inc.:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Highwoods Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020 of the Company and our report dated February 9, 2021 expressed an unqualified opinion on those financial statements.

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
February 9, 2021

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2020 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were also no changes in the Operating Partnership’s internal control over financial reporting during the fourth quarter of 2020 that materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about the Company’s executive officers and directors, the code of ethics that applies to the Company’s chief executive officer and senior financial officers, which is posted on our website, and certain corporate governance matters is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 11, 2021. No changes have been made to the procedures by which stockholders may recommend nominees to the Company’s board of directors since the 2020 annual meeting, which was held on May 12, 2020. See Item X in Part I of this Annual Report for biographical information regarding the Company’s executive officers. The Company is the sole general partner of the Operating Partnership.

ITEM 11. EXECUTIVE COMPENSATION

Information about the compensation of the Company’s directors and executive officers is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 11, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about the beneficial ownership of Common Stock and the Company’s equity compensation plans is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 11, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information about certain relationships and related transactions, if any, and the independence of the Company’s directors is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 11, 2021.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information about fees paid to and services provided by our independent registered public accounting firm is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 11, 2021.

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

4.2	Form of 3.875% Notes due March 1, 2027 (filed as part of the Company’s Current Report on Form 8-K dated February 23, 2017)
4.3	Officers’ Certificate Establishing the Terms of the 3.875% Notes, dated February 23, 2017 (filed as part of the Company’s Current Report on Form 8-K dated February 23, 2017)
4.4	Form of 3.625% Notes due January 15, 2023 (filed as part of the Company’s Current Report on Form 8-K dated December 18, 2012)
4.5	Officers’ Certificate Establishing the Terms of the 3.625% Notes, dated as of December 18, 2012 (filed as part of the Company’s Current Report on Form 8-K dated December 18, 2012)
4.6	Form of 3.20% Notes due June 15, 2021 (filed as part of the Company’s Current Report on Form 8-K dated May 27, 2014)
4.7	Officers’ Certificate Establishing the Terms of the 3.20% Notes, dated as of May 27, 2014 (filed as part of the Company’s Current Report on Form 8-K dated May 27, 2014)
4.8	Form of 4.125% Notes due March 15, 2028 (filed as part of the Company’s Current Report on Form 8-K dated March 5, 2018)
4.9	Officers’ Certificate Establishing the Terms of the 4.125% Notes, dated March 5, 2018 (filed as part of the Company’s Current Report on Form 8-K dated March 5, 2018)
4.10	Form of 4.20% Notes due April 15, 2029 (filed as part of the Company’s Current Report on Form 8-K dated March 7, 2019)
4.11	Officers’ Certificate Establishing the Terms of the 4.20% Notes, dated March 7, 2019 (filed as part of the Company’s Current Report on Form 8-K dated March 7, 2019)
4.12	Form of 3.050% Notes due February 15, 2030 (filed as part of the Company’s Current Report on Form 8-K dated September 13, 2019)
4.13	Officers’ Certificate Establishing the Terms of the 3.050% Notes, dated September 13, 2019 (filed as part of the Company’s Current Report on Form 8-K dated September 13, 2019)
4.14	Form of 2.600% Notes due February 1, 2031 (filed as part of the Company’s Current Report on Form 8-K dated August 13, 2020)
4.15	Officers’ Certificate Establishing the Terms of the 2.600% Notes, dated August 13, 2020 (filed as part of the Company’s Current Report on Form 8-K dated August 13, 2020)
4.16	Description of Registered Securities (filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019)
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

Exhibit Number		Description
10.3
Amendment No. 2, dated as of July 19, 2018, to the Second Restated Agreement of Limited Partnership, dated as of January 1, 2000, of the Operating Partnership (filed as part of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018)

10.4	*	2015 Long-Term Equity Incentive Plan (filed as part of the Company’s Current Report on Form 8-K dated May 13, 2015)
10.5		Form of warrants to purchase Common Stock of the Company (filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997)
10.6	*	Highwoods Properties, Inc. Retirement Plan, effective as of March 1, 2006 (filed as part of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)
10.7	*	Highwoods Properties, Inc. 2020 Employee Stock Purchase Plan (filed as part of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020)
10.8	*
Executive Supplemental Employment Agreement, dated as of September 1, 2015 between the Company and Theodore J. Klinck (filed as part of the Company’s Current Report on Form 8-K dated September 1, 2015)

10.9	*	Executive Supplemental Employment Agreement, dated as of September 29, 2014 between the Company and Mark F. Mulhern (filed as part of the Company’s Current Report on Form 8-K dated October 1, 2014)
10.10	*
Amended and Restated Executive Supplemental Employment Agreement, dated as of February 12, 2013, between the Company and Jeffrey D. Miller (filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)

10.11	*
Executive Supplemental Employment Agreement, dated as of July 19, 2019, between the Company and Brendan C. Maiorana (filed as part of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019)

10.12	*
Executive Supplemental Employment Agreement, dated as of July 19, 2019, between the Company and Brian M. Leary (filed as part of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019)

10.13
Fifth Amended and Restated Credit Agreement, dated as of October 18, 2017, by and among the Company, the Operating Partnership, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Wells Fargo Bank, National Association and PNC Bank, National Association, as Co-Syndication Agents, and the Other Lenders named therein (filed as part of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)

21		Schedule of Subsidiaries (filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019)
23.1		Consent of Deloitte & Touche LLP for the Company
23.2		Consent of Deloitte & Touche LLP for the Operating Partnership
31.1		Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Company
31.2		Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Company
31.3		Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Operating Partnership
31.4		Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Operating Partnership
32.1		Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Company
32.2		Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Company
32.3		Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Operating Partnership
32.4		Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Operating Partnership
101.INS		Inline XBRL Instance Document (the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document)
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________
* Represents management contract or compensatory plan.

__________

All other schedules are omitted because they are not applicable or because the required information is included in our Consolidated Financial Statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Highwoods Properties, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Highwoods Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 9, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of Real Estate Assets - Refer to Notes 1 and 3 to the financial statements

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

The Company makes judgments that determine whether specific real estate assets possess indicators of impairment. Changes in those judgments could have a material impact on the real estate assets that are identified for further analysis.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the evaluation of real estate assets for possible indications of impairment included the following, among others:

•We tested the effectiveness of controls over management’s identification of possible circumstances that may indicate that the carrying amounts of real estate assets are no longer recoverable, including controls over management’s designation of an asset as core or non-core, occupancy and management’s estimates of fair values.

•We evaluated management’s identification of impairment indicators by developing an independent determination if properties exhibit an indicator of impairment by:

◦Inquiring of management and reading investment committee and board minutes to identify properties that should be evaluated as non-core and therefore may impact the anticipated holding period.

◦Testing real estate assets for possible indications of impairment, including searching for adverse asset-specific circumstances and/or market conditions by circulating a questionnaire to regional property managers and using reputable market surveys.

◦With the assistance of our fair value specialists, developing an independent expectation of impairment indicators and comparing such expectation to management’s analysis.

/s/ Deloitte & Touche LLP

Raleigh, North Carolina
February 9, 2021

We have served as the Company’s auditor since 2006.

Table on Contents
HIGHWOODS PROPERTIES, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2020	2019
Assets:
Real estate assets, at cost:
Land	$466,872	$515,095
Buildings and tenant improvements	4,981,637	5,128,150
Development in-process	259,681	172,706
Land held for development	131,474	99,163
	5,839,664	5,915,114
Less-accumulated depreciation	(1,418,379)	(1,388,566)
Net real estate assets	4,421,285	4,526,548
Real estate and other assets, net, held for sale	11,360	20,790
Cash and cash equivalents	109,322	9,505
Restricted cash	79,922	5,237
Accounts receivable	27,488	23,370
Mortgages and notes receivable	1,341	1,501
Accrued straight-line rents receivable	259,381	234,652
Investments in and advances to unconsolidated affiliates	27,104	26,298
Deferred leasing costs, net of accumulated amortization of $151,698 and $146,125, respectively	209,329	231,347
Prepaid expenses and other assets, net of accumulated depreciation of $21,154 and $20,017, respectively	62,885	58,996
Total Assets	$5,209,417	$5,138,244
Liabilities, Noncontrolling Interests in the Operating Partnership and Equity:
Mortgages and notes payable, net	$2,470,021	$2,543,710
Accounts payable, accrued expenses and other liabilities	268,727	286,911
Total Liabilities	2,738,748	2,830,621
Commitments and contingencies
Noncontrolling interests in the Operating Partnership	112,499	133,216
Equity:
Preferred Stock, $0.01 par value, 50,000,000 authorized shares;
8.625% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 28,826 and 28,859 shares issued and outstanding, respectively	28,826	28,859
Common Stock, $0.01 par value, 200,000,000 authorized shares;
103,921,546 and 103,756,046 shares issued and outstanding, respectively	1,039	1,038
Additional paid-in capital	2,993,946	2,954,779
Distributions in excess of net income available for common stockholders	(686,225)	(831,808)
Accumulated other comprehensive loss	(1,462)	(471)
Total Stockholders’ Equity	2,336,124	2,152,397
Noncontrolling interests in consolidated affiliates	22,046	22,010
Total Equity	2,358,170	2,174,407
Total Liabilities, Noncontrolling Interests in the Operating Partnership and Equity	$5,209,417	$5,138,244
See accompanying notes to consolidated financial statements.

Table on Contents
HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Income
(in thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Rental and other revenues	$736,900	$735,979	$720,035
Operating expenses:
Rental property and other expenses	231,825	248,511	242,415
Depreciation and amortization	241,585	254,504	229,955
Impairments of real estate assets	1,778	5,849	423
General and administrative	41,031	44,067	40,006
Total operating expenses	516,219	552,931	512,799
Interest expense	80,962	81,648	71,422
Other income/(loss)	(1,707)	(2,510)	1,940
Gains on disposition of property	215,897	39,517	37,638
Equity in earnings of unconsolidated affiliates	4,005	3,276	2,238
Net income	357,914	141,683	177,630
Net (income) attributable to noncontrolling interests in the Operating Partnership	(9,338)	(3,551)	(4,588)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(1,174)	(1,214)	(1,207)
Dividends on Preferred Stock	(2,488)	(2,488)	(2,492)
Net income available for common stockholders	$344,914	$134,430	$169,343
Earnings per Common Share – basic:
Net income available for common stockholders	$3.32	$1.30	$1.64
Weighted average Common Shares outstanding – basic	103,876	103,692	103,439
Earnings per Common Share – diluted:
Net income available for common stockholders	$3.32	$1.30	$1.64
Weighted average Common Shares outstanding – diluted	106,714	106,445	106,268
See accompanying notes to consolidated financial statements.

Table on Contents
HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Comprehensive income:
Net income	$357,914	$141,683	$177,630
Other comprehensive income/(loss):
Unrealized gains/(losses) on cash flow hedges	(1,238)	(9,134)	4,161
Amortization of cash flow hedges	247	(1,250)	(2,086)
Total other comprehensive income/(loss)	(991)	(10,384)	2,075
Total comprehensive income	356,923	131,299	179,705
Less-comprehensive (income) attributable to noncontrolling interests	(10,512)	(4,765)	(5,795)
Comprehensive income attributable to common stockholders	$346,411	$126,534	$173,910
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Equity
(in thousands, except share amounts)

	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Income/(Loss)	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2017	103,266,875	$1,033	$28,892	$2,929,399	$7,838	$17,416	$(747,344)	$2,237,234
Issuances of Common Stock, net of issuance costs and tax withholdings	33,652	—	—	1,865	—	—	—	1,865
Conversions of Common Units to Common Stock	90,001	—	—	4,043	—	—	—	4,043
Dividends on Common Stock ($1.85 per share)		—	—	—	—	—	(191,302)	(191,302)
Dividends on Preferred Stock ($86.25 per share)		—	—	—	—	—	(2,492)	(2,492)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	33,427	—	—	—	33,427
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(1,047)	—	(1,047)
Issuances of restricted stock	172,440	—	—	—	—	—	—	—
Redemptions/repurchases of Preferred Stock		—	(15)	—	—	—	—	(15)
Share-based compensation expense, net of forfeitures	(5,903)	3	—	7,463	—	—	—	7,466
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(4,588)	(4,588)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	1,207	(1,207)	—
Comprehensive income:
Net income		—	—	—	—	—	177,630	177,630
Other comprehensive income		—	—	—	2,075	—	—	2,075
Total comprehensive income								179,705
Balance at December 31, 2018	103,557,065	1,036	28,877	2,976,197	9,913	17,576	(769,303)	2,264,296
Issuances of Common Stock, net of issuance costs and tax withholdings	(143)	—	—	298	—	—	—	298
Conversions of Common Units to Common Stock	15,000	—	—	663	—	—	—	663
Dividends on Common Stock ($1.90 per share)		—	—	—	—	—	(196,935)	(196,935)
Dividends on Preferred Stock ($86.25 per share)		—	—	—	—	—	(2,488)	(2,488)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	(29,557)	—	—	—	(29,557)
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(1,767)	—	(1,767)
Contributions from noncontrolling interests in consolidated affiliates		—	—	—	—	4,987	—	4,987
Issuances of restricted stock	190,934	—	—	—	—	—	—	—
Redemptions/repurchases of Preferred Stock		—	(18)	—	—	—	—	(18)
Share-based compensation expense, net of forfeitures	(6,810)	2	—	7,178	—	—	—	7,180
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(3,551)	(3,551)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	1,214	(1,214)	—
Comprehensive income:
Net income		—	—	—	—	—	141,683	141,683
Other comprehensive loss		—	—	—	(10,384)	—	—	(10,384)
Total comprehensive income								131,299
Balance at December 31, 2019	103,756,046	$1,038	$28,859	$2,954,779	$(471)	$22,010	$(831,808)	$2,174,407

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Equity - Continued
(in thousands, except share amounts)

	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Income/(Loss)	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2019	103,756,046	$1,038	$28,859	$2,954,779	$(471)	$22,010	$(831,808)	$2,174,407
Issuances of Common Stock, net of issuance costs and tax withholdings	19,377	—	—	2,196	—	—	—	2,196
Conversions of Common Units to Common Stock	3,570	—	—	145	—	—	—	145
Dividends on Common Stock ($1.92 per share)		—	—	—	—	—	(199,331)	(199,331)
Dividends on Preferred Stock ($86.25 per share)		—	—	—	—	—	(2,488)	(2,488)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	30,617	—	—	—	30,617
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(1,138)	—	(1,138)
Issuances of restricted stock	149,304	—	—	—	—	—	—	—
Redemptions/repurchases of Preferred Stock		—	(33)	—	—	—	—	(33)
Share-based compensation expense, net of forfeitures	(6,751)	1	—	6,209	—	—	—	6,210
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(9,338)	(9,338)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	1,174	(1,174)	—
Comprehensive income:
Net income		—	—	—	—	—	357,914	357,914
Other comprehensive loss		—	—	—	(991)	—	—	(991)
Total comprehensive income								356,923
Balance at December 31, 2020	103,921,546	$1,039	$28,826	$2,993,946	$(1,462)	$22,046	$(686,225)	$2,358,170
See accompanying notes to consolidated financial statements.

Table on Contents
HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Operating activities:
Net income	$357,914	$141,683	$177,630
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	241,585	254,504	229,955
Amortization of lease incentives and acquisition-related intangible assets and liabilities	(2,537)	(505)	(1,943)
Share-based compensation expense	6,210	7,180	7,466
Credit losses on operating lease receivables	5,458	9,861	1,212
Write-off of mortgages and notes receivable	—	4,087	—
Accrued interest on mortgages and notes receivable	(118)	(184)	(451)
Amortization of debt issuance costs	3,092	2,970	2,857
Amortization of cash flow hedges	247	(1,250)	(2,086)
Amortization of mortgages and notes payable fair value adjustments	1,681	1,619	1,449
Impairments of real estate assets	1,778	5,849	423
Losses on debt extinguishment	3,674	640	—
Net gains on disposition of property	(215,897)	(39,517)	(37,638)
Equity in earnings of unconsolidated affiliates	(4,005)	(3,276)	(2,238)
Distributions of earnings from unconsolidated affiliates	1,533	1,149	2,104
Settlement of cash flow hedges	—	(11,749)	7,216
Changes in operating assets and liabilities:
Accounts receivable	437	(3,271)	1,759
Prepaid expenses and other assets	(365)	1,610	1,217
Accrued straight-line rents receivable	(36,576)	(29,828)	(23,203)
Accounts payable, accrued expenses and other liabilities	(5,951)	24,225	(7,101)
Net cash provided by operating activities	358,160	365,797	358,628
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	(2,363)	(424,222)	(50,649)
Investments in development in-process	(160,612)	(116,111)	(150,310)
Investments in tenant improvements and deferred leasing costs	(137,997)	(138,754)	(121,534)
Investments in building improvements	(62,154)	(53,826)	(68,256)
Net proceeds from disposition of real estate assets	484,311	133,326	88,813
Distributions of capital from unconsolidated affiliates	72	7,833	105
Investments in mortgages and notes receivable	(32)	—	—
Repayments of mortgages and notes receivable	310	295	1,312
Investments in and advances to unconsolidated affiliates	—	(9,977)	—
Changes in other investing activities	(10,853)	(5,971)	(6,230)
Net cash provided by/(used in) investing activities	$110,682	$(607,407)	$(306,749)

Table on Contents
HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows – Continued
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Financing activities:
Dividends on Common Stock	$(199,331)	$(196,935)	$(191,302)
Redemptions/repurchases of Preferred Stock	(33)	(18)	(15)
Dividends on Preferred Stock	(2,488)	(2,488)	(2,492)
Distributions to noncontrolling interests in the Operating Partnership	(5,456)	(5,189)	(5,167)
Distributions to noncontrolling interests in consolidated affiliates	(1,138)	(1,767)	(1,047)
Proceeds from the issuance of Common Stock	3,571	2,086	3,637
Costs paid for the issuance of Common Stock	(215)	—	(95)
Repurchase of shares related to tax withholdings	(1,160)	(1,788)	(1,677)
Borrowings on revolving credit facility	129,000	604,600	438,900
Repayments of revolving credit facility	(350,000)	(565,600)	(501,900)
Borrowings on mortgages and notes payable	398,364	747,990	345,863
Repayments of mortgages and notes payable	(251,952)	(326,876)	(211,803)
Payments of debt extinguishment costs	(3,193)	—	—
Changes in debt issuance costs and other financing activities	(10,309)	(7,806)	(2,971)
Net cash provided by/(used in) financing activities	(294,340)	246,209	(130,069)
Net increase/(decrease) in cash and cash equivalents and restricted cash	174,502	4,599	(78,190)
Cash and cash equivalents and restricted cash at beginning of the period	14,742	10,143	88,333
Cash and cash equivalents and restricted cash at end of the period	$189,244	$14,742	$10,143
Reconciliation of cash and cash equivalents and restricted cash:

	Year Ended December 31,
	2020	2019	2018
Cash and cash equivalents at end of the period	$109,322	$9,505	$3,769
Restricted cash at end of the period	79,922	5,237	6,374
Cash and cash equivalents and restricted cash at end of the period	$189,244	$14,742	$10,143

Supplemental disclosure of cash flow information:

	Year Ended December 31,
	2020	2019	2018
Cash paid for interest, net of amounts capitalized	$72,350	$72,014	$67,235
Supplemental disclosure of non-cash investing and financing activities:

	Year Ended December 31,
	2020	2019	2018
Unrealized gains/(losses) on cash flow hedges	$(1,238)	$(9,134)	$4,161
Conversions of Common Units to Common Stock	145	663	4,043
Changes in accrued capital expenditures (1)	(1,913)	5,625	(165)
Write-off of fully depreciated real estate assets	46,656	85,727	76,558
Write-off of fully amortized leasing costs	25,618	45,042	34,191
Write-off of fully amortized debt issuance costs	1,438	1,791	2,733
Adjustment of noncontrolling interests in the Operating Partnership to fair value	(30,617)	29,557	(33,427)
Issuances of Common Units to acquire real estate assets	6,163	—	—
Contingent consideration in connection with the acquisition of land	—	1,200	—
Contributions from noncontrolling interests in consolidated affiliates	—	4,987	—
Initial recognition of lease liabilities related to right of use assets	—	35,349	—
__________
(1)Accrued capital expenditures included in accounts payable, accrued expenses and other liabilities at December 31, 2020, 2019 and 2018 were $66.0 million, $67.9 million and $62.2 million, respectively.
See accompanying notes to consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of the General Partner of Highwoods Realty Limited Partnership:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Highwoods Realty Limited Partnership and subsidiaries (the “Operating Partnership”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, capital, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of Real Estate Assets - Refer to Notes 1 and 3 to the financial statements

Critical Audit Matter Description

The Operating Partnership performs an impairment analysis of properties which begins with an evaluation of events or changes in circumstances that may indicate that the carrying value may not be recoverable, such as a significant decline in occupancy, identification of materially adverse legal or environmental factors, a change in the designation of an asset from core to non-core, which may impact the anticipated holding period, or a decline in market value to an amount less than cost.

The Operating Partnership makes judgments that determine whether specific real estate assets possess indicators of impairment. Changes in those judgments could have a material impact on the real estate assets that are identified for further analysis.

Given the Operating Partnership’s evaluation of possible indications of impairment of real estate assets requires management to make judgments, performing audit procedures to evaluate whether management appropriately identified events or changes in circumstances indicating that the carrying amounts of real estate assets may not be recoverable required a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the evaluation of real estate assets for possible indications of impairment included the following, among others:

•We tested the effectiveness of controls over management’s identification of possible circumstances that may indicate that the carrying amounts of real estate assets are no longer recoverable, including controls over management’s designation of an asset as core or non-core, occupancy and management’s estimates of fair values.

•We evaluated management’s identification of impairment indicators by developing an independent determination if properties exhibit an indicator of impairment by:

◦Inquiring of management and reading investment committee and board minutes to identify properties that should be evaluated as non-core and therefore may impact the anticipated holding period.

◦Testing real estate assets for possible indications of impairment, including searching for adverse asset-specific circumstances and/or market conditions by circulating a questionnaire to regional property managers and using reputable market surveys.

◦With the assistance of our fair value specialists, developing an independent expectation of impairment indicators and comparing such expectation to management’s analysis.

/s/ Deloitte & Touche LLP

Raleigh, North Carolina
February 9, 2021

We have served as the Operating Partnership’s auditor since 2006.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Balance Sheets
(in thousands, except unit and per unit data)

	December 31,
	2020	2019
Assets:
Real estate assets, at cost:
Land	$466,872	$515,095
Buildings and tenant improvements	4,981,637	5,128,150
Development in-process	259,681	172,706
Land held for development	131,474	99,163
	5,839,664	5,915,114
Less-accumulated depreciation	(1,418,379)	(1,388,566)
Net real estate assets	4,421,285	4,526,548
Real estate and other assets, net, held for sale	11,360	20,790
Cash and cash equivalents	109,322	9,505
Restricted cash	79,922	5,237
Accounts receivable	27,488	23,370
Mortgages and notes receivable	1,341	1,501
Accrued straight-line rents receivable	259,381	234,652
Investments in and advances to unconsolidated affiliates	27,104	26,298
Deferred leasing costs, net of accumulated amortization of $151,698 and $146,125, respectively	209,329	231,347
Prepaid expenses and other assets, net of accumulated depreciation of $21,154 and $20,017, respectively	62,885	58,996
Total Assets	$5,209,417	$5,138,244
Liabilities, Redeemable Operating Partnership Units and Capital:
Mortgages and notes payable, net	$2,470,021	$2,543,710
Accounts payable, accrued expenses and other liabilities	268,727	286,911
Total Liabilities	2,738,748	2,830,621
Commitments and contingencies
Redeemable Operating Partnership Units:
Common Units, 2,838,725 and 2,723,703 outstanding, respectively	112,499	133,216
Series A Preferred Units (liquidation preference $1,000 per unit), 28,826 and 28,859 units issued and outstanding, respectively	28,826	28,859
Total Redeemable Operating Partnership Units	141,325	162,075
Capital:
Common Units:
General partner Common Units, 1,063,515 and 1,060,709 outstanding, respectively	23,087	21,240
Limited partner Common Units, 102,449,222 and 102,286,528 outstanding, respectively	2,285,673	2,102,769
Accumulated other comprehensive loss	(1,462)	(471)
Noncontrolling interests in consolidated affiliates	22,046	22,010
Total Capital	2,329,344	2,145,548
Total Liabilities, Redeemable Operating Partnership Units and Capital	$5,209,417	$5,138,244
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Income
(in thousands, except per unit amounts)

	Year Ended December 31,
	2020	2019	2018
Rental and other revenues	$736,900	$735,979	$720,035
Operating expenses:
Rental property and other expenses	231,825	248,511	242,415
Depreciation and amortization	241,585	254,504	229,955
Impairments of real estate assets	1,778	5,849	423
General and administrative	41,031	44,067	40,006
Total operating expenses	516,219	552,931	512,799
Interest expense	80,962	81,648	71,422
Other income/(loss)	(1,707)	(2,510)	1,940
Gains on disposition of property	215,897	39,517	37,638
Equity in earnings of unconsolidated affiliates	4,005	3,276	2,238
Net income	357,914	141,683	177,630
Net (income) attributable to noncontrolling interests in consolidated affiliates	(1,174)	(1,214)	(1,207)
Distributions on Preferred Units	(2,488)	(2,488)	(2,492)
Net income available for common unitholders	$354,252	$137,981	$173,931
Earnings per Common Unit – basic:
Net income available for common unitholders	$3.33	$1.30	$1.64
Weighted average Common Units outstanding – basic	106,297	106,014	105,826
Earnings per Common Unit – diluted:
Net income available for common unitholders	$3.33	$1.30	$1.64
Weighted average Common Units outstanding – diluted	106,305	106,036	105,859
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Comprehensive income:
Net income	$357,914	$141,683	$177,630
Other comprehensive income/(loss):
Unrealized gains/(losses) on cash flow hedges	(1,238)	(9,134)	4,161
Amortization of cash flow hedges	247	(1,250)	(2,086)
Total other comprehensive income/(loss)	(991)	(10,384)	2,075
Total comprehensive income	356,923	131,299	179,705
Less-comprehensive (income) attributable to noncontrolling interests	(1,174)	(1,214)	(1,207)
Comprehensive income attributable to common unitholders	$355,749	$130,085	$178,498
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Capital
(in thousands)

	Common Units		Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2017	$21,830	$2,161,258	$7,838	$17,416	$2,208,342
Issuances of Common Units, net of issuance costs and tax withholdings	19	1,846	—	—	1,865
Distributions on Common Units ($1.85 per unit)	(1,957)	(193,755)	—	—	(195,712)
Distributions on Preferred Units ($86.25 per unit)	(25)	(2,467)	—	—	(2,492)
Share-based compensation expense, net of forfeitures	75	7,391	—	—	7,466
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(1,047)	(1,047)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	372	36,920	—	—	37,292
Net (income) attributable to noncontrolling interests in consolidated affiliates	(12)	(1,195)	—	1,207	—
Comprehensive income:
Net income	1,776	175,854	—	—	177,630
Other comprehensive income	—	—	2,075	—	2,075
Total comprehensive income					179,705
Balance at December 31, 2018	22,078	2,185,852	9,913	17,576	2,235,419
Issuances of Common Units, net of issuance costs and tax withholdings	3	295	—	—	298
Distributions on Common Units ($1.90 per unit)	(2,013)	(199,334)	—	—	(201,347)
Distributions on Preferred Units ($86.25 per unit)	(25)	(2,463)	—	—	(2,488)
Share-based compensation expense, net of forfeitures	72	7,108	—	—	7,180
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(1,767)	(1,767)
Contributions from noncontrolling interests in consolidated affiliates	—	—	—	4,987	4,987
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	(280)	(27,753)	—	—	(28,033)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(12)	(1,202)	—	1,214	—
Comprehensive income:
Net income	1,417	140,266	—	—	141,683
Other comprehensive loss	—	—	(10,384)	—	(10,384)
Total comprehensive income					131,299
Balance at December 31, 2019	21,240	2,102,769	(471)	22,010	2,145,548
Issuances of Common Units, net of issuance costs and tax withholdings	84	8,275	—	—	8,359
Distributions on Common Units ($1.92 per unit)	(2,040)	(201,962)	—	—	(204,002)
Distributions on Preferred Units ($86.25 per unit)	(25)	(2,463)	—	—	(2,488)
Share-based compensation expense, net of forfeitures	62	6,148	—	—	6,210
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(1,138)	(1,138)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	199	19,733	—	—	19,932
Net (income) attributable to noncontrolling interests in consolidated affiliates	(12)	(1,162)	—	1,174	—
Comprehensive income:
Net income	3,579	354,335	—	—	357,914
Other comprehensive loss	—	—	(991)	—	(991)
Total comprehensive income					356,923
Balance at December 31, 2020	$23,087	$2,285,673	$(1,462)	$22,046	$2,329,344
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Operating activities:
Net income	$357,914	$141,683	$177,630
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	241,585	254,504	229,955
Amortization of lease incentives and acquisition-related intangible assets and liabilities	(2,537)	(505)	(1,943)
Share-based compensation expense	6,210	7,180	7,466
Credit losses on operating lease receivables	5,458	9,861	1,212
Write-off of mortgages and notes receivable	—	4,087	—
Accrued interest on mortgages and notes receivable	(118)	(184)	(451)
Amortization of debt issuance costs	3,092	2,970	2,857
Amortization of cash flow hedges	247	(1,250)	(2,086)
Amortization of mortgages and notes payable fair value adjustments	1,681	1,619	1,449
Impairments of real estate assets	1,778	5,849	423
Losses on debt extinguishment	3,674	640	—
Net gains on disposition of property	(215,897)	(39,517)	(37,638)
Equity in earnings of unconsolidated affiliates	(4,005)	(3,276)	(2,238)
Distributions of earnings from unconsolidated affiliates	1,533	1,149	2,104
Settlement of cash flow hedges	—	(11,749)	7,216
Changes in operating assets and liabilities:
Accounts receivable	437	(3,271)	1,759
Prepaid expenses and other assets	(365)	1,610	1,217
Accrued straight-line rents receivable	(36,576)	(29,828)	(23,203)
Accounts payable, accrued expenses and other liabilities	(5,951)	24,225	(7,101)
Net cash provided by operating activities	358,160	365,797	358,628
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	(2,363)	(424,222)	(50,649)
Investments in development in-process	(160,612)	(116,111)	(150,310)
Investments in tenant improvements and deferred leasing costs	(137,997)	(138,754)	(121,534)
Investments in building improvements	(62,154)	(53,826)	(68,256)
Net proceeds from disposition of real estate assets	484,311	133,326	88,813
Distributions of capital from unconsolidated affiliates	72	7,833	105
Investments in mortgages and notes receivable	(32)	—	—
Repayments of mortgages and notes receivable	310	295	1,312
Investments in and advances to unconsolidated affiliates	—	(9,977)	—
Changes in other investing activities	(10,853)	(5,971)	(6,230)
Net cash provided by/(used in) investing activities	$110,682	$(607,407)	$(306,749)

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows - Continued
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Financing activities:
Distributions on Common Units	$(204,002)	$(201,347)	$(195,712)
Redemptions/repurchases of Preferred Units	(33)	(18)	(15)
Distributions on Preferred Units	(2,488)	(2,488)	(2,492)
Distributions to noncontrolling interests in consolidated affiliates	(1,138)	(1,767)	(1,047)
Proceeds from the issuance of Common Units	3,571	2,086	3,637
Costs paid for the issuance of Common Units	(215)	—	(95)
Repurchase of units related to tax withholdings	(1,160)	(1,788)	(1,677)
Borrowings on revolving credit facility	129,000	604,600	438,900
Repayments of revolving credit facility	(350,000)	(565,600)	(501,900)
Borrowings on mortgages and notes payable	398,364	747,990	345,863
Repayments of mortgages and notes payable	(251,952)	(326,876)	(211,803)
Payments of debt extinguishment costs	(3,193)	—	—
Changes in debt issuance costs and other financing activities	(11,094)	(8,583)	(3,728)
Net cash provided by/(used in) financing activities	(294,340)	246,209	(130,069)
Net increase/(decrease) in cash and cash equivalents and restricted cash	174,502	4,599	(78,190)
Cash and cash equivalents and restricted cash at beginning of the period	14,742	10,143	88,333
Cash and cash equivalents and restricted cash at end of the period	$189,244	$14,742	$10,143
Reconciliation of cash and cash equivalents and restricted cash:

	Year Ended December 31,
	2020	2019	2018
Cash and cash equivalents at end of the period	$109,322	$9,505	$3,769
Restricted cash at end of the period	79,922	5,237	6,374
Cash and cash equivalents and restricted cash at end of the period	$189,244	$14,742	$10,143
Supplemental disclosure of cash flow information:

	Year Ended December 31,
	2020	2019	2018
Cash paid for interest, net of amounts capitalized	$72,350	$72,014	$67,235
Supplemental disclosure of non-cash investing and financing activities:

	Year Ended December 31,
	2020	2019	2018
Unrealized gains/(losses) on cash flow hedges	$(1,238)	$(9,134)	$4,161
Changes in accrued capital expenditures (1)	(1,913)	5,625	(165)
Write-off of fully depreciated real estate assets	46,656	85,727	76,558
Write-off of fully amortized leasing costs	25,618	45,042	34,191
Write-off of fully amortized debt issuance costs	1,438	1,791	2,733
Adjustment of Redeemable Common Units to fair value	(26,880)	27,256	(38,049)
Issuances of Common Units to acquire real estate assets	6,163	—	—
Contingent consideration in connection with the acquisition of land	—	1,200	—
Contributions from noncontrolling interests in consolidated affiliates	—	4,987	—
Initial recognition of lease liabilities related to right of use assets	—	35,349	—
__________
(1)Accrued capital expenditures included in accounts payable, accrued expenses and other liabilities at December 31, 2020, 2019 and 2018 were $66.0 million, $67.9 million and $62.2 million, respectively.
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(tabular dollar amounts in thousands, except per share and per unit data)

1.    Description of Business and Significant Accounting Policies

Description of Business

Highwoods Properties, Inc. (the “Company”) is a fully integrated real estate investment trust (“REIT”) that provides leasing, management, development, construction and other customer-related services for its properties and for third parties. The Company conducts its activities through Highwoods Realty Limited Partnership (the “Operating Partnership”). At December 31, 2020, we owned or had an interest in 27.2 million rentable square feet of in-service properties, 1.2 million rentable square feet of office properties under development and approximately 230 acres of development land.

The Company is the sole general partner of the Operating Partnership. At December 31, 2020, the Company owned all of the Preferred Units and 103.5 million, or 97.3%, of the Common Units in the Operating Partnership. Limited partners owned the remaining 2.8 million Common Units. In the event the Company issues shares of Common Stock, the net proceeds of the issuance are contributed to the Operating Partnership in exchange for additional Common Units. Generally, the Operating Partnership is obligated to redeem each Common Unit at the request of the holder thereof for cash equal to the value of one share of Common Stock based on the average of the market price for the 10 trading days immediately preceding the notice date of such redemption, provided that the Company, at its option, may elect to acquire any such Common Units presented for redemption for cash or one share of Common Stock. The Common Units owned by the Company are not redeemable. During 2020, the Company redeemed 3,570 Common Units for a like number of shares of Common Stock and the Operating Partnership issued 118,592 Common Units to acquire real estate assets.

Basis of Presentation

Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The Company’s Consolidated Financial Statements include the Operating Partnership, wholly owned subsidiaries and those entities in which the Company has the controlling interest. The Operating Partnership’s Consolidated Financial Statements include wholly owned subsidiaries and those entities in which the Operating Partnership has the controlling interest. We consolidate joint venture investments, such as interests in partnerships and limited liability companies, when we control the major operating and financial policies of the investment through majority ownership, in our capacity as a general partner or managing member or through some other contractual right. At December 31, 2020, three properties owned through a joint venture investment were consolidated. We also consolidate those entities deemed to be variable interest entities in which we are determined to be the primary beneficiary. At December 31, 2020, we have involvement with, and are the primary beneficiary in, an entity that we concluded to be a variable interest entity (see Note 4).

In addition, during 2019, we acquired a building using a special purpose entity owned by a qualified intermediary to facilitate a potential Section 1031 reverse exchange under the Internal Revenue Code. We determined that this entity was a variable interest entity of which we were the primary beneficiary and therefore, we consolidated this entity as of December 31, 2019. During 2020, we completed the exchange by acquiring 100% of the special purpose entity.

All intercompany transactions and accounts have been eliminated.

Certain amounts within the Consolidated Statements of Income for the year ended December 31, 2018 were removed and/or combined to conform to the current year presentation.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in our Consolidated Financial Statements and accompanying notes. Actual results could differ from those estimates.

Insurance

We are primarily self-insured for health care claims for participating employees. We have stop-loss coverage to limit our exposure to significant claims on a per claim and annual aggregate basis. We determine our liabilities for claims, including incurred but not reported losses, based on all relevant information, including actuarial estimates of claim liabilities. At December 31, 2020, a reserve of $0.5 million was recorded to cover estimated reported and unreported claims.

Real Estate and Related Assets

Real estate and related assets are recorded at cost and stated at cost less accumulated depreciation. Renovations, replacements and other expenditures that improve or extend the life of assets are capitalized and depreciated over their estimated useful lives. Expenditures for ordinary maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful life of 40 years for buildings and depreciable land infrastructure costs, 15 years for building improvements and five to seven years for furniture, fixtures and equipment. Tenant improvements are amortized using the straight-line method over the initial fixed terms of the respective leases, which generally are from three to 10 years. Depreciation expense for real estate assets was $204.6 million, $214.7 million and $191.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

In-place leases acquired are recorded at fair value in deferred leasing costs and amortized to depreciation and amortization expense over the remaining term of the respective lease. The value of in-place leases is based on our evaluation of the specific characteristics of each customer’s lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, current market conditions, the customer’s credit quality and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, we consider tenant improvements, leasing commissions and legal and other related expenses.

Real estate and other assets are classified as long-lived assets held for use or as long-lived assets held for sale. Real estate is classified as held for sale when the sale of the asset is probable, has been duly approved by the Company, a legally enforceable contract has been executed and the buyer’s due diligence period, if any, has expired.

Impairments of Real Estate Assets and Investments in Unconsolidated Affiliates

With respect to assets classified as held for use, we perform an impairment analysis if our evaluation of events or changes in circumstances indicate that the carrying value may not be recoverable, such as a significant decline in occupancy, identification of materially adverse legal or environmental factors, change in our designation of an asset from core to non-core, which may impact the anticipated holding period, or a decline in market value to an amount less than cost. This analysis is generally performed at the property level, except when an asset is part of an interdependent group such as an office park, and consists of determining whether the asset’s carrying amount will be recovered from its undiscounted estimated future operating and residual cash flows. These cash flows are estimated based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for customers, changes in market rental rates, costs to operate each property and expected ownership periods. For properties under development, the cash flows are based on expected service potential of the asset or asset group when development is substantially complete.

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

Sales of Real Estate

For sales of real estate where we have collected the consideration to which we are entitled in exchange for transferring the real estate, the related assets and liabilities are removed from the balance sheet and the resultant gain or loss is recorded in the period the transaction closes. Any post-sale involvement is accounted for as separate performance obligations and when the separate performance obligations are satisfied, the sales price allocated to each is recognized.

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

Redeemable Common Units and Preferred Units

Limited partners holding Common Units other than the Company (“Redeemable Common Units”) have the right to put any and all of the Common Units to the Operating Partnership and the Company has the right to put any and all of the Preferred Units to the Operating Partnership in exchange for their liquidation preference plus accrued and unpaid distributions in the event of a corresponding redemption by the Company of the underlying Preferred Stock. Consequently, these Redeemable Common Units and Preferred Units are classified outside of permanent partners’ capital in the Operating Partnership’s accompanying balance sheets. The recorded value of the Redeemable Common Units is based on fair value at the balance sheet date as measured by the closing price of Common Stock on that date multiplied by the total number of Redeemable Common Units outstanding. The recorded value of the Preferred Units is based on their redemption value.

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

Concentration of Credit Risk

At December 31, 2020, properties that we wholly own were leased to 1,378 customers. The geographic locations that comprise greater than 10.0% of our rental and other revenues are Atlanta, Nashville, Raleigh and Tampa. Our customers engage in a wide variety of businesses. No single customer generated more than 5% of our consolidated revenues during 2020.

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

Earnings Per Share and Per Unit

Basic earnings per share of the Company is computed by dividing net income available for common stockholders by the weighted Common Shares outstanding - basic. Diluted earnings per share is computed by dividing net income available for common stockholders (inclusive of noncontrolling interests in the Operating Partnership) by the weighted Common Shares outstanding - basic plus the dilutive effect of options, warrants and convertible securities outstanding, including Common Units, using the treasury stock method. Weighted Common Shares outstanding - basic includes all unvested restricted stock where dividends received on such restricted stock are non-forfeitable.

Basic earnings per unit of the Operating Partnership is computed by dividing net income available for common unitholders by the weighted Common Units outstanding - basic. Diluted earnings per unit is computed by dividing net income available for common unitholders by the weighted Common Units outstanding - basic plus the dilutive effect of options and warrants, using the treasury stock method. Weighted Common Units outstanding - basic includes all of the Company’s unvested restricted stock where distributions received on such restricted stock are non-forfeitable.

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

Due to the business disruptions and challenges severely affecting the global economy caused by the COVID-19 pandemic, lessors may provide rent deferrals and other lease concessions to lessees. In April 2020, the FASB staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. Under existing lease guidance, we would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification

Q&A allows us, if certain criteria have been met, to bypass the lease by lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. We have elected the practical expedient and will not apply lease modification accounting on a lease by lease basis where applicable. As a result, $3.7 million of deferred rent is included in accounts receivable on our Consolidated Balance Sheets at December 31, 2020.

2.    Leases

On January 1, 2019, we adopted Accounting Standards Codification Topic 842 “Leases” (“ASC 842”), which supersedes Accounting Standards Codification Topic 840 “Leases” (“ASC 840”). Information in this Note 2 with respect to our leases and lease related costs as both lessee and lessor and lease related receivables as lessor is presented under ASC 842 as of and for the years ended December 31, 2020 and 2019 and under ASC 840 for the year ended December 31, 2018.

We adopted ASC 842 using the modified retrospective approach whereby the cumulative effect of adoption was recognized on the adoption date and prior periods were not restated. There was no net cumulative effect adjustment to retained earnings as of January 1, 2019 as a result of this adoption. ASC 842 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. We operate as both a lessor and a lessee. As a lessor, we are required under ASC 842 to account for leases using an approach that is substantially equivalent to ASC 840’s guidance for operating leases and other leases such as sales-type leases and direct financing leases. In addition, ASC 842 requires lessors to capitalize and amortize only incremental direct leasing costs. As a lessee, we are required under the new standard to apply a dual approach, classifying leases, such as ground leases, as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase. This classification determines whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. ASC 842 also requires lessees to record a right of use asset and a lease liability for all leases with a term of greater than a year regardless of their classification. We have also elected the practical expedient not to recognize right of use assets and lease liabilities for leases with a term of a year or less.

On adoption of the standard, we elected the package of practical expedients provided for in ASC 842, including:

•No reassessment of whether any expired or existing contracts were or contained leases;

•No reassessment of the lease classification for any expired or existing leases; and

•No reassessment of initial direct costs for any existing leases.

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

Lease related receivables, which include accounts receivable and accrued straight-line rents receivable, are reduced for credit losses. Such amounts are recognized as a reduction to rental and other revenues. We regularly evaluate the collectability of our lease related receivables. Our evaluation of collectability primarily consists of reviewing the credit quality of our customer, historical trends of the customer and changes in customer payment terms. We do not maintain a general reserve to estimate amounts that may not be collectible. If our assumptions regarding the collectability of lease related receivables prove incorrect, we could experience credit losses in excess of what was recognized in rental and other revenues.

We recognized rental and other revenues related to operating lease payments of $726.0 million and $723.1 million, of which variable lease payments were $56.0 million and $65.4 million, during the years ended December 31, 2020 and 2019, respectively. The following table sets forth the undiscounted cash flows for future minimum base rents to be received from customers for leases in effect at December 31, 2020 for the properties that we wholly own:

2021	$623,888
2022	619,530
2023	570,417
2024	513,483
2025	432,272
Thereafter	2,049,545
$4,809,135

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

Cost recovery income is determined on a calendar year and a lease-by-lease basis. The most common types of cost recovery income in our leases are CAM and real estate taxes, for which a customer typically pays its pro-rata share of operating and administrative expenses and real estate taxes in excess of the costs incurred during a contractually specified base year. The computation of cost recovery income is complex and involves numerous judgments, including the interpretation of lease provisions. Leases are not uniform in dealing with such cost recovery income and there are many variations in the computation. Many customers make monthly fixed payments of CAM, real estate taxes and other cost reimbursement items. We accrue income related to these payments each month. We make quarterly accrual adjustments, positive or negative, to cost recovery income to adjust the recorded amounts to our best estimate of the final annual amounts to be billed and collected. After the end of the calendar year, we compute each customer’s final cost recovery income and, after considering amounts paid by the customer during the year, issue a bill or credit for the appropriate amount to the customer. The differences between the amounts billed less previously received payments and the accrual adjustment are recorded as increases or decreases to cost recovery income when the final bills are prepared, which occurs during the first half of the subsequent year.

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

Information as Lessee Under ASC 842

We have 20 properties subject to operating ground leases in Atlanta, Nashville, Orlando, Raleigh and Tampa with a weighted average remaining term of 51 years. Rental payments on these leases are adjusted periodically based on either the CPI or on a pre-determined schedule. The monthly payments on a pre-determined schedule are recognized on a straight-line basis over the terms of the respective leases. Changes in the CPI are not estimated as part of our measurement of straight-line rental expense. Upon initial adoption of ASC 842, we recognized a lease liability of $35.3 million (in accounts payable, accrued expenses and other liabilities) and a related right of use asset of $29.7 million (in prepaid expenses and other assets) on our Consolidated Balance Sheets equal to the present value of the minimum lease payments required under each ground lease. The difference between the recorded lease liability and right of use asset represents the accrued straight-line rent liability previously recognized under ASC 840. We used a discount rate of approximately 4.5%, which was derived from our assessment of the credit quality of the Company and adjusted to reflect secured borrowing, estimated yield curves and long-term spread adjustments over appropriate tenors. Some of our ground leases contain extension options; however, these did not impact our calculation of the right of use asset and liability as they extend beyond the useful life of the properties subject to the operating ground leases. We recognized $2.6 million and $2.5 million of ground lease expense during the years ended December 31, 2020 and 2019, respectively, and paid $2.2 million in cash during both years.

The following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments on operating ground leases at December 31, 2020 and a reconciliation of those cash flows to the operating lease liability at December 31, 2020:

2021	$2,127
2022	2,169
2023	2,167
2024	2,123
2025	2,170
Thereafter	81,527
92,283
Discount	(57,892)
Lease liability	$34,391

Information as Lessee Under ASC 840

Certain of our properties are subject to operating ground leases. Rental payments on these leases are adjusted periodically based on either the CPI or on a pre-determined schedule. Total rental property expense recorded for operating ground leases was $2.5 million for the year ended December 31, 2018.

3.    Real Estate Assets

Acquisitions

During 2020, we acquired two development parcels totaling less than one acre in Raleigh and Nashville for an aggregate purchase price of $8.5 million, including the issuance of 118,592 Common Units and capitalized acquisition costs.

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

Dispositions

During 2020, we sold a total of 52 buildings, encompassing 4,489,000 rentable square feet, in Greensboro and Memphis and various land parcels for an aggregate sale price of $494.2 million (before closing credits to buyer of $5.7 million) and recorded aggregate gains on disposition of property of $215.5 million. During 2020, we also recognized $0.4 million of gain related to the satisfaction of a performance obligation as part of a 2016 land sale.

During 2019, we sold a total of six buildings and various land parcels for an aggregate sale price of $136.4 million and recorded aggregate gains on disposition of property of $39.5 million.

During 2018, we sold a total of three buildings and various land parcels for an aggregate sale price of $90.6 million and recorded aggregate gains on disposition of property of $37.6 million.

Impairments

During 2020, we recorded an impairment of real estate assets of $1.8 million, which resulted from a change in market-based inputs and our assumptions about the use of the assets.

During 2019, we recorded aggregate impairments of real estate assets of $5.8 million as a result of shortened hold periods from classifying all of our assets in Greensboro and Memphis as non-core and changes in market-based inputs and our assumptions about the use of the assets.

During 2018, we recorded an impairment of real estate assets of $0.4 million, which resulted from a change in market-based inputs and our assumptions about the use of the assets.

4.    Investments in and Advances to Affiliates

Unconsolidated Affiliates

We have equity interests of up to 50.0% in various joint ventures with unrelated third parties that are accounted for using the equity method of accounting because we have the ability to exercise significant influence over the operating and financial policies of the joint venture investment. The difference between the cost of these investments and the net book value of the underlying net assets was $0.6 million and $0.7 million at December 31, 2020 and 2019, respectively.

The following table sets forth our ownership in unconsolidated affiliates at December 31, 2020:

Joint Venture	Location	Ownership Interest
Plaza Colonnade, Tenant-in-Common	Kansas City	50.0%
Kessinger/Hunter & Company, LC	Kansas City	26.5%
Highwoods DLF Forum, LLC (1)	Raleigh	25.0%
__________
(1)We acquired our joint venture partner’s 75.0% interest in our Highwoods DLF Forum, LLC joint venture (the “Forum”) in the first quarter of 2021. See Note 19.

We receive development, management and leasing fees for services provided to certain of our joint ventures. These fees are recognized in income to the extent of our respective joint venture partner’s interest. During the years ended December 31, 2020, 2019 and 2018, we recognized $1.0 million, $0.5 million and $0.4 million, respectively, of development/construction, management and leasing fees from our unconsolidated joint ventures. At December 31, 2020 and 2019, we had receivables of $0.2 million and $0.1 million, respectively, related to these fees in accounts receivable.

Consolidated Variable Interest Entity

In 2019, we and The Bromley Companies formed a joint venture (the “Midtown One joint venture”) to construct Midtown West, a 150,000 square foot, multi-customer office building located in the mixed-use Midtown Tampa project in Tampa’s Westshore submarket. Midtown West has an anticipated total investment of $71.3 million. Construction of Midtown West began in the third quarter of 2019 with a scheduled completion date in the second quarter of 2021. At closing, we agreed to contribute cash of $20.0 million, which has been fully funded, in exchange for an 80.0% interest in the Midtown One joint venture and The Bromley Companies contributed land valued at $5.0 million in exchange for the remaining 20.0% interest. We also committed to provide a $46.3 million interest-only secured construction loan to the Midtown One joint venture that is scheduled to mature on the second anniversary of completion. The loan bears interest at LIBOR plus 250 basis points. As of December 31, 2020, $18.5 million under the loan has been funded.

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

December 31, 2020
Development in-process	$46,873
Deferred leasing costs	$196
Prepaid expenses and other assets	$75
Accounts payable, accrued expenses and other liabilities	$2,693

The assets of the Midtown One joint venture can be used only to settle obligations of the joint venture and its creditors have no recourse to our wholly owned assets.

Other Consolidated Affiliate

We have a 50.0% ownership interest in Highwoods-Markel Associates, LLC (“Markel”), a consolidated joint venture. We are the manager and leasing agent for Markel’s properties, which are located in Richmond in exchange for customary management and leasing fees. We consolidate Markel since we are the managing member and control the major operating and financial policies of the entity. As controlling member, we have an obligation to cause this property-owning entity to distribute proceeds of liquidation to the noncontrolling interest member in these partially owned properties only if the net proceeds received by the entity from the sale of any of Markel’s assets warrant a distribution as determined by the agreement governing the joint venture. We estimate the value of such noncontrolling interest distributions would have been $30.7 million had the entity been liquidated at December 31, 2020. This estimated settlement value is based on the fair value of the underlying properties which is based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for customers, changes in market rental rates and costs to operate each property. If the entity’s underlying assets are worth less than the underlying liabilities on the date of such liquidation, we would have no obligation to remit any consideration to the noncontrolling interest holder.

5.    Intangible Assets and Below Market Lease Liabilities

The following table sets forth total intangible assets and acquisition-related below market lease liabilities, net of accumulated amortization:

	December 31,
	2020	2019
Assets:
Deferred leasing costs (including lease incentives and above market lease and in-place lease acquisition-related intangible assets)	$361,027	$377,472
Less accumulated amortization	(151,698)	(146,125)
	$209,329	$231,347
Liabilities (in accounts payable, accrued expenses and other liabilities):
Acquisition-related below market lease liabilities	$63,748	$65,971
Less accumulated amortization	(37,838)	(34,014)
	$25,910	$31,957

The following table sets forth amortization of intangible assets and below market lease liabilities:

	Year Ended December 31,
	2020	2019	2018
Amortization of deferred leasing costs and acquisition-related intangible assets (in depreciation and amortization)	$34,401	$37,386	$36,486
Amortization of lease incentives (in rental and other revenues)	$1,847	$4,281	$1,908
Amortization of acquisition-related intangible assets (in rental and other revenues)	$1,137	$1,290	$1,677
Amortization of acquisition-related intangible assets (in rental property and other expenses)	$510	$557	$557
Amortization of acquisition-related below market lease liabilities (in rental and other revenues)	$(6,031)	$(6,633)	$(6,085)

The following table sets forth scheduled future amortization of intangible assets and below market lease liabilities:

Years Ending December 31,	Amortization of Deferred Leasing Costs and Acquisition-Related Intangible Assets (in Depreciation and Amortization)	Amortization of Lease Incentives (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental and Other Revenues)	Amortization of Acquisition-Related Below Market Lease Liabilities (in Rental and Other Revenues)
2021	$34,063	$1,563	$711	$(4,958)
2022	30,011	1,353	601	(3,977)
2023	26,496	1,279	447	(3,600)
2024	23,348	1,133	373	(2,932)
2025	19,224	1,064	342	(1,673)
Thereafter	60,979	4,523	1,819	(8,770)
	$194,121	$10,915	$4,293	$(25,910)
Weighted average remaining amortization periods as of December 31, 2020 (in years)	8.3	9.5	9.7	8.6

6.    Mortgages and Notes Payable

Our mortgages and notes payable consisted of the following:

	December 31,
	2020	2019
Secured indebtedness:
4.00% mortgage loan due 2029 (1)	$93,350	$95,303
	93,350	95,303
Unsecured indebtedness:
3.20% (3.363% effective rate) notes due 2021 (2)	149,901	299,369
3.625% (3.752% effective rate) notes due 2023 (3)	249,464	249,201
3.875% (4.038% effective rate) notes due 2027 (4)	297,534	297,134
4.125% (4.271% effective rate) notes due 2028 (5)	347,035	346,621
4.20% (4.234% effective rate) notes due 2029 (6)	349,189	349,091
3.050% (3.079% effective rate) notes due 2030 (7)	399,106	399,009
2.600% (2.645% effective rate) notes due 2031 (8)	398,423	—
Variable rate term loan due 2022 (9)	—	100,000
Variable rate term loan due 2022 (10)	200,000	200,000
Revolving credit facility due 2022	—	221,000
	2,390,652	2,461,425
Less-unamortized debt issuance costs	(13,981)	(13,018)
Total mortgages and notes payable, net	$2,470,021	$2,543,710
__________
(1)Our secured mortgage loan was collateralized by real estate assets with an undepreciated book value of $147.9 million at December 31, 2020. We paid down $2.0 million of secured loan balances through principal amortization during 2020.
(2)Net of unamortized original issuance discount of $0.1 million and $0.6 million as of December 31, 2020 and 2019, respectively.
(3)Net of unamortized original issuance discount of $0.5 million and $0.8 million as of December 31, 2020 and 2019, respectively.
(4)Net of unamortized original issuance discount of $2.5 million and $2.9 million as of December 31, 2020 and 2019, respectively.
(5)Net of unamortized original issuance discount of $3.0 million and $3.4 million as of December 31, 2020 and 2019, respectively.
(6)Net of unamortized original issuance discount of $0.8 million and $0.9 million as of December 31, 2020 and 2019, respectively.
(7)Net of unamortized original issuance discount of $0.9 million and $1.0 million as of December 31, 2020 and 2019, respectively.
(8)Net of unamortized original issuance discount of $1.6 million as of December 31, 2020.
(9)This debt was repaid in 2020.
(10)As more fully described in Note 7, we entered into floating-to-fixed interest rate swaps that effectively fix LIBOR for $50.0 million of this loan through January 2022. Accordingly, the equivalent fixed rate of this amount is 2.79%. The interest rate on the remaining $150.0 million was 1.25% at December 31, 2020.

The following table sets forth scheduled future principal payments, including amortization, due on our mortgages and notes payable at December 31, 2020:

Years Ending December 31,	Principal Amount
2021	$150,504
2022	200,686
2023	251,024
2024	1,124
2025 (1)	(185)
Thereafter	1,880,849
Less-unamortized debt issuance costs	(13,981)
$2,470,021
__________
(1)Represents amortization of discounts in excess of principal payments due.

Our $600.0 million unsecured revolving credit facility is scheduled to mature in January 2022 and includes an accordion feature that allows for an additional $400.0 million of borrowing capacity subject to additional lender commitments. Assuming no defaults have occurred, we have an option to extend the maturity for two additional six-month periods. The interest rate at our current credit ratings is LIBOR plus 100 basis points and the annual facility fee is 20 basis points. There were no amounts outstanding under our revolving credit facility at both December 31, 2020 and January 29, 2021. At both December 31, 2020 and January 29, 2021, we had $0.1 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at both December 31, 2020 and January 29, 2021 was $599.9 million.

During 2020, the Operating Partnership issued $400.0 million aggregate principal amount of 2.600% notes due February 2031, less original issuance discount of $1.6 million. These notes were priced to yield 2.645%. Underwriting fees and other expenses were incurred that aggregated $3.4 million; these costs were deferred and will be amortized over the term of the notes. The net proceeds from the issuance were used: (1) to finance the Operating Partnership’s cash tender offer to purchase $150.0 million principal amount of its 3.20% notes due June 15, 2021 at a purchase price of 101.908% of the face amount of the notes, plus accrued and unpaid interest; (2) to prepay without penalty our $100.0 million unsecured bank term loan that was scheduled to mature in January 2022 and which bore interest at LIBOR plus 110 basis points; and (3) for general corporate purposes. We recorded $3.7 million of aggregate losses on debt extinguishment related to the repurchase of the 3.20% notes and the term loan prepayment.

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

During 2019, we prepaid without penalty the remaining $225.0 million on our seven-year unsecured bank term loan, which was scheduled to mature in June 2020. The term loan bore interest at LIBOR plus 110 basis points. We recorded $0.4 million of loss on debt extinguishment related to this prepayment.

During 2019, we prepaid without penalty $100.0 million on our $200.0 million unsecured bank term loan and recorded $0.3 million of loss on debt extinguishment related to this prepayment. During 2020, we prepaid without penalty the remaining $100.0 million upon issuance of the $400.0 million aggregate principal amount of 2.600% notes due February 2031. The term loan was scheduled to mature in January 2022 and bore interest at LIBOR plus 110 basis points.

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

The Operating Partnership has $149.9 million carrying amount of 2021 notes outstanding, $249.5 million carrying amount of 2023 notes outstanding, $297.5 million carrying amount of 2027 notes outstanding, $347.0 million carrying amount of 2028 notes outstanding, $349.2 million carrying amount of 2029 notes outstanding, $399.1 million carrying amount of 2030 notes outstanding and $398.4 million carrying amount of 2031 notes outstanding. The indenture that governs these outstanding notes requires us to comply with customary operating covenants and various financial ratios. The trustee or the holders of at least 25.0% in principal amount of any series of notes can accelerate the principal amount of such series upon written notice of a default that remains uncured after 60 days.

We have considered our short-term liquidity needs within one year from February 9, 2021 (the date of issuance of the annual financial statements) and the adequacy of our estimated cash flows from operating activities and other available financing sources to meet these needs. In particular, we have considered our scheduled debt maturities during such one-year period, including the remaining $150.0 million principal amount of unsecured notes that are scheduled to mature on June 15, 2021. We intend to exercise our right to redeem the remaining 3.20% notes at par on April 15, 2021. We have concluded it is probable we will meet these short-term liquidity requirements through a combination of the following:

•available cash and cash equivalents;

•cash flows from operating activities;

•issuance of debt securities by the Operating Partnership;

•issuance of secured debt;

•bank term loans;

•borrowings under our revolving credit facility;

•issuance of equity securities by the Company or the Operating Partnership; and

•the disposition of non-core assets.

Capitalized Interest

Total interest capitalized to development and significant building and tenant improvement projects was $8.3 million, $5.6 million and $6.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

We previously entered into floating-to-fixed interest rate swaps through January 2022 with respect to an aggregate of $50.0 million LIBOR-based borrowings. These swaps effectively fix the underlying one-month LIBOR rate at a weighted average rate of 1.693%.

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

Amounts reported in accumulated other comprehensive income/(loss) related to derivatives will be reclassified to interest expense as interest payments are made on our debt. During 2021, we estimate that $0.5 million will be reclassified as a net increase to interest expense.

The following table sets forth the fair value of our derivatives:

	December 31,
	2020	2019
Derivatives:
Derivatives designated as cash flow hedges in accounts payable, accrued expenses and other liabilities:
Interest rate swaps	$846	$154

The following table sets forth the effect of our cash flow hedges on accumulated other comprehensive income/(loss) and interest expense:

	Year Ended December 31,
	2020	2019	2018
Derivatives Designated as Cash Flow Hedges:
Amount of unrealized gains/(losses) recognized in accumulated other comprehensive income/(loss) on derivatives:
Interest rate swaps	$(1,238)	$(9,134)	$4,161
Amount of (gains)/losses reclassified out of accumulated other comprehensive income/(loss) into interest expense:
Interest rate swaps	$247	$(1,250)	$(2,086)

8.    Commitments and Contingencies

Lease and Contractual Commitments

We have $212.9 million of lease and contractual commitments at December 31, 2020. Lease and contractual commitments represent commitments under signed leases and contracts for operating properties (excluding tenant-funded tenant improvements) and contracts for development/redevelopment projects, of which $58.0 million was recorded on our Consolidated Balance Sheets at December 31, 2020.

Contingent Consideration

We had $0.8 million and $5.3 million of contingent consideration related to certain parcels of acquired development land at December 31, 2020 and 2019, respectively. The contingent consideration for each is payable in cash to a third party if and to the extent future development milestones as outlined in the purchase agreements are met.

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

COVID-19

Since early March 2020, efforts to slow the spread of the COVID-19 virus have had a significant impact on the U.S. economy. We continue to follow the policies described in Notes 1 and 2, including those related to impairments of real estate assets and investments in unconsolidated affiliates, leases and estimates of credit losses on operating lease receivables. While the results of our current analyses did not result in any material adjustments to amounts as of and for the year ended December 31, 2020, circumstances related to the COVID-19 pandemic may result in recording impairments, lease modifications and credit losses in future periods.

9.    Noncontrolling Interests

Noncontrolling Interests in Consolidated Affiliates

At December 31, 2020, our noncontrolling interests in consolidated affiliates relate to our joint venture partners’ 50.0% interest in office properties in Richmond and 20.0% interest in an office development property in Tampa. Our joint venture partners are unrelated third parties.

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

The following table sets forth the Company’s noncontrolling interests in the Operating Partnership:

	Year Ended December 31,
	2020	2019
Beginning noncontrolling interests in the Operating Partnership	$133,216	$105,960
Adjustment of noncontrolling interests in the Operating Partnership to fair value	(30,617)	29,557
Issuances of Common Units	6,163	—
Conversions of Common Units to Common Stock	(145)	(663)
Net income attributable to noncontrolling interests in the Operating Partnership	9,338	3,551
Distributions to noncontrolling interests in the Operating Partnership	(5,456)	(5,189)
Total noncontrolling interests in the Operating Partnership	$112,499	$133,216

The following table sets forth net income available for common stockholders and transfers from the Company’s noncontrolling interests in the Operating Partnership:

	Year Ended December 31,
	2020	2019	2018
Net income available for common stockholders	$344,914	$134,430	$169,343
Increase in additional paid in capital from conversions of Common Units to Common Stock	145	663	4,043
Issuances of Common Units	(6,163)	—	—
Change from net income available for common stockholders and transfers from noncontrolling interests	$338,896	$135,093	$173,386

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

The following table sets forth our assets and liabilities and the Company’s noncontrolling interests in the Operating Partnership that are measured or disclosed at fair value within the fair value hierarchy:

		Level 1	Level 2
	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs
Fair Value at December 31, 2020:
Assets:
Mortgages and notes receivable, at fair value (1)	$1,341	$—	$1,341
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	2,573	2,573	—
Total Assets	$3,914	$2,573	$1,341
Noncontrolling Interests in the Operating Partnership	$112,499	$112,499	$—
Liabilities:
Mortgages and notes payable, net, at fair value (1)	$2,639,163	$—	$2,639,163
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	846	—	846
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	2,573	2,573	—
Total Liabilities	$2,642,582	$2,573	$2,640,009

Fair Value at December 31, 2019:
Assets:
Mortgages and notes receivable, at fair value (1)	$1,501	$—	$1,501
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	2,345	2,345	—
Total Assets	$3,846	$2,345	$1,501
Noncontrolling Interests in the Operating Partnership	$133,216	$133,216	$—
Liabilities:
Mortgages and notes payable, net, at fair value (1)	$2,615,776	$—	$2,615,776
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	154	—	154
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	2,345	2,345	—
Total Liabilities	$2,618,275	$2,345	$2,615,930
__________
(1)    Amounts are not recorded at fair value on our Consolidated Balance Sheets at December 31, 2020 and 2019.

The Level 3 impaired real estate assets measured at a fair value of $2.1 million in the second quarter of 2020 included a non-core office building. The impairment resulted from a change in our assumptions about the use of the assets and was calculated using brokers’ opinions of value, letters of intent and comparable sales as observable inputs were not available.

The Level 3 impaired real estate assets measured at a fair value of $7.6 million in the third quarter of 2019 included an office building and land held for development. The aggregate impairments resulted from a change in our assumptions about the use of the assets and were calculated using brokers’ opinions of value and comparable sales as observable inputs were not available.

The Level 3 impaired real estate assets measured at a fair value of $0.7 million in the second quarter of 2019 included land held for development. The impairment resulted from a change in our assumptions about the use of the assets and was calculated using the terms of definitive sales contracts as observable inputs were not available.

11.    Equity

Common Stock Issuances

At December 31, 2020, the Company had 96.1 million remaining shares of Common Stock authorized to be issued under its charter.

Common Stock Dividends

Dividends of the Company declared per share of Common Stock aggregated $1.92, $1.90 and $1.85 for the years ended December 31, 2020, 2019 and 2018, respectively.

The following table sets forth the Company’s estimated taxability to the common stockholders of dividends per share for federal income tax purposes:

	Year Ended December 31,
	2020	2019	2018
Ordinary dividend	$1.65	$1.64	$1.48
Capital gains	0.25	0.13	0.31
Return of capital	0.02	0.13	0.06
Total	$1.92	$1.90	$1.85

The Company’s tax returns have not been examined by the Internal Revenue Service (“IRS”) and, therefore, the taxability of dividends is subject to change.

Preferred Stock

The following table sets forth the Company’s Preferred Stock:

	Issue Date	Number of Shares Outstanding	Carrying Value	Liquidation Preference Per Share	Optional Redemption Date	Annual Dividends Payable Per Share
		(in thousands)
December 31, 2020
8.625% Series A Cumulative Redeemable	2/12/1997	29	$28,826	$1,000	2/12/2027	$86.25
December 31, 2019
8.625% Series A Cumulative Redeemable	2/12/1997	29	$28,859	$1,000	2/12/2027	$86.25

The following table sets forth the Company’s estimated taxability to the preferred stockholders of dividends per share for federal income tax purposes:

	Year Ended December 31,
	2020	2019	2018
8.625% Series A Cumulative Redeemable:
Ordinary dividend	$74.96	$79.90	$71.22
Capital gains	11.29	6.35	15.03
Total	$86.25	$86.25	$86.25

The Company’s tax returns have not been examined by the IRS and, therefore, the taxability of dividends is subject to change.

Warrants

At both December 31, 2020 and 2019, we had 15,000 warrants outstanding with an exercise price of $32.50 per share. Upon exercise of a warrant, the Company will contribute the exercise price to the Operating Partnership in exchange for Common Units. Therefore, the Operating Partnership accounts for such warrants as if issued by the Operating Partnership. These warrants have no expiration date.

Common Unit Distributions

Distributions of the Operating Partnership declared per Common Unit aggregated $1.92, $1.90 and $1.85 for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Preferred Units

The following table sets forth the Operating Partnership’s Preferred Units:

	Issue Date	Number of Units Outstanding	Carrying Value	Liquidation Preference Per Unit	Optional Redemption Date	Annual Distributions Payable Per Unit
		(in thousands)
December 31, 2020
8.625% Series A Cumulative Redeemable	2/12/1997	29	$28,826	$1,000	2/12/2027	$86.25
December 31, 2019
8.625% Series A Cumulative Redeemable	2/12/1997	29	$28,859	$1,000	2/12/2027	$86.25

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

Certain other employees participate in a similar annual non-equity incentive program. Incentive eligibility ranges from 10% to 30% of annual base salary. The actual incentive payment is determined by a mix of the Company’s overall performance, the performance of any applicable division and the individual’s performance during each year. These amounts are also accrued and expensed in the year earned, but are typically paid early in the following year.

The Company’s officers are eligible to receive a mix of long-term equity incentive awards on or about March 1 of each year. Prior to 2018, the mix generally consisted of stock options, time-based restricted stock and total return-based restricted stock. Since 2018, the mix has consisted of time-based restricted stock and total return-based restricted stock. Time-based restricted stock grants are also made annually to directors and certain other employees. Dividends received on restricted stock are non-forfeitable and are paid at the same rate and on the same date as on shares of Common Stock, except that, with respect to shares of total return-based restricted stock issued to the Company’s chief executive officer, dividends accumulate and are payable only if and to the extent the shares vest. Dividends paid on subsequently forfeited shares are expensed. Additional shares of total return-based restricted stock may be issued at the end of the applicable measurement periods if and to the extent actual performance exceeds certain levels of performance. Such additional shares, if any, would be fully vested when issued. No expense is recorded for additional shares of total return-based restricted stock that may be issued at the end of the applicable measurement period since that possibility is reflected in the grant date fair value. The following table sets forth the number of shares of Common Stock reserved for future issuance under the Company’s long-term equity incentive plans:

	December 31,
	2020	2019
Outstanding stock options and warrants	552,373	599,902
Possible future issuance under equity incentive plans	1,926,324	2,016,659
	2,478,697	2,616,561

Of the possible future issuance under the Company’s long-term equity incentive plans at December 31, 2020, no more than an additional 0.3 million shares can be in the form of restricted stock.

During the years ended December 31, 2020, 2019 and 2018, we recognized $6.2 million, $7.2 million and $7.5 million, respectively, of share-based compensation expense. Because REITs generally do not pay income taxes, we do not realize tax benefits on share-based payments. At December 31, 2020, there was $5.2 million of total unrecognized share-based compensation costs, which will be recognized over a weighted average remaining contractual term of 1.9 years.

- Stock Options

Stock options issued from 2014 through 2017 vest ratably on an annual basis over four years and expire after 10 years. All stock options have an exercise price equal to the last reported stock price of our Common Stock on the New York Stock Exchange (“NYSE”) on the last trading day prior to grant. The value of all options as of the date of grant is calculated using the Black-Scholes option-pricing model and is amortized over the respective vesting period or the service period, if shorter, for employees who are or will become eligible under the Company’s retirement plan.

The following table sets forth stock option activity:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price
Stock options outstanding at December 31, 2017	640,822	$45.29
Exercised	(44,304)	40.15
Stock options outstanding at December 31, 2018	596,518	45.67
Exercised	(9,026)	39.53
Forfeited	(2,590)	48.79
Stock options outstanding at December 31, 2019	584,902	45.75
Exercised	(42,163)	41.10
Forfeited	(5,366)	50.82
Stock options outstanding at December 31, 2020 (1) (2)	537,373	$46.07
__________
(1)The outstanding options at December 31, 2020 had a weighted average remaining life of 5.0 years.
(2)The Company had 496,656 options exercisable at December 31, 2020 with a weighted average exercise price of $45.54, weighted average remaining life of 4.9 years and intrinsic value of $0.1 million. Of these exercisable options, 436,880 had exercise prices higher than the market price of our Common Stock at December 31, 2020.

Cash received or receivable from options exercised was $1.9 million, $0.4 million and $1.9 million for the years ended December 31, 2020, 2019 and 2018, respectively. The total intrinsic value of options exercised during the years ended December 31, 2020, 2019 and 2018 was $0.4 million, $0.1 million and $0.4 million, respectively. The total intrinsic value of options outstanding at December 31, 2020, 2019 and 2018 was $0.1 million, $2.4 million and $0.1 million, respectively. The Company generally does not permit the net cash settlement of exercised stock options, but does permit net share settlement so long as the shares received are held for at least a year. The Company has a practice of issuing new shares to satisfy stock option exercises.

- Time-Based Restricted Stock

Shares of time-based restricted stock vest ratably on an annual basis generally over four years. Beginning in 2019, shares of time-based restricted stock granted to non-employee directors vest on the first anniversary of the grant date. The value of grants of time-based restricted stock is based on the market value of Common Stock as of the date of grant and is amortized to expense over the respective vesting period or the service period, if shorter, for employees who are or will become eligible under the Company’s retirement plan.

The following table sets forth time-based restricted stock activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted shares outstanding at December 31, 2017	172,246	$46.46
Awarded and issued (1)	94,984	43.01
Vested (2)	(73,307)	44.19
Forfeited	(2,684)	45.89
Restricted shares outstanding at December 31, 2018	191,239	45.62
Awarded and issued (1)	103,590	45.98
Vested (2)	(73,036)	45.79
Forfeited	(3,642)	46.07
Restricted shares outstanding at December 31, 2019	218,151	45.73
Awarded and issued (1)	83,116	44.88
Vested (2)	(88,326)	45.86
Forfeited	(3,751)	45.78
Restricted shares outstanding at December 31, 2020	209,190	$45.34
__________
(1)The weighted average fair value at grant date of time-based restricted stock issued during the years ended December 31, 2020, 2019 and 2018 was $3.7 million, $4.8 million and $4.1 million, respectively.
(2)The vesting date fair value of time-based restricted stock that vested during the years ended December 31, 2020, 2019 and 2018 was $3.9 million, $3.3 million and $3.2 million, respectively. Vested shares include those shares surrendered by employees to satisfy tax withholding obligations in connection with such vesting.

- Total Return-Based Restricted Stock

Shares of total return-based restricted stock vest to the extent the Company’s absolute total returns for certain pre-determined three-year periods exceed predetermined goals. The amount subject to vesting ranges from zero to 150%. For total return-based restricted stock issued prior to 2020, notwithstanding the Company’s absolute total return, if the Company’s total return exceeds 100% of the average peer group total return index, at least 75% of total return-based restricted stock issued will vest at the end of the applicable period. This amount was increased from 75% to 100% for total return-based restricted stock issued in 2020. The weighted average grant date fair value of such shares of total return-based restricted stock issued in 2020, 2019 and 2018 was determined to be $38.31, $39.42 and $40.81, respectively, and is amortized over the respective three-year period or the service period, if shorter, for employees who are or will become eligible under the Company’s retirement plan. The fair values of the total return-based restricted stock granted were determined at the grant dates using a Monte Carlo simulation model and the following assumptions:

	2020	2019	2018
Risk free interest rate (1)	0.9%	2.4%	2.3%
Common stock dividend yield (2)	3.9%	4.4%	3.9%
Expected volatility (3)	20.4%	27.3%	41.1%
__________
(1)Represents the interest rate as of the grant date on US treasury bonds having the same life as the estimated life of the total return-based restricted stock grants.
(2)The dividend yield is calculated utilizing the then current regular dividend rate for a one-year period and the average per share price of Common Stock during the three-month period preceding the date of grant.
(3)Based on the historical volatility of Common Stock over a period relevant to the related total return-based restricted stock grant.

The following table sets forth total return-based restricted stock activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted shares outstanding at December 31, 2017	160,724	$44.72
Awarded and issued (1)	77,456	40.81
Vested (2)	(41,160)	45.61
Forfeited (3)	(16,926)	45.24
Restricted shares outstanding at December 31, 2018	180,094	43.34
Awarded and issued (1)	87,344	39.42
Vested (2)	(45,901)	43.68
Forfeited (3)	(12,689)	43.58
Restricted shares outstanding at December 31, 2019	208,848	42.22
Awarded and issued (1)	66,188	38.31
Forfeited (3)	(49,852)	51.93
Restricted shares outstanding at December 31, 2020	225,184	$39.53
__________
(1)The fair value at grant date of total return-based restricted stock issued during the years ended December 31, 2020, 2019 and 2018 was $2.5 million, $3.4 million and $3.2 million, respectively, at target.
(2)The vesting date fair value of total return-based restricted stock that vested during the years ended December 31, 2019 and 2018 was $2.1 million and $1.8 million, respectively, based on the performance of the specific plans. Vested shares include those shares surrendered by employees to satisfy tax withholding obligations in connection with such vesting. There were no vested shares of total return-based restricted stock during the year ended December 31, 2020.
(3)The 2020, 2019 and 2018 amounts include 46,852, 9,521 and 13,707 shares, respectively, that were forfeited at the end of the applicable measurement period because the applicable total return did not meet targeted levels.

401(k) Retirement Savings Plan

We have a 401(k) Retirement Savings Plan covering substantially all employees who meet certain age and employment criteria. We contribute amounts for each participant at a rate of 75% of the employee’s contribution (up to 6% of each employee’s bi-weekly salary and cash incentives, subject to statutory limits). During the years ended December 31, 2020, 2019 and 2018, we contributed $1.4 million, $1.5 million and $1.4 million, respectively, to the 401(k) savings plan. The assets of this qualified plan are not included in our Consolidated Financial Statements since the assets are not owned by us.

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

Deferred Compensation

Prior to 2010, officers could elect to defer all or a portion of their cash compensation, which was then invested in unrelated mutual funds under a non-qualified deferred compensation plan. These investments are recorded at fair value, which aggregated $2.6 million and $2.3 million at December 31, 2020 and 2019, respectively, and are included in prepaid expenses and other assets, with an offsetting deferred compensation liability recorded in accounts payable, accrued expenses and other liabilities. Deferred amounts ultimately payable to the participants are based on the value of the related mutual fund investments. Accordingly, changes in the value of the unrelated mutual funds are recorded in interest and other income and the corresponding offsetting changes in the deferred compensation liability are recorded in general and administrative expense. As a result, there is no effect on our net income.

The following table sets forth our deferred compensation liability:

	Year Ended December 31,
	2020	2019	2018
Beginning deferred compensation liability	$2,345	$1,849	$2,388
Mark-to-market adjustment to deferred compensation (in general and administrative expenses)	228	496	(182)
Distributions from deferred compensation plans	—	—	(357)
Total deferred compensation liability	$2,573	$2,345	$1,849

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”) pursuant to which employees may contribute up to 25% of their cash compensation for the purchase of Common Stock. At the end of each quarter, each participant’s account balance, which includes accumulated dividends, is applied to acquire shares of Common Stock at a cost that is calculated at 85% of the average closing price on the NYSE on the five consecutive days preceding the last day of the quarter. In the years ended December 31, 2020, 2019 and 2018, the Company issued 47,208, 38,618 and 38,951 shares, respectively, of Common Stock under the ESPP. The 15% discount on newly issued shares, which is taxable income to the participants and is recorded by us as additional compensation expense, aggregated $0.3 million in each of the years ended December 31, 2020, 2019 and 2018. Generally, shares purchased under the ESPP must be held at least one year. The Company satisfies its ESPP obligations by issuing additional shares of Common Stock.

13.    Accumulated Other Comprehensive Income/(Loss)

The following table sets forth the components of accumulated other comprehensive income/(loss):

	December 31,
	2020	2019
Cash flow hedges:
Beginning balance	$(471)	$9,913
Unrealized losses on cash flow hedges	(1,238)	(9,134)
Amortization of cash flow hedges (1)	247	(1,250)
Total accumulated other comprehensive loss	$(1,462)	$(471)
__________
(1)    Amounts reclassified out of accumulated other comprehensive income/(loss) into interest expense.

14.    Real Estate and Other Assets Held For Sale

The following table sets forth the assets held for sale at December 31, 2020 and 2019, which are considered non-core:

	December 31,
	2020	2019
Assets:
Land	$2,612	$4,815
Buildings and tenant improvements	12,238	29,581
Less-accumulated depreciation	(3,577)	(16,775)
Net real estate assets	11,273	17,621
Accrued straight-line rents receivable	—	2,073
Deferred leasing costs, net	87	1,096
Real estate and other assets, net, held for sale	$11,360	$20,790

15.    Earnings Per Share and Per Unit

The following table sets forth the computation of basic and diluted earnings per share of the Company:

	Year Ended December 31,
	2020	2019	2018
Earnings per Common Share - basic:
Numerator:
Net income	$357,914	$141,683	$177,630
Net (income) attributable to noncontrolling interests in the Operating Partnership	(9,338)	(3,551)	(4,588)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(1,174)	(1,214)	(1,207)
Dividends on Preferred Stock	(2,488)	(2,488)	(2,492)
Net income available for common stockholders	$344,914	$134,430	$169,343
Denominator:
Denominator for basic earnings per Common Share – weighted average shares (1)	103,876	103,692	103,439
Net income available for common stockholders	$3.32	$1.30	$1.64
Earnings per Common Share - diluted:
Numerator:
Net income	$357,914	$141,683	$177,630
Net (income) attributable to noncontrolling interests in consolidated affiliates	(1,174)	(1,214)	(1,207)
Dividends on Preferred Stock	(2,488)	(2,488)	(2,492)
Net income available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	$354,252	$137,981	$173,931
Denominator:
Denominator for basic earnings per Common Share – weighted average shares (1)	103,876	103,692	103,439
Add:
Stock options using the treasury method	8	22	33
Noncontrolling interests Common Units	2,830	2,731	2,796
Denominator for diluted earnings per Common Share – adjusted weighted average shares and assumed conversions	106,714	106,445	106,268
Net income available for common stockholders	$3.32	$1.30	$1.64
__________
(1)Includes all unvested restricted stock where dividends on such restricted stock are non-forfeitable.

The following table sets forth the computation of basic and diluted earnings per unit of the Operating Partnership:

	Year Ended December 31,
	2020	2019	2018
Earnings per Common Unit - basic:
Numerator:
Net income	$357,914	$141,683	$177,630
Net (income) attributable to noncontrolling interests in consolidated affiliates	(1,174)	(1,214)	(1,207)
Distributions on Preferred Units	(2,488)	(2,488)	(2,492)
Net income available for common unitholders	$354,252	$137,981	$173,931
Denominator:
Denominator for basic earnings per Common Unit – weighted average units (1)	106,297	106,014	105,826
Net income available for common unitholders	$3.33	$1.30	$1.64
Earnings per Common Unit - diluted:
Numerator:
Net income	$357,914	$141,683	$177,630
Net (income) attributable to noncontrolling interests in consolidated affiliates	(1,174)	(1,214)	(1,207)
Distributions on Preferred Units	(2,488)	(2,488)	(2,492)
Net income available for common unitholders	$354,252	$137,981	$173,931
Denominator:
Denominator for basic earnings per Common Unit – weighted average units (1)	106,297	106,014	105,826
Add:
Stock options using the treasury method	8	22	33
Denominator for diluted earnings per Common Unit – adjusted weighted average units and assumed conversions	106,305	106,036	105,859
Net income available for common unitholders	$3.33	$1.30	$1.64
__________
(1)Includes all unvested restricted stock where distributions on such restricted stock are non-forfeitable.

16.    Income Taxes

Our Consolidated Financial Statements include the operations of the Company’s taxable REIT subsidiary, which is not entitled to the dividends paid deduction and is subject to federal, state and local income taxes on its taxable income.

The minimum dividend per share of Common Stock required for the Company to maintain its REIT status was $1.41, $1.44 and $1.26 per share in 2020, 2019 and 2018, respectively. Continued qualification as a REIT depends on the Company’s ability to satisfy the dividend distribution tests, stock ownership requirements and various other qualification tests. The tax basis of the Company’s assets (net of accumulated tax depreciation and amortization) and liabilities was approximately $4.7 billion and $2.8 billion, respectively, at December 31, 2020 and $4.7 billion and $2.9 billion, respectively, at December 31, 2019. The tax basis of the Operating Partnership’s assets (net of accumulated tax depreciation and amortization) and liabilities was approximately $4.6 billion and $2.8 billion, respectively, at December 31, 2020 and $4.7 billion and $2.9 billion, respectively, at December 31, 2019.

During the years ended December 31, 2020, 2019 and 2018, the Company qualified as a REIT and incurred no federal income tax expense; accordingly, the only federal income taxes included in the accompanying Consolidated Financial Statements relate to activities of the Company’s taxable REIT subsidiary.

The following table sets forth the Company’s income tax expense:

	Year Ended December 31,
	2020	2019	2018
Current tax expense:
Federal	$110	$202	$133
State	240	148	112
	350	350	245
Deferred tax expense/(benefit):
Federal	(9)	14	(95)
State	(4)	(120)	(68)
	(13)	(106)	(163)
Total income tax expense	$337	$244	$82

The Company’s net deferred tax liability was $0.1 million at both December 31, 2020 and 2019. The net deferred tax liability is comprised primarily of tax versus book differences related to property (depreciation, amortization and basis differences).

For the years ended December 31, 2020 and 2019, there were no unrecognized tax benefits. The Company is subject to federal, state and local income tax examinations by taxing authorities for 2017 through 2020. The Company does not expect that the total amount of unrecognized benefits will materially change within the next year.

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

The following tables summarize the rental and other revenues and net operating income, the primary industry property-level performance metric used by our chief operating decision maker and which is defined as rental and other revenues less rental property and other expenses, for each of our reportable segments. Our segment information as of December 31, 2019 and for the years ended December 31, 2019 and 2018 have been retrospectively revised from previously reported amounts to reflect a change in our reportable segments as a result of recent dispositions.

	Year Ended December 31,
	2020	2019	2018
Rental and Other Revenues:
Office:
Atlanta	$146,704	$151,279	$141,337
Charlotte	35,733	4,650	—
Nashville	138,089	133,867	121,836
Orlando	49,459	52,679	53,771
Pittsburgh	58,518	60,755	61,177
Raleigh	128,189	122,173	118,352
Richmond	48,079	49,428	45,729
Tampa	99,520	86,431	102,404
Total Office Segment	704,291	661,262	644,606
Other	32,609	74,717	75,429
Total Rental and Other Revenues	$736,900	$735,979	$720,035

Net Operating Income:
Office:
Atlanta	$95,448	$97,019	$87,503
Charlotte	28,431	3,791	—
Nashville	99,901	97,386	88,554
Orlando	29,546	32,062	32,841
Pittsburgh	35,631	36,249	36,233
Raleigh	95,926	88,402	86,053
Richmond	33,667	33,756	31,276
Tampa	67,059	50,339	65,819
Total Office Segment	485,609	439,004	428,279
Other	19,466	48,464	49,341
Total Net Operating Income	505,075	487,468	477,620
Reconciliation to net income:
Depreciation and amortization	(241,585)	(254,504)	(229,955)
Impairments of real estate assets	(1,778)	(5,849)	(423)
General and administrative expenses	(41,031)	(44,067)	(40,006)
Interest expense	(80,962)	(81,648)	(71,422)
Other income/(loss)	(1,707)	(2,510)	1,940
Gains on disposition of property	215,897	39,517	37,638
Equity in earnings of unconsolidated affiliates	4,005	3,276	2,238
Net income	$357,914	$141,683	$177,630

	December 31,
	2020	2019
Total Assets:
Office:
Atlanta	$1,011,807	$1,040,869
Charlotte	443,051	425,045
Nashville	1,191,219	1,045,125
Orlando	289,129	289,743
Pittsburgh	313,783	323,792
Raleigh	839,831	830,128
Richmond	240,976	246,546
Tampa	556,951	521,620
Total Office Segment	4,886,747	4,722,868
Other	322,670	415,376
Total Assets	$5,209,417	$5,138,244

18.    Quarterly Financial Data (Unaudited)

The following tables set forth quarterly financial information of the Company:

	Year Ended December 31, 2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Rental and other revenues	$192,800	$183,153	$181,043	$179,904	$736,900

Net income	191,340	38,956	42,331	85,287	357,914
Net (income) attributable to noncontrolling interests in the Operating Partnership	(4,960)	(1,017)	(1,107)	(2,254)	(9,338)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(285)	(289)	(298)	(302)	(1,174)
Dividends on Preferred Stock	(622)	(622)	(622)	(622)	(2,488)
Net income available for common stockholders	$185,473	$37,028	$40,304	$82,109	$344,914
Earnings per Common Share – basic:
Net income available for common stockholders	$1.79	$0.36	$0.39	$0.79	$3.32
Earnings per Common Share – diluted:
Net income available for common stockholders	$1.79	$0.36	$0.39	$0.79	$3.32

	Year Ended December 31, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Rental and other revenues	$172,363	$184,070	$187,475	$192,071	$735,979

Net income	8,386	41,394	29,557	62,346	141,683
Net (income) attributable to noncontrolling interests in the Operating Partnership	(193)	(1,044)	(737)	(1,577)	(3,551)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(316)	(306)	(297)	(295)	(1,214)
Dividends on Preferred Stock	(622)	(622)	(622)	(622)	(2,488)
Net income available for common stockholders	$7,255	$39,422	$27,901	$59,852	$134,430
Earnings per Common Share – basic:
Net income available for common stockholders	$0.07	$0.38	$0.27	$0.58	$1.30
Earnings per Common Share – diluted:
Net income available for common stockholders	$0.07	$0.38	$0.27	$0.58	$1.30

The following tables set forth quarterly financial information of the Operating Partnership:

	Year Ended December 31, 2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Rental and other revenues	$192,800	$183,153	$181,043	$179,904	$736,900

Net income	191,340	38,956	42,331	85,287	357,914
Net (income) attributable to noncontrolling interests in consolidated affiliates	(285)	(289)	(298)	(302)	(1,174)
Distributions on Preferred Units	(622)	(622)	(622)	(622)	(2,488)
Net income available for common unitholders	$190,433	$38,045	$41,411	$84,363	$354,252
Earnings per Common Unit – basic:
Net income available for common unitholders	$1.79	$0.36	$0.39	$0.79	$3.33
Earnings per Common Unit – diluted:
Net income available for common unitholders	$1.79	$0.36	$0.39	$0.79	$3.33

	Year Ended December 31, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Rental and other revenues	$172,363	$184,070	$187,475	$192,071	$735,979

Net income	8,386	41,394	29,557	62,346	141,683
Net (income) attributable to noncontrolling interests in consolidated affiliates	(316)	(306)	(297)	(295)	(1,214)
Distributions on Preferred Units	(622)	(622)	(622)	(622)	(2,488)
Net income available for common unitholders	$7,448	$40,466	$28,638	$61,429	$137,981
Earnings per Common Unit – basic:
Net income available for common unitholders	$0.07	$0.38	$0.27	$0.58	$1.30
Earnings per Common Unit – diluted:
Net income available for common unitholders	$0.07	$0.38	$0.27	$0.58	$1.30

19.    Subsequent Events

On January 15, 2021, we sold a building in Atlanta for a sale price of $30.7 million and expect to record a gain on disposition of property of $18.9 million.

On January 21, 2021, we acquired our joint venture partner’s 75.0% interest in the Forum, which owned five buildings in Raleigh encompassing 636,000 rentable square feet, for a purchase price of $131.3 million. We previously accounted for our 25.0% interest in this joint venture using the equity method of accounting. The assets and liabilities of the joint venture are now wholly owned and we have determined the acquisition constitutes an asset purchase. As such, because the Forum is not a variable interest entity, we expect to allocate our previously held equity interest at historical cost along with the consideration paid and acquisition costs to the assets acquired and liabilities assumed.

On February 2, 2021, the Company declared a cash dividend of $0.48 per share of Common Stock, which is payable on March 9, 2021 to stockholders of record as of February 16, 2021.

See also Note 8 for information regarding the potential impact of the COVID-19 pandemic in future periods. The severity and duration of the COVID-19 pandemic and the resulting economic recession and the future demand for office space over the long-term are difficult to predict and could materially and adversely impact or disrupt our financial condition, results of operations, cash flows and performance.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTE TO SCHEDULE III
(in thousands)

The following table sets forth the activity of real estate assets and accumulated depreciation:

	December 31,
	2020	2019	2018
Real estate assets:
Beginning balance	$5,776,804	$5,296,551	$5,173,754
Acquisitions, development and improvements	259,470	677,842	274,863
Cost of real estate sold and retired	(441,441)	(197,589)	(152,066)
Ending balance (a)	$5,594,833	$5,776,804	$5,296,551
Accumulated depreciation:
Beginning balance	$1,405,341	$1,296,562	$1,211,728
Depreciation expense	204,585	214,682	191,035
Real estate sold and retired	(187,970)	(105,903)	(106,201)
Ending balance (b)	$1,421,956	$1,405,341	$1,296,562

(a)Reconciliation of total real estate assets to balance sheet caption:

	2020	2019	2018
Total per Schedule III	$5,594,833	$5,776,804	$5,296,551
Development in-process exclusive of land included in Schedule III	259,681	172,706	165,537
Real estate assets, net, held for sale	(14,850)	(34,396)	—
Total real estate assets	$5,839,664	$5,915,114	$5,462,088

(b)Reconciliation of total accumulated depreciation to balance sheet caption:

	2020	2019	2018
Total per Schedule III	$1,421,956	$1,405,341	$1,296,562
Real estate assets, net, held for sale	(3,577)	(16,775)	—
Total accumulated depreciation	$1,418,379	$1,388,566	$1,296,562

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

December 31, 2020

			Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Property Type	2020 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets (1)	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
Atlanta, GA
1700 Century Circle	Office		$—	$2,482	$2	$1,478	$2	$3,960	$3,962	$1,925	1983	5-40 yrs.
1800 Century Boulevard	Office		1,444	29,081	—	11,265	1,444	40,346	41,790	24,040	1975	5-40 yrs.
1825 Century Boulevard	Office		864	—	303	15,166	1,167	15,166	16,333	6,729	2002	5-40 yrs.
1875 Century Boulevard	Office		—	8,924	—	8,329	—	17,253	17,253	8,706	1976	5-40 yrs.
1900 Century Boulevard	Office		—	4,744	—	710	—	5,454	5,454	5,341	1971	5-40 yrs.
2200 Century Parkway	Office		—	14,432	—	9,059	—	23,491	23,491	11,732	1971	5-40 yrs.
2400 Century Parkway	Office		—	—	406	14,776	406	14,776	15,182	7,686	1998	5-40 yrs.
2500 Century Parkway	Office		—	—	328	12,684	328	12,684	13,012	4,589	2005	5-40 yrs.
2500/2635 Parking Garage	Office		—	—	—	6,447	—	6,447	6,447	2,424	2005	5-40 yrs.
2600 Century Parkway	Office		—	10,679	—	4,244	—	14,923	14,923	7,898	1973	5-40 yrs.
2635 Century Parkway	Office		—	21,643	—	20,514	—	42,157	42,157	18,043	1980	5-40 yrs.
2800 Century Parkway	Office		—	20,449	—	10,653	—	31,102	31,102	17,782	1983	5-40 yrs.
50 Glenlake	Office		2,500	20,006	—	4,308	2,500	24,314	26,814	13,172	1997	5-40 yrs.
Century Plaza I	Office		1,290	8,567	—	5,022	1,290	13,589	14,879	6,872	1981	5-40 yrs.
Century Plaza II	Office		1,380	7,733	—	3,108	1,380	10,841	12,221	5,559	1984	5-40 yrs.
5405 Windward Parkway	Office		3,342	32,111	—	19,729	3,342	51,840	55,182	26,543	1998	5-40 yrs.
Riverpoint - Land	Industrial		7,250	—	(4,439)	718	2,811	718	3,529	185	N/A	5-40 yrs.
Riverwood 100	Office		5,785	64,913	(29)	26,071	5,756	90,984	96,740	23,842	1989	5-40 yrs.
Tradeport - Land	Industrial		5,243	—	(4,819)	—	424	—	424	—	N/A	N/A
Two Alliance Center	Office		9,579	125,549	—	906	9,579	126,455	136,034	33,618	2009	5-40 yrs.
One Alliance Center	Office		14,775	123,071	—	17,587	14,775	140,658	155,433	32,298	2001	5-40 yrs.
10 Glenlake North	Office		5,349	26,334	—	11,303	5,349	37,637	42,986	10,897	2000	5-40 yrs.
10 Glenlake South	Office		5,103	22,811	—	3,523	5,103	26,334	31,437	7,056	1999	5-40 yrs.
Riverwood 200	Office		4,777	89,708	450	2,905	5,227	92,613	97,840	11,172	2017	5-40 yrs.
Riverwood 300 - Land	Office		400	—	—	710	400	710	1,110	70	N/A	5-40 yrs.
Monarch Tower	Office		22,717	143,068	—	17,074	22,717	160,142	182,859	25,234	1997	5-40 yrs.
Monarch Plaza	Office		27,678	88,962	—	11,147	27,678	100,109	127,787	15,755	1983	5-40 yrs.
Charlotte, NC
Bank of America Tower	Office		29,273	354,749	—	20,087	29,273	374,836	404,109	12,090	2019	5-40 yrs.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

			Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Property Type	2020 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets (1)	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
Nashville, TN
3322 West End	Office		3,025	27,490	—	11,806	3,025	39,296	42,321	18,539	1986	5-40 yrs.
3401 West End	Office		5,862	22,917	—	6,566	5,862	29,483	35,345	16,114	1982	5-40 yrs.
5310 Maryland Way	Office		1,863	7,201	—	3,809	1,863	11,010	12,873	6,540	1994	5-40 yrs.
Cool Springs I & II Deck	Office		—	—	—	3,990	—	3,990	3,990	1,314	2007	5-40 yrs.
Cool Springs III & IV Deck	Office		—	—	—	4,463	—	4,463	4,463	1,535	2007	5-40 yrs.
Cool Springs I	Office		1,583	—	15	15,891	1,598	15,891	17,489	7,396	1999	5-40 yrs.
Cool Springs II	Office		1,824	—	346	24,705	2,170	24,705	26,875	10,089	1999	5-40 yrs.
Cool Springs III	Office		1,631	—	804	16,241	2,435	16,241	18,676	5,698	2006	5-40 yrs.
Cool Springs IV	Office		1,715	—	—	19,221	1,715	19,221	20,936	6,131	2008	5-40 yrs.
Cool Springs V (Healthways)	Office		3,688	—	295	53,100	3,983	53,100	57,083	23,044	2007	5-40 yrs.
Harpeth On The Green II	Office		1,419	5,677	—	3,216	1,419	8,893	10,312	4,607	1984	5-40 yrs.
Harpeth On The Green III	Office		1,660	6,649	—	2,263	1,660	8,912	10,572	5,015	1987	5-40 yrs.
Harpeth On The Green IV	Office		1,713	6,842	—	3,171	1,713	10,013	11,726	5,598	1989	5-40 yrs.
Harpeth On The Green V	Office		662	—	197	5,795	859	5,795	6,654	2,686	1998	5-40 yrs.
Hickory Trace	Office		1,164	—	164	6,111	1,328	6,111	7,439	2,474	2001	5-40 yrs.
Highwoods Plaza I	Office		1,552	—	307	9,951	1,859	9,951	11,810	5,020	1996	5-40 yrs.
Highwoods Plaza II	Office		1,448	—	307	9,600	1,755	9,600	11,355	4,988	1997	5-40 yrs.
Seven Springs I	Office		2,076	—	592	13,216	2,668	13,216	15,884	5,916	2002	5-40 yrs.
SouthPointe	Office		1,655	—	310	9,430	1,965	9,430	11,395	4,107	1998	5-40 yrs.
Ramparts	Office		2,394	12,806	—	10,313	2,394	23,119	25,513	9,057	1986	5-40 yrs.
Westwood South	Office		2,106	—	382	12,317	2,488	12,317	14,805	6,168	1999	5-40 yrs.
100 Winners Circle	Office		1,497	7,258	—	2,760	1,497	10,018	11,515	5,121	1987	5-40 yrs.
The Pinnacle at Symphony Place	Office	93,350	—	141,469	—	6,406	—	147,875	147,875	36,904	2010	5-40 yrs.
Seven Springs East (LifePoint)	Office		2,525	37,587	—	192	2,525	37,779	40,304	8,512	2013	5-40 yrs.
The Shops at Seven Springs	Office		803	8,223	—	581	803	8,804	9,607	2,604	2013	5-40 yrs.
Seven Springs West	Office		2,439	51,306	—	1,995	2,439	53,301	55,740	7,947	2016	5-40 yrs.
Seven Springs II	Office		2,356	30,048	—	3,011	2,356	33,059	35,415	4,058	2017	5-40 yrs.
Bridgestone Tower	Office		19,223	169,582	—	110	19,223	169,692	188,915	16,369	2017	5-40 yrs.
Virginia Springs II	Office		—	—	4,821	21,578	4,821	21,578	26,399	70	2020	5-40 yrs.
MARS Campus	Office		7,010	87,474	—	32	7,010	87,506	94,516	5,505	2019	5-40 yrs.
5501 Virginia Way	Office		4,534	25,632	—	274	4,534	25,906	30,440	1,775	2018	5-40 yrs.
1100 Broadway - Land	Office		29,845	—	—	—	29,845	—	29,845	—	N/A	N/A
Ovation - Land	Office		31,063	—	104	—	31,167	—	31,167	—	N/A	N/A

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

			Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Property Type	2020 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets (1)	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
Broadway Stem - Land	Office		—	—	6,218	—	6,218	—	6,218	—	N/A	N/A
Orlando, FL
Capital Plaza Three - Land	Office		2,994	—	18	—	3,012	—	3,012	—	N/A	N/A
Eola Park - Land	Office		2,027	—	—	—	2,027	—	2,027	—	N/A	N/A
The 1800 Eller Drive Building	Office		—	9,851	—	3,526	—	13,377	13,377	9,158	1983	5-40 yrs.
Seaside Plaza	Office		3,893	29,541	—	10,104	3,893	39,645	43,538	8,963	1982	5-40 yrs.
Capital Plaza Two	Office		4,346	43,394	—	8,433	4,346	51,827	56,173	12,253	1999	5-40 yrs.
Capital Plaza One	Office		3,482	27,321	—	7,668	3,482	34,989	38,471	7,387	1975	5-40 yrs.
Landmark Center Two	Office		4,743	22,031	—	9,352	4,743	31,383	36,126	7,595	1985	5-40 yrs.
Landmark Center One	Office		6,207	22,655	—	10,026	6,207	32,681	38,888	7,556	1983	5-40 yrs.
300 South Orange	Office		3,490	56,079	—	10,243	3,490	66,322	69,812	12,867	2000	5-40 yrs.
Eola Centre	Office		3,758	11,160	—	12,739	3,758	23,899	27,657	3,710	1969	5-40 yrs.
Pittsburgh, PA
One PPG Place	Office		9,819	107,643	—	51,500	9,819	159,143	168,962	51,382	1983-1985	5-40 yrs.
Two PPG Place	Office		2,302	10,978	—	10,655	2,302	21,633	23,935	5,670	1983-1985	5-40 yrs.
Three PPG Place	Office		501	2,923	—	4,680	501	7,603	8,104	2,737	1983-1985	5-40 yrs.
Four PPG Place	Office		620	3,239	—	3,675	620	6,914	7,534	2,220	1983-1985	5-40 yrs.
Five PPG Place	Office		803	4,924	—	3,168	803	8,092	8,895	2,828	1983-1985	5-40 yrs.
Six PPG Place	Office		3,353	25,602	—	15,502	3,353	41,104	44,457	11,416	1983-1985	5-40 yrs.
EQT Plaza	Office		16,457	83,812	—	15,175	16,457	98,987	115,444	25,863	1987	5-40 yrs.
East Liberty - Land	Office		2,478	—	—	—	2,478	—	2,478	—	N/A	N/A
Raleigh, NC
3600 Glenwood Avenue	Office		—	10,994	—	4,948	—	15,942	15,942	8,885	1986	5-40 yrs.
3737 Glenwood Avenue	Office		—	—	318	17,281	318	17,281	17,599	8,596	1999	5-40 yrs.
4800 North Park	Office		2,678	17,630	—	10,224	2,678	27,854	30,532	16,546	1985	5-40 yrs.
5000 North Park	Office		1,010	4,612	(49)	2,674	961	7,286	8,247	4,078	1980	5-40 yrs.
801 Raleigh Corporate Center	Office		828	—	272	11,233	1,100	11,233	12,333	4,604	2002	5-40 yrs.
2500 Blue Ridge Road	Office		722	4,606	—	1,497	722	6,103	6,825	3,844	1982	5-40 yrs.
2418 Blue Ridge Road	Office		462	1,410	—	2,718	462	4,128	4,590	1,623	1988	5-40 yrs.
Cape Fear	Office		131	1,630	(2)	(1,004)	129	626	755	382	1979	5-40 yrs.
Catawba - Land	Office		125	1,635	(2)	(1,635)	123	—	123	—	N/A	N/A
2000 CentreGreen	Office		1,529	—	(391)	12,445	1,138	12,445	13,583	4,544	2000	5-40 yrs.
4000 CentreGreen	Office		1,653	—	(389)	11,339	1,264	11,339	12,603	5,202	2001	5-40 yrs.
5000 CentreGreen	Office		1,291	34,572	—	2,875	1,291	37,447	38,738	4,997	2017	5-40 yrs.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

			Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Property Type	2020 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets (1)	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
3000 CentreGreen	Office		1,779	—	(397)	14,505	1,382	14,505	15,887	4,860	2002	5-40 yrs.
1000 CentreGreen	Office		1,280	—	55	12,888	1,335	12,888	14,223	3,736	2008	5-40 yrs.
Cottonwood	Office		609	3,244	—	437	609	3,681	4,290	2,435	1983	5-40 yrs.
GlenLake - Land	Office		13,003	—	(9,924)	114	3,079	114	3,193	56	N/A	5-40 yrs.
GlenLake One	Office		924	—	1,324	22,714	2,248	22,714	24,962	10,176	2002	5-40 yrs.
GlenLake Four	Office		1,659	—	493	20,311	2,152	20,311	22,463	7,243	2006	5-40 yrs.
GlenLake Six	Office		941	—	(365)	20,118	576	20,118	20,694	6,532	2008	5-40 yrs.
701 Raleigh Corporate Center	Office		1,304	—	540	17,337	1,844	17,337	19,181	8,802	1996	5-40 yrs.
Highwoods Centre	Office		531	—	(267)	7,981	264	7,981	8,245	4,290	1998	5-40 yrs.
Inveresk Parcel 2 - Land	Office		657	—	38	103	695	103	798	14	N/A	5-40 yrs.
4201 Lake Boone Trail	Office		1,450	6,311	—	684	1,450	6,995	8,445	1,998	1998	5-40 yrs.
4620 Creekstone Drive	Office		149	—	107	3,380	256	3,380	3,636	1,511	2001	5-40 yrs.
4825 Creekstone Drive	Office		398	—	293	10,478	691	10,478	11,169	5,269	1999	5-40 yrs.
Pamlico	Office		289	—	—	9,188	289	9,188	9,477	7,209	1980	5-40 yrs.
751 Corporate Center	Office		2,665	16,939	—	—	2,665	16,939	19,604	1,817	2018	5-40 yrs.
PNC Plaza	Office		1,206	—	—	70,389	1,206	70,389	71,595	24,643	2008	5-40 yrs.
4301 Lake Boone Trail	Office		878	3,730	—	2,405	878	6,135	7,013	3,896	1990	5-40 yrs.
4207 Lake Boone Trail	Office		362	1,818	—	1,407	362	3,225	3,587	2,130	1993	5-40 yrs.
2301 Rexwoods Drive	Office		919	2,816	—	1,650	919	4,466	5,385	2,769	1992	5-40 yrs.
4325 Lake Boone Trail	Office		586	—	—	4,872	586	4,872	5,458	2,764	1995	5-40 yrs.
2300 Rexwoods Drive	Office		1,301	—	184	8,129	1,485	8,129	9,614	2,938	1998	5-40 yrs.
4709 Creekstone Drive	Office		469	4,038	23	5,383	492	9,421	9,913	3,081	1987	5-40 yrs.
4700 Six Forks Road	Office		666	2,665	—	1,180	666	3,845	4,511	2,356	1982	5-40 yrs.
4700 Homewood Court	Office		1,086	4,533	—	2,078	1,086	6,611	7,697	3,925	1983	5-40 yrs.
4800 Six Forks Road	Office		862	4,411	—	3,433	862	7,844	8,706	4,401	1987	5-40 yrs.
Smoketree Tower	Office		2,353	11,743	—	6,818	2,353	18,561	20,914	10,951	1984	5-40 yrs.
4601 Creekstone Drive	Office		255	—	217	6,221	472	6,221	6,693	3,545	1997	5-40 yrs.
Weston - Land	Office		22,771	—	(19,894)	—	2,877	—	2,877	—	N/A	N/A
4625 Creekstone Drive	Office		458	—	268	6,122	726	6,122	6,848	3,621	1995	5-40 yrs.
11000 Weston Parkway	Office		2,651	18,850	—	15,357	2,651	34,207	36,858	6,014	1998	5-40 yrs.
GlenLake Five	Office		2,263	30,264	—	3,693	2,263	33,957	36,220	8,605	2014	5-40 yrs.
11800 Weston Parkway	Office		826	13,188	—	13	826	13,201	14,027	2,836	2014	5-40 yrs.
CentreGreen Café	Office		41	3,509	—	(2)	41	3,507	3,548	533	2014	5-40 yrs.
CentreGreen Fitness Center	Office		27	2,322	—	(1)	27	2,321	2,348	353	2014	5-40 yrs.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

			Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Property Type	2020 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets (1)	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
One City Plaza	Office		11,288	68,375	—	26,766	11,288	95,141	106,429	20,423	1986	5-40 yrs.
Edison - Land	Office		5,984	—	2,196	—	8,180	—	8,180	—	N/A	N/A
Charter Square	Office		7,267	65,881	—	4,913	7,267	70,794	78,061	10,208	2015	5-40 yrs.
MetLife Global Technology Campus	Office		21,580	149,889	—	(153)	21,580	149,736	171,316	19,477	2015	5-40 yrs.
GlenLake Seven	Office		—	—	1,662	34,077	1,662	34,077	35,739	435	2020	5-40 yrs.
Hargett - Land	Office		6,582	—	2,816	—	9,398	—	9,398	—	N/A	N/A
Other Property	Other		27,260	20,868	(6,084)	96,118	21,176	116,986	138,162	50,227	N/A	5-40 yrs.
Richmond, VA
4900 Cox Road	Office		1,324	5,311	15	3,731	1,339	9,042	10,381	5,460	1991	5-40 yrs.
Colonnade Building	Office		1,364	6,105	—	2,462	1,364	8,567	9,931	3,885	2003	5-40 yrs.
Dominion Place - Pitts Parcel - Land	Office		1,101	—	(404)	—	697	—	697	—	N/A	N/A
Markel 4521	Office		1,581	13,299	168	(396)	1,749	12,903	14,652	6,260	1999	5-40 yrs.
Hamilton Beach	Office		1,086	4,345	10	2,997	1,096	7,342	8,438	3,849	1986	5-40 yrs.
Highwoods Commons	Office		521	—	458	4,651	979	4,651	5,630	2,261	1999	5-40 yrs.
Highwoods One	Office		1,688	—	22	14,116	1,710	14,116	15,826	7,416	1996	5-40 yrs.
Highwoods Two	Office		786	—	226	10,292	1,012	10,292	11,304	3,936	1997	5-40 yrs.
Highwoods Five	Office		783	—	11	8,000	794	8,000	8,794	3,744	1998	5-40 yrs.
Highwoods Plaza	Office		909	—	187	5,897	1,096	5,897	6,993	2,865	2000	5-40 yrs.
Innslake Center	Office		845	—	195	8,023	1,040	8,023	9,063	3,527	2001	5-40 yrs.
Highwoods Centre	Office		1,205	4,825	—	1,967	1,205	6,792	7,997	3,505	1990	5-40 yrs.
Markel 4501	Office		1,300	13,259	213	(3,367)	1,513	9,892	11,405	4,039	1998	5-40 yrs.
4600 Cox Road	Office		1,700	17,081	169	(3,450)	1,869	13,631	15,500	5,576	1989	5-40 yrs.
North Park	Office		2,163	8,659	6	3,666	2,169	12,325	14,494	6,976	1989	5-40 yrs.
North Shore Commons I	Office		951	—	137	12,624	1,088	12,624	13,712	6,525	2002	5-40 yrs.
North Shore Commons II	Office		2,067	—	(89)	10,848	1,978	10,848	12,826	3,873	2007	5-40 yrs.
North Shore Commons C - Land	Office		1,497	—	55	10	1,552	10	1,562	1	N/A	5-40 yrs.
North Shore Commons D - Land	Office		1,261	—	—	—	1,261	—	1,261	—	N/A	N/A
Nuckols Corner - Land	Office		1,259	—	231	—	1,490	—	1,490	—	N/A	N/A
One Shockoe Plaza	Office		—	—	356	21,530	356	21,530	21,886	10,372	1996	5-40 yrs.
Pavilion - Land	Office		181	46	(181)	(46)	—	—	—	—	N/A	N/A
Lake Brook Commons	Office		1,600	8,864	21	2,877	1,621	11,741	13,362	5,503	1996	5-40 yrs.
Sadler & Cox - Land	Office		1,535	—	343	—	1,878	—	1,878	—	N/A	N/A
Highwoods Three	Office		1,918	—	358	12,128	2,276	12,128	14,404	4,345	2005	5-40 yrs.
Stony Point VI (Virginia Urology)	Office		1,925	25,868	—	(2)	1,925	25,866	27,791	2,059	2018	5-40 yrs.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

			Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Property Type	2020 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets (1)	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
Stony Point I	Office		1,384	11,630	(267)	4,115	1,117	15,745	16,862	8,432	1990	5-40 yrs.
Stony Point II	Office		1,240	—	103	13,296	1,343	13,296	14,639	6,534	1999	5-40 yrs.
Stony Point III	Office		995	—	—	10,762	995	10,762	11,757	5,361	2002	5-40 yrs.
Stony Point IV	Office		955	—	—	12,057	955	12,057	13,012	4,467	2006	5-40 yrs.
Virginia Mutual	Office		1,301	6,036	15	1,201	1,316	7,237	8,553	3,639	1996	5-40 yrs.
Waterfront Plaza	Office		585	2,347	8	2,291	593	4,638	5,231	2,157	1988	5-40 yrs.
Innsbrook Centre	Office		914	8,249	—	1,126	914	9,375	10,289	4,093	1987	5-40 yrs.
Elks Pass - Land	Office		3,326	—	—	—	3,326	—	3,326	—	N/A	N/A
Tampa, FL
Meridian Three	Office		2,673	16,470	—	5,930	2,673	22,400	25,073	7,048	1989	5-40 yrs.
Bayshore Place	Office		2,276	11,817	—	3,632	2,276	15,449	17,725	7,269	1990	5-40 yrs.
5525 Gray Street	Office		4,054	—	406	23,977	4,460	23,977	28,437	8,606	2005	5-40 yrs.
Highwoods Preserve Building V	Office		881	—	—	25,368	881	25,368	26,249	11,031	2001	5-40 yrs.
Highwoods Bay Center I	Office		3,565	—	(64)	38,263	3,501	38,263	41,764	12,745	2007	5-40 yrs.
HIW Bay Center II - Land	Office		3,482	—	—	—	3,482	—	3,482	—	N/A	N/A
Highwoods Preserve Building VII	Office		790	—	—	16,996	790	16,996	17,786	4,481	2007	5-40 yrs.
HIW Preserve VII Garage	Office		—	—	—	6,932	—	6,932	6,932	2,367	2007	5-40 yrs.
Horizon	Office		—	6,257	—	4,443	—	10,700	10,700	5,546	1980	5-40 yrs.
LakePointe One	Office		2,106	89	—	41,475	2,106	41,564	43,670	23,659	1986	5-40 yrs.
LakePointe Two	Office		2,000	15,848	672	15,211	2,672	31,059	33,731	15,976	1999	5-40 yrs.
Lakeside	Office		—	7,369	—	7,726	—	15,095	15,095	7,504	1978	5-40 yrs.
Lakeside/Parkside Garage	Office		—	—	—	5,732	—	5,732	5,732	2,455	2004	5-40 yrs.
One Harbour Place	Office		2,016	25,252	—	16,693	2,016	41,945	43,961	18,333	1985	5-40 yrs.
Parkside	Office		—	9,407	—	3,231	—	12,638	12,638	6,111	1979	5-40 yrs.
Pavilion	Office		—	16,394	—	6,071	—	22,465	22,465	12,081	1982	5-40 yrs.
Pavilion Parking Garage	Office		—	—	—	5,801	—	5,801	5,801	3,038	1999	5-40 yrs.
Spectrum	Office		1,454	14,502	—	4,751	1,454	19,253	20,707	10,099	1984	5-40 yrs.
Tower Place	Office		3,218	19,898	—	6,948	3,218	26,846	30,064	14,011	1988	5-40 yrs.
Westshore Square	Office		1,126	5,186	—	1,706	1,126	6,892	8,018	3,687	1976	5-40 yrs.
Independence Park - Land	Office		4,943	—	5,058	2,227	10,001	2,227	12,228	214	N/A	5-40 yrs.
Independence One	Office		2,531	4,526	—	5,741	2,531	10,267	12,798	5,104	1983	5-40 yrs.
Meridian One	Office		1,849	22,363	—	3,187	1,849	25,550	27,399	6,028	1984	5-40 yrs.
Meridian Two	Office		1,302	19,588	—	5,425	1,302	25,013	26,315	6,064	1986	5-40 yrs.
5332 Avion Drive	Office		—	—	6,310	39,358	6,310	39,358	45,668	3,937	2016	5-40 yrs.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

			Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Property Type	2020 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets (1)	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
Suntrust Financial Centre	Office		1,980	102,138	—	25,020	1,980	127,158	129,138	20,758	1992	5-40 yrs.
Suntrust Financial - Land	Office		2,225	—	—	—	2,225	—	2,225	—	N/A	N/A
			$606,086	$3,274,841	$(5,128)	$1,719,034	$600,958	$4,993,875	$5,594,833	$1,421,956
__________
(1)The cost basis for income tax purposes of aggregate land and buildings and tenant improvements as of December 31, 2020 is $5.5 billion.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Raleigh, State of North Carolina, on February 9, 2021.

Highwoods Properties, Inc.
By:	/s/ Theodore J. Klinck
Theodore J. Klinck
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Carlos E. Evans	Chairman of the Board of Directors	February 9, 2021
Carlos E. Evans

/s/ Theodore J. Klinck	President, Chief Executive Officer and Director	February 9, 2021
Theodore J. Klinck

/s/ Charles A. Anderson	Director	February 9, 2021
Charles A. Anderson

/s/ Gene H. Anderson	Director	February 9, 2021
Gene H. Anderson

/s/ Thomas P. Anderson	Director	February 9, 2021
Thomas P. Anderson

/s/ David L. Gadis	Director	February 9, 2021
David L. Gadis

/s/ David J. Hartzell	Director	February 9, 2021
David J. Hartzell

/s/ Sherry A. Kellett	Director	February 9, 2021
Sherry A. Kellett

/s/ Anne H. Lloyd	Director	February 9, 2021
Anne H. Lloyd

/s/ Mark F. Mulhern	Executive Vice President and Chief Financial Officer	February 9, 2021
Mark F. Mulhern

/s/ Daniel L. Clemmens	Vice President and Chief Accounting Officer	February 9, 2021
Daniel L. Clemmens

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Raleigh, State of North Carolina, on February 9, 2021.

Highwoods Realty Limited Partnership
By:	Highwoods Properties, Inc., its sole general partner
By:	/s/ Theodore J. Klinck
Theodore J. Klinck
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Carlos E. Evans	Chairman of the Board of Directors of the General Partner	February 9, 2021
Carlos E. Evans

/s/ Theodore J. Klinck	President, Chief Executive Officer and Director of the General Partner	February 9, 2021
Theodore J. Klinck

/s/ Charles A. Anderson	Director of the General Partner	February 9, 2021
Charles A. Anderson

/s/ Gene H. Anderson	Director of the General Partner	February 9, 2021
Gene H. Anderson

/s/ Thomas P. Anderson	Director of the General Partner	February 9, 2021
Thomas P. Anderson

/s/ David L. Gadis	Director of the General Partner	February 9, 2021
David L. Gadis

/s/ David J. Hartzell	Director of the General Partner	February 9, 2021
David J. Hartzell

/s/ Sherry A. Kellett	Director of the General Partner	February 9, 2021
Sherry A. Kellett

/s/ Anne H. Lloyd	Director of the General Partner	February 9, 2021
Anne H. Lloyd

/s/ Mark F. Mulhern	Executive Vice President and Chief Financial Officer of the General Partner	February 9, 2021
Mark F. Mulhern

/s/ Daniel L. Clemmens	Vice President and Chief Accounting Officer of the General Partner	February 9, 2021
Daniel L. Clemmens