Form 10-Q
period 2021-03-31
HIGHWOODS PROPERTIES, INC.; HIGHWOODS REALTY LTD PARTNERSHIP
filed 2021-04-27
CIK 921082, 941713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 2021

or

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

The Company had 104,055,736 shares of Common Stock outstanding as of April 20, 2021.

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

Certain information contained herein is presented as of April 20, 2021, the latest practicable date for financial information prior to the filing of this Quarterly Report.

This report combines the Quarterly Reports on Form 10-Q for the period ended March 31, 2021 of the Company and the Operating Partnership. We believe combining the quarterly reports into this single report results in the following benefits:

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

•Consolidated Financial Statements;

•Note 13 to Consolidated Financial Statements - Earnings Per Share and Per Unit;

•Item 4 - Controls and Procedures; and

•Item 6 - Certifications of CEO and CFO Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2021

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HIGHWOODS PROPERTIES, INC.
Consolidated Balance Sheets
(Unaudited and in thousands, except share and per share data)

	March 31, 2021	December 31, 2020
Assets:
Real estate assets, at cost:
Land	$474,141	$466,872
Buildings and tenant improvements	5,125,924	4,981,637
Development in-process	288,406	259,681
Land held for development	131,458	131,474
	6,019,929	5,839,664
Less-accumulated depreciation	(1,454,427)	(1,418,379)
Net real estate assets	4,565,502	4,421,285
Real estate and other assets, net, held for sale	—	11,360
Cash and cash equivalents	49,279	109,322
Restricted cash	9,099	79,922
Accounts receivable	23,226	27,488
Mortgages and notes receivable	1,292	1,341
Accrued straight-line rents receivable	263,643	259,381
Investments in and advances to unconsolidated affiliates	638	27,104
Deferred leasing costs, net of accumulated amortization of $147,937 and $151,698, respectively	219,790	209,329
Prepaid expenses and other assets, net of accumulated depreciation of $18,895 and $21,154, respectively	72,845	62,885
Total Assets	$5,205,314	$5,209,417
Liabilities, Noncontrolling Interests in the Operating Partnership and Equity:
Mortgages and notes payable, net	$2,470,472	$2,470,021
Accounts payable, accrued expenses and other liabilities	258,026	268,727
Total Liabilities	2,728,498	2,738,748
Commitments and contingencies
Noncontrolling interests in the Operating Partnership	121,895	112,499
Equity:
Preferred Stock, $.01 par value, 50,000,000 authorized shares;
8.625% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 28,826 shares issued and outstanding	28,826	28,826
Common Stock, $.01 par value, 200,000,000 authorized shares;
104,055,152 and 103,921,546 shares issued and outstanding, respectively	1,041	1,039
Additional paid-in capital	2,986,462	2,993,946
Distributions in excess of net income available for common stockholders	(681,613)	(686,225)
Accumulated other comprehensive loss	(1,340)	(1,462)
Total Stockholders’ Equity	2,333,376	2,336,124
Noncontrolling interests in consolidated affiliates	21,545	22,046
Total Equity	2,354,921	2,358,170
Total Liabilities, Noncontrolling Interests in the Operating Partnership and Equity	$5,205,314	$5,209,417

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Income
(Unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Rental and other revenues	$183,805	$192,800
Operating expenses:
Rental property and other expenses	56,189	62,202
Depreciation and amortization	60,927	61,150
General and administrative	9,952	10,930
Total operating expenses	127,068	134,282
Interest expense	19,768	21,277
Other income	312	69
Gains on disposition of property	18,937	153,067
Equity in earnings of unconsolidated affiliates	637	963
Net income	56,855	191,340
Net (income) attributable to noncontrolling interests in the Operating Partnership	(1,493)	(4,960)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(281)	(285)
Dividends on Preferred Stock	(622)	(622)
Net income available for common stockholders	$54,459	$185,473
Earnings per Common Share – basic:
Net income available for common stockholders	$0.52	$1.79
Weighted average Common Shares outstanding – basic	103,963	103,813
Earnings per Common Share – diluted:
Net income available for common stockholders	$0.52	$1.79
Weighted average Common Shares outstanding – diluted	106,810	106,633

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended March 31,
	2021	2020
Comprehensive income:
Net income	$56,855	$191,340
Other comprehensive income/(loss):
Unrealized losses on cash flow hedges	—	(1,133)
Amortization of cash flow hedges	122	(72)
Total other comprehensive income/(loss)	122	(1,205)
Total comprehensive income	56,977	190,135
Less-comprehensive (income) attributable to noncontrolling interests	(1,774)	(5,245)
Comprehensive income attributable to common stockholders	$55,203	$184,890

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Equity
(Unaudited and in thousands, except share amounts)

	Three Months Ended March 31, 2021
	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2020	103,921,546	$1,039	$28,826	$2,993,946	$(1,462)	$22,046	$(686,225)	$2,358,170
Issuances of Common Stock, net of issuance costs and tax withholdings	(49,058)	—	—	(1,198)	—	—	—	(1,198)
Dividends on Common Stock ($0.48 per share)		—	—	—	—	—	(49,847)	(49,847)
Dividends on Preferred Stock ($21.5625 per share)		—	—	—	—	—	(622)	(622)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	(9,266)	—	—	—	(9,266)
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(782)	—	(782)
Issuances of restricted stock	183,100	—	—	—	—	—	—	—
Share-based compensation expense, net of forfeitures	(436)	2	—	2,980	—	—	—	2,982
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(1,493)	(1,493)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	281	(281)	—
Comprehensive income:
Net income		—	—	—	—	—	56,855	56,855
Other comprehensive income		—	—	—	122	—	—	122
Total comprehensive income								56,977
Balance at March 31, 2021	104,055,152	$1,041	$28,826	$2,986,462	$(1,340)	$21,545	$(681,613)	$2,354,921

	Three Months Ended March 31, 2020
	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2019	103,756,046	$1,038	$28,859	$2,954,779	$(471)	$22,010	$(831,808)	$2,174,407
Issuances of Common Stock, net of issuance costs and tax withholdings	(13,266)	—	—	1,039	—	—	—	1,039
Dividends on Common Stock ($0.48 per share)		—	—	—	—	—	(49,735)	(49,735)
Dividends on Preferred Stock ($21.5625 per share)		—	—	—	—	—	(622)	(622)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	42,301	—	—	—	42,301
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(198)	—	(198)
Issuances of restricted stock	149,304	—	—	—	—	—	—	—
Redemptions/repurchases of Preferred Stock		—	(3)	—	—	—	—	(3)
Share-based compensation expense, net of forfeitures	(6,166)	1	—	2,495	—	—	—	2,496
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(4,960)	(4,960)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	285	(285)	—
Comprehensive income:
Net income		—	—	—	—	—	191,340	191,340
Other comprehensive loss		—	—	—	(1,205)	—	—	(1,205)
Total comprehensive income								190,135
Balance at March 31, 2020	103,885,918	$1,039	$28,856	$3,000,614	$(1,676)	$22,097	$(696,070)	$2,354,860

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Three Months Ended March 31,
	2021	2020
Operating activities:
Net income	$56,855	$191,340
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,927	61,150
Amortization of lease incentives and acquisition-related intangible assets and liabilities	(704)	(649)
Share-based compensation expense	2,982	2,496
Credit losses on operating lease receivables	237	1,249
Accrued interest on mortgages and notes receivable	(27)	(31)
Amortization of debt issuance costs	792	767
Amortization of cash flow hedges	122	(72)
Amortization of mortgages and notes payable fair value adjustments	411	426
Losses on debt extinguishment	76	—
Net gains on disposition of property	(18,937)	(153,067)
Equity in earnings of unconsolidated affiliates	(637)	(963)
Distributions of earnings from unconsolidated affiliates	395	341
Changes in operating assets and liabilities:
Accounts receivable	6,658	824
Prepaid expenses and other assets	(5,544)	(8,745)
Accrued straight-line rents receivable	(4,245)	(10,888)
Accounts payable, accrued expenses and other liabilities	(16,381)	(20,564)
Net cash provided by operating activities	82,980	63,614
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	—	(55)
Investments in development in-process	(19,789)	(36,122)
Investments in tenant improvements and deferred leasing costs	(22,939)	(49,825)
Investments in building improvements	(14,422)	(15,254)
Investment in acquired controlling interest in unconsolidated affiliate	(127,339)	—
Net proceeds from disposition of real estate assets	30,242	331,761
Distributions of capital from unconsolidated affiliates	—	72
Investments in mortgages and notes receivable	—	(32)
Repayments of mortgages and notes receivable	76	75
Changes in other investing activities	(746)	477
Net cash provided by/(used in) investing activities	(154,917)	231,097
Financing activities:
Dividends on Common Stock	(49,847)	(49,735)
Redemptions/repurchases of Preferred Stock	—	(3)
Dividends on Preferred Stock	(622)	(622)
Distributions to noncontrolling interests in the Operating Partnership	(1,363)	(1,364)
Distributions to noncontrolling interests in consolidated affiliates	(782)	(198)
Proceeds from the issuance of Common Stock	493	2,343
Costs paid for the issuance of Common Stock	(10)	(180)
Repurchase of shares related to tax withholdings	(1,681)	(1,124)
Borrowings on revolving credit facility	—	110,000
Repayments of revolving credit facility	—	(244,000)
Repayments of mortgages and notes payable	(501)	(481)
Changes in debt issuance costs and other financing activities	(4,616)	—
Net cash used in financing activities	(58,929)	(185,364)
Net increase/(decrease) in cash and cash equivalents and restricted cash	$(130,866)	$109,347

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows – Continued
(Unaudited and in thousands)

	Three Months Ended March 31,
	2021	2020
Net increase/(decrease) in cash and cash equivalents and restricted cash	$(130,866)	$109,347
Cash and cash equivalents and restricted cash at beginning of the period	189,244	14,742
Cash and cash equivalents and restricted cash at end of the period	$58,378	$124,089

Reconciliation of cash and cash equivalents and restricted cash:

	Three Months Ended March 31,
	2021	2020
Cash and cash equivalents at end of the period	$49,279	$12,696
Restricted cash at end of the period	9,099	111,393
Cash and cash equivalents and restricted cash at end of the period	$58,378	$124,089

Supplemental disclosure of cash flow information:

	Three Months Ended March 31,
	2021	2020
Cash paid for interest, net of amounts capitalized	$27,646	$25,321

Supplemental disclosure of non-cash investing and financing activities:

	Three Months Ended March 31,
	2021	2020
Unrealized losses on cash flow hedges	$—	$(1,133)
Changes in accrued capital expenditures (1)	(454)	(4,789)
Write-off of fully depreciated real estate assets	15,468	12,033
Write-off of fully amortized leasing costs	12,848	5,842
Write-off of fully amortized debt issuance costs	2,983	—
Adjustment of noncontrolling interests in the Operating Partnership to fair value	9,266	(42,301)
Issuances of Common Units to acquire real estate assets	—	6,163
__________

(1)Accrued capital expenditures included in accounts payable, accrued expenses and other liabilities at March 31, 2021 and 2020 were $65.5 million and $63.2 million, respectively.

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Balance Sheets
(Unaudited and in thousands, except unit and per unit data)

	March 31, 2021	December 31, 2020
Assets:
Real estate assets, at cost:
Land	$474,141	$466,872
Buildings and tenant improvements	5,125,924	4,981,637
Development in-process	288,406	259,681
Land held for development	131,458	131,474
	6,019,929	5,839,664
Less-accumulated depreciation	(1,454,427)	(1,418,379)
Net real estate assets	4,565,502	4,421,285
Real estate and other assets, net, held for sale	—	11,360
Cash and cash equivalents	49,279	109,322
Restricted cash	9,099	79,922
Accounts receivable	23,226	27,488
Mortgages and notes receivable	1,292	1,341
Accrued straight-line rents receivable	263,643	259,381
Investments in and advances to unconsolidated affiliates	638	27,104
Deferred leasing costs, net of accumulated amortization of $147,937 and $151,698, respectively	219,790	209,329
Prepaid expenses and other assets, net of accumulated depreciation of $18,895 and $21,154, respectively	72,845	62,885
Total Assets	$5,205,314	$5,209,417
Liabilities, Redeemable Operating Partnership Units and Capital:
Mortgages and notes payable, net	$2,470,472	$2,470,021
Accounts payable, accrued expenses and other liabilities	258,026	268,727
Total Liabilities	2,728,498	2,738,748
Commitments and contingencies
Redeemable Operating Partnership Units:
Common Units, 2,838,725 outstanding	121,895	112,499
Series A Preferred Units (liquidation preference $1,000 per unit), 28,826 units issued and outstanding	28,826	28,826
Total Redeemable Operating Partnership Units	150,721	141,325
Capital:
Common Units:
General partner Common Units, 1,064,851 and 1,063,515 outstanding, respectively	23,059	23,087
Limited partner Common Units, 102,581,492 and 102,449,222 outstanding, respectively	2,282,831	2,285,673
Accumulated other comprehensive loss	(1,340)	(1,462)
Noncontrolling interests in consolidated affiliates	21,545	22,046
Total Capital	2,326,095	2,329,344
Total Liabilities, Redeemable Operating Partnership Units and Capital	$5,205,314	$5,209,417

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Income
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended March 31,
	2021	2020
Rental and other revenues	$183,805	$192,800
Operating expenses:
Rental property and other expenses	56,189	62,202
Depreciation and amortization	60,927	61,150
General and administrative	9,952	10,930
Total operating expenses	127,068	134,282
Interest expense	19,768	21,277
Other income	312	69
Gains on disposition of property	18,937	153,067
Equity in earnings of unconsolidated affiliates	637	963
Net income	56,855	191,340
Net (income) attributable to noncontrolling interests in consolidated affiliates	(281)	(285)
Distributions on Preferred Units	(622)	(622)
Net income available for common unitholders	$55,952	$190,433
Earnings per Common Unit – basic:
Net income available for common unitholders	$0.53	$1.79
Weighted average Common Units outstanding – basic	106,393	106,199
Earnings per Common Unit – diluted:
Net income available for common unitholders	$0.53	$1.79
Weighted average Common Units outstanding – diluted	106,401	106,224

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended March 31,
	2021	2020
Comprehensive income:
Net income	$56,855	$191,340
Other comprehensive income/(loss):
Unrealized losses on cash flow hedges	—	(1,133)
Amortization of cash flow hedges	122	(72)
Total other comprehensive income/(loss)	122	(1,205)
Total comprehensive income	56,977	190,135
Less-comprehensive (income) attributable to noncontrolling interests	(281)	(285)
Comprehensive income attributable to common unitholders	$56,696	$189,850

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Capital
(Unaudited and in thousands)

	Three Months Ended March 31, 2021
	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2020	$23,087	$2,285,673	$(1,462)	$22,046	$2,329,344
Issuances of Common Units, net of issuance costs and tax withholdings	(12)	(1,186)	—	—	(1,198)
Distributions on Common Units ($0.48 per unit)	(510)	(50,504)	—	—	(51,014)
Distributions on Preferred Units ($21.5625 per unit)	(6)	(616)	—	—	(622)
Share-based compensation expense, net of forfeitures	30	2,952	—	—	2,982
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(782)	(782)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	(96)	(9,496)	—	—	(9,592)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(3)	(278)	—	281	—
Comprehensive income:
Net income	569	56,286	—	—	56,855
Other comprehensive income	—	—	122	—	122
Total comprehensive income					56,977
Balance at March 31, 2021	$23,059	$2,282,831	$(1,340)	$21,545	$2,326,095

	Three Months Ended March 31, 2020
	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2019	$21,240	$2,102,769	$(471)	$22,010	$2,145,548
Issuances of Common Units, net of issuance costs and tax withholdings	72	7,130	—	—	7,202
Distributions on Common Units ($0.48 per unit)	(509)	(50,394)	—	—	(50,903)
Distributions on Preferred Units ($21.5625 per unit)	(6)	(616)	—	—	(622)
Share-based compensation expense, net of forfeitures	25	2,471	—	—	2,496
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(198)	(198)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	323	32,023	—	—	32,346
Net (income) attributable to noncontrolling interests in consolidated affiliates	(3)	(282)	—	285	—
Comprehensive income:
Net income	1,913	189,427	—	—	191,340
Other comprehensive loss	—	—	(1,205)	—	(1,205)
Total comprehensive income					190,135
Balance at March 31, 2020	$23,055	$2,282,528	$(1,676)	$22,097	$2,326,004

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Three Months Ended March 31,
	2021	2020
Operating activities:
Net income	$56,855	$191,340
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,927	61,150
Amortization of lease incentives and acquisition-related intangible assets and liabilities	(704)	(649)
Share-based compensation expense	2,982	2,496
Credit losses on operating lease receivables	237	1,249
Accrued interest on mortgages and notes receivable	(27)	(31)
Amortization of debt issuance costs	792	767
Amortization of cash flow hedges	122	(72)
Amortization of mortgages and notes payable fair value adjustments	411	426
Losses on debt extinguishment	76	—
Net gains on disposition of property	(18,937)	(153,067)
Equity in earnings of unconsolidated affiliates	(637)	(963)
Distributions of earnings from unconsolidated affiliates	395	341
Changes in operating assets and liabilities:
Accounts receivable	6,658	824
Prepaid expenses and other assets	(5,544)	(8,745)
Accrued straight-line rents receivable	(4,245)	(10,888)
Accounts payable, accrued expenses and other liabilities	(16,381)	(20,564)
Net cash provided by operating activities	82,980	63,614
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	—	(55)
Investments in development in-process	(19,789)	(36,122)
Investments in tenant improvements and deferred leasing costs	(22,939)	(49,825)
Investments in building improvements	(14,422)	(15,254)
Investment in acquired controlling interest in unconsolidated affiliate	(127,339)	—
Net proceeds from disposition of real estate assets	30,242	331,761
Distributions of capital from unconsolidated affiliates	—	72
Investments in mortgages and notes receivable	—	(32)
Repayments of mortgages and notes receivable	76	75
Changes in other investing activities	(746)	477
Net cash provided by/(used in) investing activities	(154,917)	231,097
Financing activities:
Distributions on Common Units	(51,014)	(50,903)
Redemptions/repurchases of Preferred Units	—	(3)
Distributions on Preferred Units	(622)	(622)
Distributions to noncontrolling interests in consolidated affiliates	(782)	(198)
Proceeds from the issuance of Common Units	493	2,343
Costs paid for the issuance of Common Units	(10)	(180)
Repurchase of units related to tax withholdings	(1,681)	(1,124)
Borrowings on revolving credit facility	—	110,000
Repayments of revolving credit facility	—	(244,000)
Repayments of mortgages and notes payable	(501)	(481)
Changes in debt issuance costs and other financing activities	(4,812)	(196)
Net cash used in financing activities	(58,929)	(185,364)
Net increase/(decrease) in cash and cash equivalents and restricted cash	$(130,866)	$109,347

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows - Continued
(Unaudited and in thousands)

	Three Months Ended March 31,
	2021	2020
Net increase/(decrease) in cash and cash equivalents and restricted cash	$(130,866)	$109,347
Cash and cash equivalents and restricted cash at beginning of the period	189,244	14,742
Cash and cash equivalents and restricted cash at end of the period	$58,378	$124,089

Reconciliation of cash and cash equivalents and restricted cash:

	Three Months Ended March 31,
	2021	2020
Cash and cash equivalents at end of the period	$49,279	$12,696
Restricted cash at end of the period	9,099	111,393
Cash and cash equivalents and restricted cash at end of the period	$58,378	$124,089

Supplemental disclosure of cash flow information:

	Three Months Ended March 31,
	2021	2020
Cash paid for interest, net of amounts capitalized	$27,646	$25,321

Supplemental disclosure of non-cash investing and financing activities:

	Three Months Ended March 31,
	2021	2020
Unrealized losses on cash flow hedges	$—	$(1,133)
Changes in accrued capital expenditures (1)	(454)	(4,789)
Write-off of fully depreciated real estate assets	15,468	12,033
Write-off of fully amortized leasing costs	12,848	5,842
Write-off of fully amortized debt issuance costs	2,983	—
Adjustment of Redeemable Common Units to fair value	9,396	(38,705)
Issuances of Common Units to acquire real estate assets	—	6,163
__________

(1)Accrued capital expenditures included in accounts payable, accrued expenses and other liabilities at March 31, 2021 and 2020 were $65.5 million and $63.2 million, respectively.

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(tabular dollar amounts in thousands, except per share and per unit data)
(Unaudited)

1.    Description of Business and Significant Accounting Policies

Description of Business

Highwoods Properties, Inc. (the “Company”) is a fully integrated real estate investment trust (“REIT”) that provides leasing, management, development, construction and other customer-related services for its properties and for third parties. The Company conducts its activities through Highwoods Realty Limited Partnership (the “Operating Partnership”). At March 31, 2021, we owned or had an interest in 27.4 million rentable square feet of in-service properties, 0.8 million rentable square feet of office properties under development and approximately 230 acres of development land.

The Company is the sole general partner of the Operating Partnership. At March 31, 2021, the Company owned all of the Preferred Units and 103.6 million, or 97.3%, of the Common Units in the Operating Partnership. Limited partners owned the remaining 2.8 million Common Units.

Basis of Presentation

Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The Company’s Consolidated Financial Statements include the Operating Partnership, wholly owned subsidiaries and those entities in which the Company has the controlling interest. The Operating Partnership’s Consolidated Financial Statements include wholly owned subsidiaries and those entities in which the Operating Partnership has the controlling interest. We consolidate joint venture investments, such as interests in partnerships and limited liability companies, when we control the major operating and financial policies of the investment through majority ownership, in our capacity as a general partner or managing member or through some other contractual right. We also consolidate those entities deemed to be variable interest entities in which we are determined to be the primary beneficiary. At March 31, 2021, we have involvement with, and are the primary beneficiary in, an entity that we concluded to be a variable interest entity (see Note 3). All intercompany transactions and accounts have been eliminated.

The unaudited interim consolidated financial statements and accompanying unaudited consolidated financial information, in the opinion of management, contain all adjustments (including normal recurring accruals) necessary for a fair presentation of our financial position, results of operations and cash flows. We have condensed or omitted certain notes and other information from the interim Consolidated Financial Statements presented in this Quarterly Report as permitted by SEC rules and regulations. These Consolidated Financial Statements should be read in conjunction with our 2020 Annual Report on Form 10-K.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in our Consolidated Financial Statements and accompanying notes. Actual results could differ from those estimates.

Insurance

We are primarily self-insured for health care claims for participating employees. We have stop-loss coverage to limit our exposure to significant claims on a per claim and annual aggregate basis. We determine our liabilities for claims, including incurred but not reported losses, based on all relevant information, including actuarial estimates of claim liabilities. At March 31, 2021, a reserve of $0.4 million was recorded to cover estimated reported and unreported claims.

Recently Issued Accounting Standards

The Financial Accounting Standards Board (“FASB”) issued an accounting standards update (“ASU”) that provides temporary optional expedients and exceptions to the guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). Entities can elect not to apply certain modification accounting requirements to contracts affected by reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Entities can also elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met. The guidance in this ASU is optional and may be elected now through December 31, 2022 as reference rate reform activities occur. We will continue to evaluate the impact of this ASU; however, we currently expect to avail ourselves of such optional expedients and exceptions should our modified contracts meet the required criteria.

Due to the business disruptions and challenges severely affecting the global economy caused by the COVID-19 pandemic, lessors may provide rent deferrals and other lease concessions to lessees. In April 2020, the FASB staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. Under existing lease guidance, we would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows us, if certain criteria have been met, to bypass the lease by lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. We have elected the practical expedient and will not apply lease modification accounting on a lease by lease basis where applicable. As a result, $2.5 million of deferred rent is included in accounts receivable on our Consolidated Balance Sheets at March 31, 2021.

2.    Leases

We generally lease our office properties to lessees in exchange for fixed monthly payments that cover rent, property taxes, insurance and certain cost recoveries, primarily common area maintenance. Office properties owned by us that are under lease are primarily located in Atlanta, Charlotte, Nashville, Orlando, Pittsburgh, Raleigh, Richmond and Tampa and are leased to a wide variety of lessees across many industries. Our leases are operating leases and mostly range from three to 10 years. We recognized rental and other revenues related to operating lease payments of $179.9 million and $189.6 million during the three months ended March 31, 2021 and 2020, respectively. Included in these amounts are variable lease payments of $14.5 million and $16.5 million during the three months ended March 31, 2021 and 2020, respectively.

3.    Consolidated Variable Interest Entity

In 2019, we and The Bromley Companies formed a joint venture (the “Midtown One joint venture”) to construct Midtown West, a 150,000 square foot, multi-customer office building located in the mixed-use Midtown Tampa project in Tampa’s Westshore submarket. Midtown West has an anticipated total investment of $71.3 million. Construction of Midtown West began in the third quarter of 2019 with a scheduled completion date in the second quarter of 2021. At closing, we agreed to contribute cash of $20.0 million, which has been fully funded, in exchange for an 80.0% interest in the Midtown One joint venture and The Bromley Companies contributed land valued at $5.0 million in exchange for the remaining 20.0% interest. We also committed to provide a $46.3 million interest-only secured construction loan to the Midtown One joint venture that is scheduled to mature on the second anniversary of completion. The loan bears interest at LIBOR plus 250 basis points. As of March 31, 2021, $21.1 million under the loan has been funded.

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

March 31, 2021
Development in-process	$49,039
Cash and cash equivalents	$85
Deferred leasing costs	$196
Prepaid expenses and other assets	$127
Accounts payable, accrued expenses and other liabilities	$2,127

The assets of the Midtown One joint venture can be used only to settle obligations of the joint venture and its creditors have no recourse to our wholly owned assets.

4.    Real Estate Assets

Acquisitions

During the first quarter of 2021, we acquired our joint venture partner’s 75.0% interest in our Highwoods DLF Forum, LLC joint venture (the “Forum”), which owned five buildings in Raleigh encompassing 636,000 rentable square feet, for a purchase price of $131.3 million. We previously accounted for our 25.0% interest in this joint venture using the equity method of accounting. The assets and liabilities of the joint venture are now wholly owned and we have determined the acquisition constitutes an asset purchase. As such, because the Forum is not a variable interest entity, we allocated our previously held equity interest at historical cost along with the consideration paid and acquisition costs to the assets acquired and liabilities assumed. The assets acquired and liabilities assumed were recorded at relative fair value as determined by management, with the assistance of third party specialists, based on information available at the acquisition date and on current assumptions as to future operations.

Dispositions

During the first quarter of 2021, we sold a building in Atlanta for a sale price of $30.7 million and recorded a gain on disposition of property of $18.9 million.

5.    Intangible Assets and Below Market Lease Liabilities

The following table sets forth total intangible assets and acquisition-related below market lease liabilities, net of accumulated amortization:

	March 31, 2021	December 31, 2020
Assets:
Deferred leasing costs (including lease incentives and above market lease and in-place lease acquisition-related intangible assets)	$367,727	$361,027
Less accumulated amortization	(147,937)	(151,698)
	$219,790	$209,329
Liabilities (in accounts payable, accrued expenses and other liabilities):
Acquisition-related below market lease liabilities	$62,490	$63,748
Less accumulated amortization	(36,647)	(37,838)
	$25,843	$25,910

The following table sets forth amortization of intangible assets and below market lease liabilities:

	Three Months Ended March 31,
	2021	2020
Amortization of deferred leasing costs and acquisition-related intangible assets (in depreciation and amortization)	$8,571	$8,798
Amortization of lease incentives (in rental and other revenues)	$448	$490
Amortization of acquisition-related intangible assets (in rental and other revenues)	$277	$288
Amortization of acquisition-related intangible assets (in rental property and other expenses)	$—	$139
Amortization of acquisition-related below market lease liabilities (in rental and other revenues)	$(1,429)	$(1,566)

The following table sets forth scheduled future amortization of intangible assets and below market lease liabilities:

	Amortization of Deferred Leasing Costs and Acquisition-Related Intangible Assets (in Depreciation and Amortization)	Amortization of Lease Incentives (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental and Other Revenues)	Amortization of Acquisition-Related Below Market Lease Liabilities (in Rental and Other Revenues)
April 1 through December 31, 2021	$27,307	$1,169	$725	$(3,757)
2022	32,692	1,396	910	(4,214)
2023	29,031	1,322	754	(3,838)
2024	25,668	1,173	664	(3,171)
2025	20,705	1,095	546	(1,813)
Thereafter	67,577	4,603	2,453	(9,050)
	$202,980	$10,758	$6,052	$(25,843)
Weighted average remaining amortization periods as of March 31, 2021 (in years)	8.2	9.4	9.0	8.4

The following table sets forth the intangible assets acquired and below market lease liabilities assumed as a result of 2021 acquisition activity:

	Acquisition-Related Intangible Assets (amortized in Rental and Other Revenues)	Acquisition-Related Intangible Assets (amortized in Depreciation and Amortization)	Acquisition-Related Below Market Lease Liabilities (amortized in Rental and Other Revenues)
Amount recorded at acquisition	$2,036	$13,168	$(1,361)
Weighted average remaining amortization periods as of March 31, 2021 (in years)	7.4	5.9	5.9

6.    Mortgages and Notes Payable

The following table sets forth our mortgages and notes payable:

	March 31, 2021	December 31, 2020
Secured indebtedness	$92,850	$93,350
Unsecured indebtedness	2,391,063	2,390,652
Less-unamortized debt issuance costs	(13,441)	(13,981)
Total mortgages and notes payable, net	$2,470,472	$2,470,021

At March 31, 2021, our secured mortgage loan was collateralized by real estate assets with an undepreciated book value of $147.9 million.

During the first quarter of 2021, we entered into a new $750.0 million unsecured revolving credit facility, which replaced our previously existing $600.0 million revolving credit facility and includes an accordion feature that allows for an additional $550.0 million of borrowing capacity subject to additional lender commitments. Our new revolving credit facility is scheduled to mature in March 2025. Assuming no defaults have occurred, we have an option to extend the maturity for two additional six-month periods. The current interest rate on the new facility at our existing credit ratings is LIBOR plus 90 basis points and the annual facility fee is 20 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody’s Investors Service or Standard & Poor’s Ratings Services. The financial and other covenants under the new facility are substantially similar to our previous credit facility. We incurred $4.8 million of debt issuance costs, which will be amortized along with certain existing unamortized debt issuance costs over the remaining term of our new revolving credit facility. We recorded $0.1 million of loss on debt extinguishment. There were no amounts outstanding under our new revolving credit facility at March 31, 2021. There was $160.0 million outstanding under our new revolving credit facility at April 20, 2021. At both March 31, 2021 and April 20, 2021, we had $0.1 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at March 31, 2021 and April 20, 2021 was $749.9 million and $589.9 million, respectively.

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

Amounts reported in accumulated other comprehensive income/(loss) related to derivatives will be reclassified to interest expense as interest payments are made on our debt. During the period from April 1, 2021 through March 31, 2022, we estimate that $0.4 million will be reclassified as a net increase to interest expense.

The following table sets forth the fair value of our derivatives:

	March 31, 2021	December 31, 2020
Derivatives:
Derivatives designated as cash flow hedges in accounts payable, accrued expenses and other liabilities:
Interest rate swaps	$650	$846

The following table sets forth the effect of our cash flow hedges on accumulated other comprehensive loss and interest expense:

	Three Months Ended March 31,
	2021	2020
Derivatives Designated as Cash Flow Hedges:
Amount of unrealized losses recognized in accumulated other comprehensive loss on derivatives:
Interest rate swaps	$—	$(1,133)
Amount of (gains)/losses reclassified out of accumulated other comprehensive loss into interest expense:
Interest rate swaps	$122	$(72)

8.    Noncontrolling Interests

Noncontrolling Interests in Consolidated Affiliates

At March 31, 2021, our noncontrolling interests in consolidated affiliates relate to our joint venture partners’ 50.0% interest in office properties in Richmond and 20.0% interest in an office development property in Tampa. Our joint venture partners are unrelated third parties.

Noncontrolling Interests in the Operating Partnership

The following table sets forth the Company’s noncontrolling interests in the Operating Partnership:

	Three Months Ended March 31,
	2021	2020
Beginning noncontrolling interests in the Operating Partnership	$112,499	$133,216
Adjustment of noncontrolling interests in the Operating Partnership to fair value	9,266	(42,301)
Issuances of Common Units	—	6,163
Net income attributable to noncontrolling interests in the Operating Partnership	1,493	4,960
Distributions to noncontrolling interests in the Operating Partnership	(1,363)	(1,364)
Total noncontrolling interests in the Operating Partnership	$121,895	$100,674

The following table sets forth net income available for common stockholders and transfers from the Company’s noncontrolling interests in the Operating Partnership:

	Three Months Ended March 31,
	2021	2020
Net income available for common stockholders	$54,459	$185,473
Issuances of Common Units	—	(6,163)
Change from net income available for common stockholders and transfers from noncontrolling interests	$54,459	$179,310

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

The following table sets forth our assets and liabilities and the Company’s noncontrolling interests in the Operating Partnership that are measured or disclosed at fair value within the fair value hierarchy:

		Level 1	Level 2
	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs
Fair Value at March 31, 2021:
Assets:
Mortgages and notes receivable, at fair value (1)	$1,292	$—	$1,292
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	2,712	2,712	—
Total Assets	$4,004	$2,712	$1,292
Noncontrolling Interests in the Operating Partnership	$121,895	$121,895	$—
Liabilities:
Mortgages and notes payable, net, at fair value (1)	$2,554,474	$—	$2,554,474
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	650	—	650
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	2,712	2,712	—
Total Liabilities	$2,557,836	$2,712	$2,555,124

Fair Value at December 31, 2020:
Assets:
Mortgages and notes receivable, at fair value (1)	$1,341	$—	$1,341
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	2,573	2,573	—
Total Assets	$3,914	$2,573	$1,341
Noncontrolling Interests in the Operating Partnership	$112,499	$112,499	$—
Liabilities:
Mortgages and notes payable, net, at fair value (1)	$2,639,163	$—	$2,639,163
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	846	—	846
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	2,573	2,573	—
Total Liabilities	$2,642,582	$2,573	$2,640,009
__________
(1)    Amounts are not recorded at fair value on our Consolidated Balance Sheets at March 31, 2021 and December 31, 2020.

10.    Share-Based Payments

During the three months ended March 31, 2021, the Company granted 102,532 shares of time-based restricted stock and 80,568 shares of total return-based restricted stock with weighted average grant date fair values per share of $39.96 and $36.37, respectively. We recorded share-based compensation expense of $3.0 million and $2.5 million during the three months ended March 31, 2021 and 2020, respectively. At March 31, 2021, there was $9.2 million of total unrecognized share-based compensation costs, which will be recognized over a weighted average remaining contractual term of 2.3 years.

11.    Accumulated Other Comprehensive Loss

The following table sets forth the components of accumulated other comprehensive loss:

	Three Months Ended March 31,
	2021	2020
Cash flow hedges:
Beginning balance	$(1,462)	$(471)
Unrealized losses on cash flow hedges	—	(1,133)
Amortization of cash flow hedges (1)	122	(72)
Total accumulated other comprehensive loss	$(1,340)	$(1,676)
__________
(1)    Amounts reclassified out of accumulated other comprehensive loss into interest expense.

12.    Real Estate and Other Assets Held For Sale

The following table sets forth the assets held for sale at March 31, 2021 and December 31, 2020, which are considered non-core:

	March 31, 2021	December 31, 2020
Assets:
Land	$—	$2,612
Buildings and tenant improvements	—	12,238
Less-accumulated depreciation	—	(3,577)
Net real estate assets	—	11,273
Deferred leasing costs, net	—	87
Real estate and other assets, net, held for sale	$—	$11,360

13.    Earnings Per Share and Per Unit

The following table sets forth the computation of basic and diluted earnings per share of the Company:

	Three Months Ended March 31,
	2021	2020
Earnings per Common Share - basic:
Numerator:
Net income	$56,855	$191,340
Net (income) attributable to noncontrolling interests in the Operating Partnership	(1,493)	(4,960)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(281)	(285)
Dividends on Preferred Stock	(622)	(622)
Net income available for common stockholders	$54,459	$185,473
Denominator:
Denominator for basic earnings per Common Share – weighted average shares (1)	103,963	103,813
Net income available for common stockholders	$0.52	$1.79
Earnings per Common Share - diluted:
Numerator:
Net income	$56,855	$191,340
Net (income) attributable to noncontrolling interests in consolidated affiliates	(281)	(285)
Dividends on Preferred Stock	(622)	(622)
Net income available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	$55,952	$190,433
Denominator:
Denominator for basic earnings per Common Share – weighted average shares (1)	103,963	103,813
Add:
Stock options using the treasury method	8	25
Noncontrolling interests Common Units	2,839	2,795
Denominator for diluted earnings per Common Share – adjusted weighted average shares and assumed conversions	106,810	106,633
Net income available for common stockholders	$0.52	$1.79
__________
(1)Includes all unvested restricted stock where dividends on such restricted stock are non-forfeitable.

The following table sets forth the computation of basic and diluted earnings per unit of the Operating Partnership:

	Three Months Ended March 31,
	2021	2020
Earnings per Common Unit - basic:
Numerator:
Net income	$56,855	$191,340
Net (income) attributable to noncontrolling interests in consolidated affiliates	(281)	(285)
Distributions on Preferred Units	(622)	(622)
Net income available for common unitholders	$55,952	$190,433
Denominator:
Denominator for basic earnings per Common Unit – weighted average units (1)	106,393	106,199
Net income available for common unitholders	$0.53	$1.79
Earnings per Common Unit - diluted:
Numerator:
Net income	$56,855	$191,340
Net (income) attributable to noncontrolling interests in consolidated affiliates	(281)	(285)
Distributions on Preferred Units	(622)	(622)
Net income available for common unitholders	$55,952	$190,433
Denominator:
Denominator for basic earnings per Common Unit – weighted average units (1)	106,393	106,199
Add:
Stock options using the treasury method	8	25
Denominator for diluted earnings per Common Unit – adjusted weighted average units and assumed conversions	106,401	106,224
Net income available for common unitholders	$0.53	$1.79
__________
(1)Includes all unvested restricted stock where distributions on such restricted stock are non-forfeitable.

14.    Segment Information

The following tables summarize the rental and other revenues and net operating income, the primary industry property-level performance metric used by our chief operating decision maker and which is defined as rental and other revenues less rental property and other expenses, for each of our reportable segments. Our segment information for the three months ended March 31, 2020 has been retrospectively revised from previously reported amounts to reflect a change in our reportable segments as a result of recent dispositions.

	Three Months Ended March 31,
	2021	2020
Rental and Other Revenues:
Office:
Atlanta	$35,975	$37,959
Charlotte	9,134	8,933
Nashville	35,159	34,497
Orlando	12,559	13,022
Pittsburgh	14,618	14,948
Raleigh	37,042	32,553
Richmond	11,462	12,260
Tampa	24,424	25,244
Total Office Segment	180,373	179,416
Other	3,432	13,384
Total Rental and Other Revenues	$183,805	$192,800

Net Operating Income:
Office:
Atlanta	$24,000	$25,183
Charlotte	7,252	7,202
Nashville	24,993	24,753
Orlando	7,712	8,005
Pittsburgh	8,889	8,670
Raleigh	28,136	23,636
Richmond	8,053	8,691
Tampa	16,640	16,533
Total Office Segment	125,675	122,673
Other	1,941	7,925
Total Net Operating Income	127,616	130,598
Reconciliation to net income:
Depreciation and amortization	(60,927)	(61,150)
General and administrative expenses	(9,952)	(10,930)
Interest expense	(19,768)	(21,277)
Other income	312	69
Gains on disposition of property	18,937	153,067
Equity in earnings of unconsolidated affiliates	637	963
Net income	$56,855	$191,340

15.    Contingencies

Since early March 2020, efforts to slow the spread of the COVID-19 virus have had a significant impact on the U.S. economy. We continue to follow the policies described in Notes 1 and 2 to our Consolidated Financial Statements contained in our 2020 Annual Report on Form 10-K, including those related to impairments of real estate assets and investments in unconsolidated affiliates, leases and estimates of credit losses on operating lease receivables. While the results of our current analyses did not result in any material adjustments to amounts as of and during the three months ended March 31, 2021, circumstances related to the COVID-19 pandemic may result in recording impairments, lease modifications and credit losses in future periods.

16.    Subsequent Events

On April 15, 2021, we prepaid without penalty the remaining $150.0 million principal amount of 3.20% unsecured notes that was scheduled to mature in June 2021. We expect to record $0.1 million of loss on debt extinguishment related to this prepayment.

On April 15, 2021, the Company declared a cash dividend of $0.48 per share of Common Stock, which is payable on June 8, 2021 to stockholders of record as of May 17, 2021.

On April 16, 2021, we agreed to acquire a portfolio of office assets from Preferred Apartment Communities, Inc. (NYSE:APTS) (“PAC”). The core portfolio to be acquired consists of the following four Class A office assets in Charlotte and Raleigh, which encompass 1,630,000 square feet in total, and one mixed-use redevelopment site in Atlanta: 150 Fayetteville, Raleigh (CBD); CAPTRUST Tower, Raleigh (North Hills); Capitol Towers, Charlotte (SouthPark); Morrocroft Centre, Charlotte (SouthPark); and Galleria 75, Atlanta (Cumberland/Galleria). We have also agreed to acquire two non-core assets: a mezzanine loan related to a recently constructed office building in Atlanta; and Armour Yards, a multi-building creative office project in Atlanta. Our total investment, including the estimated value of the non-core assets, is expected to be $769 million, which includes $28 million of near-term building improvements and $5 million of transaction costs. The transaction is expected to include, among other things, the assumption of four secured loans collateralized by the core office buildings estimated to be recorded at fair value of $403 million in the aggregate, with a weighted average effective interest rate of 3.7% and a weighted average maturity of 10.8 years. The value of the non-core assets represents less than 12% of the anticipated total investment. The acquisition, which is subject to customary closing conditions, is scheduled to close during the third quarter of 2021. We have posted $50 million of earnest money deposits that are non-refundable except in limited circumstances. As part of the transaction, PAC will separately market Armour Yards for sale to a third party. If PAC chooses not to sell Armour Yards to a third party, we will close on the acquisition of the creative office project no later than the first quarter of 2022.

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

Disclosure Regarding Forward-Looking Statements

Some of the information in this Quarterly Report may contain forward-looking statements. Such statements include, in particular, statements about our plans, strategies and prospects under this section. You can identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions or expectations will be achieved. When considering such forward-looking statements, you should keep in mind important factors that could cause our actual results to differ materially from those contained in any forward-looking statement. Currently, one of the most significant factors that could cause actual outcomes to differ materially from our forward-looking statements is the ongoing adverse effect of the COVID-19 pandemic, and federal, state, and/or local regulatory guidelines and private business actions to control it, on our financial condition, operating results and cash flows, our customers, the use of and demand for office space, the real estate market in which we operate, the global economy and the financial markets. The extent to which the COVID-19 pandemic impacts us and our customers will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic and its ongoing impact on the U.S. economy and potential changes in customer behavior, among others. Additional factors, many of which may be influenced by the COVID-19 pandemic, that could cause actual outcomes or results to differ materially from those indicated in these statements include:

•the closing of the planned acquisition of a portfolio of office assets from Preferred Apartment Communities, Inc. (“PAC”) may not occur on the terms described in this report or at all;

•buyers may not be available and pricing may not be adequate with respect to planned dispositions of non-core assets;

•comparable sales data on which we based our expectations with respect to the sales price of non-core assets may not reflect current market trends;

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

This list of risks and uncertainties, however, is not intended to be exhaustive. You should also review the other cautionary statements we make in “Item 1A. Risk Factors” set forth in our 2020 Annual Report on Form 10-K. Given these uncertainties, you should not place undue reliance on forward-looking statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements to reflect any future events or circumstances or to reflect the occurrence of unanticipated events.

Executive Summary

Highwoods is in the work-placemaking business. We believe that in creating environments and experiences where the best and brightest can achieve together what they cannot apart, Highwoods delivers greater value to our customers, their teammates and, in turn, our stockholders. Our simple strategy is to own and manage high-quality workplaces in the BBDs within our footprint, maintain a strong balance sheet to be opportunistic throughout economic cycles, employ a talented and dedicated team and communicate transparently with all stakeholders. We focus on owning and managing buildings in the most dynamic and vibrant BBDs. BBDs are highly-energized and amenitized workplace locations that enhance our customers’ ability to attract and retain talent. They are both urban and suburban. Providing the most talent-supportive workplace options in these environments is core to the Highwoods work-placemaking strategy.

COVID-19

The unprecedented nationwide efforts to slow the spread of the COVID-19 virus have obviously had a significant impact on the U.S. economy.

It is very difficult to predict when, if and to what extent economic activity will return to pre-COVID-19 levels. The COVID-19 pandemic did have somewhat of an impact on our first quarter of 2021 financial results, as described further in “Results of Operations.” Our financial results for the remainder of 2021 and future leasing activity could be adversely affected by the COVID-19 pandemic. Factors that could cause actual results to differ materially from our current expectations are set forth under “Disclosure Regarding Forward-Looking Statements.”

While all buildings and parking facilities have remained open for business, the usage of our assets in the first quarter of 2021 was significantly lower due to the COVID-19 pandemic. As a result, parking and parking-related revenues were lower during this period. In addition, our operating expenses, net of expense recoveries, were lower during this period due to reduced electricity, janitorial and other variable expenses. Until usage increases, which will depend on the duration of the COVID-19 pandemic, which is difficult to estimate, we expect that reduced usage will continue to result in reduced parking revenues, which will be partially offset by reduced operating expenses. We do not expect usage to increase over the current level until the infection rate across the U.S. and, more specifically, our markets consistently and meaningfully declines and/or an increasing number of employers believe the risk of virus spread in the workplace is manageable.

Given the COVID-19 pandemic and its impact on economic activity, we have been experiencing slower overall leasing and we expect that trend will continue throughout the remainder of 2021. Lower overall leasing will negatively impact our rental revenues.

We have incurred and may in the future incur losses due to customers that default on their leases, file bankruptcy and/or otherwise experience significant financial difficulty as a result of the COVID-19 pandemic. In the first quarter of 2021, such losses totaled $1.0 million, consisting of lost rental revenues resulting from customers that filed bankruptcy or otherwise irrevocably defaulted on their leases and non-cash credit losses of straight-line rent receivables.

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

The key components affecting our rental and other revenues are average occupancy, rental rates, cost recovery income, new developments placed in service, acquisitions and dispositions. Average occupancy generally increases during times of improving economic growth, as our ability to lease space outpaces vacancies that occur upon the expirations of existing leases. Average occupancy generally declines during times of slower or negative economic growth, when new vacancies tend to outpace our ability to lease space. Asset acquisitions, dispositions and new developments placed in service directly impact our rental revenues and could impact our average occupancy, depending upon the occupancy rate of the properties that are acquired, sold or placed in service. A further indicator of the predictability of future revenues is the expected lease expirations of our portfolio. As a result, in addition to seeking to increase our average occupancy by leasing current vacant space, we also concentrate our leasing efforts on renewing existing leases prior to expiration. For more information regarding our lease expirations, see “Properties - Lease Expirations” in our 2020 Annual Report on Form 10-K. Occupancy in our office portfolio decreased from 90.3% at December 31, 2020 to 89.6% at March 31, 2021. We expect average occupancy for our office portfolio to be approximately 89% to 90% for the remainder of 2021. However, average occupancy in the remainder of 2021 will be lower, perhaps significantly lower, if the COVID-19 pandemic causes vacancies and move-outs due to (a) customers that default on their leases, file bankruptcy or otherwise experience significant financial difficulty and/or (b) potential changes in customer behavior, such as the continued social acceptance, desirability and perceived economic benefits of work-from-home arrangements, which could materially and negatively impact the future demand for office space over the long-term.

Whether or not our rental revenue tracks average occupancy proportionally depends upon whether GAAP rents under signed new and renewal leases are higher or lower than the GAAP rents under expiring leases. Annualized rental revenues from second generation leases expiring during any particular year are typically less than 15% of our total annual rental revenues. The following table sets forth information regarding second generation office leases signed during the first quarter of 2021 (we define second generation office leases as leases with new customers and renewals of existing customers in office space that has been previously occupied under our ownership and leases with respect to vacant space in acquired buildings):

	New	Renewal	All Office
Leased space (in rentable square feet)	247,303	305,269	552,572
Average term (in years - rentable square foot weighted)	5.2	4.1	4.6
Base rents (per rentable square foot) (1)	$31.07	$30.52	$30.77
Rent concessions (per rentable square foot) (1)	(1.69)	(1.52)	(1.60)
GAAP rents (per rentable square foot) (1)	$29.38	$29.00	$29.17
Tenant improvements (per rentable square foot) (1)	$5.57	$2.60	$3.93
Leasing commissions (per rentable square foot) (1)	$1.12	$0.75	$0.92
__________
(1)    Weighted average per rentable square foot on an annual basis over the lease term.

Annual combined GAAP rents for new and renewal leases signed in the first quarter were $29.17 per rentable square foot, 8.1% higher compared to previous leases in the same office spaces.

We strive to maintain a diverse, stable and creditworthy customer base. We have an internal guideline whereby customers that account for more than 3% of our annualized revenues are periodically reviewed with the Company’s Board of Directors. As of March 31, 2021, the Federal Government (4.1%), Bank of America (3.9%) and Metropolitan Life Insurance (3.3%) accounted for more than 3% of our annualized cash revenues.

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

Net Operating Income

Whether or not we record increasing net operating income (“NOI”) in our same property portfolio typically depends upon our ability to garner higher rental revenues, whether from higher average occupancy, higher GAAP rents per rentable square foot or higher cost recovery income, that exceed any corresponding growth in operating expenses. Same property NOI was $0.9 million, or 0.7%, lower in the first quarter of 2021 as compared to 2020 due to a decrease of $3.6 million in same property revenues offset by a decrease of $2.7 million in same property expenses, mostly from reduced usage of our assets because of the COVID-19 pandemic. Same property revenues were lower primarily due to a decrease in average occupancy and lower cost recovery and parking income as a result of reduced usage of our assets because of the COVID-19 pandemic, partly offset by higher average GAAP rents per rentable square foot. We expect same property NOI to be lower for the remainder of 2021 as compared to 2020 as an anticipated increase in same property expenses, mostly from increased usage of our assets, is expected to more than offset higher anticipated same property revenues. We expect same property revenues to be higher due to higher average GAAP rents per rentable square foot, higher cost recovery income and higher parking income, partly offset by an anticipated decrease in average occupancy. With the fluidity of the COVID-19 pandemic and its uncertain impact on economic activity, same property NOI could be further negatively impacted if the COVID-19 pandemic causes losses related to customer difficulties.

In addition to the effect of same property NOI, whether or not NOI increases typically depends upon whether the NOI from our acquired properties and development properties placed in service exceeds the NOI from property dispositions. NOI was $3.0 million, or 2.3%, lower in the first quarter of 2021 as compared to 2020 primarily due to NOI lost from property dispositions and lower same property NOI, partly offset by NOI from the acquisition of our joint venture partner’s 75.0% interest in our Highwoods DLF Forum, LLC joint venture (the “Forum”), the recognition of deferred leasing commission income that was received in connection with the acquisition and development properties placed in service. We expect NOI to be higher for the remainder of 2021 as compared to 2020 due to NOI from the acquisition of our joint venture partner’s 75.0% interest in the Forum and development properties placed in service, partly offset by NOI lost from property dispositions and lower same property NOI. Similar to same property NOI, NOI could be negatively impacted if the COVID-19 pandemic causes losses related to customer difficulties.

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

Liquidity and Capital Resources

We continue to maintain a conservative and flexible balance sheet and believe we have ample liquidity to fund our operations and growth prospects. As of April 20, 2021, we had approximately $7 million of existing cash and $160.0 million drawn on our $750.0 million revolving credit facility, which is scheduled to mature in March 2025. Assuming we are in compliance with our covenants, we have an option to extend the maturity for two additional six-month periods. At March 31, 2021, our leverage ratio, as measured by the ratio of our mortgages and notes payable and outstanding preferred stock to the undepreciated book value of our assets, was 37.5% and there were 106.9 million diluted shares of Common Stock outstanding.

Rental and other revenues are our principal source of funds to meet our short-term liquidity requirements. Other sources of funds for short-term liquidity needs include available working capital and borrowings under our revolving credit facility, which had $589.9 million of availability at April 20, 2021. Our short-term liquidity requirements primarily consist of operating expenses, interest and principal amortization on our debt, distributions and capital expenditures, including building improvement costs, tenant improvement costs and lease commissions. Building improvements are capital costs to maintain or enhance existing buildings not typically related to a specific customer. Tenant improvements are the costs required to customize space for the specific needs of customers. We anticipate that our available cash and cash equivalents and cash provided by operating activities and planned financing activities, including borrowings under our revolving credit facility, will be adequate to meet our short-term liquidity requirements. We use our revolving credit facility for working capital purposes and for the short-term funding of our development and acquisition activity and, in certain instances, the repayment of other debt. Continued ability to borrow under our revolving credit facility allows us to quickly capitalize on strategic opportunities at short-term interest rates.

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

Our long-term liquidity uses generally consist of the retirement or refinancing of debt upon maturity, funding of building improvements, new building developments and land infrastructure projects and funding acquisitions of buildings and development land. Our expected future capital expenditures for started and/or committed new development projects were approximately $70 million at March 31, 2021. Additionally, we may, from time to time, retire outstanding equity and/or debt securities through redemptions, open market repurchases, privately negotiated acquisitions or otherwise.

We expect to meet our long-term liquidity needs through a combination of:

•cash flow from operating activities;

•bank term loans and borrowings under our revolving credit facility;

•the issuance of unsecured debt;

•the issuance of secured debt;

•the issuance of equity securities by the Company or the Operating Partnership; and

•the disposition of non-core assets.

During the remainder of 2021, we have no debt scheduled to mature and we forecast funding approximately $79 million of our $394 million development pipeline, which was approximately 80% funded as of March 31, 2021. We generally believe we will be able to satisfy these obligations with existing cash, borrowings under our revolving credit facility, new bank term loans, issuance of other unsecured debt, mortgage debt and/or proceeds from the sale of additional non-core assets.

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

Planned Investment Activities

On April 16, 2021, we agreed to acquire a portfolio of office assets from PAC. The acquisition, which is subject to customary closing conditions, is scheduled to close during the third quarter of 2021. We plan to fund the initial $250 million cash portion of the purchase price with borrowings under our current $750 million unsecured revolving credit facility and an expected $200 million, six-month unsecured bridge facility from JPMorgan Chase Bank, N.A. Our plan is to ultimately fund the acquisition primarily by accelerating the sale of $500 to $600 million of existing non-core assets by mid-2022, approximately half of which is planned to close by year-end 2021. For more information, see “Liquidity and Capital Resources – Investment Activity.”

Because the acquisition and subsequent dispositions are not expected to close until at least the third quarter of 2021, if at all, forward-looking statements about our anticipated revenues, expenses and other items for the remainder of the year included below under “Results of Operations” do not include the impacts of any of these planned investment activities.

Results of Operations

Three Months Ended March 31, 2021 and 2020

Rental and Other Revenues

Rental and other revenues were $9.0 million, or 4.7%, lower in the first quarter of 2021 as compared to 2020 primarily due to lost revenue from property dispositions and lower same property revenues, which decreased rental and other revenues by $10.3 million and $3.6 million, respectively. Same property rental and other revenues were lower primarily due to a decrease in average occupancy and lower cost recovery and parking income as a result of reduced usage of our assets because of the COVID-19 pandemic, partly offset by higher average GAAP rents per rentable square foot. These decreases were partly offset by the acquisition of our joint venture partner’s 75.0% interest in the Forum, the recognition of deferred leasing commission income that was received in connection with the acquisition and development properties placed in service, which increased rental and other revenues by $3.3 million, $1.5 million and $0.7 million, respectively. We expect rental and other revenues to be higher for the remainder of 2021 as compared to 2020 due to the acquisition of our joint venture partner’s 75.0% interest in the Forum, development properties placed in service and higher same property revenues, partly offset by lost revenue from property dispositions. Rental and other revenues, particularly same property revenues, could be adversely affected, perhaps significantly, in the event customers default on their leases, file bankruptcy and/or otherwise experience significant financial difficulty as a result of the COVID-19 pandemic or if our overall leasing and demand for office space are negatively impacted by potential changes in customer behavior, such as the continued social acceptance, desirability and perceived economic benefits of work-from-home arrangements.

Operating Expenses

Rental property and other expenses were $6.0 million, or 9.7%, lower in the first quarter of 2021 as compared to 2020 primarily due to property dispositions and lower same property operating expenses, which decreased operating expenses by $4.1 million and $2.7 million, respectively. Same property operating expenses were lower primarily due to lower repairs and maintenance, contract services and utilities as a result of reduced usage of our assets because of the COVID-19 pandemic, partly offset by higher property taxes. These decreases were partly offset by the acquisition of our joint venture partner’s 75.0% interest in the Forum and development properties placed in service, which increased operating expenses by $0.7 million and $0.2 million, respectively. We expect rental property and other expenses to be higher for the remainder of 2021 as compared to 2020 due to higher same property operating expenses as a result of increased usage of our assets, the acquisition of our joint venture partner’s 75.0% interest in the Forum and development properties placed in service, partly offset by lower operating expenses from property dispositions.

Depreciation and amortization was $0.2 million, or 0.4%, lower in the first quarter of 2021 as compared to 2020 primarily due to property dispositions, partly offset by the acquisition of our joint venture partner’s 75.0% interest in the Forum and development properties placed in service. We expect depreciation and amortization to be higher for the remainder of 2021 as compared to 2020 due to the acquisition of our joint venture partner’s 75.0% interest in the Forum and development properties placed in service, partly offset by fully amortized acquisition-related intangible assets and property dispositions.

General and administrative expenses were $1.0 million, or 8.9%, lower in the first quarter of 2021 as compared to 2020 primarily due to lower salaries and benefits, severance and early retirement costs, partly offset by higher long-term equity incentive compensation and gains on deferred compensation plan investments (which is fully offset by a corresponding increase in other income). We expect general and administrative expenses to be relatively consistent for the remainder of 2021 as compared to 2020 due to lower salaries, severance and early retirement costs offset by higher incentive compensation. First quarter general and administrative expenses are typically higher than in subsequent quarters due to higher long-term equity incentive compensation recognized for certain employees who meet the age and service eligibility requirements under our retirement plan. Long-term equity incentive compensation awards are typically issued during the first quarter of each year.

Interest Expense

Interest expense was $1.5 million, or 7.1%, lower in the first quarter of 2021 as compared to 2020 primarily due to lower average interest rates and higher capitalized interest, partly offset by higher average debt balances. We expect interest expense to be lower for the remainder of 2021 as compared to 2020 for similar reasons.

Other Income

Other income was $0.2 million higher in the first quarter of 2021 as compared to 2020 primarily due to gains on deferred compensation plan investments (which is fully offset by a corresponding increase in general and administrative expenses).

Gains on Disposition of Property

Gains on disposition of property were $134.1 million lower in the first quarter of 2021 as compared to 2020 primarily due to our market rotation plan of exiting the Greensboro and Memphis markets in 2020.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $0.3 million, or 33.9%, lower in the first quarter of 2021 as compared to 2020 primarily due to the acquisition of our joint venture partner’s 75.0% interest in the Forum and lower average occupancy. We expect equity in earnings of unconsolidated affiliates to be lower for the remainder of 2021 as compared to 2020 for similar reasons. Equity in earnings of unconsolidated affiliates could be adversely affected, perhaps significantly, in the event customers of our unconsolidated affiliates default on their leases, file bankruptcy and/or otherwise experience significant financial difficulty as a result of the COVID-19 pandemic.

Earnings Per Common Share - Diluted

Diluted earnings per common share was $1.27 lower in the first quarter of 2021 as compared to 2020 due to a decrease in net income for the reasons discussed above.

Liquidity and Capital Resources

Statements of Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in the Company’s cash flows (in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Net Cash Provided By Operating Activities	$82,980	$63,614	$19,366
Net Cash Provided By/(Used In) Investing Activities	(154,917)	231,097	(386,014)
Net Cash Used In Financing Activities	(58,929)	(185,364)	126,435
Total Cash Flows	$(130,866)	$109,347	$(240,213)

The change in net cash provided by operating activities in the first quarter of 2021 as compared to 2020 was primarily due to higher net cash from the operations of the acquisition of our joint venture partner’s 75.0% interest in the Forum, same properties and development properties placed in service and changes in operating assets and liabilities, partly offset by property dispositions. We expect net cash related to operating activities to be higher for the remainder of 2021 as compared to 2020 due to the acquisition of our joint venture partner’s 75.0% interest in the Forum, development properties placed in service and same properties, partly offset by property dispositions. With the fluidity of the COVID-19 pandemic and its uncertain impact on economic activity, net cash related to operating activities could be negatively impacted if the COVID-19 pandemic causes losses related to customer difficulties.

The change in net cash provided by/(used in) investing activities in the first quarter of 2021 as compared to 2020 was primarily due to net proceeds from disposition activity in 2020 and the acquisition of our joint venture partner’s 75.0% interest in the Forum in 2021, partly offset by higher investments in tenant improvements and development in-process in 2020. We expect uses of cash for investing activities for the remainder of 2021 to be primarily driven by whether or not we acquire and commence development of additional office buildings in the BBDs of our markets. Additionally, as of March 31, 2021, we have approximately $70 million left to fund of our previously-announced development activity in 2021 and future years. We expect these uses of cash for investing activities will be partly offset by proceeds from property dispositions for the remainder of 2021.

The change in net cash used in financing activities in the first quarter of 2021 as compared to 2020 was primarily due to higher net debt repayments in 2020. Assuming the net effect of our acquisition, disposition and development activity in 2021 results in an increase to our assets, we would expect outstanding debt and/or Common Stock balances to increase.

Capitalization

The following table sets forth the Company’s capitalization (in thousands, except per share amounts):

	March 31, 2021	December 31, 2020
Mortgages and notes payable, net, at recorded book value	$2,470,472	$2,470,021
Preferred Stock, at liquidation value	$28,826	$28,826
Common Stock outstanding	104,055	103,922
Common Units outstanding (not owned by the Company)	2,839	2,839
Per share stock price at period end	$42.94	$39.63
Market value of Common Stock and Common Units	$4,590,028	$4,230,938
Total capitalization	$7,089,326	$6,729,785

At March 31, 2021, our mortgages and notes payable and outstanding preferred stock represented 35.3% of our total capitalization and 37.5% of the undepreciated book value of our assets. See also “Executive Summary - Liquidity and Capital Resources.”

Our mortgages and notes payable as of March 31, 2021 consisted of $92.9 million of secured indebtedness with an interest rate of 4.0% and $2,391.1 million of unsecured indebtedness with a weighted average interest rate of 3.42%. The secured indebtedness was collateralized by real estate assets with an undepreciated book value of $147.9 million. As of March 31, 2021, $150.0 million of our debt does not bear interest at fixed rates or is not protected by interest rate hedge contracts.

Investment Activity

In the normal course of business, we regularly evaluate potential acquisitions. As a result, from time to time, we may have one or more potential acquisitions under consideration that are in varying stages of evaluation, negotiation or due diligence, including potential acquisitions that are subject to non-binding letters of intent or enforceable contracts. Consummation of any transaction is subject to a number of contingencies, including the satisfaction of customary closing conditions. No assurances can be provided that we will acquire any properties in the future. See “Item 1A. Risk Factors - Risks Related to our Capital Recycling Activity - Recent and future acquisitions and development properties may fail to perform in accordance with our expectations and may require renovation and development costs exceeding our estimates” in our 2020 Annual Report on Form 10-K.

On April 16, 2021, we agreed to acquire a portfolio of office assets from PAC. The core portfolio to be acquired consists of the following four Class A office assets in Charlotte and Raleigh, which encompass 1,630,000 square feet in total, and one mixed-use redevelopment site in Atlanta: 150 Fayetteville, Raleigh (CBD); CAPTRUST Tower, Raleigh (North Hills); Capitol Towers, Charlotte (SouthPark); Morrocroft Centre, Charlotte (SouthPark); and Galleria 75, Atlanta (Cumberland/Galleria). We have also agreed to acquire two non-core assets: a mezzanine loan related to a recently constructed office building in Atlanta; and Armour Yards, a multi-building creative office project in Atlanta. Our total investment, including the estimated value of the non-core assets, is expected to be $769 million, which includes $28 million of near-term building improvements and $5 million of transaction costs. The transaction is expected to include, among other things, the assumption of four secured loans collateralized by the core office buildings estimated to be recorded at fair value of $403 million in the aggregate, with a weighted average effective interest rate of 3.7% and a weighted average maturity of 10.8 years. The value of the non-core assets represents less than 12% of the anticipated total investment. The acquisition, which is subject to customary closing conditions, is scheduled to close during the third quarter of 2021. We have posted $50 million of earnest money deposits that are non-refundable except in limited circumstances. As part of the transaction, PAC will separately market Armour Yards for sale to a third party. If PAC chooses not to sell Armour Yards to a third party, we will close on the acquisition of the creative office project no later than the first quarter of 2022.

We plan to fund the initial $250 million cash portion of the purchase price with borrowings under our current $750 million unsecured revolving credit facility and an expected $200 million, six-month unsecured bridge facility from JPMorgan Chase Bank, N.A. Both facilities bear interest at LIBOR plus 90 basis points. The bridge facility, which is subject to definitive documentation and customary conditions, can be extended at our option for an additional six-month period and will contain financial and other covenants that are similar to the covenants under our revolving credit facility.

Our plan is to ultimately fund the acquisition primarily by accelerating the sale of $500 to $600 million of existing non-core assets by mid-2022, approximately half of which is planned to close by year-end 2021. We can provide no assurances, however, that we will dispose of any assets on favorable terms, or at all, because the dispositions are subject to the negotiation and execution of sale agreements and would then be subject to the buyers’ completion of satisfactory due diligence and other customary closing conditions. Approximately $250 million, or an amount equal to the cash portion of the purchase price, of the planned dispositions are expected to qualify for tax-deferred treatment under Section 1031 of the Internal Revenue Code.

During the first quarter of 2021, we acquired our joint venture partner’s 75.0% interest in the Forum, which owned five buildings in Raleigh encompassing 636,000 rentable square feet, for a purchase price of $131.3 million. We previously accounted for our 25.0% interest in this joint venture using the equity method of accounting. The assets and liabilities of the joint venture are now wholly owned and we have determined the acquisition constitutes an asset purchase. As such, because the Forum is not a variable interest entity, we allocated our previously held equity interest at historical cost along with the consideration paid and acquisition costs to the assets acquired and liabilities assumed. The assets acquired and liabilities assumed were recorded at relative fair value as determined by management, with the assistance of third party specialists, based on information available at the acquisition date and on current assumptions as to future operations. Subsequent to closing, we have invested or intend to invest an additional $9.5 million of planned near-term building improvements. As of the closing date, based on the total anticipated incremental investment of $138.4 million, the weighted average capitalization rate for the acquisition of these buildings, which were a combined 91.0% occupied as of the closing date, is 6.7% using projected annual GAAP net operating income for 2021. These forward-looking statements are subject to risks and uncertainties. See “Disclosure Regarding Forward-Looking Statements.”

During the first quarter of 2021, we sold a building in Atlanta for a sale price of $30.7 million and recorded a gain on disposition of property of $18.9 million.

As of March 31, 2021, we were developing 0.7 million rentable square feet of office properties. The following table summarizes these announced and in-process office developments:

Property	Market	Rentable Square Feet	Anticipated Total Investment (1)	Investment As Of March 31, 2021 (1)	Pre Leased %	Estimated Completion	Estimated Stabilization
			($ in thousands)
Midtown West (2)	Tampa	150,000	$71,300	$49,235	6.6%	2Q 21	4Q 22
Asurion	Nashville	552,800	285,000	252,297	98.4	4Q 21	1Q 22
		702,800	$356,300	$301,532	78.8%
__________
(1)    Includes deferred lease commissions which are classified in deferred leasing costs on our Consolidated Balance Sheets.
(2)    We own an 80.0% interest in this consolidated joint venture.

Financing Activity

During 2020, we entered into separate equity distribution agreements with each of Wells Fargo Securities, LLC, BofA Securities, Inc., BTIG, LLC, Capital One Securities, Inc., Fifth Third Securities, Inc., Jefferies LLC, J.P. Morgan Securities LLC, Regions Securities LLC and SunTrust Robinson Humphrey, Inc. Under the terms of the equity distribution agreements, the Company may offer and sell up to $300.0 million in aggregate gross sales price of shares of Common Stock from time to time through such firms, acting as agents of the Company or as principals. Sales of the shares, if any, may be made by means of ordinary brokers’ transactions on the New York Stock Exchange (“NYSE”) or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices or as otherwise agreed with any of such firms (which may include block trades). The Company did not issue any shares of Common Stock under these agreements during the first quarter of 2021.

On April 15, 2021, we prepaid without penalty the remaining $150.0 million principal amount of 3.20% unsecured notes that was scheduled to mature in June 2021. We expect to record $0.1 million of loss on debt extinguishment related to this prepayment.

During the first quarter of 2021, we entered into a new $750.0 million unsecured revolving credit facility, which replaced our previously existing $600.0 million revolving credit facility and includes an accordion feature that allows for an additional $550.0 million of borrowing capacity subject to additional lender commitments. Our new revolving credit facility is scheduled to mature in March 2025. Assuming no defaults have occurred, we have an option to extend the maturity for two additional six-month periods. The current interest rate on the new facility at our existing credit ratings is LIBOR plus 90 basis points and the annual facility fee is 20 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody’s Investors Service or Standard & Poor’s Ratings Services. The financial and other covenants under the new facility are substantially similar to our previous credit facility. We incurred $4.8 million of debt issuance costs, which will be amortized along with certain existing unamortized debt issuance costs over the remaining term of our new revolving credit facility. We recorded $0.1 million of loss on debt extinguishment. There were no amounts outstanding under our new revolving credit facility at March 31, 2021. There was $160.0 million outstanding under our new revolving credit facility at April 20, 2021. At both March 31, 2021 and April 20, 2021, we had $0.1 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at March 31, 2021 and April 20, 2021 was $749.9 million and $589.9 million, respectively.

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

Our revolving credit facility and bank term loans require us to comply with customary operating covenants and various financial requirements. Upon an event of default on our revolving credit facility, the lenders having at least 51.0% of the total commitments under our revolving credit facility can accelerate all borrowings then outstanding, and we could be prohibited from borrowing any further amounts under our revolving credit facility, which would adversely affect our ability to fund our operations. In addition, certain of our unsecured debt agreements contain cross-default provisions giving the unsecured lenders the right to declare a default if we are in default under more than $35.0 million with respect to other loans in some circumstances.

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

Cash dividends and distributions reduce the amount of cash that would otherwise be available for other business purposes, including funding debt maturities, reducing debt or future growth initiatives. The amount of future distributions that will be made is at the discretion of the Company’s Board of Directors. For a discussion of the factors that will affect such cash flows and, accordingly, influence the decisions of the Company’s Board of Directors regarding dividends and distributions, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Dividends and Distributions” in our 2020 Annual Report on Form 10-K.

During the first quarter of 2021, the Company declared and paid a cash dividend of $0.48 per share of Common Stock.

On April 15, 2021, the Company declared a cash dividend of $0.48 per share of Common Stock, which is payable on June 8, 2021 to stockholders of record as of May 17, 2021.

Current and Future Cash Needs

We anticipate that our available cash and cash equivalents, cash flows from operating activities and other available financing sources, including the issuance of debt securities by the Operating Partnership, the issuance of secured debt, bank term loans, borrowings under our revolving credit facility and an expected $200 million, six-month unsecured bridge facility from JPMorgan Chase Bank, N.A., the issuance of equity securities by the Company or the Operating Partnership and the disposition of non-core assets, will be adequate to meet our short-term liquidity requirements, including funding the $250 million cash portion of the purchase price to acquire a portfolio of assets from PAC. See “Investment Activity.”

We had $49.3 million of cash and cash equivalents as of March 31, 2021. The unused capacity of our revolving credit facility at March 31, 2021 and April 20, 2021 was $749.9 million and $589.9 million, respectively, excluding an accordion feature that allows for an additional $550.0 million of borrowing capacity subject to additional lender commitments.

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

As noted above under “Investment Activity,” during the remainder of 2021, we expect to sell an additional $250 million to $300 million of properties no longer considered to be core assets due to location, age, quality and/or overall strategic fit. We can make no assurance, however, that we will sell any non-core assets or, if we do, what the timing or terms of any such sale will be.

See also “Executive Summary - Liquidity and Capital Resources.”

Critical Accounting Estimates

There were no changes made by management to the critical accounting policies in the three months ended March 31, 2021. For a description of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our 2020 Annual Report on Form 10-K.

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

The following table sets forth the Company’s FFO, FFO available for common stockholders and FFO available for common stockholders per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Funds from operations:
Net income	$56,855	$191,340
Net (income) attributable to noncontrolling interests in consolidated affiliates	(281)	(285)
Depreciation and amortization of real estate assets	60,228	60,432
(Gains) on disposition of depreciable properties	(18,937)	(152,661)
Unconsolidated affiliates:
Depreciation and amortization of real estate assets	218	569
Funds from operations	98,083	99,395
Dividends on Preferred Stock	(622)	(622)
Funds from operations available for common stockholders	$97,461	$98,773
Funds from operations available for common stockholders per share	$0.91	$0.93
Weighted average shares outstanding (1)	106,810	106,633
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

As of March 31, 2021, our same property portfolio consisted of 162 in-service properties encompassing 25.8 million rentable square feet that were wholly owned during the entirety of the periods presented (from January 1, 2020 to March 31, 2021). As of December 31, 2020, our same property portfolio consisted of 159 in-service properties encompassing 24.4 million rentable square feet that were wholly owned during the entirety of the periods presented (from January 1, 2019 to December 31, 2020). The change in our same property portfolio was due to the addition of one property encompassing 0.8 million rentable square feet acquired during 2019 and three newly developed properties encompassing 0.7 million rentable square feet placed in service during 2019. These additions were offset by the removal of one property encompassing 0.1 million rentable square feet that was sold during 2021.

Rental and other revenues related to properties not in our same property portfolio were $6.8 million and $12.3 million for the three months ended March 31, 2021 and 2020, respectively. Rental property and other expenses related to properties not in our same property portfolio were $1.5 million and $4.9 million for the three months ended March 31, 2021 and 2020, respectively.

The following table sets forth the Company’s NOI, same property NOI and same property cash NOI (in thousands):

	Three Months Ended March 31,
	2021	2020
Net income	$56,855	$191,340
Equity in earnings of unconsolidated affiliates	(637)	(963)
Gains on disposition of property	(18,937)	(153,067)
Other income	(312)	(69)
Interest expense	19,768	21,277
General and administrative expenses	9,952	10,930
Depreciation and amortization	60,927	61,150
Net operating income	127,616	130,598
Non same property and other net operating income	(5,325)	(7,395)
Same property net operating income	$122,291	$123,203

Same property net operating income	$122,291	$123,203
Lease termination fees, straight-line rent and other non-cash adjustments (1)	(3,399)	(10,763)
Same property cash net operating income	$118,892	$112,440
__________
(1)    Includes $1.2 million of repayments of temporary rent deferrals, net of additional temporary rent deferrals granted by the Company during the three months ended March 31, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our market risk as of December 31, 2020, see “Quantitative and Qualitative Disclosures About Market Risk” in our 2020 Annual Report on Form 10-K.

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

SEC rules also require us to establish and maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in internal control over financial reporting during the three months ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were also no changes in internal control over financial reporting during the three months ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information related to shares of Common Stock surrendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock during the first quarter of 2021:

	Total Number of Shares Purchased	Weighted Average Price Paid per Share
January 1 to January 31	—	$—
February 1 to February 28	—	—
March 1 to March 31	42,078	39.96
Total	42,078	$39.96

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1
Sixth Amended and Restated Credit Agreement, dated as of March 18, 2021, by and among the Company, the Operating Partnership, Bank of America, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Co-Syndication Agent, PNC Bank, National Association, as Co-Syndication Agent, and the Other Lenders named therein (filed as part of the Company’s Current Report on Form 8-K dated March 19, 2021)

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

Date: April 27, 2021