Form 10-Q
period 2021-06-30
HIGHWOODS PROPERTIES, INC.; HIGHWOODS REALTY LTD PARTNERSHIP
filed 2021-07-27
CIK 921082, 941713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 2021
or

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

The Company had 104,209,513 shares of Common Stock outstanding as of July 20, 2021.

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

Certain information contained herein is presented as of July 20, 2021, the latest practicable date for financial information prior to the filing of this Quarterly Report.

This report combines the Quarterly Reports on Form 10-Q for the period ended June 30, 2021 of the Company and the Operating Partnership. We believe combining the quarterly reports into this single report results in the following benefits:

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

•Consolidated Financial Statements;

•Note 13 to Consolidated Financial Statements - Earnings Per Share and Per Unit;

•Item 4 - Controls and Procedures; and

•Item 6 - Certifications of CEO and CFO Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2021

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HIGHWOODS PROPERTIES, INC.
Consolidated Balance Sheets
(Unaudited and in thousands, except share and per share data)

	June 30, 2021	December 31, 2020
Assets:
Real estate assets, at cost:
Land	$489,894	$466,872
Buildings and tenant improvements	5,139,518	4,981,637
Development in-process	250,338	259,681
Land held for development	147,386	131,474
	6,027,136	5,839,664
Less-accumulated depreciation	(1,478,227)	(1,418,379)
Net real estate assets	4,548,909	4,421,285
Real estate and other assets, net, held for sale	—	11,360
Cash and cash equivalents	6,535	109,322
Restricted cash	51,898	79,922
Accounts receivable	15,927	27,488
Mortgages and notes receivable	1,264	1,341
Accrued straight-line rents receivable	267,603	259,381
Investments in and advances to unconsolidated affiliates	714	27,104
Deferred leasing costs, net of accumulated amortization of $140,257 and $151,698, respectively	216,318	209,329
Prepaid expenses and other assets, net of accumulated depreciation of $19,717 and $21,154, respectively	127,853	62,885
Total Assets	$5,237,021	$5,209,417
Liabilities, Noncontrolling Interests in the Operating Partnership and Equity:
Mortgages and notes payable, net	$2,475,902	$2,470,021
Accounts payable, accrued expenses and other liabilities	265,296	268,727
Total Liabilities	2,741,198	2,738,748
Commitments and contingencies
Noncontrolling interests in the Operating Partnership	128,180	112,499
Equity:
Preferred Stock, $.01 par value, 50,000,000 authorized shares;
8.625% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 28,821 and 28,826 shares issued and outstanding, respectively	28,821	28,826
Common Stock, $.01 par value, 200,000,000 authorized shares;
104,209,513 and 103,921,546 shares issued and outstanding, respectively	1,042	1,039
Additional paid-in capital	2,989,405	2,993,946
Distributions in excess of net income available for common stockholders	(672,239)	(686,225)
Accumulated other comprehensive loss	(1,225)	(1,462)
Total Stockholders’ Equity	2,345,804	2,336,124
Noncontrolling interests in consolidated affiliates	21,839	22,046
Total Equity	2,367,643	2,358,170
Total Liabilities, Noncontrolling Interests in the Operating Partnership and Equity	$5,237,021	$5,209,417

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Income
(Unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Rental and other revenues	$185,502	$183,153	$369,307	$375,953
Operating expenses:
Rental property and other expenses	56,226	55,119	112,415	117,321
Depreciation and amortization	61,949	59,461	122,876	120,611
Impairments of real estate assets	—	1,778	—	1,778
General and administrative	10,107	10,084	20,059	21,014
Total operating expenses	128,282	126,442	255,350	260,724
Interest expense	19,001	19,840	38,769	41,117
Other income	332	588	644	657
Gains on disposition of property	22,862	318	41,799	153,385
Equity in earnings of unconsolidated affiliates	431	1,179	1,068	2,142
Net income	61,844	38,956	118,699	230,296
Net (income) attributable to noncontrolling interests in the Operating Partnership	(1,624)	(1,017)	(3,117)	(5,977)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(294)	(289)	(575)	(574)
Dividends on Preferred Stock	(621)	(622)	(1,243)	(1,244)
Net income available for common stockholders	$59,305	$37,028	$113,764	$222,501
Earnings per Common Share – basic:
Net income available for common stockholders	$0.57	$0.36	$1.09	$2.14
Weighted average Common Shares outstanding – basic	104,106	103,886	104,035	103,849
Earnings per Common Share – diluted:
Net income available for common stockholders	$0.57	$0.36	$1.09	$2.14
Weighted average Common Shares outstanding – diluted	106,964	106,730	106,887	106,681

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Comprehensive income:
Net income	$61,844	$38,956	$118,699	$230,296
Other comprehensive income/(loss):
Unrealized losses on cash flow hedges	(11)	(103)	(11)	(1,236)
Amortization of cash flow hedges	126	75	248	3
Total other comprehensive income/(loss)	115	(28)	237	(1,233)
Total comprehensive income	61,959	38,928	118,936	229,063
Less-comprehensive (income) attributable to noncontrolling interests	(1,918)	(1,306)	(3,692)	(6,551)
Comprehensive income attributable to common stockholders	$60,041	$37,622	$115,244	$222,512

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Equity
(Unaudited and in thousands, except share amounts)

	Three Months Ended June 30, 2021
	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at March 31, 2021	104,055,152	$1,041	$28,826	$2,986,462	$(1,340)	$21,545	$(681,613)	$2,354,921
Issuances of Common Stock, net of issuance costs and tax withholdings	158,188	1	—	7,094	—	—	—	7,095
Conversions of Common Units to Common Stock	1,000	—	—	44	—	—	—	44
Dividends on Common Stock ($0.48 per share)		—	—	—	—	—	(49,931)	(49,931)
Dividends on Preferred Stock ($21.5625 per share)		—	—	—	—	—	(621)	(621)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	(6,068)	—	—	—	(6,068)
Issuances of restricted stock	1,484	—	—	—	—	—	—	—
Redemptions/repurchases of Preferred Stock		—	(5)	—	—	—	—	(5)
Share-based compensation expense, net of forfeitures	(6,311)	—	—	1,873	—	—	—	1,873
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(1,624)	(1,624)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	294	(294)	—
Comprehensive income:
Net income		—	—	—	—	—	61,844	61,844
Other comprehensive income		—	—	—	115	—	—	115
Total comprehensive income								61,959
Balance at June 30, 2021	104,209,513	$1,042	$28,821	$2,989,405	$(1,225)	$21,839	$(672,239)	$2,367,643

	Six Months Ended June 30, 2021
	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2020	103,921,546	$1,039	$28,826	$2,993,946	$(1,462)	$22,046	$(686,225)	$2,358,170
Issuances of Common Stock, net of issuance costs and tax withholdings	109,130	1	—	5,896	—	—	—	5,897
Conversions of Common Units to Common Stock	1,000	—	—	44	—	—	—	44
Dividends on Common Stock ($0.96 per share)		—	—	—	—	—	(99,778)	(99,778)
Dividends on Preferred Stock ($43.125 per share)		—	—	—	—	—	(1,243)	(1,243)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	(15,334)	—	—	—	(15,334)
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(782)	—	(782)
Issuances of restricted stock	184,584	—	—	—	—	—	—	—
Redemptions/repurchases of Preferred Stock		—	(5)	—	—	—	—	(5)
Share-based compensation expense, net of forfeitures	(6,747)	2	—	4,853	—	—	—	4,855
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(3,117)	(3,117)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	575	(575)	—
Comprehensive income:
Net income		—	—	—	—	—	118,699	118,699
Other comprehensive income		—	—	—	237	—	—	237
Total comprehensive income								118,936
Balance at June 30, 2021	104,209,513	$1,042	$28,821	$2,989,405	$(1,225)	$21,839	$(672,239)	$2,367,643

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

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Six Months Ended June 30,
	2021	2020
Operating activities:
Net income	$118,699	$230,296
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	122,876	120,611
Amortization of lease incentives and acquisition-related intangible assets and liabilities	(1,439)	(1,278)
Share-based compensation expense	4,855	3,738
Net credit losses/(reversals) on operating lease receivables	(489)	2,333
Accrued interest on mortgages and notes receivable	(54)	(61)
Amortization of debt issuance costs	1,661	1,533
Amortization of cash flow hedges	248	3
Amortization of mortgages and notes payable fair value adjustments	776	852
Impairments of real estate assets	—	1,778
Losses on debt extinguishment	134	—
Net gains on disposition of property	(41,799)	(153,385)
Equity in earnings of unconsolidated affiliates	(1,068)	(2,142)
Distributions of earnings from unconsolidated affiliates	1,402	407
Changes in operating assets and liabilities:
Accounts receivable	6,694	(1,031)
Prepaid expenses and other assets	(5,642)	(8,320)
Accrued straight-line rents receivable	(7,638)	(21,522)
Accounts payable, accrued expenses and other liabilities	(1,801)	6,403
Net cash provided by operating activities	197,415	180,215
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	(120)	(2,363)
Investments in development in-process	(54,365)	(83,071)
Investments in tenant improvements and deferred leasing costs	(44,827)	(85,544)
Investments in building improvements	(24,109)	(30,312)
Investment in acquired controlling interest in unconsolidated affiliate	(127,339)	—
Net proceeds from disposition of real estate assets	71,501	334,366
Distributions of capital from unconsolidated affiliates	—	72
Investments in mortgages and notes receivable	(23)	(32)
Repayments of mortgages and notes receivable	154	154
Payments of earnest money deposits	(55,000)	—
Changes in other investing activities	5,711	(3,541)
Net cash provided by/(used in) investing activities	(228,417)	129,729
Financing activities:
Dividends on Common Stock	(99,778)	(99,596)
Redemptions/repurchases of Preferred Stock	(5)	(16)
Dividends on Preferred Stock	(1,243)	(1,244)
Distributions to noncontrolling interests in the Operating Partnership	(2,726)	(2,728)
Distributions to noncontrolling interests in consolidated affiliates	(782)	(829)
Proceeds from the issuance of Common Stock	7,763	2,753
Costs paid for the issuance of Common Stock	(185)	(228)
Repurchase of shares related to tax withholdings	(1,681)	(1,124)
Borrowings on revolving credit facility	230,000	129,000
Repayments of revolving credit facility	(75,000)	(336,000)
Repayments of mortgages and notes payable	(151,006)	(967)
Changes in debt issuance costs and other financing activities	(5,166)	—
Net cash used in financing activities	(99,809)	(310,979)
Net decrease in cash and cash equivalents and restricted cash	$(130,811)	$(1,035)

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows – Continued
(Unaudited and in thousands)

	Six Months Ended June 30,
	2021	2020
Net decrease in cash and cash equivalents and restricted cash	$(130,811)	$(1,035)
Cash and cash equivalents and restricted cash at beginning of the period	189,244	14,742
Cash and cash equivalents and restricted cash at end of the period	$58,433	$13,707

Reconciliation of cash and cash equivalents and restricted cash:

	Six Months Ended June 30,
	2021	2020
Cash and cash equivalents at end of the period	$6,535	$4,752
Restricted cash at end of the period	51,898	8,955
Cash and cash equivalents and restricted cash at end of the period	$58,433	$13,707

Supplemental disclosure of cash flow information:

	Six Months Ended June 30,
	2021	2020
Cash paid for interest, net of amounts capitalized	$36,071	$38,424

Supplemental disclosure of non-cash investing and financing activities:

	Six Months Ended June 30,
	2021	2020
Unrealized losses on cash flow hedges	$(11)	$(1,236)
Conversions of Common Units to Common Stock	44	—
Changes in accrued capital expenditures (1)	(23,599)	(18,819)
Write-off of fully depreciated real estate assets	36,798	22,630
Write-off of fully amortized leasing costs	28,575	10,564
Write-off of fully amortized debt issuance costs	4,158	—
Adjustment of noncontrolling interests in the Operating Partnership to fair value	15,334	(36,525)
Issuances of Common Units to acquire real estate assets	—	6,163
Contingent consideration in connection with the acquisition of land	—	1,500
Future consideration in connection with the acquisition of land	16,000	—
__________

(1)Accrued capital expenditures included in accounts payable, accrued expenses and other liabilities at June 30, 2021 and 2020 were $42.3 million and $49.1 million, respectively.

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Balance Sheets
(Unaudited and in thousands, except unit and per unit data)

	June 30, 2021	December 31, 2020
Assets:
Real estate assets, at cost:
Land	$489,894	$466,872
Buildings and tenant improvements	5,139,518	4,981,637
Development in-process	250,338	259,681
Land held for development	147,386	131,474
	6,027,136	5,839,664
Less-accumulated depreciation	(1,478,227)	(1,418,379)
Net real estate assets	4,548,909	4,421,285
Real estate and other assets, net, held for sale	—	11,360
Cash and cash equivalents	6,535	109,322
Restricted cash	51,898	79,922
Accounts receivable	15,927	27,488
Mortgages and notes receivable	1,264	1,341
Accrued straight-line rents receivable	267,603	259,381
Investments in and advances to unconsolidated affiliates	714	27,104
Deferred leasing costs, net of accumulated amortization of $140,257 and $151,698, respectively	216,318	209,329
Prepaid expenses and other assets, net of accumulated depreciation of $19,717 and $21,154, respectively	127,853	62,885
Total Assets	$5,237,021	$5,209,417
Liabilities, Redeemable Operating Partnership Units and Capital:
Mortgages and notes payable, net	$2,475,902	$2,470,021
Accounts payable, accrued expenses and other liabilities	265,296	268,727
Total Liabilities	2,741,198	2,738,748
Commitments and contingencies
Redeemable Operating Partnership Units:
Common Units, 2,837,725 and 2,838,725 outstanding, respectively	128,180	112,499
Series A Preferred Units (liquidation preference $1,000 per unit), 28,821 and 28,826 units issued and outstanding, respectively	28,821	28,826
Total Redeemable Operating Partnership Units	157,001	141,325
Capital:
Common Units:
General partner Common Units, 1,066,384 and 1,063,515 outstanding, respectively	23,182	23,087
Limited partner Common Units, 102,734,320 and 102,449,222 outstanding, respectively	2,295,026	2,285,673
Accumulated other comprehensive loss	(1,225)	(1,462)
Noncontrolling interests in consolidated affiliates	21,839	22,046
Total Capital	2,338,822	2,329,344
Total Liabilities, Redeemable Operating Partnership Units and Capital	$5,237,021	$5,209,417

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Income
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Rental and other revenues	$185,502	$183,153	$369,307	$375,953
Operating expenses:
Rental property and other expenses	56,226	55,119	112,415	117,321
Depreciation and amortization	61,949	59,461	122,876	120,611
Impairments of real estate assets	—	1,778	—	1,778
General and administrative	10,107	10,084	20,059	21,014
Total operating expenses	128,282	126,442	255,350	260,724
Interest expense	19,001	19,840	38,769	41,117
Other income	332	588	644	657
Gains on disposition of property	22,862	318	41,799	153,385
Equity in earnings of unconsolidated affiliates	431	1,179	1,068	2,142
Net income	61,844	38,956	118,699	230,296
Net (income) attributable to noncontrolling interests in consolidated affiliates	(294)	(289)	(575)	(574)
Distributions on Preferred Units	(621)	(622)	(1,243)	(1,244)
Net income available for common unitholders	$60,929	$38,045	$116,881	$228,478
Earnings per Common Unit – basic:
Net income available for common unitholders	$0.57	$0.36	$1.10	$2.15
Weighted average Common Units outstanding – basic	106,535	106,319	106,464	106,259
Earnings per Common Unit – diluted:
Net income available for common unitholders	$0.57	$0.36	$1.10	$2.15
Weighted average Common Units outstanding – diluted	106,555	106,321	106,478	106,272

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Comprehensive income:
Net income	$61,844	$38,956	$118,699	$230,296
Other comprehensive income/(loss):
Unrealized losses on cash flow hedges	(11)	(103)	(11)	(1,236)
Amortization of cash flow hedges	126	75	248	3
Total other comprehensive income/(loss)	115	(28)	237	(1,233)
Total comprehensive income	61,959	38,928	118,936	229,063
Less-comprehensive (income) attributable to noncontrolling interests	(294)	(289)	(575)	(574)
Comprehensive income attributable to common unitholders	$61,665	$38,639	$118,361	$228,489

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Capital
(Unaudited and in thousands)

	Three Months Ended June 30, 2021
	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance at March 31, 2021	$23,059	$2,282,831	$(1,340)	$21,545	$2,326,095
Issuances of Common Units, net of issuance costs and tax withholdings	71	7,024	—	—	7,095
Distributions on Common Units ($0.48 per unit)	(511)	(50,587)	—	—	(51,098)
Distributions on Preferred Units ($21.5625 per unit)	(6)	(615)	—	—	(621)
Share-based compensation expense, net of forfeitures	19	1,854	—	—	1,873
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	(65)	(6,416)	—	—	(6,481)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(3)	(291)	—	294	—
Comprehensive income:
Net income	618	61,226	—	—	61,844
Other comprehensive income	—	—	115	—	115
Total comprehensive income					61,959
Balance at June 30, 2021	$23,182	$2,295,026	$(1,225)	$21,839	$2,338,822

	Six Months Ended June 30, 2021
	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2020	$23,087	$2,285,673	$(1,462)	$22,046	$2,329,344
Issuances of Common Units, net of issuance costs and tax withholdings	59	5,838	—	—	5,897
Distributions on Common Units ($0.96 per unit)	(1,021)	(101,091)	—	—	(102,112)
Distributions on Preferred Units ($43.125 per unit)	(12)	(1,231)	—	—	(1,243)
Share-based compensation expense, net of forfeitures	49	4,806	—	—	4,855
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(782)	(782)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	(161)	(15,912)	—	—	(16,073)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(6)	(569)		575	—
Comprehensive income:
Net income	1,187	117,512	—	—	118,699
Other comprehensive income	—	—	237	—	237
Total comprehensive income					118,936
Balance at June 30, 2021	$23,182	$2,295,026	$(1,225)	$21,839	$2,338,822

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

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Six Months Ended June 30,
	2021	2020
Operating activities:
Net income	$118,699	$230,296
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	122,876	120,611
Amortization of lease incentives and acquisition-related intangible assets and liabilities	(1,439)	(1,278)
Share-based compensation expense	4,855	3,738
Net credit losses/(reversals) on operating lease receivables	(489)	2,333
Accrued interest on mortgages and notes receivable	(54)	(61)
Amortization of debt issuance costs	1,661	1,533
Amortization of cash flow hedges	248	3
Amortization of mortgages and notes payable fair value adjustments	776	852
Impairments of real estate assets	—	1,778
Losses on debt extinguishment	134	—
Net gains on disposition of property	(41,799)	(153,385)
Equity in earnings of unconsolidated affiliates	(1,068)	(2,142)
Distributions of earnings from unconsolidated affiliates	1,402	407
Changes in operating assets and liabilities:
Accounts receivable	6,694	(1,031)
Prepaid expenses and other assets	(5,642)	(8,320)
Accrued straight-line rents receivable	(7,638)	(21,522)
Accounts payable, accrued expenses and other liabilities	(1,801)	6,403
Net cash provided by operating activities	197,415	180,215
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	(120)	(2,363)
Investments in development in-process	(54,365)	(83,071)
Investments in tenant improvements and deferred leasing costs	(44,827)	(85,544)
Investments in building improvements	(24,109)	(30,312)
Investment in acquired controlling interest in unconsolidated affiliate	(127,339)	—
Net proceeds from disposition of real estate assets	71,501	334,366
Distributions of capital from unconsolidated affiliates	—	72
Investments in mortgages and notes receivable	(23)	(32)
Repayments of mortgages and notes receivable	154	154
Payments of earnest money deposits	(55,000)	—
Changes in other investing activities	5,711	(3,541)
Net cash provided by/(used in) investing activities	(228,417)	129,729
Financing activities:
Distributions on Common Units	(102,112)	(101,931)
Redemptions/repurchases of Preferred Units	(5)	(16)
Distributions on Preferred Units	(1,243)	(1,244)
Distributions to noncontrolling interests in consolidated affiliates	(782)	(829)
Proceeds from the issuance of Common Units	7,763	2,753
Costs paid for the issuance of Common Units	(185)	(228)
Repurchase of units related to tax withholdings	(1,681)	(1,124)
Borrowings on revolving credit facility	230,000	129,000
Repayments of revolving credit facility	(75,000)	(336,000)
Repayments of mortgages and notes payable	(151,006)	(967)
Changes in debt issuance costs and other financing activities	(5,558)	(393)
Net cash used in financing activities	(99,809)	(310,979)
Net decrease in cash and cash equivalents and restricted cash	$(130,811)	$(1,035)

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows - Continued
(Unaudited and in thousands)

	Six Months Ended June 30,
	2021	2020
Net decrease in cash and cash equivalents and restricted cash	$(130,811)	$(1,035)
Cash and cash equivalents and restricted cash at beginning of the period	189,244	14,742
Cash and cash equivalents and restricted cash at end of the period	$58,433	$13,707

Reconciliation of cash and cash equivalents and restricted cash:

	Six Months Ended June 30,
	2021	2020
Cash and cash equivalents at end of the period	$6,535	$4,752
Restricted cash at end of the period	51,898	8,955
Cash and cash equivalents and restricted cash at end of the period	$58,433	$13,707

Supplemental disclosure of cash flow information:

	Six Months Ended June 30,
	2021	2020
Cash paid for interest, net of amounts capitalized	$36,071	$38,424

Supplemental disclosure of non-cash investing and financing activities:

	Six Months Ended June 30,
	2021	2020
Unrealized losses on cash flow hedges	$(11)	$(1,236)
Changes in accrued capital expenditures (1)	(23,599)	(18,819)
Write-off of fully depreciated real estate assets	36,798	22,630
Write-off of fully amortized leasing costs	28,575	10,564
Write-off of fully amortized debt issuance costs	4,158	—
Adjustment of Redeemable Common Units to fair value	15,681	(33,276)
Issuances of Common Units to acquire real estate assets	—	6,163
Contingent consideration in connection with the acquisition of land	—	1,500
Future consideration in connection with the acquisition of land	16,000	—
__________

(1)Accrued capital expenditures included in accounts payable, accrued expenses and other liabilities at June 30, 2021 and 2020 were $42.3 million and $49.1 million, respectively.

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(tabular dollar amounts in thousands, except per share and per unit data)
(Unaudited)

1.    Description of Business and Significant Accounting Policies

Description of Business

Highwoods Properties, Inc. (the “Company”) is a fully integrated real estate investment trust (“REIT”) that provides leasing, management, development, construction and other customer-related services for its properties and for third parties. The Company conducts its activities through Highwoods Realty Limited Partnership (the “Operating Partnership”). At June 30, 2021, we owned or had an interest in 27.3 million rentable square feet of in-service properties, 0.8 million rentable square feet of office properties under development and approximately 250 acres of development land.

Capital Structure

The Company is the sole general partner of the Operating Partnership. At June 30, 2021, the Company owned all of the Preferred Units and 103.8 million, or 97.3%, of the Common Units in the Operating Partnership. Limited partners owned the remaining 2.8 million Common Units. During the six months ended June 30, 2021, the Company redeemed 1,000 Common Units for a like number of shares of Common Stock.

During 2020, we entered into separate equity distribution agreements in which the Company may offer and sell up to $300.0 million in aggregate gross sales price of shares of Common Stock. During the six months ended June 30, 2021, the Company issued 149,100 shares of Common Stock under its equity distribution agreements at an average gross sales price of $46.11 per share and received net proceeds, after sales commissions, of $6.8 million.

Basis of Presentation

Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The Company’s Consolidated Financial Statements include the Operating Partnership, wholly owned subsidiaries and those entities in which the Company has the controlling interest. The Operating Partnership’s Consolidated Financial Statements include wholly owned subsidiaries and those entities in which the Operating Partnership has the controlling interest. We consolidate joint venture investments, such as interests in partnerships and limited liability companies, when we control the major operating and financial policies of the investment through majority ownership, in our capacity as a general partner or managing member or through some other contractual right. We also consolidate those entities deemed to be variable interest entities in which we are determined to be the primary beneficiary. At June 30, 2021, we have involvement with, and are the primary beneficiary in, an entity that we concluded to be a variable interest entity (see Note 3). All intercompany transactions and accounts have been eliminated.

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

Insurance

We are primarily self-insured for health care claims for participating employees. We have stop-loss coverage to limit our exposure to significant claims on a per claim and annual aggregate basis. We determine our liabilities for claims, including incurred but not reported losses, based on all relevant information, including actuarial estimates of claim liabilities. At June 30, 2021, a reserve of $0.4 million was recorded to cover estimated reported and unreported claims.

Planned Investment Activities

During the second quarter of 2021, we agreed to acquire a portfolio of office assets from Preferred Apartment Communities, Inc. (NYSE:APTS) (“PAC”). The core portfolio to be acquired consists of the following four Class A office assets in Charlotte and Raleigh, which encompass 1,630,000 square feet in total, and one mixed-use redevelopment site in Atlanta: 150 Fayetteville, Raleigh (CBD); CAPTRUST Tower, Raleigh (North Hills); Capitol Towers, Charlotte (SouthPark); Morrocroft Centre, Charlotte (SouthPark); and Galleria 75, Atlanta (Cumberland/Galleria). We have also agreed to acquire two non-core assets: a mezzanine loan related to a recently constructed office building in Atlanta; and Armour Yards, a multi-building creative office project in Atlanta. Our total investment, including the estimated value of the non-core assets, is expected to be $769 million, which includes $28 million of near-term building improvements and $5 million of transaction costs. The transaction is expected to include, among other things, the assumption of four secured loans collateralized by the core office buildings estimated to be recorded at fair value of $403 million in the aggregate, with a weighted average effective interest rate of 3.7% and a weighted average maturity of 10.8 years. The value of the non-core assets represents less than 12% of the anticipated total investment. The acquisition, which is subject to customary closing conditions, is scheduled to close within 30 days of the filing of this Quarterly Report. As of July 20, 2021, we have posted $60.0 million of earnest money deposits (of which $55.0 million were recorded in prepaid expenses and other assets at June 30, 2021) that are non-refundable except in limited circumstances. As part of the transaction, PAC will separately market Armour Yards for sale to a third party. If PAC chooses not to sell Armour Yards to a third party, we will close on the acquisition of the creative office project no later than the first quarter of 2022.

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

Due to the business disruptions and challenges severely affecting the global economy caused by the COVID-19 pandemic, lessors may provide rent deferrals and other lease concessions to lessees. In April 2020, the FASB staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. Under existing lease guidance, we would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows us, if certain criteria have been met, to bypass the lease by lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. We have elected the practical expedient and will not apply lease modification accounting on a lease by lease basis where applicable. As a result, $1.6 million of deferred rent is included in accounts receivable on our Consolidated Balance Sheets at June 30, 2021.

2.    Leases

We generally lease our office properties to lessees in exchange for fixed monthly payments that cover rent, property taxes, insurance and certain cost recoveries, primarily common area maintenance. Office properties owned by us that are under lease are primarily located in Atlanta, Charlotte, Nashville, Orlando, Pittsburgh, Raleigh, Richmond and Tampa and are leased to a wide variety of lessees across many industries. Our leases are operating leases and mostly range from three to 10 years. We recognized rental and other revenues related to operating lease payments of $182.4 million and $181.1 million during the three months ended June 30, 2021 and 2020, respectively, and $362.4 million and $370.7 million during the six months ended June 30, 2021 and 2020, respectively. Included in these amounts are variable lease payments of $14.5 million and $13.4 million during the three months ended June 30, 2021 and 2020, respectively, and $29.0 million and $29.8 million during the six months ended June 30, 2021 and 2020, respectively.

3.    Consolidated Variable Interest Entity

In 2019, we and The Bromley Companies formed a joint venture (the “Midtown One joint venture”) to construct Midtown West, a 150,000 square foot, multi-customer office building located in the mixed-use Midtown Tampa project in Tampa’s Westshore submarket. Midtown West has an anticipated total investment of $71.3 million. Construction of Midtown West began in the third quarter of 2019 with a completion date in the second quarter of 2021. At closing, we agreed to contribute cash of $20.0 million, which has been fully funded, in exchange for an 80.0% interest in the Midtown One joint venture and The Bromley Companies contributed land valued at $5.0 million in exchange for the remaining 20.0% interest. We also committed to provide a $46.3 million interest-only secured construction loan to the Midtown One joint venture that is scheduled to mature on the second anniversary of completion. The loan bears interest at LIBOR plus 250 basis points. As of June 30, 2021, $23.7 million under the loan has been funded.

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

June 30, 2021
Net real estate assets	$51,533
Cash and cash equivalents	$101
Deferred leasing costs	$260
Prepaid expenses and other assets, net of accumulated depreciation	$126
Accounts payable, accrued expenses and other liabilities	$1,798

The assets of the Midtown One joint venture can be used only to settle obligations of the joint venture and its creditors have no recourse to our wholly owned assets.

4.    Real Estate Assets

Acquisitions

During the second quarter of 2021, we acquired development land in Nashville for a purchase price, including capitalized acquisition costs, of $16.1 million, which is expected to be paid within two years.

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

Dispositions

During the second quarter of 2021, we sold a building in Tampa for a sale price of $43.0 million (before closing credits to buyer of $0.9 million) and recorded a gain on disposition of property of $22.9 million.

During the first quarter of 2021, we sold a building in Atlanta for a sale price of $30.7 million and recorded a gain on disposition of property of $18.9 million.

5.    Intangible Assets and Below Market Lease Liabilities

The following table sets forth total intangible assets and acquisition-related below market lease liabilities, net of accumulated amortization:

	June 30, 2021	December 31, 2020
Assets:
Deferred leasing costs (including lease incentives and above market lease and in-place lease acquisition-related intangible assets)	$356,575	$361,027
Less accumulated amortization	(140,257)	(151,698)
	$216,318	$209,329
Liabilities (in accounts payable, accrued expenses and other liabilities):
Acquisition-related below market lease liabilities	$55,581	$63,748
Less accumulated amortization	(31,159)	(37,838)
	$24,422	$25,910

The following table sets forth amortization of intangible assets and below market lease liabilities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Amortization of deferred leasing costs and acquisition-related intangible assets (in depreciation and amortization)	$8,626	$8,566	$17,197	$17,364
Amortization of lease incentives (in rental and other revenues)	$445	$429	$893	$919
Amortization of acquisition-related intangible assets (in rental and other revenues)	$241	$321	$518	$609
Amortization of acquisition-related intangible assets (in rental property and other expenses)	$—	$138	$—	$277
Amortization of acquisition-related below market lease liabilities (in rental and other revenues)	$(1,421)	$(1,517)	$(2,850)	$(3,083)

The following table sets forth scheduled future amortization of intangible assets and below market lease liabilities:

	Amortization of Deferred Leasing Costs and Acquisition-Related Intangible Assets (in Depreciation and Amortization)	Amortization of Lease Incentives (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental and Other Revenues)	Amortization of Acquisition-Related Below Market Lease Liabilities (in Rental and Other Revenues)
July 1 through December 31, 2021	$18,331	$791	$484	$(2,336)
2022	33,657	1,493	910	(4,214)
2023	29,975	1,421	754	(3,838)
2024	26,604	1,273	664	(3,171)
2025	21,634	1,195	546	(1,813)
Thereafter	69,158	4,975	2,453	(9,050)
	$199,359	$11,148	$5,811	$(24,422)
Weighted average remaining amortization periods as of June 30, 2021 (in years)	8.0	9.2	8.8	8.4

The following table sets forth the intangible assets acquired and below market lease liabilities assumed as a result of 2021 acquisition activity:

	Acquisition-Related Intangible Assets (amortized in Rental and Other Revenues)	Acquisition-Related Intangible Assets (amortized in Depreciation and Amortization)	Acquisition-Related Below Market Lease Liabilities (amortized in Rental and Other Revenues)
Amount recorded at acquisition	$2,036	$13,168	$(1,361)
Weighted average remaining amortization periods as of June 30, 2021 (in years)	7.2	5.8	5.7

6.    Mortgages and Notes Payable

The following table sets forth our mortgages and notes payable:

	June 30, 2021	December 31, 2020
Secured indebtedness	$92,345	$93,350
Unsecured indebtedness	2,396,466	2,390,652
Less-unamortized debt issuance costs	(12,909)	(13,981)
Total mortgages and notes payable, net	$2,475,902	$2,470,021

At June 30, 2021, our secured mortgage loan was collateralized by real estate assets with an undepreciated book value of $147.9 million.

During the first quarter of 2021, we entered into a new $750.0 million unsecured revolving credit facility, which replaced our previously existing $600.0 million revolving credit facility and includes an accordion feature that allows for an additional $550.0 million of borrowing capacity subject to additional lender commitments. Our new revolving credit facility is scheduled to mature in March 2025. Assuming no defaults have occurred, we have an option to extend the maturity for two additional six-month periods. The current interest rate on the new facility at our existing credit ratings is LIBOR plus 90 basis points and the annual facility fee is 20 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody’s Investors Service or Standard & Poor’s Ratings Services. The financial and other covenants under the new facility are substantially similar to our previous credit facility. We incurred $4.8 million of debt issuance costs, which will be amortized along with certain existing unamortized debt issuance costs over the remaining term of our new revolving credit facility. We recorded $0.1 million of loss on debt extinguishment. There was $155.0 million outstanding under our new revolving credit facility at both June 30, 2021 and July 20, 2021. At both June 30, 2021 and July 20, 2021, we had $0.1 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at both June 30, 2021 and July 20, 2021 was $594.9 million.

During the second quarter of 2021, we prepaid without penalty the remaining $150.0 million principal amount of 3.20% unsecured notes that was scheduled to mature in June 2021. We recorded $0.1 million of loss on debt extinguishment related to this prepayment.

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

Amounts reported in accumulated other comprehensive income/(loss) related to derivatives will be reclassified to interest expense as interest payments are made on our debt. During the period from July 1, 2021 through June 30, 2022, we estimate that $0.2 million will be reclassified as a net increase to interest expense.

The following table sets forth the fair value of our derivatives:

	June 30, 2021	December 31, 2020
Derivatives:
Derivatives designated as cash flow hedges in accounts payable, accrued expenses and other liabilities:
Interest rate swaps	$461	$846

The following table sets forth the effect of our cash flow hedges on accumulated other comprehensive loss and interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Derivatives Designated as Cash Flow Hedges:
Amount of unrealized losses recognized in accumulated other comprehensive loss on derivatives:
Interest rate swaps	$(11)	$(103)	$(11)	$(1,236)
Amount of losses reclassified out of accumulated other comprehensive loss into interest expense:
Interest rate swaps	$126	$75	$248	$3

8.    Noncontrolling Interests

Noncontrolling Interests in Consolidated Affiliates

At June 30, 2021, our noncontrolling interests in consolidated affiliates relate to our joint venture partners’ 50.0% interest in office properties in Richmond and 20.0% interest in the Midtown One joint venture. See Note 3. Our joint venture partners are unrelated third parties.

Noncontrolling Interests in the Operating Partnership

The following table sets forth the Company’s noncontrolling interests in the Operating Partnership:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Beginning noncontrolling interests in the Operating Partnership	$121,895	$100,674	$112,499	$133,216
Adjustment of noncontrolling interests in the Operating Partnership to fair value	6,068	5,776	15,334	(36,525)
Issuances of Common Units	—	—	—	6,163
Conversions of Common Units to Common Stock	(44)	—	(44)	—
Net income attributable to noncontrolling interests in the Operating Partnership	1,624	1,017	3,117	5,977
Distributions to noncontrolling interests in the Operating Partnership	(1,363)	(1,364)	(2,726)	(2,728)
Total noncontrolling interests in the Operating Partnership	$128,180	$106,103	$128,180	$106,103

The following table sets forth net income available for common stockholders and transfers from the Company’s noncontrolling interests in the Operating Partnership:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income available for common stockholders	$59,305	$37,028	$113,764	$222,501
Increase in additional paid in capital from conversions of Common Units to Common Stock	44	—	44	—
Issuances of Common Units	—	—	—	(6,163)
Change from net income available for common stockholders and transfers from noncontrolling interests	$59,349	$37,028	$113,808	$216,338

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

The following table sets forth our assets and liabilities and the Company’s noncontrolling interests in the Operating Partnership that are measured or disclosed at fair value within the fair value hierarchy:

		Level 1	Level 2
	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs
Fair Value at June 30, 2021:
Assets:
Mortgages and notes receivable, at fair value (1)	$1,264	$—	$1,264
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	2,829	2,829	—
Total Assets	$4,093	$2,829	$1,264
Noncontrolling Interests in the Operating Partnership	$128,180	$128,180	$—
Liabilities:
Mortgages and notes payable, net, at fair value (1)	$2,619,464	$—	$2,619,464
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	461	—	461
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	2,829	2,829	—
Total Liabilities	$2,622,754	$2,829	$2,619,925

Fair Value at December 31, 2020:
Assets:
Mortgages and notes receivable, at fair value (1)	$1,341	$—	$1,341
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	2,573	2,573	—
Total Assets	$3,914	$2,573	$1,341
Noncontrolling Interests in the Operating Partnership	$112,499	$112,499	$—
Liabilities:
Mortgages and notes payable, net, at fair value (1)	$2,639,163	$—	$2,639,163
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	846	—	846
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	2,573	2,573	—
Total Liabilities	$2,642,582	$2,573	$2,640,009
__________
(1)    Amounts are not recorded at fair value on our Consolidated Balance Sheets at June 30, 2021 and December 31, 2020.

10.    Share-Based Payments

During the six months ended June 30, 2021, the Company granted 103,120 shares of time-based restricted stock and 81,464 shares of total return-based restricted stock with weighted average grant date fair values per share of $39.99 and $36.41, respectively. We recorded share-based compensation expense of $1.9 million and $1.2 million during the three months ended June 30, 2021 and 2020, respectively, and $4.9 million and $3.7 million during the six months ended June 30, 2021 and 2020, respectively. At June 30, 2021, there was $7.2 million of total unrecognized share-based compensation costs, which will be recognized over a weighted average remaining contractual term of 2.0 years.

11.    Accumulated Other Comprehensive Loss

The following table sets forth the components of accumulated other comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cash flow hedges:
Beginning balance	$(1,340)	$(1,676)	$(1,462)	$(471)
Unrealized losses on cash flow hedges	(11)	(103)	(11)	(1,236)
Amortization of cash flow hedges (1)	126	75	248	3
Total accumulated other comprehensive loss	$(1,225)	$(1,704)	$(1,225)	$(1,704)
__________
(1)    Amounts reclassified out of accumulated other comprehensive loss into interest expense.

12.    Real Estate and Other Assets Held For Sale

The following table sets forth the assets held for sale at June 30, 2021 and December 31, 2020, which are considered non-core:

	June 30, 2021	December 31, 2020
Assets:
Land	$—	$2,612
Buildings and tenant improvements	—	12,238
Less-accumulated depreciation	—	(3,577)
Net real estate assets	—	11,273
Deferred leasing costs, net	—	87
Real estate and other assets, net, held for sale	$—	$11,360

13.    Earnings Per Share and Per Unit

The following table sets forth the computation of basic and diluted earnings per share of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Earnings per Common Share - basic:
Numerator:
Net income	$61,844	$38,956	$118,699	$230,296
Net (income) attributable to noncontrolling interests in the Operating Partnership	(1,624)	(1,017)	(3,117)	(5,977)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(294)	(289)	(575)	(574)
Dividends on Preferred Stock	(621)	(622)	(1,243)	(1,244)
Net income available for common stockholders	$59,305	$37,028	$113,764	$222,501
Denominator:
Denominator for basic earnings per Common Share – weighted average shares (1)	104,106	103,886	104,035	103,849
Net income available for common stockholders	$0.57	$0.36	$1.09	$2.14
Earnings per Common Share - diluted:
Numerator:
Net income	$61,844	$38,956	$118,699	$230,296
Net (income) attributable to noncontrolling interests in consolidated affiliates	(294)	(289)	(575)	(574)
Dividends on Preferred Stock	(621)	(622)	(1,243)	(1,244)
Net income available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	$60,929	$38,045	$116,881	$228,478
Denominator:
Denominator for basic earnings per Common Share – weighted average shares (1)	104,106	103,886	104,035	103,849
Add:
Stock options using the treasury method	20	2	14	13
Noncontrolling interests Common Units	2,838	2,842	2,838	2,819
Denominator for diluted earnings per Common Share – adjusted weighted average shares and assumed conversions	106,964	106,730	106,887	106,681
Net income available for common stockholders	$0.57	$0.36	$1.09	$2.14
__________
(1)Includes all unvested restricted stock where dividends on such restricted stock are non-forfeitable.

The following table sets forth the computation of basic and diluted earnings per unit of the Operating Partnership:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Earnings per Common Unit - basic:
Numerator:
Net income	$61,844	$38,956	$118,699	$230,296
Net (income) attributable to noncontrolling interests in consolidated affiliates	(294)	(289)	(575)	(574)
Distributions on Preferred Units	(621)	(622)	(1,243)	(1,244)
Net income available for common unitholders	$60,929	$38,045	$116,881	$228,478
Denominator:
Denominator for basic earnings per Common Unit – weighted average units (1)	106,535	106,319	106,464	106,259
Net income available for common unitholders	$0.57	$0.36	$1.10	$2.15
Earnings per Common Unit - diluted:
Numerator:
Net income	$61,844	$38,956	$118,699	$230,296
Net (income) attributable to noncontrolling interests in consolidated affiliates	(294)	(289)	(575)	(574)
Distributions on Preferred Units	(621)	(622)	(1,243)	(1,244)
Net income available for common unitholders	$60,929	$38,045	$116,881	$228,478
Denominator:
Denominator for basic earnings per Common Unit – weighted average units (1)	106,535	106,319	106,464	106,259
Add:
Stock options using the treasury method	20	2	14	13
Denominator for diluted earnings per Common Unit – adjusted weighted average units and assumed conversions	106,555	106,321	106,478	106,272
Net income available for common unitholders	$0.57	$0.36	$1.10	$2.15
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Rental and Other Revenues:
Office:
Atlanta	$35,738	$36,537	$71,713	$74,496
Charlotte	8,917	9,010	18,051	17,943
Nashville	35,578	34,622	70,737	69,119
Orlando	12,730	12,304	25,289	25,326
Pittsburgh	13,949	14,676	28,567	29,624
Raleigh	37,655	31,202	74,697	63,755
Richmond	11,751	11,834	23,213	24,094
Tampa	25,886	25,358	50,310	50,602
Total Office Segment	182,204	175,543	362,577	354,959
Other	3,298	7,610	6,730	20,994
Total Rental and Other Revenues	$185,502	$183,153	$369,307	$375,953

Net Operating Income:
Office:
Atlanta	$23,622	$23,901	$47,622	$49,084
Charlotte	7,035	7,123	14,287	14,325
Nashville	25,824	25,132	50,817	49,885
Orlando	7,782	7,750	15,494	15,755
Pittsburgh	8,411	9,350	17,300	18,020
Raleigh	28,444	23,997	56,580	47,633
Richmond	8,234	8,508	16,287	17,199
Tampa	17,857	17,663	34,497	34,196
Total Office Segment	127,209	123,424	252,884	246,097
Other	2,067	4,610	4,008	12,535
Total Net Operating Income	129,276	128,034	256,892	258,632
Reconciliation to net income:
Depreciation and amortization	(61,949)	(59,461)	(122,876)	(120,611)
Impairments of real estate assets	—	(1,778)	—	(1,778)
General and administrative expenses	(10,107)	(10,084)	(20,059)	(21,014)
Interest expense	(19,001)	(19,840)	(38,769)	(41,117)
Other income	332	588	644	657
Gains on disposition of property	22,862	318	41,799	153,385
Equity in earnings of unconsolidated affiliates	431	1,179	1,068	2,142
Net income	$61,844	$38,956	$118,699	$230,296

15.    Contingencies

Since early March 2020, efforts to slow the spread of the COVID-19 virus have had a significant impact on the U.S. economy. We continue to follow the policies described in Notes 1 and 2 to our Consolidated Financial Statements contained in our 2020 Annual Report on Form 10-K, including those related to impairments of real estate assets and investments in unconsolidated affiliates, leases and estimates of credit losses on operating lease receivables. While the results of our current analyses did not result in any material adjustments to amounts as of and during the three and six months ended June 30, 2021, circumstances related to the COVID-19 pandemic may result in recording impairments, lease modifications and credit losses in future periods.

16.    Subsequent Events

On July 27, 2021, the Company declared a cash dividend of $0.50 per share of Common Stock, which is payable on September 8, 2021 to stockholders of record as of August 16, 2021.

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

Disclosure Regarding Forward-Looking Statements

Some of the information in this Quarterly Report may contain forward-looking statements. Such statements include, in particular, statements about our plans, strategies and prospects under this section. You can identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions or expectations will be achieved. When considering such forward-looking statements, you should keep in mind important factors that could cause our actual results to differ materially from those contained in any forward-looking statement, including the following:

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

•the extent to which the ongoing COVID-19 pandemic impacts our financial condition, results of operations and cash flows depends on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic and its impact on the U.S. economy and potential changes in customer behavior that could adversely affect the use of and demand for office space;

•the financial condition of our customers could deteriorate or further worsen, which could be further exacerbated by the COVID-19 pandemic;

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

COVID-19

The COVID-19 pandemic has obviously had a significant impact on the U.S. economy since March 2020. It is very difficult to predict when, if and to what extent economic activity will return to pre-COVID-19 levels. The COVID-19 pandemic did have somewhat of an impact on our second quarter of 2021 financial results. Our financial results for the remainder of 2021 and future leasing activity could be adversely affected by the COVID-19 pandemic. Factors that could cause actual results to differ materially from our current expectations are set forth under “Disclosure Regarding Forward-Looking Statements.”

While all buildings and parking facilities have remained open for business, the usage of our assets has continued to remain significantly lower than pre-pandemic levels. As a result, compared to pre-pandemic levels, parking and parking-related revenues have continued to be low, largely offsetting reduced operating expenses, net of expense recoveries. Until usage increases, which will depend on the duration of the COVID-19 pandemic, which is difficult to estimate, we expect that reduced usage will continue to result in reduced parking revenues, which will be partially offset by reduced operating expenses. We expect usage will gradually increase throughout the remainder of 2021 as an increasing number of employers believe the risk of virus spread in the workplace is manageable.

Revenues

Our operating results depend heavily on successfully leasing and operating the office space in our portfolio. Economic growth and office employment levels in our core markets are important factors, among others, in predicting our future operating results.

The key components affecting our rental and other revenues are average occupancy, rental rates, cost recovery income, new developments placed in service, acquisitions and dispositions. Average occupancy generally increases during times of improving economic growth, as our ability to lease space outpaces vacancies that occur upon the expirations of existing leases. Average occupancy generally declines during times of slower or negative economic growth, when new vacancies tend to outpace our ability to lease space. Asset acquisitions, dispositions and new developments placed in service directly impact our rental revenues and could impact our average occupancy, depending upon the occupancy rate of the properties that are acquired, sold or placed in service. A further indicator of the predictability of future revenues is the expected lease expirations of our portfolio. As a result, in addition to seeking to increase our average occupancy by leasing current vacant space, we also concentrate our leasing efforts on renewing existing leases prior to expiration. For more information regarding our lease expirations, see “Properties - Lease Expirations” in our 2020 Annual Report on Form 10-K. Occupancy in our office portfolio decreased from 90.3% at December 31, 2020 to 89.5% at June 30, 2021. We expect average occupancy for our office portfolio to be approximately 89% to 90% for the remainder of 2021. However, average occupancy in the remainder of 2021 will be lower, perhaps significantly lower, if the COVID-19 pandemic causes vacancies and move-outs due to customers that default on their leases, file bankruptcy or otherwise experience significant financial difficulty. Potential changes in customer behavior, such as the continued social acceptance, desirability and perceived economic benefits of work-from-home arrangements, could materially and negatively impact the future demand for office space, resulting in slower overall leasing and negatively impacting our revenues.

Whether or not our rental revenue tracks average occupancy proportionally depends upon whether GAAP rents under signed new and renewal leases are higher or lower than the GAAP rents under expiring leases. Annualized rental revenues from second generation leases expiring during any particular year are typically less than 15% of our total annual rental revenues. The following table sets forth information regarding second generation office leases signed during the second quarter of 2021 (we define second generation office leases as leases with new customers and renewals of existing customers in office space that has been previously occupied under our ownership and leases with respect to vacant space in acquired buildings):

	New	Renewal	All Office
Leased space (in rentable square feet)	323,022	575,538	898,560
Average term (in years - rentable square foot weighted)	6.6	4.9	5.5
Base rents (per rentable square foot) (1)	$31.16	$31.13	$31.14
Rent concessions (per rentable square foot) (1)	(2.13)	(1.15)	(1.50)
GAAP rents (per rentable square foot) (1)	$29.03	$29.98	$29.64
Tenant improvements (per rentable square foot) (1)	$5.37	$2.70	$3.66
Leasing commissions (per rentable square foot) (1)	$1.16	$0.80	$0.93
__________
(1)    Weighted average per rentable square foot on an annual basis over the lease term.

Annual combined GAAP rents for new and renewal leases signed in the second quarter were $29.64 per rentable square foot, 8.9% higher compared to previous leases in the same office spaces.

We strive to maintain a diverse, stable and creditworthy customer base. We have an internal guideline whereby customers that account for more than 3% of our annualized revenues are periodically reviewed with the Company’s Board of Directors. As of June 30, 2021, the Federal Government (4.1%), Bank of America (3.9%) and Metropolitan Life Insurance (3.0%) accounted for more than 3% of our annualized cash revenues.

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

Net Operating Income

Whether or not we record increasing net operating income (“NOI”) in our same property portfolio typically depends upon our ability to garner higher rental revenues, whether from higher average occupancy, higher GAAP rents per rentable square foot or higher cost recovery income, that exceed any corresponding growth in operating expenses. Same property NOI was $0.2 million, or 0.2%, lower in the second quarter of 2021 as compared to 2020 due to an increase of $1.4 million in same property expenses offset by an increase of $1.2 million in same property revenues. We expect same property NOI to be lower for the remainder of 2021 as compared to 2020 as an anticipated increase in same property expenses, mostly from the gradual increase in usage of our assets, is expected to more than offset higher anticipated same property revenues. We expect same property revenues to be higher due to higher average GAAP rents per rentable square foot and higher cost recovery and parking income, partly offset by an anticipated decrease in average occupancy. Same property NOI could be further negatively impacted if the COVID-19 pandemic causes losses related to customer difficulties.

In addition to the effect of same property NOI, whether or not NOI increases typically depends upon whether the NOI from our acquired properties and development properties placed in service exceeds the NOI from property dispositions. NOI was $1.2 million, or 1.0%, higher in the second quarter of 2021 as compared to 2020 primarily due to the acquisition of our joint venture partner’s 75.0% interest in our Highwoods DLF Forum, LLC joint venture (the “Forum”) and development properties placed in service, partly offset by NOI lost from property dispositions and lower same property NOI. We expect NOI to be higher for the remainder of 2021 as compared to 2020 for similar reasons. Similar to same property NOI, NOI could be negatively impacted if the COVID-19 pandemic causes losses related to customer difficulties.

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

Liquidity and Capital Resources

We continue to maintain a conservative and flexible balance sheet and believe we have ample liquidity to fund our operations and growth prospects. As of July 20, 2021, we had $155.0 million drawn on our $750.0 million revolving credit facility, which is scheduled to mature in March 2025. Assuming we are in compliance with our covenants, we have an option to extend the maturity for two additional six-month periods. At June 30, 2021, our leverage ratio, as measured by the ratio of our mortgages and notes payable and outstanding preferred stock to the undepreciated book value of our assets, was 37.3% and there were 107.1 million diluted shares of Common Stock outstanding.

Rental and other revenues are our principal source of funds to meet our short-term liquidity requirements. Other sources of funds for short-term liquidity needs include available working capital and borrowings under our revolving credit facility. Our short-term liquidity requirements primarily consist of operating expenses, interest and principal amortization on our debt, distributions and capital expenditures, including building improvement costs, tenant improvement costs and lease commissions. Building improvements are capital costs to maintain or enhance existing buildings not typically related to a specific customer. Tenant improvements are the costs required to customize space for the specific needs of customers. We anticipate that our available cash and cash equivalents and cash provided by operating activities and planned financing activities, including borrowings under our revolving credit facility, will be adequate to meet our short-term liquidity requirements. We use our revolving credit facility for working capital purposes and for the short-term funding of our development and acquisition activity and, in certain instances, the repayment of other debt. Continued ability to borrow under our revolving credit facility allows us to quickly capitalize on strategic opportunities at short-term interest rates.

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

Our long-term liquidity uses generally consist of the retirement or refinancing of debt upon maturity, funding of building improvements, new building developments and land infrastructure projects and funding acquisitions of buildings and development land. Our expected future capital expenditures for started and/or committed new development projects were approximately $51 million at June 30, 2021. Additionally, we may, from time to time, retire outstanding equity and/or debt securities through redemptions, open market repurchases, privately negotiated acquisitions or otherwise.

We expect to meet our long-term liquidity needs through a combination of:

•cash flow from operating activities;

•bank term loans and borrowings under our revolving credit facility;

•the issuance of unsecured debt;

•the issuance of secured debt;

•the issuance of equity securities by the Company or the Operating Partnership; and

•the disposition of non-core assets.

During the remainder of 2021, we have no debt scheduled to mature and we forecast spending an additional $35 million on our development pipeline. As of June 30, 2021, our $394 million development pipeline was approximately 85% funded. We generally believe we will be able to satisfy these obligations with existing cash, borrowings under our revolving credit facility, new bank term loans, issuance of other unsecured debt, mortgage debt and/or proceeds from the sale of additional non-core assets.

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

Planned Investment Activities

During the second quarter of 2021, we agreed to acquire a portfolio of office assets from PAC. The acquisition, which is subject to customary closing conditions, is scheduled to close within 30 days of the filing of this Quarterly Report. We plan to fund the initial $250 million cash portion of the purchase price with a combination of restricted cash currently held in escrow as the result of recent non-core asset sales, borrowings under our current $750 million unsecured revolving credit facility and an expected $200 million, six-month unsecured bridge facility from JPMorgan Chase Bank, N.A. Our plan is to ultimately fund the acquisition primarily by accelerating the sale of $500 to $600 million of existing non-core assets by mid-2022, approximately half of which is planned to close by year-end 2021. Since our announcement on April 19, 2021 to acquire the portfolio of office assets from PAC, we have sold $43.0 million of non-core assets. For more information, see “Liquidity and Capital Resources – Investment Activity.”

Because the acquisition and subsequent dispositions are not expected to close until after the filing of this Quarterly Report, if at all, forward-looking statements about our anticipated revenues, expenses and other items for the remainder of the year included below under “Results of Operations” do not include the impacts of any of these planned investment activities.

Results of Operations

Three Months Ended June 30, 2021 and 2020

Rental and Other Revenues

Rental and other revenues were $2.3 million, or 1.3%, higher in the second quarter of 2021 as compared to 2020 primarily due to the acquisition of our joint venture partner’s 75.0% interest in the Forum, development properties placed in service and higher same property revenues, which increased rental and other revenues by $4.3 million, $1.6 million and $1.2 million, respectively. Same property rental and other revenues were higher primarily due to higher average GAAP rents per rentable square foot, higher cost recovery and parking income and lower credit losses, partly offset by a decrease in average occupancy. These increases were partly offset by lost revenue of $4.9 million from property dispositions. We expect rental and other revenues to be higher for the remainder of 2021 as compared to 2020 due to the acquisition of our joint venture partner’s 75.0% interest in the Forum, higher same property revenues and development properties placed in service, partly offset by lost revenue from property dispositions. Rental and other revenues could be negatively impacted if the COVID-19 pandemic causes losses related to customer difficulties.

Operating Expenses

Rental property and other expenses were $1.1 million, or 2.0%, higher in the second quarter of 2021 as compared to 2020 primarily due to higher same property operating expenses, the acquisition of our joint venture partner’s 75.0% interest in the Forum and development properties placed in service, which increased operating expenses by $1.4 million, $1.0 million and $0.3 million, respectively. Same property operating expenses were higher primarily due to higher property taxes and higher contract services, repairs and maintenance and utilities as a result of increased usage of our assets. These increases were partly offset by a $1.8 million decrease in operating expenses from property dispositions. We expect rental property and other expenses to be higher for the remainder of 2021 as compared to 2020 due to higher same property operating expenses as a result of increased usage of our assets, the acquisition of our joint venture partner’s 75.0% interest in the Forum and development properties placed in service, partly offset by lower operating expenses from property dispositions.

Depreciation and amortization was $2.5 million, or 4.2%, higher in the second quarter of 2021 as compared to 2020 primarily due to the acquisition of our joint venture partner’s 75.0% interest in the Forum, development properties placed in service and higher same property lease related depreciation and amortization, partly offset by fully amortized acquisition-related intangible assets and property dispositions. We expect depreciation and amortization to be higher for the remainder of 2021 as compared to 2020 for similar reasons.

We recorded an impairment of real estate assets of $1.8 million in the second quarter of 2020, which resulted from a change in market-based inputs and our assumptions about the use of the assets. We recorded no such impairment in 2021.

General and administrative expenses were unchanged in the second quarter of 2021 as compared to 2020 due to lower salaries, severance and early retirement costs offset by higher incentive compensation. We experienced lower salaries in 2021 as a result of the reduction in the number of employees throughout 2020 primarily due to our exiting of the Greensboro and Memphis markets and the subsequent closing of those division offices and the resulting synergies garnered from the ongoing simplification of our business. We expect general and administrative expenses to be relatively consistent for the remainder of 2021 as compared to 2020 for similar reasons.

Interest Expense

Interest expense was $0.8 million, or 4.2%, lower in the second quarter of 2021 as compared to 2020 primarily due to lower average interest rates and higher capitalized interest, partly offset by higher average debt balances. We expect interest expense to be lower for the remainder of 2021 as compared to 2020 due to lower average interest rates, partly offset by higher average debt balances and lower capitalized interest.

Other Income

Other income was $0.3 million lower in the second quarter of 2021 as compared to 2020 primarily due to lower gains on deferred compensation plan investments (which is fully offset by a corresponding decrease in general and administrative expenses).

Gains on Disposition of Property

Gains on disposition of property were $22.5 million higher in the second quarter of 2021 as compared to 2020 due to the net effect of the disposition activity in such periods.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $0.7 million, or 63.4%, lower in the second quarter of 2021 as compared to 2020 primarily due to the acquisition of our joint venture partner’s 75.0% interest in the Forum and lower average occupancy. We expect equity in earnings of unconsolidated affiliates to be lower for the remainder of 2021 as compared to 2020 for similar reasons. Equity in earnings of unconsolidated affiliates could be negatively impacted if the COVID-19 pandemic causes losses related to customer difficulties.

Earnings Per Common Share - Diluted

Diluted earnings per common share was $0.21 higher in the second quarter of 2021 as compared to 2020 due to an increase in net income for the reasons discussed above.

Six Months Ended June 30, 2021 and 2020

Rental and Other Revenues

Rental and other revenues were $6.6 million, or 1.8%, lower in the first six months of 2021 as compared to 2020 primarily due to lost revenue from property dispositions and lower same property revenues, which decreased rental and other revenues by $15.1 million and $2.4 million, respectively. Same property rental and other revenues were lower primarily due to a decrease in average occupancy and lower cost recovery and parking income as a result of reduced usage of our assets because of the COVID-19 pandemic, partly offset by higher average GAAP rents per rentable square foot and lower credit losses. These decreases were partly offset by the acquisition of our joint venture partner’s 75.0% interest in the Forum, development properties placed in service and the recognition of deferred leasing commission income that was received in connection with the acquisition, which increased rental and other revenues by $7.6 million, $2.3 million and $1.5 million, respectively.

Operating Expenses

Rental property and other expenses were $4.9 million, or 4.2%, lower in the first six months of 2021 as compared to 2020 primarily due to property dispositions and lower same property operating expenses, which decreased operating expenses by $5.9 million and $1.2 million, respectively. Same property operating expenses were lower primarily due to lower repairs and maintenance and contract services as a result of reduced usage of our assets because of the COVID-19 pandemic, partly offset by higher property taxes. These decreases were partly offset by the acquisition of our joint venture partner’s 75.0% interest in the Forum and development properties placed in service, which increased operating expenses by $1.7 million and $0.4 million, respectively.

Depreciation and amortization was $2.3 million, or 1.9%, higher in the first six months of 2021 as compared to 2020 primarily due to the acquisition of our joint venture partner’s 75.0% interest in the Forum, development properties placed in service and higher same property lease related depreciation and amortization, partly offset by fully amortized acquisition-related intangible assets and property dispositions.

We recorded an impairment of real estate assets of $1.8 million in the first six months of 2020, which resulted from a change in market-based inputs and our assumptions about the use of the assets. We recorded no such impairment in 2021.

General and administrative expenses were $1.0 million, or 4.5%, lower in the first six months of 2021 as compared to 2020 primarily due to lower severance and early retirement costs. We also experienced lower salaries and benefits in 2021 as a result of the reduction in the number of employees throughout 2020 primarily due to our exiting of the Greensboro and Memphis markets and the subsequent closing of those division offices and the resulting synergies garnered from the ongoing simplification of our business. These decreases were partly offset in 2021 by higher incentive compensation and gains on deferred compensation plan investments (which is fully offset by a corresponding increase in other income).

Interest Expense

Interest expense was $2.3 million, or 5.7%, lower in the first six months of 2021 as compared to 2020 primarily due to lower average interest rates and higher capitalized interest, partly offset by higher average debt balances.

Other Income

Other income was unchanged in the first six months of 2021 as compared to 2020 due to losses on debt extinguishment in 2021, lower interest income and late fees, partly offset by gains on deferred compensation plan investments (which is fully offset by a corresponding increase in general and administrative expenses).

Gains on Disposition of Property

Gains on disposition of property were $111.6 million lower in the first six months of 2021 as compared to 2020 primarily due to our market rotation plan of exiting the Greensboro and Memphis markets in 2020.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $1.1 million, or 50.1%, lower in the first six months of 2021 as compared to 2020 primarily due to the acquisition of our joint venture partner’s 75.0% interest in the Forum and lower average occupancy.

Earnings Per Common Share - Diluted

Diluted earnings per common share was $1.05 lower in the first six months of 2021 as compared to 2020 due to a decrease in net income for the reasons discussed above.

Liquidity and Capital Resources

Statements of Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in the Company’s cash flows (in thousands):

	Six Months Ended June 30,
	2021	2020	Change
Net Cash Provided By Operating Activities	$197,415	$180,215	$17,200
Net Cash Provided By/(Used In) Investing Activities	(228,417)	129,729	(358,146)
Net Cash Used In Financing Activities	(99,809)	(310,979)	211,170
Total Cash Flows	$(130,811)	$(1,035)	$(129,776)

The change in net cash provided by operating activities in the first six months of 2021 as compared to 2020 was primarily due to higher net cash from the operations of the acquisition of our joint venture partner’s 75.0% interest in the Forum, same properties and development properties placed in service and changes in operating assets, partly offset by property dispositions and changes in operating liabilities. We expect net cash related to operating activities to be higher for the remainder of 2021 as compared to 2020 due to the acquisition of our joint venture partner’s 75.0% interest in the Forum, development properties placed in service and same properties, partly offset by property dispositions.

The change in net cash provided by/(used in) investing activities in the first six months of 2021 as compared to 2020 was primarily due to net proceeds from disposition activity in 2020, the acquisition of our joint venture partner’s 75.0% interest in the Forum in 2021 and payments of earnest money deposits for the expected acquisition of a portfolio of office assets from PAC in 2021, partly offset by higher investments in tenant improvements and development in-process in 2020. We expect uses of cash for investing activities for the remainder of 2021 to be primarily driven by whether or not we acquire and/or commence development of additional office buildings. Additionally, as of June 30, 2021, we have approximately $51 million left to fund of our previously-announced development activity in 2021 and future years. We expect these uses of cash for investing activities will be partly offset by proceeds from property dispositions for the remainder of 2021.

The change in net cash used in financing activities in the first six months of 2021 as compared to 2020 was primarily due to higher net debt repayments in 2020. Assuming the net effect of our acquisition, disposition and development activity in 2021 results in an increase to our assets, we would expect outstanding debt and/or Common Stock balances to increase.

Capitalization

The following table sets forth the Company’s capitalization (in thousands, except per share amounts):

	June 30, 2021	December 31, 2020
Mortgages and notes payable, net, at recorded book value	$2,475,902	$2,470,021
Preferred Stock, at liquidation value	$28,821	$28,826
Common Stock outstanding	104,210	103,922
Common Units outstanding (not owned by the Company)	2,838	2,839
Per share stock price at period end	$45.17	$39.63
Market value of Common Stock and Common Units	$4,835,358	$4,230,938
Total capitalization	$7,340,081	$6,729,785

At June 30, 2021, our mortgages and notes payable and outstanding preferred stock represented 34.1% of our total capitalization and 37.3% of the undepreciated book value of our assets. See also “Executive Summary - Liquidity and Capital Resources.”

Our mortgages and notes payable as of June 30, 2021 consisted of $92.3 million of secured indebtedness with an interest rate of 4.0% and $2,396.5 million of unsecured indebtedness with a weighted average interest rate of 3.26%. The secured indebtedness was collateralized by real estate assets with an undepreciated book value of $147.9 million. As of June 30, 2021, $305.0 million of our debt does not bear interest at fixed rates or is not protected by interest rate hedge contracts.

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

During the second quarter of 2021, we agreed to acquire a portfolio of office assets from PAC. The core portfolio to be acquired consists of the following four Class A office assets in Charlotte and Raleigh, which encompass 1,630,000 square feet in total, and one mixed-use redevelopment site in Atlanta: 150 Fayetteville, Raleigh (CBD); CAPTRUST Tower, Raleigh (North Hills); Capitol Towers, Charlotte (SouthPark); Morrocroft Centre, Charlotte (SouthPark); and Galleria 75, Atlanta (Cumberland/Galleria). We have also agreed to acquire two non-core assets: a mezzanine loan related to a recently constructed office building in Atlanta; and Armour Yards, a multi-building creative office project in Atlanta. Our total investment, including the estimated value of the non-core assets, is expected to be $769 million, which includes $28 million of near-term building improvements and $5 million of transaction costs. The transaction is expected to include, among other things, the assumption of four secured loans collateralized by the core office buildings estimated to be recorded at fair value of $403 million in the aggregate, with a weighted average effective interest rate of 3.7% and a weighted average maturity of 10.8 years. The value of the non-core assets represents less than 12% of the anticipated total investment. The acquisition, which is subject to customary closing conditions, is scheduled to close within 30 days of the filing of this Quarterly Report. As of July 20, 2021, we have posted $60.0 million of earnest money deposits (of which $55.0 million were recorded in prepaid expenses and other assets at June 30, 2021) that are non-refundable except in limited circumstances. As part of the transaction, PAC will separately market Armour Yards for sale to a third party. If PAC chooses not to sell Armour Yards to a third party, we will close on the acquisition of the creative office project no later than the first quarter of 2022.

We plan to fund the initial $250 million cash portion of the purchase price with a combination of restricted cash currently held in escrow as the result of recent non-core asset sales, borrowings under our current $750 million unsecured revolving credit facility and an expected $200 million, six-month unsecured bridge facility from JPMorgan Chase Bank, N.A. Both facilities bear interest at LIBOR plus 90 basis points. The bridge facility, which is subject to definitive documentation and customary conditions, can be extended at our option for an additional six-month period and will contain financial and other covenants that are similar to the covenants under our revolving credit facility.

Our plan is to ultimately fund the acquisition primarily by accelerating the sale of $500 to $600 million of existing non-core assets by mid-2022, approximately half of which is planned to close by year-end 2021. Since our announcement on April 19, 2021 to acquire the portfolio of office assets from PAC, we have sold $43.0 million of non-core assets. We can provide no assurances, however, that we will dispose of any assets on favorable terms, or at all, because the dispositions are subject to the negotiation and execution of sale agreements and would then be subject to the buyers’ completion of satisfactory due diligence and other customary closing conditions. Approximately $250 million, or an amount equal to the cash portion of the purchase price, of the planned dispositions are expected to qualify for tax-deferred treatment under Section 1031 of the Internal Revenue Code.

During the second quarter of 2021, we acquired development land in Nashville for a purchase price, including capitalized acquisition costs, of $16.1 million, which is expected to be paid within two years.

During the second quarter of 2021, we sold a building in Tampa for a sale price of $43.0 million (before closing credits to buyer of $0.9 million) and recorded a gain on disposition of property of $22.9 million.

The following table summarizes our in-process office development as of June 30, 2021:

Property	Market	Rentable Square Feet	Anticipated Total Investment (1)	Investment As Of June 30, 2021 (1)	Pre Leased %	Estimated Completion	Estimated Stabilization
			($ in thousands)
Asurion	Nashville	552,800	$285,000	$263,268	98.4%	4Q 21	4Q 21
		552,800	$285,000	$263,268	98.4%
__________
(1)    Includes deferred lease commissions which are classified in deferred leasing costs on our Consolidated Balance Sheets.

Financing Activity

During 2020, we entered into separate equity distribution agreements with each of Wells Fargo Securities, LLC, BofA Securities, Inc., BTIG, LLC, Capital One Securities, Inc., Fifth Third Securities, Inc., Jefferies LLC, J.P. Morgan Securities LLC, Regions Securities LLC and SunTrust Robinson Humphrey, Inc. Under the terms of the equity distribution agreements, the Company may offer and sell up to $300.0 million in aggregate gross sales price of shares of Common Stock from time to time through such firms, acting as agents of the Company or as principals. Sales of the shares, if any, may be made by means of ordinary brokers’ transactions on the New York Stock Exchange (“NYSE”) or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices or as otherwise agreed with any of such firms (which may include block trades). During the second quarter of 2021, the Company issued 149,100 shares of Common Stock at an average gross sales price of $46.11 per share and received net proceeds, after sales commissions, of $6.8 million. We paid an aggregate of $0.1 million in sales commissions to Wells Fargo Securities, LLC during the second quarter of 2021.

During the second quarter of 2021, we prepaid without penalty the remaining $150.0 million principal amount of 3.20% unsecured notes that was scheduled to mature in June 2021. We recorded $0.1 million of loss on debt extinguishment related to this prepayment.

During the first quarter of 2021, we entered into a new $750.0 million unsecured revolving credit facility, which replaced our previously existing $600.0 million revolving credit facility and includes an accordion feature that allows for an additional $550.0 million of borrowing capacity subject to additional lender commitments. Our new revolving credit facility is scheduled to mature in March 2025. Assuming no defaults have occurred, we have an option to extend the maturity for two additional six-month periods. The current interest rate on the new facility at our existing credit ratings is LIBOR plus 90 basis points and the annual facility fee is 20 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody’s Investors Service or Standard & Poor’s Ratings Services. The financial and other covenants under the new facility are substantially similar to our previous credit facility. We incurred $4.8 million of debt issuance costs, which will be amortized along with certain existing unamortized debt issuance costs over the remaining term of our new revolving credit facility. We recorded $0.1 million of loss on debt extinguishment. There was $155.0 million outstanding under our new revolving credit facility at both June 30, 2021 and July 20, 2021. At both June 30, 2021 and July 20, 2021, we had $0.1 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at both June 30, 2021 and July 20, 2021 was $594.9 million.

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

During the second quarter of 2021, the Company declared and paid a cash dividend of $0.48 per share of Common Stock.

On July 27, 2021, the Company declared a cash dividend of $0.50 per share of Common Stock, which is payable on September 8, 2021 to stockholders of record as of August 16, 2021.

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

The unused capacity of our revolving credit facility at both June 30, 2021 and July 20, 2021 was $594.9 million, excluding an accordion feature that allows for an additional $550.0 million of borrowing capacity subject to additional lender commitments.

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

As noted above under “Investment Activity,” we announced a plan to sell $250 million to $300 million of non-core assets during the remainder of 2021. Since our announcement, we have sold $43 million of non-core assets and expect to sell an additional $207 million to $257 million of properties no longer considered to be core assets due to location, age, quality and/or overall strategic fit. We can make no assurance, however, that we will sell any non-core assets or, if we do, what the timing or terms of any such sale will be.

See also “Executive Summary - Liquidity and Capital Resources.”

Critical Accounting Estimates

There were no changes made by management to the critical accounting policies in the six months ended June 30, 2021. For a description of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our 2020 Annual Report on Form 10-K.

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

The following table sets forth the Company’s FFO, FFO available for common stockholders and FFO available for common stockholders per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Funds from operations:
Net income	$61,844	$38,956	$118,699	$230,296
Net (income) attributable to noncontrolling interests in consolidated affiliates	(294)	(289)	(575)	(574)
Depreciation and amortization of real estate assets	61,293	58,764	121,521	119,196
Impairments of depreciable properties	—	1,778	—	1,778
(Gains) on disposition of depreciable properties	(22,862)	—	(41,799)	(152,661)
Unconsolidated affiliates:
Depreciation and amortization of real estate assets	181	581	399	1,150
Funds from operations	100,162	99,790	198,245	199,185
Dividends on Preferred Stock	(621)	(622)	(1,243)	(1,244)
Funds from operations available for common stockholders	$99,541	$99,168	$197,002	$197,941
Funds from operations available for common stockholders per share	$0.93	$0.93	$1.84	$1.86
Weighted average shares outstanding (1)	106,964	106,730	106,887	106,681
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

As of June 30, 2021, our same property portfolio consisted of 161 in-service properties encompassing 25.7 million rentable square feet that were wholly owned during the entirety of the periods presented (from January 1, 2020 to June 30, 2021). As of December 31, 2020, our same property portfolio consisted of 159 in-service properties encompassing 24.4 million rentable square feet that were wholly owned during the entirety of the periods presented (from January 1, 2019 to December 31, 2020). The change in our same property portfolio was due to the addition of one property encompassing 0.8 million rentable square feet acquired during 2019 and three newly developed properties encompassing 0.7 million rentable square feet placed in service during 2019. These additions were offset by the removal of two properties encompassing 0.2 million rentable square feet that were sold during 2021.

Rental and other revenues related to properties not in our same property portfolio were $8.4 million and $7.2 million for the three months ended June 30, 2021 and 2020, respectively, and $15.9 million and $20.1 million for the six months ended June 30, 2021 and 2020, respectively. Rental property and other expenses related to properties not in our same property portfolio were $2.0 million and $2.3 million for the three months ended June 30, 2021 and 2020, respectively, and $3.6 million and $7.3 million for the six months ended June 30, 2021 and 2020, respectively.

The following table sets forth the Company’s NOI, same property NOI and same property cash NOI (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$61,844	$38,956	$118,699	$230,296
Equity in earnings of unconsolidated affiliates	(431)	(1,179)	(1,068)	(2,142)
Gains on disposition of property	(22,862)	(318)	(41,799)	(153,385)
Other income	(332)	(588)	(644)	(657)
Interest expense	19,001	19,840	38,769	41,117
General and administrative expenses	10,107	10,084	20,059	21,014
Impairments of real estate assets	—	1,778	—	1,778
Depreciation and amortization	61,949	59,461	122,876	120,611
Net operating income	129,276	128,034	256,892	258,632
Non same property and other net operating income	(6,378)	(4,930)	(12,282)	(12,839)
Same property net operating income	$122,898	$123,104	$244,610	$245,793

Same property net operating income	$122,898	$123,104	$244,610	$245,793
Lease termination fees, straight-line rent and other non-cash adjustments (1)	(3,305)	(15,458)	(6,734)	(26,237)
Same property cash net operating income	$119,593	$107,646	$237,876	$219,556
__________
(1)    Includes $0.9 million and $2.1 million of repayments of temporary rent deferrals, net of additional temporary rent deferrals granted by the Company during the three and six months ended June 30, 2021, respectively. Includes $5.0 million of temporary rent deferrals granted by the Company during both the three and six months ended June 30, 2020.

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

At June 30, 2021, we had $2,133.8 million principal amount of fixed rate debt outstanding, a $150.2 million decrease as compared to December 31, 2020, excluding debt with a variable rate that is effectively fixed by related interest rate hedge contracts. The estimated aggregate fair market value of this debt was $2,277.3 million. If interest rates had been 100 basis points higher, the aggregate fair market value of our fixed rate debt would have been $141.4 million lower. If interest rates had been 100 basis points lower, the aggregate fair market value of our fixed rate debt would have been $153.3 million higher.

At June 30, 2021, we had $305.0 million of variable rate debt outstanding, a $155.0 million increase as compared to December 31, 2020, not protected by interest rate hedge contracts. If the weighted average interest rate on this variable rate debt had been 100 basis points higher or lower, the annual interest expense at June 30, 2021 would increase or decrease by $3.1 million.

At June 30, 2021, we had $50.0 million of variable rate debt outstanding with $50.0 million of related floating-to-fixed interest rate swaps. These swaps effectively fix the underlying one-month LIBOR rate at a weighted average rate of 1.693%. If the underlying LIBOR interest rates increase or decrease by 100 basis points, the aggregate fair market value of the swaps at June 30, 2021 would increase or decrease by $0.3 million.

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

SEC rules also require us to establish and maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in internal control over financial reporting during the three months ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were also no changes in internal control over financial reporting during the three months ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second quarter of 2021, the Company issued an aggregate of 1,000 shares of Common Stock to holders of Common Units in the Operating Partnership upon the redemption of a like number of Common Units in private offerings exempt from the registration requirements pursuant to Section 4(2) of the Securities Act. Each of the holders of Common Units was an accredited investor under Rule 501 of the Securities Act. The resale of such shares was registered by the Company under the Securities Act.

ITEM 5. OTHER INFORMATION

The Company has announced that Mark F. Mulhern, 61, will retire as Executive Vice President and Chief Financial Officer effective January 1, 2022. Brendan C. Maiorana, 45, who currently serves as Executive Vice President of Finance and Treasurer, will assume the role of Executive Vice President, Chief Financial Officer and Treasurer upon Mr. Mulhern’s retirement. Mr. Maiorana became Executive Vice President of Finance in July 2019 and assumed the role of Treasurer in January 2021. Prior to that, he was our Senior Vice President of Finance and Investor Relations since May 2016. Prior to joining Highwoods, Mr. Maiorana spent 11 years in equity research at Wells Fargo Securities, starting as an associate equity research analyst. Prior to that, he worked four years at Ernst & Young LLP.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	2021 Long-Term Equity Incentive Plan (filed as part of the Company’s Current Report on Form 8-K dated May 11, 2021)
10.2
Purchase and Sale Agreement dated as of April 16, 2021 by and among POP 4208 Six Forks Road, L.P., POP Morrocroft, L.P., POP 150 Fayetteville, LP, POP Capitol Towers, LP, PAC Galleria 75, LLC, POP 8 West Mezzanine Lending, LLC and Highwoods Realty Limited Partnership

10.3
Purchase and Sale Agreement dated as of April 16, 2021 by and among POP Armour Yards, LLC, POP 251 Armour Yards, LLC and Highwoods Realty Limited Partnership (portions of the exhibit have been omitted)

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

Date: July 27, 2021