Form 10-Q
period 2021-09-30
HIGHWOODS PROPERTIES, INC.; HIGHWOODS REALTY LTD PARTNERSHIP
filed 2021-10-26
CIK 921082, 941713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 2021
or

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

The Company had 104,383,062 shares of Common Stock outstanding as of October 19, 2021.

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

Certain information contained herein is presented as of October 19, 2021, the latest practicable date for financial information prior to the filing of this Quarterly Report.

This report combines the Quarterly Reports on Form 10-Q for the period ended September 30, 2021 of the Company and the Operating Partnership. We believe combining the quarterly reports into this single report results in the following benefits:

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

•Consolidated Financial Statements;

•Note 13 to Consolidated Financial Statements - Earnings Per Share and Per Unit;

•Item 4 - Controls and Procedures; and

•Item 6 - Certifications of CEO and CFO Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2021

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HIGHWOODS PROPERTIES, INC.
Consolidated Balance Sheets
(Unaudited and in thousands, except share and per share data)

	September 30, 2021	December 31, 2020
Assets:
Real estate assets, at cost:
Land	$552,314	$466,872
Buildings and tenant improvements	5,725,733	4,981,637
Development in-process	—	259,681
Land held for development	185,152	131,474
	6,463,199	5,839,664
Less-accumulated depreciation	(1,444,510)	(1,418,379)
Net real estate assets	5,018,689	4,421,285
Real estate and other assets, net, held for sale	69,806	11,360
Cash and cash equivalents	27,871	109,322
Restricted cash	13,027	79,922
Accounts receivable	15,269	27,488
Mortgages and notes receivable	1,247	1,341
Accrued straight-line rents receivable	262,233	259,381
Investments in and advances to unconsolidated affiliates	1,071	27,104
Deferred leasing costs, net of accumulated amortization of $139,175 and $151,698, respectively	267,405	209,329
Prepaid expenses and other assets, net of accumulated depreciation of $20,891 and $21,154, respectively	77,454	62,885
Total Assets	$5,754,072	$5,209,417
Liabilities, Noncontrolling Interests in the Operating Partnership and Equity:
Mortgages and notes payable, net	$2,942,902	$2,470,021
Accounts payable, accrued expenses and other liabilities	284,952	268,727
Total Liabilities	3,227,854	2,738,748
Commitments and contingencies
Noncontrolling interests in the Operating Partnership	124,233	112,499
Equity:
Preferred Stock, $.01 par value, 50,000,000 authorized shares;
8.625% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 28,821 and 28,826 shares issued and outstanding, respectively	28,821	28,826
Common Stock, $.01 par value, 200,000,000 authorized shares;
104,383,062 and 103,921,546 shares issued and outstanding, respectively	1,044	1,039
Additional paid-in capital	3,003,303	2,993,946
Distributions in excess of net income available for common stockholders	(652,254)	(686,225)
Accumulated other comprehensive loss	(1,102)	(1,462)
Total Stockholders’ Equity	2,379,812	2,336,124
Noncontrolling interests in consolidated affiliates	22,173	22,046
Total Equity	2,401,985	2,358,170
Total Liabilities, Noncontrolling Interests in the Operating Partnership and Equity	$5,754,072	$5,209,417

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Income
(Unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Rental and other revenues	$195,495	$181,043	$564,802	$556,996
Operating expenses:
Rental property and other expenses	60,567	56,892	172,982	174,213
Depreciation and amortization	66,547	60,303	189,423	180,914
Impairments of real estate assets	—	—	—	1,778
General and administrative	10,350	9,155	30,409	30,169
Total operating expenses	137,464	126,350	392,814	387,074
Interest expense	21,986	19,886	60,755	61,003
Other income/(loss)	424	(3,311)	1,068	(2,654)
Gains on disposition of property	38,572	10,012	80,371	163,397
Equity in earnings of unconsolidated affiliates	546	823	1,614	2,965
Net income	75,587	42,331	194,286	272,627
Net (income) attributable to noncontrolling interests in the Operating Partnership	(1,967)	(1,107)	(5,084)	(7,084)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(894)	(298)	(1,469)	(872)
Dividends on Preferred Stock	(621)	(622)	(1,864)	(1,866)
Net income available for common stockholders	$72,105	$40,304	$185,869	$262,805
Earnings per Common Share – basic:
Net income available for common stockholders	$0.69	$0.39	$1.79	$2.53
Weighted average Common Shares outstanding – basic	104,277	103,896	104,117	103,865
Earnings per Common Share – diluted:
Net income available for common stockholders	$0.69	$0.39	$1.79	$2.53
Weighted average Common Shares outstanding – diluted	107,139	106,740	106,972	106,702

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Comprehensive income:
Net income	$75,587	$42,331	$194,286	$272,627
Other comprehensive income/(loss):
Unrealized gains/(losses) on cash flow hedges	(6)	5	(17)	(1,231)
Amortization of cash flow hedges	129	122	377	125
Total other comprehensive income/(loss)	123	127	360	(1,106)
Total comprehensive income	75,710	42,458	194,646	271,521
Less-comprehensive (income) attributable to noncontrolling interests	(2,861)	(1,405)	(6,553)	(7,956)
Comprehensive income attributable to common stockholders	$72,849	$41,053	$188,093	$263,565

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Equity
(Unaudited and in thousands, except share amounts)

	Three Months Ended September 30, 2021
	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at June 30, 2021	104,209,513	$1,042	$28,821	$2,989,405	$(1,225)	$21,839	$(672,239)	$2,367,643
Issuances of Common Stock, net of issuance costs and tax withholdings	168,311	2	—	7,506	—	—	—	7,508
Conversions of Common Units to Common Stock	5,238	—	—	234	—	—	—	234
Dividends on Common Stock ($0.50 per share)		—	—	—	—	—	(52,120)	(52,120)
Dividends on Preferred Stock ($21.5625 per share)		—	—	—	—	—	(621)	(621)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	4,262	—	—	—	4,262
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(560)	—	(560)
Share-based compensation expense, net of forfeitures	—	—	—	1,896	—	—	—	1,896
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(1,967)	(1,967)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	894	(894)	—
Comprehensive income:
Net income		—	—	—	—	—	75,587	75,587
Other comprehensive income		—	—	—	123	—	—	123
Total comprehensive income								75,710
Balance at September 30, 2021	104,383,062	$1,044	$28,821	$3,003,303	$(1,102)	$22,173	$(652,254)	$2,401,985

	Nine Months Ended September 30, 2021
	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2020	103,921,546	$1,039	$28,826	$2,993,946	$(1,462)	$22,046	$(686,225)	$2,358,170
Issuances of Common Stock, net of issuance costs and tax withholdings	277,441	3	—	13,402	—	—	—	13,405
Conversions of Common Units to Common Stock	6,238	—	—	278	—	—	—	278
Dividends on Common Stock ($1.46 per share)		—	—	—	—	—	(151,898)	(151,898)
Dividends on Preferred Stock ($64.688 per share)		—	—	—	—	—	(1,864)	(1,864)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	(11,072)	—	—	—	(11,072)
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(1,342)	—	(1,342)
Issuances of restricted stock	184,584	—	—	—	—	—	—	—
Redemptions/repurchases of Preferred Stock		—	(5)	—	—	—	—	(5)
Share-based compensation expense, net of forfeitures	(6,747)	2	—	6,749	—	—	—	6,751
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(5,084)	(5,084)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	1,469	(1,469)	—
Comprehensive income:
Net income		—	—	—	—	—	194,286	194,286
Other comprehensive income		—	—	—	360	—	—	360
Total comprehensive income								194,646
Balance at September 30, 2021	104,383,062	$1,044	$28,821	$3,003,303	$(1,102)	$22,173	$(652,254)	$2,401,985

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

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2021	2020
Operating activities:
Net income	$194,286	$272,627
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	189,423	180,914
Amortization of lease incentives and acquisition-related intangible assets and liabilities	(1,770)	(1,867)
Share-based compensation expense	6,751	4,980
Net credit losses/(reversals) on operating lease receivables	(60)	4,387
Accrued interest on mortgages and notes receivable	(79)	(91)
Amortization of debt issuance costs	2,963	2,312
Amortization of cash flow hedges	377	125
Amortization of mortgages and notes payable fair value adjustments	882	1,270
Impairments of real estate assets	—	1,778
Losses on debt extinguishment	134	3,671
Net gains on disposition of property	(80,371)	(163,397)
Equity in earnings of unconsolidated affiliates	(1,614)	(2,965)
Distributions of earnings from unconsolidated affiliates	1,410	952
Changes in operating assets and liabilities:
Accounts receivable	5,753	(206)
Prepaid expenses and other assets	(1,210)	(3,684)
Accrued straight-line rents receivable	(13,734)	(30,187)
Accounts payable, accrued expenses and other liabilities	6,077	4,840
Net cash provided by operating activities	309,218	275,459
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	(270,160)	(2,363)
Investments in development in-process	(65,333)	(116,839)
Investments in tenant improvements and deferred leasing costs	(68,197)	(106,843)
Investments in building improvements	(34,452)	(44,088)
Investment in acquired controlling interest in unconsolidated affiliate	(127,339)	—
Net proceeds from disposition of real estate assets	187,964	356,644
Distributions of capital from unconsolidated affiliates	—	72
Investments in mortgages and notes receivable	(56)	(32)
Repayments of mortgages and notes receivable	229	234
Changes in other investing activities	4,119	(6,416)
Net cash provided by/(used in) investing activities	(373,225)	80,369
Financing activities:
Dividends on Common Stock	(151,898)	(149,462)
Redemptions/repurchases of Preferred Stock	(5)	(33)
Dividends on Preferred Stock	(1,864)	(1,866)
Distributions to noncontrolling interests in the Operating Partnership	(4,144)	(4,092)
Distributions to noncontrolling interests in consolidated affiliates	(1,342)	(1,124)
Proceeds from the issuance of Common Stock	15,453	3,163
Costs paid for the issuance of Common Stock	(355)	(215)
Repurchase of shares related to tax withholdings	(1,693)	(1,160)
Borrowings on revolving credit facility	310,000	129,000
Repayments of revolving credit facility	(175,000)	(350,000)
Borrowings on mortgages and notes payable	200,000	398,364
Repayments of mortgages and notes payable	(264,212)	(251,457)
Payments of debt extinguishment costs	—	(3,108)
Changes in debt issuance costs and other financing activities	(9,279)	(10,309)
Net cash used in financing activities	(84,339)	(242,299)
Net increase/(decrease) in cash and cash equivalents and restricted cash	$(148,346)	$113,529

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows – Continued
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2021	2020
Net increase/(decrease) in cash and cash equivalents and restricted cash	$(148,346)	$113,529
Cash and cash equivalents and restricted cash at beginning of the period	189,244	14,742
Cash and cash equivalents and restricted cash at end of the period	$40,898	$128,271

Reconciliation of cash and cash equivalents and restricted cash:

	Nine Months Ended September 30,
	2021	2020
Cash and cash equivalents at end of the period	$27,871	$118,705
Restricted cash at end of the period	13,027	9,566
Cash and cash equivalents and restricted cash at end of the period	$40,898	$128,271

Supplemental disclosure of cash flow information:

	Nine Months Ended September 30,
	2021	2020
Cash paid for interest, net of amounts capitalized	$66,457	$63,064

Supplemental disclosure of non-cash investing and financing activities:

	Nine Months Ended September 30,
	2021	2020
Unrealized losses on cash flow hedges	$(17)	$(1,231)
Conversions of Common Units to Common Stock	278	—
Changes in accrued capital expenditures (1)	(20,150)	16,318
Write-off of fully depreciated real estate assets	52,158	31,526
Write-off of fully amortized leasing costs	37,045	15,184
Write-off of fully amortized debt issuance costs	4,158	1,438
Adjustment of noncontrolling interests in the Operating Partnership to fair value	11,072	(46,955)
Assumption of mortgages and notes payable related to acquisition activities	403,000	—
Issuances of Common Units to acquire real estate assets	—	6,163
Initial recognition of lease liabilities related to right of use assets	5,310	—
Future consideration in connection with the acquisition of land	16,000	—
__________

(1)Accrued capital expenditures included in accounts payable, accrued expenses and other liabilities at September 30, 2021 and 2020 were $45.8 million and $84.3 million, respectively.

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Balance Sheets
(Unaudited and in thousands, except unit and per unit data)

	September 30, 2021	December 31, 2020
Assets:
Real estate assets, at cost:
Land	$552,314	$466,872
Buildings and tenant improvements	5,725,733	4,981,637
Development in-process	—	259,681
Land held for development	185,152	131,474
	6,463,199	5,839,664
Less-accumulated depreciation	(1,444,510)	(1,418,379)
Net real estate assets	5,018,689	4,421,285
Real estate and other assets, net, held for sale	69,806	11,360
Cash and cash equivalents	27,871	109,322
Restricted cash	13,027	79,922
Accounts receivable	15,269	27,488
Mortgages and notes receivable	1,247	1,341
Accrued straight-line rents receivable	262,233	259,381
Investments in and advances to unconsolidated affiliates	1,071	27,104
Deferred leasing costs, net of accumulated amortization of $139,175 and $151,698, respectively	267,405	209,329
Prepaid expenses and other assets, net of accumulated depreciation of $20,891 and $21,154, respectively	77,454	62,885
Total Assets	$5,754,072	$5,209,417
Liabilities, Redeemable Operating Partnership Units and Capital:
Mortgages and notes payable, net	$2,942,902	$2,470,021
Accounts payable, accrued expenses and other liabilities	284,952	268,727
Total Liabilities	3,227,854	2,738,748
Commitments and contingencies
Redeemable Operating Partnership Units:
Common Units, 2,832,487 and 2,838,725 outstanding, respectively	124,233	112,499
Series A Preferred Units (liquidation preference $1,000 per unit), 28,821 and 28,826 units issued and outstanding, respectively	28,821	28,826
Total Redeemable Operating Partnership Units	153,054	141,325
Capital:
Common Units:
General partner Common Units, 1,068,067 and 1,063,515 outstanding, respectively	23,521	23,087
Limited partner Common Units, 102,906,186 and 102,449,222 outstanding, respectively	2,328,572	2,285,673
Accumulated other comprehensive loss	(1,102)	(1,462)
Noncontrolling interests in consolidated affiliates	22,173	22,046
Total Capital	2,373,164	2,329,344
Total Liabilities, Redeemable Operating Partnership Units and Capital	$5,754,072	$5,209,417

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Income
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Rental and other revenues	$195,495	$181,043	$564,802	$556,996
Operating expenses:
Rental property and other expenses	60,567	56,892	172,982	174,213
Depreciation and amortization	66,547	60,303	189,423	180,914
Impairments of real estate assets	—	—	—	1,778
General and administrative	10,350	9,155	30,409	30,169
Total operating expenses	137,464	126,350	392,814	387,074
Interest expense	21,986	19,886	60,755	61,003
Other income/(loss)	424	(3,311)	1,068	(2,654)
Gains on disposition of property	38,572	10,012	80,371	163,397
Equity in earnings of unconsolidated affiliates	546	823	1,614	2,965
Net income	75,587	42,331	194,286	272,627
Net (income) attributable to noncontrolling interests in consolidated affiliates	(894)	(298)	(1,469)	(872)
Distributions on Preferred Units	(621)	(622)	(1,864)	(1,866)
Net income available for common unitholders	$74,072	$41,411	$190,953	$269,889
Earnings per Common Unit – basic:
Net income available for common unitholders	$0.69	$0.39	$1.79	$2.54
Weighted average Common Units outstanding – basic	106,705	106,329	106,546	106,283
Earnings per Common Unit – diluted:
Net income available for common unitholders	$0.69	$0.39	$1.79	$2.54
Weighted average Common Units outstanding – diluted	106,730	106,331	106,563	106,293

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Comprehensive income:
Net income	$75,587	$42,331	$194,286	$272,627
Other comprehensive income/(loss):
Unrealized gains/(losses) on cash flow hedges	(6)	5	(17)	(1,231)
Amortization of cash flow hedges	129	122	377	125
Total other comprehensive income/(loss)	123	127	360	(1,106)
Total comprehensive income	75,710	42,458	194,646	271,521
Less-comprehensive (income) attributable to noncontrolling interests	(894)	(298)	(1,469)	(872)
Comprehensive income attributable to common unitholders	$74,816	$42,160	$193,177	$270,649

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Capital
(Unaudited and in thousands)

	Three Months Ended September 30, 2021
	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance at June 30, 2021	$23,182	$2,295,026	$(1,225)	$21,839	$2,338,822
Issuances of Common Units, net of issuance costs and tax withholdings	75	7,433	—	—	7,508
Distributions on Common Units ($0.50 per unit)	(533)	(52,800)	—	—	(53,333)
Distributions on Preferred Units ($21.5625 per unit)	(7)	(614)	—	—	(621)
Share-based compensation expense, net of forfeitures	19	1,877	—	—	1,896
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(560)	(560)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	38	3,704	—	—	3,742
Net (income) attributable to noncontrolling interests in consolidated affiliates	(9)	(885)	—	894	—
Comprehensive income:
Net income	756	74,831	—	—	75,587
Other comprehensive income	—	—	123	—	123
Total comprehensive income					75,710
Balance at September 30, 2021	$23,521	$2,328,572	$(1,102)	$22,173	$2,373,164

	Nine Months Ended September 30, 2021
	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2020	$23,087	$2,285,673	$(1,462)	$22,046	$2,329,344
Issuances of Common Units, net of issuance costs and tax withholdings	134	13,271	—	—	13,405
Distributions on Common Units ($1.46 per unit)	(1,554)	(153,891)	—	—	(155,445)
Distributions on Preferred Units ($64.688 per unit)	(19)	(1,845)	—	—	(1,864)
Share-based compensation expense, net of forfeitures	68	6,683	—	—	6,751
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(1,342)	(1,342)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	(123)	(12,208)	—	—	(12,331)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(15)	(1,454)		1,469	—
Comprehensive income:
Net income	1,943	192,343	—	—	194,286
Other comprehensive income	—	—	360	—	360
Total comprehensive income					194,646
Balance at September 30, 2021	$23,521	$2,328,572	$(1,102)	$22,173	$2,373,164

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

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2021	2020
Operating activities:
Net income	$194,286	$272,627
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	189,423	180,914
Amortization of lease incentives and acquisition-related intangible assets and liabilities	(1,770)	(1,867)
Share-based compensation expense	6,751	4,980
Net credit losses/(reversals) on operating lease receivables	(60)	4,387
Accrued interest on mortgages and notes receivable	(79)	(91)
Amortization of debt issuance costs	2,963	2,312
Amortization of cash flow hedges	377	125
Amortization of mortgages and notes payable fair value adjustments	882	1,270
Impairments of real estate assets	—	1,778
Losses on debt extinguishment	134	3,671
Net gains on disposition of property	(80,371)	(163,397)
Equity in earnings of unconsolidated affiliates	(1,614)	(2,965)
Distributions of earnings from unconsolidated affiliates	1,410	952
Changes in operating assets and liabilities:
Accounts receivable	5,753	(206)
Prepaid expenses and other assets	(1,210)	(3,684)
Accrued straight-line rents receivable	(13,734)	(30,187)
Accounts payable, accrued expenses and other liabilities	6,077	4,840
Net cash provided by operating activities	309,218	275,459
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	(270,160)	(2,363)
Investments in development in-process	(65,333)	(116,839)
Investments in tenant improvements and deferred leasing costs	(68,197)	(106,843)
Investments in building improvements	(34,452)	(44,088)
Investment in acquired controlling interest in unconsolidated affiliate	(127,339)	—
Net proceeds from disposition of real estate assets	187,964	356,644
Distributions of capital from unconsolidated affiliates	—	72
Investments in mortgages and notes receivable	(56)	(32)
Repayments of mortgages and notes receivable	229	234
Changes in other investing activities	4,119	(6,416)
Net cash provided by/(used in) investing activities	(373,225)	80,369
Financing activities:
Distributions on Common Units	(155,445)	(152,965)
Redemptions/repurchases of Preferred Units	(5)	(33)
Distributions on Preferred Units	(1,864)	(1,866)
Distributions to noncontrolling interests in consolidated affiliates	(1,342)	(1,124)
Proceeds from the issuance of Common Units	15,453	3,163
Costs paid for the issuance of Common Units	(355)	(215)
Repurchase of units related to tax withholdings	(1,693)	(1,160)
Borrowings on revolving credit facility	310,000	129,000
Repayments of revolving credit facility	(175,000)	(350,000)
Borrowings on mortgages and notes payable	200,000	398,364
Repayments of mortgages and notes payable	(264,212)	(251,457)
Payments of debt extinguishment costs	—	(3,108)
Changes in debt issuance costs and other financing activities	(9,876)	(10,898)
Net cash used in financing activities	(84,339)	(242,299)
Net increase/(decrease) in cash and cash equivalents and restricted cash	$(148,346)	$113,529

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows - Continued
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2021	2020
Net increase/(decrease) in cash and cash equivalents and restricted cash	$(148,346)	$113,529
Cash and cash equivalents and restricted cash at beginning of the period	189,244	14,742
Cash and cash equivalents and restricted cash at end of the period	$40,898	$128,271

Reconciliation of cash and cash equivalents and restricted cash:

	Nine Months Ended September 30,
	2021	2020
Cash and cash equivalents at end of the period	$27,871	$118,705
Restricted cash at end of the period	13,027	9,566
Cash and cash equivalents and restricted cash at end of the period	$40,898	$128,271

Supplemental disclosure of cash flow information:

	Nine Months Ended September 30,
	2021	2020
Cash paid for interest, net of amounts capitalized	$66,457	$63,064

Supplemental disclosure of non-cash investing and financing activities:

	Nine Months Ended September 30,
	2021	2020
Unrealized losses on cash flow hedges	$(17)	$(1,231)
Changes in accrued capital expenditures (1)	(20,150)	16,318
Write-off of fully depreciated real estate assets	52,158	31,526
Write-off of fully amortized leasing costs	37,045	15,184
Write-off of fully amortized debt issuance costs	4,158	1,438
Adjustment of Redeemable Common Units to fair value	11,734	(43,963)
Assumption of mortgages and notes payable related to acquisition activities	403,000	—
Issuances of Common Units to acquire real estate assets	—	6,163
Initial recognition of lease liabilities related to right of use assets	5,310	—
Future consideration in connection with the acquisition of land	16,000	—
__________

(1)Accrued capital expenditures included in accounts payable, accrued expenses and other liabilities at September 30, 2021 and 2020 were $45.8 million and $84.3 million, respectively.

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(tabular dollar amounts in thousands, except per share and per unit data)
(Unaudited)

1.    Description of Business and Significant Accounting Policies

Description of Business

Highwoods Properties, Inc. (the “Company”) is a fully integrated real estate investment trust (“REIT”) that provides leasing, management, development, construction and other customer-related services for its properties and for third parties. The Company conducts its activities through Highwoods Realty Limited Partnership (the “Operating Partnership”). At September 30, 2021, we owned or had an interest in 29.0 million rentable square feet of in-service properties and approximately 300 acres of development land.

Capital Structure

The Company is the sole general partner of the Operating Partnership. At September 30, 2021, the Company owned all of the Preferred Units and 104.0 million, or 97.4%, of the Common Units in the Operating Partnership. Limited partners owned the remaining 2.8 million Common Units. During the nine months ended September 30, 2021, the Company redeemed 6,238 Common Units for a like number of shares of Common Stock.

During 2020, we entered into separate equity distribution agreements in which the Company may offer and sell up to $300.0 million in aggregate gross sales price of shares of Common Stock. During the nine months ended September 30, 2021, the Company issued 299,360 shares of Common Stock under its equity distribution agreements at an average gross sales price of $45.96 per share and received net proceeds, after sales commissions, of $13.6 million. As a result of this activity and the redemptions discussed above, the percentage of Common Units owned by the Company increased from 97.3% at December 31, 2020 to 97.4% at September 30, 2021.

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

In addition, we consolidate those entities deemed to be variable interest entities in which we are determined to be the primary beneficiary. During the third quarter of 2021, we acquired a portfolio of real estate assets from Preferred Apartment Communities, Inc. (NYSE:APTS) (“PAC”) using special purpose entities owned by a qualified intermediary to facilitate one or more potential Section 1031 reverse exchanges under the Internal Revenue Code. To realize the tax deferrals available under the Section 1031 exchanges, we must complete the Section 1031 exchanges, and take title to the to-be-exchanged buildings within 180 days of the acquisition date. We have determined that these entities are variable interest entities of which we are the primary beneficiary; and therefore, we consolidate these entities. At September 30, 2021, we also have involvement with, and are the primary beneficiary in, an entity that we concluded to be a variable interest entity. (See Note 3).

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

Insurance

We are primarily self-insured for health care claims for participating employees. We have stop-loss coverage to limit our exposure to significant claims on a per claim and annual aggregate basis. We determine our liabilities for claims, including incurred but not reported losses, based on all relevant information, including actuarial estimates of claim liabilities. At September 30, 2021, a reserve of $0.5 million was recorded to cover estimated reported and unreported claims.

Investment Activities

During the third quarter of 2021, we closed the acquisition of a portfolio of real estate assets from PAC. The portfolio consists of the following assets:

Asset	Market	Submarket/BBD	Square Footage
150 Fayetteville	Raleigh	CBD	560,000
CAPTRUST Towers	Raleigh	North Hills	300,000
Capitol Towers	Charlotte	SouthPark	479,000
Morrocroft Centre	Charlotte	SouthPark	291,000
Galleria 75 Redevelopment Site	Atlanta	Cumberland/Galleria

Our total purchase price, net of closing credits and cash acquired, was $653.6 million, including $4.5 million of capitalized acquisition costs. The acquisition included the assumption of four secured loans recorded at fair value of $403 million in the aggregate, with a weighted average effective interest rate of 3.54% and a weighted average maturity of 10.7 years (see Note 6). We incurred $3.5 million of debt issuance costs related to these assumptions, which will be amortized over the remaining terms of the loans. The assets acquired and liabilities assumed were recorded at relative fair value as determined by management, with the assistance of third party specialists, based on information available at the acquisition date and on current assumptions as to future operations.

With respect to non-core assets we had previously agreed to acquire from PAC, the mezzanine loan related to a recently constructed office building in Atlanta was paid off in full by the third party borrower and PAC sold Armour Yards, a multi-building creative office project in Atlanta, to a third party.

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

Due to the business disruptions and challenges severely affecting the global economy caused by the COVID-19 pandemic, lessors may provide rent deferrals and other lease concessions to lessees. In April 2020, the FASB staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. Under existing lease guidance, we would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows us, if certain criteria have been met, to bypass the lease by lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. We have elected the practical expedient and will not apply lease modification accounting on a lease by lease basis where applicable. As a result, $1.2 million of deferred rent is included in accounts receivable on our Consolidated Balance Sheets at September 30, 2021.

2.    Leases

Operating Leases

We generally lease our office properties to lessees in exchange for fixed monthly payments that cover rent, property taxes, insurance and certain cost recoveries, primarily common area maintenance. Office properties owned by us that are under lease are primarily located in Atlanta, Charlotte, Nashville, Orlando, Pittsburgh, Raleigh, Richmond and Tampa and are leased to a wide variety of lessees across many industries. Our leases are operating leases and mostly range from three to 10 years. We recognized rental and other revenues related to operating lease payments of $192.3 million and $178.9 million during the three months ended September 30, 2021 and 2020, respectively, and $554.6 million and $549.5 million during the nine months ended September 30, 2021 and 2020, respectively. Included in these amounts are variable lease payments of $13.7 million and $12.8 million during the three months ended September 30, 2021 and 2020, respectively, and $42.7 million during each of the nine months ended September 30, 2021 and 2020.

Acquired Finance Lease

In conjunction with the acquisition of real estate assets from PAC, we assumed the ground leasehold interest to land underneath a parking garage. Under the ground lease, we have an obligation to acquire fee simple title to the land at our discretion any time, but no later than October 31, 2029. We determined this lease to be a finance lease. As such, we recognized a lease liability (in accounts payable, accrued expenses and other liabilities) and a corresponding right of use asset (in prepaid expenses and other assets) of $5.3 million on our Consolidated Balance Sheet on the date of acquisition equal to the present value of the minimum lease payments required under the ground lease. Through October 31, 2029, the expected date at which we estimate we will satisfy the obligation and acquire fee simple title to the land, we will recognize interest expense equal to the lease liability times our incremental borrowing rate, which reflects the fixed rate at which we could borrow a similar amount for the same term and with similar collateral. We determined this rate to be approximately 2.6%. We also recorded an additional $3.1 million right of use asset (in prepaid expenses and other assets) to reflect favorable terms of the ground lease when compared with market terms. No amortization will be recorded for the right of use assets because they are comprised of land.

3.    Consolidated Variable Interest Entities

The acquisition of real estate assets from PAC was completed using special purpose entities owned by a qualified intermediary to facilitate one or more potential Section 1031 reverse exchanges under the Internal Revenue Code. As of September 30, 2021, these variable interest entities had total assets, liabilities and cash flows of $669.6 million, $418.1 million, and $5.1 million, respectively.

In 2019, we and The Bromley Companies formed a joint venture (the “Midtown One joint venture”) to construct Midtown West, a 150,000 square foot, multi-customer office building located in the mixed-use Midtown Tampa project in Tampa’s Westshore submarket. Midtown West has an anticipated total investment of $71.3 million. Construction of Midtown West began in the third quarter of 2019 and the building was placed in service in the second quarter of 2021. At closing, we agreed to contribute cash of $20.0 million, which has been fully funded, in exchange for an 80.0% interest in the Midtown One joint venture and The Bromley Companies contributed land valued at $5.0 million in exchange for the remaining 20.0% interest. We also committed to provide a $46.3 million interest-only secured construction loan to the Midtown One joint venture that is scheduled to mature on the second anniversary of completion. The loan bears interest at LIBOR plus 250 basis points. As of September 30, 2021, $25.9 million under the loan has been funded.

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

September 30, 2021
Net real estate assets	$52,790
Deferred leasing costs, net	$1,934
Prepaid expenses and other assets, net	$170
Accounts payable, accrued expenses and other liabilities	$1,771

The assets of the Midtown One joint venture can be used only to settle obligations of the joint venture and its creditors have no recourse to our wholly owned assets.

4.    Real Estate Assets

Acquisitions

As previously described, the acquisition of real estate assets from PAC was completed during the third quarter of 2021. The following table sets forth a summary of the relative fair value of the material assets acquired and liabilities assumed relating to this acquisition:

Amount Recorded at Acquisition
Real estate assets	$593,039
Acquisition-related intangible assets (in deferred financing and leasing costs)	$61,126
Right of use asset (in prepaid expenses and other assets)	$8,440
Mortgages and notes payable, net	$(399,527)
Acquisition-related intangible liabilities (in accounts payable, accrued expenses and other liabilities)	$(7,174)
Lease liability (in accounts payable, accrued expenses and other liabilities)	$(5,310)

During the third quarter of 2021, we also acquired development land in Nashville for a purchase price, including capitalized acquisition costs, of $22.9 million.

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

Dispositions

During the third quarter of 2021, we sold two office buildings in Richmond and Memphis for an aggregate sale price of $119.7 million (before closing credits to buyer of $4.4 million) and recorded aggregate gains on disposition of property of $37.3 million.

We have a 50.0% ownership interest in Highwoods-Markel Associates, LLC (“Markel”), a consolidated joint venture. During the third quarter of 2021, Markel sold land in Richmond for a sale price of $3.0 million and recorded gain on disposition of property of $1.3 million.

During the second quarter of 2021, we sold an office building in Tampa for a sale price of $43.0 million (before closing credits to buyer of $0.9 million) and recorded a gain on disposition of property of $22.9 million.

During the first quarter of 2021, we sold an office building in Atlanta for a sale price of $30.7 million and recorded a gain on disposition of property of $18.9 million.

5.    Intangible Assets and Below Market Lease Liabilities

The following table sets forth total intangible assets and acquisition-related below market lease liabilities, net of accumulated amortization:

	September 30, 2021	December 31, 2020
Assets:
Deferred leasing costs (including lease incentives and above market lease and in-place lease acquisition-related intangible assets)	$406,580	$361,027
Less accumulated amortization	(139,175)	(151,698)
	$267,405	$209,329
Liabilities (in accounts payable, accrued expenses and other liabilities):
Acquisition-related below market lease liabilities	$60,802	$63,748
Less accumulated amortization	(30,598)	(37,838)
	$30,204	$25,910

The following table sets forth amortization of intangible assets and below market lease liabilities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Amortization of deferred leasing costs and acquisition-related intangible assets (in depreciation and amortization)	$10,070	$8,466	$27,267	$25,830
Amortization of lease incentives (in rental and other revenues)	$424	$477	$1,317	$1,396
Amortization of acquisition-related intangible assets (in rental and other revenues)	$636	$273	$1,154	$882
Amortization of acquisition-related intangible assets (in rental property and other expenses)	$—	$140	$—	$417
Amortization of acquisition-related below market lease liabilities (in rental and other revenues)	$(1,391)	$(1,479)	$(4,241)	$(4,562)

The following table sets forth scheduled future amortization of intangible assets and below market lease liabilities:

	Amortization of Deferred Leasing Costs and Acquisition-Related Intangible Assets (in Depreciation and Amortization)	Amortization of Lease Incentives (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental and Other Revenues)	Amortization of Acquisition-Related Below Market Lease Liabilities (in Rental and Other Revenues)
October 1 through December 31, 2021	$11,669	$381	$777	$(1,420)
2022	42,867	1,484	2,986	(5,290)
2023	38,076	1,414	2,829	(4,868)
2024	33,874	1,269	2,573	(4,129)
2025	26,988	1,195	1,667	(2,594)
Thereafter	86,170	5,056	6,130	(11,903)
	$239,644	$10,799	$16,962	$(30,204)
Weighted average remaining amortization periods as of September 30, 2021 (in years)	7.8	8.8	7.8	8.4

The following table sets forth the intangible assets acquired and below market lease liabilities assumed as a result of the acquisition of real estate assets from PAC and our joint venture partner's 75.0% interest in the Forum:

	Acquisition-Related Intangible Assets (amortized in Rental and Other Revenues)	Acquisition-Related Intangible Assets (amortized in Depreciation and Amortization)	Acquisition-Related Below Market Lease Liabilities (amortized in Rental and Other Revenues)
Amount recorded at acquisition	$13,824	$84,298	$(8,535)
Weighted average remaining amortization periods as of September 30, 2021 (in years)	7.3	7.2	8.2

6.    Mortgages and Notes Payable

The following table sets forth our mortgages and notes payable:

	September 30, 2021	December 31, 2020
Secured indebtedness	$493,887	$93,350
Unsecured indebtedness	2,464,823	2,390,652
Less-unamortized debt issuance costs	(15,808)	(13,981)
Total mortgages and notes payable, net	$2,942,902	$2,470,021

At September 30, 2021, our secured mortgage loans were collateralized by real estate assets with an undepreciated book value of $721.0 million.

During the first quarter of 2021, we entered into a new $750.0 million unsecured revolving credit facility, which replaced our previously existing $600.0 million revolving credit facility and includes an accordion feature that allows for an additional $550.0 million of borrowing capacity subject to additional lender commitments. Our new revolving credit facility is scheduled to mature in March 2025. Assuming no defaults have occurred, we have an option to extend the maturity for two additional six-month periods. The current interest rate on the new facility at our existing credit ratings is LIBOR plus 90 basis points and the annual facility fee is 20 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody’s Investors Service or Standard & Poor’s Ratings Services. The financial and other covenants under the new facility are substantially similar to our previous credit facility. We incurred $4.8 million of debt issuance costs, which will be amortized along with certain existing unamortized debt issuance costs over the remaining term of our new revolving credit facility. We recorded $0.1 million of loss on debt extinguishment. There was $135.0 million and $155.0 million outstanding under our new revolving credit facility at September 30, 2021 and October 19, 2021, respectively. At both September 30, 2021 and October 19, 2021, we had $0.1 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at September 30, 2021 and October 19, 2021 was $614.9 million and $594.9 million, respectively.

During the third quarter of 2021, in conjunction with the acquisition of real estate assets from PAC, we assumed four secured mortgage loans which were recorded at fair market value as of the acquisition date. The following table sets forth the balances of these assumed mortgages and related unamortized debt issuance costs included in mortgages and notes payable, net on our Consolidated Balance Sheets as of September 30, 2021:

Balance at September 30, 2021
4.27% (3.61% effective rate) mortgage loan due 08/2028	$116,374
3.61% (3.19% effective rate) mortgage loan due 08/2029	85,049
3.40% (3.50% effective rate) mortgage loan due 04/2033	69,409
4.60% (3.73% effective rate) mortgage loan due 01/2037	131,221
Less-unamortized debt issuance costs	(3,410)
Total	$398,643

During the third quarter of 2021, we also obtained a $200.0 million, six-month unsecured bridge facility. The bridge facility is originally scheduled to mature in January 2022 and can be extended at our option for an additional six-month period. The bridge facility bears interest at LIBOR plus 85 basis points, has a commitment fee of 20 basis points and contains financial and other covenants that are similar to the covenants under our $750.0 million unsecured revolving credit facility. The interest rate is based on the higher of the publicly announced ratings from Moody’s Investors Service or Standard & Poor’s Ratings Services. There was $88.0 million outstanding under our bridge facility at both September 30, 2021 and October 19, 2021. We incurred $1.0 million of debt issuance costs related to this bridge facility which are being amortized over the six-month term.

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

Amounts reported in accumulated other comprehensive income/(loss) related to derivatives will be reclassified to interest expense as interest payments are made on our debt. During the period from October 1, 2021 through September 30, 2022, we estimate that less than $0.1 million will be reclassified as a net decrease to interest expense.

The following table sets forth the fair value of our derivatives:

	September 30, 2021	December 31, 2020
Derivatives:
Derivatives designated as cash flow hedges in accounts payable, accrued expenses and other liabilities:
Interest rate swaps	$263	$846

The following table sets forth the effect of our cash flow hedges on accumulated other comprehensive loss and interest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Derivatives Designated as Cash Flow Hedges:
Amount of unrealized gains/(losses) recognized in accumulated other comprehensive loss on derivatives:
Interest rate swaps	$(6)	$5	$(17)	$(1,231)
Amount of losses reclassified out of accumulated other comprehensive loss into interest expense:
Interest rate swaps	$129	$122	$377	$125

8.    Noncontrolling Interests

Noncontrolling Interests in Consolidated Affiliates

At September 30, 2021, our noncontrolling interests in consolidated affiliates relate to our joint venture partners’ 50.0% interest in office properties in Richmond and 20.0% interest in the Midtown One joint venture. See Note 3. Our joint venture partners are unrelated third parties.

Noncontrolling Interests in the Operating Partnership

The following table sets forth the Company’s noncontrolling interests in the Operating Partnership:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning noncontrolling interests in the Operating Partnership	$128,180	$106,103	$112,499	$133,216
Adjustment of noncontrolling interests in the Operating Partnership to fair value	(4,262)	(10,430)	11,072	(46,955)
Issuances of Common Units	—	—	—	6,163
Conversions of Common Units to Common Stock	(234)	—	(278)	—
Net income attributable to noncontrolling interests in the Operating Partnership	1,967	1,107	5,084	7,084
Distributions to noncontrolling interests in the Operating Partnership	(1,418)	(1,364)	(4,144)	(4,092)
Total noncontrolling interests in the Operating Partnership	$124,233	$95,416	$124,233	$95,416

The following table sets forth net income available for common stockholders and transfers from the Company’s noncontrolling interests in the Operating Partnership:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income available for common stockholders	$72,105	$40,304	$185,869	$262,805
Increase in additional paid in capital from conversions of Common Units to Common Stock	234	—	278	—
Issuances of Common Units	—	—	—	(6,163)
Change from net income available for common stockholders and transfers from noncontrolling interests	$72,339	$40,304	$186,147	$256,642

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

The following table sets forth our assets and liabilities and the Company’s noncontrolling interests in the Operating Partnership that are measured or disclosed at fair value within the fair value hierarchy:

		Level 1	Level 2
	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs
Fair Value at September 30, 2021:
Assets:
Mortgages and notes receivable, at fair value (1)	$1,247	$—	$1,247
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	2,796	2,796	—
Total Assets	$4,043	$2,796	$1,247
Noncontrolling Interests in the Operating Partnership	$124,233	$124,233	$—
Liabilities:
Mortgages and notes payable, net, at fair value (1)	$3,089,765	$—	$3,089,765
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	263	—	263
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	2,796	2,796	—
Total Liabilities	$3,092,824	$2,796	$3,090,028

Fair Value at December 31, 2020:
Assets:
Mortgages and notes receivable, at fair value (1)	$1,341	$—	$1,341
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	2,573	2,573	—
Total Assets	$3,914	$2,573	$1,341
Noncontrolling Interests in the Operating Partnership	$112,499	$112,499	$—
Liabilities:
Mortgages and notes payable, net, at fair value (1)	$2,639,163	$—	$2,639,163
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	846	—	846
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	2,573	2,573	—
Total Liabilities	$2,642,582	$2,573	$2,640,009
__________
(1)    Amounts are not recorded at fair value on our Consolidated Balance Sheets at September 30, 2021 and December 31, 2020.

10.    Share-Based Payments

During the nine months ended September 30, 2021, the Company granted 103,120 shares of time-based restricted stock and 81,464 shares of total return-based restricted stock with weighted average grant date fair values per share of $39.99 and $36.41, respectively. We recorded share-based compensation expense of $1.9 million and $1.2 million during the three months ended September 30, 2021 and 2020, respectively, and $6.8 million and $5.0 million during the nine months ended September 30, 2021 and 2020, respectively. At September 30, 2021, there was $5.3 million of total unrecognized share-based compensation costs, which will be recognized over a weighted average remaining contractual term of 1.9 years.

11.    Accumulated Other Comprehensive Loss

The following table sets forth the components of accumulated other comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cash flow hedges:
Beginning balance	$(1,225)	$(1,704)	$(1,462)	$(471)
Unrealized gains/(losses) on cash flow hedges	(6)	5	(17)	(1,231)
Amortization of cash flow hedges (1)	129	122	377	125
Total accumulated other comprehensive loss	$(1,102)	$(1,577)	$(1,102)	$(1,577)
__________
(1)    Amounts reclassified out of accumulated other comprehensive loss into interest expense.

12.    Real Estate and Other Assets Held For Sale

The following table sets forth the assets held for sale at September 30, 2021 and December 31, 2020, which are considered non-core:

	September 30, 2021	December 31, 2020
Assets:
Land	$6,723	$2,612
Buildings and tenant improvements	102,285	12,238
Land held for development	3,482	—
Less-accumulated depreciation	(53,121)	(3,577)
Net real estate assets	59,369	11,273
Accrued straight-line rents receivable	7,037	—
Deferred leasing costs, net	3,285	87
Prepaid expenses and other assets, net	115	—
Real estate and other assets, net, held for sale	$69,806	$11,360

13.    Earnings Per Share and Per Unit

The following table sets forth the computation of basic and diluted earnings per share of the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Earnings per Common Share - basic:
Numerator:
Net income	$75,587	$42,331	$194,286	$272,627
Net (income) attributable to noncontrolling interests in the Operating Partnership	(1,967)	(1,107)	(5,084)	(7,084)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(894)	(298)	(1,469)	(872)
Dividends on Preferred Stock	(621)	(622)	(1,864)	(1,866)
Net income available for common stockholders	$72,105	$40,304	$185,869	$262,805
Denominator:
Denominator for basic earnings per Common Share – weighted average shares (1)	104,277	103,896	104,117	103,865
Net income available for common stockholders	$0.69	$0.39	$1.79	$2.53
Earnings per Common Share - diluted:
Numerator:
Net income	$75,587	$42,331	$194,286	$272,627
Net (income) attributable to noncontrolling interests in consolidated affiliates	(894)	(298)	(1,469)	(872)
Dividends on Preferred Stock	(621)	(622)	(1,864)	(1,866)
Net income available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	$74,072	$41,411	$190,953	$269,889
Denominator:
Denominator for basic earnings per Common Share – weighted average shares (1)	104,277	103,896	104,117	103,865
Add:
Stock options using the treasury method	25	2	17	10
Noncontrolling interests Common Units	2,837	2,842	2,838	2,827
Denominator for diluted earnings per Common Share – adjusted weighted average shares and assumed conversions	107,139	106,740	106,972	106,702
Net income available for common stockholders	$0.69	$0.39	$1.79	$2.53
__________
(1)Includes all unvested restricted stock where dividends on such restricted stock are non-forfeitable.

The following table sets forth the computation of basic and diluted earnings per unit of the Operating Partnership:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Earnings per Common Unit - basic:
Numerator:
Net income	$75,587	$42,331	$194,286	$272,627
Net (income) attributable to noncontrolling interests in consolidated affiliates	(894)	(298)	(1,469)	(872)
Distributions on Preferred Units	(621)	(622)	(1,864)	(1,866)
Net income available for common unitholders	$74,072	$41,411	$190,953	$269,889
Denominator:
Denominator for basic earnings per Common Unit – weighted average units (1)	106,705	106,329	106,546	106,283
Net income available for common unitholders	$0.69	$0.39	$1.79	$2.54
Earnings per Common Unit - diluted:
Numerator:
Net income	$75,587	$42,331	$194,286	$272,627
Net (income) attributable to noncontrolling interests in consolidated affiliates	(894)	(298)	(1,469)	(872)
Distributions on Preferred Units	(621)	(622)	(1,864)	(1,866)
Net income available for common unitholders	$74,072	$41,411	$190,953	$269,889
Denominator:
Denominator for basic earnings per Common Unit – weighted average units (1)	106,705	106,329	106,546	106,283
Add:
Stock options using the treasury method	25	2	17	10
Denominator for diluted earnings per Common Unit – adjusted weighted average units and assumed conversions	106,730	106,331	106,563	106,293
Net income available for common unitholders	$0.69	$0.39	$1.79	$2.54
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Rental and Other Revenues:
Office:
Atlanta	$36,672	$36,022	$108,385	$110,518
Charlotte	14,313	8,858	32,364	26,801
Nashville	36,136	34,661	106,873	103,780
Orlando	12,852	11,518	38,141	36,844
Pittsburgh	14,220	14,430	42,787	44,054
Raleigh	42,471	32,037	117,168	95,792
Richmond	12,050	11,878	35,263	35,972
Tampa	23,856	24,575	74,166	75,177
Total Office Segment	192,570	173,979	555,147	528,938
Other	2,925	7,064	9,655	28,058
Total Rental and Other Revenues	$195,495	$181,043	$564,802	$556,996

Net Operating Income:
Office:
Atlanta	$24,157	$23,303	$71,779	$72,387
Charlotte	11,159	6,973	25,446	21,298
Nashville	27,355	25,022	78,172	74,907
Orlando	7,920	6,505	23,414	22,260
Pittsburgh	8,291	8,934	25,591	26,954
Raleigh	31,425	24,037	88,005	71,670
Richmond	7,805	8,204	24,092	25,403
Tampa	15,143	16,829	49,640	51,025
Total Office Segment	133,255	119,807	386,139	365,904
Other	1,673	4,344	5,681	16,879
Total Net Operating Income	134,928	124,151	391,820	382,783
Reconciliation to net income:
Depreciation and amortization	(66,547)	(60,303)	(189,423)	(180,914)
Impairments of real estate assets	—	—	—	(1,778)
General and administrative expenses	(10,350)	(9,155)	(30,409)	(30,169)
Interest expense	(21,986)	(19,886)	(60,755)	(61,003)
Other income/(loss)	424	(3,311)	1,068	(2,654)
Gains on disposition of property	38,572	10,012	80,371	163,397
Equity in earnings of unconsolidated affiliates	546	823	1,614	2,965
Net income	$75,587	$42,331	$194,286	$272,627

	September 30, 2021	December 31, 2020
Total Assets:
Office:
Atlanta	$999,319	$1,011,807
Charlotte	775,852	443,051
Nashville	1,264,025	1,191,219
Orlando	284,361	289,129
Pittsburgh	312,304	313,783
Raleigh	1,276,356	839,831
Richmond	211,263	240,976
Tampa	533,400	556,951
Total Office Segment	5,656,880	4,886,747
Other	97,192	322,670
Total Assets	$5,754,072	$5,209,417

15.    Contingencies

Since early March 2020, efforts to slow the spread of the COVID-19 virus have had a significant impact on the U.S. economy. We continue to follow the policies described in Notes 1 and 2 to our Consolidated Financial Statements contained in our 2020 Annual Report on Form 10-K, including those related to impairments of real estate assets and investments in unconsolidated affiliates, leases and estimates of credit losses on operating lease receivables. While the results of our current analyses did not result in any material adjustments to amounts as of and during the three and nine months ended September 30, 2021, circumstances related to the COVID-19 pandemic may result in recording impairments, lease modifications and credit losses in future periods.

16.    Subsequent Events

On October 4, 2021, we acquired development land in Nashville for a purchase price, including capitalized acquisition costs, of $35.1 million.

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

COVID-19

The COVID-19 pandemic has obviously had a significant impact on the U.S. economy since March 2020. It is very difficult to predict when, if and to what extent economic activity will return to pre-COVID-19 levels. The COVID-19 pandemic did have somewhat of an impact on our third quarter of 2021 financial results. Our financial results for the remainder of 2021 and future leasing activity could be adversely affected by the COVID-19 pandemic. Factors that could cause actual results to differ materially from our current expectations are set forth under “Disclosure Regarding Forward-Looking Statements.”

While all buildings and parking facilities have remained open for business, the usage of our assets has continued to remain significantly lower than pre-pandemic levels. As a result, compared to pre-pandemic levels, parking and parking-related revenues have continued to be low, largely offsetting reduced operating expenses, net of expense recoveries. Until usage increases, which will depend on the duration of the COVID-19 pandemic, which is difficult to estimate, we expect that reduced usage will continue to result in reduced parking revenues, which will be partially offset by reduced operating expenses. We currently do not expect usage will meaningfully increase until at least the first quarter of 2022.

Revenues

Our operating results depend heavily on successfully leasing and operating the office space in our portfolio. Economic growth and office employment levels in our core markets are important factors, among others, in predicting our future operating results.

The key components affecting our rental and other revenues are average occupancy, rental rates, cost recovery income, new developments placed in service, acquisitions and dispositions. Average occupancy generally increases during times of improving economic growth, as our ability to lease space outpaces vacancies that occur upon the expirations of existing leases. Average occupancy generally declines during times of slower or negative economic growth, when new vacancies tend to outpace our ability to lease space. Asset acquisitions, dispositions and new developments placed in service directly impact our rental revenues and could impact our average occupancy, depending upon the occupancy rate of the properties that are acquired, sold or placed in service. A further indicator of the predictability of future revenues is the expected lease expirations of our portfolio. As a result, in addition to seeking to increase our average occupancy by leasing current vacant space, we also concentrate our leasing efforts on renewing existing leases prior to expiration. For more information regarding our lease expirations, see “Properties - Lease Expirations” in our 2020 Annual Report on Form 10-K. Occupancy in our office portfolio increased from 90.3% at December 31, 2020 to 90.4% at September 30, 2021. We expect average occupancy for our office portfolio to be approximately 90% to 91% for the remainder of 2021. However, average occupancy in the remainder of 2021 will be lower, perhaps significantly lower, if the COVID-19 pandemic causes vacancies and move-outs due to customers that default on their leases, file bankruptcy or otherwise experience significant financial difficulty. Potential changes in customer behavior, such as the continued social acceptance, desirability and perceived economic benefits of work-from-home arrangements, could also materially and negatively impact the future demand for office space, resulting in slower overall leasing and negatively impacting our revenues.

Whether or not our rental revenue tracks average occupancy proportionally depends upon whether GAAP rents under signed new and renewal leases are higher or lower than the GAAP rents under expiring leases. Annualized rental revenues from second generation leases expiring during any particular year are typically less than 15% of our total annual rental revenues. The following table sets forth information regarding second generation office leases signed during the third quarter of 2021 (we define second generation office leases as leases with new customers and renewals of existing customers in office space that has been previously occupied under our ownership and leases with respect to vacant space in acquired buildings):

	New	Renewal	All Office
Leased space (in rentable square feet)	245,199	427,148	672,347
Average term (in years - rentable square foot weighted)	5.8	6.3	6.1
Base rents (per rentable square foot) (1)	$28.94	$33.48	$31.82
Rent concessions (per rentable square foot) (1)	(1.67)	(1.28)	(1.42)
GAAP rents (per rentable square foot) (1)	$27.27	$32.20	$30.40
Tenant improvements (per rentable square foot) (1)	$5.65	$3.74	$4.44
Leasing commissions (per rentable square foot) (1)	$0.99	$1.08	$1.05
__________
(1)    Weighted average per rentable square foot on an annual basis over the lease term.

Annual combined GAAP rents for new and renewal leases signed in the third quarter were $30.40 per rentable square foot, 19.3% higher compared to previous leases in the same office spaces.

We strive to maintain a diverse, stable and creditworthy customer base. We have an internal guideline whereby customers that account for more than 3% of our annualized revenues are periodically reviewed with the Company’s Board of Directors. As of September 30, 2021, the Federal Government (3.7%) and Bank of America (3.6%) accounted for more than 3% of our annualized cash revenues.

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

Net Operating Income

Whether or not we record increasing net operating income (“NOI”) in our same property portfolio typically depends upon our ability to garner higher rental revenues, whether from higher average occupancy, higher GAAP rents per rentable square foot or higher cost recovery income, that exceed any corresponding growth in operating expenses. Same property NOI was $1.9 million, or 1.6%, higher in the third quarter of 2021 as compared to 2020 due to an increase of $2.5 million in same property revenues offset by an increase of $0.6 million in same property expenses. We expect same property NOI to be lower for the remainder of 2021 as compared to 2020 as an anticipated increase in same property expenses, mostly from the gradual increase in usage of our assets, is expected to more than offset higher anticipated same property revenues. We expect same property revenues to be higher due to higher average GAAP rents per rentable square foot and higher cost recovery and parking income, partially offset by an anticipated decrease in average occupancy. Same property NOI could be further negatively impacted if the COVID-19 pandemic causes losses related to customer difficulties.

In addition to the effect of same property NOI, whether or not NOI increases typically depends upon whether the NOI from our acquired properties and development properties placed in service exceeds the NOI from property dispositions. NOI was $10.8 million, or 8.7%, higher in the third quarter of 2021 as compared to 2020 primarily due to the acquisitions of real estate assets from Preferred Apartment Communities, Inc. (NYSE:APTS) (“PAC”) and our joint venture partner’s 75.0% interest in our Highwoods DLF Forum, LLC joint venture (the “Forum”), development properties placed in service and higher same property NOI, partially offset by NOI lost from property dispositions. We expect NOI to be higher for the remainder of 2021 as compared to 2020 due to the acquisitions of real estate assets from PAC and our joint venture partner’s 75.0% interest in the Forum and development properties placed in service, partially offset by NOI lost from property dispositions and lower same property NOI. Similar to same property NOI, NOI could be negatively impacted if the COVID-19 pandemic causes losses related to customer difficulties.

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

Liquidity and Capital Resources

We continue to maintain a conservative and flexible balance sheet and believe we have ample liquidity to fund our operations and growth prospects. As of October 19, 2021, we had $155.0 million drawn on our $750.0 million revolving credit facility, which is scheduled to mature in March 2025. Assuming we are in compliance with our covenants, we have an option to extend the maturity for two additional six-month periods. At September 30, 2021, our leverage ratio, as measured by the ratio of our mortgages and notes payable and outstanding preferred stock to the undepreciated book value of our assets, was 41.0% and there were 107.2 million diluted shares of Common Stock outstanding.

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

•the issuance of equity securities by the Company or the Operating Partnership; and

•the disposition of non-core assets.

We have no material debt scheduled to mature until the fourth quarter of 2022. We generally believe we will be able to satisfy these obligations with existing cash, borrowings under our revolving credit facility, new bank term loans, issuance of other unsecured debt, mortgage debt and/or proceeds from the sale of additional non-core assets.

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

During the third quarter of 2021, we closed the acquisition of a portfolio of real estate assets from PAC. The portfolio consists of the following assets:

Asset	Market	Submarket/BBD	Square Footage
150 Fayetteville	Raleigh	CBD	560,000
CAPTRUST Towers	Raleigh	North Hills	300,000
Capitol Towers	Charlotte	SouthPark	479,000
Morrocroft Centre	Charlotte	SouthPark	291,000
Galleria 75 Redevelopment Site	Atlanta	Cumberland/Galleria

Our total purchase price, net of closing credits and cash acquired, was $653.6 million, including $4.5 million of capitalized acquisition costs. The acquisition included the assumption of four secured loans recorded at fair value of $403 million in the aggregate, with a weighted average effective interest rate of 3.54% and a weighted average maturity of 10.7 years. We incurred $3.5 million of debt issuance costs related to these assumptions.

With respect to non-core assets we had previously agreed to acquire from PAC, the mezzanine loan related to a recently constructed office building in Atlanta was paid off in full by the third party borrower and PAC sold Armour Yards, a multi-building creative office project in Atlanta, to a third party.

Results of Operations

Three Months Ended September 30, 2021 and 2020

Rental and Other Revenues

Rental and other revenues were $14.5 million, or 8.0%, higher in the third quarter of 2021 as compared to 2020 primarily due to the acquisitions of real estate assets from PAC and our joint venture partner’s 75.0% interest in the Forum, development properties placed in service and higher same property revenues, which increased rental and other revenues by $15.0 million, $2.7 million and $2.5 million, respectively. Same property rental and other revenues were higher primarily due to higher average GAAP rents per rentable square foot, higher parking income and lower credit losses, partially offset by a decrease in average occupancy. These increases were partially offset by lost revenue of $6.0 million from property dispositions. We expect rental and other revenues to be higher for the remainder of 2021 as compared to 2020 for similar reasons. Rental and other revenues could be negatively impacted if the COVID-19 pandemic causes losses related to customer difficulties.

Operating Expenses

Rental property and other expenses were $3.7 million, or 6.5%, higher in the third quarter of 2021 as compared to 2020 primarily due to the acquisitions of real estate assets from PAC and our joint venture partner’s 75.0% interest in the Forum, higher same property operating expenses and development properties placed in service, which increased operating expenses by $4.0 million, $0.6 million and $0.4 million, respectively. Same property operating expenses were higher primarily due to higher contract services, repairs and maintenance and utilities as a result of the gradual increase in the usage of our assets. These increases were partially offset by a $1.8 million decrease in operating expenses from property dispositions. We expect rental property and other expenses to be higher for the remainder of 2021 as compared to 2020 for similar reasons.

Depreciation and amortization was $6.2 million, or 10.4%, higher in the third quarter of 2021 as compared to 2020 primarily due to the acquisitions of real estate assets from PAC and our joint venture partner’s 75.0% interest in the Forum, development properties placed in service and higher same property lease related depreciation and amortization, partially offset by fully amortized acquisition-related intangible assets and property dispositions. We expect depreciation and amortization to be higher for the remainder of 2021 as compared to 2020 for similar reasons.

General and administrative expenses were $1.2 million, or 13.1%, higher in the third quarter of 2021 as compared to 2020 due to higher incentive compensation, partially offset by lower salaries and benefits. We experienced lower salaries in 2021 as a result of the reduction in the number of employees throughout 2020 primarily due to our exiting of the Greensboro and Memphis markets and the subsequent closing of those division offices and the resulting synergies garnered from the ongoing simplification of our business. We expect general and administrative expenses to be relatively consistent for the remainder of 2021 as compared to 2020 due to higher incentive compensation offset by lower salaries, severance and early retirement costs.

Interest Expense

Interest expense was $2.1 million, or 10.6%, higher in the third quarter of 2021 as compared to 2020 primarily due to higher average debt balances, partially offset by higher capitalized interest and lower average interest rates. We expect interest expense to be higher for the remainder of 2021 as compared to 2020 due to higher average debt balances and lower capitalized interest.

Other Income/(Loss)

Other income/(loss) was income of $0.4 million in the third quarter of 2021 as compared to a loss of $3.3 million in the third quarter of 2020 primarily due to losses on debt extinguishment in 2020.

Gains on Disposition of Property

Gains on disposition of property were $28.6 million higher in the third quarter of 2021 as compared to 2020 due to the net effect of the disposition activity in such periods.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $0.3 million, or 33.7%, lower in the third quarter of 2021 as compared to 2020 primarily due to the acquisition of our joint venture partner’s 75.0% interest in the Forum. We expect equity in earnings of unconsolidated affiliates to be lower for the remainder of 2021 as compared to 2020 for the same reason. Equity in earnings of unconsolidated affiliates could be negatively impacted if the COVID-19 pandemic causes losses related to customer difficulties.

Earnings Per Common Share - Diluted

Diluted earnings per common share was $0.30 higher in the third quarter of 2021 as compared to 2020 due to an increase in net income for the reasons discussed above.

Nine Months Ended September 30, 2021 and 2020

Rental and Other Revenues

Rental and other revenues were $7.8 million, or 1.4%, higher in the nine months ended September 30, 2021 as compared to 2020 primarily due to the acquisitions of real estate assets from PAC and our joint venture partner’s 75.0% interest in the Forum, development properties placed in service, the recognition of deferred leasing commission income that was received in connection with the Forum acquisition and higher same property revenues, which increased rental and other revenues by $22.6 million, $5.0 million, $1.5 million and $0.3 million, respectively. Same property rental and other revenues were higher primarily due to higher average GAAP rents per rentable square foot and lower credit losses, partially offset by a decrease in average occupancy. These increases were partially offset by lost revenue of $21.4 million from property dispositions.

Operating Expenses

Rental property and other expenses were $1.2 million, or 0.7%, lower in the nine months ended September 30, 2021 as compared to 2020 primarily due to property dispositions and lower same property operating expenses, which decreased operating expenses by $7.7 million and $0.5 million, respectively. Same property operating expenses were lower primarily due to lower utilities and contract services as a result of reduced usage of our assets because of the COVID-19 pandemic. These decreases were partially offset by the acquisitions of real estate assets from PAC and our joint venture partner’s 75.0% interest in the Forum and development properties placed in service, which increased operating expenses by $5.7 million and $0.8 million, respectively.

Depreciation and amortization was $8.5 million, or 4.7%, higher in the nine months ended September 30, 2021 as compared to 2020 primarily due to the acquisition s of real estate assets from PAC and our joint venture partner’s 75.0% interest in the Forum, development properties placed in service and higher same property lease related depreciation and amortization, partially offset by fully amortized acquisition-related intangible assets and property dispositions.

We recorded an impairment of real estate assets of $1.8 million in the nine months ended September 30, 2020, which resulted from a change in market-based inputs and our assumptions about the use of the assets. We recorded no such impairment in 2021.

General and administrative expenses were $0.2 million, or 0.8%, higher in the nine months ended September 30, 2021 as compared to 2020 primarily due to higher incentive compensation, partially offset by lower salaries, benefits, severance and early retirement costs. We experienced lower salaries and benefits in 2021 as a result of the reduction in the number of employees throughout 2020 primarily due to our exiting of the Greensboro and Memphis markets and the subsequent closing of those division offices and the resulting synergies garnered from the ongoing simplification of our business.

Interest Expense

Interest expense was $0.2 million, or 0.4%, lower in the nine months ended September 30, 2021 as compared to 2020 primarily due to higher capitalized interest and lower average interest rates, partially offset by higher average debt balances.

Other Income/(Loss)

Other income/(loss) was income of $1.1 million in the nine months ended September 30, 2021 as compared to a loss of $2.7 million in the nine months ended September 30, 2020 primarily due to losses on debt extinguishment in 2020.

Gains on Disposition of Property

Gains on disposition of property were $83.0 million lower in the nine months ended September 30, 2021 as compared to 2020 primarily due to our market rotation plan of exiting the Greensboro and Memphis markets in 2020.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $1.4 million, or 45.6%, lower in the nine months ended September 30, 2021 as compared to 2020 primarily due to the acquisition of our joint venture partner’s 75.0% interest in the Forum.

Earnings Per Common Share - Diluted

Diluted earnings per common share was $0.74 lower in the nine months ended September 30, 2021 as compared to 2020 due to a decrease in net income for the reasons discussed above.

Liquidity and Capital Resources

Statements of Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in the Company’s cash flows (in thousands):

	Nine Months Ended September 30,
	2021	2020	Change
Net Cash Provided By Operating Activities	$309,218	$275,459	$33,759
Net Cash Provided By/(Used In) Investing Activities	(373,225)	80,369	(453,594)
Net Cash Used In Financing Activities	(84,339)	(242,299)	157,960
Total Cash Flows	$(148,346)	$113,529	$(261,875)

The change in net cash provided by operating activities in the nine months ended September 30, 2021 as compared to 2020 was primarily due to higher net cash from the operations of acquired real estate assets from PAC and our joint venture partner’s 75.0% interest in the Forum, same properties and development properties placed in service and changes in operating assets, partially offset by property dispositions. We expect net cash related to operating activities to be higher for the remainder of 2021 as compared to 2020 for the same reasons.

The change in net cash provided by/(used in) investing activities in the nine months ended September 30, 2021 as compared to 2020 was primarily due to the acquisitions of real estate assets from PAC and our joint venture partner’s 75.0% interest in the Forum and net proceeds from disposition activity in 2020, partially offset by higher investments in development in-process, tenant improvements and building improvements in 2020. We expect uses of cash for investing activities for the remainder of 2021 to be primarily driven by whether or not we acquire and/or commence development of additional office buildings. We expect these uses of cash for investing activities, if any, will be partially offset by proceeds from property dispositions for the remainder of 2021.

The change in net cash used in financing activities in the nine months ended September 30, 2021 as compared to 2020 was primarily due to higher net debt repayments in 2020. Assuming the net effect of our acquisition, disposition and development activity in the remainder of 2021 results in an increase to our assets, we would expect outstanding debt and/or Common Stock balances to increase.

Capitalization

The following table sets forth the Company’s capitalization (in thousands, except per share amounts):

	September 30, 2021	December 31, 2020
Mortgages and notes payable, net, at recorded book value	$2,942,902	$2,470,021
Preferred Stock, at liquidation value	$28,821	$28,826
Common Stock outstanding	104,383	103,922
Common Units outstanding (not owned by the Company)	2,832	2,839
Per share stock price at period end	$43.86	$39.63
Market value of Common Stock and Common Units	$4,702,450	$4,230,938
Total capitalization	$7,674,173	$6,729,785

At September 30, 2021, our mortgages and notes payable and outstanding preferred stock represented 38.7% of our total capitalization and 41.0% of the undepreciated book value of our assets. See also “Executive Summary - Liquidity and Capital Resources.”

Our mortgages and notes payable as of September 30, 2021 consisted of $493.9 million of secured indebtedness with a weighted average interest rate of 3.63% and $2,464.8 million of unsecured indebtedness with a weighted average interest rate of 3.20%. The secured indebtedness, which includes four secured loans recorded at fair value of $403 million in the aggregate assumed as part of the acquisition of real estate assets from PAC, was collateralized by real estate assets with an undepreciated book value of $721.0 million. As of September 30, 2021, $373.0 million of our debt does not bear interest at fixed rates or is not protected by interest rate hedge contracts.

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

Acquisitions

As noted above under “Executive Summary,” the acquisition of real estate assets from PAC was completed during the third quarter of 2021. We funded the initial cash portion of the purchase price with a combination of restricted cash held in escrow as the result of recent non-core asset sales and our $200.0 million, six-month unsecured bridge facility. Our plan is to ultimately fund the acquisition primarily by accelerating the sale of $500 to $600 million of non-core assets by mid-2022. We can provide no assurances, however, that we will dispose of any assets on favorable terms, or at all, because the dispositions are subject to the negotiation and execution of sale agreements and would then be subject to the buyers’ completion of satisfactory due diligence and other customary closing conditions. Approximately $250 million of the planned dispositions are expected to qualify for tax-deferred treatment under Section 1031 of the Internal Revenue Code.

During the third quarter of 2021, we also acquired development land in Nashville for a purchase price, including capitalized acquisition costs, of $22.9 million.

On October 4, 2021, we acquired additional development land in Nashville for a purchase price, including capitalized acquisition costs, of $35.1 million.

Dispositions

During the third quarter of 2021, we sold two office buildings in Richmond and Memphis for an aggregate sale price of $119.7 million (before closing credits to buyer of $4.4 million) and recorded aggregate gains on disposition of property of $37.3 million.

We have a 50.0% ownership interest in Highwoods-Markel Associates, LLC (“Markel”), a consolidated joint venture. During the third quarter of 2021, Markel sold land in Richmond for a sale price of $3.0 million and recorded gain on disposition of property of $1.3 million.

Financing Activity

During 2020, we entered into separate equity distribution agreements with each of Wells Fargo Securities, LLC, BofA Securities, Inc., BTIG, LLC, Capital One Securities, Inc., Fifth Third Securities, Inc., Jefferies LLC, J.P. Morgan Securities LLC, Regions Securities LLC and SunTrust Robinson Humphrey, Inc. Under the terms of the equity distribution agreements, the Company may offer and sell up to $300.0 million in aggregate gross sales price of shares of Common Stock from time to time through such firms, acting as agents of the Company or as principals. Sales of the shares, if any, may be made by means of ordinary brokers’ transactions on the New York Stock Exchange (“NYSE”) or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices or as otherwise agreed with any of such firms (which may include block trades). During the third quarter of 2021, the Company issued 150,260 shares of Common Stock at an average gross sales price of $45.81 per share and received net proceeds, after sales commissions, of $6.8 million. We paid an aggregate of $0.1 million in sales commissions to BofA Securities, Inc. during the third quarter of 2021.

During the first quarter of 2021, we entered into a new $750.0 million unsecured revolving credit facility, which replaced our previously existing $600.0 million revolving credit facility and includes an accordion feature that allows for an additional $550.0 million of borrowing capacity subject to additional lender commitments. Our new revolving credit facility is scheduled to mature in March 2025. Assuming no defaults have occurred, we have an option to extend the maturity for two additional six-

month periods. The current interest rate on the new facility at our existing credit ratings is LIBOR plus 90 basis points and the annual facility fee is 20 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody’s Investors Service or Standard & Poor’s Ratings Services. The financial and other covenants under the new facility are substantially similar to our previous credit facility. We incurred $4.8 million of debt issuance costs, which will be amortized along with certain existing unamortized debt issuance costs over the remaining term of our new revolving credit facility. We recorded $0.1 million of loss on debt extinguishment. There was $135.0 million and $155.0 million outstanding under our new revolving credit facility at September 30, 2021 and October 19, 2021, respectively. At both September 30, 2021 and October 19, 2021, we had $0.1 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at September 30, 2021 and October 19, 2021 was $614.9 million and $594.9 million, respectively.

During the third quarter of 2021, in conjunction with the acquisition of real estate assets from PAC, we assumed four secured mortgage loans recorded at fair value of $403 million in the aggregate, with a weighted average effective interest rate of 3.54% and a weighted average maturity of 10.7 years. We incurred $3.5 million of debt issuance costs related to these assumptions, which will be amortized over the remaining terms of the loans.

During the third quarter of 2021, we also obtained a $200.0 million, six-month unsecured bridge facility. The bridge facility is originally scheduled to mature in January 2022 and can be extended at our option for an additional six-month period. The bridge facility bears interest at LIBOR plus 85 basis points, has a commitment fee of 20 basis points and contains financial and other covenants that are similar to the covenants under our $750 million unsecured revolving credit facility. The interest rate is based on the higher of the publicly announced ratings from Moody’s Investors Service or Standard & Poor’s Ratings Services. There was $88.0 million outstanding under our bridge facility at both September 30, 2021 and October 19, 2021. We incurred $1.0 million of debt issuance costs related to this bridge facility which are being amortized over the six-month term.

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

During the third quarter of 2021, the Company declared and paid a cash dividend of $0.50 per share of Common Stock.

Current and Future Cash Needs

We anticipate that our available cash and cash equivalents, cash flows from operating activities and other available financing sources, including the issuance of debt securities by the Operating Partnership, the issuance of secured debt, bank term loans, borrowings under our revolving credit facility and the issuance of equity securities by the Company or the Operating Partnership and the disposition of non-core assets, will be adequate to meet our short-term liquidity requirements, including paying off the $88.0 million outstanding at October 19, 2021 under our $200.0 million, six-month unsecured bridge facility due in January 2022.

The unused capacity of our revolving credit facility at September 30, 2021 and October 19, 2021 was $614.9 million and $594.9 million, respectively, excluding an accordion feature that allows for an additional $550.0 million of borrowing capacity subject to additional lender commitments.

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

As noted above under “Investment Activity,” we previously announced a plan to sell $500 million to $600 million of non-core assets by mid-2022. Since our announcement, we have sold $163 million of non-core assets and expect to sell an additional $87 million to $137 million of properties no longer considered to be core assets due to location, age, quality and/or overall strategic fit in the remainder of 2021. We can make no assurance, however, that we will sell any non-core assets or, if we do, what the timing or terms of any such sale will be.

See also “Executive Summary - Liquidity and Capital Resources.”

Critical Accounting Estimates

There were no changes made by management to the critical accounting policies in the nine months ended September 30, 2021. For a description of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our 2020 Annual Report on Form 10-K.

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

The following table sets forth the Company’s FFO, FFO available for common stockholders and FFO available for common stockholders per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Funds from operations:
Net income	$75,587	$42,331	$194,286	$272,627
Net (income) attributable to noncontrolling interests in consolidated affiliates	(894)	(298)	(1,469)	(872)
Depreciation and amortization of real estate assets	65,823	59,622	187,344	178,818
Impairments of depreciable properties	—	—	—	1,778
(Gains) on disposition of depreciable properties	(37,309)	(10,012)	(79,108)	(162,673)
Unconsolidated affiliates:
Depreciation and amortization of real estate assets	185	653	584	1,803
Funds from operations	103,392	92,296	301,637	291,481
Dividends on Preferred Stock	(621)	(622)	(1,864)	(1,866)
Funds from operations available for common stockholders	$102,771	$91,674	$299,773	$289,615
Funds from operations available for common stockholders per share	$0.96	$0.86	$2.80	$2.71
Weighted average shares outstanding (1)	107,139	106,740	106,972	106,702
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

As of September 30, 2021, our same property portfolio consisted of 157 in-service properties encompassing 25.3 million rentable square feet that were wholly owned during the entirety of the periods presented (from January 1, 2020 to September 30, 2021). As of December 31, 2020, our same property portfolio consisted of 159 in-service properties encompassing 24.4 million rentable square feet that were wholly owned during the entirety of the periods presented (from January 1, 2019 to December 31, 2020). The change in our same property portfolio was due to the addition of one property encompassing 0.8 million rentable square feet acquired during 2019 and three newly developed properties encompassing 0.7 million rentable square feet placed in service during 2019. These additions were offset by the removal of six properties (four office buildings and two amenity retail properties) encompassing 0.7 million rentable square feet that were sold during 2021.

Rental and other revenues related to properties not in our same property portfolio were $22.6 million and $10.6 million for the three months ended September 30, 2021 and 2020, respectively, and $44.7 million and $37.2 million for the nine months ended September 30, 2021 and 2020, respectively. Rental property and other expenses related to properties not in our same property portfolio were $6.3 million and $3.3 million for the three months ended September 30, 2021 and 2020, respectively, and $12.3 million and $13.0 million for the nine months ended September 30, 2021 and 2020, respectively.

The following table sets forth the Company’s NOI, same property NOI and same property cash NOI (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$75,587	$42,331	$194,286	$272,627
Equity in earnings of unconsolidated affiliates	(546)	(823)	(1,614)	(2,965)
Gains on disposition of property	(38,572)	(10,012)	(80,371)	(163,397)
Other (income)/loss	(424)	3,311	(1,068)	2,654
Interest expense	21,986	19,886	60,755	61,003
General and administrative expenses	10,350	9,155	30,409	30,169
Impairments of real estate assets	—	—	—	1,778
Depreciation and amortization	66,547	60,303	189,423	180,914
Net operating income	134,928	124,151	391,820	382,783
Non same property and other net operating income	(16,210)	(7,299)	(32,371)	(24,229)
Same property net operating income	$118,718	$116,852	$359,449	$358,554

Same property net operating income	$118,718	$116,852	$359,449	$358,554
Lease termination fees, straight-line rent and other non-cash adjustments (1)	(3,189)	(8,286)	(9,456)	(34,353)
Same property cash net operating income	$115,529	$108,566	$349,993	$324,201
__________
(1)    Includes $0.4 million and $2.4 million of repayments of temporary rent deferrals, net of additional temporary rent deferrals granted by the Company during the three and nine months ended September 30, 2021, respectively. Includes $0.9 million and $5.9 million of temporary rent deferrals granted by the Company during the three and nine months ended September 30, 2020, respectively.

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

At September 30, 2021, we had $2,535.7 million principal amount of fixed rate debt outstanding, a $251.7 million increase as compared to December 31, 2020, excluding debt with a variable rate that is effectively fixed by related interest rate hedge contracts. The estimated aggregate fair market value of this debt was $2,682.0 million. If interest rates had been 100 basis points higher, the aggregate fair market value of our fixed rate debt would have been $164.5 million lower. If interest rates had been 100 basis points lower, the aggregate fair market value of our fixed rate debt would have been $178.5 million higher.

At September 30, 2021, we had $373.0 million of variable rate debt outstanding, a $223.0 million increase as compared to December 31, 2020, not protected by interest rate hedge contracts. If the weighted average interest rate on this variable rate debt had been 100 basis points higher or lower, the annual interest expense at September 30, 2021 would increase or decrease by $3.7 million.

At September 30, 2021, we had $50.0 million of variable rate debt outstanding with $50.0 million of related floating-to-fixed interest rate swaps. These swaps effectively fix the underlying one-month LIBOR rate at a weighted average rate of 1.693%. If the underlying LIBOR interest rates increase or decrease by 100 basis points, the aggregate fair market value of the swaps at September 30, 2021 would increase or decrease by $0.1 million.

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

SEC rules also require us to establish and maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in internal control over financial reporting during the three months ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were also no changes in internal control over financial reporting during the three months ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the third quarter of 2021, the Company issued an aggregate of 5,238 shares of Common Stock to holders of Common Units in the Operating Partnership upon the redemption of a like number of Common Units in private offerings exempt from the registration requirements pursuant to Section 4(2) of the Securities Act. Each of the holders of Common Units was an accredited investor under Rule 501 of the Securities Act. The resale of such shares was registered by the Company under the Securities Act.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1
Credit Agreement, dated as of July 29, 2021, by and among the Company, the Operating Partnership, JPMorgan Chase Bank, N.A., as Administrative Agent and a Lender, Bank of America, N.A., as Co-Syndication Agent, PNC Bank, National Association, as Co-Syndication Agent, Wells Fargo Bank, National Association, as Co-Syndication Agent, and the Other Lenders named therein (filed as part of the Company’s Current Report on Form 8-K dated as of July 29, 2021)

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

Date: October 26, 2021