Form 10-K
period 2021-12-31
HIGHWOODS PROPERTIES, INC.; HIGHWOODS REALTY LTD PARTNERSHIP
filed 2022-02-08
CIK 921082, 941713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2021
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
Highwoods Properties, Inc.  Yes  ☐    No ☒    Highwoods Realty Limited Partnership  Yes  ☐    No ☒

The aggregate market value of shares of Common Stock of Highwoods Properties, Inc. held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on June 30, 2021 was approximately $4.6 billion. At January 28, 2022, there were 104,892,780 shares of Common Stock outstanding.

There is no public trading market for the Common Units of Highwoods Realty Limited Partnership. As a result, an aggregate market value of the Common Units of Highwoods Realty Limited Partnership cannot be determined.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of Highwoods Properties, Inc. to be filed in connection with its Annual Meeting of Stockholders to be held May 10, 2022 are incorporated by reference in Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14.

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

Certain information contained herein is presented as of January 28, 2022, the latest practicable date for financial information prior to the filing of this Annual Report.

This report combines the Annual Reports on Form 10-K for the period ended December 31, 2021 of the Company and the Operating Partnership. We believe combining the annual reports into this single report results in the following benefits:

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

•Note 11 - Equity; and

•Note 15 - Earnings Per Share and Per Unit.

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

At December 31, 2021, the Company owned all of the Preferred Units and 104.5 million, or 97.7%, of the Common Units in the Operating Partnership. Limited partners owned the remaining 2.5 million Common Units. Generally, the Operating Partnership is obligated to redeem each Common Unit at the request of the holder thereof for cash equal to the value of one share of Common Stock based on the average of the market price for the 10 trading days immediately preceding the notice date of such redemption, provided that the Company, at its option, may elect to acquire any such Common Units presented for redemption for cash or one share of Common Stock. The Common Units owned by the Company are not redeemable.

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

During 2021, the Company filed unqualified Section 303A certifications with the NYSE. The Company and the Operating Partnership have also filed the CEO and CFO certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as exhibits to this Annual Report.

Our Strategy

We are in the work-placemaking business. We believe that in creating environments and experiences where the best and brightest can achieve together what they cannot apart, we can deliver greater value to our customers, their teammates and, in turn, our stockholders. Our simple strategy is to own and manage high-quality workplaces in the BBDs within our footprint, maintain a strong balance sheet to be opportunistic throughout economic cycles, employ a talented and dedicated team and communicate transparently with all stakeholders. We focus on owning and managing buildings in the most dynamic and vibrant BBDs. BBDs are highly-energized and amenitized workplace locations that enhance our customers’ ability to attract and retain talent. They are both urban and suburban. Providing the most talent-supportive workplace options in these environments is core to our work-placemaking strategy.

Our investment strategy is to generate attractive and sustainable returns over the long term for our stockholders by developing, acquiring and owning a portfolio of high-quality, differentiated office buildings in the BBDs of our core markets. A core component of this strategy is to continuously strengthen the financial and operational performance, resiliency and long-term growth prospects of our existing in-service portfolio and recycle out of those properties that no longer meet our criteria.

Since the beginning of 2019, we have acquired 3.1 million square feet of trophy office assets for a total investment of $1.3 billion, placed in service 1.8 million square feet of highly pre-leased new office development for a total investment of $691 million and sold 6.7 million square feet of non-core office and industrial assets for $992 million. This series of transactions included our exit from Greensboro and Memphis and entry into Charlotte, a higher-growth market with greater future upside opportunities.

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

Environmental

We are firmly committed to our intrinsic and societal responsibility to routinely minimize all environmental impacts resulting from the development and operation of our properties. Our plan is to continue minimizing our energy intensity, carbon emissions and water consumption and strive to mitigate pollution, ensure environmental compliance and create healthy and productive workspaces for our customers and communities. To support and advance the environmental component of our ESG initiatives, we have formed a management-level corporate responsibility team that is overseen by the investment committee of the Company’s board of directors. The corporate responsibility team, comprised of a diverse group of disciplines including executive leadership, is charged with refining our ESG strategy, driving performance improvements across our portfolio and establishing and tracking progress towards goals. More information regarding our sustainability strategy and progress towards reaching our target goals is available in the Company’s Proxy Statement filed in connection with our annual meeting of stockholders and in our annual corporate responsibility report that can be found under the “Service Not Space/Sustainability” section of our website. Information on our website is not considered part of this Annual Report.

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

Information Security

We face risks associated with security breaches through cyber attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology networks and related systems. The audit committee of the Company’s Board of Directors is responsible for overseeing management’s risk assessment and risk management processes designed to monitor and control information security risk. Management, including the Company’s chief information officer, regularly briefs the audit committee on information security matters. These briefings occur as often as needed, but in no event less than once a year. The Company’s chief information officer also regularly briefs management’s information technology steering committee, which includes the CEO and CFO.

We have adopted and implemented an approach to identify and mitigate information security risks that we believe is commercially reasonable for real estate companies, including some of the best practices of the National Institute of Standards and Technology cyber security framework. Since January 1, 2018, we have not experienced any information security breaches that resulted in any financial loss. We have a cyber risk insurance policy designed to help us mitigate risk exposure by offsetting costs involved with recovery and remediation after an information security breach or similar event. We regularly engage independent third parties to test our information security processes and systems as part of our overall enterprise risk management. We regularly conduct information security training to ensure all employees are aware of information security risks and to enable them to take steps to mitigate such risks. As part of this program, we also take reasonable steps to ensure any employee who may come into possession of confidential financial or health information has received appropriate information security awareness training.

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

Fully-Integrated. Unlike some other REITs, which outsource the leasing, management, maintenance and/or customer service of their properties to third parties, we are a fully-integrated REIT that generally staffs the leasing, management, maintenance and customer service of our own portfolio. We believe being a fully-integrated REIT is in the best long-term interests of our stockholders for a number of reasons:

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

We had 348 full-time employees as of December 31, 2021, 11 fewer than we had as of December 31, 2020. Over the past three years, our average annual turnover rate was 11%, substantially lower than the average national industry turnover rate of 24% as reported by the Bureau of Labor Statistics. Our turnover rate was 16% for 2021 largely due to the volatility in the job markets created by the ongoing COVID-19 pandemic. However, this was lower than the average national industry turnover rate of 26% and we have generally backfilled most of these positions. Moreover, through our efforts in providing internship and cooperative education opportunities for future real estate professionals, we have identified a pool of talented professionals capable of filling future hiring needs. As of December 31, 2021, the average tenure of our employees was 10.5 years and the average age was 49.8 years.

Approximately 71% of our employees work in one of our division offices, most of which are directly involved in the management and maintenance of our portfolio. These include property managers, maintenance engineers and technicians, HVAC technicians and project managers. Personnel salaries and related costs of employees directly involved in the management and maintenance of our portfolio are allocated to our portfolio and recorded as rental property and other expenses. Approximately 2% of our employees work in our corporate development department and are directly involved in our development pipeline. When applicable, personnel salaries and related costs of such development employees are capitalized as a development expenditure. Approximately 5% of our employees are leasing professionals principally responsible for leasing our portfolio. When applicable, commissions and related costs of such leasing employees are capitalized as a leasing expenditure. Generally, all other employee costs are recorded as general and administrative expenses. In 2021, the total cost of our workforce, including salaries, commissions, bonuses, equity and non-equity incentive compensation and employee benefits was approximately $59.6 million.

We continually conduct risk assessments of our human capital needs. Additionally, we prioritize succession planning across various levels of our Company to ensure seamless transitions as employees are promoted, retire or otherwise depart from their current positions. One of our most significant human capital risks, which has been identified by many employers in our markets and throughout the country, concerns an increasing shortage of trade professionals in the future, as there are fewer younger trade professionals entering the workforce to replace retiring workers. Approximately 32% of our employees are highly specialized and skilled trade professionals, such as maintenance engineers and technicians and HVAC technicians. The average age of our trade professionals is 52 years, which is approximately three years older than the average age of the remainder of our employee base. To proactively combat the potential future shortage of skilled trade professionals, we have partnered with local trade schools in some of our markets to implement an apprenticeship program to encourage and incentivize younger workers to obtain the technical skills necessary to become a trade professional. In turn, we hope this program will create a pipeline of future maintenance engineers and technicians and HVAC technicians to join our Company.

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

•Fairness: Reward positive and successful achievements through a consistent pay-for-performance approach administered throughout our Company, including fair and equitable pay for all employees;

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

•Attractive paid time off, including up to 25 vacation days (depending on tenure), two personal holidays, nine company-wide holidays, one volunteer day, sick leave and parental leave for all new caregivers;

•Competitive match on contributions to our 401(k) retirement savings plan, in which over 90% of our employees participate; and

•15% discount on purchasing Common Stock through our employee stock purchase plan, in which nearly 30% of our employees participate.

All employees are paid a base salary. Nearly 50% of employees are eligible to receive an annual bonus, which usually ranges from 5% to 30% of the employee’s base salary. All employees are also eligible to receive a discretionary bonus from time to time to incentivize and reward excellent performance. Approximately 15% to 20% of employees typically receive a discretionary bonus each year, which usually ranges from $200 to $2,000.

Approximately 8% of our employees, including officers, are also eligible to receive long-term equity incentive compensation. Equity incentive awards provide such employees with an ownership interest in our company and a direct and demonstrable stake in our success. Equity incentive awards for non-officer employees are comprised of time-based restricted stock, which serves as a retention tool to deter participants from seeking other employment opportunities. Time-based restricted stock vests ratably on an annual basis, generally over a four-year term, and if an employee receiving such stock leaves, unvested shares are immediately forfeited except in the event of death, disability or as otherwise provided in our retirement plan.

Other than as described below, we have no compensation policies or programs that reward employees solely on a transaction-specific basis.

We have a development cash incentive plan pursuant to which all employees, excluding executive officers, can receive a cash payout from a development incentive pool. The amount of funds available to be earned under the plan depends upon the timing and cash yields of a qualifying development project and is included in the pro forma budget for the project. Payouts under the plan have generally ranged from $1,000 to $10,000 but could be higher under certain circumstances.

We also pay our in-house leasing professionals commissions for signed leases. We believe such commissions, which are paid in cash, are comparable to what we would pay in commission fees to outside brokers.

We do not believe that we have compensation policies or practices that create risks that are reasonably likely to have a material adverse effect on our Company. For example, the development cash incentive program does not create an inappropriate risk because all development projects (inclusive of any such incentive compensation) must be approved in advance by our executive officers and, in most cases, the full board or the investment committee of our board, none of whom are eligible to receive such incentives. Likewise, the payment of leasing commissions does not create an inappropriate risk because amounts payable are derived from net effective cash rents (which deducts leasing capital expenditures and operating expenses) and leases must be executed by an officer of our Company, none of whom is eligible to receive such commissions. Generally, lease transactions of a particular size or that contain terms or conditions that exceed certain guidelines also must be approved in advance by our senior leadership team. Additionally, we have an internal guideline whereby customers that account for more than 3% of our annualized revenues are periodically reviewed with the board. As of December 31, 2021, only the Federal Government (4.0%) and Bank of America (3.7%) accounted for more than 3% of our annualized cash revenues.

Health and Safety. Primarily because many of our employees are involved with the management and maintenance of our own portfolio, we have robust health and safety processes and training protocols designed to mitigate workplace incidents, risks and hazards. Among other things, we routinely conduct:

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

Employee Well-being. We believe a resilient portfolio starts with having resilient employees. Our well-being initiatives focus on the “whole person,” as we are concerned not only for the on-the-job health and safety of our employees, but also for their ability to lead healthy and productive personal lives. To that end, we have established wellness committees in each of our divisions and have a “HIW Well-being” program to promote holistic well-being. Our health benefit plans are designed to improve the overall health of our employees by decreasing costs and improving access to quality healthcare.

Employee Empowerment. While we own and operate a collection of high-quality office assets, we believe our team of dedicated real estate professionals is also critically important to our success. Over the past five years, by simplifying and streamlining our operations, we have reduced our overall headcount by nearly 100. This right-sizing of our employee base has created, and will continue to create, opportunities for individual career growth. The Company has long demonstrated a commitment to individual career growth. For example, nearly one-third of our current employees have had significant career advancement during their tenure with us. Through periodic career conversations that are held at least once a year with our employees, we create an environment that fosters and encourages an “ownership” mentality throughout our Company and empowers our employees to continuously seek new and better ways of doing business, particularly in light of the disruptions created by the COVID-19 pandemic.

In addition to supporting the career growth of our employees, we also seek to grow as an employer. We periodically solicit feedback from our employees through the use of employee engagement surveys to monitor and improve employee satisfaction in order to retain and recruit a talented workforce. During 2021, we surveyed all of our employees with respect to diversity and inclusion and many of our employees with respect to work environment satisfaction. During 2022, we plan to conduct an engagement survey.

Diversity and Inclusion. Diversity and inclusion is a core value for our Company. We strive to create a diverse and inclusive environment in an authentic and meaningful way. We are an equal opportunity employer, with all qualified applicants receiving consideration for employment without regard to race, color, religion, sex, sexual orientation, gender identity, national origin, disability or protected veteran status. As of December 31, 2021, 36% of our employees were female and 21% of our employees were persons of color. Of the new employees hired during 2021, 42% were female and 26% were persons of color.

We have a robust diversity and inclusion program, called the “Heart of Highwoods,” with the overall goal of creating opportunities for all people in the commercial real estate industry, in the local communities in which we operate and among our own teammates at the Company. First, like all federal government contractors, we have established goals and methods to be sure we are providing opportunities to small and minority vendors to compete for work with our Company. Second, we are providing opportunities for our employees to volunteer within their communities through the recently added paid volunteer time off benefit and an additional paid holiday on Martin Luther King, Jr. Day, a national day of service. Third, in response to listening sessions held with our employees, we formed a diversity and inclusion group, called the “DIG.” The DIG is made up of employees selected through an application process who advocate for diversity and inclusion throughout our Company. In 2021, the DIG focused on creating relationships with local schools that support disadvantaged and minority students, anonymously surveying our employees on diversity and inclusion topics, and creating clear Company-wide communication.

ITEM 1A. RISK FACTORS

An investment in our securities involves various risks. Investors should carefully consider the following risk factors in conjunction with the other information contained in this Annual Report before trading in our securities. If any of these risks actually occur, our business, results of operations, prospects and financial condition could be adversely affected.

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic and its ongoing impact on the U.S. economy could materially and adversely impact or disrupt our financial condition, results of operations, cash flows and performance. The COVID-19 pandemic has had, and another pandemic in the future could have, repercussions across regional and global economies and financial markets. The spread of COVID-19 in many countries, including the United States, has significantly adversely impacted global economic activity and has contributed to significant volatility in financial markets. The global impact of the pandemic has been rapidly evolving and many countries, including the United States, continue to react by restricting many business and travel activities, mandating the partial or complete closures of certain business and schools and taking other actions to mitigate the spread of the virus, most of which have a disruptive effect on economic activity, including the use of and demand for office space. Many private businesses, including some of our customers, continue to recommend or mandate some or all of their employees work from home or are rotating employees in and out of the office to encourage social distancing in the workplace. Due to these events, during 2021, the usage of our assets and parking and parking-related revenues remained lower than pre-pandemic levels.

We cannot predict when, if and to what extent these restrictions and other actions will end and when, if and to what extent economic activity, including the use of and demand for office space, will return to pre-pandemic levels. The COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including industries in which we and our customers operate.

The COVID-19 pandemic, or a future pandemic, could also have material and adverse effects on our ability to successfully operate and on our financial condition, results of operations and cash flows due to, among other factors:

•the reduced economic activity, from circumstances such as a complete or partial closure of one or more of our properties, could severely impact our customers’ businesses, financial condition and liquidity and may cause one or more of our customers to be unable to meet their obligations to us in full, or at all, or to otherwise seek modifications of such obligations;

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

The extent to which the COVID-19 pandemic impacts our operations and those of our customers will depend on future circumstances, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic and its resulting impact on economic activity, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic, social and behavioral effects of the pandemic and containment measures, among others. Financial difficulties experienced by our customers, including the potential for bankruptcies or other early terminations of their leases, could reduce our cash flows, which could impact our ability to continue paying dividends to our stockholders at expected levels or at all. Moreover, many of the other risk factors set forth in this Annual Report should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.

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

The key components affecting our rental and other revenues are average occupancy, rental rates, cost recovery income, new developments placed in service, acquisitions and dispositions. Average occupancy generally increases during times of improving economic growth, as our ability to lease space outpaces vacancies that occur upon the expirations of existing leases. Average occupancy generally declines during times of slower or negative economic growth, when new vacancies tend to outpace our ability to lease space. In addition, the timing of changes in occupancy levels tends to lag the timing of changes in overall economic activity and employment levels. Occupancy in our office portfolio increased from 90.3% at December 31, 2020 to 91.2% at December 31, 2021. Average occupancy in future periods will be lower, perhaps significantly lower, if the COVID-19 pandemic causes vacancies and move-outs due to potential changes in customer behavior, such as the continued social acceptance, desirability and perceived economic benefits of work-from-home arrangements, which could materially and negatively impact the future demand for office space over the long-term. For additional information regarding our average occupancy and rental rate trends over the past five years, see “Item 2. Properties.” Lower rental revenues that result from lower average occupancy or lower rental rates with respect to our same property portfolio will adversely affect our results of operations unless offset by the impact of any newly acquired or developed properties or lower variable operating expenses, general and administrative expenses and/or interest expense.

We face considerable competition in the leasing market and may be unable to renew existing leases or re-let space on terms similar to the existing leases, or we may spend significant capital in our efforts to renew and re-let space, which may adversely affect our results of operations. In addition to seeking to increase our average occupancy by leasing current vacant space, we also concentrate our leasing efforts on renewing existing leases. Because we compete with a number of other developers, owners and operators of office and office-oriented, mixed-use properties, we may be unable to renew leases with our existing customers and, if our current customers do not renew their leases, we may be unable to re-let the space to new customers. To the extent that we are able to renew existing leases or re-let such space to new customers, heightened competition resulting from adverse market conditions may require us to utilize rent concessions and tenant improvements to a greater extent than we anticipate or have historically. Further, changes in space utilization by our customers due to technology, economic conditions, business culture and/or a need for less space due to the increasing prevalence of work-from-home arrangements by certain employers also affect the occupancy of our properties. As a result, customers may seek to downsize by leasing less space from us upon any renewal.

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

In order to maintain and/or increase the quality of our properties and successfully compete against other properties, we regularly must spend money to maintain, repair, renovate and improve our properties, which could negatively impact our financial condition and results of operations. If our properties are not as attractive to customers as properties owned by our competitors due to physical condition, lack of suitable nearby amenities or other similar factors, we could lose customers or suffer lower rental rates. As a result, we may from time to time make significant capital expenditures to maintain or enhance the competitiveness of our properties. There can be no assurances that any such expenditures would result in higher occupancy or higher rental rates or deter existing customers from relocating to properties owned by our competitors.

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

Natural disasters and climate change could have an adverse impact on our cash flow and operating results. Climate change may add to the unpredictability and frequency of natural disasters and severe weather conditions and create additional uncertainty as to future trends and exposures. Many of our buildings are located in areas that are subject to natural disasters and severe weather conditions such as hurricanes, earthquakes, droughts, snow storms, floods and fires. The impact of climate change or the occurrence of natural disasters can delay new development projects, increase investment costs to repair or replace damaged properties, increase operating costs, create additional investment costs to make improvements to existing properties to comply with climate change regulations or otherwise reduce the carbon footprint of our portfolio, increase future property insurance costs and negatively impact the demand for office space.

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

Increases in interest rates would increase our interest expense. At December 31, 2021, we had $220.0 million of variable rate debt outstanding not protected by interest rate hedge contracts. We may incur additional variable rate debt in the future. If interest rates increase, then so would the interest expense on our unhedged variable rate debt, which would adversely affect our financial condition and results of operations. From time to time, we manage our exposure to interest rate risk with interest rate hedge contracts that effectively fix or cap a portion of our variable rate debt. In addition, we utilize fixed rate debt at market rates. If interest rates decrease, the fair market value of any existing interest rate hedge contracts or outstanding fixed-rate debt would decline.

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

Our revolving credit facility and bank term loans currently bear interest at a spread above LIBOR. The Financial Conduct Authority (“FCA”) that regulates LIBOR intends to stop compelling banks to submit rates for the calculation of LIBOR at some point in the future. As a result, a committee formed by the Federal Reserve Board and the Federal Reserve Bank of New York identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to LIBOR in financial contracts. We are not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. If and when LIBOR is discontinued, our revolving credit facility and term loans will transition the reference rate under our variable rate debt from LIBOR to SOFR, which could be challenging and adversely affect our interest expense.

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

Cash distributions reduce the amount of cash that would otherwise be available for other business purposes, including paying off debt, reinvesting in our existing portfolio or funding future growth initiatives. For the Company to maintain its qualification as a REIT, it must annually distribute to its stockholders at least 90% of REIT taxable income, excluding net capital gains. In addition, although capital gains are not required to be distributed to maintain REIT status, taxable capital gains, if any, that are generated as part of our capital recycling program are subject to federal and state income tax unless such gains are distributed to our stockholders. Cash distributions made to stockholders to maintain REIT status or to distribute otherwise taxable capital gains limit our ability to accumulate capital for other business purposes, including paying off debt, reinvesting in our existing portfolio or funding future growth initiatives.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Properties

The following table sets forth information about in-service office properties that we wholly own by geographic location at December 31, 2021:

Market	Rentable Square Feet	Occupancy	Percentage of Annualized Cash Rental Revenue (1)
Raleigh	6,335,000	92.8%	22.9%
Nashville	5,118,000	94.8	21.5
Atlanta	4,925,000	87.6	17.2
Tampa	3,328,000	88.7	12.0
Charlotte	1,611,000	94.2	7.7
Pittsburgh	2,152,000	92.6	7.5
Orlando	1,789,000	89.8	6.1
Richmond	1,851,000	87.2	4.5
Other	299,000	87.8	0.6
Total	27,408,000	91.2%	100.0%
__________
(1)Annualized Cash Rental Revenue is cash rental revenue (base rent plus cost recovery income, excluding straight-line rent) from our office properties for the month of December 2021 multiplied by 12.

The following table sets forth the net changes in rentable square footage of in-service properties that we wholly own:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Acquisitions	2,266	—	841
Developments Placed In-Service	897	—	898
Redevelopment/Other	(3)	(40)	(6)
Dispositions	(1,661)	(4,489)	(557)
Net Change in Rentable Square Footage	1,499	(4,529)	1,176

The following table sets forth operating information about in-service properties that we wholly own:

	Average Occupancy	Annualized GAAP Rent Per Square Foot (1)	Annualized Cash Rent Per Square Foot (2)
2017	92.5%	$24.05	$23.46
2018	91.7%	$24.68	$24.06
2019	91.4%	$26.46	$25.06
2020	90.7%	$29.23	$28.21
2021	90.0%	$30.75	$29.63
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

Customers

The following table sets forth information concerning the 20 largest customers of properties that we wholly own at December 31, 2021:

Customer	Rentable Square Feet	Annualized Cash Rental Revenue (1)	Percent of Total Annualized Cash Rental Revenue (1)	Weighted Average Remaining Lease Term in Years
		(in thousands)
Federal Government	1,058,933	$29,571	3.97%	7.4
Bank of America	652,313	27,286	3.67	12.2
Asurion, LLC	543,794	21,010	2.82	14.8
Metropolitan Life Insurance	667,228	19,275	2.59	9.1
Bridgestone Americas	506,128	18,104	2.43	15.7
PPG Industries	360,364	10,262	1.38	9.5
Mars Petcare	223,700	9,438	1.27	9.4
Vanderbilt University	294,389	9,337	1.25	4.4
EQT Corporation	317,052	8,138	1.09	2.8
Bass, Berry & Sims	213,951	8,052	1.08	3.1
Tivity	263,598	7,803	1.05	1.2
American General Life	173,834	6,666	0.90	5.1
Novelis	168,949	6,308	0.85	2.7
Albemarle Corporation	162,368	5,967	0.80	12.1
State of Georgia	288,443	5,813	0.78	3.0
Lifepoint Corporate Services	202,991	5,696	0.77	7.3
PNC Bank	162,223	5,389	0.72	5.9
Marsh USA, Inc.	136,246	5,137	0.69	5.7
Cigna	180,728	5,026	0.68	6.0
Regus PLC	169,833	4,999	0.67	6.2
Total	6,747,065	$219,277	29.46%	8.7
__________
(1)Annualized Cash Rental Revenue is cash rental revenue (base rent plus cost recovery income, excluding straight-line rent) for the month of December 2021 multiplied by 12.

Lease Expirations

The following tables set forth scheduled lease expirations for existing leases at office properties that we wholly owned at December 31, 2021:

Lease Expiring (1)	Number of Leases Expiring	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases	Annualized Cash Rental Revenue Under Expiring Leases (2)	Average Annual Cash Rental Rate Per Square Foot for Expirations	Percent of Annualized Cash Rental Revenue Represented by Expiring Leases (2)
				(in thousands)
2022 (3)	427	1,847,106	7.4%	$54,277	$29.38	7.3%
2023	315	2,317,237	9.3	67,112	28.96	9.1
2024	327	2,755,874	11.0	85,219	30.92	11.5
2025	288	3,294,592	13.2	97,515	29.60	13.2
2026	241	2,330,660	9.3	67,967	29.16	9.2
2027	150	2,291,942	9.2	62,758	27.38	8.5
2028	91	1,814,047	7.3	55,402	30.54	7.5
2029	85	1,266,975	5.1	33,692	26.59	4.5
2030	107	1,404,233	5.5	40,244	28.66	5.4
2031	47	1,912,612	7.7	57,341	29.98	7.7
Thereafter	101	3,757,864	15.0	118,973	31.66	16.1
	2,179	24,993,142	100.0%	$740,500	$29.63	100.0%
__________
(1)Expirations that have been renewed are reflected above based on the renewal expiration date. Expirations include leases related to completed not stabilized development properties but exclude leases related to developments in-process.
(2)Annualized Cash Rental Revenue is cash rental revenue (base rent plus cost recovery income, excluding straight-line rent) for the month of December 2021 multiplied by 12.
(3)Includes 51,831 rentable square feet of leases that are on a month-to-month basis, which represent 0.2% of total annualized cash rental revenue.

In-Process Development

As of December 31, 2021, we were developing 0.4 million rentable square feet of office properties. The following table summarizes these announced and in-process office developments:

Property	Market	Rentable Square Feet	Anticipated Total Investment (1)	Investment As Of December 31, 2021 (1)	Pre Leased %	Estimated Completion	Estimated Stabilization
			($ in thousands)
GlenLake III Office & Retail (2)	Raleigh	218,250	$94,600	$7,329	14.6%	3Q 23	1Q 26
2827 Peachtree (3)	Atlanta	135,300	79,000	12,158	62.4	3Q 23	1Q 25
		353,550	$173,600	$19,487	32.9%
__________
(1)Includes deferred lease commissions which are classified in deferred leasing costs on our Consolidated Balance Sheet.
(2)Retail portion recorded on our Consolidated Balance Sheet as land held for development, not development in-process.
(3)We own a 50% interest in this unconsolidated joint venture.

Land Held for Development

At December 31, 2021, we estimate that we can develop approximately 4.7 million rentable square feet of office space on the wholly-owned development land that we consider core assets for our future development needs. Our core office development land is zoned and available for development, and nearly all of the land has utility infrastructure in place. We believe that our commercially zoned and unencumbered land gives us a development advantage over other commercial office development companies in many of our markets. We also own additional development land on which we or third parties can develop approximately 4.3 million square feet of mixed-use real estate projects, including retail and multi-family.

Joint Venture Investments

The following table sets forth information about our joint venture investments by geographic location at December 31, 2021:

	Rentable Square Feet	Weighted Average Ownership Interest (1)	Occupancy
Market
Kansas City (2)	291,504	50.0%	87.2%
Richmond (3)	345,344	50.0	99.2
Tampa (3)	150,000	80.0	10.7
Total	786,848	55.7%	77.9%
__________
(1)Weighted Average Ownership Interest is calculated using Rentable Square Feet.
(2)Excluding our 26.5% ownership interest in a real estate brokerage services company.
(3)This joint venture, which is consolidated, owns a newly completed, but not yet stabilized office property.

In addition, we own a 50.0% interest in 2827 Peachtree, an unconsolidated joint venture. See “Item 2. Properties - In-Process Development.”

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM X. INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The Company is the sole general partner of the Operating Partnership. The following table sets forth information with respect to the Company’s executive officers:

Name	Age	Position and Background
Theodore J. Klinck	56
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

Brian M. Leary	47
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

Brendan C. Maiorana	46	Executive Vice President and Chief Financial Officer.
Mr. Maiorana became executive vice president of finance in July 2019 and assumed the roles of treasurer in January 2021 and chief financial officer in January 2022. Prior to that, Mr. Maiorana was our senior vice president of finance and investor relations since May 2016. Prior to joining Highwoods, Mr. Maiorana spent 11 years in equity research at Wells Fargo Securities, starting as an associate equity research analyst. Prior to that, Mr. Maiorana worked four years at Ernst & Young LLP.

Jeffrey D. Miller	51
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on the NYSE under the symbol “HIW.” On December 31, 2021, the Company had 643 common stockholders of record. There is no public trading market for the Common Units. On December 31, 2021, the Operating Partnership had 103 holders of record of Common Units (other than the Company). At December 31, 2021, there were 104.9 million shares of Common Stock outstanding and 2.5 million Common Units outstanding not owned by the Company.

For information regarding our dividend payment history as well as a discussion of the factors that influence the decisions of the Company’s Board of Directors regarding dividends and distributions, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Dividends and Distributions.”

The following total return performance graph compares the performance of our Common Stock to the S&P 500 Index and the FTSE NAREIT All Equity REITs Index. The total return performance graph assumes an investment of $100 in our Common Stock and the two indices on December 31, 2016 and further assumes the reinvestment of all dividends. The FTSE NAREIT All Equity REITs Index is a free-float adjusted, market capitalization-weighted index of U.S. equity REITs. Constituents of the Index include all tax-qualified REITs with more than 50% of total assets in qualifying real estate assets other than mortgages secured by real property. Total return performance is not necessarily indicative of future results.

Total Return Performance
250
200
150
100
50
Index Value
Highwoods Properties, Inc.
S&P 500 Index
FTSE NAREIT All Equity REITs Index
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21

	For the Period from December 31, 2016 to December 31,
Index	2017	2018	2019	2020	2021
Highwoods Properties, Inc.	103.36	81.83	107.86	91.94	108.15
S&P 500 Index	121.83	116.49	153.17	181.35	233.41
FTSE NAREIT All Equity REITs Index	108.67	104.28	134.17	127.30	179.87

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

During the fourth quarter of 2021, the Company issued an aggregate of 327,682 shares of Common Stock to holders of Common Units in the Operating Partnership upon the redemption of a like number of Common Units in private offerings exempt from the registration requirements pursuant to Section 4(2) of the Securities Act. Each of the holders of Common Units was an accredited investor under Rule 501 of the Securities Act. The resale of such shares was registered by the Company under the Securities Act.

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

Information about the Company’s equity compensation plans and other related stockholder matters is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 10, 2022.

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

Executive Summary

We are in the work-placemaking business. We believe that in creating environments and experiences where the best and brightest can achieve together what they cannot apart, we can deliver greater value to our customers, their teammates and, in turn, our stockholders. Our simple strategy is to own and manage high-quality workplaces in the BBDs within our footprint, maintain a strong balance sheet to be opportunistic throughout economic cycles, employ a talented and dedicated team and communicate transparently with all stakeholders. We focus on owning and managing buildings in the most dynamic and vibrant BBDs. BBDs are highly-energized and amenitized workplace locations that enhance our customers’ ability to attract and retain talent. They are both urban and suburban. Providing the most talent-supportive workplace options in these environments is core to our work-placemaking strategy.

Our investment strategy is to generate attractive and sustainable returns over the long term for our stockholders by developing, acquiring and owning a portfolio of high-quality, differentiated office buildings in the BBDs of our core markets. A core component of this strategy is to continuously strengthen the financial and operational performance, resiliency and long-term growth prospects of our existing in-service portfolio and recycle those properties that no longer meet our criteria.

Since the beginning of 2019, we have acquired 3.1 million square feet of trophy office assets for a total investment of $1.3 billion, placed in service 1.8 million square feet of highly pre-leased new office development for a total investment of $691 million and sold 6.7 million square feet of non-core office and industrial assets for $992 million. This series of transactions included our exit from Greensboro and Memphis and entry into Charlotte, a higher-growth market with greater future upside opportunities.

Our operating results depend heavily on successfully leasing and operating the office space in our portfolio. Economic growth and office employment levels in our core markets are important factors, among others, in predicting our future operating results. Since March 2020, the COVID-19 pandemic has also had a significant impact on the U.S. economy. It is very difficult to predict when, if and to what extent economic activity will return to pre-COVID-19 levels. The COVID-19 pandemic did impact our 2021 financial results. While all buildings and parking facilities have remained open for business, the usage of our assets has continued to remain significantly lower than pre-pandemic levels. As a result, compared to pre-pandemic levels, parking and parking-related revenues have continued to be low, largely offsetting reduced operating expenses, net of expense recoveries. Until usage increases, which will depend on the duration of the COVID-19 pandemic, which is difficult to estimate, we expect that reduced usage will continue to result in reduced parking revenues, which will be partially offset by reduced operating expenses. We currently expect usage will gradually increase throughout 2022. Factors that could cause actual results to differ materially from our current expectations are set forth under “Disclosure Regarding Forward-Looking Statements.”

Revenues

The key components affecting our rental and other revenues are average occupancy, rental rates, cost recovery income, new developments placed in service, acquisitions and dispositions. Average occupancy generally increases during times of improving economic growth, as our ability to lease space outpaces vacancies that occur upon the expirations of existing leases. Average occupancy generally declines during times of slower or negative economic growth, when new vacancies tend to outpace our ability to lease space. Asset acquisitions, dispositions and new developments placed in service directly impact our rental revenues and could impact our average occupancy, depending upon the occupancy rate of the properties that are acquired, sold or placed in service. A further indicator of the predictability of future revenues is the expected lease expirations of our portfolio. As a result, in addition to seeking to increase our average occupancy by leasing current vacant space, we also concentrate our leasing efforts on renewing existing leases prior to expiration. For more information regarding our lease expirations, see “Item 2. Properties - Lease Expirations.” Occupancy in our office portfolio increased from 90.3% at December 31, 2020 to 91.2% at December 31, 2021. We expect average occupancy for our office portfolio to be approximately 90.5% to 91.5% for 2022. However, average occupancy in 2022 will be lower, perhaps significantly lower, if the COVID-19 pandemic causes vacancies and move-outs due to potential changes in customer behavior, such as the continued social acceptance, desirability and perceived economic benefits of work-from-home arrangements, which could materially and negatively impact the future demand for office space, resulting in slower overall leasing and negatively impacting our revenues.

Whether or not our rental revenue tracks average occupancy proportionally depends upon whether GAAP rents under signed new and renewal leases are higher or lower than the GAAP rents under expiring leases. Annualized rental revenues from second generation leases expiring during any particular year are typically less than 15% of our total annual rental revenues. The following table sets forth information regarding second generation office leases signed during the fourth quarter of 2021 (we define second generation office leases as leases with new customers and renewals of existing customers in office space that has been previously occupied under our ownership and leases with respect to vacant space in acquired buildings):

	New	Renewal	All Office
Leased space (in rentable square feet)	283,600	600,261	883,861
Average term (in years - rentable square foot weighted)	6.5	3.1	4.2
Base rents (per rentable square foot) (1)	$31.40	$29.39	$30.04
Rent concessions (per rentable square foot) (1)	(1.65)	(0.95)	(1.18)
GAAP rents (per rentable square foot) (1)	$29.75	$28.44	$28.86
Tenant improvements (per rentable square foot) (1)	$5.59	$1.95	$3.12
Leasing commissions (per rentable square foot) (1)	$1.17	$0.74	$0.88
__________
(1)    Weighted average per rentable square foot on an annual basis over the lease term.

Annual combined GAAP rents for new and renewal leases signed in the fourth quarter were $28.86 per rentable square foot, 11.6% higher compared to previous leases in the same office spaces.

We strive to maintain a diverse, stable and creditworthy customer base. We have an internal guideline whereby customers that account for more than 3% of our revenues are periodically reviewed with the Company’s Board of Directors. As of December 31, 2021, the Federal Government (4.0%) and Bank of America (3.7%) accounted for more than 3% of our annualized cash revenues. See “Item 2. Properties - Customers.”

Expenses

Our expenses primarily consist of rental property expenses, depreciation and amortization, general and administrative expenses and interest expense. From time to time, expenses also include impairments of real estate assets. Rental property expenses are expenses associated with our ownership and operation of rental properties and include expenses that vary somewhat proportionately to occupancy and usage levels, such as janitorial services and utilities, and expenses that do not vary based on occupancy, such as property taxes and insurance. Depreciation and amortization is a non-cash expense associated with the ownership of real property and generally remains relatively consistent each year, unless we buy, place in service or sell assets, since our properties and related building and tenant improvement assets are depreciated on a straight-line basis over fixed lives. General and administrative expenses consist primarily of management and employee salaries and benefits, corporate overhead and short and long-term incentive compensation.

Net Operating Income

Whether or not we record increasing net operating income (“NOI”) in our same property portfolio typically depends upon our ability to garner higher rental revenues, whether from higher average occupancy, higher GAAP rents per rentable square foot or higher cost recovery income, that exceed any corresponding growth in operating expenses. Same property NOI was $5.4 million, or 1.2%, higher in 2021 as compared to 2020 due to an increase of $6.4 million in same property revenues offset by an increase of $1.0 million in same property expenses. We expect same property NOI to be lower in 2022 as compared to 2021 as an anticipated increase in same property expenses, mostly from the anticipated gradual increase in usage of our assets, is expected to more than offset higher anticipated same property revenues. We expect same property revenues to be higher due to higher average GAAP rents per rentable square foot and higher cost recovery and parking income.

In addition to the effect of same property NOI, whether or not NOI increases typically depends upon whether the NOI from our acquired properties and development properties placed in service exceeds the NOI from property dispositions. NOI was $26.5 million, or 5.2%, higher in 2021 as compared to 2020 primarily due to the acquisitions of real estate assets from Preferred Apartment Communities, Inc. (“PAC”) in the third quarter of 2021 and our joint venture partner’s 75.0% interest in our Highwoods DLF Forum, LLC joint venture (the “Forum”) in the first quarter of 2021, development properties placed in service and higher same property NOI, partially offset by NOI lost from property dispositions. We expect NOI to be higher in 2022 as compared to 2021 due to the acquisition of real estate assets from PAC and development properties placed in service, partially offset by NOI lost from property dispositions and lower same property NOI.

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

Liquidity and Capital Resources

We continue to maintain a conservative and flexible balance sheet and believe we have ample liquidity to fund our operations and growth prospects. As of January 28, 2022, we had approximately $22 million of existing cash and $70.0 million drawn on our $750 million revolving credit facility, which is scheduled to mature in March 2025. Assuming we are in compliance with our covenants, we have an option to extend the maturity for two additional six-month periods. At December 31, 2021, our leverage ratio, as measured by the ratio of our mortgages and notes payable and outstanding preferred stock to the undepreciated book value of our assets, was 39.4% and there were 107.4 million diluted shares of Common Stock outstanding.

Rental and other revenues are our principal source of funds to meet our short-term liquidity requirements. Other sources of funds for short-term liquidity needs include available working capital and borrowings under our revolving credit facility, which had $679.9 million of availability at January 28, 2022. Our short-term liquidity requirements primarily consist of operating expenses, interest and principal amortization on our debt, distributions and capital expenditures, including building improvement costs, tenant improvement costs and lease commissions. Building improvements are capital costs to maintain or enhance existing buildings not typically related to a specific customer. Tenant improvements are the costs required to customize space for the specific needs of customers. We anticipate that our available cash and cash equivalents and cash provided by operating activities and planned financing activities, including borrowings under our revolving credit facility, will be adequate to meet our short-term liquidity requirements. We use our revolving credit facility for working capital purposes and for the short-term funding of our development and acquisition activity and, in certain instances, the repayment of other debt. Continued ability to borrow under the revolving credit facility allows us to quickly capitalize on strategic opportunities at short-term interest rates.

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

Our long-term liquidity uses generally consist of the retirement or refinancing of debt upon maturity, funding of building improvements, new building developments and land infrastructure projects and funding acquisitions of buildings and development land. Our expected future capital expenditures for started and/or committed new consolidated and unconsolidated development projects were approximately $176 million at December 31, 2021. Additionally, we may, from time to time, retire outstanding equity and/or debt securities through redemptions, open market repurchases, privately negotiated acquisitions or otherwise.

We expect to meet our long-term liquidity needs through a combination of:

•cash flow from operating activities;

•bank term loans and borrowings under our revolving credit facility;

•the issuance of unsecured debt;

•the issuance of secured debt;

•the issuance of equity securities by the Company or the Operating Partnership; and

•the disposition of non-core assets.

We have no debt scheduled to mature during 2022, except for our $200.0 million unsecured bank term loan that is scheduled to mature in November 2022. During 2022, we forecast funding approximately $93 million of our $283 million consolidated and unconsolidated development pipeline, which was over 37% funded as of December 31, 2021. We generally believe we will be able to satisfy these obligations with existing cash, borrowings under our revolving credit facility, new bank term loans, issuance of other unsecured debt, mortgage debt and/or proceeds from the sale of additional non-core assets.

Investment Activity

As noted above, a key tenet of our strategic plan is to continuously upgrade the quality of our office portfolio through acquisitions, dispositions and development. We generally seek to acquire and develop office buildings that improve the average quality of our overall portfolio and deliver consistent and sustainable value for our stockholders over the long-term. Whether or not an asset acquisition or new development results in higher per share net income or funds from operations (“FFO”) in any given period depends upon a number of factors, including whether the NOI for any such period exceeds the actual cost of capital used to finance the acquisition or development. Additionally, given the length of construction cycles, development projects are not placed in service until, in some cases, several years after commencement. Sales of non-core assets could result in lower per share net income or FFO in any given period in the event the return on the resulting use of proceeds does not exceed the capitalization rate on the sold properties.

Results of Operations

Comparison of 2021 to 2020

Rental and Other Revenues

Rental and other revenues were $31.1 million, or 4.2%, higher in 2021 as compared to 2020 primarily due to the acquisitions of real estate assets from PAC and our joint venture partner’s 75.0% interest in the Forum, development properties placed in service and higher same property revenues, which increased rental and other revenues by $43.0 million, $13.2 million and $6.4 million, respectively. Same property rental and other revenues were higher primarily due to higher average GAAP rents per rentable square foot, higher parking income and lower credit losses, partially offset by a decrease in average occupancy. These increases were partially offset by lost revenue of $31.7 million from property dispositions. We expect rental and other revenues to be higher in 2022 as compared to 2021 due to the acquisition of real estate assets from PAC, development properties placed in service and higher same property revenues, partially offset by lost revenue from property dispositions.

Operating Expenses

Rental property and other expenses were $4.6 million, or 2.0%, higher in 2021 as compared to 2020 primarily due to the acquisitions of real estate assets from PAC and our joint venture partner’s 75.0% interest in the Forum, development properties placed in service and higher same property operating expenses, which increased operating expenses by $11.4 million, $2.5 million and $1.0 million, respectively. Same property operating expenses were higher primarily due to higher contract services and utilities, partially offset by lower repairs and maintenance. These increases were partially offset by a $10.8 million decrease in operating expenses from property dispositions. We expect rental property and other expenses to be higher in 2022 as compared to 2021 due to the acquisition of real estate assets from PAC, development properties placed in service and higher same property operating expenses due to the anticipated gradual increase in usage throughout 2022, partially offset by lower operating expenses from property dispositions.

Depreciation and amortization was $17.7 million, or 7.3%, higher in 2021 as compared to 2020 primarily due to the acquisitions of real estate assets from PAC and our joint venture partner’s 75.0% interest in the Forum, development properties placed in service and higher same property lease related depreciation and amortization, partially offset by fully amortized acquisition-related intangible assets and property dispositions. We expect depreciation and amortization to be higher in 2022 as compared to 2021 due to the acquisition of real estate assets from PAC and development properties placed in service, partially offset by property dispositions.

We recorded an impairment of real estate assets of $1.8 million in 2020, which resulted from a change in market-based inputs and our assumptions about the use of the assets. We recorded no impairments in 2021.

General and administrative expenses were $0.5 million, or 1.2%, lower in 2021 as compared to 2020 primarily due to lower salaries, benefits, severance and early retirement costs, partially offset by higher incentive compensation. We experienced lower salaries and benefits in 2021 as a result of the reduction in the number of employees throughout 2020 primarily due to our exiting of the Greensboro and Memphis markets and the subsequent closing of those division offices and the resulting synergies garnered from the ongoing simplification of our business. We expect general and administrative expenses to be higher in 2022 as compared to 2021 due to higher salaries and benefits and higher office rent, partially offset by lower incentive compensation.

Interest Expense

Interest expense was $4.9 million, or 6.0%, higher in 2021 as compared to 2020 primarily due to higher average debt balances, partially offset by higher capitalized interest and lower average interest rates. We expect interest expense to be higher in 2022 as compared to 2021 due to higher average debt balances and lower capitalized interest.

Other Income/(Loss)

Other income/(loss) was income of $1.4 million in 2021 as compared to a loss of $1.7 million in 2020 primarily due to losses on debt extinguishment in 2020.

Gains on Disposition of Property

Gains on disposition of property were $41.8 million lower in 2021 as compared to 2020 due to the net effect of the disposition activity in such periods.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $2.1 million, or 51.4%, lower in 2021 as compared to 2020 primarily due to the acquisition of our joint venture partner’s 75.0% interest in the Forum.

Earnings Per Common Share - Diluted

Diluted earnings per common share was $0.34 lower in 2021 as compared to 2020 due to a decrease in net income for the reasons discussed above.

Comparison of 2020 to 2019

For a comparison of 2020 to 2019, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations” in our 2020 Annual Report on Form 10-K.

Liquidity and Capital Resources

Statements of Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in the Company’s cash flows (in thousands):

	Year Ended December 31,
	2021	2020	2019	2021-2020 Change	2020-2019 Change
Net Cash Provided By Operating Activities	$414,558	$358,160	$365,797	$56,398	$(7,637)
Net Cash Provided By/(Used In) Investing Activities	(287,678)	110,682	(607,407)	(398,360)	718,089
Net Cash Provided By/(Used In) Financing Activities	(284,926)	(294,340)	246,209	9,414	(540,549)
Total Cash Flows	$(158,046)	$174,502	$4,599	$(332,548)	$169,903

Comparison of 2021 to 2020

The change in net cash provided by operating activities in 2021 as compared to 2020 was primarily due to higher net cash from the operations of acquired real estate assets from PAC and our joint venture partner’s 75.0% interest in the Forum, same properties and development properties placed in service and changes in operating assets, partially offset by property dispositions. We expect net cash related to operating activities to be higher in 2022 as compared to 2021 due to higher net cash from the operations of acquired real estate assets from PAC and development properties placed in service, partially offset by property dispositions.

The change in net cash provided by/(used in) investing activities in 2021 as compared to 2020 was primarily due to the acquisitions of real estate assets from PAC and our joint venture partner’s 75.0% interest in the Forum and net proceeds from disposition activity in 2020, partially offset by higher investments in development in-process, tenant improvements and building improvements in 2020. We expect uses of cash for investing activities in 2022 to be primarily driven by whether or not we acquire and commence development of additional office buildings in the BBDs of our markets. Additionally, as of December 31, 2021, we have approximately $176 million left to fund of our previously-announced consolidated and unconsolidated development activity in 2022 and future years. We expect these uses of cash for investing activities will be partly offset by proceeds from property dispositions in 2022.

The change in net cash used in financing activities in 2021 as compared to 2020 was primarily due to higher proceeds from the issuance of common stock in 2021, partially offset by higher net debt repayments in 2021. Assuming the net effect of our acquisition, disposition and development activity in 2022 results in an increase to our assets, we would expect outstanding debt and/or Common Stock balances to increase.

Comparison of 2020 to 2019

For a comparison of 2020 to 2019, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in our 2020 Annual Report on Form 10-K.

Capitalization

The following table sets forth the Company’s capitalization (in thousands, except per share amounts):

	December 31,
	2021	2020
Mortgages and notes payable, net, at recorded book value	$2,788,915	$2,470,021
Preferred Stock, at liquidation value	$28,821	$28,826
Common Stock outstanding	104,893	103,922
Common Units outstanding (not owned by the Company)	2,505	2,839
Per share stock price at year end	$44.59	$39.63
Market value of Common Stock and Common Units	$4,788,877	$4,230,938
Total capitalization	$7,606,613	$6,729,785

At December 31, 2021, our mortgages and notes payable and outstanding preferred stock represented 37.0% of our total capitalization and 39.4% of the undepreciated book value of our assets. See also “Executive Summary - Liquidity and Capital Resources.”

Our mortgages and notes payable as of December 31, 2021 consisted of $491.9 million of secured indebtedness with a weighted average interest rate of 3.63% and $2,312.2 million of unsecured indebtedness with a weighted average interest rate of 3.35%. The secured indebtedness, which includes four secured loans recorded at fair value of $403 million in the aggregate assumed as part of the acquisition of real estate assets from PAC, was collateralized by real estate assets with an undepreciated book value of $727.8 million. As of December 31, 2021, $220.0 million of our debt does not bear interest at fixed rates or is not protected by interest rate hedge contracts. On January 28, 2022, floating-to-fixed interest rate swaps with respect to an aggregate of $50.0 million of LIBOR-based borrowings expired. Subsequently, as of January 28, 2022, we had $270.0 million of variable rate debt outstanding not protected by interest rate hedge contracts.

Investment Activity

- Acquisitions

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

During the fourth quarter of 2021, we acquired various development land parcels in Nashville for an aggregate purchase price, including capitalized acquisition costs, of $35.1 million.

During the third quarter of 2021, we acquired a portfolio of real estate assets from PAC. The portfolio consists of the following assets:

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

During the second quarter of 2021, we acquired development land in Nashville for a purchase price of $16.1 million, including capitalized acquisition costs, of which $16.0 million is expected to be paid within two years.

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

- Dispositions

During the fourth quarter of 2021, we sold nine office buildings and various land parcels in Atlanta, Raleigh, Richmond and Tampa for an aggregate sale price of $191.2 million (before closing credits to buyer of $1.6 million) and recorded aggregate gains on disposition of property of $93.7 million, including land sale gains of $9.7 million.

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

- New Joint Venture Investments

During the fourth quarter of 2021, we and Brand Properties, LLC (“Brand”) formed a joint venture (the “2827 Peachtree joint venture”) to construct 2827 Peachtree, a 135,000 square foot, multi-customer office building located in Atlanta’s Buckhead submarket. 2827 Peachtree has an anticipated total investment of $79.0 million. Construction of 2827 Peachtree began in the first quarter of 2022 with a scheduled completion date in the third quarter of 2023. At closing, we agreed to contribute cash of $13.3 million ($6.1 million of which was funded as of December 31, 2021) in exchange for a 50.0% interest in the 2827 Peachtree joint venture and Brand contributed land valued at $7.7 million and agreed to contribute cash of $5.6 million in exchange for the remaining 50.0% interest. We also committed to provide a $49.6 million interest-only secured construction loan to the 2827 Peachtree joint venture that is scheduled to mature in December 2024 with an option to extend for one year. The loan bears interest at LIBOR plus 300 basis points. As of December 31, 2021, no amounts under the loan have been funded.

- In-Process Development

As of December 31, 2021, we were developing 0.4 million rentable square feet of office properties. For a table summarizing our announced and in-process office developments, see “Item 2. Properties - In-Process Development.”

Financing Activity

During 2020, we entered into separate equity distribution agreements with each of Wells Fargo Securities, LLC, BofA Securities, Inc., BTIG, LLC, Capital One Securities, Inc., Fifth Third Securities, Inc., Jefferies LLC, J.P. Morgan Securities LLC, Regions Securities LLC and SunTrust Robinson Humphrey, Inc. Under the terms of the equity distribution agreements, the Company may offer and sell up to $300.0 million in aggregate gross sales price of shares of Common Stock from time to time through such firms, acting as agents of the Company or as principals. Sales of the shares, if any, may be made by means of ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices or as otherwise agreed with any of such firms (which may include block trades). During the fourth quarter of 2021, the Company issued 156,913 shares of Common Stock at an average gross sales price of $46.75 per share and received net proceeds, after sales commissions, of $7.2 million. We paid an aggregate of $0.1 million in sales commissions to Jefferies, LLC during the fourth quarter of 2021.

During the first quarter of 2021, we entered into a new $750.0 million unsecured revolving credit facility, which replaced our previously existing $600.0 million revolving credit facility and includes an accordion feature that allows for an additional $550.0 million of borrowing capacity subject to additional lender commitments. Our new revolving credit facility is scheduled to mature in March 2025. Assuming no defaults have occurred, we have an option to extend the maturity for two additional six-month periods. The current interest rate on the new facility at our existing credit ratings is LIBOR plus 90 basis points and the annual facility fee is 20 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody’s Investors Service or Standard & Poor’s Ratings Services. The financial and other covenants under the new facility are substantially similar to our previous credit facility. We incurred $4.8 million of debt issuance costs, which are being amortized along with certain existing unamortized debt issuance costs over the remaining term of our new revolving credit facility. We recorded $0.1 million of loss on debt extinguishment. There was $70.0 million outstanding under our new revolving credit facility at both December 31, 2021 and January 28, 2022. At both December 31, 2021 and January 28, 2022, we had $0.1 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at both December 31, 2021 and January 28, 2022 was $679.9 million.

We previously entered into floating-to-fixed interest rate swaps through January 2022 with respect to an aggregate of $50.0 million LIBOR-based borrowings. These swaps effectively fix the underlying one-month LIBOR rate at a weighted average rate of 1.693%. As of January 28, 2022, these interest rate swaps have expired.

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

During the third quarter of 2021, we also obtained a $200.0 million, six-month unsecured bridge facility. The bridge facility was originally scheduled to mature in January 2022. The bridge facility bore interest at LIBOR plus 85 basis points, had a commitment fee of 20 basis points and contained financial and other covenants that are similar to the covenants under our $750 million unsecured revolving credit facility. We incurred $1.0 million of debt issuance costs related to this bridge facility which were being amortized over the six-month term. As of December 31, 2021, this bridge facility was prepaid in full without penalty. We recorded $0.2 million of loss on debt extinguishment related to this prepayment.

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

Covenant Compliance

We are currently in compliance with financial covenants and other requirements with respect to our consolidated debt. Although we expect to remain in compliance with these covenants and ratios for at least the next year, depending upon our future operating performance, property and financing transactions and general economic conditions, we cannot provide any assurances that we will continue to be in compliance.

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

As of December 31, 2021, the Operating Partnership had the following unsecured notes outstanding ($ in thousands):

	Face Amount	Carrying Amount	Stated Interest Rate	Effective Interest Rate
Notes due January 2023	$250,000	$249,726	3.625%	3.752%
Notes due March 2027	$300,000	$297,934	3.875%	4.038%
Notes due March 2028	$350,000	$347,449	4.125%	4.271%
Notes due April 2029	$350,000	$349,288	4.200%	4.234%
Notes due February 2030	$400,000	$399,204	3.050%	3.079%
Notes due February 2031	$400,000	$398,579	2.600%	2.645%

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

Off-Balance Sheet Arrangements

During the fourth quarter of 2022, we and Brand formed the 2827 Peachtree joint venture. We own a 50% interest in this unconsolidated joint venture. For additional information, see “Investment Activity – New Joint Venture Investments.”

Contractual Obligations

The following table sets forth a summary regarding our known material contractual obligations on a cash basis, including required interest payments for those items that are interest bearing, at December 31, 2021 (in thousands):

		Amounts due during the years ending December 31,
	Total	2022	2023	2024	2025	2026	Thereafter
Mortgages and Notes Payable:
Principal payments (1)	$2,796,316	$206,444	$256,726	$7,021	$76,833	$6,568	$2,242,724
Interest payments	636,243	94,615	83,370	82,697	81,840	81,414	212,307
Purchase Obligations:
Lease and contractual commitments and contingent consideration (2)	241,852	183,040	51,142	5,312	—	—	2,358
Other Commitments:
Advances to unconsolidated affiliates	49,562	20,405	26,801	2,356	—	—	—
Operating and Finance Lease Obligations:
Ground leases	95,156	2,169	2,167	2,123	2,170	2,220	84,307
Total	$3,819,129	$506,673	$420,206	$99,509	$160,843	$90,202	$2,541,696
__________
(1)Excludes amortization of premiums, discounts, debt issuance costs and/or purchase accounting adjustments.
(2)Consists primarily of commitments under signed leases and contracts for operating properties, excluding tenant-funded tenant improvements, and contracts for development/redevelopment projects. This includes $134.1 million of contractual commitments related to our consolidated development pipeline activity, newly acquired properties and future consideration for a parcel of development land, of which $80.1 million is scheduled to be funded in 2022. 2022 includes future spend for tenant improvements that can be used at the option of the customer during the remaining lease term. The timing of these lease and contractual commitments may fluctuate.

The interest payments due on mortgages and notes payable are based on the stated rates for the fixed rate debt and on the rates in effect at December 31, 2021 for the variable rate debt. The weighted average interest rate on our fixed (including debt with a variable rate that is effectively fixed by related interest rate swaps) and variable rate debt was 3.59% and 1.14%, respectively, at December 31, 2021. For additional information about our operating and finance lease obligations, mortgages and notes payable and purchase obligations, see Notes 2, 6 and 8, respectively, to our Consolidated Financial Statements.

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

•changes in operating expenses;

•anticipated leasing capital expenditures attributable to the renewal of existing leases or new leases;

•anticipated building improvements; and

•expected cash flows from financing and investing activities, including from the sales of assets generating taxable gains to the extent such assets are not sold in a tax-deferred exchange under Section 1031 of the Internal Revenue Code or another tax-free or tax-deferred transaction.

The Company declared and paid a cash dividend of $0.48 per share of Common Stock in the first and second quarter of 2021, respectively, and $0.50 per share of Common Stock in the third and fourth quarter of 2021, respectively.

On February 1, 2022, the Company declared a cash dividend of $0.50 per share of Common Stock, which is payable on March 15, 2022 to stockholders of record as of February 21, 2022.

Current and Future Cash Needs

We anticipate that our available cash and cash equivalents, cash flows from operating activities and other available financing sources, including the issuance of debt securities by the Operating Partnership, the issuance of secured debt, bank term loans, borrowings under our revolving credit facility, the issuance of equity securities by the Company or the Operating Partnership and the disposition of non-core assets, will be adequate to meet our short-term liquidity requirements, including the $200.0 million unsecured bank term loan that is scheduled to mature in November 2022 and the $250.0 million principal amount of unsecured notes that are scheduled to mature in January 2023. We generally believe existing cash and rental and other revenues will continue to be sufficient to fund operating and general and administrative expenses, interest expense, our existing quarterly dividend and existing portfolio capital expenditures, including building improvement costs, tenant improvement costs and lease commissions.

We had $23.2 million of cash and cash equivalents as of December 31, 2021. The unused capacity of our revolving credit facility at both December 31, 2021 and January 28, 2022 was $679.9 million, excluding an accordion feature that allows for an additional $550.0 million of borrowing capacity subject to additional lender commitments.

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

In April 2021, we announced a plan to fund the acquisition of real estate assets from PAC by selling $500 million to $600 million of non-core assets by mid-2022. From the date of that announcement through December 31, 2021, we sold $353 million of properties no longer considered to be core assets due to location, age, quality and/or overall strategic fit. We can make no assurance, however, that we will sell any additional non-core assets or, if we do, what the timing or terms of any such sale will be.

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

We consider our critical accounting estimates to be those used in the determination of the reported amounts and disclosure related to the following:

•Acquisition of real estate assets and liabilities;

•Impairments of real estate assets; and

•Credit losses on lease related receivables.

Acquisition of Real Estate Assets and Liabilities

Primarily all of our acquisitions of real estate assets and liabilities are accounted for as asset acquisitions. As such, the purchase prices of acquired tangible and intangible assets and liabilities are recorded and allocated at fair value on a relative basis. The recorded allocations are based on estimated cash flow projections of the properties acquired which incorporates discount, capitalization and interest rates as well as available comparable market information. See Note 1 to our Consolidated Financial Statements for additional details regarding our specific procedures for purchase price allocation.

We use considerable judgement in our estimates of cash flow projections, discount, capitalization and interest rates, fair market lease rates, carrying costs during hypothetical expected lease-up periods and costs to execute similar leases. While our methodology for purchase price allocation did not change during the year ended December 31, 2021, the real estate market is fluid and our assumptions are based on information currently available in the market at the time of acquisition. Significant increases or decreases in these key estimates, particularly with regards to cash flow projections and discount and capitalization rates, would result in a significantly lower or higher fair value measurement of the real estate assets being acquired.

Impairments of Real Estate Assets

We record impairments of our real estate assets classified as held for use when the carrying amount of the asset exceeds the sum of its undiscounted future operating and residual cash flows at the difference between estimated fair value of the asset and the carrying amount. We record impairments of our real estate assets classified as held for sale at the lower of the carrying amount or estimated fair value using the estimated or contracted sales price less costs to sell. See Note 1 to our Consolidated Financial Statements for additional details regarding our specific procedures with respect to impairments of our real estate assets classified as held for use and held for sale.

Any real estate assets recorded at fair value on a non-recurring basis as a result of our impairment analysis are valued using unobservable local and national industry market data such as comparable sales, appraisals, brokers’ opinions of value and/or terms of definitive sales contracts. Additionally, the analysis includes considerable judgement in our estimates of hold periods, projected cash flows and discount and capitalization rates. Significant increases or decreases in any of these inputs, particularly with regards to cash flow projections and discount and capitalization rates, would result in a significantly lower or higher fair value measurement of the real estate assets being assessed.

Credit Losses on Lease Related Receivables

Credit losses on lease related receivables, which include accounts receivable and accrued straight-line rents receivable, are recorded as a reduction to rental and other revenues when the amount recorded is determined, in management’s judgement, to not be probable of collection. Management’s evaluation of collectability requires the exercise of considerable judgement in assessing the current credit quality of our customers using payment history and other available information about the financial condition of the customers. During the year ended December 31, 2021, we have not experienced significant credit losses based on management’s evaluation of collectability of our lease receivables. If management’s assumptions regarding the collectability of lease related receivables prove incorrect, we could experience credit losses in excess of what was recognized in rental and other revenues.

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

The following table sets forth the Company’s FFO, FFO available for common stockholders and FFO available for common stockholders per share (in thousands, except per share amounts):

	Year Ended December 31,
	2021	2020	2019
Funds from operations:
Net income	$323,310	$357,914	$141,683
Net (income) attributable to noncontrolling interests in consolidated affiliates	(1,712)	(1,174)	(1,214)
Depreciation and amortization of real estate assets	256,488	238,816	251,545
Impairments of depreciable properties	—	1,778	1,400
(Gains) on disposition of depreciable properties	(163,065)	(215,173)	(38,582)
Unconsolidated affiliates:
Depreciation and amortization of real estate assets	778	2,395	2,425
Funds from operations	415,799	384,556	357,257
Dividends on Preferred Stock	(2,486)	(2,488)	(2,488)
Funds from operations available for common stockholders	$413,313	$382,068	$354,769
Funds from operations available for common stockholders per share	$3.86	$3.58	$3.33
Weighted average shares outstanding (1)	107,061	106,714	106,445
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

As of December 31, 2021, our same property portfolio consisted of 148 in-service properties encompassing 24.2 million rentable square feet that were wholly owned during the entirety of the periods presented (from January 1, 2020 to December 31, 2021). As of December 31, 2020, our same property portfolio consisted of 159 in-service properties encompassing 24.4 million rentable square feet that were wholly owned during the entirety of the periods presented (from January 1, 2019 to December 31, 2020). The change in our same property portfolio was due to the addition of one property encompassing 0.8 million rentable square feet acquired during 2019 and three newly developed properties encompassing 0.7 million rentable square feet placed in service during 2019. These additions were offset by the removal of 15 properties (13 office properties and two amenity retail properties) encompassing 1.7 million rentable square feet that were sold during 2021.

Rental and other revenues related to properties not in our same property portfolio were $90.4 million and $65.8 million for the years ended December 31, 2021 and 2020, respectively. Rental property and other expenses related to properties not in our same property portfolio were $26.3 million and $22.7 million for the years ended December 31, 2021 and 2020, respectively.

The following table sets forth the Company’s NOI, same property NOI and same property cash NOI (in thousands):

	Year Ended December 31,
	2021	2020
Net income	$323,310	$357,914
Equity in earnings of unconsolidated affiliates	(1,947)	(4,005)
Gains on disposition of property	(174,059)	(215,897)
Other loss	(1,394)	1,707
Interest expense	85,853	80,962
General and administrative expenses	40,553	41,031
Impairments of real estate assets	—	1,778
Depreciation and amortization	259,255	241,585
Net operating income	531,571	505,075
Non same property and other net operating income	(64,185)	(43,099)
Same property net operating income	$467,386	$461,976

Same property net operating income	$467,386	$461,976
Lease termination fees, straight-line rent and other non-cash adjustments (1)	(13,666)	(38,146)
Same property cash net operating income	$453,720	$423,830
__________
(1)    Includes $2.9 million of repayments of temporary rent deferrals, net of additional temporary rent deferrals granted by the Company during the year ended December 31, 2021, and $3.6 million of temporary rent deferrals, net of repayments, granted by the Company during the year ended December 31, 2020.

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

At December 31, 2021, we had $2,534.1 million principal amount of fixed rate debt outstanding, a $250.1 million increase as compared to December 31, 2020, excluding debt with a variable rate that is effectively fixed by related interest rate hedge contracts. The estimated aggregate fair market value of this debt was $2,652.2 million. If interest rates had been 100 basis points higher, the aggregate fair market value of our fixed rate debt would have been $160.5 million lower. If interest rates had been 100 basis points lower, the aggregate fair market value of our fixed rate debt would have been $174.0 million higher.

At December 31, 2021, we had $220.0 million of variable rate debt outstanding not protected by interest rate hedge contracts, a $70.0 million increase as compared to December 31, 2020. If the weighted average interest rate on this variable rate debt had been 100 basis points higher or lower, the annual interest expense at December 31, 2021 would increase or decrease by $2.2 million.

See “Item 1A. Risk Factors – Risks Related to our Financing Activities – Increases in interest rates would increase our interest expense.”

At December 31, 2021, we had $50.0 million of variable rate debt outstanding with $50.0 million of related floating-to-fixed interest rate swaps. These swaps effectively fix the underlying one-month LIBOR rate at a weighted average rate of 1.693%. If the underlying LIBOR interest rates increase or decrease by 100 basis points, the aggregate fair market value of the swaps at December 31, 2021 would increase or decrease by less than $0.1 million. As of January 28, 2022, these interest rate swaps have expired.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See page 52 for Index to Consolidated Financial Statements of Highwoods Properties, Inc. and Highwoods Realty Limited Partnership.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

General

The purpose of this section is to discuss our controls and procedures. The statements in this section represent the conclusions of Theodore J. Klinck, the Company’s President and Chief Executive Officer (“CEO”), and Brendan C. Maiorana, the Company’s Executive Vice President and Chief Financial Officer (“CFO”).

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

Under the supervision of the Company’s CEO and CFO, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting at December 31, 2021 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have concluded that, at December 31, 2021, the Company’s internal control over financial reporting was effective. Deloitte & Touche LLP, our independent registered public accounting firm, has issued their attestation report, which is included below, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021.

Management’s Annual Report on the Operating Partnership’s Internal Control Over Financial Reporting

The Operating Partnership is also required to establish and maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Under the supervision of the Company’s CEO and CFO, we conducted an evaluation of the effectiveness of the Operating Partnership’s internal control over financial reporting at December 31, 2021 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have concluded that, as of December 31, 2021, the Operating Partnership’s internal control over financial reporting was effective. SEC rules do not require us to obtain an attestation report of Deloitte & Touche LLP on the effectiveness of the Operating Partnership’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Highwoods Properties, Inc.:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Highwoods Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021 of the Company and our report dated February 8, 2022 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on the Company’s Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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
February 8, 2022

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2021 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were also no changes in the Operating Partnership’s internal control over financial reporting during the fourth quarter of 2021 that materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about the Company’s executive officers and directors, the code of ethics that applies to the Company’s chief executive officer and senior financial officers, which is posted on our website, and certain corporate governance matters is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 10, 2022. No changes have been made to the procedures by which stockholders may recommend nominees to the Company’s board of directors since the 2021 annual meeting, which was held on May 11, 2021. See Item X in Part I of this Annual Report for biographical information regarding the Company’s executive officers. The Company is the sole general partner of the Operating Partnership.

ITEM 11. EXECUTIVE COMPENSATION

Information about the compensation of the Company’s directors and executive officers is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 10, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about the beneficial ownership of Common Stock and the Company’s equity compensation plans is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 10, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information about certain relationships and related transactions, if any, and the independence of the Company’s directors is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 10, 2022.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information about fees paid to and services provided by our independent registered public accounting firm is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 10, 2022.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Reference is made to the Index to Consolidated Financial Statements on page 52 for a list of the Consolidated Financial Statements of Highwoods Properties, Inc. and Highwoods Realty Limited Partnership included in this report.

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

4.2		Form of 3.875% Notes due March 1, 2027 (filed as part of the Company’s Current Report on Form 8-K dated February 23, 2017)
4.3		Officers’ Certificate Establishing the Terms of the 3.875% Notes, dated February 23, 2017 (filed as part of the Company’s Current Report on Form 8-K dated February 23, 2017)
4.4		Form of 3.625% Notes due January 15, 2023 (filed as part of the Company’s Current Report on Form 8-K dated December 18, 2012)
4.5		Officers’ Certificate Establishing the Terms of the 3.625% Notes, dated as of December 18, 2012 (filed as part of the Company’s Current Report on Form 8-K dated December 18, 2012)
4.6		Form of 4.125% Notes due March 15, 2028 (filed as part of the Company’s Current Report on Form 8-K dated March 5, 2018)
4.7		Officers’ Certificate Establishing the Terms of the 4.125% Notes, dated March 5, 2018 (filed as part of the Company’s Current Report on Form 8-K dated March 5, 2018)
4.8		Form of 4.20% Notes due April 15, 2029 (filed as part of the Company’s Current Report on Form 8-K dated March 7, 2019)
4.9		Officers’ Certificate Establishing the Terms of the 4.20% Notes, dated March 7, 2019 (filed as part of the Company’s Current Report on Form 8-K dated March 7, 2019)
4.10		Form of 3.050% Notes due February 15, 2030 (filed as part of the Company’s Current Report on Form 8-K dated September 13, 2019)
4.11		Officers’ Certificate Establishing the Terms of the 3.050% Notes, dated September 13, 2019 (filed as part of the Company’s Current Report on Form 8-K dated September 13, 2019)
4.12		Form of 2.600% Notes due February 1, 2031 (filed as part of the Company’s Current Report on Form 8-K dated August 13, 2020)
4.13		Officers’ Certificate Establishing the Terms of the 2.600% Notes, dated August 13, 2020 (filed as part of the Company’s Current Report on Form 8-K dated August 13, 2020)
4.14		Description of Registered Securities (filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019)
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

10.4	*	2015 Long-Term Equity Incentive Plan (filed as part of the Company’s Current Report on Form 8-K dated May 13, 2015)

Exhibit Number		Description
10.5		Form of warrants to purchase Common Stock of the Company (filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997)
10.6	*	Highwoods Properties, Inc. Retirement Plan, effective as of March 1, 2006 (filed as part of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)
10.7	*	Highwoods Properties, Inc. 2020 Employee Stock Purchase Plan (filed as part of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020)
10.8	*
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
Executive Supplemental Employment Agreement, dated as of July 19, 2019, between the Company and Brian M. Leary (filed as part of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019)

10.12
Sixth Amended and Restated Credit Agreement, dated as of March 18, 2021, by and among the Company, the Operating Partnership, Bank of America, N.A., as Administrative Agent, Wells Fargo Bank, National Association and PNC Bank, National Association, as Co-Syndication Agents, and the Other Lenders named therein (filed as part of the Company’s Current Report on Form 8-K dated March 19, 2021)

10.13	*	2021 Long-Term Equity Incentive Plan (filed as part of the Company’s Current Report on Form 8-K dated May 11, 2021)
21		Schedule of Subsidiaries
23.1		Consent of Deloitte & Touche LLP for the Company
23.2		Consent of Deloitte & Touche LLP for the Operating Partnership
31.1		Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Company
31.2		Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Company
31.3		Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Operating Partnership
31.4		Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Operating Partnership
32.1		Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Company
32.2		Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Company
32.3		Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Operating Partnership
32.4		Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Operating Partnership
101.INS		Inline XBRL Instance Document (the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document)
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________
* Represents management contract or compensatory plan.

__________

All other schedules are omitted because they are not applicable or because the required information is included in our Consolidated Financial Statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Highwoods Properties, Inc.:
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Highwoods Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 8, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Impairment of Real Estate Assets - Refer to Note 1 to the financial statements

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

•We evaluated management’s identification of impairment indicators by developing an independent determination if properties exhibit an indicator of impairment by:

–Inquiring of management and reading investment committee and board minutes to identify properties that should be evaluated as non-core and therefore may impact the anticipated holding period.

–Testing real estate assets for possible indications of impairment, including searching for adverse asset-specific circumstances and/or market conditions by reading questionnaires to regional property managers and using reputable market surveys.

–With the assistance of our fair value specialists, developing an independent expectation of impairment indicators and comparing such expectation to management’s analysis.

Real Estate and Related Assets—Acquisitions—Refer to Note 1, 3 and 6 to the financial statements

Critical Audit Matter Description

During 2021, the Company acquired a portfolio of real estate assets in Charlotte, Raleigh, and Atlanta for a net purchase price of $653.5 million and acquired its joint venture partner’s 75.0% interest in a portfolio of assets in Raleigh for a net purchase price of $131.3 million. The Company accounted for these transactions as asset acquisitions.

The purchase prices paid for the assets acquired and liabilities assumed was allocated, based on relative fair values as determined by management, with the assistance of third-party specialists, to land, buildings, tenant improvements and intangible assets and liabilities such as above and below market leases and acquired in-place leases. Management assessed the relative fair value based on estimated cash flow projections that utilized discount and capitalization rates as well as available market information.

Above and below market secured loans assumed in the transactions were assessed based on the present value of the difference between the property specific mortgage interest rate and the market interest rate over the years to maturity of the loan.

Given the allocation of relative fair value to the assets acquired and liabilities assumed and the determination of the above and below market debt value required management to make significant estimates related to assumptions such as discount rates, capitalization rates, market rental rates, land values and market interest rates, performing audit procedures to evaluate the reasonableness of these assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the relative fair value of assets acquired and liabilities assumed included the following, among others:

•We tested the effectiveness of controls over the purchase price allocations, including management’s controls over the review of the third-party appraisals, the identification of real estate assets, intangible assets and liabilities and the valuation methodology for estimating the relative fair value of assets acquired and liabilities assumed.

•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology, discount rates, capitalization rates, market rental rates, land values and market interest rates by developing a range of independent estimates and comparing our estimates to those used by management.

•We tested the mathematical accuracy of the valuation models and the source information underlying the determination of the intangible assets and liabilities fair value.

/s/ Deloitte & Touche LLP

Raleigh, North Carolina
February 8, 2022

We have served as the Company’s auditor since 2006.

Table on Contents
HIGHWOODS PROPERTIES, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2021	2020
Assets:
Real estate assets, at cost:
Land	$549,228	$466,872
Buildings and tenant improvements	5,718,169	4,981,637
Development in-process	6,890	259,681
Land held for development	215,257	131,474
	6,489,544	5,839,664
Less-accumulated depreciation	(1,457,511)	(1,418,379)
Net real estate assets	5,032,033	4,421,285
Real estate and other assets, net, held for sale	3,518	11,360
Cash and cash equivalents	23,152	109,322
Restricted cash	8,046	79,922
Accounts receivable	14,002	27,488
Mortgages and notes receivable	1,227	1,341
Accrued straight-line rents receivable	268,324	259,381
Investments in and advances to unconsolidated affiliates	7,383	27,104
Deferred leasing costs, net of accumulated amortization of $143,111 and $151,698, respectively	258,902	209,329
Prepaid expenses and other assets, net of accumulated depreciation of $21,408 and $21,154, respectively	78,551	62,885
Total Assets	$5,695,138	$5,209,417
Liabilities, Noncontrolling Interests in the Operating Partnership and Equity:
Mortgages and notes payable, net	$2,788,915	$2,470,021
Accounts payable, accrued expenses and other liabilities	294,976	268,727
Total Liabilities	3,083,891	2,738,748
Commitments and contingencies
Noncontrolling interests in the Operating Partnership	111,689	112,499
Equity:
Preferred Stock, $0.01 par value, 50,000,000 authorized shares;
8.625% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 28,821 and 28,826 shares issued and outstanding, respectively	28,821	28,826
Common Stock, $0.01 par value, 200,000,000 authorized shares;
104,892,780 and 103,921,546 shares issued and outstanding, respectively	1,049	1,039
Additional paid-in capital	3,027,861	2,993,946
Distributions in excess of net income available for common stockholders	(579,616)	(686,225)
Accumulated other comprehensive loss	(973)	(1,462)
Total Stockholders’ Equity	2,477,142	2,336,124
Noncontrolling interests in consolidated affiliates	22,416	22,046
Total Equity	2,499,558	2,358,170
Total Liabilities, Noncontrolling Interests in the Operating Partnership and Equity	$5,695,138	$5,209,417
See accompanying notes to consolidated financial statements.

Table on Contents
HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Income
(in thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Rental and other revenues	$768,007	$736,900	$735,979
Operating expenses:
Rental property and other expenses	236,436	231,825	248,511
Depreciation and amortization	259,255	241,585	254,504
Impairments of real estate assets	—	1,778	5,849
General and administrative	40,553	41,031	44,067
Total operating expenses	536,244	516,219	552,931
Interest expense	85,853	80,962	81,648
Other income/(loss)	1,394	(1,707)	(2,510)
Gains on disposition of property	174,059	215,897	39,517
Equity in earnings of unconsolidated affiliates	1,947	4,005	3,276
Net income	323,310	357,914	141,683
Net (income) attributable to noncontrolling interests in the Operating Partnership	(8,321)	(9,338)	(3,551)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(1,712)	(1,174)	(1,214)
Dividends on Preferred Stock	(2,486)	(2,488)	(2,488)
Net income available for common stockholders	$310,791	$344,914	$134,430
Earnings per Common Share – basic:
Net income available for common stockholders	$2.98	$3.32	$1.30
Weighted average Common Shares outstanding – basic	104,232	103,876	103,692
Earnings per Common Share – diluted:
Net income available for common stockholders	$2.98	$3.32	$1.30
Weighted average Common Shares outstanding – diluted	107,061	106,714	106,445
See accompanying notes to consolidated financial statements.

Table on Contents
HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Comprehensive income:
Net income	$323,310	$357,914	$141,683
Other comprehensive income/(loss):
Unrealized losses on cash flow hedges	(19)	(1,238)	(9,134)
Amortization of cash flow hedges	508	247	(1,250)
Total other comprehensive income/(loss)	489	(991)	(10,384)
Total comprehensive income	323,799	356,923	131,299
Less-comprehensive (income) attributable to noncontrolling interests	(10,033)	(10,512)	(4,765)
Comprehensive income attributable to common stockholders	$313,766	$346,411	$126,534
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Equity
(in thousands, except share amounts)

	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Income/(Loss)	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2018	103,557,065	$1,036	$28,877	$2,976,197	$9,913	$17,576	$(769,303)	$2,264,296
Issuances of Common Stock, net of issuance costs and tax withholdings	(143)	—	—	298	—	—	—	298
Conversions of Common Units to Common Stock	15,000	—	—	663	—	—	—	663
Dividends on Common Stock ($1.90 per share)		—	—	—	—	—	(196,935)	(196,935)
Dividends on Preferred Stock ($86.25 per share)		—	—	—	—	—	(2,488)	(2,488)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	(29,557)	—	—	—	(29,557)
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(1,767)	—	(1,767)
Contributions from noncontrolling interests in consolidated affiliates		—	—	—	—	4,987	—	4,987
Issuances of restricted stock	190,934	—	—	—	—	—	—	—
Redemptions/repurchases of Preferred Stock		—	(18)	—	—	—	—	(18)
Share-based compensation expense, net of forfeitures	(6,810)	2	—	7,178	—	—	—	7,180
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(3,551)	(3,551)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	1,214	(1,214)	—
Comprehensive income:
Net income		—	—	—	—	—	141,683	141,683
Other comprehensive loss		—	—	—	(10,384)	—	—	(10,384)
Total comprehensive income								131,299
Balance at December 31, 2019	103,756,046	1,038	28,859	2,954,779	(471)	22,010	(831,808)	2,174,407
Issuances of Common Stock, net of issuance costs and tax withholdings	19,377	—	—	2,196	—	—	—	2,196
Conversions of Common Units to Common Stock	3,570	—	—	145	—	—	—	145
Dividends on Common Stock ($1.92 per share)		—	—	—	—	—	(199,331)	(199,331)
Dividends on Preferred Stock ($86.25 per share)		—	—	—	—	—	(2,488)	(2,488)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	30,617	—	—	—	30,617
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(1,138)	—	(1,138)
Issuances of restricted stock	149,304	—	—	—	—	—	—	—
Redemptions/repurchases of Preferred Stock		—	(33)	—	—	—	—	(33)
Share-based compensation expense, net of forfeitures	(6,751)	1	—	6,209	—	—	—	6,210
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(9,338)	(9,338)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	1,174	(1,174)	—
Comprehensive income:
Net income		—	—	—	—	—	357,914	357,914
Other comprehensive loss		—	—	—	(991)	—	—	(991)
Total comprehensive income								356,923
Balance at December 31, 2020	103,921,546	$1,039	$28,826	$2,993,946	$(1,462)	$22,046	$(686,225)	$2,358,170

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Equity - Continued
(in thousands, except share amounts)

	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Income/(Loss)	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total

Balance at December 31, 2020	103,921,546	$1,039	$28,826	$2,993,946	$(1,462)	$22,046	$(686,225)	$2,358,170
Issuances of Common Stock, net of issuance costs and tax withholdings	459,477	8	—	21,656	—	—	—	21,664
Conversions of Common Units to Common Stock	333,920	—	—	15,076	—	—	—	15,076
Dividends on Common Stock ($1.96 per share)		—	—	—	—	—	(204,182)	(204,182)
Dividends on Preferred Stock ($86.25 per share)		—	—	—	—	—	(2,486)	(2,486)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	(11,461)	—	—	—	(11,461)
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(1,342)	—	(1,342)
Issuances of restricted stock	184,584	—	—	—	—	—	—	—
Redemptions/repurchases of Preferred Stock		—	(5)	—	—	—	—	(5)
Share-based compensation expense, net of forfeitures	(6,747)	2	—	8,644	—	—	—	8,646
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(8,321)	(8,321)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	1,712	(1,712)	—
Comprehensive income:
Net income		—	—	—	—	—	323,310	323,310
Other comprehensive income		—	—	—	489	—	—	489
Total comprehensive income								323,799
Balance at December 31, 2021	104,892,780	$1,049	$28,821	$3,027,861	$(973)	$22,416	$(579,616)	$2,499,558
See accompanying notes to consolidated financial statements.

Table on Contents
HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities:
Net income	$323,310	$357,914	$141,683
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	259,255	241,585	254,504
Amortization of lease incentives and acquisition-related intangible assets and liabilities	(1,903)	(2,537)	(505)
Share-based compensation expense	8,646	6,210	7,180
Net credit losses on operating lease receivables	425	5,458	9,861
Write-off of mortgages and notes receivable	—	—	4,087
Accrued interest on mortgages and notes receivable	(103)	(118)	(184)
Amortization of debt issuance costs	4,451	3,092	2,970
Amortization of cash flow hedges	508	247	(1,250)
Amortization of mortgages and notes payable fair value adjustments	862	1,681	1,619
Impairments of real estate assets	—	1,778	5,849
Losses on debt extinguishment	286	3,674	640
Net gains on disposition of property	(174,059)	(215,897)	(39,517)
Equity in earnings of unconsolidated affiliates	(1,947)	(4,005)	(3,276)
Distributions of earnings from unconsolidated affiliates	1,417	1,533	1,149
Settlement of cash flow hedges	—	—	(11,749)
Changes in operating assets and liabilities:
Accounts receivable	5,744	437	(3,271)
Prepaid expenses and other assets	1,575	(365)	1,610
Accrued straight-line rents receivable	(22,100)	(36,576)	(29,828)
Accounts payable, accrued expenses and other liabilities	8,191	(5,951)	24,225
Net cash provided by operating activities	414,558	358,160	365,797
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	(305,291)	(2,363)	(424,222)
Investments in development in-process	(77,854)	(160,612)	(116,111)
Investments in tenant improvements and deferred leasing costs	(93,654)	(137,997)	(138,754)
Investments in building improvements	(48,405)	(62,154)	(53,826)
Investment in acquired controlling interest in unconsolidated affiliate	(127,339)	—	—
Net proceeds from disposition of real estate assets	374,016	484,311	133,326
Distributions of capital from unconsolidated affiliates	—	72	7,833
Investments in mortgages and notes receivable	(84)	(32)	—
Repayments of mortgages and notes receivable	301	310	295
Investments in and advances to unconsolidated affiliates	(6,079)	—	(9,977)
Changes in other investing activities	(3,289)	(10,853)	(5,971)
Net cash provided by/(used in) investing activities	$(287,678)	$110,682	$(607,407)

Table on Contents
HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows – Continued
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Financing activities:
Dividends on Common Stock	$(204,182)	$(199,331)	$(196,935)
Redemptions/repurchases of Preferred Stock	(5)	(33)	(18)
Dividends on Preferred Stock	(2,486)	(2,488)	(2,488)
Distributions to noncontrolling interests in the Operating Partnership	(5,516)	(5,456)	(5,189)
Distributions to noncontrolling interests in consolidated affiliates	(1,342)	(1,138)	(1,767)
Proceeds from the issuance of Common Stock	23,917	3,571	2,086
Costs paid for the issuance of Common Stock	(535)	(215)	—
Repurchase of shares related to tax withholdings	(1,718)	(1,160)	(1,788)
Borrowings on revolving credit facility	380,000	129,000	604,600
Repayments of revolving credit facility	(310,000)	(350,000)	(565,600)
Borrowings on mortgages and notes payable	200,000	398,364	747,990
Repayments of mortgages and notes payable	(353,780)	(251,952)	(326,876)
Payments of debt extinguishment costs	—	(3,193)	—
Changes in debt issuance costs and other financing activities	(9,279)	(10,309)	(7,806)
Net cash provided by/(used in) financing activities	(284,926)	(294,340)	246,209
Net increase/(decrease) in cash and cash equivalents and restricted cash	(158,046)	174,502	4,599
Cash and cash equivalents and restricted cash at beginning of the period	189,244	14,742	10,143
Cash and cash equivalents and restricted cash at end of the period	$31,198	$189,244	$14,742
Reconciliation of cash and cash equivalents and restricted cash:

	Year Ended December 31,
	2021	2020	2019
Cash and cash equivalents at end of the period	$23,152	$109,322	$9,505
Restricted cash at end of the period	8,046	79,922	5,237
Cash and cash equivalents and restricted cash at end of the period	$31,198	$189,244	$14,742

Supplemental disclosure of cash flow information:

	Year Ended December 31,
	2021	2020	2019
Cash paid for interest, net of amounts capitalized	$79,474	$72,350	$72,014
Supplemental disclosure of non-cash investing and financing activities:

	Year Ended December 31,
	2021	2020	2019
Unrealized losses on cash flow hedges	$(19)	$(1,238)	$(9,134)
Conversions of Common Units to Common Stock	15,076	145	663
Changes in accrued capital expenditures (1)	(9,843)	(1,913)	5,625
Write-off of fully depreciated real estate assets	68,307	46,656	85,727
Write-off of fully amortized leasing costs	43,648	25,618	45,042
Write-off of fully amortized debt issuance costs	5,200	1,438	1,791
Adjustment of noncontrolling interests in the Operating Partnership to fair value	11,461	(30,617)	29,557
Assumption of mortgages and notes payable related to acquisition activities	403,000	—	—
Issuances of Common Units to acquire real estate assets	—	6,163	—
Contingent consideration in connection with the acquisition of land	—	—	1,200
Contributions from noncontrolling interests in consolidated affiliates	—	—	4,987
Initial recognition of lease liabilities related to right of use assets	5,310	—	35,349
Future consideration in connection with the acquisition of land	16,000	—	—
__________
(1)Accrued capital expenditures included in accounts payable, accrued expenses and other liabilities at December 31, 2021, 2020 and 2019 were $56.1 million, $66.0 million and $67.9 million, respectively.
See accompanying notes to consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of the General Partner of Highwoods Realty Limited Partnership:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Highwoods Realty Limited Partnership and subsidiaries (the “Operating Partnership”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, capital, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Operating Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Operating Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Impairment of Real Estate Assets - Refer to Note 1 to the financial statements

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

•We evaluated management’s identification of impairment indicators by developing an independent determination if properties exhibit an indicator of impairment by:

–Inquiring of management and reading investment committee and board minutes to identify properties that should be evaluated as non-core and therefore may impact the anticipated holding period.

–Testing real estate assets for possible indications of impairment, including searching for adverse asset-specific circumstances and/or market conditions by reading questionnaires to regional property managers and using reputable market surveys.

–With the assistance of our fair value specialists, developing an independent expectation of impairment indicators and comparing such expectation to management’s analysis.

Real Estate and Related Assets—Acquisitions—Refer to Note 1, 3 and 6 to the financial statements

Critical Audit Matter Description

During 2021, the Operating Partnership acquired a portfolio of real estate assets in Charlotte, Raleigh, and Atlanta for a net purchase price of $653.5 million and acquired its joint venture partner’s 75.0% interest in a portfolio of assets in Raleigh for a net purchase price of $131.3 million. The Operating Partnership accounted for these transactions as asset acquisitions.

The purchase prices paid for the assets acquired and liabilities assumed was allocated, based on relative fair values as determined by management, with the assistance of third-party specialists, to land, buildings, tenant improvements and intangible assets and liabilities such as above and below market leases and acquired in-place leases. Management assessed the relative fair value based on estimated cash flow projections that utilized discount and capitalization rates as well as available market information.

Above and below market secured loans assumed in the transactions were assessed based on the present value of the difference between the property specific mortgage interest rate and the market interest rate over the years to maturity of the loan.

Given the allocation of relative fair value to the assets acquired and liabilities assumed and the determination of the above and below market debt value required management to make significant estimates related to assumptions such as discount rates, capitalization rates, market rental rates, land values and market interest rates, performing audit procedures to evaluate the reasonableness of these assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the relative fair value of assets acquired and liabilities assumed included the following, among others:

•We tested the effectiveness of controls over the purchase price allocations, including management’s controls over the review of the third-party appraisals, the identification of real estate assets, intangible assets and liabilities and the valuation methodology for estimating the relative fair value of assets acquired and liabilities assumed.

•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology, discount rates, capitalization rates, market rental rates, land values and market interest rates by developing a range of independent estimates and comparing our estimates to those used by management.

•We tested the mathematical accuracy of the valuation models and the source information underlying the determination of the intangible assets and liabilities fair value.

/s/ Deloitte & Touche LLP

Raleigh, North Carolina
February 8, 2022

We have served as the Operating Partnership’s auditor since 2006.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Balance Sheets
(in thousands, except unit and per unit data)

	December 31,
	2021	2020
Assets:
Real estate assets, at cost:
Land	$549,228	$466,872
Buildings and tenant improvements	5,718,169	4,981,637
Development in-process	6,890	259,681
Land held for development	215,257	131,474
	6,489,544	5,839,664
Less-accumulated depreciation	(1,457,511)	(1,418,379)
Net real estate assets	5,032,033	4,421,285
Real estate and other assets, net, held for sale	3,518	11,360
Cash and cash equivalents	23,152	109,322
Restricted cash	8,046	79,922
Accounts receivable	14,002	27,488
Mortgages and notes receivable	1,227	1,341
Accrued straight-line rents receivable	268,324	259,381
Investments in and advances to unconsolidated affiliates	7,383	27,104
Deferred leasing costs, net of accumulated amortization of $143,111 and $151,698, respectively	258,902	209,329
Prepaid expenses and other assets, net of accumulated depreciation of $21,408 and $21,154, respectively	78,551	62,885
Total Assets	$5,695,138	$5,209,417
Liabilities, Redeemable Operating Partnership Units and Capital:
Mortgages and notes payable, net	$2,788,915	$2,470,021
Accounts payable, accrued expenses and other liabilities	294,976	268,727
Total Liabilities	3,083,891	2,738,748
Commitments and contingencies
Redeemable Operating Partnership Units:
Common Units, 2,504,805 and 2,838,725 outstanding, respectively	111,689	112,499
Series A Preferred Units (liquidation preference $1,000 per unit), 28,821 and 28,826 units issued and outstanding, respectively	28,821	28,826
Total Redeemable Operating Partnership Units	140,510	141,325
Capital:
Common Units:
General partner Common Units, 1,069,888 and 1,063,515 outstanding, respectively	24,492	23,087
Limited partner Common Units, 103,414,083 and 102,449,222 outstanding, respectively	2,424,802	2,285,673
Accumulated other comprehensive loss	(973)	(1,462)
Noncontrolling interests in consolidated affiliates	22,416	22,046
Total Capital	2,470,737	2,329,344
Total Liabilities, Redeemable Operating Partnership Units and Capital	$5,695,138	$5,209,417
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Income
(in thousands, except per unit amounts)

	Year Ended December 31,
	2021	2020	2019
Rental and other revenues	$768,007	$736,900	$735,979
Operating expenses:
Rental property and other expenses	236,436	231,825	248,511
Depreciation and amortization	259,255	241,585	254,504
Impairments of real estate assets	—	1,778	5,849
General and administrative	40,553	41,031	44,067
Total operating expenses	536,244	516,219	552,931
Interest expense	85,853	80,962	81,648
Other income/(loss)	1,394	(1,707)	(2,510)
Gains on disposition of property	174,059	215,897	39,517
Equity in earnings of unconsolidated affiliates	1,947	4,005	3,276
Net income	323,310	357,914	141,683
Net (income) attributable to noncontrolling interests in consolidated affiliates	(1,712)	(1,174)	(1,214)
Distributions on Preferred Units	(2,486)	(2,488)	(2,488)
Net income available for common unitholders	$319,112	$354,252	$137,981
Earnings per Common Unit – basic:
Net income available for common unitholders	$2.99	$3.33	$1.30
Weighted average Common Units outstanding – basic	106,634	106,297	106,014
Earnings per Common Unit – diluted:
Net income available for common unitholders	$2.99	$3.33	$1.30
Weighted average Common Units outstanding – diluted	106,652	106,305	106,036
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Comprehensive income:
Net income	$323,310	$357,914	$141,683
Other comprehensive income/(loss):
Unrealized losses on cash flow hedges	(19)	(1,238)	(9,134)
Amortization of cash flow hedges	508	247	(1,250)
Total other comprehensive income/(loss)	489	(991)	(10,384)
Total comprehensive income	323,799	356,923	131,299
Less-comprehensive (income) attributable to noncontrolling interests	(1,712)	(1,174)	(1,214)
Comprehensive income attributable to common unitholders	$322,087	$355,749	$130,085
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Capital
(in thousands)

	Common Units		Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2018	$22,078	$2,185,852	$9,913	$17,576	$2,235,419
Issuances of Common Units, net of issuance costs and tax withholdings	3	295	—	—	298
Distributions on Common Units ($1.90 per unit)	(2,013)	(199,334)	—	—	(201,347)
Distributions on Preferred Units ($86.25 per unit)	(25)	(2,463)	—	—	(2,488)
Share-based compensation expense, net of forfeitures	72	7,108	—	—	7,180
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(1,767)	(1,767)
Contributions from noncontrolling interests in consolidated affiliates	—	—	—	4,987	4,987
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	(280)	(27,753)	—	—	(28,033)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(12)	(1,202)	—	1,214	—
Comprehensive income:
Net income	1,417	140,266	—	—	141,683
Other comprehensive loss	—	—	(10,384)	—	(10,384)
Total comprehensive income					131,299
Balance at December 31, 2019	21,240	2,102,769	(471)	22,010	2,145,548
Issuances of Common Units, net of issuance costs and tax withholdings	84	8,275	—	—	8,359
Distributions on Common Units ($1.92 per unit)	(2,040)	(201,962)	—	—	(204,002)
Distributions on Preferred Units ($86.25 per unit)	(25)	(2,463)	—	—	(2,488)
Share-based compensation expense, net of forfeitures	62	6,148	—	—	6,210
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(1,138)	(1,138)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	199	19,733	—	—	19,932
Net (income) attributable to noncontrolling interests in consolidated affiliates	(12)	(1,162)	—	1,174	—
Comprehensive income:
Net income	3,579	354,335	—	—	357,914
Other comprehensive loss	—	—	(991)	—	(991)
Total comprehensive income					356,923
Balance at December 31, 2020	23,087	2,285,673	(1,462)	22,046	2,329,344
Issuances of Common Units, net of issuance costs and tax withholdings	217	21,447	—	—	21,664
Distributions on Common Units ($1.96 per unit)	(2,089)	(206,807)	—	—	(208,896)
Distributions on Preferred Units ($86.25 per unit)	(25)	(2,461)	—	—	(2,486)
Share-based compensation expense, net of forfeitures	86	8,560	—	—	8,646
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(1,342)	(1,342)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	—	8	—	—	8
Net (income) attributable to noncontrolling interests in consolidated affiliates	(17)	(1,695)	—	1,712	—
Comprehensive income:
Net income	3,233	320,077	—	—	323,310
Other comprehensive income	—	—	489	—	489
Total comprehensive income					323,799
Balance at December 31, 2021	$24,492	$2,424,802	$(973)	$22,416	$2,470,737
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities:
Net income	$323,310	$357,914	$141,683
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	259,255	241,585	254,504
Amortization of lease incentives and acquisition-related intangible assets and liabilities	(1,903)	(2,537)	(505)
Share-based compensation expense	8,646	6,210	7,180
Net credit losses on operating lease receivables	425	5,458	9,861
Write-off of mortgages and notes receivable	—	—	4,087
Accrued interest on mortgages and notes receivable	(103)	(118)	(184)
Amortization of debt issuance costs	4,451	3,092	2,970
Amortization of cash flow hedges	508	247	(1,250)
Amortization of mortgages and notes payable fair value adjustments	862	1,681	1,619
Impairments of real estate assets	—	1,778	5,849
Losses on debt extinguishment	286	3,674	640
Net gains on disposition of property	(174,059)	(215,897)	(39,517)
Equity in earnings of unconsolidated affiliates	(1,947)	(4,005)	(3,276)
Distributions of earnings from unconsolidated affiliates	1,417	1,533	1,149
Settlement of cash flow hedges	—	—	(11,749)
Changes in operating assets and liabilities:
Accounts receivable	5,744	437	(3,271)
Prepaid expenses and other assets	1,575	(365)	1,610
Accrued straight-line rents receivable	(22,100)	(36,576)	(29,828)
Accounts payable, accrued expenses and other liabilities	8,191	(5,951)	24,225
Net cash provided by operating activities	414,558	358,160	365,797
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	(305,291)	(2,363)	(424,222)
Investments in development in-process	(77,854)	(160,612)	(116,111)
Investments in tenant improvements and deferred leasing costs	(93,654)	(137,997)	(138,754)
Investments in building improvements	(48,405)	(62,154)	(53,826)
Investment in acquired controlling interest in unconsolidated affiliate	(127,339)	—	—
Net proceeds from disposition of real estate assets	374,016	484,311	133,326
Distributions of capital from unconsolidated affiliates	—	72	7,833
Investments in mortgages and notes receivable	(84)	(32)	—
Repayments of mortgages and notes receivable	301	310	295
Investments in and advances to unconsolidated affiliates	(6,079)	—	(9,977)
Changes in other investing activities	(3,289)	(10,853)	(5,971)
Net cash provided by/(used in) investing activities	$(287,678)	$110,682	$(607,407)

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows - Continued
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Financing activities:
Distributions on Common Units	$(208,896)	$(204,002)	$(201,347)
Redemptions/repurchases of Preferred Units	(5)	(33)	(18)
Distributions on Preferred Units	(2,486)	(2,488)	(2,488)
Distributions to noncontrolling interests in consolidated affiliates	(1,342)	(1,138)	(1,767)
Proceeds from the issuance of Common Units	23,917	3,571	2,086
Costs paid for the issuance of Common Units	(535)	(215)	—
Repurchase of units related to tax withholdings	(1,718)	(1,160)	(1,788)
Borrowings on revolving credit facility	380,000	129,000	604,600
Repayments of revolving credit facility	(310,000)	(350,000)	(565,600)
Borrowings on mortgages and notes payable	200,000	398,364	747,990
Repayments of mortgages and notes payable	(353,780)	(251,952)	(326,876)
Payments of debt extinguishment costs	—	(3,193)	—
Changes in debt issuance costs and other financing activities	(10,081)	(11,094)	(8,583)
Net cash provided by/(used in) financing activities	(284,926)	(294,340)	246,209
Net increase/(decrease) in cash and cash equivalents and restricted cash	(158,046)	174,502	4,599
Cash and cash equivalents and restricted cash at beginning of the period	189,244	14,742	10,143
Cash and cash equivalents and restricted cash at end of the period	$31,198	$189,244	$14,742
Reconciliation of cash and cash equivalents and restricted cash:

	Year Ended December 31,
	2021	2020	2019
Cash and cash equivalents at end of the period	$23,152	$109,322	$9,505
Restricted cash at end of the period	8,046	79,922	5,237
Cash and cash equivalents and restricted cash at end of the period	$31,198	$189,244	$14,742
Supplemental disclosure of cash flow information:

	Year Ended December 31,
	2021	2020	2019
Cash paid for interest, net of amounts capitalized	$79,474	$72,350	$72,014
Supplemental disclosure of non-cash investing and financing activities:

	Year Ended December 31,
	2021	2020	2019
Unrealized losses on cash flow hedges	$(19)	$(1,238)	$(9,134)
Changes in accrued capital expenditures (1)	(9,843)	(1,913)	5,625
Write-off of fully depreciated real estate assets	68,307	46,656	85,727
Write-off of fully amortized leasing costs	43,648	25,618	45,042
Write-off of fully amortized debt issuance costs	5,200	1,438	1,791
Adjustment of Redeemable Common Units to fair value	(810)	(26,880)	27,256
Assumption of mortgages and notes payable related to acquisition activities	403,000	—	—
Issuances of Common Units to acquire real estate assets	—	6,163	—
Contingent consideration in connection with the acquisition of land	—	—	1,200
Contributions from noncontrolling interests in consolidated affiliates	—	—	4,987
Initial recognition of lease liabilities related to right of use assets	5,310	—	35,349
Future consideration in connection with the acquisition of land	16,000	—	—
__________
(1)Accrued capital expenditures included in accounts payable, accrued expenses and other liabilities at December 31, 2021, 2020 and 2019 were $56.1 million, $66.0 million and $67.9 million, respectively.
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
(tabular dollar amounts in thousands, except per share and per unit data)

1.    Description of Business and Significant Accounting Policies

Description of Business

Highwoods Properties, Inc. (the “Company”) is a fully integrated real estate investment trust (“REIT”) that provides leasing, management, development, construction and other customer-related services for its properties and for third parties. The Company conducts its activities through Highwoods Realty Limited Partnership (the “Operating Partnership”). At December 31, 2021, we owned or had an interest in 28.0 million rentable square feet of in-service properties, 0.6 million rentable square feet of office properties under development and development land with approximately 5.0 million rentable square feet of potential office build out.

The Company is the sole general partner of the Operating Partnership. At December 31, 2021, the Company owned all of the Preferred Units and 104.5 million, or 97.7%, of the Common Units in the Operating Partnership. Limited partners owned the remaining 2.5 million Common Units. In the event the Company issues shares of Common Stock, the net proceeds of the issuance are contributed to the Operating Partnership in exchange for additional Common Units. Generally, the Operating Partnership is obligated to redeem each Common Unit at the request of the holder thereof for cash equal to the value of one share of Common Stock based on the average of the market price for the 10 trading days immediately preceding the notice date of such redemption, provided that the Company, at its option, may elect to acquire any such Common Units presented for redemption for cash or one share of Common Stock. The Common Units owned by the Company are not redeemable. During 2021, the Company redeemed 333,920 Common Units for a like number of shares of Common Stock.

Basis of Presentation

Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The Company’s Consolidated Financial Statements include the Operating Partnership, wholly owned subsidiaries and those entities in which the Company has the controlling interest. The Operating Partnership’s Consolidated Financial Statements include wholly owned subsidiaries and those entities in which the Operating Partnership has the controlling interest. We consolidate joint venture investments, such as interests in partnerships and limited liability companies, when we control the major operating and financial policies of the investment through majority ownership, in our capacity as a general partner or managing member or through some other contractual right. At December 31, 2021, we had involvement with, and are the primary beneficiary in, an entity that we concluded to be a variable interest entity. As such, this entity is consolidated. Additionally, at December 31, 2021, we had involvement with, but are not the primary beneficiary in, an entity that we concluded to be a variable interest entity. As such, this entity is not consolidated. We also owned three properties through a joint venture investment at December 31, 2021 that were consolidated. (See Note 4).

All intercompany transactions and accounts have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in our Consolidated Financial Statements and accompanying notes. Actual results could differ from those estimates.

Insurance

We are primarily self-insured for health care claims for participating employees. We have stop-loss coverage to limit our exposure to significant claims on a per claim and annual aggregate basis. We determine our liabilities for claims, including incurred but not reported losses, based on all relevant information, including actuarial estimates of claim liabilities. At December 31, 2021, a reserve of $0.6 million was recorded to cover estimated reported and unreported claims.

Real Estate and Related Assets

Real estate and related assets are recorded at cost and stated at cost less accumulated depreciation. Renovations, replacements and other expenditures that improve or extend the life of assets are capitalized and depreciated over their estimated useful lives. Expenditures for ordinary maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful life of 40 years for buildings and depreciable land infrastructure costs, 15 years for building improvements and five to seven years for furniture, fixtures and equipment. Tenant improvements are amortized using the straight-line method over the initial fixed terms of the respective leases, which generally are from three to 10 years. Depreciation expense for real estate assets was $218.6 million, $204.6 million and $214.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Assumed debt, if any, is recorded at fair value based on the present value of the expected future payments.

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

Some of our leases are subject to annual changes in the Consumer Price Index (“CPI”). Although increases in the CPI are not estimated as part of our measurement of straight-line rental revenue, to the extent that actual CPI is greater or less than the CPI at lease commencement, the amount of rent recognized in a given year is affected accordingly.

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

Concentration of Credit Risk

At December 31, 2021, properties that we wholly own were leased to 1,468 customers. The geographic locations that comprise greater than 10.0% of our rental and other revenues are Atlanta, Nashville, Raleigh and Tampa. Our customers engage in a wide variety of businesses. No single customer generated more than 5% of our consolidated revenues during 2021.

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

Due to the business disruptions and challenges severely affecting the global economy caused by the COVID-19 pandemic, lessors may provide rent deferrals and other lease concessions to lessees. In April 2020, the FASB staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. Under existing lease guidance, we would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows us, if certain criteria have been met, to bypass the lease by lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. We have elected the practical expedient and will not apply lease modification accounting on a lease by lease basis where applicable. As a result, $0.7 million and $3.7 million of deferred rent is included in accounts receivable on our Consolidated Balance Sheets at December 31, 2021 and 2020, respectively.

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

Information as Lessor

We recognized rental and other revenues related to operating lease payments of $754.9 million, $726.0 million and $723.1 million, of which variable lease payments were $57.3 million, $56.0 million and $65.4 million, during the years ended December 31, 2021, 2020 and 2019, respectively. The following table sets forth the undiscounted cash flows for future minimum base rents to be received from customers for leases in effect at December 31, 2021 for our consolidated properties:

2022	$695,896
2023	669,753
2024	619,033
2025	525,223
2026	461,045
Thereafter	1,967,017
$4,937,967

Information as Lessee

We have office assets encompassing 2.8 million rentable square feet subject to operating ground leases in Atlanta, Nashville, Orlando, Raleigh and Tampa with a weighted average remaining term of 51 years. Rental payments on these leases are adjusted periodically based on either the CPI or on a pre-determined schedule. The monthly payments on a pre-determined schedule are recognized on a straight-line basis over the terms of the respective leases. Changes in the CPI are not estimated as part of our measurement of straight-line rental expense. Upon initial adoption of ASC 842, we recognized a lease liability of $35.3 million (in accounts payable, accrued expenses and other liabilities) and a related right of use asset of $29.7 million (in prepaid expenses and other assets) on our Consolidated Balance Sheets equal to the present value of the minimum lease payments required under each ground lease. The difference between the recorded lease liability and right of use asset represents the accrued straight-line rent liability previously recognized under ASC 840. We used a discount rate of approximately 4.5%, which was derived from our assessment of the credit quality of the Company and adjusted to reflect secured borrowing, estimated yield curves and long-term spread adjustments over appropriate tenors. Some of our ground leases contain extension options; however, these did not impact our calculation of the right of use asset and liability as they extend beyond the useful life of the properties subject to the operating ground leases. We recognized $2.6 million, $2.6 million and $2.5 million of ground lease expense during the years ended December 31, 2021, 2020 and 2019, respectively, and paid $2.3 million, $2.2 million and $2.2 million in cash during 2021, 2020 and 2019, respectively.

The following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments on operating ground leases at December 31, 2021 and a reconciliation of those cash flows to the operating lease liability at December 31, 2021:

2022	$2,169
2023	2,167
2024	2,123
2025	2,170
2026	2,220
Thereafter	79,307
90,156
Discount	(56,337)
Lease liability	$33,819

Acquired Finance Lease

During 2021, we acquired a portfolio of real estate assets from Preferred Apartment Communities, Inc. (“PAC”) (see Note 3). In conjunction with the acquisition, we assumed the ground leasehold interest to land underneath a parking garage. Under the ground lease, we have an obligation to acquire fee simple title to the land at our discretion any time, but no later than October 31, 2029. We determined this lease to be a finance lease. As such, we recognized a lease liability (in accounts payable, accrued expenses and other liabilities) and a corresponding right of use asset (in prepaid expenses and other assets) of $5.3 million on our Consolidated Balance Sheet on the date of acquisition equal to the present value of the minimum lease payments required under the ground lease. Through October 31, 2029, the expected date at which we estimate we will satisfy the obligation and acquire fee simple title to the land, we will recognize interest expense equal to the lease liability times our incremental borrowing rate, which reflects the fixed rate at which we could borrow a similar amount for the same term and with similar collateral. We determined this rate to be approximately 2.6%. We also recorded an additional $3.1 million right of use asset (in prepaid expenses and other assets) to reflect favorable terms of the ground lease when compared with market terms. No amortization will be recorded for the right of use assets because they are comprised of land.

3.    Real Estate Assets

Acquisitions

During 2021, we acquired a portfolio of real estate assets from PAC. The portfolio consists of the following assets:

Asset	Market	Submarket/BBD	Square Footage
150 Fayetteville	Raleigh	CBD	560,000
CAPTRUST Towers	Raleigh	North Hills	300,000
Capitol Towers	Charlotte	SouthPark	479,000
Morrocroft Centre	Charlotte	SouthPark	291,000
Galleria 75 Redevelopment Site	Atlanta	Cumberland/Galleria

Our total purchase price, net of closing credits and cash acquired, was $653.6 million, including $4.5 million of capitalized acquisition costs. The acquisition included the assumption of four secured loans (see Note 6). The assets acquired and liabilities assumed were recorded at relative fair value as determined by management, with the assistance of third party specialists, based on information available at the acquisition date and on current assumptions as to future operations.

The following table sets forth a summary of the relative fair value of the material assets acquired and liabilities assumed relating to this acquisition:

Amount Recorded at Acquisition
Real estate assets (1)	$593,039
Acquisition-related intangible assets (in deferred financing and leasing costs) (1)	$61,126
Right of use asset (in prepaid expenses and other assets) (1)	$8,440
Mortgages and notes payable	$(403,000)
Debt issuance costs (in mortgages and notes payable) (1)	$3,473
Acquisition-related intangible liabilities (in accounts payable, accrued expenses and other liabilities) (1)	$(7,174)
Lease liability (in accounts payable, accrued expenses and other liabilities) (1)	$(5,310)
__________
(1)Included in purchase price.

During 2021, we also acquired various development land parcels in Nashville for an aggregate purchase price, including capitalized acquisition costs, of $74.1 million. The $16.0 million purchase price for one of the acquired parcels is expected to be paid in or prior to second quarter 2023.

During 2021, we also acquired our joint venture partner’s 75.0% interest in our Highwoods DLF Forum, LLC joint venture (the “Forum”), which owned five buildings in Raleigh encompassing 636,000 rentable square feet, for a purchase price of $131.3 million. We previously accounted for our 25.0% interest in this joint venture using the equity method of accounting. The assets and liabilities of the joint venture are now wholly owned and we have determined the acquisition constitutes an asset purchase. As such, because the Forum is not a variable interest entity, we allocated our previously held equity interest at historical cost along with the consideration paid and acquisition costs to the assets acquired and liabilities assumed. The assets acquired and liabilities assumed were recorded at relative fair value as determined by management, with the assistance of third party specialists, based on information available at the acquisition date and on current assumptions as to future operations.

During 2020, we acquired two development land parcels totaling less than one acre in Raleigh and Nashville for an aggregate purchase price of $8.5 million, including the issuance of 118,592 Common Units and capitalized acquisition costs.

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

During 2019, we also acquired four development land parcels totaling approximately 10 acres in Raleigh, Richmond and Pittsburgh for an aggregate purchase price, including capitalized acquisition costs, of $12.4 million.

Dispositions

During 2021, we sold a total of 13 office buildings and various land parcels in Atlanta, Memphis, Raleigh, Richmond and Tampa for an aggregate sale price of $384.6 million (before closing credits to buyer of $6.9 million) and recorded aggregate gains on disposition of property of $172.8 million.

During 2020, we sold a total of 52 buildings in Greensboro and Memphis and various land parcels for an aggregate sale price of $494.2 million (before closing credits to buyer of $5.7 million) and recorded aggregate gains on disposition of property of $215.5 million. During 2020, we also recognized $0.4 million of gain related to the satisfaction of a performance obligation as part of a 2016 land sale.

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

4.    Investments in and Advances to Affiliates

Unconsolidated Affiliates

We have equity interests of up to 50.0% in various joint ventures with unrelated third parties that are accounted for using the equity method of accounting because we have the ability to exercise significant influence over the operating and financial policies of the joint venture investment. The difference between the cost of these investments and the net book value of the underlying net assets was $0.6 million at both December 31, 2021 and 2020.

The following table sets forth our ownership in unconsolidated affiliates at December 31, 2021:

Joint Venture	Location	Ownership Interest
Plaza Colonnade, Tenant-in-Common	Kansas City	50.0%
Brand/HRLP 2827 Peachtree LLC	Atlanta	50.0%
Kessinger/Hunter & Company, LC	Kansas City	26.5%

- Brand/HRLP 2827 Peachtree LLC (“2827 Peachtree joint venture”)

During the fourth quarter of 2021, we and Brand Properties, LLC (“Brand”) formed the 2827 Peachtree joint venture to construct 2827 Peachtree, a 135,000 square foot, multi-customer office building located in Atlanta’s Buckhead submarket. 2827 Peachtree has an anticipated total investment of $79.0 million. Construction of 2827 Peachtree began in the first quarter of 2022 with a scheduled completion date in the third quarter of 2023. At closing, we agreed to contribute cash of $13.3 million ($6.1 million of which was funded as of December 31, 2021) in exchange for a 50.0% interest in the 2827 Peachtree joint venture and Brand contributed land valued at $7.7 million and agreed to contribute cash of $5.6 million in exchange for the remaining 50.0% interest. We also committed to provide a $49.6 million interest-only secured construction loan to the 2827 Peachtree joint venture that is scheduled to mature in December 2024 with an option to extend for one year. The loan bears interest at LIBOR plus 300 basis points. As of December 31, 2021, no amounts under the loan have been funded.

We determined that we have a variable interest in the 2827 Peachtree joint venture primarily because the entity was designed to pass along interest rate risk, equity price risk and operation risk to us as both a debt and equity holder and Brand as an equity holder. The 2827 Peachtree joint venture was further determined to be a variable interest entity as it requires additional subordinated financial support in the form of a loan because the initial equity investment provided by us and Brand is not sufficient to finance its planned investments and operations. However, since we are the not the managing member or lead developer, we concluded we do not have the power to direct matters that most significantly impact the activities of the entity and therefore, do not qualify as the primary beneficiary. Accordingly, the entity was not consolidated. At December 31, 2021, our risk of loss with respect to this arrangement was limited to the carrying value of the investment balance of $6.1 million as no amounts were outstanding under the loan. The assets of the 2827 Peachtree joint venture can be used only to settle obligations of the joint venture and its creditors have no recourse to our wholly owned assets.

- Other Activities

We receive development, management and leasing fees for services provided to certain of our joint ventures. These fees are recognized in income to the extent of our respective joint venture partner’s interest. During the years ended December 31, 2021, 2020 and 2019, we recognized $1.6 million, $1.0 million and $0.5 million, respectively, of development/construction, management and leasing fees from our unconsolidated joint ventures. At December 31, 2020, we had receivables of $0.2 million related to these fees in accounts receivable.

Consolidated Variable Interest Entities

In 2019, we and The Bromley Companies formed a joint venture (the “Midtown One joint venture”) to construct Midtown West, a 150,000 square foot, multi-customer office building located in the mixed-use Midtown Tampa project in Tampa’s Westshore submarket. Midtown West has an anticipated total investment of $71.3 million. Construction of Midtown West began in the third quarter of 2019 and the building was placed in service in the second quarter of 2021. At closing, we agreed to contribute cash of $20.0 million, which has been fully funded, in exchange for an 80.0% interest in the Midtown One joint venture and The Bromley Companies contributed land valued at $5.0 million in exchange for the remaining 20.0% interest. We also committed to provide a $46.3 million interest-only secured construction loan to the Midtown One joint venture that is scheduled to mature on the second anniversary of completion. The loan bears interest at LIBOR plus 250 basis points. As of December 31, 2021, $28.5 million under the loan has been funded.

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

	December 31,
	2021	2020
Net real estate assets	$53,191	$—
Development in-process	$—	$46,873
Cash and cash equivalents	$389	$—
Accrued straight-line rents receivable	$121	$—
Deferred leasing costs, net	$1,519	$196
Prepaid expenses and other assets	$163	$75
Accounts payable, accrued expenses and other liabilities	$646	$2,693

The assets of the Midtown One joint venture can be used only to settle obligations of the joint venture and its creditors have no recourse to our wholly owned assets.

Other Consolidated Affiliate

We have a 50.0% ownership interest in Highwoods-Markel Associates, LLC (“Markel”), a consolidated joint venture. We are the manager and leasing agent for Markel’s properties, which are located in Richmond in exchange for customary management and leasing fees. We consolidate Markel since we are the managing member and control the major operating and financial policies of the entity. As controlling member, we have an obligation to cause this property-owning entity to distribute proceeds of liquidation to the noncontrolling interest member in these partially owned properties only if the net proceeds received by the entity from the sale of any of Markel’s assets warrant a distribution as determined by the agreement governing the joint venture. We estimate the value of such noncontrolling interest distributions would have been $31.1 million had the entity been liquidated at December 31, 2021. This estimated settlement value is based on the fair value of the underlying properties which is based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for customers, changes in market rental rates and costs to operate each property. If the entity’s underlying assets are worth less than the underlying liabilities on the date of such liquidation, we would have no obligation to remit any consideration to the noncontrolling interest holder. The assets of Markel can be used only to settle obligations of the joint venture and its creditors have no recourse to our wholly owned assets.

During 2021, Markel sold land in Richmond for a sale price of $3.0 million and recorded gain on disposition of property of $1.3 million.

5.    Intangible Assets and Below Market Lease Liabilities

The following table sets forth total intangible assets and acquisition-related below market lease liabilities, net of accumulated amortization:

	December 31,
	2021	2020
Assets:
Deferred leasing costs (including lease incentives and above market lease and in-place lease acquisition-related intangible assets)	$402,013	$361,027
Less accumulated amortization	(143,111)	(151,698)
	$258,902	$209,329
Liabilities (in accounts payable, accrued expenses and other liabilities):
Acquisition-related below market lease liabilities	$57,703	$63,748
Less accumulated amortization	(28,978)	(37,838)
	$28,725	$25,910

The following table sets forth amortization of intangible assets and below market lease liabilities:

	Year Ended December 31,
	2021	2020	2019
Amortization of deferred leasing costs and acquisition-related intangible assets (in depreciation and amortization)	$38,173	$34,401	$37,386
Amortization of lease incentives (in rental and other revenues)	$1,885	$1,847	$4,281
Amortization of acquisition-related intangible assets (in rental and other revenues)	$1,932	$1,137	$1,290
Amortization of acquisition-related intangible assets (in rental property and other expenses)	$—	$510	$557
Amortization of acquisition-related below market lease liabilities (in rental and other revenues)	$(5,720)	$(6,031)	$(6,633)

The following table sets forth scheduled future amortization of intangible assets and below market lease liabilities:

Years Ending December 31,	Amortization of Deferred Leasing Costs and Acquisition-Related Intangible Assets (in Depreciation and Amortization)	Amortization of Lease Incentives (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental and Other Revenues)	Amortization of Acquisition-Related Below Market Lease Liabilities (in Rental and Other Revenues)
2022	$41,823	$1,534	$2,986	$(5,294)
2023	36,891	1,428	2,829	(4,824)
2024	32,716	1,284	2,573	(4,111)
2025	25,856	1,209	1,667	(2,594)
2026	21,992	1,084	1,336	(2,294)
Thereafter	73,343	3,557	4,794	(9,608)
	$232,621	$10,096	$16,185	$(28,725)
Weighted average remaining amortization periods as of December 31, 2021 (in years)	8.2	8.5	7.6	8.3

The following table sets forth the intangible assets acquired and below market lease liabilities assumed as a result of the acquisition of real estate assets from PAC and our joint venture partner's 75.0% interest in the Forum:

	Acquisition-Related Intangible Assets (amortized in Rental and Other Revenues)	Acquisition-Related Intangible Assets (amortized in Depreciation and Amortization)	Acquisition-Related Below Market Lease Liabilities (amortized in Rental and Other Revenues)
Amount recorded at acquisition	$13,824	$84,298	$(8,535)
Weighted average remaining amortization periods as of December 31, 2021 (in years)	7.1	7.1	8.1

6.    Mortgages and Notes Payable

Our mortgages and notes payable consisted of the following:

	December 31,
	2021	2020
Secured indebtedness (1):
4.27% (3.61% effective rate) mortgage loan due 2028 (2)	$115,731	$—
4.00% mortgage loan due 2029	91,318	93,350
3.61% (3.19% effective rate) mortgage loan due 2029 (3)	84,973	—
3.40% (3.50% effective rate) mortgage loan due 2033 (4)	69,422	—
4.60% (3.73% effective rate) mortgage loan due 2037 (5)	130,498	—
	491,942	93,350
Unsecured indebtedness:
3.20% (3.363% effective rate) notes due 2021 (6)	—	149,901
3.625% (3.752% effective rate) notes due 2023 (7)	249,726	249,464
3.875% (4.038% effective rate) notes due 2027 (8)	297,934	297,534
4.125% (4.271% effective rate) notes due 2028 (9)	347,449	347,035
4.20% (4.234% effective rate) notes due 2029 (10)	349,288	349,189
3.050% (3.079% effective rate) notes due 2030 (11)	399,204	399,106
2.600% (2.645% effective rate) notes due 2031 (12)	398,579	398,423
Variable rate term loan due 2022 (13)	200,000	200,000
Revolving credit facility due 2025 (14)	70,000	—
	2,312,180	2,390,652
Less-unamortized debt issuance costs	(15,207)	(13,981)
Total mortgages and notes payable, net	$2,788,915	$2,470,021
__________
(1)Our secured mortgage loans were collateralized by real estate assets with an undepreciated book value of $727.8 million at December 31, 2021. We paid down $3.8 million of secured loan balances through principal amortization during 2021.
(2)Net of unamortized fair market value premium of $3.9 million as of December 31, 2021.
(3)Net of unamortized fair market value premium of $2.3 million as of December 31, 2021.
(4)Net of unamortized fair market value discount of $0.6 million as of December 31, 2021.
(5)Net of unamortized fair market value premium of $10.0 million as of December 31, 2021.
(6)Net of unamortized original issuance discount of $0.1 million as of December 31, 2020. This debt was repaid in 2021.
(7)Net of unamortized original issuance discount of $0.3 million and $0.5 million as of December 31, 2021 and 2020, respectively.
(8)Net of unamortized original issuance discount of $2.1 million and $2.5 million as of December 31, 2021 and 2020, respectively.
(9)Net of unamortized original issuance discount of $2.6 million and $3.0 million as of December 31, 2021 and 2020, respectively.
(10)Net of unamortized original issuance discount of $0.7 million and $0.8 million as of December 31, 2021 and 2020, respectively.

(11)Net of unamortized original issuance discount of $0.8 million and $0.9 million as of December 31, 2021 and 2020, respectively.
(12)Net of unamortized original issuance discount of $1.4 million and $1.6 million as of December 31, 2021 and 2020, respectively.
(13)As more fully described in Note 7, we entered into floating-to-fixed interest rate swaps that effectively fix LIBOR for $50.0 million of this loan through January 2022. Accordingly, the equivalent fixed rate of this amount is 2.79%. The interest rate on the remaining $150.0 million was 1.20% at December 31, 2021.
(14)The interest rate was 1.00% at December 31, 2021.

The following table sets forth scheduled future principal payments, including amortization, due on our mortgages and notes payable at December 31, 2021:

Years Ending December 31,	Amount
2022	$206,524
2023	257,059
2024	7,365
2025	77,176
2026	6,911
Thereafter	2,249,087
Less-unamortized debt issuance costs	(15,207)
$2,788,915

During 2021, we entered into a new $750.0 million unsecured revolving credit facility, which replaced our previously existing $600.0 million revolving credit facility and includes an accordion feature that allows for an additional $550.0 million of borrowing capacity subject to additional lender commitments. Our new revolving credit facility is scheduled to mature in March 2025. Assuming no defaults have occurred, we have an option to extend the maturity for two additional six-month periods. The current interest rate on the new facility at our existing credit ratings is LIBOR plus 90 basis points and the annual facility fee is 20 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody’s Investors Service or Standard & Poor’s Ratings Services. The financial and other covenants under the new facility are substantially similar to our previous credit facility. We incurred $4.8 million of debt issuance costs, which are being amortized along with certain existing unamortized debt issuance costs over the remaining term of our new revolving credit facility. We recorded $0.1 million of loss on debt extinguishment. There was $70.0 million outstanding under our new revolving credit facility at both December 31, 2021 and January 28, 2022. At both December 31, 2021 and January 28, 2022, we had $0.1 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at both December 31, 2021 and January 28, 2022 was $679.9 million.

During 2021, in conjunction with the acquisition of real estate assets from PAC, we assumed four secured mortgage loans recorded at fair value of $403 million in the aggregate, with a weighted average effective interest rate of 3.54% and a weighted average maturity of 10.7 years. We incurred $3.5 million of debt issuance costs related to these assumptions, which will be amortized over the remaining terms of the loans.

During the third quarter of 2021, we also obtained a $200.0 million, six-month unsecured bridge facility. The bridge facility was originally scheduled to mature in January 2022. The bridge facility bore interest at LIBOR plus 85 basis points, had a commitment fee of 20 basis points and contained financial and other covenants that are similar to the covenants under our $750 million unsecured revolving credit facility. We incurred $1.0 million of debt issuance costs related to this bridge facility which were being amortized over the six-month term. As of December 31, 2021, this bridge facility was prepaid in full without penalty. We recorded $0.2 million of loss on debt extinguishment related to this prepayment.

During 2021, we prepaid without penalty the remaining $150.0 million principal amount of 3.20% unsecured notes that was scheduled to mature in June 2021. We recorded $0.1 million of loss on debt extinguishment related to this prepayment.

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

The Operating Partnership has $249.7 million carrying amount of 2023 notes outstanding, $297.9 million carrying amount of 2027 notes outstanding, $347.4 million carrying amount of 2028 notes outstanding, $349.3 million carrying amount of 2029 notes outstanding, $399.2 million carrying amount of 2030 notes outstanding and $398.6 million carrying amount of 2031 notes outstanding. The indenture that governs these outstanding notes requires us to comply with customary operating covenants and various financial ratios. The trustee or the holders of at least 25.0% in principal amount of any series of notes can accelerate the principal amount of such series upon written notice of a default that remains uncured after 60 days.

We have considered our short-term liquidity needs within one year from February 8, 2022 (the date of issuance of the annual financial statements) and the adequacy of our estimated cash flows from operating activities and other available financing sources to meet these needs. In particular, we have considered our scheduled debt maturities during such one-year period, including the $200.0 million unsecured bank term loan that is scheduled to mature in November 2022 and the $250.0 million principal amount of unsecured notes that are scheduled to mature in January 2023. We have concluded it is probable we will meet these short-term liquidity requirements through a combination of the following:

•available cash and cash equivalents;

•cash flows from operating activities;

•issuance of debt securities by the Operating Partnership;

•issuance of secured debt;

•bank term loans;

•borrowings under our revolving credit facility;

•issuance of equity securities by the Company or the Operating Partnership; and

•the disposition of non-core assets.

Capitalized Interest

Total interest capitalized to development and significant building and tenant improvement projects was $9.6 million, $8.3 million and $5.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

We previously entered into floating-to-fixed interest rate swaps through January 2022 with respect to an aggregate of $50.0 million LIBOR-based borrowings. These swaps effectively fix the underlying one-month LIBOR rate at a weighted average rate of 1.693%. As of January 28, 2022, these interest rate swaps have expired.

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

Amounts reported in accumulated other comprehensive income/(loss) related to derivatives will be reclassified to interest expense as interest payments are made on our debt. During 2022, we estimate that $0.2 million will be reclassified as a net decrease to interest expense.

The following table sets forth the fair value of our derivatives:

	December 31,
	2021	2020
Derivatives:
Derivatives designated as cash flow hedges in accounts payable, accrued expenses and other liabilities:
Interest rate swaps	$60	$846

The following table sets forth the effect of our cash flow hedges on accumulated other comprehensive income/(loss) and interest expense:

	Year Ended December 31,
	2021	2020	2019
Derivatives Designated as Cash Flow Hedges:
Amount of unrealized losses recognized in accumulated other comprehensive income/(loss) on derivatives:
Interest rate swaps	$(19)	$(1,238)	$(9,134)
Amount of (gains)/losses reclassified out of accumulated other comprehensive income/(loss) into interest expense:
Interest rate swaps	$508	$247	$(1,250)

8.    Commitments and Contingencies

Lease and Contractual Commitments

We have $241.9 million of lease and contractual commitments at December 31, 2021. Lease and contractual commitments represent commitments under signed leases and contracts for operating properties (excluding tenant-funded tenant improvements) and contracts for development/redevelopment projects, of which $55.5 million was recorded on our Consolidated Balance Sheets at December 31, 2021.

Contingent Consideration

We had $0.8 million of contingent consideration related to a parcel of acquired development land at both December 31, 2021 and 2020. The contingent consideration is payable in cash to a third party if and to the extent future development milestones as outlined in the purchase agreements are met.

Environmental Matters

Substantially all of our in-service and development properties have been subjected to Phase I environmental assessments and, in certain instances, Phase II environmental assessments. Such assessments and/or updates have not revealed, nor are we aware of, any environmental liability that we believe would have a material adverse effect in our Consolidated Financial Statements.

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

COVID-19

Since early March 2020, the COVID-19 pandemic had a significant impact on the U.S. economy. We continue to follow the policies described in Note 1, including those related to impairments of real estate assets and investments in unconsolidated affiliates, leases and estimates of credit losses on operating lease receivables. While the results of our current analyses did not result in any material adjustments to amounts as of and for the years ended December 31, 2021 and 2020, respectively, circumstances related to the COVID-19 pandemic may result in recording impairments, lease modifications and credit losses in future periods.

9.    Noncontrolling Interests

Noncontrolling Interests in Consolidated Affiliates

At December 31, 2021, our noncontrolling interests in consolidated affiliates relate to our joint venture partners’ 50.0% interest in office properties in Richmond and 20.0% interest in the Midtown One joint venture. See Note 4. Our joint venture partners are unrelated third parties.

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

The following table sets forth the Company’s noncontrolling interests in the Operating Partnership:

	Year Ended December 31,
	2021	2020
Beginning noncontrolling interests in the Operating Partnership	$112,499	$133,216
Adjustment of noncontrolling interests in the Operating Partnership to fair value	11,461	(30,617)
Issuances of Common Units	—	6,163
Conversions of Common Units to Common Stock	(15,076)	(145)
Net income attributable to noncontrolling interests in the Operating Partnership	8,321	9,338
Distributions to noncontrolling interests in the Operating Partnership	(5,516)	(5,456)
Total noncontrolling interests in the Operating Partnership	$111,689	$112,499

The following table sets forth net income available for common stockholders and transfers from the Company’s noncontrolling interests in the Operating Partnership:

	Year Ended December 31,
	2021	2020	2019
Net income available for common stockholders	$310,791	$344,914	$134,430
Increase in additional paid in capital from conversions of Common Units to Common Stock	15,076	145	663
Issuances of Common Units	—	(6,163)	—
Change from net income available for common stockholders and transfers from noncontrolling interests	$325,867	$338,896	$135,093

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

The following table sets forth our assets and liabilities and the Company’s noncontrolling interests in the Operating Partnership that are measured or disclosed at fair value within the fair value hierarchy:

		Level 1	Level 2
	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs
Fair Value at December 31, 2021:
Assets:
Mortgages and notes receivable, at fair value (1)	$1,227	$—	$1,227
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	2,866	2,866	—
Total Assets	$4,093	$2,866	$1,227
Noncontrolling Interests in the Operating Partnership	$111,689	$111,689	$—
Liabilities:
Mortgages and notes payable, net, at fair value (1)	$2,907,492	$—	$2,907,492
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	60	—	60
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	2,866	2,866	—
Total Liabilities	$2,910,418	$2,866	$2,907,552

Fair Value at December 31, 2020:
Assets:
Mortgages and notes receivable, at fair value (1)	$1,341	$—	$1,341
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	2,573	2,573	—
Total Assets	$3,914	$2,573	$1,341
Noncontrolling Interests in the Operating Partnership	$112,499	$112,499	$—
Liabilities:
Mortgages and notes payable, net, at fair value (1)	$2,639,163	$—	$2,639,163
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	846	—	846
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	2,573	2,573	—
Total Liabilities	$2,642,582	$2,573	$2,640,009
__________
(1)    Amounts are not recorded at fair value on our Consolidated Balance Sheets at December 31, 2021 and 2020.

The Level 3 impaired real estate assets measured at a fair value of $2.1 million in the second quarter of 2020 included a non-core office building. The impairment resulted from a change in our assumptions about the use of the assets and was calculated using brokers’ opinions of value, letters of intent and comparable sales as observable inputs were not available.

11.    Equity

Common Stock Issuances

During 2020, we entered into separate equity distribution agreements in which the Company may offer and sell up to $300.0 million in aggregate gross sales price of shares of Common Stock. During 2021, the Company issued 456,273 shares of Common Stock under its equity distribution agreements at an average gross sales price of $46.23 per share and received net proceeds, after sales commissions, of $20.8 million. At December 31, 2021, the Company had 95.1 million remaining shares of Common Stock authorized to be issued under its charter.

Common Stock Dividends

Dividends of the Company declared per share of Common Stock aggregated $1.96, $1.92 and $1.90 for the years ended December 31, 2021, 2020 and 2019, respectively.

The following table sets forth the Company’s estimated taxability to the common stockholders of dividends per share for federal income tax purposes:

	Year Ended December 31,
	2021	2020	2019
Ordinary dividend	$1.87	$1.65	$1.64
Capital gains	0.09	0.25	0.13
Return of capital	—	0.02	0.13
Total	$1.96	$1.92	$1.90

The Company’s tax returns have not been examined by the Internal Revenue Service (“IRS”) and, therefore, the taxability of dividends is subject to change.

Preferred Stock

The following table sets forth the Company’s outstanding Preferred Stock:

	Issue Date	Number of Shares Outstanding	Carrying Value	Liquidation Preference Per Share	Optional Redemption Date	Annual Dividends Payable Per Share
		(in thousands)
December 31, 2021
8.625% Series A Cumulative Redeemable	2/12/1997	29	$28,821	$1,000	2/12/2027	$86.25
December 31, 2020
8.625% Series A Cumulative Redeemable	2/12/1997	29	$28,826	$1,000	2/12/2027	$86.25

The following table sets forth the Company’s estimated taxability to the preferred stockholders of dividends per share for federal income tax purposes:

	Year Ended December 31,
	2021	2020	2019
8.625% Series A Cumulative Redeemable:
Ordinary dividend	$82.38	$74.96	$79.90
Capital gains	3.87	11.29	6.35
Total	$86.25	$86.25	$86.25

The Company’s tax returns have not been examined by the IRS and, therefore, the taxability of dividends is subject to change.

Warrants

At both December 31, 2021 and 2020, we had 15,000 warrants outstanding with an exercise price of $32.50 per share. Upon exercise of a warrant, the Company will contribute the exercise price to the Operating Partnership in exchange for Common Units. Therefore, the Operating Partnership accounts for such warrants as if issued by the Operating Partnership. These warrants have no expiration date.

Common Unit Distributions

Distributions of the Operating Partnership declared per Common Unit aggregated $1.96, $1.92 and $1.90 for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Preferred Units

The following table sets forth the Operating Partnership’s outstanding Preferred Units:

	Issue Date	Number of Units Outstanding	Carrying Value	Liquidation Preference Per Unit	Optional Redemption Date	Annual Distributions Payable Per Unit
		(in thousands)
December 31, 2021
8.625% Series A Cumulative Redeemable	2/12/1997	29	$28,821	$1,000	2/12/2027	$86.25
December 31, 2020
8.625% Series A Cumulative Redeemable	2/12/1997	29	$28,826	$1,000	2/12/2027	$86.25

12.    Employee Benefit Plans

Officer, Management and Director Compensation Programs

Officers of the Company participate in an annual non-equity incentive program pursuant to which they are eligible to earn cash payments based on a percentage of their annual base salary in effect for December of the applicable year. Under this component of our executive compensation program, officers are eligible to earn additional cash compensation generally to the extent specific performance-based metrics are achieved during the most recently completed year. The position held by each officer has a target annual incentive percentage that ranges from 25% to 130% of base salary. The more senior the position, the greater the portion of compensation that varies with performance. The percentage amount an officer may earn under the annual non-equity incentive plan is the product of the target annual incentive percentage times an “actual performance factor,” which can range from zero to 200%. Amounts under our annual non-equity incentive plan are accrued and expensed in the year earned, but are typically paid early in the following year.

Certain other employees participate in a similar annual non-equity incentive program. Incentive eligibility ranges from 5% to 30% of annual base salary. These amounts are also accrued and expensed in the year earned, but are typically paid early in the following year.

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

	December 31,
	2021	2020
Outstanding stock options and warrants	527,067	552,373
Possible future issuance under equity incentive plans	2,999,100	1,926,324
	3,526,167	2,478,697

Of the possible future issuance under the Company’s long-term equity incentive plans at December 31, 2021, no more than an additional 1.0 million shares can be in the form of restricted stock.

During the years ended December 31, 2021, 2020 and 2019, we recognized $8.6 million, $6.2 million and $7.2 million, respectively, of share-based compensation expense. Because REITs generally do not pay income taxes, we do not realize tax benefits on share-based payments. At December 31, 2021, there was $3.4 million of total unrecognized share-based compensation costs, which will be recognized over a weighted average remaining contractual term of 1.9 years.

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

The following table sets forth stock option activity:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price
Stock options outstanding at December 31, 2018	596,518	$45.67
Exercised	(9,026)	39.53
Forfeited	(2,590)	48.79
Stock options outstanding at December 31, 2019	584,902	45.75
Exercised	(42,163)	41.10
Forfeited	(5,366)	50.82
Stock options outstanding at December 31, 2020	537,373	46.07
Exercised	(25,306)	43.76
Stock options outstanding at December 31, 2021 (1)	512,067	$46.18
__________
(1)The Company had 512,067 options exercisable at December 31, 2021 with a weighted average exercise price of $46.18, weighted average remaining life of 4.0 years and intrinsic value of $0.6 million. Of these exercisable options, 279,549 had exercise prices higher than the market price of our Common Stock at December 31, 2021.

Cash received or receivable from options exercised was $1.1 million, $1.9 million and $0.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. The total intrinsic value of options exercised during the years ended December 31, 2021, 2020 and 2019 was $0.1 million, $0.4 million and $0.1 million, respectively. The total intrinsic value of options outstanding at December 31, 2021, 2020 and 2019 was $0.6 million, $0.1 million and $2.4 million, respectively. The Company generally does not permit the net cash settlement of exercised stock options, but does permit net share settlement so long as the shares received are held for at least a year. The Company has a practice of issuing new shares to satisfy stock option exercises.

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

The following table sets forth time-based restricted stock activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted shares outstanding at December 31, 2018	191,239	$45.62
Awarded and issued (1)	103,590	45.98
Vested (2)	(73,036)	45.79
Forfeited	(3,642)	46.07
Restricted shares outstanding at December 31, 2019	218,151	45.73
Awarded and issued (1)	83,116	44.88
Vested (2)	(88,326)	45.86
Forfeited	(3,751)	45.78
Restricted shares outstanding at December 31, 2020	209,190	45.34
Awarded and issued (1)	103,120	39.99
Vested (2)	(89,264)	45.90
Forfeited	(3,327)	43.13
Restricted shares outstanding at December 31, 2021	219,719	$42.63
__________

(1)The weighted average fair value at grant date of time-based restricted stock issued during the years ended December 31, 2021, 2020 and 2019 was $4.1 million, $3.7 million and $4.8 million, respectively.
(2)The vesting date fair value of time-based restricted stock that vested during the years ended December 31, 2021, 2020 and 2019 was $3.6 million, $3.9 million and $3.3 million, respectively. Vested shares include those shares surrendered by employees to satisfy tax withholding obligations in connection with such vesting.

- Total Return-Based Restricted Stock

Shares of total return-based restricted stock vest to the extent the Company’s absolute total returns for certain pre-determined three-year periods exceed predetermined goals. The amount subject to vesting ranges from zero to 150%. For total return-based restricted stock issued prior to 2020, notwithstanding the Company’s absolute total return, if the Company’s total return exceeds 100% of the average peer group total return index, at least 75% of total return-based restricted stock issued will vest at the end of the applicable period. This amount was increased from 75% to 100% for total return-based restricted stock issued in 2021 and 2020. The weighted average grant date fair value of such shares of total return-based restricted stock issued in 2021, 2020 and 2019 was determined to be $36.41, $38.31 and $39.42, respectively, and is amortized over the respective three-year period or the service period, if shorter, for employees who are or will become eligible under the Company’s retirement plan. The fair values of the total return-based restricted stock granted were determined at the grant dates using a Monte Carlo simulation model and the following assumptions:

	2021	2020	2019
Risk free interest rate (1)	0.3%	0.9%	2.4%
Common stock dividend yield (2)	4.8%	3.9%	4.4%
Expected volatility (3)	26.8%	20.4%	27.3%
__________
(1)Represents the interest rate as of the grant date on US treasury bonds having the same life as the estimated life of the total return-based restricted stock grants.
(2)The dividend yield is calculated utilizing the then current regular dividend rate for a one-year period and the average per share price of Common Stock during the three-month period preceding the date of grant.
(3)Based on the historical volatility of Common Stock over a period relevant to the related total return-based restricted stock grant.

The following table sets forth total return-based restricted stock activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted shares outstanding at December 31, 2018	180,094	$43.34
Awarded and issued (1)	87,344	39.42
Vested (2)	(45,901)	43.68
Forfeited (3)	(12,689)	43.58
Restricted shares outstanding at December 31, 2019	208,848	42.22
Awarded and issued (1)	66,188	38.31
Forfeited (3)	(49,852)	51.93
Restricted shares outstanding at December 31, 2020	225,184	39.53
Awarded and issued (1)	81,464	36.41
Vested (2)	(55,452)	43.01
Forfeited (3)	(21,904)	42.33
Restricted shares outstanding at December 31, 2021	229,292	$38.00
__________
(1)The fair value at grant date of total return-based restricted stock issued during the years ended December 31, 2021, 2020 and 2019 was $2.9 million, $2.5 million and $3.4 million, respectively, at target.
(2)The vesting date fair value of total return-based restricted stock that vested during the years ended December 31, 2021 and 2019 was $2.2 million and $2.1 million, respectively, based on the performance of the specific plans. Vested shares include those shares surrendered by employees to satisfy tax withholding obligations in connection with such vesting. There were no vested shares of total return-based restricted stock during the year ended December 31, 2020.

(3)The 2021, 2020 and 2019 amounts include 18,484, 46,852 and 9,521 shares, respectively, that were forfeited at the end of the applicable measurement period because the applicable total return did not meet targeted levels.

401(k) Retirement Savings Plan

We have a 401(k) Retirement Savings Plan covering substantially all employees who meet certain age and employment criteria. We contribute amounts for each participant at a rate of 75% of the employee’s contribution (up to 6% of each employee’s bi-weekly salary and cash incentives, subject to statutory limits). During the years ended December 31, 2021, 2020 and 2019, we contributed $1.3 million, $1.4 million and $1.5 million, respectively, to the 401(k) savings plan. The assets of this qualified plan are not included in our Consolidated Financial Statements since the assets are not owned by us.

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

Deferred Compensation

Prior to 2010, officers could elect to defer all or a portion of their cash compensation, which was then invested in unrelated mutual funds under a non-qualified deferred compensation plan. These investments are recorded at fair value, which aggregated $2.9 million and $2.6 million at December 31, 2021 and 2020, respectively, and are included in prepaid expenses and other assets, with an offsetting deferred compensation liability recorded in accounts payable, accrued expenses and other liabilities. Deferred amounts ultimately payable to the participants are based on the value of the related mutual fund investments. Accordingly, changes in the value of the unrelated mutual funds are recorded in interest and other income and the corresponding offsetting changes in the deferred compensation liability are recorded in general and administrative expense. As a result, there is no effect on our net income.

The following table sets forth our deferred compensation liability:

	Year Ended December 31,
	2021	2020	2019
Beginning deferred compensation liability	$2,573	$2,345	$1,849
Mark-to-market adjustment to deferred compensation (in general and administrative expenses)	293	228	496
Total deferred compensation liability	$2,866	$2,573	$2,345

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”) pursuant to which employees may contribute up to 25% of their cash compensation for the purchase of Common Stock. At the end of each quarter, each participant’s account balance, which includes accumulated dividends, is applied to acquire shares of Common Stock at a cost that is calculated at 85% of the average closing price on the NYSE on the five consecutive days preceding the last day of the quarter. In the years ended December 31, 2021, 2020 and 2019, the Company issued 38,460, 47,208 and 38,618 shares, respectively, of Common Stock under the ESPP. The 15% discount on newly issued shares, which is taxable income to the participants and is recorded by us as additional compensation expense, aggregated $0.2 million, $0.3 million and $0.3 million in the years ended December 31, 2021, 2020 and 2019, respectively. Generally, shares purchased under the ESPP must be held at least one year. The Company satisfies its ESPP obligations by issuing additional shares of Common Stock.

13.    Accumulated Other Comprehensive Income/(Loss)

The following table sets forth the components of accumulated other comprehensive income/(loss):

	December 31,
	2021	2020
Cash flow hedges:
Beginning balance	$(1,462)	$(471)
Unrealized losses on cash flow hedges	(19)	(1,238)
Amortization of cash flow hedges (1)	508	247
Total accumulated other comprehensive loss	$(973)	$(1,462)
__________
(1)    Amounts reclassified out of accumulated other comprehensive income/(loss) into interest expense.

14.    Real Estate and Other Assets Held For Sale

The following table sets forth the assets held for sale at December 31, 2021 and 2020, which are considered non-core:

	December 31,
	2021	2020
Assets:
Land	$—	$2,612
Buildings and tenant improvements	—	12,238
Land held for development	3,482	—
Less-accumulated depreciation	—	(3,577)
Net real estate assets	3,482	11,273
Deferred leasing costs, net	—	87
Prepaid expenses and other assets	36	—
Real estate and other assets, net, held for sale	$3,518	$11,360

15.    Earnings Per Share and Per Unit

The following table sets forth the computation of basic and diluted earnings per share of the Company:

	Year Ended December 31,
	2021	2020	2019
Earnings per Common Share - basic:
Numerator:
Net income	$323,310	$357,914	$141,683
Net (income) attributable to noncontrolling interests in the Operating Partnership	(8,321)	(9,338)	(3,551)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(1,712)	(1,174)	(1,214)
Dividends on Preferred Stock	(2,486)	(2,488)	(2,488)
Net income available for common stockholders	$310,791	$344,914	$134,430
Denominator:
Denominator for basic earnings per Common Share – weighted average shares (1)	104,232	103,876	103,692
Net income available for common stockholders	$2.98	$3.32	$1.30
Earnings per Common Share - diluted:
Numerator:
Net income	$323,310	$357,914	$141,683
Net (income) attributable to noncontrolling interests in consolidated affiliates	(1,712)	(1,174)	(1,214)
Dividends on Preferred Stock	(2,486)	(2,488)	(2,488)
Net income available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	$319,112	$354,252	$137,981
Denominator:
Denominator for basic earnings per Common Share – weighted average shares (1)	104,232	103,876	103,692
Add:
Stock options using the treasury method	18	8	22
Noncontrolling interests Common Units	2,811	2,830	2,731
Denominator for diluted earnings per Common Share – adjusted weighted average shares and assumed conversions	107,061	106,714	106,445
Net income available for common stockholders	$2.98	$3.32	$1.30
__________
(1)Includes all unvested restricted stock where dividends on such restricted stock are non-forfeitable.

The following table sets forth the computation of basic and diluted earnings per unit of the Operating Partnership:

	Year Ended December 31,
	2021	2020	2019
Earnings per Common Unit - basic:
Numerator:
Net income	$323,310	$357,914	$141,683
Net (income) attributable to noncontrolling interests in consolidated affiliates	(1,712)	(1,174)	(1,214)
Distributions on Preferred Units	(2,486)	(2,488)	(2,488)
Net income available for common unitholders	$319,112	$354,252	$137,981
Denominator:
Denominator for basic earnings per Common Unit – weighted average units (1)	106,634	106,297	106,014
Net income available for common unitholders	$2.99	$3.33	$1.30
Earnings per Common Unit - diluted:
Numerator:
Net income	$323,310	$357,914	$141,683
Net (income) attributable to noncontrolling interests in consolidated affiliates	(1,712)	(1,174)	(1,214)
Distributions on Preferred Units	(2,486)	(2,488)	(2,488)
Net income available for common unitholders	$319,112	$354,252	$137,981
Denominator:
Denominator for basic earnings per Common Unit – weighted average units (1)	106,634	106,297	106,014
Add:
Stock options using the treasury method	18	8	22
Denominator for diluted earnings per Common Unit – adjusted weighted average units and assumed conversions	106,652	106,305	106,036
Net income available for common unitholders	$2.99	$3.33	$1.30
__________
(1)Includes all unvested restricted stock where distributions on such restricted stock are non-forfeitable.

16.    Income Taxes

Our Consolidated Financial Statements include the operations of the Company’s taxable REIT subsidiary, which is not entitled to the dividends paid deduction and is subject to federal, state and local income taxes on its taxable income.

The minimum dividend per share of Common Stock required for the Company to maintain its REIT status was $1.61, $1.41 and $1.44 per share in 2021, 2020 and 2019, respectively. Continued qualification as a REIT depends on the Company’s ability to satisfy the dividend distribution tests, stock ownership requirements and various other qualification tests. The tax basis of the Company’s assets (net of accumulated tax depreciation and amortization) and liabilities was approximately $5.2 billion and $3.2 billion, respectively, at December 31, 2021 and $4.7 billion and $2.8 billion, respectively, at December 31, 2020. The tax basis of the Operating Partnership’s assets (net of accumulated tax depreciation and amortization) and liabilities was approximately $5.0 billion and $3.2 billion, respectively, at December 31, 2021 and $4.6 billion and $2.8 billion, respectively, at December 31, 2020.

During the years ended December 31, 2021, 2020 and 2019, the Company qualified as a REIT and incurred no federal income tax expense; accordingly, the only federal income taxes included in the accompanying Consolidated Financial Statements relate to activities of the Company’s taxable REIT subsidiary.

The following table sets forth the Company’s income tax expense:

	Year Ended December 31,
	2021	2020	2019
Current tax expense:
Federal	$40	$110	$202
State	79	240	148
	119	350	350
Deferred tax expense/(benefit):
Federal	(39)	(9)	14
State	58	(4)	(120)
	19	(13)	(106)
Total income tax expense	$138	$337	$244

The Company’s net deferred tax liability was $0.1 million at both December 31, 2021 and 2020. The net deferred tax liability is comprised primarily of tax versus book differences related to property (depreciation, amortization and basis differences).

For the years ended December 31, 2021 and 2020, there were no unrecognized tax benefits. The Company is subject to federal, state and local income tax examinations by taxing authorities for 2018 through 2021. The Company does not expect that the total amount of unrecognized benefits will materially change within the next year.

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

The following tables summarize the rental and other revenues and net operating income, the primary industry property-level performance metric used by our chief operating decision maker and which is defined as rental and other revenues less rental property and other expenses, for each of our reportable segments. Our segment information as of and for the year ended December 31, 2019 has been retrospectively revised from previously reported amounts to reflect a change in our reportable segments as a result of recent dispositions.

	Year Ended December 31,
	2021	2020	2019
Rental and Other Revenues:
Office:
Atlanta	$143,612	$146,704	$151,279
Charlotte	49,347	35,733	4,650
Nashville	149,674	138,089	133,867
Orlando	51,281	49,459	52,679
Pittsburgh	57,371	58,518	60,755
Raleigh	162,115	128,189	122,173
Richmond	45,941	48,079	49,428
Tampa	97,954	99,520	86,431
Total Office Segment	757,295	704,291	661,262
Other	10,712	32,609	74,717
Total Rental and Other Revenues	$768,007	$736,900	$735,979

Net Operating Income:
Office:
Atlanta	$94,122	$95,448	$97,019
Charlotte	38,464	28,431	3,791
Nashville	110,039	99,901	97,386
Orlando	31,301	29,546	32,062
Pittsburgh	34,248	35,631	36,249
Raleigh	121,005	95,926	88,402
Richmond	31,726	33,667	33,756
Tampa	64,396	67,059	50,339
Total Office Segment	525,301	485,609	439,004
Other	6,270	19,466	48,464
Total Net Operating Income	531,571	505,075	487,468
Reconciliation to net income:
Depreciation and amortization	(259,255)	(241,585)	(254,504)
Impairments of real estate assets	—	(1,778)	(5,849)
General and administrative expenses	(40,553)	(41,031)	(44,067)
Interest expense	(85,853)	(80,962)	(81,648)
Other income/(loss)	1,394	(1,707)	(2,510)
Gains on disposition of property	174,059	215,897	39,517
Equity in earnings of unconsolidated affiliates	1,947	4,005	3,276
Net income	$323,310	$357,914	$141,683

	December 31,
	2021	2020
Total Assets:
Office:
Atlanta	$947,877	$1,011,807
Charlotte	771,121	443,051
Nashville	1,294,178	1,191,219
Orlando	285,781	289,129
Pittsburgh	310,296	313,783
Raleigh	1,269,200	839,831
Richmond	202,488	240,976
Tampa	514,303	556,951
Total Office Segment	5,595,244	4,886,747
Other	99,894	322,670
Total Assets	$5,695,138	$5,209,417

18.    Subsequent Events

On February 1, 2022, the Company declared a cash dividend of $0.50 per share of Common Stock, which is payable on March 15, 2022 to stockholders of record as of February 21, 2022.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTE TO SCHEDULE III
(in thousands)

The following table sets forth the activity of real estate assets and accumulated depreciation:

	December 31,
	2021	2020	2019
Real estate assets:
Beginning balance	$5,594,833	$5,776,804	$5,296,551
Acquisitions, development and improvements	1,248,256	259,470	677,842
Cost of real estate sold and retired	(356,953)	(441,441)	(197,589)
Ending balance (a)	$6,486,136	$5,594,833	$5,776,804
Accumulated depreciation:
Beginning balance	$1,421,956	$1,405,341	$1,296,562
Depreciation expense	218,628	204,585	214,682
Real estate sold and retired	(183,073)	(187,970)	(105,903)
Ending balance (b)	$1,457,511	$1,421,956	$1,405,341

(a)Reconciliation of total real estate assets to balance sheet caption:

	2021	2020	2019
Total per Schedule III	$6,486,136	$5,594,833	$5,776,804
Development in-process exclusive of land included in Schedule III	6,890	259,681	172,706
Real estate assets, net, held for sale	(3,482)	(14,850)	(34,396)
Total real estate assets	$6,489,544	$5,839,664	$5,915,114

(b)Reconciliation of total accumulated depreciation to balance sheet caption:

	2021	2020	2019
Total per Schedule III	$1,457,511	$1,421,956	$1,405,341
Real estate assets, net, held for sale	—	(3,577)	(16,775)
Total accumulated depreciation	$1,457,511	$1,418,379	$1,388,566

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

December 31, 2021

			Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period					Life on Which Depreciation is Calculated
Description	Property Type	2021 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets (1)	Accumulated Depreciation	Date of Construction
Atlanta, GA
1700 Century Circle	Office		$—	$2,482	$2	$1,431	$2	$3,913	$3,915	$2,110	1983	5-40 yrs.
1800 Century Boulevard	Office		1,444	29,081	—	6,935	1,444	36,016	37,460	20,861	1975	5-40 yrs.
1825 Century Boulevard	Office		864	—	303	15,181	1,167	15,181	16,348	7,207	2002	5-40 yrs.
1875 Century Boulevard	Office		—	8,924	—	8,820	—	17,744	17,744	9,491	1976	5-40 yrs.
1900 Century Boulevard	Office		—	4,744	—	340	—	5,084	5,084	5,084	1971	5-40 yrs.
2200 Century Parkway	Office		—	14,432	—	9,012	—	23,444	23,444	12,327	1971	5-40 yrs.
2400 Century Parkway	Office		—	—	406	14,785	406	14,785	15,191	8,262	1998	5-40 yrs.
2500 Century Parkway	Office		—	—	328	12,824	328	12,824	13,152	5,035	2005	5-40 yrs.
2500/2635 Parking Garage	Office		—	—	—	6,447	—	6,447	6,447	2,594	2005	5-40 yrs.
2600 Century Parkway	Office		—	10,679	—	5,694	—	16,373	16,373	8,514	1973	5-40 yrs.
2635 Century Parkway	Office		—	21,643	—	20,711	—	42,354	42,354	20,219	1980	5-40 yrs.
2800 Century Parkway	Office		—	20,449	—	11,852	—	32,301	32,301	19,130	1983	5-40 yrs.
Century Plaza I	Office		1,290	8,567	—	4,746	1,290	13,313	14,603	7,206	1981	5-40 yrs.
Century Plaza II	Office		1,380	7,733	—	4,119	1,380	11,852	13,232	5,904	1984	5-40 yrs.
Riverpoint - Land	Industrial		7,250	—	(4,649)	718	2,601	718	3,319	203	N/A	5-40 yrs.
Riverwood 100	Office		5,785	64,913	(29)	25,295	5,756	90,208	95,964	26,300	1989	5-40 yrs.
Tradeport - Land	Industrial		5,243	—	(4,733)	—	510	—	510	—	N/A	N/A
Two Alliance Center	Office		9,579	125,549	—	555	9,579	126,104	135,683	34,023	2009	5-40 yrs.
One Alliance Center	Office		14,775	123,071	—	21,171	14,775	144,242	159,017	35,121	2001	5-40 yrs.
10 Glenlake North	Office		5,349	26,334	—	7,754	5,349	34,088	39,437	8,341	2000	5-40 yrs.
10 Glenlake South	Office		5,103	22,811	—	5,234	5,103	28,045	33,148	8,177	1999	5-40 yrs.
Riverwood 200	Office		4,777	89,708	450	2,995	5,227	92,703	97,930	14,342	2017	5-40 yrs.
Riverwood 300 - Land	Office		400	—	—	710	400	710	1,110	87	N/A	5-40 yrs.
Monarch Tower	Office		22,717	143,068	—	19,398	22,717	162,466	185,183	30,985	1997	5-40 yrs.
Monarch Plaza	Office		27,678	88,962	—	12,410	27,678	101,372	129,050	19,148	1983	5-40 yrs.
Galleria 75 - Land	Office		—	—	19,740	—	19,740	—	19,740	—	N/A	N/A
Charlotte, NC
Bank of America Tower	Office		29,273	354,749	—	21,466	29,273	376,215	405,488	23,734	2019	5-40 yrs.
Morrocroft	Office	69,421	—	—	19,286	177,199	19,286	177,199	196,485	2,660	1992	5-40 yrs.
Capitol Towers	Office	130,498	—	—	9,202	102,179	9,202	102,179	111,381	1,351	2015	5-40 yrs.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

			Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period					Life on Which Depreciation is Calculated
Description	Property Type	2021 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets (1)	Accumulated Depreciation	Date of Construction
Nashville, TN
3322 West End	Office		3,025	27,490	—	12,054	3,025	39,544	42,569	20,091	1986	5-40 yrs.
3401 West End	Office		5,862	22,917	—	6,755	5,862	29,672	35,534	16,937	1982	5-40 yrs.
5310 Maryland Way	Office		1,863	7,201	—	3,796	1,863	10,997	12,860	7,051	1994	5-40 yrs.
Cool Springs I & II Deck	Office		—	—	—	3,994	—	3,994	3,994	1,415	2007	5-40 yrs.
Cool Springs III & IV Deck	Office		—	—	—	4,466	—	4,466	4,466	1,649	2007	5-40 yrs.
Cool Springs I	Office		1,583	—	15	18,202	1,598	18,202	19,800	8,279	1999	5-40 yrs.
Cool Springs II	Office		1,824	—	346	23,961	2,170	23,961	26,131	9,567	1999	5-40 yrs.
Cool Springs III	Office		1,631	—	804	17,091	2,435	17,091	19,526	6,329	2006	5-40 yrs.
Cool Springs IV	Office		1,715	—	—	20,234	1,715	20,234	21,949	6,701	2008	5-40 yrs.
Cool Springs V (Healthways)	Office		3,688	—	295	53,116	3,983	53,116	57,099	24,867	2007	5-40 yrs.
Harpeth On The Green II	Office		1,419	5,677	—	4,164	1,419	9,841	11,260	4,870	1984	5-40 yrs.
Harpeth On The Green III	Office		1,660	6,649	—	3,621	1,660	10,270	11,930	5,195	1987	5-40 yrs.
Harpeth On The Green IV	Office		1,713	6,842	—	3,553	1,713	10,395	12,108	5,439	1989	5-40 yrs.
Harpeth On The Green V	Office		662	—	197	6,187	859	6,187	7,046	3,007	1998	5-40 yrs.
Hickory Trace	Office		1,164	—	164	6,335	1,328	6,335	7,663	2,792	2001	5-40 yrs.
Highwoods Plaza I	Office		1,552	—	307	9,857	1,859	9,857	11,716	5,431	1996	5-40 yrs.
Highwoods Plaza II	Office		1,448	—	307	10,062	1,755	10,062	11,817	5,449	1997	5-40 yrs.
Seven Springs I	Office		2,076	—	592	13,612	2,668	13,612	16,280	6,419	2002	5-40 yrs.
SouthPointe	Office		1,655	—	310	9,410	1,965	9,410	11,375	4,582	1998	5-40 yrs.
Ramparts	Office		2,394	12,806	—	10,834	2,394	23,640	26,034	9,660	1986	5-40 yrs.
Westwood South	Office		2,106	—	382	12,337	2,488	12,337	14,825	6,893	1999	5-40 yrs.
100 Winners Circle	Office		1,497	7,258	—	2,729	1,497	9,987	11,484	5,293	1987	5-40 yrs.
The Pinnacle at Symphony Place	Office	91,318	—	141,469	—	6,535	—	148,004	148,004	42,086	2010	5-40 yrs.
Seven Springs East (LifePoint)	Office		2,525	37,587	—	281	2,525	37,868	40,393	9,716	2013	5-40 yrs.
The Shops at Seven Springs	Office		803	8,223	—	404	803	8,627	9,430	2,855	2013	5-40 yrs.
Seven Springs West	Office		2,439	51,306	—	2,034	2,439	53,340	55,779	9,777	2016	5-40 yrs.
Seven Springs II	Office		2,356	30,048	—	3,033	2,356	33,081	35,437	5,376	2017	5-40 yrs.
Bridgestone Tower	Office		19,223	169,582	—	309	19,223	169,891	189,114	21,278	2017	5-40 yrs.
Virginia Springs II	Office		4,821	26,448	—	—	4,821	26,448	31,269	720	2020	5-40 yrs.
MARS Campus	Office		7,010	87,474	—	99	7,010	87,573	94,583	8,787	2019	5-40 yrs.
5501 Virginia Way	Office		4,534	25,632	—	274	4,534	25,906	30,440	2,760	2018	5-40 yrs.
1100 Broadway - Land	Office		29,845	—	(200)	—	29,645	—	29,645	—	N/A	N/A
Asurion	Office		—	—	33,219	230,569	33,219	230,569	263,788	2,089	2021	5-40 yrs.
Ovation - Land	Office		31,063	—	58,168	—	89,231	—	89,231	—	N/A	N/A

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

			Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period					Life on Which Depreciation is Calculated
Description	Property Type	2021 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets (1)	Accumulated Depreciation	Date of Construction
Broadway Stem - Land	Office		6,218	—	—	526	6,218	526	6,744	4	N/A	5-40 yrs.
YMCA Site - land	Office		—	—	16,121	—	16,121	—	16,121	—	N/A	N/A
Orlando, FL
Capital Plaza Three - Land	Office		2,994	—	18	—	3,012	—	3,012	—	N/A	N/A
The 1800 Eller Drive Building	Office		—	9,851	—	3,092	—	12,943	12,943	8,809	1983	5-40 yrs.
Seaside Plaza	Office		3,893	29,541	—	12,311	3,893	41,852	45,745	10,684	1982	5-40 yrs.
Capital Plaza Two	Office		4,346	43,394	—	8,482	4,346	51,876	56,222	12,421	1999	5-40 yrs.
Capital Plaza One	Office		3,482	27,321	—	8,988	3,482	36,309	39,791	8,932	1975	5-40 yrs.
Landmark Center Two	Office		4,743	22,031	—	9,656	4,743	31,687	36,430	9,074	1985	5-40 yrs.
Landmark Center One	Office		6,207	22,655	—	10,604	6,207	33,259	39,466	8,449	1983	5-40 yrs.
300 South Orange	Office		3,490	56,079	—	7,980	3,490	64,059	67,549	12,732	2000	5-40 yrs.
Eola Centre	Office		5,785	11,160	—	14,473	5,785	25,633	31,418	4,301	1969	5-40 yrs.
Pittsburgh, PA
One PPG Place	Office		9,819	107,643	—	51,888	9,819	159,531	169,350	50,381	1983-1985	5-40 yrs.
Two PPG Place	Office		2,302	10,978	—	12,103	2,302	23,081	25,383	6,258	1983-1985	5-40 yrs.
Three PPG Place	Office		501	2,923	—	4,736	501	7,659	8,160	3,174	1983-1985	5-40 yrs.
Four PPG Place	Office		620	3,239	—	3,477	620	6,716	7,336	2,204	1983-1985	5-40 yrs.
Five PPG Place	Office		803	4,924	—	2,577	803	7,501	8,304	2,171	1983-1985	5-40 yrs.
Six PPG Place	Office		3,353	25,602	—	17,141	3,353	42,743	46,096	13,387	1983-1985	5-40 yrs.
EQT Plaza	Office		16,457	83,812	—	17,574	16,457	101,386	117,843	29,851	1987	5-40 yrs.
East Liberty - Land	Office		2,478	—	—	—	2,478	—	2,478	—	N/A	N/A
Raleigh, NC
3600 Glenwood Avenue	Office		—	10,994	—	6,121	—	17,115	17,115	9,386	1986	5-40 yrs.
3737 Glenwood Avenue	Office		—	—	318	17,213	318	17,213	17,531	9,183	1999	5-40 yrs.
4800 North Park	Office		2,678	17,630	—	7,396	2,678	25,026	27,704	14,800	1985	5-40 yrs.
5000 North Park	Office		1,010	4,612	(49)	3,231	961	7,843	8,804	4,394	1980	5-40 yrs.
801 Raleigh Corporate Center	Office		828	—	272	11,686	1,100	11,686	12,786	5,135	2002	5-40 yrs.
2500 Blue Ridge Road	Office		722	4,606	—	1,428	722	6,034	6,756	4,013	1982	5-40 yrs.
2418 Blue Ridge Road	Office		462	1,410	—	2,869	462	4,279	4,741	1,881	1988	5-40 yrs.
2000 CentreGreen	Office		1,529	—	(391)	13,299	1,138	13,299	14,437	5,027	2000	5-40 yrs.
4000 CentreGreen	Office		1,653	—	(389)	11,270	1,264	11,270	12,534	4,959	2001	5-40 yrs.
5000 CentreGreen	Office		1,291	34,572	—	2,963	1,291	37,535	38,826	6,789	2017	5-40 yrs.
3000 CentreGreen	Office		1,779	—	(397)	14,714	1,382	14,714	16,096	5,302	2002	5-40 yrs.
1000 CentreGreen	Office		1,280	—	55	13,969	1,335	13,969	15,304	4,252	2008	5-40 yrs.
GlenLake - Land	Office		13,003	—	(12,382)	114	621	114	735	59	N/A	5-40 yrs.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

			Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period					Life on Which Depreciation is Calculated
Description	Property Type	2021 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets (1)	Accumulated Depreciation	Date of Construction
GlenLake One	Office		924	—	1,324	23,185	2,248	23,185	25,433	10,795	2002	5-40 yrs.
GlenLake Four	Office		1,659	—	493	20,527	2,152	20,527	22,679	7,671	2006	5-40 yrs.
GlenLake Six	Office		941	—	(365)	20,058	576	20,058	20,634	6,887	2008	5-40 yrs.
701 Raleigh Corporate Center	Office		1,304	—	540	18,440	1,844	18,440	20,284	9,149	1996	5-40 yrs.
Highwoods Centre	Office		531	—	(267)	8,028	264	8,028	8,292	4,555	1998	5-40 yrs.
Inveresk Parcel 2 - Land	Office		657	—	38	103	695	103	798	16	N/A	5-40 yrs.
4201 Lake Boone Trail	Office		1,450	6,311	—	916	1,450	7,227	8,677	2,254	1998	5-40 yrs.
4620 Creekstone Drive	Office		149	—	107	3,395	256	3,395	3,651	1,623	2001	5-40 yrs.
4825 Creekstone Drive	Office		398	—	293	10,670	691	10,670	11,361	5,653	1999	5-40 yrs.
751 Corporate Center	Office		2,665	16,939	—	(50)	2,665	16,889	19,554	2,564	2018	5-40 yrs.
PNC Plaza	Office		1,206	—	—	70,872	1,206	70,872	72,078	27,086	2008	5-40 yrs.
4301 Lake Boone Trail	Office		878	3,730	—	2,524	878	6,254	7,132	4,220	1990	5-40 yrs.
4207 Lake Boone Trail	Office		362	1,818	—	1,448	362	3,266	3,628	2,299	1993	5-40 yrs.
2301 Rexwoods Drive	Office		919	2,816	—	1,633	919	4,449	5,368	2,964	1992	5-40 yrs.
4325 Lake Boone Trail	Office		586	—	—	4,842	586	4,842	5,428	3,050	1995	5-40 yrs.
2300 Rexwoods Drive	Office		1,301	—	184	8,863	1,485	8,863	10,348	3,405	1998	5-40 yrs.
4709 Creekstone Drive	Office		469	4,038	23	5,434	492	9,472	9,964	3,415	1987	5-40 yrs.
4700 Six Forks Road	Office		666	2,665	—	1,803	666	4,468	5,134	2,420	1982	5-40 yrs.
4700 Homewood Court	Office		1,086	4,533	—	1,870	1,086	6,403	7,489	3,887	1983	5-40 yrs.
4800 Six Forks Road	Office		862	4,411	—	3,338	862	7,749	8,611	4,703	1987	5-40 yrs.
4601 Creekstone Drive	Office		255	—	217	5,771	472	5,771	6,243	3,334	1997	5-40 yrs.
Weston - Land	Office		22,771	—	(19,894)	—	2,877	—	2,877	—	N/A	N/A
4625 Creekstone Drive	Office		458	—	268	6,016	726	6,016	6,742	3,632	1995	5-40 yrs.
11000 Weston Parkway	Office		2,651	18,850	—	14,540	2,651	33,390	36,041	7,842	1998	5-40 yrs.
GlenLake Five	Office		2,263	30,264	—	3,694	2,263	33,958	36,221	10,197	2014	5-40 yrs.
11800 Weston Parkway	Office		826	13,188	—	18	826	13,206	14,032	3,345	2014	5-40 yrs.
CentreGreen Café	Office		41	3,509	—	(2)	41	3,507	3,548	621	2014	5-40 yrs.
CentreGreen Fitness Center	Office		27	2,322	—	(1)	27	2,321	2,348	411	2014	5-40 yrs.
One City Plaza	Office		11,288	68,375	—	26,283	11,288	94,658	105,946	24,562	1986	5-40 yrs.
Edison - Land	Office		5,984	—	2,031	—	8,015	—	8,015	—	N/A	N/A
Charter Square	Office		7,267	65,881	—	4,464	7,267	70,345	77,612	11,979	2015	5-40 yrs.
MetLife Global Technology Campus	Office		21,580	149,889	—	41	21,580	149,930	171,510	24,164	2015	5-40 yrs.
GlenLake Seven	Office		1,662	37,332	—	—	1,662	37,332	38,994	1,624	2020	5-40 yrs.
Hargett - Land	Office		9,248	—	—	—	9,248	—	9,248	—	N/A	N/A
Forum I	Office		—	—	1,278	27,809	1,278	27,809	29,087	1,197	1985	5-40 yrs.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

			Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period					Life on Which Depreciation is Calculated
Description	Property Type	2021 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets (1)	Accumulated Depreciation	Date of Construction
Forum II	Office		—	—	1,327	18,088	1,327	18,088	19,415	758	1988	5-40 yrs.
Forum III	Office		—	—	994	23,931	994	23,931	24,925	1,001	1995	5-40 yrs.
Forum IV	Office		—	—	2,118	43,889	2,118	43,889	46,007	1,590	2000	5-40 yrs.
Forum V	Office		—	—	1,552	26,263	1,552	26,263	27,815	1,190	2007	5-40 yrs.
Captrust Tower	Office	84,972	—	—	9,670	124,530	9,670	124,530	134,200	1,673	2010	5-40 yrs.
150 Fayetteville	Office	115,731	—	—	7,677	130,049	7,677	130,049	137,726	2,185	1991	5-40 yrs.
Other Property	Other		27,260	20,868	(13,177)	31,819	14,083	52,687	66,770	28,878	N/A	5-40 yrs.
Richmond, VA
4900 Cox Road	Office		1,324	5,311	15	3,930	1,339	9,241	10,580	5,815	1991	5-40 yrs.
Colonnade Building	Office		1,364	6,105	—	2,479	1,364	8,584	9,948	3,997	2003	5-40 yrs.
Dominion Place - Pitts Parcel - Land	Office		1,101	—	(465)	—	636	—	636	—	N/A	N/A
Markel 4521	Office		1,581	13,299	168	(397)	1,749	12,902	14,651	6,641	1999	5-40 yrs.
Highwoods Commons	Office		521	—	458	4,581	979	4,581	5,560	2,342	1999	5-40 yrs.
Highwoods One	Office		1,688	—	22	14,252	1,710	14,252	15,962	7,762	1996	5-40 yrs.
Highwoods Two	Office		786	—	226	10,483	1,012	10,483	11,495	4,504	1997	5-40 yrs.
Highwoods Five	Office		783	—	11	8,177	794	8,177	8,971	4,130	1998	5-40 yrs.
Highwoods Plaza	Office		909	—	187	5,880	1,096	5,880	6,976	2,885	2000	5-40 yrs.
Innslake Center	Office		845	—	125	7,735	970	7,735	8,705	3,566	2001	5-40 yrs.
Highwoods Centre	Office		1,205	4,825	—	2,795	1,205	7,620	8,825	3,789	1990	5-40 yrs.
Markel 4501	Office		1,300	13,259	213	(3,295)	1,513	9,964	11,477	4,389	1998	5-40 yrs.
4600 Cox Road	Office		1,700	17,081	169	(3,432)	1,869	13,649	15,518	6,007	1989	5-40 yrs.
North Park	Office		2,163	8,659	6	3,436	2,169	12,095	14,264	6,708	1989	5-40 yrs.
North Shore Commons I	Office		951	—	137	12,972	1,088	12,972	14,060	6,435	2002	5-40 yrs.
North Shore Commons II	Office		2,067	—	(89)	11,526	1,978	11,526	13,504	4,036	2007	5-40 yrs.
North Shore Commons C - Land	Office		1,497	—	55	10	1,552	10	1,562	1	N/A	N/A
North Shore Commons D - Land	Office		1,261	—	—	—	1,261	—	1,261	—	N/A	N/A
One Shockoe Plaza	Office		—	—	356	21,632	356	21,632	21,988	11,239	1996	5-40 yrs.
Pavilion - Land	Office		181	46	(181)	(46)	—	—	—	—	N/A	N/A
Lake Brook Commons	Office		1,600	8,864	21	3,018	1,621	11,882	13,503	6,082	1996	5-40 yrs.
Sadler & Cox - Land	Office		1,535	—	343	—	1,878	—	1,878	—	N/A	N/A
Highwoods Three	Office		1,918	—	358	12,337	2,276	12,337	14,613	4,797	2005	5-40 yrs.
Stony Point I	Office		1,384	11,630	(267)	4,472	1,117	16,102	17,219	8,937	1990	5-40 yrs.
Stony Point II	Office		1,240	—	103	13,949	1,343	13,949	15,292	6,983	1999	5-40 yrs.
Stony Point III	Office		995	—	—	11,166	995	11,166	12,161	5,785	2002	5-40 yrs.
Stony Point IV	Office		955	—	—	11,955	955	11,955	12,910	4,860	2006	5-40 yrs.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

			Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period					Life on Which Depreciation is Calculated
Description	Property Type	2021 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets (1)	Accumulated Depreciation	Date of Construction
Virginia Mutual	Office		1,301	6,036	15	2,598	1,316	8,634	9,950	3,865	1996	5-40 yrs.
Innsbrook Centre	Office		914	8,249	—	896	914	9,145	10,059	4,279	1987	5-40 yrs.
Elks Pass Lane - Land	Office		3,326	—	141	—	3,467	—	3,467	—	N/A	N/A
Tampa, FL
Meridian Three	Office		2,673	16,470	—	6,510	2,673	22,980	25,653	8,097	1989	5-40 yrs.
Bayshore Place	Office		2,276	11,817	—	3,575	2,276	15,392	17,668	7,730	1990	5-40 yrs.
5525 Gray Street	Office		4,054	—	406	25,163	4,460	25,163	29,623	9,273	2005	5-40 yrs.
Highwoods Bay Center I	Office		3,565	—	(64)	38,144	3,501	38,144	41,645	14,054	2007	5-40 yrs.
Horizon	Office		—	6,257	—	4,475	—	10,732	10,732	5,419	1980	5-40 yrs.
LakePointe One	Office		2,106	89	—	41,965	2,106	42,054	44,160	24,503	1986	5-40 yrs.
LakePointe Two	Office		2,000	15,848	672	15,394	2,672	31,242	33,914	17,421	1999	5-40 yrs.
Lakeside	Office		—	7,369	—	7,160	—	14,529	14,529	7,722	1978	5-40 yrs.
Lakeside/Parkside Garage	Office		—	—	—	5,731	—	5,731	5,731	2,702	2004	5-40 yrs.
One Harbour Place	Office		2,016	25,252	—	16,815	2,016	42,067	44,083	19,922	1985	5-40 yrs.
Parkside	Office		—	9,407	—	3,417	—	12,824	12,824	6,566	1979	5-40 yrs.
Pavilion	Office		—	16,394	—	5,793	—	22,187	22,187	13,108	1982	5-40 yrs.
Pavilion Parking Garage	Office		—	—	—	5,911	—	5,911	5,911	3,192	1999	5-40 yrs.
Spectrum	Office		1,454	14,502	—	5,112	1,454	19,614	21,068	10,788	1984	5-40 yrs.
Tower Place	Office		3,218	19,898	—	8,630	3,218	28,528	31,746	14,728	1988	5-40 yrs.
Westshore Square	Office		1,126	5,186	—	1,738	1,126	6,924	8,050	3,925	1976	5-40 yrs.
Independence Park - Land	Office		4,943	—	5,058	2,227	10,001	2,227	12,228	269	N/A	5-40 yrs.
Independence One	Office		2,531	4,526	—	5,813	2,531	10,339	12,870	5,718	1983	5-40 yrs.
Meridian One	Office		1,849	22,363	—	3,314	1,849	25,677	27,526	6,611	1984	5-40 yrs.
Meridian Two	Office		1,302	19,588	—	5,470	1,302	25,058	26,360	6,826	1986	5-40 yrs.
5332 Avion Park Drive	Office		—	—	6,310	39,620	6,310	39,620	45,930	5,378	2016	5-40 yrs.
Truist Place	Office		1,980	102,138	—	25,702	1,980	127,840	129,820	24,605	1992	5-40 yrs.
Truist Place - Land	Office		2,225	—	—	—	2,225	—	2,225	—	N/A	N/A
Midtown	Office		—	—	16,543	34,818	16,543	34,818	51,361	533	2021	5-40 yrs.
			$602,096	$3,235,692	$165,871	$2,482,477	$767,967	$5,718,169	$6,486,136	$1,457,511
__________
(1)The cost basis for income tax purposes of aggregate land and buildings and tenant improvements as of December 31, 2021 is $6.0 billion.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Raleigh, State of North Carolina, on February 8, 2022.

Highwoods Properties, Inc.
By:	/s/ Theodore J. Klinck
Theodore J. Klinck
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Carlos E. Evans	Chairman of the Board of Directors	February 8, 2022
Carlos E. Evans

/s/ Theodore J. Klinck	President, Chief Executive Officer and Director	February 8, 2022
Theodore J. Klinck

/s/ Charles A. Anderson	Director	February 8, 2022
Charles A. Anderson

/s/ Gene H. Anderson	Director	February 8, 2022
Gene H. Anderson

/s/ Thomas P. Anderson	Director	February 8, 2022
Thomas P. Anderson

/s/ David L. Gadis	Director	February 8, 2022
David L. Gadis

/s/ David J. Hartzell	Director	February 8, 2022
David J. Hartzell

/s/ Sherry A. Kellett	Director	February 8, 2022
Sherry A. Kellett

/s/ Anne H. Lloyd	Director	February 8, 2022
Anne H. Lloyd

/s/ Brendan C. Maiorana	Executive Vice President and Chief Financial Officer	February 8, 2022
Brendan C. Maiorana

/s/ Daniel L. Clemmens	Vice President and Chief Accounting Officer	February 8, 2022
Daniel L. Clemmens

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Raleigh, State of North Carolina, on February 8, 2022.

Highwoods Realty Limited Partnership
By:	Highwoods Properties, Inc., its sole general partner
By:	/s/ Theodore J. Klinck
Theodore J. Klinck
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Carlos E. Evans	Chairman of the Board of Directors of the General Partner	February 8, 2022
Carlos E. Evans

/s/ Theodore J. Klinck	President, Chief Executive Officer and Director of the General Partner	February 8, 2022
Theodore J. Klinck

/s/ Charles A. Anderson	Director of the General Partner	February 8, 2022
Charles A. Anderson

/s/ Gene H. Anderson	Director of the General Partner	February 8, 2022
Gene H. Anderson

/s/ Thomas P. Anderson	Director of the General Partner	February 8, 2022
Thomas P. Anderson

/s/ David L. Gadis	Director of the General Partner	February 8, 2022
David L. Gadis

/s/ David J. Hartzell	Director of the General Partner	February 8, 2022
David J. Hartzell

/s/ Sherry A. Kellett	Director of the General Partner	February 8, 2022
Sherry A. Kellett

/s/ Anne H. Lloyd	Director of the General Partner	February 8, 2022
Anne H. Lloyd

/s/ Brendan C. Maiorana	Executive Vice President and Chief Financial Officer of the General Partner	February 8, 2022
Brendan C. Maiorana

/s/ Daniel L. Clemmens	Vice President and Chief Accounting Officer of the General Partner	February 8, 2022
Daniel L. Clemmens