Form 10-Q
period 2022-03-31
HIGHWOODS PROPERTIES, INC.; HIGHWOODS REALTY LTD PARTNERSHIP
filed 2022-04-26
CIK 921082, 941713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 2022
or

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

The Company had 105,153,984 shares of Common Stock outstanding as of April 19, 2022.

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

Certain information contained herein is presented as of April 19, 2022, the latest practicable date for financial information prior to the filing of this Quarterly Report.

This report combines the Quarterly Reports on Form 10-Q for the period ended March 31, 2022 of the Company and the Operating Partnership. We believe combining the quarterly reports into this single report results in the following benefits:

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

•Consolidated Financial Statements;

•Note 13 to Consolidated Financial Statements - Earnings Per Share and Per Unit;

•Item 4 - Controls and Procedures; and

•Item 6 - Certifications of CEO and CFO Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2022

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HIGHWOODS PROPERTIES, INC.
Consolidated Balance Sheets
(Unaudited and in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
Assets:
Real estate assets, at cost:
Land	$548,190	$549,228
Buildings and tenant improvements	5,735,759	5,718,169
Development in-process	11,928	6,890
Land held for development	211,512	215,257
	6,507,389	6,489,544
Less-accumulated depreciation	(1,502,901)	(1,457,511)
Net real estate assets	5,004,488	5,032,033
Real estate and other assets, net, held for sale	6,031	3,518
Cash and cash equivalents	18,669	23,152
Restricted cash	14,070	8,046
Accounts receivable	17,888	14,002
Mortgages and notes receivable	1,203	1,227
Accrued straight-line rents receivable	275,133	268,324
Investments in and advances to unconsolidated affiliates	14,275	7,383
Deferred leasing costs, net of accumulated amortization of $149,486 and $143,111, respectively	252,207	258,902
Prepaid expenses and other assets, net of accumulated depreciation of $19,515 and $21,408, respectively	81,153	78,551
Total Assets	$5,685,117	$5,695,138
Liabilities, Noncontrolling Interests in the Operating Partnership and Equity:
Mortgages and notes payable, net	$2,827,898	$2,788,915
Accounts payable, accrued expenses and other liabilities	250,128	294,976
Total Liabilities	3,078,026	3,083,891
Commitments and contingencies
Noncontrolling interests in the Operating Partnership	114,570	111,689
Equity:
Preferred Stock, $.01 par value, 50,000,000 authorized shares;
8.625% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 28,821 shares issued and outstanding	28,821	28,821
Common Stock, $.01 par value, 200,000,000 authorized shares;
105,143,984 and 104,892,780 shares issued and outstanding, respectively	1,051	1,049
Additional paid-in capital	3,034,155	3,027,861
Distributions in excess of net income available for common stockholders	(591,780)	(579,616)
Accumulated other comprehensive loss	(988)	(973)
Total Stockholders’ Equity	2,471,259	2,477,142
Noncontrolling interests in consolidated affiliates	21,262	22,416
Total Equity	2,492,521	2,499,558
Total Liabilities, Noncontrolling Interests in the Operating Partnership and Equity	$5,685,117	$5,695,138

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Income
(Unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Rental and other revenues	$206,378	$183,805
Operating expenses:
Rental property and other expenses	61,422	56,189
Depreciation and amortization	69,667	60,927
General and administrative	13,556	9,952
Total operating expenses	144,645	127,068
Interest expense	24,393	19,768
Other income	363	312
Gains on disposition of property	4,100	18,937
Equity in earnings of unconsolidated affiliates	300	637
Net income	42,103	56,855
Net (income) attributable to noncontrolling interests in the Operating Partnership	(965)	(1,493)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(257)	(281)
Dividends on Preferred Stock	(621)	(622)
Net income available for common stockholders	$40,260	$54,459
Earnings per Common Share – basic:
Net income available for common stockholders	$0.38	$0.52
Weighted average Common Shares outstanding – basic	104,933	103,963
Earnings per Common Share – diluted:
Net income available for common stockholders	$0.38	$0.52
Weighted average Common Shares outstanding – diluted	107,453	106,810

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended March 31,
	2022	2021
Comprehensive income:
Net income	$42,103	$56,855
Other comprehensive income/(loss):
Amortization of cash flow hedges	(15)	122
Total other comprehensive income/(loss)	(15)	122
Total comprehensive income	42,088	56,977
Less-comprehensive (income) attributable to noncontrolling interests	(1,222)	(1,774)
Comprehensive income attributable to common stockholders	$40,866	$55,203

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Equity
(Unaudited and in thousands, except share amounts)

	Three Months Ended March 31, 2022
	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2021	104,892,780	$1,049	$28,821	$3,027,861	$(973)	$22,416	$(579,616)	$2,499,558
Issuances of Common Stock, net of issuance costs and tax withholdings	69,821	—	—	4,173	—	—	—	4,173
Dividends on Common Stock ($0.50 per share)		—	—	—	—	—	(52,424)	(52,424)
Dividends on Preferred Stock ($21.5625 per share)		—	—	—	—	—	(621)	(621)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	(3,168)	—	—	—	(3,168)
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(1,411)	—	(1,411)
Issuances of restricted stock	181,383	—	—	—	—	—	—	—
Share-based compensation expense, net of forfeitures	—	2	—	5,289	—	—	—	5,291
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(965)	(965)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	257	(257)	—
Comprehensive income:
Net income		—	—	—	—	—	42,103	42,103
Other comprehensive loss		—	—	—	(15)	—	—	(15)
Total comprehensive income								42,088
Balance at March 31, 2022	105,143,984	$1,051	$28,821	$3,034,155	$(988)	$21,262	$(591,780)	$2,492,521

	Three Months Ended March 31, 2021
	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2020	103,921,546	$1,039	$28,826	$2,993,946	$(1,462)	$22,046	$(686,225)	$2,358,170
Issuances of Common Stock, net of issuance costs and tax withholdings	(49,058)	—	—	(1,198)	—	—	—	(1,198)
Dividends on Common Stock ($0.48 per share)		—	—	—	—	—	(49,847)	(49,847)
Dividends on Preferred Stock ($21.5625 per share)		—	—	—	—	—	(622)	(622)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	(9,266)	—	—	—	(9,266)
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(782)	—	(782)
Issuances of restricted stock	183,100	—	—	—	—	—	—	—
Share-based compensation expense, net of forfeitures	(436)	2	—	2,980	—	—	—	2,982
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(1,493)	(1,493)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	281	(281)	—
Comprehensive income:
Net income		—	—	—	—	—	56,855	56,855
Other comprehensive income		—	—	—	122	—	—	122
Total comprehensive income								56,977
Balance at March 31, 2021	104,055,152	$1,041	$28,826	$2,986,462	$(1,340)	$21,545	$(681,613)	$2,354,921

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Net income	$42,103	$56,855
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,667	60,927
Amortization of lease incentives and acquisition-related intangible assets and liabilities	(87)	(704)
Share-based compensation expense	5,291	2,982
Net credit losses on operating lease receivables	366	237
Accrued interest on mortgages and notes receivable	(24)	(27)
Amortization of debt issuance costs	942	792
Amortization of cash flow hedges	(15)	122
Amortization of mortgages and notes payable fair value adjustments	(20)	411
Losses on debt extinguishment	—	76
Net gains on disposition of property	(4,100)	(18,937)
Equity in earnings of unconsolidated affiliates	(300)	(637)
Distributions of earnings from unconsolidated affiliates	591	395
Changes in operating assets and liabilities:
Accounts receivable	(1,038)	6,658
Prepaid expenses and other assets	(4,529)	(5,544)
Accrued straight-line rents receivable	(7,224)	(4,245)
Accounts payable, accrued expenses and other liabilities	(27,545)	(16,381)
Net cash provided by operating activities	74,078	82,980
Investing activities:
Investments in development in-process	(13,315)	(19,789)
Investments in tenant improvements and deferred leasing costs	(30,273)	(22,939)
Investments in building improvements	(15,413)	(14,422)
Investment in acquired controlling interest in unconsolidated affiliate	—	(127,339)
Net proceeds from disposition of real estate assets	9,469	30,242
Investments in mortgages and notes receivable	(24)	—
Repayments of mortgages and notes receivable	72	76
Investments in and advances to unconsolidated affiliates	(7,378)	—
Changes in other investing activities	(2,555)	(746)
Net cash used in investing activities	(59,417)	(154,917)
Financing activities:
Dividends on Common Stock	(52,424)	(49,847)
Dividends on Preferred Stock	(621)	(622)
Distributions to noncontrolling interests in the Operating Partnership	(1,252)	(1,363)
Distributions to noncontrolling interests in consolidated affiliates	(1,411)	(782)
Proceeds from the issuance of Common Stock	6,501	493
Costs paid for the issuance of Common Stock	(183)	(10)
Repurchase of shares related to tax withholdings	(2,145)	(1,681)
Borrowings on revolving credit facility	70,000	—
Repayments of revolving credit facility	(30,000)	—
Repayments of mortgages and notes payable	(1,585)	(501)
Changes in debt issuance costs and other financing activities	—	(4,616)
Net cash used in financing activities	(13,120)	(58,929)
Net increase/(decrease) in cash and cash equivalents and restricted cash	$1,541	$(130,866)

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows – Continued
(Unaudited and in thousands)

	Three Months Ended March 31,
	2022	2021
Net increase/(decrease) in cash and cash equivalents and restricted cash	$1,541	$(130,866)
Cash and cash equivalents and restricted cash at beginning of the period	31,198	189,244
Cash and cash equivalents and restricted cash at end of the period	$32,739	$58,378

Reconciliation of cash and cash equivalents and restricted cash:

	Three Months Ended March 31,
	2022	2021
Cash and cash equivalents at end of the period	$18,669	$49,279
Restricted cash at end of the period	14,070	9,099
Cash and cash equivalents and restricted cash at end of the period	$32,739	$58,378

Supplemental disclosure of cash flow information:

	Three Months Ended March 31,
	2022	2021
Cash paid for interest, net of amounts capitalized	$34,380	$27,646

Supplemental disclosure of non-cash investing and financing activities:

	Three Months Ended March 31,
	2022	2021
Changes in accrued capital expenditures (1)	(17,115)	(454)
Write-off of fully depreciated real estate assets	12,183	15,468
Write-off of fully amortized leasing costs	6,150	12,848
Write-off of fully amortized debt issuance costs	—	2,983
Adjustment of noncontrolling interests in the Operating Partnership to fair value	3,168	9,266
__________

(1)Accrued capital expenditures included in accounts payable, accrued expenses and other liabilities at March 31, 2022 and 2021 were $37.5 million and $65.5 million, respectively.

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Balance Sheets
(Unaudited and in thousands, except unit and per unit data)

	March 31, 2022	December 31, 2021
Assets:
Real estate assets, at cost:
Land	$548,190	$549,228
Buildings and tenant improvements	5,735,759	5,718,169
Development in-process	11,928	6,890
Land held for development	211,512	215,257
	6,507,389	6,489,544
Less-accumulated depreciation	(1,502,901)	(1,457,511)
Net real estate assets	5,004,488	5,032,033
Real estate and other assets, net, held for sale	6,031	3,518
Cash and cash equivalents	18,669	23,152
Restricted cash	14,070	8,046
Accounts receivable	17,888	14,002
Mortgages and notes receivable	1,203	1,227
Accrued straight-line rents receivable	275,133	268,324
Investments in and advances to unconsolidated affiliates	14,275	7,383
Deferred leasing costs, net of accumulated amortization of $149,486 and $143,111, respectively	252,207	258,902
Prepaid expenses and other assets, net of accumulated depreciation of $19,515 and $21,408, respectively	81,153	78,551
Total Assets	$5,685,117	$5,695,138
Liabilities, Redeemable Operating Partnership Units and Capital:
Mortgages and notes payable, net	$2,827,898	$2,788,915
Accounts payable, accrued expenses and other liabilities	250,128	294,976
Total Liabilities	3,078,026	3,083,891
Commitments and contingencies
Redeemable Operating Partnership Units:
Common Units, 2,504,805 outstanding	114,570	111,689
Series A Preferred Units (liquidation preference $1,000 per unit), 28,821 units issued and outstanding	28,821	28,821
Total Redeemable Operating Partnership Units	143,391	140,510
Capital:
Common Units:
General partner Common Units, 1,072,400 and 1,069,888 outstanding, respectively	24,433	24,492
Limited partner Common Units, 103,662,775 and 103,414,083 outstanding, respectively	2,418,993	2,424,802
Accumulated other comprehensive loss	(988)	(973)
Noncontrolling interests in consolidated affiliates	21,262	22,416
Total Capital	2,463,700	2,470,737
Total Liabilities, Redeemable Operating Partnership Units and Capital	$5,685,117	$5,695,138

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Income
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended March 31,
	2022	2021
Rental and other revenues	$206,378	$183,805
Operating expenses:
Rental property and other expenses	61,422	56,189
Depreciation and amortization	69,667	60,927
General and administrative	13,556	9,952
Total operating expenses	144,645	127,068
Interest expense	24,393	19,768
Other income	363	312
Gains on disposition of property	4,100	18,937
Equity in earnings of unconsolidated affiliates	300	637
Net income	42,103	56,855
Net (income) attributable to noncontrolling interests in consolidated affiliates	(257)	(281)
Distributions on Preferred Units	(621)	(622)
Net income available for common unitholders	$41,225	$55,952
Earnings per Common Unit – basic:
Net income available for common unitholders	$0.39	$0.53
Weighted average Common Units outstanding – basic	107,029	106,393
Earnings per Common Unit – diluted:
Net income available for common unitholders	$0.39	$0.53
Weighted average Common Units outstanding – diluted	107,044	106,401

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended March 31,
	2022	2021
Comprehensive income:
Net income	$42,103	$56,855
Other comprehensive income/(loss):
Amortization of cash flow hedges	(15)	122
Total other comprehensive income/(loss)	(15)	122
Total comprehensive income	42,088	56,977
Less-comprehensive (income) attributable to noncontrolling interests	(257)	(281)
Comprehensive income attributable to common unitholders	$41,831	$56,696

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Capital
(Unaudited and in thousands)

	Three Months Ended March 31, 2022
	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2021	$24,492	$2,424,802	$(973)	$22,416	$2,470,737
Issuances of Common Units, net of issuance costs and tax withholdings	42	4,131	—	—	4,173
Distributions on Common Units ($0.50 per unit)	(535)	(52,936)	—	—	(53,471)
Distributions on Preferred Units ($21.5625 per unit)	(6)	(615)	—	—	(621)
Share-based compensation expense, net of forfeitures	53	5,238	—	—	5,291
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(1,411)	(1,411)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	(31)	(3,055)	—	—	(3,086)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(3)	(254)	—	257	—
Comprehensive income:
Net income	421	41,682	—	—	42,103
Other comprehensive loss	—	—	(15)	—	(15)
Total comprehensive income					42,088
Balance at March 31, 2022	$24,433	$2,418,993	$(988)	$21,262	$2,463,700

	Three Months Ended March 31, 2021
	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2020	$23,087	$2,285,673	$(1,462)	$22,046	$2,329,344
Issuances of Common Units, net of issuance costs and tax withholdings	(12)	(1,186)	—	—	(1,198)
Distributions on Common Units ($0.48 per unit)	(510)	(50,504)	—	—	(51,014)
Distributions on Preferred Units ($21.5625 per unit)	(6)	(616)	—	—	(622)
Share-based compensation expense, net of forfeitures	30	2,952	—	—	2,982
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(782)	(782)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	(96)	(9,496)	—	—	(9,592)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(3)	(278)	—	281	—
Comprehensive income:
Net income	569	56,286	—	—	56,855
Other comprehensive income	—	—	122	—	122
Total comprehensive income					56,977
Balance at March 31, 2021	$23,059	$2,282,831	$(1,340)	$21,545	$2,326,095

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Net income	$42,103	$56,855
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,667	60,927
Amortization of lease incentives and acquisition-related intangible assets and liabilities	(87)	(704)
Share-based compensation expense	5,291	2,982
Net credit losses on operating lease receivables	366	237
Accrued interest on mortgages and notes receivable	(24)	(27)
Amortization of debt issuance costs	942	792
Amortization of cash flow hedges	(15)	122
Amortization of mortgages and notes payable fair value adjustments	(20)	411
Losses on debt extinguishment	—	76
Net gains on disposition of property	(4,100)	(18,937)
Equity in earnings of unconsolidated affiliates	(300)	(637)
Distributions of earnings from unconsolidated affiliates	591	395
Changes in operating assets and liabilities:
Accounts receivable	(1,038)	6,658
Prepaid expenses and other assets	(4,529)	(5,544)
Accrued straight-line rents receivable	(7,224)	(4,245)
Accounts payable, accrued expenses and other liabilities	(27,545)	(16,381)
Net cash provided by operating activities	74,078	82,980
Investing activities:
Investments in development in-process	(13,315)	(19,789)
Investments in tenant improvements and deferred leasing costs	(30,273)	(22,939)
Investments in building improvements	(15,413)	(14,422)
Investment in acquired controlling interest in unconsolidated affiliate	—	(127,339)
Net proceeds from disposition of real estate assets	9,469	30,242
Investments in mortgages and notes receivable	(24)	—
Repayments of mortgages and notes receivable	72	76
Investments in and advances to unconsolidated affiliates	(7,378)	—
Changes in other investing activities	(2,555)	(746)
Net cash used in investing activities	(59,417)	(154,917)
Financing activities:
Distributions on Common Units	(53,471)	(51,014)
Distributions on Preferred Units	(621)	(622)
Distributions to noncontrolling interests in consolidated affiliates	(1,411)	(782)
Proceeds from the issuance of Common Units	6,501	493
Costs paid for the issuance of Common Units	(183)	(10)
Repurchase of units related to tax withholdings	(2,145)	(1,681)
Borrowings on revolving credit facility	70,000	—
Repayments of revolving credit facility	(30,000)	—
Repayments of mortgages and notes payable	(1,585)	(501)
Changes in debt issuance costs and other financing activities	(205)	(4,812)
Net cash used in financing activities	(13,120)	(58,929)
Net increase/(decrease) in cash and cash equivalents and restricted cash	$1,541	$(130,866)

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows - Continued
(Unaudited and in thousands)

	Three Months Ended March 31,
	2022	2021
Net increase/(decrease) in cash and cash equivalents and restricted cash	$1,541	$(130,866)
Cash and cash equivalents and restricted cash at beginning of the period	31,198	189,244
Cash and cash equivalents and restricted cash at end of the period	$32,739	$58,378

Reconciliation of cash and cash equivalents and restricted cash:

	Three Months Ended March 31,
	2022	2021
Cash and cash equivalents at end of the period	$18,669	$49,279
Restricted cash at end of the period	14,070	9,099
Cash and cash equivalents and restricted cash at end of the period	$32,739	$58,378

Supplemental disclosure of cash flow information:

	Three Months Ended March 31,
	2022	2021
Cash paid for interest, net of amounts capitalized	$34,380	$27,646

Supplemental disclosure of non-cash investing and financing activities:

	Three Months Ended March 31,
	2022	2021
Changes in accrued capital expenditures (1)	(17,115)	(454)
Write-off of fully depreciated real estate assets	12,183	15,468
Write-off of fully amortized leasing costs	6,150	12,848
Write-off of fully amortized debt issuance costs	—	2,983
Adjustment of Redeemable Common Units to fair value	2,881	9,396
__________

(1)Accrued capital expenditures included in accounts payable, accrued expenses and other liabilities at March 31, 2022 and 2021 were $37.5 million and $65.5 million, respectively.

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(tabular dollar amounts in thousands, except per share and per unit data)
(Unaudited)

1.    Description of Business and Significant Accounting Policies

Description of Business

Highwoods Properties, Inc. (the “Company”) is a fully integrated office real estate investment trust (“REIT”) that owns, develops, acquires, leases and manages properties primarily in the best business districts (BBDs) of Atlanta, Charlotte, Nashville, Orlando, Pittsburgh, Raleigh, Richmond and Tampa. The Company conducts its activities through Highwoods Realty Limited Partnership (the “Operating Partnership”). At March 31, 2022, we owned or had an interest in 28.0 million rentable square feet of in-service properties, 0.6 million rentable square feet of office properties under development and development land with approximately 4.8 million rentable square feet of potential office build out.

Capital Structure

The Company is the sole general partner of the Operating Partnership. At March 31, 2022, the Company owned all of the Preferred Units and 104.7 million, or 97.7%, of the Common Units in the Operating Partnership. Limited partners owned the remaining 2.5 million Common Units.

During 2020, we entered into separate equity distribution agreements in which the Company may offer and sell up to $300.0 million in aggregate gross sales price of shares of Common Stock. During the three months ended March 31, 2022, the Company issued 130,011 shares of Common Stock under its equity distribution agreements at an average gross sales price of $46.50 per share and received net proceeds, after sales commissions, of $6.0 million.

Basis of Presentation

Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The Company’s Consolidated Financial Statements include the Operating Partnership, wholly owned subsidiaries and those entities in which the Company has the controlling interest. The Operating Partnership’s Consolidated Financial Statements include wholly owned subsidiaries and those entities in which the Operating Partnership has the controlling interest. We consolidate joint venture investments, such as interests in partnerships and limited liability companies, when we control the major operating and financial policies of the investment through majority ownership, in our capacity as a general partner or managing member or through some other contractual right. At March 31, 2022, we have involvement with, and are the primary beneficiary in, an entity that we concluded to be a variable interest entity. As such, this entity is consolidated. Additionally, at March 31, 2022, we have involvement with, but are not the primary beneficiary in, an entity that we concluded to be a variable interest entity. As such, this entity is not consolidated. (See Note 3).

All intercompany transactions and accounts have been eliminated.

The unaudited interim consolidated financial statements and accompanying unaudited consolidated financial information, in the opinion of management, contain all adjustments (including normal recurring accruals) necessary for a fair presentation of our financial position, results of operations and cash flows. We have condensed or omitted certain notes and other information from the interim Consolidated Financial Statements presented in this Quarterly Report as permitted by SEC rules and regulations. These Consolidated Financial Statements should be read in conjunction with our 2021 Annual Report on Form 10-K.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in our Consolidated Financial Statements and accompanying notes. Actual results could differ from those estimates.

Insurance

We are primarily self-insured for health care claims for participating employees. We have stop-loss coverage to limit our exposure to significant claims on a per claim and annual aggregate basis. We determine our liabilities for claims, including incurred but not reported losses, based on all relevant information, including actuarial estimates of claim liabilities. At March 31, 2022, a reserve of $0.6 million was recorded to cover estimated reported and unreported claims.

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

2.    Leases

Operating Leases

We generally lease our office properties to lessees in exchange for fixed monthly payments that cover rent, property taxes, insurance and certain cost recoveries, primarily common area maintenance. Office properties owned by us that are under lease are primarily located in Atlanta, Charlotte, Nashville, Orlando, Pittsburgh, Raleigh, Richmond and Tampa and are leased to a wide variety of lessees across many industries. Our leases are operating leases and mostly range from three to 10 years. We recognized rental and other revenues related to operating lease payments of $203.6 million and $179.9 million during the three months ended March 31, 2022 and 2021, respectively. Included in these amounts are variable lease payments of $17.4 million and $14.5 million during the three months ended March 31, 2022 and 2021, respectively.

3.    Variable Interest Entities

Consolidated Variable Interest Entity

In 2019, we and The Bromley Companies formed a joint venture to construct Midtown West, a 150,000 square foot, multi-customer office building located in the mixed-use Midtown Tampa project in Tampa’s Westshore submarket. Midtown West has an anticipated total investment of $71.3 million. Construction of Midtown West began in the third quarter of 2019 and the building was placed in service in the second quarter of 2021. At closing, we agreed to contribute cash of $20.0 million, which has been fully funded, in exchange for an 80.0% interest in the Midtown West joint venture and The Bromley Companies contributed land valued at $5.0 million in exchange for the remaining 20.0% interest. We also committed to provide a $46.3 million interest-only secured construction loan to the Midtown West joint venture that is scheduled to mature on the second anniversary of completion of the building as defined in the loan agreement. The maturity date is currently estimated at mid-2023. The loan bears interest at LIBOR plus 250 basis points. As of March 31, 2022, $30.1 million under the loan has been funded.

We determined that we have a variable interest in the Midtown West joint venture primarily because the entity was designed to pass along interest rate risk, equity price risk and operation risk to us as both a debt and an equity holder and The Bromley Companies as an equity holder. The Midtown West joint venture was further determined to be a variable interest entity as it requires additional subordinated financial support in the form of a loan because the initial equity investment provided by us and The Bromley Companies is not sufficient to finance its planned investments and operations. We, as majority owner and managing member and through our control rights as set forth in the joint venture’s governance documents, were determined to be the primary beneficiary as we have both the power to direct the activities that most significantly affect the entity (primarily lease rates, property operations and capital expenditures) and significant economic exposure through our equity investment and loan commitment. As such, the Midtown West joint venture is consolidated and all intercompany transactions and accounts are eliminated. The following table sets forth the assets and liabilities of the Midtown West joint venture included on our Consolidated Balance Sheets:

	March 31, 2022	December 31, 2021
Net real estate assets	$55,061	$53,191
Cash and cash equivalents	$885	$389
Accounts receivable	$229	$—
Accrued straight-line rents receivable	$145	$121
Deferred leasing costs, net	$1,511	$1,519
Prepaid expenses and other assets, net	$172	$163
Accounts payable, accrued expenses and other liabilities	$1,728	$646

The assets of the Midtown West joint venture can be used only to settle obligations of the joint venture and its creditors have no recourse to our wholly owned assets.

Unconsolidated Variable Interest Entity

During the fourth quarter of 2021, we and Brand Properties, LLC (“Brand”) formed a joint venture to construct 2827 Peachtree, a 135,000 square foot, multi-customer office building located in Atlanta’s Buckhead submarket. 2827 Peachtree has an anticipated total investment of $79.0 million. Construction of 2827 Peachtree began in the first quarter of 2022 with a scheduled completion date in the third quarter of 2023. At closing, we agreed to contribute cash of $13.3 million, which has been fully funded, in exchange for a 50.0% interest in the 2827 Peachtree joint venture and Brand contributed land valued at $7.7 million and cash of $5.6 million in exchange for the remaining 50.0% interest. We also committed to provide a $49.6 million interest-only secured construction loan to the 2827 Peachtree joint venture that is scheduled to mature in December 2024 with an option to extend for one year. The loan bears interest at LIBOR plus 300 basis points. As of March 31, 2022, no amounts under the loan have been funded.

We determined that we have a variable interest in the 2827 Peachtree joint venture primarily because the entity was designed to pass along interest rate risk, equity price risk and operation risk to us as both a debt and equity holder and Brand as an equity holder. The 2827 Peachtree joint venture was further determined to be a variable interest entity as it requires additional subordinated financial support in the form of a loan because the initial equity investment provided by us and Brand is not sufficient to finance its planned investments and operations. However, since we are the not the managing member or lead developer, we concluded we do not have the power to direct matters that most significantly impact the activities of the entity and therefore, do not qualify as the primary beneficiary. Accordingly, the entity is not consolidated. At March 31, 2022, our risk of loss with respect to this arrangement was limited to the carrying value of the investment balance of $13.5 million as no amounts were outstanding under the loan. The assets of the 2827 Peachtree joint venture can be used only to settle obligations of the joint venture and its creditors have no recourse to our wholly owned assets.

4.    Real Estate Assets

Dispositions

During the first quarter of 2022, we sold land in Tampa for a sales price of $9.6 million and recorded a gain on disposition of property of $4.1 million.

5.    Intangible Assets and Below Market Lease Liabilities

The following table sets forth total intangible assets and acquisition-related below market lease liabilities, net of accumulated amortization:

	March 31, 2022	December 31, 2021
Assets:
Deferred leasing costs (including lease incentives and above market lease and in-place lease acquisition-related intangible assets)	$401,693	$402,013
Less accumulated amortization	(149,486)	(143,111)
	$252,207	$258,902
Liabilities (in accounts payable, accrued expenses and other liabilities):
Acquisition-related below market lease liabilities	$56,955	$57,703
Less accumulated amortization	(29,597)	(28,978)
	$27,358	$28,725

The following table sets forth amortization of intangible assets and below market lease liabilities:

	Three Months Ended March 31,
	2022	2021
Amortization of deferred leasing costs and acquisition-related intangible assets (in depreciation and amortization)	$11,245	$8,571
Amortization of lease incentives (in rental and other revenues)	$450	$448
Amortization of acquisition-related intangible assets (in rental and other revenues)	$830	$277
Amortization of acquisition-related below market lease liabilities (in rental and other revenues)	$(1,367)	$(1,429)

The following table sets forth scheduled future amortization of intangible assets and below market lease liabilities:

	Amortization of Deferred Leasing Costs and Acquisition-Related Intangible Assets (in Depreciation and Amortization)	Amortization of Lease Incentives (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental and Other Revenues)	Amortization of Acquisition-Related Below Market Lease Liabilities (in Rental and Other Revenues)
April 1 through December 31, 2022	$32,180	$1,200	$2,281	$(3,927)
2023	37,817	1,502	2,745	(4,824)
2024	32,727	1,357	2,531	(4,111)
2025	25,975	1,281	1,667	(2,594)
2026	22,054	1,155	1,336	(2,294)
Thereafter	75,701	3,904	4,794	(9,608)
	$226,454	$10,399	$15,354	$(27,358)
Weighted average remaining amortization periods as of March 31, 2022 (in years)	8.1	8.4	7.5	8.2

6.    Mortgages and Notes Payable

The following table sets forth our mortgages and notes payable:

	March 31, 2022	December 31, 2021
Secured indebtedness	$489,979	$491,942
Unsecured indebtedness	2,352,538	2,312,180
Less-unamortized debt issuance costs	(14,619)	(15,207)
Total mortgages and notes payable, net	$2,827,898	$2,788,915

At March 31, 2022, our secured mortgage loans were collateralized by real estate assets with an undepreciated book value of $728.1 million.

Our $750.0 million unsecured revolving credit facility is scheduled to mature in March 2025 and includes an accordion feature that allows for an additional $550.0 million of borrowing capacity subject to additional lender commitments. Assuming no defaults have occurred, we have an option to extend the maturity for two additional six-month periods. The interest rate at our current credit ratings is LIBOR plus 90 basis points and the annual facility fee is 20 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody’s Investors Service or Standard & Poor’s Ratings Services. There was $110.0 million outstanding under our revolving credit facility at both March 31, 2022 and April 19, 2022. At both March 31, 2022 and April 19, 2022, we had $0.1 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at both March 31, 2022 and April 19, 2022 was $639.9 million.

We are currently in compliance with financial covenants with respect to our consolidated debt.

We have considered our short-term liquidity needs within one year from April 26, 2022 (the date of issuance of the quarterly financial statements) and the adequacy of our estimated cash flows from operating activities and other available financing sources to meet these needs. In particular, we have considered our scheduled debt maturities during such one-year period, including the $200 million unsecured bank term loan that is scheduled to mature in November 2022 and the $250 million principal amount of unsecured notes that are scheduled to mature in January 2023. We have concluded it is probable we will meet these short-term liquidity requirements through a combination of the following:

•available cash and cash equivalents;

•cash flows from operating activities;

•issuance of debt securities by the Operating Partnership;

•issuance of secured debt;

•bank term loans;

•borrowings under our revolving credit facility;

•issuance of equity securities by the Company or the Operating Partnership; and

•the disposition of non-core assets.

7.    Derivative Financial Instruments

We previously entered into floating-to-fixed interest rate swaps through January 2022 with respect to an aggregate of $50 million LIBOR-based borrowings. These swaps effectively fixed the underlying one month LIBOR rate at a weighted average rate of 1.693%. During the first quarter of 2022, these interest rate swaps expired.

Our interest rate swaps were designated as and accounted for as cash flow hedges with changes in fair value recorded in other comprehensive income/(loss) each reporting period. We had no collateral requirements related to our interest rate swaps.

Amounts reported in accumulated other comprehensive income/(loss) related to derivatives are reclassified to interest expense as interest payments are made on our debt. During the period from April 1, 2022 through March 31, 2023, we estimate that $0.3 million will be reclassified as a net decrease to interest expense.

The following table sets forth the fair value of our derivatives:

	March 31, 2022	December 31, 2021
Derivatives:
Derivatives designated as cash flow hedges in accounts payable, accrued expenses and other liabilities:
Interest rate swaps	$—	$60

The following table sets forth the effect of our cash flow hedges on accumulated other comprehensive loss and interest expense:

	Three Months Ended March 31,
	2022	2021
Derivatives Designated as Cash Flow Hedges:
Amount of (gains)/losses reclassified out of accumulated other comprehensive loss into interest expense:
Interest rate swaps	$(15)	$122

8.    Noncontrolling Interests

Noncontrolling Interests in Consolidated Affiliates

At March 31, 2022, our noncontrolling interests in consolidated affiliates relate to our joint venture partners’ 50.0% interest in office properties in Richmond and 20.0% interest in the Midtown West joint venture. See Note 3. Our joint venture partners are unrelated third parties.

Noncontrolling Interests in the Operating Partnership

The following table sets forth the Company’s noncontrolling interests in the Operating Partnership:

	Three Months Ended March 31,
	2022	2021
Beginning noncontrolling interests in the Operating Partnership	$111,689	$112,499
Adjustment of noncontrolling interests in the Operating Partnership to fair value	3,168	9,266
Net income attributable to noncontrolling interests in the Operating Partnership	965	1,493
Distributions to noncontrolling interests in the Operating Partnership	(1,252)	(1,363)
Total noncontrolling interests in the Operating Partnership	$114,570	$121,895

There were no transfers from noncontrolling interests during the three months ended March 31, 2022 and 2021.

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

Our Level 2 assets include the fair value of our mortgages and notes receivable. Our Level 2 liabilities include the fair value of our mortgages and notes payable and any interest rate swaps.

The fair value of mortgages and notes receivable and mortgages and notes payable is estimated by the income approach utilizing contractual cash flows and market-based interest rates to approximate the price that would be paid in an orderly transaction between market participants. The fair value of any interest rate swaps is determined using the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments. The variable cash payments of interest rate swaps are based on the expectation of future interest rates (forward curves) derived from observed market interest rate curves. In addition, credit valuation adjustments are considered in the fair values to account for potential nonperformance risk, but were concluded to not be significant inputs to the calculation for the periods presented.

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

The following table sets forth our assets and liabilities and the Company’s noncontrolling interests in the Operating Partnership that are measured or disclosed at fair value within the fair value hierarchy:

		Level 1	Level 2
	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs
Fair Value at March 31, 2022:
Assets:
Mortgages and notes receivable, at fair value (1)	$1,203	$—	$1,203
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	2,721	2,721	—
Total Assets	$3,924	$2,721	$1,203
Noncontrolling Interests in the Operating Partnership	$114,570	$114,570	$—
Liabilities:
Mortgages and notes payable, net, at fair value (1)	$2,765,393	$—	$2,765,393
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	2,721	2,721	—
Total Liabilities	$2,768,114	$2,721	$2,765,393

Fair Value at December 31, 2021:
Assets:
Mortgages and notes receivable, at fair value (1)	$1,227	$—	$1,227
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	2,866	2,866	—
Total Assets	$4,093	$2,866	$1,227
Noncontrolling Interests in the Operating Partnership	$111,689	$111,689	$—
Liabilities:
Mortgages and notes payable, net, at fair value (1)	$2,907,492	$—	$2,907,492
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	60	—	60
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	2,866	2,866	—
Total Liabilities	$2,910,418	$2,866	$2,907,552
__________
(1)    Amounts are not recorded at fair value on our Consolidated Balance Sheets at March 31, 2022 and December 31, 2021.

10.    Share-Based Payments

During the three months ended March 31, 2022, the Company granted 99,551 shares of time-based restricted stock and 81,832 shares of total return-based restricted stock with weighted average grant date fair values per share of $43.60 and $41.94, respectively. We recorded share-based compensation expense of $5.3 million and $3.0 million during the three months ended March 31, 2022 and 2021, respectively. At March 31, 2022, there was $5.9 million of total unrecognized share-based compensation costs, which will be recognized over a weighted average remaining contractual term of 2.4 years.

11.    Accumulated Other Comprehensive Loss

The following table sets forth the components of accumulated other comprehensive loss:

	Three Months Ended March 31,
	2022	2021
Cash flow hedges:
Beginning balance	$(973)	$(1,462)
Amortization of cash flow hedges (1)	(15)	122
Total accumulated other comprehensive loss	$(988)	$(1,340)
__________
(1)    Amounts reclassified out of accumulated other comprehensive loss into interest expense.

12.    Real Estate and Other Assets Held For Sale

The following table sets forth the assets held for sale at March 31, 2022 and December 31, 2021, which are considered non-core:

	March 31, 2022	December 31, 2021
Assets:
Land	$1,038	$—
Buildings and tenant improvements	1,577	—
Land held for development	3,628	3,482
Less-accumulated depreciation	(274)	—
Net real estate assets	5,969	3,482
Prepaid expenses and other assets, net	62	36
Real estate and other assets, net, held for sale	$6,031	$3,518

13.    Earnings Per Share and Per Unit

The following table sets forth the computation of basic and diluted earnings per share of the Company:

	Three Months Ended March 31,
	2022	2021
Earnings per Common Share - basic:
Numerator:
Net income	$42,103	$56,855
Net (income) attributable to noncontrolling interests in the Operating Partnership	(965)	(1,493)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(257)	(281)
Dividends on Preferred Stock	(621)	(622)
Net income available for common stockholders	$40,260	$54,459
Denominator:
Denominator for basic earnings per Common Share – weighted average shares (1)	104,933	103,963
Net income available for common stockholders	$0.38	$0.52
Earnings per Common Share - diluted:
Numerator:
Net income	$42,103	$56,855
Net (income) attributable to noncontrolling interests in consolidated affiliates	(257)	(281)
Dividends on Preferred Stock	(621)	(622)
Net income available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	$41,225	$55,952
Denominator:
Denominator for basic earnings per Common Share – weighted average shares (1)	104,933	103,963
Add:
Stock options using the treasury method	15	8
Noncontrolling interests Common Units	2,505	2,839
Denominator for diluted earnings per Common Share – adjusted weighted average shares and assumed conversions	107,453	106,810
Net income available for common stockholders	$0.38	$0.52
__________
(1)Includes all unvested restricted stock where dividends on such restricted stock are non-forfeitable.

The following table sets forth the computation of basic and diluted earnings per unit of the Operating Partnership:

	Three Months Ended March 31,
	2022	2021
Earnings per Common Unit - basic:
Numerator:
Net income	$42,103	$56,855
Net (income) attributable to noncontrolling interests in consolidated affiliates	(257)	(281)
Distributions on Preferred Units	(621)	(622)
Net income available for common unitholders	$41,225	$55,952
Denominator:
Denominator for basic earnings per Common Unit – weighted average units (1)	107,029	106,393
Net income available for common unitholders	$0.39	$0.53
Earnings per Common Unit - diluted:
Numerator:
Net income	$42,103	$56,855
Net (income) attributable to noncontrolling interests in consolidated affiliates	(257)	(281)
Distributions on Preferred Units	(621)	(622)
Net income available for common unitholders	$41,225	$55,952
Denominator:
Denominator for basic earnings per Common Unit – weighted average units (1)	107,029	106,393
Add:
Stock options using the treasury method	15	8
Denominator for diluted earnings per Common Unit – adjusted weighted average units and assumed conversions	107,044	106,401
Net income available for common unitholders	$0.39	$0.53
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

	Three Months Ended March 31,
	2022	2021
Rental and Other Revenues:
Office:
Atlanta	$35,554	$35,975
Charlotte	16,944	9,134
Nashville	43,447	35,159
Orlando	13,312	12,559
Pittsburgh	14,946	14,618
Raleigh	46,296	37,042
Richmond	10,533	11,462
Tampa	24,023	24,424
Total Office Segment	205,055	180,373
Other	1,323	3,432
Total Rental and Other Revenues	$206,378	$183,805

Net Operating Income:
Office:
Atlanta	$23,681	$24,000
Charlotte	13,050	7,252
Nashville	32,522	24,993
Orlando	8,137	7,712
Pittsburgh	8,861	8,889
Raleigh	34,715	28,136
Richmond	7,225	8,053
Tampa	15,946	16,640
Total Office Segment	144,137	125,675
Other	819	1,941
Total Net Operating Income	144,956	127,616
Reconciliation to net income:
Depreciation and amortization	(69,667)	(60,927)
General and administrative expenses	(13,556)	(9,952)
Interest expense	(24,393)	(19,768)
Other income	363	312
Gains on disposition of property	4,100	18,937
Equity in earnings of unconsolidated affiliates	300	637
Net income	$42,103	$56,855

15.    Subsequent Events

On April 20, 2022, the Company declared a cash dividend of $0.50 per share of Common Stock, which is payable on June 14, 2022 to stockholders of record as of May 23, 2022.

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

This list of risks and uncertainties, however, is not intended to be exhaustive. You should also review the other cautionary statements we make in “Item 1A. Risk Factors” set forth in our 2021 Annual Report on Form 10-K. Given these uncertainties, you should not place undue reliance on forward-looking statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements to reflect any future events or circumstances or to reflect the occurrence of unanticipated events.

Executive Summary

We are in the work-placemaking business. We believe that in creating environments and experiences where the best and brightest can achieve together what they cannot apart, we deliver greater value to our customers, their teammates and, in turn, our stockholders. Our simple and straight-forward strategy is to own and manage high-quality workplaces in the BBDs within our footprint, maintain a strong balance sheet to be opportunistic throughout economic cycles, employ a talented and dedicated team and communicate transparently with all stakeholders. We focus on owning and managing buildings in the most dynamic and vibrant BBDs. BBDs are highly-energized and amenitized workplace locations that enhance our customers’ ability to attract and retain talent. They are both urban and suburban. Providing the most talent-supportive workplace options in these environments is core to our work-placemaking strategy.

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

Our operating results depend heavily on successfully leasing and operating the office space in our portfolio. Economic growth and office employment levels in our core markets are important factors, among others, in predicting our future operating results. Since March 2020, the COVID-19 pandemic has also had a significant impact on the U.S. economy. It is very difficult to predict when, if and to what extent economic activity will return to pre-COVID-19 levels. The COVID-19 pandemic did impact our first quarter of 2022 financial results. While all buildings and parking facilities have remained open for business, the usage of our assets has continued to remain significantly lower than pre-pandemic levels. As a result, compared to pre-pandemic levels, parking and parking-related revenues have continued to be low, largely offsetting reduced operating expenses, net of expense recoveries. Although difficult to estimate, we currently expect usage will gradually increase throughout 2022. Factors that could cause actual results to differ materially from our current expectations are set forth under “Disclosure Regarding Forward-Looking Statements.”

Revenues

The key components affecting our rental and other revenues are average occupancy, rental rates, cost recovery income, new developments placed in service, acquisitions and dispositions. Average occupancy generally increases during times of improving economic growth, as our ability to lease space outpaces vacancies that occur upon the expirations of existing leases. Average occupancy generally declines during times of slower or negative economic growth, when new vacancies tend to outpace our ability to lease space. Average occupancy could also be negatively impacted by potential changes in customer behavior, such as the continued social acceptance, desirability and perceived economic benefits of work-from-home arrangements, resulting from the COVID-19 pandemic, which could materially and negatively impact the future demand for office space, resulting in slower overall leasing. Asset acquisitions, dispositions and new developments placed in service also directly impact our rental revenues and could impact our average occupancy, depending upon the occupancy rate of the properties that are acquired, sold or placed in service. A further indicator of the predictability of future revenues is the expected lease expirations of our portfolio. As a result, in addition to seeking to increase our average occupancy by leasing current vacant space, we also concentrate our leasing efforts on renewing existing leases prior to expiration. For more information regarding our lease expirations, see “Properties - Lease Expirations” in our 2021 Annual Report on Form 10-K. Occupancy in our office portfolio decreased from 91.2% at December 31, 2021 to 91.1% at March 31, 2022. We expect average occupancy for our office portfolio to be approximately 90.5% to 91.5% for the remainder of 2022.

Whether or not our rental revenue tracks average occupancy proportionally depends upon whether GAAP rents under signed new and renewal leases are higher or lower than the GAAP rents under expiring leases. Annualized rental revenues from second generation leases expiring during any particular year are typically less than 15% of our total annual rental revenues. The following table sets forth information regarding second generation office leases signed during the first quarter of 2022 (we define second generation office leases as leases with new customers and renewals of existing customers in office space that has been previously occupied under our ownership and leases with respect to vacant space in acquired buildings):

	New	Renewal	All Office
Leased space (in rentable square feet)	390,579	267,279	657,858
Average term (in years - rentable square foot weighted)	6.8	5.4	6.2
Base rents (per rentable square foot) (1)	$31.53	$31.14	$31.37
Rent concessions (per rentable square foot) (1)	(1.65)	(1.60)	(1.63)
GAAP rents (per rentable square foot) (1)	$29.88	$29.54	$29.74
Tenant improvements (per rentable square foot) (1)	$5.96	$2.60	$4.60
Leasing commissions (per rentable square foot) (1)	$1.07	$0.84	$0.97
__________
(1)    Weighted average per rentable square foot on an annual basis over the lease term.

Annual combined GAAP rents for new and renewal leases signed in the first quarter were $29.74 per rentable square foot, 14.9% higher compared to previous leases in the same office spaces.

We strive to maintain a diverse, stable and creditworthy customer base. We have an internal guideline whereby customers that account for more than 3% of our annualized revenues are periodically reviewed with the Company’s Board of Directors. As of March 31, 2022, the Federal Government (4.0%), Bank of America (3.6%) and Asurion (3.2%) accounted for more than 3% of our annualized cash revenues.

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

Net Operating Income

Whether or not we record increasing net operating income (“NOI”) in our same property portfolio typically depends upon our ability to garner higher rental revenues, whether from higher average occupancy, higher GAAP rents per rentable square foot or higher cost recovery income, that exceed any corresponding growth in operating expenses. Same property NOI was $3.5 million, or 2.9%, higher in the first quarter of 2022 as compared to 2021 due to an increase of $5.8 million in same property revenues offset by an increase of $2.3 million in same property expenses. We expect same property NOI to be relatively consistent for the remainder of 2022 as compared to 2021 as higher anticipated same property revenues are expected to approximate the increase in same property expenses from the anticipated gradual increase in usage of our assets. We expect same property revenues to be higher due to higher GAAP rents per rentable square foot, higher average occupancy and higher cost recovery and parking income.

In addition to the effect of same property NOI, whether or not NOI increases typically depends upon whether the NOI from our acquired properties and development properties placed in service exceeds the NOI from property dispositions. NOI was $17.3 million, or 13.6%, higher in the first quarter of 2022 as compared to 2021 primarily due to the acquisition of real estate assets from Preferred Apartment Communities, Inc. (“PAC”) in the third quarter of 2021, development properties placed in service and higher same property NOI, partially offset by NOI lost from property dispositions. We expect NOI to be higher for the remainder of 2022 as compared to 2021 due to the acquisitions of real estate assets from PAC and development properties placed in service, partially offset by NOI lost from property dispositions and lower same property NOI.

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

Liquidity and Capital Resources

We continue to maintain a conservative and flexible balance sheet and believe we have ample liquidity to fund our operations and growth prospects. As of April 19, 2022, we had approximately $26.0 million of available cash and $110.0 million drawn on our $750.0 million revolving credit facility, which is scheduled to mature in March 2025. Assuming we are in compliance with our covenants, we have an option to extend the maturity for two additional six-month periods. At March 31, 2022, our leverage ratio, as measured by the ratio of our mortgages and notes payable and outstanding preferred stock to the undepreciated book value of our assets, was 39.7% and there were 107.7 million diluted shares of Common Stock outstanding.

Rental and other revenues are our principal source of funds to meet our short-term liquidity requirements. Other sources of funds for short-term liquidity needs include available working capital and borrowings under our revolving credit facility, which had $639.9 million of availability at April 19, 2022. Our short-term liquidity requirements primarily consist of operating expenses, interest and principal amortization on our debt, distributions and capital expenditures, including building improvement costs, tenant improvement costs and lease commissions. Building improvements are capital costs to maintain or enhance existing buildings not typically related to a specific customer. Tenant improvements are the costs required to customize space for the specific needs of customers. We anticipate that our available cash and cash equivalents and cash provided by operating activities and planned financing activities, including borrowings under our revolving credit facility, will be adequate to meet our short-term liquidity requirements. We use our revolving credit facility for working capital purposes and for the short-term funding of our development and acquisition activity and, in certain instances, the repayment of other debt. Continued ability to borrow under the revolving credit facility allows us to quickly capitalize on strategic opportunities at short-term interest rates.

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

Our long-term liquidity uses generally consist of the retirement or refinancing of debt upon maturity, funding of building improvements, new building developments and land infrastructure projects and funding acquisitions of buildings and development land. The expected future capital expenditures, which includes our joint venture partners' share, for started and/or committed new consolidated and unconsolidated development projects were approximately $150 million at March 31, 2022. Additionally, we may, from time to time, retire outstanding equity and/or debt securities through redemptions, open market repurchases, privately negotiated acquisitions or otherwise.

We expect to meet our long-term liquidity needs through a combination of:

•cash flow from operating activities;

•bank term loans and borrowings under our revolving credit facility;

•the issuance of unsecured debt;

•the issuance of secured debt;

•the issuance of equity securities by the Company or the Operating Partnership; and

•the disposition of non-core assets.

We have no debt scheduled to mature during the remainder of 2022, except for our $200 million unsecured bank term loan that is scheduled to mature in November 2022. During the remainder of 2022, we and our joint venture partners forecast funding approximately $53 million of our $283 million consolidated and unconsolidated development pipeline, which was over 45% funded as of March 31, 2022. We generally believe we will be able to satisfy these obligations with existing cash, borrowings under our revolving credit facility, new bank term loans, issuance of other unsecured debt, mortgage debt and/or proceeds from the sale of additional non-core assets.

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

Results of Operations

Three Months Ended March 31, 2022 and 2021

Rental and Other Revenues

Rental and other revenues were $22.6 million, or 12.3%, higher in the first quarter of 2022 as compared to 2021 primarily due to the acquisition of real estate assets from PAC, development properties placed in service and higher same property revenues, which increased rental and other revenues by $16.6 million, $8.6 million and $5.8 million, respectively. Same property rental and other revenues were higher primarily due to higher average GAAP rents per rentable square foot, higher average occupancy and higher cost recovery and parking income. These increases were partially offset by lost revenue of $8.5 million from property dispositions. We expect rental and other revenues to be higher for the remainder of 2022 as compared to 2021 for similar reasons.

Operating Expenses

Rental property and other expenses were $5.2 million, or 9.3%, higher in the first quarter of 2022 as compared to 2021 primarily due to the acquisition of real estate assets from PAC, higher same property operating expenses and development properties placed in service, which increased operating expenses by $4.3 million, $2.3 million and $1.3 million, respectively. Same property operating expenses were higher primarily due to higher contract services, utilities and repairs and maintenance. These increases were partially offset by a $3.0 million decrease in operating expenses from property dispositions. We expect rental property and other expenses to be higher for the remainder of 2022 as compared to 2021 for similar reasons.

Depreciation and amortization was $8.7 million, or 14.3%, higher in the first quarter of 2022 as compared to 2021 primarily due to the acquisition of real estate assets from PAC, development properties placed in service and higher same property lease related depreciation and amortization, partially offset by fully amortized acquisition-related intangible assets and property dispositions. We expect depreciation and amortization to be higher for the remainder of 2022 as compared to 2021 for similar reasons.

General and administrative expenses were $3.6 million, or 36.2%, higher in the first quarter of 2022 as compared to 2021 primarily due to higher long-term equity incentive compensation, salaries, benefits and office rent. We expect general and administrative expenses to be lower for the remainder of 2022 as compared to 2021 due to lower incentive compensation, partially offset by higher salaries, benefits and office rent. First quarter general and administrative expenses are typically higher than in subsequent quarters due to higher long-term equity incentive compensation recognized for certain employees who meet the age and service eligibility requirements under our retirement plan. Long-term equity incentive compensation awards are typically issued during the first quarter of each year.

Interest Expense

Interest expense was $4.6 million, or 23.4%, higher in the first quarter of 2022 as compared to 2021 primarily due to higher average debt balances and lower capitalized interest. We expect interest expense to be higher for the remainder of 2022 as compared to 2021 due to higher average interest rates and lower capitalized interest.

Other Income

Other income was $0.1 million higher in the first quarter of 2022 as compared to 2021 primarily due to a loss on debt extinguishment in 2021.

Gains on Disposition of Property

Gains on disposition of property were $14.8 million lower in the first quarter of 2022 as compared to 2021 due to the net effect of the disposition activity in such periods.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $0.3 million, or 52.9%, lower in the first quarter of 2022 as compared to 2021 primarily due to the acquisition of our joint venture partner’s 75.0% interest in our Highwoods DLF Forum, LLC joint venture (the “Forum”) in the first quarter of 2021.

Earnings Per Common Share - Diluted

Diluted earnings per common share was $0.14 lower in the first quarter of 2022 as compared to 2021 due to a decrease in net income for the reasons discussed above.

Liquidity and Capital Resources

Statements of Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in the Company’s cash flows (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Net Cash Provided By Operating Activities	$74,078	$82,980	$(8,902)
Net Cash Used In Investing Activities	(59,417)	(154,917)	95,500
Net Cash Used In Financing Activities	(13,120)	(58,929)	45,809
Total Cash Flows	$1,541	$(130,866)	$132,407

The change in net cash provided by operating activities in the first quarter of 2022 as compared to 2021 was primarily due to changes in operating assets and liabilities and property dispositions, partially offset by higher net cash from the operations of acquired real estate assets from PAC, same properties and development properties placed in service. We expect net cash related to operating activities to be higher for the remainder of 2022 as compared to 2021 due to higher net cash from the operations of acquired real estate assets from PAC and development properties placed in service, partially offset by property dispositions.

The change in net cash used in investing activities in the first quarter of 2022 as compared to 2021 was primarily due to the acquisition of our joint venture partner’s 75.0% interest in the Forum in 2021, partially offset by greater net proceeds from disposition activity in 2021 and our investment in the 2827 Peachtree joint venture in 2022. We expect uses of cash for investing activities for the remainder of 2022 to be primarily driven by whether or not we acquire and commence development of additional office buildings in the BBDs of our markets. Additionally, as of March 31, 2022, we have approximately $150 million left to fund of our previously-announced development activity in 2022 and future years. We expect these uses of cash for investing activities will be partially offset by proceeds from property dispositions for the remainder of 2022.

The change in net cash used in financing activities in the first quarter of 2022 as compared to 2021 was primarily due to net debt borrowings in 2022. Assuming the net effect of our acquisition, disposition and development activity in 2022 results in an increase to our assets, we would expect outstanding debt and/or Common Stock balances to increase.

Capitalization

The following table sets forth the Company’s capitalization (in thousands, except per share amounts):

	March 31, 2022	December 31, 2021
Mortgages and notes payable, net, at recorded book value	$2,827,898	$2,788,915
Preferred Stock, at liquidation value	$28,821	$28,821
Common Stock outstanding	105,144	104,893
Common Units outstanding (not owned by the Company)	2,505	2,505
Per share stock price at period end	$45.74	$44.59
Market value of Common Stock and Common Units	$4,923,865	$4,788,877
Total capitalization	$7,780,584	$7,606,613

At March 31, 2022, our mortgages and notes payable and outstanding preferred stock represented 36.7% of our total capitalization and 39.7% of the undepreciated book value of our assets. See also “Executive Summary - Liquidity and Capital Resources.”

Our mortgages and notes payable as of March 31, 2022 consisted of $490.0 million of secured indebtedness with a weighted average interest rate of 3.63% and $2,352.5 million of unsecured indebtedness with a weighted average interest rate of 3.30%. The secured indebtedness was collateralized by real estate assets with an undepreciated book value of $728.1 million. As of March 31, 2022, $310.0 million of our debt does not bear interest at fixed rates or is not protected by interest rate hedge contracts.

Investment Activity

In the normal course of business, we regularly evaluate potential acquisitions. As a result, from time to time, we may have one or more potential acquisitions under consideration that are in varying stages of evaluation, negotiation or due diligence, including potential acquisitions that are subject to non-binding letters of intent or enforceable contracts. Consummation of any transaction is subject to a number of contingencies, including the satisfaction of customary closing conditions. No assurances can be provided that we will acquire any properties in the future. See “Item 1A. Risk Factors - Risks Related to our Capital Recycling Activity - Recent and future acquisitions and development properties may fail to perform in accordance with our expectations and may require renovation and development costs exceeding our estimates” in our 2021 Annual Report on Form 10-K.

- Dispositions

During the first quarter of 2022, we sold land in Tampa for a sales price of $9.6 million and recorded a gain on disposition of property of $4.1 million.

- In-Process Development

As of March 31, 2022, we were developing 0.4 million rentable square feet of office properties. The following table summarizes these announced and in-process office developments:

Property	Market	Rentable Square Feet	Anticipated Total Investment (1)	Investment As Of March 31, 2022 (1)	Pre Leased %	Estimated Completion	Estimated Stabilization
			($ in thousands)
GlenLake III Office & Retail (2)	Raleigh	218,250	$94,600	$12,903	14.6%	3Q 23	1Q 26
2827 Peachtree (3)	Atlanta	135,300	79,000	28,151	72.0	3Q 23	1Q 25
		353,550	$173,600	$41,054	36.6%
__________
(1)Includes deferred lease commissions which are classified in deferred leasing costs on our Consolidated Balance Sheet.
(2)Retail portion recorded on our Consolidated Balance Sheet as land held for development, not development in-process.
(3)We own a 50% interest in this unconsolidated joint venture.

Financing Activity

During 2020, we entered into separate equity distribution agreements with each of Wells Fargo Securities, LLC, BofA Securities, Inc., BTIG, LLC, Capital One Securities, Inc., Fifth Third Securities, Inc., Jefferies LLC, J.P. Morgan Securities LLC, Regions Securities LLC and SunTrust Robinson Humphrey, Inc. Under the terms of the equity distribution agreements, the Company may offer and sell up to $300.0 million in aggregate gross sales price of shares of Common Stock from time to time through such firms, acting as agents of the Company or as principals. Sales of the shares, if any, may be made by means of ordinary brokers’ transactions on the New York Stock Exchange (“NYSE”) or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices or as otherwise agreed with any of such firms (which may include block trades). During the first quarter of 2022, the Company issued 130,011 shares of Common Stock at an average gross sales price of $46.50 per share and received net proceeds, after sales commissions, of $6.0 million. We paid an aggregate of $0.1 million in sales commissions to SunTrust Robinson Humphrey, Inc. (which now operates under the trade name “Truist Securities, Inc.”) during the first quarter of 2022.

Our $750.0 million unsecured revolving credit facility is scheduled to mature in March 2025 and includes an accordion feature that allows for an additional $550.0 million of borrowing capacity subject to additional lender commitments. Assuming no defaults have occurred, we have an option to extend the maturity for two additional six-month periods. The interest rate at our current credit ratings is LIBOR plus 90 basis points and the annual facility fee is 20 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody’s Investors Service or Standard & Poor’s Ratings Services. There was $110.0 million outstanding under our revolving credit facility at both March 31, 2022 and April 19, 2022. At both March 31, 2022 and April 19, 2022, we had $0.1 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at both March 31, 2022 and April 19, 2022 was $639.9 million.

We previously entered into floating-to-fixed interest rate swaps through January 2022 with respect to an aggregate of $50 million LIBOR-based borrowings. These swaps effectively fixed the underlying one month LIBOR rate at a weighted average rate of 1.693%. During the first quarter of 2022, these interest rate swaps expired.

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

Cash dividends and distributions reduce the amount of cash that would otherwise be available for other business purposes, including funding debt maturities, reducing debt or future growth initiatives. The amount of future distributions that will be made is at the discretion of the Company’s Board of Directors. For a discussion of the factors that will affect such cash flows and, accordingly, influence the decisions of the Company’s Board of Directors regarding dividends and distributions, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Dividends and Distributions” in our 2021 Annual Report on Form 10-K.

During the first quarter of 2022, the Company declared and paid a cash dividend of $0.50 per share of Common Stock.

On April 20, 2022, the Company declared a cash dividend of $0.50 per share of Common Stock, which is payable on June 14, 2022 to stockholders of record as of May 23, 2022.

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

We had $18.7 million of cash and cash equivalents as of March 31, 2022. The unused capacity of our revolving credit facility at both March 31, 2022 and April 19, 2022 was $639.9 million, excluding an accordion feature that allows for an additional $550.0 million of borrowing capacity subject to additional lender commitments.

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

In April 2021, we announced a plan to fund the acquisition of real estate assets from PAC by selling $500 million to $600 million of non-core assets by mid-2022. From the date of that announcement through March 31, 2022, we have sold $363 million of assets no longer considered to be core assets due to location, age, quality and/or overall strategic fit. We can make no assurance, however, that we will sell any additional non-core assets or, if we do, what the timing or terms of any such sale will be.

See also “Executive Summary - Liquidity and Capital Resources.”

Critical Accounting Estimates

There were no changes made by management to the critical accounting policies in the three months ended March 31, 2022. For a description of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our 2021 Annual Report on Form 10-K.

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

The following table sets forth the Company’s FFO, FFO available for common stockholders and FFO available for common stockholders per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Funds from operations:
Net income	$42,103	$56,855
Net (income) attributable to noncontrolling interests in consolidated affiliates	(257)	(281)
Depreciation and amortization of real estate assets	68,992	60,228
(Gains) on disposition of depreciable properties	—	(18,937)
Unconsolidated affiliates:
Depreciation and amortization of real estate assets	183	218
Funds from operations	111,021	98,083
Dividends on Preferred Stock	(621)	(622)
Funds from operations available for common stockholders	$110,400	$97,461
Funds from operations available for common stockholders per share	$1.03	$0.91
Weighted average shares outstanding (1)	107,453	106,810
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

As of March 31, 2022, our same property portfolio consisted of 153 in-service properties encompassing 24.9 million rentable square feet that were wholly owned during the entirety of the periods presented (from January 1, 2021 to March 31, 2022). As of December 31, 2021, our same property portfolio consisted of 148 in-service properties encompassing 24.2 million rentable square feet that were wholly owned during the entirety of the periods presented (from January 1, 2020 to December 31, 2021). The change in our same property portfolio was due to the addition of five acquired properties encompassing 0.6 million rentable square feet.

Rental and other revenues related to properties not in our same property portfolio were $27.6 million and $10.9 million for the three months ended March 31, 2022 and 2021, respectively. Rental property and other expenses related to properties not in our same property portfolio were $6.5 million and $3.6 million for the three months ended March 31, 2022 and 2021, respectively.

The following table sets forth the Company’s NOI, same property NOI and same property cash NOI (in thousands):

	Three Months Ended March 31,
	2022	2021
Net income	$42,103	$56,855
Equity in earnings of unconsolidated affiliates	(300)	(637)
Gains on disposition of property	(4,100)	(18,937)
Other income	(363)	(312)
Interest expense	24,393	19,768
General and administrative expenses	13,556	9,952
Depreciation and amortization	69,667	60,927
Net operating income	144,956	127,616
Non same property and other net operating income	(21,084)	(7,252)
Same property net operating income	$123,872	$120,364

Same property net operating income	$123,872	$120,364
Lease termination fees, straight-line rent and other non-cash adjustments (1)	(4,539)	(3,580)
Same property cash net operating income	$119,333	$116,784
__________
(1)    Includes $0.1 million and $1.2 million of repayments of temporary rent deferrals, net of additional temporary rent deferrals granted by the Company, during the three months ended March 31, 2022 and 2021, respectively.

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

At March 31, 2022, we had $2,532.5 million principal amount of fixed rate debt outstanding, a $1.6 million decrease as compared to December 31, 2021, excluding debt with a variable rate that is effectively fixed by related interest rate hedge contracts. The estimated aggregate fair market value of this debt was $2,470.1 million. If interest rates had been 100 basis points higher, the aggregate fair market value of our fixed rate debt would have been $140.0 million lower. If interest rates had been 100 basis points lower, the aggregate fair market value of our fixed rate debt would have been $151.2 million higher.

At March 31, 2022, we had $310.0 million of variable rate debt outstanding, a $90.0 million increase as compared to December 31, 2021, not protected by interest rate hedge contracts. If the weighted average interest rate on this variable rate debt had been 100 basis points higher or lower, the annual interest expense at March 31, 2022 would increase or decrease by $3.1 million.

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

SEC rules also require us to establish and maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in internal control over financial reporting during the three months ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were also no changes in internal control over financial reporting during the three months ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information related to shares of Common Stock surrendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock during the first quarter of 2022:

	Total Number of Shares Purchased	Weighted Average Price Paid per Share
January 1 to January 31	—	$—
February 1 to February 28	—	—
March 1 to March 31	49,188	43.60
Total	49,188	$43.60

ITEM 5. OTHER INFORMATION

We face risks associated with security breaches through cyberattacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology networks and related systems. The audit committee of the Company’s Board of Directors is responsible for overseeing management’s risk assessment and risk management processes designed to monitor and control information security risk. Anne Lloyd, chair of our audit committee, has significant experience overseeing the technology function and processes at other public companies. Ryan Hunt, the Company’s chief information officer, who holds a Bachelor of Science in Information Systems Management and has held multiple technology positions at the Company, regularly briefs the audit committee on information security matters. These briefings generally occur on a quarterly basis. The chief information officer also generally briefs a management committee composed of the Company’s CEO, CFO and multiple other executive officers on a quarterly basis. The chief information officer, who leads our internal technology department, reports directly to the Company’s CEO.

In recent years, we have allocated increased resources to further strengthen our approach to identify and mitigate information security risks which we believe is commercially reasonable for real estate companies, including some of the best practices of the National Institute of Standards and Technology cybersecurity framework. Since January 1, 2018, we have not experienced any information security breaches that resulted in any financial loss. We have both a disaster recovery plan, designed to restore critical systems following a cyberattack, and a business continuity plan, designed to assist management in appropriately responding and continuing to conduct business in the event of a cyberattack. Additionally, we have a cyber risk insurance policy designed to help us mitigate risk exposure by offsetting costs involved with recovery and remediation after an information security breach or similar event. We engage independent third parties to test our information security processes and systems as part of our overall enterprise risk management generally on an annual basis.

We also conduct real-world threat assessments to maintain up-to-date defenses against cyberattacks. The chief information officer solicits feedback from employees and outside advisors to identify potential gaps in information security defenses and identify areas in need of additional investment. We conduct information security training to ensure all employees are aware of information security risks and enable them to take steps to mitigate such risks and intend to continue doing so on a quarterly basis in the future. As part of this program, we also take reasonable steps to ensure any employee who may come into possession of confidential personal financial or health information has received appropriate information security awareness training.

Recognizing the risks to our own cybersecurity that can be posed by third-party service providers, the chief information officer has identified key vendors who provide services to the Company. Increased attention is devoted to identifying and mitigating cybersecurity risks associated with the use of these third-party service providers. Such providers may be asked to present the Company with internal audits or other simulation test results verifying information security procedures.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Company
31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Company
31.3	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Operating Partnership
31.4	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Operating Partnership
32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Company
32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Company
32.3	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Operating Partnership
32.4	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Operating Partnership
101.INS	Inline XBRL Instance Document (the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Highwoods Properties, Inc.
By:	/s/ Brendan C. Maiorana
Brendan C. Maiorana
Executive Vice President and Chief Financial Officer

Highwoods Realty Limited Partnership
By:	Highwoods Properties, Inc., its sole general partner
By:	/s/ Brendan C. Maiorana
Brendan C. Maiorana
Executive Vice President and Chief Financial Officer

Date: April 26, 2022