Form 10-Q
period 2022-06-30
HIGHWOODS PROPERTIES, INC.; HIGHWOODS REALTY LTD PARTNERSHIP
filed 2022-07-26
CIK 921082, 941713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 2022
or

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

The Company had 105,184,854 shares of Common Stock outstanding as of July 19, 2022.

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

Certain information contained herein is presented as of July 19, 2022, the latest practicable date for financial information prior to the filing of this Quarterly Report.

This report combines the Quarterly Reports on Form 10-Q for the period ended June 30, 2022 of the Company and the Operating Partnership. We believe combining the quarterly reports into this single report results in the following benefits:

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

•Consolidated Financial Statements;

•Note 13 to Consolidated Financial Statements - Earnings Per Share and Per Unit;

•Item 4 - Controls and Procedures; and

•Item 6 - Certifications of CEO and CFO Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2022

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HIGHWOODS PROPERTIES, INC.
Consolidated Balance Sheets
(Unaudited and in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
Assets:
Real estate assets, at cost:
Land	$532,215	$549,228
Buildings and tenant improvements	5,676,352	5,718,169
Development in-process	19,088	6,890
Land held for development	238,159	215,257
	6,465,814	6,489,544
Less-accumulated depreciation	(1,522,363)	(1,457,511)
Net real estate assets	4,943,451	5,032,033
Real estate and other assets, net, held for sale	—	3,518
Cash and cash equivalents	25,045	23,152
Restricted cash	46,623	8,046
Accounts receivable	17,938	14,002
Mortgages and notes receivable	1,153	1,227
Accrued straight-line rents receivable	277,086	268,324
Investments in and advances to unconsolidated affiliates	14,457	7,383
Deferred leasing costs, net of accumulated amortization of $155,594 and $143,111, respectively	243,624	258,902
Prepaid expenses and other assets, net of accumulated depreciation of $19,968 and $21,408, respectively	112,937	78,551
Total Assets	$5,682,314	$5,695,138
Liabilities, Noncontrolling Interests in the Operating Partnership and Equity:
Mortgages and notes payable, net	$2,804,314	$2,788,915
Accounts payable, accrued expenses and other liabilities	271,716	294,976
Total Liabilities	3,076,030	3,083,891
Commitments and contingencies
Noncontrolling interests in the Operating Partnership	84,583	111,689
Equity:
Preferred Stock, $.01 par value, 50,000,000 authorized shares;
8.625% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 28,821 shares issued and outstanding	28,821	28,821
Common Stock, $.01 par value, 200,000,000 authorized shares;
105,184,854 and 104,892,780 shares issued and outstanding, respectively	1,052	1,049
Additional paid-in capital	3,065,208	3,027,861
Distributions in excess of net income available for common stockholders	(593,846)	(579,616)
Accumulated other comprehensive loss	(1,062)	(973)
Total Stockholders’ Equity	2,500,173	2,477,142
Noncontrolling interests in consolidated affiliates	21,528	22,416
Total Equity	2,521,701	2,499,558
Total Liabilities, Noncontrolling Interests in the Operating Partnership and Equity	$5,682,314	$5,695,138

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Income
(Unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Rental and other revenues	$203,841	$185,502	$410,219	$369,307
Operating expenses:
Rental property and other expenses	62,369	56,226	123,791	112,415
Depreciation and amortization	69,742	61,949	139,409	122,876
Impairments of real estate assets	35,000	—	35,000	—
General and administrative	9,591	10,107	23,147	20,059
Total operating expenses	176,702	128,282	321,347	255,350
Interest expense	25,027	19,001	49,420	38,769
Other income	120	332	483	644
Gains on disposition of property	50,044	22,862	54,144	41,799
Equity in earnings of unconsolidated affiliates	326	431	626	1,068
Net income	52,602	61,844	94,705	118,699
Net (income) attributable to noncontrolling interests in the Operating Partnership	(1,203)	(1,624)	(2,168)	(3,117)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(266)	(294)	(523)	(575)
Dividends on Preferred Stock	(622)	(621)	(1,243)	(1,243)
Net income available for common stockholders	$50,511	$59,305	$90,771	$113,764
Earnings per Common Share – basic:
Net income available for common stockholders	$0.48	$0.57	$0.86	$1.09
Weighted average Common Shares outstanding – basic	105,163	104,106	105,049	104,035
Earnings per Common Share – diluted:
Net income available for common stockholders	$0.48	$0.57	$0.86	$1.09
Weighted average Common Shares outstanding – diluted	107,654	106,964	107,554	106,887

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Comprehensive income:
Net income	$52,602	$61,844	$94,705	$118,699
Other comprehensive income/(loss):
Unrealized losses on cash flow hedges	—	(11)	—	(11)
Amortization of cash flow hedges	(74)	126	(89)	248
Total other comprehensive income/(loss)	(74)	115	(89)	237
Total comprehensive income	52,528	61,959	94,616	118,936
Less-comprehensive (income) attributable to noncontrolling interests	(1,469)	(1,918)	(2,691)	(3,692)
Comprehensive income attributable to common stockholders	$51,059	$60,041	$91,925	$115,244

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Equity
(Unaudited and in thousands, except share amounts)

	Three Months Ended June 30, 2022
	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at March 31, 2022	105,143,984	$1,051	$28,821	$3,034,155	$(988)	$21,262	$(591,780)	$2,492,521
Issuances of Common Stock, net of issuance costs and tax withholdings	9,537	1	—	261	—	—	—	262
Conversions of Common Units to Common Stock	30,909			1,251				1,251
Dividends on Common Stock ($0.50 per share)		—	—	—	—	—	(52,577)	(52,577)
Dividends on Preferred Stock ($21.5625 per share)		—	—	—	—	—	(622)	(622)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	28,696	—	—	—	28,696
Issuances of restricted stock	424	—	—	—	—	—	—	—
Share-based compensation expense, net of forfeitures	—	—	—	845	—	—	—	845
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(1,203)	(1,203)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	266	(266)	—
Comprehensive income:
Net income		—	—	—	—	—	52,602	52,602
Other comprehensive loss		—	—	—	(74)	—	—	(74)
Total comprehensive income								52,528
Balance at June 30, 2022	105,184,854	$1,052	$28,821	$3,065,208	$(1,062)	$21,528	$(593,846)	$2,521,701

	Six Months Ended June 30, 2022
	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2021	104,892,780	$1,049	$28,821	$3,027,861	$(973)	$22,416	$(579,616)	$2,499,558
Issuances of Common Stock, net of issuance costs and tax withholdings	79,358	1	—	4,434	—	—	—	4,435
Conversions of Common Units to Common Stock	30,909			1,251				1,251
Dividends on Common Stock ($1.00 per share)		—	—	—	—	—	(105,001)	(105,001)
Dividends on Preferred Stock ($43.125 per share)		—	—	—	—	—	(1,243)	(1,243)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	25,528	—	—	—	25,528
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(1,411)	—	(1,411)
Issuances of restricted stock	181,807	—	—	—	—	—	—	—
Share-based compensation expense, net of forfeitures	—	2	—	6,134	—	—	—	6,136
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(2,168)	(2,168)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	523	(523)	—
Comprehensive income:
Net income		—	—	—	—	—	94,705	94,705
Other comprehensive loss		—	—	—	(89)	—	—	(89)
Total comprehensive income								94,616
Balance at June 30, 2022	105,184,854	$1,052	$28,821	$3,065,208	$(1,062)	$21,528	$(593,846)	$2,521,701

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

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities:
Net income	$94,705	$118,699
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	139,409	122,876
Amortization of lease incentives and acquisition-related intangible assets and liabilities	(166)	(1,439)
Share-based compensation expense	6,136	4,855
Net credit losses/(reversals) on operating lease receivables	2,625	(489)
Accrued interest on mortgages and notes receivable	(46)	(54)
Amortization of debt issuance costs	2,040	1,661
Amortization of cash flow hedges	(89)	248
Amortization of mortgages and notes payable fair value adjustments	(41)	776
Impairments of real estate assets	35,000	—
Losses on debt extinguishment	—	134
Net gains on disposition of property	(54,144)	(41,799)
Equity in earnings of unconsolidated affiliates	(626)	(1,068)
Distributions of earnings from unconsolidated affiliates	598	1,402
Changes in operating assets and liabilities:
Accounts receivable	(3,758)	6,694
Prepaid expenses and other assets	(6,534)	(5,642)
Accrued straight-line rents receivable	(13,053)	(7,638)
Accounts payable, accrued expenses and other liabilities	(158)	(1,801)
Net cash provided by operating activities	201,898	197,415
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	(26,977)	(120)
Investments in development in-process	(20,869)	(54,365)
Investments in tenant improvements and deferred leasing costs	(60,661)	(44,827)
Investments in building improvements	(26,528)	(24,109)
Investment in acquired controlling interest in unconsolidated affiliate	—	(127,339)
Net proceeds from disposition of real estate assets	107,362	71,501
Investments in mortgages and notes receivable	(24)	(23)
Repayments of mortgages and notes receivable	144	154
Investments in and advances to unconsolidated affiliates	(7,500)	—
Payments of earnest money deposits	(37,500)	(55,000)
Changes in other investing activities	2,684	5,711
Net cash used in investing activities	(69,869)	(228,417)
Financing activities:
Dividends on Common Stock	(105,001)	(99,778)
Redemptions/repurchases of Preferred Stock	—	(5)
Dividends on Preferred Stock	(1,243)	(1,243)
Distributions to noncontrolling interests in the Operating Partnership	(2,495)	(2,726)
Distributions to noncontrolling interests in consolidated affiliates	(1,411)	(782)
Proceeds from the issuance of Common Stock	6,839	7,763
Costs paid for the issuance of Common Stock	(248)	(185)
Repurchase of shares related to tax withholdings	(2,156)	(1,681)
Borrowings on revolving credit facility	145,000	230,000
Repayments of revolving credit facility	(125,000)	(75,000)
Borrowings on mortgages and notes payable	200,000	—
Repayments of mortgages and notes payable	(203,187)	(151,006)
Changes in debt issuance costs and other financing activities	(2,657)	(5,166)
Net cash used in financing activities	(91,559)	(99,809)
Net increase/(decrease) in cash and cash equivalents and restricted cash	$40,470	$(130,811)

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows – Continued
(Unaudited and in thousands)

	Six Months Ended June 30,
	2022	2021
Net increase/(decrease) in cash and cash equivalents and restricted cash	$40,470	$(130,811)
Cash and cash equivalents and restricted cash at beginning of the period	31,198	189,244
Cash and cash equivalents and restricted cash at end of the period	$71,668	$58,433

Reconciliation of cash and cash equivalents and restricted cash:

	Six Months Ended June 30,
	2022	2021
Cash and cash equivalents at end of the period	$25,045	$6,535
Restricted cash at end of the period	46,623	51,898
Cash and cash equivalents and restricted cash at end of the period	$71,668	$58,433

Supplemental disclosure of cash flow information:

	Six Months Ended June 30,
	2022	2021
Cash paid for interest, net of amounts capitalized	$47,762	$36,071

Supplemental disclosure of non-cash investing and financing activities:

	Six Months Ended June 30,
	2022	2021
Unrealized losses on cash flow hedges	$—	$(11)
Conversions of Common Units to Common Stock	1,251	44
Changes in accrued capital expenditures (1)	(20,066)	(23,599)
Write-off of fully depreciated real estate assets	21,827	36,798
Write-off of fully amortized leasing costs	11,628	28,575
Write-off of fully amortized debt issuance costs	1,216	4,158
Adjustment of noncontrolling interests in the Operating Partnership to fair value	(25,528)	15,334
Future consideration in connection with the acquisition of land	—	16,000
__________

(1)Accrued capital expenditures included in accounts payable, accrued expenses and other liabilities at June 30, 2022 and 2021 were $34.5 million and $42.3 million, respectively.

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Balance Sheets
(Unaudited and in thousands, except unit and per unit data)

	June 30, 2022	December 31, 2021
Assets:
Real estate assets, at cost:
Land	$532,215	$549,228
Buildings and tenant improvements	5,676,352	5,718,169
Development in-process	19,088	6,890
Land held for development	238,159	215,257
	6,465,814	6,489,544
Less-accumulated depreciation	(1,522,363)	(1,457,511)
Net real estate assets	4,943,451	5,032,033
Real estate and other assets, net, held for sale	—	3,518
Cash and cash equivalents	25,045	23,152
Restricted cash	46,623	8,046
Accounts receivable	17,938	14,002
Mortgages and notes receivable	1,153	1,227
Accrued straight-line rents receivable	277,086	268,324
Investments in and advances to unconsolidated affiliates	14,457	7,383
Deferred leasing costs, net of accumulated amortization of $155,594 and $143,111, respectively	243,624	258,902
Prepaid expenses and other assets, net of accumulated depreciation of $19,968 and $21,408, respectively	112,937	78,551
Total Assets	$5,682,314	$5,695,138
Liabilities, Redeemable Operating Partnership Units and Capital:
Mortgages and notes payable, net	$2,804,314	$2,788,915
Accounts payable, accrued expenses and other liabilities	271,716	294,976
Total Liabilities	3,076,030	3,083,891
Commitments and contingencies
Redeemable Operating Partnership Units:
Common Units, 2,473,896 and 2,504,805 outstanding, respectively	84,583	111,689
Series A Preferred Units (liquidation preference $1,000 per unit), 28,821 units issued and outstanding	28,821	28,821
Total Redeemable Operating Partnership Units	113,404	140,510
Capital:
Common Units:
General partner Common Units, 1,072,499 and 1,069,888 outstanding, respectively	24,723	24,492
Limited partner Common Units, 103,703,546 and 103,414,083 outstanding, respectively	2,447,691	2,424,802
Accumulated other comprehensive loss	(1,062)	(973)
Noncontrolling interests in consolidated affiliates	21,528	22,416
Total Capital	2,492,880	2,470,737
Total Liabilities, Redeemable Operating Partnership Units and Capital	$5,682,314	$5,695,138

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Income
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Rental and other revenues	$203,841	$185,502	$410,219	$369,307
Operating expenses:
Rental property and other expenses	62,369	56,226	123,791	112,415
Depreciation and amortization	69,742	61,949	139,409	122,876
Impairments of real estate assets	35,000	—	35,000	—
General and administrative	9,591	10,107	23,147	20,059
Total operating expenses	176,702	128,282	321,347	255,350
Interest expense	25,027	19,001	49,420	38,769
Other income	120	332	483	644
Gains on disposition of property	50,044	22,862	54,144	41,799
Equity in earnings of unconsolidated affiliates	326	431	626	1,068
Net income	52,602	61,844	94,705	118,699
Net (income) attributable to noncontrolling interests in consolidated affiliates	(266)	(294)	(523)	(575)
Distributions on Preferred Units	(622)	(621)	(1,243)	(1,243)
Net income available for common unitholders	$51,714	$60,929	$92,939	$116,881
Earnings per Common Unit – basic:
Net income available for common unitholders	$0.48	$0.57	$0.87	$1.10
Weighted average Common Units outstanding – basic	107,240	106,535	107,135	106,464
Earnings per Common Unit – diluted:
Net income available for common unitholders	$0.48	$0.57	$0.87	$1.10
Weighted average Common Units outstanding – diluted	107,245	106,555	107,145	106,478

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Comprehensive income:
Net income	$52,602	$61,844	$94,705	$118,699
Other comprehensive income/(loss):
Unrealized losses on cash flow hedges	—	(11)	—	(11)
Amortization of cash flow hedges	(74)	126	(89)	248
Total other comprehensive income/(loss)	(74)	115	(89)	237
Total comprehensive income	52,528	61,959	94,616	118,936
Less-comprehensive (income) attributable to noncontrolling interests	(266)	(294)	(523)	(575)
Comprehensive income attributable to common unitholders	$52,262	$61,665	$94,093	$118,361

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Capital
(Unaudited and in thousands)

	Three Months Ended June 30, 2022
	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance at March 31, 2022	$24,433	$2,418,993	$(988)	$21,262	$2,463,700
Issuances of Common Units, net of issuance costs and tax withholdings	2	260	—	—	262
Distributions on Common Units ($0.50 per unit)	(536)	(53,080)	—	—	(53,616)
Distributions on Preferred Units ($21.5625 per unit)	(6)	(616)	—	—	(622)
Share-based compensation expense, net of forfeitures	8	837	—	—	845
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	298	29,485	—	—	29,783
Net (income) attributable to noncontrolling interests in consolidated affiliates	(2)	(264)	—	266	—
Comprehensive income:
Net income	526	52,076	—	—	52,602
Other comprehensive loss	—	—	(74)	—	(74)
Total comprehensive income					52,528
Balance at June 30, 2022	$24,723	$2,447,691	$(1,062)	$21,528	$2,492,880

	Six Months Ended June 30, 2022
	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2021	$24,492	$2,424,802	$(973)	$22,416	$2,470,737
Issuances of Common Units, net of issuance costs and tax withholdings	44	4,391	—	—	4,435
Distributions on Common Units ($1.00 per unit)	(1,071)	(106,016)	—	—	(107,087)
Distributions on Preferred Units ($43.125 per unit)	(12)	(1,231)	—	—	(1,243)
Share-based compensation expense, net of forfeitures	61	6,075	—	—	6,136
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(1,411)	(1,411)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	267	26,430	—	—	26,697
Net (income) attributable to noncontrolling interests in consolidated affiliates	(5)	(518)		523	—
Comprehensive income:
Net income	947	93,758	—	—	94,705
Other comprehensive loss	—	—	(89)	—	(89)
Total comprehensive income					94,616
Balance at June 30, 2022	$24,723	$2,447,691	$(1,062)	$21,528	$2,492,880

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

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities:
Net income	$94,705	$118,699
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	139,409	122,876
Amortization of lease incentives and acquisition-related intangible assets and liabilities	(166)	(1,439)
Share-based compensation expense	6,136	4,855
Net credit losses/(reversals) on operating lease receivables	2,625	(489)
Accrued interest on mortgages and notes receivable	(46)	(54)
Amortization of debt issuance costs	2,040	1,661
Amortization of cash flow hedges	(89)	248
Amortization of mortgages and notes payable fair value adjustments	(41)	776
Impairments of real estate assets	35,000	—
Losses on debt extinguishment	—	134
Net gains on disposition of property	(54,144)	(41,799)
Equity in earnings of unconsolidated affiliates	(626)	(1,068)
Distributions of earnings from unconsolidated affiliates	598	1,402
Changes in operating assets and liabilities:
Accounts receivable	(3,758)	6,694
Prepaid expenses and other assets	(6,534)	(5,642)
Accrued straight-line rents receivable	(13,053)	(7,638)
Accounts payable, accrued expenses and other liabilities	(158)	(1,801)
Net cash provided by operating activities	201,898	197,415
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	(26,977)	(120)
Investments in development in-process	(20,869)	(54,365)
Investments in tenant improvements and deferred leasing costs	(60,661)	(44,827)
Investments in building improvements	(26,528)	(24,109)
Investment in acquired controlling interest in unconsolidated affiliate	—	(127,339)
Net proceeds from disposition of real estate assets	107,362	71,501
Investments in mortgages and notes receivable	(24)	(23)
Repayments of mortgages and notes receivable	144	154
Investments in and advances to unconsolidated affiliates	(7,500)	—
Payments of earnest money deposits	(37,500)	(55,000)
Changes in other investing activities	2,684	5,711
Net cash used in investing activities	(69,869)	(228,417)
Financing activities:
Distributions on Common Units	(107,087)	(102,112)
Redemptions/repurchases of Preferred Units	—	(5)
Distributions on Preferred Units	(1,243)	(1,243)
Distributions to noncontrolling interests in consolidated affiliates	(1,411)	(782)
Proceeds from the issuance of Common Units	6,839	7,763
Costs paid for the issuance of Common Units	(248)	(185)
Repurchase of units related to tax withholdings	(2,156)	(1,681)
Borrowings on revolving credit facility	145,000	230,000
Repayments of revolving credit facility	(125,000)	(75,000)
Borrowings on mortgages and notes payable	200,000	—
Repayments of mortgages and notes payable	(203,187)	(151,006)
Changes in debt issuance costs and other financing activities	(3,066)	(5,558)
Net cash used in financing activities	(91,559)	(99,809)
Net increase/(decrease) in cash and cash equivalents and restricted cash	$40,470	$(130,811)

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows - Continued
(Unaudited and in thousands)

	Six Months Ended June 30,
	2022	2021
Net increase/(decrease) in cash and cash equivalents and restricted cash	$40,470	$(130,811)
Cash and cash equivalents and restricted cash at beginning of the period	31,198	189,244
Cash and cash equivalents and restricted cash at end of the period	$71,668	$58,433

Reconciliation of cash and cash equivalents and restricted cash:

	Six Months Ended June 30,
	2022	2021
Cash and cash equivalents at end of the period	$25,045	$6,535
Restricted cash at end of the period	46,623	51,898
Cash and cash equivalents and restricted cash at end of the period	$71,668	$58,433

Supplemental disclosure of cash flow information:

	Six Months Ended June 30,
	2022	2021
Cash paid for interest, net of amounts capitalized	$47,762	$36,071

Supplemental disclosure of non-cash investing and financing activities:

	Six Months Ended June 30,
	2022	2021
Unrealized losses on cash flow hedges	$—	$(11)
Changes in accrued capital expenditures (1)	(20,066)	(23,599)
Write-off of fully depreciated real estate assets	21,827	36,798
Write-off of fully amortized leasing costs	11,628	28,575
Write-off of fully amortized debt issuance costs	1,216	4,158
Adjustment of Redeemable Common Units to fair value	(27,106)	15,681
Future consideration in connection with the acquisition of land	—	16,000
__________

(1)Accrued capital expenditures included in accounts payable, accrued expenses and other liabilities at June 30, 2022 and 2021 were $34.5 million and $42.3 million, respectively.

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(tabular dollar amounts in thousands, except per share and per unit data)
(Unaudited)

1.    Description of Business and Significant Accounting Policies

Description of Business

Highwoods Properties, Inc. (the “Company”) is a fully integrated office real estate investment trust (“REIT”) that owns, develops, acquires, leases and manages properties primarily in the best business districts of Atlanta, Charlotte, Dallas, Nashville, Orlando, Pittsburgh, Raleigh, Richmond and Tampa. The Company conducts its activities through Highwoods Realty Limited Partnership (the “Operating Partnership”). At June 30, 2022, we owned or had an interest in 27.6 million rentable square feet of in-service properties, 0.6 million rentable square feet of office properties under development and development land with approximately 4.9 million rentable square feet of potential office build out.

Capital Structure

The Company is the sole general partner of the Operating Partnership. At June 30, 2022, the Company owned all of the Preferred Units and 104.8 million, or 97.7%, of the Common Units in the Operating Partnership. Limited partners owned the remaining 2.5 million Common Units. During the six months ended June 30, 2022, the Company redeemed 30,909 Common Units for a like number of shares of Common Stock.

During 2020, we entered into separate equity distribution agreements in which the Company may offer and sell up to $300.0 million in aggregate gross sales price of shares of Common Stock. During the six months ended June 30, 2022, the Company issued 130,011 shares of Common Stock under its equity distribution agreements at an average gross sales price of $46.50 per share and received net proceeds, after sales commissions, of $6.0 million.

Basis of Presentation

Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The Company’s Consolidated Financial Statements include the Operating Partnership, wholly owned subsidiaries and those entities in which the Company has the controlling interest. The Operating Partnership’s Consolidated Financial Statements include wholly owned subsidiaries and those entities in which the Operating Partnership has the controlling interest. We consolidate joint venture investments, such as interests in partnerships and limited liability companies, when we control the major operating and financial policies of the investment through majority ownership, in our capacity as a general partner or managing member or through some other contractual right. At June 30, 2022, we have involvement with, and are the primary beneficiary in, an entity that we concluded to be a variable interest entity. As such, this entity is consolidated. Additionally, at June 30, 2022, we have involvement with, but are not the primary beneficiary in, an entity that we concluded to be a variable interest entity. As such, this entity is not consolidated. (See Note 3).

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

Insurance

We are primarily self-insured for health care claims for participating employees. We have stop-loss coverage to limit our exposure to significant claims on a per claim and annual aggregate basis. We determine our liabilities for claims, including incurred but not reported losses, based on all relevant information, including actuarial estimates of claim liabilities. At June 30, 2022, a reserve of $0.5 million was recorded to cover estimated reported and unreported claims.

Planned Investment Activity

During the second quarter of 2022, we agreed to acquire 650 South Tryon at Legacy Union in Charlotte’s Uptown CBD submarket for a total investment of $203.0 million, including $3.9 million of anticipated leasing capital expenditures to bring the property to stabilization. 650 South Tryon, which delivered in late 2020 and is currently 79% leased, is a trophy, LEED gold-certified office building encompassing 367,000 square feet. 650 South Tryon is immediately adjacent and connected to Company-owned Bank of America Tower at Legacy Union, a trophy, LEED gold-certified office building encompassing 841,000 square feet that delivered in 2019. The acquisition of 650 South Tryon is scheduled to close in August 2022. We have posted earnest money deposits totaling $37.5 million that are non-refundable except in limited circumstances.

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

2.    Leases

Operating Leases

We generally lease our office properties to lessees in exchange for fixed monthly payments that cover rent, property taxes, insurance and certain cost recoveries, primarily common area maintenance. Office properties owned by us that are under lease are primarily located in Atlanta, Charlotte, Nashville, Orlando, Pittsburgh, Raleigh, Richmond and Tampa and are leased to a wide variety of lessees across many industries. Our leases are operating leases and mostly range from three to 10 years. We recognized rental and other revenues related to operating lease payments of $200.7 million and $182.4 million during the three months ended June 30, 2022 and 2021, respectively, and $404.3 million and $362.4 million during the six months ended June 30, 2022 and 2021, respectively. Included in these amounts are variable lease payments of $17.7 million and $14.5 million during the three months ended June 30, 2022 and 2021, respectively, and $35.0 million and $29.0 million during the six months ended June 30, 2022 and 2021, respectively.

3.    Variable Interest Entities

Consolidated Variable Interest Entity

In 2019, we and The Bromley Companies formed a joint venture to construct Midtown West, a 150,000 square foot, multi-customer office building located in the mixed-use Midtown Tampa project in Tampa’s Westshore submarket. Midtown West has an anticipated total investment of $71.3 million. Construction of Midtown West began in the third quarter of 2019 and the building was placed in service in the second quarter of 2021. At closing, we agreed to contribute cash of $20.0 million, which has been fully funded, in exchange for an 80.0% interest in the Midtown West joint venture and The Bromley Companies contributed land valued at $5.0 million in exchange for the remaining 20.0% interest. We also committed to provide a $46.3 million interest-only secured construction loan to the Midtown West joint venture that is scheduled to mature in June 2023. The loan bears interest at LIBOR plus 250 basis points. As of June 30, 2022, $33.2 million under the loan has been funded.

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

	June 30, 2022	December 31, 2021
Net real estate assets	$58,645	$53,191
Cash and cash equivalents	$1,084	$389
Accounts receivable	$188	$—
Accrued straight-line rents receivable	$182	$121
Deferred leasing costs, net	$1,588	$1,519
Prepaid expenses and other assets, net	$284	$163
Accounts payable, accrued expenses and other liabilities	$2,749	$646

The assets of the Midtown West joint venture can be used only to settle obligations of the joint venture and its creditors have no recourse to our wholly owned assets.

Unconsolidated Variable Interest Entity

During the fourth quarter of 2021, we and Brand Properties, LLC (“Brand”) formed a joint venture to construct 2827 Peachtree, a 135,000 square foot, multi-customer office building located in Atlanta’s Buckhead submarket. 2827 Peachtree has an anticipated total investment of $79.0 million. Construction of 2827 Peachtree began in the first quarter of 2022 with a scheduled completion date in the third quarter of 2023. At closing, we agreed to contribute cash of $13.3 million, which has been fully funded, in exchange for a 50.0% interest in the 2827 Peachtree joint venture and Brand contributed land valued at $7.7 million and cash of $5.6 million in exchange for the remaining 50.0% interest. We also committed to provide a $49.6 million interest-only secured construction loan to the 2827 Peachtree joint venture that is scheduled to mature in December 2024 with an option to extend for one year. The loan bears interest at LIBOR plus 300 basis points. As of June 30, 2022, no amounts under the loan have been funded.

We determined that we have a variable interest in the 2827 Peachtree joint venture primarily because the entity was designed to pass along interest rate risk, equity price risk and operation risk to us as both a debt and equity holder and Brand as an equity holder. The 2827 Peachtree joint venture was further determined to be a variable interest entity as it requires additional subordinated financial support in the form of a loan because the initial equity investment provided by us and Brand is not sufficient to finance its planned investments and operations. However, since we are not the managing member or lead developer, we concluded we do not have the power to direct matters that most significantly impact the activities of the entity and therefore, do not qualify as the primary beneficiary. Accordingly, the entity is not consolidated. At June 30, 2022, our risk of loss with respect to this arrangement was limited to the carrying value of the investment balance of $13.6 million as no amounts were outstanding under the loan. The assets of the 2827 Peachtree joint venture can be used only to settle obligations of the joint venture and its creditors have no recourse to our wholly owned assets.

4.    Real Estate Assets

Acquisitions

During the second quarter of 2022, we acquired land in Charlotte for an aggregate purchase price, including capitalized acquisition costs, of $27.0 million.

Dispositions

During the second quarter of 2022, we sold office buildings and land in Atlanta, Greensboro and Tampa for an aggregate sales price of $100.7 million (before closing credits to buyers of $1.1 million) and recorded aggregate gains on disposition of property of $50.0 million.

During the first quarter of 2022, we sold land in Tampa for a sales price of $9.6 million and recorded a gain on disposition of property of $4.1 million.

Impairments

As more fully described in Note 15, we have entered the Dallas market through the formation of two 50/50 joint ventures to develop Class AA assets in two Dallas submarkets. We plan to fund our entry into Dallas, including our share of the two developments, by exiting the Pittsburgh market. Our Pittsburgh assets, which consist of 2,155,000 square feet of office that were 92.9% occupied as of June 30, 2022, represent approximately 6% of our overall net operating income.

Because we classified all of our assets in Pittsburgh as non-core, net income in the second quarter of 2022 included an impairment charge of $35.0 million to lower the carrying amount of EQT Plaza (including accrued straight-line rents receivable and deferred leasing costs) to its estimated fair value less costs to sell. EQT Plaza is a 616,000 square foot office building located in the heart of Pittsburgh’s CBD. EQT Corporation’s lease of 317,000 square feet at EQT Plaza is scheduled to expire in September 2024.

5.    Intangible Assets and Below Market Lease Liabilities

The following table sets forth total intangible assets and acquisition-related below market lease liabilities, net of accumulated amortization:

	June 30, 2022	December 31, 2021
Assets:
Deferred leasing costs (including lease incentives and above market lease and in-place lease acquisition-related intangible assets)	$399,218	$402,013
Less accumulated amortization	(155,594)	(143,111)
	$243,624	$258,902
Liabilities (in accounts payable, accrued expenses and other liabilities):
Acquisition-related below market lease liabilities	$56,888	$57,703
Less accumulated amortization	(30,849)	(28,978)
	$26,039	$28,725

The following table sets forth amortization of intangible assets and below market lease liabilities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Amortization of deferred leasing costs and acquisition-related intangible assets (in depreciation and amortization)	$10,933	$8,626	$22,178	$17,197
Amortization of lease incentives (in rental and other revenues)	$419	$445	$869	$893
Amortization of acquisition-related intangible assets (in rental and other revenues)	$821	$241	$1,651	$518
Amortization of acquisition-related below market lease liabilities (in rental and other revenues)	$(1,319)	$(1,421)	$(2,686)	$(2,850)

The following table sets forth scheduled future amortization of intangible assets and below market lease liabilities:

	Amortization of Deferred Leasing Costs and Acquisition-Related Intangible Assets (in Depreciation and Amortization)	Amortization of Lease Incentives (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental and Other Revenues)	Amortization of Acquisition-Related Below Market Lease Liabilities (in Rental and Other Revenues)
July 1 through December 31, 2022	$21,172	$812	$1,460	$(2,608)
2023	38,414	1,536	2,745	(4,824)
2024	33,314	1,392	2,531	(4,111)
2025	26,557	1,316	1,667	(2,594)
2026	22,609	1,190	1,336	(2,294)
Thereafter	76,813	3,966	4,794	(9,608)
	$218,879	$10,212	$14,533	$(26,039)
Weighted average remaining amortization periods as of June 30, 2022 (in years)	7.9	8.2	7.4	8.1

6.    Mortgages and Notes Payable

The following table sets forth our mortgages and notes payable:

	June 30, 2022	December 31, 2021
Secured indebtedness	$488,000	$491,942
Unsecured indebtedness	2,332,895	2,312,180
Less-unamortized debt issuance costs	(16,581)	(15,207)
Total mortgages and notes payable, net	$2,804,314	$2,788,915

At June 30, 2022, our secured mortgage loans were collateralized by real estate assets with an undepreciated book value of $732.3 million.
Our $750.0 million unsecured revolving credit facility is scheduled to mature in March 2025 and includes an accordion feature that allows for an additional $400.0 million of borrowing capacity subject to additional lender commitments. Assuming no defaults have occurred, we have an option to extend the maturity for two additional six-month periods. During the second quarter of 2022, in connection with the modification of our $200.0 million term loan as discussed below, the interest rate on our revolving credit facility was converted from LIBOR plus 90 basis points to SOFR plus a related spread adjustment of 10 basis points and a borrowing spread of 85 basis points, based on current credit ratings. The annual facility fee is 20 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody’s Investors Service or Standard & Poor’s Ratings Services. We may be entitled to a temporary reduction in the interest rate of one basis point provided we meet certain sustainability goals with respect to the ongoing reduction of greenhouse gas emissions. There was $90.0 million and $130.0 million outstanding under our revolving credit facility at June 30, 2022 and July 19, 2022, respectively. At both June 30, 2022 and July 19, 2022, we had $0.1 million of outstanding letters of credit which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at June 30, 2022 and July 19, 2022 was $659.9 million and $619.9 million, respectively.
During the second quarter of 2022, we modified our $200.0 million unsecured bank term loan to extend the maturity date from November 2022 to May 2026. As part of this modification, we also obtained a $150.0 million delayed-draw term loan, which must be drawn in its entirety by August 2022, that is scheduled to mature in May 2027. The interest rate, based on current credit ratings, is SOFR plus a related spread adjustment of 10 basis points and a borrowing spread of 95 basis points. The interest rate is based on the higher of the publicly announced ratings from Moody’s Investors Service or Standard & Poor’s Ratings Services. We may be entitled to a temporary reduction in the interest rate of one basis point provided we meet certain sustainability goals with respect to the ongoing reduction of greenhouse gas emissions. We incurred $2.7 million of debt issuance costs, which are being amortized along with certain existing unamortized debt issuance costs over the remaining term of our modified term loan.
We are currently in compliance with financial covenants with respect to our consolidated debt.
We have considered our short-term liquidity needs within one year from July 26, 2022 (the date of issuance of the quarterly financial statements) and the adequacy of our estimated cash flows from operating activities and other available financing sources to meet these needs. In particular, we have considered our scheduled debt maturities during such one-year period, including the $250.0 million principal amount of unsecured notes that are scheduled to mature in January 2023. We have concluded it is probable we will meet these short-term liquidity requirements through a combination of the following:

•available cash and cash equivalents;

•cash flows from operating activities;

•issuance of debt securities by the Operating Partnership;

•issuance of secured debt;

•bank term loans (including the $150.0 million delayed-draw term loan discussed above);

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

Amounts reported in accumulated other comprehensive income/(loss) related to derivatives are reclassified to interest expense as interest payments are made on our debt. During the period from July 1, 2022 through June 30, 2023, we estimate that $0.3 million will be reclassified as a net decrease to interest expense.

The following table sets forth the fair value of our derivatives:

	June 30, 2022	December 31, 2021
Derivatives:
Derivatives designated as cash flow hedges in accounts payable, accrued expenses and other liabilities:
Interest rate swaps	$—	$60

The following table sets forth the effect of our cash flow hedges on accumulated other comprehensive loss and interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Derivatives Designated as Cash Flow Hedges:
Amount of unrealized losses recognized in accumulated other comprehensive loss on derivatives:
Interest rate swaps	$—	$(11)	$—	$(11)
Amount of (gains)/losses reclassified out of accumulated other comprehensive loss into interest expense:
Interest rate swaps	$(74)	$126	$(89)	$248

8.    Noncontrolling Interests

Noncontrolling Interests in Consolidated Affiliates

At June 30, 2022, our noncontrolling interests in consolidated affiliates relate to our joint venture partners’ 50.0% interest in office properties in Richmond and 20.0% interest in the Midtown West joint venture. Our joint venture partners are unrelated third parties.

Noncontrolling Interests in the Operating Partnership

The following table sets forth the Company’s noncontrolling interests in the Operating Partnership:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Beginning noncontrolling interests in the Operating Partnership	$114,570	$121,895	$111,689	$112,499
Adjustment of noncontrolling interests in the Operating Partnership to fair value	(28,696)	6,068	(25,528)	15,334
Conversions of Common Units to Common Stock	(1,251)	(44)	(1,251)	(44)
Net income attributable to noncontrolling interests in the Operating Partnership	1,203	1,624	2,168	3,117
Distributions to noncontrolling interests in the Operating Partnership	(1,243)	(1,363)	(2,495)	(2,726)
Total noncontrolling interests in the Operating Partnership	$84,583	$128,180	$84,583	$128,180

The following table sets forth net income available for common stockholders and transfers from the Company’s noncontrolling interests in the Operating Partnership:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income available for common stockholders	$50,511	$59,305	$90,771	$113,764
Increase in additional paid in capital from conversions of Common Units to Common Stock	1,251	44	1,251	44
Change from net income available for common stockholders and transfers from noncontrolling interests	$51,762	$59,349	$92,022	$113,808

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

The following table sets forth our assets and liabilities and the Company’s noncontrolling interests in the Operating Partnership that are measured or disclosed at fair value within the fair value hierarchy:

		Level 1	Level 2	Level 3
	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
Fair Value at June 30, 2022:
Assets:
Mortgages and notes receivable, at fair value (1)	$1,153	$—	$1,153	$—
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	2,500	2,500	—	—
Impaired real estate assets	57,418	—	—	57,418
Total Assets	$61,071	$2,500	$1,153	$57,418
Noncontrolling Interests in the Operating Partnership	$84,583	$84,583	$—	$—
Liabilities:
Mortgages and notes payable, net, at fair value (1)	$2,587,436	$—	$2,587,436	$—
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	2,500	2,500	—	—
Total Liabilities	$2,589,936	$2,500	$2,587,436	$—

Fair Value at December 31, 2021:
Assets:
Mortgages and notes receivable, at fair value (1)	$1,227	$—	$1,227	$—
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	2,866	2,866	—	—
Total Assets	$4,093	$2,866	$1,227	$—
Noncontrolling Interests in the Operating Partnership	$111,689	$111,689	$—	$—
Liabilities:
Mortgages and notes payable, net, at fair value (1)	$2,907,492	$—	$2,907,492	$—
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	60	—	60	—
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	2,866	2,866	—	—
Total Liabilities	$2,910,418	$2,866	$2,907,552	$—
__________
(1)    Amounts are not recorded at fair value on our Consolidated Balance Sheets at June 30, 2022 and December 31, 2021.

The Level 3 impaired real estate assets as of June 30, 2022 reflected in the table above resulted from the shortened hold period assumptions for EQT Plaza as a result of our plan to exit the Pittsburgh market (see Note 15). The estimated fair value was calculated using broker opinions of value, which incorporate an income approach, as observable inputs were not available. Key assumptions used in the impairment calculation were estimated selling costs of 3.5% (including seller’s share of anticipated transfer taxes), the high end of an estimated discount rate ranging from 13.2% to 16.2% and an estimated terminal capitalization rate of 8.0%.

10.    Share-Based Payments

During the six months ended June 30, 2022, the Company granted 99,975 shares of time-based restricted stock and 81,832 shares of total return-based restricted stock with weighted average grant date fair values per share of $43.58 and $41.94, respectively. We recorded share-based compensation expense of $0.8 million and $1.9 million during the three months ended June 30, 2022 and 2021, and $6.1 million and $4.9 million during the six months ended June 30, 2022 and 2021, respectively. At June 30, 2022, there was $5.1 million of total unrecognized share-based compensation costs, which will be recognized over a weighted average remaining contractual term of 2.2 years.

11.    Accumulated Other Comprehensive Loss

The following table sets forth the components of accumulated other comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cash flow hedges:
Beginning balance	$(988)	$(1,340)	$(973)	$(1,462)
Unrealized losses on cash flow hedges	—	(11)	—	(11)
Amortization of cash flow hedges (1)	(74)	126	(89)	248
Total accumulated other comprehensive loss	$(1,062)	$(1,225)	$(1,062)	$(1,225)
__________
(1)    Amounts reclassified out of accumulated other comprehensive loss into interest expense.

12.    Real Estate and Other Assets Held For Sale

The following table sets forth the assets held for sale at June 30, 2022 and December 31, 2021, which are considered non-core:

	June 30, 2022	December 31, 2021
Assets:
Land held for development	—	$3,482
Net real estate assets	—	3,482
Prepaid expenses and other assets, net	—	36
Real estate and other assets, net, held for sale	$—	$3,518

13.    Earnings Per Share and Per Unit

The following table sets forth the computation of basic and diluted earnings per share of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Earnings per Common Share - basic:
Numerator:
Net income	$52,602	$61,844	$94,705	$118,699
Net (income) attributable to noncontrolling interests in the Operating Partnership	(1,203)	(1,624)	(2,168)	(3,117)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(266)	(294)	(523)	(575)
Dividends on Preferred Stock	(622)	(621)	(1,243)	(1,243)
Net income available for common stockholders	$50,511	$59,305	$90,771	$113,764
Denominator:
Denominator for basic earnings per Common Share – weighted average shares (1)	105,163	104,106	105,049	104,035
Net income available for common stockholders	$0.48	$0.57	$0.86	$1.09
Earnings per Common Share - diluted:
Numerator:
Net income	$52,602	$61,844	$94,705	$118,699
Net (income) attributable to noncontrolling interests in consolidated affiliates	(266)	(294)	(523)	(575)
Dividends on Preferred Stock	(622)	(621)	(1,243)	(1,243)
Net income available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	$51,714	$60,929	$92,939	$116,881
Denominator:
Denominator for basic earnings per Common Share – weighted average shares (1)	105,163	104,106	105,049	104,035
Add:
Stock options using the treasury method	5	20	10	14
Noncontrolling interests Common Units	2,486	2,838	2,495	2,838
Denominator for diluted earnings per Common Share – adjusted weighted average shares and assumed conversions	107,654	106,964	107,554	106,887
Net income available for common stockholders	$0.48	$0.57	$0.86	$1.09
__________
(1)Includes all unvested restricted stock where dividends on such restricted stock are non-forfeitable.

The following table sets forth the computation of basic and diluted earnings per unit of the Operating Partnership:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Earnings per Common Unit - basic:
Numerator:
Net income	$52,602	$61,844	$94,705	$118,699
Net (income) attributable to noncontrolling interests in consolidated affiliates	(266)	(294)	(523)	(575)
Distributions on Preferred Units	(622)	(621)	(1,243)	(1,243)
Net income available for common unitholders	$51,714	$60,929	$92,939	$116,881
Denominator:
Denominator for basic earnings per Common Unit – weighted average units (1)	107,240	106,535	107,135	106,464
Net income available for common unitholders	$0.48	$0.57	$0.87	$1.10
Earnings per Common Unit - diluted:
Numerator:
Net income	$52,602	$61,844	$94,705	$118,699
Net (income) attributable to noncontrolling interests in consolidated affiliates	(266)	(294)	(523)	(575)
Distributions on Preferred Units	(622)	(621)	(1,243)	(1,243)
Net income available for common unitholders	$51,714	$60,929	$92,939	$116,881
Denominator:
Denominator for basic earnings per Common Unit – weighted average units (1)	107,240	106,535	107,135	106,464
Add:
Stock options using the treasury method	5	20	10	14
Denominator for diluted earnings per Common Unit – adjusted weighted average units and assumed conversions	107,245	106,555	107,145	106,478
Net income available for common unitholders	$0.48	$0.57	$0.87	$1.10
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Rental and Other Revenues:
Office:
Atlanta	$35,447	$35,738	$71,001	$71,713
Charlotte	16,874	8,917	33,818	18,051
Nashville	42,606	35,578	86,053	70,737
Orlando	13,352	12,730	26,664	25,289
Pittsburgh	14,908	13,949	29,854	28,567
Raleigh	45,535	37,655	91,831	74,697
Richmond	10,432	11,751	20,965	23,213
Tampa	23,556	25,886	47,579	50,310
Total Office Segment	202,710	182,204	407,765	362,577
Other	1,131	3,298	2,454	6,730
Total Rental and Other Revenues	$203,841	$185,502	$410,219	$369,307

Net Operating Income:
Office:
Atlanta	$23,267	$23,622	$46,948	$47,622
Charlotte	12,807	7,035	25,857	14,287
Nashville	31,417	25,824	63,939	50,817
Orlando	8,262	7,782	16,399	15,494
Pittsburgh	9,051	8,411	17,912	17,300
Raleigh	34,020	28,444	68,735	56,580
Richmond	7,363	8,234	14,588	16,287
Tampa	14,615	17,857	30,561	34,497
Total Office Segment	140,802	127,209	284,939	252,884
Other	670	2,067	1,489	4,008
Total Net Operating Income	141,472	129,276	286,428	256,892
Reconciliation to net income:
Depreciation and amortization	(69,742)	(61,949)	(139,409)	(122,876)
Impairments of real estate assets	(35,000)	—	(35,000)	—
General and administrative expenses	(9,591)	(10,107)	(23,147)	(20,059)
Interest expense	(25,027)	(19,001)	(49,420)	(38,769)
Other income	120	332	483	644
Gains on disposition of property	50,044	22,862	54,144	41,799
Equity in earnings of unconsolidated affiliates	326	431	626	1,068
Net income	$52,602	$61,844	$94,705	$118,699

15.    Subsequent Events

On July 19, 2022, we announced a series of planned investment activities. First, we have entered the Dallas market through the formation of joint ventures with Granite Properties to develop the following Class AA assets:

Project	BBD	Own %	Rentable Square Feet	Pre Leased %	Anticipated Total Investment (at 100%)	Estimated Completion	Estimated Stabilization
					($ in thousands)
Granite Park Six	Frisco/Plano	50%	422,000	12%	$200,000	4Q 23	1Q 26
23Springs	Uptown	50%	642,000	17%	$460,000	1Q 25	1Q 28

The joint ventures were formed on July 12, 2022. In connection with the formation, we agreed to contribute our 50.0% share of the equity required to fund the development projects, $55.7 million of which was funded on the formation date. The joint ventures have obtained construction loans for both projects of $380.0 million in the aggregate. We plan to fund our entry into the Dallas market, including our share of the equity required to construct Granite Park Six and 23Springs, by exiting the Pittsburgh market. Our Pittsburgh assets, which consist of 2,155,000 square feet of office that was 92.9% occupied as of June 30, 2022, represent approximately 6% of our overall net operating income. We can provide no assurances, however, that we will dispose of any of our assets in Pittsburgh on favorable terms, or at all, because the dispositions are subject to the negotiation and execution of definitive and binding purchase and sale agreements and would then be subject to the buyers’ completion of satisfactory due diligence and other customary closing conditions. There is no pre-determined timetable for our Pittsburgh market exit.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a fully integrated office real estate investment trust (“REIT”) that owns, develops, acquires, leases and manages properties primarily in the best business districts (BBDs) of Atlanta, Charlotte, Dallas, Nashville, Orlando, Pittsburgh, Raleigh, Richmond and Tampa. The Company conducts its activities through the Operating Partnership. The Operating Partnership is managed by the Company, its sole general partner. Additional information about us can be found on our website at www.highwoods.com. Information on our website is not part of this Quarterly Report.

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

Disclosure Regarding Forward-Looking Statements

Some of the information in this Quarterly Report may contain forward-looking statements. Such statements include, in particular, statements about our plans, strategies and prospects under this section. You can identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions or expectations will be achieved. When considering such forward-looking statements, you should keep in mind important factors that could cause our actual results to differ materially from those contained in any forward-looking statement, including the following:

•the closing of the planned acquisition of 650 South Tryon may not occur on the terms described in this report or at all;

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

•our assumptions regarding potential losses related to customer financial difficulties due to the COVID-19 pandemic or otherwise could prove incorrect;

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

Our operating results depend heavily on successfully leasing and operating the office space in our portfolio. Economic growth and office employment levels in our core markets are important factors, among others, in predicting our future operating results. Since March 2020, the COVID-19 pandemic has also had a significant impact on the U.S. economy. While all buildings and parking facilities have remained open for business, the usage of our assets has continued to remain lower than pre-pandemic levels. As a result, compared to pre-pandemic levels, parking and parking-related revenues have continued to be low, largely offsetting reduced operating expenses, net of expense recoveries. Although difficult to estimate, we currently expect usage will gradually increase throughout the remainder of 2022. Factors that could cause actual results to differ materially from our current expectations are set forth under “Disclosure Regarding Forward-Looking Statements.”

Revenues

The key components affecting our rental and other revenues are average occupancy, rental rates, cost recovery income, new developments placed in service, acquisitions and dispositions. Average occupancy generally increases during times of improving economic growth, as our ability to lease space outpaces vacancies that occur upon the expirations of existing leases. Average occupancy generally declines during times of slower or negative economic growth, when new vacancies tend to outpace our ability to lease space. Average occupancy could also be negatively impacted by potential changes in customer behavior, such as the continued social acceptance, desirability and perceived economic benefits of work-from-home arrangements, resulting from the COVID-19 pandemic, which could materially and negatively impact the future demand for office space, resulting in slower overall leasing. Asset acquisitions, dispositions and new developments placed in service also directly impact our rental revenues and could impact our average occupancy, depending upon the occupancy rate of the properties that are acquired, sold or placed in service. A further indicator of the predictability of future revenues is the expected lease expirations of our portfolio. As a result, in addition to seeking to increase our average occupancy by leasing current vacant space, we also concentrate our leasing efforts on renewing existing leases prior to expiration. For more information regarding our lease expirations, see “Properties - Lease Expirations” in our 2021 Annual Report on Form 10-K. Occupancy in our office portfolio decreased from 91.2% at December 31, 2021 to 90.6% at June 30, 2022. We expect average occupancy for our office portfolio to be approximately 90.0% to 91.0% for the remainder of 2022.

Whether or not our rental revenue tracks average occupancy proportionally depends upon whether GAAP rents under signed new and renewal leases are higher or lower than the GAAP rents under expiring leases. Annualized rental revenues from second generation leases expiring during any particular year are typically less than 15% of our total annual rental revenues. The following table sets forth information regarding second generation office leases signed during the second quarter of 2022 (we define second generation office leases as leases with new customers and renewals of existing customers in office space that has been previously occupied under our ownership and leases with respect to vacant space in acquired buildings):

	New	Renewal	All Office
Leased space (in rentable square feet)	242,552	439,971	682,523
Average term (in years - rentable square foot weighted)	6.1	4.9	5.3
Base rents (per rentable square foot) (1)	$32.85	$32.19	$32.43
Rent concessions (per rentable square foot) (1)	(1.65)	(1.08)	(1.28)
GAAP rents (per rentable square foot) (1)	$31.20	$31.11	$31.15
Tenant improvements (per rentable square foot) (1)	$5.59	$2.69	$3.72
Leasing commissions (per rentable square foot) (1)	$1.14	$0.76	$0.89
__________
(1)    Weighted average per rentable square foot on an annual basis over the lease term.

Annual combined GAAP rents for new and renewal leases signed in the second quarter were $31.15 per rentable square foot, 12.6% higher compared to previous leases in the same office spaces.

We strive to maintain a diverse, stable and creditworthy customer base. We have an internal guideline whereby customers that account for more than 3% of our annualized revenues are periodically reviewed with the Company’s Board of Directors. As of June 30, 2022, Bank of America (4.0%), Asurion (3.8%) and the Federal Government (3.1%) accounted for more than 3% of our annualized cash revenues.

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

Net Operating Income

Whether or not we record increasing net operating income (“NOI”) in our same property portfolio typically depends upon our ability to garner higher rental revenues, whether from higher average occupancy, higher GAAP rents per rentable square foot or higher cost recovery income, that exceed any corresponding growth in operating expenses. Same property NOI was $0.4 million, or 0.4%, lower in the second quarter of 2022 as compared to 2021 due to an increase of $3.7 million in same property expenses offset by an increase of $3.3 million in same property revenues. We expect same property revenues to approximate the increase in same property expenses from the anticipated gradual increase in usage of our assets. As a result, we expect same property NOI to be relatively consistent for the remainder of 2022 as compared to 2021. We expect same property revenues to be higher due to higher GAAP rents per rentable square foot and higher cost recovery and parking income.

In addition to the effect of same property NOI, whether or not NOI increases typically depends upon whether the NOI from our acquired properties and development properties placed in service exceeds the NOI from property dispositions. NOI was $12.2 million, or 9.4%, higher in the second quarter of 2022 as compared to 2021 primarily due to the acquisition of real estate assets from Preferred Apartment Communities, Inc. (“PAC”) in the third quarter of 2021 and development properties placed in service, partially offset by NOI lost from property dispositions and lower same property NOI. We expect NOI to be higher for the remainder of 2022 as compared to 2021 due to the acquisitions of real estate assets from PAC and development properties placed in service, partially offset by NOI lost from property dispositions.

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

Liquidity and Capital Resources

We continue to maintain a conservative and flexible balance sheet and believe we have ample liquidity to fund our operations and growth prospects. As of July 19, 2022, we had approximately $22.0 million of available cash and $130.0 million drawn on our $750.0 million revolving credit facility, which is scheduled to mature in March 2026, assuming we exercise our option to extend the maturity date for two additional six-month periods. At June 30, 2022, our leverage ratio, as measured by the ratio of our mortgages and notes payable and outstanding preferred stock to the undepreciated book value of our assets, was 39.3% and there were 107.7 million diluted shares of Common Stock outstanding.

Rental and other revenues are our principal source of funds to meet our short-term liquidity requirements. Other sources of funds for short-term liquidity needs include available working capital and borrowings under our revolving credit facility, which had $619.9 million of availability at July 19, 2022. Our short-term liquidity requirements primarily consist of operating expenses, interest and principal amortization on our debt, distributions and capital expenditures, including building improvement costs, tenant improvement costs and lease commissions. Building improvements are capital costs to maintain or enhance existing buildings not typically related to a specific customer. Tenant improvements are the costs required to customize space for the specific needs of customers. We anticipate that our available cash and cash equivalents and cash provided by operating activities and planned financing activities, including borrowings under our revolving credit facility, will be adequate to meet our short-term liquidity requirements. We use our revolving credit facility for working capital purposes and for the short-term funding of our development and acquisition activity and, in certain instances, the repayment of other debt. Continued ability to borrow under the revolving credit facility allows us to quickly capitalize on strategic opportunities at short-term interest rates.

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

•the issuance of equity securities by the Company or the Operating Partnership; and

•the disposition of non-core assets.

We have no debt scheduled to mature prior to 2026 other than our $250.0 million principal amount of unsecured notes that are scheduled to mature January 2023. We generally believe we will be able to satisfy these obligations with existing cash, borrowings under our revolving credit facility, new bank term loans, issuance of other unsecured debt, mortgage debt and/or proceeds from the sale of additional non-core assets.

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

On July 19, 2022, we announced a series of planned investment activities. First, we have entered the Dallas market through the formation of joint ventures with Granite Properties to develop the following Class AA assets:

Project	BBD	Own %	Rentable Square Feet
Granite Park Six	Frisco/Plano	50%	422,000
23Springs	Uptown	50%	642,000

The joint ventures were formed on July 12, 2022. In connection with the formation, we agreed to contribute our 50.0% share of the equity required to fund the development projects, $55.7 million of which was funded on the formation date. The joint ventures have obtained construction loans for both projects of $380.0 million in the aggregate. We plan to fund our entry into the Dallas market, including our share of the equity required to construct Granite Park Six and 23Springs, by exiting the Pittsburgh market. Our Pittsburgh assets, which consist of 2,155,000 square feet of office that was 92.9% occupied as of June 30, 2022, represent approximately 6% of our overall net operating income. We can provide no assurances, however, that we will dispose of any of our assets in Pittsburgh on favorable terms, or at all, because the dispositions are subject to the negotiation and execution of definitive and binding purchase and sale agreements and would then be subject to the buyers’ completion of satisfactory due diligence and other customary closing conditions. There is no pre-determined timetable for our Pittsburgh market exit.

Results of Operations

Three Months Ended June 30, 2022 and 2021

Rental and Other Revenues

Rental and other revenues were $18.3 million, or 9.9%, higher in the second quarter of 2022 as compared to 2021 primarily due to the acquisition of real estate assets from PAC, development properties placed in service and higher same property revenues, which increased rental and other revenues by $16.0 million, $7.6 million and $3.3 million, respectively. Same property rental and other revenues were higher primarily due to higher average GAAP rents per rentable square foot, higher average occupancy and higher cost recovery and parking income, partially offset by higher credit losses. These increases were partially offset by lost revenue of $8.9 million from property dispositions. We expect rental and other revenues to be higher for the remainder of 2022 as compared to 2021 for similar reasons.

Operating Expenses

Rental property and other expenses were $6.1 million, or 10.9%, higher in the second quarter of 2022 as compared to 2021 primarily due to the acquisition of real estate assets from PAC, higher same property operating expenses and development properties placed in service, which increased operating expenses by $4.3 million, $3.7 million and $1.2 million, respectively. Same property operating expenses were higher primarily due to higher contract services, utilities and repairs and maintenance. These increases were partially offset by a $3.0 million decrease in operating expenses from property dispositions. We expect rental property and other expenses to be higher for the remainder of 2022 as compared to 2021 for similar reasons.

Depreciation and amortization was $7.8 million, or 12.6%, higher in the second quarter of 2022 as compared to 2021 primarily due to the acquisition of real estate assets from PAC, development properties placed in service and higher same property lease related depreciation and amortization, partially offset by fully amortized acquisition-related intangible assets and property dispositions. We expect depreciation and amortization to be higher for the remainder of 2022 as compared to 2021 for similar reasons.

Because we classified all of our assets in Pittsburgh as non-core, we recorded an impairment charge of $35.0 million in the second quarter of 2022 to lower the carrying amount of EQT Plaza to its estimated fair value less costs to sell. EQT Plaza is a 616,000 square foot office building located in the heart of Pittsburgh’s CBD. EQT Corporation’s lease of 317,000 square feet at EQT Plaza is scheduled to expire in September 2024. There are no assurances that EQT Corporation will renew all or any of its space upon expiration of its current lease. We recorded no such impairment in 2021.

General and administrative expenses were $0.5 million, or 5.1%, lower in the second quarter of 2022 as compared to 2021 primarily due to lower long-term equity incentive compensation, partially offset by higher salaries, benefits and office rent. We expect general and administrative expenses to be lower for the remainder of 2022 as compared to 2021 for similar reasons.

Interest Expense

Interest expense was $6.0 million, or 31.7%, higher in the second quarter of 2022 as compared to 2021 primarily due to higher average debt balances, higher average interest rates and lower capitalized interest. We expect interest expense to be higher for the remainder of 2022 as compared to 2021 for similar reasons.

Other Income

Other income was $0.2 million lower in the second quarter of 2022 as compared to 2021 primarily due to losses on deferred compensation plan investments (which is fully offset by a corresponding decrease in general and administrative expenses).

Gains on Disposition of Property

Gains on disposition of property were $27.2 million higher in the second quarter of 2022 as compared to 2021.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $0.1 million lower in the second quarter of 2022 as compared to 2021 primarily due to higher property taxes.

Earnings Per Common Share - Diluted

Diluted earnings per common share was $0.09 lower in the second quarter of 2022 as compared to 2021 due to a decrease in net income for the reasons discussed above.

Six Months Ended June 30, 2022 and 2021

Rental and Other Revenues

Rental and other revenues were $40.9 million, or 11.1%, higher in the first six months of 2022 as compared to 2021 primarily due to the acquisition of real estate assets from PAC, development properties placed in service and higher same property revenues, which increased rental and other revenues by $32.6 million, $16.3 million and $9.0 million, respectively. Same property rental and other revenues were higher primarily due to higher average GAAP rents per rentable square foot, higher average occupancy and higher cost recovery and parking income, partially offset by higher credit losses. These increases were partially offset by lost revenue of $17.3 million from property dispositions.

Operating Expenses

Rental property and other expenses were $11.4 million, or 10.1%, higher in the first six months of 2022 as compared to 2021 primarily due to the acquisition of real estate assets from PAC, higher same property operating expenses and development properties placed in service, which increased operating expenses by $8.6 million, $6.0 million and $2.5 million, respectively. Same property operating expenses were higher primarily due to higher contract services, utilities and repairs and maintenance. These increases were partially offset by a $6.0 million decrease in operating expenses from property dispositions.

Depreciation and amortization was $16.5 million, or 13.5%, higher in the first six months of 2022 as compared to 2021 primarily due to the acquisition of real estate assets from PAC, development properties placed in service and higher same property lease related depreciation and amortization, partially offset by fully amortized acquisition-related intangible assets and property dispositions.

Because we classified all of our assets in Pittsburgh as non-core, we recorded an impairment charge of $35.0 million in the first six months of 2022 to lower the carrying amount of EQT Plaza to its estimated fair value less costs to sell. EQT Plaza is a 616,000 square foot office building located in the heart of Pittsburgh’s CBD. EQT Corporation’s lease of 317,000 square feet at EQT Plaza is scheduled to expire in September 2024. There are no assurances that EQT Corporation will renew all or any of its space upon expiration of its current lease. We recorded no such impairment in 2021.

General and administrative expenses were $3.1 million, or 15.4%, higher in the first six months of 2022 as compared to 2021 primarily due to higher long-term equity incentive compensation, salaries, benefits and office rent.

Interest Expense

Interest expense was $10.7 million, or 27.5%, higher in the first six months of 2022 as compared to 2021 primarily due to higher average debt balances and lower capitalized interest.

Other Income

Other income was $0.2 million lower in the first six months of 2022 as compared to 2021 primarily due to losses on deferred compensation plan investments (which is fully offset by a corresponding decrease in general and administrative expenses), partially offset by losses on debt extinguishment in 2021.

Gains on Disposition of Property

Gains on disposition of property were $12.3 million higher in the first six months of 2022 as compared to 2021.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $0.4 million lower in the first six months of 2022 as compared to 2021 primarily due to the acquisition of our joint venture partner’s 75.0% interest in our Highwoods DLF Forum, LLC joint venture (the “Forum”) in the first quarter of 2021.

Earnings Per Common Share - Diluted

Diluted earnings per common share was $0.23 lower in the first six months of 2022 as compared to 2021 due to a decrease in net income for the reasons discussed above.

Liquidity and Capital Resources

Statements of Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in the Company’s cash flows (in thousands):

	Six Months Ended June 30,
	2022	2021	Change
Net Cash Provided By Operating Activities	$201,898	$197,415	$4,483
Net Cash Used In Investing Activities	(69,869)	(228,417)	158,548
Net Cash Used In Financing Activities	(91,559)	(99,809)	8,250
Total Cash Flows	$40,470	$(130,811)	$171,281

The change in net cash provided by operating activities in the first six months of 2022 as compared to 2021 was primarily due to higher net cash from the operations of acquired real estate assets from PAC, same properties and development properties placed in service, partially offset by property dispositions and changes in operating assets and liabilities. We expect net cash related to operating activities to be higher for the remainder of 2022 as compared to 2021 due to higher net cash from the operations of acquired real estate assets from PAC and development properties placed in service, partially offset by property dispositions.

The change in net cash used in investing activities in the first six months of 2022 as compared to 2021 was primarily due to the acquisition of our joint venture partner’s 75.0% interest in the Forum in 2021, greater net proceeds from disposition activity in 2022, higher payments of earnest money deposits in 2021 and higher investments in development in-process in 2021, partially offset by acquisition activity in 2022, higher investments in tenant improvements in 2022 and our investment in the 2827 Peachtree joint venture in 2022. We expect uses of cash for investing activities for the remainder of 2022 to be primarily driven by our planned acquisition of 650 South Tryon at Legacy Union in Charlotte for a total investment of $203.0 million, which is scheduled to close in August 2022, the funding of our 50% interest in our newly formed joint ventures with Granite Properties and whether or not we acquire and commence development of additional office buildings in the BBDs of our markets. We expect these uses of cash for investing activities will be partially offset by proceeds from property dispositions for the remainder of 2022.

The change in net cash used in financing activities in the first six months of 2022 as compared to 2021 was primarily due to net debt borrowings in 2022. Assuming the net effect of our acquisition, disposition and development activity in 2022 results in an increase to our assets, we would expect outstanding debt and/or Common Stock balances to increase.

Capitalization

The following table sets forth the Company’s capitalization (in thousands, except per share amounts):

	June 30, 2022	December 31, 2021
Mortgages and notes payable, net, at recorded book value	$2,804,314	$2,788,915
Preferred Stock, at liquidation value	$28,821	$28,821
Common Stock outstanding	105,185	104,893
Common Units outstanding (not owned by the Company)	2,474	2,505
Per share stock price at period end	$34.19	$44.59
Market value of Common Stock and Common Units	$3,680,861	$4,788,877
Total capitalization	$6,513,996	$7,606,613

At June 30, 2022, our mortgages and notes payable and outstanding preferred stock represented 43.5% of our total capitalization and 39.3% of the undepreciated book value of our assets. See also “Executive Summary - Liquidity and Capital Resources.”

Our mortgages and notes payable as of June 30, 2022 consisted of $488.0 million of secured indebtedness with a weighted average interest rate of 3.63% and $2,332.9 million of unsecured indebtedness with a weighted average interest rate of 3.47%. The secured indebtedness was collateralized by real estate assets with an undepreciated book value of $732.3 million. As of June 30, 2022, $290.0 million of our debt does not bear interest at fixed rates or is not protected by interest rate hedge contracts.

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

During the second quarter of 2022, we acquired land in Charlotte for an aggregate purchase price, including capitalized acquisition costs, of $27.0 million.

During the second quarter of 2022, we also agreed to acquire 650 South Tryon at Legacy Union in Charlotte’s Uptown CBD submarket for a total investment of $203.0 million, including $3.9 million of anticipated leasing capital expenditures to bring the property to stabilization. 650 South Tryon, which delivered in late 2020 and is currently 79% leased, is a trophy, LEED gold-certified office building encompassing 367,000 square feet. 650 South Tryon is immediately adjacent and connected to Company-owned Bank of America Tower at Legacy Union, a trophy, LEED gold-certified office building encompassing 841,000 square feet that delivered in 2019. The acquisition of 650 South Tryon is scheduled to close in August 2022. We have posted earnest money deposits totaling $37.5 million that are non-refundable except in limited circumstances.

During the second quarter of 2022, we sold office buildings and land in Atlanta, Greensboro and Tampa for an aggregate sale price of $100.7 million (before closing credits to buyers of $1.1 million) and recorded aggregate gains on disposition of property of $50.0 million.

As of June 30, 2022, we were developing 1.4 million rentable square feet of office properties, which includes the 1.1 million rentable square feet for the development projects in our newly formed joint ventures with Granite Properties. The following table summarizes these announced and in-process office developments:

Property	Market	Own %	Consolidated (Y/N)	Rentable Square Feet	Anticipated Total Investment (1)	Investment As Of June 30, 2022 (1)	Pre Leased %	Estimated Completion	Estimated Stabilization
					($ in thousands)
23Springs (2)	Dallas	50.0%	N	642,000	$460,000	$—	17.1%	1Q 25	1Q 28
Granite Park Six (2)	Dallas	50.0%	N	422,000	200,000	—	12.4	4Q 23	1Q 26
GlenLake III Office & Retail (3)	Raleigh	100.0%	Y	218,250	94,600	19,531	14.6	3Q 23	1Q 26
2827 Peachtree	Atlanta	50.0%	N	135,300	79,000	28,151	72.0	3Q 23	1Q 25
				1,417,550	$833,600	$47,682	20.6%
__________
(1)Includes deferred lease commissions which are classified in deferred leasing costs on our Consolidated Balance Sheet.
(2)Investment includes capitalized interest only on the construction loan portion of the project.
(3)Retail portion recorded on our Consolidated Balance Sheet as land held for development, not development in-process.

Financing Activity

During 2020, we entered into separate equity distribution agreements with each of Wells Fargo Securities, LLC, BofA Securities, Inc., BTIG, LLC, Capital One Securities, Inc., Fifth Third Securities, Inc., Jefferies LLC, J.P. Morgan Securities LLC, Regions Securities LLC and SunTrust Robinson Humphrey, Inc. Under the terms of the equity distribution agreements, the Company may offer and sell up to $300.0 million in aggregate gross sales price of shares of Common Stock from time to time through such firms, acting as agents of the Company or as principals. Sales of the shares, if any, may be made by means of ordinary brokers’ transactions on the New York Stock Exchange (“NYSE”) or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices or as otherwise agreed with any of such firms (which may include block trades). There were no shares of Common Stock issued under these agreements during the second quarter of 2022.

Our $750.0 million unsecured revolving credit facility is scheduled to mature in March 2025 and includes an accordion feature that allows for an additional $400.0 million of borrowing capacity subject to additional lender commitments. Assuming no defaults have occurred, we have an option to extend the maturity for two additional six-month periods. During the second quarter of 2022, in connection with the modification of our $200.0 million term loan as discussed below, the interest rate on our revolving credit facility was converted from LIBOR plus 90 basis points to SOFR plus a related spread adjustment of 10 basis points and a borrowing spread of 85 basis points, based on current credit ratings. The annual facility fee is 20 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody’s Investors Service or Standard & Poor’s Ratings Services. We may be entitled to a temporary reduction in the interest rate of one basis point provided we meet certain sustainability goals with respect to the ongoing reduction of greenhouse gas emissions. There was $90.0 million and $130.0 million outstanding under our revolving credit facility at June 30, 2022 and July 19, 2022, respectively. At both June 30, 2022 and July 19, 2022, we had $0.1 million of outstanding letters of credit which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at June 30, 2022 and July 19, 2022 was $659.9 million and $619.9 million, respectively.

During the second quarter of 2022, we modified our $200.0 million unsecured bank term loan to extend the maturity date from November 2022 to May 2026. As part of this modification, we also obtained a $150.0 million delayed-draw term loan, which must be drawn in its entirety by August 2022, that is scheduled to mature in May 2027. The interest rate, based on current credit ratings, is SOFR plus a related spread adjustment of 10 basis points and a borrowing spread of 95 basis points. The interest rate is based on the higher of the publicly announced ratings from Moody’s Investors Service or Standard & Poor’s Ratings Services. We may be entitled to a temporary reduction in the interest rate of one basis point provided we meet certain sustainability goals with respect to the ongoing reduction of greenhouse gas emissions. We incurred $2.7 million of debt issuance costs, which are being amortized along with certain existing unamortized debt issuance costs over the remaining term of our modified term loan.

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

We may not be able to repay, refinance or extend any or all of our debt at maturity or upon any acceleration. If we refinance any debt at higher interest rates, the increased interest expense could adversely affect our cash flow and ability to pay distributions. We may also be subject to tighter financial ratios and other covenants that restrict our ability to take actions that could otherwise be in our best interest, such as funding new development activity, making opportunistic acquisitions, repurchasing our securities or paying distributions.

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

During the second quarter of 2022, the Company declared and paid a cash dividend of $0.50 per share of Common Stock.

Current and Future Cash Needs

We anticipate that our available cash and cash equivalents, cash flows from operating activities and other available financing sources, including the issuance of debt securities by the Operating Partnership, the issuance of secured debt, bank term loans, borrowings under our revolving credit facility, the issuance of equity securities by the Company or the Operating Partnership and the disposition of non-core assets, will be adequate to meet our short-term liquidity requirements, including the $250.0 million principal amount of unsecured notes that are scheduled to mature in January 2023. We generally believe existing cash and rental and other revenues will continue to be sufficient to fund operating and general and administrative expenses, interest expense, our existing quarterly dividend and existing portfolio capital expenditures, including building improvement costs, tenant improvement costs and lease commissions.

We had $25.0 million of cash and cash equivalents as of June 30, 2022. The unused capacity of our revolving credit facility at June 30, 2022 and July 19, 2022 was $659.9 million and $619.9 million, respectively, excluding an accordion feature that allows for an additional $400.0 million of borrowing capacity subject to additional lender commitments.

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

See also “Executive Summary - Liquidity and Capital Resources.”

Critical Accounting Estimates

There were no changes made by management to the critical accounting policies in the six months ended June 30, 2022. For a description of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our 2021 Annual Report on Form 10-K.

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

The following table sets forth the Company’s FFO, FFO available for common stockholders and FFO available for common stockholders per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Funds from operations:
Net income	$52,602	$61,844	$94,705	$118,699
Net (income) attributable to noncontrolling interests in consolidated affiliates	(266)	(294)	(523)	(575)
Depreciation and amortization of real estate assets	69,047	61,293	138,039	121,521
Impairments of depreciable properties	35,000	—	35,000	—
(Gains) on disposition of depreciable properties	(47,807)	(22,862)	(47,807)	(41,799)
Unconsolidated affiliates:
Depreciation and amortization of real estate assets	184	181	367	399
Funds from operations	108,760	100,162	219,781	198,245
Dividends on Preferred Stock	(622)	(621)	(1,243)	(1,243)
Funds from operations available for common stockholders	$108,138	$99,541	$218,538	$197,002
Funds from operations available for common stockholders per share	$1.00	$0.93	$2.03	$1.84
Weighted average shares outstanding (1)	107,654	106,964	107,554	106,887
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

As of June 30, 2022, our same property portfolio consisted of 148 in-service properties encompassing 24.4 million rentable square feet that were wholly owned during the entirety of the periods presented (from January 1, 2021 to June 30, 2022). As of December 31, 2021, our same property portfolio consisted of 148 in-service properties encompassing 24.2 million rentable square feet that were wholly owned during the entirety of the periods presented (from January 1, 2020 to December 31, 2021). The change in our same property portfolio was due to the addition of five acquired properties encompassing 0.6 million rentable square feet. These additions were offset by the removal of five properties encompassing 0.4 million rentable square feet that were sold during 2022.

Rental and other revenues related to properties not in our same property portfolio were $29.0 million and $14.0 million for the three months ended June 30, 2022 and 2021, respectively, and $59.2 million and $28.3 million for the six months ended June 30, 2022 and 2021, respectively. Rental property and other expenses related to properties not in our same property portfolio were $7.0 million and $4.5 million for the three months ended June 30, 2022 and 2021, respectively, and $14.4 million and $9.2 million for the six months ended June 30, 2022 and 2021, respectively.

The following table sets forth the Company’s NOI, same property NOI and same property cash NOI (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$52,602	$61,844	$94,705	$118,699
Equity in earnings of unconsolidated affiliates	(326)	(431)	(626)	(1,068)
Gains on disposition of property	(50,044)	(22,862)	(54,144)	(41,799)
Other income	(120)	(332)	(483)	(644)
Interest expense	25,027	19,001	49,420	38,769
General and administrative expenses	9,591	10,107	23,147	20,059
Impairments of real estate assets	35,000	—	35,000	—
Depreciation and amortization	69,742	61,949	139,409	122,876
Net operating income	141,472	129,276	286,428	256,892
Non same property and other net operating income	(22,074)	(9,445)	(44,881)	(18,368)
Same property net operating income	$119,398	$119,831	$241,547	$238,524

Same property net operating income	$119,398	$119,831	$241,547	$238,524
Lease termination fees, straight-line rent and other non-cash adjustments (1)	(2,780)	(3,588)	(6,551)	(7,482)
Same property cash net operating income	$116,618	$116,243	$234,996	$231,042
__________
(1)    Includes $0.1 million and $0.9 million of repayments of temporary rent deferrals, net of additional temporary rent deferrals granted by the Company, during the three months ended June 30, 2022 and 2021, respectively, and $0.2 million and $2.1 million of repayments of temporary rent deferrals, net of additional temporary rent deferrals granted by the Company, during the six months ended June 30, 2022 and 2021, respectively.

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

At June 30, 2022, we had $2,530.9 million principal amount of fixed rate debt outstanding, a $3.2 million decrease as compared to December 31, 2021, excluding debt with a variable rate that is effectively fixed by related interest rate hedge contracts. The estimated aggregate fair market value of this debt was $2,314.0 million. If interest rates had been 100 basis points higher, the aggregate fair market value of our fixed rate debt would have been $126.9 million lower. If interest rates had been 100 basis points lower, the aggregate fair market value of our fixed rate debt would have been $136.8 million higher.

At June 30, 2022, we had $290.0 million of variable rate debt outstanding, a $70.0 million increase as compared to December 31, 2021, not protected by interest rate hedge contracts. If the weighted average interest rate on this variable rate debt had been 100 basis points higher or lower, the annual interest expense at June 30, 2022 would increase or decrease by $2.9 million.

ITEM 4. CONTROLS AND PROCEDURES

SEC rules require us to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our annual and periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow for timely decisions regarding required disclosure. The Company’s CEO and CFO have concluded that the disclosure controls and procedures of the Company and the Operating Partnership were each effective as of June 30, 2022.

SEC rules also require us to establish and maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in internal control over financial reporting during the three months ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were also no changes in internal control over financial reporting during the three months ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second quarter of 2022, the Company issued an aggregate of 30,909 shares of Common Stock to holders of Common Units in the Operating Partnership upon the redemption of a like number of Common Units in private offerings exempt from the registration requirements pursuant to Section 4(2) of the Securities Act. Each of the holders of Common Units was an accredited investor under Rule 501 of the Securities Act. The resale of such shares was registered by the Company under the Securities Act.

The following table sets forth information related to shares of Common Stock surrendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock during the second quarter of 2022:

	Total Number of Shares Purchased	Weighted Average Price Paid per Share
April 1 to April 30	—	$—
May 1 to May 31	—	—
June 1 to June 30	343	34.03
Total	343	$34.03

ITEM 6. EXHIBITS

Exhibit Number	Description
10
First Amendment to Sixth Amended and Restated Credit Agreement, dated as of May 24, 2022, by and among the Company, the Operating Partnership, Bank of America, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Co-Syndication Agent, PNC Bank, National Association, as Co-Syndication Agent, and the Other Lenders named therein (filed as part of the Company’s Current Report on Form 8-K dated as of May 24, 2022)

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

Date: July 26, 2022