Form 10-Q
period 2022-09-30
HIGHWOODS PROPERTIES, INC.; HIGHWOODS REALTY LTD PARTNERSHIP
filed 2022-10-25
CIK 921082, 941713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 2022
or

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

150 Fayetteville Street, Suite 1400
Raleigh, NC 27601
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

The Company had 105,197,658 shares of Common Stock outstanding as of October 18, 2022.

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

Certain information contained herein is presented as of October 18, 2022, the latest practicable date for financial information prior to the filing of this Quarterly Report.

This report combines the Quarterly Reports on Form 10-Q for the period ended September 30, 2022 of the Company and the Operating Partnership. We believe combining the quarterly reports into this single report results in the following benefits:

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

•Consolidated Financial Statements;

•Note 13 to Consolidated Financial Statements - Earnings Per Share and Per Unit;

•Item 4 - Controls and Procedures; and

•Item 6 - Certifications of CEO and CFO Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2022

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HIGHWOODS PROPERTIES, INC.
Consolidated Balance Sheets
(Unaudited and in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
Assets:
Real estate assets, at cost:
Land	$548,720	$549,228
Buildings and tenant improvements	5,867,137	5,718,169
Development in-process	29,774	6,890
Land held for development	231,911	215,257
	6,677,542	6,489,544
Less-accumulated depreciation	(1,562,374)	(1,457,511)
Net real estate assets	5,115,168	5,032,033
Real estate and other assets, net, held for sale	—	3,518
Cash and cash equivalents	23,055	23,152
Restricted cash	6,038	8,046
Accounts receivable	24,589	14,002
Mortgages and notes receivable	1,103	1,227
Accrued straight-line rents receivable	284,515	268,324
Investments in and advances to unconsolidated affiliates	88,974	7,383
Deferred leasing costs, net of accumulated amortization of $157,205 and $143,111, respectively	255,831	258,902
Prepaid expenses and other assets, net of accumulated depreciation of $20,753 and $21,408, respectively	71,278	78,551
Total Assets	$5,870,551	$5,695,138
Liabilities, Noncontrolling Interests in the Operating Partnership and Equity:
Mortgages and notes payable, net	$2,973,369	$2,788,915
Accounts payable, accrued expenses and other liabilities	307,294	294,976
Total Liabilities	3,280,663	3,083,891
Commitments and contingencies
Noncontrolling interests in the Operating Partnership	64,219	111,689
Equity:
Preferred Stock, $.01 par value, 50,000,000 authorized shares;
8.625% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 28,821 shares issued and outstanding	28,821	28,821
Common Stock, $.01 par value, 200,000,000 authorized shares;
105,197,658 and 104,892,780 shares issued and outstanding, respectively	1,052	1,049
Additional paid-in capital	3,083,229	3,027,861
Distributions in excess of net income available for common stockholders	(608,181)	(579,616)
Accumulated other comprehensive loss	(1,137)	(973)
Total Stockholders’ Equity	2,503,784	2,477,142
Noncontrolling interests in consolidated affiliates	21,885	22,416
Total Equity	2,525,669	2,499,558
Total Liabilities, Noncontrolling Interests in the Operating Partnership and Equity	$5,870,551	$5,695,138

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Income
(Unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Rental and other revenues	$206,997	$195,495	$617,216	$564,802
Operating expenses:
Rental property and other expenses	66,334	60,567	190,125	172,982
Depreciation and amortization	73,057	66,547	212,466	189,423
Impairments of real estate assets	1,515	—	36,515	—
General and administrative	9,586	10,350	32,733	30,409
Total operating expenses	150,492	137,464	471,839	392,814
Interest expense	26,392	21,986	75,812	60,755
Other income	138	424	621	1,068
Gains on disposition of property	9,402	38,572	63,546	80,371
Equity in earnings of unconsolidated affiliates	457	546	1,083	1,614
Net income	40,110	75,587	134,815	194,286
Net (income) attributable to noncontrolling interests in the Operating Partnership	(881)	(1,967)	(3,049)	(5,084)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(357)	(894)	(880)	(1,469)
Dividends on Preferred Stock	(621)	(621)	(1,864)	(1,864)
Net income available for common stockholders	$38,251	$72,105	$129,022	$185,869
Earnings per Common Share – basic:
Net income available for common stockholders	$0.36	$0.69	$1.23	$1.79
Weighted average Common Shares outstanding – basic	105,184	104,277	105,094	104,117
Earnings per Common Share – diluted:
Net income available for common stockholders	$0.36	$0.69	$1.23	$1.79
Weighted average Common Shares outstanding – diluted	107,601	107,139	107,570	106,972

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Comprehensive income:
Net income	$40,110	$75,587	$134,815	$194,286
Other comprehensive income/(loss):
Unrealized losses on cash flow hedges	—	(6)	—	(17)
Amortization of cash flow hedges	(75)	129	(164)	377
Total other comprehensive income/(loss)	(75)	123	(164)	360
Total comprehensive income	40,035	75,710	134,651	194,646
Less-comprehensive (income) attributable to noncontrolling interests	(1,238)	(2,861)	(3,929)	(6,553)
Comprehensive income attributable to common stockholders	$38,797	$72,849	$130,722	$188,093

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Equity
(Unaudited and in thousands, except share amounts)

	Three Months Ended September 30, 2022
	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at June 30, 2022	105,184,854	$1,052	$28,821	$3,065,208	$(1,062)	$21,528	$(593,846)	$2,521,701
Issuances of Common Stock, net of issuance costs and tax withholdings	13,583	—	—	362	—	—	—	362
Dividends on Common Stock ($0.50 per share)		—	—	—	—	—	(52,586)	(52,586)
Dividends on Preferred Stock ($21.5625 per share)		—	—	—	—	—	(621)	(621)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	16,952	—	—	—	16,952
Share-based compensation expense, net of forfeitures	(779)	—	—	707	—	—	—	707
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(881)	(881)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	357	(357)	—
Comprehensive income:
Net income		—	—	—	—	—	40,110	40,110
Other comprehensive loss		—	—	—	(75)	—	—	(75)
Total comprehensive income								40,035
Balance at September 30, 2022	105,197,658	$1,052	$28,821	$3,083,229	$(1,137)	$21,885	$(608,181)	$2,525,669

	Nine Months Ended September 30, 2022
	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2021	104,892,780	$1,049	$28,821	$3,027,861	$(973)	$22,416	$(579,616)	$2,499,558
Issuances of Common Stock, net of issuance costs and tax withholdings	92,941	1	—	4,796	—	—	—	4,797
Conversions of Common Units to Common Stock	30,909			1,251				1,251
Dividends on Common Stock ($1.50 per share)		—	—	—	—	—	(157,587)	(157,587)
Dividends on Preferred Stock ($64.6875 per share)		—	—	—	—	—	(1,864)	(1,864)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	42,480	—	—	—	42,480
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(1,411)	—	(1,411)
Issuances of restricted stock	181,807	—	—	—	—	—	—	—
Share-based compensation expense, net of forfeitures	(779)	2	—	6,841	—	—	—	6,843
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(3,049)	(3,049)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	880	(880)	—
Comprehensive income:
Net income		—	—	—	—	—	134,815	134,815
Other comprehensive loss		—	—	—	(164)	—	—	(164)
Total comprehensive income								134,651
Balance at September 30, 2022	105,197,658	$1,052	$28,821	$3,083,229	$(1,137)	$21,885	$(608,181)	$2,525,669

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Equity - Continued
(Unaudited and in thousands, except share amounts)

	Three Months Ended September 30, 2021
	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at June 30, 2021	104,209,513	$1,042	$28,821	$2,989,405	$(1,225)	$21,839	$(672,239)	$2,367,643
Issuances of Common Stock, net of issuance costs and tax withholdings	168,311	2	—	7,506	—	—	—	7,508
Conversions of Common Units to Common Stock	5,238	—	—	234	—	—	—	234
Dividends on Common Stock ($0.50 per share)		—	—	—	—	—	(52,120)	(52,120)
Dividends on Preferred Stock ($21.5625 per share)		—	—	—	—	—	(621)	(621)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	4,262	—	—	—	4,262
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(560)	—	(560)
Share-based compensation expense, net of forfeitures	—	—	—	1,896	—	—	—	1,896
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(1,967)	(1,967)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	894	(894)	—
Comprehensive income:
Net income		—	—	—	—	—	75,587	75,587
Other comprehensive income		—	—	—	123	—	—	123
Total comprehensive income								75,710
Balance at September 30, 2021	104,383,062	$1,044	$28,821	$3,003,303	$(1,102)	$22,173	$(652,254)	$2,401,985

	Nine Months Ended September 30, 2021
	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2020	103,921,546	$1,039	$28,826	$2,993,946	$(1,462)	$22,046	$(686,225)	$2,358,170
Issuances of Common Stock, net of issuance costs and tax withholdings	277,441	3	—	13,402	—	—	—	13,405
Conversions of Common Units to Common Stock	6,238	—	—	278	—	—	—	278
Dividends on Common Stock ($1.46 per share)		—	—	—	—	—	(151,898)	(151,898)
Dividends on Preferred Stock ($64.6875 per share)		—	—	—	—	—	(1,864)	(1,864)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	(11,072)	—	—	—	(11,072)
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(1,342)	—	(1,342)
Issuances of restricted stock	184,584	—	—	—	—	—	—	—
Redemptions/repurchases of Preferred Stock		—	(5)	—	—	—	—	(5)
Share-based compensation expense, net of forfeitures	(6,747)	2	—	6,749	—	—	—	6,751
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(5,084)	(5,084)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	1,469	(1,469)	—
Comprehensive income:
Net income		—	—	—	—	—	194,286	194,286
Other comprehensive income		—	—	—	360	—	—	360
Total comprehensive income								194,646
Balance at September 30, 2021	104,383,062	$1,044	$28,821	$3,003,303	$(1,102)	$22,173	$(652,254)	$2,401,985

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities:
Net income	$134,815	$194,286
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	212,466	189,423
Amortization of lease incentives and acquisition-related intangible assets and liabilities	(342)	(1,770)
Share-based compensation expense	6,843	6,751
Net credit losses/(reversals) on operating lease receivables	3,167	(60)
Accrued interest on mortgages and notes receivable	(67)	(79)
Amortization of debt issuance costs	3,096	2,963
Amortization of cash flow hedges	(164)	377
Amortization of mortgages and notes payable fair value adjustments	(60)	882
Impairments of real estate assets	36,515	—
Losses on debt extinguishment	—	134
Net gains on disposition of property	(63,546)	(80,371)
Equity in earnings of unconsolidated affiliates	(1,083)	(1,614)
Distributions of earnings from unconsolidated affiliates	606	1,410
Changes in operating assets and liabilities:
Accounts receivable	(11,454)	5,753
Prepaid expenses and other assets	(2,150)	(1,210)
Accrued straight-line rents receivable	(20,558)	(13,734)
Accounts payable, accrued expenses and other liabilities	21,795	6,077
Net cash provided by operating activities	319,879	309,218
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	(224,934)	(270,160)
Investments in development in-process	(26,220)	(65,333)
Investments in tenant improvements and deferred leasing costs	(90,910)	(68,197)
Investments in building improvements	(45,289)	(34,452)
Investment in acquired controlling interest in unconsolidated affiliate	—	(127,339)
Net proceeds from disposition of real estate assets	130,038	187,964
Investments in mortgages and notes receivable	(24)	(56)
Repayments of mortgages and notes receivable	215	229
Investments in and advances to unconsolidated affiliates	(81,693)	—
Payments of earnest money deposits	(3,000)	—
Changes in other investing activities	224	4,119
Net cash used in investing activities	(341,593)	(373,225)
Financing activities:
Dividends on Common Stock	(157,587)	(151,898)
Redemptions/repurchases of Preferred Stock	—	(5)
Redemptions of Common Units	(3,101)	—
Dividends on Preferred Stock	(1,864)	(1,864)
Distributions to noncontrolling interests in the Operating Partnership	(3,687)	(4,144)
Distributions to noncontrolling interests in consolidated affiliates	(1,411)	(1,342)
Proceeds from the issuance of Common Stock	7,200	15,453
Costs paid for the issuance of Common Stock	(247)	(355)
Repurchase of shares related to tax withholdings	(2,156)	(1,693)
Borrowings on revolving credit facility	275,000	310,000
Repayments of revolving credit facility	(235,000)	(175,000)
Borrowings on mortgages and notes payable	350,000	200,000
Repayments of mortgages and notes payable	(204,807)	(264,212)
Changes in debt issuance costs and other financing activities	(2,731)	(9,279)
Net cash provided by/(used in) financing activities	19,609	(84,339)
Net decrease in cash and cash equivalents and restricted cash	$(2,105)	$(148,346)

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows – Continued
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2022	2021
Net decrease in cash and cash equivalents and restricted cash	$(2,105)	$(148,346)
Cash and cash equivalents and restricted cash at beginning of the period	31,198	189,244
Cash and cash equivalents and restricted cash at end of the period	$29,093	$40,898

Reconciliation of cash and cash equivalents and restricted cash:

	Nine Months Ended September 30,
	2022	2021
Cash and cash equivalents at end of the period	$23,055	$27,871
Restricted cash at end of the period	6,038	13,027
Cash and cash equivalents and restricted cash at end of the period	$29,093	$40,898

Supplemental disclosure of cash flow information:

	Nine Months Ended September 30,
	2022	2021
Cash paid for interest, net of amounts capitalized	$82,908	$66,457

Supplemental disclosure of non-cash investing and financing activities:

	Nine Months Ended September 30,
	2022	2021
Unrealized losses on cash flow hedges	$—	$(17)
Conversions of Common Units to Common Stock	1,251	278
Changes in accrued capital expenditures (1)	(10,180)	(20,150)
Write-off of fully depreciated real estate assets	42,817	52,158
Write-off of fully amortized leasing costs	22,739	37,045
Write-off of fully amortized debt issuance costs	1,216	4,158
Adjustment of noncontrolling interests in the Operating Partnership to fair value	(42,480)	11,072
Assumption of mortgages and notes payable related to acquisition activities	—	403,000
Initial recognition of lease liabilities related to right of use assets	—	5,310
Future consideration in connection with the acquisition of land	—	16,000
__________

(1)Accrued capital expenditures included in accounts payable, accrued expenses and other liabilities at September 30, 2022 and 2021 were $44.4 million and $45.8 million, respectively.

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Balance Sheets
(Unaudited and in thousands, except unit and per unit data)

	September 30, 2022	December 31, 2021
Assets:
Real estate assets, at cost:
Land	$548,720	$549,228
Buildings and tenant improvements	5,867,137	5,718,169
Development in-process	29,774	6,890
Land held for development	231,911	215,257
	6,677,542	6,489,544
Less-accumulated depreciation	(1,562,374)	(1,457,511)
Net real estate assets	5,115,168	5,032,033
Real estate and other assets, net, held for sale	—	3,518
Cash and cash equivalents	23,055	23,152
Restricted cash	6,038	8,046
Accounts receivable	24,589	14,002
Mortgages and notes receivable	1,103	1,227
Accrued straight-line rents receivable	284,515	268,324
Investments in and advances to unconsolidated affiliates	88,974	7,383
Deferred leasing costs, net of accumulated amortization of $157,205 and $143,111, respectively	255,831	258,902
Prepaid expenses and other assets, net of accumulated depreciation of $20,753 and $21,408, respectively	71,278	78,551
Total Assets	$5,870,551	$5,695,138
Liabilities, Redeemable Operating Partnership Units and Capital:
Mortgages and notes payable, net	$2,973,369	$2,788,915
Accounts payable, accrued expenses and other liabilities	307,294	294,976
Total Liabilities	3,280,663	3,083,891
Commitments and contingencies
Redeemable Operating Partnership Units:
Common Units, 2,382,009 and 2,504,805 outstanding, respectively	64,219	111,689
Series A Preferred Units (liquidation preference $1,000 per unit), 28,821 units issued and outstanding	28,821	28,821
Total Redeemable Operating Partnership Units	93,040	140,510
Capital:
Common Units:
General partner Common Units, 1,071,709 and 1,069,888 outstanding, respectively	24,759	24,492
Limited partner Common Units, 103,717,140 and 103,414,083 outstanding, respectively	2,451,341	2,424,802
Accumulated other comprehensive loss	(1,137)	(973)
Noncontrolling interests in consolidated affiliates	21,885	22,416
Total Capital	2,496,848	2,470,737
Total Liabilities, Redeemable Operating Partnership Units and Capital	$5,870,551	$5,695,138

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Income
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Rental and other revenues	$206,997	$195,495	$617,216	$564,802
Operating expenses:
Rental property and other expenses	66,334	60,567	190,125	172,982
Depreciation and amortization	73,057	66,547	212,466	189,423
Impairments of real estate assets	1,515	—	36,515	—
General and administrative	9,586	10,350	32,733	30,409
Total operating expenses	150,492	137,464	471,839	392,814
Interest expense	26,392	21,986	75,812	60,755
Other income	138	424	621	1,068
Gains on disposition of property	9,402	38,572	63,546	80,371
Equity in earnings of unconsolidated affiliates	457	546	1,083	1,614
Net income	40,110	75,587	134,815	194,286
Net (income) attributable to noncontrolling interests in consolidated affiliates	(357)	(894)	(880)	(1,469)
Distributions on Preferred Units	(621)	(621)	(1,864)	(1,864)
Net income available for common unitholders	$39,132	$74,072	$132,071	$190,953
Earnings per Common Unit – basic:
Net income available for common unitholders	$0.37	$0.69	$1.23	$1.79
Weighted average Common Units outstanding – basic	107,192	106,705	107,154	106,546
Earnings per Common Unit – diluted:
Net income available for common unitholders	$0.37	$0.69	$1.23	$1.79
Weighted average Common Units outstanding – diluted	107,192	106,730	107,161	106,563

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Comprehensive income:
Net income	$40,110	$75,587	$134,815	$194,286
Other comprehensive income/(loss):
Unrealized losses on cash flow hedges	—	(6)	—	(17)
Amortization of cash flow hedges	(75)	129	(164)	377
Total other comprehensive income/(loss)	(75)	123	(164)	360
Total comprehensive income	40,035	75,710	134,651	194,646
Less-comprehensive (income) attributable to noncontrolling interests	(357)	(894)	(880)	(1,469)
Comprehensive income attributable to common unitholders	$39,678	$74,816	$133,771	$193,177

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Capital
(Unaudited and in thousands)

	Three Months Ended September 30, 2022
	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance at June 30, 2022	$24,723	$2,447,691	$(1,062)	$21,528	$2,492,880
Issuances of Common Units, net of issuance costs and tax withholdings	4	358	—	—	362
Redemptions of Common Units	(31)	(3,070)	—	—	(3,101)
Distributions on Common Units ($0.50 per unit)	(536)	(53,037)	—	—	(53,573)
Distributions on Preferred Units ($21.5625 per unit)	(7)	(614)	—	—	(621)
Share-based compensation expense, net of forfeitures	7	700	—	—	707
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	202	19,957	—	—	20,159
Net (income) attributable to noncontrolling interests in consolidated affiliates	(4)	(353)	—	357	—
Comprehensive income:
Net income	401	39,709	—	—	40,110
Other comprehensive loss	—	—	(75)	—	(75)
Total comprehensive income					40,035
Balance at September 30, 2022	$24,759	$2,451,341	$(1,137)	$21,885	$2,496,848

	Nine Months Ended September 30, 2022
	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2021	$24,492	$2,424,802	$(973)	$22,416	$2,470,737
Issuances of Common Units, net of issuance costs and tax withholdings	48	4,749	—	—	4,797
Redemptions of Common Units	(31)	(3,070)	—	—	(3,101)
Distributions on Common Units ($1.50 per unit)	(1,607)	(159,053)	—	—	(160,660)
Distributions on Preferred Units ($64.6875 per unit)	(19)	(1,845)	—	—	(1,864)
Share-based compensation expense, net of forfeitures	68	6,775	—	—	6,843
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(1,411)	(1,411)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	469	46,387	—	—	46,856
Net (income) attributable to noncontrolling interests in consolidated affiliates	(9)	(871)	—	880	—
Comprehensive income:
Net income	1,348	133,467	—	—	134,815
Other comprehensive loss	—	—	(164)	—	(164)
Total comprehensive income					134,651
Balance at September 30, 2022	$24,759	$2,451,341	$(1,137)	$21,885	$2,496,848

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Capital - Continued
(Unaudited and in thousands)

	Three Months Ended September 30, 2021
	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance at June 30, 2021	$23,182	$2,295,026	$(1,225)	$21,839	$2,338,822
Issuances of Common Units, net of issuance costs and tax withholdings	75	7,433	—	—	7,508
Distributions on Common Units ($0.50 per unit)	(533)	(52,800)	—	—	(53,333)
Distributions on Preferred Units ($21.5625 per unit)	(7)	(614)	—	—	(621)
Share-based compensation expense, net of forfeitures	19	1,877	—	—	1,896
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(560)	(560)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	38	3,704	—	—	3,742
Net (income) attributable to noncontrolling interests in consolidated affiliates	(9)	(885)	—	894	—
Comprehensive income:
Net income	756	74,831	—	—	75,587
Other comprehensive income	—	—	123	—	123
Total comprehensive income					75,710
Balance at September 30, 2021	$23,521	$2,328,572	$(1,102)	$22,173	$2,373,164

	Nine Months Ended September 30, 2021
	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2020	$23,087	$2,285,673	$(1,462)	$22,046	$2,329,344
Issuances of Common Units, net of issuance costs and tax withholdings	134	13,271	—	—	13,405
Distributions on Common Units ($1.46 per unit)	(1,554)	(153,891)	—	—	(155,445)
Distributions on Preferred Units ($64.6875 per unit)	(19)	(1,845)	—	—	(1,864)
Share-based compensation expense, net of forfeitures	68	6,683	—	—	6,751
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(1,342)	(1,342)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	(123)	(12,208)	—	—	(12,331)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(15)	(1,454)		1,469	—
Comprehensive income:
Net income	1,943	192,343	—	—	194,286
Other comprehensive income	—	—	360	—	360
Total comprehensive income					194,646
Balance at September 30, 2021	$23,521	$2,328,572	$(1,102)	$22,173	$2,373,164

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities:
Net income	$134,815	$194,286
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	212,466	189,423
Amortization of lease incentives and acquisition-related intangible assets and liabilities	(342)	(1,770)
Share-based compensation expense	6,843	6,751
Net credit losses/(reversals) on operating lease receivables	3,167	(60)
Accrued interest on mortgages and notes receivable	(67)	(79)
Amortization of debt issuance costs	3,096	2,963
Amortization of cash flow hedges	(164)	377
Amortization of mortgages and notes payable fair value adjustments	(60)	882
Impairments of real estate assets	36,515	—
Losses on debt extinguishment	—	134
Net gains on disposition of property	(63,546)	(80,371)
Equity in earnings of unconsolidated affiliates	(1,083)	(1,614)
Distributions of earnings from unconsolidated affiliates	606	1,410
Changes in operating assets and liabilities:
Accounts receivable	(11,454)	5,753
Prepaid expenses and other assets	(2,150)	(1,210)
Accrued straight-line rents receivable	(20,558)	(13,734)
Accounts payable, accrued expenses and other liabilities	21,795	6,077
Net cash provided by operating activities	319,879	309,218
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	(224,934)	(270,160)
Investments in development in-process	(26,220)	(65,333)
Investments in tenant improvements and deferred leasing costs	(90,910)	(68,197)
Investments in building improvements	(45,289)	(34,452)
Investment in acquired controlling interest in unconsolidated affiliate	—	(127,339)
Net proceeds from disposition of real estate assets	130,038	187,964
Investments in mortgages and notes receivable	(24)	(56)
Repayments of mortgages and notes receivable	215	229
Investments in and advances to unconsolidated affiliates	(81,693)	—
Payments of earnest money deposits	(3,000)	—
Changes in other investing activities	224	4,119
Net cash used in investing activities	(341,593)	(373,225)
Financing activities:
Distributions on Common Units	(160,660)	(155,445)
Redemptions/repurchases of Preferred Units	—	(5)
Redemptions of Common Units	(3,101)	—
Distributions on Preferred Units	(1,864)	(1,864)
Distributions to noncontrolling interests in consolidated affiliates	(1,411)	(1,342)
Proceeds from the issuance of Common Units	7,200	15,453
Costs paid for the issuance of Common Units	(247)	(355)
Repurchase of units related to tax withholdings	(2,156)	(1,693)
Borrowings on revolving credit facility	275,000	310,000
Repayments of revolving credit facility	(235,000)	(175,000)
Borrowings on mortgages and notes payable	350,000	200,000
Repayments of mortgages and notes payable	(204,807)	(264,212)
Changes in debt issuance costs and other financing activities	(3,345)	(9,876)
Net cash provided by/(used in) financing activities	19,609	(84,339)
Net decrease in cash and cash equivalents and restricted cash	$(2,105)	$(148,346)

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows - Continued
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2022	2021
Net decrease in cash and cash equivalents and restricted cash	$(2,105)	$(148,346)
Cash and cash equivalents and restricted cash at beginning of the period	31,198	189,244
Cash and cash equivalents and restricted cash at end of the period	$29,093	$40,898

Reconciliation of cash and cash equivalents and restricted cash:

	Nine Months Ended September 30,
	2022	2021
Cash and cash equivalents at end of the period	$23,055	$27,871
Restricted cash at end of the period	6,038	13,027
Cash and cash equivalents and restricted cash at end of the period	$29,093	$40,898

Supplemental disclosure of cash flow information:

	Nine Months Ended September 30,
	2022	2021
Cash paid for interest, net of amounts capitalized	$82,908	$66,457

Supplemental disclosure of non-cash investing and financing activities:

	Nine Months Ended September 30,
	2022	2021
Unrealized losses on cash flow hedges	$—	$(17)
Changes in accrued capital expenditures (1)	(10,180)	(20,150)
Write-off of fully depreciated real estate assets	42,817	52,158
Write-off of fully amortized leasing costs	22,739	37,045
Write-off of fully amortized debt issuance costs	1,216	4,158
Adjustment of Redeemable Common Units to fair value	(47,470)	11,734
Assumption of mortgages and notes payable related to acquisition activities	—	403,000
Initial recognition of lease liabilities related to right of use assets	—	5,310
Future consideration in connection with the acquisition of land	—	16,000
__________

(1)Accrued capital expenditures included in accounts payable, accrued expenses and other liabilities at September 30, 2022 and 2021 were $44.4 million and $45.8 million, respectively.

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(tabular dollar amounts in thousands, except per share and per unit data)
(Unaudited)

1.    Description of Business and Significant Accounting Policies

Description of Business

Highwoods Properties, Inc. (the “Company”) is a fully integrated office real estate investment trust (“REIT”) that owns, develops, acquires, leases and manages properties primarily in the best business districts of Atlanta, Charlotte, Dallas, Nashville, Orlando, Raleigh, Richmond and Tampa. The Company conducts its activities through Highwoods Realty Limited Partnership (the “Operating Partnership”). At September 30, 2022, we owned or had an interest in 28.1 million rentable square feet of in-service properties, 1.4 million rentable square feet of office properties under development and development land with approximately 5.0 million rentable square feet of potential office build out.

Capital Structure

The Company is the sole general partner of the Operating Partnership. At September 30, 2022, the Company owned all of the Preferred Units and 104.8 million, or 97.8%, of the Common Units in the Operating Partnership. Limited partners owned the remaining 2.4 million Common Units. During the nine months ended September 30, 2022, the Company redeemed 30,909 Common Units for a like number of shares of Common Stock and 91,887 Common Units for cash.

During 2020, we entered into separate equity distribution agreements in which the Company may offer and sell up to $300.0 million in aggregate gross sales price of shares of Common Stock. During the nine months ended September 30, 2022, the Company issued 130,011 shares of Common Stock under its equity distribution agreements at an average gross sales price of $46.50 per share and received net proceeds, after sales commissions, of $6.0 million. As a result of this activity and the redemptions discussed above, the percentage of Common Units owned by the Company increased from 97.7% at December 31, 2021 to 97.8% at September 30, 2022.

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

During the third quarter of 2022, we acquired an office building using a special purpose entity owned by a qualified intermediary to facilitate one or more potential Section 1031 reverse exchanges under the Internal Revenue Code. To realize the tax deferrals available under the Section 1031 exchanges, we must complete the Section 1031 exchanges and take title to the to-be-exchanged buildings within 180 days of the acquisition date. We have determined that this entity is a variable interest entity of which we are the primary beneficiary; and therefore, we consolidate this entity. At September 30, 2022, we also have involvement with four additional entities we determined to be variable interest entities, one of which we are the primary beneficiary and is consolidated and three of which we are not the primary beneficiary and are not consolidated. (See Note 3).

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

Insurance

We are primarily self-insured for health care claims for participating employees. We have stop-loss coverage to limit our exposure to significant claims on a per claim and annual aggregate basis. We determine our liabilities for claims, including incurred but not reported losses, based on all relevant information, including actuarial estimates of claim liabilities. At September 30, 2022, a reserve of $0.6 million was recorded to cover estimated reported and unreported claims.

Investment Activity

During the third quarter of 2022, we entered the Dallas market through the formation of two joint ventures with Granite Properties to develop the following Class AA assets:

Project	BBD	Own %	Rentable Square Feet

Granite Park Six	Frisco/Plano	50%	422,000
23Springs	Uptown	50%	642,000

In connection with the formation, we agreed to contribute our 50.0% share of the equity required to fund the development projects, $55.7 million of which was funded on the formation date. We determined that we have a variable interest in each of these entities (see Note 3).

The Granite Park Six joint venture obtained a construction loan for $115.0 million, with an interest rate of SOFR plus 394 basis points and a maturity date of January 2026. In connection with this loan, the Granite Park Six joint venture obtained an interest rate hedge contract that effectively caps the underlying SOFR rate at 3.5% with respect to $95.2 million of any outstanding amounts. The cap expires in July 2024. No amounts were drawn on this loan as of September 30, 2022. The 23Springs joint venture obtained a construction loan for $265.0 million, with an interest rate of SOFR plus 355 basis points and a maturity date of March 2026. In connection with this loan, the 23Springs joint venture obtained an interest rate hedge contract that effectively caps the underlying SOFR rate at 3.5% with respect to $83.0 million of any outstanding amounts. The cap expires in April 2024. No amounts were drawn on this loan as of September 30, 2022.

We plan to fund our entry into the Dallas market, including our share of the equity required to construct Granite Park Six and 23Springs, by exiting the Pittsburgh market (see Note 4). Our Pittsburgh assets, which consist of 2,155,000 square feet of office that was 90.3% occupied as of September 30, 2022, represent approximately 6% of our overall net operating income.

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

2.    Leases

Operating Leases

We generally lease our office properties to lessees in exchange for fixed monthly payments that cover rent, property taxes, insurance and certain cost recoveries, primarily common area maintenance. Office properties owned by us that are under lease are primarily located in Atlanta, Charlotte, Nashville, Orlando, Pittsburgh, Raleigh, Richmond and Tampa and are leased to a wide variety of lessees across many industries. Our leases are operating leases and mostly range from three to 10 years. We recognized rental and other revenues related to operating lease payments of $203.9 million and $192.3 million during the three months ended September 30, 2022 and 2021, respectively, and $608.1 million and $554.6 million during the nine months ended September 30, 2022 and 2021, respectively. Included in these amounts are variable lease payments of $16.9 million and $13.7 million during the three months ended September 30, 2022 and 2021, respectively, and $51.9 million and $42.7 million during the nine months ended September 30, 2022 and 2021, respectively.

3.    Variable Interest Entities

The acquisition of SIX50 at Legacy Union in Charlotte was completed in the third quarter of 2022 using a special purpose entity owned by a qualified intermediary to facilitate one or more potential Section 1031 reverse exchanges under the Internal Revenue Code. As of September 30, 2022, this variable interest entity had total assets, liabilities and cash flows of $200.6 million, $3.3 million, and $0.5 million, respectively.

Consolidated Variable Interest Entity

In 2019, we and The Bromley Companies formed a joint venture to construct Midtown West, a 150,000 square foot, multi-customer office building located in the mixed-use Midtown Tampa project in Tampa’s Westshore submarket. Midtown West has an anticipated total investment of $71.3 million. Construction of Midtown West began in the third quarter of 2019 and the building was placed in service in the second quarter of 2021. At closing, we agreed to contribute cash of $20.0 million, which has been fully funded, in exchange for an 80.0% interest in the Midtown West joint venture and The Bromley Companies contributed land valued at $5.0 million in exchange for the remaining 20.0% interest. We also committed to provide a $46.3 million interest-only secured construction loan to the Midtown West joint venture that is scheduled to mature in June 2023. The loan bears interest at LIBOR plus 250 basis points. As of September 30, 2022, $37.7 million under the loan has been funded.

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

	September 30, 2022	December 31, 2021
Net real estate assets	$60,917	$53,191
Cash and cash equivalents	$1,246	$389
Accounts receivable	$166	$—
Accrued straight-line rents receivable	$720	$121
Deferred leasing costs, net	$2,251	$1,519
Prepaid expenses and other assets, net	$160	$163
Accounts payable, accrued expenses and other liabilities	$1,476	$646

The assets of the Midtown West joint venture can be used only to settle obligations of the joint venture, and its creditors have no recourse to our wholly owned assets.

Unconsolidated Variable Interest Entities

During the fourth quarter of 2021, we and Brand Properties, LLC (“Brand”) formed a joint venture to construct 2827 Peachtree, a 135,000 square foot, multi-customer office building located in Atlanta’s Buckhead submarket. 2827 Peachtree has an anticipated total investment of $79.0 million. Construction of 2827 Peachtree began in the first quarter of 2022 with a scheduled completion date in the third quarter of 2023. At closing, we agreed to contribute cash of $13.3 million, which has been fully funded, in exchange for a 50.0% interest in the 2827 Peachtree joint venture and Brand contributed land valued at $7.7 million and cash of $5.6 million in exchange for the remaining 50.0% interest. We also committed to provide a $49.6 million interest-only secured construction loan to the 2827 Peachtree joint venture that is scheduled to mature in December 2024 with an option to extend for one year. The loan bears interest at LIBOR plus 300 basis points. As of September 30, 2022, no amounts under the loan have been funded.

We determined that we have a variable interest in the 2827 Peachtree joint venture primarily because the entity was designed to pass along interest rate risk, equity price risk and operation risk to us as both a debt and equity holder and Brand as an equity holder. The 2827 Peachtree joint venture was further determined to be a variable interest entity as it requires additional subordinated financial support in the form of a loan because the initial equity investment provided by us and Brand is not sufficient to finance its planned investments and operations. We concluded we do not have the power to direct matters that most significantly impact the activities of the entity and therefore do not qualify as the primary beneficiary. Accordingly, the entity is not consolidated. At September 30, 2022, our risk of loss with respect to this arrangement was limited to the carrying value of the investment balance of $13.7 million as no amounts were outstanding under the loan. The assets of the 2827 Peachtree joint venture can be used only to settle obligations of the joint venture and its creditors have no recourse to our wholly owned assets.

We also determined that we have a variable interest in both the Granite Park Six and 23Springs joint ventures primarily because the entities were designed to pass along interest rate risk, equity price risk and operation risk to us and Granite Properties as equity holders. The joint ventures were further determined to be variable interest entities as they require additional subordinated financial support in the form of loans because the initial equity investments provided by us and Granite Properties are not sufficient to finance the planned investments and operations. We concluded we do not have the power to direct matters that most significantly impact the activities of either entity and therefore do not qualify as the primary beneficiary. Accordingly, the entities are not consolidated. At September 30, 2022, our risk of loss with respect to these arrangements was limited to the carrying value of each investment balance as no amounts were outstanding under the loans. Our investment balances were $36.1 million and $37.9 million at September 30, 2022 for Granite Park Six and 23Springs, respectively. The assets of the Granite Park Six and 23Springs joint ventures can be used only to settle obligations of the respective joint venture and their creditors have no recourse to our wholly owned assets.

4.    Real Estate Assets

Acquisitions

During the third quarter of 2022, we acquired SIX50 at Legacy Union, a 367,000 square foot trophy office building in Charlotte’s Uptown CBD submarket, for a net purchase price of $198.0 million. The assets acquired and liabilities assumed were recorded at relative fair value as determined by management, with the assistance of third party specialists, based on information available at the acquisition date and on current assumptions as to future operations.

During the second quarter of 2022, we acquired land in Charlotte for an aggregate purchase price, including capitalized acquisition costs, of $27.0 million.

Dispositions

During the third quarter of 2022, we sold land in Richmond for a sales price of $23.3 million and recorded a gain on disposition of property of $9.4 million.

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

Impairments

Because we classified all of our assets in Pittsburgh as non-core, we recorded the following impairment charges in 2022:

•During the third quarter of 2022, we recorded an impairment charge of $1.5 million to lower the carrying amount of a land parcel in Pittsburgh to its estimated fair value less costs to sell; and

•During the second quarter of 2022, we recorded an impairment charge of $35.0 million to lower the carrying amount of EQT Plaza (including accrued straight-line rents receivable and deferred leasing costs) to its estimated fair value less costs to sell. EQT Plaza is a 616,000 square foot office building located in the heart of Pittsburgh’s CBD. EQT Corporation’s lease of 317,000 square feet at EQT Plaza is scheduled to expire in September 2024.

5.    Intangible Assets and Below Market Lease Liabilities

The following table sets forth total intangible assets and acquisition-related below market lease liabilities, net of accumulated amortization:

	September 30, 2022	December 31, 2021
Assets:
Deferred leasing costs (including lease incentives and above market lease and in-place lease acquisition-related intangible assets)	$413,036	$402,013
Less accumulated amortization	(157,205)	(143,111)
	$255,831	$258,902
Liabilities (in accounts payable, accrued expenses and other liabilities):
Acquisition-related below market lease liabilities	$55,371	$57,703
Less accumulated amortization	(28,633)	(28,978)
	$26,738	$28,725

The following table sets forth amortization of intangible assets and below market lease liabilities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Amortization of deferred leasing costs and acquisition-related intangible assets (in depreciation and amortization)	$11,425	$10,070	$33,603	$27,267
Amortization of lease incentives (in rental and other revenues)	$500	$424	$1,369	$1,317
Amortization of acquisition-related intangible assets (in rental and other revenues)	$797	$636	$2,448	$1,154
Amortization of acquisition-related below market lease liabilities (in rental and other revenues)	$(1,473)	$(1,391)	$(4,159)	$(4,241)

The following table sets forth scheduled future amortization of intangible assets and below market lease liabilities:

	Amortization of Deferred Leasing Costs and Acquisition-Related Intangible Assets (in Depreciation and Amortization)	Amortization of Lease Incentives (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental and Other Revenues)	Amortization of Acquisition-Related Below Market Lease Liabilities (in Rental and Other Revenues)
October 1 through December 31, 2022	$11,068	$488	$865	$(1,275)
2023	40,696	1,623	3,279	(4,918)
2024	35,514	1,554	3,065	(4,278)
2025	28,586	1,478	2,202	(2,764)
2026	24,614	1,279	1,868	(2,464)
Thereafter	86,384	4,089	7,179	(11,039)
	$226,862	$10,511	$18,458	$(26,738)
Weighted average remaining amortization periods as of September 30, 2022 (in years)	7.9	7.9	7.7	8.4

The following table sets forth the intangible assets acquired and below market lease liabilities assumed as a result of the acquisition of SIX50 at Legacy Union in Charlotte:

	Acquisition-Related Intangible Assets (amortized in Rental and Other Revenues)	Acquisition-Related Intangible Assets (amortized in Depreciation and Amortization)	Acquisition-Related Below Market Lease Liabilities (amortized in Rental and Other Revenues)
Amount recorded at acquisition	$4,722	$12,606	$(2,172)
Weighted average remaining amortization periods as of September 30, 2022 (in years)	9.1	9.8	12.7

6.    Mortgages and Notes Payable

The following table sets forth our mortgages and notes payable:

	September 30, 2022	December 31, 2021
Secured indebtedness	$486,003	$491,942
Unsecured indebtedness	2,503,252	2,312,180
Less-unamortized debt issuance costs	(15,886)	(15,207)
Total mortgages and notes payable, net	$2,973,369	$2,788,915

At September 30, 2022, our secured mortgage loans were collateralized by real estate assets with an undepreciated book value of $742.1 million.

Our $750.0 million unsecured revolving credit facility is scheduled to mature in March 2025 and includes an accordion feature that allows for an additional $400.0 million of borrowing capacity subject to additional lender commitments. Assuming no defaults have occurred, we have an option to extend the maturity for two additional six-month periods. During the second quarter of 2022, in connection with the modification of our $200.0 million term loan as discussed below, the interest rate on our revolving credit facility was converted from LIBOR plus 90 basis points to SOFR plus a related spread adjustment of 10 basis points and a borrowing spread of 85 basis points, based on current credit ratings. The annual facility fee is 20 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody’s Investors Service or Standard & Poor’s Ratings Services. We may be entitled to a temporary reduction in the interest rate of one basis point provided we meet certain sustainability goals with respect to the ongoing reduction of greenhouse gas emissions. There was $110.0 million and $170.0 million outstanding under our revolving credit facility at September 30, 2022 and October 18, 2022, respectively. At both September 30, 2022 and October 18, 2022, we had $0.1 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at September 30, 2022 and October 18, 2022 was $639.9 million and $579.9 million, respectively.

During the second quarter of 2022, we modified our $200.0 million unsecured bank term loan to extend the maturity date from November 2022 to May 2026. As part of this modification, we also obtained a $150.0 million delayed-draw term loan, which was drawn in its entirety in the third quarter of 2022, that is scheduled to mature in May 2027. The interest rate, based on current credit ratings, is SOFR plus a related spread adjustment of 10 basis points and a borrowing spread of 95 basis points. The interest rate is based on the higher of the publicly announced ratings from Moody’s Investors Service or Standard & Poor’s Ratings Services. We may be entitled to a temporary reduction in the interest rate of one basis point provided we meet certain sustainability goals with respect to the ongoing reduction of greenhouse gas emissions. We incurred $2.7 million of debt issuance costs, which are being amortized along with certain existing unamortized debt issuance costs over the remaining term of our modified term loan.

See Note 15 for a discussion of financing activities subsequent to September 30, 2022.

We are currently in compliance with financial covenants with respect to our consolidated debt.

We have considered our short-term liquidity needs within one year from October 25, 2022 (the date of issuance of the quarterly financial statements) and the adequacy of our estimated cash flows from operating activities and other available financing sources to meet these needs. We have concluded it is probable we will meet these short-term liquidity requirements through a combination of the following:

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

Amounts reported in accumulated other comprehensive income/(loss) related to derivatives are reclassified to interest expense as interest payments are made on our debt. During the period from October 1, 2022 through September 30, 2023, we estimate that $0.3 million will be reclassified as a net decrease to interest expense.

The following table sets forth the fair value of our derivatives:

	September 30, 2022	December 31, 2021
Derivatives:
Derivatives designated as cash flow hedges in accounts payable, accrued expenses and other liabilities:
Interest rate swaps	$—	$60

The following table sets forth the effect of our cash flow hedges on accumulated other comprehensive loss and interest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Derivatives Designated as Cash Flow Hedges:
Amount of unrealized losses recognized in accumulated other comprehensive loss on derivatives:
Interest rate swaps	$—	$(6)	$—	$(17)
Amount of (gains)/losses reclassified out of accumulated other comprehensive loss into interest expense:
Interest rate swaps	$(75)	$129	$(164)	$377

8.    Noncontrolling Interests

Noncontrolling Interests in Consolidated Affiliates

At September 30, 2022, our noncontrolling interests in consolidated affiliates relate to our joint venture partners’ 50.0% interest in office properties in Richmond and 20.0% interest in the Midtown West joint venture. Our joint venture partners are unrelated third parties.

Noncontrolling Interests in the Operating Partnership

The following table sets forth the Company’s noncontrolling interests in the Operating Partnership:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning noncontrolling interests in the Operating Partnership	$84,583	$128,180	$111,689	$112,499
Adjustment of noncontrolling interests in the Operating Partnership to fair value	(16,952)	(4,262)	(42,480)	11,072
Conversions of Common Units to Common Stock	—	(234)	(1,251)	(278)
Redemptions of Common Units	(3,101)	—	(3,101)	—
Net income attributable to noncontrolling interests in the Operating Partnership	881	1,967	3,049	5,084
Distributions to noncontrolling interests in the Operating Partnership	(1,192)	(1,418)	(3,687)	(4,144)
Total noncontrolling interests in the Operating Partnership	$64,219	$124,233	$64,219	$124,233

The following table sets forth net income available for common stockholders and transfers from the Company’s noncontrolling interests in the Operating Partnership:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income available for common stockholders	$38,251	$72,105	$129,022	$185,869
Increase in additional paid in capital from conversions of Common Units to Common Stock	—	234	1,251	278
Change from net income available for common stockholders and transfers from noncontrolling interests	$38,251	$72,339	$130,273	$186,147

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

The following table sets forth our assets and liabilities and the Company’s noncontrolling interests in the Operating Partnership that are measured or disclosed at fair value within the fair value hierarchy:

		Level 1	Level 2	Level 3
	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
Fair Value at September 30, 2022:
Assets:
Mortgages and notes receivable, at fair value (1)	$1,103	$—	$1,103	$—
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	2,364	2,364	—	—
Impaired real estate assets	1,665	—	—	1,665
Total Assets	$5,132	$2,364	$1,103	$1,665
Noncontrolling Interests in the Operating Partnership	$64,219	$64,219	$—	$—
Liabilities:
Mortgages and notes payable, net, at fair value (1)	$2,630,788	$—	$2,630,788	$—
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	2,364	2,364	—	—
Total Liabilities	$2,633,152	$2,364	$2,630,788	$—

Fair Value at December 31, 2021:
Assets:
Mortgages and notes receivable, at fair value (1)	$1,227	$—	$1,227	$—
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	2,866	2,866	—	—
Total Assets	$4,093	$2,866	$1,227	$—
Noncontrolling Interests in the Operating Partnership	$111,689	$111,689	$—	$—
Liabilities:
Mortgages and notes payable, net, at fair value (1)	$2,907,492	$—	$2,907,492	$—
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	60	—	60	—
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	2,866	2,866	—	—
Total Liabilities	$2,910,418	$2,866	$2,907,552	$—
__________
(1)    Amounts are not recorded at fair value on our Consolidated Balance Sheets at September 30, 2022 and December 31, 2021.

The Level 3 impaired real estate assets measured at a fair value of $1.7 million in the third quarter of 2022 included a land parcel in Pittsburgh. This impairment resulted from the changes in our assumptions about the use of the asset as a result of our plan to exit the Pittsburgh market and was calculated using broker opinions of value, as observable inputs were not available.

In the second quarter of 2022, Level 3 impaired real estate assets, which measured at a fair value of $57.4 million, resulted from the shortened hold period assumptions for EQT Plaza as a result of our plan to exit the Pittsburgh market. The estimated fair value was calculated using broker opinions of value, which incorporate an income approach, as observable inputs were not available. Key assumptions used in the impairment calculation were estimated selling costs of 3.5% (including seller’s share of anticipated transfer taxes), the high end of an estimated discount rate ranging from 13.2% to 16.2% and an estimated terminal capitalization rate of 8.0%.

10.    Share-Based Payments

During the nine months ended September 30, 2022, the Company granted 99,975 shares of time-based restricted stock and 81,832 shares of total return-based restricted stock with weighted average grant date fair values per share of $43.58 and $41.94, respectively. We recorded share-based compensation expense of $0.7 million and $1.9 million during the three months ended September 30, 2022 and 2021, and $6.8 million during each of the nine months ended September 30, 2022 and 2021. At September 30, 2022, there was $4.3 million of total unrecognized share-based compensation costs, which will be recognized over a weighted average remaining contractual term of 2.0 years.

11.    Accumulated Other Comprehensive Loss

The following table sets forth the components of accumulated other comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cash flow hedges:
Beginning balance	$(1,062)	$(1,225)	$(973)	$(1,462)
Unrealized losses on cash flow hedges	—	(6)	—	(17)
Amortization of cash flow hedges (1)	(75)	129	(164)	377
Total accumulated other comprehensive loss	$(1,137)	$(1,102)	$(1,137)	$(1,102)
__________
(1)    Amounts reclassified out of accumulated other comprehensive loss into interest expense.

12.    Real Estate and Other Assets Held For Sale

The following table sets forth the assets held for sale at September 30, 2022 and December 31, 2021, which are considered non-core:

	September 30, 2022	December 31, 2021
Assets:
Land held for development	—	$3,482
Net real estate assets	—	3,482
Prepaid expenses and other assets, net	—	36
Real estate and other assets, net, held for sale	$—	$3,518

13.    Earnings Per Share and Per Unit

The following table sets forth the computation of basic and diluted earnings per share of the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Earnings per Common Share - basic:
Numerator:
Net income	$40,110	$75,587	$134,815	$194,286
Net (income) attributable to noncontrolling interests in the Operating Partnership	(881)	(1,967)	(3,049)	(5,084)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(357)	(894)	(880)	(1,469)
Dividends on Preferred Stock	(621)	(621)	(1,864)	(1,864)
Net income available for common stockholders	$38,251	$72,105	$129,022	$185,869
Denominator:
Denominator for basic earnings per Common Share – weighted average shares (1)	105,184	104,277	105,094	104,117
Net income available for common stockholders	$0.36	$0.69	$1.23	$1.79
Earnings per Common Share - diluted:
Numerator:
Net income	$40,110	$75,587	$134,815	$194,286
Net (income) attributable to noncontrolling interests in consolidated affiliates	(357)	(894)	(880)	(1,469)
Dividends on Preferred Stock	(621)	(621)	(1,864)	(1,864)
Net income available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	$39,132	$74,072	$132,071	$190,953
Denominator:
Denominator for basic earnings per Common Share – weighted average shares (1)	105,184	104,277	105,094	104,117
Add:
Stock options using the treasury method	—	25	7	17
Noncontrolling interests Common Units	2,417	2,837	2,469	2,838
Denominator for diluted earnings per Common Share – adjusted weighted average shares and assumed conversions	107,601	107,139	107,570	106,972
Net income available for common stockholders	$0.36	$0.69	$1.23	$1.79
__________
(1)Includes all unvested restricted stock where dividends on such restricted stock are non-forfeitable.

The following table sets forth the computation of basic and diluted earnings per unit of the Operating Partnership:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Earnings per Common Unit - basic:
Numerator:
Net income	$40,110	$75,587	$134,815	$194,286
Net (income) attributable to noncontrolling interests in consolidated affiliates	(357)	(894)	(880)	(1,469)
Distributions on Preferred Units	(621)	(621)	(1,864)	(1,864)
Net income available for common unitholders	$39,132	$74,072	$132,071	$190,953
Denominator:
Denominator for basic earnings per Common Unit – weighted average units (1)	107,192	106,705	107,154	106,546
Net income available for common unitholders	$0.37	$0.69	$1.23	$1.79
Earnings per Common Unit - diluted:
Numerator:
Net income	$40,110	$75,587	$134,815	$194,286
Net (income) attributable to noncontrolling interests in consolidated affiliates	(357)	(894)	(880)	(1,469)
Distributions on Preferred Units	(621)	(621)	(1,864)	(1,864)
Net income available for common unitholders	$39,132	$74,072	$132,071	$190,953
Denominator:
Denominator for basic earnings per Common Unit – weighted average units (1)	107,192	106,705	107,154	106,546
Add:
Stock options using the treasury method	—	25	7	17
Denominator for diluted earnings per Common Unit – adjusted weighted average units and assumed conversions	107,192	106,730	107,161	106,563
Net income available for common unitholders	$0.37	$0.69	$1.23	$1.79
__________
(1)Includes all unvested restricted stock where distributions on such restricted stock are non-forfeitable.

14.    Segment Information

The following tables summarize the rental and other revenues and net operating income, the primary industry property-level performance metric used by our chief operating decision maker and which is defined as rental and other revenues less rental property and other expenses, for each of our reportable segments. Our segment information for the three and nine months ended September 30, 2021 has been retrospectively revised from previously reported amounts to reflect a change in our reportable segments as a result of our plan to exit the Pittsburgh market.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Rental and Other Revenues:
Office:
Atlanta	$35,804	$36,672	$106,805	$108,385
Charlotte	18,825	14,313	52,643	32,364
Nashville	44,587	36,136	130,640	106,873
Orlando	13,634	12,852	40,298	38,141
Raleigh	45,220	42,471	137,051	117,168
Richmond	10,872	12,050	31,837	35,263
Tampa	23,590	23,856	71,169	74,166
Total Office Segment	192,532	178,350	570,443	512,360
Other	14,465	17,145	46,773	52,442
Total Rental and Other Revenues	$206,997	$195,495	$617,216	$564,802

Net Operating Income:
Office:
Atlanta	$22,524	$24,157	$69,472	$71,779
Charlotte	14,275	11,159	40,132	25,446
Nashville	33,154	27,355	97,093	78,172
Orlando	7,865	7,920	24,264	23,414
Raleigh	32,822	31,425	101,557	88,005
Richmond	7,112	7,805	21,700	24,092
Tampa	14,351	15,143	44,912	49,640
Total Office Segment	132,103	124,964	399,130	360,548
Other	8,560	9,964	27,961	31,272
Total Net Operating Income	140,663	134,928	427,091	391,820
Reconciliation to net income:
Depreciation and amortization	(73,057)	(66,547)	(212,466)	(189,423)
Impairments of real estate assets	(1,515)	—	(36,515)	—
General and administrative expenses	(9,586)	(10,350)	(32,733)	(30,409)
Interest expense	(26,392)	(21,986)	(75,812)	(60,755)
Other income	138	424	621	1,068
Gains on disposition of property	9,402	38,572	63,546	80,371
Equity in earnings of unconsolidated affiliates	457	546	1,083	1,614
Net income	$40,110	$75,587	$134,815	$194,286

15.    Subsequent Events

On October 11, 2022, we obtained a $200.0 million, two-year unsecured bank term loan that is scheduled to mature in October 2024 and reduces the existing accordion feature on our $750.0 million unsecured revolving credit facility from $400.0 million to $200.0 million. Assuming no defaults have occurred, we have an option to extend the maturity for one additional year. The interest rate, based on current credit ratings, is SOFR plus a related spread adjustment of 10 basis points and a borrowing spread of 95 basis points. The interest rate is based on the higher of the publicly announced ratings from Moody’s Investors Service or Standard & Poor’s Ratings Services. We may be entitled to a temporary reduction in the interest rate of one basis point provided we meet certain sustainability goals with respect to the ongoing reduction of greenhouse gas emissions.

On October 17, 2022, we used the additional $200.0 million of borrowings, together with available cash and borrowings under our revolving credit facility, to prepay without penalty $250.0 million principal amount of 3.625% unsecured notes that were scheduled to mature in January 2023.

On October 20, 2022, the Company declared a cash dividend of $0.50 per share of Common Stock, which is payable on December 13, 2022 to stockholders of record as of November 21, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a fully integrated office real estate investment trust (“REIT”) that owns, develops, acquires, leases and manages properties primarily in the best business districts (BBDs) of Atlanta, Charlotte, Dallas, Nashville, Orlando, Raleigh, Richmond and Tampa. The Company conducts its activities through the Operating Partnership. The Operating Partnership is managed by the Company, its sole general partner. Additional information about us can be found on our website at www.highwoods.com. Information on our website is not part of this Quarterly Report.

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

Revenues

The key components affecting our rental and other revenues are average occupancy, rental rates, cost recovery income, new developments placed in service, acquisitions and dispositions. Average occupancy generally increases during times of improving economic growth, as our ability to lease space outpaces vacancies that occur upon the expirations of existing leases. Average occupancy generally declines during times of slower or negative economic growth, when new vacancies tend to outpace our ability to lease space. Average occupancy could also be negatively impacted by potential changes in customer behavior, such as the continued social acceptance, desirability and perceived economic benefits of work-from-home arrangements, resulting from the COVID-19 pandemic, which could materially and negatively impact the future demand for office space, resulting in slower overall leasing. Asset acquisitions, dispositions and new developments placed in service also directly impact our rental revenues and could impact our average occupancy, depending upon the occupancy rate of the properties that are acquired, sold or placed in service. A further indicator of the predictability of future revenues is the expected lease expirations of our portfolio. As a result, in addition to seeking to increase our average occupancy by leasing current vacant space, we also concentrate our leasing efforts on renewing existing leases prior to expiration. For more information regarding our lease expirations, see “Properties - Lease Expirations” in our 2021 Annual Report on Form 10-K. Occupancy in our office portfolio decreased from 91.2% at December 31, 2021 to 90.7% at September 30, 2022. We expect average occupancy for our office portfolio to be approximately 90.5% to 91.0% for the remainder of 2022.

Whether or not our rental revenue tracks average occupancy proportionally depends upon whether GAAP rents under signed new and renewal leases are higher or lower than the GAAP rents under expiring leases. Annualized rental revenues from second generation leases expiring during any particular year are typically less than 15% of our total annual rental revenues. The following table sets forth information regarding second generation office leases signed during the third quarter of 2022 (we define second generation office leases as leases with new customers and renewals of existing customers in office space that has been previously occupied under our ownership and leases with respect to vacant space in acquired buildings):

	New	Renewal	All Office
Leased space (in rentable square feet)	518,438	516,871	1,035,309
Average term (in years - rentable square foot weighted)	9.5	4.8	7.2
Base rents (per rentable square foot) (1)	$37.45	$34.82	$36.14
Rent concessions (per rentable square foot) (1)	(2.30)	(1.06)	(1.68)
GAAP rents (per rentable square foot) (1)	$35.15	$33.76	$34.46
Tenant improvements (per rentable square foot) (1)	$4.86	$3.11	$3.99
Leasing commissions (per rentable square foot) (1)	$1.27	$0.83	$1.05
__________
(1)    Weighted average per rentable square foot on an annual basis over the lease term.

Annual combined GAAP rents for new and renewal leases signed in the third quarter were $34.46 per rentable square foot, 13.4% higher compared to previous leases in the same office spaces.

We strive to maintain a diverse, stable and creditworthy customer base. We have an internal guideline whereby customers that account for more than 3% of our annualized revenues are periodically reviewed with the Company’s Board of Directors. As of September 30, 2022, Bank of America (3.8%) and Asurion (3.7%) accounted for more than 3% of our annualized cash revenues.

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

Net Operating Income

Whether or not we record increasing net operating income (“NOI”) in our same property portfolio typically depends upon our ability to garner higher rental revenues, whether from higher average occupancy, higher GAAP rents per rentable square foot or higher cost recovery income, that exceed any corresponding growth in operating expenses. Same property NOI was $0.6 million, or 0.5%, higher in the third quarter of 2022 as compared to 2021 due to an increase of $7.1 million in same property revenues offset by an increase of $6.4 million in same property expenses.

In addition to the effect of same property NOI, whether or not NOI increases typically depends upon whether the NOI from our acquired properties and development properties placed in service exceeds the NOI from property dispositions. NOI was $5.7 million, or 4.3%, higher in the third quarter of 2022 as compared to 2021 primarily due to development properties placed in service, the acquisition of real estate assets from Preferred Apartment Communities, Inc. (“PAC”) in the third quarter of 2021, the acquisition of SIX50 at Legacy Union in the third quarter of 2022 and higher same property NOI, partially offset by NOI lost from property dispositions.

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

Liquidity and Capital Resources

We continue to maintain a conservative and flexible balance sheet and believe we have ample liquidity to fund our operations and growth prospects. As of October 18, 2022, we had approximately $32.0 million of available cash and $170.0 million drawn on our $750.0 million revolving credit facility, which is scheduled to mature in March 2026, assuming we exercise our option to extend the maturity date for two additional six-month periods. At September 30, 2022, our leverage ratio, as measured by the ratio of our mortgages and notes payable and outstanding preferred stock to the undepreciated book value of our assets, was 40.4%, and there were 107.6 million diluted shares of Common Stock outstanding.

Rental and other revenues are our principal source of funds to meet our short-term liquidity requirements. Other sources of funds for short-term liquidity needs include available working capital and borrowings under our revolving credit facility, which had $579.9 million of availability at October 18, 2022. Our short-term liquidity requirements primarily consist of operating expenses, interest and principal amortization on our debt, distributions and capital expenditures, including building improvement costs, tenant improvement costs and lease commissions. Building improvements are capital costs to maintain or enhance existing buildings not typically related to a specific customer. Tenant improvements are the costs required to customize space for the specific needs of customers. We anticipate that our available cash and cash equivalents and cash provided by operating activities and planned financing activities, including borrowings under our revolving credit facility, will be adequate to meet our short-term liquidity requirements. We use our revolving credit facility for working capital purposes and for the short-term funding of our development and acquisition activity and, in certain instances, the repayment of other debt. Continued ability to borrow under the revolving credit facility allows us to quickly capitalize on strategic opportunities at short-term interest rates.

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

•issuance of equity securities by the Company or the Operating Partnership; and

•the disposition of non-core assets.

We have no debt scheduled to mature prior to 2026 other than our recently obtained $200.0 million, two-year unsecured bank term loan that is scheduled to mature in October 2025, assuming we exercise our option to extend the maturity date for one additional year. We generally believe we will be able to satisfy these obligations with existing cash, borrowings under our revolving credit facility, new bank term loans, issuance of other unsecured debt, mortgage debt and/or proceeds from the sale of additional non-core assets.

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

During the third quarter of 2022, we entered the Dallas market through the formation of two joint ventures with Granite Properties to develop the following Class AA assets:

Project	BBD	Own %	Rentable Square Feet
Granite Park Six	Frisco/Plano	50%	422,000
23Springs	Uptown	50%	642,000

In connection with the formation, we agreed to contribute our 50.0% share of the equity required to fund the development projects, $55.7 million of which was funded on the formation date.

The Granite Park Six joint venture obtained a construction loan for $115.0 million, with an interest rate of SOFR plus 394 basis points and a maturity date of January 2026. In connection with this loan, the Granite Park Six joint venture obtained an interest rate hedge contract that effectively caps the underlying SOFR rate at 3.5% with respect to $95.2 million of any outstanding amounts. The cap expires in July 2024. No amounts were drawn on this loan as of September 30, 2022. The 23Springs joint venture obtained a construction loan for $265.0 million, with an interest rate of SOFR plus 355 basis points and a maturity date of March 2026. In connection with this loan, the 23Springs joint venture obtained an interest rate hedge contract that effectively caps the underlying SOFR rate at 3.5% with respect to $83.0 million of any outstanding amounts. The cap expires in April 2024. No amounts were drawn on this loan as of September 30, 2022.

We plan to fund our entry into the Dallas market, including our share of the equity required to construct Granite Park Six and 23Springs, by exiting the Pittsburgh market. Our Pittsburgh assets, which consist of 2,155,000 square feet of office that was 90.3% occupied as of September 30, 2022, represent approximately 6% of our overall net operating income. We can provide no assurances, however, that we will dispose of any of our assets in Pittsburgh on favorable terms, or at all, because the dispositions are subject to the negotiation and execution of definitive and binding purchase and sale agreements and would then be subject to the buyers’ completion of satisfactory due diligence and other customary closing conditions. There is no pre-determined timetable for our Pittsburgh market exit.

Results of Operations

Three Months Ended September 30, 2022 and 2021

Rental and Other Revenues

Rental and other revenues were $11.5 million, or 5.9%, higher in the third quarter of 2022 as compared to 2021 primarily due to the development properties placed in service, higher same property revenues, the acquisition of real estate assets from PAC and the acquisition of SIX50 at Legacy Union, which increased rental and other revenues by $7.2 million, $7.1 million and $6.4 million, respectively. Same property rental and other revenues were higher primarily due to higher average GAAP rents per rentable square foot, cost recoveries, parking income and termination fees. These increases were partially offset by lost revenue of $9.3 million from property dispositions.

Operating Expenses

Rental property and other expenses were $5.8 million, or 9.5%, higher in the third quarter of 2022 as compared to 2021 primarily due to higher same property operating expenses, the acquisition of real estate assets from PAC and the acquisition of SIX50 at Legacy Union and development properties placed in service, which increased operating expenses by $6.4 million, $1.9 million and $1.2 million, respectively. Same property operating expenses were higher primarily due to higher property taxes, utilities, contract services and repairs and maintenance. These increases were partially offset by a $3.6 million decrease in operating expenses from property dispositions.

Depreciation and amortization was $6.5 million, or 9.8%, higher in the third quarter of 2022 as compared to 2021 primarily due to higher same property lease related depreciation and amortization, the acquisition of real estate assets from PAC and the acquisition of SIX50 at Legacy Union and development properties placed in service, partially offset by property dispositions.

Because we classified all of our assets in Pittsburgh as non-core, we recorded an impairment charge of $1.5 million on a land parcel in Pittsburgh in the third quarter of 2022. We recorded no such impairment in 2021.

General and administrative expenses were $0.8 million, or 7.4%, lower in the third quarter of 2022 as compared to 2021 primarily due to lower long-term equity incentive compensation, partially offset by higher salaries, benefits and office rent.

Interest Expense

Interest expense was $4.4 million, or 20.0%, higher in the third quarter of 2022 as compared to 2021 primarily due to higher average debt balances, higher average interest rates and lower capitalized interest.

Other Income

Other income was $0.3 million lower in the third quarter of 2022 as compared to 2021 primarily due to losses on deferred compensation plan investments (which is fully offset by a corresponding decrease in general and administrative expenses).

Gains on Disposition of Property

Gains on disposition of property were $29.2 million lower in the third quarter of 2022 as compared to 2021.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $0.1 million lower in the third quarter of 2022 as compared to 2021 primarily due to higher property taxes.

Earnings Per Common Share - Diluted

Diluted earnings per common share was $0.33 lower in the third quarter of 2022 as compared to 2021 due to a decrease in net income for the reasons discussed above.

Nine Months Ended September 30, 2022 and 2021

Rental and Other Revenues

Rental and other revenues were $52.4 million, or 9.3%, higher in the nine months ended September 30, 2022 as compared to 2021 primarily due to the acquisition of real estate assets from PAC, the acquisition of SIX50 at Legacy Union, development properties placed in service and higher same property revenues, which increased rental and other revenues by $39.0 million, $23.5 million and $16.1 million, respectively. Same property rental and other revenues were higher primarily due to higher average GAAP rents per rentable square foot, higher average occupancy and higher cost recoveries, parking income and termination fees, partially offset by higher credit losses. These increases were partially offset by lost revenue of $26.6 million from property dispositions.

Operating Expenses

Rental property and other expenses were $17.1 million, or 9.9%, higher in the nine months ended September 30, 2022 as compared to 2021 primarily due to higher same property operating expenses, the acquisition of real estate assets from PAC and the acquisition of SIX50 at Legacy Union and development properties placed in service, which increased operating expenses by $12.4 million, $10.5 million and $3.7 million, respectively. Same property operating expenses were higher primarily due to higher contract services, utilities, property taxes and repairs and maintenance. These increases were partially offset by a $9.6 million decrease in operating expenses from property dispositions.

Depreciation and amortization was $23.0 million, or 12.2%, higher in the nine months ended September 30, 2022 as compared to 2021 primarily due to the acquisition of real estate assets from PAC and the acquisition of SIX50 at Legacy Union, development properties placed in service and higher same property lease related depreciation and amortization, partially offset by fully amortized acquisition-related intangible assets and property dispositions.

Because we classified all of our assets in Pittsburgh as non-core, we recorded an impairment charge of $36.5 million in the nine months ended September 30, 2022, primarily to lower the carrying amount of EQT Plaza to its estimated fair value less costs to sell. EQT Plaza is a 616,000 square foot office building located in the heart of Pittsburgh’s CBD. EQT Corporation’s lease of 317,000 square feet at EQT Plaza is scheduled to expire in September 2024. There are no assurances that EQT Corporation will renew all or any of its space upon expiration of its current lease. We recorded no such impairment in 2021.

General and administrative expenses were $2.3 million, or 7.6%, higher in the nine months ended September 30, 2022 as compared to 2021 primarily due to higher salaries, benefits and office rent.

Interest Expense

Interest expense was $15.1 million, or 24.8%, higher in the nine months ended September 30, 2022 as compared to 2021 primarily due to higher average debt balances, higher average interest rates and lower capitalized interest.

Other Income

Other income was $0.4 million lower in the nine months ended September 30, 2022 as compared to 2021 primarily due to losses on deferred compensation plan investments (which is fully offset by a corresponding decrease in general and administrative expenses), partially offset by losses on debt extinguishment in 2021.

Gains on Disposition of Property

Gains on disposition of property were $16.8 million lower in the nine months ended September 30, 2022 as compared to 2021.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $0.5 million lower in the nine months ended September 30, 2022 as compared to 2021 primarily due to the acquisition of our joint venture partner’s 75.0% interest in our Highwoods DLF Forum, LLC joint venture in the first quarter of 2021 and higher property taxes.

Earnings Per Common Share - Diluted

Diluted earnings per common share was $0.56 lower in the nine months ended September 30, 2022 as compared to 2021 due to a decrease in net income for the reasons discussed above.

Liquidity and Capital Resources

Statements of Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in the Company’s cash flows (in thousands):

	Nine Months Ended September 30,
	2022	2021	Change
Net Cash Provided By Operating Activities	$319,879	$309,218	$10,661
Net Cash Used In Investing Activities	(341,593)	(373,225)	31,632
Net Cash Provided By/(Used In) Financing Activities	19,609	(84,339)	103,948
Total Cash Flows	$(2,105)	$(148,346)	$146,241

The change in net cash provided by operating activities in the nine months ended September 30, 2022 as compared to 2021 was primarily due to higher net cash from the operations of acquired real estate assets from PAC, the acquisition of SIX50 at Legacy Union, same properties and development properties placed in service, partially offset by property dispositions.

The change in net cash used in investing activities in the nine months ended September 30, 2022 as compared to 2021 was primarily due to lower acquisition activity and investments in development in-process in 2022, partially offset by investments in the 2827 Peachtree, Granite Park Six and 23Springs joint ventures in 2022, lower net proceeds from disposition activity in 2022 and higher investments in tenant and building improvements in 2022.

The change in net cash provided by/(used in) financing activities in the nine months ended September 30, 2022 as compared to 2021 was primarily due to net debt borrowings in 2022.

Capitalization

The following table sets forth the Company’s capitalization (in thousands, except per share amounts):

	September 30, 2022	December 31, 2021
Mortgages and notes payable, net, at recorded book value	$2,973,369	$2,788,915
Preferred Stock, at liquidation value	$28,821	$28,821
Common Stock outstanding	105,198	104,893
Common Units outstanding (not owned by the Company)	2,382	2,505
Per share stock price at period end	$26.96	$44.59
Market value of Common Stock and Common Units	$2,900,357	$4,788,877
Total capitalization	$5,902,547	$7,606,613

At September 30, 2022, our mortgages and notes payable and outstanding preferred stock represented 50.9% of our total capitalization and 40.4% of the undepreciated book value of our assets. See also “Executive Summary - Liquidity and Capital Resources.”

Our mortgages and notes payable as of September 30, 2022 consisted of $486.0 million of secured indebtedness with a weighted average interest rate of 3.62% and $2,503.3 million of unsecured indebtedness with a weighted average interest rate of 3.67%. The secured indebtedness was collateralized by real estate assets with an undepreciated book value of $742.1 million. As of September 30, 2022, $460.0 million of our debt does not bear interest at fixed rates or is not protected by interest rate hedge contracts.

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

During the third quarter of 2022, we acquired SIX50 at Legacy Union, a 367,000 square foot trophy office building in Charlotte’s Uptown CBD submarket, for a net purchase price of $198.0 million. The assets acquired and liabilities assumed were recorded at relative fair value as determined by management, with the assistance of third party specialists, based on information available at the acquisition date and on current assumptions as to future operations.

During the third quarter of 2022, we sold land in Richmond for a sales price of $23.3 million and recorded a gain on disposition of property of $9.4 million.

As of September 30, 2022, we were developing 1.4 million rentable square feet of office properties. The following table summarizes these announced and in-process office developments:

Property	Market	Own %	Consolidated (Y/N)	Rentable Square Feet	Anticipated Total Investment (1)	Investment As Of September 30, 2022 (1)	Pre Leased %	Estimated Completion	Estimated Stabilization
					($ in thousands)
23Springs (2)	Dallas	50.0%	N	642,000	$460,000	$75,177	17.1%	1Q 25	1Q 28
Granite Park Six (2)	Dallas	50.0%	N	422,000	200,000	71,777	12.4	4Q 23	1Q 26
GlenLake III Office & Retail (3)	Raleigh	100.0%	Y	218,250	94,600	30,938	14.6	3Q 23	1Q 26
2827 Peachtree	Atlanta	50.0%	N	135,300	79,000	28,151	72.0	3Q 23	1Q 25
Four Morrocroft	Charlotte	100.0%	Y	18,000	12,000	656	100.0	2Q24	2Q24
				1,435,550	$845,600	$206,699	21.6%
__________
(1)Includes deferred lease commissions which are classified in deferred leasing costs on our Consolidated Balance Sheet.
(2)Investment includes capitalized interest only on the construction loan portion of the project.
(3)Retail portion recorded on our Consolidated Balance Sheet as land held for development, not development in-process.

Financing Activity

During 2020, we entered into separate equity distribution agreements with each of Wells Fargo Securities, LLC, BofA Securities, Inc., BTIG, LLC, Capital One Securities, Inc., Fifth Third Securities, Inc., Jefferies LLC, J.P. Morgan Securities LLC, Regions Securities LLC and SunTrust Robinson Humphrey, Inc. Under the terms of the equity distribution agreements, the Company may offer and sell up to $300.0 million in aggregate gross sales price of shares of Common Stock from time to time through such firms, acting as agents of the Company or as principals. Sales of the shares, if any, may be made by means of ordinary brokers’ transactions on the New York Stock Exchange (“NYSE”) or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices or as otherwise agreed with any of such firms (which may include block trades). There were no shares of Common Stock issued under these agreements during the third quarter of 2022.

Our $750.0 million unsecured revolving credit facility is scheduled to mature in March 2025 and includes an accordion feature that allows for an additional $400.0 million of borrowing capacity subject to additional lender commitments. Assuming no defaults have occurred, we have an option to extend the maturity for two additional six-month periods. During the second quarter of 2022, in connection with the modification of our $200.0 million term loan as discussed below, the interest rate on our revolving credit facility was converted from LIBOR plus 90 basis points to SOFR plus a related spread adjustment of 10 basis points and a borrowing spread of 85 basis points, based on current credit ratings. The annual facility fee is 20 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody’s Investors Service or Standard & Poor’s Ratings Services. We may be entitled to a temporary reduction in the interest rate of one basis point provided we meet certain sustainability goals with respect to the ongoing reduction of greenhouse gas emissions. There was $110.0 million and $170.0 million outstanding under our revolving credit facility at September 30, 2022 and October 18, 2022, respectively. At both September 30, 2022 and October 18, 2022, we had $0.1 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at September 30, 2022 and October 18, 2022 was $639.9 million and $579.9 million, respectively.

During the second quarter of 2022, we modified our $200.0 million unsecured bank term loan to extend the maturity date from November 2022 to May 2026. As part of this modification, we also obtained a $150.0 million delayed-draw term loan, which was drawn in its entirety in the third quarter of 2022, that is scheduled to mature in May 2027. The interest rate, based on current credit ratings, is SOFR plus a related spread adjustment of 10 basis points and a borrowing spread of 95 basis points. The interest rate is based on the higher of the publicly announced ratings from Moody’s Investors Service or Standard & Poor’s Ratings Services. We may be entitled to a temporary reduction in the interest rate of one basis point provided we meet certain sustainability goals with respect to the ongoing reduction of greenhouse gas emissions. We incurred $2.7 million of debt issuance costs, which are being amortized along with certain existing unamortized debt issuance costs over the remaining term of our modified term loan.

On October 11, 2022, we obtained a $200.0 million, two-year unsecured bank term loan that is scheduled to mature in October 2024 and reduces the existing accordion feature on our $750.0 million unsecured revolving credit facility from $400.0 million to $200.0 million. Assuming no defaults have occurred, we have an option to extend the maturity for one additional year. The interest rate, based on current credit ratings, is SOFR plus a related spread adjustment of 10 basis points and a borrowing spread of 95 basis points. The interest rate is based on the higher of the publicly announced ratings from Moody’s Investors Service or Standard & Poor’s Ratings Services. We may be entitled to a temporary reduction in the interest rate of one basis point provided we meet certain sustainability goals with respect to the ongoing reduction of greenhouse gas emissions.

On October 17, 2022, we used the additional $200.0 million of borrowings, together with available cash and borrowings under our revolving credit facility, to prepay without penalty $250.0 million principal amount of 3.625% unsecured notes that were scheduled to mature in January 2023.

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

On October 20, 2022, the Company declared a cash dividend of $0.50 per share of Common Stock, which is payable on December 13, 2022 to stockholders of record as of November 21, 2022.

During the third quarter of 2022, the Company declared and paid a cash dividend of $0.50 per share of Common Stock.

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

We had $23.1 million of cash and cash equivalents as of September 30, 2022. The unused capacity of our revolving credit facility at September 30, 2022 and October 18, 2022 was $639.9 million and $579.9 million, respectively, excluding an accordion feature that allows for an additional $400.0 million and $200.0 million, respectively, of borrowing capacity subject to additional lender commitments.

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

See also “Executive Summary - Liquidity and Capital Resources.”

Critical Accounting Estimates

There were no changes made by management to the critical accounting policies in the nine months ended September 30, 2022. For a description of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our 2021 Annual Report on Form 10-K.

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

The following table sets forth the Company’s FFO, FFO available for common stockholders and FFO available for common stockholders per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Funds from operations:
Net income	$40,110	$75,587	$134,815	$194,286
Net (income) attributable to noncontrolling interests in consolidated affiliates	(357)	(894)	(880)	(1,469)
Depreciation and amortization of real estate assets	72,323	65,823	210,362	187,344
Impairments of depreciable properties	—	—	35,000	—
(Gains) on disposition of depreciable properties	—	(37,309)	(47,807)	(79,108)
Unconsolidated affiliates:
Depreciation and amortization of real estate assets	181	185	548	584
Funds from operations	112,257	103,392	332,038	301,637
Dividends on Preferred Stock	(621)	(621)	(1,864)	(1,864)
Funds from operations available for common stockholders	$111,636	$102,771	$330,174	$299,773
Funds from operations available for common stockholders per share	$1.04	$0.96	$3.07	$2.80
Weighted average shares outstanding (1)	107,601	107,139	107,570	106,972
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

As of September 30, 2022, our same property portfolio consisted of 148 in-service properties encompassing 24.4 million rentable square feet that were wholly owned during the entirety of the periods presented (from January 1, 2021 to September 30, 2022). As of December 31, 2021, our same property portfolio consisted of 148 in-service properties encompassing 24.2 million rentable square feet that were wholly owned during the entirety of the periods presented (from January 1, 2020 to December 31, 2021). The change in our same property portfolio was due to the addition of five acquired properties encompassing 0.6 million rentable square feet, offset by the removal of five properties encompassing 0.4 million rentable square feet that were sold during 2022.

Rental and other revenues related to properties not in our same property portfolio were $29.2 million and $24.8 million for the three months ended September 30, 2022 and 2021, respectively, and $88.4 million and $52.1 million for the nine months ended September 30, 2022 and 2021, respectively. Rental property and other expenses related to properties not in our same property portfolio were $7.2 million and $7.8 million for the three months ended September 30, 2022 and 2021, respectively, and $21.5 million and $16.8 million for the nine months ended September 30, 2022 and 2021, respectively.

The following table sets forth the Company’s NOI, same property NOI and same property cash NOI (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$40,110	$75,587	$134,815	$194,286
Equity in earnings of unconsolidated affiliates	(457)	(546)	(1,083)	(1,614)
Gains on disposition of property	(9,402)	(38,572)	(63,546)	(80,371)
Other income	(138)	(424)	(621)	(1,068)
Interest expense	26,392	21,986	75,812	60,755
General and administrative expenses	9,586	10,350	32,733	30,409
Impairments of real estate assets	1,515	—	36,515	—
Depreciation and amortization	73,057	66,547	212,466	189,423
Net operating income	140,663	134,928	427,091	391,820
Non same property and other net operating income	(22,018)	(16,925)	(66,899)	(35,293)
Same property net operating income	$118,645	$118,003	$360,192	$356,527

Same property net operating income	$118,645	$118,003	$360,192	$356,527
Lease termination fees, straight-line rent and other non-cash adjustments (1)	(5,401)	(2,809)	(11,952)	(10,291)
Same property cash net operating income	$113,244	$115,194	$348,240	$346,236
__________
(1)    Includes $0.3 million and $0.1 million of temporary rent deferrals granted by the Company, net of repayments, during the three and nine months ended September 30, 2022, respectively. Includes $0.4 million and $2.4 million of repayments of temporary rent deferrals, net of additional temporary rent deferrals granted by the Company, during the three and nine months ended September 30, 2021, respectively.

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

At September 30, 2022, we had $2,529.3 million principal amount of fixed rate debt outstanding, a $4.9 million decrease as compared to December 31, 2021, excluding debt with a variable rate that is effectively fixed by related interest rate hedge contracts. The estimated aggregate fair market value of this debt was $2,187.1 million. If interest rates had been 100 basis points higher, the aggregate fair market value of our fixed rate debt would have been $111.4 million lower. If interest rates had been 100 basis points lower, the aggregate fair market value of our fixed rate debt would have been $119.7 million higher.

At September 30, 2022, we had $460.0 million of variable rate debt outstanding, a $240.0 million increase as compared to December 31, 2021, not protected by interest rate hedge contracts. If the weighted average interest rate on this variable rate debt had been 100 basis points higher or lower, the annual interest expense at September 30, 2022 would increase or decrease by $4.6 million.

ITEM 4. CONTROLS AND PROCEDURES

SEC rules require us to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our annual and periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow for timely decisions regarding required disclosure. The Company’s CEO and CFO have concluded that the disclosure controls and procedures of the Company and the Operating Partnership were each effective as of September 30, 2022.

SEC rules also require us to establish and maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in internal control over financial reporting during the three months ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were also no changes in internal control over financial reporting during the three months ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Date: October 25, 2022