Form 10-K
period 2022-12-31
HIGHWOODS PROPERTIES, INC.; HIGHWOODS REALTY LTD PARTNERSHIP
filed 2023-02-07
CIK 921082, 941713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2022
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
Highwoods Properties, Inc.  Yes  ☐    No ☒    Highwoods Realty Limited Partnership  Yes  ☐    No ☒

If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
Highwoods Properties, Inc.  ☐        Highwoods Realty Limited Partnership   ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).
Highwoods Properties, Inc.  ☐        Highwoods Realty Limited Partnership   ☐

The aggregate market value of shares of Common Stock of Highwoods Properties, Inc. held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on June 30, 2022 was approximately $3.5 billion. As of January 27, 2023, there were 105,210,858 shares of Common Stock outstanding.

There is no public trading market for the Common Units of Highwoods Realty Limited Partnership. As a result, an aggregate market value of the Common Units of Highwoods Realty Limited Partnership cannot be determined.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of Highwoods Properties, Inc. to be filed in connection with its Annual Meeting of Stockholders to be held May 16, 2023 are incorporated by reference in Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14.

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

Certain information contained herein is presented as of January 27, 2023, the latest practicable date for financial information prior to the filing of this Annual Report.

Except as otherwise noted, all property-level operational information presented herein, including the information set forth in “Part I, Item 2. Properties,” includes in-service wholly owned properties and in-service properties owned by consolidated joint ventures (at 100%) other than properties owned by Highwoods-Markel Associates, LLC (“Markel”). Development projects are not considered in-service properties until such projects are completed and stabilized. Stabilization occurs at the beginning of the first quarter after the earlier of the projected stabilization date and the date on which a project's occupancy generally exceeds 93%.

Markel is a joint venture in which we own a 50% interest that was consolidated as of December 31, 2022. Effective January 1, 2023, the agreement governing the joint venture was modified to require the consent of both partners for major operating and financial policies of the entity. As a result, even though we remain the managing member, because we are no longer in sole control of the major operating and financial policies of the entity, we will no longer consolidate Markel and will account for the joint venture using the equity method of accounting effective January 1, 2023.

This report combines the Annual Reports on Form 10-K for the period ended December 31, 2022 of the Company and the Operating Partnership. We believe combining the annual reports into this single report results in the following benefits:

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

•Note 10 - Equity; and

•Note 13 - Earnings Per Share and Per Unit.

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

As of December 31, 2022, the Company owned all of the Preferred Units and 104.8 million, or 97.8%, of the Common Units in the Operating Partnership. Limited partners owned the remaining 2.4 million Common Units. Generally, the Operating Partnership is obligated to redeem each Common Unit at the request of the holder thereof for cash equal to the value of one share of Common Stock based on the average of the market price for the 10 trading days immediately preceding the notice date of such redemption, provided that the Company, at its option, may elect to acquire any such Common Units presented for redemption for cash or one share of Common Stock. The Common Units owned by the Company are not redeemable.

The Company was incorporated in Maryland in 1994. The Operating Partnership was formed in North Carolina in 1994. Our executive offices are located at 150 Fayetteville Street, Suite 1400, Raleigh, NC 27601, and our telephone number is (919) 872-4924.

Our primary business is the operation, acquisition and development of office properties. There are no material inter-segment transactions. See Note 15 to our Consolidated Financial Statements for a summary of the rental and other revenues, net operating income and assets for each reportable segment.

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

During 2022, the Company filed unqualified Section 303A certifications with the NYSE. The Company and the Operating Partnership have also filed the CEO and CFO certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as exhibits to this Annual Report.

Our Strategy

We are in the work-placemaking business. We believe that in creating environments and experiences where the best and brightest can achieve together what they cannot apart, we can deliver greater value to our customers, their teammates and, in turn, our stockholders. Our simple strategy is to own and operate high-quality workplaces in the BBDs within our footprint, maintain a strong balance sheet to be opportunistic throughout economic cycles, employ a talented and dedicated team and communicate transparently with all stakeholders. We focus on owning and managing buildings in the most dynamic and vibrant BBDs. BBDs are highly-energized and amenitized workplace locations that enhance our customers’ ability to attract and retain talent. They are both urban and suburban. Providing the most talent-supportive workplace options in these environments is core to our work-placemaking strategy.

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

Since the beginning of 2019, we have acquired (on a wholly-owned or joint venture basis) 4.0 million square feet of trophy office assets for a total gross investment of $1.9 billion, placed in service 2.1 million square feet of highly pre-leased new office development for a total gross investment of $762.0 million and sold 7.1 million square feet of non-core assets for $1.1 billion. As of December 31, 2022, our wholly-owned and joint venture development pipeline consisted of in-process developments with a total anticipated gross investment of $928.6 million. During this timeframe, we have completed our exit from Greensboro and Memphis, announced our plan to exit Pittsburgh and entered Charlotte and Dallas, two higher-growth markets.

Geographic Diversification. Our core portfolio consists primarily of office properties in Atlanta, Charlotte, Dallas, Nashville, Orlando, Raleigh, Richmond and Tampa. We do not believe that our operations are significantly dependent upon any particular geographic market.

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

Environmental Resiliency

We are firmly committed to our intrinsic and societal responsibility to routinely minimize all environmental impacts resulting from the development and operation of our properties. Our plan is to continue minimizing our energy intensity, carbon emissions and water consumption and strive to mitigate pollution, ensure environmental compliance and create healthy and productive workspaces for our customers and communities. To support and advance the environmental component of our long-term resiliency initiatives, we have formed a management-level corporate resiliency team that is overseen by the investment committee of the Company’s Board of Directors. The corporate resiliency team, comprised of a diverse group of disciplines including executive leadership, is charged with refining our long-term resiliency strategy, driving performance improvements across our portfolio and establishing and tracking progress towards goals. More information regarding our sustainability strategy and progress towards reaching our target goals is available in the Company’s Proxy Statement filed in connection with our annual meeting of stockholders and in our annual corporate resiliency report that can be found under the “Service Not Space/Sustainability” section of our website. Information on our website is not considered part of this Annual Report.

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

Human Capital Resources

We focus our real estate activities in markets where we have extensive local knowledge and own a significant amount of assets. As a result, we operate division offices in Atlanta, Nashville, Orlando, Raleigh, Richmond and Tampa, which are led by seasoned real estate professionals with significant commercial real estate experience managing across multiple economic cycles. Over the long-term, we plan to open division offices in Charlotte and Dallas. Shared corporate services, such as accounting, technology, development, asset management, marketing, human resources, legal and tax, are primarily based in Raleigh. Our senior leadership team, led by our CEO, is based in Raleigh and oversees all of the Company’s operations.

Fully-Integrated. Unlike some other REITs, which outsource the leasing, management, maintenance and/or customer service of their properties entirely to third parties, we are a fully-integrated REIT that generally staffs the leasing, management, maintenance and customer service of our own portfolio. We believe being a fully-integrated REIT is in the best long-term interests of our stockholders for a number of reasons:

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

Above all, being a fully-integrated REIT across these diverse functional areas gives us the benefit of engaging and responding to our customers’ needs as an owner versus a vendor. We believe this distinction, a core component of our value proposition, translates into improved customer service and higher customer retention.

We had 345 full-time employees as of December 31, 2022, three fewer than we had as of December 31, 2021. Over the past three years, our average annual turnover rate was 14%, substantially lower than the average national industry turnover rate of 24.3% as reported by the Bureau of Labor Statistics. Our turnover rate was 21% for 2022 largely due to the continued volatility in the job markets in the aftermath of the COVID-19 pandemic. However, this was lower than the average national industry turnover rate of 25.8% and we have generally backfilled most of these positions. Moreover, through our efforts in providing internship and cooperative education opportunities for future real estate professionals, we have identified a pool of talented professionals capable of filling future hiring needs. As of December 31, 2022, the average tenure of our employees was 10 years and the average age was 49 years.

Approximately 69% of our employees work in one of our division offices, most of which are directly involved in the management and maintenance of our portfolio. These include property managers, maintenance engineers and technicians, HVAC technicians and project managers. Personnel salaries and related costs of employees directly involved in the management and maintenance of our portfolio are allocated to our portfolio and recorded as rental property and other expenses. Approximately 2% of our employees work in our corporate development department and are directly involved in our development pipeline. When applicable, personnel salaries and related costs of such development employees are capitalized as a development expenditure. Approximately 3% of our employees are leasing professionals principally responsible for leasing our portfolio. When applicable, commissions and related costs of such leasing employees are capitalized as a leasing expenditure. Generally, all other employee costs are recorded as general and administrative expenses. In 2022, the total cost of our workforce, including salaries, commissions, bonuses, equity and non-equity incentive compensation and employee benefits was approximately $61 million.

We continually conduct risk assessments of our human capital needs. Additionally, we prioritize succession planning across various levels of our company to ensure seamless transitions as employees are promoted, retire or otherwise depart from their current positions. One of our most significant human capital risks, which has been identified by many employers in our markets and throughout the country, concerns an increasing shortage of trade professionals in the future, as there are fewer younger trade professionals entering the workforce to replace retiring workers. Approximately 33% of our employees are highly specialized and skilled trade professionals, such as maintenance engineers and technicians and HVAC technicians. The average age of our trade professionals is 51 years, which is approximately four years older than the average age of the remainder of our employee base. To proactively combat the potential future shortage of skilled trade professionals, we have partnered with local trade schools in some of our markets to implement an apprenticeship program to encourage and incentivize younger workers to obtain the technical skills necessary to become a trade professional. In turn, we hope this program will create a pipeline of future maintenance engineers and technicians and HVAC technicians to join our company.

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

•Competitive match on contributions to our 401(k) retirement savings plan, in which over 95% of our employees participate; and

•15% discount on purchasing Common Stock through our employee stock purchase plan, in which nearly 35% of our employees participate.

All employees are paid a base salary. Nearly 50% of employees are eligible to receive an annual bonus, which usually ranges from 5% to 30% of the employee’s base salary. All employees are also eligible to receive a discretionary bonus from time to time to incentivize and reward excellent performance. Approximately 15% to 30% of employees typically receive a discretionary bonus each year, which usually ranges from $500 to $2,000.

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

We do not believe that we have compensation policies or practices that create risks that are reasonably likely to have a material adverse effect on our company. For example, the development cash incentive program does not create an inappropriate risk because all development projects (inclusive of any such incentive compensation) must be approved in advance by our executive officers and, in most cases, the full board or the investment committee of our board, none of whom are eligible to receive such incentives. Likewise, the payment of leasing commissions does not create an inappropriate risk because amounts payable are derived from net effective cash rents (which deducts leasing capital expenditures and operating expenses) and leases must be executed by an officer of our company, none of whom are eligible to receive such commissions. Generally, lease transactions of a particular size or that contain terms or conditions that exceed certain guidelines also must be approved in advance by our senior leadership team. Additionally, we have an internal guideline whereby customers that account for more than 3% of our annualized revenues are periodically reviewed with the board. As of December 31, 2022, only Bank of America (3.8%) and Asurion (3.6%) accounted for more than 3% of our annualized GAAP revenues.

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

Employee Empowerment. While we own and operate a collection of high-quality office assets, we believe our team of dedicated real estate professionals is also critically important to our success. Over the past five years, by simplifying and streamlining our operations, we have reduced our overall headcount by nearly 100. This right-sizing of our employee base has created, and will continue to create, opportunities for individual career growth. The Company has long demonstrated a commitment to individual career growth. For example, nearly one-third of our current employees have had significant career advancement during their tenure with us. Through periodic career conversations that are held at least once a year with our employees, we create an environment that fosters and encourages an “ownership” mentality throughout our company and empowers our employees to continuously seek new and better ways of doing business.

In addition to supporting the career growth of our employees, we also seek to grow as an employer. We periodically solicit feedback from our employees through the use of employee engagement surveys to monitor and improve employee satisfaction in order to retain and recruit a talented workforce. During 2021, we surveyed all of our employees with respect to diversity and inclusion and many of our employees with respect to work environment satisfaction. During 2022, we conducted an engagement survey.

Diversity and Inclusion. Diversity and inclusion is a core value for our company. We strive to create a diverse and inclusive environment in an authentic and meaningful way. We are an equal opportunity employer, with all qualified applicants receiving consideration for employment without regard to race, color, religion, sex, sexual orientation, gender identity, national origin, disability or protected veteran status. As of December 31, 2022, 36% of our employees were female and 26% of our employees were persons of color. Of the new employees hired during 2022, 39% were female and 39% were persons of color.

We have a robust diversity and inclusion program, called the “Heart of Highwoods,” with the overall goal of creating opportunities for all people in the commercial real estate industry, in the local communities in which we operate and among our own teammates at the Company. First, like all federal government contractors, we have established goals and methods to be sure we are providing opportunities to small and minority vendors to compete for work with our company. Second, we are providing opportunities for our employees to volunteer within their communities through the recently added paid volunteer time off benefit and an additional paid holiday on Martin Luther King, Jr. Day, a national day of service. Third, we have a diversity and inclusion group, called the “DIG,” made up of employees who advocate for diversity and inclusion throughout our company. In 2022, the DIG focused on creating relationships with local schools that support disadvantaged and minority students, creating clear Company-wide communication, encouraging personal career growth and continuing to expand and diversify our vendor base.

ITEM 1A. RISK FACTORS

An investment in our securities involves various risks. Investors should carefully consider the following risk factors in conjunction with the other information contained in this Annual Report before trading in our securities. If any of these risks actually occur, our business, results of operations, prospects and financial condition could be adversely affected.

Risks Related to our Operations

Potential changes in customer behavior, such as the continued social acceptance, desirability and perceived economic benefits of work-from-home arrangements, could materially and negatively impact the future demand for office space over the long-term. The COVID-19 pandemic has had, and another pandemic in the future could have, repercussions across regional and global economies and financial markets. Most countries, including the United States, reacted to the pandemic by restricting many business and travel activities, mandating the partial or complete closures of certain business and schools and taking other actions to mitigate the spread of the virus, most of which had a disruptive effect on economic activity, including the use of and demand for office space. Many private businesses, including some of our customers, continue to permit some or all of their employees to work from home some or all of the time even after the pandemic has subsided. Potential changes in customer behavior, such as the continued social acceptance, desirability and perceived economic benefits of work-from-home arrangements prompted initially by the pandemic, could materially and negatively impact the future demand for office space over the long-term.

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

The key components affecting our rental and other revenues are average occupancy, rental rates, cost recovery income, new developments placed in service, acquisitions and dispositions. Average occupancy generally increases during times of improving economic growth, as our ability to lease space outpaces vacancies that occur upon the expirations of existing leases. Average occupancy generally declines during times of slower or negative economic growth, when new vacancies tend to outpace our ability to lease space. In addition, the timing of changes in occupancy levels tends to lag the timing of changes in overall economic activity and employment levels. Occupancy in our office portfolio decreased from 91.2% as of December 31, 2021 to 91.0% as of December 31, 2022. Average occupancy in future periods will be lower, perhaps significantly lower, if potential changes in customer behavior, such as the continued social acceptance, desirability and perceived economic benefits of work-from-home arrangements, result in reduced future demand for office space over the long-term. For additional information regarding our average occupancy and rental rate trends over the past five years, see “Item 2. Properties.” Lower rental revenues that result from lower average occupancy or lower rental rates with respect to our same property portfolio will adversely affect our results of operations unless offset by the impact of any newly acquired or developed properties or lower variable operating expenses, general and administrative expenses and/or interest expense.

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

An oversupply of space in our markets often causes rental rates and occupancies to decline, making it more difficult for us to lease space at attractive rental rates, if at all. Undeveloped land in many of the markets in which we operate is generally more readily available and less expensive than in higher barrier-to-entry markets. As a result, even during times of positive economic growth, we and/or our competitors could construct new buildings that would compete with our existing properties. Any such oversupply could result in lower occupancy and rental rates in our portfolio, which would have a negative impact on our results of operations.

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

We face risks associated with security breaches through cyber attacks, cyber intrusions, ransomware or otherwise, as well as other significant disruptions of our information technology (“IT”) networks and related systems. We face risks associated with security breaches, whether through cyber attacks or cyber intrusions over the Internet, malware, ransomware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations (including managing our building systems) and, in some cases, may be critical to the operations of certain of our customers. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.

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

Risks Related to our Investment Activities

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

Our use of joint ventures may limit our control over and flexibility with jointly owned investments. From time to time, we own, develop and acquire properties in joint ventures with other persons or entities when circumstances warrant the use of these structures. Types of joint venture investments include noncontrolling ownership interests in entities such as partnerships and limited liability companies and tenant-in-common interests in which we own less than 100% of the undivided interests in a real estate asset. In some cases, we rely on our joint venture partners to manage and lease the properties. Our participation in joint ventures is subject to the risks that:

•we could become engaged in a dispute with any of our joint venture partners that might affect our ability to develop or operate a property;

•some of our joint ventures are subject to debt and the refinancing of such debt may require equity capital calls;

•our joint venture partners may default on their obligations necessitating that we fulfill their obligation ourselves;

•our joint ventures may be unable to repay any amounts that we may loan to them;

•we may need our joint venture partner’s approval to take certain actions and, therefore, we may be unable to cause a joint venture to implement decisions that we consider advisable;

•our joint venture partners may have different objectives than we have regarding the appropriate timing and terms of any renovation, sale or refinancing of properties;

•with respect to certain joint ventures, our joint venture partner has a right to sell its interest to us under certain circumstances for fair market value (less estimated costs to sell) at various dates in the future;

•with respect to certain joint ventures, our joint venture partner has a right to receive additional consideration from us or the joint venture under certain circumstances if and to the extent the internal rate of return on the applicable development project exceeds certain thresholds;

•our joint venture partners may be structured differently than us for tax purposes, which could create conflicts of interest; and

•we or our joint venture partners may have competing interests in our markets that could create conflicts of interest.

We face risks associated with the development of mixed-use commercial properties. We operate, are currently developing and may in the future develop properties either alone or through joint ventures with other persons that are known as “mixed-use” developments. This means that in addition to the development of office space, the project may also include space for residential, retail, hotel or other commercial purposes. We have less experience in developing and managing non-office real estate than we do with office real estate. As a result, if a development project includes a non-office use, we may seek to develop that component ourselves, sell the rights to that component to a third-party developer with experience in that use or we may seek to partner with such a developer. If we do not sell the rights or partner with such a developer, or if we choose to develop the other component ourselves, we would be exposed not only to those risks typically associated with the development of commercial real estate generally, but also to specific risks associated with the development and ownership of non-office real estate. In addition, even if we sell the rights to develop the other component or elect to participate in the development through a joint venture, we may be exposed to the risks associated with the failure of the other party to complete the development as expected. These include the risk that the other party would default on its obligations necessitating that we complete the other component ourselves (including providing any necessary financing).

We own certain properties subject to ground leases that limit our uses of the properties, restrict our ability to sell or otherwise transfer the properties and expose us to the loss of the properties if such agreements are breached by us, terminated or not renewed. As of December 31, 2022, we owned 2.8 million square feet of office space located on various land parcels that we lease on a long-term basis. Many of these ground leases impose significant limitations on our uses of the subject property, restrict our ability to sell or otherwise transfer our interests in the property or restrict our leasing of the property. These restrictions may limit our ability to timely sell or exchange the properties, impair the properties’ value or negatively impact our ability to find suitable customers for the properties. In addition, if we default under the terms of any particular ground lease, we may lose the ownership rights to the property subject to the ground lease. Upon expiration of a ground lease, we may not be able to renegotiate a new ground lease on favorable terms, if at all. The loss of the ownership rights to these properties or an increase of rental expense could have a material adverse effect on our results of operations, financial condition and cash flows.

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

Increases in interest rates would increase our interest expense. As of December 31, 2022, we had $936.0 million of variable rate debt outstanding not protected by interest rate hedge contracts. We may incur additional variable rate debt in the future. If interest rates increase, then so would the interest expense on our unhedged variable rate debt, which would adversely affect our financial condition and results of operations. From time to time, we manage our exposure to interest rate risk with interest rate hedge contracts that effectively fix or cap a portion of our variable rate debt. In addition, we utilize fixed rate debt at market rates. If interest rates decrease, the fair market value of any existing interest rate hedge contracts on outstanding fixed-rate debt would decline.

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

We face the risk that third parties will not be able to service or repay loans we make to them. From time to time, we have loaned and in the future may loan funds to a buyer to facilitate the sale of an asset or in connection with the formation of a joint venture to acquire and/or develop a property. Making these loans subjects us to the following risks, each of which could have a material adverse effect on our cash flow, results of operations and/or financial condition:

•the third party may be unable to make full and timely payments of interest and principal on the loan when due;

•if the buyer to whom we provide seller financing does not manage the property well, or the property otherwise fails to meet financial projections, performs poorly or declines in value, then the buyer may not have the funds or ability to raise new debt with which to make required payments of interest and principal to us;

•if we loan funds to a joint venture, and the joint venture is unable to make required payments of interest or principal, or both, or there are disagreements with respect to the repayment of the loan or other matters, then we could have a resulting dispute with our partner, and such a dispute could harm our relationship with our partner and cause delays in developing or selling the property or the failure to properly manage the property; and

•if we loan funds to a joint venture and the joint venture is unable to make required payments of interest and principal, or both, then we may exercise remedies available to us in the joint venture agreement that could allow us to increase our ownership interest or our control over major decisions, or both, which could result in an unconsolidated joint venture becoming consolidated with our financial statements; doing so could require us to reallocate the purchase price among the various asset and liability components and this could result in material changes to our reported results of operations and financial condition.

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

•the attractiveness of securities of REITs, and office REITs in particular, in comparison to other asset classes;

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

Cash distributions reduce the amount of cash that would otherwise be available for other business purposes, including paying off debt, reinvesting in our existing portfolio or funding future growth initiatives. For the Company to maintain its qualification as a REIT, it must annually distribute to its stockholders at least 90% of REIT taxable income, excluding net capital gains. In addition, although capital gains are not required to be distributed to maintain REIT status, taxable capital gains, if any, that are generated as part of our investment activities are subject to federal and state income tax unless such gains are distributed to our stockholders. Cash distributions made to stockholders to maintain REIT status or to distribute otherwise taxable capital gains limit our ability to accumulate capital for other business purposes, including paying off debt, reinvesting in our existing portfolio or funding future growth initiatives.

Further issuances of equity securities may adversely affect the market price of our Common Stock and may be dilutive to current stockholders. The sales of a substantial number of Common Shares, or the perception that such sales could occur, could adversely affect the market price of our Common Stock. We have filed a registration statement with the SEC allowing us to offer, from time to time, an indeterminate amount of equity securities (including Common Stock and Preferred Stock) on an as-needed basis and subject to our ability to effect offerings on satisfactory terms based on prevailing conditions. In addition, the Company’s Board of Directors has, from time to time, authorized the Company to issue shares of Common Stock pursuant to the Company’s equity sales agreements. The interests of our existing stockholders could be diluted if additional equity securities are issued to finance future developments and acquisitions or repay indebtedness. Our ability to execute our business strategy depends on our access to an appropriate blend of: non-core asset sales; debt financing, including unsecured lines of credit and other forms of secured and unsecured debt; and equity financing, including common equity.

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

•Business combinations. Pursuant to the Company’s charter and Maryland law, the Company cannot merge into or consolidate with another corporation or enter into a statutory share exchange transaction in which the Company is not the surviving entity or sell all or substantially all of its assets unless the Company’s Board of Directors adopts a resolution declaring the proposed transaction advisable and a majority of the stockholders voting together as a single class approve the transaction. Maryland law prohibits stockholders from taking action by written consent unless all stockholders consent in writing. The practical effect of this limitation is that any action required or permitted to be taken by the Company’s stockholders may only be taken if it is properly brought before an annual or special meeting of stockholders. The Company’s bylaws further provide that in order for a stockholder to properly bring any matter before a meeting, the stockholder must comply with requirements regarding advance notice. The foregoing provisions could have the effect of delaying until the next annual meeting stockholder actions that the holders of a majority of the Company’s outstanding voting securities favor. These provisions may also discourage another person from making a tender offer for the Company’s common stock, because such person or entity, even if it acquired a majority of the Company’s outstanding voting securities, would likely be able to take action as a stockholder, such as electing new directors or approving a merger, only at a duly called stockholders meeting. Maryland law also establishes special requirements with respect to business combinations between Maryland corporations and interested stockholders unless exemptions apply. Among other things, the law prohibits for five years a merger and other similar transactions between a corporation and an interested stockholder and requires a supermajority vote for such transactions after the end of the five-year period. The Company’s charter contains a provision exempting the Company from the Maryland business combination statute. However, we cannot assure you that this charter provision will not be amended or repealed at any point in the future.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Properties

The following table sets forth information about our portfolio by geographic location as of December 31, 2022:

Market	Rentable Square Feet	Occupancy	Percentage of Annualized GAAP Rental Revenue (1)
Raleigh	6,335,000	92.0%	22.3%
Nashville	5,230,000	95.0	21.6
Atlanta	4,926,000	88.3	16.8
Tampa	3,340,000	87.1	11.7
Charlotte	1,970,000	94.3	10.1
Orlando	1,790,000	88.9	6.0
Richmond	1,844,000	89.9	4.6
Other	2,155,000	90.9	6.9
Total	27,590,000	91.0%	100.0%
__________
(1)Annualized GAAP Rental Revenue is GAAP rental revenue (base rent plus cost recovery income, including straight-line rent) from our office properties for the month of December 2022 multiplied by 12.

The following table sets forth the net changes in rentable square footage of our portfolio:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Acquisitions	367	2,266	—
Developments Placed In-Service	263	897	—
Remeasurements/Other	(11)	(3)	(40)
Dispositions	(437)	(1,661)	(4,489)
Net Change in Rentable Square Footage	182	1,499	(4,529)

The following table sets forth operating information about our portfolio:

	Average Occupancy	Annualized GAAP Rent Per Square Foot (1)	Annualized Cash Rent Per Square Foot (2)
2018	91.7%	$24.68	$24.06
2019	91.4%	$26.46	$25.06
2020	90.7%	$29.23	$28.21
2021	90.0%	$30.75	$29.63
2022	90.8%	$31.89	$30.51
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

Customers

The following table sets forth information concerning the 20 largest customers in our portfolio as of December 31, 2022:

Customer	Rentable Square Feet	Annualized GAAP Rental Revenue (1)	Percent of Total Annualized GAAP Rental Revenue (1)	Weighted Average Remaining Lease Term in Years
		(in thousands)
Bank of America	652,313	$30,317	3.79%	10.9
Asurion	543,794	28,955	3.62	13.8
Federal Government	867,006	23,907	2.99	4.4
Bridgestone Americas	506,128	20,277	2.53	14.7
Metropolitan Life Insurance	667,228	19,777	2.47	8.1
PPG Industries	370,927	11,177	1.4	8.5
Mars Petcare	223,700	9,979	1.25	8.4
Vanderbilt University	294,389	8,986	1.12	3.4
EQT	317,052	7,848	0.98	1.8
Bass, Berry & Sims	213,951	7,420	0.93	2.1
Albemarle Corporation	162,368	6,972	0.87	11.1
Deloitte & Touche	158,914	6,763	0.84	7.1
Tivity	263,598	6,753	0.84	0.2
Novelis	168,949	5,953	0.74	1.7
Lifepoint Corporate Services	202,991	5,579	0.7	6.3
State of Georgia	288,443	5,560	0.69	2.0
Regus	169,833	5,528	0.69	5.8
J.P. Morgan Chase & Co.	180,424	5,482	0.68	5.4
The CapFinancial Group, LLC	120,847	5,395	0.67	10.6
PNC Bank	162,223	5,384	0.67	4.9
Total	6,535,078	$228,012	28.47%	8.1
__________
(1)Annualized GAAP Rental Revenue is GAAP rental revenue (base rent plus cost recovery income, including straight-line rent) for the month of December 2022 multiplied by 12.

Lease Expirations

The following table sets forth scheduled lease expirations for existing leases in our portfolio as of December 31, 2022:

Lease Expiring (1)	Number of Leases Expiring	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases	Annualized GAAP Rental Revenue Under Expiring Leases (2)	Average Annual GAAP Rental Rate Per Square Foot for Expirations	Percent of Annualized GAAP Rental Revenue Represented by Expiring Leases (2)
				(in thousands)
2023 (3)	386	2,172,820	8.7%	$64,732	$29.79	8.4%
2024	331	2,735,421	10.9	85,534	31.27	11.2
2025	416	3,407,048	13.6	105,196	30.88	13.7
2026	267	2,278,837	9.1	69,180	30.36	9.0
2027	261	2,400,708	9.6	71,064	29.60	9.3
2028	151	2,236,063	8.9	66,430	29.71	8.7
2029	100	1,362,925	5.4	38,568	28.30	5.0
2030	138	1,850,762	7.3	47,536	25.68	6.2
2031	56	2,126,352	8.5	66,191	31.13	8.6
2032	47	714,103	2.8	24,680	34.56	3.2
Thereafter	114	3,831,091	15.2	127,127	33.18	16.7
	2,267	25,116,130	100.0%	$766,238	$30.51	100.0%
__________
(1)Expirations that have been renewed are reflected above based on the renewal expiration date. Expirations include leases related to completed not stabilized development properties but exclude leases related to developments in-process.
(2)Annualized GAAP Rental Revenue is GAAP rental revenue (base rent plus cost recovery income, including straight-line rent) for the month of December 2022 multiplied by 12.
(3)Includes 39,000 rentable square feet of leases that are on a month-to-month basis, which represent 0.2% of total annualized GAAP rental revenue.

In-Process Development

As of December 31, 2022, we were developing 1.6 million rentable square feet of office properties. The following table summarizes these announced and in-process office developments:

Property	Market	Own %	Consolidated (Y/N)	Rentable Square Feet	Anticipated Total Investment	Investment as of December 31, 2022)	Pre Leased %	Estimated Completion	Estimated Stabilization
					($ in thousands)
23Springs (1)	Dallas	50.0%	N	642,000	$460,000	$80,047	17.1%	1Q 25	1Q 28
Granite Park Six (1)	Dallas	50.0%	N	422,000	200,000	98,068	12.4	4Q 23	1Q 26
GlenLake III Office & Retail (2)	Raleigh	100.0%	Y	218,250	94,600	47,177	14.6	3Q 23	1Q 26
Midtown East	Tampa	50.0%	N	143,000	83,000	11,949	2.1	1Q 25	2Q 26
2827 Peachtree	Atlanta	50.0%	N	135,300	79,000	32,447	75.3	3Q 23	1Q 25
Four Morrocroft (2)(3)	Charlotte	100.0%	Y	18,000	12,000	713	100.0	2Q 24	2Q 24
				1,578,550	$928,600	$270,401	20.1%
__________
(1)Investment includes capitalized interest only on the construction loan portion of the project.
(2)Investment includes deferred lease commissions which are classified in deferred leasing costs on our Consolidated Balance Sheet.
(3)Recorded on our Consolidated Balance Sheet as land held for development, not development in-process.

Land Held for Development

As of December 31, 2022, we estimate that we can develop approximately 4.9 million rentable square feet of office space on the wholly-owned development land that we consider core assets for our future development needs. Our core office development land is zoned and available for development, and nearly all of the land has utility infrastructure in place. We believe that our commercially zoned and unencumbered land gives us a development advantage over other commercial office development companies in many of our markets. We also own additional development land on which we or third parties can develop approximately 2.8 million square feet of mixed-use real estate projects, including retail and multi-family.

Joint Venture Investments

The following table sets forth information about our in-service joint venture investments by geographic location as of December 31, 2022:

	Rentable Square Feet	Weighted Average Ownership Interest (1)	Occupancy
Market
Dallas	542,000	50.0%	95.6%
Kansas City (2)	292,000	50.0	85.1
Richmond (3)	345,000	50.0	94.9
Tampa (3)	152,000	80.0	88.2
Total	1,331,000	53.4%	92.2%
__________
(1)Weighted Average Ownership Interest is calculated using Rentable Square Feet.
(2)Excluding our 26.5% ownership interest in a real estate brokerage services company.
(3)This joint venture is consolidated.

In addition, we own 50.0% interests in 2827 Peachtree, Granite Park Six, 23Springs and Midtown East, four unconsolidated joint ventures. See “Item 2. Properties - In-Process Development.”

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

ITEM X. INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The Company is the sole general partner of the Operating Partnership. The following table sets forth information with respect to the Company’s executive officers:

Name	Age	Position and Background
Theodore J. Klinck	57	Director, President and Chief Executive Officer.
Mr. Klinck became a director and our chief executive officer in September 2019. Prior to that, Mr. Klinck was our president and chief operating officer since November 2018, our executive vice president and chief operating and investment officer from September 2015 to November 2018 and was senior vice president and chief investment officer from March 2012 to August 2015. Before joining us, Mr. Klinck served as principal and chief investment officer with Goddard Investment Group, a privately owned real estate investment firm. Previously, Mr. Klinck had been a managing director at Morgan Stanley Real Estate. Mr. Klinck is a member of NAREIT's Advisory Board, Raleigh Chamber Board and Chair of the First Tee of the Triangle.

Brian M. Leary	48
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

Brendan C. Maiorana	47	Executive Vice President and Chief Financial Officer.
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

Jeffrey D. Miller	52	Executive Vice President, General Counsel and Secretary.
Prior to joining us in March 2007, Mr. Miller was a partner with DLA Piper US, LLP, where he practiced since 2005. Previously, Mr. Miller had been a partner with Alston & Bird LLP. Mr. Miller is admitted to practice in North Carolina. Mr. Miller served as lead independent director of Hatteras Financial Corp., a publicly-traded mortgage REIT (NYSE:HTS), prior to its merger with Annaly Capital Management, Inc. (NYSE:NLY) in July 2016. Mr. Miller is a trustee of Ravenscroft School and a member of the Wake Forest School of Law Board of Visitors.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on the NYSE under the symbol “HIW.” On December 31, 2022, the Company had 623 common stockholders of record. There is no public trading market for the Common Units. On December 31, 2022, the Operating Partnership had 100 holders of record of Common Units (other than the Company). As of December 31, 2022, there were 105.2 million shares of Common Stock outstanding and 2.4 million Common Units outstanding not owned by the Company.

For information regarding our dividend payment history as well as a discussion of the factors that influence the decisions of the Company’s Board of Directors regarding dividends and distributions, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Dividends and Distributions.”

The following total return performance graph compares the performance of our Common Stock to the S&P 500 Index and the FTSE NAREIT All Equity REITs Index. The total return performance graph assumes an investment of $100 in our Common Stock and the two indices on December 31, 2017 and further assumes the reinvestment of all dividends. The FTSE NAREIT All Equity REITs Index is a free-float adjusted, market capitalization-weighted index of U.S. equity REITs. Constituents of the Index include all tax-qualified REITs with more than 50% of total assets in qualifying real estate assets other than mortgages secured by real property. Total return performance is not necessarily indicative of future results.

	For the Period from December 31, 2017 to December 31,
Index	2018	2019	2020	2021	2022
Highwoods Properties, Inc.	79.16	104.36	88.95	104.63	69.50
S&P 500 Index	95.62	125.72	148.85	191.58	156.88
FTSE NAREIT All Equity REITs Index	95.96	123.46	117.14	165.51	124.22

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

Information about the Company’s equity compensation plans and other related stockholder matters is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 16, 2023.

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

Disclosure Regarding Forward-Looking Statements

Some of the information in this Annual Report may contain forward-looking statements. Such statements include, in particular, statements about our plans, strategies and prospects under this section and under the heading “Item 1. Business.” You can identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions or expectations will be achieved. When considering such forward-looking statements, you should keep in mind important factors that could cause our actual results to differ materially from those contained in any forward-looking statement, including the following:

•the financial condition of our customers could deteriorate;

•our assumptions regarding potential losses related to customer financial difficulties could prove incorrect;

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

Executive Summary

We are in the work-placemaking business. We believe that in creating environments and experiences where the best and brightest can achieve together what they cannot apart, we can deliver greater value to our customers, their teammates and, in turn, our stockholders. Our simple strategy is to own and operate high-quality workplaces in the BBDs within our footprint, maintain a strong balance sheet to be opportunistic throughout economic cycles, employ a talented and dedicated team and communicate transparently with all stakeholders. We focus on owning and managing buildings in the most dynamic and vibrant BBDs. BBDs are highly-energized and amenitized workplace locations that enhance our customers’ ability to attract and retain talent. They are both urban and suburban. Providing the most talent-supportive workplace options in these environments is core to our work-placemaking strategy.

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

The key components affecting our rental and other revenues are average occupancy, rental rates, cost recovery income, new developments placed in service, acquisitions and dispositions. Average occupancy generally increases during times of improving economic growth, as our ability to lease space outpaces vacancies that occur upon the expirations of existing leases. Average occupancy generally declines during times of slower or negative economic growth, when new vacancies tend to outpace our ability to lease space. Asset acquisitions, dispositions and new developments placed in service directly impact our rental revenues and could impact our average occupancy, depending upon the occupancy rate of the properties that are acquired, sold or placed in service. A further indicator of the predictability of future revenues is the expected lease expirations of our portfolio. As a result, in addition to seeking to increase our average occupancy by leasing current vacant space, we also concentrate our leasing efforts on renewing existing leases prior to expiration. For more information regarding our lease expirations, see “Item 2. Properties - Lease Expirations.” See also “Item 1A. Risk Factors – Risks Related to our Operations – Potential changes in customer behavior, such as the continued social acceptance, desirability and perceived economic benefits of work-from-home arrangements, could materially and negatively impact the future demand for office space over the long-term.”

Occupancy in our office portfolio decreased from 91.2% as of December 31, 2021 to 91.0% as of December 31, 2022. We expect average occupancy for our office portfolio to be approximately 89.0% to 90.0% for 2023.

Whether or not our rental revenue tracks average occupancy proportionally depends upon whether GAAP rents under signed new and renewal leases are higher or lower than the GAAP rents under expiring leases. Annualized rental revenues from second generation leases expiring during any particular year are typically less than 15% of our total annual rental revenues. The following table sets forth information regarding second generation office leases signed during the fourth quarter of 2022 (we define second generation office leases as leases with new customers and renewals of existing customers in office space that has been previously occupied under our ownership and leases with respect to vacant space in acquired buildings):

	New	Renewal	All Office
Leased space (in rentable square feet)	337,475	586,457	923,932
Average term (in years - rentable square foot weighted)	4.3	6.2	5.5
Base rents (per rentable square foot) (1)	$33.69	$32.98	$33.24
Rent concessions (per rentable square foot) (1)	(1.86)	(1.82)	(1.83)
GAAP rents (per rentable square foot) (1)	$31.83	$31.16	$31.41
Tenant improvements (per rentable square foot) (1)	$3.44	$3.47	$3.46
Leasing commissions (per rentable square foot) (1)	$1.10	$0.97	$1.02
__________
(1)    Weighted average per rentable square foot on an annual basis over the lease term.

Annual combined GAAP rents for new and renewal leases signed in the fourth quarter were $31.41 per rentable square foot, 9.0% higher compared to previous leases in the same office spaces.

We strive to maintain a diverse, stable and creditworthy customer base. We have an internal guideline whereby customers that account for more than 3% of our revenues are periodically reviewed with the Company's Board of Directors. As of

December 31, 2022, only Bank of America (3.8%) and Asurion (3.6%) accounted for more than 3% of our annualized GAAP revenues. See “Item 2. Properties - Customers.”

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

Net Operating Income

Whether or not we record increasing net operating income (“NOI”) in our same property portfolio typically depends upon our ability to garner higher rental revenues, whether from higher average occupancy, higher GAAP rents per rentable square foot or higher cost recovery income, that exceed any corresponding growth in operating expenses. Same property NOI was $4.0 million, or 0.9%, higher in 2022 as compared to 2021 due to an increase of $21.8 million in same property revenues offset by an increase of $17.8 million in same property expenses. We expect same property NOI to be lower in 2023 as compared to 2022 as an anticipated increase in same property expenses is expected to more than offset higher anticipated same property revenues. We expect same property revenues to be higher due to higher average GAAP rents per rentable square foot and higher cost recovery and parking income, partially offset by an anticipated decrease in average occupancy.

In addition to the effect of same property NOI, whether or not NOI increases typically depends upon whether the NOI from our acquired properties and development properties placed in service exceeds the NOI from property dispositions. NOI was $37.6 million, or 7.1%, higher in 2022 as compared to 2021 primarily due to development properties placed in service, the acquisition of real estate assets from Preferred Apartment Communities, Inc. (“PAC”) in the third quarter of 2021, the acquisition of SIX50 at Legacy Union in the third quarter of 2022 and higher same property NOI, partially offset by NOI lost from property dispositions. We expect 2023 NOI to be similar to 2022 as increases from development properties placed in service and the acquisition of SIX50 at Legacy Union are expected to be offset by NOI lost from property dispositions and an anticipated decrease in same property NOI.

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

Liquidity and Capital Resources

We continue to maintain a conservative and flexible balance sheet and believe we have ample liquidity to fund our operations and growth prospects. As of January 27, 2023, we had approximately $25 million of existing cash and $392.0 million drawn on our $750 million revolving credit facility, which is scheduled to mature in March 2026, assuming we exercise our option to extend the maturity date for two additional six-month periods. As of December 31, 2022, our leverage ratio, as measured by the ratio of our mortgages and notes payable and outstanding preferred stock to the undepreciated book value of our assets, was 42.0% and there were 107.6 million diluted shares of Common Stock outstanding.

Rental and other revenues are our principal source of funds to meet our short-term liquidity requirements. Other sources of funds for short-term liquidity needs include available working capital and borrowings under our revolving credit facility, which had $357.9 million of availability as of January 27, 2023. Our short-term liquidity requirements primarily consist of operating expenses, interest and principal amortization on our debt, distributions and capital expenditures, including building improvement costs, tenant improvement costs and lease commissions. Building improvements are capital costs to maintain or enhance existing buildings not typically related to a specific customer. Tenant improvements are the costs required to customize space for the specific needs of customers. We anticipate that our available cash and cash equivalents and cash provided by operating activities and planned financing activities, including borrowings under our revolving credit facility, will be adequate to meet our short-term liquidity requirements. We use our revolving credit facility for working capital purposes and for the short-term funding of our development and acquisition activity and, in certain instances, the repayment of other debt. Continued ability to borrow under the revolving credit facility allows us to quickly capitalize on strategic opportunities at short-term interest rates.

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

Our long-term liquidity uses generally consist of the retirement or refinancing of debt upon maturity, funding of building improvements, new building developments (including our proportionate share of joint venture developments) and land infrastructure projects and funding acquisitions of buildings and development land. Additionally, we may, from time to time, retire outstanding equity and/or debt securities through redemptions, open market repurchases, privately negotiated acquisitions or otherwise.

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

Investment Activity

As noted above, a key tenet of our strategic plan is to continuously upgrade the quality of our office portfolio through acquisitions, dispositions and development. We generally seek to acquire and develop office buildings that improve the average quality of our overall portfolio and deliver consistent and sustainable value for our stockholders over the long-term. Whether or not an asset acquisition or new development results in higher per share net income or funds from operations (“FFO”) in any given period depends upon a number of factors, including whether the NOI for any such period exceeds the actual cost of capital used to finance the acquisition or development. Additionally, given the length of construction cycles, development projects are not placed in service until several years after commencement in some cases. Sales of non-core assets could result in lower per share net income or FFO in any given period in the event the return on the resulting use of proceeds does not exceed the capitalization rate on the sold properties.

During the third quarter of 2022, we entered the Dallas market through the formation of two joint ventures with Granite Properties (“Granite”) to develop Granite Park Six, a multi-customer office development comprising 422,000 square feet in the vibrant Frisco/Plano BBD, and 23Springs, a mixed-use development encompassing 626,000 square feet of multi-customer office and 16,000 square feet of retail in the heart of the dynamic Uptown Dallas BBD. We own a 50% interest in each of the joint ventures. See “Item 2. Properties – In-Process Development.” During the fourth quarter of 2022, we expanded our Dallas market presence by acquiring McKinney & Olive, a 542,000 square foot trophy mixed-use asset in Uptown Dallas, through the formation of another joint venture with Granite in which we own a 50.0% interest. See “Liquidity and Capital Resources – Investment Activity.”

We plan to fund our entry into the Dallas market over the long-term by exiting the Pittsburgh market. Our Pittsburgh assets, which consist of 2,155,000 square feet of office that was 90.9% occupied as of December 31, 2022, represent approximately 6% of our overall net operating income. We can provide no assurances, however, that we will dispose of any of our assets in Pittsburgh on favorable terms, or at all, because the dispositions are subject to the negotiation and execution of definitive and binding purchase and sale agreements and would then be subject to the buyers’ completion of satisfactory due diligence and other customary closing conditions. There is no pre-determined timetable for our Pittsburgh market exit.

Results of Operations

Comparison of 2022 to 2021

Rental and Other Revenues

Rental and other revenues were $60.9 million, or 7.9%, higher in 2022 as compared to 2021 primarily due to the acquisitions of real estate assets from PAC and SIX50 at Legacy Union, development properties placed in service and higher same property revenues, which increased rental and other revenues by $42.8 million, $25.8 million and $21.8 million, respectively. Same property rental and other revenues were higher primarily due to higher average GAAP rents per rentable square foot, higher average occupancy and higher cost recoveries, parking income and termination fees, partially offset by higher credit losses. These increases were partially offset by lost revenue of $31.3 million from property dispositions. We expect rental and other revenues to be higher in 2023 as compared to 2022 due to the acquisition of SIX50 at Legacy Union, higher same property revenues and development properties placed in service, partially offset by lost revenue from property dispositions.

Operating Expenses

Rental property and other expenses were $23.4 million, or 9.9%, higher in 2022 as compared to 2021 primarily due to higher same property operating expenses, the acquisitions of real estate assets from PAC and SIX50 at Legacy Union and development properties placed in service, which increased operating expenses by $17.8 million, $11.7 million and $3.9 million, respectively. Same property operating expenses were higher primarily due to higher contract services, utilities, property taxes, property insurance and repairs and maintenance. These increases were partially offset by a $11.3 million decrease in operating expenses from property dispositions. We expect rental property and other expenses to be higher in 2023 as compared to 2022 due to higher same property operating expenses, the acquisition of SIX50 at Legacy Union and development properties placed in service, partially offset by lower operating expenses from property dispositions.

Depreciation and amortization was $28.4 million, or 10.9%, higher in 2022 as compared to 2021 primarily due to the acquisitions of real estate assets from PAC and SIX50 at Legacy Union, development properties placed in service and higher same property lease related depreciation and amortization, partially offset by fully amortized acquisition-related intangible assets and property dispositions. We expect depreciation and amortization to be higher in 2023 as compared to 2022 due to the acquisition of SIX50 at Legacy Union, higher same property lease related depreciation and amortization and development properties placed in service, partially offset by property dispositions.

We recorded impairment charges of $36.5 million in 2022 to lower the carrying amounts of EQT Plaza and a land parcel to their estimated fair value less costs to sell. EQT Plaza is a 616,000 square foot office building located in the heart of

Pittsburgh’s CBD. EQT Corporation’s lease of 317,000 square feet at EQT Plaza is scheduled to expire in September 2024. There are no assurances that EQT Corporation will renew all or any of its space upon expiration of its current lease. We recorded no such impairment in 2021.

General and administrative expenses were $1.7 million, or 4.2%, higher in 2022 as compared to 2021 primarily due to higher salaries, benefits and office rent, partially offset by lower incentive compensation. We expect general and administrative expenses to be lower in 2023 as compared to 2022 due to lower incentive compensation and office rent, partially offset by higher salaries and benefits.

Interest Expense

Interest expense was $19.5 million, or 22.8%, higher in 2022 as compared to 2021 primarily due to higher average debt balances, higher average interest rates and lower capitalized interest. We expect interest expense to be higher in 2023 as compared to 2022 due to higher average interest rates and higher average debt balances, partially offset by higher capitalized interest.

Other Income

Other income was $0.1 million higher in 2022 as compared to 2021 primarily due to higher dividend and interest income and losses on debt extinguishment in 2021, partially offset by losses on deferred compensation plan investments (which is fully offset by a corresponding decrease in general and administrative expenses).

Gains on Disposition of Property

Gains on disposition of property were $110.5 million lower in 2022 as compared to 2021.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $0.4 million lower in 2022 as compared to 2021 primarily due to the acquisition of our joint venture partner’s 75.0% interest in our Highwoods DLF Forum, LLC joint venture (the “Forum”) in the first quarter of 2021 and higher property taxes.

Earnings Per Common Share - Diluted

Diluted earnings per common share was $1.49 lower in 2022 as compared to 2021 due to a decrease in net income for the reasons discussed above.

Comparison of 2021 to 2020

For a comparison of 2021 to 2020, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations” in our 2021 Annual Report on Form 10-K.

Liquidity and Capital Resources

Statements of Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in the Company’s cash flows (in thousands):

	Year Ended December 31,
	2022	2021	2020	2022-2021 Change	2021-2020 Change
Net Cash Provided By Operating Activities	$421,779	$414,558	$358,160	$7,221	$56,398
Net Cash Provided By/(Used In) Investing Activities	(614,799)	(287,678)	110,682	(327,121)	(398,360)
Net Cash Provided By/(Used In) Financing Activities	187,927	(284,926)	(294,340)	472,853	9,414
Total Cash Flows	$(5,093)	$(158,046)	$174,502	$152,953	$(332,548)

Comparison of 2022 to 2021

The change in net cash provided by operating activities in 2022 as compared to 2021 was primarily due to higher net cash from the operations of acquired real estate assets from PAC, the acquisition of SIX50 at Legacy Union, same properties and development properties placed in service, partially offset by property dispositions and higher interest expense. We expect net cash related to operating activities to be lower in 2023 as compared to 2022 due to higher interest expense and property dispositions, partially offset by net cash from the operations of acquired properties and development properties placed in service.

The change in net cash used in investing activities in 2022 as compared to 2021 was primarily due to investments in the 2827 Peachtree, Granite Park Six, 23Springs and McKinney & Olive joint ventures in 2022, lower net proceeds from disposition activity in 2022 and higher investments in tenant and building improvements in 2022, partially offset by lower acquisition activity and investments in development in-process in 2022. We expect uses of cash for investing activities in 2023 to be primarily driven by whether or not we acquire and commence development of additional office buildings in the BBDs of our markets. We expect these uses of cash for investing activities will be partially offset by proceeds from property dispositions in 2023.

The change in net cash provided by/(used in) financing activities in 2022 as compared to 2021 was primarily due to net debt borrowings to fund our investment activity in 2022. Assuming the net effect of our acquisition, disposition and development activity in 2023 results in an increase to our assets, we would expect outstanding debt and/or Common Stock balances to increase.

Comparison of 2021 to 2020

For a comparison of 2021 to 2020, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in our 2021 Annual Report on Form 10-K.

Capitalization

The following table sets forth the Company’s capitalization (in thousands, except per share amounts):

	December 31,
	2022	2021
Mortgages and notes payable, net, at recorded book value	$3,197,215	$2,788,915
Preferred Stock, at liquidation value	$28,821	$28,821
Common Stock outstanding	105,211	104,893
Common Units outstanding (not owned by the Company)	2,358	2,505
Per share stock price at year end	$27.98	$44.59
Market value of Common Stock and Common Units	$3,009,781	$4,788,877
Total capitalization	$6,235,817	$7,606,613

As of December 31, 2022, our mortgages and notes payable and outstanding preferred stock represented 51.7% of our total capitalization and 42.0% of the undepreciated book value of our assets. See also “Executive Summary - Liquidity and Capital Resources.”

Our mortgages and notes payable as of December 31, 2022 consisted of $484.0 million of secured indebtedness with a weighted average interest rate of 3.62% and $2,729.6 million of unsecured indebtedness with a weighted average interest rate of 4.17%. The secured indebtedness was collateralized by real estate assets with an undepreciated book value of $747.4 million. As of December 31, 2022, $936.0 million of our debt does not bear interest at fixed rates or is not protected by interest rate hedge contracts.

Investment Activity

- Acquisitions

In the normal course of business, we regularly evaluate potential acquisitions. As a result, from time to time, we may have one or more potential acquisitions under consideration that are in varying stages of evaluation, negotiation or due diligence, including potential acquisitions that are subject to non-binding letters of intent or enforceable contracts. Consummation of any transaction is subject to a number of contingencies, including the satisfaction of customary closing conditions. No assurances can be provided that we will acquire any properties in the future. See “Item 1A. Risk Factors – Risks Related to our Investment Activity – Recent and future acquisitions and development properties may fail to perform in accordance with our expectations and may require renovation and development costs exceeding our estimates.”

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

- Dispositions

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

- Joint Venture Investments

During the third quarter of 2022, we entered the Dallas market through the formation of two joint ventures with Granite to develop Granite Park Six and 23Springs. In connection with the formation, we agreed to contribute our 50.0% share of the equity required to fund each development project. The Granite Park Six joint venture has an anticipated total investment of $200.0 million and the 23Springs joint venture has an anticipated total investment of $460.0 million. As of December 31, 2022, we have fully funded our share of the equity for the Granite Park Six joint venture and we have funded $41.9 million of our share of the equity for the 23Springs joint venture.

The Granite Park Six joint venture obtained a construction loan for $115.0 million, with an interest rate of SOFR plus 394 basis points and a maturity date of January 2026. In connection with this loan, the Granite Park Six joint venture obtained an interest rate hedge contract that effectively caps the underlying SOFR rate at 3.5% with respect to $95.2 million of any outstanding amounts. The cap expires in July 2024. As of December 31, 2022, $15.3 million was drawn on this loan.

The 23Springs joint venture obtained a construction loan for $265.0 million, with an interest rate of SOFR plus 355 basis points and a maturity date of March 2026. In connection with this loan, the 23Springs joint venture obtained an interest rate hedge contract that effectively caps the underlying SOFR rate at 3.5% with respect to $83.0 million of any outstanding amounts. The cap expires in April 2024. As of December 31, 2022, no amounts were drawn on this loan.

During the fourth quarter of 2022, we expanded our Dallas market presence by acquiring McKinney & Olive through the formation of another joint venture with Granite in which we own a 50% interest. The McKinney & Olive joint venture has an anticipated total investment of $394.7 million, which includes $1.7 million of near-term building improvements and $2.0 million of transaction costs. As part of the transaction, the McKinney & Olive joint venture assumed a secured loan recorded at fair value of $137.0 million, with a stated interest rate of 4.5% and an effective interest rate of 5.3%, that is scheduled to mature in July 2024. The remainder of the purchase price was funded with $80.0 million of short-term preferred equity contributed by us and $86.4 million of common equity contributed by each of Granite and us. The preferred equity contributed by us will be entitled to receive monthly distributions initially at a minimum rate of SOFR plus 350 basis points.

During the fourth quarter of 2022, we formed a joint venture with The Bromley Companies (“Bromley”) in which we own a 50% interest to construct Midtown East, a multi-customer office development project located in the mixed-use Midtown Tampa project in Tampa’s Westshore submarket. Upon completion, the Midtown East joint venture will own 143,000 square feet of an overall 432,000 square foot tower. The rest of Midtown East will serve as the future headquarters of Tampa Electric and Peoples Gas. The total anticipated investment for the Midtown East joint venture’s share of the overall project is $83.0 million. In connection with the formation, we agreed to contribute our 50% share of the equity required to fund the development project, $0.3 million of which was funded as of December 31, 2022. We also committed to provide a $52.3 million interest-only secured construction loan to the Midtown East joint venture that is scheduled to mature on the third anniversary of completion. The loan bears interest at SOFR plus 450 basis points. As of December 31, 2022, no amounts were drawn on this loan.

- In-Process Development

As of December 31, 2022, we were developing 1.6 million rentable square feet of office properties. For a table summarizing our announced and in-process office developments, see “Item 2. Properties - In-Process Development.”

Financing Activity

During 2020, we entered into separate equity distribution agreements with each of Wells Fargo Securities, LLC, BofA Securities, Inc., BTIG, LLC, Capital One Securities, Inc., Fifth Third Securities, Inc., Jefferies LLC, J.P. Morgan Securities LLC, Regions Securities LLC and SunTrust Robinson Humphrey, Inc. Under the terms of the equity distribution agreements, the Company may offer and sell up to $300.0 million in aggregate gross sales price of shares of Common Stock from time to time through such firms, acting as agents of the Company or as principals. Sales of the shares, if any, may be made by means of ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices or as otherwise agreed with any of such firms (which may include block trades). During the first quarter of 2022, the Company issued 130,011 shares of Common Stock at an average gross sales price of $46.50 per share and received net proceeds, after sales commissions, of $6.0 million. We paid an aggregate of $0.1 million in sales commissions to Jefferies, LLC during the first quarter of 2022.

Our $750.0 million unsecured revolving credit facility is scheduled to mature in March 2025 and includes an accordion feature that currently allows for an additional $200.0 million of borrowing capacity subject to additional lender commitments. Assuming no defaults have occurred, we have an option to extend the maturity for two additional six-month periods. During the second quarter of 2022, in connection with the modification of our $200.0 million term loan as discussed below, the interest rate on our revolving credit facility was converted from LIBOR plus 90 basis points to SOFR plus a related spread adjustment of 10 basis points and a borrowing spread of 85 basis points, based on current credit ratings. The annual facility fee is 20 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody’s Investors Service or Standard & Poor’s Ratings Services. We may be entitled to a temporary reduction in the interest rate of one basis point provided we meet certain sustainability goals with respect to the ongoing reduction of greenhouse gas emissions. There was $386.0 million and $392.0 million outstanding under our revolving credit facility as of December 31, 2022 and January 27, 2023, respectively. As of both December 31, 2022 and January 27, 2023, we had $0.1 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility as of December 31, 2022 and January 27, 2023 was $363.9 million and $357.9 million, respectively.

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

During the fourth quarter of 2022, we obtained a $200.0 million, two-year unsecured bank term loan that is scheduled to mature in October 2024. Assuming no defaults have occurred, we have an option to extend the maturity for one additional year. The interest rate, based on current credit ratings, is SOFR plus a related spread adjustment of 10 basis points and a borrowing spread of 95 basis points. The interest rate is based on the higher of the publicly announced ratings from Moody’s Investors Service or Standard & Poor’s Ratings Services. We may be entitled to a temporary reduction in the interest rate of one basis point provided we meet certain sustainability goals with respect to the ongoing reduction of greenhouse gas emissions. Additionally, we used the additional $200.0 million of borrowings, together with available cash and borrowings under our revolving credit facility, to prepay without penalty $250.0 million principal amount of 3.625% unsecured notes that were scheduled to mature in January 2023.

We regularly evaluate the financial condition of the financial institutions that participate in our credit facilities and as counterparties under any interest rate swap agreements using publicly available information. Based on this review, we currently expect these financial institutions to perform their obligations under our existing facilities and any swap agreements.

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

As of December 31, 2022, the Operating Partnership had the following unsecured notes outstanding ($ in thousands):

	Face Amount	Carrying Amount	Stated Interest Rate	Effective Interest Rate
Notes due March 2027	$300,000	$298,334	3.875%	4.038%
Notes due March 2028	$350,000	$347,863	4.125%	4.271%
Notes due April 2029	$350,000	$349,386	4.200%	4.234%
Notes due February 2030	$400,000	$399,302	3.050%	3.079%
Notes due February 2031	$400,000	$398,735	2.600%	2.645%

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

Off-Balance Sheet Arrangements

During the third quarter of 2022, we formed two joint ventures with Granite. During the fourth quarter of 2022, we formed an additional joint venture with Granite and a joint venture with Bromley. We own a 50% interest in each of these unconsolidated joint ventures. For additional information, see “— Investment Activity – Joint Venture Investments.”

Contractual Obligations

The following table sets forth a summary regarding our known material contractual obligations on a cash basis, including required interest payments for those items that are interest bearing, as of December 31, 2022 (in thousands):

		Amounts due during the years ending December 31,
	Total	2023	2024	2025	2026	2027	Thereafter
Mortgages and Notes Payable:
Principal payments (1)	$3,205,872	$6,726	$207,021	$392,833	$206,568	$458,253	$1,934,471
Interest payments	673,834	131,886	129,336	104,651	92,984	74,396	140,581
Purchase Obligations:
Lease and contractual commitments and contingent consideration (2)	300,601	226,970	48,270	5,074	17,286	671	2,330
Other Commitments:
Advances to unconsolidated affiliates (3)	97,870	37,982	32,457	16,723	9,708	1,000	—
Operating and Finance Lease Obligations:
Ground leases	94,341	2,213	2,258	2,306	2,355	2,407	82,802
Total	$4,372,518	$405,777	$419,342	$521,587	$328,901	$536,727	$2,160,184
__________
(1)Excludes amortization of premiums, discounts, debt issuance costs and/or purchase accounting adjustments.
(2)Consists primarily of commitments under signed leases and contracts for operating properties (excluding tenant-funded tenant improvements), contracts for development/redevelopment projects and unfunded joint venture equity contributions agreed to at formation. Future spend for tenant improvements that can be used at the option of the customer during the remaining lease term has been included in 2023. The timing of these lease and contractual commitments may fluctuate.
(3)Includes estimated draws on loan commitments to our joint ventures related to our unconsolidated development activity.

The interest payments due on mortgages and notes payable are based on the stated rates for the fixed rate debt and on the rates in effect as of December 31, 2022 for the variable rate debt. The weighted average interest rate on our fixed and variable rate debt was 3.59% and 5.30%, respectively, as of December 31, 2022. For additional information about our operating and finance lease obligations, mortgages and notes payable and purchase obligations, see Notes 2, 6 and 7, respectively, to our Consolidated Financial Statements.

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

The Company declared and paid a cash dividend of $0.50 per share of Common Stock in each quarter of 2022.

On February 1, 2023, the Company declared a cash dividend of $0.50 per share of Common Stock, which is payable on March 14, 2023 to stockholders of record as of February 21, 2023.

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

We had $21.4 million of cash and cash equivalents as of December 31, 2022. The unused capacity of our revolving credit facility as of December 31, 2022 and January 27, 2023, respectively, was $363.9 million and $357.9 million, excluding an accordion feature that allows for an additional $200.0 million of borrowing capacity subject to additional lender commitments.

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

During 2023, we expect to sell up to $400 million of properties no longer considered to be core assets due to location, age, quality and/or overall strategic fit. We can make no assurance, however, that we will sell any additional non-core assets or, if we do, what the timing or terms of any such sale will be.

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

We use considerable judgement in our estimates of cash flow projections, discount, capitalization and interest rates, fair market lease rates, carrying costs during hypothetical expected lease-up periods and costs to execute similar leases. While our methodology for purchase price allocation did not change during the year ended December 31, 2022, the real estate market is fluid and our assumptions are based on information currently available in the market at the time of acquisition. Significant increases or decreases in these key estimates, particularly with regards to cash flow projections and discount and capitalization rates, would result in a significantly lower or higher fair value measurement of the real estate assets being acquired.

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

Credit Losses on Lease Related Receivables

Credit losses on lease related receivables, which include accounts receivable and accrued straight-line rents receivable, are recorded as a reduction to rental and other revenues when the amount recorded is determined, in management’s judgement, to not be probable of collection. Management’s evaluation of collectability requires the exercise of considerable judgement in assessing the current credit quality of our customers using payment history and other available information about the financial condition of the customers. During the year ended December 31, 2022, we have not experienced significant credit losses based on management’s evaluation of collectability of our lease receivables. If management’s assumptions regarding the collectability of lease related receivables prove incorrect, we could experience credit losses in excess of what was recognized in rental and other revenues.

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

The following table sets forth the Company’s FFO, FFO available for common stockholders and FFO available for common stockholders per share (in thousands, except per share amounts):

	Year Ended December 31,
	2022	2021	2020
Funds from operations:
Net income	$163,958	$323,310	$357,914
Net (income) attributable to noncontrolling interests in consolidated affiliates	(1,230)	(1,712)	(1,174)
Depreciation and amortization of real estate assets	284,723	256,488	238,816
Impairments of depreciable properties	35,000	—	1,778
(Gains) on disposition of depreciable properties	(47,807)	(163,065)	(215,173)
Unconsolidated affiliates:
Depreciation and amortization of real estate assets	1,160	778	2,395
Funds from operations	435,804	415,799	384,556
Dividends on Preferred Stock	(2,486)	(2,486)	(2,488)
Funds from operations available for common stockholders	$433,318	$413,313	$382,068
Funds from operations available for common stockholders per share	$4.03	$3.86	$3.58
Weighted average shares outstanding (1)	107,567	107,061	106,714
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

As of December 31, 2022, our same property portfolio consisted of 148 in-service properties encompassing 24.4 million rentable square feet that were wholly owned during the entirety of the periods presented (from January 1, 2021 to December 31, 2022). As of December 31, 2021, our same property portfolio consisted of 148 in-service properties encompassing 24.2 million rentable square feet that were wholly owned during the entirety of the periods presented (from January 1, 2020 to December 31, 2021). The change in our same property portfolio was due to the addition of five properties encompassing 0.6 million rentable square feet, offset by the removal of five properties encompassing 0.4 million rentable square feet that were sold during 2022.

Rental and other revenues related to properties not in our same property portfolio were $121.8 million and $82.7 million for the years ended December 31, 2022 and 2021, respectively. Rental property and other expenses related to properties not in our same property portfolio were $31.1 million and $25.5 million for the years ended December 31, 2022 and 2021, respectively.

The following table sets forth the Company’s NOI, same property NOI and same property cash NOI (in thousands):

	Year Ended December 31,
	2022	2021
Net income	$163,958	$323,310
Equity in earnings of unconsolidated affiliates	(1,535)	(1,947)
Gains on disposition of property	(63,546)	(174,059)
Other loss	(1,530)	(1,394)
Interest expense	105,385	85,853
General and administrative expenses	42,266	40,553
Impairments of real estate assets	36,515	—
Depreciation and amortization	287,610	259,255
Net operating income	569,123	531,571
Non same property and other net operating income	(90,675)	(57,155)
Same property net operating income	$478,448	$474,416

Same property net operating income	$478,448	$474,416
Lease termination fees, straight-line rent and other non-cash adjustments (1)	(16,159)	(13,851)
Same property cash net operating income	$462,289	$460,565
__________
(1)    Includes $0.1 million and $3.0 million of repayments of temporary rent deferrals, net of additional temporary rent deferrals granted by the Company during the years ended December 31, 2022 and 2021, respectively.

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

As of December 31, 2022, we had $2,277.6 million principal amount of fixed rate debt outstanding, a $256.5 million decrease as compared to December 31, 2021 (excluding $50.0 million of variable rate debt outstanding as of December 31, 2021 that had been effectively fixed by related interest rate hedge contracts). The estimated aggregate fair market value of this debt was $1,913.4 million. If interest rates had been 100 basis points higher, the aggregate fair market value of our fixed rate debt would have been $106.7 million lower. If interest rates had been 100 basis points lower, the aggregate fair market value of our fixed rate debt would have been $114.7 million higher.

As of December 31, 2022, we had $936.0 million of variable rate debt outstanding not protected by interest rate hedge contracts, a $716.0 million increase as compared to December 31, 2021. If the weighted average interest rate on this variable rate debt had been 100 basis points higher or lower, the annual interest expense as of December 31, 2022 would increase or decrease by $9.4 million.

As of December 31, 2021, we had $50.0 million of variable rate debt outstanding with $50.0 million of related floating-to-fixed interest rate swaps. These swaps effectively fixed the underlying one-month LIBOR rate at a weighted average rate of 1.693%. We had no outstanding interest rate hedge contracts as of December 31, 2022.

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

Under the supervision of the Company’s CEO and CFO, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was effective. Deloitte & Touche LLP, our independent registered public accounting firm, has issued their attestation report, which is included below, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022.

Management’s Annual Report on the Operating Partnership’s Internal Control Over Financial Reporting

The Operating Partnership is also required to establish and maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Under the supervision of the Company’s CEO and CFO, we conducted an evaluation of the effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2022 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have concluded that, as of December 31, 2022, the Operating Partnership’s internal control over financial reporting was effective. SEC rules do not require us to obtain an attestation report of Deloitte & Touche LLP on the effectiveness of the Operating Partnership’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Highwoods Properties, Inc.:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Highwoods Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022 of the Company and our report dated February 7, 2023 expressed an unqualified opinion on those financial statements.

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
February 7, 2023

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2022 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were also no changes in the Operating Partnership’s internal control over financial reporting during the fourth quarter of 2022 that materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about the Company’s executive officers and directors, the code of ethics that applies to the Company’s chief executive officer and senior financial officers, which is posted on our website, and certain corporate governance matters is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with the Company's annual meeting of stockholders to be held on May 16, 2023. No changes have been made to the procedures by which stockholders may recommend nominees to the Company’s board of directors since the 2022 annual meeting, which was held on May 10, 2022. See Item X in Part I of this Annual Report for biographical information regarding the Company’s executive officers. The Company is the sole general partner of the Operating Partnership.

ITEM 11. EXECUTIVE COMPENSATION

Information about the compensation of the Company’s directors and executive officers is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 16, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about the beneficial ownership of Common Stock and the Company’s equity compensation plans is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 16, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information about certain relationships and related transactions, if any, and the independence of the Company’s directors is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 16, 2023.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information about fees paid to and services provided by our independent registered public accounting firm is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 16, 2023.

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

4.2		Form of 3.875% Notes due March 1, 2027 (filed as part of the Company’s Current Report on Form 8-K dated February 23, 2017)
4.3		Officers’ Certificate Establishing the Terms of the 3.875% Notes, dated February 23, 2017 (filed as part of the Company’s Current Report on Form 8-K dated February 23, 2017)
4.4		Form of 4.125% Notes due March 15, 2028 (filed as part of the Company’s Current Report on Form 8-K dated March 5, 2018)
4.5		Officers’ Certificate Establishing the Terms of the 4.125% Notes, dated March 5, 2018 (filed as part of the Company’s Current Report on Form 8-K dated March 5, 2018)
4.6		Form of 4.20% Notes due April 15, 2029 (filed as part of the Company’s Current Report on Form 8-K dated March 7, 2019)
4.7		Officers’ Certificate Establishing the Terms of the 4.20% Notes, dated March 7, 2019 (filed as part of the Company’s Current Report on Form 8-K dated March 7, 2019)
4.8		Form of 3.050% Notes due February 15, 2030 (filed as part of the Company’s Current Report on Form 8-K dated September 13, 2019)
4.9		Officers’ Certificate Establishing the Terms of the 3.050% Notes, dated September 13, 2019 (filed as part of the Company’s Current Report on Form 8-K dated September 13, 2019)
4.10		Form of 2.600% Notes due February 1, 2031 (filed as part of the Company’s Current Report on Form 8-K dated August 13, 2020)
4.11		Officers’ Certificate Establishing the Terms of the 2.600% Notes, dated August 13, 2020 (filed as part of the Company’s Current Report on Form 8-K dated August 13, 2020)
4.12		Description of Registered Securities (filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019)
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

10.4	*	2015 Long-Term Equity Incentive Plan (filed as part of the Company’s Current Report on Form 8-K dated May 13, 2015)
10.5		Form of warrants to purchase Common Stock of the Company (filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997)
10.6	*	Highwoods Properties, Inc. Retirement Plan, effective as of March 1, 2006 (filed as part of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)
10.7	*	Highwoods Properties, Inc. 2020 Employee Stock Purchase Plan (filed as part of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020)
10.8	*	Amendment No. 1, dated as of November 30, 2022, to the Highwoods Properties, Inc. 2020 Employee Stock Purchase Plan

Exhibit Number		Description
10.9	*
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

10.14	*	2021 Long-Term Equity Incentive Plan (filed as part of the Company’s Current Report on Form 8-K dated May 11, 2021)
10.15
First Amendment to Sixth Amended and Restated Credit Agreement, dated as of May 24, 2022, by and among the Company, the Operating Partnership, Bank of America, N.A., as Administrative Agent, and the Other Lenders named therein (filed as part of the Company’s Current Report on Form 8-K) dated May 24, 2022

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Highwoods Properties, Inc.:
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Highwoods Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 7, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Impairment of Real Estate Assets—Refer to Note 1 and Note 3 to the financial statements
Critical Audit Matter Description
The Company performs an impairment analysis of properties which begins with an evaluation of events or changes in circumstances that may indicate that the carrying value may not be recoverable, such as a significant decline in occupancy, identification of materially adverse legal or environmental factors, a change in the designation of an asset from core to non-core, which may impact the anticipated holding period, or a decline in market value to an amount less than cost. When events or changes in circumstances indicate that the carrying value may not be recoverable, the Company evaluates its real estate assets for impairment by comparing undiscounted future cash flows expected to be generated over the estimated hold period of each asset to the respective carrying amount. If the carrying amount of an asset exceeds the undiscounted future cash flows, an analysis is performed to determine the fair value of the asset.
The Company makes judgments that determine whether specific real estate assets possess indicators of impairment. Changes in those judgments could have a material impact on the real estate assets that are identified for further analysis.

For those real estate assets where an indicator has been identified, the Company makes significant estimates and assumptions to determine the recoverability using undiscounted future cash flows expected to be generated over the estimated hold period of the asset, including estimates and assumptions related to the rental rates, growth rates, and capitalization rates. For those real estate assets where impairment has been identified, the Company applies a discount rate to those undiscounted cash flows to determine fair value. Total real estate assets as of December 31, 2022, were $5.1 billion, net of impairment losses recorded in 2022 of $35 million.
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
–Testing real estate assets for possible indications of impairment, including searching for adverse asset-specific circumstances and/or market conditions by reviewing questionnaires to regional property managers and using reputable market surveys.
–With the assistance of our fair value specialists, developing an independent expectation of impairment indicators and comparing such expectation to management’s analysis.
•We evaluated the Company’s undiscounted cash flows prepared when an indicator of impairment has been identified by performing the following:
–We evaluated the reasonableness of the valuation methodology as well as significant assumptions used in the undiscounted recoverability models, including the rental rates, growth rates, and capitalization rates.
•We evaluated the Company’s determination of fair value for those assets where impairment had been identified by performing the following:
–We evaluated the reasonableness of the valuation methodology as well as significant assumptions used in fair value model, including the growth rates. With the assistance of our fair value specialists, we also evaluated the reasonableness of the discount rate, rental rates, and capitalization rate assumptions.

/s/ Deloitte & Touche LLP

Raleigh, North Carolina
February 7, 2023

We have served as the Company’s auditor since 2006.

Table on Contents
HIGHWOODS PROPERTIES, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2022	2021
Assets:
Real estate assets, at cost:
Land	$548,720	$549,228
Buildings and tenant improvements	5,909,754	5,718,169
Development in-process	46,735	6,890
Land held for development	231,218	215,257
	6,736,427	6,489,544
Less-accumulated depreciation	(1,609,502)	(1,457,511)
Net real estate assets	5,126,925	5,032,033
Real estate and other assets, net, held for sale	—	3,518
Cash and cash equivalents	21,357	23,152
Restricted cash	4,748	8,046
Accounts receivable	25,481	14,002
Mortgages and notes receivable	1,051	1,227
Accrued straight-line rents receivable	293,674	268,324
Investments in and advances to unconsolidated affiliates	269,221	7,383
Deferred leasing costs, net of accumulated amortization of $163,751 and $143,111, respectively	252,828	258,902
Prepaid expenses and other assets, net of accumulated depreciation of $21,660 and $21,408, respectively	68,091	78,551
Total Assets	$6,063,376	$5,695,138
Liabilities, Noncontrolling Interests in the Operating Partnership and Equity:
Mortgages and notes payable, net	$3,197,215	$2,788,915
Accounts payable, accrued expenses and other liabilities	301,184	294,976
Total Liabilities	3,498,399	3,083,891
Commitments and contingencies
Noncontrolling interests in the Operating Partnership	65,977	111,689
Equity:
Preferred Stock, $0.01 par value, 50,000,000 authorized shares;
8.625% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 28,821 shares issued and outstanding	28,821	28,821
Common Stock, $0.01 par value, 200,000,000 authorized shares;
105,210,858 and 104,892,780 shares issued and outstanding, respectively	1,052	1,049
Additional paid-in capital	3,081,330	3,027,861
Distributions in excess of net income available for common stockholders	(633,227)	(579,616)
Accumulated other comprehensive loss	(1,211)	(973)
Total Stockholders’ Equity	2,476,765	2,477,142
Noncontrolling interests in consolidated affiliates	22,235	22,416
Total Equity	2,499,000	2,499,558
Total Liabilities, Noncontrolling Interests in the Operating Partnership and Equity	$6,063,376	$5,695,138
See accompanying notes to consolidated financial statements.

Table on Contents
HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Income
(in thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Rental and other revenues	$828,929	$768,007	$736,900
Operating expenses:
Rental property and other expenses	259,806	236,436	231,825
Depreciation and amortization	287,610	259,255	241,585
Impairments of real estate assets	36,515	—	1,778
General and administrative	42,266	40,553	41,031
Total operating expenses	626,197	536,244	516,219
Interest expense	105,385	85,853	80,962
Other income/(loss)	1,530	1,394	(1,707)
Gains on disposition of property	63,546	174,059	215,897
Equity in earnings of unconsolidated affiliates	1,535	1,947	4,005
Net income	163,958	323,310	357,914
Net (income) attributable to noncontrolling interests in the Operating Partnership	(3,670)	(8,321)	(9,338)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(1,230)	(1,712)	(1,174)
Dividends on Preferred Stock	(2,486)	(2,486)	(2,488)
Net income available for common stockholders	$156,572	$310,791	$344,914
Earnings per Common Share – basic:
Net income available for common stockholders	$1.49	$2.98	$3.32
Weighted average Common Shares outstanding – basic	105,120	104,232	103,876
Earnings per Common Share – diluted:
Net income available for common stockholders	$1.49	$2.98	$3.32
Weighted average Common Shares outstanding – diluted	107,567	107,061	106,714
See accompanying notes to consolidated financial statements.

Table on Contents
HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Comprehensive income:
Net income	$163,958	$323,310	$357,914
Other comprehensive income/(loss):
Unrealized losses on cash flow hedges	—	(19)	(1,238)
Amortization of cash flow hedges	(238)	508	247
Total other comprehensive income/(loss)	(238)	489	(991)
Total comprehensive income	163,720	323,799	356,923
Less-comprehensive (income) attributable to noncontrolling interests	(4,900)	(10,033)	(10,512)
Comprehensive income attributable to common stockholders	$158,820	$313,766	$346,411
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Equity
(in thousands, except share amounts)

	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Income/(Loss)	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance as of December 31, 2019	103,756,046	$1,038	$28,859	$2,954,779	$(471)	$22,010	$(831,808)	$2,174,407
Issuances of Common Stock, net of issuance costs and tax withholdings	19,377	—	—	2,196	—	—	—	2,196
Conversions of Common Units to Common Stock	3,570	—	—	145	—	—	—	145
Dividends on Common Stock ($1.92 per share)		—	—	—	—	—	(199,331)	(199,331)
Dividends on Preferred Stock ($86.25 per share)		—	—	—	—	—	(2,488)	(2,488)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	30,617	—	—	—	30,617
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(1,138)	—	(1,138)
Issuances of restricted stock	149,304	—	—	—	—	—	—	—
Redemptions/repurchases of Preferred Stock		—	(33)	—	—	—	—	(33)
Share-based compensation expense, net of forfeitures	(6,751)	1	—	6,209	—	—	—	6,210
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(9,338)	(9,338)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	1,174	(1,174)	—
Comprehensive income:
Net income		—	—	—	—	—	357,914	357,914
Other comprehensive loss		—	—	—	(991)	—	—	(991)
Total comprehensive income								356,923
Balance as of December 31, 2020	103,921,546	1,039	28,826	2,993,946	(1,462)	22,046	(686,225)	2,358,170
Issuances of Common Stock, net of issuance costs and tax withholdings	459,477	8	—	21,656	—	—	—	21,664
Conversions of Common Units to Common Stock	333,920	—	—	15,076	—	—	—	15,076
Dividends on Common Stock ($1.96 per share)		—	—	—	—	—	(204,182)	(204,182)
Dividends on Preferred Stock ($86.25 per share)		—	—	—	—	—	(2,486)	(2,486)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	(11,461)	—	—	—	(11,461)
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(1,342)	—	(1,342)
Issuances of restricted stock	184,584	—	—	—	—	—	—	—
Redemptions/repurchases of Preferred Stock		—	(5)	—	—	—	—	(5)
Share-based compensation expense, net of forfeitures	(6,747)	2	—	8,644	—	—	—	8,646
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(8,321)	(8,321)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	1,712	(1,712)	—
Comprehensive income:
Net income		—	—	—	—	—	323,310	323,310
Other comprehensive income		—	—	—	489	—	—	489
Total comprehensive income								323,799
Balance as of December 31, 2021	104,892,780	$1,049	$28,821	$3,027,861	$(973)	$22,416	$(579,616)	$2,499,558

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Equity - Continued
(in thousands, except share amounts)

	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Income/(Loss)	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total

Balance as of December 31, 2021	104,892,780	$1,049	$28,821	$3,027,861	$(973)	$22,416	$(579,616)	$2,499,558
Issuances of Common Stock, net of issuance costs and tax withholdings	106,141	1	—	5,166	—	—	—	5,167
Conversions of Common Units to Common Stock	30,909	—	—	1,251	—	—	—	1,251
Dividends on Common Stock ($2.00 per share)		—	—	—	—	—	(210,183)	(210,183)
Dividends on Preferred Stock ($86.25 per share)		—	—	—	—	—	(2,486)	(2,486)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	39,502	—	—	—	39,502
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(1,411)	—	(1,411)
Issuances of restricted stock	181,807	—	—	—	—	—	—	—
Share-based compensation expense, net of forfeitures	(779)	2	—	7,550	—	—	—	7,552
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(3,670)	(3,670)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	1,230	(1,230)	—
Comprehensive income:
Net income		—	—	—	—	—	163,958	163,958
Other comprehensive loss		—	—	—	(238)	—	—	(238)
Total comprehensive income								163,720
Balance as of December 31, 2022	105,210,858	$1,052	$28,821	$3,081,330	$(1,211)	$22,235	$(633,227)	$2,499,000
See accompanying notes to consolidated financial statements.

Table on Contents
HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Operating activities:
Net income	$163,958	$323,310	$357,914
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	287,610	259,255	241,585
Amortization of lease incentives and acquisition-related intangible assets and liabilities	(42)	(1,903)	(2,537)
Share-based compensation expense	7,552	8,646	6,210
Net credit losses on operating lease receivables	3,199	425	5,458
Accrued interest on mortgages and notes receivable	(88)	(103)	(118)
Amortization of debt issuance costs	4,324	4,451	3,092
Amortization of cash flow hedges	(238)	508	247
Amortization of mortgages and notes payable fair value adjustments	(70)	862	1,681
Impairments of real estate assets	36,515	—	1,778
Losses on debt extinguishment	—	286	3,674
Net gains on disposition of property	(63,546)	(174,059)	(215,897)
Equity in earnings of unconsolidated affiliates	(1,535)	(1,947)	(4,005)
Distributions of earnings from unconsolidated affiliates	614	1,417	1,533
Changes in operating assets and liabilities:
Accounts receivable	(10,955)	5,744	437
Prepaid expenses and other assets	1,685	1,575	(365)
Accrued straight-line rents receivable	(29,421)	(22,100)	(36,576)
Accounts payable, accrued expenses and other liabilities	22,217	8,191	(5,951)
Net cash provided by operating activities	421,779	414,558	358,160
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	(224,934)	(305,291)	(2,363)
Investments in development in-process	(44,352)	(77,854)	(160,612)
Investments in tenant improvements and deferred leasing costs	(120,739)	(93,654)	(137,997)
Investments in building improvements	(76,415)	(48,405)	(62,154)
Investment in acquired controlling interest in unconsolidated affiliate	—	(127,339)	—
Net proceeds from disposition of real estate assets	130,038	374,016	484,311
Distributions of capital from unconsolidated affiliates	—	—	72
Investments in mortgages and notes receivable	(24)	(84)	(32)
Repayments of mortgages and notes receivable	288	301	310
Investments in and advances to unconsolidated affiliates	(261,772)	(6,079)	—
Payments of earnest money deposits	(15,500)	—	—
Changes in other investing activities	(1,389)	(3,289)	(10,853)
Net cash provided by/(used in) investing activities	$(614,799)	$(287,678)	$110,682

Table on Contents
HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows – Continued
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Financing activities:
Dividends on Common Stock	$(210,183)	$(204,182)	$(199,331)
Redemptions/repurchases of Preferred Stock	—	(5)	(33)
Redemptions of Common Units	(3,763)	—	—
Dividends on Preferred Stock	(2,486)	(2,486)	(2,488)
Distributions to noncontrolling interests in the Operating Partnership	(4,866)	(5,516)	(5,456)
Distributions to noncontrolling interests in consolidated affiliates	(1,411)	(1,342)	(1,138)
Proceeds from the issuance of Common Stock	7,570	23,917	3,571
Costs paid for the issuance of Common Stock	(247)	(535)	(215)
Repurchase of shares related to tax withholdings	(2,156)	(1,718)	(1,160)
Borrowings on revolving credit facility	675,000	380,000	129,000
Repayments of revolving credit facility	(359,000)	(310,000)	(350,000)
Borrowings on mortgages and notes payable	550,000	200,000	398,364
Repayments of mortgages and notes payable	(456,444)	(353,780)	(251,952)
Payments of debt extinguishment costs	—	—	(3,193)
Payments for debt issuance costs and other financing activities	(4,087)	(9,279)	(10,309)
Net cash provided by/(used in) financing activities	187,927	(284,926)	(294,340)
Net increase/(decrease) in cash and cash equivalents and restricted cash	(5,093)	(158,046)	174,502
Cash and cash equivalents and restricted cash at beginning of the period	31,198	189,244	14,742
Cash and cash equivalents and restricted cash at end of the period	$26,105	$31,198	$189,244
Reconciliation of cash and cash equivalents and restricted cash:

	Year Ended December 31,
	2022	2021	2020
Cash and cash equivalents at end of the period	$21,357	$23,152	$109,322
Restricted cash at end of the period	4,748	8,046	79,922
Cash and cash equivalents and restricted cash at end of the period	$26,105	$31,198	$189,244

Supplemental disclosure of cash flow information:

	Year Ended December 31,
	2022	2021	2020
Cash paid for interest, net of amounts capitalized	$102,501	$79,474	$72,350
Supplemental disclosure of non-cash investing and financing activities:

	Year Ended December 31,
	2022	2021	2020
Unrealized losses on cash flow hedges	$—	$(19)	$(1,238)
Conversions of Common Units to Common Stock	1,251	15,076	145
Changes in accrued capital expenditures (1)	(1,426)	(9,843)	(1,913)
Write-off of fully depreciated real estate assets	58,905	68,307	46,656
Write-off of fully amortized leasing costs	29,083	43,648	25,618
Write-off of fully amortized debt issuance costs	3,292	5,200	1,438
Adjustment of noncontrolling interests in the Operating Partnership to fair value	(39,502)	11,461	(30,617)
Assumption of mortgages and notes payable related to acquisition activities	—	403,000	—
Issuances of Common Units to acquire real estate assets	—	—	6,163
Initial recognition of lease liabilities related to right of use assets	—	5,310	—
Future consideration in connection with the acquisition of land	—	16,000	—
__________
(1)Accrued capital expenditures included in accounts payable, accrued expenses and other liabilities as of December 31, 2022, 2021 and 2020 were $53.2 million, $56.1 million and $66.0 million, respectively.
See accompanying notes to consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of the General Partner of Highwoods Realty Limited Partnership:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Highwoods Realty Limited Partnership and subsidiaries (the “Operating Partnership”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, capital, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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
Impairment of Real Estate Assets—Refer to Note 1 and Note 3 to the financial statements
Critical Audit Matter Description
The Operating Partnership performs an impairment analysis of properties which begins with an evaluation of events or changes in circumstances that may indicate that the carrying value may not be recoverable, such as a significant decline in occupancy, identification of materially adverse legal or environmental factors, a change in the designation of an asset from core to non-core, which may impact the anticipated holding period, or a decline in market value to an amount less than cost. When events or changes in circumstances indicate that the carrying value may not be recoverable, the Operating Partnership evaluates its real estate assets for impairment by comparing undiscounted future cash flows expected to be generated over the estimated hold period of each asset to the respective carrying amount. If the carrying amount of an asset exceeds the undiscounted future cash flows, an analysis is performed to determine the fair value of the asset.
The Operating Partnership makes judgments that determine whether specific real estate assets possess indicators of impairment. Changes in those judgments could have a material impact on the real estate assets that are identified for further analysis.

For those real estate assets where an indicator has been identified, the Operating Partnership makes significant estimates and assumptions to determine the recoverability using undiscounted future cash flows expected to be generated over the estimated hold period of the asset, including estimates and assumptions related to the rental rates, growth rates, and capitalization rates. For those real estate assets where impairment has been identified, the Operating Partnership applies a discount rate to those undiscounted cash flows to determine fair value. Total real estate assets as of December 31, 2022, were $5.1 billion, net of impairment losses recorded in 2022 of $35 million.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the evaluation of real estate assets for possible indications of impairment included the following, among others:
•We tested the effectiveness of controls over management’s identification of possible circumstances that may indicate that the carrying amounts of real estate assets are no longer recoverable, including controls over management’s designation of an asset as core or non-core, occupancy, and management’s estimates of fair values.
•We evaluated management’s identification of impairment indicators by developing an independent determination if properties exhibit an indicator of impairment by:
–Inquiring of management and reading investment committee and board minutes to identify properties that should be evaluated as non-core and therefore may impact the anticipated holding period.
–Testing real estate assets for possible indications of impairment, including searching for adverse asset-specific circumstances and/or market conditions by reviewing questionnaires to regional property managers and using reputable market surveys.
–With the assistance of our fair value specialists, developing an independent expectation of impairment indicators and comparing such expectation to management’s analysis.
•We evaluated the Operating Partnership’s undiscounted cash flows prepared when an indicator of impairment has been identified by performing the following:
–We evaluated the reasonableness of the valuation methodology as well as significant assumptions used in the undiscounted recoverability models, including the rental rates, growth rates, and capitalization rates.
•We evaluated the Operating Partnership’s determination of fair value for those assets where impairment had been identified by performing the following:
–We evaluated the reasonableness of the valuation methodology as well as significant assumptions used in the fair value model, including the growth rates. With the assistance of our fair value specialists, we also evaluated the reasonableness of the discount rate, rental rates, and capitalization rate assumptions.

/s/ Deloitte & Touche LLP

Raleigh, North Carolina
February 7, 2023

We have served as the Operating Partnership’s auditor since 2006.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Balance Sheets
(in thousands, except unit and per unit data)

	December 31,
	2022	2021
Assets:
Real estate assets, at cost:
Land	$548,720	$549,228
Buildings and tenant improvements	5,909,754	5,718,169
Development in-process	46,735	6,890
Land held for development	231,218	215,257
	6,736,427	6,489,544
Less-accumulated depreciation	(1,609,502)	(1,457,511)
Net real estate assets	5,126,925	5,032,033
Real estate and other assets, net, held for sale	—	3,518
Cash and cash equivalents	21,357	23,152
Restricted cash	4,748	8,046
Accounts receivable	25,481	14,002
Mortgages and notes receivable	1,051	1,227
Accrued straight-line rents receivable	293,674	268,324
Investments in and advances to unconsolidated affiliates	269,221	7,383
Deferred leasing costs, net of accumulated amortization of $163,751 and $143,111, respectively	252,828	258,902
Prepaid expenses and other assets, net of accumulated depreciation of $21,660 and $21,408, respectively	68,091	78,551
Total Assets	$6,063,376	$5,695,138
Liabilities, Redeemable Operating Partnership Units and Capital:
Mortgages and notes payable, net	$3,197,215	$2,788,915
Accounts payable, accrued expenses and other liabilities	301,184	294,976
Total Liabilities	3,498,399	3,083,891
Commitments and contingencies
Redeemable Operating Partnership Units:
Common Units, 2,358,009 and 2,504,805 outstanding, respectively	65,977	111,689
Series A Preferred Units (liquidation preference $1,000 per unit), 28,821 units issued and outstanding	28,821	28,821
Total Redeemable Operating Partnership Units	94,798	140,510
Capital:
Common Units:
General partner Common Units, 1,071,601 and 1,069,888 outstanding, respectively	24,492	24,492
Limited partner Common Units, 103,730,448 and 103,414,083 outstanding, respectively	2,424,663	2,424,802
Accumulated other comprehensive loss	(1,211)	(973)
Noncontrolling interests in consolidated affiliates	22,235	22,416
Total Capital	2,470,179	2,470,737
Total Liabilities, Redeemable Operating Partnership Units and Capital	$6,063,376	$5,695,138
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Income
(in thousands, except per unit amounts)

	Year Ended December 31,
	2022	2021	2020
Rental and other revenues	$828,929	$768,007	$736,900
Operating expenses:
Rental property and other expenses	259,806	236,436	231,825
Depreciation and amortization	287,610	259,255	241,585
Impairments of real estate assets	36,515	—	1,778
General and administrative	42,266	40,553	41,031
Total operating expenses	626,197	536,244	516,219
Interest expense	105,385	85,853	80,962
Other income/(loss)	1,530	1,394	(1,707)
Gains on disposition of property	63,546	174,059	215,897
Equity in earnings of unconsolidated affiliates	1,535	1,947	4,005
Net income	163,958	323,310	357,914
Net (income) attributable to noncontrolling interests in consolidated affiliates	(1,230)	(1,712)	(1,174)
Distributions on Preferred Units	(2,486)	(2,486)	(2,488)
Net income available for common unitholders	$160,242	$319,112	$354,252
Earnings per Common Unit – basic:
Net income available for common unitholders	$1.50	$2.99	$3.33
Weighted average Common Units outstanding – basic	107,153	106,634	106,297
Earnings per Common Unit – diluted:
Net income available for common unitholders	$1.50	$2.99	$3.33
Weighted average Common Units outstanding – diluted	107,158	106,652	106,305
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Comprehensive income:
Net income	$163,958	$323,310	$357,914
Other comprehensive income/(loss):
Unrealized losses on cash flow hedges	—	(19)	(1,238)
Amortization of cash flow hedges	(238)	508	247
Total other comprehensive income/(loss)	(238)	489	(991)
Total comprehensive income	163,720	323,799	356,923
Less-comprehensive (income) attributable to noncontrolling interests	(1,230)	(1,712)	(1,174)
Comprehensive income attributable to common unitholders	$162,490	$322,087	$355,749
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Capital
(in thousands)

	Common Units		Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance as of December 31, 2019	$21,240	$2,102,769	$(471)	$22,010	$2,145,548
Issuances of Common Units, net of issuance costs and tax withholdings	84	8,275	—	—	8,359
Distributions on Common Units ($1.92 per unit)	(2,040)	(201,962)	—	—	(204,002)
Distributions on Preferred Units ($86.25 per unit)	(25)	(2,463)	—	—	(2,488)
Share-based compensation expense, net of forfeitures	62	6,148	—	—	6,210
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(1,138)	(1,138)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	199	19,733	—	—	19,932
Net (income) attributable to noncontrolling interests in consolidated affiliates	(12)	(1,162)	—	1,174	—
Comprehensive income:
Net income	3,579	354,335	—	—	357,914
Other comprehensive loss	—	—	(991)	—	(991)
Total comprehensive income					356,923
Balance as of December 31, 2020	23,087	2,285,673	(1,462)	22,046	2,329,344
Issuances of Common Units, net of issuance costs and tax withholdings	217	21,447	—	—	21,664
Distributions on Common Units ($1.96 per unit)	(2,089)	(206,807)	—	—	(208,896)
Distributions on Preferred Units ($86.25 per unit)	(25)	(2,461)	—	—	(2,486)
Share-based compensation expense, net of forfeitures	86	8,560	—	—	8,646
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(1,342)	(1,342)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	—	8	—	—	8
Net (income) attributable to noncontrolling interests in consolidated affiliates	(17)	(1,695)	—	1,712	—
Comprehensive income:
Net income	3,233	320,077	—	—	323,310
Other comprehensive income	—	—	489	—	489
Total comprehensive income					323,799
Balance as of December 31, 2021	24,492	2,424,802	(973)	22,416	2,470,737
Issuances of Common Units, net of issuance costs and tax withholdings	52	5,115	—	—	5,167
Redemptions of Common Units	(38)	(3,725)	—	—	(3,763)
Distributions on Common Units ($2.00 per unit)	(2,142)	(212,089)	—	—	(214,231)
Distributions on Preferred Units ($86.25 per unit)	(25)	(2,461)	—	—	(2,486)
Share-based compensation expense, net of forfeitures	76	7,476	—	—	7,552
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(1,411)	(1,411)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	449	44,445	—	—	44,894
Net (income) attributable to noncontrolling interests in consolidated affiliates	(12)	(1,218)	—	1,230	—
Comprehensive income:
Net income	1,640	162,318	—	—	163,958
Other comprehensive loss	—	—	(238)	—	(238)
Total comprehensive income					163,720
Balance as of December 31, 2022	$24,492	$2,424,663	$(1,211)	$22,235	$2,470,179
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Operating activities:
Net income	$163,958	$323,310	$357,914
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	287,610	259,255	241,585
Amortization of lease incentives and acquisition-related intangible assets and liabilities	(42)	(1,903)	(2,537)
Share-based compensation expense	7,552	8,646	6,210
Net credit losses on operating lease receivables	3,199	425	5,458
Accrued interest on mortgages and notes receivable	(88)	(103)	(118)
Amortization of debt issuance costs	4,324	4,451	3,092
Amortization of cash flow hedges	(238)	508	247
Amortization of mortgages and notes payable fair value adjustments	(70)	862	1,681
Impairments of real estate assets	36,515	—	1,778
Losses on debt extinguishment	—	286	3,674
Net gains on disposition of property	(63,546)	(174,059)	(215,897)
Equity in earnings of unconsolidated affiliates	(1,535)	(1,947)	(4,005)
Distributions of earnings from unconsolidated affiliates	614	1,417	1,533
Changes in operating assets and liabilities:
Accounts receivable	(10,955)	5,744	437
Prepaid expenses and other assets	1,685	1,575	(365)
Accrued straight-line rents receivable	(29,421)	(22,100)	(36,576)
Accounts payable, accrued expenses and other liabilities	22,217	8,191	(5,951)
Net cash provided by operating activities	421,779	414,558	358,160
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	(224,934)	(305,291)	(2,363)
Investments in development in-process	(44,352)	(77,854)	(160,612)
Investments in tenant improvements and deferred leasing costs	(120,739)	(93,654)	(137,997)
Investments in building improvements	(76,415)	(48,405)	(62,154)
Investment in acquired controlling interest in unconsolidated affiliate	—	(127,339)	—
Net proceeds from disposition of real estate assets	130,038	374,016	484,311
Distributions of capital from unconsolidated affiliates	—	—	72
Investments in mortgages and notes receivable	(24)	(84)	(32)
Repayments of mortgages and notes receivable	288	301	310
Investments in and advances to unconsolidated affiliates	(261,772)	(6,079)	—
Payments of earnest money deposits	(15,500)	—	—
Changes in other investing activities	(1,389)	(3,289)	(10,853)
Net cash provided by/(used in) investing activities	$(614,799)	$(287,678)	$110,682

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows - Continued
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Financing activities:
Distributions on Common Units	$(214,231)	$(208,896)	$(204,002)
Redemptions/repurchases of Preferred Units	—	(5)	(33)
Redemptions of Common Units	(3,763)	—	—
Distributions on Preferred Units	(2,486)	(2,486)	(2,488)
Distributions to noncontrolling interests in consolidated affiliates	(1,411)	(1,342)	(1,138)
Proceeds from the issuance of Common Units	7,570	23,917	3,571
Costs paid for the issuance of Common Units	(247)	(535)	(215)
Repurchase of units related to tax withholdings	(2,156)	(1,718)	(1,160)
Borrowings on revolving credit facility	675,000	380,000	129,000
Repayments of revolving credit facility	(359,000)	(310,000)	(350,000)
Borrowings on mortgages and notes payable	550,000	200,000	398,364
Repayments of mortgages and notes payable	(456,444)	(353,780)	(251,952)
Payments of debt extinguishment costs	—	—	(3,193)
Payments for debt issuance costs and other financing activities	(4,905)	(10,081)	(11,094)
Net cash provided by/(used in) financing activities	187,927	(284,926)	(294,340)
Net increase/(decrease) in cash and cash equivalents and restricted cash	(5,093)	(158,046)	174,502
Cash and cash equivalents and restricted cash at beginning of the period	31,198	189,244	14,742
Cash and cash equivalents and restricted cash at end of the period	$26,105	$31,198	$189,244
Reconciliation of cash and cash equivalents and restricted cash:

	Year Ended December 31,
	2022	2021	2020
Cash and cash equivalents at end of the period	$21,357	$23,152	$109,322
Restricted cash at end of the period	4,748	8,046	79,922
Cash and cash equivalents and restricted cash at end of the period	$26,105	$31,198	$189,244
Supplemental disclosure of cash flow information:

	Year Ended December 31,
	2022	2021	2020
Cash paid for interest, net of amounts capitalized	$102,501	$79,474	$72,350
Supplemental disclosure of non-cash investing and financing activities:

	Year Ended December 31,
	2022	2021	2020
Unrealized losses on cash flow hedges	$—	$(19)	$(1,238)
Changes in accrued capital expenditures (1)	(1,426)	(9,843)	(1,913)
Write-off of fully depreciated real estate assets	58,905	68,307	46,656
Write-off of fully amortized leasing costs	29,083	43,648	25,618
Write-off of fully amortized debt issuance costs	3,292	5,200	1,438
Adjustment of Redeemable Common Units to fair value	(45,712)	(810)	(26,880)
Assumption of mortgages and notes payable related to acquisition activities	—	403,000	—
Issuances of Common Units to acquire real estate assets	—	—	6,163
Initial recognition of lease liabilities related to right of use assets	—	5,310	—
Future consideration in connection with the acquisition of land	—	16,000	—
__________
(1)Accrued capital expenditures included in accounts payable, accrued expenses and other liabilities as of December 31, 2022, 2021 and 2020 were $53.2 million, $56.1 million and $66.0 million, respectively.
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
(tabular dollar amounts in thousands, except per share and per unit data)

1.    Description of Business and Significant Accounting Policies

Description of Business

Highwoods Properties, Inc. (the “Company”) is a fully integrated real estate investment trust (“REIT”) that provides leasing, management, development, construction and other customer-related services for its properties and for third parties. The Company conducts its activities through Highwoods Realty Limited Partnership (the “Operating Partnership”). As of December 31, 2022, we owned or had an interest in 28.8 million rentable square feet of in-service properties, 1.6 million rentable square feet of office properties under development and development land with approximately 5.1 million rentable square feet of potential office build out.

The Company is the sole general partner of the Operating Partnership. As of December 31, 2022, the Company owned all of the Preferred Units and 104.8 million, or 97.8%, of the Common Units in the Operating Partnership. Limited partners owned the remaining 2.4 million Common Units. In the event the Company issues shares of Common Stock, the net proceeds of the issuance are contributed to the Operating Partnership in exchange for additional Common Units. Generally, the Operating Partnership is obligated to redeem each Common Unit at the request of the holder thereof for cash equal to the value of one share of Common Stock based on the average of the market price for the 10 trading days immediately preceding the notice date of such redemption, provided that the Company, at its option, may elect to acquire any such Common Units presented for redemption for cash or one share of Common Stock. The Common Units owned by the Company are not redeemable. During 2022, the Company redeemed 30,909 Common Units for a like number of shares of Common Stock and 115,887 Common Units for cash. These redemptions, in conjunction with the proceeds from issuances of Common Stock (see Note 10), increased the percentage of Common Units owned by the Company from 97.7% as of December 31, 2021 to 97.8% as of December 31, 2022.

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

During 2022, we acquired an office building using a special purpose entity owned by a qualified intermediary to facilitate one or more potential Section 1031 reverse exchanges under the Internal Revenue Code. To realize the tax deferrals available under the Section 1031 exchanges, we must complete the Section 1031 exchanges and take title to the to-be-exchanged buildings within 180 days of the acquisition date. We have determined that this entity is a variable interest entity of which we are the primary beneficiary; therefore, we consolidate this entity. As of December 31, 2022, we also have involvement with six additional entities we determined to be variable interest entities, one of which we are the primary beneficiary and is consolidated and five of which we are not the primary beneficiary and are not consolidated. We also owned three properties through a joint venture investment as of December 31, 2022 that were consolidated. (See Note 4).

All intercompany transactions and accounts have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in our Consolidated Financial Statements and accompanying notes. Actual results could differ from those estimates.

Insurance

We are primarily self-insured for health care claims for participating employees. We have stop-loss coverage to limit our exposure to significant claims on a per claim and annual aggregate basis. We determine our liabilities for claims, including incurred but not reported losses, based on all relevant information, including actuarial estimates of claim liabilities. As of December 31, 2022, a reserve of $0.5 million was recorded to cover estimated reported and unreported claims.

Real Estate and Related Assets

Real estate and related assets are recorded at cost and stated at cost less accumulated depreciation. Renovations, replacements and other expenditures that improve or extend the life of assets are capitalized and depreciated over their estimated useful lives. Expenditures for ordinary maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful life of 40 years for buildings and depreciable land infrastructure costs, 15 years for building improvements and five to seven years for furniture, fixtures and equipment. Tenant improvements are amortized using the straight-line method over the initial fixed terms of the respective leases, which generally are from three to 10 years. Depreciation expense for real estate assets was $240.3 million, $218.6 million and $204.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Leases

We generally lease our office properties to lessees in exchange for fixed monthly payments that cover rent, property taxes, insurance and certain cost recoveries, primarily common area maintenance (“CAM”). Office properties owned by us that are under lease are primarily located in Atlanta, Charlotte, Dallas, Nashville, Orlando, Raleigh, Richmond and Tampa and are leased to a wide variety of lessees across many industries. Our leases are operating leases and mostly range from three to 10 years. Payments from customers for CAM are considered nonlease components that are separated from lease components and are generally accounted for in accordance with the revenue recognition standard. However, we qualified for and elected the practical expedient related to combining the components because the lease component is classified as an operating lease and the timing and pattern of transfer of CAM income, which is not the predominant component, is the same as the lease component. As such, consideration for CAM is accounted for as part of the overall consideration in the lease. Payments from customers for property taxes and insurance are considered noncomponents of the lease and therefore no consideration is allocated to them because they do not transfer a good or service to the customer. Fixed contractual payments from our leases are recognized on a straight-line basis over the terms of the respective leases. This means that, with respect to a particular lease, actual amounts billed in accordance with the lease during any given period may be higher or lower than the amount of rental revenue recognized for the period. Straight-line rental revenue is commenced when the customer assumes control of the leased premises. Accrued straight-line rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with lease agreements.

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

Concentration of Credit Risk

As of December 31, 2022, our consolidated properties were leased to approximately 1,500 customers. The geographic locations that comprise greater than 10.0% of our rental and other revenues are Atlanta, Nashville, Raleigh and Tampa. Our customers engage in a wide variety of businesses. No single customer generated more than 4% of our consolidated revenues during 2022.

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

We account for terminated derivative instruments by recognizing the related accumulated other comprehensive income/(loss) balance in current earnings, unless the hedged forecasted transaction continues as originally planned, in which case we continue to amortize the accumulated other comprehensive income/(loss) into interest expense over the originally designated hedge period.

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

Recently Issued Accounting Standards

The Financial Accounting Standards Board (“FASB”) issued an accounting standards update (“ASU”) that provides temporary optional expedients and exceptions to the guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). Entities can elect not to apply certain modification accounting requirements to contracts affected by reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Entities can also elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met. The guidance in this ASU is optional and may be elected now through December 31, 2024 as reference rate reform activities occur. We will continue to evaluate the impact of this ASU; however, we currently expect to avail ourselves of such optional expedients and exceptions should our modified contracts meet the required criteria.

2.    Leases

Information as Lessor

We recognized rental and other revenues related to operating lease payments of $816.3 million, $754.9 million and $726.0 million, of which variable lease payments were $69.8 million, $57.3 million and $56.0 million, during the years ended December 31, 2022, 2021 and 2020, respectively. The following table sets forth the undiscounted cash flows for future minimum base rents to be received from customers for leases in effect as of December 31, 2022 for our consolidated properties:

2023	$706,882
2024	681,005
2025	596,224
2026	534,928
2027	474,241
Thereafter	1,864,949
$4,858,229

Information as Lessee

We have office assets encompassing 2.8 million rentable square feet subject to operating ground leases in Atlanta, Nashville, Orlando, Raleigh and Tampa with a weighted average remaining term of 49 years. Rental payments on these leases are adjusted periodically based on either the CPI or on a pre-determined schedule. The monthly payments on a pre-determined schedule are recognized on a straight-line basis over the terms of the respective leases. Changes in the CPI are not estimated as part of our measurement of straight-line rental expense. Upon initial adoption of ASC 842, we recognized a lease liability of $35.3 million (in accounts payable, accrued expenses and other liabilities) and a related right of use asset of $29.7 million (in prepaid expenses and other assets) on our Consolidated Balance Sheets equal to the present value of the minimum lease payments required under each ground lease. The difference between the recorded lease liability and right of use asset represents the accrued straight-line rent liability previously recognized under ASC 840. We used a discount rate of approximately 4.5%, which was derived from our assessment of the credit quality of the Company and adjusted to reflect secured borrowing, estimated yield curves and long-term spread adjustments over appropriate tenors. Some of our ground leases contain extension options; however, these did not impact our calculation of the right of use asset and liability as they extend beyond the useful life of the properties subject to the operating ground leases. We recognized $2.6 million of ground lease expense during each of the years ended December 31, 2022, 2021, and 2020, and we paid $2.4 million, $2.3 million and $2.2 million in cash during 2022, 2021 and 2020, respectively.

The following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments on operating ground leases as of December 31, 2022 and a reconciliation of those cash flows to the operating lease liability as of December 31, 2022:

2023	$2,213
2024	2,258
2025	2,306
2026	2,355
2027	2,407
Thereafter	77,802
89,341
Discount	(56,162)
Lease liability	$33,179

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

3.    Real Estate Assets

Acquisitions

During 2022, we acquired SIX50 at Legacy Union, a 367,000 square foot trophy office building in Charlotte’s Uptown CBD submarket, for a net purchase price of $198.0 million. The assets acquired and liabilities assumed were recorded at relative fair value as determined by management, with the assistance of third party specialists, based on information available at the acquisition date and on current assumptions as to future operations.

During 2022, we also acquired land in Charlotte for an aggregate purchase price, including capitalized acquisition costs, of $27.0 million.

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
__________
(1)Included in purchase price.

During 2021, we also acquired various development land parcels in Nashville for an aggregate purchase price, including capitalized acquisition costs, of $74.1 million. The $16.0 million purchase price for one of the acquired parcels is expected to be paid in or prior to second quarter 2023, and $15.5 million of this amount had been paid as of December 31, 2022.

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

Dispositions

During 2022, we sold a total of five office buildings and various land parcels in Atlanta, Greensboro, Richmond and Tampa for an aggregate sales price of $133.5 million (before closing credits to buyers of $1.1 million) and recorded aggregate gains on disposition of property of $63.5 million.

During 2021, we sold a total of 13 office buildings and various land parcels in Atlanta, Memphis, Raleigh, Richmond and Tampa for an aggregate sales price of $384.6 million (before closing credits to buyers of $6.9 million) and recorded aggregate gains on disposition of property of $172.8 million.

During 2020, we sold a total of 52 buildings in Greensboro and Memphis and various land parcels for an aggregate sales price of $494.2 million (before closing credits to buyers of $5.7 million) and recorded aggregate gains on disposition of property of $215.5 million. During 2020, we also recognized $0.4 million of gain related to the satisfaction of a performance obligation as part of a 2016 land sale.

Impairments

We recorded the following impairment charges in 2022:

•During the third quarter of 2022, we recorded an impairment charge of $1.5 million to lower the carrying amount of a land parcel to its estimated fair value less costs to sell; and

•During the second quarter of 2022, we recorded an impairment charge of $35.0 million to lower the carrying amount of EQT Plaza (including accrued straight-line rents receivable and deferred leasing costs) to its estimated fair value less costs to sell. EQT Plaza is a 616,000 square foot office building located in the heart of Pittsburgh’s CBD. EQT Corporation’s lease of 317,000 square feet at EQT Plaza is scheduled to expire in September 2024.

During 2020, we recorded an impairment of real estate assets of $1.8 million, which resulted from a change in market-based inputs and our assumptions about the use of the assets.

4.    Investments in and Advances to Affiliates

Unconsolidated Affiliates

We have equity interests of up to 50.0% in various joint ventures with unrelated third parties that are accounted for using the equity method of accounting because we have the ability to exercise significant influence over the operating and financial policies of the joint venture investment. The difference between the cost of these investments and the net book value of the underlying net assets was $2.7 million and $0.6 million as of December 31, 2022 and 2021, respectively.

The following table sets forth our ownership in unconsolidated affiliates as of December 31, 2022:

Joint Venture	Location	Ownership Interest
Granite Park Six JV, LLC	Dallas	50.0%
GPI 23 Springs JV, LLC	Dallas	50.0%
M+O JV, LLC	Dallas	50.0%
Midtown East Tampa, LLC	Tampa	50.0%
Brand/HRLP 2827 Peachtree, LLC	Atlanta	50.0%
Plaza Colonnade, Tenant-in-Common	Kansas City	50.0%
Kessinger/Hunter & Company, LC	Kansas City	26.5%

- Granite Park Six JV, LLC/ GPI 23 Springs JV, LLC (“Granite Park Six joint venture”/“23Springs joint venture”)

During 2022, we entered the Dallas market through the formation of two joint ventures with Granite Properties (“Granite”) to develop Granite Park Six and 23Springs. In connection with the formation, we agreed to contribute our 50.0% share of the equity required to fund each development project. The Granite Park Six joint venture has an anticipated total investment of $200.0 million and the 23Springs joint venture has an anticipated total investment of $460.0 million. As of December 31, 2022, we have fully funded our share of the equity for the Granite Park Six joint venture and we have funded $41.9 million of our share of the equity for the 23Springs joint venture.

The Granite Park Six joint venture obtained a construction loan for $115.0 million, with an interest rate of SOFR plus 394 basis points and a maturity date of January 2026. In connection with this loan, the Granite Park Six joint venture obtained an interest rate hedge contract that effectively caps the underlying SOFR rate at 3.5% with respect to $95.2 million of any outstanding amounts. The cap expires in July 2024. As of December 31, 2022, $15.3 million was drawn on this loan.

The 23Springs joint venture obtained a construction loan for $265.0 million, with an interest rate of SOFR plus 355 basis points and a maturity date of March 2026. In connection with this loan, the 23Springs joint venture obtained an interest rate hedge contract that effectively caps the underlying SOFR rate at 3.5% with respect to $83.0 million of any outstanding amounts. The cap expires in April 2024. As of December 31, 2022, no amounts were drawn on this loan.

- M+O JV, LLC (“McKinney & Olive joint venture”)

During 2022, we expanded our Dallas market presence by acquiring McKinney & Olive through the formation of another joint venture with Granite in which we own a 50% interest. The McKinney & Olive joint venture has an anticipated total investment of $394.7 million, which includes $1.7 million of near-term building improvements and $2.0 million of transaction costs. As part of the transaction, the McKinney & Olive joint venture assumed a secured loan recorded at fair value of $137.0 million, with a stated interest rate of 4.5% and an effective interest rate of 5.3%, that is scheduled to mature in July 2024. The remainder of the purchase price was funded with $80.0 million of short-term preferred equity contributed by us and $86.4 million of common equity contributed by each of Granite and us. The preferred equity contributed by us will be entitled to receive monthly distributions initially at a minimum rate of SOFR plus 350 basis points.

- Midtown East Tampa, LLC (“Midtown East joint venture”)

During 2022, we formed a joint venture with The Bromley Companies (“Bromley”) in which we own a 50% interest to construct Midtown East, a multi-customer office development project located in the mixed-use Midtown Tampa project in Tampa’s Westshore submarket. Upon completion, the Midtown East joint venture will own 143,000 square feet of an overall

432,000 square foot tower. The rest of Midtown East will serve as the future headquarters of Tampa Electric and Peoples Gas. The total anticipated investment for the Midtown East joint venture’s share of the overall project is $83.0 million. In connection with the formation, we agreed to contribute our 50% share of the equity required to fund the development project, $0.3 million of which was funded as of December 31, 2022. We also committed to provide a $52.3 million interest-only secured construction loan to the Midtown East joint venture that is scheduled to mature on the third anniversary of completion. The loan bears interest at SOFR plus 450 basis points. As of December 31, 2022, no amounts were drawn on this loan.

- Brand/HRLP 2827 Peachtree LLC (“2827 Peachtree joint venture”)

During 2021, we formed a joint venture with Brand Properties, LLC (“Brand”) to construct 2827 Peachtree, a 135,000 square foot, multi-customer office building located in Atlanta’s Buckhead submarket. The 2827 Peachtree joint venture has an anticipated total investment of $79.0 million. Construction of 2827 Peachtree began in the first quarter of 2022 with a scheduled completion date in the third quarter of 2023. At closing, we agreed to contribute cash of $13.3 million, which has been fully funded, in exchange for a 50.0% interest in the 2827 Peachtree joint venture. Brand contributed land valued at $7.7 million and cash of $5.6 million in exchange for the remaining 50.0% interest. We also committed to provide a $49.6 million interest-only secured construction loan to the 2827 Peachtree joint venture that is scheduled to mature in December 2024 with an option to extend for one year. The loan bears interest at SOFR plus 300 basis points. As of December 31, 2022, $4.0 million was drawn on this loan.

- Other Activities

We receive development, management and leasing fees for services provided to certain of our joint ventures. These fees are recognized in income to the extent of our respective joint venture partner’s interest. During the years ended December 31, 2022, 2021 and 2020, we recognized $0.6 million, $1.6 million and $1.0 million, respectively, of development/construction, management and leasing fees from our unconsolidated joint ventures.

Consolidated Affiliates

- HRLP MTW, LLC (“Midtown West joint venture”)

In 2019, we and Bromley formed a joint venture to construct Midtown West, a 152,000 square foot, multi-customer office building located in the mixed-use Midtown Tampa project in Tampa’s Westshore submarket. The Midtown West joint venture has an anticipated total investment of $71.3 million. Construction of Midtown West began in the third quarter of 2019 and the building was placed in service in the second quarter of 2021. At closing, we agreed to contribute cash of $20.0 million, which has been fully funded, in exchange for an 80.0% interest in the Midtown West joint venture, and Bromley contributed land valued at $5.0 million in exchange for the remaining 20.0% interest. We also committed to provide a $46.3 million interest-only secured construction loan to the Midtown West joint venture that is scheduled to mature in June 2023. The loan bears interest at LIBOR plus 250 basis points. As of December 31, 2022, $39.2 million was drawn on this loan.

- Highwoods-Markel Associates, LLC (“Markel”)

We have a 50.0% ownership interest in Markel, a consolidated joint venture. We are the manager and leasing agent for Markel’s properties, which are located in Richmond in exchange for customary management and leasing fees. We consolidate Markel since we are the managing member and control the major operating and financial policies of the entity. As controlling member, we have an obligation to cause this property-owning entity to distribute proceeds of liquidation to the noncontrolling interest member in these partially owned properties only if the net proceeds received by the entity from the sale of any of Markel’s assets warrant a distribution as determined by the agreement governing the joint venture. We estimate the value of such noncontrolling interest distributions would have been $34.4 million had the entity been liquidated as of December 31, 2022. This estimated settlement value is based on the fair value of the underlying properties which is based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for customers, changes in market rental rates and costs to operate each property. If the entity’s underlying assets are worth less than the underlying liabilities on the date of such liquidation, we would have no obligation to remit any consideration to the noncontrolling interest holder. The assets of Markel can be used only to settle obligations of the joint venture and its creditors have no recourse to our wholly owned assets.

During 2021, Markel sold land in Richmond for a sale price of $3.0 million and recorded gain on disposition of property of $1.3 million.

Joint Venture Rights and Obligations

With respect to some of our joint ventures, we have a right to buy, and our joint venture partner has a right to sell to us, such joint venture partner’s interest under certain circumstances for fair market value (less estimated costs to sell) during various timeframes in the future. For our Granite Park Six joint venture, such rights are exercisable during the two-year period commencing on the 10th anniversary of the completion date. For each of our 23Springs and McKinney & Olive joint ventures, such rights are exercisable during the two-year period commencing on the 12th anniversary of the stabilization date of 23Springs. For our 2827 Peachtree joint venture, such rights are exercisable during the two-year period commencing on the earlier of: (1) the stabilization date; (2) the seventh anniversary of the completion date; and (3) maturity of the loan provided by us to the joint venture. For our Midtown West joint venture, our right to buy our partner’s interest is exercisable during the two-year period commencing on the seventh anniversary of the completion date, and our partner’s right to sell its interest to us is exercisable during the period commencing on the stabilization date and ending on the ninth anniversary of the completion date.

In addition to the foregoing, with respect to our Granite Park Six, 23Springs and Midtown West joint ventures, our joint venture partner has a right to receive additional consideration from us or the joint venture under certain circumstances if and to the extent the internal rate of return on the applicable development project exceeds certain thresholds.

Variable Interest Entities

The acquisition of SIX50 at Legacy Union in Charlotte was completed in 2022 using a special purpose entity owned by a qualified intermediary to facilitate one or more potential Section 1031 reverse exchanges under the Internal Revenue Code. As of December 31, 2022, this variable interest entity had total assets, liabilities and cash flows of $199.9 million, $3.6 million, and $1.6 million, respectively.

We determined that we have a variable interest in both the Granite Park Six and 23Springs joint ventures primarily because the entities were designed to pass along interest rate risk, equity price risk and operation risk to us and Granite as equity holders. The joint ventures were further determined to be variable interest entities as they require additional subordinated financial support in the form of loans because the initial equity investments provided by us and Granite are not sufficient to finance the planned investments and operations. We concluded we do not have the power to direct matters that most significantly impact the activities of either entity and therefore do not qualify as the primary beneficiary. Accordingly, the entities are not consolidated. As of December 31, 2022, our risk of loss with respect to these arrangements was limited to the carrying value of each investment balance. Our investment balances were $40.6 million and $44.9 million as of December 31, 2022 for the Granite Park Six and 23Springs joint ventures, respectively. The assets of the Granite Park Six and 23Springs joint ventures can be used only to settle obligations of the respective joint venture, and their creditors have no recourse to our wholly owned assets.

We determined that we have a variable interest in the McKinney & Olive joint venture primarily because the entity was designed to pass along interest rate risk, equity price risk and operation risk to us and Granite as equity holders. The McKinney & Olive joint venture was further determined to be a variable interest entity as it requires additional subordinated financial support in the form of a loan because the initial equity investments by us and Granite, including the additional preferred equity provided by us, are not sufficient to finance its planned investments and operations. We concluded we do not have the power to direct matters that most significantly impact the activities of the entity and therefore do not qualify as the primary beneficiary. Accordingly, the entity is not consolidated. As of December 31, 2022, our risk of loss with respect to this arrangement was $166.3 million, which represents the carrying value of our investment balance and includes the $80.0 million of preferred equity we funded. The assets of the McKinney & Olive joint venture can be used only to settle obligations of the joint venture, and its creditors have no recourse to our wholly owned assets.

We determined that we have a variable interest in the Midtown East joint venture primarily because the entity was designed to pass along interest rate risk, equity price risk and operation risk to us as both a debt and equity holder and Bromley as an equity holder. The Midtown East joint venture was further determined to be a variable interest entity as it requires additional subordinated financial support in the form of a loan because the initial equity investments provided by us and Bromley are not sufficient to finance its planned investments and operations. We concluded we do not have the power to direct matters that most significantly impact the activities of the entity and therefore do not qualify as the primary beneficiary. Accordingly, the entity is not consolidated. As of December 31, 2022, our risk of loss with respect to this arrangement was limited to the carrying value of the investment balance of $0.3 million as no amounts were outstanding under the loan. The assets of the Midtown East joint venture can be used only to settle obligations of the joint venture, and its creditors have no recourse to our wholly owned assets.

We determined that we have a variable interest in the 2827 Peachtree joint venture primarily because the entity was designed to pass along interest rate risk, equity price risk and operation risk to us as both a debt and equity holder and Brand as an equity holder. The 2827 Peachtree joint venture was further determined to be a variable interest entity as it requires additional subordinated financial support in the form of a loan because the initial equity investments provided by us and Brand are not sufficient to finance its planned investments and operations. We concluded we do not have the power to direct matters that most significantly impact the activities of the entity and therefore do not qualify as the primary beneficiary. Accordingly, the entity is not consolidated. As of December 31, 2022, our risk of loss with respect to this arrangement was $21.8 million, which consists of the $17.8 million carrying value of our investment balance plus the $4.0 million outstanding balance of the loan. The assets of the 2827 Peachtree joint venture can be used only to settle obligations of the joint venture, and its creditors have no recourse to our wholly owned assets.

We determined that we have a variable interest in the Midtown West joint venture primarily because the entity was designed to pass along interest rate risk, equity price risk and operation risk to us as both a debt and an equity holder and Bromley as an equity holder. The Midtown West joint venture was further determined to be a variable interest entity as it requires additional subordinated financial support in the form of a loan because the initial equity investments provided by us and Bromley are not sufficient to finance its planned investments and operations. We, as majority owner and managing member and through our control rights as set forth in the joint venture’s governance documents, were determined to be the primary beneficiary as we have both the power to direct the activities that most significantly affect the entity (primarily lease rates, property operations and capital expenditures) and significant economic exposure through our equity investment and loan commitment. As such, the Midtown West joint venture is consolidated and all intercompany transactions and accounts are eliminated. The following table sets forth the assets and liabilities of the Midtown West joint venture included on our Consolidated Balance Sheets:

	December 31,
	2022	2021
Net real estate assets	$59,854	$53,191
Cash and cash equivalents	$1,009	$389
Accounts receivable	$1,490	$—
Accrued straight-line rents receivable	$1,921	$121
Deferred leasing costs, net	$2,677	$1,519
Prepaid expenses and other assets	$153	$163
Accounts payable, accrued expenses and other liabilities	$1,212	$646

The assets of the Midtown West joint venture can be used only to settle obligations of the joint venture, and its creditors have no recourse to our wholly owned assets.

5.    Intangible Assets and Below Market Lease Liabilities

The following table sets forth total intangible assets and acquisition-related below market lease liabilities, net of accumulated amortization:

	December 31,
	2022	2021
Assets:
Deferred leasing costs (including lease incentives and above market lease and in-place lease acquisition-related intangible assets)	$416,579	$402,013
Less accumulated amortization	(163,751)	(143,111)
	$252,828	$258,902
Liabilities (in accounts payable, accrued expenses and other liabilities):
Acquisition-related below market lease liabilities	$55,304	$57,703
Less accumulated amortization	(29,859)	(28,978)
	$25,445	$28,725

The following table sets forth amortization of intangible assets and below market lease liabilities:

	Year Ended December 31,
	2022	2021	2020
Amortization of deferred leasing costs and acquisition-related intangible assets (in depreciation and amortization)	$44,900	$38,173	$34,401
Amortization of lease incentives (in rental and other revenues)	$2,090	$1,885	$1,847
Amortization of acquisition-related intangible assets (in rental and other revenues)	$3,320	$1,932	$1,137
Amortization of acquisition-related intangible assets (in rental property and other expenses)	$—	$—	$510
Amortization of acquisition-related below market lease liabilities (in rental and other revenues)	$(5,452)	$(5,720)	$(6,031)

The following table sets forth scheduled future amortization of intangible assets and below market lease liabilities:

Years Ending December 31,	Amortization of Deferred Leasing Costs and Acquisition-Related Intangible Assets (in Depreciation and Amortization)	Amortization of Lease Incentives (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental and Other Revenues)	Amortization of Acquisition-Related Below Market Lease Liabilities (in Rental and Other Revenues)
2023	$42,303	$2,097	$3,302	$(4,888)
2024	36,899	1,677	3,088	(4,219)
2025	29,903	1,598	2,220	(2,729)
2026	25,642	1,397	1,860	(2,514)
2027	21,893	1,210	1,518	(2,112)
Thereafter	67,139	3,484	5,598	(8,983)
	$223,779	$11,463	$17,586	$(25,445)
Weighted average remaining amortization periods as of December 31, 2022 (in years)	7.8	7.7	7.6	8.4

The following table sets forth the intangible assets acquired and below market lease liabilities assumed as a result of the acquisition of SIX50 at Legacy Union in Charlotte:

	Acquisition-Related Intangible Assets (amortized in Rental and Other Revenues)	Acquisition-Related Intangible Assets (amortized in Depreciation and Amortization)	Acquisition-Related Below Market Lease Liabilities (amortized in Rental and Other Revenues)
Amount recorded at acquisition	$4,722	$12,606	$(2,172)
Weighted average remaining amortization periods as of December 31, 2022 (in years)	8.8	9.6	12.5

6.    Mortgages and Notes Payable

Our mortgages and notes payable consisted of the following:

	December 31,
	2022	2021
Secured indebtedness (1):
4.27% (3.61% effective rate) mortgage loan due 2028 (2)	$113,105	$115,731
4.00% mortgage loan due 2029	89,204	91,318
3.61% (3.19% effective rate) mortgage loan due 2029 (3)	84,666	84,973
3.40% (3.50% effective rate) mortgage loan due 2033 (4)	69,473	69,422
4.60% (3.73% effective rate) mortgage loan due 2037 (5)	127,540	130,498
	483,988	491,942
Unsecured indebtedness:
3.625% (3.752% effective rate) notes due 2023 (6)	—	249,726
3.875% (4.038% effective rate) notes due 2027 (7)	298,334	297,934
4.125% (4.271% effective rate) notes due 2028 (8)	347,863	347,449
4.200% (4.234% effective rate) notes due 2029 (9)	349,386	349,288
3.050% (3.079% effective rate) notes due 2030 (10)	399,302	399,204
2.600% (2.645% effective rate) notes due 2031 (11)	398,735	398,579
Variable rate term loan due 2026 (12)	200,000	200,000
Variable rate term loan due 2027 (12)	150,000	—
Variable rate term loan due 2024 (12)	200,000	—
Revolving credit facility due 2025 (13)	386,000	70,000
	2,729,620	2,312,180
Less-unamortized debt issuance costs	(16,393)	(15,207)
Total mortgages and notes payable, net	$3,197,215	$2,788,915
__________
(1)Our secured mortgage loans were collateralized by real estate assets with an undepreciated book value of $747.4 million as of December 31, 2022. We paid down $6.4 million of secured loan balances through principal amortization during 2022.
(2)Net of unamortized fair market value premium of $3.3 million and $3.9 million as of December 31, 2022 and 2021, respectively.
(3)Net of unamortized fair market value premium of $2.0 million and $2.3 million as of December 31, 2022 and 2021, respectively.
(4)Net of unamortized fair market value discount of $0.5 million and $0.6 million as of December 31, 2022 and 2021, respectively.
(5)Net of unamortized fair market value premium of $9.3 million and $10.0 million as of December 31, 2022 and 2021, respectively.
(6)Net of unamortized original issuance discount of $0.3 million as of December 31, 2021. This debt was repaid in 2022.
(7)Net of unamortized original issuance discount of $1.7 million and $2.1 million as of December 31, 2022 and 2021, respectively.
(8)Net of unamortized original issuance discount of $2.1 million and $2.6 million as of December 31, 2022 and 2021, respectively.
(9)Net of unamortized original issuance discount of $0.6 million and $0.7 million as of December 31, 2022 and 2021, respectively.
(10)Net of unamortized original issuance discount of $0.7 million and $0.8 million as of December 31, 2022 and 2021, respectively.

(11)Net of unamortized original issuance discount of $1.3 million and $1.4 million as of December 31, 2022 and 2021, respectively.
(12)The interest rate was 5.34% as of December 31, 2022.
(13)The interest rate was 5.24% as of December 31, 2022.

The following table sets forth scheduled future principal payments, including amortization, due on our mortgages and notes payable as of December 31, 2022:

Years Ending December 31,	Amount
2023	$7,069
2024	207,365
2025	393,176
2026	206,911
2027	458,929
Thereafter	1,940,158
Less-unamortized debt issuance costs	(16,393)
$3,197,215

Our $750.0 million unsecured revolving credit facility is scheduled to mature in March 2025 and includes an accordion feature that currently allows for an additional $200.0 million of borrowing capacity subject to additional lender commitments. Assuming no defaults have occurred, we have an option to extend the maturity for two additional six-month periods. During the second quarter of 2022, in connection with the modification of our $200.0 million term loan as discussed below, the interest rate on our revolving credit facility was converted from LIBOR plus 90 basis points to SOFR plus a related spread adjustment of 10 basis points and a borrowing spread of 85 basis points, based on current credit ratings. The annual facility fee is 20 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody’s Investors Service or Standard & Poor’s Ratings Services. We may be entitled to a temporary reduction in the interest rate of one basis point provided we meet certain sustainability goals with respect to the ongoing reduction of greenhouse gas emissions. There was $386.0 million and $392.0 million outstanding under our new revolving credit facility as of December 31, 2022 and January 27, 2023, respectively. As of both December 31, 2022 and January 27, 2023, we had $0.1 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility as of December 31, 2022 and January 27, 2023 was $363.9 million and $357.9 million, respectively.

During 2022, we obtained a $200.0 million, two-year unsecured bank term loan that is scheduled to mature in October 2024. Assuming no defaults have occurred, we have an option to extend the maturity for one additional year. The interest rate, based on current credit ratings, is SOFR plus a related spread adjustment of 10 basis points and a borrowing spread of 95 basis points. The interest rate is based on the higher of the publicly announced ratings from Moody’s Investors Service or Standard & Poor’s Ratings Services. We may be entitled to a temporary reduction in the interest rate of one basis point provided we meet certain sustainability goals with respect to the ongoing reduction of greenhouse gas emissions. Additionally, we used the additional $200.0 million of borrowings, together with available cash and borrowings under our revolving credit facility, to prepay without penalty $250.0 million principal amount of 3.625% unsecured notes that were scheduled to mature in January 2023.

During 2022, we modified our $200.0 million unsecured bank term loan to extend the maturity date from November 2022 to May 2026. As part of this modification, we also obtained a $150.0 million delayed-draw term loan, which was drawn in its entirety in the third quarter of 2022, that is scheduled to mature in May 2027. The interest rate, based on current credit ratings, is SOFR plus a related spread adjustment of 10 basis points and a borrowing spread of 95 basis points. The interest rate is based on the higher of the publicly announced ratings from Moody’s Investors Service or Standard & Poor’s Ratings Services. We may be entitled to a temporary reduction in the interest rate of one basis point provided we meet certain sustainability goals with respect to the ongoing reduction of greenhouse gas emissions. We incurred $2.7 million of debt issuance costs, which are being amortized along with certain existing unamortized debt issuance costs over the remaining term of our modified term loan.

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

During 2021, we also obtained a $200.0 million, six-month unsecured bridge facility. The bridge facility was originally scheduled to mature in January 2022. The bridge facility bore interest at LIBOR plus 85 basis points, had a commitment fee of 20 basis points. We incurred $1.0 million of debt issuance costs related to this bridge facility which were being amortized over the six-month term. This bridge facility was prepaid in full without penalty prior to December 31, 2021. We recorded $0.2 million of loss on debt extinguishment related to this prepayment.

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

We previously entered into floating-to-fixed interest rate swaps through January 2022 with respect to an aggregate of $50.0 million LIBOR-based borrowings. These swaps effectively fixed the underlying one-month LIBOR rate at a weighted average rate of 1.693%. During 2022, these interest rate swaps expired.

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

The Operating Partnership has $298.3 million carrying amount of 2027 notes outstanding, $347.9 million carrying amount of 2028 notes outstanding, $349.4 million carrying amount of 2029 notes outstanding, $399.3 million carrying amount of 2030 notes outstanding and $398.7 million carrying amount of 2031 notes outstanding. The indenture that governs these outstanding notes requires us to comply with customary operating covenants and various financial ratios. The trustee or the holders of at least 25.0% in principal amount of any series of notes can accelerate the principal amount of such series upon written notice of a default that remains uncured after 60 days.

We have considered our short-term liquidity needs within one year from February 7, 2023 (the date of issuance of the annual financial statements) and the adequacy of our estimated cash flows from operating activities and other available financing sources to meet these needs. In particular, we have considered our scheduled debt maturities during such one-year period. We have concluded it is probable we will meet these short-term liquidity requirements through a combination of the following:

•available cash and cash equivalents;

•cash flows from operating activities;

•issuance of debt securities by the Operating Partnership;

•issuance of secured debt;

•bank term loans;

•borrowings under our revolving credit facility;

•issuance of equity securities by the Company or the Operating Partnership; and

•the disposition of non-core assets.

Capitalized Interest

Total interest capitalized to wholly-owned and joint venture development and significant building and tenant improvement projects was $4.0 million, $9.6 million and $8.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.

7.    Commitments and Contingencies

Lease and Contractual Commitments

We have $300.6 million of lease and contractual commitments as of December 31, 2022. Lease and contractual commitments represent commitments under signed leases and contracts for operating properties (excluding tenant-funded tenant improvements), contracts for development/redevelopment projects and unfunded joint venture equity contributions agreed to at formation, of which $60.6 million was recorded on our Consolidated Balance Sheet as of December 31, 2022.

Contingent Consideration

We had $0.8 million of contingent consideration related to a parcel of acquired development land as of both December 31, 2022 and 2021. The contingent consideration is payable in cash to a third party if and to the extent future development milestones as outlined in the purchase agreements are met.

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

Joint Venture Buyout Rights and Obligations

With respect to certain joint ventures, we have a right to buy, and our joint venture partner has a right to sell, such joint venture interest to us under certain circumstances for fair market value (less estimated costs to sell) at various dates in the future. See Note 4.

In addition, with respect to certain of our joint ventures, our joint venture partner has a right to receive additional consideration from us or the joint venture under certain circumstances if and to the extent the internal rate of return on the applicable development project exceeds certain thresholds.

8.    Noncontrolling Interests

Noncontrolling Interests in Consolidated Affiliates

As of December 31, 2022, our noncontrolling interests in consolidated affiliates relate to our joint venture partners’ 50.0% interest in Markel and 20.0% interest in the Midtown West joint venture. See Note 4. Our joint venture partners are unrelated third parties.

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

The following table sets forth the Company’s noncontrolling interests in the Operating Partnership:

	Year Ended December 31,
	2022	2021
Beginning noncontrolling interests in the Operating Partnership	$111,689	$112,499
Adjustment of noncontrolling interests in the Operating Partnership to fair value	(39,502)	11,461
Conversions of Common Units to Common Stock	(1,251)	(15,076)
Redemptions of Common Units	(3,763)	—
Net income attributable to noncontrolling interests in the Operating Partnership	3,670	8,321
Distributions to noncontrolling interests in the Operating Partnership	(4,866)	(5,516)
Total noncontrolling interests in the Operating Partnership	$65,977	$111,689

The following table sets forth net income available for common stockholders and transfers from the Company’s noncontrolling interests in the Operating Partnership:

	Year Ended December 31,
	2022	2021	2020
Net income available for common stockholders	$156,572	$310,791	$344,914
Increase in additional paid in capital from conversions of Common Units to Common Stock	1,251	15,076	145
Redemptions of Common Units	3,763	—	—
Issuances of Common Units	—	—	(6,163)
Change from net income available for common stockholders and transfers from noncontrolling interests	$161,586	$325,867	$338,896

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

The following table sets forth our assets and liabilities and the Company’s noncontrolling interests in the Operating Partnership that are measured or disclosed at fair value within the fair value hierarchy:

		Level 1	Level 2
	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs
Fair Value as of December 31, 2022:
Assets:
Mortgages and notes receivable, at fair value (1)	$1,051	$—	$1,051
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	2,564	2,564	—
Total Assets	$3,615	$2,564	$1,051
Noncontrolling Interests in the Operating Partnership	$65,977	$65,977	$—
Liabilities:
Mortgages and notes payable, net, at fair value (1)	$2,832,973	$—	$2,832,973
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	2,564	2,564	—
Total Liabilities	$2,835,537	$2,564	$2,832,973

Fair Value as of December 31, 2021:
Assets:
Mortgages and notes receivable, at fair value (1)	$1,227	$—	$1,227
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	2,866	2,866	—
Total Assets	$4,093	$2,866	$1,227
Noncontrolling Interests in the Operating Partnership	$111,689	$111,689	$—
Liabilities:
Mortgages and notes payable, net, at fair value (1)	$2,907,492	$—	$2,907,492
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	60	—	60
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	2,866	2,866	—
Total Liabilities	$2,910,418	$2,866	$2,907,552
__________
(1)    Amounts are not recorded at fair value on our Consolidated Balance Sheets as of December 31, 2022 and 2021.

At various points throughout 2022, there were Level 3 impaired real estate assets resulting from the shortened hold period assumptions for certain assets in Pittsburgh, which included the following:

•a land parcel measured at a fair value of $1.7 million in the third quarter of 2022. This impairment resulted from the changes in our assumptions about the use of the asset as a result of our plan to exit the Pittsburgh market and was calculated using broker opinions of value, as observable inputs were not available; and

•EQT Plaza, an in-service office building measured at a fair value of $57.4 million in the second quarter of 2022. This impairment resulted from the shortened hold period assumptions for the asset as a result of our plan to exit the Pittsburgh market. The estimated fair value was calculated using broker opinions of value, which incorporate an income approach, as observable inputs were not available. Key assumptions used in the impairment calculation were estimated selling costs of 3.5% (including seller’s share of anticipated transfer taxes), the high end of an estimated discount rate ranging from 13.2% to 16.2% and an estimated terminal capitalization rate of 8.0%.

10.    Equity

Common Stock Issuances

During 2020, we entered into separate equity distribution agreements in which the Company may offer and sell up to $300.0 million in aggregate gross sales price of shares of Common Stock. During 2022 and 2021, respectively, the Company issued 130,011 and 456,273 shares of Common Stock under its equity distribution agreements at an average gross sales price of $46.50 and $46.23 per share and received net proceeds, after sales commissions, of $6.0 million and $20.8 million. As of December 31, 2022, the Company had 94.8 million remaining shares of Common Stock authorized to be issued under its charter.

Common Stock Dividends

Dividends of the Company declared per share of Common Stock were $2.00, $1.96 and $1.92 for the years ended December 31, 2022, 2021 and 2020, respectively.

The following table sets forth the Company’s estimated taxability to the common stockholders of dividends per share for federal income tax purposes:

	Year Ended December 31,
	2022	2021	2020
Ordinary dividend	$1.82	$1.87	$1.65
Capital gains	0.18	0.09	0.25
Return of capital	—	—	0.02
Total	$2.00	$1.96	$1.92

The Company’s tax returns have not been examined by the Internal Revenue Service (“IRS”) and, therefore, the taxability of dividends is subject to change.

Preferred Stock

The following table sets forth the Company’s outstanding Preferred Stock as of both December 31, 2022 and 2021 :

	Issue Date	Number of Shares Outstanding	Carrying Value	Liquidation Preference Per Share	Optional Redemption Date	Annual Dividends Payable Per Share
		(in thousands)
8.625% Series A Cumulative Redeemable	2/12/1997	29	$28,821	$1,000	2/12/2027	$86.25

The following table sets forth the Company’s estimated taxability to the preferred stockholders of dividends per share for federal income tax purposes:

	Year Ended December 31,
	2022	2021	2020
8.625% Series A Cumulative Redeemable:
Ordinary dividend	$78.48	$82.38	$74.96
Capital gains	7.77	3.87	11.29
Total	$86.25	$86.25	$86.25

The Company’s tax returns have not been examined by the IRS and, therefore, the taxability of dividends is subject to change.

Warrants

As of both December 31, 2022 and 2021, we had 15,000 warrants outstanding with an exercise price of $32.50 per share. Upon exercise of a warrant, the Company will contribute the exercise price to the Operating Partnership in exchange for Common Units. Therefore, the Operating Partnership accounts for such warrants as if issued by the Operating Partnership. These warrants have no expiration date.

Common Unit Distributions

Distributions of the Operating Partnership declared per Common Unit were $2.00, $1.96 and $1.92 for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Preferred Units

The following table sets forth the Operating Partnership’s outstanding Preferred Units as of both December 31, 2022 and 2021:

	Issue Date	Number of Units Outstanding	Carrying Value	Liquidation Preference Per Unit	Optional Redemption Date	Annual Distributions Payable Per Unit
		(in thousands)
8.625% Series A Cumulative Redeemable	2/12/1997	29	$28,821	$1,000	2/12/2027	$86.25

11.    Employee Benefit Plans

Officer, Management and Director Compensation Programs

Officers of the Company participate in an annual non-equity incentive program pursuant to which they are eligible to earn cash payments based on a percentage of their annual base salary in effect for December of the applicable year. Under this component of our executive compensation program, officers are eligible to earn additional cash compensation generally to the extent specific performance-based metrics are achieved during the most recently completed year. The position held by each officer has a target annual incentive percentage that ranges from 25% to 140% of base salary. The more senior the position, the greater the portion of compensation that varies with performance. The percentage amount an officer may earn under the annual non-equity incentive plan is the product of the target annual incentive percentage times an “actual performance factor,” which can range from zero to 200%. Amounts under our annual non-equity incentive plan are accrued and expensed in the year earned, but are typically paid early in the following year.

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

	December 31,
	2022	2021
Outstanding stock options and warrants	527,067	527,067
Possible future issuance under equity incentive plans	2,817,293	2,999,100
	3,344,360	3,526,167

Of the possible future issuance under the Company’s long-term equity incentive plans as of December 31, 2022, no more than an additional 0.8 million shares can be in the form of restricted stock.

During the years ended December 31, 2022, 2021 and 2020, we recognized share-based compensation expense of $7.6 million, $8.6 million and $6.2 million, respectively. Because REITs generally do not pay income taxes, we do not realize tax benefits on share-based payments. As of December 31, 2022, there was $3.6 million of total unrecognized share-based compensation costs, which will be recognized over a weighted average remaining contractual term of 1.9 years.

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

The following table sets forth stock option activity:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price
Stock options outstanding as of December 31, 2019	584,902	$45.75
Exercised	(42,163)	41.10
Forfeited	(5,366)	50.82
Stock options outstanding as of December 31, 2020	537,373	46.07
Exercised	(25,306)	43.76
Stock options outstanding as of December 31, 2021 (1)	512,067	46.18
__________
(1)There were no options granted, canceled, exercised or forfeited during the year ended December 31, 2022. The Company had 512,067 options exercisable as of both December 31, 2022 and 2021, with a weighted average exercise price of $46.18 at each date. As of December 31, 2022, these options had a weighted average remaining life of 3.0 years, and all had exercise prices higher than the market price of our common stock. As of December 31, 2021, these options had a weighted average remaining life of 4.0 years, an intrinsic value of $0.6 million, and there were 279,549 shares that had exercise prices higher than the market price of our common stock.

No options were exercised during the year ended December 31, 2022. Cash received or receivable from options exercised was $1.1 million and $1.9 million for the years ended December 31, 2021 and 2020, respectively. The total intrinsic value of options exercised during the years ended December 31, 2021 and 2020 was $0.1 million and $0.4 million, respectively. The total intrinsic value of options outstanding as of December 31, 2021 and 2020 was $0.6 million and $0.1 million, respectively. The Company generally does not permit the net cash settlement of exercised stock options, but does permit net share settlement so long as the shares received are held for at least a year. The Company has a practice of issuing new shares to satisfy stock option exercises.

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

The following table sets forth time-based restricted stock activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted shares outstanding as of December 31, 2019	218,151	$45.73
Awarded and issued (1)	83,116	44.88
Vested (2)	(88,326)	45.86
Forfeited	(3,751)	45.78
Restricted shares outstanding as of December 31, 2020	209,190	45.34
Awarded and issued (1)	103,120	39.99
Vested (2)	(89,264)	45.90
Forfeited	(3,327)	43.13
Restricted shares outstanding as of December 31, 2021	219,719	42.63
Awarded and issued (1)	99,975	43.58
Vested (2)	(101,082)	42.80
Forfeited	(779)	42.37
Restricted shares outstanding as of December 31, 2022	217,833	$42.63
__________

(1)The weighted average fair value at grant date of time-based restricted stock issued during the years ended December 31, 2022, 2021 and 2020 was $4.4 million, $4.1 million and $3.7 million, respectively.
(2)The vesting date fair value of time-based restricted stock that vested during the years ended December 31, 2022, 2021 and 2020 was $4.4 million, $3.6 million and $3.9 million, respectively. Vested shares include those shares surrendered by employees to satisfy tax withholding obligations in connection with such vesting.

- Total Return-Based Restricted Stock

Shares of total return-based restricted stock vest to the extent the Company’s absolute total returns for certain pre-determined three-year periods exceed predetermined goals. The amount subject to vesting ranges from zero to 150%. For total return-based restricted stock issued prior to 2022, notwithstanding the Company’s absolute total return, if the Company’s total return exceeds 100% of the average peer group total return index, 100% of total return-based restricted stock issued will vest at the end of the applicable period. For total return-based restricted stock issued during 2022, notwithstanding the Company’s absolute total return, if the Company’s total return is in the 50th percentile or greater as compared to all of the companies included in the FTSE NAREIT Equity Office Index, 100% of total return-based restricted stock issued will vest at the end of the applicable period. The weighted average grant date fair value of such shares of total return-based restricted stock issued in 2022, 2021 and 2020 was determined to be $41.94, $36.41 and $38.31, respectively, and is amortized over the respective three-year period or the service period, if shorter, for employees who are or will become eligible under the Company’s retirement plan. The fair values of the total return-based restricted stock granted were determined at the grant dates using a Monte Carlo simulation model and the following assumptions:

	2022	2021	2020
Risk free interest rate (1)	1.6%	0.3%	0.9%
Common stock dividend yield (2)	4.5%	4.8%	3.9%
Expected volatility (3)	25.8%	26.8%	20.4%
__________
(1)Represents the interest rate as of the grant date on US treasury bonds having the same life as the estimated life of the total return-based restricted stock grants.
(2)The dividend yield is calculated utilizing the then current regular dividend rate for a one-year period and the average per share price of Common Stock during the three-month period preceding the date of grant.
(3)Based on the historical volatility of Common Stock over a period relevant to the related total return-based restricted stock grant.

The following table sets forth total return-based restricted stock activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted shares outstanding as of December 31, 2019	208,848	$42.22
Awarded and issued (1)	66,188	38.31
Forfeited (3)	(49,852)	51.93
Restricted shares outstanding as of December 31, 2020	225,184	39.53
Awarded and issued (1)	81,464	36.41
Vested (2)	(55,452)	43.01
Forfeited (3)	(21,904)	42.33
Restricted shares outstanding as of December 31, 2021	229,292	38.00
Awarded and issued (1)	81,832	41.94
Vested (2)	(62,985)	45.90
Forfeited (3)	(20,995)	45.90
Restricted shares outstanding as of December 31, 2022	227,144	$38.93
__________
(1)The fair value at grant date of total return-based restricted stock issued during the years ended December 31, 2022, 2021 and 2020 was $3.4 million, $2.9 million and $2.5 million, respectively, at target.
(2)The vesting date fair value of total return-based restricted stock that vested during the years ended December 31, 2022 and 2021 was $2.7 million and $2.2 million, respectively, based on the performance of the specific plans. Vested shares include those shares surrendered by employees to satisfy tax withholding obligations in connection with such vesting. There were no vested shares of total return-based restricted stock during the year ended December 31, 2020.
(3)The 2022, 2021 and 2020 amounts include 20,995, 18,484 and 46,852 shares, respectively, that were forfeited at the end of the applicable measurement period because the applicable total return did not meet targeted levels.

401(k) Retirement Savings Plan

We have a 401(k) Retirement Savings Plan covering substantially all employees who meet certain age and employment criteria. We contribute amounts for each participant at a rate of 75% of the employee’s contribution (up to 6% of each employee’s bi-weekly salary and cash incentives, subject to statutory limits). During the years ended December 31, 2022, 2021 and 2020, we contributed $1.4 million, $1.3 million and $1.4 million, respectively, to the 401(k) savings plan. The assets of this qualified plan are not included in our Consolidated Financial Statements since the assets are not owned by us.

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

Deferred Compensation

Prior to 2010, officers could elect to defer all or a portion of their cash compensation, which was then invested in unrelated mutual funds under a non-qualified deferred compensation plan. These investments are recorded at fair value, which aggregated $2.6 million and $2.9 million as of December 31, 2022 and 2021, respectively, and are included in prepaid expenses and other assets, with an offsetting deferred compensation liability recorded in accounts payable, accrued expenses and other liabilities. Deferred amounts ultimately payable to the participants are based on the value of the related mutual fund investments. Accordingly, changes in the value of the unrelated mutual funds are recorded in interest and other income and the corresponding offsetting changes in the deferred compensation liability are recorded in general and administrative expense. As a result, there is no effect on our net income.

The following table sets forth our deferred compensation liability:

	Year Ended December 31,
	2022	2021	2020
Beginning deferred compensation liability	$2,866	$2,573	$2,345
Mark-to-market adjustment to deferred compensation (in general and administrative expenses)	(302)	293	228
Total deferred compensation liability	$2,564	$2,866	$2,573

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”) pursuant to which employees may contribute up to 25% of their cash compensation for the purchase of Common Stock. At the end of each quarter, each participant’s account balance, which includes accumulated dividends, is applied to acquire shares of Common Stock at a cost that is calculated at 85% of the average closing price on the NYSE on the five consecutive days preceding the last day of the quarter. In the years ended December 31, 2022, 2021 and 2020, the Company issued 46,656, 38,460 and 47,208 shares, respectively, of Common Stock under the ESPP. The 15% discount on newly issued shares, which is taxable income to the participants and is recorded by us as additional compensation expense, aggregated $0.2 million, $0.2 million and $0.3 million in the years ended December 31, 2022, 2021 and 2020, respectively. Generally, shares purchased under the ESPP must be held at least one year. The Company satisfies its ESPP obligations by issuing additional shares of Common Stock.

12.    Real Estate and Other Assets Held For Sale

The following table sets forth the assets held for sale as of December 31, 2022 and 2021, which are considered non-core:

	December 31,
	2022	2021
Assets:
Land held for development	$—	$3,482
Net real estate assets	—	3,482
Prepaid expenses and other assets	—	36
Real estate and other assets, net, held for sale	$—	$3,518

13.    Earnings Per Share and Per Unit

The following table sets forth the computation of basic and diluted earnings per share of the Company:

	Year Ended December 31,
	2022	2021	2020
Earnings per Common Share - basic:
Numerator:
Net income	$163,958	$323,310	$357,914
Net (income) attributable to noncontrolling interests in the Operating Partnership	(3,670)	(8,321)	(9,338)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(1,230)	(1,712)	(1,174)
Dividends on Preferred Stock	(2,486)	(2,486)	(2,488)
Net income available for common stockholders	$156,572	$310,791	$344,914
Denominator:
Denominator for basic earnings per Common Share – weighted average shares (1)	105,120	104,232	103,876
Net income available for common stockholders	$1.49	$2.98	$3.32
Earnings per Common Share - diluted:
Numerator:
Net income	$163,958	$323,310	$357,914
Net (income) attributable to noncontrolling interests in consolidated affiliates	(1,230)	(1,712)	(1,174)
Dividends on Preferred Stock	(2,486)	(2,486)	(2,488)
Net income available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	$160,242	$319,112	$354,252
Denominator:
Denominator for basic earnings per Common Share – weighted average shares (1)	105,120	104,232	103,876
Add:
Stock options using the treasury method	5	18	8
Noncontrolling interests Common Units	2,442	2,811	2,830
Denominator for diluted earnings per Common Share – adjusted weighted average shares and assumed conversions	107,567	107,061	106,714
Net income available for common stockholders	$1.49	$2.98	$3.32
__________
(1)Includes all unvested restricted stock where dividends on such restricted stock are non-forfeitable.

The following table sets forth the computation of basic and diluted earnings per unit of the Operating Partnership:

	Year Ended December 31,
	2022	2021	2020
Earnings per Common Unit - basic:
Numerator:
Net income	$163,958	$323,310	$357,914
Net (income) attributable to noncontrolling interests in consolidated affiliates	(1,230)	(1,712)	(1,174)
Distributions on Preferred Units	(2,486)	(2,486)	(2,488)
Net income available for common unitholders	$160,242	$319,112	$354,252
Denominator:
Denominator for basic earnings per Common Unit – weighted average units (1)	107,153	106,634	106,297
Net income available for common unitholders	$1.50	$2.99	$3.33
Earnings per Common Unit - diluted:
Numerator:
Net income	$163,958	$323,310	$357,914
Net (income) attributable to noncontrolling interests in consolidated affiliates	(1,230)	(1,712)	(1,174)
Distributions on Preferred Units	(2,486)	(2,486)	(2,488)
Net income available for common unitholders	$160,242	$319,112	$354,252
Denominator:
Denominator for basic earnings per Common Unit – weighted average units (1)	107,153	106,634	106,297
Add:
Stock options using the treasury method	5	18	8
Denominator for diluted earnings per Common Unit – adjusted weighted average units and assumed conversions	107,158	106,652	106,305
Net income available for common unitholders	$1.50	$2.99	$3.33
__________
(1)Includes all unvested restricted stock where distributions on such restricted stock are non-forfeitable.

14.    Income Taxes

Our Consolidated Financial Statements include the operations of the Company’s taxable REIT subsidiary, which is not entitled to the dividends paid deduction and is subject to federal, state and local income taxes on its taxable income.

The minimum dividend per share of Common Stock required for the Company to maintain its REIT status was $1.60, $1.61 and $1.41 per share in 2022, 2021 and 2020, respectively. Continued qualification as a REIT depends on the Company’s ability to satisfy the dividend distribution tests, stock ownership requirements and various other qualification tests. The tax basis of the Company’s assets (net of accumulated tax depreciation and amortization) and liabilities was approximately $5.6 billion and $3.5 billion, respectively, as of December 31, 2022 and $5.2 billion and $3.2 billion, respectively, as of December 31, 2021. The tax basis of the Operating Partnership’s assets (net of accumulated tax depreciation and amortization) and liabilities was approximately $5.4 billion and $3.5 billion, respectively, as of December 31, 2022 and $5.0 billion and $3.2 billion, respectively, as of December 31, 2021.

During the years ended December 31, 2022, 2021 and 2020, the Company qualified as a REIT and incurred no federal income tax expense; accordingly, the only federal income taxes included in the accompanying Consolidated Financial Statements relate to activities of the Company’s taxable REIT subsidiary.

The Company’s net deferred tax liability was $0.1 million as of December 31, 2021. There was no net deferred tax liability as of December 31, 2022. The net deferred tax liability is comprised primarily of tax versus book differences related to property (depreciation, amortization and basis differences).

For the years ended December 31, 2022 and 2021, there were no unrecognized tax benefits. The Company is subject to federal, state and local income tax examinations by taxing authorities for 2019 through 2022. The Company does not expect that the total amount of unrecognized benefits will materially change within the next year.

15.    Segment Information

Our principal business is the operation, acquisition and development of rental office properties. We evaluate our business by geographic location. The operating results by geographic grouping are regularly reviewed by our chief operating decision maker for assessing performance and other purposes. There are no material inter-segment transactions.

Our accounting policies of the segments are the same as those used in our Consolidated Financial Statements. All operations are within the United States.

The following tables summarize the rental and other revenues, net operating income (the primary industry property-level performance metric used by our chief operating decision maker and which is defined as rental and other revenues less rental property and other expenses) and total assets for our office properties. Our segment information as of and for the years ended December 31, 2021 and 2020, respectively, has been retrospectively revised from previously reported amounts to reflect a change in our reportable segments as a result of our plan to exit the Pittsburgh market.

	Year Ended December 31,
	2022	2021	2020
Rental and Other Revenues:
Atlanta	$143,904	$143,612	$146,704
Charlotte	73,721	49,347	35,733
Nashville	174,341	149,674	138,089
Orlando	54,802	51,281	49,459
Raleigh	182,990	162,115	128,189
Richmond	43,084	45,941	48,079
Tampa	94,726	97,954	99,520
Total Office Segment	767,568	699,924	645,773
Other	61,361	68,083	91,127
Total Rental and Other Revenues	$828,929	$768,007	$736,900

Net Operating Income:
Atlanta	$92,297	$94,122	$95,448
Charlotte	55,689	38,464	28,431
Nashville	129,217	110,039	99,901
Orlando	32,331	31,301	29,546
Raleigh	134,904	121,005	95,926
Richmond	28,879	31,726	33,667
Tampa	59,691	64,396	67,059
Total Office Segment	533,008	491,053	449,978
Other	36,115	40,518	55,097
Total Net Operating Income	569,123	531,571	505,075
Reconciliation to net income:
Depreciation and amortization	(287,610)	(259,255)	(241,585)
Impairments of real estate assets	(36,515)	—	(1,778)
General and administrative expenses	(42,266)	(40,553)	(41,031)
Interest expense	(105,385)	(85,853)	(80,962)
Other income/(loss)	1,530	1,394	(1,707)
Gains on disposition of property	63,546	174,059	215,897
Equity in earnings of unconsolidated affiliates	1,535	1,947	4,005
Net income	$163,958	$323,310	$357,914

	December 31,
	2022	2021
Total Assets:
Atlanta	$928,406	$947,877
Charlotte	984,075	771,121
Nashville	1,290,819	1,294,178
Orlando	287,950	285,781
Raleigh	1,288,878	1,269,200
Richmond	196,435	202,488
Tampa	493,966	514,303
Total Office Segment	5,470,529	5,284,948
Other	592,847	410,190
Total Assets	$6,063,376	$5,695,138

16.    Subsequent Events

We have a 50.0% ownership interest in Markel, a joint venture that was consolidated as of December 31, 2022 (see Note 4). Effective January 1, 2023, the agreement governing the joint venture was modified to require the consent of both partners for major operating and financial policies of the entity. As a result, even though we remain the managing member, because we are no longer in sole control of the major operating and financial policies of the entity, we will no longer consolidate Markel and will account for the joint venture using the equity method of accounting effective January 1, 2023.

On February 1, 2023, the Company declared a cash dividend of $0.50 per share of Common Stock, which is payable on March 14, 2023 to stockholders of record as of February 21, 2023.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTE TO SCHEDULE III
(in thousands)

The following table sets forth the activity of real estate assets and accumulated depreciation:

	December 31,
	2022	2021	2020
Real estate assets:
Beginning balance	$6,486,136	$5,594,833	$5,776,804
Acquisitions, development and improvements	378,587	1,248,256	259,470
Cost of real estate sold and retired	(175,031)	(356,953)	(441,441)
Ending balance (a)	$6,689,692	$6,486,136	$5,594,833
Accumulated depreciation:
Beginning balance	$1,457,511	$1,421,956	$1,405,341
Depreciation expense	240,273	218,628	204,585
Real estate sold and retired	(88,282)	(183,073)	(187,970)
Ending balance (b)	$1,609,502	$1,457,511	$1,421,956

(a)Reconciliation of total real estate assets to balance sheet caption:

	2022	2021	2020
Total per Schedule III	$6,689,692	$6,486,136	$5,594,833
Development in-process exclusive of land included in Schedule III	46,735	6,890	259,681
Real estate assets, net, held for sale	—	(3,482)	(14,850)
Total real estate assets	$6,736,427	$6,489,544	$5,839,664

(b)Reconciliation of total accumulated depreciation to balance sheet caption:

	2022	2021	2020
Total per Schedule III	$1,609,502	$1,457,511	$1,421,956
Real estate assets, net, held for sale	—	—	(3,577)
Total accumulated depreciation	$1,609,502	$1,457,511	$1,418,379

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

December 31, 2022

			Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period					Life on Which Depreciation is Calculated
Description	Property Type	2022 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets (1)	Accumulated Depreciation	Date of Construction
Atlanta, GA
1700 Century Circle	Office		$—	$2,482	$2	$1,340	$2	$3,822	$3,824	$2,225	1983	5-40 yrs.
1800 Century Boulevard	Office		1,444	29,081	—	6,381	1,444	35,462	36,906	21,368	1975	5-40 yrs.
1825 Century Boulevard	Office		864	—	303	15,209	1,167	15,209	16,376	7,687	2002	5-40 yrs.
1875 Century Boulevard	Office		—	8,924	—	8,854	—	17,778	17,778	10,331	1976	5-40 yrs.
1900 Century Boulevard	Office		—	4,744	—	340	—	5,084	5,084	5,084	1971	5-40 yrs.
2200 Century Parkway	Office		—	14,432	—	9,374	—	23,806	23,806	13,405	1971	5-40 yrs.
2400 Century Parkway	Office		—	—	406	14,802	406	14,802	15,208	8,843	1998	5-40 yrs.
2500 Century Parkway	Office		—	—	328	12,892	328	12,892	13,220	6,204	2005	5-40 yrs.
2500/2635 Parking Garage	Office		—	—	—	6,447	—	6,447	6,447	2,764	2005	5-40 yrs.
2600 Century Parkway	Office		—	10,679	—	5,327	—	16,006	16,006	8,888	1973	5-40 yrs.
2635 Century Parkway	Office		—	21,643	—	21,120	—	42,763	42,763	22,453	1980	5-40 yrs.
2800 Century Parkway	Office		—	20,449	—	11,856	—	32,305	32,305	20,210	1983	5-40 yrs.
Century Plaza I	Office		1,290	8,567	—	4,772	1,290	13,339	14,629	7,493	1981	5-40 yrs.
Century Plaza II	Office		1,380	7,733	—	4,666	1,380	12,399	13,779	6,079	1984	5-40 yrs.
Riverwood 100	Office		5,785	64,913	(29)	28,871	5,756	93,784	99,540	30,150	1989	5-40 yrs.
Tradeport - Land	Office		5,243	—	(4,733)	—	510	—	510	—	N/A	N/A
Two Alliance Center	Office		9,579	125,549	—	22	9,579	125,571	135,150	36,973	2009	5-40 yrs.
One Alliance Center	Office		14,775	123,071	—	23,163	14,775	146,234	161,009	40,075	2001	5-40 yrs.
10 Glenlake North	Office		5,349	26,334	—	8,110	5,349	34,444	39,793	9,844	2000	5-40 yrs.
10 Glenlake South	Office		5,103	22,811	—	9,336	5,103	32,147	37,250	9,177	1999	5-40 yrs.
Riverwood 200	Office		4,777	89,708	450	2,691	5,227	92,399	97,626	17,208	2017	5-40 yrs.
Riverwood 300 - Land	Office		400	—	—	710	400	710	1,110	105	N/A	5-40 yrs.
Monarch Tower	Office		22,717	143,068	—	22,143	22,717	165,211	187,928	36,534	1997	5-40 yrs.
Monarch Plaza	Office		27,678	88,962	—	14,823	27,678	103,785	131,463	22,507	1983	5-40 yrs.
Galleria 75 - Land	Office		19,740	—	(906)	220	18,834	220	19,054	15	N/A	N/A
Charlotte, NC
Bank of America Tower	Office		29,273	354,749	—	22,746	29,273	377,495	406,768	35,392	2019	5-40 yrs.
Morrocroft	Office	69,473	19,286	177,199	—	5,569	19,286	182,768	202,054	9,120	1992	5-40 yrs.
Capitol Towers	Office	127,540	9,202	102,179	—	107	9,202	102,286	111,488	4,511	2015	5-40 yrs.
1426 S. Tryon - Land	Office		—	—	26,702	—	26,702	—	26,702	—	N/A	5-40 yrs.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

			Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period					Life on Which Depreciation is Calculated
Description	Property Type	2022 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets (1)	Accumulated Depreciation	Date of Construction
SIX50 at Legacy Union	Office		—	—	16,504	166,305	16,504	166,305	182,809	2,104	2020	5-40 yrs.
Nashville, TN
3322 West End	Office		3,025	27,490	—	12,663	3,025	40,153	43,178	21,598	1986	5-40 yrs.
3401 West End	Office		5,862	22,917	—	7,484	5,862	30,401	36,263	17,944	1982	5-40 yrs.
5310 Maryland Way	Office		1,863	7,201	—	3,818	1,863	11,019	12,882	7,444	1994	5-40 yrs.
Cool Springs I & II Deck	Office		—	—	—	3,994	—	3,994	3,994	1,516	2007	5-40 yrs.
Cool Springs III & IV Deck	Office		—	—	—	4,467	—	4,467	4,467	1,762	2007	5-40 yrs.
Cool Springs I	Office		1,583	—	15	18,764	1,598	18,764	20,362	9,375	1999	5-40 yrs.
Cool Springs II	Office		1,824	—	346	24,083	2,170	24,083	26,253	10,764	1999	5-40 yrs.
Cool Springs III	Office		1,631	—	804	22,191	2,435	22,191	24,626	7,172	2006	5-40 yrs.
Cool Springs IV	Office		1,715	—	—	20,532	1,715	20,532	22,247	7,492	2008	5-40 yrs.
Cool Springs V	Office		3,688	—	295	53,285	3,983	53,285	57,268	26,690	2007	5-40 yrs.
Harpeth Two	Office		1,419	5,677	—	9,034	1,419	14,711	16,130	4,975	1984	5-40 yrs.
Harpeth Three	Office		1,660	6,649	—	7,876	1,660	14,525	16,185	5,788	1987	5-40 yrs.
Harpeth Four	Office		1,713	6,842	—	8,710	1,713	15,552	17,265	6,076	1989	5-40 yrs.
Harpeth Five	Office		662	—	197	8,579	859	8,579	9,438	3,459	1998	5-40 yrs.
Hickory Trace	Office		1,164	—	164	6,413	1,328	6,413	7,741	3,101	2001	5-40 yrs.
Highwoods Plaza I	Office		1,552	—	307	9,469	1,859	9,469	11,328	5,434	1996	5-40 yrs.
Highwoods Plaza II	Office		1,448	—	307	7,659	1,755	7,659	9,414	4,102	1997	5-40 yrs.
Seven Springs I	Office		2,076	—	592	14,008	2,668	14,008	16,676	6,847	2002	5-40 yrs.
SouthPointe	Office		1,655	—	310	9,403	1,965	9,403	11,368	5,047	1998	5-40 yrs.
Ramparts	Office		2,394	12,806	—	11,543	2,394	24,349	26,743	10,899	1986	5-40 yrs.
Westwood South	Office		2,106	—	382	11,222	2,488	11,222	13,710	6,487	1999	5-40 yrs.
100 Winners Circle	Office		1,497	7,258	—	5,753	1,497	13,011	14,508	5,668	1987	5-40 yrs.
The Pinnacle at Symphony Place	Office	89,204	—	141,469	—	5,923	—	147,392	147,392	45,993	2010	5-40 yrs.
Seven Springs East	Office		2,525	37,587	—	507	2,525	38,094	40,619	10,926	2013	5-40 yrs.
The Shops at Seven Springs	Office		803	8,223	—	613	803	8,836	9,639	3,257	2013	5-40 yrs.
Seven Springs West	Office		2,439	51,306	—	1,187	2,439	52,493	54,932	10,007	2016	5-40 yrs.
Seven Springs II	Office		2,356	30,048	—	3,103	2,356	33,151	35,507	6,418	2017	5-40 yrs.
Bridgestone Tower	Office		19,223	169,582	—	380	19,223	169,962	189,185	26,196	2017	5-40 yrs.
Virginia Springs II	Office		4,821	26,448	—	3,973	4,821	30,421	35,242	1,914	2020	5-40 yrs.
MARS Campus	Office		7,010	87,474	—	136	7,010	87,610	94,620	12,072	2019	5-40 yrs.
Virginia Springs I	Office		4,534	25,632	—	308	4,534	25,940	30,474	3,745	2018	5-40 yrs.
1100 Broadway - Land	Office		29,845	—	(200)	—	29,645	—	29,645	—	N/A	N/A
Asurion	Office		33,219	230,569	—	2,253	33,219	232,822	266,041	9,601	2021	5-40 yrs.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

			Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period					Life on Which Depreciation is Calculated
Description	Property Type	2022 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets (1)	Accumulated Depreciation	Date of Construction
Ovation - Land	Office		89,231	—	162	—	89,393	—	89,393	—	N/A	N/A
Broadway Stem - Land	Office		6,218	—	—	526	6,218	526	6,744	18	N/A	5-40 yrs.
YMCA Site - land	Office		16,121	—	48	—	16,169	—	16,169	—	N/A	N/A
Orlando, FL
Capital Plaza Three - Land	Office		2,994	—	18	—	3,012	—	3,012	—	N/A	N/A
1800 Eller Drive	Office		—	9,851	—	2,565	—	12,416	12,416	8,430	1983	5-40 yrs.
Seaside Plaza	Office		3,893	29,541	—	14,028	3,893	43,569	47,462	12,534	1982	5-40 yrs.
Capital Plaza Two	Office		4,346	43,394	—	11,555	4,346	54,949	59,295	13,688	1999	5-40 yrs.
Capital Plaza One	Office		3,482	27,321	—	9,724	3,482	37,045	40,527	10,249	1975	5-40 yrs.
Landmark Center Two	Office		4,743	22,031	—	10,368	4,743	32,399	37,142	10,100	1985	5-40 yrs.
Landmark Center One	Office		6,207	22,655	—	11,953	6,207	34,608	40,815	10,272	1983	5-40 yrs.
Bank of America Plaza	Office		3,490	56,079	—	9,601	3,490	65,680	69,170	14,390	2000	5-40 yrs.
Eola Centre	Office		5,785	11,160	—	15,510	5,785	26,670	32,455	5,463	1969	5-40 yrs.
Pittsburgh, PA
One PPG Place	Office		9,819	107,643	—	51,618	9,819	159,261	169,080	55,295	1983-1985	5-40 yrs.
Two PPG Place	Office		2,302	10,978	—	12,456	2,302	23,434	25,736	7,358	1983-1985	5-40 yrs.
Three PPG Place	Office		501	2,923	—	4,536	501	7,459	7,960	3,254	1983-1985	5-40 yrs.
Four PPG Place	Office		620	3,239	—	3,383	620	6,622	7,242	2,438	1983-1985	5-40 yrs.
Five PPG Place	Office		803	4,924	—	2,678	803	7,602	8,405	2,490	1983-1985	5-40 yrs.
Six PPG Place	Office		3,353	25,602	—	15,552	3,353	41,154	44,507	13,894	1983-1985	5-40 yrs.
EQT Plaza	Office		16,457	83,812	(6,000)	(7,121)	10,457	76,691	87,148	33,713	1987	5-40 yrs.
East Liberty - Land	Office		2,478	—	(813)	—	1,665	—	1,665	—	N/A	N/A
Raleigh, NC
3600 Glenwood Avenue	Office		—	10,994	—	6,160	—	17,154	17,154	10,184	1986	5-40 yrs.
3737 Glenwood Avenue	Office		—	—	318	17,738	318	17,738	18,056	9,607	1999	5-40 yrs.
4800 Falls of Neuse	Office		2,678	17,630	—	7,685	2,678	25,315	27,993	16,048	1985	5-40 yrs.
5000 Falls of Neuse	Office		1,010	4,612	(49)	3,792	961	8,404	9,365	4,717	1980	5-40 yrs.
801 Raleigh Corporate Center	Office		828	—	272	11,975	1,100	11,975	13,075	5,710	2002	5-40 yrs.
2500 Blue Ridge Road	Office		722	4,606	—	1,417	722	6,023	6,745	4,187	1982	5-40 yrs.
2418 Blue Ridge Road	Office		462	1,410	—	2,895	462	4,305	4,767	2,113	1988	5-40 yrs.
2000 CentreGreen	Office		1,529	—	(391)	14,318	1,138	14,318	15,456	5,835	2000	5-40 yrs.
4000 CentreGreen	Office		1,653	—	(389)	12,171	1,264	12,171	13,435	5,310	2001	5-40 yrs.
5000 CentreGreen	Office		1,291	34,572	—	2,481	1,291	37,053	38,344	8,208	2017	5-40 yrs.
3000 CentreGreen	Office		1,779	—	(397)	14,784	1,382	14,784	16,166	5,746	2002	5-40 yrs.
1000 CentreGreen	Office		1,280	—	55	13,992	1,335	13,992	15,327	4,990	2008	5-40 yrs.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

			Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period					Life on Which Depreciation is Calculated
Description	Property Type	2022 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets (1)	Accumulated Depreciation	Date of Construction
GlenLake - Land	Office		13,003	—	(12,382)	114	621	114	735	62	N/A	5-40 yrs.
GlenLake One	Office		924	—	1,324	24,166	2,248	24,166	26,414	11,700	2002	5-40 yrs.
GlenLake Four	Office		1,659	—	493	20,705	2,152	20,705	22,857	8,420	2006	5-40 yrs.
GlenLake Six	Office		941	—	(365)	20,453	576	20,453	21,029	7,374	2008	5-40 yrs.
701 Corporate Center	Office		1,304	—	540	18,946	1,844	18,946	20,790	9,389	1996	5-40 yrs.
7001 Weston Parkway	Office		531	—	(267)	8,062	264	8,062	8,326	4,788	1998	5-40 yrs.
Inveresk Parcel 2 - Land	Office		657	—	38	103	695	103	798	19	N/A	5-40 yrs.
4201 Lake Boone Trail	Office		1,450	6,311	—	1,015	1,450	7,326	8,776	2,460	1998	5-40 yrs.
4620 Creekstone Drive	Office		149	—	107	5,927	256	5,927	6,183	1,851	2001	5-40 yrs.
4825 Creekstone Drive	Office		398	—	293	10,819	691	10,819	11,510	5,906	1999	5-40 yrs.
751 Corporate Center	Office		2,665	16,939	—	(50)	2,665	16,889	19,554	3,400	2018	5-40 yrs.
PNC Plaza	Office		1,206	—	—	71,091	1,206	71,091	72,297	29,568	2008	5-40 yrs.
4301 Lake Boone Trail	Office		878	3,730	—	2,432	878	6,162	7,040	4,355	1990	5-40 yrs.
4207 Lake Boone Trail	Office		362	1,818	—	1,409	362	3,227	3,589	2,440	1993	5-40 yrs.
2301 Rexwoods Drive	Office		919	2,816	—	1,486	919	4,302	5,221	2,997	1992	5-40 yrs.
4325 Lake Boone Trail	Office		586	—	—	4,696	586	4,696	5,282	3,220	1995	5-40 yrs.
2300 Rexwoods Drive	Office		1,301	—	184	10,418	1,485	10,418	11,903	4,084	1998	5-40 yrs.
4709 Creekstone Drive	Office		469	4,038	23	5,722	492	9,760	10,252	3,752	1987	5-40 yrs.
4700 Six Forks Road	Office		666	2,665	—	1,741	666	4,406	5,072	2,558	1982	5-40 yrs.
4700 Homewood Court	Office		1,086	4,533	—	1,655	1,086	6,188	7,274	3,915	1983	5-40 yrs.
4800 Six Forks Road	Office		862	4,411	—	2,725	862	7,136	7,998	4,534	1987	5-40 yrs.
4601 Creekstone Drive	Office		255	—	217	5,686	472	5,686	6,158	3,257	1997	5-40 yrs.
Weston - Land	Office		22,771	—	(19,528)	—	3,243	—	3,243	—	N/A	N/A
4625 Creekstone Drive	Office		458	—	268	6,647	726	6,647	7,373	3,831	1995	5-40 yrs.
11000 Weston Parkway	Office		2,651	18,850	—	16,628	2,651	35,478	38,129	9,954	1998	5-40 yrs.
GlenLake Five	Office		2,263	30,264	—	1,424	2,263	31,688	33,951	9,365	2014	5-40 yrs.
11800 Weston Parkway	Office		826	13,188	—	45	826	13,233	14,059	3,855	2014	5-40 yrs.
CentreGreen Café	Office		41	3,509	—	15	41	3,524	3,565	709	2014	5-40 yrs.
CentreGreen Fitness Center	Office		27	2,322	—	(1)	27	2,321	2,348	469	2014	5-40 yrs.
One City Plaza	Office		11,288	68,375	—	26,944	11,288	95,319	106,607	28,566	1986	5-40 yrs.
Edison - Land	Office		5,984	—	1,834	—	7,818	—	7,818	—	N/A	N/A
Charter Square	Office		7,267	65,881	—	4,140	7,267	70,021	77,288	14,023	2015	5-40 yrs.
MetLife Global Technology Campus	Office		21,580	149,889	—	264	21,580	150,153	171,733	28,859	2015	5-40 yrs.
GlenLake Seven	Office		1,662	37,332	—	—	1,662	37,332	38,994	2,886	2020	5-40 yrs.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

			Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period					Life on Which Depreciation is Calculated
Description	Property Type	2022 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets (1)	Accumulated Depreciation	Date of Construction
Hargett - Land	Office		9,248	—	(212)	—	9,036	—	9,036	—	N/A	N/A
Forum 1	Office		1,278	27,809	—	1,535	1,278	29,344	30,622	2,335	1985	5-40 yrs.
Forum 2	Office		1,327	18,088	—	326	1,327	18,414	19,741	1,636	1988	5-40 yrs.
Forum 3	Office		994	23,931	—	1,394	994	25,325	26,319	2,199	1995	5-40 yrs.
Forum 4	Office		2,118	43,889	—	271	2,118	44,160	46,278	3,273	2000	5-40 yrs.
Forum 5	Office		1,552	26,263	—	1,146	1,552	27,409	28,961	2,489	2007	5-40 yrs.
Captrust Tower	Office	84,666	9,670	124,530	—	2,432	9,670	126,962	136,632	5,466	2010	5-40 yrs.
150 Fayetteville	Office	113,105	7,677	130,049	—	12,153	7,677	142,202	149,879	7,118	1991	5-40 yrs.
Other Property	Other		27,260	20,868	(21,846)	3,166	5,414	24,034	29,448	10,379	N/A	5-40 yrs.
Richmond, VA
4900 Cox Road	Office		1,324	5,311	15	3,537	1,339	8,848	10,187	5,764	1991	5-40 yrs.
Colonnade Building	Office		1,364	6,105	—	3,139	1,364	9,244	10,608	4,237	2003	5-40 yrs.
Markel 4521	Office		1,581	13,299	168	(378)	1,749	12,921	14,670	7,029	1999	5-40 yrs.
Highwoods Commons	Office		521	—	458	4,930	979	4,930	5,909	2,323	1999	5-40 yrs.
Highwoods One	Office		1,688	—	22	14,053	1,710	14,053	15,763	7,981	1996	5-40 yrs.
Highwoods Two	Office		786	—	226	10,840	1,012	10,840	11,852	5,106	1997	5-40 yrs.
Highwoods Five	Office		783	—	11	8,210	794	8,210	9,004	4,520	1998	5-40 yrs.
Highwoods Plaza	Office		909	—	187	6,123	1,096	6,123	7,219	3,046	2000	5-40 yrs.
Innslake Center	Office		845	—	125	7,725	970	7,725	8,695	3,927	2001	5-40 yrs.
4101 Cox Road	Office		1,205	4,825	—	2,711	1,205	7,536	8,741	4,045	1990	5-40 yrs.
Markel 4501	Office		1,300	13,259	213	(3,435)	1,513	9,824	11,337	4,497	1998	5-40 yrs.
4600 Cox Road	Office		1,700	17,081	169	(3,208)	1,869	13,873	15,742	6,444	1989	5-40 yrs.
North Park	Office		2,163	8,659	6	3,315	2,169	11,974	14,143	6,966	1989	5-40 yrs.
North Shore Commons I	Office		951	—	137	14,727	1,088	14,727	15,815	6,758	2002	5-40 yrs.
North Shore Commons II	Office		2,067	—	(89)	11,742	1,978	11,742	13,720	4,526	2007	5-40 yrs.
North End - Land	Office		1,497	—	55	10	1,552	10	1,562	2	N/A	5-40 yrs.
One Shockoe Plaza	Office		—	—	356	22,319	356	22,319	22,675	12,122	1996	5-40 yrs.
Pavilion - Land	Office		181	46	(181)	(46)	—	—	—	—	N/A	N/A
Lake Brook Commons	Office		1,600	8,864	(179)	334	1,421	9,198	10,619	3,848	1996	5-40 yrs.
Sadler & Cox - Land	Office		1,535	—	343	—	1,878	—	1,878	—	N/A	N/A
Highwoods Three	Office		1,918	—	358	12,542	2,276	12,542	14,818	5,254	2005	5-40 yrs.
Stony Point I	Office		1,384	11,630	(267)	4,808	1,117	16,438	17,555	9,230	1990	5-40 yrs.
Stony Point II	Office		1,240	—	103	13,952	1,343	13,952	15,295	7,215	1999	5-40 yrs.
Stony Point III	Office		995	—	—	11,375	995	11,375	12,370	6,139	2002	5-40 yrs.
Stony Point IV	Office		955	—	—	12,794	955	12,794	13,749	5,367	2006	5-40 yrs.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

			Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period					Life on Which Depreciation is Calculated
Description	Property Type	2022 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets (1)	Accumulated Depreciation	Date of Construction
4480 Cox Road	Office		1,301	6,036	15	3,448	1,316	9,484	10,800	4,281	1996	5-40 yrs.
Innsbrook Centre	Office		914	8,249	—	999	914	9,248	10,162	4,470	1987	5-40 yrs.
Tampa, FL
Meridian Three	Office		2,673	16,470	—	6,677	2,673	23,147	25,820	8,912	1989	5-40 yrs.
Bayshore Place	Office		2,276	11,817	—	3,915	2,276	15,732	18,008	8,265	1990	5-40 yrs.
Highwoods Bay Center I	Office		3,565	—	(64)	38,113	3,501	38,113	41,614	15,460	2007	5-40 yrs.
Horizon	Office		—	6,257	—	4,410	—	10,667	10,667	5,453	1980	5-40 yrs.
LakePointe One	Office		2,106	89	—	41,363	2,106	41,452	43,558	24,877	1986	5-40 yrs.
LakePointe Two	Office		2,000	15,848	672	13,141	2,672	28,989	31,661	16,304	1999	5-40 yrs.
Lakeside	Office		—	7,369	—	7,160	—	14,529	14,529	8,478	1978	5-40 yrs.
Lakeside/Parkside Garage	Office		—	—	—	5,731	—	5,731	5,731	2,950	2004	5-40 yrs.
One Harbour Place	Office		2,016	25,252	—	17,019	2,016	42,271	44,287	21,481	1985	5-40 yrs.
Parkside	Office		—	9,407	—	3,513	—	12,920	12,920	7,041	1979	5-40 yrs.
Pavilion	Office		—	16,394	—	6,535	—	22,929	22,929	14,016	1982	5-40 yrs.
Pavilion Parking Garage	Office		—	—	—	5,911	—	5,911	5,911	3,353	1999	5-40 yrs.
Spectrum	Office		1,454	14,502	—	5,946	1,454	20,448	21,902	11,480	1984	5-40 yrs.
Tower Place	Office		3,218	19,898	—	9,888	3,218	29,786	33,004	15,879	1988	5-40 yrs.
Westshore Square	Office		1,126	5,186	—	1,765	1,126	6,951	8,077	4,103	1976	5-40 yrs.
Independence Park - Land	Office		4,943	—	2,669	1,693	7,612	1,693	9,305	247	N/A	5-40 yrs.
Independence One	Office		2,531	4,526	—	2,407	2,531	6,933	9,464	2,349	1983	5-40 yrs.
Meridian One	Office		1,849	22,363	—	4,120	1,849	26,483	28,332	7,641	1984	5-40 yrs.
Meridian Two	Office		1,302	19,588	—	5,843	1,302	25,431	26,733	7,947	1986	5-40 yrs.
Avion	Office		—	—	6,310	43,562	6,310	43,562	49,872	6,874	2016	5-40 yrs.
Truist Place	Office		1,980	102,138	—	28,429	1,980	130,567	132,547	29,249	1992	5-40 yrs.
Truist Place - Land	Office		2,225	—	—	—	2,225	—	2,225	—	N/A	N/A
Midtown West	Office		16,543	34,818	—	7,312	16,543	42,130	58,673	1,826	2021	5-40 yrs.
			$781,999	$4,175,016	$(2,061)	$1,734,738	$779,938	$5,909,754	$6,689,692	$1,609,502
__________
(1)The cost basis for income tax purposes of aggregate land and buildings and tenant improvements as of December 31, 2022 is $6.4 billion.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Raleigh, State of North Carolina, on February 7, 2023.

Highwoods Properties, Inc.
By:	/s/ Theodore J. Klinck
Theodore J. Klinck
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Carlos E. Evans	Chairman of the Board of Directors	February 7, 2023
Carlos E. Evans

/s/ Theodore J. Klinck	President, Chief Executive Officer and Director	February 7, 2023
Theodore J. Klinck

/s/ Charles A. Anderson	Director	February 7, 2023
Charles A. Anderson

/s/ Gene H. Anderson	Director	February 7, 2023
Gene H. Anderson

/s/ Thomas P. Anderson	Director	February 7, 2023
Thomas P. Anderson

/s/ David L. Gadis	Director	February 7, 2023
David L. Gadis

/s/ David J. Hartzell	Director	February 7, 2023
David J. Hartzell

/s/ Anne H. Lloyd	Director	February 7, 2023
Anne H. Lloyd

/s/ Brendan C. Maiorana	Executive Vice President and Chief Financial Officer	February 7, 2023
Brendan C. Maiorana

/s/ Daniel L. Clemmens	Vice President and Chief Accounting Officer	February 7, 2023
Daniel L. Clemmens

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Raleigh, State of North Carolina, on February 7, 2023.

Highwoods Realty Limited Partnership
By:	Highwoods Properties, Inc., its sole general partner
By:	/s/ Theodore J. Klinck
Theodore J. Klinck
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Carlos E. Evans	Chairman of the Board of Directors of the General Partner	February 7, 2023
Carlos E. Evans

/s/ Theodore J. Klinck	President, Chief Executive Officer and Director of the General Partner	February 7, 2023
Theodore J. Klinck

/s/ Charles A. Anderson	Director of the General Partner	February 7, 2023
Charles A. Anderson

/s/ Gene H. Anderson	Director of the General Partner	February 7, 2023
Gene H. Anderson

/s/ Thomas P. Anderson	Director of the General Partner	February 7, 2023
Thomas P. Anderson

/s/ David L. Gadis	Director of the General Partner	February 7, 2023
David L. Gadis

/s/ David J. Hartzell	Director of the General Partner	February 7, 2023
David J. Hartzell

/s/ Anne H. Lloyd	Director of the General Partner	February 7, 2023
Anne H. Lloyd

/s/ Brendan C. Maiorana	Executive Vice President and Chief Financial Officer of the General Partner	February 7, 2023
Brendan C. Maiorana

/s/ Daniel L. Clemmens	Vice President and Chief Accounting Officer of the General Partner	February 7, 2023
Daniel L. Clemmens