Form 10-Q
period 2023-03-31
HIGHWOODS PROPERTIES, INC.; HIGHWOODS REALTY LTD PARTNERSHIP
filed 2023-04-25
CIK 921082, 941713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 2023
or

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

The Company had 105,457,788 shares of Common Stock outstanding as of April 18, 2023.

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

Except as otherwise noted, all property-level operational information presented herein includes in-service wholly owned properties and in-service properties owned by consolidated joint ventures (at 100%). Development projects are not considered in-service properties until such projects are completed and stabilized. Stabilization occurs at the beginning of the first quarter after the earlier of the projected stabilization date and the date on which a project's occupancy generally exceeds 93%.

Certain information contained herein is presented as of April 18, 2023, the latest practicable date for financial information prior to the filing of this Quarterly Report.

This report combines the Quarterly Reports on Form 10-Q for the period ended March 31, 2023 of the Company and the Operating Partnership. We believe combining the quarterly reports into this single report results in the following benefits:

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

To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•Consolidated Financial Statements;

•Note 9 to Consolidated Financial Statements - Earnings Per Share and Per Unit;

•Item 4 - Controls and Procedures; and

•Item 6 - Certifications of CEO and CFO Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2023

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HIGHWOODS PROPERTIES, INC.
Consolidated Balance Sheets
(Unaudited and in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
Assets:
Real estate assets, at cost:
Land	$543,514	$548,720
Buildings and tenant improvements	5,888,398	5,909,754
Development in-process	54,846	46,735
Land held for development	229,531	231,218
	6,716,289	6,736,427
Less-accumulated depreciation	(1,626,650)	(1,609,502)
Net real estate assets	5,089,639	5,126,925
Cash and cash equivalents	15,733	21,357
Restricted cash	5,901	4,748
Accounts receivable	24,561	25,481
Mortgages and notes receivable	998	1,051
Accrued straight-line rents receivable	302,080	293,674
Investments in and advances to unconsolidated affiliates	314,149	269,221
Deferred leasing costs, net of accumulated amortization of $164,202 and $163,751, respectively	246,382	252,828
Prepaid expenses and other assets, net of accumulated depreciation of $22,530 and $21,660, respectively	70,570	68,091
Total Assets	$6,070,013	$6,063,376
Liabilities, Noncontrolling Interests in the Operating Partnership and Equity:
Mortgages and notes payable, net	$3,263,969	$3,197,215
Accounts payable, accrued expenses and other liabilities	264,203	301,184
Total Liabilities	3,528,172	3,498,399
Commitments and contingencies
Noncontrolling interests in the Operating Partnership	54,682	65,977
Equity:
Preferred Stock, $.01 par value, 50,000,000 authorized shares;
8.625% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 28,811 and 28,821 shares issued and outstanding, respectively	28,811	28,821
Common Stock, $.01 par value, 200,000,000 authorized shares;
105,457,508 and 105,210,858 shares issued and outstanding, respectively	1,055	1,052
Additional paid-in capital	3,096,126	3,081,330
Distributions in excess of net income available for common stockholders	(642,014)	(633,227)
Accumulated other comprehensive loss	(1,286)	(1,211)
Total Stockholders’ Equity	2,482,692	2,476,765
Noncontrolling interests in consolidated affiliates	4,467	22,235
Total Equity	2,487,159	2,499,000
Total Liabilities, Noncontrolling Interests in the Operating Partnership and Equity	$6,070,013	$6,063,376

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Income
(Unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Rental and other revenues	$212,752	$206,378
Operating expenses:
Rental property and other expenses	65,731	61,422
Depreciation and amortization	70,633	69,667
General and administrative	12,415	13,556
Total operating expenses	148,779	144,645
Interest expense	33,098	24,393
Other income	1,147	363
Gains on disposition of property	450	4,100
Gain on deconsolidation of affiliate	11,778	—
Equity in earnings of unconsolidated affiliates	704	300
Net income	44,954	42,103
Net (income) attributable to noncontrolling interests in the Operating Partnership	(986)	(965)
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates	487	(257)
Dividends on Preferred Stock	(621)	(621)
Net income available for common stockholders	$43,834	$40,260
Earnings per Common Share – basic:
Net income available for common stockholders	$0.42	$0.38
Weighted average Common Shares outstanding – basic	105,288	104,933
Earnings per Common Share – diluted:
Net income available for common stockholders	$0.42	$0.38
Weighted average Common Shares outstanding – diluted	107,646	107,453

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended March 31,
	2023	2022
Comprehensive income:
Net income	$44,954	$42,103
Other comprehensive loss:
Amortization of cash flow hedges	(75)	(15)
Total other comprehensive loss	(75)	(15)
Total comprehensive income	44,879	42,088
Less-comprehensive (income) attributable to noncontrolling interests	(499)	(1,222)
Comprehensive income attributable to common stockholders	$44,380	$40,866

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Equity
(Unaudited and in thousands, except share amounts)

	Three Months Ended March 31, 2023
	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance as of December 31, 2022	105,210,858	$1,052	$28,821	$3,081,330	$(1,211)	$22,235	$(633,227)	$2,499,000
Issuances of Common Stock, net of issuance costs and tax withholdings	(26,083)	—	—	(828)	—	—	—	(828)
Dividends on Common Stock ($0.50 per share)		—	—	—	—	—	(52,621)	(52,621)
Dividends on Preferred Stock ($21.5625 per share)		—	—	—	—	—	(621)	(621)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	11,102	—	—	—	11,102
Issuances of restricted stock	272,733	—	—	—	—	—	—	—
Redemptions/repurchases of Preferred Stock			(10)					(10)
Share-based compensation expense, net of forfeitures	—	3	—	4,522	—	—	—	4,525
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(986)	(986)
Net loss attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	(487)	487	—
Deconsolidation of affiliate		—	—	—	—	(17,281)	—	(17,281)
Comprehensive income:
Net income		—	—	—	—	—	44,954	44,954
Other comprehensive loss		—	—	—	(75)	—	—	(75)
Total comprehensive income								44,879
Balance as of March 31, 2023	105,457,508	$1,055	$28,811	$3,096,126	$(1,286)	$4,467	$(642,014)	$2,487,159

	Three Months Ended March 31, 2022
	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance as of December 31, 2021	104,892,780	$1,049	$28,821	$3,027,861	$(973)	$22,416	$(579,616)	$2,499,558
Issuances of Common Stock, net of issuance costs and tax withholdings	69,821	—	—	4,173	—	—	—	4,173
Dividends on Common Stock ($0.50 per share)		—	—	—	—	—	(52,424)	(52,424)
Dividends on Preferred Stock ($21.5625 per share)		—	—	—	—	—	(621)	(621)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	(3,168)	—	—	—	(3,168)
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(1,411)	—	(1,411)
Issuances of restricted stock	181,383	—	—	—	—	—	—	—
Share-based compensation expense, net of forfeitures	—	2	—	5,289	—	—	—	5,291
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(965)	(965)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	257	(257)	—
Comprehensive income:
Net income		—	—	—	—	—	42,103	42,103
Other comprehensive loss		—	—	—	(15)	—	—	(15)
Total comprehensive income								42,088
Balance as of March 31, 2022	105,143,984	$1,051	$28,821	$3,034,155	$(988)	$21,262	$(591,780)	$2,492,521

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Three Months Ended March 31,
	2023	2022
Operating activities:
Net income	$44,954	$42,103
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,633	69,667
Amortization of lease incentives and acquisition-related intangible assets and liabilities	291	(87)
Share-based compensation expense	4,525	5,291
Net credit losses/(reversals) on operating lease receivables	(122)	366
Accrued interest on mortgages and notes receivable	(19)	(24)
Amortization of debt issuance costs	1,161	942
Amortization of cash flow hedges	(75)	(15)
Amortization of mortgages and notes payable fair value adjustments	(86)	(20)
Net gains on disposition of property	(450)	(4,100)
Gain on deconsolidation of affiliate	(11,778)	—
Equity in earnings of unconsolidated affiliates	(704)	(300)
Distributions of earnings from unconsolidated affiliates	613	591
Changes in operating assets and liabilities:
Accounts receivable	1,598	(1,038)
Prepaid expenses and other assets	(2,840)	(4,529)
Accrued straight-line rents receivable	(8,678)	(7,224)
Accounts payable, accrued expenses and other liabilities	(33,354)	(27,545)
Net cash provided by operating activities	65,669	74,078
Investing activities:
Investments in development in-process	(9,934)	(13,315)
Investments in tenant improvements and deferred leasing costs	(21,296)	(30,273)
Investments in building improvements	(25,815)	(15,413)
Net proceeds from disposition of real estate assets	1,862	9,469
Investments in mortgages and notes receivable	—	(24)
Repayments of mortgages and notes receivable	72	72
Investments in and advances to unconsolidated affiliates	(16,762)	(7,378)
Payments of earnest money deposits	(500)	—
Changes in other investing activities	(2,163)	(2,555)
Net cash used in investing activities	(74,536)	(59,417)
Financing activities:
Dividends on Common Stock	(52,621)	(52,424)
Redemptions/repurchases of Preferred Stock	(10)	—
Dividends on Preferred Stock	(621)	(621)
Distributions to noncontrolling interests in the Operating Partnership	(1,179)	(1,252)
Distributions to noncontrolling interests in consolidated affiliates	—	(1,411)
Proceeds from the issuance of Common Stock	553	6,501
Costs paid for the issuance of Common Stock	(56)	(183)
Repurchase of shares related to tax withholdings	(1,325)	(2,145)
Borrowings on revolving credit facility	92,000	70,000
Repayments of revolving credit facility	(223,000)	(30,000)
Borrowings on mortgages and notes payable	200,000	—
Repayments of mortgages and notes payable	(1,654)	(1,585)
Payments for debt issuance costs and other financing activities	(1,305)	—
Net cash provided by/(used in) financing activities	10,782	(13,120)
Net increase in cash and cash equivalents and restricted cash	$1,915	$1,541

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows – Continued
(Unaudited and in thousands)

	Three Months Ended March 31,
	2023	2022
Net increase in cash and cash equivalents and restricted cash	$1,915	$1,541
Cash decrease from deconsolidation of affiliate	(6,386)	—
Cash and cash equivalents and restricted cash at beginning of the period	26,105	31,198
Cash and cash equivalents and restricted cash at end of the period	$21,634	$32,739

Reconciliation of cash and cash equivalents and restricted cash:

	Three Months Ended March 31,
	2023	2022
Cash and cash equivalents at end of the period	$15,733	$18,669
Restricted cash at end of the period	5,901	14,070
Cash and cash equivalents and restricted cash at end of the period	$21,634	$32,739

Supplemental disclosure of cash flow information:

	Three Months Ended March 31,
	2023	2022
Cash paid for interest, net of amounts capitalized	$39,633	$34,380

Supplemental disclosure of non-cash investing and financing activities:

	Three Months Ended March 31,
	2023	2022
Changes in accrued capital expenditures (1)	(4,153)	(17,115)
Write-off of fully depreciated real estate assets	24,625	12,183
Write-off of fully amortized leasing costs	11,247	6,150
Adjustment of noncontrolling interests in the Operating Partnership to fair value	(11,102)	3,168
__________

(1)Accrued capital expenditures included in accounts payable, accrued expenses and other liabilities as of March 31, 2023 and 2022 were $49.2 million and $37.5 million, respectively.

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Balance Sheets
(Unaudited and in thousands, except unit and per unit data)

	March 31, 2023	December 31, 2022
Assets:
Real estate assets, at cost:
Land	$543,514	$548,720
Buildings and tenant improvements	5,888,398	5,909,754
Development in-process	54,846	46,735
Land held for development	229,531	231,218
	6,716,289	6,736,427
Less-accumulated depreciation	(1,626,650)	(1,609,502)
Net real estate assets	5,089,639	5,126,925
Cash and cash equivalents	15,733	21,357
Restricted cash	5,901	4,748
Accounts receivable	24,561	25,481
Mortgages and notes receivable	998	1,051
Accrued straight-line rents receivable	302,080	293,674
Investments in and advances to unconsolidated affiliates	314,149	269,221
Deferred leasing costs, net of accumulated amortization of $164,202 and $163,751, respectively	246,382	252,828
Prepaid expenses and other assets, net of accumulated depreciation of $22,530 and $21,660, respectively	70,570	68,091
Total Assets	$6,070,013	$6,063,376
Liabilities, Redeemable Operating Partnership Units and Capital:
Mortgages and notes payable, net	$3,263,969	$3,197,215
Accounts payable, accrued expenses and other liabilities	264,203	301,184
Total Liabilities	3,528,172	3,498,399
Commitments and contingencies
Redeemable Operating Partnership Units:
Common Units, 2,358,009 outstanding	54,682	65,977
Series A Preferred Units (liquidation preference $1,000 per unit), 28,811 and 28,821 units issued and outstanding, respectively	28,811	28,821
Total Redeemable Operating Partnership Units	83,493	94,798
Capital:
Common Units:
General partner Common Units, 1,074,067 and 1,071,601 outstanding, respectively	24,553	24,492
Limited partner Common Units, 103,974,632 and 103,730,448 outstanding, respectively	2,430,614	2,424,663
Accumulated other comprehensive loss	(1,286)	(1,211)
Noncontrolling interests in consolidated affiliates	4,467	22,235
Total Capital	2,458,348	2,470,179
Total Liabilities, Redeemable Operating Partnership Units and Capital	$6,070,013	$6,063,376

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Income
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended March 31,
	2023	2022
Rental and other revenues	$212,752	$206,378
Operating expenses:
Rental property and other expenses	65,731	61,422
Depreciation and amortization	70,633	69,667
General and administrative	12,415	13,556
Total operating expenses	148,779	144,645
Interest expense	33,098	24,393
Other income	1,147	363
Gains on disposition of property	450	4,100
Gain on deconsolidation of affiliate	11,778	—
Equity in earnings of unconsolidated affiliates	704	300
Net income	44,954	42,103
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates	487	(257)
Distributions on Preferred Units	(621)	(621)
Net income available for common unitholders	$44,820	$41,225
Earnings per Common Unit – basic:
Net income available for common unitholders	$0.42	$0.39
Weighted average Common Units outstanding – basic	107,237	107,029
Earnings per Common Unit – diluted:
Net income available for common unitholders	$0.42	$0.39
Weighted average Common Units outstanding – diluted	107,237	107,044

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended March 31,
	2023	2022
Comprehensive income:
Net income	$44,954	$42,103
Other comprehensive loss:
Amortization of cash flow hedges	(75)	(15)
Total other comprehensive loss	(75)	(15)
Total comprehensive income	44,879	42,088
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates	487	(257)
Comprehensive income attributable to common unitholders	$45,366	$41,831

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Capital
(Unaudited and in thousands)

	Three Months Ended March 31, 2023
	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance as of December 31, 2022	$24,492	$2,424,663	$(1,211)	$22,235	$2,470,179
Issuances of Common Units, net of issuance costs and tax withholdings	(8)	(820)	—	—	(828)
Distributions on Common Units ($0.50 per unit)	(536)	(53,059)	—	—	(53,595)
Distributions on Preferred Units ($21.5625 per unit)	(6)	(615)	—	—	(621)
Share-based compensation expense, net of forfeitures	45	4,480	—	—	4,525
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	111	10,979	—	—	11,090
Net loss attributable to noncontrolling interests in consolidated affiliates	5	482	—	(487)	—
Deconsolidation of affiliate	—	—	—	(17,281)	(17,281)
Comprehensive income:
Net income	450	44,504	—	—	44,954
Other comprehensive loss	—	—	(75)	—	(75)
Total comprehensive income					44,879
Balance as of March 31, 2023	$24,553	$2,430,614	$(1,286)	$4,467	$2,458,348

	Three Months Ended March 31, 2022
	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance as of December 31, 2021	$24,492	$2,424,802	$(973)	$22,416	$2,470,737
Issuances of Common Units, net of issuance costs and tax withholdings	42	4,131	—	—	4,173
Distributions on Common Units ($0.50 per unit)	(535)	(52,936)	—	—	(53,471)
Distributions on Preferred Units ($21.5625 per unit)	(6)	(615)	—	—	(621)
Share-based compensation expense, net of forfeitures	53	5,238	—	—	5,291
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(1,411)	(1,411)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	(31)	(3,055)	—	—	(3,086)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(3)	(254)	—	257	—
Comprehensive income:
Net income	421	41,682	—	—	42,103
Other comprehensive loss	—	—	(15)	—	(15)
Total comprehensive income					42,088
Balance as of March 31, 2022	$24,433	$2,418,993	$(988)	$21,262	$2,463,700

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Three Months Ended March 31,
	2023	2022
Operating activities:
Net income	$44,954	$42,103
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,633	69,667
Amortization of lease incentives and acquisition-related intangible assets and liabilities	291	(87)
Share-based compensation expense	4,525	5,291
Net credit losses/(reversals) on operating lease receivables	(122)	366
Accrued interest on mortgages and notes receivable	(19)	(24)
Amortization of debt issuance costs	1,161	942
Amortization of cash flow hedges	(75)	(15)
Amortization of mortgages and notes payable fair value adjustments	(86)	(20)
Net gains on disposition of property	(450)	(4,100)
Gain on deconsolidation of affiliate	(11,778)	—
Equity in earnings of unconsolidated affiliates	(704)	(300)
Distributions of earnings from unconsolidated affiliates	613	591
Changes in operating assets and liabilities:
Accounts receivable	1,598	(1,038)
Prepaid expenses and other assets	(2,840)	(4,529)
Accrued straight-line rents receivable	(8,678)	(7,224)
Accounts payable, accrued expenses and other liabilities	(33,354)	(27,545)
Net cash provided by operating activities	65,669	74,078
Investing activities:
Investments in development in-process	(9,934)	(13,315)
Investments in tenant improvements and deferred leasing costs	(21,296)	(30,273)
Investments in building improvements	(25,815)	(15,413)
Net proceeds from disposition of real estate assets	1,862	9,469
Investments in mortgages and notes receivable	—	(24)
Repayments of mortgages and notes receivable	72	72
Investments in and advances to unconsolidated affiliates	(16,762)	(7,378)
Payments of earnest money deposits	(500)	—
Changes in other investing activities	(2,163)	(2,555)
Net cash used in investing activities	(74,536)	(59,417)
Financing activities:
Distributions on Common Units	(53,595)	(53,471)
Redemptions/repurchases of Preferred Units	(10)	—
Distributions on Preferred Units	(621)	(621)
Distributions to noncontrolling interests in consolidated affiliates	—	(1,411)
Proceeds from the issuance of Common Units	553	6,501
Costs paid for the issuance of Common Units	(56)	(183)
Repurchase of units related to tax withholdings	(1,325)	(2,145)
Borrowings on revolving credit facility	92,000	70,000
Repayments of revolving credit facility	(223,000)	(30,000)
Borrowings on mortgages and notes payable	200,000	—
Repayments of mortgages and notes payable	(1,654)	(1,585)
Payments for debt issuance costs and other financing activities	(1,510)	(205)
Net cash provided by/(used in) financing activities	10,782	(13,120)
Net increase in cash and cash equivalents and restricted cash	$1,915	$1,541

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows - Continued
(Unaudited and in thousands)

	Three Months Ended March 31,
	2023	2022
Net increase in cash and cash equivalents and restricted cash	$1,915	$1,541
Cash decrease from deconsolidation of affiliate	(6,386)	—
Cash and cash equivalents and restricted cash at beginning of the period	26,105	31,198
Cash and cash equivalents and restricted cash at end of the period	$21,634	$32,739

Reconciliation of cash and cash equivalents and restricted cash:

	Three Months Ended March 31,
	2023	2022
Cash and cash equivalents at end of the period	$15,733	$18,669
Restricted cash at end of the period	5,901	14,070
Cash and cash equivalents and restricted cash at end of the period	$21,634	$32,739

Supplemental disclosure of cash flow information:

	Three Months Ended March 31,
	2023	2022
Cash paid for interest, net of amounts capitalized	$39,633	$34,380

Supplemental disclosure of non-cash investing and financing activities:

	Three Months Ended March 31,
	2023	2022
Changes in accrued capital expenditures (1)	(4,153)	(17,115)
Write-off of fully depreciated real estate assets	24,625	12,183
Write-off of fully amortized leasing costs	11,247	6,150
Adjustment of Redeemable Common Units to fair value	(11,295)	2,881
__________

(1)Accrued capital expenditures included in accounts payable, accrued expenses and other liabilities as of March 31, 2023 and 2022 were $49.2 million and $37.5 million, respectively.

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(tabular dollar amounts in thousands, except per share and per unit data)
(Unaudited)

1.    Description of Business and Significant Accounting Policies

Description of Business

Highwoods Properties, Inc. (the “Company”) is a fully integrated office real estate investment trust (“REIT”) that owns, develops, acquires, leases and manages properties primarily in the best business districts of Atlanta, Charlotte, Dallas, Nashville, Orlando, Raleigh, Richmond and Tampa. The Company conducts its activities through Highwoods Realty Limited Partnership (the “Operating Partnership”). As of March 31, 2023, we owned or had an interest in 28.8 million rentable square feet of in-service properties, 1.6 million rentable square feet of office properties under development and development land with approximately 5.2 million rentable square feet of potential office build out.

Capital Structure

The Company is the sole general partner of the Operating Partnership. As of March 31, 2023, the Company owned all of the Preferred Units and 105.0 million, or 97.8%, of the Common Units in the Operating Partnership. Limited partners owned the remaining 2.4 million Common Units.

During the first quarter of 2023, we entered into separate equity distribution agreements in which the Company may offer and sell up to 300.0 million in aggregate gross sales price of shares of Common Stock. During the three months ended March 31, 2023, the Company issued no shares of Common Stock under its equity distribution agreements.

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

As of March 31, 2023, we have involvement with six entities we determined to be variable interest entities, one of which we are the primary beneficiary and is consolidated and five of which we are not the primary beneficiary and are not consolidated. We also own three properties through a joint venture investment that were deconsolidated effective January 1, 2023 (See Note 3).

All intercompany transactions and accounts have been eliminated.

The unaudited interim consolidated financial statements and accompanying unaudited consolidated financial information, in the opinion of management, contain all adjustments (including normal recurring accruals) necessary for a fair presentation of our financial position, results of operations and cash flows. We have condensed or omitted certain notes and other information from the interim Consolidated Financial Statements presented in this Quarterly Report as permitted by SEC rules and regulations. These Consolidated Financial Statements should be read in conjunction with our 2022 Annual Report on Form 10-K.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in our Consolidated Financial Statements and accompanying notes. Actual results could differ from those estimates.

Insurance

We are primarily self-insured for health care claims for participating employees. We have stop-loss coverage to limit our exposure to significant claims on a per claim and annual aggregate basis. We determine our liabilities for claims, including incurred but not reported losses, based on all relevant information, including actuarial estimates of claim liabilities. As of March 31, 2023, a reserve of $0.5 million was recorded to cover estimated reported and unreported claims.

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

2.    Leases

Operating Leases

We generally lease our office properties to lessees in exchange for fixed monthly payments that cover rent, property taxes, insurance and certain cost recoveries, primarily common area maintenance. Office properties owned by us that are under lease are primarily located in Atlanta, Charlotte, Nashville, Orlando, Pittsburgh, Raleigh, Richmond and Tampa and are leased to a wide variety of lessees across many industries. Our leases are operating leases and mostly range from three to 10 years. We recognized rental and other revenues related to operating lease payments of $209.4 million and $203.6 million during the three months ended March 31, 2023 and 2022, respectively. Included in these amounts are variable lease payments of $19.4 million and $17.4 million during the three months ended March 31, 2023 and 2022, respectively.

3.    Investments in and Advances to Affiliates

Unconsolidated Affiliates

- Highwoods-Markel Associates, LLC (“Markel”)

Markel is a joint venture in which we own a 50.0% interest that was consolidated as of December 31, 2022 because we controlled the major operating and financial policies of the entity. Effective January 1, 2023, the agreement governing the joint venture was modified to require the consent of both partners for major operating and financial policies of the entity. As a result, Markel was deconsolidated effective January 1, 2023, and this joint venture is now accounted for using the equity method of accounting. We recognized a gain on deconsolidation of $11.8 million related to adjusting our retained interest in the joint venture to fair value. The assets of Markel can be used only to settle obligations of the joint venture, and its creditors have no recourse to our wholly owned assets.

- Granite Park Six JV, LLC/ GPI 23 Springs JV, LLC (“Granite Park Six joint venture”/“23Springs joint venture”)

During 2022, we entered the Dallas market through the formation of two joint ventures with Granite Properties (“Granite”) to develop Granite Park Six and 23Springs. We own a 50.0% interest in each of these two joint ventures. We determined that we have a variable interest in both the Granite Park Six and 23Springs joint ventures primarily because the entities were designed to pass along interest rate risk, equity price risk and operation risk to us and Granite as equity holders. The joint ventures were further determined to be variable interest entities as they require additional subordinated financial support in the form of loans because the initial equity investments provided by us and Granite are not sufficient to finance the planned investments and operations. We concluded we do not have the power to direct matters that most significantly impact the activities of either entity and therefore do not qualify as the primary beneficiary. Accordingly, the entities are not consolidated. As of March 31, 2023, our risk of loss with respect to these arrangements was limited to the carrying value of each investment balance. Our investment balances were $41.0 million and $46.9 million as of March 31, 2023 for Granite Park Six and 23Springs, respectively. The assets of the Granite Park Six and 23Springs joint ventures can be used only to settle obligations of the respective joint venture, and their creditors have no recourse to our wholly owned assets.

- M+O JV, LLC (“McKinney & Olive joint venture”)

During 2022, we expanded our Dallas market presence by acquiring McKinney & Olive through the formation of another joint venture with Granite. We own a 50.0% interest in this joint venture. We determined that we have a variable interest in the McKinney & Olive joint venture primarily because the entity was designed to pass along interest rate risk, equity price risk and operation risk to us and Granite as equity holders. The McKinney & Olive joint venture was further determined to be a variable interest entity as it requires additional subordinated financial support in the form of a loan because the initial equity investments by us and Granite, including the additional preferred equity provided by us, are not sufficient to finance its planned investments and operations. We concluded we do not have the power to direct matters that most significantly impact the activities of the entity and therefore do not qualify as the primary beneficiary. Accordingly, the entity is not consolidated. As of March 31, 2023, our risk of loss with respect to this arrangement was $165.6 million, which represents the carrying value of our investment balance and includes $80.0 million of preferred equity that we funded to the joint venture. The assets of the McKinney & Olive joint venture can be used only to settle obligations of the joint venture, and its creditors have no recourse to our wholly owned assets.

- Midtown East Tampa, LLC (“Midtown East joint venture”)

During 2022, we formed the Midtown East joint venture in Tampa with The Bromley Companies (“Bromley”). We own a 50.0% interest in this joint venture. We determined that we have a variable interest in the Midtown East joint venture primarily because the entity was designed to pass along interest rate risk, equity price risk and operation risk to us as both a debt and equity holder and Bromley as an equity holder. The Midtown East joint venture was further determined to be a variable interest entity as it requires additional subordinated financial support in the form of a loan because the initial equity investments provided by us and Bromley are not sufficient to finance its planned investments and operations. We concluded we do not have the power to direct matters that most significantly impact the activities of the entity and therefore do not qualify as the primary beneficiary. Accordingly, the entity is not consolidated. As of March 31, 2023, our risk of loss with respect to this arrangement was limited to the carrying value of the investment balance of $1.3 million as no amounts were outstanding under the loan we have provided to the joint venture. The assets of the Midtown East joint venture can be used only to settle obligations of the joint venture, and its creditors have no recourse to our wholly owned assets.

- Brand/HRLP 2827 Peachtree LLC (“2827 Peachtree joint venture”)

During 2021, we formed the 2827 Peachtree joint venture in Atlanta with Brand Properties, LLC (“Brand”). We own a 50.0% interest in this joint venture. We determined that we have a variable interest in the 2827 Peachtree joint venture primarily because the entity was designed to pass along interest rate risk, equity price risk and operation risk to us as both a debt and equity holder and Brand as an equity holder. The 2827 Peachtree joint venture was further determined to be a variable interest entity as it requires additional subordinated financial support in the form of a loan because the initial equity investments provided by us and Brand are not sufficient to finance its planned investments and operations. We concluded we do not have the power to direct matters that most significantly impact the activities of the entity and therefore do not qualify as the primary beneficiary. Accordingly, the entity is not consolidated. As of March 31, 2023, our risk of loss with respect to this arrangement was $44.6 million, which consists of the $29.3 million carrying value of our investment balance plus the $15.3 million outstanding balance of the loan we have provided to the joint venture. The assets of the 2827 Peachtree joint venture can be used only to settle obligations of the joint venture, and its creditors have no recourse to our wholly owned assets.

Consolidated Affiliate

- HRLP MTW, LLC (“Midtown West joint venture”)

In 2019, we formed the Midtown West joint Venture in Tampa with Bromley. We own an 80.0% interest in this joint venture. We determined that we have a variable interest in the Midtown West joint venture primarily because the entity was designed to pass along interest rate risk, equity price risk and operation risk to us as both a debt and an equity holder and Bromley as an equity holder. The Midtown West joint venture was further determined to be a variable interest entity as it requires additional subordinated financial support in the form of a loan because the initial equity investment provided by us and Bromley is not sufficient to finance its planned investments and operations. We, as majority owner and managing member and through our control rights as set forth in the joint venture’s governance documents, were determined to be the primary beneficiary as we have both the power to direct the activities that most significantly affect the entity (primarily lease rates, property operations and capital expenditures) and significant economic exposure through our equity investment and loan commitment. As such, the Midtown West joint venture is consolidated and all intercompany transactions and accounts are eliminated. The following table sets forth the assets and liabilities of the Midtown West joint venture included on our Consolidated Balance Sheets:

	March 31, 2023	December 31, 2022
Net real estate assets	$59,967	$59,854
Cash and cash equivalents	$1,919	$1,009
Accounts receivable	$992	$1,490
Accrued straight-line rents receivable	$3,130	$1,921
Deferred leasing costs, net	$2,641	$2,677
Prepaid expenses and other assets, net	$142	$153
Accounts payable, accrued expenses and other liabilities	$1,759	$1,212

The assets of the Midtown West joint venture can be used only to settle obligations of the joint venture, and its creditors have no recourse to our wholly owned assets.

4.    Intangible Assets and Below Market Lease Liabilities

The following table sets forth total intangible assets and acquisition-related below market lease liabilities, net of accumulated amortization:

	March 31, 2023	December 31, 2022
Assets:
Deferred leasing costs (including lease incentives and above market lease and in-place lease acquisition-related intangible assets)	$410,584	$416,579
Less accumulated amortization	(164,202)	(163,751)
	$246,382	$252,828
Liabilities (in accounts payable, accrued expenses and other liabilities):
Acquisition-related below market lease liabilities	$54,962	$55,304
Less accumulated amortization	(30,771)	(29,859)
	$24,191	$25,445

The following table sets forth amortization of intangible assets and below market lease liabilities:

	Three Months Ended March 31,
	2023	2022
Amortization of deferred leasing costs and acquisition-related intangible assets (in depreciation and amortization)	$10,232	$11,245
Amortization of lease incentives (in rental and other revenues)	$714	$450
Amortization of acquisition-related intangible assets (in rental and other revenues)	$831	$830
Amortization of acquisition-related below market lease liabilities (in rental and other revenues)	$(1,254)	$(1,367)

The following table sets forth scheduled future amortization of intangible assets and below market lease liabilities:

	Amortization of Deferred Leasing Costs and Acquisition-Related Intangible Assets (in Depreciation and Amortization)	Amortization of Lease Incentives (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental and Other Revenues)	Amortization of Acquisition-Related Below Market Lease Liabilities (in Rental and Other Revenues)
April 1 through December 31, 2023	$32,014	$1,687	$2,471	$(3,634)
2024	37,543	1,825	3,088	(4,219)
2025	30,506	1,733	2,220	(2,729)
2026	26,179	1,527	1,860	(2,514)
2027	22,386	1,325	1,518	(2,112)
Thereafter	69,088	3,814	5,598	(8,983)
	$217,716	$11,911	$16,755	$(24,191)
Weighted average remaining amortization periods as of March 31, 2023 (in years)	7.7	7.5	7.4	8.3

5.    Mortgages and Notes Payable

The following table sets forth our mortgages and notes payable:

	March 31, 2023	December 31, 2022
Secured indebtedness	$681,956	$483,988
Unsecured indebtedness	2,598,912	2,729,620
Less-unamortized debt issuance costs	(16,899)	(16,393)
Total mortgages and notes payable, net	$3,263,969	$3,197,215

As of March 31, 2023, our secured mortgage loans were collateralized by real estate assets with an undepreciated book value of $1,157.2 million.

Our $750.0 million unsecured revolving credit facility is scheduled to mature in March 2025 and includes an accordion feature that currently allows for an additional $200.0 million of borrowing capacity subject to additional lender commitments. Assuming no defaults have occurred, we have an option to extend the maturity for two additional six-month periods. The interest rate on our revolving credit facility is SOFR plus a related spread adjustment of 10 basis points and a borrowing spread of 85 basis points, based on current credit ratings. The annual facility fee is 20 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody’s Investors Service or Standard & Poor’s Ratings Services. We may be entitled to a temporary reduction in the interest rate of one basis point provided we meet certain sustainability goals with respect to the ongoing reduction of greenhouse gas emissions. There was $255.0 million and $257.0 million outstanding under our revolving credit facility as of March 31, 2023 and April 18, 2023, respectively. As of both March 31, 2023 and April 18, 2023, we had $0.9 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility as of March 31, 2023 and April 18, 2023 was $494.1 million and $492.1 million, respectively.

During the first quarter of 2023, we obtained a $200.0 million, five-year secured mortgage loan from a third party lender, with an effective fixed interest rate of 5.69%. This loan is scheduled to mature in April 2028. We incurred $1.3 million of debt issuance costs, which will be amortized over the term of the loan.

We are currently in compliance with financial covenants with respect to our consolidated debt.

We have considered our short-term liquidity needs within one year from April 25, 2023 (the date of issuance of the quarterly financial statements) and the adequacy of our estimated cash flows from operating activities and other available financing sources to meet these needs. We have concluded it is probable we will meet these short-term liquidity requirements through a combination of the following:

•available cash and cash equivalents;

•cash flows from operating activities;

•issuance of debt securities by the Operating Partnership;

•issuance of secured debt;

•bank term loans;

•borrowings under our revolving credit facility;

•issuance of equity securities by the Company or the Operating Partnership; and

•the disposition of non-core assets.

6.    Noncontrolling Interests

Noncontrolling Interests in Consolidated Affiliates

As of March 31, 2023, our noncontrolling interest in consolidated affiliates relates to our joint venture partner's 20.0% interest in the Midtown West joint venture. Our joint venture partner is an unrelated third party.

Noncontrolling Interests in the Operating Partnership

The following table sets forth the Company’s noncontrolling interests in the Operating Partnership:

	Three Months Ended March 31,
	2023	2022
Beginning noncontrolling interests in the Operating Partnership	$65,977	$111,689
Adjustment of noncontrolling interests in the Operating Partnership to fair value	(11,102)	3,168
Net income attributable to noncontrolling interests in the Operating Partnership	986	965
Distributions to noncontrolling interests in the Operating Partnership	(1,179)	(1,252)
Total noncontrolling interests in the Operating Partnership	$54,682	$114,570

There were no transfers from noncontrolling interests during the three months ended March 31, 2023 and 2022.

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

The following table sets forth our assets and liabilities and the Company’s noncontrolling interests in the Operating Partnership that are measured or disclosed at fair value within the fair value hierarchy:

		Level 1	Level 2
	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs
Fair Value as of March 31, 2023:
Assets:
Mortgages and notes receivable, at fair value (1)	$998	$—	$998
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	2,085	2,085	—
Total Assets	$3,083	$2,085	$998
Noncontrolling Interests in the Operating Partnership	$54,682	$54,682	$—
Liabilities:
Mortgages and notes payable, net, at fair value (1)	$2,876,619	$—	$2,876,619
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	2,085	2,085	—
Total Liabilities	$2,878,704	$2,085	$2,876,619

Fair Value as of December 31, 2022:
Assets:
Mortgages and notes receivable, at fair value (1)	$1,051	$—	$1,051
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	2,564	2,564	—
Total Assets	$3,615	$2,564	$1,051
Noncontrolling Interests in the Operating Partnership	$65,977	$65,977	$—
Liabilities:
Mortgages and notes payable, net, at fair value (1)	$2,832,973	$—	$2,832,973
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	2,564	2,564	—
Total Liabilities	$2,835,537	$2,564	$2,832,973
__________
(1)    Amounts are not recorded at fair value on our Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022.

As of January 1, 2023, there was a level 3 investment in an unconsolidated affiliate that was measured at a fair value of $57.1 million upon deconsolidation. The estimated fair value was calculated using a broker opinion of value, which incorporates an income approach, as observable inputs were not available. Key assumptions used in the fair value calculation for the operating buildings were an estimated discount rate of 10.8% and an estimated terminal capitalization rate of 8.8%. The estimated fair value of the surrounding land currently used for parking was calculated based on its multifamily development potential, which was determined to be the highest and best use of the land.

8.    Share-Based Payments

During the three months ended March 31, 2023, the Company granted 150,249 shares of time-based restricted stock and 122,484 shares of total return-based restricted stock with weighted average grant date fair values per share of $26.50 and $27.13, respectively. We recorded share-based compensation expense of $4.5 million and $5.3 million during the three months ended March 31, 2023 and 2022. As of March 31, 2023, there was $6.4 million of total unrecognized share-based compensation costs, which will be recognized over a weighted average remaining contractual term of 2.5 years.

9.    Earnings Per Share and Per Unit

The following table sets forth the computation of basic and diluted earnings per share of the Company:

	Three Months Ended March 31,
	2023	2022
Earnings per Common Share - basic:
Numerator:
Net income	$44,954	$42,103
Net (income) attributable to noncontrolling interests in the Operating Partnership	(986)	(965)
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates	487	(257)
Dividends on Preferred Stock	(621)	(621)
Net income available for common stockholders	$43,834	$40,260
Denominator:
Denominator for basic earnings per Common Share – weighted average shares (1)	105,288	104,933
Net income available for common stockholders	$0.42	$0.38
Earnings per Common Share - diluted:
Numerator:
Net income	$44,954	$42,103
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates	487	(257)
Dividends on Preferred Stock	(621)	(621)
Net income available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	$44,820	$41,225
Denominator:
Denominator for basic earnings per Common Share – weighted average shares (1)	105,288	104,933
Add:
Stock options using the treasury method	—	15
Noncontrolling interests Common Units	2,358	2,505
Denominator for diluted earnings per Common Share – adjusted weighted average shares and assumed conversions	107,646	107,453
Net income available for common stockholders	$0.42	$0.38
__________
(1)Includes all unvested restricted stock where dividends on such restricted stock are non-forfeitable.

The following table sets forth the computation of basic and diluted earnings per unit of the Operating Partnership:

	Three Months Ended March 31,
	2023	2022
Earnings per Common Unit - basic:
Numerator:
Net income	$44,954	$42,103
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates	487	(257)
Distributions on Preferred Units	(621)	(621)
Net income available for common unitholders	$44,820	$41,225
Denominator:
Denominator for basic earnings per Common Unit – weighted average units (1)	107,237	107,029
Net income available for common unitholders	$0.42	$0.39
Earnings per Common Unit - diluted:
Numerator:
Net income	$44,954	$42,103
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates	487	(257)
Distributions on Preferred Units	(621)	(621)
Net income available for common unitholders	$44,820	$41,225
Denominator:
Denominator for basic earnings per Common Unit – weighted average units (1)	107,237	107,029
Add:
Stock options using the treasury method	—	15
Denominator for diluted earnings per Common Unit – adjusted weighted average units and assumed conversions	107,237	107,044
Net income available for common unitholders	$0.42	$0.39
__________
(1)Includes all unvested restricted stock where distributions on such restricted stock are non-forfeitable
.

10.    Segment Information

The following tables summarize the rental and other revenues and net operating income, the primary industry property-level performance metric used by our chief operating decision maker and which is defined as rental and other revenues less rental property and other expenses, for our office properties. Our segment information for the three months ended March 31, 2022 has been retrospectively revised from previously reported amounts to reflect a change in our reportable segments as a result of our plan to exit the Pittsburgh market.

	Three Months Ended March 31,
	2023	2022
Rental and Other Revenues:
Atlanta	$36,870	$35,554
Charlotte	21,580	16,944
Nashville	44,564	43,447
Orlando	14,394	13,312
Raleigh	45,878	46,296
Richmond	9,309	10,533
Tampa	25,391	24,023
Total Office Segment	197,986	190,109
Other	14,766	16,269
Total Rental and Other Revenues	$212,752	$206,378

Net Operating Income:
Atlanta	$24,225	$23,681
Charlotte	16,110	13,050
Nashville	33,025	32,522
Orlando	8,772	8,137
Raleigh	33,606	34,715
Richmond	6,570	7,225
Tampa	16,404	15,946
Total Office Segment	138,712	135,276
Other	8,309	9,680
Total Net Operating Income	147,021	144,956
Reconciliation to net income:
Depreciation and amortization	(70,633)	(69,667)
General and administrative expenses	(12,415)	(13,556)
Interest expense	(33,098)	(24,393)
Other income	1,147	363
Gains on disposition of property	450	4,100
Gain on deconsolidation of affiliate	11,778	—
Equity in earnings of unconsolidated affiliates	704	300
Net income	$44,954	$42,103
11.    Subsequent Events

On April 21, 2023, we received $40.0 million of net proceeds upon the full redemption of our $80.0 million short-term preferred equity investment in the McKinney & Olive joint venture. Such net proceeds were used to repay amounts outstanding under our $750.0 million revolving credit facility. Prior to the redemption, the preferred equity received monthly distributions at a rate of SOFR plus 350 basis points.

On April 19, 2023, the Company declared a cash dividend of $0.50 per share of Common Stock, which is payable on June 13, 2023 to stockholders of record as of May 22, 2023.

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

This list of risks and uncertainties, however, is not intended to be exhaustive. You should also review the other cautionary statements we make in “Item 1A. Risk Factors” set forth in our 2022 Annual Report on Form 10-K. Given these uncertainties, you should not place undue reliance on forward-looking statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements to reflect any future events or circumstances or to reflect the occurrence of unanticipated events.

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

Revenues

Our operating results depend heavily on successfully leasing and operating the office space in our portfolio. Economic growth and office employment levels in our core markets are important factors, among others, in predicting our future operating results. The key components affecting our rental and other revenues are average occupancy, rental rates, cost recovery income, new developments placed in service, acquisitions and dispositions. Average occupancy generally increases during times of improving economic growth, as our ability to lease space outpaces vacancies that occur upon the expirations of existing leases. Average occupancy generally declines during times of slower or negative economic growth, when new vacancies tend to outpace our ability to lease space. Asset acquisitions, dispositions and new developments placed in service directly impact our rental revenues and could impact our average occupancy, depending upon the occupancy rate of the properties that are acquired, sold or placed in service. A further indicator of the predictability of future revenues is the expected lease expirations of our portfolio. As a result, in addition to seeking to increase our average occupancy by leasing current vacant space, we also concentrate our leasing efforts on renewing existing leases prior to expiration. For more information regarding our lease expirations, see “Item 2. Properties - Lease Expirations” and “Item 1A. Risk Factors – Risks Related to our Operations – Potential changes in customer behavior, such as the continued social acceptance, desirability and perceived economic benefits of work-from-home arrangements, could materially and negatively impact the future demand for office space over the long-term” in our 2022 Annual Report on Form 10-K. Occupancy in our office portfolio decreased from 91.0% as of December 31, 2022 to 89.4% as of March 31, 2023. We expect average occupancy for our office portfolio to be approximately 89.0% to 90.0% for the remainder of 2023.

Whether or not our rental revenue tracks average occupancy proportionally depends upon whether GAAP rents under signed new and renewal leases are higher or lower than the GAAP rents under expiring leases. Annualized rental revenues from second generation leases expiring during any particular year are typically less than 15% of our total annual rental revenues. The following table sets forth information regarding second generation office leases signed during the first quarter of 2023 (we define second generation office leases as leases with new customers and renewals of existing customers in office space that has been previously occupied under our ownership and leases with respect to vacant space in acquired buildings):

	New	Renewal	All Office
Leased space (in rentable square feet)	219,510	302,349	521,859
Average term (in years - rentable square foot weighted)	6.6	4.5	5.4
Base rents (per rentable square foot) (1)	$33.36	$35.13	$34.39
Rent concessions (per rentable square foot) (1)	(1.57)	(0.75)	(1.09)
GAAP rents (per rentable square foot) (1)	$31.79	$34.38	$33.30
Tenant improvements (per rentable square foot) (1)	$7.86	$3.68	$5.44
Leasing commissions (per rentable square foot) (1)	$1.31	$0.79	$1.01
__________
(1)    Weighted average per rentable square foot on an annual basis over the lease term.

Annual combined GAAP rents for new and renewal leases signed in the first quarter were $33.30 per rentable square foot, 15.9% higher compared to previous leases in the same office spaces.

We strive to maintain a diverse, stable and creditworthy customer base. We have an internal guideline whereby customers that account for more than 3% of our revenues are periodically reviewed with the Company’s Board of Directors. As of March 31, 2023, Bank of America (3.8%) and Asurion (3.5%) accounted for more than 3% of our annualized GAAP revenues.

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

Net Operating Income

Whether or not we record increasing net operating income (“NOI”) in our same property portfolio typically depends upon our ability to garner higher rental revenues, whether from higher average occupancy, higher GAAP rents per rentable square foot or higher cost recovery income, that exceed any corresponding growth in operating expenses. Same property NOI was $0.3 million, or 0.2%, higher in the first quarter of 2023 as compared to 2022 due to an increase of $4.5 million in same property revenues offset by an increase of $4.2 million in same property expenses. We expect same property NOI to be lower for the remainder of 2023 as compared to 2022 as an anticipated increase in same property expenses is expected to more than offset higher anticipated same property revenues. We expect same property revenues to be higher due to higher average GAAP rents per rentable square foot and higher cost recovery income, partially offset by an anticipated decrease in average occupancy.

In addition to the effect of same property NOI, whether or not NOI increases typically depends upon whether the NOI from our acquired properties and development properties placed in service exceeds the NOI from property dispositions. NOI was $2.1 million, or 1.4%, higher in the first quarter of 2023 as compared to 2022 primarily due to the acquisition of SIX50 at Legacy Union, development properties placed in service and higher same property NOI, partially offset by NOI lost from property dispositions and the deconsolidation of our Highwoods-Markel Associates, LLC joint venture (“Markel”). See “Results of Operations – Three Months Ended March 31, 2023 and 2022 – Deconsolidation of Markel.” We expect NOI to be lower for the remainder of 2023 as compared to 2022 due to property dispositions, the deconsolidation of Markel and an anticipated decrease in same property NOI, partially offset by NOI from development properties placed in service and the acquisition of SIX50 at Legacy Union.

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

Liquidity and Capital Resources

We continue to maintain a conservative and flexible balance sheet and believe we have ample liquidity to fund our operations and growth prospects. As of April 18, 2023, we had approximately $20 million of existing cash and $257.0 million drawn on our $750.0 million revolving credit facility, which is scheduled to mature in March 2026, assuming we exercise our option to extend the maturity date for two additional six-month periods. As of March 31, 2023, our leverage ratio, as measured by the ratio of our mortgages and notes payable and outstanding preferred stock to the undepreciated book value of our assets, was 42.8%, and there were 107.8 million diluted shares of Common Stock outstanding.

Rental and other revenues are our principal source of funds to meet our short-term liquidity requirements. Other sources of funds for short-term liquidity needs include available working capital and borrowings under our revolving credit facility, which had $492.1 million of availability as of April 18, 2023. Our short-term liquidity requirements primarily consist of operating expenses, interest and principal amortization on our debt, distributions and capital expenditures, including building improvement costs, tenant improvement costs and lease commissions. Building improvements are capital costs to maintain or enhance existing buildings not typically related to a specific customer. Tenant improvements are the costs required to customize space for the specific needs of customers. We anticipate that our available cash and cash equivalents and cash provided by operating activities and planned financing activities, including borrowings under our revolving credit facility, will be adequate to meet our short-term liquidity requirements. We use our revolving credit facility for working capital purposes and for the short-term funding of our development and acquisition activity and, in certain instances, the repayment of other debt. Continued ability to borrow under the revolving credit facility allows us to quickly capitalize on strategic opportunities at short-term interest rates.

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

•issuance of equity securities by the Company or the Operating Partnership; and

•the disposition of non-core assets.

We have no debt scheduled to mature prior to 2026 other than our $200.0 million, two-year unsecured bank term loan that is scheduled to mature in October 2025, assuming we exercise our option to extend the maturity date for one additional year. We generally believe we will be able to satisfy these obligations with existing cash, borrowings under our revolving credit facility, new bank term loans, issuance of other unsecured debt, mortgage debt and/or proceeds from the sale of additional non-core assets.

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

1800 Century Boulevard

The State of Georgia Department of Revenue currently occupies 255,000 square feet at 1800 Century Boulevard in Atlanta pursuant to a lease that is scheduled to expire in December 2024. 1800 Century Boulevard is a non-core 290,000 square foot building constructed in 1975. Subsequent to quarter-end, we learned the customer expects to reduce its office space needs after expiration of the current lease by approximately 60% and is considering alternative locations, including other company-owned buildings and buildings owned by third parties. There are no assurances that the customer will renew all or any of its space at 1800 Century Boulevard upon expiration of its current lease.

Because we now expect the customer may vacate all or a significant portion of its space at 1800 Century Boulevard, we are evaluating a number of long-term options with respect to the asset, including substantially renovating the asset as an office building, converting the asset for multi-family use and/or selling the asset. See “Item 1A. Risk Factors – In order to maintain and/or increase the quality of our properties and successfully compete against other properties, we regularly must spend money to maintain, repair, renovate and improve our properties, which could negatively impact our financial condition and results of operations” in our 2022 Annual Report on Form 10-K. No assurances can be provided that we may not be required to record an impairment charge in a subsequent period to lower the carrying amount of 1800 Century Boulevard.

Results of Operations

Three Months Ended March 31, 2023 and 2022

Deconsolidation of Markel

Markel is a joint venture in which we own a 50.0% interest that was consolidated as of December 31, 2022 because we controlled the major operating and financial policies of the entity. Effective January 1, 2023, the agreement governing the joint venture was modified to require the consent of both partners for major operating and financial policies of the entity. As a result, Markel was deconsolidated effective January 1, 2023, and this joint venture is now accounted for using the equity method of accounting.

Rental and Other Revenues

Rental and other revenues were $6.4 million, or 3.1%, higher in the first quarter of 2023 as compared to 2022 primarily due to higher same property revenues, the acquisition of SIX50 at Legacy Union and development properties placed in service, which increased rental and other revenues by $4.5 million, $3.5 million and $2.0 million, respectively. Same property rental and other revenues were higher primarily due to higher average GAAP rents per rentable square foot and higher cost recovery and parking income, partially offset by a decrease in average occupancy. These increases were partially offset by lost revenue from property dispositions and the deconsolidation of Markel, which decreased rental and other revenues by $2.5 million and $1.4 million, respectively. We expect rental and other revenues to be higher for the remainder of 2023 as compared to 2022 for similar reasons.

Operating Expenses

Rental property and other expenses were $4.3 million, or 7.0%, higher in the first quarter of 2023 as compared to 2022 primarily due to higher same property operating expenses, the acquisition of SIX50 at Legacy Union and development properties placed in service, which increased operating expenses by $4.2 million, $0.7 million and $0.3 million, respectively. Same property operating expenses were higher primarily due to higher contract services, property taxes, utilities and repairs and maintenance. These increases were partially offset by decreases in operating expenses from property dispositions and the deconsolidation of Markel, which decreased operating expenses by $0.9 million and $0.5 million, respectively. We expect rental property and other expenses to be higher for the remainder of 2023 as compared to 2022 for similar reasons.

Depreciation and amortization was $1.0 million, or 1.4%, higher in the first quarter of 2023 as compared to 2022 primarily due to the acquisition of SIX50 at Legacy Union, development properties placed in service and higher same property lease related depreciation and amortization, partially offset by fully amortized acquisition-related intangible assets, property dispositions and the deconsolidation of Markel. We expect depreciation and amortization to be higher for the remainder of 2023 as compared to 2022 for similar reasons.

General and administrative expenses were $1.1 million, or 8.4%, lower in the first quarter of 2023 as compared to 2022 primarily due to lower long-term equity incentive compensation and office rent. We expect general and administrative expenses to be lower for the remainder of 2023 as compared to 2022 due to lower incentive compensation and office rent, partially offset by higher salaries and benefits. First quarter general and administrative expenses are typically higher than in subsequent quarters due to higher long-term equity incentive compensation recognized for certain employees who meet the age and service eligibility requirements under our retirement plan. Long-term equity incentive compensation awards are typically issued during the first quarter of each year.

Interest Expense

Interest expense was $8.7 million, or 35.7%, higher in the first quarter of 2023 as compared to 2022 primarily due to higher average interest rates and higher average debt balances, partially offset by higher capitalized interest. We expect interest expense to be higher for the remainder of 2023 as compared to 2022 for similar reasons.

Other Income

Other income was $0.8 million higher in the first quarter of 2023 as compared to 2022 primarily due to dividend income from short-term preferred equity contributed to the McKinney and Olive joint venture.

Gains on Disposition of Property

Gains on disposition of property were $3.7 million lower in the first quarter of 2023 as compared to 2022.

Gain on Deconsolidation of Affiliate

We recognized a gain on deconsolidation of $11.8 million related to adjusting our retained interest in Markel to fair value.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $0.4 million higher in the first quarter of 2023 as compared to 2022 primarily due to the deconsolidation of Markel and the operations of the McKinney and Olive joint venture.

Earnings Per Common Share - Diluted

Diluted earnings per common share was $0.04 higher in the first quarter of 2023 as compared to 2022 due to an increase in net income for the reasons discussed above.

Liquidity and Capital Resources

Statements of Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in the Company’s cash flows (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Net Cash Provided By Operating Activities	$65,669	$74,078	$(8,409)
Net Cash Used In Investing Activities	(74,536)	(59,417)	(15,119)
Net Cash Provided By/(Used In) Financing Activities	10,782	(13,120)	23,902
Total Cash Flows	$1,915	$1,541	$374

The change in net cash provided by operating activities in the first quarter of 2023 as compared to 2022 was primarily due to higher interest expense, property dispositions in the prior year and changes in operating liabilities, partially offset by net cash from the operations of properties acquired in the prior year, same properties and development properties placed in service. We expect net cash related to operating activities to be lower for the remainder of 2023 as compared to 2022 for similar reasons.

The change in net cash used in investing activities in the first quarter of 2023 as compared to 2022 was primarily due to investments in the 2827 Peachtree, 23Springs and Midtown East joint ventures, lower net proceeds from disposition activity and higher investments in building improvements, partially offset by lower investments in tenant improvements. We expect uses of cash for investing activities for the remainder of 2023 to be primarily driven by whether we acquire or commence development of additional office buildings in the BBDs of our markets. We expect these uses of cash for investing activities will be partially offset by proceeds from property dispositions in 2023.

The change in net cash provided by/(used in) financing activities in the first quarter of 2023 as compared to 2022 was primarily due to net debt borrowings to fund our investment activity. Assuming the net effect of our acquisition, disposition and development activity in 2023 results in an increase to our assets, we would expect outstanding debt and/or Common Stock balances to increase.

Capitalization

The following table sets forth the Company’s capitalization (in thousands, except per share amounts):

	March 31, 2023	December 31, 2022
Mortgages and notes payable, net, at recorded book value	$3,263,969	$3,197,215
Preferred Stock, at liquidation value	$28,811	$28,821
Common Stock outstanding	105,458	105,211
Common Units outstanding (not owned by the Company)	2,358	2,358
Per share stock price at period end	$23.19	$27.98
Market value of Common Stock and Common Units	$2,500,253	$3,009,781
Total capitalization	$5,793,033	$6,235,817

As of March 31, 2023, our mortgages and notes payable and outstanding preferred stock represented 56.8% of our total capitalization and 42.8% of the undepreciated book value of our assets. See also “Executive Summary - Liquidity and Capital Resources.”

Our mortgages and notes payable as of March 31, 2023 consisted of $682.0 million of secured indebtedness with a weighted average interest rate of 4.23% and $2,598.9 million of unsecured indebtedness with a weighted average interest rate of 4.27%. The secured indebtedness was collateralized by real estate assets with an undepreciated book value of $1,157.2 million. As of March 31, 2023, $805.0 million of our debt does not bear interest at fixed rates.

Investment Activity

In the normal course of business, we regularly evaluate potential acquisitions. As a result, from time to time, we may have one or more potential acquisitions under consideration that are in varying stages of evaluation, negotiation or due diligence, including potential acquisitions that are subject to non-binding letters of intent or enforceable contracts. Consummation of any transaction is subject to a number of contingencies, including the satisfaction of customary closing conditions. No assurances can be provided that we will acquire any properties in the future. See “Item 1A. Risk Factors - Risks Related to our Capital Recycling Activity - Recent and future acquisitions and development properties may fail to perform in accordance with our expectations and may require renovation and development costs exceeding our estimates” in our 2022 Annual Report on Form 10-K.

Markel is a joint venture in which we own a 50.0% interest that was consolidated as of December 31, 2022 because we controlled the major operating and financial policies of the entity. Effective January 1, 2023, the agreement governing the joint venture was modified to require the consent of both partners for major operating and financial policies of the entity. As a result, Markel was deconsolidated effective January 1, 2023, and this joint venture is now accounted for using the equity method of accounting. We recognized a gain on deconsolidation of $11.8 million related to adjusting our retained interest in the joint venture to fair value. The assets of Markel can be used only to settle obligations of the joint venture, and its creditors have no recourse to our wholly owned assets.

On April 21, 2023, we received $40.0 million of net proceeds upon the full redemption of our $80.0 million short-term preferred equity investment in the McKinney & Olive joint venture. Such net proceeds were used to repay amounts outstanding under our $750.0 million revolving credit facility. Prior to the redemption, the preferred equity received monthly distributions at a rate of SOFR plus 350 basis points.

As of March 31, 2023, we were developing 1.6 million rentable square feet of office properties. The following table summarizes these announced and in-process office developments:

Property	Market	Own %	Consolidated (Y/N)	Rentable Square Feet	Anticipated Total Investment (1)	Investment as of March 31, 2023	Pre Leased %	Estimated Completion	Estimated Stabilization
					($ in thousands)
23Springs	Dallas	50.0%	N	642,000	$460,000	$88,947	17.1%	1Q 25	1Q 28
Granite Park Six	Dallas	50.0%	N	422,000	200,000	112,935	12.4	4Q 23	1Q 26
GlenLake III Office & Retail (2)	Raleigh	100.0%	Y	218,250	94,600	55,289	14.6	3Q 23	1Q 26
Midtown East	Tampa	50.0%	N	143,000	83,000	13,244	2.1	1Q25	2Q26
2827 Peachtree	Atlanta	50.0%	N	135,300	79,000	48,913	87.5	3Q 23	1Q 25
Four Morrocroft (2)(3)	Charlotte	100.0%	Y	18,000	12,000	1,286	100.0	2Q24	2Q24
				1,578,550	$928,600	$320,614	21.1%
__________
(1)Includes estimated lease up costs for tenant improvements and lease commissions until the property has reached stabilization.
(2)Investment includes deferred lease commissions which are classified in deferred leasing costs on our Consolidated Balance Sheet.
(3)Recorded on our Consolidated Balance Sheet as land held for development, not development in-process.

Financing Activity

During the first quarter of 2023, we entered into separate equity distribution agreements with each of Wells Fargo Securities, LLC, BofA Securities, Inc., BTIG, LLC, Jefferies LLC, J.P. Morgan Securities LLC, Regions Securities LLC, TD Securities (USA) LLC and Truist Securities, Inc. Under the terms of the equity distribution agreements, the Company may offer and sell up to $300.0 million in aggregate gross sales price of shares of Common Stock from time to time through such firms, acting as agents of the Company or as principals. Sales of the shares, if any, may be made by means of ordinary brokers’ transactions on the New York Stock Exchange (“NYSE”) or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices or as otherwise agreed with any of such firms (which may include block trades). During the three months ended March 31, 2023, there were no shares of common stock issued under these agreements.

Our $750.0 million unsecured revolving credit facility is scheduled to mature in March 2025 and includes an accordion feature that currently allows for an additional $200.0 million of borrowing capacity subject to additional lender commitments. Assuming no defaults have occurred, we have an option to extend the maturity for two additional six-month periods. The interest rate on our revolving credit facility is SOFR plus a related spread adjustment of 10 basis points and a borrowing spread of 85 basis points, based on current credit ratings. The annual facility fee is 20 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody’s Investors Service or Standard & Poor’s Ratings Services. We may be entitled to a temporary reduction in the interest rate of one basis point provided we meet certain sustainability goals with respect to the ongoing reduction of greenhouse gas emissions. There was $255.0 million and $257.0 million outstanding under our revolving credit facility as of March 31, 2023 and April 18, 2023, respectively. As of both March 31, 2023 and April 18, 2023, we had $0.9 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility as of March 31, 2023 and April 18, 2023 was $494.1 million and $492.1 million, respectively.

During the first quarter of 2023, we obtained a $200.0 million, five-year secured mortgage loan from a third party lender, with an effective fixed interest rate of 5.69%. This loan is scheduled to mature in April 2028. We incurred $1.3 million of debt issuance costs, which will be amortized over the term of the loan.

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

Cash dividends and distributions reduce the amount of cash that would otherwise be available for other business purposes, including funding debt maturities, reducing debt or future growth initiatives. The amount of future distributions that will be made is at the discretion of the Company’s Board of Directors. For a discussion of the factors that will affect such cash flows and, accordingly, influence the decisions of the Company’s Board of Directors regarding dividends and distributions, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Dividends and Distributions” in our 2022 Annual Report on Form 10-K.

On April 19, 2023, the Company declared a cash dividend of $0.50 per share of Common Stock, which is payable on June 13, 2023 to stockholders of record as of May 22, 2023.

During the first quarter of 2023, the Company declared and paid a cash dividend of $0.50 per share of Common Stock.

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

We had $15.7 million of cash and cash equivalents as of March 31, 2023. The unused capacity of our revolving credit facility as of March 31, 2023 and April 18, 2023 was $494.1 million and $492.1 million, respectively, excluding an accordion feature that allows for an additional $200.0 million of borrowing capacity subject to additional lender commitments.

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

See also “Executive Summary - Liquidity and Capital Resources.”

Critical Accounting Estimates

There were no changes made by management to the critical accounting policies in the three months ended March 31, 2023. For a description of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our 2022 Annual Report on Form 10-K.

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

•Plus net (income)/loss attributable to noncontrolling interests in consolidated affiliates;

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

The following table sets forth the Company’s FFO, FFO available for common stockholders and FFO available for common stockholders per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Funds from operations:
Net income	$44,954	$42,103
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates	487	(257)
Depreciation and amortization of real estate assets	69,995	68,992
(Gain) on deconsolidation of affiliate	(11,778)	—
Unconsolidated affiliates:
Depreciation and amortization of real estate assets	2,677	183
Funds from operations	106,335	111,021
Dividends on Preferred Stock	(621)	(621)
Funds from operations available for common stockholders	$105,714	$110,400
Funds from operations available for common stockholders per share	$0.98	$1.03
Weighted average shares outstanding (1)	107,646	107,453
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

As of March 31, 2023, our same property portfolio consisted of 158 in-service properties encompassing 27.0 million rentable square feet that were wholly owned during the entirety of the periods presented (from January 1, 2022 to March 31,

2023). As of December 31, 2022, our same property portfolio consisted of 148 in-service properties encompassing 24.4 million rentable square feet that were wholly owned during the entirety of the periods presented (from January 1, 2021 to December 31, 2022). The change in our same property portfolio was due to the addition of seven acquired properties encompassing 1.6 million rentable square feet acquired during 2021 and three newly developed properties encompassing 0.9 million rentable square feet placed in service during 2021.

Rental and other revenues related to properties not in our same property portfolio were $6.0 million and $4.1 million for the three months ended March 31, 2023 and 2022, respectively. Rental property and other expenses related to properties not in our same property portfolio were $2.2 million and $2.1 million for the three months ended March 31, 2023 and 2022, respectively.

The following table sets forth the Company’s NOI, same property NOI and same property cash NOI (in thousands):

	Three Months Ended March 31,
	2023	2022
Net income	$44,954	$42,103
Equity in earnings of unconsolidated affiliates	(704)	(300)
Gain on deconsolidation of affiliate	(11,778)	—
Gains on disposition of property	(450)	(4,100)
Other income	(1,147)	(363)
Interest expense	33,098	24,393
General and administrative expenses	12,415	13,556
Depreciation and amortization	70,633	69,667
Net operating income	147,021	144,956
Non same property and other net operating income	(3,768)	(1,963)
Same property net operating income	$143,253	$142,993

Same property net operating income	$143,253	$142,993
Lease termination fees, straight-line rent and other non-cash adjustments	(6,476)	(7,305)
Same property cash net operating income	$136,777	$135,688

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

As of March 31, 2023, we had $2,475.9 million principal amount of fixed rate debt outstanding, a $198.3 million increase as compared to December 31, 2022. The estimated aggregate fair market value of this debt was $2,089.9 million. If interest rates had been 100 basis points higher, the aggregate fair market value of our fixed rate debt would have been $109.3 million lower. If interest rates had been 100 basis points lower, the aggregate fair market value of our fixed rate debt would have been $116.9 million higher.

As of March 31, 2023, we had $805.0 million of variable rate debt outstanding, a $131.0 million decrease as compared to December 31, 2022. If the weighted average interest rate on this variable rate debt had been 100 basis points higher or lower, the annual interest expense as of March 31, 2023 would increase or decrease by $8.1 million.

ITEM 4. CONTROLS AND PROCEDURES

SEC rules require us to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our annual and periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow for timely decisions regarding required disclosure. The Company’s CEO and CFO have concluded that the disclosure controls and procedures of the Company and the Operating Partnership were each effective as of March 31, 2023.

SEC rules also require us to establish and maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in internal control over financial reporting during the three months ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were also no changes in internal control over financial reporting during the three months ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information related to shares of Common Stock surrendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock during the first quarter of 2023:

	Total Number of Shares Purchased	Weighted Average Price Paid per Share
Jaunary 1 to January 31	—	$—
February 1 to February 28	—	—
March 1 to March 31	49,984	26.50
Total	49,984	$26.50

ITEM 6. EXHIBITS

Exhibit Number	Description
1
Form of Equity Distribution Agreement, dated February 8, 2023, among Highwoods Properties, Inc., Highwoods Realty Limited Partnership and each of the firms named therein (filed as part of the Company’s Current Report on Form 8-K dated February 8, 2023)

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

Date: April 25, 2023