Form 10-Q
period 2023-06-30
HIGHWOODS PROPERTIES, INC.; HIGHWOODS REALTY LTD PARTNERSHIP
filed 2023-07-25
CIK 921082, 941713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 2023
or

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

The Company had 105,675,624 shares of Common Stock outstanding as of July 18, 2023.

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

Except as otherwise noted, all property-level operational information presented herein includes in-service wholly owned properties and in-service properties owned by consolidated joint ventures (at 100%). Development projects are not considered in-service properties until such projects are completed and stabilized. Stabilization occurs at the beginning of the first quarter after the earlier of: (1) the projected stabilization date, or (2) the date on which a project's occupancy generally exceeds 93%.

Certain information contained herein is presented as of July 18, 2023, the latest practicable date for financial information prior to the filing of this Quarterly Report.

This report combines the Quarterly Reports on Form 10-Q for the period ended June 30, 2023 of the Company and the Operating Partnership. We believe combining the quarterly reports into this single report results in the following benefits:

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

To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•Consolidated Financial Statements;

•Note 11 to Consolidated Financial Statements - Earnings Per Share and Per Unit;

•Item 4 - Controls and Procedures; and

•Item 6 - Certifications of CEO and CFO Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2023

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HIGHWOODS PROPERTIES, INC.
Consolidated Balance Sheets
(Unaudited and in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
Assets:
Real estate assets, at cost:
Land	$538,437	$548,720
Buildings and tenant improvements	5,884,834	5,909,754
Development in-process	64,966	46,735
Land held for development	228,390	231,218
	6,716,627	6,736,427
Less-accumulated depreciation	(1,661,609)	(1,609,502)
Net real estate assets	5,055,018	5,126,925
Real estate and other assets, net, held for sale	4,692	—
Cash and cash equivalents	17,011	21,357
Restricted cash	5,350	4,748
Accounts receivable	20,552	25,481
Mortgages and notes receivable	9,891	1,051
Accrued straight-line rents receivable	303,781	293,674
Investments in and advances to unconsolidated affiliates	294,160	269,221
Deferred leasing costs, net of accumulated amortization of $168,187 and $163,751, respectively	239,193	252,828
Prepaid expenses and other assets, net of accumulated depreciation of $23,417 and $21,660, respectively	78,053	68,091
Total Assets	$6,027,701	$6,063,376
Liabilities, Noncontrolling Interests in the Operating Partnership and Equity:
Mortgages and notes payable, net	$3,198,081	$3,197,215
Accounts payable, accrued expenses and other liabilities	297,601	301,184
Total Liabilities	3,495,682	3,498,399
Commitments and contingencies
Noncontrolling interests in the Operating Partnership	56,206	65,977
Equity:
Preferred Stock, $.01 par value, 50,000,000 authorized shares;
8.625% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 28,811 and 28,821 shares issued and outstanding, respectively	28,811	28,821
Common Stock, $.01 par value, 200,000,000 authorized shares;
105,473,213 and 105,210,858 shares issued and outstanding, respectively	1,055	1,052
Additional paid-in capital	3,095,272	3,081,330
Distributions in excess of net income available for common stockholders	(652,436)	(633,227)
Accumulated other comprehensive loss	(1,360)	(1,211)
Total Stockholders’ Equity	2,471,342	2,476,765
Noncontrolling interests in consolidated affiliates	4,471	22,235
Total Equity	2,475,813	2,499,000
Total Liabilities, Noncontrolling Interests in the Operating Partnership and Equity	$6,027,701	$6,063,376

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Income
(Unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Rental and other revenues	$207,291	$203,841	$420,043	$410,219
Operating expenses:
Rental property and other expenses	66,307	62,369	132,038	123,791
Depreciation and amortization	75,018	69,742	145,651	139,409
Impairments of real estate assets	—	35,000	—	35,000
General and administrative	9,380	9,591	21,795	23,147
Total operating expenses	150,705	176,702	299,484	321,347
Interest expense	34,063	25,027	67,161	49,420
Other income	1,181	120	2,328	483
Gains on disposition of property	19,368	50,044	19,818	54,144
Gain on deconsolidation of affiliate	—	—	11,778	—
Equity in earnings of unconsolidated affiliates	798	326	1,502	626
Net income	43,870	52,602	88,824	94,705
Net (income) attributable to noncontrolling interests in the Operating Partnership	(947)	(1,203)	(1,933)	(2,168)
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates	(4)	(266)	483	(523)
Dividends on Preferred Stock	(621)	(622)	(1,242)	(1,243)
Net income available for common stockholders	$42,298	$50,511	$86,132	$90,771
Earnings per Common Share – basic:
Net income available for common stockholders	$0.40	$0.48	$0.82	$0.86
Weighted average Common Shares outstanding – basic	105,457	105,163	105,373	105,049
Earnings per Common Share – diluted:
Net income available for common stockholders	$0.40	$0.48	$0.82	$0.86
Weighted average Common Shares outstanding – diluted	107,808	107,654	107,728	107,554

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Comprehensive income:
Net income	$43,870	$52,602	$88,824	$94,705
Other comprehensive loss:
Amortization of cash flow hedges	(74)	(74)	(149)	(89)
Total other comprehensive loss	(74)	(74)	(149)	(89)
Total comprehensive income	43,796	52,528	88,675	94,616
Less-comprehensive (income) attributable to noncontrolling interests	(951)	(1,469)	(1,450)	(2,691)
Comprehensive income attributable to common stockholders	$42,845	$51,059	$87,225	$91,925

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Equity
(Unaudited and in thousands, except share amounts)

	Three Months Ended June 30, 2023
	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance as of March 31, 2023	105,457,508	$1,055	$28,811	$3,096,126	$(1,286)	$4,467	$(642,014)	$2,487,159
Issuances of Common Stock, net of issuance costs and tax withholdings	18,572	—	—	265	—	—	—	265
Dividends on Common Stock ($0.50 per share)		—	—	—	—	—	(52,720)	(52,720)
Dividends on Preferred Stock ($21.5625 per share)		—	—	—	—	—	(621)	(621)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	(1,915)	—	—	—	(1,915)
Issuances of restricted stock	1,100	—	—	—	—	—	—	—
Share-based compensation expense, net of forfeitures	(3,967)	—	—	796	—	—	—	796
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(947)	(947)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	4	(4)	—
Comprehensive income:
Net income		—	—	—	—	—	43,870	43,870
Other comprehensive loss		—	—	—	(74)	—	—	(74)
Total comprehensive income								43,796
Balance as of June 30, 2023	105,473,213	$1,055	$28,811	$3,095,272	$(1,360)	$4,471	$(652,436)	$2,475,813

	Six Months Ended June 30, 2023
	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2022	105,210,858	$1,052	$28,821	$3,081,330	$(1,211)	$22,235	$(633,227)	$2,499,000
Issuances of Common Stock, net of issuance costs and tax withholdings	(7,511)	—	—	(563)	—	—	—	(563)
Dividends on Common Stock ($1.00 per share)		—	—	—	—	—	(105,341)	(105,341)
Dividends on Preferred Stock ($43.1250 per share)		—	—	—	—	—	(1,242)	(1,242)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	9,187	—	—	—	9,187
Issuances of restricted stock	273,833	—	—	—	—	—	—	—
Redemptions/repurchases of Preferred Stock		—	(10)	—	—	—	—	(10)
Share-based compensation expense, net of forfeitures	(3,967)	3	—	5,318	—	—	—	5,321
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(1,933)	(1,933)
Net loss attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	(483)	483	—
Deconsolidation of affiliate		—	—	—	—	(17,281)	—	(17,281)
Comprehensive income:
Net income		—	—	—	—	—	88,824	88,824
Other comprehensive loss		—	—	—	(149)	—	—	(149)
Total comprehensive income								88,675
Balance as of June 30, 2023	105,473,213	$1,055	$28,811	$3,095,272	$(1,360)	$4,471	$(652,436)	$2,475,813

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Equity - Continued
(Unaudited and in thousands, except share amounts)

	Three Months Ended June 30, 2022
	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance as of March 31, 2022	105,143,984	$1,051	$28,821	$3,034,155	$(988)	$21,262	$(591,780)	$2,492,521
Issuances of Common Stock, net of issuance costs and tax withholdings	9,537	1	—	261	—	—	—	262
Conversions of Common Units to Common Stock	30,909			1,251				1,251
Dividends on Common Stock ($0.50 per share)		—	—	—	—	—	(52,577)	(52,577)
Dividends on Preferred Stock ($21.5625 per share)		—	—	—	—	—	(622)	(622)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	28,696	—	—	—	28,696
Issuances of restricted stock	424	—	—	—	—	—	—	—
Share-based compensation expense, net of forfeitures	—	—	—	845	—	—	—	845
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(1,203)	(1,203)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	266	(266)	—
Comprehensive income:
Net income		—	—	—	—	—	52,602	52,602
Other comprehensive loss		—	—	—	(74)	—	—	(74)
Total comprehensive income								52,528
Balance as of June 30, 2022	105,184,854	$1,052	$28,821	$3,065,208	$(1,062)	$21,528	$(593,846)	$2,521,701

	Six Months Ended June 30, 2022
	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2021	104,892,780	$1,049	$28,821	$3,027,861	$(973)	$22,416	$(579,616)	$2,499,558
Issuances of Common Stock, net of issuance costs and tax withholdings	79,358	1	—	4,434	—	—	—	4,435
Conversions of Common Units to Common Stock	30,909			1,251				1,251
Dividends on Common Stock ($1.00 per share)		—	—	—	—	—	(105,001)	(105,001)
Dividends on Preferred Stock ($43.125 per share)		—	—	—	—	—	(1,243)	(1,243)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	25,528	—	—	—	25,528
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(1,411)	—	(1,411)
Issuances of restricted stock	181,807	—	—	—	—	—	—	—
Share-based compensation expense, net of forfeitures	—	2	—	6,134	—	—	—	6,136
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(2,168)	(2,168)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	523	(523)	—
Comprehensive income:
Net income		—	—	—	—	—	94,705	94,705
Other comprehensive loss		—	—	—	(89)	—	—	(89)
Total comprehensive income								94,616
Balance as of June 30, 2022	105,184,854	$1,052	$28,821	$3,065,208	$(1,062)	$21,528	$(593,846)	$2,521,701

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities:
Net income	$88,824	$94,705
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	145,651	139,409
Amortization of lease incentives and acquisition-related intangible assets and liabilities	494	(166)
Share-based compensation expense	5,321	6,136
Net credit losses on operating lease receivables	1,351	2,625
Accrued interest on mortgages and notes receivable	(390)	(46)
Amortization of debt issuance costs	2,398	2,040
Amortization of cash flow hedges	(149)	(89)
Amortization of mortgages and notes payable fair value adjustments	(172)	(41)
Impairments of real estate assets	—	35,000
Net gains on disposition of property	(19,818)	(54,144)
Gain on deconsolidation of controlling interest in affiliate	(11,778)	—
Equity in earnings of unconsolidated affiliates	(1,502)	(626)
Distributions of earnings from unconsolidated affiliates	988	598
Changes in operating assets and liabilities:
Accounts receivable	2,103	(3,758)
Prepaid expenses and other assets	(8,503)	(6,534)
Accrued straight-line rents receivable	(15,394)	(13,053)
Accounts payable, accrued expenses and other liabilities	(8,304)	(158)
Net cash provided by operating activities	181,120	201,898
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	(18,544)	(26,977)
Investments in development in-process	(18,658)	(20,869)
Investments in tenant improvements and deferred leasing costs	(43,720)	(60,661)
Investments in building improvements	(43,848)	(26,528)
Net proceeds from disposition of real estate assets	51,538	107,362
Distributions of capital from unconsolidated affiliates	1,839	—
Investments in mortgages and notes receivable	(9,763)	(24)
Repayments of mortgages and notes receivable	116	144
Investments in and advances to unconsolidated affiliates	(77,736)	(7,500)
Repayments of preferred equity from unconsolidated affiliates	80,000	—
Changes in earnest money deposits	15,500	(37,500)
Changes in other investing activities	(4,898)	2,684
Net cash used in investing activities	(68,174)	(69,869)
Financing activities:
Dividends on Common Stock	(105,341)	(105,001)
Redemptions/repurchases of Preferred Stock	(10)	—
Redemptions of Common Units	(163)	—
Dividends on Preferred Stock	(1,242)	(1,243)
Distributions to noncontrolling interests in the Operating Partnership	(2,354)	(2,495)
Distributions to noncontrolling interests in consolidated affiliates	—	(1,411)
Proceeds from the issuance of Common Stock	988	6,839
Costs paid for the issuance of Common Stock	(226)	(248)
Repurchase of shares related to tax withholdings	(1,325)	(2,156)
Borrowings on revolving credit facility	159,000	145,000
Repayments of revolving credit facility	(355,000)	(125,000)
Borrowings on mortgages and notes payable	200,000	200,000
Repayments of mortgages and notes payable	(3,326)	(203,187)
Payments for debt issuance costs and other financing activities	(1,305)	(2,657)
Net cash used in financing activities	(110,304)	(91,559)
Net increase in cash and cash equivalents and restricted cash	$2,642	$40,470
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows – Continued
(Unaudited and in thousands)

	Six Months Ended June 30,
	2023	2022
Net increase in cash and cash equivalents and restricted cash	$2,642	$40,470
Cash from deconsolidation of controlling interest in affiliate	(6,386)	—
Cash and cash equivalents and restricted cash at beginning of the period	26,105	31,198
Cash and cash equivalents and restricted cash at end of the period	$22,361	$71,668

Reconciliation of cash and cash equivalents and restricted cash:

	Six Months Ended June 30,
	2023	2022
Cash and cash equivalents at end of the period	$17,011	$25,045
Restricted cash at end of the period	5,350	46,623
Cash and cash equivalents and restricted cash at end of the period	$22,361	$71,668

Supplemental disclosure of cash flow information:

	Six Months Ended June 30,
	2023	2022
Cash paid for interest, net of amounts capitalized	$63,858	$47,762

Supplemental disclosure of non-cash investing and financing activities:

	Six Months Ended June 30,
	2023	2022
Conversions of Common Units to Common Stock	—	1,251
Changes in accrued capital expenditures (1)	7,067	(20,066)
Write-off of fully depreciated real estate assets	40,556	21,827
Write-off of fully amortized leasing costs	19,169	11,628
Write-off of fully amortized debt issuance costs	—	1,216
Adjustment of noncontrolling interests in the Operating Partnership to fair value	(9,187)	(25,528)
__________

(1)Accrued capital expenditures included in accounts payable, accrued expenses and other liabilities as of June 30, 2023 and 2022 were $60.5 million and $34.5 million, respectively.

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Balance Sheets
(Unaudited and in thousands, except unit and per unit data)

	June 30, 2023	December 31, 2022
Assets:
Real estate assets, at cost:
Land	$538,437	$548,720
Buildings and tenant improvements	5,884,834	5,909,754
Development in-process	64,966	46,735
Land held for development	228,390	231,218
	6,716,627	6,736,427
Less-accumulated depreciation	(1,661,609)	(1,609,502)
Net real estate assets	5,055,018	5,126,925
Real estate and other assets, net, held for sale	4,692	—
Cash and cash equivalents	17,011	21,357
Restricted cash	5,350	4,748
Accounts receivable	20,552	25,481
Mortgages and notes receivable	9,891	1,051
Accrued straight-line rents receivable	303,781	293,674
Investments in and advances to unconsolidated affiliates	294,160	269,221
Deferred leasing costs, net of accumulated amortization of $168,187 and $163,751, respectively	239,193	252,828
Prepaid expenses and other assets, net of accumulated depreciation of $23,417 and $21,660, respectively	78,053	68,091
Total Assets	$6,027,701	$6,063,376
Liabilities, Redeemable Operating Partnership Units and Capital:
Mortgages and notes payable, net	$3,198,081	$3,197,215
Accounts payable, accrued expenses and other liabilities	297,601	301,184
Total Liabilities	3,495,682	3,498,399
Commitments and contingencies
Redeemable Operating Partnership Units:
Common Units, 2,350,715 and 2,358,009 outstanding, respectively	56,206	65,977
Series A Preferred Units (liquidation preference $1,000 per unit), 28,811 and 28,821 units issued and outstanding, respectively	28,811	28,821
Total Redeemable Operating Partnership Units	85,017	94,798
Capital:
Common Units:
General partner Common Units, 1,074,151 and 1,071,601 outstanding, respectively	24,439	24,492
Limited partner Common Units, 103,990,253 and 103,730,448 outstanding, respectively	2,419,452	2,424,663
Accumulated other comprehensive loss	(1,360)	(1,211)
Noncontrolling interests in consolidated affiliates	4,471	22,235
Total Capital	2,447,002	2,470,179
Total Liabilities, Redeemable Operating Partnership Units and Capital	$6,027,701	$6,063,376

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Income
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Rental and other revenues	$207,291	$203,841	$420,043	$410,219
Operating expenses:
Rental property and other expenses	66,307	62,369	132,038	123,791
Depreciation and amortization	75,018	69,742	145,651	139,409
Impairments of real estate assets	—	35,000	—	35,000
General and administrative	9,380	9,591	21,795	23,147
Total operating expenses	150,705	176,702	299,484	321,347
Interest expense	34,063	25,027	67,161	49,420
Other income	1,181	120	2,328	483
Gains on disposition of property	19,368	50,044	19,818	54,144
Gain on deconsolidation of controlling interest in affiliate	—	—	11,778	—
Equity in earnings of unconsolidated affiliates	798	326	1,502	626
Net income	43,870	52,602	88,824	94,705
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates	(4)	(266)	483	(523)
Distributions on Preferred Units	(621)	(622)	(1,242)	(1,243)
Net income available for common unitholders	$43,245	$51,714	$88,065	$92,939
Earnings per Common Unit – basic:
Net income available for common unitholders	$0.40	$0.48	$0.82	$0.87
Weighted average Common Units outstanding – basic	107,399	107,240	107,319	107,135
Earnings per Common Unit – diluted:
Net income available for common unitholders	$0.40	$0.48	$0.82	$0.87
Weighted average Common Units outstanding – diluted	107,399	107,245	107,319	107,145

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Comprehensive income:
Net income	$43,870	$52,602	$88,824	$94,705
Other comprehensive loss:
Amortization of cash flow hedges	(74)	(74)	(149)	(89)
Total other comprehensive loss	(74)	(74)	(149)	(89)
Total comprehensive income	43,796	52,528	88,675	94,616
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates	(4)	(266)	483	(523)
Comprehensive income attributable to common unitholders	$43,792	$52,262	$89,158	$94,093

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Capital
(Unaudited and in thousands)

	Three Months Ended June 30, 2023
	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance as of March 31, 2023	$24,553	$2,430,614	$(1,286)	$4,467	$2,458,348
Issuances of Common Units, net of issuance costs and tax withholdings	2	263	—	—	265
Redemptions of Common Units	(2)	(161)	—	—	(163)
Distributions on Common Units ($0.50 per unit)	(539)	(53,356)	—	—	(53,895)
Distributions on Preferred Units ($21.5625 per unit)	(6)	(615)	—	—	(621)
Share-based compensation expense, net of forfeitures	8	788	—	—	796
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	(15)	(1,509)	—	—	(1,524)
Net (income) attributable to noncontrolling interests in consolidated affiliates	—	(4)	—	4	—
Comprehensive income:
Net income	438	43,432	—	—	43,870
Other comprehensive loss	—	—	(74)	—	(74)
Total comprehensive income					43,796
Balance as of June 30, 2023	$24,439	$2,419,452	$(1,360)	$4,471	$2,447,002

	Six Months Ended June 30, 2023
	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2022	$24,492	$2,424,663	$(1,211)	$22,235	$2,470,179
Issuances of Common Units, net of issuance costs and tax withholdings	(6)	(557)	—	—	(563)
Redemptions of Common Units	(2)	(161)	—	—	(163)
Distributions on Common Units ($1.00 per unit)	(1,073)	(106,213)	—	—	(107,286)
Distributions on Preferred Units ($43.1250 per unit)	(12)	(1,230)	—	—	(1,242)
Share-based compensation expense, net of forfeitures	53	5,268	—	—	5,321
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	94	9,268	—	—	9,362
Net loss attributable to noncontrolling interests in consolidated affiliates	5	478	—	(483)	—
Deconsolidation of affiliate	—	—	—	(17,281)	(17,281)
Comprehensive income:
Net income	888	87,936	—	—	88,824
Other comprehensive loss	—	—	(149)	—	(149)
Total comprehensive income					88,675
Balance as of June 30, 2023	$24,439	$2,419,452	$(1,360)	$4,471	$2,447,002

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Capital - Continued
(Unaudited and in thousands)

	Three Months Ended June 30, 2022
	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance as of March 31, 2022	$24,433	$2,418,993	$(988)	$21,262	$2,463,700
Issuances of Common Units, net of issuance costs and tax withholdings	2	260	—	—	262
Distributions on Common Units ($0.50 per unit)	(536)	(53,080)	—	—	(53,616)
Distributions on Preferred Units ($21.5625 per unit)	(6)	(616)	—	—	(622)
Share-based compensation expense, net of forfeitures	8	837	—	—	845
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	298	29,485	—	—	29,783
Net (income) attributable to noncontrolling interests in consolidated affiliates	(2)	(264)	—	266	—
Comprehensive income:
Net income	526	52,076	—	—	52,602
Other comprehensive loss	—	—	(74)	—	(74)
Total comprehensive income					52,528
Balance as of June 30, 2022	$24,723	$2,447,691	$(1,062)	$21,528	$2,492,880

	Six Months Ended June 30, 2022
	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2021	$24,492	$2,424,802	$(973)	$22,416	$2,470,737
Issuances of Common Units, net of issuance costs and tax withholdings	44	4,391	—	—	4,435
Distributions on Common Units ($1.00 per unit)	(1,071)	(106,016)	—	—	(107,087)
Distributions on Preferred Units ($43.125 per unit)	(12)	(1,231)	—	—	(1,243)
Share-based compensation expense, net of forfeitures	61	6,075	—	—	6,136
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(1,411)	(1,411)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	267	26,430	—	—	26,697
Net (income) attributable to noncontrolling interests in consolidated affiliates	(5)	(518)		523	—
Comprehensive income:
Net income	947	93,758	—	—	94,705
Other comprehensive loss	—	—	(89)	—	(89)
Total comprehensive income					94,616
Balance as of June 30, 2022	$24,723	$2,447,691	$(1,062)	$21,528	$2,492,880

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities:
Net income	$88,824	$94,705
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	145,651	139,409
Amortization of lease incentives and acquisition-related intangible assets and liabilities	494	(166)
Share-based compensation expense	5,321	6,136
Net credit losses on operating lease receivables	1,351	2,625
Accrued interest on mortgages and notes receivable	(390)	(46)
Amortization of debt issuance costs	2,398	2,040
Amortization of cash flow hedges	(149)	(89)
Amortization of mortgages and notes payable fair value adjustments	(172)	(41)
Impairments of real estate assets	—	35,000
Net gains on disposition of property	(19,818)	(54,144)
Gain on deconsolidation of controlling interest in affiliate	(11,778)	—
Equity in earnings of unconsolidated affiliates	(1,502)	(626)
Distributions of earnings from unconsolidated affiliates	988	598
Changes in operating assets and liabilities:
Accounts receivable	2,103	(3,758)
Prepaid expenses and other assets	(8,503)	(6,534)
Accrued straight-line rents receivable	(15,394)	(13,053)
Accounts payable, accrued expenses and other liabilities	(8,304)	(158)
Net cash provided by operating activities	181,120	201,898
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	(18,544)	(26,977)
Investments in development in-process	(18,658)	(20,869)
Investments in tenant improvements and deferred leasing costs	(43,720)	(60,661)
Investments in building improvements	(43,848)	(26,528)
Net proceeds from disposition of real estate assets	51,538	107,362
Distributions of capital from unconsolidated affiliates	1,839	—
Investments in mortgages and notes receivable	(9,763)	(24)
Repayments of mortgages and notes receivable	116	144
Investments in and advances to unconsolidated affiliates	(77,736)	(7,500)
Repayments of preferred equity from unconsolidated affiliates	80,000	—
Changes in earnest money deposits	15,500	(37,500)
Changes in other investing activities	(4,898)	2,684
Net cash used in investing activities	(68,174)	(69,869)
Financing activities:
Distributions on Common Units	(107,286)	(107,087)
Redemptions/repurchases of Preferred Units	(10)	—
Redemptions of Common Units	(163)	—
Dividends on Preferred Units	(1,242)	(1,243)
Distributions to noncontrolling interests in consolidated affiliates	—	(1,411)
Proceeds from the issuance of Common Units	988	6,839
Costs paid for the issuance of Common Units	(226)	(248)
Repurchase of units related to tax withholdings	(1,325)	(2,156)
Borrowings on revolving credit facility	159,000	145,000
Repayments of revolving credit facility	(355,000)	(125,000)
Borrowings on mortgages and notes payable	200,000	200,000
Repayments of mortgages and notes payable	(3,326)	(203,187)
Payments for debt issuance costs and other financing activities	(1,714)	(3,066)
Net cash used in financing activities	(110,304)	(91,559)
Net increase in cash and cash equivalents and restricted cash	$2,642	$40,470
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows - Continued
(Unaudited and in thousands)

	Six Months Ended June 30,
	2023	2022
Net increase in cash and cash equivalents and restricted cash	$2,642	$40,470
Cash from deconsolidation of controlling interest in affiliate	(6,386)	—
Cash and cash equivalents and restricted cash at beginning of the period	26,105	31,198
Cash and cash equivalents and restricted cash at end of the period	$22,361	$71,668

Reconciliation of cash and cash equivalents and restricted cash:

	Six Months Ended June 30,
	2023	2022
Cash and cash equivalents at end of the period	$17,011	$25,045
Restricted cash at end of the period	5,350	46,623
Cash and cash equivalents and restricted cash at end of the period	$22,361	$71,668

Supplemental disclosure of cash flow information:

	Six Months Ended June 30,
	2023	2022
Cash paid for interest, net of amounts capitalized	$63,858	$47,762

Supplemental disclosure of non-cash investing and financing activities:

	Six Months Ended June 30,
	2023	2022
Changes in accrued capital expenditures (1)	7,067	(20,066)
Write-off of fully depreciated real estate assets	40,556	21,827
Write-off of fully amortized leasing costs	19,169	11,628
Write-off of fully amortized debt issuance costs	—	1,216
Adjustment of Redeemable Common Units to fair value	(9,771)	(27,106)
__________

(1)Accrued capital expenditures included in accounts payable, accrued expenses and other liabilities as of June 30, 2023 and 2022 were $60.5 million and $34.5 million, respectively.

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(tabular dollar amounts in thousands, except per share and per unit data)
(Unaudited)

1.    Description of Business and Significant Accounting Policies

Description of Business

Highwoods Properties, Inc. (the “Company”) is a fully integrated office real estate investment trust (“REIT”) that owns, develops, acquires, leases and manages properties primarily in the best business districts of Atlanta, Charlotte, Dallas, Nashville, Orlando, Raleigh, Richmond and Tampa. The Company conducts its activities through Highwoods Realty Limited Partnership (the “Operating Partnership”). As of June 30, 2023, we owned or had an interest in 28.5 million rentable square feet of in-service properties, 1.6 million rentable square feet of office properties under development and development land with approximately 5.2 million rentable square feet of potential office build out.

Capital Structure

The Company is the sole general partner of the Operating Partnership. As of June 30, 2023, the Company owned all of the Preferred Units and 105.1 million, or 97.8%, of the Common Units in the Operating Partnership. Limited partners owned the remaining 2.4 million Common Units. During the six months ended June 30, 2023, the Company redeemed 7,294 Common Units for cash.

During the first quarter of 2023, we entered into separate equity distribution agreements in which the Company may offer and sell up to 300.0 million in aggregate gross sales price of shares of Common Stock. During each of the three and six months ended June 30, 2023, the Company issued no shares of Common Stock under its equity distribution agreements.

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

As of June 30, 2023, we are involved with six entities we determined to be variable interest entities, one of which we are the primary beneficiary and is consolidated and five of which we are not the primary beneficiary and are not consolidated. We also own three properties through a joint venture investment that were deconsolidated effective January 1, 2023 (See Note 3).

All intercompany transactions and accounts have been eliminated.

In the opinion of management, the unaudited interim consolidated financial statements and accompanying unaudited consolidated financial information contain all adjustments (including normal recurring accruals) necessary for a fair presentation of our financial position, results of operations and cash flows. We have condensed or omitted certain notes and other information from the interim Consolidated Financial Statements presented in this Quarterly Report as permitted by SEC rules and regulations. These Consolidated Financial Statements should be read in conjunction with our 2022 Annual Report on Form 10-K.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in our Consolidated Financial Statements and accompanying notes. Actual results could differ from those estimates.

Insurance

We are primarily self-insured for health care claims for participating employees. To limit our exposure to significant claims, we have stop-loss coverage on a per claim and annual aggregate basis. We use all relevant information to determine our liabilities for claims, including actuarial estimates of claim liabilities. When determining our liabilities, we include claims for incurred losses, even if they are unreported. As of June 30, 2023, a reserve of $0.5 million was recorded to cover estimated reported and unreported claims.

Recently Issued Accounting Standards

The Financial Accounting Standards Board (“FASB”) issued an accounting standards update (“ASU”) that provides temporary optional expedients and exceptions to ease the financial reporting burdens related to the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). These optional expedients and exceptions provide guidance on contract modifications and hedge accounting. If certain criteria are met, entities can elect not to apply certain modification accounting requirements to contracts affected by reference rate reform. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Entities can also elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met. The guidance in this ASU is optional and may be elected now through December 31, 2024 as reference rate reform activities occur. We will continue to evaluate the impact of this ASU; however, we currently expect to avail ourselves of such optional expedients and exceptions should our modified contracts meet the required criteria.

2.    Leases

Operating Leases

We generally lease our office properties to lessees in exchange for fixed monthly payments that cover rent, property taxes, insurance and certain cost recoveries, primarily common area maintenance. Office properties owned by us that are under lease are primarily located in Atlanta, Charlotte, Nashville, Orlando, Pittsburgh, Raleigh, Richmond and Tampa and are leased to a wide variety of lessees across many industries. Our leases are operating leases and mostly range from three to 10 years. We recognized rental and other revenues related to operating lease payments of $203.8 million and $200.7 million during the three months ended June 30, 2023 and 2022, respectively, and $413.2 million and $404.3 million during the six months ended June 30, 2023 and 2022, respectively. Included in these amounts are variable lease payments of $17.5 million and $17.7 million during the three months ended June 30, 2023 and 2022, respectively, and $37.0 million and $35.0 million during the six months ended June 30, 2023 and 2022, respectively.

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

- Granite Park Six JV, LLC/ GPI 23 Springs JV, LLC (“Granite Park Six joint venture”/“23Springs joint venture”)

During 2022, we entered the Dallas market through the formation of two joint ventures with Granite Properties (“Granite”) to develop Granite Park Six and 23Springs. We own a 50.0% interest in each of these two joint ventures. We determined that we have a variable interest in both the Granite Park Six and 23Springs joint ventures primarily because the entities were designed to pass along interest rate risk, equity price risk and operation risk to us and Granite as equity holders. The joint ventures were further determined to be variable interest entities as they require additional subordinated financial support in the form of loans because the initial equity investments provided by us and Granite are not sufficient to finance the planned investments and operations. We concluded we do not have the power to direct matters that most significantly impact the activities of either entity and therefore do not qualify as the primary beneficiary. Accordingly, the entities are not consolidated. As of June 30, 2023, our risk of loss with respect to these arrangements was limited to the carrying value of each investment balance. Our investment balances were $41.4 million and $55.3 million as of June 30, 2023 for Granite Park Six and 23Springs, respectively. The assets of the Granite Park Six and 23Springs joint ventures can be used only to settle obligations of the respective joint venture, and their creditors have no recourse to our wholly owned assets.

- M+O JV, LLC (“McKinney & Olive joint venture”)

During 2022, we expanded our Dallas market presence by acquiring McKinney & Olive through the formation of another joint venture with Granite. We own a 50.0% interest in this joint venture. Upon formation, we determined that we had a variable interest in the McKinney & Olive joint venture primarily because the entity was designed to pass along interest rate risk, equity price risk and operation risk to us and Granite as equity holders. The McKinney & Olive joint venture was further determined to be a variable interest entity as it required additional subordinated financial support, in the form of a loan, because the initial equity investments by us and Granite, including the additional preferred equity provided by us, were not sufficient to finance its planned investments and operations. We concluded we did not have the power to direct matters that most significantly impact the activities of the entity and therefore did not qualify as the primary beneficiary. Accordingly, the entity was not consolidated upon formation.

During the second quarter of 2023, we and Granite each contributed an additional $40.0 million of common equity to the McKinney & Olive joint venture. Such proceeds were then used by the joint venture to redeem our $80.0 million short-term preferred equity investment in full. The $40.0 million of net proceeds were used to repay amounts outstanding under our $750.0 million revolving credit facility. Prior to the redemption, the preferred equity received monthly distributions at a rate of SOFR plus 350 basis points. This reconsideration event did not change our initial conclusion that we have a variable interest in the McKinney & Olive joint venture and that the McKinney & Olive joint venture is a variable interest entity. The reconsideration event also did not change our conclusion that we do not have the power to direct matters that most significantly impact the activities of the entity and therefore do not qualify as the primary beneficiary. As such, the entity remains unconsolidated as of June 30, 2023.

As of June 30, 2023, our risk of loss with respect to this arrangement was $123.5 million, which represents the carrying value of our investment balance. The assets of the McKinney & Olive joint venture can be used only to settle obligations of the joint venture, and its creditors have no recourse to our wholly owned assets.

- Midtown East Tampa, LLC (“Midtown East joint venture”)

During 2022, we formed the Midtown East joint venture in Tampa with The Bromley Companies (“Bromley”). We own a 50.0% interest in this joint venture. We determined that we have a variable interest in the Midtown East joint venture primarily because the entity was designed to pass along interest rate risk, equity price risk and operation risk to us as both a debt and equity holder and Bromley as an equity holder. The Midtown East joint venture was further determined to be a variable interest entity as it requires additional subordinated financial support in the form of a loan because the initial equity investments provided by us and Bromley are not sufficient to finance its planned investments and operations. We concluded we do not have the power to direct matters that most significantly impact the activities of the entity and therefore do not qualify as the primary beneficiary. Accordingly, the entity is not consolidated. As of June 30, 2023, our risk of loss with respect to this arrangement was limited to the carrying value of our investment balance of $3.4 million as no amounts were outstanding under the loan we have provided to the joint venture. The assets of the Midtown East joint venture can be used only to settle obligations of the joint venture, and its creditors have no recourse to our wholly owned assets.

- Brand/HRLP 2827 Peachtree LLC (“2827 Peachtree joint venture”)

During 2021, we formed the 2827 Peachtree joint venture in Atlanta with Brand Properties, LLC (“Brand”). We own a 50.0% interest in this joint venture. We determined that we have a variable interest in the 2827 Peachtree joint venture primarily because the entity was designed to pass along interest rate risk, equity price risk and operation risk to us as both a debt and equity holder and Brand as an equity holder. The 2827 Peachtree joint venture was further determined to be a variable interest entity as it requires additional subordinated financial support in the form of a loan because the initial equity investments provided by us and Brand are not sufficient to finance its planned investments and operations. We concluded we do not have the power to direct matters that most significantly impact the activities of the entity and therefore do not qualify as the primary beneficiary. Accordingly, the entity is not consolidated. As of June 30, 2023, our risk of loss with respect to this arrangement was $40.1 million, which consists of the $13.8 million carrying value of our investment balance plus the $26.3 million outstanding balance of the loan we have provided to the joint venture. The assets of the 2827 Peachtree joint venture can be used only to settle obligations of the joint venture, and its creditors have no recourse to our wholly owned assets.

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

	June 30, 2023	December 31, 2022
Net real estate assets	$60,976	$59,854
Cash and cash equivalents	$2,352	$1,009
Accounts receivable	$553	$1,490
Accrued straight-line rents receivable	$4,274	$1,921
Deferred leasing costs, net	$2,658	$2,677
Prepaid expenses and other assets, net	$135	$153
Accounts payable, accrued expenses and other liabilities	$3,022	$1,212

The assets of the Midtown West joint venture can be used only to settle obligations of the joint venture, and its creditors have no recourse to our wholly owned assets.

4.    Real Estate Assets

Acquisitions

During 2021, we acquired development land in Nashville for a purchase price, including capitalized acquisition costs, of $16.0 million, which was expected to be paid in or prior to the second quarter of 2023. This amount has been paid in full as of June 30, 2023.

During the second quarter of 2023, we acquired land in Raleigh for a purchase price, including capitalized acquisition costs, of $2.7 million.

Dispositions

During the second quarter of 2023, we sold three buildings in Tampa and Raleigh for an aggregate sales price of $51.3 million and recorded aggregate gains on disposition of property of $19.4 million.

5.    Intangible Assets and Below Market Lease Liabilities

The following table sets forth total intangible assets and acquisition-related below market lease liabilities, net of accumulated amortization:

	June 30, 2023	December 31, 2022
Assets:
Deferred leasing costs (including lease incentives and above market lease and in-place lease acquisition-related intangible assets)	$407,380	$416,579
Less accumulated amortization	(168,187)	(163,751)
	$239,193	$252,828
Liabilities (in accounts payable, accrued expenses and other liabilities):
Acquisition-related below market lease liabilities	$54,336	$55,304
Less accumulated amortization	(31,425)	(29,859)
	$22,911	$25,445

The following table sets forth amortization of intangible assets and below market lease liabilities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Amortization of deferred leasing costs and acquisition-related intangible assets (in depreciation and amortization)	$11,481	$10,933	$21,713	$22,178
Amortization of lease incentives (in rental and other revenues)	$614	$419	$1,328	$869
Amortization of acquisition-related intangible assets (in rental and other revenues)	$869	$821	$1,700	$1,651
Amortization of acquisition-related below market lease liabilities (in rental and other revenues)	$(1,280)	$(1,319)	$(2,534)	$(2,686)

The following table sets forth scheduled future amortization of intangible assets and below market lease liabilities:

	Amortization of Deferred Leasing Costs and Acquisition-Related Intangible Assets (in Depreciation and Amortization)	Amortization of Lease Incentives (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental and Other Revenues)	Amortization of Acquisition-Related Below Market Lease Liabilities (in Rental and Other Revenues)
July 1 through December 31, 2023	$21,782	$1,187	$1,602	$(2,485)
2024	38,212	1,903	3,088	(4,240)
2025	30,644	1,811	2,220	(2,727)
2026	26,360	1,611	1,860	(2,431)
2027	22,670	1,412	1,518	(2,062)
Thereafter	71,641	4,074	5,598	(8,966)
	$211,309	$11,998	$15,886	$(22,911)
Weighted average remaining amortization periods as of June 30, 2023 (in years)	7.6	7.5	7.3	8.2

6.    Mortgages and Notes Payable

The following table sets forth our mortgages and notes payable:

	June 30, 2023	December 31, 2022
Secured indebtedness	$679,906	$483,988
Unsecured indebtedness	2,534,203	2,729,620
Less-unamortized debt issuance costs	(16,028)	(16,393)
Total mortgages and notes payable, net	$3,198,081	$3,197,215

As of June 30, 2023, our secured mortgage loans were collateralized by real estate assets with an undepreciated book value of $1,164.7 million.

Our $750.0 million unsecured revolving credit facility is scheduled to mature in March 2025 and includes an accordion feature that currently allows for an additional $200.0 million of borrowing capacity subject to additional lender commitments. Assuming no defaults have occurred, we have an option to extend the maturity for two additional six-month periods. The interest rate on our revolving credit facility is SOFR plus a related spread adjustment of 10 basis points and a borrowing spread of 85 basis points, based on current credit ratings. The annual facility fee is 20 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody’s Investors Service or Standard & Poor’s Ratings Services. We may be entitled to a temporary reduction in the interest rate of one basis point provided we meet certain sustainability goals with respect to the ongoing reduction of greenhouse gas emissions. There was $190.0 million and $185.0 million outstanding under our revolving credit facility as of June 30, 2023 and July 18, 2023, respectively. As of both June 30, 2023 and July 18, 2023, we had $0.9 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility as of June 30, 2023 and July 18, 2023 was $559.1 million and $564.1 million, respectively.

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

We have considered our short-term liquidity needs within one year from July 25, 2023 (the date of issuance of the quarterly financial statements) and the adequacy of our estimated cash flows from operating activities and other available financing sources to meet these needs. We have concluded it is probable we will meet these short-term liquidity requirements through a combination of the following:

•available cash and cash equivalents;

•cash flows from operating activities;

•issuance of debt securities by the Operating Partnership;

•issuance of secured debt;

•bank term loans;

•borrowings under our revolving credit facility;

•issuance of equity securities by the Company or the Operating Partnership; and

•the disposition of non-core assets.

7.    Noncontrolling Interests

Noncontrolling Interests in Consolidated Affiliates

As of June 30, 2023, our noncontrolling interest in consolidated affiliates relates to our joint venture partner's 20.0% interest in the Midtown West joint venture. Our joint venture partner is an unrelated third party.

Noncontrolling Interests in the Operating Partnership

The following table sets forth the Company’s noncontrolling interests in the Operating Partnership:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Beginning noncontrolling interests in the Operating Partnership	$54,682	$114,570	$65,977	$111,689
Adjustment of noncontrolling interests in the Operating Partnership to fair value	1,915	(28,696)	(9,187)	(25,528)
Conversions of Common Units to Common Stock	—	(1,251)	—	(1,251)
Redemptions of Common Units	(163)	—	(163)	—
Net income attributable to noncontrolling interests in the Operating Partnership	947	1,203	1,933	2,168
Distributions to noncontrolling interests in the Operating Partnership	(1,175)	(1,243)	(2,354)	(2,495)
Total noncontrolling interests in the Operating Partnership	$56,206	$84,583	$56,206	$84,583

The following table sets forth net income available for common stockholders and transfers from the Company’s noncontrolling interests in the Operating Partnership:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income available for common stockholders	$42,298	$50,511	$86,132	$90,771
Increase in additional paid in capital from conversions of Common Units to Common Stock	—	1,251	—	1,251
Redemptions of Common Units	163	—	163	—
Change from net income available for common stockholders and transfers from noncontrolling interests	$42,461	$51,762	$86,295	$92,022

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

The fair value of mortgages and notes receivable and mortgages and notes payable is estimated by the income approach, utilizing contractual cash flows and market-based interest rates to approximate the price that would be paid in an orderly transaction between market participants. The fair value of any interest rate swaps is determined using the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments. The variable cash payments of interest rate swaps are based on the expectation of future interest rates (forward curves) derived from observed market interest rate curves. In addition, credit valuation adjustments are considered in the fair values to account for potential nonperformance risk, but were concluded to not be significant inputs to the calculation for the periods presented.

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

The following table sets forth our assets and liabilities and the Company’s noncontrolling interests in the Operating Partnership that are measured or disclosed at fair value within the fair value hierarchy:

		Level 1	Level 2
	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs
Fair Value as of June 30, 2023:
Assets:
Mortgages and notes receivable, at fair value (1)	$9,891	$—	$9,891
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	2,170	2,170	—
Total Assets	$12,061	$2,170	$9,891
Noncontrolling Interests in the Operating Partnership	$56,206	$56,206	$—
Liabilities:
Mortgages and notes payable, net, at fair value (1)	$2,794,846	$—	$2,794,846
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	2,170	2,170	—
Total Liabilities	$2,797,016	$2,170	$2,794,846

Fair Value as of December 31, 2022:
Assets:
Mortgages and notes receivable, at fair value (1)	$1,051	$—	$1,051
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	2,564	2,564	—
Total Assets	$3,615	$2,564	$1,051
Noncontrolling Interests in the Operating Partnership	$65,977	$65,977	$—
Liabilities:
Mortgages and notes payable, net, at fair value (1)	$2,832,973	$—	$2,832,973
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	2,564	2,564	—
Total Liabilities	$2,835,537	$2,564	$2,832,973
__________
(1)    Amounts are not recorded at fair value on our Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022.

As of January 1, 2023, there was a level 3 investment in Markel that was measured at a fair value of $57.1 million upon deconsolidation. The estimated fair value was calculated using a broker opinion of value, which incorporates an income approach, as observable inputs were not available. Key assumptions used in the fair value calculation for the operating buildings were an estimated discount rate of 10.8% and an estimated terminal capitalization rate of 8.8%. The estimated fair value of the surrounding land currently used for parking was calculated based on its multifamily development potential, which was determined to be the highest and best use of the land.

9.    Share-Based Payments

During the six months ended June 30, 2023, the Company granted 151,349 shares of time-based restricted stock and 122,484 shares of total return-based restricted stock with weighted average grant date fair values per share of $26.47 and $27.13, respectively. We recorded share-based compensation expense of $0.8 million during each of the three months ended June 30, 2023 and 2022, and $5.3 million and $6.1 million during the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, there was $5.5 million of total unrecognized share-based compensation costs, which will be recognized over a weighted average remaining contractual term of 2.3 years.

10.    Real Estate and Other Assets Held For Sale

The following table sets forth the assets held for sale as of June 30, 2023 and December 31, 2022, which are considered non-core:

	June 30, 2023	December 31, 2022
Assets:
Land	$513	$—
Buildings and tenant improvements	846	—
Land held for development	3,294	—
Less-accumulated depreciation	(131)	—
Net real estate assets	4,522	—
Prepaid expenses and other assets, net	170	—
Real estate and other assets, net, held for sale	$4,692	$—

11.    Earnings Per Share and Per Unit

The following table sets forth the computation of basic and diluted earnings per share of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Earnings per Common Share - basic:
Numerator:
Net income	$43,870	$52,602	$88,824	$94,705
Net (income) attributable to noncontrolling interests in the Operating Partnership	(947)	(1,203)	(1,933)	(2,168)
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates	(4)	(266)	483	(523)
Dividends on Preferred Stock	(621)	(622)	(1,242)	(1,243)
Net income available for common stockholders	$42,298	$50,511	$86,132	$90,771
Denominator:
Denominator for basic earnings per Common Share – weighted average shares (1)	105,457	105,163	105,373	105,049
Net income available for common stockholders	$0.40	$0.48	$0.82	$0.86
Earnings per Common Share - diluted:
Numerator:
Net income	$43,870	$52,602	$88,824	$94,705
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates	(4)	(266)	483	(523)
Dividends on Preferred Stock	(621)	(622)	(1,242)	(1,243)
Net income available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	$43,245	$51,714	$88,065	$92,939
Denominator:
Denominator for basic earnings per Common Share – weighted average shares (1)	105,457	105,163	105,373	105,049
Add:
Stock options using the treasury method	—	5	—	10
Noncontrolling interests Common Units	2,351	2,486	2,355	2,495
Denominator for diluted earnings per Common Share – adjusted weighted average shares and assumed conversions	107,808	107,654	107,728	107,554
Net income available for common stockholders	$0.40	$0.48	$0.82	$0.86
__________
(1)Includes all unvested restricted stock where dividends on such restricted stock are non-forfeitable.

The following table sets forth the computation of basic and diluted earnings per unit of the Operating Partnership:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Earnings per Common Unit - basic:
Numerator:
Net income	$43,870	$52,602	$88,824	$94,705
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates	(4)	(266)	483	(523)
Distributions on Preferred Units	(621)	(622)	(1,242)	(1,243)
Net income available for common unitholders	$43,245	$51,714	$88,065	$92,939
Denominator:
Denominator for basic earnings per Common Unit – weighted average units (1)	107,399	107,240	107,319	107,135
Net income available for common unitholders	$0.40	$0.48	$0.82	$0.87
Earnings per Common Unit - diluted:
Numerator:
Net income	$43,870	$52,602	$88,824	$94,705
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates	(4)	(266)	483	(523)
Distributions on Preferred Units	(621)	(622)	(1,242)	(1,243)
Net income available for common unitholders	$43,245	$51,714	$88,065	$92,939
Denominator:
Denominator for basic earnings per Common Unit – weighted average units (1)	107,399	107,240	107,319	107,135
Add:
Stock options using the treasury method	—	5	—	10
Denominator for diluted earnings per Common Unit – adjusted weighted average units and assumed conversions	107,399	107,245	107,319	107,145
Net income available for common unitholders	$0.40	$0.48	$0.82	$0.87
__________
(1)Includes all unvested restricted stock where distributions on such restricted stock are non-forfeitable
.

12.    Segment Information

The following tables summarize rental and other revenues and net operating income for our office properties. Net operating income is the primary industry property-level performance metric used by our chief operating decision maker and is defined as rental and other revenues less rental property and other expenses. Our segment information for the three and six months ended June 30, 2022 has been retrospectively revised from previously reported amounts to reflect a change in our reportable segments as a result of our plan to exit the Pittsburgh market.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Rental and Other Revenues:
Atlanta	$35,455	$35,447	$72,325	$71,001
Charlotte	20,793	16,874	42,373	33,818
Nashville	42,636	42,606	87,200	86,053
Orlando	14,550	13,352	28,944	26,664
Raleigh	45,701	45,535	91,579	91,831
Richmond	9,048	10,432	18,357	20,965
Tampa	24,953	23,556	50,344	47,579
Total Office Segment	193,136	187,802	391,122	377,911
Other	14,155	16,039	28,921	32,308
Total Rental and Other Revenues	$207,291	$203,841	$420,043	$410,219

Net Operating Income:
Atlanta	$22,268	$23,267	$46,493	$46,948
Charlotte	15,221	12,807	31,331	25,857
Nashville	31,116	31,417	64,141	63,939
Orlando	8,852	8,262	17,624	16,399
Raleigh	33,670	34,020	67,276	68,735
Richmond	6,353	7,363	12,923	14,588
Tampa	15,636	14,615	32,040	30,561
Total Office Segment	133,116	131,751	271,828	267,027
Other	7,868	9,721	16,177	19,401
Total Net Operating Income	140,984	141,472	288,005	286,428
Reconciliation to net income:
Depreciation and amortization	(75,018)	(69,742)	(145,651)	(139,409)
Impairments of real estate assets	—	(35,000)	—	(35,000)
General and administrative expenses	(9,380)	(9,591)	(21,795)	(23,147)
Interest expense	(34,063)	(25,027)	(67,161)	(49,420)
Other income	1,181	120	2,328	483
Gains on disposition of property	19,368	50,044	19,818	54,144
Gain on deconsolidation of affiliate	—	—	11,778	—
Equity in earnings of unconsolidated affiliates	798	326	1,502	626
Net income	$43,870	$52,602	$88,824	$94,705

13.    Subsequent Events

On July 19, 2023, the Company declared a cash dividend of $0.50 per share of Common Stock, which is payable on September 12, 2023 to stockholders of record as of August 21, 2023.

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

Disclosure Regarding Forward-Looking Statements

Some of the information in this Quarterly Report may contain forward-looking statements. Such statements include statements about our plans, strategies and prospects under this section. You can identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions or expectations will be achieved. When considering such forward-looking statements, you should keep in mind important factors that could cause our actual results to differ materially from those contained in any forward-looking statement, including the following:

•the financial condition of our customers could deteriorate;

•our assumptions regarding potential losses related to customer financial difficulties could prove to be incorrect;

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

This list of risks and uncertainties, however, is not intended to be exhaustive. You should also review the other cautionary statements we make in “Item 1A. Risk Factors” set forth herein and in our 2022 Annual Report on Form 10-K. Given these uncertainties, you should not place undue reliance on forward-looking statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements to reflect any future events or circumstances or to reflect the occurrence of unanticipated events.

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

Revenues

Our operating results depend heavily on successfully leasing and operating the office space in our portfolio. Economic growth and office employment levels in our core markets are important factors, among others, in predicting our future operating results. The key components affecting our rental and other revenues are average occupancy, rental rates, cost recovery income, new developments placed in service, acquisitions and dispositions. Average occupancy generally increases during times of improving economic growth, as our ability to lease space outpaces vacancies that occur upon the expirations of existing leases. Average occupancy generally declines during times of slower or negative economic growth, when new vacancies tend to outpace our ability to lease space. Asset acquisitions, dispositions and new developments placed in service directly impact our rental revenues and could impact our average occupancy, depending upon the occupancy rate of the properties that are acquired, sold or placed in service. A further indicator of the predictability of future revenues is the expected lease expirations of our portfolio. As a result, in addition to seeking to increase our average occupancy by leasing current vacant space, we also concentrate our leasing efforts on renewing existing leases prior to expiration. For more information regarding our lease expirations, see “Item 2. Properties - Lease Expirations” and “Item 1A. Risk Factors – Risks Related to our Operations – Potential changes in customer behavior, such as the continued social acceptance, desirability and perceived economic benefits of work-from-home arrangements, could materially and negatively impact the future demand for office space over the long-term” in our 2022 Annual Report on Form 10-K. Occupancy in our office portfolio decreased from 91.0% as of December 31, 2022 to 88.9% as of June 30, 2023. We expect average occupancy for our office portfolio to be approximately 88.5% to 89.5% for the remainder of 2023.

Whether or not our rental revenue tracks average occupancy proportionally depends upon whether GAAP rents under signed new and renewal leases are higher or lower than the GAAP rents under expiring leases. Annualized rental revenues from second generation leases expiring during any particular year are typically less than 15% of our total annual rental revenues. The following table sets forth information regarding second generation office leases signed during the second quarter of 2023 (we define second generation office leases as leases with new customers and renewals of existing customers in office space that has been previously occupied under our ownership and leases with respect to vacant space in acquired buildings):

	New	Renewal	All Office
Leased space (in rentable square feet)	221,943	695,687	917,630
Average term (in years - rentable square foot weighted)	7.0	5.0	5.5
Base rents (per rentable square foot) (1)	$34.99	$36.83	$36.39
Rent concessions (per rentable square foot) (1)	(2.06)	(1.84)	(1.89)
GAAP rents (per rentable square foot) (1)	$32.93	$34.99	$34.50
Tenant improvements (per rentable square foot) (1)	$7.64	$3.14	$4.23
Leasing commissions (per rentable square foot) (1)	$1.42	$0.97	$1.08
__________
(1)    Weighted average per rentable square foot on an annual basis over the lease term.

Annual combined GAAP rents for new and renewal leases signed in the second quarter were $34.50 per rentable square foot, 14.7% higher compared to previous leases in the same office spaces.

We strive to maintain a diverse, stable and creditworthy customer base. We have an internal guideline whereby customers that account for more than 3% of our revenues are periodically reviewed with the Company’s Board of Directors. As of June 30, 2023, Bank of America (3.8%) and Asurion (3.5%) accounted for more than 3% of our annualized GAAP revenues.

Expenses

Our expenses primarily consist of rental property expenses, depreciation and amortization, general and administrative expenses and interest expense. From time to time, expenses also include impairments of real estate assets. Rental property expenses are expenses associated with our ownership and operation of rental properties. Some of these expenses vary somewhat proportionately to occupancy and usage levels, such as janitorial services and utilities. Other expenses do not vary based on occupancy, such as property taxes and insurance. Since our properties and related building and tenant improvement assets are depreciated on a straight-line basis over fixed lives, depreciation and amortization, which is a non-cash expense associated with the ownership of real property, generally remains relatively consistent each year, unless we buy, place in service or sell assets. General and administrative expenses consist primarily of management and employee salaries and benefits, corporate overhead and short and long-term incentive compensation.

Net Operating Income

Whether or not we record increasing net operating income (“NOI”) in our same property portfolio typically depends upon our ability to garner higher rental revenues, whether from higher average occupancy, higher GAAP rents per rentable square foot or higher cost recovery income, that exceed any corresponding growth in operating expenses. Same property NOI was $2.2 million, or 1.6%, lower in the second quarter of 2023 as compared to 2022 due to an increase of $4.4 million in same property expenses offset by an increase of $2.2 million in same property revenues. We expect same property NOI to be lower for the remainder of 2023 as compared to 2022 as an anticipated increase in same property expenses is expected to more than offset higher anticipated same property revenues. We expect same property revenues to be higher due to higher average GAAP rents per rentable square foot and higher cost recovery income, partially offset by an anticipated decrease in average occupancy.

In addition to the effect of same property NOI, whether or not NOI increases typically depends upon whether the NOI from our acquired properties and development properties placed in service exceeds the NOI from property dispositions. NOI was $0.5 million, or 0.3%, lower in the second quarter of 2023 as compared to 2022 primarily due to lower same property NOI, NOI lost from property dispositions and the deconsolidation of our Highwoods-Markel Associates, LLC joint venture (“Markel”), partially offset by the acquisition of SIX50 at Legacy Union and development properties placed in service. We expect NOI to be lower for the remainder of 2023 as compared to 2022 for similar reasons.

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

Liquidity and Capital Resources

Our plan is to continue to maintain a flexible balance sheet with ample liquidity to fund our operations and growth prospects. As of July 18, 2023, we had approximately $22 million of existing cash and $185.0 million drawn on our $750.0 million revolving credit facility, which is scheduled to mature in March 2026, assuming we exercise our option to extend the maturity date for two additional six-month periods. As of June 30, 2023, our leverage ratio, as measured by the ratio of our mortgages and notes payable and outstanding preferred stock to the undepreciated book value of our assets, was 42.0%, and there were 107.8 million diluted shares of Common Stock outstanding.

Rental and other revenues are our principal source of funds to meet our short-term liquidity requirements. Other sources of funds for short-term liquidity needs include available working capital and borrowings under our revolving credit facility, which had $564.1 million of availability as of July 18, 2023. Our short-term liquidity requirements primarily consist of operating expenses, interest and principal amortization on our debt, distributions and capital expenditures, including building improvement costs, tenant improvement costs and lease commissions. Building improvements are capital costs to maintain or enhance existing buildings not typically related to a specific customer. Tenant improvements are the costs required to customize space for the specific needs of customers. We anticipate that our available cash and cash equivalents and cash provided by operating activities and planned financing activities, including borrowings under our revolving credit facility, will be adequate to meet our short-term liquidity requirements. We use our revolving credit facility for working capital purposes and for the short-term funding of our development and acquisition activity and, in certain instances, the repayment of other debt. Continued ability to borrow under the revolving credit facility allows us to quickly capitalize on strategic opportunities at short-term interest rates.

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

•issuance of equity securities by the Company or the Operating Partnership; and

•the disposition of non-core assets.

We have no debt scheduled to mature prior to 2026 other than our $200.0 million, two-year unsecured bank term loan that is scheduled to mature in October 2025 if we exercise our option to extend the maturity date for one additional year. We generally believe we will be able to satisfy these obligations with existing cash, borrowings under our revolving credit facility, new bank term loans, issuance of other unsecured debt, mortgage debt and/or proceeds from the sale of additional non-core assets.

Investment Activity

As noted above, a key tenet of our strategic plan is to continuously upgrade the quality of our office portfolio through acquisitions, dispositions and development. We generally seek to acquire and develop office buildings that improve the average quality of our overall portfolio and deliver consistent and sustainable value for our stockholders over the long-term. Whether or not an asset acquisition or new development results in higher per share net income or funds from operations (“FFO”) in any given period depends upon a number of factors, including whether the NOI for any such period exceeds the actual cost of capital used to finance the acquisition or development. Additionally, given the length of construction cycles, development projects are not placed in service until several years after commencement in some cases. Sales of non-core assets could result in lower per share net income or FFO in any given period if the return on the resulting use of proceeds does not exceed the capitalization rate on the sold properties.

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

Three Months Ended June 30, 2023 and 2022

Rental and Other Revenues

Rental and other revenues were $3.5 million, or 1.7%, higher in the second quarter of 2023 as compared to 2022 primarily due to the acquisition of SIX50 at Legacy Union, higher same property revenues and development properties placed in service, which increased rental and other revenues by $3.3 million, $2.2 million and $1.5 million, respectively. Same property rental and other revenues were higher primarily due to higher average GAAP rents per rentable square foot and higher cost recovery and parking income, partially offset by a decrease in average occupancy. These increases were partially offset by lost revenue from property dispositions and the deconsolidation of our Markel joint venture, which decreased rental and other revenues by $2.3 million and $1.4 million, respectively. We expect rental and other revenues to be lower for the remainder of 2023 as compared to 2022 due to lost revenue from property dispositions and the deconsolidation of our Markel joint venture, partially offset by the acquisition of SIX50 at Legacy Union, development properties placed in service and higher same property revenues.

Operating Expenses

Rental property and other expenses were $3.9 million, or 6.3%, higher in the second quarter of 2023 as compared to 2022 primarily due to higher same property operating expenses and the acquisition of SIX50 at Legacy Union, which increased operating expenses by $4.4 million and $0.8 million, respectively. Same property operating expenses were higher primarily due to higher contract services, repairs and maintenance, property insurance, property taxes and utilities. These increases were partially offset by decreases in operating expenses from property dispositions and the deconsolidation of our Markel joint venture, which decreased operating expenses by $0.9 million and $0.5 million, respectively. We expect rental property and other expenses to be higher for the remainder of 2023 as compared to 2022 for similar reasons.

Depreciation and amortization was $5.3 million, or 7.6%, higher in the second quarter of 2023 as compared to 2022 primarily due to the acquisition of SIX50 at Legacy Union, development properties placed in service and higher same property lease related depreciation and amortization, partially offset by property dispositions and the deconsolidation of our Markel joint venture. We expect depreciation and amortization to be higher for the remainder of 2023 as compared to 2022 for similar reasons.

We recorded an impairment charge of $35.0 million in the second quarter of 2022 to lower the carrying amount of EQT Plaza to its estimated fair value less cost to sell. EQT Plaza is a 616,000 square foot office building located in the heart of Pittsburgh’s CBD. EQT Corporation’s lease of 317,000 square feet at EQT Plaza is scheduled to expire in September 2024. There are no assurances that EQT Corporation will renew all or any of its space upon expiration of its current lease. We recorded no such impairment in 2023.

General and administrative expenses were $0.2 million, or 2.2%, lower in the second quarter of 2023 as compared to 2022 primarily due to lower equity incentive compensation and office rent, partially offset by gains on deferred compensation plan investments (which is fully offset by a corresponding increase in other income). We expect general and administrative expenses to be lower for the remainder of 2023 as compared to 2022 primarily due to lower equity incentive compensation and office rent.

Interest Expense

Interest expense was $9.0 million, or 36.1%, higher in the second quarter of 2023 as compared to 2022 primarily due to higher average interest rates and higher average debt balances, partially offset by higher capitalized interest. We expect interest expense to be higher for the remainder of 2023 as compared to 2022 for similar reasons.

Other Income

Other income was $1.1 million higher in the second quarter of 2023 as compared to 2022 primarily due to dividend income from short-term preferred equity contributed to the McKinney and Olive joint venture.

Gains on Disposition of Property

Gains on disposition of property were $30.7 million lower in the second quarter of 2023 as compared to 2022.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $0.5 million higher in the second quarter of 2023 as compared to 2022 primarily due to the deconsolidation of our Markel joint venture and the acquisition of McKinney and Olive.

Earnings Per Common Share - Diluted

Diluted earnings per common share was $0.08 lower in the second quarter of 2023 as compared to 2022 due to a decrease in net income for the reasons discussed above.

Six Months Ended June 30, 2023 and 2022

Rental and Other Revenues

Rental and other revenues were $9.8 million, or 2.4%, higher in the first six months of 2023 as compared to 2022 primarily due to the acquisition of SIX50 at Legacy Union, higher same property revenues and development properties placed in service, which increased rental and other revenues by $6.8 million, $6.4 million and $3.6 million, respectively. Same property rental and other revenues were higher primarily due to higher average GAAP rents per rentable square foot and higher cost recovery and parking income, partially offset by a decrease in average occupancy. These increases were partially offset by lost revenue from property dispositions and the deconsolidation of our Markel joint venture, which decreased rental and other revenues by $4.5 million and $2.9 million, respectively.

Operating Expenses

Rental property and other expenses were $8.2 million, or 6.7%, higher in the first six months of 2023 as compared to 2022 primarily due to higher same property operating expenses, the acquisition of SIX50 at Legacy Union, carry costs for acquired land parcels and development properties placed in service, which increased operating expenses by $8.6 million, $1.5 million, $0.6 million and $0.3 million, respectively. Same property operating expenses were higher primarily due to higher contract services, property taxes, utilities, repairs and maintenance and property insurance. These increases were partially offset by decreases in operating expenses from property dispositions and the deconsolidation of our Markel joint venture, which decreased operating expenses by $1.8 million and $1.0 million, respectively.

Depreciation and amortization was $6.2 million, or 4.5%, higher in the first six months of 2023 as compared to 2022 primarily due to the acquisition of SIX50 at Legacy Union, development properties placed in service and higher same property lease related depreciation and amortization, partially offset by property dispositions and the deconsolidation of our Markel joint venture.

We recorded an impairment charge of $35.0 million in the first six months of 2022 to lower the carrying amount of EQT Plaza to its estimated fair value less cost to sell. EQT Plaza is a 616,000 square foot office building located in the heart of Pittsburgh’s CBD. EQT Corporation’s lease of 317,000 square feet at EQT Plaza is scheduled to expire in September 2024. There are no assurances that EQT Corporation will renew all or any of its space upon expiration of its current lease. We recorded no such impairment in 2023.

General and administrative expenses were $1.4 million, or 5.8%, lower in the first six months of 2023 as compared to 2022 primarily due to lower equity incentive compensation and office rent, partially offset by gains on deferred compensation plan investments (which is fully offset by a corresponding increase in other income).

Interest Expense

Interest expense was $17.7 million, or 35.9%, higher in the first six months of 2023 as compared to 2022 primarily due to higher average interest rates and higher average debt balances, partially offset by higher capitalized interest.

Other Income

Other income was $1.8 million higher in the first six months of 2023 as compared to 2022 primarily due to dividend income from short-term preferred equity contributed to the McKinney and Olive joint venture, interest income on the loan provided to the 2827 Peachtree joint venture and gains on deferred compensation plan investments (which is fully offset by a corresponding increase in general and administrative expenses).

Gains on Disposition of Property

Gains on disposition of property were $34.3 million lower in the first six months of 2023 as compared to 2022.

Gain on Deconsolidation of Affiliate

We recognized a gain on deconsolidation of $11.8 million related to adjusting our retained interest in Markel to fair value.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $0.9 million higher in the first six months of 2023 as compared to 2022 primarily due to the deconsolidation of our Markel joint venture and the acquisition of McKinney and Olive.

Earnings Per Common Share - Diluted

Diluted earnings per common share was $0.04 lower in the first six months of 2023 as compared to 2022 due to a decrease in net income for the reasons discussed above.

Liquidity and Capital Resources

Statements of Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in the Company’s cash flows (in thousands):

	Six Months Ended June 30,
	2023	2022	Change
Net Cash Provided By Operating Activities	$181,120	$201,898	$(20,778)
Net Cash Used In Investing Activities	(68,174)	(69,869)	1,695
Net Cash Used In Financing Activities	(110,304)	(91,559)	(18,745)
Total Cash Flows	$2,642	$40,470	$(37,828)

The change in net cash provided by operating activities in the first six months of 2023 as compared to 2022 was primarily due to higher interest expense, property dispositions and changes in operating assets and liabilities, partially offset by net cash from the operations of SIX50 at Legacy Union acquired in the prior year and development properties placed in service. We expect net cash related to operating activities to be lower for the remainder of 2023 as compared to 2022 for similar reasons.

The change in net cash used in investing activities in the first six months of 2023 as compared to 2022 was primarily due to the redemption of our short-term preferred equity investment in the McKinney and Olive joint venture, earnest money deposits in 2022, lower investments in acquired real estate and lower investments in tenant improvements, partially offset by investments in the 2827 Peachtree, 23Springs and Midtown East joint ventures, lower net proceeds from disposition activity and higher investments in building improvements. We expect uses of cash for investing activities for the remainder of 2023 to be primarily driven by whether we acquire or commence development of additional office buildings in the BBDs of our markets. We expect these uses of cash for investing activities will be partially offset by proceeds from property dispositions in 2023.

The change in net cash used in financing activities in the first six months of 2023 as compared to 2022 was primarily due to lower net debt borrowings. Assuming the net effect of our acquisition, disposition and development activity in 2023 results in an increase to our assets, we would expect outstanding debt and/or Common Stock balances to increase.

Capitalization

The following table sets forth the Company’s capitalization (in thousands, except per share amounts):

	June 30, 2023	December 31, 2022
Mortgages and notes payable, net, at recorded book value	$3,198,081	$3,197,215
Preferred Stock, at liquidation value	$28,811	$28,821
Common Stock outstanding	105,473	105,211
Common Units outstanding (not owned by the Company)	2,351	2,358
Per share stock price at period end	$23.91	$27.98
Market value of Common Stock and Common Units	$2,578,072	$3,009,781
Total capitalization	$5,804,964	$6,235,817

As of June 30, 2023, our mortgages and notes payable and outstanding preferred stock represented 55.6% of our total capitalization and 42.0% of the undepreciated book value of our assets. See also “Executive Summary - Liquidity and Capital Resources.”

Our mortgages and notes payable as of June 30, 2023 consisted of $679.9 million of secured indebtedness with a weighted average interest rate of 4.23% and $2,534.2 million of unsecured indebtedness with a weighted average interest rate of 4.31%. The secured indebtedness was collateralized by real estate assets with an undepreciated book value of $1,164.7 million. As of June 30, 2023, $740.0 million of our debt bears interest at floating rates.

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

During 2021, we acquired development land in Nashville for a purchase price, including capitalized acquisition costs, of $16.0 million, which was expected to be paid in or prior to the second quarter of 2023. This amount has been paid in full as of June 30, 2023.

During the second quarter of 2023, we acquired land in Raleigh for a purchase price, including capitalized acquisition costs, of $2.7 million.

During the second quarter of 2023, we sold three buildings in Tampa and Raleigh for an aggregate sales price of $51.3 million and recorded aggregate gains on disposition of property of $19.4 million.

During the second quarter of 2023, we and Granite Properties each contributed an additional $40.0 million of common equity to the McKinney & Olive joint venture. Such proceeds were then used by the joint venture to redeem our $80.0 million short-term preferred equity investment in full. The $40.0 million of net proceeds were used to repay amounts outstanding under our $750.0 million revolving credit facility. Prior to the redemption, the preferred equity received monthly distributions at a rate of SOFR plus 350 basis points.

As of June 30, 2023, we were developing 1.6 million rentable square feet of office properties. The following table summarizes these announced and in-process office developments:

Property	Market	Own %	Consolidated (Y/N)	Rentable Square Feet	Anticipated Total Investment (1)	Investment as of June 30, 2023	Pre Leased %	Estimated Completion	Estimated Stabilization
					($ in thousands)
23Springs	Dallas	50.0%	N	642,000	$460,000	$106,331	17.1%	1Q 25	1Q 28
Granite Park Six	Dallas	50.0%	N	422,000	200,000	122,458	12.4	4Q 23	1Q 26
GlenLake III Office & Retail (2)	Raleigh	100.0%	Y	218,250	94,600	62,168	23.0	3Q 23	1Q 26
Midtown East	Tampa	50.0%	N	143,000	83,000	16,849	2.1	1Q 25	2Q 26
2827 Peachtree	Atlanta	50.0%	N	135,300	79,000	59,459	88.4	3Q 23	1Q 25
Four Morrocroft (2)	Charlotte	100.0%	Y	18,000	12,000	3,715	100.0	2Q 24	2Q 24
				1,578,550	$928,600	$370,980	22.4%
__________
(1)Includes estimated lease up costs for tenant improvements and lease commissions until the property has reached stabilization.
(2)Investment includes deferred lease commissions which are classified in deferred leasing costs on our Consolidated Balance Sheet.

Financing Activity

During the first quarter of 2023, we entered into separate equity distribution agreements with each of Wells Fargo Securities, LLC, BofA Securities, Inc., BTIG, LLC, Jefferies LLC, J.P. Morgan Securities LLC, Regions Securities LLC, TD Securities (USA) LLC and Truist Securities, Inc. Under the terms of the equity distribution agreements, the Company may offer and sell up to $300.0 million in aggregate gross sales price of shares of Common Stock from time to time through such firms, acting as agents of the Company or as principals. Sales of the shares, if any, may be made by means of ordinary brokers’ transactions on the New York Stock Exchange (“NYSE”) or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices or as otherwise agreed with any of such firms (which may include block trades). During the second quarter of 2023, there were no shares of common stock issued under these agreements.

Our $750.0 million unsecured revolving credit facility is scheduled to mature in March 2025 and includes an accordion feature that currently allows for an additional $200.0 million of borrowing capacity subject to additional lender commitments. Assuming no defaults have occurred, we have an option to extend the maturity for two additional six-month periods. The interest rate on our revolving credit facility is SOFR plus a related spread adjustment of 10 basis points and a borrowing spread of 85 basis points, based on current credit ratings. The annual facility fee is 20 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody’s Investors Service or Standard & Poor’s Ratings Services. We may be entitled to a temporary reduction in the interest rate of one basis point provided we meet certain sustainability goals with respect to the ongoing reduction of greenhouse gas emissions. There was $190.0 million and $185.0 million outstanding under our revolving credit facility as of June 30, 2023 and July 18, 2023, respectively. As of both June 30, 2023 and July 18, 2023, we had $0.9 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility as of June 30, 2023 and July 18, 2023 was $559.1 million and $564.1 million, respectively.

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

On July 19, 2023, the Company declared a cash dividend of $0.50 per share of Common Stock, which is payable on September 12, 2023 to stockholders of record as of August 21, 2023.

During the second quarter of 2023, the Company declared and paid a cash dividend of $0.50 per share of Common Stock.

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

We had $17.0 million of cash and cash equivalents as of June 30, 2023. The unused capacity of our revolving credit facility as of June 30, 2023 and July 18, 2023 was $559.1 million and $564.1 million, respectively, excluding an accordion feature that allows for an additional $200.0 million of borrowing capacity subject to additional lender commitments.

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

During the remainder of 2023, we expect to sell up to $150 million of properties no longer considered to be core assets due to location, age, quality and/or overall strategic fit. We can make no assurance, however, that we will sell any additional non-core assets or, if we do, what the timing or terms of any such sale will be.

See also “Executive Summary - Liquidity and Capital Resources.”

Critical Accounting Estimates

There were no changes made by management to the critical accounting policies in the six months ended June 30, 2023. For a description of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our 2022 Annual Report on Form 10-K.

Non-GAAP Information

The Company believes that FFO, FFO available for common stockholders and FFO available for common stockholders per share are metrics that are beneficial to management and investors and are important indicators of the performance of any equity REIT. Because these FFO calculations exclude such factors as depreciation, amortization and impairments of real estate assets and gains or losses from sales of operating real estate assets, which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful life estimates, they facilitate comparisons of operating performance between periods and between other REITs. Management believes that historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, management believes the use of FFO, FFO available for common stockholders and FFO available for common stockholders per share, together with the required GAAP presentations, provides a more complete understanding of the Company’s performance relative to its competitors and a more informed and appropriate basis on which to make decisions involving operating, financing and investing activities.

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

•Less net income, or plus net loss, attributable to noncontrolling interests in consolidated affiliates;

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

The following table sets forth the Company’s FFO, FFO available for common stockholders and FFO available for common stockholders per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Funds from operations:
Net income	$43,870	$52,602	$88,824	$94,705
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates	(4)	(266)	483	(523)
Depreciation and amortization of real estate assets	74,380	69,047	144,375	138,039
Impairments of depreciable properties	—	35,000	—	35,000
(Gains) on disposition of depreciable properties	(19,368)	(47,807)	(19,368)	(47,807)
(Gain) on deconsolidation of affiliate	—	—	(11,778)	—
Unconsolidated affiliates:
Depreciation and amortization of real estate assets	2,769	184	5,446	367
Funds from operations	101,647	108,760	207,982	219,781
Dividends on Preferred Stock	(621)	(622)	(1,242)	(1,243)
Funds from operations available for common stockholders	$101,026	$108,138	$206,740	$218,538
Funds from operations available for common stockholders per share	$0.94	$1.00	$1.92	$2.03
Weighted average shares outstanding (1)	107,808	107,654	107,728	107,554
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

As of June 30, 2023, our same property portfolio consisted of 155 in-service properties encompassing 26.7 million rentable square feet that were wholly owned during the entirety of the periods presented (from January 1, 2022 to June 30, 2023). As of December 31, 2022, our same property portfolio consisted of 148 in-service properties encompassing 24.4 million rentable square feet that were wholly owned during the entirety of the periods presented (from January 1, 2021 to December 31, 2022). The change in our same property portfolio was due to the addition of seven acquired properties encompassing 1.6 million rentable square feet acquired during 2021 and three newly developed properties encompassing 0.9 million rentable square feet placed in service during 2021, offset by the removal of three properties encompassing 0.3 million rentable square feet that were sold during 2023.

Rental and other revenues related to properties not in our same property portfolio were $6.3 million and $5.0 million for the three months ended June 30, 2023 and 2022, respectively, and $13.7 million and $10.3 million for the six months ended June 30, 2023, and 2022, respectively. Rental property and other expenses related to properties not in our same property portfolio were $1.8 million and $2.2 million for the three months ended June 30, 2023 and 2022, respectively, and $4.4 million and $4.8 million for the six months ended June 30, 2023 and 2022, respectively.

The following table sets forth the Company’s NOI, same property NOI and same property cash NOI (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$43,870	$52,602	$88,824	$94,705
Equity in earnings of unconsolidated affiliates	(798)	(326)	(1,502)	(626)
Gain on deconsolidation of affiliate	—	—	(11,778)	—
Gains on disposition of property	(19,368)	(50,044)	(19,818)	(54,144)
Other income	(1,181)	(120)	(2,328)	(483)
Interest expense	34,063	25,027	67,161	49,420
General and administrative expenses	9,380	9,591	21,795	23,147
Impairments of real estate assets	—	35,000	—	35,000
Depreciation and amortization	75,018	69,742	145,651	139,409
Net operating income	140,984	141,472	288,005	286,428
Non same property and other net operating income	(4,503)	(2,811)	(9,245)	(5,501)
Same property net operating income	$136,481	$138,661	$278,760	$280,927

Same property net operating income	$136,481	$138,661	$278,760	$280,927
Lease termination fees, straight-line rent and other non-cash adjustments	(3,787)	(4,516)	(9,714)	(11,991)
Same property cash net operating income	$132,694	$134,145	$269,046	$268,936

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

As of June 30, 2023, we had $2,474.1 million principal amount of fixed rate debt outstanding, a $196.5 million increase as compared to December 31, 2022. The estimated aggregate fair market value of this debt was $2,071.5 million. If interest rates had been 100 basis points higher, the aggregate fair market value of our fixed rate debt would have been $106.0 million lower. If interest rates had been 100 basis points lower, the aggregate fair market value of our fixed rate debt would have been $113.2 million higher.

As of June 30, 2023, we had $740.0 million of variable rate debt outstanding, a $196.0 million decrease as compared to December 31, 2022. If the weighted average interest rate on this variable rate debt had been 100 basis points higher or lower, the annual interest expense as of June 30, 2023 would increase or decrease by $7.4 million.

ITEM 4. CONTROLS AND PROCEDURES

SEC rules require us to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our annual and periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow for timely decisions regarding required disclosure. The Company’s CEO and CFO have concluded that the disclosure controls and procedures of the Company and the Operating Partnership were each effective as of June 30, 2023.

SEC rules also require us to establish and maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in internal control over financial reporting during the three months ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were also no changes in internal control over financial reporting during the three months ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

For a discussion of our potential risks and uncertainties, see the information below and under the heading “Business - Risk Factors” set forth in our 2022 Annual Report on Form 10-K.

Adverse market and economic conditions may result in lower occupancy and rental rates for our portfolio and/or cause us to record impairment charges, which would adversely affect our results of operations. Our operating results depend heavily on successfully leasing and operating the office space in our portfolio. Economic growth and office employment levels in our core markets are important factors, among others, in predicting our future operating results.

The key components affecting our rental and other revenues are average occupancy, rental rates, cost recovery income, new developments placed in service, acquisitions and dispositions. Average occupancy generally increases during times of improving economic growth, as our ability to lease space outpaces vacancies that occur upon the expirations of existing leases. Average occupancy generally declines during times of slower or negative economic growth, when new vacancies tend to outpace our ability to lease space. In addition, the timing of changes in occupancy levels tends to lag the timing of changes in overall economic activity and employment levels. Occupancy in our office portfolio decreased from 91.0% as of December 31, 2022 to 88.9% as of June 30, 2023. Average occupancy in future periods will be lower, perhaps significantly lower, if potential changes in customer behavior, such as the continued social acceptance, desirability and perceived economic benefits of work-from-home arrangements, result in reduced future demand for office space over the long-term. For additional information regarding our average occupancy and rental rate trends over the past five years, see “Item 2. Properties” in our 2022 Annual Report on Form 10-K. Lower rental revenues that result from lower average occupancy or lower rental rates with respect to our same property portfolio will adversely affect our results of operations unless offset by the impact of any newly acquired or developed properties or lower variable operating expenses, general and administrative expenses and/or interest expense.

In addition, prolonged market uncertainty and sustained economic downturns increase the likelihood that we will have to recognize a non-cash impairment in the value of our properties. Impairment charges adversely affect our results of operations. We record impairments of our real estate assets classified as held for use when the carrying amount of the asset exceeds the sum of its undiscounted future operating and residual cash flows at the difference between estimated fair value of the asset and the carrying amount. With respect to assets classified as held for use, we perform an impairment analysis if our evaluation of events or changes in circumstances indicate that the carrying value may not be recoverable, such as a significant decline in occupancy, identification of materially adverse legal or environmental factors, change in our designation of an asset from core to non-core, which may impact the anticipated holding period, or a decline in market value to an amount less than cost. This analysis consists of determining whether the asset’s carrying amount will be recovered from its undiscounted estimated future operating and residual cash flows. These cash flows are estimated based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for customers, changes in market rental rates, costs to operate each property and estimated hold periods. Changes in any of these inputs, such as decreases in projected cash flows, increases in estimated capitalization rates or shortened hold periods for any reason such as positive or negative shifts in the commercial real estate sales market or anticipated changes in use, would increase the likelihood of an impairment being recorded with respect to any particular asset.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information related to shares of Common Stock surrendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock during the second quarter of 2023:

	Total Number of Shares Purchased	Weighted Average Price Paid per Share
April 1 to April 30	—	$—
May 1 to May 31	—	—
June 1 to June 30	38	20.68
Total	38	$20.68

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Company
31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Company
31.3	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Operating Partnership
31.4	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Operating Partnership
32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Company
32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Company
32.3	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Operating Partnership
32.4	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Operating Partnership
101.INS	Inline XBRL Instance Document (the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: July 25, 2023