Form 10-Q
period 2023-09-30
HIGHWOODS PROPERTIES, INC.; HIGHWOODS REALTY LTD PARTNERSHIP
filed 2023-10-24
CIK 921082, 941713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 2023
or

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

The Company had 105,693,261 shares of Common Stock outstanding as of October 17, 2023.

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

Certain information contained herein is presented as of October 17, 2023, the latest practicable date for financial information prior to the filing of this Quarterly Report.

This report combines the Quarterly Reports on Form 10-Q for the period ended September 30, 2023 of the Company and the Operating Partnership. We believe combining the quarterly reports into this single report results in the following benefits:

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

•Consolidated Financial Statements;

•Note 11 to Consolidated Financial Statements - Earnings Per Share and Per Unit;

•Item 4 - Controls and Procedures; and

•Item 6 - Certifications of CEO and CFO Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2023

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HIGHWOODS PROPERTIES, INC.
Consolidated Balance Sheets
(Unaudited and in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
Assets:
Real estate assets, at cost:
Land	$542,418	$548,720
Buildings and tenant improvements	5,970,163	5,909,754
Development in-process	6,203	46,735
Land held for development	227,817	231,218
	6,746,601	6,736,427
Less-accumulated depreciation	(1,711,023)	(1,609,502)
Net real estate assets	5,035,578	5,126,925
Real estate and other assets, net, held for sale	4,706	—
Cash and cash equivalents	16,901	21,357
Restricted cash	3,809	4,748
Accounts receivable	25,583	25,481
Mortgages and notes receivable	9,783	1,051
Accrued straight-line rents receivable	308,277	293,674
Investments in and advances to unconsolidated affiliates	314,475	269,221
Deferred leasing costs, net of accumulated amortization of $173,926 and $163,751, respectively	233,079	252,828
Prepaid expenses and other assets, net of accumulated depreciation of $23,008 and $21,660, respectively	72,177	68,091
Total Assets	$6,024,368	$6,063,376
Liabilities, Noncontrolling Interests in the Operating Partnership and Equity:
Mortgages and notes payable, net	$3,212,185	$3,197,215
Accounts payable, accrued expenses and other liabilities	310,409	301,184
Total Liabilities	3,522,594	3,498,399
Commitments and contingencies
Noncontrolling interests in the Operating Partnership	44,452	65,977
Equity:
Preferred Stock, $.01 par value, 50,000,000 authorized shares;
8.625% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 28,811 and 28,821 shares issued and outstanding, respectively	28,811	28,821
Common Stock, $.01 par value, 200,000,000 authorized shares;
105,693,261 and 105,210,858 shares issued and outstanding, respectively	1,057	1,052
Additional paid-in capital	3,107,593	3,081,330
Distributions in excess of net income available for common stockholders	(683,171)	(633,227)
Accumulated other comprehensive loss	(1,434)	(1,211)
Total Stockholders’ Equity	2,452,856	2,476,765
Noncontrolling interests in consolidated affiliates	4,466	22,235
Total Equity	2,457,322	2,499,000
Total Liabilities, Noncontrolling Interests in the Operating Partnership and Equity	$6,024,368	$6,063,376

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Income
(Unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Rental and other revenues	$207,095	$206,997	$627,138	$617,216
Operating expenses:
Rental property and other expenses	67,193	66,334	199,231	190,125
Depreciation and amortization	74,765	73,057	220,416	212,466
Impairments of real estate assets	—	1,515	—	36,515
General and administrative	8,873	9,586	30,668	32,733
Total operating expenses	150,831	150,492	450,315	471,839
Interest expense	34,247	26,392	101,408	75,812
Other income	754	138	3,082	621
Gains on disposition of property	—	9,402	19,818	63,546
Gain on deconsolidation of affiliate	—	—	11,778	—
Equity in earnings of unconsolidated affiliates	400	457	1,902	1,083
Net income	23,171	40,110	111,995	134,815
Net (income) attributable to noncontrolling interests in the Operating Partnership	(453)	(881)	(2,386)	(3,049)
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates	5	(357)	488	(880)
Dividends on Preferred Stock	(622)	(621)	(1,864)	(1,864)
Net income available for common stockholders	$22,101	$38,251	$108,233	$129,022
Earnings per Common Share – basic:
Net income available for common stockholders	$0.21	$0.36	$1.03	$1.23
Weighted average Common Shares outstanding – basic	105,671	105,184	105,473	105,094
Earnings per Common Share – diluted:
Net income available for common stockholders	$0.21	$0.36	$1.03	$1.23
Weighted average Common Shares outstanding – diluted	107,832	107,601	107,762	107,570

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Comprehensive income:
Net income	$23,171	$40,110	$111,995	$134,815
Other comprehensive loss:
Amortization of cash flow hedges	(74)	(75)	(223)	(164)
Total other comprehensive loss	(74)	(75)	(223)	(164)
Total comprehensive income	23,097	40,035	111,772	134,651
Less-comprehensive (income) attributable to noncontrolling interests	(448)	(1,238)	(1,898)	(3,929)
Comprehensive income attributable to common stockholders	$22,649	$38,797	$109,874	$130,722

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Equity
(Unaudited and in thousands, except share amounts)

	Three Months Ended September 30, 2023
	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance as of June 30, 2023	105,472,213	$1,055	$28,811	$3,095,272	$(1,360)	$4,471	$(652,436)	$2,475,813
Issuances of Common Stock, net of issuance costs and tax withholdings	17,521	2	—	359	—	—	—	361
Conversions of Common Units to Common Stock	193,907			4,795				4,795
Dividends on Common Stock ($0.50 per share)		—	—	—	—	—	(52,836)	(52,836)
Dividends on Preferred Stock ($21.5625 per share)		—	—	—	—	—	(622)	(622)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	6,334	—	—	—	6,334
Issuances of restricted stock	9,620	—	—	—	—	—	—	—
Share-based compensation expense, net of forfeitures	—	—	—	833	—	—	—	833
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(453)	(453)
Net loss attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	(5)	5	—
Comprehensive income:
Net income		—	—	—	—	—	23,171	23,171
Other comprehensive loss		—	—	—	(74)	—	—	(74)
Total comprehensive income								23,097
Balance as of September 30, 2023	105,693,261	$1,057	$28,811	$3,107,593	$(1,434)	$4,466	$(683,171)	$2,457,322

	Nine Months Ended September 30, 2023
	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2022	105,210,858	$1,052	$28,821	$3,081,330	$(1,211)	$22,235	$(633,227)	$2,499,000
Issuances of Common Stock, net of issuance costs and tax withholdings	10,010	2	—	(204)	—	—	—	(202)
Conversions of Common Units to Common Stock	193,907			4,795				4,795
Dividends on Common Stock ($1.50 per share)		—	—	—	—	—	(158,177)	(158,177)
Dividends on Preferred Stock ($64.6875 per share)		—	—	—	—	—	(1,864)	(1,864)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	15,521	—	—	—	15,521
Issuances of restricted stock	282,453	—	—	—	—	—	—	—
Redemptions/repurchases of Preferred Stock		—	(10)	—	—	—	—	(10)
Share-based compensation expense, net of forfeitures	(3,967)	3	—	6,151	—	—	—	6,154
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(2,386)	(2,386)
Net loss attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	(488)	488	—
Deconsolidation of affiliate		—	—	—	—	(17,281)	—	(17,281)
Comprehensive income:
Net income		—	—	—	—	—	111,995	111,995
Other comprehensive loss		—	—	—	(223)	—	—	(223)
Total comprehensive income								111,772
Balance as of September 30, 2023	105,693,261	$1,057	$28,811	$3,107,593	$(1,434)	$4,466	$(683,171)	$2,457,322

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Equity - Continued
(Unaudited and in thousands, except share amounts)

	Three Months Ended September 30, 2022
	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance as of June 30, 2022	105,184,854	$1,052	$28,821	$3,065,208	$(1,062)	$21,528	$(593,846)	$2,521,701
Issuances of Common Stock, net of issuance costs and tax withholdings	13,583	—	—	362	—	—	—	362
Dividends on Common Stock ($0.50 per share)		—	—	—	—	—	(52,586)	(52,586)
Dividends on Preferred Stock ($21.5625 per share)		—	—	—	—	—	(621)	(621)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	16,952	—	—	—	16,952
Share-based compensation expense, net of forfeitures	(779)	—	—	707	—	—	—	707
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(881)	(881)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	357	(357)	—
Comprehensive income:
Net income		—	—	—	—	—	40,110	40,110
Other comprehensive loss		—	—	—	(75)	—	—	(75)
Total comprehensive income								40,035
Balance as of September 30, 2022	105,197,658	$1,052	$28,821	$3,083,229	$(1,137)	$21,885	$(608,181)	$2,525,669

	Nine Months Ended September 30, 2022
	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2021	104,892,780	$1,049	$28,821	$3,027,861	$(973)	$22,416	$(579,616)	$2,499,558
Issuances of Common Stock, net of issuance costs and tax withholdings	92,941	1	—	4,796	—	—	—	4,797
Conversions of Common Units to Common Stock	30,909			1,251				1,251
Dividends on Common Stock ($1.50 per share)		—	—	—	—	—	(157,587)	(157,587)
Dividends on Preferred Stock ($64.6875 per share)		—	—	—	—	—	(1,864)	(1,864)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	42,480	—	—	—	42,480
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(1,411)	—	(1,411)
Issuances of restricted stock	181,807	—	—	—	—	—	—	—
Share-based compensation expense, net of forfeitures	(779)	2	—	6,841	—	—	—	6,843
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(3,049)	(3,049)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	880	(880)	—
Comprehensive income:
Net income		—	—	—	—	—	134,815	134,815
Other comprehensive loss		—	—	—	(164)	—	—	(164)
Total comprehensive income								134,651
Balance as of September 30, 2022	105,197,658	$1,052	$28,821	$3,083,229	$(1,137)	$21,885	$(608,181)	$2,525,669

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2023	2022
Operating activities:
Net income	$111,995	$134,815
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	220,416	212,466
Amortization of lease incentives and acquisition-related intangible assets and liabilities	712	(342)
Share-based compensation expense	6,154	6,843
Net credit losses on operating lease receivables	1,850	3,167
Accrued interest on mortgages and notes receivable	(750)	(67)
Amortization of debt issuance costs	3,645	3,096
Amortization of cash flow hedges	(223)	(164)
Amortization of mortgages and notes payable fair value adjustments	(257)	(60)
Impairments of real estate assets	—	36,515
Net gains on disposition of property	(19,818)	(63,546)
Gain on deconsolidation of controlling interest in affiliate	(11,778)	—
Equity in earnings of unconsolidated affiliates	(1,902)	(1,083)
Distributions of earnings from unconsolidated affiliates	1,153	606
Changes in operating assets and liabilities:
Accounts receivable	1,182	(11,454)
Prepaid expenses and other assets	(4,376)	(2,150)
Accrued straight-line rents receivable	(20,196)	(20,558)
Accounts payable, accrued expenses and other liabilities	(3,636)	21,795
Net cash provided by operating activities	284,171	319,879
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	(18,544)	(224,934)
Investments in development in-process	(26,179)	(26,220)
Investments in tenant improvements and deferred leasing costs	(68,625)	(90,910)
Investments in building improvements	(55,155)	(45,289)
Net proceeds from disposition of real estate assets	51,538	130,038
Distributions of capital from unconsolidated affiliates	3,864	—
Investments in mortgages and notes receivable	(9,763)	(24)
Repayments of mortgages and notes receivable	200	215
Investments in and advances to unconsolidated affiliates	(100,052)	(81,693)
Repayments of preferred equity from unconsolidated affiliates	80,000	—
Changes in earnest money deposits	15,500	(3,000)
Changes in other investing activities	(3,751)	224
Net cash used in investing activities	(130,967)	(341,593)
Financing activities:
Dividends on Common Stock	(158,177)	(157,587)
Redemptions/repurchases of Preferred Stock	(10)	—
Redemptions of Common Units	(163)	(3,101)
Dividends on Preferred Stock	(1,864)	(1,864)
Distributions to noncontrolling interests in the Operating Partnership	(3,432)	(3,687)
Distributions to noncontrolling interests in consolidated affiliates	—	(1,411)
Proceeds from the issuance of Common Stock	1,349	7,200
Costs paid for the issuance of Common Stock	(226)	(247)
Repurchase of shares related to tax withholdings	(1,325)	(2,156)
Borrowings on revolving credit facility	219,000	275,000
Repayments of revolving credit facility	(400,000)	(235,000)
Borrowings on mortgages and notes payable	200,000	350,000
Repayments of mortgages and notes payable	(5,018)	(204,807)
Payments for debt issuance costs and other financing activities	(2,347)	(2,731)
Net cash provided by/(used in) financing activities	(152,213)	19,609
Net increase/(decrease) in cash and cash equivalents and restricted cash	$991	$(2,105)
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows – Continued
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2023	2022
Net increase/(decrease) in cash and cash equivalents and restricted cash	$991	$(2,105)
Cash from deconsolidation of controlling interest in affiliate	(6,386)	—
Cash and cash equivalents and restricted cash at beginning of the period	26,105	31,198
Cash and cash equivalents and restricted cash at end of the period	$20,710	$29,093

Reconciliation of cash and cash equivalents and restricted cash:

	Nine Months Ended September 30,
	2023	2022
Cash and cash equivalents at end of the period	$16,901	$23,055
Restricted cash at end of the period	3,809	6,038
Cash and cash equivalents and restricted cash at end of the period	$20,710	$29,093

Supplemental disclosure of cash flow information:

	Nine Months Ended September 30,
	2023	2022
Cash paid for interest, net of amounts capitalized	$105,342	$82,908

Supplemental disclosure of non-cash investing and financing activities:

	Nine Months Ended September 30,
	2023	2022
Conversions of Common Units to Common Stock	4,795	1,251
Changes in accrued capital expenditures (1)	17,275	(10,180)
Write-off of fully depreciated real estate assets	54,489	42,817
Write-off of fully amortized leasing costs	25,605	22,739
Write-off of fully amortized debt issuance costs	—	1,216
Adjustment of noncontrolling interests in the Operating Partnership to fair value	(15,521)	(42,480)
__________

(1)Accrued capital expenditures included in accounts payable, accrued expenses and other liabilities as of September 30, 2023 and 2022 were $70.7 million and $44.4 million, respectively.

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Balance Sheets
(Unaudited and in thousands, except unit and per unit data)

	September 30, 2023	December 31, 2022
Assets:
Real estate assets, at cost:
Land	$542,418	$548,720
Buildings and tenant improvements	5,970,163	5,909,754
Development in-process	6,203	46,735
Land held for development	227,817	231,218
	6,746,601	6,736,427
Less-accumulated depreciation	(1,711,023)	(1,609,502)
Net real estate assets	5,035,578	5,126,925
Real estate and other assets, net, held for sale	4,706	—
Cash and cash equivalents	16,901	21,357
Restricted cash	3,809	4,748
Accounts receivable	25,583	25,481
Mortgages and notes receivable	9,783	1,051
Accrued straight-line rents receivable	308,277	293,674
Investments in and advances to unconsolidated affiliates	314,475	269,221
Deferred leasing costs, net of accumulated amortization of $173,926 and $163,751, respectively	233,079	252,828
Prepaid expenses and other assets, net of accumulated depreciation of $23,008 and $21,660, respectively	72,177	68,091
Total Assets	$6,024,368	$6,063,376
Liabilities, Redeemable Operating Partnership Units and Capital:
Mortgages and notes payable, net	$3,212,185	$3,197,215
Accounts payable, accrued expenses and other liabilities	310,409	301,184
Total Liabilities	3,522,594	3,498,399
Commitments and contingencies
Redeemable Operating Partnership Units:
Common Units, 2,156,808 and 2,358,009 outstanding, respectively	44,452	65,977
Series A Preferred Units (liquidation preference $1,000 per unit), 28,811 and 28,821 units issued and outstanding, respectively	28,811	28,821
Total Redeemable Operating Partnership Units	73,263	94,798
Capital:
Common Units:
General partner Common Units, 1,074,413 and 1,071,601 outstanding, respectively	24,255	24,492
Limited partner Common Units, 104,210,039 and 103,730,448 outstanding, respectively	2,401,224	2,424,663
Accumulated other comprehensive loss	(1,434)	(1,211)
Noncontrolling interests in consolidated affiliates	4,466	22,235
Total Capital	2,428,511	2,470,179
Total Liabilities, Redeemable Operating Partnership Units and Capital	$6,024,368	$6,063,376

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Income
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Rental and other revenues	$207,095	$206,997	$627,138	$617,216
Operating expenses:
Rental property and other expenses	67,193	66,334	199,231	190,125
Depreciation and amortization	74,765	73,057	220,416	212,466
Impairments of real estate assets	—	1,515	—	36,515
General and administrative	8,873	9,586	30,668	32,733
Total operating expenses	150,831	150,492	450,315	471,839
Interest expense	34,247	26,392	101,408	75,812
Other income	754	138	3,082	621
Gains on disposition of property	—	9,402	19,818	63,546
Gain on deconsolidation of affiliate	—	—	11,778	—
Equity in earnings of unconsolidated affiliates	400	457	1,902	1,083
Net income	23,171	40,110	111,995	134,815
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates	5	(357)	488	(880)
Distributions on Preferred Units	(622)	(621)	(1,864)	(1,864)
Net income available for common unitholders	$22,554	$39,132	$110,619	$132,071
Earnings per Common Unit – basic:
Net income available for common unitholders	$0.21	$0.37	$1.03	$1.23
Weighted average Common Units outstanding – basic	107,423	107,192	107,353	107,154
Earnings per Common Unit – diluted:
Net income available for common unitholders	$0.21	$0.37	$1.03	$1.23
Weighted average Common Units outstanding – diluted	107,423	107,192	107,353	107,161

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Comprehensive income:
Net income	$23,171	$40,110	$111,995	$134,815
Other comprehensive loss:
Amortization of cash flow hedges	(74)	(75)	(223)	(164)
Total other comprehensive loss	(74)	(75)	(223)	(164)
Total comprehensive income	23,097	40,035	111,772	134,651
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates	5	(357)	488	(880)
Comprehensive income attributable to common unitholders	$23,102	$39,678	$112,260	$133,771

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Capital
(Unaudited and in thousands)

	Three Months Ended September 30, 2023
	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance as of June 30, 2023	$24,439	$2,419,452	$(1,360)	$4,471	$2,447,002
Issuances of Common Units, net of issuance costs and tax withholdings	4	357	—	—	361
Distributions on Common Units ($0.50 per unit)	(537)	(53,172)	—	—	(53,709)
Distributions on Preferred Units ($21.5625 per unit)	(7)	(615)	—	—	(622)
Share-based compensation expense, net of forfeitures	9	824	—	—	833
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	115	11,434	—	—	11,549
Net loss attributable to noncontrolling interests in consolidated affiliates	—	5	—	(5)	—
Comprehensive income:
Net income	232	22,939	—	—	23,171
Other comprehensive loss	—	—	(74)	—	(74)
Total comprehensive income					23,097
Balance as of September 30, 2023	$24,255	$2,401,224	$(1,434)	$4,466	$2,428,511

	Nine Months Ended September 30, 2023
	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2022	$24,492	$2,424,663	$(1,211)	$22,235	$2,470,179
Issuances of Common Units, net of issuance costs and tax withholdings	(2)	(200)	—	—	(202)
Redemptions of Common Units	(2)	(161)	—	—	(163)
Distributions on Common Units ($1.50 per unit)	(1,610)	(159,385)	—	—	(160,995)
Distributions on Preferred Units ($64.6875 per unit)	(19)	(1,845)	—	—	(1,864)
Share-based compensation expense, net of forfeitures	62	6,092	—	—	6,154
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	209	20,702	—	—	20,911
Net loss attributable to noncontrolling interests in consolidated affiliates	5	483	—	(488)	—
Deconsolidation of affiliate	—	—	—	(17,281)	(17,281)
Comprehensive income:
Net income	1,120	110,875	—	—	111,995
Other comprehensive loss	—	—	(223)	—	(223)
Total comprehensive income					111,772
Balance as of September 30, 2023	$24,255	$2,401,224	$(1,434)	$4,466	$2,428,511

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Capital - Continued
(Unaudited and in thousands)

	Three Months Ended September 30, 2022
	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance as of June 30, 2022	$24,723	$2,447,691	$(1,062)	$21,528	$2,492,880
Issuances of Common Units, net of issuance costs and tax withholdings	4	358	—	—	362
Redemptions of Common Units	(31)	(3,070)	—	—	(3,101)
Distributions on Common Units ($0.50 per unit)	(536)	(53,037)	—	—	(53,573)
Distributions on Preferred Units ($21.5625 per unit)	(7)	(614)	—	—	(621)
Share-based compensation expense, net of forfeitures	7	700	—	—	707
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	202	19,957	—	—	20,159
Net (income) attributable to noncontrolling interests in consolidated affiliates	(4)	(353)	—	357	—
Comprehensive income:
Net income	401	39,709	—	—	40,110
Other comprehensive loss	—	—	(75)	—	(75)
Total comprehensive income					40,035
Balance as of September 30, 2022	$24,759	$2,451,341	$(1,137)	$21,885	$2,496,848

	Nine Months Ended September 30, 2022
	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2021	$24,492	$2,424,802	$(973)	$22,416	$2,470,737
Issuances of Common Units, net of issuance costs and tax withholdings	48	4,749	—	—	4,797
Redemptions of Common Units	(31)	(3,070)	—	—	(3,101)
Distributions on Common Units ($1.50 per unit)	(1,607)	(159,053)	—	—	(160,660)
Distributions on Preferred Units ($64.688 per unit)	(19)	(1,845)	—	—	(1,864)
Share-based compensation expense, net of forfeitures	68	6,775	—	—	6,843
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(1,411)	(1,411)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	469	46,387	—	—	46,856
Net (income) attributable to noncontrolling interests in consolidated affiliates	(9)	(871)		880	—
Comprehensive income:
Net income	1,348	133,467	—	—	134,815
Other comprehensive loss	—	—	(164)	—	(164)
Total comprehensive income					134,651
Balance as of September 30, 2022	$24,759	$2,451,341	$(1,137)	$21,885	$2,496,848

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2023	2022
Operating activities:
Net income	$111,995	$134,815
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	220,416	212,466
Amortization of lease incentives and acquisition-related intangible assets and liabilities	712	(342)
Share-based compensation expense	6,154	6,843
Net credit losses on operating lease receivables	1,850	3,167
Accrued interest on mortgages and notes receivable	(750)	(67)
Amortization of debt issuance costs	3,645	3,096
Amortization of cash flow hedges	(223)	(164)
Amortization of mortgages and notes payable fair value adjustments	(257)	(60)
Impairments of real estate assets	—	36,515
Net gains on disposition of property	(19,818)	(63,546)
Gain on deconsolidation of controlling interest in affiliate	(11,778)	—
Equity in earnings of unconsolidated affiliates	(1,902)	(1,083)
Distributions of earnings from unconsolidated affiliates	1,153	606
Changes in operating assets and liabilities:
Accounts receivable	1,182	(11,454)
Prepaid expenses and other assets	(4,376)	(2,150)
Accrued straight-line rents receivable	(20,196)	(20,558)
Accounts payable, accrued expenses and other liabilities	(3,636)	21,795
Net cash provided by operating activities	284,171	319,879
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	(18,544)	(224,934)
Investments in development in-process	(26,179)	(26,220)
Investments in tenant improvements and deferred leasing costs	(68,625)	(90,910)
Investments in building improvements	(55,155)	(45,289)
Net proceeds from disposition of real estate assets	51,538	130,038
Distributions of capital from unconsolidated affiliates	3,864	—
Investments in mortgages and notes receivable	(9,763)	(24)
Repayments of mortgages and notes receivable	200	215
Investments in and advances to unconsolidated affiliates	(100,052)	(81,693)
Repayments of preferred equity from unconsolidated affiliates	80,000	—
Changes in earnest money deposits	15,500	(3,000)
Changes in other investing activities	(3,751)	224
Net cash used in investing activities	(130,967)	(341,593)
Financing activities:
Distributions on Common Units	(160,995)	(160,660)
Redemptions/repurchases of Preferred Units	(10)	—
Redemptions of Common Units	(163)	(3,101)
Dividends on Preferred Units	(1,864)	(1,864)
Distributions to noncontrolling interests in consolidated affiliates	—	(1,411)
Proceeds from the issuance of Common Units	1,349	7,200
Costs paid for the issuance of Common Units	(226)	(247)
Repurchase of units related to tax withholdings	(1,325)	(2,156)
Borrowings on revolving credit facility	219,000	275,000
Repayments of revolving credit facility	(400,000)	(235,000)
Borrowings on mortgages and notes payable	200,000	350,000
Repayments of mortgages and notes payable	(5,018)	(204,807)
Payments for debt issuance costs and other financing activities	(2,961)	(3,345)
Net cash provided by/(used in) financing activities	(152,213)	19,609
Net increase/(decrease) in cash and cash equivalents and restricted cash	$991	$(2,105)
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows - Continued
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2023	2022
Net increase/(decrease) in cash and cash equivalents and restricted cash	$991	$(2,105)
Cash from deconsolidation of controlling interest in affiliate	(6,386)	—
Cash and cash equivalents and restricted cash at beginning of the period	26,105	31,198
Cash and cash equivalents and restricted cash at end of the period	$20,710	$29,093

Reconciliation of cash and cash equivalents and restricted cash:

	Nine Months Ended September 30,
	2023	2022
Cash and cash equivalents at end of the period	$16,901	$23,055
Restricted cash at end of the period	3,809	6,038
Cash and cash equivalents and restricted cash at end of the period	$20,710	$29,093

Supplemental disclosure of cash flow information:

	Nine Months Ended September 30,
	2023	2022
Cash paid for interest, net of amounts capitalized	$105,342	$82,908

Supplemental disclosure of non-cash investing and financing activities:

	Nine Months Ended September 30,
	2023	2022
Changes in accrued capital expenditures (1)	17,275	(10,180)
Write-off of fully depreciated real estate assets	54,489	42,817
Write-off of fully amortized leasing costs	25,605	22,739
Write-off of fully amortized debt issuance costs	—	1,216
Adjustment of Redeemable Common Units to fair value	(21,525)	(47,470)
__________

(1)Accrued capital expenditures included in accounts payable, accrued expenses and other liabilities as of September 30, 2023 and 2022 were $70.7 million and $44.4 million, respectively.

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(tabular dollar amounts in thousands, except per share and per unit data)
(Unaudited)

1.    Description of Business and Significant Accounting Policies

Description of Business

Highwoods Properties, Inc. (the “Company”) is a fully integrated office real estate investment trust (“REIT”) that owns, develops, acquires, leases and manages properties primarily in the best business districts of Atlanta, Charlotte, Dallas, Nashville, Orlando, Raleigh, Richmond and Tampa. The Company conducts its activities through Highwoods Realty Limited Partnership (the “Operating Partnership”). As of September 30, 2023, we owned or had an interest in 28.5 million rentable square feet of in-service properties, 1.6 million rentable square feet of office properties under development and development land with approximately 5.2 million rentable square feet of potential office build out.

Capital Structure

The Company is the sole general partner of the Operating Partnership. As of September 30, 2023, the Company owned all of the Preferred Units and 105.3 million, or 98.0%, of the Common Units in the Operating Partnership. Limited partners owned the remaining 2.2 million Common Units. During the nine months ended September 30, 2023, the Company redeemed 193,907 Common Units for a like number of shares of Common Stock and 7,294 Common Units for cash. As a result of this activity, the percentage of Common Units owned by the Company increased from 97.8% as of December 31, 2022 to 98.0% as of September 30, 2023.

During the first quarter of 2023, we entered into separate equity distribution agreements in which the Company may offer and sell up to $300.0 million in aggregate gross sales price of shares of Common Stock. During each of the three and nine months ended September 30, 2023, the Company issued no shares of Common Stock under its equity distribution agreements.

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

As of September 30, 2023, we are involved with six entities we determined to be variable interest entities, one of which we are the primary beneficiary and is consolidated and five of which we are not the primary beneficiary and are not consolidated. We also own three properties through a joint venture investment that were deconsolidated effective January 1, 2023 (see Note 3).

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

Insurance

We are primarily self-insured for health care claims for participating employees. To limit our exposure to significant claims, we have stop-loss coverage on a per claim and annual aggregate basis. We use all relevant information to determine our liabilities for claims, including actuarial estimates of claim liabilities. When determining our liabilities, we include claims for incurred losses, even if they are unreported. As of September 30, 2023, a reserve of $0.6 million was recorded to cover estimated reported and unreported claims.

Recently Issued Accounting Standards

The Financial Accounting Standards Board (“FASB”) issued an accounting standards update (“ASU”) that provides temporary optional expedients and exceptions to ease the financial reporting burdens related to the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). These optional expedients and exceptions provide guidance on contract modifications and hedge accounting. We have completed the transition to SOFR rates for our outstanding debt instruments with no material impact to our Consolidated Financial Statements.

2.    Leases

Operating Leases

We generally lease our office properties to lessees in exchange for fixed monthly payments that cover rent, property taxes, insurance and certain cost recoveries, primarily common area maintenance. Office properties owned by us that are under lease are primarily located in Atlanta, Charlotte, Nashville, Orlando, Pittsburgh, Raleigh, Richmond and Tampa and are leased to a wide variety of lessees across many industries. Our leases are operating leases and mostly range from three to 10 years. We recognized rental and other revenues related to operating lease payments of $203.8 million and $203.9 million during the three months ended September 30, 2023 and 2022, respectively, and $617.0 million and $608.1 million during the nine months ended September 30, 2023 and 2022, respectively. Included in these amounts are variable lease payments of $17.7 million and $16.9 million during the three months ended September 30, 2023 and 2022, respectively, and $54.6 million and $51.9 million during the nine months ended September 30, 2023 and 2022, respectively.

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

- Granite Park Six JV, LLC/ GPI 23 Springs JV, LLC (“Granite Park Six joint venture”/“23Springs joint venture”)

During 2022, we entered the Dallas market through the formation of two joint ventures with Granite Properties (“Granite”) to develop Granite Park Six and 23Springs. We own a 50.0% interest in each of these two joint ventures. We determined that we have a variable interest in both the Granite Park Six and 23Springs joint ventures primarily because the entities were designed to pass along interest rate risk, equity price risk and operation risk to us and Granite as equity holders. The joint ventures were further determined to be variable interest entities as they require additional subordinated financial support in the form of loans because the initial equity investments provided by us and Granite were not sufficient to finance the planned investments and operations. We concluded we do not have the power to direct matters that most significantly impact the activities of either entity and therefore do not qualify as the primary beneficiary. Accordingly, the entities are not consolidated. As of September 30, 2023, our risk of loss with respect to these arrangements was limited to the carrying value of each investment balance. Our investment balances were $41.7 million and $63.6 million as of September 30, 2023 for Granite Park Six and 23Springs, respectively. The assets of the Granite Park Six and 23Springs joint ventures can be used only to settle obligations of the respective joint venture, and their creditors have no recourse to our wholly owned assets.

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

During the second quarter of 2023, we and Granite each contributed an additional $40.0 million of common equity to the McKinney & Olive joint venture. Such proceeds were then used by the joint venture to redeem our $80.0 million short-term preferred equity investment in full. The $40.0 million of net proceeds were used to repay amounts outstanding under our $750.0 million revolving credit facility. Prior to the redemption, the preferred equity received monthly distributions at a rate of SOFR plus 350 basis points. This reconsideration event did not change our initial conclusion that the McKinney & Olive joint venture is a variable interest entity of which we are not the primary beneficiary. As such, the entity remains unconsolidated.

As of September 30, 2023, our risk of loss with respect to this arrangement was $121.4 million, which represents the carrying value of our investment balance. The assets of the McKinney & Olive joint venture can be used only to settle obligations of the joint venture, and its creditors have no recourse to our wholly owned assets.

- Midtown East Tampa, LLC (“Midtown East joint venture”)

During 2022, we formed the Midtown East joint venture in Tampa with The Bromley Companies (“Bromley”). We own a 50.0% interest in this joint venture. We determined that we have a variable interest in the Midtown East joint venture primarily because the entity was designed to pass along interest rate risk, equity price risk and operation risk to us as both a debt and equity holder and Bromley as an equity holder. The Midtown East joint venture was further determined to be a variable interest entity as it requires additional subordinated financial support in the form of a loan because the initial equity investments provided by us and Bromley were not sufficient to finance its planned investments and operations. We concluded we do not have the power to direct matters that most significantly impact the activities of the entity and therefore do not qualify as the primary beneficiary. Accordingly, the entity is not consolidated. As of September 30, 2023, our risk of loss with respect to this arrangement was limited to the carrying value of our investment balance of $7.8 million as no amounts were outstanding under the loan we have provided to the joint venture. The assets of the Midtown East joint venture can be used only to settle obligations of the joint venture, and its creditors have no recourse to our wholly owned assets.

- Brand/HRLP 2827 Peachtree LLC (“2827 Peachtree joint venture”)

During 2021, we formed the 2827 Peachtree joint venture in Atlanta with Brand Properties, LLC (“Brand”). We own a 50.0% interest in this joint venture. We determined that we have a variable interest in the 2827 Peachtree joint venture primarily because the entity was designed to pass along interest rate risk, equity price risk and operation risk to us as both a debt and equity holder and Brand as an equity holder. The 2827 Peachtree joint venture was further determined to be a variable interest entity as it requires additional subordinated financial support in the form of a loan because the initial equity investments provided by us and Brand were not sufficient to finance its planned investments and operations. We concluded we do not have the power to direct matters that most significantly impact the activities of the entity and therefore do not qualify as the primary beneficiary. Accordingly, the entity is not consolidated. As of September 30, 2023, our risk of loss with respect to this arrangement was $49.1 million, which consists of the $13.6 million carrying value of our investment balance plus the $35.5 million outstanding balance of the loan we have provided to the joint venture. The outstanding balance on the loan is recorded in investments in and advances to unconsolidated affiliates on our Consolidated Balance Sheets. The assets of the 2827 Peachtree joint venture can be used only to settle obligations of the joint venture, and its creditors have no recourse to our wholly owned assets.

Consolidated Affiliate

- HRLP MTW, LLC (“Midtown West joint venture”)

In 2019, we formed the Midtown West joint venture in Tampa with Bromley. We own an 80.0% interest in this joint venture. We determined that we have a variable interest in the Midtown West joint venture primarily because the entity was designed to pass along interest rate risk, equity price risk and operation risk to us as both a debt and an equity holder and Bromley as an equity holder. The Midtown West joint venture was further determined to be a variable interest entity as it requires additional subordinated financial support in the form of a loan because the initial equity investments provided by us and Bromley were not sufficient to finance its planned investments and operations. We, as majority owner and managing member and through our control rights as set forth in the joint venture’s governance documents, were determined to be the primary beneficiary as we have both the power to direct the activities that most significantly affect the entity (primarily lease rates, property operations and capital expenditures) and significant economic exposure through our equity investment and loan commitment. As such, the Midtown West joint venture is consolidated and all intercompany transactions and accounts are eliminated. The following table sets forth the assets and liabilities of the Midtown West joint venture included on our Consolidated Balance Sheets:

	September 30, 2023	December 31, 2022
Net real estate assets	$60,588	$59,854
Cash and cash equivalents	$1,375	$1,009
Accounts receivable	$420	$1,490
Accrued straight-line rents receivable	$4,666	$1,921
Deferred leasing costs, net	$2,826	$2,677
Prepaid expenses and other assets, net	$1,036	$153
Accounts payable, accrued expenses and other liabilities	$2,756	$1,212

The assets of the Midtown West joint venture can be used only to settle obligations of the joint venture, and its creditors have no recourse to our wholly owned assets.

4.    Real Estate Assets

Acquisitions

During 2021, we acquired development land in Nashville for a purchase price, including capitalized acquisition costs, of $16.0 million, which was fully paid in or prior to the second quarter of 2023.

During the second quarter of 2023, we acquired land in Raleigh for a purchase price, including capitalized acquisition costs, of $2.7 million.

Dispositions

During the second quarter of 2023, we sold three buildings in Tampa and Raleigh for an aggregate sales price of $51.3 million and recorded aggregate gains on disposition of property of $19.4 million.

5.    Intangible Assets and Below Market Lease Liabilities

The following table sets forth total intangible assets and acquisition-related below market lease liabilities, net of accumulated amortization:

	September 30, 2023	December 31, 2022
Assets:
Deferred leasing costs (including lease incentives and above market lease and in-place lease acquisition-related intangible assets)	$407,005	$416,579
Less accumulated amortization	(173,926)	(163,751)
	$233,079	$252,828
Liabilities (in accounts payable, accrued expenses and other liabilities):
Acquisition-related below market lease liabilities	$52,271	$55,304
Less accumulated amortization	(30,620)	(29,859)
	$21,651	$25,445

The following table sets forth amortization of intangible assets and below market lease liabilities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Amortization of deferred leasing costs and acquisition-related intangible assets (in depreciation and amortization)	$10,696	$11,425	$32,409	$33,603
Amortization of lease incentives (in rental and other revenues)	$655	$500	$1,983	$1,369
Amortization of acquisition-related intangible assets (in rental and other revenues)	$823	$797	$2,523	$2,448
Amortization of acquisition-related below market lease liabilities (in rental and other revenues)	$(1,260)	$(1,473)	$(3,794)	$(4,159)

The following table sets forth scheduled future amortization of intangible assets and below market lease liabilities:

	Amortization of Deferred Leasing Costs and Acquisition-Related Intangible Assets (in Depreciation and Amortization)	Amortization of Lease Incentives (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental and Other Revenues)	Amortization of Acquisition-Related Below Market Lease Liabilities (in Rental and Other Revenues)
October 1 through December 31, 2023	$10,963	$609	$779	$(1,225)
2024	38,910	1,984	3,088	(4,240)
2025	31,262	1,879	2,220	(2,727)
2026	26,969	1,677	1,860	(2,431)
2027	23,248	1,476	1,518	(2,062)
Thereafter	74,830	4,209	5,598	(8,966)
	$206,182	$11,834	$15,063	$(21,651)
Weighted average remaining amortization periods as of September 30, 2023 (in years)	7.5	7.3	7.2	8.2

6.    Mortgages and Notes Payable

The following table sets forth our mortgages and notes payable:

	September 30, 2023	December 31, 2022
Secured indebtedness	$677,839	$483,988
Unsecured indebtedness	2,549,495	2,729,620
Less-unamortized debt issuance costs	(15,149)	(16,393)
Total mortgages and notes payable, net	$3,212,185	$3,197,215

As of September 30, 2023, our secured mortgage loans were collateralized by real estate assets with an undepreciated book value of $1,170.7 million.

Our $750.0 million unsecured revolving credit facility is scheduled to mature in March 2025 and includes an accordion feature that currently allows for an additional $200.0 million of borrowing capacity subject to additional lender commitments. Assuming no defaults have occurred, we have an option to extend the maturity for two additional six-month periods. The interest rate on our revolving credit facility is SOFR plus a related spread adjustment of 10 basis points and a borrowing spread of 85 basis points, based on current credit ratings. The annual facility fee is 20 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody’s Investors Service or Standard & Poor’s Ratings Services. We may be entitled to a temporary reduction in the interest rate of one basis point provided we meet certain sustainability goals with respect to the ongoing reduction of greenhouse gas emissions. There was $205.0 million outstanding under our revolving credit facility as of both September 30, 2023 and October 17, 2023. As of both September 30, 2023 and October 17, 2023, we had $0.9 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility as of both September 30, 2023 and October 17, 2023 was $544.1 million.

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

We have considered our short-term liquidity needs within one year from October 24, 2023 (the date of issuance of the quarterly financial statements) and the adequacy of our estimated cash flows from operating activities and other available financing sources to meet these needs. In particular, we have considered our scheduled debt maturities during such one-year period, including the $200.0 million unsecured bank term loan that is scheduled to mature in October 2024 (but which can be extended for one additional year at our option). We have concluded it is probable we will meet these short-term liquidity requirements through a combination of the following:

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

7.    Noncontrolling Interests

Noncontrolling Interests in Consolidated Affiliates

As of September 30, 2023, our noncontrolling interest in consolidated affiliates relates to our joint venture partner's 20.0% interest in the Midtown West joint venture. Our joint venture partner is an unrelated third party.

Noncontrolling Interests in the Operating Partnership

The following table sets forth the Company’s noncontrolling interests in the Operating Partnership:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning noncontrolling interests in the Operating Partnership	$56,206	$84,583	$65,977	$111,689
Adjustment of noncontrolling interests in the Operating Partnership to fair value	(6,334)	(16,952)	(15,521)	(42,480)
Conversions of Common Units to Common Stock	(4,795)	—	(4,795)	(1,251)
Redemptions of Common Units	—	(3,101)	(163)	(3,101)
Net income attributable to noncontrolling interests in the Operating Partnership	453	881	2,386	3,049
Distributions to noncontrolling interests in the Operating Partnership	(1,078)	(1,192)	(3,432)	(3,687)
Total noncontrolling interests in the Operating Partnership	$44,452	$64,219	$44,452	$64,219

The following table sets forth net income available for common stockholders and transfers from the Company’s noncontrolling interests in the Operating Partnership:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income available for common stockholders	$22,101	$38,251	$108,233	$129,022
Increase in additional paid in capital from conversions of Common Units to Common Stock	4,795	—	4,795	1,251
Redemptions of Common Units	—	3,101	163	3,101
Change from net income available for common stockholders and transfers from noncontrolling interests	$26,896	$41,352	$113,191	$133,374

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

The following table sets forth our assets and liabilities and the Company’s noncontrolling interests in the Operating Partnership that are measured or disclosed at fair value within the fair value hierarchy:

		Level 1	Level 2
	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs
Fair Value as of September 30, 2023:
Assets:
Mortgages and notes receivable, at fair value (1)	$9,783	$—	$9,783
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	2,056	2,056	—
Total Assets	$11,839	$2,056	$9,783
Noncontrolling Interests in the Operating Partnership	$44,452	$44,452	$—
Liabilities:
Mortgages and notes payable, net, at fair value (1)	$2,794,265	$—	$2,794,265
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	2,056	2,056	—
Total Liabilities	$2,796,321	$2,056	$2,794,265

Fair Value as of December 31, 2022:
Assets:
Mortgages and notes receivable, at fair value (1)	$1,051	$—	$1,051
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	2,564	2,564	—
Total Assets	$3,615	$2,564	$1,051
Noncontrolling Interests in the Operating Partnership	$65,977	$65,977	$—
Liabilities:
Mortgages and notes payable, net, at fair value (1)	$2,832,973	$—	$2,832,973
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	2,564	2,564	—
Total Liabilities	$2,835,537	$2,564	$2,832,973
__________
(1)    Amounts are not recorded at fair value on our Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022.

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

9.    Share-Based Payments

During the nine months ended September 30, 2023, the Company granted 155,717 shares of time-based restricted stock and 126,736 shares of total return-based restricted stock with weighted average grant date fair values per share of $26.42 and $27.06, respectively. We recorded share-based compensation expense of $0.8 million and $0.7 million during the three months ended September 30, 2023 and 2022, respectively, and $6.2 million and $6.8 million during the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, there was $4.9 million of total unrecognized share-based compensation costs, which will be recognized over a weighted average remaining contractual term of 2.2 years.

10.    Real Estate and Other Assets Held For Sale

The following table sets forth the assets held for sale as of September 30, 2023 and December 31, 2022, which are considered non-core:

	September 30, 2023	December 31, 2022
Assets:
Land	$513	$—
Buildings and tenant improvements	846	—
Land held for development	3,294	—
Less-accumulated depreciation	(131)	—
Net real estate assets	4,522	—
Prepaid expenses and other assets, net	184	—
Real estate and other assets, net, held for sale	$4,706	$—

11.    Earnings Per Share and Per Unit

The following table sets forth the computation of basic and diluted earnings per share of the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Earnings per Common Share - basic:
Numerator:
Net income	$23,171	$40,110	$111,995	$134,815
Net (income) attributable to noncontrolling interests in the Operating Partnership	(453)	(881)	(2,386)	(3,049)
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates	5	(357)	488	(880)
Dividends on Preferred Stock	(622)	(621)	(1,864)	(1,864)
Net income available for common stockholders	$22,101	$38,251	$108,233	$129,022
Denominator:
Denominator for basic earnings per Common Share – weighted average shares (1)	105,671	105,184	105,473	105,094
Net income available for common stockholders	$0.21	$0.36	$1.03	$1.23
Earnings per Common Share - diluted:
Numerator:
Net income	$23,171	$40,110	$111,995	$134,815
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates	5	(357)	488	(880)
Dividends on Preferred Stock	(622)	(621)	(1,864)	(1,864)
Net income available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	$22,554	$39,132	$110,619	$132,071
Denominator:
Denominator for basic earnings per Common Share – weighted average shares (1)	105,671	105,184	105,473	105,094
Add:
Stock options using the treasury method	—	—	—	7
Noncontrolling interests Common Units	2,161	2,417	2,289	2,469
Denominator for diluted earnings per Common Share – adjusted weighted average shares and assumed conversions	107,832	107,601	107,762	107,570
Net income available for common stockholders	$0.21	$0.36	$1.03	$1.23
__________
(1)Includes all unvested restricted stock where dividends on such restricted stock are non-forfeitable.

The following table sets forth the computation of basic and diluted earnings per unit of the Operating Partnership:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Earnings per Common Unit - basic:
Numerator:
Net income	$23,171	$40,110	$111,995	$134,815
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates	5	(357)	488	(880)
Distributions on Preferred Units	(622)	(621)	(1,864)	(1,864)
Net income available for common unitholders	$22,554	$39,132	$110,619	$132,071
Denominator:
Denominator for basic earnings per Common Unit – weighted average units (1)	107,423	107,192	107,353	107,154
Net income available for common unitholders	$0.21	$0.37	$1.03	$1.23
Earnings per Common Unit - diluted:
Numerator:
Net income	$23,171	$40,110	$111,995	$134,815
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates	5	(357)	488	(880)
Distributions on Preferred Units	(622)	(621)	(1,864)	(1,864)
Net income available for common unitholders	$22,554	$39,132	$110,619	$132,071
Denominator:
Denominator for basic earnings per Common Unit – weighted average units (1)	107,423	107,192	107,353	107,154
Add:
Stock options using the treasury method	—	—	—	7
Denominator for diluted earnings per Common Unit – adjusted weighted average units and assumed conversions	107,423	107,192	107,353	107,161
Net income available for common unitholders	$0.21	$0.37	$1.03	$1.23
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Rental and Other Revenues:
Atlanta	$35,666	$35,804	$107,991	$106,805
Charlotte	21,079	18,825	63,452	52,643
Nashville	42,884	44,587	130,084	130,640
Orlando	14,356	13,634	43,300	40,298
Raleigh	45,354	45,220	136,933	137,051
Richmond	8,746	10,872	27,103	31,837
Tampa	25,000	23,590	75,344	71,169
Total Office Segment	193,085	192,532	584,207	570,443
Other	14,010	14,465	42,931	46,773
Total Rental and Other Revenues	$207,095	$206,997	$627,138	$617,216

Net Operating Income:
Atlanta	$21,796	$22,524	$68,289	$69,472
Charlotte	16,388	14,275	47,719	40,132
Nashville	31,389	33,154	95,530	97,093
Orlando	8,734	7,865	26,358	24,264
Raleigh	32,523	32,822	99,799	101,557
Richmond	5,733	7,112	18,656	21,700
Tampa	15,574	14,351	47,614	44,912
Total Office Segment	132,137	132,103	403,965	399,130
Other	7,765	8,560	23,942	27,961
Total Net Operating Income	139,902	140,663	427,907	427,091
Reconciliation to net income:
Depreciation and amortization	(74,765)	(73,057)	(220,416)	(212,466)
Impairments of real estate assets	—	(1,515)	—	(36,515)
General and administrative expenses	(8,873)	(9,586)	(30,668)	(32,733)
Interest expense	(34,247)	(26,392)	(101,408)	(75,812)
Other income	754	138	3,082	621
Gains on disposition of property	—	9,402	19,818	63,546
Gain on deconsolidation of affiliate	—	—	11,778	—
Equity in earnings of unconsolidated affiliates	400	457	1,902	1,083
Net income	$23,171	$40,110	$111,995	$134,815

13.    Subsequent Events

We own an 80.0% interest in the Midtown West joint venture, which is consolidated. On October 23, 2023, the joint venture obtained a $45.0 million, five-year secured mortgage loan from a third party lender, with an effective fixed rate of 7.29%. This loan is scheduled to mature in November 2028. The joint venture is expected to incur $0.8 million of debt issuance costs, which will be amortized over the term of the loan.

On October 18, 2023, the Company declared a cash dividend of $0.50 per share of Common Stock, which is payable on December 12, 2023 to stockholders of record as of November 20, 2023.

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

Revenues

Our operating results depend heavily on successfully leasing and operating the office space in our portfolio. Economic growth and office employment levels in our core markets are important factors, among others, in predicting our future operating results. The key components affecting our rental and other revenues are average occupancy, rental rates, cost recovery income, new developments placed in service, acquisitions and dispositions. Average occupancy generally increases during times of improving economic growth, as our ability to lease space outpaces vacancies that occur upon the expirations of existing leases. Average occupancy generally declines during times of slower or negative economic growth, when new vacancies tend to outpace our ability to lease space. Asset acquisitions, dispositions and new developments placed in service directly impact our rental revenues and could impact our average occupancy, depending upon the occupancy rate of the properties that are acquired, sold or placed in service. A further indicator of the predictability of future revenues is the expected lease expirations of our portfolio. As a result, in addition to seeking to increase our average occupancy by leasing current vacant space, we also concentrate our leasing efforts on renewing existing leases prior to expiration. For more information regarding our lease expirations, see “Item 2. Properties - Lease Expirations” and “Item 1A. Risk Factors – Risks Related to our Operations – Potential changes in customer behavior, such as the continued social acceptance, desirability and perceived economic benefits of work-from-home arrangements, could materially and negatively impact the future demand for office space over the long-term” in our 2022 Annual Report on Form 10-K. Occupancy in our office portfolio decreased from 91.0% as of December 31, 2022 to 88.6% as of September 30, 2023. We expect average occupancy for our office portfolio to be approximately 88.0% to 89.0% for the remainder of 2023.

Whether or not our rental revenue tracks average occupancy proportionally depends upon whether GAAP rents under signed new and renewal leases are higher or lower than the GAAP rents under expiring leases. Annualized rental revenues from second generation leases expiring during any particular year are typically less than 15% of our total annual rental revenues. The following table sets forth information regarding second generation office leases signed during the third quarter of 2023 (we define second generation office leases as leases with new customers and renewals of existing customers in office space that has been previously occupied under our ownership and leases with respect to vacant space in acquired buildings):

	New	Renewal	All Office
Leased space (in rentable square feet)	152,105	502,955	655,060
Average term (in years - rentable square foot weighted)	6.8	4.8	5.3
Base rents (per rentable square foot) (1)	$35.76	$31.26	$32.31
Rent concessions (per rentable square foot) (1)	(2.14)	(1.01)	(1.27)
GAAP rents (per rentable square foot) (1)	$33.62	$30.25	$31.04
Tenant improvements (per rentable square foot) (1)	$7.87	$1.86	$3.26
Leasing commissions (per rentable square foot) (1)	$1.40	$0.74	$0.89
__________
(1)    Weighted average per rentable square foot on an annual basis over the lease term.

Annual combined GAAP rents for new and renewal leases signed in the third quarter were $31.04 per rentable square foot, 10.2% higher compared to previous leases in the same office spaces.

We strive to maintain a diverse, stable and creditworthy customer base. We have an internal guideline whereby customers that account for more than 3% of our revenues are periodically reviewed with the Company’s Board of Directors. As of September 30, 2023, Bank of America (4.0%) and Asurion (3.5%) accounted for more than 3% of our annualized GAAP revenues.

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

Net Operating Income

Whether or not we record increasing net operating income (“NOI”) in our same property portfolio typically depends upon our ability to garner higher rental revenues, whether from higher average occupancy, higher GAAP rents per rentable square foot or higher cost recovery income, that exceed any corresponding growth in operating expenses. Same property NOI was $1.1 million, or 0.8%, lower in the third quarter of 2023 as compared to 2022 primarily due to an increase in same property expenses.

In addition to the effect of same property NOI, whether or not NOI increases typically depends upon whether the NOI from our acquired properties and development properties placed in service exceeds the NOI from property dispositions. NOI was $0.8 million, or 0.5%, lower in the third quarter of 2023 as compared to 2022 primarily due to lower same property NOI, NOI lost from property dispositions and the deconsolidation of our Highwoods-Markel Associates, LLC joint venture (“Markel”), partially offset by the acquisition of SIX50 at Legacy Union and development properties placed in service.

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

Liquidity and Capital Resources

Our plan is to continue to maintain a flexible balance sheet with ample liquidity to fund our operations and growth prospects. As of October 17, 2023, we had approximately $16 million of existing cash and $205.0 million drawn on our $750.0 million revolving credit facility, which is scheduled to mature in March 2025 (but which can be extended for two additional six-month periods at our option). As of September 30, 2023, our leverage ratio, as measured by the ratio of our mortgages and notes payable and outstanding preferred stock to the undepreciated book value of our assets, was 41.9%, and there were 107.9 million diluted shares of Common Stock outstanding.

Rental and other revenues are our principal source of funds to meet our short-term liquidity requirements. Other sources of funds for short-term liquidity needs include available working capital and borrowings under our revolving credit facility, which had $544.1 million of availability as of October 17, 2023. Our short-term liquidity requirements primarily consist of operating expenses, interest and principal amortization on our debt, distributions and capital expenditures, including building improvement costs, tenant improvement costs and lease commissions. Building improvements are capital costs to maintain or enhance existing buildings not typically related to a specific customer. Tenant improvements are the costs required to customize space for the specific needs of customers. We anticipate that our available cash and cash equivalents and cash provided by operating activities and planned financing activities, including borrowings under our revolving credit facility, will be adequate to meet our short-term liquidity requirements. We use our revolving credit facility for working capital purposes and for the short-term funding of our development and acquisition activity and, in certain instances, the repayment of other debt. Continued ability to borrow under the revolving credit facility allows us to quickly capitalize on strategic opportunities at short-term interest rates.

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

•issuance of equity securities by the Company or the Operating Partnership; and

•the disposition of non-core assets.

We have no debt scheduled to mature prior to 2025 other than our $200.0 million, two-year unsecured bank term loan that is scheduled to mature in October 2024 (but which can be extended for one additional year at our option). We generally believe we will be able to satisfy these obligations with existing cash, borrowings under our revolving credit facility, new bank term loans, issuance of other unsecured debt, mortgage debt and/or proceeds from the sale of additional non-core assets.

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

Three Months Ended September 30, 2023 and 2022

Rental and Other Revenues

Rental and other revenues were relatively unchanged in the third quarter of 2023 as compared to 2022. Rental and other revenues increased due to the acquisition of SIX50 at Legacy Union and development properties placed in service, which increased rental and other revenues by $2.1 million and $1.1 million, respectively. These increases were offset by the deconsolidation of our Markel joint venture and lost revenue from property dispositions, which decreased rental and other revenues by $1.6 million and $1.4 million, respectively.

Operating Expenses

Rental property and other expenses were $0.9 million, or 1.3%, higher in the third quarter of 2023 as compared to 2022 primarily due to higher same property operating expenses, the acquisition of SIX50 at Legacy Union and development properties placed in service, which increased operating expenses by $1.6 million, $0.4 million and $0.2 million, respectively. Same property operating expenses were higher primarily due to higher contract services, property insurance, repairs and maintenance and utilities. These increases were partially offset by decreases in operating expenses from the deconsolidation of our Markel joint venture and property dispositions, which decreased operating expenses by $0.7 million and $0.5 million, respectively.

Depreciation and amortization was $1.7 million, or 2.3%, higher in the third quarter of 2023 as compared to 2022 primarily due to higher same property depreciation and amortization, the acquisition of SIX50 at Legacy Union and development properties placed in service, partially offset by property dispositions and the deconsolidation of our Markel joint venture.

We recorded an impairment charge of $1.5 million on a non-core land parcel in Pittsburgh in the third quarter of 2022. We recorded no such impairment in 2023.

General and administrative expenses were $0.7 million, or 7.4%, lower in the third quarter of 2023 as compared to 2022 primarily due to lower equity incentive compensation and office rent.

Interest Expense

Interest expense was $7.9 million, or 29.8%, higher in the third quarter of 2023 as compared to 2022 primarily due to higher average interest rates and higher average debt balances, partially offset by higher capitalized interest.

Other Income

Other income was $0.6 million higher in the third quarter of 2023 as compared to 2022 primarily due to interest income on the loan provided to the 2827 Peachtree joint venture.

Gains on Disposition of Property

Gains on disposition of property were $9.4 million lower in the third quarter of 2023 as compared to 2022.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $0.1 million lower in the third quarter of 2023 as compared to 2022 primarily due to expenses on Granite Park Six which was placed in service in the third quarter of 2023, partially offset by the deconsolidation of our Markel joint venture and the acquisition of McKinney and Olive.

Earnings Per Common Share - Diluted

Diluted earnings per common share was $0.15 lower in the third quarter of 2023 as compared to 2022 due to a decrease in net income for the reasons discussed above.

Nine Months Ended September 30, 2023 and 2022

Rental and Other Revenues

Rental and other revenues were $9.9 million, or 1.6%, higher in the nine months ended September 30, 2023 as compared to 2022 primarily due to the acquisition of SIX50 at Legacy Union, higher same property revenues and development properties placed in service, which increased rental and other revenues by $8.9 million, $7.0 million and $4.7 million, respectively. Same property rental and other revenues were higher primarily due to higher average GAAP rents per rentable square foot, higher cost recovery and parking income and lower credit losses, partially offset by a decrease in average occupancy and lower termination fees. These increases were partially offset by lost revenue from property dispositions and the deconsolidation of our Markel joint venture, which decreased rental and other revenues by $6.0 million and $4.4 million, respectively.

Operating Expenses

Rental property and other expenses were $9.1 million, or 4.8%, higher in the nine months ended September 30, 2023 as compared to 2022 primarily due to higher same property operating expenses, the acquisition of SIX50 at Legacy Union, carry costs for acquired land parcels and development properties placed in service, which increased operating expenses by $10.2 million, $1.9 million, $0.8 million and $0.5 million, respectively. Same property operating expenses were higher primarily due to higher contract services, utilities, repairs and maintenance, property insurance and property taxes. These increases were partially offset by decreases in operating expenses from property dispositions and the deconsolidation of our Markel joint venture, which decreased operating expenses by $2.3 million and $1.7 million, respectively.

Depreciation and amortization was $8.0 million, or 3.7%, higher in the nine months ended September 30, 2023 as compared to 2022 primarily due to higher same property depreciation and amortization, the acquisition of SIX50 at Legacy Union and development properties placed in service, partially offset by property dispositions and the deconsolidation of our Markel joint venture.

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

General and administrative expenses were $2.1 million, or 6.3%, lower in the nine months ended September 30, 2023 as compared to 2022 primarily due to lower equity incentive compensation and office rent, partially offset by gains on deferred compensation plan investments (which is fully offset by a corresponding increase in other income).

Interest Expense

Interest expense was $25.6 million, or 33.8%, higher in the nine months ended September 30, 2023 as compared to 2022 primarily due to higher average interest rates and higher average debt balances, partially offset by higher capitalized interest.

Other Income

Other income was $2.5 million higher in the nine months ended September 30, 2023 as compared to 2022 primarily due to dividend income from short-term preferred equity contributed to the McKinney and Olive joint venture, interest income on the loan provided to the 2827 Peachtree joint venture and gains on deferred compensation plan investments (which is fully offset by a corresponding increase in general and administrative expenses).

Gains on Disposition of Property

Gains on disposition of property were $43.7 million lower in the nine months ended September 30, 2023 as compared to 2022.

Gain on Deconsolidation of Affiliate

We recognized a gain on deconsolidation of $11.8 million in the nine months ended September 30, 2023 related to adjusting our retained interest in Markel to fair value.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $0.8 million higher in the nine months ended September 30, 2023 as compared to 2022 primarily due to the deconsolidation of our Markel joint venture and the acquisition of McKinney and Olive, partially offset by expenses on Granite Park Six which was placed in service in the third quarter of 2023.

Earnings Per Common Share - Diluted

Diluted earnings per common share was $0.20 lower in the nine months ended September 30, 2023 as compared to 2022 due to a decrease in net income for the reasons discussed above.

Liquidity and Capital Resources

Statements of Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in the Company’s cash flows (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change
Net Cash Provided By Operating Activities	$284,171	$319,879	$(35,708)
Net Cash Used In Investing Activities	(130,967)	(341,593)	210,626
Net Cash Provided By/(Used In) Financing Activities	(152,213)	19,609	(171,822)
Total Cash Flows	$991	$(2,105)	$3,096

The change in net cash provided by operating activities in the nine months ended September 30, 2023 as compared to 2022 was primarily due to higher interest expense, property dispositions and changes in operating assets and liabilities, partially offset by net cash from the operations of SIX50 at Legacy Union acquired in the prior year and development properties placed in service.

The change in net cash used in investing activities in the nine months ended September 30, 2023 as compared to 2022 was primarily due to lower acquisition activity, the redemption of our short-term preferred equity investment in the McKinney and Olive joint venture and lower investments in tenant improvements, partially offset by lower net proceeds from disposition activity, higher investments in the 2827 Peachtree, 23Springs and Midtown East joint ventures and higher investments in building improvements.

The change in net cash provided by/(used in) financing activities in the nine months ended September 30, 2023 as compared to 2022 was primarily due to lower net debt borrowings.

Capitalization

The following table sets forth the Company’s capitalization (in thousands, except per share amounts):

	September 30, 2023	December 31, 2022
Mortgages and notes payable, net, at recorded book value	$3,212,185	$3,197,215
Preferred Stock, at liquidation value	$28,811	$28,821
Common Stock outstanding	105,693	105,211
Common Units outstanding (not owned by the Company)	2,157	2,358
Per share stock price at period end	$20.61	$27.98
Market value of Common Stock and Common Units	$2,222,789	$3,009,781
Total capitalization	$5,463,785	$6,235,817

As of September 30, 2023, our mortgages and notes payable and outstanding preferred stock represented 59.3% of our total capitalization and 41.9% of the undepreciated book value of our assets. See also “Executive Summary - Liquidity and Capital Resources.”

Our mortgages and notes payable as of September 30, 2023 consisted of $677.8 million of secured indebtedness with a weighted average interest rate of 4.23% and $2,549.5 million of unsecured indebtedness with a weighted average interest rate of 4.39%. The secured indebtedness was collateralized by real estate assets with an undepreciated book value of $1,170.7 million. As of September 30, 2023, $755.0 million of our debt bears interest at floating rates.

Investment Activity

In the normal course of business, we regularly evaluate potential acquisitions. As a result, from time to time, we may have one or more potential acquisitions under consideration that are in varying stages of evaluation, negotiation or due diligence, including potential acquisitions that are subject to non-binding letters of intent or enforceable contracts. Consummation of any transaction is subject to a number of contingencies, including the satisfaction of customary closing conditions. No assurances can be provided that we will acquire any properties in the future. See “Item 1A. Risk Factors - Risks Related to our Capital Recycling Activity - Recent and future acquisitions and development properties may fail to perform in accordance with our expectations and may require renovation and development costs exceeding our estimates” in our 2022 Annual Report on Form 10-K

As of September 30, 2023, we were developing 0.8 million rentable square feet of office properties. The following table summarizes these announced and in-process office developments:

Property	Market	Own %	Consolidated (Y/N)	Rentable Square Feet	Anticipated Total Investment (1)	Investment as of September 30, 2023	Pre Leased %	Estimated Completion	Estimated Stabilization
					($ in thousands)
23Springs	Dallas	50.0%	N	642,000	$460,000	$123,181	17.1%	1Q 25	1Q 28
Midtown East	Tampa	50.0%	N	143,000	83,000	21,785	16.1	1Q 25	2Q 26
Four Morrocroft (2)	Charlotte	100.0%	Y	18,000	12,000	6,678	100.0	2Q 24	2Q 24
				803,000	$555,000	$151,644	18.8%
__________
(1)Includes estimated lease up costs for tenant improvements and lease commissions until the property has reached stabilization.
(2)Investment includes deferred lease commissions which are classified in deferred leasing costs on our Consolidated Balance Sheet.

Financing Activity

During the first quarter of 2023, we entered into separate equity distribution agreements with each of Wells Fargo Securities, LLC, BofA Securities, Inc., BTIG, LLC, Jefferies LLC, J.P. Morgan Securities LLC, Regions Securities LLC, TD Securities (USA) LLC and Truist Securities, Inc. Under the terms of the equity distribution agreements, the Company may offer and sell up to $300.0 million in aggregate gross sales price of shares of Common Stock from time to time through such firms, acting as agents of the Company or as principals. Sales of the shares, if any, may be made by means of ordinary brokers’ transactions on the New York Stock Exchange (“NYSE”) or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices or as otherwise agreed with any of such firms (which may include block trades). During the third quarter of 2023, there were no shares of common stock issued under these agreements.

Our $750.0 million unsecured revolving credit facility is scheduled to mature in March 2025 and includes an accordion feature that currently allows for an additional $200.0 million of borrowing capacity subject to additional lender commitments. Assuming no defaults have occurred, we have an option to extend the maturity for two additional six-month periods. The interest rate on our revolving credit facility is SOFR plus a related spread adjustment of 10 basis points and a borrowing spread of 85 basis points, based on current credit ratings. The annual facility fee is 20 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody’s Investors Service or Standard & Poor’s Ratings Services. We may be entitled to a temporary reduction in the interest rate of one basis point provided we meet certain sustainability goals with respect to the ongoing reduction of greenhouse gas emissions. There was $205.0 million outstanding under our revolving credit facility as of both September 30, 2023 and October 17, 2023. As of both September 30, 2023 and October 17, 2023, we had $0.9 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility as of both September 30, 2023 and October 17, 2023 was $544.1 million.

We own an 80.0% interest in the Midtown West joint venture, which is consolidated. On October 23, 2023, the joint venture obtained a $45.0 million, five-year secured mortgage loan from a third party lender, with an effective fixed rate of 7.29%. This loan is scheduled to mature in November 2028. The joint venture is expected to incur $0.8 million of debt issuance costs, which will be amortized over the term of the loan.

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

On October 18, 2023, the Company declared a cash dividend of $0.50 per share of Common Stock, which is payable on December 12, 2023 to stockholders of record as of November 20, 2023.

During the third quarter of 2023, the Company declared and paid a cash dividend of $0.50 per share of Common Stock.

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

We had $16.9 million of cash and cash equivalents as of September 30, 2023. The unused capacity of our revolving credit facility as of both September 30, 2023 and October 17, 2023 was $544.1 million, excluding an accordion feature that allows for an additional $200.0 million of borrowing capacity subject to additional lender commitments.

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

See also “Executive Summary - Liquidity and Capital Resources.”

Critical Accounting Estimates

There were no changes made by management to the critical accounting policies in the nine months ended September 30, 2023. For a description of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our 2022 Annual Report on Form 10-K.

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

The following table sets forth the Company’s FFO, FFO available for common stockholders and FFO available for common stockholders per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Funds from operations:
Net income	$23,171	$40,110	$111,995	$134,815
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates	5	(357)	488	(880)
Depreciation and amortization of real estate assets	74,048	72,323	218,423	210,362
Impairments of depreciable properties	—	—	—	35,000
(Gains) on disposition of depreciable properties	—	—	(19,368)	(47,807)
(Gain) on deconsolidation of affiliate	—	—	(11,778)	—
Unconsolidated affiliates:
Depreciation and amortization of real estate assets	3,209	181	8,655	548
Funds from operations	100,433	112,257	308,415	332,038
Dividends on Preferred Stock	(622)	(621)	(1,864)	(1,864)
Funds from operations available for common stockholders	$99,811	$111,636	$306,551	$330,174
Funds from operations available for common stockholders per share	$0.93	$1.04	$2.84	$3.07
Weighted average shares outstanding (1)	107,832	107,601	107,762	107,570
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

As of September 30, 2023, our same property portfolio consisted of 155 in-service properties encompassing 26.7 million rentable square feet that were wholly owned during the entirety of the periods presented (from January 1, 2022 to September 30, 2023). As of December 31, 2022, our same property portfolio consisted of 148 in-service properties encompassing 24.4 million rentable square feet that were wholly owned during the entirety of the periods presented (from January 1, 2021 to December 31, 2022). The change in our same property portfolio was due to the addition of seven acquired properties encompassing 1.6 million rentable square feet acquired during 2021 and three newly developed properties encompassing 0.9 million rentable square feet placed in service during 2021, offset by the removal of three properties encompassing 0.3 million rentable square feet that were sold during 2023.

Rental and other revenues related to properties not in our same property portfolio were $5.5 million and $5.9 million for the three months ended September 30, 2023 and 2022, respectively, and $19.1 million and $16.2 million for the nine months ended September 30, 2023, and 2022, respectively. Rental property and other expenses related to properties not in our same property portfolio were $1.4 million and $2.2 million for the three months ended September 30, 2023 and 2022, respectively, and $5.9 million and $7.0 million for the nine months ended September 30, 2023 and 2022, respectively.

The following table sets forth the Company’s NOI, same property NOI and same property cash NOI (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$23,171	$40,110	$111,995	$134,815
Equity in earnings of unconsolidated affiliates	(400)	(457)	(1,902)	(1,083)
Gain on deconsolidation of affiliate	—	—	(11,778)	—
Gains on disposition of property	—	(9,402)	(19,818)	(63,546)
Other income	(754)	(138)	(3,082)	(621)
Interest expense	34,247	26,392	101,408	75,812
General and administrative expenses	8,873	9,586	30,668	32,733
Impairments of real estate assets	—	1,515	—	36,515
Depreciation and amortization	74,765	73,057	220,416	212,466
Net operating income	139,902	140,663	427,907	427,091
Non same property and other net operating income	(4,009)	(3,712)	(13,254)	(9,213)
Same property net operating income	$135,893	$136,951	$414,653	$417,878

Same property net operating income	$135,893	$136,951	$414,653	$417,878
Lease termination fees, straight-line rent and other non-cash adjustments	(3,294)	(6,892)	(13,008)	(18,883)
Same property cash net operating income	$132,599	$130,059	$401,645	$398,995

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

As of September 30, 2023, we had $2,472.3 million principal amount of fixed rate debt outstanding, a $194.7 million increase as compared to December 31, 2022. The estimated aggregate fair market value of this debt was $2,054.6 million. If interest rates had been 100 basis points higher, the aggregate fair market value of our fixed rate debt would have been $99.2 million lower. If interest rates had been 100 basis points lower, the aggregate fair market value of our fixed rate debt would have been $105.6 million higher.

As of September 30, 2023, we had $755.0 million of variable rate debt outstanding, a $181.0 million decrease as compared to December 31, 2022. If the weighted average interest rate on this variable rate debt had been 100 basis points higher or lower, the annual interest expense as of September 30, 2023 would increase or decrease by $7.6 million.

ITEM 4. CONTROLS AND PROCEDURES

SEC rules require us to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our annual and periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow for timely decisions regarding required disclosure. The Company’s CEO and CFO have concluded that the disclosure controls and procedures of the Company and the Operating Partnership were each effective as of September 30, 2023.

SEC rules also require us to establish and maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in internal control over financial reporting during the three months ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were also no changes in internal control over financial reporting during the three months ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the third quarter of 2023, the Company issued an aggregate of 193,907 shares of Common Stock to holders of Common Units in the Operating Partnership upon the redemption of a like number of Common Units in private offerings exempt from the registration requirements pursuant to Section 4(2) of the Securities Act. Each of the holders of Common Units was an accredited investor under Rule 501 of the Securities Act. The resale of such shares was registered by the Company under the Securities Act.

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

Date: October 24, 2023