Form 10-K
period 2023-12-31
HIGHWOODS PROPERTIES, INC.; HIGHWOODS REALTY LTD PARTNERSHIP
filed 2024-02-06
CIK 921082, 941713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2023
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
Highwoods Properties, Inc.  ☐        Highwoods Realty Limited Partnership   ☐

The aggregate market value of shares of Common Stock of Highwoods Properties, Inc. held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on June 30, 2023 was approximately $2.5 billion. As of January 26, 2024, there were 105,710,315 shares of Common Stock outstanding.

There is no public trading market for the Common Units of Highwoods Realty Limited Partnership. As a result, an aggregate market value of the Common Units of Highwoods Realty Limited Partnership cannot be determined.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of Highwoods Properties, Inc. to be filed in connection with its Annual Meeting of Stockholders to be held May 14, 2024 are incorporated by reference in Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14.

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

Certain information contained herein is presented as of January 26, 2024, the latest practicable date for financial information prior to the filing of this Annual Report.

Except as otherwise noted, all property-level operational information presented herein, including the information set forth in “Part I, Item 2. Properties,” includes in-service wholly owned properties and in-service properties owned by consolidated joint ventures (at 100%). Development projects are not considered in-service properties until such projects are completed and stabilized. Stabilization occurs at the beginning of the first quarter after the earlier of: (1) the projected stabilization date; or (2) the date on which a project's occupancy generally exceeds 93%.

This report combines the Annual Reports on Form 10-K for the period ended December 31, 2023 of the Company and the Operating Partnership. We believe combining the annual reports into this single report results in the following benefits:

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

•Note 10 - Equity; and

•Note 12 - Earnings Per Share and Per Unit.

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

As of December 31, 2023, the Company owned all of the Preferred Units and 105.3 million, or 98.0%, of the Common Units in the Operating Partnership. Limited partners owned the remaining 2.2 million Common Units. Generally, the Operating Partnership is obligated to redeem each Common Unit at the request of the unitholder for cash equal to the value of one share of Common Stock based on the average of the market price for the 10 trading days immediately preceding the notice date of such redemption, provided that the Company, at its option, may elect to acquire any such Common Units presented for redemption for cash or one share of Common Stock. The Common Units owned by the Company are not redeemable.

The Company was incorporated in Maryland in 1994. The Operating Partnership was formed in North Carolina in 1994. Our executive offices are located at 150 Fayetteville Street, Suite 1400, Raleigh, NC 27601, and our telephone number is (919) 872-4924.

Our primary business is the operation, acquisition and development of office properties. There are no material inter-segment transactions. See Note 14 to our Consolidated Financial Statements for a summary of the rental and other revenues, net operating income and assets for each reportable segment.

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

During 2023, the Company filed unqualified Section 303A certifications with the NYSE. The Company and the Operating Partnership have also filed the CEO and CFO certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as exhibits to this Annual Report.

Our Strategy

We are in the work-placemaking business. We believe that by creating environments and experiences where the best and brightest can achieve together what they cannot apart, we can deliver greater value to our customers, their teammates and, in turn, our stakeholders. Our simple strategy is to own and operate high-quality workplaces in the BBDs within our footprint, maintain a strong balance sheet to be opportunistic throughout economic cycles, employ a talented and dedicated team and communicate transparently with all stakeholders. We focus on owning and managing buildings in the most dynamic and vibrant BBDs. BBDs are highly-energized and amenitized workplace locations that enhance our customers’ ability to attract and retain talent. They are both urban and suburban. Providing the most talent-supportive workplace options in these environments is core to our work-placemaking strategy.

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

Since the beginning of 2019, we have acquired (on a wholly-owned or joint venture basis) 4.0 million square feet of trophy office assets for a total gross investment of $1.9 billion, placed in service 2.1 million square feet of highly pre-leased new office development for a total gross investment of $762.0 million and sold 7.5 million square feet of non-core assets for $1.2 billion. As of December 31, 2023, our wholly-owned and joint venture development pipeline consisted of in-process and recently completed but not yet stabilized developments with a total anticipated gross investment of $928.6 million. During this timeframe, we have completed our exit from Greensboro and Memphis, announced our plan to exit Pittsburgh and entered Charlotte and Dallas, two higher-growth markets.

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

Environmental Resiliency

We are firmly committed to our intrinsic and societal responsibility to routinely minimize all environmental impacts resulting from the development and operation of our properties. Our plan is to continue minimizing our energy intensity, carbon emissions and water consumption and strive to mitigate pollution, ensure environmental compliance and create healthy and productive workspaces for our customers and communities. To support and advance the environmental component of our long-term resiliency initiatives, we have formed a management-level corporate resiliency team that is overseen by the investment committee of the Company’s Board of Directors. The corporate resiliency team, comprised of a diverse group of disciplines including executive leadership, is charged with refining our long-term resiliency strategy, driving performance improvements across our portfolio and establishing and tracking progress towards goals. More information regarding our sustainability strategy and progress towards reaching our target goals is available in our annual corporate resiliency report that can be found under the “Service Not Space/Resiliency” section of our website. Information on our website is not considered part of this Annual Report.

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

Human Capital Resources

We focus our real estate activities in markets where we have extensive local knowledge and own a significant amount of assets. As a result, we operate division offices in Atlanta, Nashville, Orlando, Raleigh, Richmond and Tampa, which are led by seasoned real estate professionals with significant commercial real estate experience managing across multiple economic cycles. Over the long-term, we plan to open division offices in Charlotte and Dallas. Shared corporate services, such as accounting, technology, development, portfolio operations, marketing, human resources, legal and tax, are primarily based in Raleigh. Our senior leadership team, led by our CEO, is based in Raleigh and oversees all of the Company’s operations.

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

•our established detailed service request process creates chain of custody for a customer request and tracks status and response time, which enables proactive identification of any underperforming equipment and vital reconnaissance for process improvement and leverage when specifying all aspects of any new construction; and

•our first-hand relationships with our customers lead to better experiences for our customers and their teammates and often result in customers seeking renewals and additional space.

Above all, being a fully-integrated REIT across these diverse functional areas gives us the benefit of engaging and responding to our customers’ needs as an owner versus a vendor. We believe this distinction, a core component of our value proposition, translates into improved customer experience and higher customer retention.

We had 349 full-time employees as of December 31, 2023, four more than we had as of December 31, 2022. Over the past three years, our average annual turnover rate was 17%, substantially lower than the average national industry turnover rate of 26% as reported by the Bureau of Labor Statistics. Our turnover rate was 13% for 2023, significantly lower than the turnover rate we experienced in 2021 and 2022 largely due to the volatility in the job markets in the aftermath of the COVID-19 pandemic. Through our efforts in providing internship and cooperative education opportunities for future real estate professionals, we have also identified a pool of talented professionals capable of filling future hiring needs. As of December 31, 2023, the average tenure of our employees was 10 years and the average age was 49 years.

Approximately 70% of our employees work in one of our division offices, most of which are directly involved in the management and maintenance of our portfolio. These include property managers, maintenance engineers and technicians, HVAC technicians and project managers. Personnel salaries and related costs of employees directly involved in the management and maintenance of our portfolio are allocated to our portfolio and recorded as rental property and other expenses. Approximately 2% of our employees work in our corporate development department and are directly involved in our development pipeline. When applicable, personnel salaries and related costs of such development employees are capitalized as a development expenditure. Approximately 3% of our employees are leasing professionals principally responsible for leasing our portfolio. When applicable, commissions and related costs of such leasing employees are capitalized as a leasing expenditure. Generally, all other employee costs are recorded as general and administrative expenses. In 2023, the total cost of our workforce, including salaries, commissions, bonuses, equity and non-equity incentive compensation and employee benefits, was approximately $59 million.

We continually conduct risk assessments of our human capital needs. Additionally, we prioritize succession planning across various levels of our company to ensure seamless transitions as employees are promoted, retire or otherwise depart from their current positions. One of our most significant human capital risks, which has been identified by many employers in our markets and throughout the country, is an expected shortage of trade professionals in the future, as there are fewer younger trade professionals entering the workforce to replace retiring workers. Approximately 34% of our employees are highly specialized and skilled trade professionals, such as maintenance engineers and technicians and HVAC technicians. The average age of our trade professionals is 53 years, which is approximately five years older than the average age of the remainder of our employee base. To proactively combat the potential future shortage of skilled trade professionals, we have partnered with local trade schools in some of our markets to implement an apprenticeship program to encourage and incentivize younger workers to obtain the technical skills necessary to become a trade professional. In turn, we hope this program will create a pipeline of future maintenance engineers and technicians and HVAC technicians to join our company.

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

•Respect: Support a diverse and accepting team striving to maintain balance between career and personal life; and

•Culture: Create and preserve an environment where employees are acknowledged, honored and rewarded for hard work, creativity, energy, collegiality, teamwork, initiative and a measured drive to achieve, all in an honest and respectful manner.

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

•Competitive match on contributions to our 401(k) retirement savings plan, in which over 97% of our employees participate; and

•15% discount on purchasing Common Stock through our employee stock purchase plan, in which nearly 29% of our employees participate.

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

We do not believe that we have compensation policies or practices that create risks that are reasonably likely to have a material adverse effect on our company. For example, the development cash incentive program does not create an inappropriate risk because all development projects (inclusive of any such incentive compensation) must be approved in advance by our executive officers and, in most cases, the full board or the investment committee of our board, none of whom are eligible to receive such incentives. Likewise, the payment of leasing commissions does not create an inappropriate risk because amounts payable are derived from net effective cash rents (which deducts leasing capital expenditures and operating expenses) and leases must be executed by an officer of our company, none of whom are eligible to receive such commissions. Generally, lease transactions of a particular size or that contain terms or conditions that exceed certain guidelines also must be approved in advance by our senior leadership team. Additionally, we have an internal guideline whereby customers that account for more than 3% of our annualized revenues are periodically reviewed with the board. As of December 31, 2023, only Bank of America (4.0%) and Asurion (3.5%) accounted for more than 3% of our annualized GAAP revenues.

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

Employee Well-being. We believe a resilient portfolio starts with having resilient employees. Our well-being initiatives focus on the “whole person,” as we are concerned not only for the on-the-job health and safety of our employees, but also for their ability to lead healthy and productive personal lives. To that end, we have established wellness committees in each of our locations and have a “HIW Well-being” program to promote holistic well-being. Our health benefit plans are designed to improve the overall health of our employees by decreasing costs and improving access to quality healthcare.

Employee Empowerment. While we own and operate a collection of high-quality office assets, we believe our team of dedicated real estate professionals is also critically important to our success. Since the beginning of 2018, by simplifying and streamlining our operations, we have reduced our overall headcount by nearly 100. This right-sizing of our employee base has created, and will continue to create, opportunities for individual career growth. The Company has long demonstrated a commitment to individual career growth. For example, nearly half of our current employees have had significant career advancement during their tenure with us. Through periodic career conversations that are held at least once a year with our employees, we create an environment that fosters and encourages an “ownership” mentality throughout our company and empowers our employees to continuously seek new and better ways of doing business.

In addition to supporting the career growth of our employees, we also seek to grow as an employer. We periodically solicit feedback from our employees through the use of employee engagement surveys to monitor and improve employee satisfaction in order to retain and recruit a talented workforce. During 2021, we surveyed all of our employees with respect to diversity and inclusion and many of our employees with respect to work environment satisfaction. We conducted an engagement survey in each of the last two years.

Diversity and Inclusion. Diversity and inclusion is a core value for our company. We strive to create a diverse and inclusive environment in an authentic and meaningful way. We are an equal opportunity employer, with all qualified applicants receiving consideration for employment without regard to race, color, religion, sex, sexual orientation, gender identity, national origin, disability or protected veteran status. As of December 31, 2023, 37% of our employees were female and 28% of our employees were persons of color. Of the new employees hired during 2023, 45% were female and 41% were persons of color.

We have a robust diversity and inclusion program, called the “Heart of Highwoods,” with the overall goal of creating opportunities for all people in the commercial real estate industry, in the local communities in which we operate and among our own teammates at the Company. First, like all federal government contractors, we have established goals and methods to be sure we are providing opportunities to small and minority vendors to compete for work with our company. Second, we are providing opportunities for our employees to volunteer within their communities through the recently added paid volunteer time off benefit and an additional paid holiday on Martin Luther King, Jr. Day, a national day of service. Third, we have a diversity and inclusion group, called the “DIG,” made up of employees who advocate for diversity and inclusion throughout our company. In 2023, the DIG focused its efforts on fostering Company-wide communication and inclusion, supporting our partnerships with local schools and programs that support students with limited economic resources and continuing to expand and diversify our vendor base.

ITEM 1A. RISK FACTORS

An investment in our securities involves various risks. Investors should carefully consider the following risk factors in conjunction with the other information contained in this Annual Report before trading in our securities. If any of these risks actually occur, our business, results of operations, prospects and financial condition could be adversely affected.

Risks Related to our Operations

The continued social acceptance, desirability and perceived economic benefits of work-from-home arrangements could materially and negatively impact the future demand for office space over the long-term. The COVID-19 pandemic had, and another pandemic in the future could have, repercussions across regional and global economies and financial markets. Most countries, including the United States, reacted to the pandemic by restricting many business and travel activities, mandating the partial or complete closures of certain businesses and schools and taking other actions to mitigate the spread of the virus, most of which had a disruptive effect on economic activity, including the use of and demand for office space. Many private businesses, including some of our customers, continue to permit some or all of their employees to work from home some or all of the time even after the pandemic has subsided. The continued social acceptance, desirability and perceived economic benefits of work-from-home arrangements initially prompted by the pandemic could materially and negatively impact future demand for office space over the long-term.

Adverse economic conditions in our markets that negatively impact the demand for office space, such as high unemployment, may result in lower occupancy and rental rates for our portfolio, which would adversely affect our results of operations. Our operating results heavily depend on successfully leasing and operating the office space in our portfolio. Economic growth and office employment levels in our core markets are important factors, among others, in predicting our future operating results.

The key components affecting our rental and other revenues are average occupancy, rental rates, cost recovery income, new developments placed in service, acquisitions and dispositions. Average occupancy generally increases during times of improving economic growth, as our ability to lease space outpaces vacancies that occur upon the expirations of existing leases. Average occupancy generally declines during times of slower or negative economic growth when new vacancies tend to outpace our ability to lease space. In addition, the timing of changes in occupancy levels tends to lag the timing of changes in overall economic activity and employment levels. Occupancy in our office portfolio decreased from 91.0% as of December 31, 2022 to 88.8% as of December 31, 2023. Average occupancy in future periods will be lower, perhaps significantly, if potential changes in customer behavior, such as the continued social acceptance, desirability and perceived economic benefits of work-from-home arrangements, result in reduced future demand for office space over the long-term. For additional information regarding our average occupancy and rental rate trends over the past five years, see “Item 2. Properties.” Lower rental revenues that result from lower average occupancy or lower rental rates with respect to our same property portfolio will adversely affect our results of operations unless offset by the impact of any newly acquired or developed properties or lower variable operating expenses, general and administrative expenses and/or interest expense.

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

Compliance with new laws or regulations or stricter interpretation of existing laws may require us to incur significant expenditures. Future laws or regulations may impose significant environmental liability. Additionally, our customers’ operations, operations in the vicinity of our properties such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply and that may subject us to liability in the form of fines or damages for noncompliance. Any expenditures, fines or damages we must pay would adversely affect our results of operations.

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

Our same property results of operations would suffer if costs of operating our properties, such as real estate taxes, utilities, insurance, maintenance and other costs, rise faster than our ability to increase rental revenues and/or cost recovery income. While we receive additional rent from our customers that is based on recovering a portion of operating expenses, increased operating expenses will negatively impact our results of operations. Our revenues, including cost recovery income, are subject to longer-term leases and may not be quickly increased enough to recover an increase in operating costs and expenses. Furthermore, the costs associated with owning and operating a property are not necessarily reduced when circumstances such as market factors and competition cause a reduction in rental revenues from the property. Increases in same property operating expenses would adversely affect our results of operations unless offset by higher rental rates, higher cost recovery income, the impact of any newly acquired or developed properties, lower general and administrative expenses and/or lower interest expense.

Natural disasters and climate change could have an adverse impact on our cash flow and operating results. Climate change may add to the unpredictability and frequency of natural disasters and severe weather conditions and create additional uncertainty as to future trends and exposures. Many of our buildings are located in areas that are subject to natural disasters and severe weather conditions such as hurricanes, earthquakes, droughts, snow storms, floods and fires. The impact of climate change or the occurrence of natural disasters can delay new development projects, increase investment costs to repair or replace damaged properties, increase operating costs, necessitate additional investment costs to make improvements to existing properties to comply with climate change regulations or otherwise reduce the carbon footprint of our portfolio, increase future property insurance costs and negatively impact the demand for office space.

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

We have obtained title insurance policies for each of our properties, typically in an amount equal to its original purchase price. However, these policies may be for amounts less than the current or future value of our properties, particularly for land parcels on which we subsequently construct a building. In such event, if there is a title defect relating to any of our properties, we could lose some of the capital invested in and anticipated profits from such properties.

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

We face risks associated with security breaches through cyber attacks, cyber intrusions, ransomware or otherwise, as well as other significant disruptions of our information technology (“IT”) networks and related systems. We face risks associated with security breaches through cyber attacks or cyber intrusions over the Internet, malware, ransomware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of IT networks and related systems owned or used by us. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations (including managing our building systems) and, in some cases, may be critical to the operations of certain customers of ours. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems and have implemented various measures to manage the risk of a cybersecurity incident, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and are not generally recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate cybersecurity risks.

A cybersecurity incident involving IT networks and related systems owned or used by us could:

•disrupt the proper functioning of our networks and systems and therefore our operations and/or our customers' operations;

•result in misstated financial reports, violations of loan covenants, missed reporting deadlines and/or missed permitting deadlines;

•result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT;

•result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of, proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or expose us to damage claims by third-parties for disruptive, destructive or otherwise harmful purposes and outcomes;

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

We own certain properties subject to ground leases that limit our uses of the properties, restrict our ability to sell or otherwise transfer the properties and expose us to the loss of the properties if such agreements are breached by us, terminated or not renewed. As of December 31, 2023, we owned 2.8 million square feet of office space located on various land parcels that we lease on a long-term basis. Many of these ground leases impose significant limitations on our uses of the subject property, restrict our ability to sell or otherwise transfer our interests in the property or restrict our leasing of the property. These restrictions may limit our ability to timely sell or exchange the properties, impair the properties’ value or negatively impact our ability to find suitable customers for the properties. In addition, if we default under the terms of any particular ground lease, we may lose the ownership rights to the property subject to the ground lease. Upon expiration of a ground lease, we may not be able to renegotiate a new ground lease on favorable terms, if at all. The loss of the ownership rights to these properties or an increase of rental expense could have a material adverse effect on our results of operations, financial condition and cash flows.

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

Increases in interest rates would increase our interest expense. As of December 31, 2023, we had $370.0 million of variable rate debt outstanding not protected by interest rate hedge contracts. We may incur additional variable rate debt in the future. If interest rates increase, then so would the interest expense on our unhedged variable rate debt, which would adversely affect our financial condition and results of operations. From time to time, we manage our exposure to interest rate risk with interest rate hedge contracts that effectively fix or cap a portion of our variable rate debt. In addition, we utilize fixed rate debt at market rates. If interest rates decrease, the fair market value of any existing interest rate hedge contracts on outstanding fixed-rate debt would decline.

Our efforts to manage these exposures may not be successful. Our use of interest rate hedge contracts to manage risk associated with interest rate volatility may expose us to additional risks, including the risk that a counterparty to a hedge contract may fail to honor its obligations. Developing an effective interest rate risk strategy is complex and no strategy can completely insulate us from risks associated with interest rate fluctuations. There can be no assurance that our hedging activities will have the desired beneficial impact on our results of operations or financial condition. Termination of interest rate hedge contracts typically involves costs, such as transaction fees or breakage costs.

We face the risk that third parties will not be able to service or repay loans we make to them. From time to time, we have loaned, and in the future may loan, funds to a buyer to facilitate the sale of an asset or in connection with the formation of a joint venture to acquire and/or develop a property. Making these loans subjects us to the following risks, each of which could have a material adverse effect on our cash flow, results of operations and/or financial condition:

•the third party may be unable to make full and timely payments of interest and principal on the loan when due;

•if a buyer to whom we provide seller financing does not manage the property well, or the property otherwise fails to meet financial projections, performs poorly or declines in value, then the buyer may not have the funds or ability to raise new debt with which to make required payments of interest and principal to us and, if the seller financing is non-recourse, our only remedy in the event of a default would be to foreclose on the asset;

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

•the market’s perception of our business and growth prospects and potential future cash dividends;

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.
ITEM 1C. CYBERSECURITY

We face risks associated with security breaches through cyber attacks, cyber intrusions or otherwise, and other significant disruptions of information technology networks and related systems. See also “Item 1A. Risk Factors – Risks Related to our Operations – We face risks associated with security breaches through cyber attacks, cyber intrusions, ransomware or otherwise, as well as other significant disruptions of our information technology (“IT”) networks and related systems.” We have never experienced any cybersecurity incidents that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. With the assistance of a third party technology consulting firm, we have adopted and implemented an approach to identify and mitigate cybersecurity risks. For example, we are in the process of adopting and implementing many of the voluntary practices recommended under the National Institute of Standards and Technology cybersecurity framework, which we believe is a best practice for U.S.-based real estate companies.

Management’s information technology steering committee, which is led by the chief information officer and includes all of our executive officers, is responsible for assessing and managing material risks from cybersecurity threats from our own information technology networks and systems we use that are owned by third party service providers. Ryan Hunt has served as our chief information officer since June 2021. Mr. Hunt joined us in 1997 and quickly transitioned his focus to technology. He began his technology career on the IT help desk, served in various other roles within the technology department and most recently served in the role of senior director of application development. Mr. Hunt earned his Bachelor of Science degree in Management Information Systems from North Carolina State University.

Under the direction of our chief information officer with oversight from management’s steering committee, the Company has implemented a cybersecurity incident response plan that sets forth a process for detecting and responding to cybersecurity incidents, determining their scope and risk, developing an appropriate response to mitigate and remediate the incident, communicating effectively to all stakeholders and participants and reducing the likelihood of similar future incidents. In the event of a real or perceived cybersecurity incident, the chief information officer would, as soon as practicable, inform management’s steering committee, the members of which would then collaborate with the chief information officer to manage material risks.

As part of our overall enterprise risk management processes and to better evaluate our cybersecurity risks, we have conducted a business impact analysis by leveraging our annual company-wide enterprise risk management assessment to understand the relationship between our critical business operations and our information technology systems. We partner with a third party service provider to assist us on a real-time basis with detecting advanced threats, streamline and collaborate on investigations and recommend actions to further strengthen our systems and, if and when necessary, respond to incidents. In addition, we regularly engage independent third parties to test our cybersecurity processes and systems through consulting, independent audits and penetration testing. We also have a cyber risk insurance policy designed to help us mitigate risk exposure by offsetting costs involved with recovery and remediation after a cybersecurity breach or similar event.

We regularly conduct cybersecurity training to ensure all employees are aware of cybersecurity risks and to enable them to take steps to mitigate such risks. For example, all employees are required to successfully complete a cybersecurity risk module and assessment on a quarterly basis. As part of this program, we also take reasonable steps to ensure any employee who may come into possession of confidential financial or health information has received appropriate cybersecurity awareness training and, if applicable, payment card industry (PCI) training.

The audit committee of the Company’s Board of Directors is responsible for overseeing management’s information technology steering committee as well as management’s risk assessment and risk management processes designed to monitor and control cybersecurity threats. Management’s steering committee, led by the Company’s chief information officer, regularly briefs the audit committee on cybersecurity matters. These briefings generally occur on a quarterly basis. In the event we experience a cybersecurity incident that could materially affect us, including our business strategy, results of operations or financial condition, the Company’s chief information officer and other members of management’s steering committee (which include executive officers who are also part of our disclosure committee) would review the incident with the audit committee to consider whether and to what extent disclosure is required under Item 1.05 of Form 8-K.

ITEM 2. PROPERTIES

Properties

The following table sets forth information about our portfolio by geographic location as of December 31, 2023:

Market	Rentable Square Feet	Occupancy	Percentage of Annualized GAAP Rental Revenue (1)
Raleigh	6,197,000	90.2%	22.2%
Nashville	5,099,000	89.9	20.7
Atlanta	4,931,000	86.2	16.5
Tampa	3,224,000	87.4	12.3
Charlotte	1,973,000	95.6	10.8
Orlando	1,790,000	93.5	6.5
Richmond	1,843,000	81.7	4.2
Other	2,155,000	86.1	6.8
Total	27,212,000	88.8%	100.0%
__________
(1)Annualized GAAP Rental Revenue is GAAP rental revenue (base rent plus cost recovery income, including straight-line rent) from our office properties for the month of December 2023 multiplied by 12.

The following table sets forth the net changes in rentable square footage of our portfolio:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Acquisitions	—	367	2,266
Developments Placed In-Service	—	263	897
Remeasurements/Other	5	(11)	(3)
Dispositions	(383)	(437)	(1,661)
Net Change in Rentable Square Footage	(378)	182	1,499

The following table sets forth operating information about our portfolio:

	Average Occupancy	Annualized GAAP Rent Per Square Foot (1)	Annualized Cash Rent Per Square Foot (2)
2019	91.4%	$26.46	$25.06
2020	90.7%	$29.23	$28.21
2021	90.0%	$30.75	$29.63
2022	90.8%	$31.89	$30.51
2023	89.2%	$32.79	$32.18
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

Customers

The following table sets forth information concerning the 20 largest customers in our portfolio as of December 31, 2023:

Customer	Rentable Square Feet	Annualized GAAP Rental Revenue (1)	Percent of Total Annualized GAAP Rental Revenue (1)	Weighted Average Remaining Lease Term in Years
		(in thousands)
Bank of America	648,440	$31,544	3.98%	10.0
Asurion	543,794	27,473	3.47	12.8
Federal Government	784,598	22,177	2.80	4.7
Metropolitan Life Insurance	667,228	20,280	2.56	7.2
Bridgestone Americas	506,128	19,934	2.52	13.7
PPG Industries	370,927	10,732	1.35	7.5
Mars Petcare	223,700	9,820	1.24	7.4
Vanderbilt University	294,389	9,109	1.15	2.4
EQT	317,052	7,905	1.00	0.8
Bass, Berry & Sims	213,951	7,649	0.97	1.1
Albemarle Corporation	162,368	7,270	0.92	10.1
Deloitte & Touche	158,914	6,630	0.84	6.1
J.P. Morgan Chase & Co.	183,864	6,492	0.82	4.4
Novelis	168,949	5,863	0.74	0.7
Lifepoint Corporate Services	202,991	5,759	0.73	5.2
State of Georgia	288,443	5,622	0.71	1.3
Regus	169,833	5,498	0.69	4.8
CapFinancial Group	120,847	5,447	0.69	9.6
Delta Community Credit Union	128,589	5,250	0.66	8.8
The Cigna Group	180,728	5,080	0.64	4.0
Total	6,335,733	$225,534	28.48%	7.6
__________
(1)Annualized GAAP Rental Revenue is GAAP rental revenue (base rent plus cost recovery income, including straight-line rent) for the month of December 2023 multiplied by 12.

Lease Expirations

The following table sets forth scheduled lease expirations for existing leases in our portfolio as of December 31, 2023:

Lease Expiring (1)	Number of Leases Expiring	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases	Annualized GAAP Rental Revenue Under Expiring Leases (2)	Average Annual GAAP Rental Rate Per Square Foot for Expirations	Percent of Annualized GAAP Rental Revenue Represented by Expiring Leases (2)
				(in thousands)
2024 (3)	446	2,381,298	9.9%	$71,281	$29.93	9.0%
2025	432	3,390,298	14.0	100,995	29.79	12.7
2026	327	2,439,609	10.1	74,552	30.56	9.4
2027	278	2,416,406	10.0	74,053	30.65	9.3
2028	228	2,469,053	10.2	79,941	32.38	10.1
2029	158	1,671,077	6.9	50,873	30.44	6.4
2030	161	1,939,855	8.0	60,274	31.07	7.6
2031	81	2,415,349	10.0	79,928	33.09	10.1
2032	56	868,526	3.6	32,537	37.46	4.1
2033	48	1,108,657	4.6	40,423	36.46	5.1
Thereafter	100	3,061,210	12.7	127,349	41.60	16.2
	2,315	24,161,338	100.0%	$792,206	$32.79	100.0%
__________
(1)Expirations that have been renewed are reflected above based on the renewal expiration date. Expirations include leases related to completed not stabilized development properties but exclude leases related to developments in-process.
(2)Annualized GAAP Rental Revenue is GAAP rental revenue (base rent plus cost recovery income, including straight-line rent) for the month of December 2023 multiplied by 12.
(3)Includes 59,000 rentable square feet of leases that are on a month-to-month basis, which represent 0.2% of total annualized GAAP rental revenue.

In-Process Development

The following table summarizes our in-process office development activity as of December 31, 2023:

Property	Market	Own %	Consolidated (Y/N)	Rentable Square Feet	Anticipated Total Investment (1)	Investment as of December 31, 2023	Pre Leased %	Estimated Completion	Estimated Stabilization
					($ in thousands)
23Springs	Dallas	50.0%	N	642,000	$460,000	$150,421	33.4%	1Q 25	1Q 28
Midtown East	Tampa	50.0%	N	143,000	83,000	28,817	16.1	1Q 25	2Q 26
Four Morrocroft (2)	Charlotte	100.0%	Y	18,000	12,000	9,392	100.0	2Q 24	2Q 24
				803,000	$555,000	$188,630	31.8%
__________
(1)Includes estimated lease up costs for tenant improvements and lease commissions until the property has reached stabilization.
(2)Investment includes deferred lease commissions which are classified in deferred leasing costs on our Consolidated Balance Sheet.

Land Held for Development

As of December 31, 2023, we estimate that we can develop approximately 4.9 million rentable square feet of office space on the wholly-owned development land that we consider core assets for our future development needs. Our core office development land is zoned and available for development, and nearly all of the land has utility infrastructure in place. We believe that our commercially zoned and unencumbered land gives us a development advantage over other commercial office development companies in many of our markets. We also own additional development land on which we or third parties can develop approximately 2.8 million square feet of mixed-use real estate projects, including retail and multi-family.

Joint Venture Investments

The following table sets forth information about our in-service joint venture investments by geographic location as of December 31, 2023:

	Rentable Square Feet	Weighted Average Ownership Interest (1)	Occupancy
Market
Dallas	542,000	50.0%	98.2%
Kansas City (2)	292,000	50.0	94.3
Richmond (3)	351,000	50.0	93.7
Tampa (4)	152,000	80.0	99.8
Total	1,337,000	53.4%	96.4%
__________
(1)Weighted Average Ownership Interest is calculated using Rentable Square Feet.
(2)Excludes our 26.5% ownership interest in a real estate brokerage services company.
(3)The joint venture in Richmond was deconsolidated effective January 1, 2023 and is now accounted for using the equity method of accounting.
(4)The joint venture in Tampa is consolidated.

In addition, we own 50.0% interests in 2827 Peachtree (Atlanta), Granite Park Six (Dallas), 23Springs (Dallas) and Midtown East (Tampa), four unconsolidated joint ventures that are currently developing projects that have not yet been placed in service.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are a party to a variety of legal proceedings, claims and assessments arising in the ordinary course of our business. We regularly assess the liabilities and contingencies in connection with these matters based on the latest information available. For matters where it is probable that we have incurred or will incur a loss and the loss or range of loss can be reasonably estimated, the estimated loss is accrued and charged to income in our Consolidated Financial Statements. In other instances, because of the uncertainties related to both the probable outcome and amount or range of loss, a reasonable estimate of liability, if any, cannot be made. Based on the current expected outcome of such matters, none of these proceedings, claims or assessments is expected to have a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM X. INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The Company is the sole general partner of the Operating Partnership. The following table sets forth information with respect to the Company’s executive officers:

Name	Age	Position and Background
Theodore J. Klinck	58	Director, President and Chief Executive Officer.
Mr. Klinck became a director and our chief executive officer in September 2019. Prior to that, Mr. Klinck was our president and chief operating officer since November 2018, our executive vice president and chief operating and investment officer from September 2015 to November 2018 and was senior vice president and chief investment officer from March 2012 to August 2015. Before joining us, Mr. Klinck served as principal and chief investment officer with Goddard Investment Group, a privately owned real estate investment firm. Previously, Mr. Klinck had been a managing director at Morgan Stanley Real Estate. Mr. Klinck is a member of NAREIT's Executive Board and the Raleigh Chamber Board and is chair of the First Tee of the Triangle.

Brian M. Leary	49
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

Brendan C. Maiorana	48	Executive Vice President and Chief Financial Officer.
Mr. Maiorana became executive vice president of finance in July 2019 and assumed the roles of treasurer in January 2021 and chief financial officer in January 2022. Prior to that, Mr. Maiorana was our senior vice president of finance and investor relations since May 2016. Prior to joining Highwoods, Mr. Maiorana spent 11 years in equity research at Wells Fargo Securities. Prior to that, Mr. Maiorana worked four years at Ernst & Young LLP.

Jeffrey D. Miller	53	Executive Vice President, General Counsel and Secretary.
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on the NYSE under the symbol “HIW.” On December 31, 2023, the Company had 602 common stockholders of record. There is no public trading market for the Common Units. On December 31, 2023, the Operating Partnership had 97 holders of record of Common Units (other than the Company). As of December 31, 2023, there were 105.7 million shares of Common Stock outstanding and 2.2 million Common Units outstanding not owned by the Company.

For information regarding our dividend payment history as well as a discussion of the factors that influence the decisions of the Company’s Board of Directors regarding dividends and distributions, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Dividends and Distributions.”

The following total return performance graph compares the performance of our Common Stock to the S&P 500 Index, the FTSE NAREIT All Equity REITs Index and the FTSE NAREIT Equity Office Index. The total return performance graph assumes an investment of $100 in our Common Stock and the three indices on December 31, 2018, and further assumes the reinvestment of all dividends. The FTSE NAREIT All Equity REITs Index is a free-float adjusted, market capitalization-weighted index of U.S. equity REITs. The FTSE NAREIT Equity Office Index consists of those REITs in the FTSE NAREIT All Equity REITs Index that principally operate in the office sector. In future years, we plan to discontinue inclusion of the FTSE NAREIT All Equity REITs Index because management believes a comparison of our performance to the performance of the FTSE NAREIT Equity Office Index would provide a more relevant comparison and therefore be more useful to investors. Total return performance is not necessarily indicative of future results.

Total Return Performance
Highwoods Properties, Inc.
S&P 500 Index
FTSE NAREIT All Equity REITs Index
FTSE NAREIT Equity Office Index
Index Value
250
200
150
100
50
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23

	For the Period from December 31, 2018 to December 31,
Index	2019	2020	2021	2022	2023
Highwoods Properties, Inc.	131.82	112.36	132.17	87.79	78.89
S&P 500 Index	131.49	155.68	200.37	164.08	207.21
FTSE NAREIT All Equity REITs Index	128.66	122.07	172.49	129.45	144.16
FTSE NAREIT Equity Office Index	131.42	107.19	130.77	81.58	83.23

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

Information about the Company’s equity compensation plans and other related stockholder matters is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 14, 2024.

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

Executive Summary

We are in the work-placemaking business. We believe that by creating environments and experiences where the best and brightest can achieve together what they cannot apart, we can deliver greater value to our customers, their teammates and, in turn, our stakeholders. Our simple strategy is to own and operate high-quality workplaces in the BBDs within our footprint, maintain a strong balance sheet to be opportunistic throughout economic cycles, employ a talented and dedicated team and communicate transparently with all stakeholders. We focus on owning and managing buildings in the most dynamic and vibrant BBDs. BBDs are highly-energized and amenitized workplace locations that enhance our customers’ ability to attract and retain talent. They are both urban and suburban. Providing the most talent-supportive workplace options in these environments is core to our work-placemaking strategy.

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

The key components affecting our rental and other revenues are average occupancy, rental rates, cost recovery income, new developments placed in service, acquisitions and dispositions. Average occupancy generally increases during times of improving economic growth, as our ability to lease space outpaces vacancies that occur upon the expirations of existing leases. Average occupancy generally declines during times of slower or negative economic growth, when new vacancies tend to outpace our ability to lease space. Asset acquisitions, dispositions and new developments placed in service directly impact our rental revenues and could impact our average occupancy, depending upon the occupancy rate of the properties that are acquired, sold or placed in service. A further indicator of the predictability of future revenues is the expected lease expirations of our portfolio. As a result, in addition to seeking to increase our average occupancy by leasing current vacant space, we also concentrate our leasing efforts on renewing existing leases prior to expiration. For more information regarding our lease expirations, see “Item 2. Properties - Lease Expirations.” See also “Item 1A. Risk Factors – Risks Related to our Operations. The continued social acceptance, desirability and perceived economic benefits of work-from-home arrangements could materially and negatively impact the future demand for office space over the long-term.”

Occupancy in our office portfolio decreased from 91.0% as of December 31, 2022 to 88.8% (88.9% including our share of unconsolidated joint venture properties) as of December 31, 2023. We expect average occupancy in our office portfolio to range from 87.0% to 89.0% for 2024.

Whether or not our rental revenue tracks average occupancy proportionally depends upon whether GAAP rents under signed new and renewal leases are higher or lower than the GAAP rents under expiring leases. Annualized rental revenues from second generation leases expiring during any particular year are typically less than 15% of our total annual rental revenues. The following table sets forth information regarding second generation office leases signed during the fourth quarter of 2023 (we define second generation office leases as leases with new customers and renewals of existing customers in office space that has been previously occupied under our ownership and leases with respect to vacant space in acquired buildings):

	New	Renewal	All Office
Leased space (in rentable square feet)	266,697	431,532	698,229
Average term (in years - rentable square foot weighted)	8.5	5.2	6.4
Base rents (per rentable square foot) (1)	$37.39	$32.75	$34.52
Rent concessions (per rentable square foot) (1)	(3.27)	(1.84)	(2.39)
GAAP rents (per rentable square foot) (1)	$34.12	$30.91	$32.13
Tenant improvements (per rentable square foot) (1)	$7.60	$2.36	$4.36
Leasing commissions (per rentable square foot) (1)	$1.28	$0.79	$0.97
__________
(1)    Weighted average per rentable square foot on an annual basis over the lease term.

Annual combined GAAP rents for new and renewal leases signed in the fourth quarter were $32.13 per rentable square foot, 7.4% higher compared to previous leases in the same office spaces.

We strive to maintain a diverse, stable and creditworthy customer base. We have an internal guideline whereby customers that account for more than 3% of our revenues are periodically reviewed with the Company's Board of Directors. As of

December 31, 2023, only Bank of America (4.0%) and Asurion (3.5%) accounted for more than 3% of our annualized GAAP revenues. See “Item 2. Properties - Customers.”

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

Net Operating Income

Whether or not we record increasing net operating income (“NOI”) in our same property portfolio typically depends upon our ability to garner higher rental revenues, whether from higher average occupancy, higher GAAP rents per rentable square foot or higher cost recovery income, that exceed any corresponding growth in operating expenses. Same property NOI was $6.5 million, or 1.2%, lower in 2023 as compared to 2022 due to an increase of $12.7 million in same property expenses offset by an increase of $6.2 million in same property revenues. We expect same property NOI to be lower in 2024 as compared to 2023 as an anticipated increase in same property expenses and lower anticipated average occupancy are expected to more than offset higher anticipated same property revenues. We expect same property rental property and other expenses to be higher due to anticipated increases to contract services, property taxes and property insurance.

In addition to the effect of same property NOI, whether or not NOI increases typically depends upon whether the NOI from our acquired properties and development properties placed in service exceeds the lost NOI from property dispositions. NOI was $3.9 million, or 0.7%, lower in 2023 as compared to 2022 primarily due to lower same property NOI, lost NOI from property dispositions and the deconsolidation of our Highwoods-Markel Associates, LLC joint venture (“Markel”), partially offset by the acquisition of SIX50 at Legacy Union and development properties placed in service. We expect NOI to be lower in 2024 as compared to 2023 due to lost NOI from property dispositions and an anticipated decrease in same property NOI, partially offset by development properties placed in service.

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

Liquidity and Capital Resources

We continue to maintain a conservative and flexible balance sheet and believe we have ample liquidity to fund our operations and growth prospects. As of January 26, 2024, we had approximately $15 million of existing cash and $36.0 million drawn on our $750 million revolving credit facility, which was modified in January 2024 and is now scheduled to mature in January 2028 (but which can be extended for two additional six-month periods at our option). As of December 31, 2023, our leverage ratio, as measured by the ratio of our mortgages and notes payable and outstanding preferred stock to the undepreciated book value of our assets, was 41.9% and there were 107.9 million diluted shares of Common Stock outstanding.

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

•issuance of equity securities by the Company or the Operating Partnership; and

•the disposition of non-core assets.

We have no debt scheduled to mature prior to 2026. We generally believe we will be able to satisfy future obligations with existing cash, borrowings under our revolving credit facility, new bank term loans, issuance of other unsecured debt, mortgage debt and/or proceeds from the sale of additional non-core assets.

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

Comparison of 2023 to 2022

Rental and Other Revenues

Rental and other revenues were $5.1 million, or 0.6%, higher in 2023 as compared to 2022 primarily due to the acquisition of SIX50 at Legacy Union, higher same property revenues and development properties placed in service, which increased rental and other revenues by $8.7 million, $6.2 million and $5.2 million, respectively. Same property rental and other revenues were higher primarily due to higher average GAAP rents per rentable square foot and higher cost recovery and parking income, partially offset by a decrease in average occupancy. These increases were partially offset by lost revenue from property dispositions and the deconsolidation of our Markel joint venture, which decreased rental and other revenues by $7.8 million and $5.8 million, respectively. We expect rental and other revenues to be lower in 2024 as compared to 2023 due to lower anticipated average occupancy and lost revenue from property dispositions, partially offset by development properties placed in service.

Operating Expenses

Rental property and other expenses were $9.0 million, or 3.5%, higher in 2023 as compared to 2022 primarily due to higher same property operating expenses, the acquisition of SIX50 at Legacy Union, carry costs for acquired land parcels and development properties placed in service, which increased operating expenses by $12.7 million, $1.9 million, $1.0 million and $0.8 million, respectively. Same property operating expenses were higher primarily due to higher contract services, utilities, property insurance, property taxes and repairs and maintenance. These increases were partially offset by decreases in operating expenses from property dispositions and the deconsolidation of our Markel joint venture, which decreased operating expenses by $2.8 million and $2.2 million, respectively. We expect rental property and other expenses to be higher in 2024 as compared to 2023 due to higher same property operating expenses and development properties placed in service, partially offset by lower operating expenses from property dispositions.

Depreciation and amortization was $11.8 million, or 4.1%, higher in 2023 as compared to 2022 primarily due to higher same property depreciation and amortization, the acquisition of SIX50 at Legacy Union and development properties placed in service, partially offset by property dispositions and the deconsolidation of our Markel joint venture. We expect depreciation and amortization to be higher in 2024 as compared to 2023 due to higher same property lease related depreciation and amortization and development properties placed in service, partially offset by property dispositions.

We recorded impairment charges of $36.5 million in 2022 to lower the carrying amount of EQT Plaza and a land parcel to their estimated fair value less cost to sell. EQT Plaza is a 616,000 square foot office building located in the heart of Pittsburgh’s CBD. EQT Corporation’s lease of 317,000 square feet at EQT Plaza is scheduled to expire in September 2024. There are no assurances that EQT Corporation will renew all or any of its space upon expiration of its current lease. We recorded no such impairment in 2023.

General and administrative expenses were $0.6 million, or 1.4%, higher in 2023 as compared to 2022 primarily due to predevelopment cost write-offs and gains on deferred compensation plan investments (which is fully offset by a corresponding increase in other income), partially offset by lower incentive compensation and office rent. We expect general and administrative expenses to be lower in 2024 as compared to 2023 due to lower predevelopment cost write-offs, partially offset by higher salaries.

Interest Expense

Interest expense was $31.3 million, or 29.7%, higher in 2023 as compared to 2022 primarily due to higher average interest rates and higher average debt balances, partially offset by higher capitalized interest. We expect interest expense to be higher in 2024 as compared to 2023 due to higher average interest rates, higher average debt balances and lower capitalized interest.

Other Income

Other income was $2.9 million higher in 2023 as compared to 2022 primarily due to dividend income from short-term preferred equity contributed to the McKinney and Olive joint venture, interest income on the loan provided to the 2827 Peachtree joint venture and gains on deferred compensation plan investments (which is fully offset by a corresponding increase in general and administrative expenses), partially offset by debt extinguishment costs.

Gains on Disposition of Property

Gains on disposition of property were $15.8 million lower in 2023 as compared to 2022.

Gain on Deconsolidation of Affiliate

We recognized a gain on deconsolidation of $11.8 million in 2023 related to adjusting our retained interest in Markel to fair value.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $0.4 million lower in 2023 as compared to 2022 primarily due to expenses on Granite Park Six, which was completed in the third quarter of 2023 but is not yet stabilized. This decrease was partially offset by the deconsolidation of our Markel joint venture and the acquisition of McKinney and Olive.

Earnings Per Common Share - Diluted

Diluted earnings per common share was $0.10 lower in 2023 as compared to 2022 due to a decrease in net income for the reasons discussed above.

Comparison of 2022 to 2021

For a comparison of 2022 to 2021, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations” in our 2022 Annual Report on Form 10-K.

Liquidity and Capital Resources

Statements of Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in the Company’s cash flows (in thousands):

	Year Ended December 31,
	2023	2022	2021	2023-2022 Change	2022-2021 Change
Net Cash Provided By Operating Activities	$386,962	$421,779	$414,558	$(34,817)	$7,221
Net Cash Used In Investing Activities	(169,686)	(614,799)	(287,678)	445,113	(327,121)
Net Cash Provided By/(Used In) Financing Activities	(205,426)	187,927	(284,926)	(393,353)	472,853
Total Cash Flows	$11,850	$(5,093)	$(158,046)	$16,943	$152,953

Comparison of 2023 to 2022

The change in net cash provided by operating activities in 2023 as compared to 2022 was primarily due to higher interest expense, property dispositions and changes in operating assets and liabilities, partially offset by net cash from the operations of properties acquired and development properties placed in service. We expect net cash related to operating activities to be lower in 2024 as compared to 2023 due to higher interest expense and property dispositions, partially offset by net cash from development properties placed in service.

The change in net cash used in investing activities in 2023 as compared to 2022 was primarily due to lower investments in acquired real estate, joint ventures, tenant and building improvements, development in process and the redemption of our short-term preferred equity investment in the McKinney and Olive joint venture, partially offset by lower net proceeds from disposition activity. We expect uses of cash for investing activities in 2024 to be primarily driven by whether or not we acquire and commence development of additional office buildings in the BBDs of our markets. We expect these uses of cash for investing activities will be partially offset by proceeds from property dispositions in 2024.

The change in net cash provided by/(used in) financing activities in 2023 as compared to 2022 was primarily due to higher net debt borrowings in 2022 to fund our investment activity. Assuming the net effect of our acquisition, disposition and development activity in 2024 results in an increase to our assets, we would expect outstanding debt and/or Common Stock balances to increase.

Comparison of 2022 to 2021

For a comparison of 2022 to 2021, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in our 2022 Annual Report on Form 10-K.

Capitalization

The following table sets forth the Company’s capitalization (in thousands, except per share amounts):

	December 31,
	2023	2022
Mortgages and notes payable, net, at recorded book value	$3,213,206	$3,197,215
Preferred Stock, at liquidation value	$28,811	$28,821
Common Stock outstanding	105,710	105,211
Common Units outstanding (not owned by the Company)	2,157	2,358
Per share stock price at year end	$22.96	$27.98
Market value of Common Stock and Common Units	$2,476,626	$3,009,781
Total capitalization	$5,718,643	$6,235,817

As of December 31, 2023, our mortgages and notes payable and outstanding preferred stock represented 56.7% of our total capitalization and 41.9% of the undepreciated book value of our assets. See also “Executive Summary - Liquidity and Capital Resources.”

Our mortgages and notes payable as of December 31, 2023 consisted of $720.8 million of secured indebtedness with a weighted average interest rate of 4.42% and $2,510.2 million of unsecured indebtedness with a weighted average interest rate of 4.57%. The secured indebtedness was collateralized by real estate assets with an undepreciated book value of $1,237.6 million. As of December 31, 2023, $370.0 million of our debt does not bear interest at fixed rates or is not protected by interest rate hedge contracts.

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

- Dispositions

During the fourth quarter of 2023, we sold a building and land in Nashville and Tampa for an aggregate sales price of $52.5 million and recorded aggregate gains on disposition of property of $28.4 million.

During the second quarter of 2023, we sold three buildings in Tampa and Raleigh for an aggregate sales price of $51.3 million and recorded aggregate gains on disposition of property of $19.4 million.

- Seller Financed Transaction

During 2023, we sold a land parcel in Tampa for an aggregate sales price of $21.0 million. In connection with this disposition, we received cash of $2.0 million and provided $19.0 million of non-recourse seller financing in the form of a two-year, interest-only first mortgage that bears interest at SOFR plus 100 basis points. We have deemed repayment of the mortgage to be not probable primarily because the seller financing represents a significant portion of the aggregate sales price and, since the seller financing is non-recourse, our only remedy in the event of a default would be to foreclose on the asset. As a result, the disposition does not meet the contract criteria to be recognized as a sale. Until such time as the contract criteria are met, we will continue to account for the land parcel as land held for development on our Consolidated Balance Sheets, and the mortgage associated with the seller financing will not be recorded on our Consolidated Balance Sheets. The cash received at closing is recorded as a nonrefundable deposit in accounts payable, accrued expenses and other liabilities on our Consolidated Balance Sheets as of December 31, 2023.

- Joint Venture Investments

During 2022, we expanded our Dallas market presence by acquiring McKinney & Olive, a 542,000 square foot trophy mixed-use asset in Uptown Dallas, through the formation of a joint venture with Granite Properties in which we own a 50.0% interest. At closing, a portion of the purchase price paid by the joint venture was funded with $80.0 million of short-term preferred equity contributed by us and $86.4 million of common equity contributed by each of Granite and us. During the second quarter of 2023, we and Granite each contributed an additional $40.0 million of common equity to the joint venture. Such proceeds were then used by the joint venture to redeem our $80.0 million short-term preferred equity investment in full. Prior to the redemption, we received monthly distributions on the preferred equity at a rate of SOFR plus 350 basis points. This reconsideration event did not change our initial conclusion that the McKinney & Olive joint venture is a variable interest entity of which we are not the primary beneficiary. As such, the entity remains unconsolidated.

We own an 80.0% interest in the Midtown West joint venture, which is consolidated. During the fourth quarter of 2023, the Midtown West joint venture obtained a $45.0 million, five-year secured mortgage loan from a third party lender, with an effective fixed rate of 7.29%. This loan is scheduled to mature in November 2028. The joint venture incurred $0.8 million of debt issuance costs, which will be amortized over the term of the loan. The proceeds were used to repay the balance of a $46.3 million interest-only secured construction loan that we provided the joint venture at closing. This reconsideration event did not change our initial conclusion that the Midtown West joint venture is a variable interest entity of which we are the primary beneficiary. As such, the entity remains consolidated and all intercompany transactions and accounts are eliminated.

- In-Process Development

For a table summarizing our in-process office development activity, see “Item 2. Properties - In-Process Development.”

Financing Activity

During the first quarter of 2023, we entered into separate equity distribution agreements with each of Wells Fargo Securities, LLC, BofA Securities, Inc., BTIG, LLC, Jefferies LLC, J.P. Morgan Securities LLC, Regions Securities LLC, TD Securities (USA) LLC and Truist Securities, Inc. Under the terms of the equity distribution agreements, the Company may offer and sell up to $300.0 million in aggregate gross sales price of shares of Common Stock from time to time through such firms, acting as agents of the Company or as principals. Sales of the shares, if any, may be made by means of ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices or as otherwise agreed with any of such firms (which may include block trades). During 2023, there were no shares of common stock issued under these agreements.

Our $750.0 million unsecured revolving credit facility was modified in January 2024 and is now scheduled to mature in January 2028 (but can be extended for two additional six-month periods at our option assuming no defaults have occurred). The interest rate on our newly modified revolving credit facility remains SOFR plus a related spread adjustment of 10 basis points and a borrowing spread of 85 basis points, based on current credit ratings, and the annual facility fee remains 20 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody’s Investors Service or Standard & Poor’s Ratings Services. Subject to written consent of the lenders, we may elect to amend the newly modified revolving credit facility no later than May 15, 2024 to provide that the interest rate may be adjusted upward or downward by up to 2.5 basis points subject to satisfaction of certain to-be-determined sustainability goals with respect to the ongoing reduction of greenhouse gas emissions. The financial and other covenants under our newly modified facility are substantially similar to our previous credit facility. We expect to incur $7.9 million of debt issuance costs, which will be amortized along with certain existing unamortized debt issuance costs over the remaining term of our new revolving credit facility. We expect to record $0.2 million of loss on debt extinguishment. There was $20.0 million and $36.0 million outstanding under our revolving credit facility as of December 31, 2023 and January 26, 2024, respectively. As of both December 31, 2023 and January 26, 2024, we had $0.9 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility as of December 31, 2023 and January 26, 2024 was $729.1 million and $713.1 million, respectively.

During the fourth quarter of 2023, the Operating Partnership issued $350.0 million aggregate principal amount of 7.65% notes due February 2034, less original issuance discount of $4.6 million. These notes were priced to yield 7.836%. Previously during the fourth quarter of 2023, we obtained an aggregate of $200.0 million notional amount of forward-starting swaps that effectively locked the underlying 10-year treasury rate at 4.498%. Upon the subsequent issuance of the notes, we terminated the forward-starting swaps and paid cash upon settlement. The unrealized loss of $0.5 million will be classified to interest expense as interest payments are made on the debt. Underwriting fees and other expenses totaled $3.2 million and will be amortized over the term of the notes. The net amortization of these items effectively fixes the interest rate at 7.981%. The net proceeds from the issuance were used: (1) to prepay, without penalty, a $200.0 million unsecured bank term loan that was scheduled to mature in October 2024 and which bore interest at SOFR plus a related spread adjustment of 10 basis points and a borrowing spread of 95 basis points; (2) to repay amounts outstanding under our revolving credit facility; and (3) for general corporate purposes. We recorded $0.6 million of loss on debt extinguishment related to the term loan prepayment.

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

As of December 31, 2023, the Operating Partnership had the following unsecured notes outstanding ($ in thousands):

	Face Amount	Carrying Amount	Stated Interest Rate	Effective Interest Rate (1)
Notes due March 2027	$300,000	$298,734	3.875%	4.038%
Notes due March 2028	$350,000	$348,276	4.125%	4.271%
Notes due April 2029	$350,000	$349,484	4.200%	4.234%
Notes due February 2030	$400,000	$399,400	3.050%	3.079%
Notes due February 2031	$400,000	$398,892	2.600%	2.645%
Notes due February 2034	$350,000	$345,407	7.650%	7.836%
__________
(1)The effective rate included in the table above excludes the amortized impact of unrealized losses or gains associated with the termination of related forward-starting swaps, if any, and underwriting fees and other expenses.

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

Contractual Obligations

The following table sets forth a summary regarding our known material contractual obligations on a cash basis, including required interest payments for those items that are interest bearing, as of December 31, 2023 (in thousands):

		Amounts due during the years ending December 31,
	Total	2024	2025	2026	2027	2028	Thereafter
Mortgages and Notes Payable:
Principal payments (1)	$3,228,145	$7,056	$27,268	$207,035	$458,755	$698,765	$1,829,266
Interest payments	855,469	146,905	145,602	136,558	115,955	89,776	220,673
Purchase Obligations:
Lease and contractual commitments and contingent consideration (2)	204,317	177,057	18,622	5,555	862	1,392	829
Other Commitments:
Advances to unconsolidated affiliates (3)	58,199	30,768	16,723	9,708	1,000	—	—
Operating and Finance Lease Obligations:
Ground leases	92,128	2,258	2,306	2,355	2,407	2,461	80,341
Total	$4,438,258	$364,044	$210,521	$361,211	$578,979	$792,394	$2,131,109
__________
(1)Excludes amortization of premiums, discounts, debt issuance costs and/or purchase accounting adjustments.
(2)Consists primarily of commitments under signed leases and contracts for operating properties (excluding tenant-funded tenant improvements), contracts for development/redevelopment projects and unfunded joint venture equity contributions agreed to at formation. Tenant improvements that can be used at the option of the customer at any time during the remaining lease term have been reflected in 2024. The timing of these lease and contractual commitments may fluctuate.
(3)Includes estimated draws on loan commitments to our joint ventures related to our unconsolidated development activity.

The interest payments due on mortgages and notes payable are based on the stated rates for the fixed rate debt and on the rates in effect as of December 31, 2023 for the variable rate debt. The weighted average interest rate on our fixed and variable rate debt was 4.31% and 6.34%, respectively, as of December 31, 2023. For additional information about our operating and finance lease obligations, mortgages and notes payable and purchase obligations, see Notes 2, 6 and 7, respectively, to our Consolidated Financial Statements.

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

The Company declared and paid a cash dividend of $0.50 per share of Common Stock in each quarter of 2023.

On January 31, 2024, the Company declared a cash dividend of $0.50 per share of Common Stock, which is payable on March 12, 2024 to stockholders of record as of February 20, 2024.

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

We had $25.1 million of cash and cash equivalents as of December 31, 2023. The unused capacity of our revolving credit facility as of December 31, 2023 and January 26, 2024, respectively, was $729.1 million and $713.1 million.

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

During 2024, we expect to sell up to $200 million of properties no longer considered to be core assets due to location, age, quality and/or overall strategic fit. We can make no assurance, however, that we will sell any additional non-core assets or, if we do, what the timing or terms of any such sale will be.

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

We use considerable judgement in our estimates of cash flow projections, discount, capitalization and interest rates, fair market lease rates, carrying costs during hypothetical expected lease-up periods and costs to execute similar leases. While our methodology for purchase price allocation did not change during the year ended December 31, 2023, the real estate market is fluid and our assumptions are based on information currently available in the market at the time of acquisition. Significant increases or decreases in these key estimates, particularly with regards to cash flow projections and discount and capitalization rates, would result in a significantly lower or higher fair value measurement of the real estate assets being acquired.

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

Credit Losses on Lease Related Receivables

Credit losses on lease related receivables, which include accounts receivable and accrued straight-line rents receivable, are recorded as a reduction to rental and other revenues when the amount recorded is determined, in management’s judgement, to not be probable of collection. Management’s evaluation of collectability requires the exercise of considerable judgement in assessing the current credit quality of our customers using payment history and other available information about the financial condition of the customers. During the year ended December 31, 2023, we have not experienced significant credit losses based on management’s evaluation of collectability of our lease receivables. If management’s assumptions regarding the collectability of lease related receivables prove incorrect, we could experience credit losses in excess of what was recognized in rental and other revenues.

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

The following table sets forth the Company’s FFO, FFO available for common stockholders and FFO available for common stockholders per share (in thousands, except per share amounts):

	Year Ended December 31,
	2023	2022	2021
Funds from operations:
Net income	$151,330	$163,958	$323,310
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates	549	(1,230)	(1,712)
Depreciation and amortization of real estate assets	296,705	284,723	256,488
Impairments of depreciable properties	—	35,000	—
(Gains) on disposition of depreciable properties	(33,288)	(47,807)	(163,065)
(Gain) on deconsolidation of affiliate	(11,778)	—	—
Unconsolidated affiliates:
Depreciation and amortization of real estate assets	12,223	1,160	778
Funds from operations	415,741	435,804	415,799
Dividends on Preferred Stock	(2,485)	(2,486)	(2,486)
Funds from operations available for common stockholders	$413,256	$433,318	$413,313
Funds from operations available for common stockholders per share	$3.83	$4.03	$3.86
Weighted average shares outstanding (1)	107,785	107,567	107,061
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

As of December 31, 2023, our same property portfolio consisted of 154 in-service properties encompassing 26.6 million rentable square feet that were wholly owned during the entirety of the periods presented (from January 1, 2022 to December 31, 2023). As of December 31, 2022, our same property portfolio consisted of 148 in-service properties encompassing 24.4 million rentable square feet that were wholly owned during the entirety of the periods presented (from January 1, 2021 to December 31, 2022). The change in our same property portfolio was due to the addition of seven properties encompassing 1.6 million rentable square feet, offset by the removal of four properties encompassing 0.4 million rentable square feet that were sold during 2023.

Rental and other revenues related to properties not in our same property portfolio were $28.4 million and $29.5 million for the years ended December 31, 2023 and 2022, respectively. Rental property and other expenses related to properties not in our same property portfolio were $8.6 million and $12.3 million for the years ended December 31, 2023 and 2022, respectively.

The following table sets forth the Company’s NOI, same property NOI and same property cash NOI (in thousands):

	Year Ended December 31,
	2023	2022
Net income	$151,330	$163,958
Equity in earnings of unconsolidated affiliates	(1,107)	(1,535)
Gain on deconsolidation of affiliate	(11,778)	—
Gains on disposition of property	(47,773)	(63,546)
Other income	(4,435)	(1,530)
Interest expense	136,710	105,385
General and administrative expenses	42,857	42,266
Impairments of real estate assets	—	36,515
Depreciation and amortization	299,411	287,610
Net operating income	565,215	569,123
Non same property and other net operating income	(19,813)	(17,227)
Same property net operating income	$545,402	$551,896

Same property net operating income	$545,402	$551,896
Lease termination fees, straight-line rent and other non-cash adjustments	(15,232)	(24,523)
Same property cash net operating income	$530,170	$527,373

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

We borrow funds at a combination of fixed and variable rates. Borrowings under our revolving credit facility and bank term loans bear interest at variable rates. Our long-term debt, which consists of secured and unsecured long-term financings, typically bears interest at fixed rates. Our interest rate risk management objectives are to generally limit the impact of interest rate changes on earnings and cash flows and lower our overall borrowing costs. To achieve these objectives, from time to time we enter into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate our interest rate risk with respect to existing and prospective debt instruments. We generally do not hold or issue these derivative contracts for trading or speculative purposes.

As of December 31, 2023, we had $2,860.9 million principal amount of fixed rate debt outstanding, a $583.3 million increase as compared to December 31, 2022. The estimated aggregate fair market value of this debt was $2,575.7 million. If interest rates had been 100 basis points higher, the aggregate fair market value of our fixed rate debt would have been $131.9 million lower. If interest rates had been 100 basis points lower, the aggregate fair market value of our fixed rate debt would have been $141.2 million higher.

As of December 31, 2023, we had $370.0 million of variable rate debt outstanding not protected by interest rate hedge contracts, a $566.0 million decrease as compared to December 31, 2022. If the weighted average interest rate on this variable rate debt had been 100 basis points higher or lower, the annual interest expense as of December 31, 2023 would increase or decrease by $3.7 million.

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

Under the supervision of the Company’s CEO and CFO, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have concluded that, as of December 31, 2023, the Company’s internal control over financial reporting was effective. Deloitte & Touche LLP, our independent registered public accounting firm, has issued their attestation report, which is included below, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023.

Management’s Annual Report on the Operating Partnership’s Internal Control Over Financial Reporting

The Operating Partnership is also required to establish and maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Under the supervision of the Company’s CEO and CFO, we conducted an evaluation of the effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2023 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have concluded that, as of December 31, 2023, the Operating Partnership’s internal control over financial reporting was effective. SEC rules do not require us to obtain an attestation report of Deloitte & Touche LLP on the effectiveness of the Operating Partnership’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Highwoods Properties, Inc.:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Highwoods Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 6, 2024, expressed an unqualified opinion on those financial statements.

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
February 6, 2024

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2023 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were also no changes in the Operating Partnership’s internal control over financial reporting during the fourth quarter of 2023 that materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about the Company’s executive officers and directors, the code of ethics that applies to the Company’s chief executive officer and senior financial officers, which is posted on our website, and certain corporate governance matters is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with the Company's annual meeting of stockholders to be held on May 14, 2024. No changes have been made to the procedures by which stockholders may recommend nominees to the Company’s board of directors since the 2023 annual meeting, which was held on May 16, 2023.

The Company has adopted insider trading policies and procedures governing the purchase, sale and/or other dispositions of our securities by directors, officers and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations and NYSE listing standards. No director or officer of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

See Item X in Part I of this Annual Report for biographical information regarding the Company’s executive officers. The Company is the sole general partner of the Operating Partnership.

ITEM 11. EXECUTIVE COMPENSATION

Information about the compensation of the Company’s directors and executive officers is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 14, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about the beneficial ownership of Common Stock and the Company’s equity compensation plans is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 14, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information about certain relationships and related transactions, if any, and the independence of the Company’s directors is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 14, 2024.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information about fees paid to and services provided by our independent registered public accounting firm is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 14, 2024.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES - KJA/JDM Review

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

4.2		Form of 3.875% Notes due March 1, 2027 (filed as part of the Company’s Current Report on Form 8-K dated February 23, 2017)
4.3		Officers’ Certificate Establishing the Terms of the 3.875% Notes, dated February 23, 2017 (filed as part of the Company’s Current Report on Form 8-K dated February 23, 2017)
4.4		Form of 4.125% Notes due March 15, 2028 (filed as part of the Company’s Current Report on Form 8-K dated March 5, 2018)
4.5		Officers’ Certificate Establishing the Terms of the 4.125% Notes, dated March 5, 2018 (filed as part of the Company’s Current Report on Form 8-K dated March 5, 2018)
4.6		Form of 4.20% Notes due April 15, 2029 (filed as part of the Company’s Current Report on Form 8-K dated March 7, 2019)
4.7		Officers’ Certificate Establishing the Terms of the 4.20% Notes, dated March 7, 2019 (filed as part of the Company’s Current Report on Form 8-K dated March 7, 2019)
4.8		Form of 3.050% Notes due February 15, 2030 (filed as part of the Company’s Current Report on Form 8-K dated September 13, 2019)
4.9		Officers’ Certificate Establishing the Terms of the 3.050% Notes, dated September 13, 2019 (filed as part of the Company’s Current Report on Form 8-K dated September 13, 2019)
4.10		Form of 2.600% Notes due February 1, 2031 (filed as part of the Company’s Current Report on Form 8-K dated August 13, 2020)
4.11		Officers’ Certificate Establishing the Terms of the 2.600% Notes, dated August 13, 2020 (filed as part of the Company’s Current Report on Form 8-K dated August 13, 2020)
4.12		Description of Registered Securities (filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019)
4.13		Form of 7.65% Notes due February 1, 2034 (filed as part of the Company’s Current Report on Form 8-K dated November 16, 2023)
4.14		Officers’ Certificate Establishing the Terms of the 7.65% Notes, dated November 21, 2023 (filed as part of the Company’s Current Report on Form 8-K dated November 16, 2023)
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
Amendment No. 1, dated as of November 30, 2022, to the Highwoods Properties, Inc. 2020 Employee Stock Purchase Plan (filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 2022)

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
10.14
Third Amendment to Sixth Amended and Restated Credit Agreement, dated as of January 25, 2024, by and among the Company, the Operating Partnership, Bank of America, N.A., as Administrative Agent, and the Other Lenders named therein (filed as part of the Company’s Current Report on Form 8-K) dated January 25, 2024)

19		Insider Trading Policy and Procedures
21		Schedule of Subsidiaries
23.1		Consent of Deloitte & Touche LLP for the Company
23.2		Consent of Deloitte & Touche LLP for the Operating Partnership
31.1		Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Company
31.2		Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Company
31.3		Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Operating Partnership
31.4		Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Operating Partnership
32.1		Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Company
32.2		Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Company
32.3		Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Operating Partnership
32.4		Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Operating Partnership
97		Policy Relating to Recovery of Erroneously Awarded Compensation
101.INS		Inline XBRL Instance Document (the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document)
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________
* Represents management contract or compensatory plan.

__________

All other schedules are omitted because they are not applicable or because the required information is included in our Consolidated Financial Statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Highwoods Properties, Inc.:
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Highwoods Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 6, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Real Estate Assets - Determination of Impairment Indicators and Impairment—Refer to Note 1 and Note 3 to the financial statements
Critical Audit Matter Description
The Company performs an impairment analysis of properties which begins with an evaluation of events or changes in circumstances that may indicate that the carrying value may not be recoverable, such as a significant decline in occupancy, identification of materially adverse legal or environmental factors, a change in the designation of an asset from core to non-core, which may impact the anticipated holding period, or a decline in market value to an amount less than carrying value. When events or changes in circumstances indicate that the carrying value may not be recoverable, the Company evaluates its real estate assets for impairment by comparing undiscounted future cash flows expected to be generated over the estimated hold period of each asset to the respective carrying amount. If the carrying amount of an asset exceeds the undiscounted future cash flows, an analysis is performed to determine the fair value of the asset.

The Company makes judgments that determine whether specific real estate assets possess indicators of impairment. Changes in those judgments could have a material impact on the real estate assets that are identified for further analysis.

Given (1) the Company’s evaluation of possible indications of impairment of real estate assets requires management to make judgments, and (2), the undiscounted estimated future operating and residual cash flows to determine recoverability require management to make significant estimates and assumptions related to current and projected trends in rental, occupancy, capitalization rates and estimated hold periods, performing audit procedures to evaluate (a) whether management appropriately identified events or changes in circumstances indicating that the carrying amounts of real estate assets may not be recoverable and (b) the reasonableness of managements undiscounted future cash flow analysis, required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the evaluation of real estate assets for possible indications of impairment and our procedures related to the undiscounted estimated future operating and residual cash flows to determine recoverability, included the following, among others:

•We tested the effectiveness of controls over management’s identification of possible circumstances that may indicate that the carrying amounts of real estate assets are no longer recoverable, including controls over management’s designation of an asset as core or non-core, occupancy and management’s controls over undiscounted estimated future operating and residual cash flows to determine recoverability.

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

–Developing an independent expectation of impairment indicators and comparing such expectation to management’s analysis.

•We evaluated the Company’s determination of the undiscounted estimated future operating and residual cash flows to determine recoverability for those assets where an indicator had been identified by performing the following:

–Comparing the projections included in management’s cash flow estimates to determine recoverability to the Company’s historical results and external market sources.

–We evaluated the reasonableness of the significant assumptions used in the undiscounted estimated future operating and residual cash flows, including the estimated hold period, rental rates, growth rates, and capitalization rate assumptions.

/s/ Deloitte & Touche LLP

Raleigh, North Carolina
February 6, 2024

We have served as the Company’s auditor since 2006.

Table on Contents
HIGHWOODS PROPERTIES, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2023	2022
Assets:
Real estate assets, at cost:
Land	$540,050	$548,720
Buildings and tenant improvements	5,960,895	5,909,754
Development in-process	8,918	46,735
Land held for development	227,058	231,218
	6,736,921	6,736,427
Less-accumulated depreciation	(1,743,390)	(1,609,502)
Net real estate assets	4,993,531	5,126,925
Cash and cash equivalents	25,123	21,357
Restricted cash	6,446	4,748
Accounts receivable	28,094	25,481
Mortgages and notes receivable	4,795	1,051
Accrued straight-line rents receivable	310,649	293,674
Investments in and advances to unconsolidated affiliates	343,241	269,221
Deferred leasing costs, net of accumulated amortization of $175,697 and $163,751, respectively	225,924	252,828
Prepaid expenses and other assets, net of accumulated depreciation of $22,142 and $21,660, respectively	65,125	68,091
Total Assets	$6,002,928	$6,063,376
Liabilities, Noncontrolling Interests in the Operating Partnership and Equity:
Mortgages and notes payable, net	$3,213,206	$3,197,215
Accounts payable, accrued expenses and other liabilities	302,180	301,184
Total Liabilities	3,515,386	3,498,399
Commitments and contingencies
Noncontrolling interests in the Operating Partnership	49,520	65,977
Equity:
Preferred Stock, $0.01 par value, 50,000,000 authorized shares;
8.625% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 28,811 and 28,821 shares issued and outstanding	28,811	28,821
Common Stock, $0.01 par value, 200,000,000 authorized shares;
105,710,315 and 105,210,858 shares issued and outstanding, respectively	1,057	1,052
Additional paid-in capital	3,103,446	3,081,330
Distributions in excess of net income available for common stockholders	(698,020)	(633,227)
Accumulated other comprehensive loss	(1,997)	(1,211)
Total Stockholders’ Equity	2,433,297	2,476,765
Noncontrolling interests in consolidated affiliates	4,725	22,235
Total Equity	2,438,022	2,499,000
Total Liabilities, Noncontrolling Interests in the Operating Partnership and Equity	$6,002,928	$6,063,376
See accompanying notes to consolidated financial statements.

Table on Contents
HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Income
(in thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Rental and other revenues	$833,997	$828,929	$768,007
Operating expenses:
Rental property and other expenses	268,782	259,806	236,436
Depreciation and amortization	299,411	287,610	259,255
Impairments of real estate assets	—	36,515	—
General and administrative	42,857	42,266	40,553
Total operating expenses	611,050	626,197	536,244
Interest expense	136,710	105,385	85,853
Other income	4,435	1,530	1,394
Gains on disposition of property	47,773	63,546	174,059
Gain on deconsolidation of affiliate	11,778	—	—
Equity in earnings of unconsolidated affiliates	1,107	1,535	1,947
Net income	151,330	163,958	323,310
Net (income) attributable to noncontrolling interests in the Operating Partnership	(3,164)	(3,670)	(8,321)
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates	549	(1,230)	(1,712)
Dividends on Preferred Stock	(2,485)	(2,486)	(2,486)
Net income available for common stockholders	$146,230	$156,572	$310,791
Earnings per Common Share – basic:
Net income available for common stockholders	$1.39	$1.49	$2.98
Weighted average Common Shares outstanding – basic	105,529	105,120	104,232
Earnings per Common Share – diluted:
Net income available for common stockholders	$1.39	$1.49	$2.98
Weighted average Common Shares outstanding – diluted	107,785	107,567	107,061
See accompanying notes to consolidated financial statements.

Table on Contents
HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Comprehensive income:
Net income	$151,330	$163,958	$323,310
Other comprehensive income/(loss):
Settlement of cash flow hedges	(493)	—	—
Unrealized losses on cash flow hedges	—	—	(19)
Amortization of cash flow hedges	(293)	(238)	508
Total other comprehensive income/(loss)	(786)	(238)	489
Total comprehensive income	150,544	163,720	323,799
Less-comprehensive (income) attributable to noncontrolling interests	(2,615)	(4,900)	(10,033)
Comprehensive income attributable to common stockholders	$147,929	$158,820	$313,766
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Equity
(in thousands, except share amounts)

	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Income/(Loss)	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance as of December 31, 2020	103,921,546	$1,039	$28,826	$2,993,946	$(1,462)	$22,046	$(686,225)	$2,358,170
Issuances of Common Stock, net of issuance costs and tax withholdings	459,477	8	—	21,656	—	—	—	21,664
Conversions of Common Units to Common Stock	333,920	—	—	15,076	—	—	—	15,076
Dividends on Common Stock ($1.96 per share)		—	—	—	—	—	(204,182)	(204,182)
Dividends on Preferred Stock ($86.25 per share)		—	—	—	—	—	(2,486)	(2,486)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	(11,461)	—	—	—	(11,461)
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(1,342)	—	(1,342)
Issuances of restricted stock	184,584	—	—	—	—	—	—	—
Redemptions/repurchases of Preferred Stock		—	(5)	—	—	—	—	(5)
Share-based compensation expense, net of forfeitures	(6,747)	2	—	8,644	—	—	—	8,646
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(8,321)	(8,321)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	1,712	(1,712)	—
Comprehensive income:
Net income		—	—	—	—	—	323,310	323,310
Other comprehensive income		—	—	—	489	—	—	489
Total comprehensive income								323,799
Balance as of December 31, 2021	104,892,780	1,049	28,821	3,027,861	(973)	22,416	(579,616)	2,499,558
Issuances of Common Stock, net of issuance costs and tax withholdings	106,141	1	—	5,166	—	—	—	5,167
Conversions of Common Units to Common Stock	30,909	—	—	1,251	—	—	—	1,251
Dividends on Common Stock ($2.00 per share)		—	—	—	—	—	(210,183)	(210,183)
Dividends on Preferred Stock ($86.25 per share)		—	—	—	—	—	(2,486)	(2,486)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	39,502	—	—	—	39,502
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(1,411)	—	(1,411)
Issuances of restricted stock	181,807	—	—	—	—	—	—	—
Share-based compensation expense, net of forfeitures	(779)	2	—	7,550	—	—	—	7,552
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(3,670)	(3,670)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	1,230	(1,230)	—
Comprehensive income:
Net income		—	—	—	—	—	163,958	163,958
Other comprehensive loss		—	—	—	(238)	—	—	(238)
Total comprehensive income								163,720
Balance as of December 31, 2022	105,210,858	$1,052	$28,821	$3,081,330	$(1,211)	$22,235	$(633,227)	$2,499,000

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Equity - Continued
(in thousands, except share amounts)

	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Income/(Loss)	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total

Balance as of December 31, 2022	105,210,858	$1,052	$28,821	$3,081,330	$(1,211)	$22,235	$(633,227)	$2,499,000
Issuances of Common Stock, net of issuance costs and tax withholdings	27,064	2	—	188	—	—	—	190
Conversions of Common Units to Common Stock	193,907	—	—	4,795	—	—	—	4,795
Dividends on Common Stock ($2.00 per share)		—	—	—	—	—	(211,023)	(211,023)
Dividends on Preferred Stock ($86.25 per share)		—	—	—	—	—	(2,485)	(2,485)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	10,152	—	—	—	10,152
Contributions from noncontrolling interests in consolidated affiliates		—	—	—	—	320	—	320
Issuances of restricted stock	282,453	—	—	—	—	—	—	—
Redemptions/repurchases of Preferred Stock		—	(10)	—	—	—	—	(10)
Share-based compensation expense, net of forfeitures	(3,967)	3	—	6,981	—	—	—	6,984
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(3,164)	(3,164)
Net loss attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	(549)	549	—
Deconsolidation of affiliate		—	—	—	—	(17,281)	—	(17,281)
Comprehensive income:
Net income		—	—	—	—	—	151,330	151,330
Other comprehensive loss		—	—	—	(786)	—	—	(786)
Total comprehensive income								150,544
Balance as of December 31, 2023	105,710,315	$1,057	$28,811	$3,103,446	$(1,997)	$4,725	$(698,020)	$2,438,022
See accompanying notes to consolidated financial statements.

Table on Contents
HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Operating activities:
Net income	$151,330	$163,958	$323,310
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	299,411	287,610	259,255
Amortization of lease incentives and acquisition-related intangible assets and liabilities	1,135	(42)	(1,903)
Share-based compensation expense	6,984	7,552	8,646
Net credit losses on operating lease receivables	3,834	3,199	425
Accrued interest on mortgages and notes receivable	(805)	(88)	(103)
Amortization of debt issuance costs	4,884	4,324	4,451
Amortization of cash flow hedges	(293)	(238)	508
Amortization of mortgages and notes payable fair value adjustments	(288)	(70)	862
Impairments of real estate assets	—	36,515	—
Losses on debt extinguishment	602	—	286
Net gains on disposition of property	(47,773)	(63,546)	(174,059)
Gain on deconsolidation of affiliate	(11,778)	—	—
Equity in earnings of unconsolidated affiliates	(1,107)	(1,535)	(1,947)
Distributions of earnings from unconsolidated affiliates	1,246	614	1,417
Settlement of cash flow hedges	(493)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(547)	(10,955)	5,744
Prepaid expenses and other assets	1,259	1,685	1,575
Accrued straight-line rents receivable	(24,510)	(29,421)	(22,100)
Accounts payable, accrued expenses and other liabilities	3,871	22,217	8,191
Net cash provided by operating activities	386,962	421,779	414,558
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	(18,544)	(224,934)	(305,291)
Investments in development in-process	(33,848)	(44,352)	(77,854)
Investments in tenant improvements and deferred leasing costs	(112,290)	(120,739)	(93,654)
Investments in building improvements	(64,312)	(76,415)	(48,405)
Investment in acquired controlling interest in unconsolidated affiliate	—	—	(127,339)
Net proceeds from disposition of real estate assets	101,829	130,038	374,016
Distributions of capital from unconsolidated affiliates	6,594	—	—
Investments in mortgages and notes receivable	(14,463)	(24)	(84)
Repayments of mortgages and notes receivable	9,888	288	301
Investments in and advances to unconsolidated affiliates	(132,609)	(261,772)	(6,079)
Repayments of preferred equity from unconsolidated affiliates	80,000	—	—
Changes in earnest money deposits	15,500	(15,500)	—
Changes in other investing activities	(7,431)	(1,389)	(3,289)
Net cash used in investing activities	$(169,686)	$(614,799)	$(287,678)

Table on Contents
HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows – Continued
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Financing activities:
Dividends on Common Stock	$(211,023)	$(210,183)	$(204,182)
Redemptions/repurchases of Preferred Stock	(10)	—	(5)
Redemptions of Common Units	(163)	(3,763)	—
Dividends on Preferred Stock	(2,485)	(2,486)	(2,486)
Distributions to noncontrolling interests in the Operating Partnership	(4,511)	(4,866)	(5,516)
Distributions to noncontrolling interests in consolidated affiliates	—	(1,411)	(1,342)
Proceeds from the issuance of Common Stock	1,741	7,570	23,917
Costs paid for the issuance of Common Stock	(226)	(247)	(535)
Repurchase of shares related to tax withholdings	(1,325)	(2,156)	(1,718)
Borrowings on revolving credit facility	249,000	675,000	380,000
Repayments of revolving credit facility	(615,000)	(359,000)	(310,000)
Borrowings on mortgages and notes payable	590,352	550,000	200,000
Repayments of mortgages and notes payable	(206,726)	(456,444)	(353,780)
Contributions from noncontrolling interests in consolidated affiliates	320	—	—
Payments for debt issuance costs and other financing activities	(5,370)	(4,087)	(9,279)
Net cash provided by/(used in) financing activities	(205,426)	187,927	(284,926)
Net increase/(decrease) in cash and cash equivalents and restricted cash	11,850	(5,093)	(158,046)
Cash from deconsolidation of affiliate	(6,386)	—	—
Cash and cash equivalents and restricted cash at beginning of the period	26,105	31,198	189,244
Cash and cash equivalents and restricted cash at end of the period	$31,569	$26,105	$31,198
Reconciliation of cash and cash equivalents and restricted cash:

	Year Ended December 31,
	2023	2022	2021
Cash and cash equivalents at end of the period	$25,123	$21,357	$23,152
Restricted cash at end of the period	6,446	4,748	8,046
Cash and cash equivalents and restricted cash at end of the period	$31,569	$26,105	$31,198

Supplemental disclosure of cash flow information:

	Year Ended December 31,
	2023	2022	2021
Cash paid for interest, net of amounts capitalized	$129,764	$102,501	$79,474
Supplemental disclosure of non-cash investing and financing activities:

	Year Ended December 31,
	2023	2022	2021
Conversions of Common Units to Common Stock	4,795	1,251	15,076
Changes in accrued capital expenditures (1)	2,342	(1,426)	(9,843)
Write-off of fully depreciated real estate assets	76,722	58,905	68,307
Write-off of fully amortized leasing costs	36,051	29,083	43,648
Write-off of fully amortized debt issuance costs	1,356	3,292	5,200
Adjustment of noncontrolling interests in the Operating Partnership to fair value	(10,152)	(39,502)	11,461
Assumption of mortgages and notes payable related to acquisition activities	—	—	403,000
Initial recognition of lease liabilities related to right of use assets	—	—	5,310
Future consideration in connection with the acquisition of land	—	—	16,000
__________
(1)Accrued capital expenditures included in accounts payable, accrued expenses and other liabilities as of December 31, 2023, 2022 and 2021 were $55.7 million, $53.2 million and $56.1 million, respectively.
See accompanying notes to consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of the General Partner of Highwoods Realty Limited Partnership:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Highwoods Realty Limited Partnership and subsidiaries (the “Operating Partnership”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, capital, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Real Estate Assets - Determination of Impairment Indicators and Impairment—Refer to Note 1 and Note 3 to the financial statements
Critical Audit Matter Description
The Operating Partnership performs an impairment analysis of properties which begins with an evaluation of events or changes in circumstances that may indicate that the carrying value may not be recoverable, such as a significant decline in occupancy, identification of materially adverse legal or environmental factors, a change in the designation of an asset from core to non-core, which may impact the anticipated holding period, or a decline in market value to an amount less than carrying value. When events or changes in circumstances indicate that the carrying value may not be recoverable, the Operating Partnership evaluates its real estate assets for impairment by comparing undiscounted future cash flows expected to be generated over the estimated hold period of each asset to the respective carrying amount. If the carrying amount of an asset exceeds the undiscounted future cash flows, an analysis is performed to determine the fair value of the asset.

The Operating Partnership makes judgments that determine whether specific real estate assets possess indicators of impairment. Changes in those judgments could have a material impact on the real estate assets that are identified for further analysis.

Given (1) the Operating Partnership’s evaluation of possible indications of impairment of real estate assets requires management to make judgments, and (2), the undiscounted estimated future operating and residual cash flows to determine recoverability require management to make significant estimates and assumptions related to current and projected trends in rental, occupancy, capitalization rates and estimated hold periods, performing audit procedures to evaluate (a) whether management appropriately identified events or changes in circumstances indicating that the carrying amounts of real estate assets may not be recoverable and (b) the reasonableness of managements undiscounted future cash flow analysis, required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the evaluation of real estate assets for possible indications of impairment and our procedures related to the undiscounted estimated future operating and residual cash flows to determine recoverability, included the following, among others:

•We tested the effectiveness of controls over management’s identification of possible circumstances that may indicate that the carrying amounts of real estate assets are no longer recoverable, including controls over management’s designation of an asset as core or non-core, occupancy and management’s controls over undiscounted estimated future operating and residual cash flows to determine recoverability.

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

–Developing an independent expectation of impairment indicators and comparing such expectation to management’s analysis.

•We evaluated the Operating Partnership’s determination of the undiscounted estimated future operating and residual cash flows to determine recoverability for those assets where an indicator had been identified by performing the following:

–Comparing the projections included in management’s cash flow estimates to determine recoverability to the Operating Partnership’s historical results and external market sources.

–We evaluated the reasonableness of the significant assumptions used in the undiscounted estimated future operating and residual cash flows, including the estimated hold period, rental rates, growth rates, and capitalization rate assumptions.

/s/ Deloitte & Touche LLP

Raleigh, North Carolina
February 6, 2024

We have served as the Operating Partnership’s auditor since 2006.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Balance Sheets
(in thousands, except unit and per unit data)

	December 31,
	2023	2022
Assets:
Real estate assets, at cost:
Land	$540,050	$548,720
Buildings and tenant improvements	5,960,895	5,909,754
Development in-process	8,918	46,735
Land held for development	227,058	231,218
	6,736,921	6,736,427
Less-accumulated depreciation	(1,743,390)	(1,609,502)
Net real estate assets	4,993,531	5,126,925
Cash and cash equivalents	25,123	21,357
Restricted cash	6,446	4,748
Accounts receivable	28,094	25,481
Mortgages and notes receivable	4,795	1,051
Accrued straight-line rents receivable	310,649	293,674
Investments in and advances to unconsolidated affiliates	343,241	269,221
Deferred leasing costs, net of accumulated amortization of $175,697 and $163,751, respectively	225,924	252,828
Prepaid expenses and other assets, net of accumulated depreciation of $22,142 and $21,660, respectively	65,125	68,091
Total Assets	$6,002,928	$6,063,376
Liabilities, Redeemable Operating Partnership Units and Capital:
Mortgages and notes payable, net	$3,213,206	$3,197,215
Accounts payable, accrued expenses and other liabilities	302,180	301,184
Total Liabilities	3,515,386	3,498,399
Commitments and contingencies
Redeemable Operating Partnership Units:
Common Units, 2,156,808 and 2,358,009 outstanding, respectively	49,520	65,977
Series A Preferred Units (liquidation preference $1,000 per unit), 28,811 and 28,821 units issued and outstanding	28,811	28,821
Total Redeemable Operating Partnership Units	78,331	94,798
Capital:
Common Units:
General partner Common Units, 1,074,583 and 1,071,601 outstanding, respectively	24,064	24,492
Limited partner Common Units, 104,226,923 and 103,730,448 outstanding, respectively	2,382,419	2,424,663
Accumulated other comprehensive loss	(1,997)	(1,211)
Noncontrolling interests in consolidated affiliates	4,725	22,235
Total Capital	2,409,211	2,470,179
Total Liabilities, Redeemable Operating Partnership Units and Capital	$6,002,928	$6,063,376
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Income
(in thousands, except per unit amounts)

	Year Ended December 31,
	2023	2022	2021
Rental and other revenues	$833,997	$828,929	$768,007
Operating expenses:
Rental property and other expenses	268,782	259,806	236,436
Depreciation and amortization	299,411	287,610	259,255
Impairments of real estate assets	—	36,515	—
General and administrative	42,857	42,266	40,553
Total operating expenses	611,050	626,197	536,244
Interest expense	136,710	105,385	85,853
Other income	4,435	1,530	1,394
Gains on disposition of property	47,773	63,546	174,059
Gain on deconsolidation of affiliate	11,778	—	—
Equity in earnings of unconsolidated affiliates	1,107	1,535	1,947
Net income	151,330	163,958	323,310
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates	549	(1,230)	(1,712)
Distributions on Preferred Units	(2,485)	(2,486)	(2,486)
Net income available for common unitholders	$149,394	$160,242	$319,112
Earnings per Common Unit – basic:
Net income available for common unitholders	$1.39	$1.50	$2.99
Weighted average Common Units outstanding – basic	107,376	107,153	106,634
Earnings per Common Unit – diluted:
Net income available for common unitholders	$1.39	$1.50	$2.99
Weighted average Common Units outstanding – diluted	107,376	107,158	106,652
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Comprehensive income:
Net income	$151,330	$163,958	$323,310
Other comprehensive income/(loss):
Settlement of cash flow hedges	(493)	—	—
Unrealized losses on cash flow hedges	—	—	(19)
Amortization of cash flow hedges	(293)	(238)	508
Total other comprehensive income/(loss)	(786)	(238)	489
Total comprehensive income	150,544	163,720	323,799
Less-comprehensive (income)/loss attributable to noncontrolling interests	549	(1,230)	(1,712)
Comprehensive income attributable to common unitholders	$151,093	$162,490	$322,087
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Capital
(in thousands)

	Common Units		Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance as of December 31, 2020	$23,087	$2,285,673	$(1,462)	$22,046	$2,329,344
Issuances of Common Units, net of issuance costs and tax withholdings	217	21,447	—	—	21,664
Distributions on Common Units ($1.96 per unit)	(2,089)	(206,807)	—	—	(208,896)
Distributions on Preferred Units ($86.25 per unit)	(25)	(2,461)	—	—	(2,486)
Share-based compensation expense, net of forfeitures	86	8,560	—	—	8,646
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(1,342)	(1,342)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	—	8	—	—	8
Net (income) attributable to noncontrolling interests in consolidated affiliates	(17)	(1,695)	—	1,712	—
Comprehensive income:
Net income	3,233	320,077	—	—	323,310
Other comprehensive income	—	—	489	—	489
Total comprehensive income					323,799
Balance as of December 31, 2021	24,492	2,424,802	(973)	22,416	2,470,737
Issuances of Common Units, net of issuance costs and tax withholdings	52	5,115	—	—	5,167
Redemptions of Common Units	(38)	(3,725)	—	—	(3,763)
Distributions on Common Units ($2.00 per unit)	(2,142)	(212,089)	—	—	(214,231)
Distributions on Preferred Units ($86.25 per unit)	(25)	(2,461)	—	—	(2,486)
Share-based compensation expense, net of forfeitures	76	7,476	—	—	7,552
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(1,411)	(1,411)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	449	44,445	—	—	44,894
Net (income) attributable to noncontrolling interests in consolidated affiliates	(12)	(1,218)	—	1,230	—
Comprehensive income:
Net income	1,640	162,318	—	—	163,958
Other comprehensive loss	—	—	(238)	—	(238)
Total comprehensive income					163,720
Balance as of December 31, 2022	24,492	2,424,663	(1,211)	22,235	2,470,179
Issuances of Common Units, net of issuance costs and tax withholdings	2	188	—	—	190
Redemptions of Common Units	(2)	(161)	—	—	(163)
Distributions on Common Units ($2.00 per unit)	(2,147)	(212,569)	—	—	(214,716)
Distributions on Preferred Units ($86.25 per unit)	(25)	(2,460)	—	—	(2,485)
Share-based compensation expense, net of forfeitures	70	6,914	—	—	6,984
Contributions from noncontrolling interests in consolidated affiliates	—	—	—	320	320
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	156	15,483	—	—	15,639
Net loss attributable to noncontrolling interests in consolidated affiliates	5	544	—	(549)	—
Deconsolidation of affiliate	—	—	—	(17,281)	(17,281)
Comprehensive income:
Net income	1,513	149,817	—	—	151,330
Other comprehensive loss	—	—	(786)	—	(786)
Total comprehensive income					150,544
Balance as of December 31, 2023	$24,064	$2,382,419	$(1,997)	$4,725	$2,409,211
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Operating activities:
Net income	$151,330	$163,958	$323,310
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	299,411	287,610	259,255
Amortization of lease incentives and acquisition-related intangible assets and liabilities	1,135	(42)	(1,903)
Share-based compensation expense	6,984	7,552	8,646
Net credit losses on operating lease receivables	3,834	3,199	425
Accrued interest on mortgages and notes receivable	(805)	(88)	(103)
Amortization of debt issuance costs	4,884	4,324	4,451
Amortization of cash flow hedges	(293)	(238)	508
Amortization of mortgages and notes payable fair value adjustments	(288)	(70)	862
Impairments of real estate assets	—	36,515	—
Losses on debt extinguishment	602	—	286
Net gains on disposition of property	(47,773)	(63,546)	(174,059)
Gain on deconsolidation of affiliate	(11,778)	—	—
Equity in earnings of unconsolidated affiliates	(1,107)	(1,535)	(1,947)
Distributions of earnings from unconsolidated affiliates	1,246	614	1,417
Settlement of cash flow hedges	(493)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(547)	(10,955)	5,744
Prepaid expenses and other assets	1,259	1,685	1,575
Accrued straight-line rents receivable	(24,510)	(29,421)	(22,100)
Accounts payable, accrued expenses and other liabilities	3,871	22,217	8,191
Net cash provided by operating activities	386,962	421,779	414,558
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	(18,544)	(224,934)	(305,291)
Investments in development in-process	(33,848)	(44,352)	(77,854)
Investments in tenant improvements and deferred leasing costs	(112,290)	(120,739)	(93,654)
Investments in building improvements	(64,312)	(76,415)	(48,405)
Investment in acquired controlling interest in unconsolidated affiliate	—	—	(127,339)
Net proceeds from disposition of real estate assets	101,829	130,038	374,016
Distributions of capital from unconsolidated affiliates	6,594	—	—
Investments in mortgages and notes receivable	(14,463)	(24)	(84)
Repayments of mortgages and notes receivable	9,888	288	301
Investments in and advances to unconsolidated affiliates	(132,609)	(261,772)	(6,079)
Repayments of preferred equity from unconsolidated affiliates	80,000	—	—
Changes in earnest money deposits	15,500	(15,500)	—
Changes in other investing activities	(7,431)	(1,389)	(3,289)
Net cash used in investing activities	$(169,686)	$(614,799)	$(287,678)

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows - Continued
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Financing activities:
Distributions on Common Units	$(214,716)	$(214,231)	$(208,896)
Redemptions/repurchases of Preferred Units	(10)	—	(5)
Redemptions of Common Units	(163)	(3,763)	—
Distributions on Preferred Units	(2,485)	(2,486)	(2,486)
Distributions to noncontrolling interests in consolidated affiliates	—	(1,411)	(1,342)
Proceeds from the issuance of Common Units	1,741	7,570	23,917
Costs paid for the issuance of Common Units	(226)	(247)	(535)
Repurchase of units related to tax withholdings	(1,325)	(2,156)	(1,718)
Borrowings on revolving credit facility	249,000	675,000	380,000
Repayments of revolving credit facility	(615,000)	(359,000)	(310,000)
Borrowings on mortgages and notes payable	590,352	550,000	200,000
Repayments of mortgages and notes payable	(206,726)	(456,444)	(353,780)
Contributions from noncontrolling interests in consolidated affiliates	320	—	—
Payments for debt issuance costs and other financing activities	(6,188)	(4,905)	(10,081)
Net cash provided by/(used in) financing activities	(205,426)	187,927	(284,926)
Net increase/(decrease) in cash and cash equivalents and restricted cash	11,850	(5,093)	(158,046)
Cash from deconsolidation of affiliate	(6,386)	—	—
Cash and cash equivalents and restricted cash at beginning of the period	26,105	31,198	189,244
Cash and cash equivalents and restricted cash at end of the period	$31,569	$26,105	$31,198
Reconciliation of cash and cash equivalents and restricted cash:

	Year Ended December 31,
	2023	2022	2021
Cash and cash equivalents at end of the period	$25,123	$21,357	$23,152
Restricted cash at end of the period	6,446	4,748	8,046
Cash and cash equivalents and restricted cash at end of the period	$31,569	$26,105	$31,198
Supplemental disclosure of cash flow information:

	Year Ended December 31,
	2023	2022	2021
Cash paid for interest, net of amounts capitalized	$129,764	$102,501	$79,474
Supplemental disclosure of non-cash investing and financing activities:

	Year Ended December 31,
	2023	2022	2021
Changes in accrued capital expenditures (1)	2,342	(1,426)	(9,843)
Write-off of fully depreciated real estate assets	76,722	58,905	68,307
Write-off of fully amortized leasing costs	36,051	29,083	43,648
Write-off of fully amortized debt issuance costs	1,356	3,292	5,200
Adjustment of Redeemable Common Units to fair value	(16,457)	(45,712)	(810)
Assumption of mortgages and notes payable related to acquisition activities	—	—	403,000
Initial recognition of lease liabilities related to right of use assets	—	—	5,310
Future consideration in connection with the acquisition of land	—	—	16,000
__________
(1)Accrued capital expenditures included in accounts payable, accrued expenses and other liabilities as of December 31, 2023, 2022 and 2021 were $55.7 million, $53.2 million and $56.1 million, respectively.
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(tabular dollar amounts in thousands, except per share and per unit data)

1.    Description of Business and Significant Accounting Policies

Description of Business

Highwoods Properties, Inc. (the “Company”) is a fully integrated real estate investment trust (“REIT”) that provides leasing, management, development, construction and other customer-related services for its properties and for third parties. The Company conducts its activities through Highwoods Realty Limited Partnership (the “Operating Partnership”). As of December 31, 2023, we owned or had an interest in 28.4 million rentable square feet of in-service properties, 1.6 million rentable square feet of office properties under development and development land with approximately 5.2 million rentable square feet of potential office build out.

The Company is the sole general partner of the Operating Partnership. As of December 31, 2023, the Company owned all of the Preferred Units and 105.3 million, or 98.0%, of the Common Units in the Operating Partnership. Limited partners owned the remaining 2.2 million Common Units. In the event the Company issues shares of Common Stock, the net proceeds of the issuance are contributed to the Operating Partnership in exchange for additional Common Units. Generally, the Operating Partnership is obligated to redeem each Common Unit at the request of the unitholder for cash equal to the value of one share of Common Stock based on the average of the market price for the 10 trading days immediately preceding the notice date of such redemption, provided that the Company, at its option, may elect to acquire any such Common Units presented for redemption for cash or one share of Common Stock. The Common Units owned by the Company are not redeemable. During 2023, the Company redeemed 193,907 Common Units for a like number of shares of Common Stock and 7,294 Common Units for cash. These redemptions increased the percentage of Common Units owned by the Company from 97.8% as of December 31, 2022 to 98.0% as of December 31, 2023.

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

As of December 31, 2023, we are involved with six entities we determined to be variable interest entities, one of which we are the primary beneficiary and is consolidated and five of which we are not the primary beneficiary and are not consolidated. We also own three properties through a joint venture investment that were deconsolidated effective January 1, 2023 (see Note 4).

All intercompany transactions and accounts have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in our Consolidated Financial Statements and accompanying notes. Actual results could differ from those estimates.

Insurance

We are primarily self-insured for health care claims for participating employees. We have stop-loss coverage to limit our exposure to significant claims on a per claim and annual aggregate basis. We determine our liabilities for claims, including incurred but not reported losses, based on all relevant information, including actuarial estimates of claim liabilities. As of December 31, 2023, a reserve of $0.5 million was recorded to cover estimated reported and unreported claims.

Real Estate and Related Assets

Real estate and related assets are recorded at cost and stated at cost less accumulated depreciation. Renovations, replacements and other expenditures that improve or extend the life of assets are capitalized and depreciated over their estimated useful lives. Expenditures for ordinary maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful life of 40 years for buildings and depreciable land infrastructure costs, 15 years for building improvements and five to seven years for furniture, fixtures and equipment. Tenant improvements are amortized using the straight-line method over the initial fixed terms of the respective leases, which generally range from three to 10 years. Depreciation expense for real estate assets was $253.2 million, $240.3 million and $218.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Expenditures directly related to the development and construction of real estate assets are included in net real estate assets and stated at depreciated cost. Development expenditures include pre-construction costs essential to the development of properties, development and construction costs, interest costs on qualifying assets, real estate taxes, development personnel salaries and related costs and other costs incurred during the period of development. Interest and other carrying costs are capitalized until the building is ready for its intended use, but not later than a year from cessation of major construction activity. We consider a construction project as substantially completed and ready for its intended use upon the completion of tenant improvements. We cease capitalization on the portion that is substantially completed and occupied or held available for occupancy and capitalize only those costs associated with the portion under construction.

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

If the carrying amount of a held for use asset exceeds the sum of its undiscounted future operating and residual cash flows, an impairment loss is recorded for the difference between estimated fair value of the asset and the carrying amount. We generally estimate the fair value of assets held for use by using discounted cash flow analyses. In some instances, appraisal information may be available and is used in addition to a discounted cash flow analysis. As the factors used in generating these cash flows are difficult to predict and subject to future events that may alter our assumptions, the discounted and/or undiscounted future operating and residual cash flows estimated by us in our impairment analyses or those established by appraisal may not be achieved and we may be required to recognize future impairment losses on properties held for use.

We record assets held for sale at the lower of the carrying amount or estimated fair value. Fair value of assets held for sale is equal to the estimated or contracted sales price with a potential buyer less costs to sell. The impairment loss is the amount by which the carrying amount exceeds the estimated fair value.

We also analyze our investments in unconsolidated affiliates for impairment. This analysis consists of determining whether an expected loss in market value of an investment is other than temporary by evaluating the length of time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the investment, and our intent and ability to retain our investment for a period of time sufficient to allow for any anticipated recovery in market value. As the factors used in this analysis are difficult to predict and subject to future events that may alter our assumptions, we may be required to recognize future impairment losses on our investments in unconsolidated affiliates.

Sales of Real Estate

For sales of real estate where we have determined an enforceable contract exists and collection of the consideration to which we are entitled in exchange for transferring the real estate is probable, the related assets and liabilities are removed from the balance sheet and the resultant gain or loss is recorded in the period the transaction closes. Any post-sale involvement is accounted for as a separate performance obligation and the allocable sales price is recognized when the separate performance obligation is satisfied.

Leases

We generally lease our office properties to lessees in exchange for fixed monthly payments that cover rent, property taxes, insurance and certain cost recoveries, primarily common area maintenance (“CAM”). Our office properties that are under lease are primarily located in Atlanta, Charlotte, Dallas, Nashville, Orlando, Raleigh, Richmond and Tampa and are leased to a wide variety of lessees across many industries. Our leases are operating leases and mostly range from three to 10 years. Payments from customers for CAM are considered nonlease components that are separated from lease components and are generally accounted for in accordance with the revenue recognition standard. However, we qualified for and elected the practical expedient related to combining the components because the lease component is classified as an operating lease and the timing and pattern of transfer of CAM income, which is not the predominant component, is the same as the lease component. As such, consideration for CAM is accounted for as part of the overall consideration in the lease. Payments from customers for property taxes and insurance are considered noncomponents of the lease and therefore no consideration is allocated to them because they do not transfer a good or service to the customer. Fixed contractual payments from our leases are recognized on a straight-line basis over the terms of the respective leases. This means that, with respect to a particular lease, actual amounts billed in accordance with the lease during any given period may be higher or lower than the amount of rental revenue recognized for the period. Straight-line rental revenue is commenced when the customer assumes control of the leased premises. Accrued straight-

line rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with lease agreements.

Some of our leases are subject to annual changes in the Consumer Price Index (“CPI”). Although increases in the CPI are not estimated as part of our measurement of straight-line rental revenue, to the extent that actual CPI is greater or less than the CPI at lease commencement, the amount of rent recognized in a given year is affected accordingly.

Some of our leases have termination and/or extension options. Termination options allow the customer to terminate the lease prior to the end of the lease term under certain circumstances. Termination options generally become effective halfway or further into the original lease term and require advance notification from the customer and payment of a termination fee that reimburses us for a portion of the remaining rent under the original lease term and the undepreciated lease inception costs such as commissions, tenant improvements and lease incentives. Termination fee income is recognized on a straight-line basis from the date of the executed termination agreement through lease expiration when the amount of the fee is determinable and collectability of the fee is reasonably assured. Our extension options generally require a re-negotiation with the customer at market rates.

Initial direct costs, primarily commissions, related to the leasing of our office properties are included in deferred leasing costs and are stated at amortized cost. Such expenditures are part of the investment necessary to execute leases and are, therefore, classified as investment activities in the statement of cash flows. All leasing commissions paid to third parties and our in-house personnel for new leases or lease renewals are capitalized. Capitalized leasing costs are amortized on a straight-line basis over the initial fixed terms of the respective leases. All other costs to negotiate or arrange a lease are expensed as incurred.

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

Other than income taxes related to its taxable REIT subsidiary, the Operating Partnership does not reflect any federal income taxes in its financial statements since, as a partnership, the taxable effects of its operations are attributed to its partners. The Operating Partnership does record state income tax for states that tax partnership income directly.

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

Concentration of Credit Risk

As of December 31, 2023, our consolidated properties were leased to approximately 1,500 customers. The geographic locations that comprise greater than 10.0% of our rental and other revenues are Atlanta, Charlotte, Nashville, Raleigh and Tampa. Our customers engage in a wide variety of businesses. No single customer generated more than 4% of our consolidated revenues during 2023.

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

Derivative Financial Instruments

We borrow funds at a combination of fixed and variable rates. Borrowings under our revolving credit facility and bank term loans bear interest at variable rates. Our long-term debt, which consists of secured and unsecured long-term financings, typically bears interest at fixed rates. Our interest rate risk management objectives are to generally limit the impact of interest rate changes on earnings and cash flows and lower our overall borrowing costs. To achieve these objectives, from time to time, we enter into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate our interest rate risk with respect to existing and prospective debt instruments. We generally do not hold or issue these derivative contracts for trading or speculative purposes. The interest rate on all of our variable rate debt is generally adjusted at one or three month intervals, subject to settlements under these interest rate hedge contracts.

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

Recently Issued Accounting Standards

The Financial Accounting Standards Board (“FASB”) issued an accounting standards update (“ASU”) that provides temporary optional expedients and exceptions to ease the financial reporting burdens related to the market transition from LIBOR and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). These optional expedients and exceptions provide guidance on contract modifications and hedge accounting. We have completed the transition to SOFR rates for our applicable outstanding debt instruments with no material impact to our Consolidated Financial Statements.

The FASB issued an ASU that will require enhanced segment disclosures, primarily regarding significant segment expenses. The ASU is required to be adopted in our 2024 Annual Report and applied retrospectively to all prior periods presented in the financial statements. We do not expect such adoption to have a material effect on our Notes to Consolidated Financial Statements.

2.    Leases

Information as Lessor

We recognized rental and other revenues related to operating lease payments of $819.9 million, $816.3 million and $754.9 million, of which variable lease payments were $72.9 million, $69.8 million and $57.3 million, during the years ended December 31, 2023, 2022 and 2021, respectively. The following table sets forth the undiscounted cash flows for future minimum base rents to be received from customers for leases in effect as of December 31, 2023 for our consolidated properties:

2024	$707,439
2025	643,857
2026	588,955
2027	527,229
2028	448,428
Thereafter	1,677,371
$4,593,279

Information as Lessee

We have office assets encompassing 2.8 million rentable square feet subject to operating ground leases in Atlanta, Nashville, Orlando, Raleigh and Tampa with a weighted average remaining term of 49 years. Rental payments on these leases are adjusted periodically based on either the CPI or on a pre-determined schedule. The monthly payments on a pre-determined schedule are recognized on a straight-line basis over the terms of the respective leases. Changes in the CPI are not estimated as part of our measurement of straight-line rental expense. Upon initial adoption of Accounting Standards Codification (“ASC”) 842, we recognized a lease liability of $35.3 million (in accounts payable, accrued expenses and other liabilities) and a related right of use asset of $29.7 million (in prepaid expenses and other assets) on our Consolidated Balance Sheets equal to the present value of the minimum lease payments required under each ground lease. The difference between the recorded lease liability and right of use asset represents the accrued straight-line rent liability previously recognized under ASC 840. We used a discount rate of approximately 4.5%, which was derived from our assessment of the credit quality of the Company and adjusted to reflect secured borrowing, estimated yield curves and long-term spread adjustments over appropriate tenors at the time of adoption. Some of our ground leases contain extension options. However, these did not impact our calculation of the right of use asset and liability as they extend beyond the useful life of the properties subject to the operating ground leases. We recognized $2.6 million of ground lease expense during each of the years ended December 31, 2023, 2022, and 2021, and we paid $2.4 million, $2.4 million and $2.3 million in cash during 2023, 2022 and 2021, respectively.

The following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments on operating ground leases as of December 31, 2023 and a reconciliation of those cash flows to the operating lease liability as of December 31, 2023:

2024	$2,258
2025	2,306
2026	2,355
2027	2,407
2028	2,461
Thereafter	75,341
87,128
Discount	(54,617)
Lease liability	$32,511

Acquired Finance Lease

During 2021, we acquired a portfolio of real estate assets from Preferred Apartment Communities, Inc. (“PAC”) (see Note 3). In conjunction with the acquisition, we assumed the ground leasehold interest to land underneath a parking garage. Under the ground lease, we have an obligation to acquire fee simple title to the land at our discretion any time, but no later than October 31, 2029. We determined this lease to be a finance lease. As such, we recognized a lease liability (in accounts payable, accrued expenses and other liabilities) and a corresponding right of use asset (in prepaid expenses and other assets) of $5.3 million on our Consolidated Balance Sheet on the date of acquisition equal to the present value of the minimum lease payments required under the ground lease. Through October 31, 2029, the expected date at which we estimate we will satisfy the obligation and acquire fee simple title to the land, we will recognize interest expense equal to the lease liability times our incremental borrowing rate, which reflects the fixed rate at which we could borrow a similar amount for the same term and with similar collateral. We determined this rate to be approximately 2.6% at the time of acquisition. We also recorded an additional $3.1 million right of use asset (in prepaid expenses and other assets) to reflect favorable terms of the ground lease when compared with market terms. No amortization will be recorded for the right of use assets because they are comprised of land.

3.    Real Estate Assets

Acquisitions

During 2023, we acquired land in Raleigh for a purchase price, including capitalized acquisition costs, of $2.7 million.

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
__________
(1)Included in purchase price.

During 2021, we acquired various development land parcels in Nashville for an aggregate purchase price, including capitalized acquisition costs, of $74.1 million. The $16.0 million purchase price for one of the acquired parcels was fully paid in or prior to the second quarter of 2023.

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

Dispositions

During 2023, we sold a total of four buildings and various land parcels in Nashville, Raleigh and Tampa for an aggregate sales price of $103.8 million and recorded aggregate gains on disposition of property of $47.8 million.

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

Seller Financed Transaction

During 2023, we sold a land parcel in Tampa for an aggregate sales price of $21.0 million. In connection with this disposition, we received cash of $2.0 million and provided $19.0 million of non-recourse seller financing in the form of a two-year, interest-only first mortgage that bears interest at SOFR plus 100 basis points. We have deemed repayment of the mortgage to be not probable primarily because the seller financing represents a significant portion of the aggregate sales price and, since the seller financing is non-recourse, our only remedy in the event of a default would be to foreclose on the asset. As a result, the disposition does not meet the contract criteria to be recognized as a sale. Until such time as the contract criteria are met, we will continue to account for the land parcel as land held for development on our Consolidated Balance Sheets, and the mortgage associated with the seller financing will not be recorded on our Consolidated Balance Sheets. The cash received at closing is recorded as a nonrefundable deposit in accounts payable, accrued expenses and other liabilities on our Consolidated Balance Sheets as of December 31, 2023.

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

4.    Investments in and Advances to Affiliates

Unconsolidated Affiliates

We have equity interests of up to 50.0% in various joint ventures with unrelated third parties that are accounted for using the equity method of accounting because we have the ability to exercise significant influence over the operating and financial policies of the joint venture investment. The difference between the cost of these investments and the net book value of the underlying net assets was $18.9 million and $2.7 million as of December 31, 2023 and 2022, respectively.

The following table sets forth our ownership in unconsolidated affiliates as of December 31, 2023:

Joint Venture	Location	Ownership Interest
Highwoods-Markel Associates, LLC	Richmond	50.0%
Granite Park Six JV, LLC	Dallas	50.0%
GPI 23 Springs JV, LLC	Dallas	50.0%
M+O JV, LLC	Dallas	50.0%
Midtown East Tampa, LLC	Tampa	50.0%
Brand/HRLP 2827 Peachtree, LLC	Atlanta	50.0%
Plaza Colonnade, Tenant-in-Common	Kansas City	50.0%
Kessinger/Hunter & Company, LC	Kansas City	26.5%

- Highwoods-Markel Associates, LLC (“Markel joint venture”)

In 1999, we formed a joint venture with Markel Corporation in which we own a 50.0% interest. The Markel joint venture was consolidated as of December 31, 2022 because we controlled the major operating and financial policies of the entity. Effective January 1, 2023, the agreement governing the joint venture was modified to require the consent of both partners for major operating and financial policies of the entity. As a result, the Markel joint venture was deconsolidated effective January 1, 2023, and this joint venture is now accounted for using the equity method of accounting. We recognized a gain on deconsolidation of $11.8 million related to adjusting our retained interest in the joint venture to fair value. The assets of the Markel joint venture can only be used to settle obligations of the joint venture, and its creditors have no recourse to our wholly owned assets.

During 2021, prior to the deconsolidation, the Markel joint venture sold land in Richmond for a sale price of $3.0 million and recorded gain on disposition of property of $1.3 million.

- Granite Park Six JV, LLC/ GPI 23 Springs JV, LLC (“Granite Park Six joint venture”/“23Springs joint venture”)

During 2022, we entered the Dallas market through the formation of two joint ventures with Granite Properties (“Granite”) to develop Granite Park Six and 23Springs. In connection with the formation, we agreed to contribute our 50.0% share of the equity required to fund each development project. The Granite Park Six joint venture has an anticipated total investment of $200.0 million and the 23Springs joint venture has an anticipated total investment of $460.0 million. As of December 31, 2023, we have fully funded our share of the equity for the Granite Park Six joint venture and have funded $75.6 million of our share of the equity for the 23Springs joint venture.

The Granite Park Six joint venture obtained a construction loan for $115.0 million, with an interest rate of SOFR plus 394 basis points and a maturity date of January 2026. In connection with this loan, the Granite Park Six joint venture obtained an interest rate hedge contract that effectively caps the underlying SOFR rate at 3.5% with respect to $95.2 million of any outstanding amounts. The cap expires in July 2024. As of December 31, 2023, $54.9 million was drawn on this loan.

The 23Springs joint venture obtained a construction loan for $265.0 million, with an interest rate of SOFR plus 355 basis points and a maturity date of March 2026. In connection with this loan, the 23Springs joint venture obtained an interest rate hedge contract that effectively caps the underlying SOFR rate at 3.5% with respect to $83.0 million of any outstanding amounts. The cap expires in April 2024. As of December 31, 2023, no amounts were drawn on this loan.

We determined that we have a variable interest in both the Granite Park Six and 23Springs joint ventures primarily because the entities were designed to pass along interest rate risk, equity price risk and operation risk to us and Granite as equity holders. The joint ventures were further determined to be variable interest entities as they require additional subordinated financial support in the form of loans because the initial equity investments provided by us and Granite are not sufficient to finance the planned investments and operations. We concluded we do not have the power to direct matters that most significantly impact the activities of either entity and therefore do not qualify as the primary beneficiary. Accordingly, the entities are not consolidated. As of December 31, 2023, our risk of loss with respect to these arrangements was limited to the carrying value of each investment balance. Our investment balances were $41.9 million and $78.7 million as of December 31, 2023 for the Granite Park Six and 23Springs joint ventures, respectively. The assets of the Granite Park Six and 23Springs joint ventures can only be used to settle obligations of the respective joint venture, and their creditors have no recourse to our wholly owned assets.

- M+O JV, LLC (“McKinney & Olive joint venture”)

During 2022, we expanded our Dallas market presence by acquiring McKinney & Olive through the formation of another joint venture with Granite in which we own a 50.0% interest. The McKinney & Olive joint venture has an anticipated total investment of $394.7 million. As part of the transaction, the McKinney & Olive joint venture assumed a secured loan recorded at fair value of $137.0 million, with a stated interest rate of 4.5% and an effective interest rate of 5.3%, that is scheduled to mature in July 2024. The remainder of the purchase price paid by the McKinney & Olive joint venture was funded with $80.0 million of short-term preferred equity contributed by us and $86.4 million of common equity contributed by each of Granite and us.

During 2023, we and Granite each contributed an additional $40.0 million of common equity to the McKinney & Olive joint venture. Such proceeds were then used by the joint venture to redeem our $80.0 million short-term preferred equity investment in full. Prior to the redemption, we received monthly distributions on the preferred equity at a rate of SOFR plus 350 basis points.

We determined that we have a variable interest in the McKinney & Olive joint venture primarily because the entity was designed to pass along interest rate risk, equity price risk and operation risk to us and Granite as equity holders. The McKinney & Olive joint venture was further determined to be a variable interest entity as it requires additional subordinated financial support in the form of a loan because the initial equity investments by us and Granite, including the additional preferred equity provided by us, are not sufficient to finance its planned investments and operations. We concluded we do not have the power to direct matters that most significantly impact the activities of the entity and therefore do not qualify as the primary beneficiary. Accordingly, the entity is not consolidated. As of December 31, 2023, our risk of loss with respect to this arrangement was $118.6 million, which represents the carrying value of our investment balance. The redemption of the preferred equity during 2023 was a reconsideration event that did not change our initial conclusion that the McKinney & Olive joint venture is a variable interest entity of which were are not the primary beneficiary. As such, the entity remains unconsolidated. The assets of the McKinney & Olive joint venture can only be used to settle obligations of the joint venture, and its creditors have no recourse to our wholly owned assets.

- Midtown East Tampa, LLC (“Midtown East joint venture”)

During 2022, we formed a joint venture with The Bromley Companies (“Bromley”) in which we own a 50.0% interest to construct Midtown East, a multi-customer office development project located in the mixed-use Midtown Tampa project in Tampa’s Westshore submarket. Upon completion, the Midtown East joint venture will own 143,000 square feet of an overall 432,000 square foot tower. The rest of Midtown East will be owned by and serve as the future headquarters of Tampa Electric and Peoples Gas. The total anticipated investment for the Midtown East joint venture’s share of the overall project is $83.0 million. In connection with the formation, we agreed to contribute our 50.0% share of the equity required to fund the development project, $13.7 million of which was funded as of December 31, 2023. We also committed to provide a $52.3 million interest-only secured construction loan to the Midtown East joint venture that is scheduled to mature on the third anniversary of completion. The loan bears interest at SOFR plus 450 basis points. As of December 31, 2023, no amounts were drawn on this loan.

We determined that we have a variable interest in the Midtown East joint venture primarily because the entity was designed to pass along interest rate risk, equity price risk and operation risk to us, both as a debt and an equity holder, and to Bromley as an equity holder. The Midtown East joint venture was further determined to be a variable interest entity as it requires additional subordinated financial support in the form of a loan because the initial equity investments provided by us and Bromley are not sufficient to finance its planned investments and operations. We concluded we do not have the power to direct matters that most significantly impact the activities of the entity and therefore do not qualify as the primary beneficiary. Accordingly, the entity is not consolidated. As of December 31, 2023, our risk of loss with respect to this arrangement was limited to the carrying value of the investment balance of $13.6 million as no amounts were outstanding under the loan. The assets of the Midtown East joint venture can only be used to settle obligations of the joint venture, and its creditors have no recourse to our wholly owned assets.

- Brand/HRLP 2827 Peachtree LLC (“2827 Peachtree joint venture”)

During 2021, we formed a joint venture with Brand Properties, LLC (“Brand”) to construct 2827 Peachtree, a 135,000 square foot, multi-customer office building located in Atlanta’s Buckhead submarket. The 2827 Peachtree joint venture has an anticipated total investment of $79.0 million. At closing, we agreed to contribute cash of $13.3 million, which has been fully funded, in exchange for a 50.0% interest in the 2827 Peachtree joint venture. Brand contributed land valued at $7.7 million and cash of $5.6 million in exchange for the remaining 50.0% interest. We have provided a $52.8 million interest-only secured construction loan to the 2827 Peachtree joint venture that is scheduled to mature in December 2024 with an option to extend for one year. The loan bears interest at SOFR plus 310 basis points. As of December 31, 2023, $46.9 million was drawn on this loan.

We determined that we have a variable interest in the 2827 Peachtree joint venture primarily because the entity was designed to pass along interest rate risk, equity price risk and operation risk to us, both as a debt and an equity holder, and to Brand as an equity holder. The 2827 Peachtree joint venture was further determined to be a variable interest entity as it requires additional subordinated financial support in the form of a loan because the initial equity investments provided by us and Brand are not sufficient to finance its planned investments and operations. We concluded we do not have the power to direct matters that most significantly impact the activities of the entity and therefore do not qualify as the primary beneficiary. Accordingly, the entity is not consolidated. As of December 31, 2023, our risk of loss with respect to this arrangement was $60.3 million, which consists of the $13.4 million carrying value of our investment balance plus the $46.9 million outstanding balance of the loan. The outstanding balance on the loan is recorded in investments in and advances to unconsolidated affiliates on our Consolidated Balance Sheets. The assets of the 2827 Peachtree joint venture can only be used to settle obligations of the joint venture, and its creditors have no recourse to our wholly owned assets.

- Other Activities

We receive development, management and leasing fees for services provided to certain of our joint ventures. These fees are recognized in income to the extent of our respective joint venture partner’s interest. During the years ended December 31, 2023, 2022 and 2021, we recognized $1.0 million, $0.6 million and $1.6 million, respectively, of development/construction, management and leasing fees from our unconsolidated joint ventures.

Consolidated Affiliate

- HRLP MTW, LLC (“Midtown West joint venture”)

In 2019, we and Bromley formed a joint venture to construct Midtown West, a 152,000 square foot, multi-customer office building located in the mixed-use Midtown Tampa project in Tampa’s Westshore submarket. At closing, we agreed to contribute cash of $20.0 million, which has been fully funded, in exchange for an 80.0% interest in the Midtown West joint venture, and Bromley contributed land valued at $5.0 million in exchange for the remaining 20.0% interest. We also provided a $46.3 million interest-only secured construction loan to the Midtown West joint venture. All of the amounts outstanding under this loan were repaid in the fourth quarter of 2023.

During 2023, the Midtown West joint venture obtained a $45.0 million, five-year secured mortgage loan from a third party lender, with an effective fixed rate of 7.29%. This loan is scheduled to mature in November 2028. The joint venture incurred $0.8 million of debt issuance costs, which will be amortized over the term of the loan. The net proceeds were used by the joint venture to repay in full the secured construction loan we provided, as discussed above.

We determined that we have a variable interest in the Midtown West joint venture primarily because the entity was designed to pass along interest rate risk, equity price risk and operation risk to us, both as a debt and an equity holder, and to Bromley as an equity holder. The Midtown West joint venture was further determined to be a variable interest entity as it requires additional subordinated financial support in the form of a loan because the initial equity investments provided by us and Bromley are not sufficient to finance its planned investments and operations. We, as majority owner and managing member and through our control rights as set forth in the joint venture’s governance documents, were determined to be the primary beneficiary as we have both the power to direct the activities that most significantly affect the entity (primarily lease rates, property operations and capital expenditures) and significant economic exposure through our equity investment. The joint venture obtaining a loan from a third party during 2023, as discussed above, was a reconsideration event that did not change our initial conclusion that the Midtown West joint venture is a variable interest entity of which we are the primary beneficiary. As such, the entity remains consolidated and all intercompany transactions and accounts are eliminated. The following table sets forth the assets and liabilities of the Midtown West joint venture included on our Consolidated Balance Sheets:

	December 31,
	2023	2022
Net real estate assets	$60,410	$59,854
Cash and cash equivalents	$1,096	$1,009
Restricted cash	$2,260	$—
Accounts receivable	$31	$1,490
Accrued straight-line rents receivable	$5,041	$1,921
Deferred leasing costs, net	$2,783	$2,677
Prepaid expenses and other assets	$124	$153
Mortgages and notes payable, net	$44,192	$—
Accounts payable, accrued expenses and other liabilities	$2,872	$1,212

The assets of the Midtown West joint venture can only be used to settle obligations of the joint venture, and its creditors have no recourse to our wholly owned assets.

Joint Venture Rights and Obligations

With respect to some of our joint ventures, we have a right to buy, and our joint venture partner has a right to sell to us, such joint venture partner’s interest under certain circumstances for fair market value (less estimated costs to sell) during various timeframes in the future. For our Granite Park Six joint venture, such rights are exercisable during the two-year period commencing on the 10th anniversary of the completion date. For each of our 23Springs and McKinney & Olive joint ventures, such rights are exercisable during the two-year period commencing on the 12th anniversary of the stabilization date of 23Springs. For our 2827 Peachtree joint venture, such rights are exercisable during the two-year period commencing on the earlier of: (1) the stabilization date; (2) the seventh anniversary of the completion date; and (3) the maturity of the loan provided by us to the joint venture. For our Midtown West joint venture, our right to buy our partner’s interest is exercisable during the two-year period commencing on the seventh anniversary of the completion date, and our partner’s right to sell its interest to us is exercisable during the period commencing on the stabilization date and ending on the ninth anniversary of the completion date.

In addition to the foregoing, with respect to our Granite Park Six, 23Springs and Midtown West joint ventures, our joint venture partner has the right to receive additional consideration from us or the joint venture under certain circumstances if and to the extent the internal rate of return on the applicable development project exceeds certain thresholds.

5.    Intangible Assets and Below Market Lease Liabilities

The following table sets forth total intangible assets and acquisition-related below market lease liabilities, net of accumulated amortization:

	December 31,
	2023	2022
Assets:
Deferred leasing costs (including lease incentives and above market lease and in-place lease acquisition-related intangible assets)	$401,621	$416,579
Less accumulated amortization	(175,697)	(163,751)
	$225,924	$252,828
Liabilities (in accounts payable, accrued expenses and other liabilities):
Acquisition-related below market lease liabilities	$50,842	$55,304
Less accumulated amortization	(30,416)	(29,859)
	$20,426	$25,445

The following table sets forth amortization of intangible assets and below market lease liabilities:

	Year Ended December 31,
	2023	2022	2021
Amortization of deferred leasing costs and acquisition-related intangible assets (in depreciation and amortization)	$43,511	$44,900	$38,173
Amortization of lease incentives (in rental and other revenues)	$2,816	$2,090	$1,885
Amortization of acquisition-related intangible assets (in rental and other revenues)	$3,338	$3,320	$1,932
Amortization of acquisition-related below market lease liabilities (in rental and other revenues)	$(5,019)	$(5,452)	$(5,720)

The following table sets forth scheduled future amortization of intangible assets and below market lease liabilities:

Years Ending December 31,	Amortization of Deferred Leasing Costs and Acquisition-Related Intangible Assets (in Depreciation and Amortization)	Amortization of Lease Incentives (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental and Other Revenues)	Amortization of Acquisition-Related Below Market Lease Liabilities (in Rental and Other Revenues)
2024	$39,896	$2,279	$3,066	$(4,240)
2025	31,612	1,977	2,210	(2,727)
2026	27,323	1,744	1,861	(2,431)
2027	23,539	1,543	1,520	(2,062)
2028	19,684	1,298	1,404	(1,648)
Thereafter	57,353	3,428	4,187	(7,318)
	$199,407	$12,269	$14,248	$(20,426)
Weighted average remaining amortization periods as of December 31, 2023 (in years)	7.4	7.2	7.1	8.1

6.    Mortgages and Notes Payable

Our mortgages and notes payable consisted of the following:

	December 31,
	2023	2022
Secured indebtedness (1):
5.69% mortgage loan due 2028	$200,000	$—
7.29% mortgage loan due 2028 (2)	45,000	—
4.27% (3.61% effective rate) mortgage loan due 2028 (3)	110,391	113,105
4.00% mortgage loan due 2029	87,003	89,204
3.61% (3.19% effective rate) mortgage loan due 2029 (4)	84,360	84,666
3.40% (3.50% effective rate) mortgage loan due 2033 (5)	69,524	69,473
4.60% (3.73% effective rate) mortgage loan due 2037 (6)	124,474	127,540
	720,752	483,988
Unsecured indebtedness:
3.875% (4.038% effective rate) notes due 2027 (7)	298,734	298,334
4.125% (4.271% effective rate) notes due 2028 (8)	348,276	347,863
4.200% (4.234% effective rate) notes due 2029 (9)	349,484	349,386
3.050% (3.079% effective rate) notes due 2030 (10)	399,400	399,302
2.600% (2.645% effective rate) notes due 2031 (11)	398,892	398,735
7.650% (7.836% effective rate) notes due 2034 (12)	345,407	—
Variable rate term loan due 2026 (13)	200,000	200,000
Variable rate term loan due 2027 (13)	150,000	150,000
Variable rate term loan due 2024 (14)	—	200,000
Revolving credit facility due 2025 (15)	20,000	386,000
	2,510,193	2,729,620
Less-unamortized debt issuance costs	(17,739)	(16,393)
Total mortgages and notes payable, net	$3,213,206	$3,197,215
__________
(1)Our secured mortgage loans were collateralized by real estate assets with an undepreciated book value of $1,237.6 million as of December 31, 2023. We paid down $6.7 million of secured loan balances through principal amortization during 2023.
(2)The borrower under this loan is our Midtown West joint venture, a consolidated 80.0% owned joint venture. See Note 4.
(3)Net of unamortized fair market value premium of $2.7 million and $3.3 million as of December 31, 2023 and 2022, respectively.
(4)Net of unamortized fair market value premium of $1.7 million and $2.0 million as of December 31, 2023 and 2022, respectively.
(5)Net of unamortized fair market value discount of $0.5 million as of both December 31, 2023 and 2022.
(6)Net of unamortized fair market value premium of $8.6 million and $9.3 million as of December 31, 2023 and 2022, respectively.
(7)Net of unamortized original issuance discount of $1.3 million and $1.7 million as of December 31, 2023 and 2022, respectively.
(8)Net of unamortized original issuance discount of $1.7 million and $2.1 million as of December 31, 2023 and 2022, respectively.
(9)Net of unamortized original issuance discount of $0.5 million and $0.6 million as of December 31, 2023 and 2022, respectively.
(10)Net of unamortized original issuance discount of $0.6 million and $0.7 million as of December 31, 2023 and 2022, respectively.
(11)Net of unamortized original issuance discount of $1.1 million and $1.3 million as of December 31, 2023 and 2022, respectively.
(12)Net of unamortized original issuance discount of $4.6 million as of December 31, 2023.
(13)The interest rate was 6.35% as of December 31, 2023.
(14)This loan was repaid in full as of December 31, 2023.
(15)The interest rate was 6.25% as of December 31, 2023.

The following table sets forth scheduled future principal payments, including amortization, due on our mortgages and notes payable as of December 31, 2023:

Years Ending December 31,	Amount
2024	$6,944
2025	27,156
2026	206,922
2027	458,976
2028	699,168
Thereafter	1,831,779
Less-unamortized debt issuance costs	(17,739)
$3,213,206

As of December 31, 2023,our $750.0 million unsecured revolving credit facility was scheduled to mature in March 2025. The interest rate on our revolving credit facility was SOFR plus a related spread adjustment of 10 basis points and a borrowing spread of 85 basis points, based on current credit ratings. The annual facility fee was 20 basis points. The interest rate and facility fee were based on the higher of the publicly announced ratings from Moody’s Investors Service or Standard & Poor’s Ratings Services. We were entitled to a temporary reduction in the interest rate of one basis point provided we meet certain sustainability goals with respect to the ongoing reduction of greenhouse gas emissions. As of December 31, 2023, there was $20.0 million outstanding under our revolving credit facility and $0.9 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility as of December 31, 2023 was $729.1 million.

During 2023, the Operating Partnership issued $350.0 million aggregate principal amount of 7.650% notes due February 2034, less original issuance discount of $4.6 million. These notes were priced to yield 7.836%. Previously during 2023, we obtained an aggregate of $200.0 million notional amount of forward-starting swaps that effectively locked the underlying 10-year treasury rate at 4.498%. Upon the subsequent issuance of the notes, we terminated the forward-starting swaps and paid cash upon settlement. The unrealized loss of $0.5 million will be classified to interest expense as interest payments are made on the debt. Underwriting fees and other expenses totaled $3.2 million and will be amortized over the term of the notes. The net proceeds from the issuance were used: (1) to prepay, without penalty, a $200.0 million unsecured bank term loan that was scheduled to mature in October 2024; (2) to repay amounts outstanding under our revolving credit facility; and (3) for general corporate purposes. We recorded $0.6 million of loss on debt extinguishment related to the term loan prepayment.

During 2023, we obtained a $200.0 million, five-year secured mortgage loan from a third party lender, with an effective fixed interest rate of 5.69%. This loan is scheduled to mature in April 2028. We incurred $1.3 million of debt issuance costs, which will be amortized over the term of the loan.

During 2022, we obtained a $200.0 million, two-year unsecured bank term loan that was originally scheduled to mature in October 2024. This loan was prepaid in full without penalty during the fourth quarter of 2023. The interest rate, based on current credit ratings, was SOFR plus a related spread adjustment of 10 basis points and a borrowing spread of 95 basis points. The interest rate was based on the higher of the publicly announced ratings from Moody’s Investors Service or Standard & Poor’s Ratings Services. We were entitled to a temporary reduction in the interest rate of one basis point provided we met certain sustainability goals with respect to the ongoing reduction of greenhouse gas emissions. We used the additional $200.0 million of borrowings, together with available cash and borrowings under our revolving credit facility, to prepay without penalty $250.0 million principal amount of 3.625% unsecured notes that were scheduled to mature in January 2023.

During 2022, we modified our other $200.0 million unsecured bank term loan to extend the maturity date from November 2022 to May 2026. As part of this modification, we also obtained a $150.0 million delayed-draw term loan, which was drawn in its entirety in the third quarter of 2022, that is scheduled to mature in May 2027. The interest rate, based on current credit ratings, is SOFR plus a related spread adjustment of 10 basis points and a borrowing spread of 95 basis points. The interest rate is based on the higher of the publicly announced ratings from Moody’s Investors Service or Standard & Poor’s Ratings Services. Subject to written consent of the lenders, we may elect to amend this term loan no later than May 15, 2024 to provide that the interest rate may be adjusted upward or downward by up to 2.5 basis points subject to satisfaction of certain to-be-determined sustainability goals with respect to the ongoing reduction of greenhouse gas emissions. We incurred $2.7 million of debt issuance costs, which are being amortized along with certain existing unamortized debt issuance costs over the remaining term of our modified term loan.

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

The Operating Partnership has $2,140.2 million carrying amount of various notes outstanding as detailed in the table above. The indenture that governs these outstanding notes requires us to comply with customary operating covenants and various financial ratios. The trustee or the holders of at least 25.0% in principal amount of any series of notes can accelerate the principal amount of such series upon written notice of a default that remains uncured after 60 days.

We have considered our short-term liquidity needs within one year from February 6, 2024 (the date of issuance of the annual financial statements) and the adequacy of our estimated cash flows from operating activities and other available financing sources to meet these needs. Importantly, we have no scheduled debt maturities during such one-year period. We have concluded it is probable we will meet these short-term liquidity requirements through a combination of the following:

•available cash and cash equivalents;

•cash flows from operating activities;

•issuance of debt securities by the Operating Partnership;

•issuance of secured debt;

•bank term loans;

•borrowings under our revolving credit facility;

•issuance of equity securities by the Company or the Operating Partnership; and

•the disposition of non-core assets.

Capitalized Interest

Total interest capitalized to wholly-owned and joint venture development and significant building and tenant improvement projects was $9.0 million, $4.0 million and $9.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.

7.    Commitments and Contingencies

Lease and Contractual Commitments

We have $204.3 million of lease and contractual commitments as of December 31, 2023. Lease and contractual commitments represent commitments under signed leases and contracts for operating properties (excluding tenant-funded tenant improvements), contracts for development/redevelopment projects and unfunded joint venture equity contributions agreed to at formation, of which $50.7 million was recorded on our Consolidated Balance Sheet as of December 31, 2023.

Contingent Consideration

We had $0.8 million of contingent consideration related to a parcel of acquired development land as of both December 31, 2023 and 2022. The contingent consideration is payable in cash to a third party if and to the extent future development milestones as outlined in the purchase agreements are met.

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

Litigation, Claims and Assessments

From time to time, we are a party to a variety of legal proceedings, claims and assessments arising in the ordinary course of our business. We regularly assess the liabilities and contingencies in connection with these matters based on the latest information available. For matters where it is probable that we have incurred or will incur a loss and the loss or range of loss can be reasonably estimated, the estimated loss is accrued and charged to income in our Consolidated Financial Statements. In other instances, because of the uncertainties related to both the probable outcome and amount or range of loss, a reasonable estimate of liability, if any, cannot be made. Based on the current expected outcome of such matters, none of these proceedings, claims or assessments is expected to have a material effect on our business, financial condition, results of operations or cash flows.

Joint Venture Buyout Rights and Obligations

With respect to certain of our joint ventures, we have a right to buy, and our joint venture partner has a right to sell to us, such joint venture partner's interest under certain circumstances for fair market value (less estimated costs to sell) at various timeframes in the future. See Note 4.

In addition, with respect to certain of our joint ventures, our joint venture partner has a right to receive additional consideration from us or the joint venture under certain circumstances if and to the extent the internal rate of return on the applicable development project exceeds certain thresholds. See Note 4.

8.    Noncontrolling Interests

Noncontrolling Interests in Consolidated Affiliates

As of December 31, 2023, our noncontrolling interests in consolidated affiliates relate to our joint venture partner’s 20.0% interest in the Midtown West joint venture. See Note 4. Our joint venture partner is an unrelated third party.

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

The following table sets forth the Company’s noncontrolling interests in the Operating Partnership:

	Year Ended December 31,
	2023	2022
Beginning noncontrolling interests in the Operating Partnership	$65,977	$111,689
Adjustment of noncontrolling interests in the Operating Partnership to fair value	(10,152)	(39,502)
Conversions of Common Units to Common Stock	(4,795)	(1,251)
Redemptions of Common Units	(163)	(3,763)
Net income attributable to noncontrolling interests in the Operating Partnership	3,164	3,670
Distributions to noncontrolling interests in the Operating Partnership	(4,511)	(4,866)
Total noncontrolling interests in the Operating Partnership	$49,520	$65,977

The following table sets forth net income available for common stockholders and transfers from the Company’s noncontrolling interests in the Operating Partnership:

	Year Ended December 31,
	2023	2022	2021
Net income available for common stockholders	$146,230	$156,572	$310,791
Increase in additional paid in capital from conversions of Common Units to Common Stock	4,795	1,251	15,076
Redemptions of Common Units	163	3,763	—
Change from net income available for common stockholders and transfers from noncontrolling interests	$151,188	$161,586	$325,867

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

Level 3. Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities.

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

The following table sets forth our assets and liabilities and the Company’s noncontrolling interests in the Operating Partnership that are measured or disclosed at fair value within the fair value hierarchy:

		Level 1	Level 2
	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs
Fair Value as of December 31, 2023:
Assets:
Mortgages and notes receivable, at fair value (1)	$4,795	$—	$4,795
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	2,294	2,294	—
Total Assets	$7,089	$2,294	$4,795
Noncontrolling Interests in the Operating Partnership	$49,520	$49,520	$—
Liabilities:
Mortgages and notes payable, net, at fair value (1)	$2,927,330	$—	$2,927,330
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	2,294	2,294	—
Total Liabilities	$2,929,624	$2,294	$2,927,330

Fair Value as of December 31, 2022:
Assets:
Mortgages and notes receivable, at fair value (1)	$1,051	$—	$1,051
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	2,564	2,564	—
Total Assets	$3,615	$2,564	$1,051
Noncontrolling Interests in the Operating Partnership	$65,977	$65,977	$—
Liabilities:
Mortgages and notes payable, net, at fair value (1)	$2,832,973	$—	$2,832,973
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	2,564	2,564	—
Total Liabilities	$2,835,537	$2,564	$2,832,973
__________
(1)    Amounts are not recorded at fair value on our Consolidated Balance Sheets as of December 31, 2023 and 2022.

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

10.    Equity

Common Stock Issuances

During 2023, we entered into separate equity distribution agreements in which the Company may offer and sell up to $300.0 million in aggregate gross sales price of shares of Common Stock. There were no shares issued under these agreements in 2023. During 2022, the Company issued 130,011 shares of Common Stock under its equity distribution agreements at an average gross sales price of $46.50 per share and received net proceeds, after sales commissions, of $6.0 million. As of December 31, 2023, the Company had 94.3 million remaining shares of Common Stock authorized to be issued under its charter.

Common Stock Dividends

Dividends of the Company declared per share of Common Stock were $2.00, $2.00 and $1.96 for the years ended December 31, 2023, 2022 and 2021, respectively.

The following table sets forth the Company’s estimated taxability to the common stockholders of dividends per share for federal income tax purposes:

	Year Ended December 31,
	2023	2022	2021
Ordinary dividend	$1.58	$1.82	$1.87
Capital gains	0.42	0.18	0.09
Total	$2.00	$2.00	$1.96

The Company’s tax returns have not been examined by the Internal Revenue Service (“IRS”) and, therefore, the taxability of dividends is subject to change.

Preferred Stock

The following table sets forth the Company’s outstanding Preferred Stock as of both December 31, 2023 and 2022 :

	Issue Date	Number of Shares Outstanding	Carrying Value	Liquidation Preference Per Share	Optional Redemption Date	Annual Dividends Payable Per Share
		(in thousands)
8.625% Series A Cumulative Redeemable	2/12/1997	29	$28,811	$1,000	2/12/2027	$86.25

The following table sets forth the Company’s estimated taxability to the preferred stockholders of dividends per share for federal income tax purposes:

	Year Ended December 31,
	2023	2022	2021
8.625% Series A Cumulative Redeemable:
Ordinary dividend	$68.02	$78.48	$82.38
Capital gains	18.23	7.77	3.87
Total	$86.25	$86.25	$86.25

The Company’s tax returns have not been examined by the IRS and, therefore, the taxability of dividends is subject to change.

Warrants

As of both December 31, 2023 and 2022, we had 15,000 warrants outstanding with an exercise price of $32.50 per share. Upon exercise of a warrant, the Company will contribute the exercise price to the Operating Partnership in exchange for

Common Units. Therefore, the Operating Partnership accounts for such warrants as if issued by the Operating Partnership. These warrants have no expiration date.

Common Unit Distributions

Distributions of the Operating Partnership declared per Common Unit were $2.00, $2.00 and $1.96 for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Preferred Units

The following table sets forth the Operating Partnership’s outstanding Preferred Units as of both December 31, 2023 and 2022:

	Issue Date	Number of Units Outstanding	Carrying Value	Liquidation Preference Per Unit	Optional Redemption Date	Annual Distributions Payable Per Unit
		(in thousands)
8.625% Series A Cumulative Redeemable	2/12/1997	29	$28,811	$1,000	2/12/2027	$86.25

11.    Employee Benefit Plans

Officer, Management and Director Compensation Programs

Officers of the Company participate in an annual non-equity incentive program pursuant to which they are eligible to earn cash payments based on a percentage of their annual base salary in effect for December of the applicable year. Under this component of our executive compensation program, officers are eligible to earn additional cash compensation generally to the extent specific performance-based metrics are achieved during the most recently completed year. The position held by each officer has a target annual incentive percentage that ranges from 35% to 140% of base salary. The more senior the position, the greater the portion of compensation that varies with performance. The percentage amount an officer may earn under the annual non-equity incentive plan is the product of the target annual incentive percentage times an “actual performance factor,” which can range from zero to 200%. Amounts under our annual non-equity incentive plan are accrued and expensed in the year earned, but are typically paid early in the following year.

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

	December 31,
	2023	2022
Outstanding stock options and warrants	527,067	527,067
Possible future issuance under equity incentive plans	2,537,816	2,817,293
	3,064,883	3,344,360

Of the possible future issuance under the Company’s long-term equity incentive plans as of December 31, 2023, no more than an additional 0.5 million shares can be in the form of restricted stock.

During the years ended December 31, 2023, 2022 and 2021, we recognized share-based compensation expense of $7.0 million, $7.6 million and $8.6 million, respectively. Because REITs generally do not pay income taxes, we do not realize tax benefits on share-based payments. As of December 31, 2023, there was $4.0 million of total unrecognized share-based compensation costs, which will be recognized over a weighted average remaining contractual term of 2.0 years.

- Stock Options

Outstanding stock options vest ratably on an annual basis over four years and expire after 10 years. All stock options have an exercise price equal to the last reported stock price of our Common Stock on the New York Stock Exchange (“NYSE”) on the last trading day prior to grant. The value of all options as of the date of grant is calculated using the Black-Scholes option-pricing model and is amortized over the respective vesting period or the service period, if shorter, for employees who are or will become eligible under the Company’s retirement plan.

The following table sets forth stock option activity:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price
Stock options outstanding as of December 31, 2020	537,373	$46.07
Exercised	(25,306)	43.76
Stock options outstanding as of December 31, 2021 (1)	512,067	46.18
__________
(1)There were no options granted, canceled, exercised or forfeited during the years ended December 31, 2023 and 2022. The Company had 512,067 options exercisable as of December 31, 2023, 2022 and 2021, respectively, with a weighted average exercise price of $46.18 at each date. As of December 31, 2023 and 2022, these options had a weighted average remaining life of 2.0 years and 3.0 years, respectively, and all had exercise prices higher than the market price of our common stock.

No options were exercised during the years ended December 31, 2023 and 2022, respectively. Cash received or receivable from options exercised was $1.1 million for the year ended December 31, 2021. The total intrinsic value of options exercised during the year ended December 31, 2021 was $0.1 million. The total intrinsic value of options outstanding as of December 31, 2021 was $0.6 million. The Company generally does not permit the net cash settlement of exercised stock options, but does permit net share settlement so long as the shares received are held for at least a year. The Company has a practice of issuing new shares to satisfy stock option exercises.

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

The following table sets forth time-based restricted stock activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted shares outstanding as of December 31, 2020	209,190	$45.34
Awarded and issued (1)	103,120	39.99
Vested (2)	(89,264)	45.90
Forfeited	(3,327)	43.13
Restricted shares outstanding as of December 31, 2021	219,719	42.63
Awarded and issued (1)	99,975	43.58
Vested (2)	(101,082)	42.80
Forfeited	(779)	42.37
Restricted shares outstanding as of December 31, 2022	217,833	43.00
Awarded and issued (1)	155,717	26.42
Vested (2)	(95,423)	43.57
Forfeited	(1,819)	34.11
Restricted shares outstanding as of December 31, 2023	276,308	$33.51
__________
(1)The weighted average fair value at grant date of time-based restricted stock issued during the years ended December 31, 2023, 2022 and 2021 was $4.1 million, $4.4 million and $4.1 million, respectively.
(2)The vesting date fair value of time-based restricted stock that vested during the years ended December 31, 2023, 2022 and 2021 was $2.5 million, $4.4 million and $3.6 million, respectively. Vested shares include those shares surrendered by employees to satisfy tax withholding obligations in connection with such vesting.

- Total Return-Based Restricted Stock

Shares of total return-based restricted stock vest to the extent the Company’s absolute total returns for certain pre-determined three-year periods exceed predetermined goals. The amount subject to vesting ranges from zero to 150%. For total return-based restricted stock issued prior to 2022, notwithstanding the Company’s absolute total return, if the Company’s total return exceeds 100% of the average peer group total return index, 100% of total return-based restricted stock issued will vest at the end of the applicable period. For total return-based restricted stock issued since 2022, notwithstanding the Company’s absolute total return, if the Company’s total return is in the 50th percentile or greater as compared to all of the companies included in the FTSE NAREIT Equity Office Index, 100% of total return-based restricted stock issued will vest at the end of the applicable period. The weighted average grant date fair value of such shares of total return-based restricted stock issued in 2023, 2022 and 2021 was determined to be $27.06, $41.94 and $36.41, respectively, and is amortized over the respective three-year period or the service period, if shorter, for employees who are or will become eligible under the Company’s retirement plan. The fair values of the total return-based restricted stock granted were determined at the grant dates using a Monte Carlo simulation model and the following assumptions:

	2023	2022	2021
Risk free interest rate (1)	4.4%	1.6%	0.3%
Common stock dividend yield (2)	6.9%	4.5%	4.8%
Expected volatility (3)	27.2%	25.8%	26.8%
__________
(1)Represents the interest rate as of the grant date on US treasury bonds having the same life as the estimated life of the total return-based restricted stock grants.
(2)The dividend yield is calculated utilizing the then current regular dividend rate for a one-year period and the average per share price of Common Stock during the three-month period preceding the date of grant.
(3)Based on the historical volatility of Common Stock over a period relevant to the related total return-based restricted stock grant.

The following table sets forth total return-based restricted stock activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted shares outstanding as of December 31, 2020	225,184	$39.53
Awarded and issued (1)	81,464	36.41
Vested (2)	(55,452)	43.01
Forfeited (3)	(21,904)	42.33
Restricted shares outstanding as of December 31, 2021	229,292	38.00
Awarded and issued (1)	81,832	41.94
Vested (2)	(62,985)	45.90
Forfeited (3)	(20,995)	45.90
Restricted shares outstanding as of December 31, 2022	227,144	38.93
Awarded and issued (1)	126,736	27.06
Vested (2)	(65,140)	44.88
Forfeited (3)	(2,148)	35.83
Restricted shares outstanding as of December 31, 2023	286,592	$34.03
__________
(1)The fair value at grant date of total return-based restricted stock issued during the years ended December 31, 2023, 2022 and 2021 was $3.4 million, $3.4 million and $2.9 million, respectively, at target.
(2)The vesting date fair value of total return-based restricted stock that vested during the years ended December 31, 2023, 2022 and 2021 was $1.7 million, $2.7 million and $2.2 million, respectively, based on the performance of the specific plans. Vested shares include those shares surrendered by employees to satisfy tax withholding obligations in connection with such vesting.
(3)The 2022 and 2021 amounts include 20,995 and 18,484 shares, respectively, that were forfeited at the end of the applicable measurement period because the applicable total return did not meet targeted levels. No shares were forfeited in 2023.

401(k) Retirement Savings Plan

We have a 401(k) Retirement Savings Plan covering substantially all employees who meet certain age and employment criteria. We contribute amounts for each participant at a rate of 75% of the employee’s contribution (up to 6% of each employee’s bi-weekly salary and cash incentives, subject to statutory limits). During the years ended December 31, 2023, 2022 and 2021, we contributed $1.4 million, $1.4 million and $1.3 million, respectively, to the 401(k) savings plan. The assets of this qualified plan are not included in our Consolidated Financial Statements since the assets are not owned by us.

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

Deferred Compensation

Prior to 2010, officers could elect to defer all or a portion of their cash compensation, which was then invested in unrelated mutual funds under a non-qualified deferred compensation plan. These investments are recorded at fair value, which aggregated $2.3 million and $2.6 million as of December 31, 2023 and 2022, respectively, and are included in prepaid expenses and other assets, with an offsetting deferred compensation liability recorded in accounts payable, accrued expenses and other liabilities. Deferred amounts ultimately payable to the participants are based on the value of the related mutual fund investments. Accordingly, changes in the value of the unrelated mutual funds are recorded in interest and other income and the corresponding offsetting changes in the deferred compensation liability are recorded in general and administrative expense. As a result, there is no effect on our net income.

The following table sets forth our deferred compensation liability:

	Year Ended December 31,
	2023	2022	2021
Beginning deferred compensation liability	$2,564	$2,866	$2,573
Mark-to-market adjustment to deferred compensation (in general and administrative expenses)	243	(302)	293
Distributions from deferred compensation plans	(513)	—	—
Total deferred compensation liability	$2,294	$2,564	$2,866

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”) pursuant to which employees may contribute up to 25% of their cash compensation for the purchase of Common Stock. At the end of each quarter, each participant’s account balance, which includes accumulated dividends, is applied to acquire shares of Common Stock at a cost that is calculated at 85% of the average closing price on the NYSE on the five consecutive days preceding the last day of the quarter. In the years ended December 31, 2023, 2022 and 2021, the Company issued 77,086, 46,656 and 38,460 shares, respectively, of Common Stock under the ESPP. The 15% discount on newly issued shares, which is taxable income to the participants and is recorded by us as additional compensation expense, aggregated $0.3 million, $0.2 million and $0.2 million in the years ended December 31, 2023, 2022 and 2021, respectively. Generally, shares purchased under the ESPP must be held for at least one year. The Company satisfies its ESPP obligations by issuing additional shares of Common Stock.

12.    Earnings Per Share and Per Unit

The following table sets forth the computation of basic and diluted earnings per share of the Company:

	Year Ended December 31,
	2023	2022	2021
Earnings per Common Share - basic:
Numerator:
Net income	$151,330	$163,958	$323,310
Net (income) attributable to noncontrolling interests in the Operating Partnership	(3,164)	(3,670)	(8,321)
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates	549	(1,230)	(1,712)
Dividends on Preferred Stock	(2,485)	(2,486)	(2,486)
Net income available for common stockholders	$146,230	$156,572	$310,791
Denominator:
Denominator for basic earnings per Common Share – weighted average shares (1)	105,529	105,120	104,232
Net income available for common stockholders	$1.39	$1.49	$2.98
Earnings per Common Share - diluted:
Numerator:
Net income	$151,330	$163,958	$323,310
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates	549	(1,230)	(1,712)
Dividends on Preferred Stock	(2,485)	(2,486)	(2,486)
Net income available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	$149,394	$160,242	$319,112
Denominator:
Denominator for basic earnings per Common Share – weighted average shares (1)	105,529	105,120	104,232
Add:
Stock options using the treasury method	—	5	18
Noncontrolling interests Common Units	2,256	2,442	2,811
Denominator for diluted earnings per Common Share – adjusted weighted average shares and assumed conversions	107,785	107,567	107,061
Net income available for common stockholders	$1.39	$1.49	$2.98
__________
(1)Includes all unvested restricted stock where dividends on such restricted stock are non-forfeitable.

The following table sets forth the computation of basic and diluted earnings per unit of the Operating Partnership:

	Year Ended December 31,
	2023	2022	2021
Earnings per Common Unit - basic:
Numerator:
Net income	$151,330	$163,958	$323,310
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates	549	(1,230)	(1,712)
Distributions on Preferred Units	(2,485)	(2,486)	(2,486)
Net income available for common unitholders	$149,394	$160,242	$319,112
Denominator:
Denominator for basic earnings per Common Unit – weighted average units (1)	107,376	107,153	106,634
Net income available for common unitholders	$1.39	$1.50	$2.99
Earnings per Common Unit - diluted:
Numerator:
Net income	$151,330	$163,958	$323,310
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates	549	(1,230)	(1,712)
Distributions on Preferred Units	(2,485)	(2,486)	(2,486)
Net income available for common unitholders	$149,394	$160,242	$319,112
Denominator:
Denominator for basic earnings per Common Unit – weighted average units (1)	107,376	107,153	106,634
Add:
Stock options using the treasury method	—	5	18
Denominator for diluted earnings per Common Unit – adjusted weighted average units and assumed conversions	107,376	107,158	106,652
Net income available for common unitholders	$1.39	$1.50	$2.99
__________
(1)Includes all unvested restricted stock where distributions on such restricted stock are non-forfeitable.

13.    Income Taxes

Our Consolidated Financial Statements include the operations of the Company’s taxable REIT subsidiary, which is not entitled to the dividends paid deduction and is subject to federal, state and local income taxes on its taxable income.

The minimum dividend per share of Common Stock required for the Company to maintain its REIT status was $1.42, $1.60 and $1.61 per share in 2023, 2022 and 2021, respectively. Continued qualification as a REIT depends on the Company’s ability to satisfy the dividend distribution tests, stock ownership requirements and various other qualification tests. The tax basis of the Company’s assets (net of accumulated tax depreciation and amortization) and liabilities was approximately $5.6 billion and $3.5 billion, respectively, as of December 31, 2023 and $5.6 billion and $3.5 billion, respectively, as of December 31, 2022. The tax basis of the Operating Partnership’s assets (net of accumulated tax depreciation and amortization) and liabilities was approximately $5.4 billion and $3.5 billion, respectively, as of December 31, 2023 and $5.4 billion and $3.5 billion, respectively, as of December 31, 2022.

During the years ended December 31, 2023, 2022 and 2021, the Company qualified as a REIT and incurred no federal income tax expense; accordingly, the only federal income taxes included in the accompanying Consolidated Financial Statements relate to activities of the Company’s taxable REIT subsidiary.

The Company had no net deferred tax asset or liability as of December 31, 2023 or December 31, 2022.

For the years ended December 31, 2023 and 2022, there were no unrecognized tax benefits. The Company is subject to federal, state and local income tax examinations by taxing authorities for 2020 through 2023. The Company does not expect that the total amount of unrecognized benefits will materially change within the next year.

14.    Segment Information

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

The following tables summarize rental and other revenues, net operating income and total assets for our office properties. Net operating income is the primary industry property-level performance metric used by our chief operating decision maker and is defined as rental and other revenues less rental property and other expenses.

	Year Ended December 31,
	2023	2022	2021
Rental and Other Revenues:
Atlanta	$143,741	$143,904	$143,612
Charlotte	85,984	73,721	49,347
Nashville	171,797	174,341	149,674
Orlando	58,002	54,802	51,281
Raleigh	181,964	182,990	162,115
Richmond	35,918	43,084	45,941
Tampa	99,421	94,726	97,954
Total Office Segment	776,827	767,568	699,924
Other	57,170	61,361	68,083
Total Rental and Other Revenues	$833,997	$828,929	$768,007

Net Operating Income:
Atlanta	$89,700	$92,297	$94,122
Charlotte	63,921	55,689	38,464
Nashville	125,417	129,217	110,039
Orlando	35,162	32,331	31,301
Raleigh	132,262	134,904	121,005
Richmond	24,756	28,879	31,726
Tampa	62,382	59,691	64,396
Total Office Segment	533,600	533,008	491,053
Other	31,615	36,115	40,518
Total Net Operating Income	565,215	569,123	531,571
Reconciliation to net income:
Depreciation and amortization	(299,411)	(287,610)	(259,255)
Impairments of real estate assets	—	(36,515)	—
General and administrative expenses	(42,857)	(42,266)	(40,553)
Interest expense	(136,710)	(105,385)	(85,853)
Other income	4,435	1,530	1,394
Gains on disposition of property	47,773	63,546	174,059
Gain on deconsolidation of affiliate	11,778	—	—
Equity in earnings of unconsolidated affiliates	1,107	1,535	1,947
Net income	$151,330	$163,958	$323,310

	December 31,
	2023	2022
Total Assets:
Atlanta	$907,421	$928,406
Charlotte	974,846	984,075
Nashville	1,259,272	1,290,819
Orlando	286,781	287,950
Raleigh	1,255,978	1,288,878
Richmond	157,299	196,435
Tampa	473,800	493,966
Total Office Segment	5,315,397	5,470,529
Other	687,531	592,847
Total Assets	$6,002,928	$6,063,376

15.    Subsequent Events

Our $750.0 million unsecured revolving credit facility was modified on January 25, 2024 and is now scheduled to mature in January 2028 (but can be extended for two additional six-month periods at our option assuming no defaults have occurred). The interest rate on our newly modified revolving credit facility remains SOFR plus a related spread adjustment of 10 basis points and a borrowing spread of 85 basis points, based on current credit ratings and the annual facility fee remains 20 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody’s Investors Service or Standard & Poor’s Ratings Services. Subject to written consent of the lenders, we may elect to amend the newly modified revolving credit facility no later than May 15, 2024 to provide that the interest rate may be adjusted upward or downward by up to 2.5 basis points subject to satisfaction of certain to-be-determined sustainability goals with respect to the ongoing reduction of greenhouse gas emissions. The financial and other covenants under our newly modified facility are substantially similar to our previous credit facility. We expect to incur $7.9 million of debt issuance costs, which will be amortized along with certain existing unamortized debt issuance costs over the remaining term of our new revolving credit facility. We expect to record $0.2 million of loss on debt extinguishment. As of January 26, 2024, there was $36.0 million outstanding under our revolving credit facility and $0.9 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility as of January 26, 2024 was $713.1 million.

On January 31, 2024, the Company declared a cash dividend of $0.50 per share of Common Stock, which is payable on March 12, 2024 to stockholders of record as of February 20, 2024.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTE TO SCHEDULE III
(in thousands)

The following table sets forth the activity of real estate assets and accumulated depreciation:

	December 31,
	2023	2022	2021
Real estate assets:
Beginning balance	$6,689,692	$6,486,136	$5,594,833
Acquisitions, development and improvements	226,066	378,587	1,248,256
Cost of real estate sold, retired and deconsolidated	(187,755)	(175,031)	(356,953)
Ending balance (a)	$6,728,003	$6,689,692	$6,486,136
Accumulated depreciation:
Beginning balance	$1,609,502	$1,457,511	$1,421,956
Depreciation expense	253,151	240,273	218,628
Real estate sold, retired and deconsolidated	(119,263)	(88,282)	(183,073)
Ending balance (b)	$1,743,390	$1,609,502	$1,457,511

(a)Reconciliation of total real estate assets to balance sheet caption:

	2023	2022	2021
Total per Schedule III	$6,728,003	$6,689,692	$6,486,136
Development in-process exclusive of land included in Schedule III	8,918	46,735	6,890
Real estate assets, net, held for sale	—	—	(3,482)
Total real estate assets	$6,736,921	$6,736,427	$6,489,544

(b)Reconciliation of total accumulated depreciation to balance sheet caption:

	2023	2022	2021
Total per Schedule III	$1,743,390	$1,609,502	$1,457,511
Real estate assets, net, held for sale	—	—	—
Total accumulated depreciation	$1,743,390	$1,609,502	$1,457,511

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

December 31, 2023

			Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period					Life on Which Depreciation is Calculated
Description	Property Type	2023 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets (1)	Accumulated Depreciation	Date of Construction
Atlanta, GA
1700 Century Circle	Office		$—	$2,482	$2	$639	$2	$3,121	$3,123	$1,662	1983	5-40 yrs.
1800 Century Boulevard	Office		1,444	29,081	—	6,311	1,444	35,392	36,836	22,480	1975	5-40 yrs.
1825 Century Boulevard	Office		864	—	303	15,204	1,167	15,204	16,371	8,169	2002	5-40 yrs.
1875 Century Boulevard	Office		—	8,924	—	9,038	—	17,962	17,962	11,278	1976	5-40 yrs.
1900 Century Boulevard	Office		—	4,744	—	340	—	5,084	5,084	5,084	1971	5-40 yrs.
2200 Century Parkway	Office		—	14,432	—	9,395	—	23,827	23,827	14,339	1971	5-40 yrs.
2400 Century Parkway	Office		—	—	406	15,514	406	15,514	15,920	9,384	1998	5-40 yrs.
2500 Century Parkway	Office		—	—	328	11,507	328	11,507	11,835	5,114	2005	5-40 yrs.
2500/2635 Parking Garage	Office		—	—	—	6,447	—	6,447	6,447	2,933	2005	5-40 yrs.
2600 Century Parkway	Office		—	10,679	—	5,541	—	16,220	16,220	9,543	1973	5-40 yrs.
2635 Century Parkway	Office		—	21,643	—	21,669	—	43,312	43,312	24,379	1980	5-40 yrs.
2800 Century Parkway	Office		—	20,449	—	11,587	—	32,036	32,036	20,147	1983	5-40 yrs.
Century Plaza I	Office		1,290	8,567	—	5,020	1,290	13,587	14,877	7,863	1981	5-40 yrs.
Century Plaza II	Office		1,380	7,733	—	4,764	1,380	12,497	13,877	6,554	1984	5-40 yrs.
Riverwood 100	Office		5,785	64,913	(29)	31,582	5,756	96,495	102,251	34,264	1989	5-40 yrs.
Tradeport - Land	Office		5,243	—	(4,733)	—	510	—	510	—	N/A	N/A
Two Alliance Center	Office		9,579	125,549	—	756	9,579	126,305	135,884	41,606	2009	5-40 yrs.
One Alliance Center	Office		14,775	123,071	—	24,548	14,775	147,619	162,394	45,240	2001	5-40 yrs.
10 Glenlake North	Office		5,349	26,334	—	8,153	5,349	34,487	39,836	11,367	2000	5-40 yrs.
10 Glenlake South	Office		5,103	22,811	—	8,223	5,103	31,034	36,137	8,905	1999	5-40 yrs.
Riverwood 200	Office		4,777	89,708	450	2,033	5,227	91,741	96,968	19,819	2017	5-40 yrs.
Riverwood 300 - Land	Office		400	—	—	710	400	710	1,110	123	2017	5-40 yrs.
Monarch Tower	Office		22,717	143,068	—	25,268	22,717	168,336	191,053	41,899	1997	5-40 yrs.
Monarch Plaza	Office		27,678	88,962	—	19,637	27,678	108,599	136,277	24,488	1983	5-40 yrs.
Galleria 75 - Land	Office		19,740	—	(1,938)	697	17,802	697	18,499	99	2022	5-40 yrs.
Charlotte, NC
Bank of America Tower	Office	200,000	29,273	354,749	—	28,069	29,273	382,818	412,091	47,795	2019	5-40 yrs.
One Morrocroft	Office	(2)	3,655	28,357	(198)	4,697	3,457	33,054	36,511	3,114	1992	5-40 yrs.
Two Morrocroft	Office	(2)	3,530	28,804	(190)	1,675	3,340	30,479	33,819	2,716	1998	5-40 yrs.
Three Morrocroft	Office	(2)	3,566	30,505	(192)	11	3,374	30,516	33,890	2,737	2000	5-40 yrs.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

			Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period					Life on Which Depreciation is Calculated
Description	Property Type	2023 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets (1)	Accumulated Depreciation	Date of Construction
Capitol Towers North	Office	(3)	8,642	96,254	—	768	8,642	97,022	105,664	7,304	2017	5-40 yrs.
Capitol Towers South	Office	(3)	9,095	95,458	—	132	9,095	95,590	104,685	7,568	2015	5-40 yrs.
1426 S. Tryon - Land	Office		26,702	—	(421)	—	26,281	—	26,281	—	N/A	5-40 yrs.
SIX50 at Legacy Union	Office		16,504	166,305	—	1,400	16,504	167,705	184,209	7,741	2020	5-40 yrs.
Nashville, TN
3322 West End	Office		3,025	27,490	—	12,678	3,025	40,168	43,193	22,235	1986	5-40 yrs.
3401 West End	Office		5,862	22,917	—	7,269	5,862	30,186	36,048	19,087	1982	5-40 yrs.
5310 Maryland Way	Office		1,863	7,201	—	5,623	1,863	12,824	14,687	7,977	1994	5-40 yrs.
Cool Springs I & II Deck	Office		—	—	—	3,998	—	3,998	3,998	1,617	2007	5-40 yrs.
Cool Springs III & IV Deck	Office		—	—	—	4,468	—	4,468	4,468	1,875	2007	5-40 yrs.
Cool Springs I	Office		1,583	—	15	16,867	1,598	16,867	18,465	9,850	1999	5-40 yrs.
Cool Springs II	Office		1,824	—	346	25,482	2,170	25,482	27,652	12,177	1999	5-40 yrs.
Cool Springs III	Office		1,631	—	804	23,704	2,435	23,704	26,139	7,823	2006	5-40 yrs.
Cool Springs IV	Office		1,715	—	—	25,288	1,715	25,288	27,003	8,013	2008	5-40 yrs.
Cool Springs V	Office		3,688	—	295	50,813	3,983	50,813	54,796	17,033	2007	5-40 yrs.
Harpeth Two	Office		1,419	5,677	—	8,608	1,419	14,285	15,704	5,543	1984	5-40 yrs.
Harpeth Three	Office		1,660	6,649	—	10,438	1,660	17,087	18,747	6,841	1987	5-40 yrs.
Harpeth Four	Office		1,713	6,842	—	10,936	1,713	17,778	19,491	7,007	1989	5-40 yrs.
Harpeth Five	Office		662	—	197	10,965	859	10,965	11,824	4,087	1998	5-40 yrs.
Hickory Trace	Office		1,164	—	164	5,989	1,328	5,989	7,317	3,024	2001	5-40 yrs.
Highwoods Plaza I	Office		1,552	—	307	9,199	1,859	9,199	11,058	5,588	1996	5-40 yrs.
Highwoods Plaza II	Office		1,448	—	307	7,642	1,755	7,642	9,397	4,372	1997	5-40 yrs.
Seven Springs I	Office		2,076	—	592	14,814	2,668	14,814	17,482	7,144	2002	5-40 yrs.
SouthPointe	Office		1,655	—	310	9,493	1,965	9,493	11,458	5,476	1998	5-40 yrs.
Westwood South	Office		2,106	—	382	11,190	2,488	11,190	13,678	7,041	1999	5-40 yrs.
100 Winners Circle	Office		1,497	7,258	—	7,687	1,497	14,945	16,442	6,328	1987	5-40 yrs.
The Pinnacle at Symphony Place	Office	87,003	—	141,469	—	6,181	—	147,650	147,650	51,151	2010	5-40 yrs.
Seven Springs East	Office		2,525	37,587	—	520	2,525	38,107	40,632	12,149	2013	5-40 yrs.
The Shops at Seven Springs	Office		803	8,223	—	691	803	8,914	9,717	3,663	2013	5-40 yrs.
Seven Springs West	Office		2,439	51,306	—	4,120	2,439	55,426	57,865	11,916	2016	5-40 yrs.
Seven Springs II	Office		2,356	30,048	—	3,432	2,356	33,480	35,836	7,563	2017	5-40 yrs.
Bridgestone Tower	Office		19,223	169,582	—	457	19,223	170,039	189,262	31,117	2017	5-40 yrs.
Virginia Springs II	Office		4,821	26,448	—	3,988	4,821	30,436	35,257	3,315	2020	5-40 yrs.
MARS Campus	Office		7,010	87,474	—	161	7,010	87,635	94,645	15,360	2019	5-40 yrs.
Virginia Springs I	Office		4,534	25,632	—	308	4,534	25,940	30,474	4,732	2018	5-40 yrs.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

			Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period					Life on Which Depreciation is Calculated
Description	Property Type	2023 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets (1)	Accumulated Depreciation	Date of Construction
1100 Broadway - Land	Office		29,845	—	(259)	—	29,586	—	29,586	—	N/A	N/A
Asurion	Office		33,219	230,569	—	2,780	33,219	233,349	266,568	17,157	2021	5-40 yrs.
Ovation - Land	Office		89,231	—	192	—	89,423	—	89,423	—	N/A	N/A
Broadway Stem - Land	Office		6,218	—	(1,205)	526	5,013	526	5,539	31	2021	5-40 yrs.
YMCA Site - land	Office		16,121	—	(28)	—	16,093	—	16,093	—	N/A	N/A
Orlando, FL
Capital Plaza Three - Land	Office		2,994	—	18	—	3,012	—	3,012	—	N/A	N/A
1800 Eller Drive	Office		—	9,851	—	1,692	—	11,543	11,543	7,963	1983	5-40 yrs.
201 South Orange	Office		3,893	29,541	—	14,687	3,893	44,228	48,121	13,704	1982	5-40 yrs.
Capital Plaza Two	Office		4,346	43,394	—	14,697	4,346	58,091	62,437	15,476	1999	5-40 yrs.
Capital Plaza One	Office		3,482	27,321	—	10,693	3,482	38,014	41,496	11,798	1975	5-40 yrs.
Landmark Center Two	Office		4,743	22,031	—	11,894	4,743	33,925	38,668	10,873	1985	5-40 yrs.
Landmark Center One	Office		6,207	22,655	—	12,160	6,207	34,815	41,022	12,180	1983	5-40 yrs.
Bank of America Plaza	Office		3,490	56,079	—	11,401	3,490	67,480	70,970	16,215	2000	5-40 yrs.
Eola Centre	Office		5,785	11,160	—	15,584	5,785	26,744	32,529	6,732	1969	5-40 yrs.
Pittsburgh, PA
One PPG Place	Office		9,819	107,643	—	57,996	9,819	165,639	175,458	58,449	1983-1985	5-40 yrs.
Two PPG Place	Office		2,302	10,978	—	15,373	2,302	26,351	28,653	8,649	1983-1985	5-40 yrs.
Three PPG Place	Office		501	2,923	—	5,277	501	8,200	8,701	3,690	1983-1985	5-40 yrs.
Four PPG Place	Office		620	3,239	—	3,378	620	6,617	7,237	2,786	1983-1985	5-40 yrs.
Five PPG Place	Office		803	4,924	—	3,007	803	7,931	8,734	2,842	1983-1985	5-40 yrs.
Six PPG Place	Office		3,353	25,602	—	16,079	3,353	41,681	45,034	15,906	1983-1985	5-40 yrs.
EQT Plaza	Office		16,457	83,812	(6,000)	(5,867)	10,457	77,945	88,402	37,168	1987	5-40 yrs.
East Liberty - Land	Office		2,478	—	(1,204)	—	1,274	—	1,274	—	N/A	N/A
Raleigh, NC
3600 Glenwood Avenue	Office		—	10,994	—	6,237	—	17,231	17,231	11,057	1986	5-40 yrs.
3737 Glenwood Avenue	Office		—	—	318	17,946	318	17,946	18,264	9,889	1999	5-40 yrs.
4800 Falls of Neuse	Office		2,678	17,630	—	7,472	2,678	25,102	27,780	17,202	1985	5-40 yrs.
801 Raleigh Corporate Center	Office		828	—	272	13,031	1,100	13,031	14,131	6,345	2002	5-40 yrs.
2500 Blue Ridge Road	Office		722	4,606	—	1,022	722	5,628	6,350	3,969	1982	5-40 yrs.
2418 Blue Ridge Road	Office		462	1,410	—	2,731	462	4,141	4,603	2,333	1988	5-40 yrs.
2000 CentreGreen	Office		1,529	—	(391)	14,485	1,138	14,485	15,623	6,749	2000	5-40 yrs.
4000 CentreGreen	Office		1,653	—	(389)	12,336	1,264	12,336	13,600	5,808	2001	5-40 yrs.
5000 CentreGreen	Office		1,291	34,572	—	2,197	1,291	36,769	38,060	9,583	2017	5-40 yrs.
3000 CentreGreen	Office		1,779	—	(397)	14,784	1,382	14,784	16,166	6,196	2002	5-40 yrs.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

			Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period					Life on Which Depreciation is Calculated
Description	Property Type	2023 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets (1)	Accumulated Depreciation	Date of Construction
1000 CentreGreen	Office		1,280	—	55	13,765	1,335	13,765	15,100	5,491	2008	5-40 yrs.
GlenLake - Land	Office		13,003	—	(12,382)	114	621	114	735	65	2001	5-40 yrs.
GlenLake One	Office		924	—	1,324	23,241	2,248	23,241	25,489	11,934	2002	5-40 yrs.
GlenLake Four	Office		1,659	—	493	20,795	2,152	20,795	22,947	8,920	2006	5-40 yrs.
GlenLake Six	Office		941	—	(365)	22,210	576	22,210	22,786	7,899	2008	5-40 yrs.
701 Corporate Center	Office		1,304	—	540	19,465	1,844	19,465	21,309	10,277	1996	5-40 yrs.
7001 Weston Parkway	Office		531	—	(267)	8,064	264	8,064	8,328	5,069	1998	5-40 yrs.
Inveresk Parcel 2 - Land	Office		657	—	38	103	695	103	798	22	2015	5-40 yrs.
4201 Lake Boone Trail	Office		1,450	6,311	—	1,077	1,450	7,388	8,838	2,519	1998	5-40 yrs.
4620 Creekstone Drive	Office		149	—	107	5,904	256	5,904	6,160	2,183	2001	5-40 yrs.
4825 Creekstone Drive	Office		398	—	293	10,796	691	10,796	11,487	6,327	1999	5-40 yrs.
751 Corporate Center	Office		2,665	16,939	—	(144)	2,665	16,795	19,460	4,076	2018	5-40 yrs.
PNC Plaza	Office		1,206	—	—	71,200	1,206	71,200	72,406	32,059	2008	5-40 yrs.
4301 Lake Boone Trail	Office		878	3,730	—	3,066	878	6,796	7,674	4,547	1990	5-40 yrs.
4207 Lake Boone Trail	Office		362	1,818	—	1,113	362	2,931	3,293	2,320	1993	5-40 yrs.
2301 Rexwoods Drive	Office		919	2,816	—	1,709	919	4,525	5,444	3,155	1992	5-40 yrs.
4325 Lake Boone Trail	Office		586	—	—	3,894	586	3,894	4,480	2,609	1995	5-40 yrs.
2300 Rexwoods Drive	Office		1,301	—	184	9,988	1,485	9,988	11,473	4,620	1998	5-40 yrs.
4700 Six Forks Road	Office		666	2,665	—	1,796	666	4,461	5,127	2,666	1982	5-40 yrs.
4700 Homewood Court	Office		1,086	4,533	—	1,677	1,086	6,210	7,296	4,035	1983	5-40 yrs.
4800 Six Forks Road	Office		862	4,411	—	2,546	862	6,957	7,819	4,670	1987	5-40 yrs.
4601 Creekstone Drive	Office		255	—	217	6,507	472	6,507	6,979	3,470	1997	5-40 yrs.
Weston - Land	Office		22,771	—	(19,528)	—	3,243	—	3,243	—	N/A	N/A
4625 Creekstone Drive	Office		458	—	268	6,552	726	6,552	7,278	3,969	1995	5-40 yrs.
11000 Weston Parkway	Office		2,651	18,850	—	16,644	2,651	35,494	38,145	12,110	1998	5-40 yrs.
GlenLake Five	Office		2,263	30,264	—	1,229	2,263	31,493	33,756	10,346	2014	5-40 yrs.
11800 Weston Parkway	Office		826	13,188	—	60	826	13,248	14,074	4,366	2014	5-40 yrs.
CentreGreen Café	Office		41	3,509	—	15	41	3,524	3,565	798	2014	5-40 yrs.
CentreGreen Fitness Center	Office		27	2,322	—	14	27	2,336	2,363	528	2014	5-40 yrs.
One City Plaza	Office		11,288	68,375	—	25,572	11,288	93,947	105,235	30,250	1986	5-40 yrs.
Edison - Land	Office		5,984	—	1,575	—	7,559	—	7,559	—	N/A	N/A
Charter Square	Office		7,267	65,881	—	4,016	7,267	69,897	77,164	16,034	2015	5-40 yrs.
MetLife Global Technology Campus	Office		21,580	149,889	—	356	21,580	150,245	171,825	33,564	2015	5-40 yrs.
GlenLake Seven	Office		1,662	37,332	—	(44)	1,662	37,288	38,950	4,145	2020	5-40 yrs.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

			Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period					Life on Which Depreciation is Calculated
Description	Property Type	2023 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets (1)	Accumulated Depreciation	Date of Construction
Hargett - Land	Office		9,248	—	(507)	—	8,741	—	8,741	—	N/A	N/A
Forum 1	Office		1,278	27,809	—	1,686	1,278	29,495	30,773	3,510	1985	5-40 yrs.
Forum 2	Office		1,327	18,088	—	151	1,327	18,239	19,566	2,328	1988	5-40 yrs.
Forum 3	Office		994	23,931	—	1,480	994	25,411	26,405	3,421	1995	5-40 yrs.
Forum 4	Office		2,118	43,889	—	279	2,118	44,168	46,286	4,970	2000	5-40 yrs.
Forum 5	Office		1,552	26,263	—	1,505	1,552	27,768	29,320	3,889	2007	5-40 yrs.
Captrust Tower	Office	84,360	9,670	124,530	—	3,991	9,670	128,521	138,191	9,428	2010	5-40 yrs.
150 Fayetteville	Office	110,391	7,677	130,049	—	17,401	7,677	147,450	155,127	12,307	1991	5-40 yrs.
GlenLake III	Office		—	—	3,981	65,660	3,981	65,660	69,641	550	2023	5-40 yrs.
2205 Evans Road - Land	Office		—	—	2,676	—	2,676	—	2,676	—	N/A	N/A
Other Property	Other		27,260	20,868	(15,828)	6,837	11,432	27,705	39,137	10,640	N/A	5-40 yrs.
Richmond, VA
4900 Cox Road	Office		1,324	5,311	15	2,742	1,339	8,053	9,392	4,694	1991	5-40 yrs.
Colonnade Building	Office		1,364	6,105	—	3,021	1,364	9,126	10,490	4,306	2003	5-40 yrs.
Highwoods Commons	Office		521	—	458	5,038	979	5,038	6,017	2,539	1999	5-40 yrs.
Highwoods One	Office		1,688	—	22	14,072	1,710	14,072	15,782	8,421	1996	5-40 yrs.
Highwoods Two	Office		786	—	226	10,951	1,012	10,951	11,963	5,521	1997	5-40 yrs.
Highwoods Five	Office		783	—	11	8,210	794	8,210	9,004	4,876	1998	5-40 yrs.
Highwoods Plaza	Office		909	—	187	6,334	1,096	6,334	7,430	3,311	2000	5-40 yrs.
Innslake Center	Office		845	—	125	7,706	970	7,706	8,676	4,262	2001	5-40 yrs.
4101 Cox Road	Office		1,205	4,825	—	2,887	1,205	7,712	8,917	4,361	1990	5-40 yrs.
North Park	Office		2,163	8,659	6	3,129	2,169	11,788	13,957	7,081	1989	5-40 yrs.
North Shore Commons I	Office		951	—	137	13,947	1,088	13,947	15,035	6,494	2002	5-40 yrs.
North Shore Commons II	Office		2,067	—	(89)	11,410	1,978	11,410	13,388	4,544	2007	5-40 yrs.
North End - Land	Office		1,497	—	55	10	1,552	10	1,562	3	2020	5-40 yrs.
One Shockoe Plaza	Office		—	—	356	22,374	356	22,374	22,730	13,031	1996	5-40 yrs.
Lake Brook Commons	Office		1,600	8,864	(179)	367	1,421	9,231	10,652	4,173	1996	5-40 yrs.
Highwoods Three	Office		1,918	—	358	12,445	2,276	12,445	14,721	5,522	2005	5-40 yrs.
Stony Point I	Office		1,384	11,630	(267)	4,988	1,117	16,618	17,735	9,773	1990	5-40 yrs.
Stony Point II	Office		1,240	—	103	13,839	1,343	13,839	15,182	7,662	1999	5-40 yrs.
Stony Point III	Office		995	—	—	10,501	995	10,501	11,496	5,516	2002	5-40 yrs.
Stony Point IV	Office		955	—	—	13,659	955	13,659	14,614	5,024	2006	5-40 yrs.
4480 Cox Road	Office		1,301	6,036	15	3,491	1,316	9,527	10,843	4,717	1996	5-40 yrs.
Innsbrook Centre	Office		914	8,249	—	677	914	8,926	9,840	4,406	1987	5-40 yrs.
Tampa, FL

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

			Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period					Life on Which Depreciation is Calculated
Description	Property Type	2023 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets (1)	Accumulated Depreciation	Date of Construction
Meridian Three	Office		2,673	16,470	—	6,379	2,673	22,849	25,522	9,488	1989	5-40 yrs.
Bayshore Place	Office		2,276	11,817	—	3,891	2,276	15,708	17,984	8,721	1990	5-40 yrs.
Highwoods Bay Center I	Office		3,565	—	(64)	38,207	3,501	38,207	41,708	16,401	2007	5-40 yrs.
Horizon	Office		—	6,257	—	4,294	—	10,551	10,551	5,736	1980	5-40 yrs.
LakePointe One	Office		2,106	89	—	41,220	2,106	41,309	43,415	25,899	1986	5-40 yrs.
LakePointe Two	Office		2,000	15,848	672	13,455	2,672	29,303	31,975	17,383	1999	5-40 yrs.
Lakeside	Office		—	7,369	—	7,126	—	14,495	14,495	9,199	1978	5-40 yrs.
Lakeside/Parkside Garage	Office		—	—	—	5,731	—	5,731	5,731	3,197	2004	5-40 yrs.
One Harbour Place	Office		2,016	25,252	—	15,916	2,016	41,168	43,184	22,066	1985	5-40 yrs.
Parkside	Office		—	9,407	—	3,758	—	13,165	13,165	7,538	1979	5-40 yrs.
Pavilion	Office		—	16,394	—	7,052	—	23,446	23,446	14,425	1982	5-40 yrs.
Pavilion Parking Garage	Office		—	—	—	5,911	—	5,911	5,911	3,514	1999	5-40 yrs.
Spectrum	Office		1,454	14,502	—	6,513	1,454	21,015	22,469	12,054	1984	5-40 yrs.
Tower Place	Office		3,218	19,898	—	10,011	3,218	29,909	33,127	17,242	1988	5-40 yrs.
Westshore Square	Office		1,126	5,186	—	1,754	1,126	6,940	8,066	4,380	1976	5-40 yrs.
Meridian One	Office		1,849	22,363	—	5,464	1,849	27,827	29,676	8,416	1984	5-40 yrs.
Meridian Two	Office		1,302	19,588	—	6,848	1,302	26,436	27,738	8,604	1986	5-40 yrs.
Avion	Office		—	—	6,310	43,901	6,310	43,901	50,211	8,833	2016	5-40 yrs.
Truist Place	Office		1,980	102,138	—	29,849	1,980	131,987	133,967	32,733	1992	5-40 yrs.
Truist Place - Land	Office		2,225	—	—	—	2,225	—	2,225	—	N/A	N/A
Midtown West	Office	45,000	16,543	34,818	(218)	9,931	16,325	44,749	61,074	3,670	2021	5-40 yrs.
			$807,561	$4,271,654	$(40,453)	$1,689,241	$767,108	$5,960,895	$6,728,003	$1,743,390
__________
(1)The cost basis for income tax purposes of aggregate land and buildings and tenant improvements as of December 31, 2023 is $6.6 billion.
(2)These assets are pledged as collateral for a $69.5 million first mortgage loan.
(3)These assets are pledged as collateral for a $124.5 million first mortgage loan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Raleigh, State of North Carolina, on February 6, 2024.

Highwoods Properties, Inc.
By:	/s/ Theodore J. Klinck
Theodore J. Klinck
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Carlos E. Evans	Chairman of the Board of Directors	February 6, 2024
Carlos E. Evans

/s/ Theodore J. Klinck	President, Chief Executive Officer and Director	February 6, 2024
Theodore J. Klinck

/s/ Charles A. Anderson	Director	February 6, 2024
Charles A. Anderson

/s/ Gene H. Anderson	Director	February 6, 2024
Gene H. Anderson

/s/ Thomas P. Anderson	Director	February 6, 2024
Thomas P. Anderson

/s/ David L. Gadis	Director	February 6, 2024
David L. Gadis

/s/ David J. Hartzell	Director	February 6, 2024
David J. Hartzell

/s/ Anne H. Lloyd	Director	February 6, 2024
Anne H. Lloyd

/s/ Candice W. Todd	Director	February 6, 2024
Candice W. Todd

/s/ Brendan C. Maiorana	Executive Vice President and Chief Financial Officer	February 6, 2024
Brendan C. Maiorana

/s/ Daniel L. Clemmens	Vice President and Chief Accounting Officer	February 6, 2024
Daniel L. Clemmens

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Raleigh, State of North Carolina, on February 6, 2024.

Highwoods Realty Limited Partnership
By:	Highwoods Properties, Inc., its sole general partner
By:	/s/ Theodore J. Klinck
Theodore J. Klinck
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Carlos E. Evans	Chairman of the Board of Directors of the General Partner	February 6, 2024
Carlos E. Evans

/s/ Theodore J. Klinck	President, Chief Executive Officer and Director of the General Partner	February 6, 2024
Theodore J. Klinck

/s/ Charles A. Anderson	Director of the General Partner	February 6, 2024
Charles A. Anderson

/s/ Gene H. Anderson	Director of the General Partner	February 6, 2024
Gene H. Anderson

/s/ Thomas P. Anderson	Director of the General Partner	February 6, 2024
Thomas P. Anderson

/s/ David L. Gadis	Director of the General Partner	February 6, 2024
David L. Gadis

/s/ David J. Hartzell	Director of the General Partner	February 6, 2024
David J. Hartzell

/s/ Anne H. Lloyd	Director of the General Partner	February 6, 2024
Anne H. Lloyd

/s/ Candice W. Todd	Director of the General Partner	February 6, 2024
Candice W. Todd

/s/ Brendan C. Maiorana	Executive Vice President and Chief Financial Officer of the General Partner	February 6, 2024
Brendan C. Maiorana

/s/ Daniel L. Clemmens	Vice President and Chief Accounting Officer of the General Partner	February 6, 2024
Daniel L. Clemmens