Form 10-Q
period 2024-03-31
HIGHWOODS PROPERTIES, INC.; HIGHWOODS REALTY LTD PARTNERSHIP
filed 2024-04-23
CIK 921082, 941713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 2024
or

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

The Company had 105,995,812 shares of Common Stock outstanding as of April 16, 2024.

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

Except as otherwise noted, all property-level operational information presented herein includes in-service wholly owned properties and in-service properties owned by consolidated and unconsolidated joint ventures (at our share). Development projects are not considered in-service properties until such projects are completed and stabilized. Stabilization occurs at the beginning of the first quarter after the earlier of: (1) the projected stabilization date; or (2) the date on which a project's occupancy generally exceeds 93%.

Certain information contained herein is presented as of April 16, 2024, the latest practicable date for financial information prior to the filing of this Quarterly Report.

This report combines the Quarterly Reports on Form 10-Q for the period ended March 31, 2024 of the Company and the Operating Partnership. We believe combining the quarterly reports into this single report results in the following benefits:

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

•Consolidated Financial Statements;

•Note 11 to Consolidated Financial Statements - Earnings Per Share and Per Unit;

•Item 4 - Controls and Procedures; and

•Item 6 - Certifications of CEO and CFO Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2024

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HIGHWOODS PROPERTIES, INC.
Consolidated Balance Sheets
(Unaudited and in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
Assets:
Real estate assets, at cost:
Land	$533,361	$540,050
Buildings and tenant improvements	5,927,772	5,960,895
Development in-process	—	8,918
Land held for development	226,575	227,058
	6,687,708	6,736,921
Less-accumulated depreciation	(1,754,503)	(1,743,390)
Net real estate assets	4,933,205	4,993,531
Real estate and other assets, net, held for sale	26,078	—
Cash and cash equivalents	16,422	25,123
Restricted cash	10,865	6,446
Accounts receivable	34,449	28,094
Mortgages and notes receivable	11,008	4,795
Accrued straight-line rents receivable	311,099	310,649
Investments in and advances to unconsolidated affiliates	372,722	343,241
Deferred leasing costs, net of accumulated amortization of $180,904 and $175,697, respectively	222,997	225,924
Prepaid expenses and other assets, net of accumulated depreciation of $17,424 and $22,142, respectively	74,552	65,125
Total Assets	$6,013,397	$6,002,928
Liabilities, Noncontrolling Interests in the Operating Partnership and Equity:
Mortgages and notes payable, net	$3,262,327	$3,213,206
Accounts payable, accrued expenses and other liabilities	287,176	302,180
Total Liabilities	3,549,503	3,515,386
Commitments and contingencies
Noncontrolling interests in the Operating Partnership	56,324	49,520
Equity:
Preferred Stock, $.01 par value, 50,000,000 authorized shares;
8.625% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 28,811 shares issued and outstanding	28,811	28,811
Common Stock, $.01 par value, 200,000,000 authorized shares;
105,995,624 and 105,710,315 shares issued and outstanding, respectively	1,060	1,057
Additional paid-in capital	3,099,865	3,103,446
Distributions in excess of net income available for common stockholders	(724,827)	(698,020)
Accumulated other comprehensive loss	(2,059)	(1,997)
Total Stockholders’ Equity	2,402,850	2,433,297
Noncontrolling interests in consolidated affiliates	4,720	4,725
Total Equity	2,407,570	2,438,022
Total Liabilities, Noncontrolling Interests in the Operating Partnership and Equity	$6,013,397	$6,002,928

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Income
(Unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Rental and other revenues	$211,275	$212,752
Operating expenses:
Rental property and other expenses	70,435	65,731
Depreciation and amortization	73,671	70,633
General and administrative	12,499	12,415
Total operating expenses	156,605	148,779
Interest expense	36,552	33,098
Other income	1,232	1,147
Gains on disposition of property	7,209	450
Gain on deconsolidation of affiliate	—	11,778
Equity in earnings of unconsolidated affiliates	654	704
Net income	27,213	44,954
Net (income) attributable to noncontrolling interests in the Operating Partnership	(533)	(986)
Net loss attributable to noncontrolling interests in consolidated affiliates	5	487
Dividends on Preferred Stock	(621)	(621)
Net income available for common stockholders	$26,064	$43,834
Earnings per Common Share – basic:
Net income available for common stockholders	$0.25	$0.42
Weighted average Common Shares outstanding – basic	105,804	105,288
Earnings per Common Share – diluted:
Net income available for common stockholders	$0.25	$0.42
Weighted average Common Shares outstanding – diluted	107,958	107,646

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended March 31,
	2024	2023
Comprehensive income:
Net income	$27,213	$44,954
Other comprehensive loss:
Amortization of cash flow hedges	(62)	(75)
Total other comprehensive loss	(62)	(75)
Total comprehensive income	27,151	44,879
Less-comprehensive (income) attributable to noncontrolling interests	(528)	(499)
Comprehensive income attributable to common stockholders	$26,623	$44,380

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Equity
(Unaudited and in thousands, except share amounts)

	Three Months Ended March 31, 2024
	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2023	105,710,315	$1,057	$28,811	$3,103,446	$(1,997)	$4,725	$(698,020)	$2,438,022
Issuances of Common Stock, net of issuance costs and tax withholdings	(44,396)	—	—	(1,064)	—	—	—	(1,064)
Conversions of Common Units to Common Stock	5,385			132				132
Dividends on Common Stock ($0.50 per share)		—	—	—	—	—	(52,871)	(52,871)
Dividends on Preferred Stock ($21.5625 per share)		—	—	—	—	—	(621)	(621)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	(7,479)	—	—	—	(7,479)
Issuances of restricted stock	324,320	—	—	—	—	—	—	—
Share-based compensation expense, net of forfeitures		3	—	4,830	—	—	—	4,833
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(533)	(533)
Net loss attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	(5)	5	—
Comprehensive income:
Net income		—	—	—	—	—	27,213	27,213
Other comprehensive loss		—	—	—	(62)	—	—	(62)
Total comprehensive income								27,151
Balance as of March 31, 2024	105,995,624	$1,060	$28,811	$3,099,865	$(2,059)	$4,720	$(724,827)	$2,407,570

	Three Months Ended March 31, 2023
	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2022	105,210,858	$1,052	$28,821	$3,081,330	$(1,211)	$22,235	$(633,227)	$2,499,000
Issuances of Common Stock, net of issuance costs and tax withholdings	(26,083)	—	—	(828)	—	—	—	(828)
Dividends on Common Stock ($0.50 per share)		—	—	—	—	—	(52,621)	(52,621)
Dividends on Preferred Stock ($21.5625 per share)		—	—	—	—	—	(621)	(621)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	11,102	—	—	—	11,102
Issuances of restricted stock	272,733	—	—	—	—	—	—	—
Redemptions/repurchases of Preferred Stock		—	(10)	—	—	—	—	(10)
Share-based compensation expense, net of forfeitures	—	3	—	4,522	—	—	—	4,525
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(986)	(986)
Net loss attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	(487)	487	—
Deconsolidation of affiliate		—	—	—	—	(17,281)	—	(17,281)
Comprehensive income:
Net income		—	—	—	—	—	44,954	44,954
Other comprehensive loss		—	—	—	(75)	—	—	(75)
Total comprehensive income								44,879
Balance as of March 31, 2023	105,457,508	$1,055	$28,811	$3,096,126	$(1,286)	$4,467	$(642,014)	$2,487,159

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Three Months Ended March 31,
	2024	2023
Operating activities:
Net income	$27,213	$44,954
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,671	70,633
Amortization of lease incentives and acquisition-related intangible assets and liabilities	351	291
Share-based compensation expense	4,833	4,525
Net credit reversals on operating lease receivables	(140)	(122)
Accrued interest on mortgages and notes receivable	(125)	(19)
Amortization of debt issuance costs	1,381	1,161
Amortization of cash flow hedges	(62)	(75)
Amortization of mortgages and notes payable fair value adjustments	28	(86)
Losses on debt extinguishment	173	—
Net gains on disposition of property	(7,209)	(450)
Gain on deconsolidation of affiliate	—	(11,778)
Equity in earnings of unconsolidated affiliates	(654)	(704)
Distributions of earnings from unconsolidated affiliates	977	613
Changes in operating assets and liabilities:
Accounts receivable	(3,651)	1,598
Prepaid expenses and other assets	(2,116)	(2,840)
Accrued straight-line rents receivable	(3,218)	(8,678)
Accounts payable, accrued expenses and other liabilities	(19,042)	(33,354)
Net cash provided by operating activities	72,410	65,669
Investing activities:
Investments in development in-process	(2,558)	(9,934)
Investments in tenant improvements and deferred leasing costs	(29,088)	(21,296)
Investments in building improvements	(8,989)	(25,815)
Net proceeds from disposition of real estate assets	16,249	1,862
Distributions of capital from unconsolidated affiliates	963	—
Investments in mortgages and notes receivable	(6,229)	—
Repayments of mortgages and notes receivable	16	72
Investments in and advances to unconsolidated affiliates	(30,869)	(16,762)
Changes in earnest money deposits	—	(500)
Changes in other investing activities	(1,180)	(2,163)
Net cash used in investing activities	(61,685)	(74,536)
Financing activities:
Dividends on Common Stock	(52,871)	(52,621)
Redemptions/repurchases of Preferred Stock	—	(10)
Dividends on Preferred Stock	(621)	(621)
Distributions to noncontrolling interests in the Operating Partnership	(1,076)	(1,179)
Proceeds from the issuance of Common Stock	363	553
Costs paid for the issuance of Common Stock	—	(56)
Repurchase of shares related to tax withholdings	(1,427)	(1,325)
Borrowings on revolving credit facility	75,000	92,000
Repayments of revolving credit facility	(25,000)	(223,000)
Borrowings on mortgages and notes payable	—	200,000
Repayments of mortgages and notes payable	(1,727)	(1,654)
Payments for debt issuance costs and other financing activities	(7,648)	(1,305)
Net cash provided by/(used in) financing activities	(15,007)	10,782
Net increase/(decrease) in cash and cash equivalents and restricted cash	$(4,282)	$1,915
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows – Continued
(Unaudited and in thousands)

	Three Months Ended March 31,
	2024	2023
Net increase/(decrease) in cash and cash equivalents and restricted cash	$(4,282)	$1,915
Cash from deconsolidation of affiliate	—	(6,386)
Cash and cash equivalents and restricted cash at beginning of the period	31,569	26,105
Cash and cash equivalents and restricted cash at end of the period	$27,287	$21,634

Reconciliation of cash and cash equivalents and restricted cash:

	Three Months Ended March 31,
	2024	2023
Cash and cash equivalents at end of the period	$16,422	$15,733
Restricted cash at end of the period	10,865	5,901
Cash and cash equivalents and restricted cash at end of the period	$27,287	$21,634

Supplemental disclosure of cash flow information:

	Three Months Ended March 31,
	2024	2023
Cash paid for interest, net of amounts capitalized	$36,772	$39,633

Supplemental disclosure of non-cash investing and financing activities:

	Three Months Ended March 31,
	2024	2023
Conversions of Common Units to Common Stock	132	—
Changes in accrued capital expenditures (1)	5,734	(4,153)
Write-off of fully depreciated real estate assets	19,549	24,625
Write-off of fully amortized leasing costs	4,691	11,247
Write-off of fully amortized debt issuance costs	4,083	—
Adjustment of noncontrolling interests in the Operating Partnership to fair value	7,479	(11,102)
__________

(1)Accrued capital expenditures included in accounts payable, accrued expenses and other liabilities as of March 31, 2024 and 2023 were $61.3 million and $49.2 million, respectively.

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Balance Sheets
(Unaudited and in thousands, except unit and per unit data)

	March 31, 2024	December 31, 2023
Assets:
Real estate assets, at cost:
Land	$533,361	$540,050
Buildings and tenant improvements	5,927,772	5,960,895
Development in-process	—	8,918
Land held for development	226,575	227,058
	6,687,708	6,736,921
Less-accumulated depreciation	(1,754,503)	(1,743,390)
Net real estate assets	4,933,205	4,993,531
Real estate and other assets, net, held for sale	26,078	—
Cash and cash equivalents	16,422	25,123
Restricted cash	10,865	6,446
Accounts receivable	34,449	28,094
Mortgages and notes receivable	11,008	4,795
Accrued straight-line rents receivable	311,099	310,649
Investments in and advances to unconsolidated affiliates	372,722	343,241
Deferred leasing costs, net of accumulated amortization of $180,904 and $175,697, respectively	222,997	225,924
Prepaid expenses and other assets, net of accumulated depreciation of $17,424 and $22,142, respectively	74,552	65,125
Total Assets	$6,013,397	$6,002,928
Liabilities, Redeemable Operating Partnership Units and Capital:
Mortgages and notes payable, net	$3,262,327	$3,213,206
Accounts payable, accrued expenses and other liabilities	287,176	302,180
Total Liabilities	3,549,503	3,515,386
Commitments and contingencies
Redeemable Operating Partnership Units:
Common Units, 2,151,423 and 2,156,808 outstanding, respectively	56,324	49,520
Series A Preferred Units (liquidation preference $1,000 per unit), 28,811 units issued and outstanding	28,811	28,811
Total Redeemable Operating Partnership Units	85,135	78,331
Capital:
Common Units:
General partner Common Units, 1,077,382 and 1,074,583 outstanding, respectively	23,760	24,064
Limited partner Common Units, 104,509,433 and 104,226,923 outstanding, respectively	2,352,338	2,382,419
Accumulated other comprehensive loss	(2,059)	(1,997)
Noncontrolling interests in consolidated affiliates	4,720	4,725
Total Capital	2,378,759	2,409,211
Total Liabilities, Redeemable Operating Partnership Units and Capital	$6,013,397	$6,002,928

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Income
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended March 31,
	2024	2023
Rental and other revenues	$211,275	$212,752
Operating expenses:
Rental property and other expenses	70,435	65,731
Depreciation and amortization	73,671	70,633
General and administrative	12,499	12,415
Total operating expenses	156,605	148,779
Interest expense	36,552	33,098
Other income	1,232	1,147
Gains on disposition of property	7,209	450
Gain on deconsolidation of affiliate	—	11,778
Equity in earnings of unconsolidated affiliates	654	704
Net income	27,213	44,954
Net loss attributable to noncontrolling interests in consolidated affiliates	5	487
Distributions on Preferred Units	(621)	(621)
Net income available for common unitholders	$26,597	$44,820
Earnings per Common Unit – basic:
Net income available for common unitholders	$0.25	$0.42
Weighted average Common Units outstanding – basic	107,549	107,237
Earnings per Common Unit – diluted:
Net income available for common unitholders	$0.25	$0.42
Weighted average Common Units outstanding – diluted	107,549	107,237

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended March 31,
	2024	2023
Comprehensive income:
Net income	$27,213	$44,954
Other comprehensive loss:
Amortization of cash flow hedges	(62)	(75)
Total other comprehensive loss	(62)	(75)
Total comprehensive income	27,151	44,879
Net loss attributable to noncontrolling interests in consolidated affiliates	5	487
Comprehensive income attributable to common unitholders	$27,156	$45,366

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Capital
(Unaudited and in thousands)

	Three Months Ended March 31, 2024
	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2023	$24,064	$2,382,419	$(1,997)	$4,725	$2,409,211
Issuances of Common Units, net of issuance costs and tax withholdings	(11)	(1,053)	—	—	(1,064)
Distributions on Common Units ($0.50 per unit)	(537)	(53,205)	—	—	(53,742)
Distributions on Preferred Units ($21.5625 per unit)	(6)	(615)	—	—	(621)
Share-based compensation expense, net of forfeitures	48	4,785	—	—	4,833
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	(70)	(6,939)	—	—	(7,009)
Net loss attributable to noncontrolling interests in consolidated affiliates	—	5	—	(5)	—
Comprehensive income:
Net income	272	26,941	—	—	27,213
Other comprehensive loss	—	—	(62)	—	(62)
Total comprehensive income					27,151
Balance as of March 31, 2024	$23,760	$2,352,338	$(2,059)	$4,720	$2,378,759

	Three Months Ended March 31, 2023
	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2022	$24,492	$2,424,663	$(1,211)	$22,235	$2,470,179
Issuances of Common Units, net of issuance costs and tax withholdings	(8)	(820)	—	—	(828)
Distributions on Common Units ($0.50 per unit)	(536)	(53,059)	—	—	(53,595)
Distributions on Preferred Units ($21.5625 per unit)	(6)	(615)	—	—	(621)
Share-based compensation expense, net of forfeitures	45	4,480	—	—	4,525
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	111	10,979	—	—	11,090
Net loss attributable to noncontrolling interests in consolidated affiliates	5	482		(487)	—
Deconsolidation of affiliate	—	—	—	(17,281)	(17,281)
Comprehensive income:
Net income	450	44,504			44,954
Other comprehensive loss	—	—	(75)	—	(75)
Total comprehensive income					44,879
Balance as of March 31, 2023	$24,553	$2,430,614	$(1,286)	$4,467	$2,458,348

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Three Months Ended March 31,
	2024	2023
Operating activities:
Net income	$27,213	$44,954
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,671	70,633
Amortization of lease incentives and acquisition-related intangible assets and liabilities	351	291
Share-based compensation expense	4,833	4,525
Net credit reversals on operating lease receivables	(140)	(122)
Accrued interest on mortgages and notes receivable	(125)	(19)
Amortization of debt issuance costs	1,381	1,161
Amortization of cash flow hedges	(62)	(75)
Amortization of mortgages and notes payable fair value adjustments	28	(86)
Losses on debt extinguishment	173	—
Net gains on disposition of property	(7,209)	(450)
Gain on deconsolidation of affiliate	—	(11,778)
Equity in earnings of unconsolidated affiliates	(654)	(704)
Distributions of earnings from unconsolidated affiliates	977	613
Changes in operating assets and liabilities:
Accounts receivable	(3,651)	1,598
Prepaid expenses and other assets	(2,116)	(2,840)
Accrued straight-line rents receivable	(3,218)	(8,678)
Accounts payable, accrued expenses and other liabilities	(19,042)	(33,354)
Net cash provided by operating activities	72,410	65,669
Investing activities:
Investments in development in-process	(2,558)	(9,934)
Investments in tenant improvements and deferred leasing costs	(29,088)	(21,296)
Investments in building improvements	(8,989)	(25,815)
Net proceeds from disposition of real estate assets	16,249	1,862
Distributions of capital from unconsolidated affiliates	963	—
Investments in mortgages and notes receivable	(6,229)	—
Repayments of mortgages and notes receivable	16	72
Investments in and advances to unconsolidated affiliates	(30,869)	(16,762)
Changes in earnest money deposits	—	(500)
Changes in other investing activities	(1,180)	(2,163)
Net cash used in investing activities	(61,685)	(74,536)
Financing activities:
Distributions on Common Units	(53,742)	(53,595)
Redemptions/repurchases of Preferred Units	—	(10)
Dividends on Preferred Units	(621)	(621)
Proceeds from the issuance of Common Units	363	553
Costs paid for the issuance of Common Units	—	(56)
Repurchase of units related to tax withholdings	(1,427)	(1,325)
Borrowings on revolving credit facility	75,000	92,000
Repayments of revolving credit facility	(25,000)	(223,000)
Borrowings on mortgages and notes payable	—	200,000
Repayments of mortgages and notes payable	(1,727)	(1,654)
Payments for debt issuance costs and other financing activities	(7,853)	(1,510)
Net cash provided by/(used in) financing activities	(15,007)	10,782
Net increase/(decrease) in cash and cash equivalents and restricted cash	$(4,282)	$1,915
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows - Continued
(Unaudited and in thousands)

	Three Months Ended March 31,
	2024	2023
Net increase/(decrease) in cash and cash equivalents and restricted cash	$(4,282)	$1,915
Cash from deconsolidation of affiliate	—	(6,386)
Cash and cash equivalents and restricted cash at beginning of the period	31,569	26,105
Cash and cash equivalents and restricted cash at end of the period	$27,287	$21,634

Reconciliation of cash and cash equivalents and restricted cash:

	Three Months Ended March 31,
	2024	2023
Cash and cash equivalents at end of the period	$16,422	$15,733
Restricted cash at end of the period	10,865	5,901
Cash and cash equivalents and restricted cash at end of the period	$27,287	$21,634

Supplemental disclosure of cash flow information:

	Three Months Ended March 31,
	2024	2023
Cash paid for interest, net of amounts capitalized	$36,772	$39,633

Supplemental disclosure of non-cash investing and financing activities:

	Three Months Ended March 31,
	2024	2023
Changes in accrued capital expenditures (1)	5,734	(4,153)
Write-off of fully depreciated real estate assets	19,549	24,625
Write-off of fully amortized leasing costs	4,691	11,247
Write-off of fully amortized debt issuance costs	4,083	—
Adjustment of Redeemable Common Units to fair value	6,804	(11,295)
__________

(1)Accrued capital expenditures included in accounts payable, accrued expenses and other liabilities as of March 31, 2024 and 2023 were $61.3 million and $49.2 million, respectively.

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(tabular dollar amounts in thousands, except per share and per unit data)
(Unaudited)

1.    Description of Business and Significant Accounting Policies

Description of Business

Highwoods Properties, Inc. (the “Company”) is a fully integrated office real estate investment trust (“REIT”) that owns, develops, acquires, leases and manages properties primarily in the best business districts of Atlanta, Charlotte, Dallas, Nashville, Orlando, Raleigh, Richmond and Tampa. The Company conducts its activities through Highwoods Realty Limited Partnership (the “Operating Partnership”). As of March 31, 2024, we owned or had an interest in 28.3 million rentable square feet of in-service properties, 1.6 million rentable square feet of office properties under development and development land with approximately 5.2 million rentable square feet of potential office build out.

Capital Structure

The Company is the sole general partner of the Operating Partnership. As of March 31, 2024, the Company owned all of the Preferred Units and 105.6 million, or 98.0%, of the Common Units in the Operating Partnership. Limited partners owned the remaining 2.2 million Common Units. During the three months ended March 31, 2024, the Company redeemed 5,385 Common Units for a like number of shares of Common Stock.

During 2023, we entered into separate equity distribution agreements in which the Company may offer and sell up to $300.0 million in aggregate gross sales price of shares of Common Stock. During the three months ended March 31, 2024, the Company issued no shares of Common Stock under its equity distribution agreements.

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

As of March 31, 2024, we are involved with six entities we determined to be variable interest entities, one of which we are the primary beneficiary and is consolidated and five of which we are not the primary beneficiary and are not consolidated.

All intercompany transactions and accounts have been eliminated.

In the opinion of management, the unaudited interim Consolidated Financial Statements and accompanying unaudited consolidated financial information contain all adjustments (including normal recurring accruals) necessary for a fair presentation of our financial position, results of operations and cash flows. We have condensed or omitted certain notes and other information from the interim Consolidated Financial Statements presented in this Quarterly Report as permitted by SEC rules and regulations. These Consolidated Financial Statements should be read in conjunction with our 2023 Annual Report on Form 10-K.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in our Consolidated Financial Statements and accompanying notes. Actual results could differ from those estimates.

Insurance

We are primarily self-insured for health care claims for participating employees. To limit our exposure to significant claims, we have stop-loss coverage on a per claim and annual aggregate basis. We use all relevant information to determine our liabilities for claims, including actuarial estimates of claim liabilities. When determining our liabilities, we include claims for incurred losses, even if they are unreported. As of March 31, 2024, a reserve of $0.5 million was recorded to cover estimated reported and unreported claims.

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

2.    Leases

Operating Leases

We generally lease our office properties to lessees in exchange for fixed monthly payments that cover rent, property taxes, insurance and certain cost recoveries, primarily common area maintenance. Office properties that are under lease are primarily located in Atlanta, Charlotte, Nashville, Orlando, Pittsburgh, Raleigh, Richmond and Tampa and are leased to a wide variety of lessees across many industries. Our leases are operating leases and mostly range from three to 10 years. We recognized rental and other revenues related to operating lease payments of $207.8 million and $209.4 million during the three months ended March 31, 2024 and 2023, respectively. Included in these amounts were variable lease payments of $22.5 million and $19.4 million during the three months ended March 31, 2024 and 2023, respectively.

3.    Investments in and Advances to Affiliates

Unconsolidated Affiliates

- Granite Park Six JV, LLC/ GPI 23 Springs JV, LLC (“Granite Park Six joint venture”/“23Springs joint venture”)

During 2022, we entered the Dallas market through the formation of two joint ventures with Granite Properties (“Granite”) to develop Granite Park Six and 23Springs. We own a 50.0% interest in each of these two joint ventures.

We determined that we have a variable interest in both the Granite Park Six and 23Springs joint ventures primarily because the entities were designed to pass along interest rate risk, equity price risk and operation risk to us and Granite as equity holders. The joint ventures were further determined to be variable interest entities as they require additional subordinated financial support in the form of loans because the initial equity investments provided by us and Granite were not sufficient to finance the planned investments and operations. We concluded that we do not have the power to direct matters that most significantly impact the activities of either entity and therefore do not qualify as the primary beneficiary. Accordingly, the entities are not consolidated.

As of March 31, 2024, our risk of loss with respect to these arrangements was limited to the carrying value of each investment balance. Our investment balances were $42.2 million and $96.7 million as of March 31, 2024 for the Granite Park Six and 23Springs joint ventures, respectively. The assets of the Granite Park Six and 23Springs joint ventures can be used only to settle obligations of the respective joint venture, and their creditors have no recourse to our wholly owned assets.

- M+O JV, LLC (“McKinney & Olive joint venture”)

During 2022, we expanded our Dallas market presence by acquiring McKinney & Olive through the formation of another joint venture with Granite in which we own a 50.0% interest.

We determined that we have a variable interest in the McKinney & Olive joint venture primarily because the entity was designed to pass along interest rate risk, equity price risk and operation risk to us and Granite as equity holders. The McKinney & Olive joint venture was further determined to be a variable interest entity as it requires additional subordinated financial support in the form of a loan because the initial equity investments by us and Granite, including the additional preferred equity provided by us that was subsequently redeemed in full during 2023, were not sufficient to finance its planned investments and operations. We concluded that we do not have the power to direct matters that most significantly impact the activities of the entity and therefore do not qualify as the primary beneficiary. Accordingly, the entity is not consolidated.

As of March 31, 2024, our risk of loss with respect to this arrangement was limited to the carrying value of our investment balance of $125.3 million. The assets of the McKinney & Olive joint venture can be used only to settle obligations of the joint venture, and its creditors have no recourse to our wholly owned assets.

- Midtown East Tampa, LLC (“Midtown East joint venture”)

During 2022, we formed the Midtown East joint venture in Tampa with The Bromley Companies (“Bromley”). We own a 50.0% interest in this joint venture.

We determined that we have a variable interest in the Midtown East joint venture primarily because the entity was designed to pass along interest rate risk, equity price risk and operation risk to us as both a debt and equity holder and to Bromley as an equity holder. The Midtown East joint venture was further determined to be a variable interest entity as it requires additional subordinated financial support in the form of a loan because the initial equity investments provided by us and Bromley were not sufficient to finance its planned investments and operations. We concluded that we do not have the power to direct matters that most significantly impact the activities of the entity and therefore do not qualify as the primary beneficiary. Accordingly, the entity is not consolidated.

As of March 31, 2024, our risk of loss with respect to this arrangement was $17.8 million, which consists of the $14.1 million carrying value of our investment balance plus the $3.7 million outstanding balance of the loan we have provided to the joint venture. The outstanding balance on the loan is recorded in investments in and advances to unconsolidated affiliates on our Consolidated Balance Sheets. The assets of the Midtown East joint venture can be used only to settle obligations of the joint venture, and its creditors have no recourse to our wholly owned assets.

- Brand/HRLP 2827 Peachtree LLC (“2827 Peachtree joint venture”)

During 2021, we formed the 2827 Peachtree joint venture in Atlanta with Brand Properties, LLC (“Brand”). We own a 50.0% interest in this joint venture.

We determined that we have a variable interest in the 2827 Peachtree joint venture primarily because the entity was designed to pass along interest rate risk, equity price risk and operation risk to us as both a debt and equity holder and to Brand as an equity holder. The 2827 Peachtree joint venture was further determined to be a variable interest entity as it requires additional subordinated financial support in the form of a loan because the initial equity investments provided by us and Brand were not sufficient to finance its planned investments and operations. We concluded that we do not have the power to direct matters that most significantly impact the activities of the entity and therefore do not qualify as the primary beneficiary. Accordingly, the entity is not consolidated.

As of March 31, 2024, our risk of loss with respect to this arrangement was $61.0 million, which consists of the $13.2 million carrying value of our investment balance plus the $47.8 million outstanding balance of the loan we have provided to the joint venture. The outstanding balance on the loan is recorded in investments in and advances to unconsolidated affiliates on our Consolidated Balance Sheets. The assets of the 2827 Peachtree joint venture can be used only to settle obligations of the joint venture, and its creditors have no recourse to our wholly owned assets.

Consolidated Affiliate

- HRLP MTW, LLC (“Midtown West joint venture”)

In 2019, we formed the Midtown West joint venture in Tampa with Bromley. We own an 80.0% interest in this joint venture.

We determined that we have a variable interest in the Midtown West joint venture primarily because the entity was designed to pass along interest rate risk, equity price risk and operation risk to us and Bromley as equity holders. The Midtown West joint venture was further determined to be a variable interest entity as it requires additional subordinated financial support in the form of a loan because the initial equity investments provided by us and Bromley were not sufficient to finance its planned investments and operations. We, as the majority owner and managing member and through our control rights as set forth in the joint venture’s governance documents, were determined to be the primary beneficiary as we have both the power to direct the activities that most significantly affect the entity (primarily lease rates, property operations and capital expenditures) and significant economic exposure through our equity investment. As such, the Midtown West joint venture is consolidated and all intercompany transactions and accounts are eliminated.

The following table sets forth the assets and liabilities of the Midtown West joint venture included on our Consolidated Balance Sheets:

	March 31, 2024	December 31, 2023
Net real estate assets	$59,970	$60,410
Cash and cash equivalents	$1,628	$1,096
Restricted cash	$2,260	$2,260
Accrued straight-line rents receivable	$5,124	$5,041
Deferred leasing costs, net	$2,699	$2,783
Prepaid expenses and other assets, net	$125	$124
Mortgages and notes payable, net	$44,234	$44,192
Accounts payable, accrued expenses and other liabilities	$3,038	$2,872

The assets of the Midtown West joint venture can be used only to settle obligations of the joint venture, and its creditors have no recourse to our wholly owned assets.

4.    Real Estate Assets

Dispositions

During the first quarter of 2024, we sold two buildings in Raleigh for an aggregate sales price of $16.9 million and recorded aggregate gains on disposition of property of $7.2 million.

5.    Intangible Assets and Below Market Lease Liabilities

The following table sets forth total intangible assets and acquisition-related below market lease liabilities, net of accumulated amortization:

	March 31, 2024	December 31, 2023
Assets:
Deferred leasing costs (including lease incentives and above market lease and in-place lease acquisition-related intangible assets)	$403,901	$401,621
Less accumulated amortization	(180,904)	(175,697)
	$222,997	$225,924
Liabilities (in accounts payable, accrued expenses and other liabilities):
Acquisition-related below market lease liabilities	$50,723	$50,842
Less accumulated amortization	(31,440)	(30,416)
	$19,283	$20,426

The following table sets forth amortization of intangible assets and below market lease liabilities:

	Three Months Ended March 31,
	2024	2023
Amortization of deferred leasing costs and acquisition-related intangible assets (in depreciation and amortization)	$9,645	$10,232
Amortization of lease incentives (in rental and other revenues)	$693	$714
Amortization of acquisition-related intangible assets (in rental and other revenues)	$802	$831
Amortization of acquisition-related below market lease liabilities (in rental and other revenues)	$(1,144)	$(1,254)

The following table sets forth scheduled future amortization of intangible assets and below market lease liabilities:

	Amortization of Deferred Leasing Costs and Acquisition-Related Intangible Assets (in Depreciation and Amortization)	Amortization of Lease Incentives (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental and Other Revenues)	Amortization of Acquisition-Related Below Market Lease Liabilities (in Rental and Other Revenues)
April 1 through December 31, 2024	$29,774	$1,818	$2,264	$(3,097)
2025	32,319	2,095	2,210	(2,727)
2026	28,052	1,893	1,861	(2,431)
2027	24,340	1,690	1,520	(2,062)
2028	20,468	1,440	1,404	(1,648)
Thereafter	61,162	4,500	4,187	(7,318)
	$196,115	$13,436	$13,446	$(19,283)
Weighted average remaining amortization periods as of March 31, 2024 (in years)	7.5	7.9	7.0	8.1

6.    Mortgages and Notes Payable

The following table sets forth our mortgages and notes payable:

	March 31, 2024	December 31, 2023
Secured indebtedness	$718,648	$720,752
Unsecured indebtedness	2,560,599	2,510,193
Less-unamortized debt issuance costs	(16,920)	(17,739)
Total mortgages and notes payable, net	$3,262,327	$3,213,206

As of March 31, 2024, our secured mortgage loans were collateralized by real estate assets with an undepreciated book value of $1,239.0 million.

Our $750.0 million unsecured revolving credit facility was modified during the first quarter of 2024 and is now scheduled to mature in January 2028 (but can be extended for two additional six-month periods at our option assuming no defaults have occurred). The interest rate on our revolving credit facility is SOFR plus a related spread adjustment of 10 basis points and a borrowing spread of 85 basis points, based on current credit ratings. The annual facility fee is 20 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody’s Investors Service or Standard & Poor’s Ratings Services. Subject to written consent of the lenders, we may elect to amend the newly modified revolving credit facility no later than May 15, 2024 to provide that the interest rate may be adjusted upward or downward by up to 2.5 basis points subject to satisfaction of certain to-be-determined sustainability goals with respect to the ongoing reduction of greenhouse gas emissions. The financial and other covenants under our newly modified facility are substantially similar to our previous credit facility. We incurred $7.7 million of debt issuance costs during the first quarter of 2024, which will be amortized along with certain existing unamortized debt issuance costs over the remaining term of our new revolving credit facility, and recorded $0.2 million of loss on debt extinguishment. There was $70.0 million and $10.0 million outstanding under our revolving credit facility as of March 31, 2024 and April 16, 2024, respectively. As of both March 31, 2024 and April 16, 2024, we had $0.1 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility as of March 31, 2024 and April 16, 2024 was $679.9 million and $739.9 million, respectively.
We are currently in compliance with financial covenants with respect to our consolidated debt.

We have considered our short-term liquidity needs within one year from April 23, 2024 (the date of issuance of the quarterly financial statements) and the adequacy of our estimated cash flows from operating activities and other available financing sources to meet these needs. Importantly, we have no scheduled debt maturities during such one-year period. We have concluded it is probable we will meet these short-term liquidity requirements through a combination of the following:

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

7.    Noncontrolling Interests

Noncontrolling Interests in Consolidated Affiliates

As of March 31, 2024, our noncontrolling interest in consolidated affiliates relates to our joint venture partner's 20.0% interest in the Midtown West joint venture. Our joint venture partner is an unrelated third party.

Noncontrolling Interests in the Operating Partnership

The following table sets forth the Company’s noncontrolling interests in the Operating Partnership:

	Three Months Ended March 31,
	2024	2023
Beginning noncontrolling interests in the Operating Partnership	$49,520	$65,977
Adjustment of noncontrolling interests in the Operating Partnership to fair value	7,479	(11,102)
Conversions of Common Units to Common Stock	(132)	—
Net income attributable to noncontrolling interests in the Operating Partnership	533	986
Distributions to noncontrolling interests in the Operating Partnership	(1,076)	(1,179)
Total noncontrolling interests in the Operating Partnership	$56,324	$54,682

The following table sets forth net income available for common stockholders and transfers from the Company’s noncontrolling interests in the Operating Partnership:

	Three Months Ended March 31,
	2024	2023
Net income available for common stockholders	$26,064	$43,834
Increase in additional paid in capital from conversions of Common Units to Common Stock	132	—
Change from net income available for common stockholders and transfers from noncontrolling interests	$26,196	$43,834

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

The fair value of mortgages and notes receivable and mortgages and notes payable is estimated by the income approach, which uses contractual cash flows and market-based interest rates to approximate the price that would be paid in an orderly transaction between market participants. The fair value of any interest rate swaps is determined using the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments. The variable cash payments of interest rate swaps are based on the expectation of future interest rates (forward curves) derived from observed market interest rate curves. In addition, credit valuation adjustments are considered in the fair values to account for potential nonperformance risk, but were concluded to not be significant inputs to the calculation for the periods presented.

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

The following table sets forth our assets and liabilities and the Company’s noncontrolling interests in the Operating Partnership that are measured or disclosed at fair value within the fair value hierarchy:

		Level 1	Level 2
	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs
Fair Value as of March 31, 2024:
Assets:
Mortgages and notes receivable, at fair value (1)	$11,008	$—	$11,008
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	1,943	1,943	—
Total Assets	$12,951	$1,943	$11,008
Noncontrolling Interests in the Operating Partnership	$56,324	$56,324	$—
Liabilities:
Mortgages and notes payable, net, at fair value (1)	$2,994,752	$—	$2,994,752
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	1,943	1,943	—
Total Liabilities	$2,996,695	$1,943	$2,994,752

Fair Value as of December 31, 2023:
Assets:
Mortgages and notes receivable, at fair value (1)	$4,795	$—	$4,795
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	2,294	2,294	—
Total Assets	$7,089	$2,294	$4,795
Noncontrolling Interests in the Operating Partnership	$49,520	$49,520	$—
Liabilities:
Mortgages and notes payable, net, at fair value (1)	$2,927,330	$—	$2,927,330
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	2,294	2,294	—
Total Liabilities	$2,929,624	$2,294	$2,927,330
__________
(1)    Amounts are not recorded at fair value on our Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023.

9.    Share-Based Payments

During the three months ended March 31, 2024, the Company granted 181,328 shares of time-based restricted stock and 142,992 shares of total return-based restricted stock with weighted average grant date fair values per share of $24.45 and $25.22, respectively. We recorded share-based compensation expense of $4.8 million and $4.5 million during the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, there was $7.3 million of total unrecognized share-based compensation costs, which will be recognized over a weighted average remaining contractual term of 2.4 years.

10.    Real Estate and Other Assets Held For Sale

The following table sets forth the assets held for sale as of March 31, 2024 and December 31, 2023, which are considered non-core:

	March 31, 2024	December 31, 2023
Assets:
Land	$6,143	$—
Buildings and tenant improvements	39,629	—
Less-accumulated depreciation	(22,289)	—
Net real estate assets	23,483	—
Accrued straight-line rents receivable	1,626	—
Deferred leasing costs, net	904	—
Prepaid expenses and other assets, net	65	—
Real estate and other assets, net, held for sale	$26,078	$—

11.    Earnings Per Share and Per Unit

The following table sets forth the computation of basic and diluted earnings per share of the Company:

	Three Months Ended March 31,
	2024	2023
Earnings per Common Share - basic:
Numerator:
Net income	$27,213	$44,954
Net (income) attributable to noncontrolling interests in the Operating Partnership	(533)	(986)
Net loss attributable to noncontrolling interests in consolidated affiliates	5	487
Dividends on Preferred Stock	(621)	(621)
Net income available for common stockholders	$26,064	$43,834
Denominator:
Denominator for basic earnings per Common Share – weighted average shares (1)	105,804	105,288
Net income available for common stockholders	$0.25	$0.42
Earnings per Common Share - diluted:
Numerator:
Net income	$27,213	$44,954
Net loss attributable to noncontrolling interests in consolidated affiliates	5	487
Dividends on Preferred Stock	(621)	(621)
Net income available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	$26,597	$44,820
Denominator:
Denominator for basic earnings per Common Share – weighted average shares (1)	105,804	105,288
Add:
Noncontrolling interests Common Units	2,154	2,358
Denominator for diluted earnings per Common Share – adjusted weighted average shares and assumed conversions	107,958	107,646
Net income available for common stockholders	$0.25	$0.42
__________
(1)Includes all unvested restricted stock where dividends on such restricted stock are non-forfeitable.

The following table sets forth the computation of basic and diluted earnings per unit of the Operating Partnership:

	Three Months Ended March 31,
	2024	2023
Earnings per Common Unit - basic:
Numerator:
Net income	$27,213	$44,954
Net loss attributable to noncontrolling interests in consolidated affiliates	5	487
Distributions on Preferred Units	(621)	(621)
Net income available for common unitholders	$26,597	$44,820
Denominator:
Denominator for basic earnings per Common Unit – weighted average units (1)	107,549	107,237
Net income available for common unitholders	$0.25	$0.42
Earnings per Common Unit - diluted:
Numerator:
Net income	$27,213	$44,954
Net loss attributable to noncontrolling interests in consolidated affiliates	5	487
Distributions on Preferred Units	(621)	(621)
Net income available for common unitholders	$26,597	$44,820
Denominator:
Denominator for basic earnings per Common Unit – weighted average units (1)	107,549	107,237
Net income available for common unitholders	$0.25	$0.42
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

	Three Months Ended March 31,
	2024	2023
Rental and Other Revenues:
Atlanta	$36,443	$36,870
Charlotte	21,717	21,580
Nashville	45,038	44,564
Orlando	14,776	14,394
Raleigh	45,178	45,878
Richmond	9,001	9,309
Tampa	24,579	25,391
Total Office Segment	196,732	197,986
Other	14,543	14,766
Total Rental and Other Revenues	$211,275	$212,752

Net Operating Income:
Atlanta	$22,620	$24,225
Charlotte	15,928	16,110
Nashville	31,306	33,025
Orlando	9,168	8,772
Raleigh	32,086	33,606
Richmond	6,317	6,570
Tampa	15,488	16,404
Total Office Segment	132,913	138,712
Other	7,927	8,309
Total Net Operating Income	140,840	147,021
Reconciliation to net income:
Depreciation and amortization	(73,671)	(70,633)
General and administrative expenses	(12,499)	(12,415)
Interest expense	(36,552)	(33,098)
Other income	1,232	1,147
Gains on disposition of property	7,209	450
Gain on deconsolidation of affiliate	—	11,778
Equity in earnings of unconsolidated affiliates	654	704
Net income	$27,213	$44,954

13.    Subsequent Events

On April 17, 2024, the Company declared a cash dividend of $0.50 per share of Common Stock, which is payable on June 11, 2024 to stockholders of record as of May 20, 2024.

On April 3, 2024, we sold seven buildings in Raleigh for a sales price of $62.5 million and expect to record a gain on disposition of property of $35.0 million.

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

This list of risks and uncertainties, however, is not intended to be exhaustive. You should also review the other cautionary statements we make in “Item 1A. Risk Factors” set forth herein and in our 2023 Annual Report on Form 10-K. Given these uncertainties, you should not place undue reliance on forward-looking statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements to reflect any future events or circumstances or to reflect the occurrence of unanticipated events.

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

Revenues

Our operating results depend heavily on successfully leasing and operating the office space in our portfolio. Economic growth and office employment levels in our core markets are important factors, among others, in predicting our future operating results. The key components affecting our rental and other revenues are average occupancy, rental rates, cost recovery income, new developments placed in service, acquisitions and dispositions. Average occupancy generally increases during times of improving economic growth, as our ability to lease space outpaces vacancies that occur upon the expirations of existing leases. Average occupancy generally declines during times of slower or negative economic growth, when new vacancies tend to outpace our ability to lease space. Asset acquisitions, dispositions and new developments placed in service directly impact our rental revenues and could impact our average occupancy, depending upon the occupancy rate of the properties that are acquired, sold or placed in service. Another indicator of the predictability of future revenues is the expected lease expirations of our portfolio. As a result, in addition to seeking to increase our average occupancy by leasing current vacant space, we also concentrate our leasing efforts on renewing existing leases prior to expiration. For more information regarding our lease expirations, see “Item 2. Properties - Lease Expirations” and “Item 1A. Risk Factors – Risks Related to our Operations. The continued social acceptance, desirability and perceived economic benefits of work-from-home arrangements could materially and negatively impact the future demand for office space over the long-term” in our 2023 Annual Report on Form 10-K. Occupancy in our office portfolio decreased from 88.9% as of December 31, 2023 to 88.5% as of March 31, 2024. We expect average occupancy in our office portfolio to range from 87.0% to 89.0% for the remainder of 2024.

Whether or not our rental revenue tracks average occupancy proportionally depends upon whether GAAP rents under signed new and renewal leases are higher or lower than the GAAP rents under expiring leases. Annualized rental revenues from second generation leases expiring during any particular year are typically less than 15% of our total annual rental revenues. The following table sets forth information regarding second generation office leases signed during the first quarter of 2024 (we define second generation office leases as leases with new customers and renewals of existing customers in both consolidated and unconsolidated office space that has been previously occupied and leases with respect to vacant space in acquired buildings):

	New	Renewal	All Office
Leased space (in rentable square feet)	422,889	499,278	922,167
Average term (in years - rentable square foot weighted)	10.6	3.8	6.9
Base rents (per rentable square foot) (1)	$31.01	$33.58	$32.40
Rent concessions (per rentable square foot) (1)	(1.81)	(1.62)	(1.71)
GAAP rents (per rentable square foot) (1)	$29.20	$31.96	$30.69
Tenant improvements (per rentable square foot) (1)	$5.03	$2.86	$3.85
Leasing commissions (per rentable square foot) (1)	$1.15	$0.91	$1.02
__________
(1)    Weighted average per rentable square foot on an annual basis over the lease term.

Annual combined GAAP rents for new and renewal leases signed in the first quarter were $30.69 per rentable square foot, 6.6% higher compared to previous leases in the same office spaces.

We strive to maintain a diverse, stable and creditworthy customer base. We have an internal guideline whereby customers that account for more than 3% of our revenues are periodically reviewed with the Company’s Board of Directors. As of March 31, 2024, only Bank of America (3.9%) and Asurion (3.4%) accounted for more than 3% of our annualized GAAP revenues.

Expenses

Our expenses primarily consist of rental property expenses, depreciation and amortization, general and administrative expenses and interest expense. From time to time, expenses also include impairments of real estate assets. Rental property expenses are expenses associated with our ownership and operation of rental properties and include expenses that vary somewhat proportionately to occupancy and usage levels, such as janitorial services and utilities, and expenses that do not vary based on occupancy, such as property taxes and insurance. Depreciation and amortization is a non-cash expense associated with the ownership of real property and generally remains relatively consistent each year, unless we buy, place in service or sell assets, since our properties and related building and tenant improvement assets are depreciated on a straight-line basis over fixed lives. General and administrative expenses primarily consist of management and employee salaries and benefits, corporate overhead and short and long-term incentive compensation.

Net Operating Income

Whether or not we record increasing net operating income (“NOI”) in our same property portfolio typically depends upon our ability to garner higher rental revenues, whether from higher average occupancy, higher GAAP rents per rentable square foot or higher cost recovery income, that exceed any corresponding growth in operating expenses. Consolidated same property NOI was $4.6 million, or 3.2%, lower in the first quarter of 2024 as compared to 2023 due to an increase of $6.1 million in same property expenses offset by an increase of $1.5 million in same property revenue. We expect same property NOI to be lower for the remainder of 2024 as compared to 2023 primarily due to an anticipated increase in same property expenses and lower anticipated average occupancy. We expect same property expenses to be higher due to anticipated increases to property taxes, contract services and property insurance.

In addition to the effect of consolidated same property NOI, whether or not NOI increases typically depends upon whether the NOI from our acquired properties and development properties placed in service exceeds the NOI from property dispositions. NOI was $6.2 million, or 4.2%, lower in the first quarter of 2024 as compared to 2023 primarily due to lower consolidated same property NOI and lost NOI from property dispositions, partially offset by development properties placed in service. We expect NOI to be lower for the remainder of 2024 as compared to 2023 for similar reasons.

Cash Flows

In calculating net cash related to operating activities, depreciation and amortization, which are non-cash expenses, are added back to net income. We have historically generated a positive amount of cash from operating activities. From period to period, cash flow from operations primarily depends upon changes in our net income, as discussed more fully below under “Results of Operations,” changes in receivables and payables and net additions or decreases in our overall portfolio.

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

Liquidity and Capital Resources

We continue to maintain a conservative and flexible balance sheet and believe we have ample liquidity to fund our operations and growth prospects. As of April 16, 2024, we had approximately $17 million of existing cash and $10.0 million drawn on our $750.0 million revolving credit facility, which is scheduled to mature in January 2028 (but which can be extended for two additional six-month periods at our option). As of March 31, 2024, our leverage ratio, as measured by the ratio of our mortgages and notes payable and outstanding preferred stock to the undepreciated book value of our assets, was 42.2%, and there were 108.1 million diluted shares of Common Stock outstanding.

Rental and other revenues are our principal source of funds to meet our short-term liquidity requirements. Other sources of funds for short-term liquidity needs include available working capital and borrowings under our revolving credit facility. Our short-term liquidity requirements primarily consist of operating expenses, interest and principal amortization on our debt, distributions and capital expenditures, including building improvement costs, tenant improvement costs and lease commissions. Building improvements are capital costs to maintain or enhance existing buildings not typically related to a specific customer. Tenant improvements are the costs required to customize space for our customers’ specific needs. We anticipate that our available cash and cash equivalents and cash provided by operating activities and planned financing activities, including borrowings under our revolving credit facility, will be adequate to meet our short-term liquidity requirements. We use our revolving credit facility for working capital purposes, the short-term funding of our development and acquisition activity and, in certain instances, the repayment of other debt. The continued ability to borrow under the revolving credit facility allows us to quickly capitalize on strategic opportunities at short-term interest rates.

We generally believe existing cash and rental and other revenues will continue to be sufficient to fund our short-term liquidity needs such as funding operating and general and administrative expenses, paying interest expense, maintaining our existing quarterly dividend and funding existing portfolio capital expenditures, including building improvement costs, tenant improvement costs and lease commissions.

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

Results of Operations

Three Months Ended March 31, 2024 and 2023

Rental and Other Revenues

Rental and other revenues were $1.5 million, or 0.7%, lower in the first quarter of 2024 as compared to 2023 primarily due to lost revenue from property dispositions, which decreased rental and other revenues by $2.9 million. This decrease was partially offset by higher consolidated same property revenues and development properties placed in service, which increased rental and other revenues by $1.5 million and $0.6 million, respectively. Same property rental and other revenues were higher primarily due to higher average GAAP rents per rentable square foot and higher cost recoveries, partially offset by a decrease in average occupancy. We expect rental and other revenues to be lower for the remainder of 2024 as compared to 2023 for similar reasons.

Operating Expenses

Rental property and other expenses were $4.7 million, or 7.2%, higher in the first quarter of 2024 as compared to 2023 primarily due to $6.1 million of higher consolidated same property operating expenses, primarily due to higher property taxes, repairs and maintenance, contract services, property insurance and utilities. This increase was partially offset by a $0.9 million decrease in operating expenses from property dispositions. We expect rental property and other expenses to be higher for the remainder of 2024 as compared to 2023 for similar reasons.

Depreciation and amortization was $3.0 million, or 4.3%, higher in the first quarter of 2024 as compared to 2023 primarily due to higher consolidated same property lease related depreciation and amortization and development properties placed in service, partially offset by property dispositions. We expect depreciation and amortization to be lower for the remainder of 2024 as compared to 2023 primarily due to property dispositions and fully amortized acquisition-related intangible assets, partially offset by higher same property lease related depreciation and amortization and development properties placed in service.

General and administrative expenses were $0.1 million, or 0.7%, higher in the first quarter of 2024 as compared to 2023 primarily due to higher long-term equity incentive compensation. We expect general and administrative expenses to be lower for the remainder of 2024 as compared to 2023 due to lower predevelopment cost write-offs, partially offset by higher salaries and benefits. First quarter general and administrative expenses are typically higher than in subsequent quarters due to higher long-term equity incentive compensation recognized for certain employees who meet the age and service eligibility requirements under our retirement plan. Long-term equity incentive compensation awards are typically issued during the first quarter of each year.

Interest Expense

Interest expense was $3.5 million, or 10.4%, higher in the first quarter of 2024 as compared to 2023 primarily due to higher average interest rates and higher average debt balances, partially offset by higher capitalized interest. We expect interest expense to be higher for the remainder of 2024 as compared to 2023 primarily due to higher average interest rates, higher average debt balances and lower capitalized interest.

Other Income

Other income was $0.1 million higher in the first quarter of 2024 as compared to 2023 primarily due to higher interest income from seller financing and the loan provided to the 2827 Peachtree joint venture, partially offset by 2023 dividend income from short-term preferred equity contributed to the McKinney and Olive joint venture.

Gains on Disposition of Property

Gains on disposition of property were $6.8 million higher in the first quarter of 2024 as compared to 2023.

Gain on Deconsolidation of Affiliate

We recognized a gain on deconsolidation of $11.8 million in the first quarter of 2023 related to adjusting our retained interest in the Markel joint venture to fair value. We recorded no such gain on deconsolidation in 2024.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $0.1 million lower in the first quarter of 2024 as compared to 2023 primarily due to expenses on Granite Park Six, which was completed in the third quarter of 2023 but is not yet stabilized. This decrease was partially offset by income from our 2827 Peachtree joint venture, which was completed in the third quarter of 2023.

Earnings Per Common Share - Diluted

Diluted earnings per common share was $0.17 lower in the first quarter of 2024 as compared to 2023 due to a decrease in net income for the reasons discussed above.

Liquidity and Capital Resources

Statements of Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in the Company’s cash flows (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Net Cash Provided By Operating Activities	$72,410	$65,669	$6,741
Net Cash Used In Investing Activities	(61,685)	(74,536)	12,851
Net Cash Provided By/(Used In) Financing Activities	(15,007)	10,782	(25,789)
Total Cash Flows	$(4,282)	$1,915	$(6,197)

The change in net cash provided by operating activities in the first quarter of 2024 as compared to 2023 was primarily due to net cash from the operations of consolidated same properties and development properties placed in service and changes in operating assets and liabilities, partially offset by property dispositions. We expect net cash related to operating activities to be lower for the remainder of 2024 as compared to 2023 primarily due to property dispositions and higher interest expense, partially offset by net cash from the operations of consolidated same properties and development properties placed in service.

The change in net cash used in investing activities in the first quarter of 2024 as compared to 2023 was primarily due to higher net proceeds from disposition activity and lower investments in building improvements and development in process. These decreases were partially offset by higher investments in unconsolidated affiliates, higher investments in tenant improvements and deferred leasing costs and disposition-related seller financing provided in 2024. We expect uses of cash for investing activities for the remainder of 2024 to be primarily driven by whether we acquire or commence development of additional office buildings in the BBDs of our markets. We expect these uses of cash for investing activities will be partially offset by proceeds from property dispositions in 2024.

The change in net cash provided by/(used in) financing activities in the first quarter of 2024 as compared to 2023 was primarily due to lower net debt borrowings. Assuming the net effect of our acquisition, disposition and development activity in 2024 results in an increase to our assets, we would expect outstanding debt and/or Common Stock balances to increase.

Capitalization

The following table sets forth the Company’s capitalization (in thousands, except per share amounts):

	March 31, 2024	December 31, 2023
Mortgages and notes payable, net, at recorded book value	$3,262,327	$3,213,206
Preferred Stock, at liquidation value	$28,811	$28,811
Common Stock outstanding	105,996	105,710
Common Units outstanding (not owned by the Company)	2,151	2,157
Per share stock price at period end	$26.18	$22.96
Market value of Common Stock and Common Units	$2,831,288	$2,476,626
Total capitalization	$6,122,426	$5,718,643

As of March 31, 2024, our mortgages and notes payable and outstanding preferred stock represented 53.8% of our total capitalization and 42.2% of the undepreciated book value of our assets. See also “Executive Summary - Liquidity and Capital Resources.”

Our mortgages and notes payable as of March 31, 2024 consisted of $718.6 million of secured indebtedness with a weighted average interest rate of 4.43% and $2,560.6 million of unsecured indebtedness with a weighted average interest rate of 4.61%. The secured indebtedness was collateralized by real estate assets with an undepreciated book value of $1,239.0 million. As of March 31, 2024, $420.0 million of our debt bears interest at floating rates.

Investment Activity

In the normal course of business, we regularly evaluate potential acquisitions. As a result, from time to time, we may have one or more potential acquisitions under consideration that are in varying stages of evaluation, negotiation or due diligence, including potential acquisitions that are subject to non-binding letters of intent or enforceable contracts. Consummation of any transaction is subject to a number of contingencies, including the satisfaction of customary closing conditions. No assurances can be provided that we will acquire any properties in the future. See “Item 1A. Risk Factors - Risks Related to our Capital Recycling Activity - Recent and future acquisitions and development properties may fail to perform in accordance with our expectations and may require renovation and development costs exceeding our estimates” in our 2023 Annual Report on Form 10-K

On April 3, 2024, we sold seven buildings in Raleigh for a sales price of $62.5 million and expect to record a gain on disposition of property of $35.0 million.

During the first quarter of 2024, we sold two buildings in Raleigh for an aggregate sales price of $16.9 million and recorded aggregate gains on disposition of property of $7.2 million.

As of March 31, 2024, we were developing 0.8 million rentable square feet of office properties. The following table summarizes these announced and in-process office developments:

Property	Market	Own %	Consolidated (Y/N)	Rentable Square Feet	Anticipated Total Investment (1)	Investment As Of March 31, 2024	Pre Leased %	Estimated Completion	Estimated Stabilization
					($ in thousands)
23Springs	Dallas	50.0%	N	642,000	$460,000	$195,180	53.5%	1Q 25	1Q 28
Midtown East	Tampa	50.0%	N	143,000	83,000	36,264	16.1	1Q 25	2Q 26
				785,000	$543,000	$231,444	46.7%
__________
(1)Includes estimated lease up costs for tenant improvements and lease commissions until the property has reached stabilization.

Financing Activity

During 2023, we entered into separate equity distribution agreements with each of Wells Fargo Securities, LLC, BofA Securities, Inc., BTIG, LLC, Jefferies LLC, J.P. Morgan Securities LLC, Regions Securities LLC, TD Securities (USA) LLC and Truist Securities, Inc. Under the terms of the equity distribution agreements, the Company may offer and sell up to $300.0 million in aggregate gross sales price of shares of Common Stock from time to time through such firms, acting as agents of the Company or as principals. Sales of the shares, if any, may be made by means of ordinary brokers’ transactions on the New York Stock Exchange (“NYSE”) or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices or as otherwise agreed with any of such firms (which may include block trades). During the first quarter of 2024, there were no shares of common stock issued under these agreements.

Our $750.0 million unsecured revolving credit facility was modified during the first quarter of 2024 and is now scheduled to mature in January 2028 (but can be extended for two additional six-month periods at our option assuming no defaults have occurred). The interest rate on our revolving credit facility is SOFR plus a related spread adjustment of 10 basis points and a borrowing spread of 85 basis points, based on current credit ratings. The annual facility fee is 20 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody’s Investors Service or Standard & Poor’s Ratings Services. Subject to written consent of the lenders, we may elect to amend the newly modified revolving credit facility no later than May 15, 2024 to provide that the interest rate may be adjusted upward or downward by up to 2.5 basis points subject to satisfaction of certain to-be-determined sustainability goals with respect to the ongoing reduction of greenhouse gas emissions. The financial and other covenants under our newly modified facility are substantially similar to our previous credit facility. We incurred $7.7 million of debt issuance costs during the first quarter of 2024, which will be amortized along with certain existing unamortized debt issuance costs over the remaining term of our new revolving credit facility, and recorded $0.2 million of loss on debt extinguishment. There was $70.0 million and $10.0 million outstanding under our revolving credit facility as of March 31, 2024 and April 16, 2024, respectively. As of both March 31, 2024 and April 16, 2024, we had $0.1 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility as of March 31, 2024 and April 16, 2024 was $679.9 million and $739.9 million, respectively.

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

Cash dividends and distributions reduce the amount of cash that would otherwise be available for other business purposes, including funding debt maturities, reducing debt or future growth initiatives. The amount of future distributions that will be made is at the discretion of the Company’s Board of Directors. For a discussion of the factors that will affect such cash flows and, accordingly, influence the decisions of the Company’s Board of Directors regarding dividends and distributions, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Dividends and Distributions” in our 2023 Annual Report on Form 10-K.

On April 17, 2024, the Company declared a cash dividend of $0.50 per share of Common Stock, which is payable on June 11, 2024 to stockholders of record as of May 20, 2024.

During the first quarter of 2024, the Company declared and paid a cash dividend of $0.50 per share of Common Stock.

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

We had $16.4 million of cash and cash equivalents as of March 31, 2024. The unused capacity of our revolving credit facility as of March 31, 2024 and April 16, 2024 was $679.9 million and $739.9 million, respectively.

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

From time to time, the Company enters into equity distribution agreements with a variety of firms pursuant to which the Company may offer and sell shares of common stock through such firms, acting as agents of the Company or as principals. Sales of the shares, if any, may be made by means of ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices or as otherwise agreed with any of such firms (which may include block trades).

During the remainder of 2024, we expect to sell up to $150 million of properties no longer considered to be core assets due to location, age, quality and/or overall strategic fit. We can make no assurance, however, that we will sell any additional non-core assets or, if we do, what the timing or terms of any such sale will be.

See also “Executive Summary - Liquidity and Capital Resources.”

Critical Accounting Estimates

There were no changes made by management to the critical accounting policies in the three months ended March 31, 2024. For a description of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our 2023 Annual Report on Form 10-K.

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

FFO, FFO available for common stockholders and FFO available for common stockholders per share are non-GAAP financial measures and therefore do not represent net income or net income per share as defined by GAAP. Net income and net income per share as defined by GAAP are the most relevant measures in determining the Company’s operating performance because these FFO measures include adjustments that investors may deem subjective, including adding back expenses such as depreciation, amortization and impairments. Furthermore, FFO available for common stockholders per share does not depict the amount that accrues directly to the stockholders’ benefit. Accordingly, FFO, FFO available for common stockholders and FFO available for common stockholders per share should never be considered as alternatives to net income, net income available for common stockholders, or net income available for common stockholders per share as indicators of the Company’s operating performance.

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

The following table sets forth the Company’s FFO, FFO available for common stockholders and FFO available for common stockholders per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Funds from operations:
Net income	$27,213	$44,954
Net loss attributable to noncontrolling interests in consolidated affiliates	5	487
Depreciation and amortization of real estate assets	72,983	69,995
(Gains) on disposition of depreciable properties	(7,209)	—
(Gain) on deconsolidation of affiliate	—	(11,778)
Unconsolidated affiliates:
Depreciation and amortization of real estate assets	3,581	2,677
Funds from operations	96,573	106,335
Dividends on Preferred Stock	(621)	(621)
Funds from operations available for common stockholders	$95,952	$105,714
Funds from operations available for common stockholders per share	$0.89	$0.98
Weighted average shares outstanding (1)	107,958	107,646
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

In previous periods, our same property portfolio consisted only of wholly owned in-service properties. Beginning in 2024, we updated our same property portfolio to include our share of in-service joint venture properties. As of March 31, 2024, our same property portfolio consisted of 160 wholly owned and joint venture in-service properties encompassing 27.6 million rentable square feet that were owned during the entirety of the periods presented (from January 1, 2023 to March 31, 2024). As of December 31, 2023, our same property portfolio consisted of 154 wholly owned in-service properties encompassing 26.6 million rentable square feet that were owned during the entirety of the periods presented (from January 1, 2022 to December 31, 2023). The change in our same property portfolio was due to the addition of six joint venture properties encompassing 0.7 million rentable square feet, one property encompassing 0.4 million rentable square feet acquired during 2022 and one newly developed property encompassing 0.1 million rentable square feet placed in service during 2022, offset by the removal of two properties encompassing 0.2 million rentable square feet that were sold during 2024.

The following table sets forth the Company’s NOI, same property NOI and same property cash NOI (in thousands):

	Three Months Ended March 31,
	2024	2023
Net income	$27,213	$44,954
Equity in earnings of unconsolidated affiliates	(654)	(704)
Gain on deconsolidation of affiliate	—	(11,778)
Gains on disposition of property	(7,209)	(450)
Other income	(1,232)	(1,147)
Interest expense	36,552	33,098
General and administrative expenses	12,499	12,415
Depreciation and amortization	73,671	70,633
Net operating income	140,840	147,021
Our share of unconsolidated joint venture same property net operating income	4,497	4,796
Partner's share of consolidated joint venture same property net operating income	(280)	(242)
Non same property and other net operating (income)/loss	438	(1,161)
Same property net operating income	$145,495	$150,414

Same property net operating income	$145,495	$150,414
Lease termination fees, straight-line rent and other non-cash adjustments	(3,967)	(9,257)
Same property cash net operating income	$141,528	$141,157

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our market risk as of December 31, 2023, see “Quantitative and Qualitative Disclosures About Market Risk” in our 2023 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

SEC rules require us to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our annual and periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow for timely decisions regarding required disclosure. The Company’s CEO and CFO have concluded that the disclosure controls and procedures of the Company and the Operating Partnership were each effective as of March 31, 2024.

SEC rules also require us to establish and maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in internal control over financial reporting during the three months ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were also no changes in internal control over financial reporting during the three months ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of 2024, the Company issued an aggregate of 5,385 shares of Common Stock to holders of Common Units in the Operating Partnership upon the redemption of a like number of Common Units in private offerings exempt from the registration requirements pursuant to Section 4(2) of the Securities Act. Each of the holders of Common Units was an accredited investor under Rule 501 of the Securities Act. The resale of such shares was registered by the Company under the Securities Act.

The following table sets forth information related to shares of Common Stock surrendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock during the first quarter of 2024:

	Total Number of Shares Purchased	Weighted Average Price Paid per Share
January 1 to January 31	—	$—
February 1 to February 29	—	—
March 1 to March 31	58,350	24.45
Total	58,350	$24.45

ITEM 6. EXHIBITS

Exhibit Number	Description
10
Third Amendment to Sixth Amended and Restated Credit Agreement, dated as of January 25, 2024, by and among the Company, the Operating Partnership, Bank of America, N.A., as Administrative Agent, and the Other Lenders named therein (filed as part of the Company's Current Report on form 8-K dated January 25, 2024)

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

Date: April 23, 2024