Form 10-Q
period 2024-06-30
HIGHWOODS PROPERTIES, INC.; HIGHWOODS REALTY LTD PARTNERSHIP
filed 2024-07-23
CIK 921082, 941713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 2024
or

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

The Company had 106,009,945 shares of Common Stock outstanding as of July 16, 2024.

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

Certain information contained herein is presented as of July 16, 2024, the latest practicable date for financial information prior to the filing of this Quarterly Report.

This report combines the Quarterly Reports on Form 10-Q for the period ended June 30, 2024 of the Company and the Operating Partnership. We believe combining the quarterly reports into this single report results in the following benefits:

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

•Consolidated Financial Statements;

•Note 11 to Consolidated Financial Statements - Earnings Per Share and Per Unit;

•Item 4 - Controls and Procedures; and

•Item 6 - Certifications of CEO and CFO Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2024

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HIGHWOODS PROPERTIES, INC.
Consolidated Balance Sheets
(Unaudited and in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
Assets:
Real estate assets, at cost:
Land	$533,361	$540,050
Buildings and tenant improvements	5,940,252	5,960,895
Development in-process	—	8,918
Land held for development	222,157	227,058
	6,695,770	6,736,921
Less-accumulated depreciation	(1,795,361)	(1,743,390)
Net real estate assets	4,900,409	4,993,531
Real estate and other assets, net, held for sale	3,875	—
Cash and cash equivalents	27,003	25,123
Restricted cash	9,802	6,446
Accounts receivable	30,432	28,094
Mortgages and notes receivable	10,993	4,795
Accrued straight-line rents receivable	313,721	310,649
Investments in and advances to unconsolidated affiliates	378,761	343,241
Deferred leasing costs, net of accumulated amortization of $183,154 and $175,697, respectively	217,773	225,924
Prepaid expenses and other assets, net of accumulated depreciation of $18,566 and $22,142, respectively	78,704	65,125
Total Assets	$5,971,473	$6,002,928
Liabilities, Noncontrolling Interests in the Operating Partnership and Equity:
Mortgages and notes payable, net	$3,191,429	$3,213,206
Accounts payable, accrued expenses and other liabilities	304,733	302,180
Total Liabilities	3,496,162	3,515,386
Commitments and contingencies
Noncontrolling interests in the Operating Partnership	56,518	49,520
Equity:
Preferred Stock, $.01 par value, 50,000,000 authorized shares;
8.625% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 28,811 shares issued and outstanding	28,811	28,811
Common Stock, $.01 par value, 200,000,000 authorized shares;
106,010,262 and 105,710,315 shares issued and outstanding, respectively	1,060	1,057
Additional paid-in capital	3,101,381	3,103,446
Distributions in excess of net income available for common stockholders	(714,956)	(698,020)
Accumulated other comprehensive loss	(2,121)	(1,997)
Total Stockholders’ Equity	2,414,175	2,433,297
Noncontrolling interests in consolidated affiliates	4,618	4,725
Total Equity	2,418,793	2,438,022
Total Liabilities, Noncontrolling Interests in the Operating Partnership and Equity	$5,971,473	$6,002,928

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Income
(Unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Rental and other revenues	$204,738	$207,291	$416,013	$420,043
Operating expenses:
Rental property and other expenses	64,559	66,307	134,994	132,038
Depreciation and amortization	73,745	75,018	147,416	145,651
General and administrative	9,357	9,380	21,856	21,795
Total operating expenses	147,661	150,705	304,266	299,484
Interest expense	35,904	34,063	72,456	67,161
Other income	7,455	1,181	8,687	2,328
Gains on disposition of property	35,022	19,368	42,231	19,818
Gain on deconsolidation of affiliate	—	—	—	11,778
Equity in earnings of unconsolidated affiliates	1,120	798	1,774	1,502
Net income	64,770	43,870	91,983	88,824
Net (income) attributable to noncontrolling interests in the Operating Partnership	(1,281)	(947)	(1,814)	(1,933)
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates	2	(4)	7	483
Dividends on Preferred Stock	(621)	(621)	(1,242)	(1,242)
Net income available for common stockholders	$62,870	$42,298	$88,934	$86,132
Earnings per Common Share – basic:
Net income available for common stockholders	$0.59	$0.40	$0.84	$0.82
Weighted average Common Shares outstanding – basic	105,996	105,457	105,900	105,373
Earnings per Common Share – diluted:
Net income available for common stockholders	$0.59	$0.40	$0.84	$0.82
Weighted average Common Shares outstanding – diluted	108,147	107,808	108,053	107,728

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Comprehensive income:
Net income	$64,770	$43,870	$91,983	$88,824
Other comprehensive loss:
Amortization of cash flow hedges	(62)	(74)	(124)	(149)
Total other comprehensive loss	(62)	(74)	(124)	(149)
Total comprehensive income	64,708	43,796	91,859	88,675
Less-comprehensive (income) attributable to noncontrolling interests	(1,279)	(951)	(1,807)	(1,450)
Comprehensive income attributable to common stockholders	$63,429	$42,845	$90,052	$87,225

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Equity
(Unaudited and in thousands, except share amounts)

	Three Months Ended June 30, 2024
	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance as of March 31, 2024	105,995,624	$1,060	$28,811	$3,099,865	$(2,059)	$4,720	$(724,827)	$2,407,570
Issuances of Common Stock, net of issuance costs and tax withholdings	14,426	—	—	379	—	—	—	379
Dividends on Common Stock ($0.50 per share)		—	—	—	—	—	(52,999)	(52,999)
Dividends on Preferred Stock ($21.5625 per share)		—	—	—	—	—	(621)	(621)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	12	—	—	—	12
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(100)	—	(100)
Issuances of restricted stock	212	—	—	—	—	—	—	—
Share-based compensation expense, net of forfeitures	—	—	—	1,125	—	—	—	1,125
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(1,281)	(1,281)
Net loss attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	(2)	2	—
Comprehensive income:
Net income		—	—	—	—	—	64,770	64,770
Other comprehensive loss		—	—	—	(62)	—	—	(62)
Total comprehensive income								64,708
Balance as of June 30, 2024	106,010,262	$1,060	$28,811	$3,101,381	$(2,121)	$4,618	$(714,956)	$2,418,793

	Six Months Ended June 30, 2024
	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2023	105,710,315	$1,057	$28,811	$3,103,446	$(1,997)	$4,725	$(698,020)	$2,438,022
Issuances of Common Stock, net of issuance costs and tax withholdings	(29,970)	—	—	(685)	—	—	—	(685)
Conversions of Common Units to Common Stock	5,385			132				132
Dividends on Common Stock ($1.00 per share)		—	—	—	—	—	(105,870)	(105,870)
Dividends on Preferred Stock ($43.1250 per share)		—	—	—	—	—	(1,242)	(1,242)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	(7,467)	—	—	—	(7,467)
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(100)	—	(100)
Issuances of restricted stock	324,532	—	—	—	—	—	—	—
Share-based compensation expense, net of forfeitures	—	3	—	5,955	—	—	—	5,958
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(1,814)	(1,814)
Net loss attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	(7)	7	—
Comprehensive income:
Net income		—	—	—	—	—	91,983	91,983
Other comprehensive loss		—	—	—	(124)	—	—	(124)
Total comprehensive income								91,859
Balance as of June 30, 2024	106,010,262	$1,060	$28,811	$3,101,381	$(2,121)	$4,618	$(714,956)	$2,418,793

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

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Six Months Ended June 30,
	2024	2023
Operating activities:
Net income	$91,983	$88,824
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	147,416	145,651
Amortization of lease incentives and acquisition-related intangible assets and liabilities	565	494
Share-based compensation expense	5,958	5,321
Net credit losses on operating lease receivables	556	1,351
Accrued interest on mortgages and notes receivable	(166)	(390)
Amortization of debt issuance costs	2,788	2,398
Amortization of cash flow hedges	(124)	(149)
Amortization of mortgages and notes payable fair value adjustments	56	(172)
Losses on debt extinguishment	173	—
Net gains on disposition of property	(42,231)	(19,818)
Gain on deconsolidation of affiliate	—	(11,778)
Equity in earnings of unconsolidated affiliates	(1,774)	(1,502)
Distributions of earnings from unconsolidated affiliates	2,851	988
Changes in operating assets and liabilities:
Accounts receivable	(916)	2,103
Prepaid expenses and other assets	(4,838)	(8,503)
Accrued straight-line rents receivable	(5,863)	(15,394)
Accounts payable, accrued expenses and other liabilities	5,931	(8,304)
Net cash provided by operating activities	202,365	181,120
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	—	(18,544)
Investments in development in-process	(4,149)	(18,658)
Investments in tenant improvements and deferred leasing costs	(65,880)	(43,720)
Investments in building improvements	(16,577)	(43,848)
Net proceeds from disposition of real estate assets	77,428	51,538
Distributions of capital from unconsolidated affiliates	5,331	1,839
Investments in mortgages and notes receivable	(6,229)	(9,763)
Repayments of mortgages and notes receivable	31	116
Investments in and advances to unconsolidated affiliates	(42,126)	(77,736)
Repayments of preferred equity from unconsolidated affiliates	—	80,000
Changes in earnest money deposits	—	15,500
Changes in other investing activities	(3,789)	(4,898)
Net cash used in investing activities	(55,960)	(68,174)
Financing activities:
Dividends on Common Stock	(105,870)	(105,341)
Redemptions/repurchases of Preferred Stock	—	(10)
Redemptions of Common Units	—	(163)
Dividends on Preferred Stock	(1,242)	(1,242)
Distributions to noncontrolling interests in the Operating Partnership	(2,151)	(2,354)
Distributions to noncontrolling interests in consolidated affiliates	(100)	—
Proceeds from the issuance of Common Stock	744	988
Costs paid for the issuance of Common Stock	—	(226)
Repurchase of shares related to tax withholdings	(1,429)	(1,325)
Borrowings on revolving credit facility	90,000	159,000
Repayments of revolving credit facility	(110,000)	(355,000)
Borrowings on mortgages and notes payable	—	200,000
Repayments of mortgages and notes payable	(3,473)	(3,326)
Payments for debt issuance costs and other financing activities	(7,648)	(1,305)
Net cash used in financing activities	(141,169)	(110,304)
Net increase in cash and cash equivalents and restricted cash	$5,236	$2,642
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows – Continued
(Unaudited and in thousands)

	Six Months Ended June 30,
	2024	2023
Net increase in cash and cash equivalents and restricted cash	$5,236	$2,642
Cash from deconsolidation of affiliate	—	(6,386)
Cash and cash equivalents and restricted cash at beginning of the period	31,569	26,105
Cash and cash equivalents and restricted cash at end of the period	$36,805	$22,361

Reconciliation of cash and cash equivalents and restricted cash:

	Six Months Ended June 30,
	2024	2023
Cash and cash equivalents at end of the period	$27,003	$17,011
Restricted cash at end of the period	9,802	5,350
Cash and cash equivalents and restricted cash at end of the period	$36,805	$22,361

Supplemental disclosure of cash flow information:

	Six Months Ended June 30,
	2024	2023
Cash paid for interest, net of amounts capitalized	$56,237	$63,858

Supplemental disclosure of non-cash investing and financing activities:

	Six Months Ended June 30,
	2024	2023
Conversions of Common Units to Common Stock	132	—
Changes in accrued capital expenditures (1)	(1,431)	7,067
Write-off of fully depreciated real estate assets	41,419	40,556
Write-off of fully amortized leasing costs	13,720	19,169
Write-off of fully amortized debt issuance costs	4,083	—
Adjustment of noncontrolling interests in the Operating Partnership to fair value	7,467	(9,187)
__________

(1)Accrued capital expenditures included in accounts payable, accrued expenses and other liabilities as of June 30, 2024 and 2023 were $54.1 million and $60.5 million, respectively.

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Balance Sheets
(Unaudited and in thousands, except unit and per unit data)

	June 30, 2024	December 31, 2023
Assets:
Real estate assets, at cost:
Land	$533,361	$540,050
Buildings and tenant improvements	5,940,252	5,960,895
Development in-process	—	8,918
Land held for development	222,157	227,058
	6,695,770	6,736,921
Less-accumulated depreciation	(1,795,361)	(1,743,390)
Net real estate assets	4,900,409	4,993,531
Real estate and other assets, net, held for sale	3,875	—
Cash and cash equivalents	27,003	25,123
Restricted cash	9,802	6,446
Accounts receivable	30,432	28,094
Mortgages and notes receivable	10,993	4,795
Accrued straight-line rents receivable	313,721	310,649
Investments in and advances to unconsolidated affiliates	378,761	343,241
Deferred leasing costs, net of accumulated amortization of $183,154 and $175,697, respectively	217,773	225,924
Prepaid expenses and other assets, net of accumulated depreciation of $18,566 and $22,142, respectively	78,704	65,125
Total Assets	$5,971,473	$6,002,928
Liabilities, Redeemable Operating Partnership Units and Capital:
Mortgages and notes payable, net	$3,191,429	$3,213,206
Accounts payable, accrued expenses and other liabilities	304,733	302,180
Total Liabilities	3,496,162	3,515,386
Commitments and contingencies
Redeemable Operating Partnership Units:
Common Units, 2,151,423 and 2,156,808 outstanding, respectively	56,518	49,520
Series A Preferred Units (liquidation preference $1,000 per unit), 28,811 units issued and outstanding	28,811	28,811
Total Redeemable Operating Partnership Units	85,329	78,331
Capital:
Common Units:
General partner Common Units, 1,077,529 and 1,074,583 outstanding, respectively	23,875	24,064
Limited partner Common Units, 104,523,924 and 104,226,923 outstanding, respectively	2,363,610	2,382,419
Accumulated other comprehensive loss	(2,121)	(1,997)
Noncontrolling interests in consolidated affiliates	4,618	4,725
Total Capital	2,389,982	2,409,211
Total Liabilities, Redeemable Operating Partnership Units and Capital	$5,971,473	$6,002,928

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Income
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Rental and other revenues	$204,738	$207,291	$416,013	$420,043
Operating expenses:
Rental property and other expenses	64,559	66,307	134,994	132,038
Depreciation and amortization	73,745	75,018	147,416	145,651
General and administrative	9,357	9,380	21,856	21,795
Total operating expenses	147,661	150,705	304,266	299,484
Interest expense	35,904	34,063	72,456	67,161
Other income	7,455	1,181	8,687	2,328
Gains on disposition of property	35,022	19,368	42,231	19,818
Gain on deconsolidation of affiliate	—	—	—	11,778
Equity in earnings of unconsolidated affiliates	1,120	798	1,774	1,502
Net income	64,770	43,870	91,983	88,824
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates	2	(4)	7	483
Distributions on Preferred Units	(621)	(621)	(1,242)	(1,242)
Net income available for common unitholders	$64,151	$43,245	$90,748	$88,065
Earnings per Common Unit – basic:
Net income available for common unitholders	$0.60	$0.40	$0.84	$0.82
Weighted average Common Units outstanding – basic	107,738	107,399	107,644	107,319
Earnings per Common Unit – diluted:
Net income available for common unitholders	$0.60	$0.40	$0.84	$0.82
Weighted average Common Units outstanding – diluted	107,738	107,399	107,644	107,319

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Comprehensive income:
Net income	$64,770	$43,870	$91,983	$88,824
Other comprehensive loss:
Amortization of cash flow hedges	(62)	(74)	(124)	(149)
Total other comprehensive loss	(62)	(74)	(124)	(149)
Total comprehensive income	64,708	43,796	91,859	88,675
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates	2	(4)	7	483
Comprehensive income attributable to common unitholders	$64,710	$43,792	$91,866	$89,158

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Capital
(Unaudited and in thousands)

	Three Months Ended June 30, 2024
	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance as of March 31, 2024	$23,760	$2,352,338	$(2,059)	$4,720	2,378,759
Issuances of Common Units, net of issuance costs and tax withholdings	4	375	—	—	379
Distributions on Common Units ($0.50 per unit)	(539)	(53,331)	—	—	(53,870)
Distributions on Preferred Units ($21.5625 per unit)	(6)	(615)	—	—	(621)
Share-based compensation expense, net of forfeitures	12	1,113	—	—	1,125
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(100)	(100)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	(4)	(394)	—	—	(398)
Net loss attributable to noncontrolling interests in consolidated affiliates	—	2	—	(2)	—
Comprehensive income:
Net income	648	64,122	—	—	64,770
Other comprehensive loss	—	—	(62)	—	(62)
Total comprehensive income					64,708
Balance as of June 30, 2024	23,875	2,363,610	(2,121)	4,618	$2,389,982

	Six Months Ended June 30, 2024
	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2023	$24,064	$2,382,419	$(1,997)	$4,725	$2,409,211
Issuances of Common Units, net of issuance costs and tax withholdings	(7)	(678)	—	—	(685)
Distributions on Common Units ($1.00 per unit)	(1,076)	(106,536)	—	—	(107,612)
Distributions on Preferred Units ($43.1250 per unit)	(12)	(1,230)	—	—	(1,242)
Share-based compensation expense, net of forfeitures	60	5,898	—	—	5,958
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(100)	(100)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	(74)	(7,333)	—	—	(7,407)
Net loss attributable to noncontrolling interests in consolidated affiliates	—	7	—	(7)	—
Comprehensive income:
Net income	920	91,063	—	—	91,983
Other comprehensive loss	—	—	(124)	—	(124)
Total comprehensive income					91,859
Balance as of June 30, 2024	$23,875	$2,363,610	$(2,121)	$4,618	$2,389,982

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Capital - Continued
(Unaudited and in thousands)

	Three Months Ended June 30, 2023
	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance as of March 31, 2023	$24,553	$2,430,614	$(1,286)	$4,467	$2,458,348
Issuances of Common Units, net of issuance costs and tax withholdings	2	263	—	—	265
Redemptions of Common Units	(2)	(161)	—	—	(163)
Distributions on Common Units ($0.50 per unit)	(539)	(53,356)	—	—	(53,895)
Distributions on Preferred Units ($21.5625 per unit)	(6)	(615)	—	—	(621)
Share-based compensation expense, net of forfeitures	8	788	—	—	796
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	(15)	(1,509)	—	—	(1,524)
Net (income) attributable to noncontrolling interests in consolidated affiliates	—	(4)	—	4	—
Comprehensive income:
Net income	438	43,432	—	—	43,870
Other comprehensive loss	—	—	(74)	—	(74)
Total comprehensive income					43,796
Balance as of June 30, 2023	$24,439	$2,419,452	$(1,360)	$4,471	$2,447,002

	Six Months Ended June 30, 2023
	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2022	$24,492	$2,424,663	$(1,211)	$22,235	$2,470,179
Issuances of Common Units, net of issuance costs and tax withholdings	(6)	(557)	—	—	(563)
Redemptions of Common Units	(2)	(161)	—	—	(163)
Distributions on Common Units ($1.00 per unit)	(1,073)	(106,213)	—	—	(107,286)
Distributions on Preferred Units ($43.1250 per unit)	(12)	(1,230)	—	—	(1,242)
Share-based compensation expense, net of forfeitures	53	5,268	—	—	5,321
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	94	9,268	—	—	9,362
Net loss attributable to noncontrolling interests in consolidated affiliates	5	478		(483)	—
Deconsolidation of affiliate	—	—	—	(17,281)	(17,281)
Comprehensive income:
Net income	888	87,936	—	—	88,824
Other comprehensive loss	—	—	(149)	—	(149)
Total comprehensive income					88,675
Balance as of June 30, 2023	$24,439	$2,419,452	$(1,360)	$4,471	$2,447,002

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Six Months Ended June 30,
	2024	2023
Operating activities:
Net income	$91,983	$88,824
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	147,416	145,651
Amortization of lease incentives and acquisition-related intangible assets and liabilities	565	494
Share-based compensation expense	5,958	5,321
Net credit losses on operating lease receivables	556	1,351
Accrued interest on mortgages and notes receivable	(166)	(390)
Amortization of debt issuance costs	2,788	2,398
Amortization of cash flow hedges	(124)	(149)
Amortization of mortgages and notes payable fair value adjustments	56	(172)
Losses on debt extinguishment	173	—
Net gains on disposition of property	(42,231)	(19,818)
Gain on deconsolidation of affiliate	—	(11,778)
Equity in earnings of unconsolidated affiliates	(1,774)	(1,502)
Distributions of earnings from unconsolidated affiliates	2,851	988
Changes in operating assets and liabilities:
Accounts receivable	(916)	2,103
Prepaid expenses and other assets	(4,838)	(8,503)
Accrued straight-line rents receivable	(5,863)	(15,394)
Accounts payable, accrued expenses and other liabilities	5,931	(8,304)
Net cash provided by operating activities	202,365	181,120
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	—	(18,544)
Investments in development in-process	(4,149)	(18,658)
Investments in tenant improvements and deferred leasing costs	(65,880)	(43,720)
Investments in building improvements	(16,577)	(43,848)
Net proceeds from disposition of real estate assets	77,428	51,538
Distributions of capital from unconsolidated affiliates	5,331	1,839
Investments in mortgages and notes receivable	(6,229)	(9,763)
Repayments of mortgages and notes receivable	31	116
Investments in and advances to unconsolidated affiliates	(42,126)	(77,736)
Repayments of preferred equity from unconsolidated affiliates	—	80,000
Changes in earnest money deposits	—	15,500
Changes in other investing activities	(3,789)	(4,898)
Net cash used in investing activities	(55,960)	(68,174)
Financing activities:
Distributions on Common Units	(107,612)	(107,286)
Redemptions/repurchases of Preferred Units	—	(10)
Redemptions of Common Units	—	(163)
Dividends on Preferred Units	(1,242)	(1,242)
Distributions to noncontrolling interests in consolidated affiliates	(100)	—
Proceeds from the issuance of Common Units	744	988
Costs paid for the issuance of Common Units	—	(226)
Repurchase of units related to tax withholdings	(1,429)	(1,325)
Borrowings on revolving credit facility	90,000	159,000
Repayments of revolving credit facility	(110,000)	(355,000)
Borrowings on mortgages and notes payable	—	200,000
Repayments of mortgages and notes payable	(3,473)	(3,326)
Payments for debt issuance costs and other financing activities	(8,057)	(1,714)
Net cash used in financing activities	(141,169)	(110,304)
Net increase in cash and cash equivalents and restricted cash	$5,236	$2,642
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows - Continued
(Unaudited and in thousands)

	Six Months Ended June 30,
	2024	2023
Net increase in cash and cash equivalents and restricted cash	$5,236	$2,642
Cash from deconsolidation of affiliate	—	(6,386)
Cash and cash equivalents and restricted cash at beginning of the period	31,569	26,105
Cash and cash equivalents and restricted cash at end of the period	$36,805	$22,361

Reconciliation of cash and cash equivalents and restricted cash:

	Six Months Ended June 30,
	2024	2023
Cash and cash equivalents at end of the period	$27,003	$17,011
Restricted cash at end of the period	9,802	5,350
Cash and cash equivalents and restricted cash at end of the period	$36,805	$22,361

Supplemental disclosure of cash flow information:

	Six Months Ended June 30,
	2024	2023
Cash paid for interest, net of amounts capitalized	$56,237	$63,858

Supplemental disclosure of non-cash investing and financing activities:

	Six Months Ended June 30,
	2024	2023
Changes in accrued capital expenditures (1)	(1,431)	7,067
Write-off of fully depreciated real estate assets	41,419	40,556
Write-off of fully amortized leasing costs	13,720	19,169
Write-off of fully amortized debt issuance costs	4,083	—
Adjustment of Redeemable Common Units to fair value	6,998	(9,771)
__________

(1)Accrued capital expenditures included in accounts payable, accrued expenses and other liabilities as of June 30, 2024 and 2023 were $54.1 million and $60.5 million, respectively.

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(tabular dollar amounts in thousands, except per share and per unit data)
(Unaudited)

1.    Description of Business and Significant Accounting Policies

Description of Business

Highwoods Properties, Inc. (the “Company”) is a fully integrated office real estate investment trust (“REIT”) that owns, develops, acquires, leases and manages properties primarily in the best business districts of Atlanta, Charlotte, Dallas, Nashville, Orlando, Raleigh, Richmond and Tampa. The Company conducts its activities through Highwoods Realty Limited Partnership (the “Operating Partnership”). As of June 30, 2024, we owned or had an interest in 28.0 million rentable square feet of in-service properties, 1.6 million rentable square feet of office properties under development and development land with approximately 5.2 million rentable square feet of potential office build out.

Capital Structure

The Company is the sole general partner of the Operating Partnership. As of June 30, 2024, the Company owned all of the Preferred Units and 105.6 million, or 98.0%, of the Common Units in the Operating Partnership. Limited partners owned the remaining 2.2 million Common Units. During the six months ended June 30, 2024, the Company redeemed 5,385 Common Units for a like number of shares of Common Stock.

During 2023, we entered into separate equity distribution agreements in which the Company may offer and sell up to $300.0 million in aggregate gross sales price of shares of Common Stock. During each of the three and six months ended June 30, 2024, the Company issued no shares of Common Stock under its equity distribution agreements.

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

As of June 30, 2024, we are involved with six entities we determined to be variable interest entities, one of which we are the primary beneficiary and is consolidated and five of which we are not the primary beneficiary and are not consolidated.

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

Insurance

We are primarily self-insured for health care claims for participating employees. To limit our exposure to significant claims, we have stop-loss coverage on a per claim and annual aggregate basis. We use all relevant information to determine our liabilities for claims, including actuarial estimates of claim liabilities. When determining our liabilities, we include claims for incurred losses, even if they are unreported. As of June 30, 2024, a reserve of $0.5 million was recorded to cover estimated reported and unreported claims.

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

2.    Leases

Operating Leases

We generally lease our office properties to lessees in exchange for fixed monthly payments that cover rent, property taxes, insurance and certain cost recoveries, primarily common area maintenance. Office properties that are under lease are primarily located in Atlanta, Charlotte, Nashville, Orlando, Pittsburgh, Raleigh, Richmond and Tampa and are leased to a wide variety of lessees across many industries. Our leases are operating leases and mostly range from three to 10 years. We recognized rental and other revenues related to operating lease payments of $201.0 million and $203.8 million during the three months ended June 30, 2024 and 2023, respectively, and $408.8 million and $413.2 million during the six months ended June 30, 2024 and 2023, respectively. Included in these amounts were variable lease payments of $16.6 million and $17.5 million during the three months ended June 30, 2024 and 2023, respectively, and $39.1 million and $37.0 million during the six months ended June 30, 2024 and 2023, respectively.

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

As of June 30, 2024, our risk of loss with respect to these arrangements was limited to the carrying value of each investment balance. Our investment balances were $41.9 million and $98.1 million as of June 30, 2024 for the Granite Park Six and 23Springs joint ventures, respectively. The assets of the Granite Park Six and 23Springs joint ventures can be used only to settle obligations of the respective joint venture, and their creditors have no recourse to our wholly owned assets.

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

As of June 30, 2024, our risk of loss with respect to this arrangement was limited to the carrying value of our investment balance of $123.2 million. The assets of the McKinney & Olive joint venture can be used only to settle obligations of the joint venture, and its creditors have no recourse to our wholly owned assets.

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

As of June 30, 2024, our risk of loss with respect to this arrangement was $26.9 million, which consists of the $14.2 million carrying value of our investment balance plus the $12.7 million outstanding balance of the loan we have provided to the joint venture. The outstanding balance on the loan is recorded in investments in and advances to unconsolidated affiliates on our Consolidated Balance Sheets. The assets of the Midtown East joint venture can be used only to settle obligations of the joint venture, and its creditors have no recourse to our wholly owned assets.

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

As of June 30, 2024, our risk of loss with respect to this arrangement was $60.9 million, which consists of the $13.1 million carrying value of our investment balance plus the $47.8 million outstanding balance of the loan we have provided to the joint venture. The outstanding balance on the loan is recorded in investments in and advances to unconsolidated affiliates on our Consolidated Balance Sheets. The assets of the 2827 Peachtree joint venture can be used only to settle obligations of the joint venture, and its creditors have no recourse to our wholly owned assets.

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

The following table sets forth the assets and liabilities of the Midtown West joint venture included on our Consolidated Balance Sheets:

	June 30, 2024	December 31, 2023
Net real estate assets	$59,432	$60,410
Cash and cash equivalents	$1,621	$1,096
Restricted cash	$710	$2,260
Accrued straight-line rents receivable	$5,166	$5,041
Deferred leasing costs, net	$2,616	$2,783
Prepaid expenses and other assets, net	$133	$124
Mortgages and notes payable, net	$44,276	$44,192
Accounts payable, accrued expenses and other liabilities	$1,424	$2,872

The assets of the Midtown West joint venture can be used only to settle obligations of the joint venture, and its creditors have no recourse to our wholly owned assets.

4.    Real Estate Assets

Dispositions

During the second quarter of 2024, we sold seven buildings in Raleigh for a sales price of $62.5 million and recorded a gain on disposition of property of $35.0 million.

During the first quarter of 2024, we sold two buildings in Raleigh for an aggregate sales price of $16.9 million and recorded aggregate gains on disposition of property of $7.2 million.

5.    Intangible Assets and Below Market Lease Liabilities

The following table sets forth total intangible assets and acquisition-related below market lease liabilities, net of accumulated amortization:

	June 30, 2024	December 31, 2023
Assets:
Deferred leasing costs (including lease incentives and above market lease and in-place lease acquisition-related intangible assets)	$400,927	$401,621
Less accumulated amortization	(183,154)	(175,697)
	$217,773	$225,924
Liabilities (in accounts payable, accrued expenses and other liabilities):
Acquisition-related below market lease liabilities	$50,704	$50,842
Less accumulated amortization	(32,551)	(30,416)
	$18,153	$20,426

The following table sets forth amortization of intangible assets and below market lease liabilities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Amortization of deferred leasing costs and acquisition-related intangible assets (in depreciation and amortization)	$9,984	$11,481	$19,629	$21,713
Amortization of lease incentives (in rental and other revenues)	$550	$614	$1,243	$1,328
Amortization of acquisition-related intangible assets (in rental and other revenues)	$794	$869	$1,596	$1,700
Amortization of acquisition-related below market lease liabilities (in rental and other revenues)	$(1,130)	$(1,280)	$(2,274)	$(2,534)

The following table sets forth scheduled future amortization of intangible assets and below market lease liabilities:

	Amortization of Deferred Leasing Costs and Acquisition-Related Intangible Assets (in Depreciation and Amortization)	Amortization of Lease Incentives (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental and Other Revenues)	Amortization of Acquisition-Related Below Market Lease Liabilities (in Rental and Other Revenues)
July 1 through December 31, 2024	$20,053	$1,206	$1,470	$(1,967)
2025	33,440	2,094	2,210	(2,727)
2026	29,022	1,892	1,861	(2,431)
2027	25,284	1,686	1,520	(2,062)
2028	21,329	1,458	1,404	(1,648)
Thereafter	63,054	4,603	4,187	(7,318)
	$192,182	$12,939	$12,652	$(18,153)
Weighted average remaining amortization periods as of June 30, 2024 (in years)	7.3	7.8	6.9	8.1

6.    Mortgages and Notes Payable

The following table sets forth our mortgages and notes payable:

	June 30, 2024	December 31, 2023
Secured indebtedness	$716,525	$720,752
Unsecured indebtedness	2,491,004	2,510,193
Less-unamortized debt issuance costs	(16,100)	(17,739)
Total mortgages and notes payable, net	$3,191,429	$3,213,206

As of June 30, 2024, our secured mortgage loans were collateralized by real estate assets with an undepreciated book value of $1,241.4 million.

Our $750.0 million unsecured revolving credit facility was modified during the first quarter of 2024 and is now scheduled to mature in January 2028 (but can be extended for two additional six-month periods at our option assuming no defaults have occurred). The interest rate on our revolving credit facility is SOFR plus a related spread adjustment of 10 basis points and a borrowing spread of 85 basis points, based on current credit ratings. The annual facility fee is 20 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody’s Investors Service or Standard & Poor’s Ratings Services. We incurred $7.7 million of debt issuance costs during the first quarter of 2024, which will be amortized along with certain existing unamortized debt issuance costs over the remaining term of our new revolving credit facility, and recorded $0.2 million of loss on debt extinguishment. During the second quarter of 2024, we modified the revolving credit facility to provide that the interest rate may be adjusted upward or downward by 2.5 basis points depending upon whether or not we achieve certain pre-determined sustainability goals with respect to the ongoing reduction of greenhouse gas emissions. There were no amounts outstanding under our revolving credit facility as of June 30, 2024. There was $82.0 million outstanding under our revolving credit facility as of July 16, 2024. As of both June 30, 2024 and July 16, 2024, we had $0.1 million of outstanding letters of credit, which reduce the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility as of June 30, 2024 and July 16, 2024 was $749.9 million and $667.9 million, respectively.
We are currently in compliance with financial covenants with respect to our consolidated debt.

We have considered our short-term liquidity needs within one year from July 23, 2024 (the date of issuance of the quarterly financial statements) and the adequacy of our estimated cash flows from operating activities and other available financing sources to meet these needs. Importantly, we have no scheduled debt maturities during such one-year period. We have concluded it is probable we will meet these short-term liquidity requirements through a combination of the following:

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

7.    Noncontrolling Interests

Noncontrolling Interests in Consolidated Affiliates

As of June 30, 2024, our noncontrolling interest in consolidated affiliates relates to our joint venture partner's 20.0% interest in the Midtown West joint venture. Our joint venture partner is an unrelated third party.

Noncontrolling Interests in the Operating Partnership

The following table sets forth the Company’s noncontrolling interests in the Operating Partnership:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning noncontrolling interests in the Operating Partnership	$56,324	$54,682	$49,520	$65,977
Adjustment of noncontrolling interests in the Operating Partnership to fair value	(12)	1,915	7,467	(9,187)
Conversions of Common Units to Common Stock	—	—	(132)	—
Redemptions of Common Units	—	(163)	—	(163)
Net income attributable to noncontrolling interests in the Operating Partnership	1,281	947	1,814	1,933
Distributions to noncontrolling interests in the Operating Partnership	(1,075)	(1,175)	(2,151)	(2,354)
Total noncontrolling interests in the Operating Partnership	$56,518	$56,206	$56,518	$56,206

The following table sets forth net income available for common stockholders and transfers from the Company’s noncontrolling interests in the Operating Partnership:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income available for common stockholders	$62,870	$42,298	$88,934	$86,132
Increase in additional paid in capital from conversions of Common Units to Common Stock	—	—	132	—
Redemptions of Common Units	—	163	—	163
Change from net income available for common stockholders and transfers from noncontrolling interests	$62,870	$42,461	$89,066	$86,295

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

The following table sets forth our assets and liabilities and the Company’s noncontrolling interests in the Operating Partnership that are measured or disclosed at fair value within the fair value hierarchy:

		Level 1	Level 2
	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs
Fair Value as of June 30, 2024:
Assets:
Mortgages and notes receivable, at fair value (1)	$10,993	$—	$10,993
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	1,983	1,983	—
Total Assets	$12,976	$1,983	$10,993
Noncontrolling Interests in the Operating Partnership	$56,518	$56,518	$—
Liabilities:
Mortgages and notes payable, net, at fair value (1)	$2,929,242	$—	$2,929,242
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	1,983	1,983	—
Total Liabilities	$2,931,225	$1,983	$2,929,242

Fair Value as of December 31, 2023:
Assets:
Mortgages and notes receivable, at fair value (1)	$4,795	$—	$4,795
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	2,294	2,294	—
Total Assets	$7,089	$2,294	$4,795
Noncontrolling Interests in the Operating Partnership	$49,520	$49,520	$—
Liabilities:
Mortgages and notes payable, net, at fair value (1)	$2,927,330	$—	$2,927,330
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	2,294	2,294	—
Total Liabilities	$2,929,624	$2,294	$2,927,330
__________
(1)    Amounts are not recorded at fair value on our Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023.

9.    Share-Based Payments

During the six months ended June 30, 2024, the Company granted 181,540 shares of time-based restricted stock and 142,992 shares of total return-based restricted stock with weighted average grant date fair values per share of $24.45 and $25.22, respectively. We recorded share-based compensation expense of $1.1 million and $0.8 million during the three months ended June 30, 2024 and 2023, respectively, and $6.0 million and $5.3 million during the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, there was $6.1 million of total unrecognized share-based compensation costs, which will be recognized over a weighted average remaining contractual term of 2.2 years.

10.    Real Estate and Other Assets Held For Sale

The following table sets forth our assets held for sale, which are considered non-core:

	June 30, 2024	December 31, 2023
Assets:
Land held for development	3,780	—
Net real estate assets	3,780	—
Prepaid expenses and other assets, net	95	—
Real estate and other assets, net, held for sale	$3,875	$—

11.    Earnings Per Share and Per Unit

The following table sets forth the computation of basic and diluted earnings per share of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Earnings per Common Share - basic:
Numerator:
Net income	$64,770	$43,870	$91,983	$88,824
Net (income) attributable to noncontrolling interests in the Operating Partnership	(1,281)	(947)	(1,814)	(1,933)
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates	2	(4)	7	483
Dividends on Preferred Stock	(621)	(621)	(1,242)	(1,242)
Net income available for common stockholders	$62,870	$42,298	$88,934	$86,132
Denominator:
Denominator for basic earnings per Common Share – weighted average shares (1)	105,996	105,457	105,900	105,373
Net income available for common stockholders	$0.59	$0.40	$0.84	$0.82
Earnings per Common Share - diluted:
Numerator:
Net income	$64,770	$43,870	$91,983	$88,824
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates	2	(4)	7	483
Dividends on Preferred Stock	(621)	(621)	(1,242)	(1,242)
Net income available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	$64,151	$43,245	$90,748	$88,065
Denominator:
Denominator for basic earnings per Common Share – weighted average shares (1)	105,996	105,457	105,900	105,373
Add:
Noncontrolling interests Common Units	2,151	2,351	2,153	2,355
Denominator for diluted earnings per Common Share – adjusted weighted average shares and assumed conversions	108,147	107,808	108,053	107,728
Net income available for common stockholders	$0.59	$0.40	$0.84	$0.82
__________
(1)Includes all unvested restricted stock where dividends on such restricted stock are non-forfeitable.

The following table sets forth the computation of basic and diluted earnings per unit of the Operating Partnership:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Earnings per Common Unit - basic:
Numerator:
Net income	$64,770	$43,870	$91,983	$88,824
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates	2	(4)	7	483
Distributions on Preferred Units	(621)	(621)	(1,242)	(1,242)
Net income available for common unitholders	$64,151	$43,245	$90,748	$88,065
Denominator:
Denominator for basic earnings per Common Unit – weighted average units (1)	107,738	107,399	107,644	107,319
Net income available for common unitholders	$0.60	$0.40	$0.84	$0.82
Earnings per Common Unit - diluted:
Numerator:
Net income	$64,770	$43,870	$91,983	$88,824
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates	2	(4)	7	483
Distributions on Preferred Units	(621)	(621)	(1,242)	(1,242)
Net income available for common unitholders	$64,151	$43,245	$90,748	$88,065
Denominator:
Denominator for basic earnings per Common Unit – weighted average units (1)	107,738	107,399	107,644	107,319
Net income available for common unitholders	$0.60	$0.40	$0.84	$0.82
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Rental and Other Revenues:
Atlanta	$36,614	$35,455	$73,057	$72,325
Charlotte	22,264	20,793	43,981	42,373
Nashville	40,517	42,636	85,555	87,200
Orlando	14,804	14,550	29,580	28,944
Raleigh	42,628	45,701	87,806	91,579
Richmond	9,061	9,048	18,062	18,357
Tampa	24,436	24,953	49,015	50,344
Total Office Segment	190,324	193,136	387,056	391,122
Other	14,414	14,155	28,957	28,921
Total Rental and Other Revenues	$204,738	$207,291	$416,013	$420,043

Net Operating Income:
Atlanta	$23,062	$22,268	$45,682	$46,493
Charlotte	16,110	15,221	32,038	31,331
Nashville	30,485	31,116	61,791	64,141
Orlando	8,822	8,852	17,990	17,624
Raleigh	31,759	33,670	63,845	67,276
Richmond	6,342	6,353	12,659	12,923
Tampa	15,334	15,636	30,822	32,040
Total Office Segment	131,914	133,116	264,827	271,828
Other	8,265	7,868	16,192	16,177
Total Net Operating Income	140,179	140,984	281,019	288,005
Reconciliation to net income:
Depreciation and amortization	(73,745)	(75,018)	(147,416)	(145,651)
General and administrative expenses	(9,357)	(9,380)	(21,856)	(21,795)
Interest expense	(35,904)	(34,063)	(72,456)	(67,161)
Other income	7,455	1,181	8,687	2,328
Gains on disposition of property	35,022	19,368	42,231	19,818
Gain on deconsolidation of affiliate	—	—	—	11,778
Equity in earnings of unconsolidated affiliates	1,120	798	1,774	1,502
Net income	$64,770	$43,870	$91,983	$88,824

13.    Subsequent Events

On July 17, 2024, the Company declared a cash dividend of $0.50 per share of Common Stock, which is payable on September 10, 2024 to stockholders of record as of August 19, 2024.

We have a 50.0% interest in the McKinney & Olive joint venture. On July 10, 2024, the joint venture paid off at maturity the remaining $134.3 million balance on a secured mortgage loan with a stated interest rate of 4.5% and an effective interest rate of 5.3%. In connection with this loan payoff, we and Granite each contributed $62.1 million to the joint venture.

We have a 50.0% interest in the Granite Park Six joint venture. On July 16, 2024, the joint venture paid down the outstanding $70.9 million balance with respect to a $115.0 million construction loan obtained in 2022. The loan, which matures in January 2026, has an interest rate of SOFR plus 394 basis points. In connection with this loan paydown, we and Granite each contributed $35.5 million to the joint venture.

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

Revenues

Our operating results depend heavily on successfully leasing and operating the office space in our portfolio. Economic growth and office employment levels in our core markets are important factors, among others, in predicting our future operating results. The key components affecting our rental and other revenues are average occupancy, rental rates, cost recovery income, new developments placed in service, acquisitions and dispositions. Average occupancy generally increases during times of improving economic growth, as our ability to lease space outpaces vacancies that occur upon the expirations of existing leases. Average occupancy generally declines during times of slower or negative economic growth, when new vacancies tend to outpace our ability to lease space. Asset acquisitions, dispositions and new developments placed in service directly impact our rental revenues and could impact our average occupancy, depending upon the occupancy rate of the properties that are acquired, sold or placed in service. Another indicator of the predictability of future revenues is the expected lease expirations of our portfolio. As a result, in addition to seeking to increase our average occupancy by leasing current vacant space, we also concentrate our leasing efforts on renewing existing leases prior to expiration. For more information regarding our lease expirations, see “Item 2. Properties - Lease Expirations” and “Item 1A. Risk Factors – Risks Related to our Operations. The continued social acceptance, desirability and perceived economic benefits of work-from-home arrangements could materially and negatively impact the future demand for office space over the long-term” in our 2023 Annual Report on Form 10-K. Occupancy in our office portfolio decreased from 88.9% as of December 31, 2023 to 88.5% as of June 30, 2024. We expect average occupancy in our office portfolio to range from 87.0% to 88.0% for the remainder of 2024.

Whether or not our rental revenue tracks average occupancy proportionally depends upon whether GAAP rents under signed new and renewal leases are higher or lower than the GAAP rents under expiring leases. Annualized rental revenues from second generation leases expiring during any particular year are typically less than 15% of our total annual rental revenues. The following table sets forth information regarding second generation office leases signed during the second quarter of 2024 (we define second generation office leases as leases with new customers and renewals of existing customers in both consolidated and unconsolidated office space that has been previously occupied and leases with respect to vacant space in acquired buildings):

	New	Renewal	All Office
Leased space (in rentable square feet)	352,131	556,878	909,009
Average term (in years - rentable square foot weighted)	8.3	4.5	6.0
Base rents (per rentable square foot) (1)	$32.32	$32.93	$32.69
Rent concessions (per rentable square foot) (1)	(2.25)	(1.34)	(1.69)
GAAP rents (per rentable square foot) (1)	$30.07	$31.59	$31.00
Tenant improvements (per rentable square foot) (1)	$7.02	$2.55	$4.28
Leasing commissions (per rentable square foot) (1)	$1.22	$0.97	$1.06
__________
(1)    Weighted average per rentable square foot on an annual basis over the lease term.

Annual combined GAAP rents for new and renewal leases signed in the second quarter were $31.00 per rentable square foot, 9.4% higher compared to previous leases in the same office spaces.

We strive to maintain a diverse, stable and creditworthy customer base. We have an internal guideline whereby customers that account for more than 3% of our revenues are periodically reviewed with the Company’s Board of Directors. As of June 30, 2024, only Bank of America (3.8%) and Asurion (3.5%) accounted for more than 3% of our annualized GAAP revenues.

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

Net Operating Income

Whether or not we record increasing net operating income (“NOI”) in our same property portfolio typically depends upon our ability to garner higher rental revenues, whether from higher average occupancy, higher GAAP rents per rentable square foot or higher cost recovery income, that exceed any corresponding growth in operating expenses. Consolidated same property NOI was $1.5 million, or 1.1%, higher in the second quarter of 2024 as compared to 2023 due to an increase of $1.3 million in same property revenue and a decrease of $0.2 million in same property expenses. We expect same property NOI to be lower for the remainder of 2024 as compared to 2023 primarily due to an anticipated increase in same property expenses and lower anticipated average occupancy. We expect same property expenses to be higher due to anticipated increases to contract services.

In addition to the effect of consolidated same property NOI, whether or not NOI increases typically depends upon whether the NOI from our acquired properties and development properties placed in service exceeds the NOI from property dispositions. NOI was $0.8 million, or 0.6%, lower in the second quarter of 2024 as compared to 2023 primarily due to lost NOI from property dispositions, partially offset by higher consolidated same property NOI and development properties placed in service. We expect NOI to be lower for the remainder of 2024 as compared to 2023 due to lost NOI from property dispositions and lower anticipated consolidated same property NOI, partially offset by development properties placed in service.

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

Liquidity and Capital Resources

We continue to maintain a conservative and flexible balance sheet and believe we have ample liquidity to fund our operations and growth prospects. As of July 16, 2024, we had approximately $21 million of existing cash and $82.0 million drawn on our $750.0 million revolving credit facility, which is scheduled to mature in January 2028 (but which can be extended for two additional six-month periods at our option). As of June 30, 2024, our leverage ratio, as measured by the ratio of our mortgages and notes payable and outstanding preferred stock to the undepreciated book value of our assets, was 41.5%, and there were 108.2 million diluted shares of Common Stock outstanding.

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

Results of Operations

Three Months Ended June 30, 2024 and 2023

Rental and Other Revenues

Rental and other revenues were $2.6 million, or 1.2%, lower in the second quarter of 2024 as compared to 2023 primarily due to lost revenue from property dispositions, which decreased rental and other revenues by $4.4 million. This decrease was partially offset by higher consolidated same property revenues and development properties placed in service, which increased rental and other revenues by $1.3 million and $0.8 million, respectively. Same property rental and other revenues were higher primarily due to higher average GAAP rents per rentable square foot, partially offset by a decrease in average occupancy. We expect rental and other revenues to be lower for the remainder of 2024 as compared to 2023 due to lost revenue from property dispositions and lower anticipated consolidated same property revenues, partially offset by development properties placed in service.

Operating Expenses

Rental property and other expenses were $1.7 million, or 2.6%, lower in the second quarter of 2024 as compared to 2023 primarily due to a $1.3 million decrease in operating expenses from property dispositions. We expect rental property and other expenses to be higher for the remainder of 2024 as compared to 2023 due to higher anticipated consolidated same property operating expenses and development properties placed in service, partially offset by a decrease in operating expenses from property dispositions.

Depreciation and amortization expense was $1.3 million, or 1.7%, lower in the second quarter of 2024 as compared to 2023 primarily due to property dispositions. We expect depreciation and amortization expense to be higher for the remainder of 2024 as compared to 2023 primarily due to higher same property lease related depreciation and amortization and development properties placed in service, partially offset by property dispositions.

General and administrative expenses were $0.1 million, or 0.2%, lower in the second quarter of 2024 as compared to 2023. We expect general and administrative expenses to be lower for the remainder of 2024 as compared to 2023 due to lower predevelopment cost write-offs.

Interest Expense

Interest expense was $1.8 million, or 5.4%, higher in the second quarter of 2024 as compared to 2023 primarily due to higher average interest rates. We expect interest expense to be higher for the remainder of 2024 as compared to 2023 primarily due to higher average interest rates, higher average debt balances and lower capitalized interest.

Other Income

Other income was $6.3 million higher in the second quarter of 2024 as compared to 2023 primarily due to a refund of $5.8 million in the aggregate of Tennessee franchise taxes paid for the 2020 through 2023 tax years. During the second quarter of 2024, the State of Tennessee modified the methodology for calculating franchise taxes. The modification lowers our annual franchise tax obligation and was allowed to be applied retrospectively back to 2020.

Gains on Disposition of Property

Gains on disposition of property were $15.7 million higher in the second quarter of 2024 as compared to 2023.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $0.3 million higher in the second quarter of 2024 as compared to 2023 primarily due to income from our 2827 Peachtree joint venture, which was completed in the third quarter of 2023.

Earnings Per Common Share - Diluted

Diluted earnings per common share was $0.19 higher in the second quarter of 2024 as compared to 2023 due to an increase in net income for the reasons discussed above.
Six Months Ended June 30, 2024 and 2023

Rental and Other Revenues

Rental and other revenues were $4.0 million, or 1.0%, lower in the first six months of 2024 as compared to 2023 primarily due to lost revenue from property dispositions, which decreased rental and other revenues by $7.2 million. This decrease was partially offset by higher consolidated same property revenues and development properties placed in service, which increased rental and other revenues by $2.8 million and $1.4 million, respectively. Same property rental and other revenues were higher primarily due to higher average GAAP rents per rentable square foot and higher cost recoveries, partially offset by a decrease in average occupancy.

Operating Expenses

Rental property and other expenses were $3.0 million, or 2.2%, higher in the first six months of 2024 as compared to 2023 primarily due to $5.8 million of higher consolidated same property operating expenses, partially offset by a $2.2 million decrease in operating expenses from property dispositions. Same property operating expenses were higher primarily due to higher contract services, property insurance, utilities and repairs and maintenance.

Depreciation and amortization expense was $1.8 million, or 1.2%, higher in the first six months of 2024 as compared to 2023 primarily due to higher consolidated same property lease related depreciation and amortization and development properties placed in service, partially offset by property dispositions.

General and administrative expenses were $0.1 million, or 0.3%, higher in the first six months of 2024 as compared to 2023.

Interest Expense

Interest expense was $5.3 million, or 7.9%, higher in the first six months of 2024 as compared to 2023 primarily due to higher average interest rates, partially offset by higher capitalized interest.

Other Income

Other income was $6.4 million higher in the first six months of 2024 as compared to 2023 primarily due to a refund of $5.8 million in the aggregate of Tennessee franchise taxes paid for the 2020 through 2023 tax years. During the second quarter of 2024, the State of Tennessee modified the methodology for calculating franchise taxes. The modification lowers our annual franchise tax obligation and was allowed to be applied retrospectively back to 2020.

Gains on Disposition of Property

Gains on disposition of property were $22.4 million higher in the first six months of 2024 as compared to 2023.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $0.3 million higher in the first six months of 2024 as compared to 2023 primarily due to income from our 2827 Peachtree joint venture, which was completed in the third quarter of 2023. This increase was partially offset by expenses on Granite Park Six, which was completed in the third quarter of 2023 but is not yet stabilized.

Earnings Per Common Share - Diluted

Diluted earnings per common share was $0.02 higher in the first six months of 2024 as compared to 2023 due to an increase in net income for the reasons discussed above.

Liquidity and Capital Resources

Statements of Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in the Company’s cash flows (in thousands):

	Six Months Ended June 30,
	2024	2023	Change
Net Cash Provided By Operating Activities	$202,365	$181,120	$21,245
Net Cash Used In Investing Activities	(55,960)	(68,174)	12,214
Net Cash Used In Financing Activities	(141,169)	(110,304)	(30,865)
Total Cash Flows	$5,236	$2,642	$2,594

The change in net cash provided by operating activities in the first six months of 2024 as compared to 2023 was primarily due to net cash from the operations of consolidated same properties and development properties placed in service and changes in operating assets and liabilities, partially offset by property dispositions. We expect net cash provided by operating activities to be lower for the remainder of 2024 as compared to 2023 primarily due to property dispositions and higher interest expense, partially offset by net cash from the operations of consolidated same properties and development properties placed in service.

The change in net cash used in investing activities in the first six months of 2024 as compared to 2023 was primarily due to higher net proceeds from disposition activity and lower investments in building improvements and development in process. These changes were partially offset by the redemption of our short-term preferred equity investment in the McKinney and Olive joint venture in 2023 and higher investments in tenant improvements and deferred leasing costs in 2024. We expect uses of cash for investing activities for the remainder of 2024 to be primarily driven by whether we acquire or commence development of additional office buildings in the BBDs of our markets. We expect these uses of cash for investing activities will be partially offset by proceeds from property dispositions in 2024.

The change in net cash used in financing activities in the first six months of 2024 as compared to 2023 was primarily due to higher net debt repayments. Assuming the net effect of our acquisition, disposition and development activity in the remainder of 2024 results in an increase to our assets, we would expect outstanding debt and/or Common Stock balances to increase.

Capitalization

The following table sets forth the Company’s capitalization (in thousands, except per share amounts):

	June 30, 2024	December 31, 2023
Mortgages and notes payable, net, at recorded book value	$3,191,429	$3,213,206
Preferred Stock, at liquidation value	$28,811	$28,811
Common Stock outstanding	106,010	105,710
Common Units outstanding (not owned by the Company)	2,151	2,157
Per share stock price at period end	$26.27	$22.96
Market value of Common Stock and Common Units	$2,841,389	$2,476,626
Total capitalization	$6,061,629	$5,718,643

As of June 30, 2024, our mortgages and notes payable and outstanding preferred stock represented 53.1% of our total capitalization and 41.5% of the undepreciated book value of our assets. See also “Executive Summary - Liquidity and Capital Resources.”

Our mortgages and notes payable as of June 30, 2024 consisted of $716.5 million of secured indebtedness with a weighted average interest rate of 4.43% and $2,491.0 million of unsecured indebtedness with a weighted average interest rate of 4.56%. The secured indebtedness was collateralized by real estate assets with an undepreciated book value of $1,241.4 million. As of June 30, 2024, $350.0 million of our debt bears interest at floating rates.

Investment Activity

In the normal course of business, we regularly evaluate potential acquisitions. As a result, from time to time, we may have one or more potential acquisitions under consideration that are in varying stages of evaluation, negotiation or due diligence, including potential acquisitions that are subject to non-binding letters of intent or enforceable contracts. Consummation of any transaction is subject to a number of contingencies, including the satisfaction of customary closing conditions. No assurances can be provided that we will acquire any properties in the future. See “Item 1A. Risk Factors - Risks Related to our Capital Recycling Activity - Recent and future acquisitions and development properties may fail to perform in accordance with our expectations and may require renovation and development costs exceeding our estimates” in our 2023 Annual Report on Form 10-K

During the second quarter of 2024, we sold seven buildings in Raleigh for a sales price of $62.5 million and recorded a gain on disposition of property of $35.0 million.

We have a 50.0% interest in the McKinney & Olive joint venture. On July 10, 2024, the joint venture paid off at maturity the remaining $134.3 million balance on a secured mortgage loan with a stated interest rate of 4.5% and an effective interest rate of 5.3%. In connection with this loan payoff, we and Granite each contributed $62.1 million to the joint venture.

We have a 50.0% interest in the Granite Park Six joint venture. On July 16, 2024, the joint venture paid down the outstanding $70.9 million balance with respect to a $115.0 million construction loan obtained in 2022. The loan, which matures in January 2026, has an interest rate of SOFR plus 394 basis points. In connection with this loan paydown, we and Granite each contributed $35.5 million to the joint venture.

As of June 30, 2024, we were developing 0.8 million rentable square feet of office properties. The following table summarizes these announced and in-process office developments:

Property	Market	Own %	Consolidated (Y/N)	Rentable Square Feet	Anticipated Total Investment (1)	Investment As Of June 30, 2024	Pre Leased %	Estimated Completion	Estimated Stabilization
					($ in thousands)
23Springs	Dallas	50.0%	N	642,000	$460,000	$233,049	55.5%	1Q 25	1Q 28
Midtown East	Tampa	50.0%	N	143,000	83,000	44,877	16.1	1Q 25	2Q 26
				785,000	$543,000	$277,926	48.3%
__________
(1)Includes estimated lease up costs for tenant improvements and lease commissions until the property has reached stabilization.

Financing Activity

During 2023, we entered into separate equity distribution agreements with each of Wells Fargo Securities, LLC, BofA Securities, Inc., BTIG, LLC, Jefferies LLC, J.P. Morgan Securities LLC, Regions Securities LLC, TD Securities (USA) LLC and Truist Securities, Inc. Under the terms of the equity distribution agreements, the Company may offer and sell up to $300.0 million in aggregate gross sales price of shares of Common Stock from time to time through such firms, acting as agents of the Company or as principals. Sales of the shares, if any, may be made by means of ordinary brokers’ transactions on the New York Stock Exchange (“NYSE”) or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices or as otherwise agreed with any of such firms (which may include block trades). During the second quarter of 2024, there were no shares of common stock issued under these agreements.

Our $750.0 million unsecured revolving credit facility was modified during the first quarter of 2024 and is now scheduled to mature in January 2028 (but can be extended for two additional six-month periods at our option assuming no defaults have occurred). The interest rate on our revolving credit facility is SOFR plus a related spread adjustment of 10 basis points and a borrowing spread of 85 basis points, based on current credit ratings. The annual facility fee is 20 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody’s Investors Service or Standard & Poor’s Ratings Services. We incurred $7.7 million of debt issuance costs during the first quarter of 2024, which will be amortized along with certain existing unamortized debt issuance costs over the remaining term of our new revolving credit facility, and recorded $0.2 million of loss on debt extinguishment. During the second quarter of 2024, we modified the revolving credit facility to provide that the interest rate may be adjusted upward or downward by 2.5 basis points depending upon whether or not we achieve certain pre-determined sustainability goals with respect to the ongoing reduction of greenhouse gas emissions.

There were no amounts outstanding under our revolving credit facility as of June 30, 2024. There was $82.0 million outstanding under our revolving credit facility as of July 16, 2024. As of both June 30, 2024 and July 16, 2024, we had $0.1 million of outstanding letters of credit, which reduce the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility as of June 30, 2024 and July 16, 2024 was $749.9 million and $667.9 million, respectively.

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

On July 17, 2024, the Company declared a cash dividend of $0.50 per share of Common Stock, which is payable on September 10, 2024 to stockholders of record as of August 19, 2024.

During the second quarter of 2024, the Company declared and paid a cash dividend of $0.50 per share of Common Stock.

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

We had $27.0 million of cash and cash equivalents as of June 30, 2024. The unused capacity of our revolving credit facility as of June 30, 2024 and July 16, 2024 was $749.9 million and $667.9 million, respectively.

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

See also “Executive Summary - Liquidity and Capital Resources.”

Critical Accounting Estimates

There were no changes made by management to the critical accounting policies in the six months ended June 30, 2024. For a description of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our 2023 Annual Report on Form 10-K.

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

The following table sets forth the Company’s FFO, FFO available for common stockholders and FFO available for common stockholders per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Funds from operations:
Net income	$64,770	$43,870	$91,983	$88,824
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates	2	(4)	7	483
Depreciation and amortization of real estate assets	73,056	74,380	146,039	144,375
(Gains) on disposition of depreciable properties	(35,022)	(19,368)	(42,231)	(19,368)
(Gain) on deconsolidation of affiliate	—	—	—	(11,778)
Unconsolidated affiliates:
Depreciation and amortization of real estate assets	3,761	2,769	7,342	5,446
Funds from operations	106,567	101,647	203,140	207,982
Dividends on Preferred Stock	(621)	(621)	(1,242)	(1,242)
Funds from operations available for common stockholders	$105,946	$101,026	$201,898	$206,740
Funds from operations available for common stockholders per share	$0.98	$0.94	$1.87	$1.92
Weighted average shares outstanding (1)	108,147	107,808	108,053	107,728
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

In previous periods, our same property portfolio consisted only of wholly owned in-service properties. Beginning in 2024, we updated our same property portfolio to include our share of in-service joint venture properties. As of June 30, 2024, our same property portfolio consisted of 153 wholly owned and joint venture in-service properties encompassing 27.3 million rentable square feet that were owned during the entirety of the periods presented (from January 1, 2023 to June 30, 2024). As of December 31, 2023, our same property portfolio consisted of 154 wholly owned in-service properties encompassing 26.6 million rentable square feet that were owned during the entirety of the periods presented (from January 1, 2022 to December 31, 2023). The change in our same property portfolio was due to the addition of six joint venture properties encompassing 0.7 million rentable square feet, one property encompassing 0.4 million rentable square feet acquired during 2022 and one newly developed property encompassing 0.1 million rentable square feet placed in service during 2022, offset by the removal of nine properties encompassing 0.4 million rentable square feet that were sold during 2024.

The following table sets forth the Company’s NOI, same property NOI and same property cash NOI (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$64,770	$43,870	$91,983	$88,824
Equity in earnings of unconsolidated affiliates	(1,120)	(798)	(1,774)	(1,502)
Gain on deconsolidation of affiliate	—	—	—	(11,778)
Gains on disposition of property	(35,022)	(19,368)	(42,231)	(19,818)
Other income	(7,455)	(1,181)	(8,687)	(2,328)
Interest expense	35,904	34,063	72,456	67,161
General and administrative expenses	9,357	9,380	21,856	21,795
Depreciation and amortization	73,745	75,018	147,416	145,651
Net operating income	140,179	140,984	281,019	288,005
Our share of unconsolidated joint venture same property net operating income	4,680	4,619	9,177	9,415
Partner's share of consolidated joint venture same property net operating income	(284)	(263)	(565)	(504)
Non same property and other net operating income	(126)	(2,448)	(952)	(4,909)
Same property net operating income	$144,449	$142,892	$288,679	$292,007

Same property net operating income	$144,449	$142,892	$288,679	$292,007
Lease termination fees, straight-line rent and other non-cash adjustments	(3,694)	(6,686)	(7,654)	(15,916)
Same property cash net operating income	$140,755	$136,206	$281,025	$276,091

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our market risk as of December 31, 2023, see “Quantitative and Qualitative Disclosures About Market Risk” in our 2023 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

SEC rules require us to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our annual and periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow for timely decisions regarding required disclosure. The Company’s CEO and CFO have concluded that the disclosure controls and procedures of the Company and the Operating Partnership were each effective as of June 30, 2024.

SEC rules also require us to establish and maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in internal control over financial reporting during the three months ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were also no changes in internal control over financial reporting during the three months ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information related to shares of Common Stock surrendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock during the second quarter of 2024:

	Total Number of Shares Purchased	Weighted Average Price Paid per Share
April 1 to April 30	24	$24.60
May 1 to May 31	71	26.60
June 1 to June 30	—	—
Total	95	$26.09

ITEM 6. EXHIBITS

Exhibit Number	Description
10
Fourth Amendment to Sixth Amended and Restated Credit Agreement, dated as of May 23, 2024, by and among the Company, the Operating Partnership, Bank of America, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Co-Syndication Agent, PNC Bank, National Association, as Co-Syndication Agent, and the Other Lenders named therein (filed as part of the Company's Current Report on Form 8-K dated May 23, 2024)

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

Date: July 23, 2024