Form 10-Q
period 2024-09-30
HIGHWOODS PROPERTIES, INC.; HIGHWOODS REALTY LTD PARTNERSHIP
filed 2024-10-22
CIK 921082, 941713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 2024
or

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

The Company had 106,020,426 shares of Common Stock outstanding as of October 15, 2024.

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

Certain information contained herein is presented as of October 15, 2024, the latest practicable date for financial information prior to the filing of this Quarterly Report.

This report combines the Quarterly Reports on Form 10-Q for the period ended September 30, 2024 of the Company and the Operating Partnership. We believe combining the quarterly reports into this single report results in the following benefits:

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

To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•Consolidated Financial Statements;

•Note 10 to Consolidated Financial Statements - Earnings Per Share and Per Unit;

•Item 4 - Controls and Procedures; and

•Item 6 - Certifications of CEO and CFO Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2024

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HIGHWOODS PROPERTIES, INC.
Consolidated Balance Sheets
(Unaudited and in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
Assets:
Real estate assets, at cost:
Land	$533,361	$540,050
Buildings and tenant improvements	5,939,774	5,960,895
Development in-process	—	8,918
Land held for development	221,548	227,058
	6,694,683	6,736,921
Less-accumulated depreciation	(1,823,875)	(1,743,390)
Net real estate assets	4,870,808	4,993,531
Cash and cash equivalents	23,650	25,123
Restricted cash	10,283	6,446
Accounts receivable	26,088	28,094
Mortgages and notes receivable	11,084	4,795
Accrued straight-line rents receivable	315,068	310,649
Investments in and advances to unconsolidated affiliates	482,693	343,241
Deferred leasing costs, net of accumulated amortization of $172,702 and $175,697, respectively	213,409	225,924
Prepaid expenses and other assets, net of accumulated depreciation of $19,596 and $22,142, respectively	74,827	65,125
Total Assets	$6,027,910	$6,002,928
Liabilities, Noncontrolling Interests in the Operating Partnership and Equity:
Mortgages and notes payable, net	$3,295,521	$3,213,206
Accounts payable, accrued expenses and other liabilities	295,191	302,180
Total Liabilities	3,590,712	3,515,386
Commitments and contingencies
Noncontrolling interests in the Operating Partnership	72,094	49,520
Equity:
Preferred Stock, $.01 par value, 50,000,000 authorized shares;
8.625% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 28,811 shares issued and outstanding	28,811	28,811
Common Stock, $.01 par value, 200,000,000 authorized shares;
106,020,426 and 105,710,315 shares issued and outstanding, respectively	1,060	1,057
Additional paid-in capital	3,086,411	3,103,446
Distributions in excess of net income available for common stockholders	(753,404)	(698,020)
Accumulated other comprehensive loss	(2,184)	(1,997)
Total Stockholders’ Equity	2,360,694	2,433,297
Noncontrolling interests in consolidated affiliates	4,410	4,725
Total Equity	2,365,104	2,438,022
Total Liabilities, Noncontrolling Interests in the Operating Partnership and Equity	$6,027,910	$6,002,928

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Income
(Unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Rental and other revenues	$204,323	$207,095	$620,336	$627,138
Operating expenses:
Rental property and other expenses	65,706	67,193	200,700	199,231
Depreciation and amortization	79,116	74,765	226,532	220,416
General and administrative	9,898	8,873	31,754	30,668
Total operating expenses	154,720	150,831	458,986	450,315
Interest expense	37,472	34,247	109,928	101,408
Other income	1,872	754	10,559	3,082
Gains on disposition of property	350	—	42,581	19,818
Gain on deconsolidation of affiliate	—	—	—	11,778
Equity in earnings of unconsolidated affiliates	1,116	400	2,890	1,902
Net income	15,469	23,171	107,452	111,995
Net (income) attributable to noncontrolling interests in the Operating Partnership	(297)	(453)	(2,111)	(2,386)
Net loss attributable to noncontrolling interests in consolidated affiliates	8	5	15	488
Dividends on Preferred Stock	(622)	(622)	(1,864)	(1,864)
Net income available for common stockholders	$14,558	$22,101	$103,492	$108,233
Earnings per Common Share – basic:
Net income available for common stockholders	$0.14	$0.21	$0.98	$1.03
Weighted average Common Shares outstanding – basic	106,010	105,671	105,937	105,473
Earnings per Common Share – diluted:
Net income available for common stockholders	$0.14	$0.21	$0.98	$1.03
Weighted average Common Shares outstanding – diluted	108,161	107,832	108,089	107,762

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Comprehensive income:
Net income	$15,469	$23,171	$107,452	$111,995
Other comprehensive loss:
Amortization of cash flow hedges	(63)	(74)	(187)	(223)
Total other comprehensive loss	(63)	(74)	(187)	(223)
Total comprehensive income	15,406	23,097	107,265	111,772
Less-comprehensive (income) attributable to noncontrolling interests	(289)	(448)	(2,096)	(1,898)
Comprehensive income attributable to common stockholders	$15,117	$22,649	$105,169	$109,874

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Equity
(Unaudited and in thousands, except share amounts)

	Three Months Ended September 30, 2024
	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance as of June 30, 2024	106,010,262	$1,060	$28,811	$3,101,381	$(2,121)	$4,618	$(714,956)	$2,418,793
Issuances of Common Stock, net of issuance costs and tax withholdings	10,164	—	—	342	—	—	—	342
Dividends on Common Stock ($0.50 per share)		—	—	—	—	—	(53,006)	(53,006)
Dividends on Preferred Stock ($21.5625 per share)		—	—	—	—	—	(622)	(622)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	(16,355)	—	—	—	(16,355)
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(200)	—	(200)
Share-based compensation expense, net of forfeitures	—	—	—	1,043	—	—	—	1,043
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(297)	(297)
Net loss attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	(8)	8	—
Comprehensive income:
Net income		—	—	—	—	—	15,469	15,469
Other comprehensive loss		—	—	—	(63)	—	—	(63)
Total comprehensive income								15,406
Balance as of September 30, 2024	106,020,426	$1,060	$28,811	$3,086,411	$(2,184)	$4,410	$(753,404)	$2,365,104

	Nine Months Ended September 30, 2024
	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2023	105,710,315	$1,057	$28,811	$3,103,446	$(1,997)	$4,725	$(698,020)	$2,438,022
Issuances of Common Stock, net of issuance costs and tax withholdings	(19,806)	—	—	(343)	—	—	—	(343)
Conversions of Common Units to Common Stock	5,385			132				132
Dividends on Common Stock ($1.50 per share)		—	—	—	—	—	(158,876)	(158,876)
Dividends on Preferred Stock ($64.6875 per share)		—	—	—	—	—	(1,864)	(1,864)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	(23,822)	—	—	—	(23,822)
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(300)	—	(300)
Issuances of restricted stock	324,532	—	—	—	—	—	—	—
Share-based compensation expense, net of forfeitures	—	3	—	6,998	—	—	—	7,001
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(2,111)	(2,111)
Net loss attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	(15)	15	—
Comprehensive income:
Net income		—	—	—	—	—	107,452	107,452
Other comprehensive loss		—	—	—	(187)	—	—	(187)
Total comprehensive income								107,265
Balance as of September 30, 2024	106,020,426	$1,060	$28,811	$3,086,411	$(2,184)	$4,410	$(753,404)	$2,365,104

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

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2024	2023
Operating activities:
Net income	$107,452	$111,995
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	226,532	220,416
Amortization of lease incentives and acquisition-related intangible assets and liabilities	866	712
Share-based compensation expense	7,001	6,154
Net credit losses/(reversals) on operating lease receivables	1,831	1,850
Accrued interest on mortgages and notes receivable	(321)	(750)
Amortization of debt issuance costs	4,214	3,645
Amortization of cash flow hedges	(187)	(223)
Amortization of mortgages and notes payable fair value adjustments	84	(257)
Losses on debt extinguishment	173	—
Net gains on disposition of property	(42,581)	(19,818)
Gain on deconsolidation of affiliate	—	(11,778)
Equity in earnings of unconsolidated affiliates	(2,890)	(1,902)
Distributions of earnings from unconsolidated affiliates	4,282	1,153
Changes in operating assets and liabilities:
Accounts receivable	1,162	1,182
Prepaid expenses and other assets	(961)	(4,376)
Accrued straight-line rents receivable	(7,735)	(20,196)
Accounts payable, accrued expenses and other liabilities	936	(3,636)
Net cash provided by operating activities	299,858	284,171
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	—	(18,544)
Investments in development in-process	(4,149)	(26,179)
Investments in tenant improvements and deferred leasing costs	(102,791)	(68,625)
Investments in building improvements	(27,827)	(55,155)
Net proceeds from disposition of real estate assets	81,659	51,538
Distributions of capital from unconsolidated affiliates	6,254	3,864
Investments in mortgages and notes receivable	(6,229)	(9,763)
Repayments of mortgages and notes receivable	47	200
Investments in and advances to unconsolidated affiliates	(147,452)	(100,052)
Repayments of preferred equity from unconsolidated affiliates	—	80,000
Changes in earnest money deposits	—	15,500
Changes in other investing activities	(4,475)	(3,751)
Net cash used in investing activities	(204,963)	(130,967)
Financing activities:
Dividends on Common Stock	(158,876)	(158,177)
Redemptions/repurchases of Preferred Stock	—	(10)
Redemptions of Common Units	—	(163)
Dividends on Preferred Stock	(1,864)	(1,864)
Distributions to noncontrolling interests in the Operating Partnership	(3,227)	(3,432)
Distributions to noncontrolling interests in consolidated affiliates	(300)	—
Proceeds from the issuance of Common Stock	1,094	1,349
Costs paid for the issuance of Common Stock	—	(226)
Repurchase of shares related to tax withholdings	(1,437)	(1,325)
Borrowings on revolving credit facility	228,000	219,000
Repayments of revolving credit facility	(143,000)	(400,000)
Borrowings on mortgages and notes payable	—	200,000
Repayments of mortgages and notes payable	(5,238)	(5,018)
Payments for debt issuance costs and other financing activities	(7,683)	(2,347)
Net cash used in financing activities	(92,531)	(152,213)
Net increase in cash and cash equivalents and restricted cash	$2,364	$991
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows – Continued
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2024	2023
Net increase in cash and cash equivalents and restricted cash	$2,364	$991
Cash from deconsolidation of affiliate	—	(6,386)
Cash and cash equivalents and restricted cash at beginning of the period	31,569	26,105
Cash and cash equivalents and restricted cash at end of the period	$33,933	$20,710

Reconciliation of cash and cash equivalents and restricted cash:

	Nine Months Ended September 30,
	2024	2023
Cash and cash equivalents at end of the period	$23,650	$16,901
Restricted cash at end of the period	10,283	3,809
Cash and cash equivalents and restricted cash at end of the period	$33,933	$20,710

Supplemental disclosure of cash flow information:

	Nine Months Ended September 30,
	2024	2023
Cash paid for interest, net of amounts capitalized	$112,667	$105,342

Supplemental disclosure of non-cash investing and financing activities:

	Nine Months Ended September 30,
	2024	2023
Conversions of Common Units to Common Stock	132	4,795
Changes in accrued capital expenditures (1)	(4,273)	17,275
Write-off of fully depreciated real estate assets	79,956	54,489
Write-off of fully amortized leasing costs	37,032	25,605
Write-off of fully amortized debt issuance costs	4,083	—
Adjustment of noncontrolling interests in the Operating Partnership to fair value	23,822	(15,521)
__________

(1)Accrued capital expenditures included in accounts payable, accrued expenses and other liabilities as of September 30, 2024 and 2023 were $51.3 million and $70.7 million, respectively.

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Balance Sheets
(Unaudited and in thousands, except unit and per unit data)

	September 30, 2024	December 31, 2023
Assets:
Real estate assets, at cost:
Land	$533,361	$540,050
Buildings and tenant improvements	5,939,774	5,960,895
Development in-process	—	8,918
Land held for development	221,548	227,058
	6,694,683	6,736,921
Less-accumulated depreciation	(1,823,875)	(1,743,390)
Net real estate assets	4,870,808	4,993,531
Cash and cash equivalents	23,650	25,123
Restricted cash	10,283	6,446
Accounts receivable	26,088	28,094
Mortgages and notes receivable	11,084	4,795
Accrued straight-line rents receivable	315,068	310,649
Investments in and advances to unconsolidated affiliates	482,693	343,241
Deferred leasing costs, net of accumulated amortization of $172,702 and $175,697, respectively	213,409	225,924
Prepaid expenses and other assets, net of accumulated depreciation of $19,596 and $22,142, respectively	74,827	65,125
Total Assets	$6,027,910	$6,002,928
Liabilities, Redeemable Operating Partnership Units and Capital:
Mortgages and notes payable, net	$3,295,521	$3,213,206
Accounts payable, accrued expenses and other liabilities	295,191	302,180
Total Liabilities	3,590,712	3,515,386
Commitments and contingencies
Redeemable Operating Partnership Units:
Common Units, 2,151,423 and 2,156,808 outstanding, respectively	72,094	49,520
Series A Preferred Units (liquidation preference $1,000 per unit), 28,811 units issued and outstanding	28,811	28,811
Total Redeemable Operating Partnership Units	100,905	78,331
Capital:
Common Units:
General partner Common Units, 1,077,630 and 1,074,583 outstanding, respectively	23,340	24,064
Limited partner Common Units, 104,533,987 and 104,226,923 outstanding, respectively	2,310,727	2,382,419
Accumulated other comprehensive loss	(2,184)	(1,997)
Noncontrolling interests in consolidated affiliates	4,410	4,725
Total Capital	2,336,293	2,409,211
Total Liabilities, Redeemable Operating Partnership Units and Capital	$6,027,910	$6,002,928

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Income
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Rental and other revenues	$204,323	$207,095	$620,336	$627,138
Operating expenses:
Rental property and other expenses	65,706	67,193	200,700	199,231
Depreciation and amortization	79,116	74,765	226,532	220,416
General and administrative	9,898	8,873	31,754	30,668
Total operating expenses	154,720	150,831	458,986	450,315
Interest expense	37,472	34,247	109,928	101,408
Other income	1,872	754	10,559	3,082
Gains on disposition of property	350	—	42,581	19,818
Gain on deconsolidation of affiliate	—	—	—	11,778
Equity in earnings of unconsolidated affiliates	1,116	400	2,890	1,902
Net income	15,469	23,171	107,452	111,995
Net loss attributable to noncontrolling interests in consolidated affiliates	8	5	15	488
Distributions on Preferred Units	(622)	(622)	(1,864)	(1,864)
Net income available for common unitholders	$14,855	$22,554	$105,603	$110,619
Earnings per Common Unit – basic:
Net income available for common unitholders	$0.14	$0.21	$0.98	$1.03
Weighted average Common Units outstanding – basic	107,752	107,423	107,680	107,353
Earnings per Common Unit – diluted:
Net income available for common unitholders	$0.14	$0.21	$0.98	$1.03
Weighted average Common Units outstanding – diluted	107,752	107,423	107,680	107,353

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Comprehensive income:
Net income	$15,469	$23,171	$107,452	$111,995
Other comprehensive loss:
Amortization of cash flow hedges	(63)	(74)	(187)	(223)
Total other comprehensive loss	(63)	(74)	(187)	(223)
Total comprehensive income	15,406	23,097	107,265	111,772
Net loss attributable to noncontrolling interests in consolidated affiliates	8	5	15	488
Comprehensive income attributable to common unitholders	$15,414	$23,102	$107,280	$112,260

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Capital
(Unaudited and in thousands)

	Three Months Ended September 30, 2024
	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance as of June 30, 2024	$23,875	$2,363,610	$(2,121)	$4,618	2,389,982
Issuances of Common Units, net of issuance costs and tax withholdings	4	338	—	—	342
Distributions on Common Units ($0.50 per unit)	(539)	(53,338)	—	—	(53,877)
Distributions on Preferred Units ($21.5625 per unit)	(7)	(615)	—	—	(622)
Share-based compensation expense, net of forfeitures	10	1,033	—	—	1,043
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(200)	(200)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	(158)	(15,623)	—	—	(15,781)
Net loss attributable to noncontrolling interests in consolidated affiliates	—	8	—	(8)	—
Comprehensive income:
Net income	155	15,314	—	—	15,469
Other comprehensive loss	—	—	(63)	—	(63)
Total comprehensive income					15,406
Balance as of September 30, 2024	23,340	2,310,727	(2,184)	4,410	$2,336,293

	Nine Months Ended September 30, 2024
	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2023	$24,064	$2,382,419	$(1,997)	$4,725	$2,409,211
Issuances of Common Units, net of issuance costs and tax withholdings	(3)	(340)	—	—	(343)
Distributions on Common Units ($1.50 per unit)	(1,615)	(159,874)	—	—	(161,489)
Distributions on Preferred Units ($64.6875 per unit)	(19)	(1,845)	—	—	(1,864)
Share-based compensation expense, net of forfeitures	70	6,931	—	—	7,001
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(300)	(300)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	(232)	(22,956)	—	—	(23,188)
Net loss attributable to noncontrolling interests in consolidated affiliates	—	15	—	(15)	—
Comprehensive income:
Net income	1,075	106,377	—	—	107,452
Other comprehensive loss	—	—	(187)	—	(187)
Total comprehensive income					107,265
Balance as of September 30, 2024	$23,340	$2,310,727	$(2,184)	$4,410	$2,336,293

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Capital - Continued
(Unaudited and in thousands)

	Three Months Ended September 30, 2023
	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance as of June 30, 2023	$24,439	$2,419,452	$(1,360)	$4,471	$2,447,002
Issuances of Common Units, net of issuance costs and tax withholdings	4	357	—	—	361
Distributions on Common Units ($0.50 per unit)	(537)	(53,172)	—	—	(53,709)
Distributions on Preferred Units ($21.5625 per unit)	(7)	(615)	—	—	(622)
Share-based compensation expense, net of forfeitures	9	824	—	—	833
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	115	11,434	—	—	11,549
Net loss attributable to noncontrolling interests in consolidated affiliates	—	5	—	(5)	—
Comprehensive income:
Net income	232	22,939	—	—	23,171
Other comprehensive loss	—	—	(74)	—	(74)
Total comprehensive income					23,097
Balance as of September 30, 2023	$24,255	$2,401,224	$(1,434)	$4,466	$2,428,511

	Nine Months Ended September 30, 2023
	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2022	$24,492	$2,424,663	$(1,211)	$22,235	$2,470,179
Issuances of Common Units, net of issuance costs and tax withholdings	(2)	(200)	—	—	(202)
Redemptions of Common Units	(2)	(161)	—	—	(163)
Distributions on Common Units ($1.50 per unit)	(1,610)	(159,385)	—	—	(160,995)
Distributions on Preferred Units ($64.6875 per unit)	(19)	(1,845)	—	—	(1,864)
Share-based compensation expense, net of forfeitures	62	6,092	—	—	6,154
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	209	20,702	—	—	20,911
Net loss attributable to noncontrolling interests in consolidated affiliates	5	483		(488)	—
Deconsolidation of affiliate	—	—	—	(17,281)	(17,281)
Comprehensive income:
Net income	1,120	110,875	—	—	111,995
Other comprehensive loss	—	—	(223)	—	(223)
Total comprehensive income					111,772
Balance as of September 30, 2023	$24,255	$2,401,224	$(1,434)	$4,466	$2,428,511

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2024	2023
Operating activities:
Net income	$107,452	$111,995
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	226,532	220,416
Amortization of lease incentives and acquisition-related intangible assets and liabilities	866	712
Share-based compensation expense	7,001	6,154
Net credit losses/(reversals) on operating lease receivables	1,831	1,850
Accrued interest on mortgages and notes receivable	(321)	(750)
Amortization of debt issuance costs	4,214	3,645
Amortization of cash flow hedges	(187)	(223)
Amortization of mortgages and notes payable fair value adjustments	84	(257)
Losses on debt extinguishment	173	—
Net gains on disposition of property	(42,581)	(19,818)
Gain on deconsolidation of affiliate	—	(11,778)
Equity in earnings of unconsolidated affiliates	(2,890)	(1,902)
Distributions of earnings from unconsolidated affiliates	4,282	1,153
Changes in operating assets and liabilities:
Accounts receivable	1,162	1,182
Prepaid expenses and other assets	(961)	(4,376)
Accrued straight-line rents receivable	(7,735)	(20,196)
Accounts payable, accrued expenses and other liabilities	936	(3,636)
Net cash provided by operating activities	299,858	284,171
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	—	(18,544)
Investments in development in-process	(4,149)	(26,179)
Investments in tenant improvements and deferred leasing costs	(102,791)	(68,625)
Investments in building improvements	(27,827)	(55,155)
Net proceeds from disposition of real estate assets	81,659	51,538
Distributions of capital from unconsolidated affiliates	6,254	3,864
Investments in mortgages and notes receivable	(6,229)	(9,763)
Repayments of mortgages and notes receivable	47	200
Investments in and advances to unconsolidated affiliates	(147,452)	(100,052)
Repayments of preferred equity from unconsolidated affiliates	—	80,000
Changes in earnest money deposits	—	15,500
Changes in other investing activities	(4,475)	(3,751)
Net cash used in investing activities	(204,963)	(130,967)
Financing activities:
Distributions on Common Units	(161,489)	(160,995)
Redemptions/repurchases of Preferred Units	—	(10)
Redemptions of Common Units	—	(163)
Dividends on Preferred Units	(1,864)	(1,864)
Distributions to noncontrolling interests in consolidated affiliates	(300)	—
Proceeds from the issuance of Common Units	1,094	1,349
Costs paid for the issuance of Common Units	—	(226)
Repurchase of units related to tax withholdings	(1,437)	(1,325)
Borrowings on revolving credit facility	228,000	219,000
Repayments of revolving credit facility	(143,000)	(400,000)
Borrowings on mortgages and notes payable	—	200,000
Repayments of mortgages and notes payable	(5,238)	(5,018)
Payments for debt issuance costs and other financing activities	(8,297)	(2,961)
Net cash used in financing activities	(92,531)	(152,213)
Net increase in cash and cash equivalents and restricted cash	$2,364	$991
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows - Continued
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2024	2023
Net increase in cash and cash equivalents and restricted cash	$2,364	$991
Cash from deconsolidation of affiliate	—	(6,386)
Cash and cash equivalents and restricted cash at beginning of the period	31,569	26,105
Cash and cash equivalents and restricted cash at end of the period	$33,933	$20,710

Reconciliation of cash and cash equivalents and restricted cash:

	Nine Months Ended September 30,
	2024	2023
Cash and cash equivalents at end of the period	$23,650	$16,901
Restricted cash at end of the period	10,283	3,809
Cash and cash equivalents and restricted cash at end of the period	$33,933	$20,710

Supplemental disclosure of cash flow information:

	Nine Months Ended September 30,
	2024	2023
Cash paid for interest, net of amounts capitalized	$112,667	$105,342

Supplemental disclosure of non-cash investing and financing activities:

	Nine Months Ended September 30,
	2024	2023
Changes in accrued capital expenditures (1)	(4,273)	17,275
Write-off of fully depreciated real estate assets	79,956	54,489
Write-off of fully amortized leasing costs	37,032	25,605
Write-off of fully amortized debt issuance costs	4,083	—
Adjustment of Redeemable Common Units to fair value	22,574	(21,525)
__________

(1)Accrued capital expenditures included in accounts payable, accrued expenses and other liabilities as of September 30, 2024 and 2023 were $51.3 million and $70.7 million, respectively.

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(tabular dollar amounts in thousands, except per share and per unit data)
(Unaudited)

1.    Description of Business and Significant Accounting Policies

Description of Business

Highwoods Properties, Inc. (the “Company”) is a fully integrated office real estate investment trust (“REIT”) that owns, develops, acquires, leases and manages properties primarily in the best business districts of Atlanta, Charlotte, Dallas, Nashville, Orlando, Raleigh, Richmond and Tampa. The Company conducts its activities through Highwoods Realty Limited Partnership (the “Operating Partnership”). As of September 30, 2024, we owned or had an interest in 28.0 million rentable square feet of in-service properties, 1.6 million rentable square feet of office properties under development and development land with approximately 5.2 million rentable square feet of potential office build out.

Capital Structure

The Company is the sole general partner of the Operating Partnership. As of September 30, 2024, the Company owned all of the Preferred Units and 105.6 million, or 98.0%, of the Common Units in the Operating Partnership. Limited partners owned the remaining 2.2 million Common Units. During the nine months ended September 30, 2024, the Company redeemed 5,385 Common Units for a like number of shares of Common Stock.

During 2023, we entered into separate equity distribution agreements in which the Company may offer and sell up to $300.0 million in aggregate gross sales price of shares of Common Stock. During each of the three and nine months ended September 30, 2024, the Company issued no shares of Common Stock under its equity distribution agreements.

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

As of September 30, 2024, we are involved with six entities we determined to be variable interest entities, one of which we are the primary beneficiary and is consolidated and five of which we are not the primary beneficiary and are not consolidated.

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

Insurance

We are primarily self-insured for health care claims for participating employees. To limit our exposure to significant claims, we have stop-loss coverage on a per claim and annual aggregate basis. We use all relevant information to determine our liabilities for claims, including actuarial estimates of claim liabilities. When determining our liabilities, we include claims for incurred losses, even if they are unreported. As of September 30, 2024, a reserve of $0.5 million was recorded to cover estimated reported and unreported claims.

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

2.    Leases

Operating Leases

We generally lease our office properties to lessees in exchange for fixed monthly payments that cover rent, property taxes, insurance and certain cost recoveries, primarily common area maintenance. Office properties that are under lease are primarily located in Atlanta, Charlotte, Nashville, Orlando, Pittsburgh, Raleigh, Richmond and Tampa and are leased to a wide variety of lessees across many industries. Our leases are operating leases and mostly range from three to 10 years. We recognized rental and other revenues related to operating lease payments of $200.7 million and $203.8 million during the three months ended September 30, 2024 and 2023, respectively, and $609.5 million and $617.0 million during the nine months ended September 30, 2024 and 2023, respectively. Included in these amounts were variable lease payments of $17.0 million and $17.7 million during the three months ended September 30, 2024 and 2023, respectively, and $56.1 million and $54.6 million during the nine months ended September 30, 2024 and 2023, respectively.

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

During the third quarter of 2024, the Granite Park Six joint venture paid down the outstanding $70.9 million balance with respect to a $115.0 million construction loan obtained in 2022. The loan, which matures in January 2026, has an interest rate of SOFR plus 394 basis points. In connection with this loan paydown, we and Granite each contributed $35.5 million to the joint venture. This reconsideration event did not change our initial conclusion that the Granite Park Six joint venture is a variable interest entity of which we are not the primary beneficiary. As such, the entity remains unconsolidated.

As of September 30, 2024, our risk of loss with respect to these arrangements was limited to the carrying value of each investment balance. Our investment balances were $76.9 million and $100.3 million as of September 30, 2024 for the Granite Park Six and 23Springs joint ventures, respectively. The assets of the Granite Park Six and 23Springs joint ventures can be used only to settle obligations of the respective joint venture, and their creditors have no recourse to our wholly owned assets.

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

During the third quarter of 2024, the McKinney & Olive joint venture paid off at maturity the remaining $134.3 million balance on a secured mortgage loan with a stated interest rate of 4.5% and an effective interest rate of 5.3%. In connection with this loan payoff, we and Granite each contributed $62.1 million to the joint venture. This reconsideration event did not change our initial conclusion that the McKinney & Olive joint venture is a variable interest entity of which we are not the primary beneficiary. As such, the entity remains unconsolidated.

As of September 30, 2024, our risk of loss with respect to this arrangement was limited to the carrying value of our investment balance of $184.3 million. The assets of the McKinney & Olive joint venture can be used only to settle obligations of the joint venture, and its creditors have no recourse to our wholly owned assets.

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

As of September 30, 2024, our risk of loss with respect to this arrangement was $31.9 million, which consists of the $14.0 million carrying value of our investment balance plus the $17.9 million outstanding balance of the loan we have provided to the joint venture. The outstanding balance on the loan is recorded in investments in and advances to unconsolidated affiliates on our Consolidated Balance Sheets. The assets of the Midtown East joint venture can be used only to settle obligations of the joint venture, and its creditors have no recourse to our wholly owned assets.

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

As of September 30, 2024, our risk of loss with respect to this arrangement was $60.8 million, which consists of the $12.9 million carrying value of our investment balance plus the $47.9 million outstanding balance of the loan we have provided to the joint venture. The outstanding balance on the loan is recorded in investments in and advances to unconsolidated affiliates on our Consolidated Balance Sheets. The assets of the 2827 Peachtree joint venture can be used only to settle obligations of the joint venture, and its creditors have no recourse to our wholly owned assets.

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

The following table sets forth the assets and liabilities of the Midtown West joint venture included on our Consolidated Balance Sheets:

	September 30, 2024	December 31, 2023
Net real estate assets	$58,907	$60,410
Cash and cash equivalents	$1,935	$1,096
Restricted cash	$—	$2,260
Accrued straight-line rents receivable	$5,192	$5,041
Deferred leasing costs, net	$2,532	$2,783
Prepaid expenses and other assets, net	$119	$124
Mortgages and notes payable, net	$44,318	$44,192
Accounts payable, accrued expenses and other liabilities	$1,453	$2,872

The assets of the Midtown West joint venture can be used only to settle obligations of the joint venture, and its creditors have no recourse to our wholly owned assets.

4.    Real Estate Assets

Dispositions

During the third quarter of 2024, we completed our exit from the Greensboro market by selling our last remaining land parcel for a sales price of $4.5 million and recorded a gain on disposition of property of $0.4 million.

During the second quarter of 2024, we sold seven buildings in Raleigh for a sales price of $62.5 million and recorded a gain on disposition of property of $35.0 million.

During the first quarter of 2024, we sold two buildings in Raleigh for an aggregate sales price of $16.9 million and recorded aggregate gains on disposition of property of $7.2 million.

5.    Intangible Assets and Below Market Lease Liabilities

The following table sets forth total intangible assets and acquisition-related below market lease liabilities, net of accumulated amortization:

	September 30, 2024	December 31, 2023
Assets:
Deferred leasing costs (including lease incentives and above market lease and in-place lease acquisition-related intangible assets)	$386,111	$401,621
Less accumulated amortization	(172,702)	(175,697)
	$213,409	$225,924
Liabilities (in accounts payable, accrued expenses and other liabilities):
Acquisition-related below market lease liabilities	$37,491	$50,842
Less accumulated amortization	(20,449)	(30,416)
	$17,042	$20,426

The following table sets forth amortization of intangible assets and below market lease liabilities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Amortization of deferred leasing costs and acquisition-related intangible assets (in depreciation and amortization)	$11,370	$10,696	$30,999	$32,409
Amortization of lease incentives (in rental and other revenues)	$643	$655	$1,886	$1,983
Amortization of acquisition-related intangible assets (in rental and other revenues)	$768	$823	$2,364	$2,523
Amortization of acquisition-related below market lease liabilities (in rental and other revenues)	$(1,110)	$(1,260)	$(3,384)	$(3,794)

The following table sets forth scheduled future amortization of intangible assets and below market lease liabilities:

	Amortization of Deferred Leasing Costs and Acquisition-Related Intangible Assets (in Depreciation and Amortization)	Amortization of Lease Incentives (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental and Other Revenues)	Amortization of Acquisition-Related Below Market Lease Liabilities (in Rental and Other Revenues)
October 1 through December 31, 2024	$9,864	$624	$702	$(856)
2025	34,339	2,194	2,210	(2,727)
2026	30,020	2,002	1,861	(2,431)
2027	26,277	1,768	1,520	(2,062)
2028	22,315	1,518	1,404	(1,648)
Thereafter	65,764	4,840	4,187	(7,318)
	$188,579	$12,946	$11,884	$(17,042)
Weighted average remaining amortization periods as of September 30, 2024 (in years)	7.2	7.7	6.9	8.1

6.    Mortgages and Notes Payable

The following table sets forth our mortgages and notes payable:

	September 30, 2024	December 31, 2023
Secured indebtedness	$714,383	$720,752
Unsecured indebtedness	2,596,409	2,510,193
Less-unamortized debt issuance costs	(15,271)	(17,739)
Total mortgages and notes payable, net	$3,295,521	$3,213,206

As of September 30, 2024, our secured mortgage loans were collateralized by real estate assets with an undepreciated book value of $1,243.1 million.

Our $750.0 million unsecured revolving credit facility was modified during the first quarter of 2024 and is now scheduled to mature in January 2028 (but can be extended for two additional six-month periods at our option assuming no defaults have occurred). The interest rate on our revolving credit facility is SOFR plus a related spread adjustment of 10 basis points and a borrowing spread of 85 basis points, based on current credit ratings. The annual facility fee is 20 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody’s Investors Service or Standard & Poor’s Ratings Services. We incurred $7.7 million of debt issuance costs during the first quarter of 2024, which will be amortized along with certain existing unamortized debt issuance costs over the remaining term of our new revolving credit facility, and recorded $0.2 million of loss on debt extinguishment. During the second quarter of 2024, we modified the revolving credit facility to provide that the interest rate may be adjusted upward or downward by 2.5 basis points depending upon whether or not we achieve certain pre-determined sustainability goals with respect to the ongoing reduction of greenhouse gas emissions. There was $105.0 million and $98.0 million outstanding under our revolving credit facility as of September 30, 2024 and October 15, 2024, respectively. As of both September 30, 2024 and October 15, 2024, we had $0.1 million of outstanding letters of credit, which reduce the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility as of September 30, 2024 and October 15, 2024 was $644.9 million and $651.9 million, respectively.

We are currently in compliance with financial covenants with respect to our consolidated debt.

We have considered our short-term liquidity needs within one year from October 22, 2024 (the date of issuance of the quarterly financial statements) and the adequacy of our estimated cash flows from operating activities and other available financing sources to meet these needs. Importantly, we have no scheduled debt maturities during such one-year period. We have concluded it is probable we will meet these short-term liquidity requirements through a combination of the following:

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

7.    Noncontrolling Interests

Noncontrolling Interests in Consolidated Affiliates

As of September 30, 2024, our noncontrolling interest in consolidated affiliates relates to our joint venture partner's 20.0% interest in the Midtown West joint venture. Our joint venture partner is an unrelated third party.

Noncontrolling Interests in the Operating Partnership

The following table sets forth the Company’s noncontrolling interests in the Operating Partnership:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning noncontrolling interests in the Operating Partnership	$56,518	$56,206	$49,520	$65,977
Adjustment of noncontrolling interests in the Operating Partnership to fair value	16,355	(6,334)	23,822	(15,521)
Conversions of Common Units to Common Stock	—	(4,795)	(132)	(4,795)
Redemptions of Common Units	—	—	—	(163)
Net income attributable to noncontrolling interests in the Operating Partnership	297	453	2,111	2,386
Distributions to noncontrolling interests in the Operating Partnership	(1,076)	(1,078)	(3,227)	(3,432)
Total noncontrolling interests in the Operating Partnership	$72,094	$44,452	$72,094	$44,452

The following table sets forth net income available for common stockholders and transfers from the Company’s noncontrolling interests in the Operating Partnership:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income available for common stockholders	$14,558	$22,101	$103,492	$108,233
Increase in additional paid in capital from conversions of Common Units to Common Stock	—	4,795	132	4,795
Redemptions of Common Units	—	—	—	163
Change from net income available for common stockholders and transfers from noncontrolling interests	$14,558	$26,896	$103,624	$113,191

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

The following table sets forth our assets and liabilities and the Company’s noncontrolling interests in the Operating Partnership that are measured or disclosed at fair value within the fair value hierarchy:

		Level 1	Level 2
	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs
Fair Value as of September 30, 2024:
Assets:
Mortgages and notes receivable, at fair value (1)	$11,084	$—	$11,084
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	2,403	2,403	—
Total Assets	$13,487	$2,403	$11,084
Noncontrolling Interests in the Operating Partnership	$72,094	$72,094	$—
Liabilities:
Mortgages and notes payable, net, at fair value (1)	$3,157,141	$—	$3,157,141
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	2,403	2,403	—
Total Liabilities	$3,159,544	$2,403	$3,157,141

Fair Value as of December 31, 2023:
Assets:
Mortgages and notes receivable, at fair value (1)	$4,795	$—	$4,795
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	2,294	2,294	—
Total Assets	$7,089	$2,294	$4,795
Noncontrolling Interests in the Operating Partnership	$49,520	$49,520	$—
Liabilities:
Mortgages and notes payable, net, at fair value (1)	$2,927,330	$—	$2,927,330
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	2,294	2,294	—
Total Liabilities	$2,929,624	$2,294	$2,927,330
__________
(1)    Amounts are not recorded at fair value on our Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023.

9.    Share-Based Payments

During the nine months ended September 30, 2024, the Company granted 181,540 shares of time-based restricted stock and 142,992 shares of total return-based restricted stock with weighted average grant date fair values per share of $24.45 and $25.22, respectively. We recorded share-based compensation expense of $1.0 million and $0.8 million during the three months ended September 30, 2024 and 2023, respectively, and $7.0 million and $6.2 million during the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, there was $5.1 million of total unrecognized share-based compensation costs, which will be recognized over a weighted average remaining contractual term of 2.1 years.

10.    Earnings Per Share and Per Unit

The following table sets forth the computation of basic and diluted earnings per share of the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Earnings per Common Share - basic:
Numerator:
Net income	$15,469	$23,171	$107,452	$111,995
Net (income) attributable to noncontrolling interests in the Operating Partnership	(297)	(453)	(2,111)	(2,386)
Net loss attributable to noncontrolling interests in consolidated affiliates	8	5	15	488
Dividends on Preferred Stock	(622)	(622)	(1,864)	(1,864)
Net income available for common stockholders	$14,558	$22,101	$103,492	$108,233
Denominator:
Denominator for basic earnings per Common Share – weighted average shares (1)	106,010	105,671	105,937	105,473
Net income available for common stockholders	$0.14	$0.21	$0.98	$1.03
Earnings per Common Share - diluted:
Numerator:
Net income	$15,469	$23,171	$107,452	$111,995
Net loss attributable to noncontrolling interests in consolidated affiliates	8	5	15	488
Dividends on Preferred Stock	(622)	(622)	(1,864)	(1,864)
Net income available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	$14,855	$22,554	$105,603	$110,619
Denominator:
Denominator for basic earnings per Common Share – weighted average shares (1)	106,010	105,671	105,937	105,473
Add:
Noncontrolling interests Common Units	2,151	2,161	2,152	2,289
Denominator for diluted earnings per Common Share – adjusted weighted average shares and assumed conversions	108,161	107,832	108,089	107,762
Net income available for common stockholders	$0.14	$0.21	$0.98	$1.03
__________
(1)Includes all unvested restricted stock where dividends on such restricted stock are non-forfeitable.

The following table sets forth the computation of basic and diluted earnings per unit of the Operating Partnership:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Earnings per Common Unit - basic:
Numerator:
Net income	$15,469	$23,171	$107,452	$111,995
Net loss attributable to noncontrolling interests in consolidated affiliates	8	5	15	488
Distributions on Preferred Units	(622)	(622)	(1,864)	(1,864)
Net income available for common unitholders	$14,855	$22,554	$105,603	$110,619
Denominator:
Denominator for basic earnings per Common Unit – weighted average units (1)	107,752	107,423	107,680	107,353
Net income available for common unitholders	$0.14	$0.21	$0.98	$1.03
Earnings per Common Unit - diluted:
Numerator:
Net income	$15,469	$23,171	$107,452	$111,995
Net loss attributable to noncontrolling interests in consolidated affiliates	8	5	15	488
Distributions on Preferred Units	(622)	(622)	(1,864)	(1,864)
Net income available for common unitholders	$14,855	$22,554	$105,603	$110,619
Denominator:
Denominator for basic earnings per Common Unit – weighted average units (1)	107,752	107,423	107,680	107,353
Net income available for common unitholders	$0.14	$0.21	$0.98	$1.03
__________
(1)Includes all unvested restricted stock where distributions on such restricted stock are non-forfeitable
.

11.    Segment Information

The following tables summarize rental and other revenues and net operating income for our office properties. Net operating income is the primary industry property-level performance metric used by our chief operating decision maker and is defined as rental and other revenues less rental property and other expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Rental and Other Revenues:
Atlanta	$36,742	$35,666	$109,799	$107,991
Charlotte	22,010	21,079	65,991	63,452
Nashville	40,903	42,884	126,458	130,084
Orlando	14,312	14,356	43,892	43,300
Raleigh	43,042	45,354	130,848	136,933
Richmond	8,754	8,746	26,816	27,103
Tampa	23,948	25,000	72,963	75,344
Other	14,612	14,010	43,569	42,931
Total Rental and Other Revenues	$204,323	$207,095	$620,336	$627,138

Net Operating Income:
Atlanta	$22,268	$21,796	$67,950	$68,289
Charlotte	15,936	16,388	47,974	47,719
Nashville	30,657	31,389	92,448	95,530
Orlando	8,850	8,734	26,840	26,358
Raleigh	31,692	32,523	95,537	99,799
Richmond	5,765	5,733	18,424	18,656
Tampa	15,309	15,574	46,131	47,614
Other	8,140	7,765	24,332	23,942
Total Net Operating Income	138,617	139,902	419,636	427,907
Reconciliation to net income:
Depreciation and amortization	(79,116)	(74,765)	(226,532)	(220,416)
General and administrative expenses	(9,898)	(8,873)	(31,754)	(30,668)
Interest expense	(37,472)	(34,247)	(109,928)	(101,408)
Other income	1,872	754	10,559	3,082
Gains on disposition of property	350	—	42,581	19,818
Gain on deconsolidation of affiliate	—	—	—	11,778
Equity in earnings of unconsolidated affiliates	1,116	400	2,890	1,902
Net income	$15,469	$23,171	$107,452	$111,995

12.    Subsequent Events

On October 21, 2024, the Company declared a cash dividend of $0.50 per share of Common Stock, which is payable on December 10, 2024 to stockholders of record as of November 18, 2024.

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

Revenues

Our operating results depend heavily on successfully leasing and operating the office space in our portfolio. Economic growth and office employment levels in our core markets are important factors, among others, in predicting our future operating results. The key components affecting our rental and other revenues are average occupancy, rental rates, cost recovery income, new developments placed in service, acquisitions and dispositions. Average occupancy generally increases during times of improving economic growth, as our ability to lease space outpaces vacancies that occur upon the expirations of existing leases. Average occupancy generally declines during times of slower or negative economic growth, when new vacancies tend to outpace our ability to lease space. Asset acquisitions, dispositions and new developments placed in service directly impact our rental revenues and could impact our average occupancy, depending upon the occupancy rate of the properties that are acquired, sold or placed in service. Another indicator of the predictability of future revenues is the expected lease expirations of our portfolio. As a result, in addition to seeking to increase our average occupancy by leasing current vacant space, we also concentrate our leasing efforts on renewing existing leases prior to expiration. For more information regarding our lease expirations, see “Item 2. Properties - Lease Expirations” and “Item 1A. Risk Factors – Risks Related to our Operations. The continued social acceptance, desirability and perceived economic benefits of work-from-home arrangements could materially and negatively impact the future demand for office space over the long-term” in our 2023 Annual Report on Form 10-K. Occupancy in our office portfolio decreased from 88.9% as of December 31, 2023 to 88.0% as of September 30, 2024. We expect average occupancy in our office portfolio to range from 86.0% to 87.0% for the remainder of 2024.

Whether or not our rental revenue tracks average occupancy proportionally depends upon whether GAAP rents under signed new and renewal leases are higher or lower than the GAAP rents under expiring leases. Annualized rental revenues from second generation leases expiring during any particular year are typically less than 15% of our total annual rental revenues. The following table sets forth information regarding second generation office leases signed during the third quarter of 2024 (we define second generation office leases as leases with new customers and renewals of existing customers in both consolidated and unconsolidated office space that has been previously occupied and leases with respect to vacant space in acquired buildings):

	New	Renewal	All Office
Leased space (in rentable square feet)	499,898	375,168	875,066
Average term (in years - rentable square foot weighted)	12.4	5.1	9.3
Base rents (per rentable square foot) (1)	$42.21	$35.17	$39.20
Rent concessions (per rentable square foot) (1)	(1.91)	(1.51)	(1.74)
GAAP rents (per rentable square foot) (1)	$40.30	$33.66	$37.46
Tenant improvements (per rentable square foot) (1)	$6.36	$4.55	$5.59
Leasing commissions (per rentable square foot) (1)	$1.34	$0.98	$1.19
__________
(1)    Weighted average per rentable square foot on an annual basis over the lease term.

Annual combined GAAP rents for new and renewal leases signed in the third quarter were $37.46 per rentable square foot, 22.4% higher compared to previous leases in the same office spaces.

We strive to maintain a diverse, stable and creditworthy customer base. We have an internal guideline whereby customers that account for more than 3% of our revenues are periodically reviewed with the Company’s Board of Directors. As of September 30, 2024, only Bank of America (3.7%) and Asurion (3.5%) accounted for more than 3% of our annualized GAAP revenues.

Expenses

Our expenses primarily consist of rental property expenses, depreciation and amortization, general and administrative expenses and interest expense. From time to time, expenses also include impairments of real estate assets. Rental property expenses are expenses associated with our ownership and operation of rental properties and include expenses that vary somewhat proportionately to occupancy and usage levels, such as janitorial services and utilities, and expenses that do not vary based on occupancy, such as property taxes and insurance. Depreciation and amortization is a non-cash expense associated with the ownership of real property and generally remains relatively consistent each year, unless we buy, develop or sell assets, since our properties and related building and tenant improvement assets are depreciated on a straight-line basis over fixed lives. General and administrative expenses primarily consist of management and employee salaries and benefits, corporate overhead and short and long-term incentive compensation.

Net Operating Income

Whether or not we record increasing net operating income (“NOI”) in our same property portfolio typically depends upon our ability to garner higher rental revenues, whether from higher average occupancy, higher GAAP rents per rentable square foot or higher cost recovery income, that exceed any corresponding growth in operating expenses. Consolidated same property NOI was $0.4 million, or 0.3%, higher in the third quarter of 2024 as compared to 2023 due to a decrease of $0.6 million in same property expenses offset by a decrease of $0.2 million in same property revenue.

In addition to the effect of consolidated same property NOI, whether or not NOI increases typically depends upon whether the NOI from our acquired properties and recently completed development projects exceeds the NOI from property dispositions. NOI was $1.3 million, or 0.9%, lower in the third quarter of 2024 as compared to 2023 primarily due to lost NOI from property dispositions, partially offset by NOI from recently completed development projects and higher consolidated same property NOI.

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

Liquidity and Capital Resources

We continue to maintain a conservative and flexible balance sheet and believe we have ample liquidity to fund our operations and growth prospects. As of October 15, 2024, we had approximately $18 million of existing cash and $98.0 million drawn on our $750.0 million revolving credit facility, which is scheduled to mature in January 2028 (but which can be extended for two additional six-month periods at our option). As of September 30, 2024, our leverage ratio, as measured by the ratio of our mortgages and notes payable and outstanding preferred stock to the undepreciated book value of our assets, was 42.3%, and there were 108.2 million diluted shares of Common Stock outstanding.

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

Results of Operations

Three Months Ended September 30, 2024 and 2023

Rental and Other Revenues

Rental and other revenues were $2.8 million, or 1.3%, lower in the third quarter of 2024 as compared to 2023 primarily due to lost revenue from property dispositions and lower consolidated same property revenues, which decreased rental and other revenues by $3.5 million and $0.2 million, respectively. This decrease was partially offset by recently completed development projects, which increased rental and other revenues by $0.8 million. Same property rental and other revenues were lower primarily due to a decrease in occupancy, lower cost recoveries and higher credit losses, partially offset by higher average GAAP rents per rentable square foot and higher parking income.

Operating Expenses

Rental property and other expenses were $1.5 million, or 2.2%, lower in the third quarter of 2024 as compared to 2023 primarily due to property dispositions and lower consolidated same property expenses, which decreased operating expenses by $1.3 million and $0.6 million, respectively. These decreases were partially offset by a $0.2 million increase in operating expenses from recently completed development projects. Same property operating expenses were lower primarily due to lower taxes, partially offset by higher contract services, utilities, and repairs and maintenance.

Depreciation and amortization expense was $4.4 million, or 5.8%, higher in the third quarter of 2024 as compared to 2023 primarily due to accelerated depreciation and amortization of tenant improvements and deferred leasing costs associated with the cancellation of a lease with a backfill customer for 110,000 square feet in the former Tivity building in Nashville that was originally scheduled to commence in the third quarter of 2024. This increase was partially offset by property dispositions.

General and administrative expenses were $1.0 million, or 11.6%, higher in the third quarter of 2024 as compared to 2023 primarily due to higher incentive compensation and gains on deferred compensation plan investments (which is fully offset by a corresponding increase in other income).

Interest Expense

Interest expense was $3.2 million, or 9.4%, higher in the third quarter of 2024 as compared to 2023 primarily due to higher average interest rates, higher average debt balances and lower capitalized interest.

Other Income

Other income was $1.1 million higher in the third quarter of 2024 as compared to 2023 primarily due to higher interest income from seller financing and loans provided to the 2827 Peachtree and Midtown East joint ventures and gains on deferred compensation plan investments (which is fully offset by a corresponding increase in general and administrative expenses).

Gains on Disposition of Property

Gains on disposition of property were $0.4 million higher in the third quarter of 2024 as compared to 2023.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $0.7 million higher in the third quarter of 2024 as compared to 2023 primarily due to lower interest expense from our McKinney and Olive joint venture due to the payoff of a mortgage loan in the third quarter of 2024 and higher income from our 2827 Peachtree joint venture, which was completed in the third quarter of 2023.

Earnings Per Common Share - Diluted

Diluted earnings per common share was $0.07 lower in the third quarter of 2024 as compared to 2023 due to a decrease in net income for the reasons discussed above.

Nine Months Ended September 30, 2024 and 2023

Rental and Other Revenues

Rental and other revenues were $6.8 million, or 1.1%, lower in the nine months ended September 30, 2024 as compared to 2023 primarily due to lost revenue from property dispositions, which decreased rental and other revenues by $10.7 million. This decrease was partially offset by higher consolidated same property revenues and recently completed development projects, which increased rental and other revenues by $2.5 million and $2.2 million, respectively. Same property rental and other revenues were higher primarily due to higher average GAAP rents per rentable square foot, higher cost recoveries and higher parking income, partially offset by a decrease in average occupancy.

Operating Expenses

Rental property and other expenses were $1.5 million, or 0.7%, higher in the nine months ended September 30, 2024 as compared to 2023 primarily due to $5.3 million of higher consolidated same property operating expenses, partially offset by a $3.5 million decrease in operating expenses from property dispositions. Same property operating expenses were higher primarily due to higher contract services, utilities, property insurance and repairs and maintenance, partially offset by lower taxes.

Depreciation and amortization expense was $6.1 million, or 2.8%, higher in the nine months ended September 30, 2024 as compared to 2023 primarily due to accelerated depreciation and amortization of tenant improvements and deferred leasing costs associated with the cancellation of a lease with a backfill customer for 110,000 square feet in the former Tivity building in Nashville that was originally scheduled to commence in the third quarter of 2024, higher consolidated same property lease related depreciation and amortization and recently completed development projects, partially offset by property dispositions.

General and administrative expenses were $1.1 million, or 3.5%, higher in the nine months ended September 30, 2024 as compared to 2023 primarily due to higher incentive compensation and gains on deferred compensation plan investments (which is fully offset by a corresponding increase in other income).

Interest Expense

Interest expense was $8.5 million, or 8.4%, higher in the nine months ended September 30, 2024 as compared to 2023 primarily due to higher average interest rates and higher average debt balances.

Other Income

Other income was $7.5 million higher in the nine months ended September 30, 2024 as compared to 2023 primarily due to a refund of $5.8 million in the aggregate of Tennessee franchise taxes paid for the 2020 through 2023 tax years. During the second quarter of 2024, the State of Tennessee modified the methodology for calculating franchise taxes. The modification lowers our annual franchise tax obligation and was allowed to be applied retrospectively back to 2020. We also earned higher interest income from seller financing and loans provided to the 2827 Peachtree and Midtown East joint ventures and recognized gains on deferred compensation plan investments (which is fully offset by a corresponding increase in general and administrative expenses).

Gains on Disposition of Property

Gains on disposition of property were $22.8 million higher in the nine months ended September 30, 2024 as compared to 2023.

Gain on Deconsolidation of Affiliate

We recognized a gain on deconsolidation of $11.8 million in the nine months ended September 30, 2023 related to adjusting our retained interest in the Markel joint venture to fair value. We recorded no such gain on deconsolidation in the nine months ended September 30, 2024.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $1.0 million higher in the nine months ended September 30, 2024 as compared to 2023 primarily due to higher income from our 2827 Peachtree joint venture, which was completed in the third quarter of 2023, and lower interest expense from our McKinney and Olive joint venture due to the payoff of a mortgage loan in the third quarter of 2024. These increases were partially offset by expenses on Granite Park Six, which was completed in the third quarter of 2023 but is not yet stabilized.

Earnings Per Common Share - Diluted

Diluted earnings per common share was $0.05 lower in the nine months ended September 30, 2024 as compared to 2023 due to a decrease in net income for the reasons discussed above.

Liquidity and Capital Resources

Statements of Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in the Company’s cash flows (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
Net cash provided by operating activities	$299,858	$284,171	$15,687
Net cash used in investing activities	(204,963)	(130,967)	(73,996)
Net cash used in financing activities	(92,531)	(152,213)	59,682
Total cash flows	$2,364	$991	$1,373

The change in net cash provided by operating activities in the nine months ended September 30, 2024 as compared to 2023 was primarily due to net cash from the operations of consolidated same properties and recently completed development projects and changes in operating assets and liabilities, partially offset by property dispositions and higher interest expense.

The change in net cash used in investing activities in the nine months ended September 30, 2024 as compared to 2023 was primarily due to the redemption of our short-term preferred equity investment in the McKinney and Olive joint venture in 2023, contributions to the McKinney and Olive joint venture in 2024 to pay off a mortgage loan, contributions to the Granite Park Six joint venture in 2024 to pay down a construction loan and higher investments in tenant improvements and deferred leasing costs in 2024. These changes were partially offset by higher net proceeds from disposition activity and lower investments in building improvements and development in process.

The change in net cash used in financing activities in the nine months ended September 30, 2024 as compared to 2023 was primarily due to higher net debt borrowings.

Capitalization

The following table sets forth the Company’s capitalization (in thousands, except per share amounts):

	September 30, 2024	December 31, 2023
Mortgages and notes payable, net, at recorded book value	$3,295,521	$3,213,206
Preferred Stock, at liquidation value	$28,811	$28,811
Common Stock outstanding	106,020	105,710
Common Units outstanding (not owned by the Company)	2,151	2,157
Per share stock price at period end	$33.51	$22.96
Market value of Common Stock and Common Units	$3,624,810	$2,476,626
Total capitalization	$6,949,142	$5,718,643

As of September 30, 2024, our mortgages and notes payable and outstanding preferred stock represented 47.8% of our total capitalization and 42.3% of the undepreciated book value of our assets. See also “Executive Summary - Liquidity and Capital Resources.”

Our mortgages and notes payable as of September 30, 2024 consisted of $714.4 million of secured indebtedness with a weighted average interest rate of 4.43% and $2,596.4 million of unsecured indebtedness with a weighted average interest rate of 4.55%. The secured indebtedness was collateralized by real estate assets with an undepreciated book value of $1,243.1 million. As of September 30, 2024, $455.0 million of our debt bears interest at floating rates.

Investment Activity

In the normal course of business, we regularly evaluate potential acquisitions. As a result, from time to time, we may have one or more potential acquisitions under consideration that are in varying stages of evaluation, negotiation or due diligence, including potential acquisitions that are subject to non-binding letters of intent or enforceable contracts. Consummation of any transaction is subject to a number of contingencies, including the satisfaction of customary closing conditions. No assurances can be provided that we will acquire any properties in the future. See “Item 1A. Risk Factors - Risks Related to our Capital Recycling Activity - Recent and future acquisitions and development properties may fail to perform in accordance with our expectations and may require renovation and development costs exceeding our estimates” in our 2023 Annual Report on Form 10-K

During the third quarter of 2024, we completed our exit from the Greensboro market by selling our last remaining land parcel for a sales price of $4.5 million and recorded a gain on disposition of property of $0.4 million.

We have a 50% interest in the McKinney & Olive joint venture. During the third quarter of 2024, the McKinney & Olive joint venture paid off at maturity the remaining $134.3 million balance on a secured mortgage loan with a stated interest rate of 4.5% and an effective interest rate of 5.3%. In connection with this loan payoff, we and Granite each contributed $62.1 million to the joint venture.

We have a 50% interest in the Granite Park Six joint venture. During the third quarter of 2024, the Granite Park Six joint venture paid down the outstanding $70.9 million balance with respect to a $115 million construction loan obtained in 2022. The loan, which matures in January 2026, has an interest rate of SOFR plus 394 basis points. In connection with this loan paydown, we and Granite each contributed $35.5 million to the joint venture.

As of September 30, 2024, we were developing 0.8 million rentable square feet of office properties. The following table summarizes these announced and in-process office developments:

Property	Market	Own %	Consolidated (Y/N)	Rentable Square Feet	Anticipated Total Investment (1)	Investment As Of September 30, 2024	Pre Leased %	Estimated Completion	Estimated Stabilization
					($ in thousands)
23Springs	Dallas	50.0%	N	642,000	$460,000	$269,383	59.6%	1Q 25	1Q 28
Midtown East	Tampa	50.0%	N	143,000	83,000	49,606	34.5	1Q 25	2Q 26
GlenLake Two Retail (2)	Raleigh	100.0%	Y	8,600	8,100	997	100.0	1Q 26	1Q 26
				793,600	$551,100	$319,986	55.5%
__________
(1)Includes estimated lease up costs for tenant improvements and lease commissions until the property has reached stabilization.
(2)Recorded on our consolidated balance sheet as land held for development, not development-in-process.

Financing Activity

During 2023, we entered into separate equity distribution agreements with each of Wells Fargo Securities, LLC, BofA Securities, Inc., BTIG, LLC, Jefferies LLC, J.P. Morgan Securities LLC, Regions Securities LLC, TD Securities (USA) LLC and Truist Securities, Inc. Under the terms of the equity distribution agreements, the Company may offer and sell up to $300.0 million in aggregate gross sales price of shares of Common Stock from time to time through such firms, acting as agents of the Company or as principals. Sales of the shares, if any, may be made by means of ordinary brokers’ transactions on the New York Stock Exchange (“NYSE”) or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices or as otherwise agreed with any of such firms (which may include block trades). During the third quarter of 2024, there were no shares of common stock issued under these agreements.

Our $750.0 million unsecured revolving credit facility was modified during the first quarter of 2024 and is now scheduled to mature in January 2028 (but can be extended for two additional six-month periods at our option assuming no defaults have occurred). The interest rate on our revolving credit facility is SOFR plus a related spread adjustment of 10 basis points and a borrowing spread of 85 basis points, based on current credit ratings. The annual facility fee is 20 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody’s Investors Service or Standard & Poor’s Ratings Services. We incurred $7.7 million of debt issuance costs during the first quarter of 2024, which will be amortized along with certain existing unamortized debt issuance costs over the remaining term of our new revolving credit facility, and recorded $0.2 million of loss on debt extinguishment. During the second quarter of 2024, we modified the revolving credit facility to provide that the interest rate may be adjusted upward or downward by 2.5 basis points depending upon whether or not we achieve certain pre-determined sustainability goals with respect to the ongoing reduction of greenhouse gas emissions. There was $105.0 million and $98.0 million outstanding under our revolving credit facility as of September 30, 2024 and October 15, 2024, respectively. As of both September 30, 2024 and October 15, 2024, we had $0.1 million of outstanding letters of credit, which reduce the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility as of September 30, 2024 and October 15, 2024 was $644.9 million and $651.9 million, respectively.

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

On October 21, 2024, the Company declared a cash dividend of $0.50 per share of Common Stock, which is payable on December 10, 2024 to stockholders of record as of November 18, 2024.

During the third quarter of 2024, the Company declared and paid a cash dividend of $0.50 per share of Common Stock.

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

We had $23.7 million of cash and cash equivalents as of September 30, 2024. The unused capacity of our revolving credit facility as of September 30, 2024 and October 15, 2024 was $644.9 million and $651.9 million, respectively.

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

See also “Executive Summary - Liquidity and Capital Resources.”

Critical Accounting Estimates

There were no changes made by management to the critical accounting policies in the nine months ended September 30, 2024. For a description of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our 2023 Annual Report on Form 10-K.

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

The following table sets forth the Company’s FFO, FFO available for common stockholders and FFO available for common stockholders per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Funds from operations:
Net income	$15,469	$23,171	$107,452	$111,995
Net loss attributable to noncontrolling interests in consolidated affiliates	8	5	15	488
Depreciation and amortization of real estate assets	78,421	74,048	224,460	218,423
(Gains) on disposition of depreciable properties	—	—	(42,231)	(19,368)
(Gain) on deconsolidation of affiliate	—	—	—	(11,778)
Unconsolidated affiliates:
Depreciation and amortization of real estate assets	3,806	3,209	11,148	8,655
Funds from operations	97,704	100,433	300,844	308,415
Dividends on Preferred Stock	(622)	(622)	(1,864)	(1,864)
Funds from operations available for common stockholders	$97,082	$99,811	$298,980	$306,551
Funds from operations available for common stockholders per share	$0.90	$0.93	$2.77	$2.84
Weighted average shares outstanding (1)	108,161	107,832	108,089	107,762
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

In previous periods, our same property portfolio consisted only of wholly owned in-service properties. Beginning in 2024, we updated our same property portfolio to include our share of in-service joint venture properties. As of September 30, 2024, our same property portfolio consisted of 153 wholly owned and joint venture in-service properties encompassing 27.3 million rentable square feet that were owned during the entirety of the periods presented (from January 1, 2023 to September 30, 2024). As of December 31, 2023, our same property portfolio consisted of 154 wholly owned in-service properties encompassing 26.6 million rentable square feet that were owned during the entirety of the periods presented (from January 1, 2022 to December 31, 2023). The change in our same property portfolio was due to the addition of six joint venture properties encompassing 0.7 million rentable square feet, one property acquired during 2022 encompassing 0.4 million rentable square feet and one newly developed property placed in service during 2022 encompassing 0.1 million rentable square feet, offset by the removal of nine properties that were sold during 2024 encompassing 0.4 million rentable square feet.

The following table sets forth the Company’s NOI, same property NOI and same property cash NOI (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$15,469	$23,171	$107,452	$111,995
Equity in earnings of unconsolidated affiliates	(1,116)	(400)	(2,890)	(1,902)
Gain on deconsolidation of affiliate	—	—	—	(11,778)
Gains on disposition of property	(350)	—	(42,581)	(19,818)
Other income	(1,872)	(754)	(10,559)	(3,082)
Interest expense	37,472	34,247	109,928	101,408
General and administrative expenses	9,898	8,873	31,754	30,668
Depreciation and amortization	79,116	74,765	226,532	220,416
Net operating income	138,617	139,902	419,636	427,907
Our share of unconsolidated joint venture same property net operating income	4,772	4,607	13,949	14,022
Partner's share of consolidated joint venture same property net operating income	(276)	(278)	(841)	(782)
Non same property and other net operating (income)/loss	80	(1,578)	(872)	(6,487)
Same property net operating income	$143,193	$142,653	$431,872	$434,660

Same property net operating income	$143,193	$142,653	$431,872	$434,660
Lease termination fees, straight-line rent and other non-cash adjustments	(2,669)	(5,403)	(10,323)	(21,319)
Same property cash net operating income	$140,524	$137,250	$421,549	$413,341

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our market risk as of December 31, 2023, see “Quantitative and Qualitative Disclosures About Market Risk” in our 2023 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

SEC rules require us to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our annual and periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow for timely decisions regarding required disclosure. The Company’s CEO and CFO have concluded that the disclosure controls and procedures of the Company and the Operating Partnership were each effective as of September 30, 2024.

SEC rules also require us to establish and maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in internal control over financial reporting during the three months ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were also no changes in internal control over financial reporting during the three months ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information related to shares of Common Stock surrendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock during the third quarter of 2024:

	Total Number of Shares Purchased	Weighted Average Price Paid per Share
July 1 to July 31	317	$26.55
August 1 to August 31	10	31.03
September 1 to September 30	—	—
Total	327	$26.69

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Company
31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Company
31.3	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Operating Partnership
31.4	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Operating Partnership
32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Company
32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Company
32.3	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Operating Partnership
32.4	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Operating Partnership
101.INS	Inline XBRL Instance Document (the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: October 22, 2024