Form 10-K
period 2024-12-31
HIGHWOODS PROPERTIES, INC.; HIGHWOODS REALTY LTD PARTNERSHIP
filed 2025-02-11
CIK 921082, 941713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2024
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
Highwoods Properties, Inc.  ☐        Highwoods Realty Limited Partnership   ☐

The aggregate market value of shares of Common Stock of Highwoods Properties, Inc. held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on June 30, 2024 was approximately $2.7 billion. As of January 31, 2025, there were 107,623,777 shares of Common Stock outstanding.

There is no public trading market for the Common Units of Highwoods Realty Limited Partnership. As a result, an aggregate market value of the Common Units of Highwoods Realty Limited Partnership cannot be determined.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of Highwoods Properties, Inc. to be filed in connection with its Annual Meeting of Stockholders to be held May 13, 2025 are incorporated by reference in Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14.

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

Certain information contained herein is presented as of January 31, 2025, the latest practicable date for financial information prior to the filing of this Annual Report.

Except as otherwise noted, all property-level operational information presented herein, including the information set forth in “Part I, Item 2. Properties,” includes in-service wholly owned properties and in-service properties owned by consolidated and unconsolidated joint ventures (at our share). Development projects are not considered in-service properties until such projects are completed and stabilized. Stabilization occurs at the beginning of the first quarter after the earlier of: (1) the projected stabilization date; or (2) the date on which a project's occupancy generally exceeds 93%.

This report combines the Annual Reports on Form 10-K for the period ended December 31, 2024 of the Company and the Operating Partnership. We believe combining the annual reports into this single report results in the following benefits:

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

As of December 31, 2024, the Company owned all of the Preferred Units and 107.2 million, or 98.0%, of the Common Units in the Operating Partnership. Limited partners owned the remaining 2.2 million Common Units. Generally, the Operating Partnership is obligated to redeem each Common Unit at the request of the unitholder for cash equal to the value of one share of Common Stock based on the average of the market price for the 10 trading days immediately preceding the notice date of such redemption, provided that the Company, at its option, may elect to acquire any such Common Units presented for redemption for cash or one share of Common Stock. The Common Units owned by the Company are not redeemable.

The Company was incorporated in Maryland in 1994. The Operating Partnership was formed in North Carolina in 1994. Our executive offices are located at 150 Fayetteville Street, Suite 1400, Raleigh, NC 27601, and our telephone number is (919) 872-4924.

Our primary business is the operation, acquisition and development of office properties. There are no material inter-segment transactions. See Note 15 to our Consolidated Financial Statements for a summary of the rental and other revenues, rental property and other expenses, net operating income and assets for each reportable segment.

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

During 2024, the Company filed unqualified Section 303A certifications with the NYSE. The Company and the Operating Partnership have also filed the CEO and CFO certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as exhibits to this Annual Report.

Our Vision, Mission and Strategy

Our vision is to be a leader in the evolution of commercial real estate for the benefit of our customers, our communities and those who invest with us. Our mission is to create environments and experiences that inspire our teammates and our customers to achieve more together. We are in the work-placemaking business and believe that by creating exceptional environments and experiences, we can deliver greater value to our customers, their teammates and, in turn, our shareholders. By creating and operating commute-worthy places, we support the growth and success of our customers and contribute to the vitality of our communities. Our simple strategy is to own and operate high-quality workplaces in the BBDs within our footprint, maintain a strong balance sheet to be opportunistic throughout economic cycles, employ a talented and dedicated team and communicate transparently with all stakeholders. We focus on owning and managing buildings in the most dynamic and vibrant BBDs. BBDs are highly-energized and amenitized workplace locations that enhance our customers’ ability to attract and retain talent. They are both urban and suburban. Providing the most talent-supportive workplace options in these environments is core to our work-placemaking strategy.

Our investment thesis is to generate attractive and sustainable returns over the long term for our stockholders by developing, acquiring and owning a portfolio of high-quality, differentiated office buildings in the BBDs of our core markets. A core component of this strategy is to continuously strengthen the financial and operational performance, resiliency and long-term growth prospects of our existing in-service portfolio and recycle out of those properties that no longer meet our criteria.

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

Environmental Resiliency

We are firmly committed to our intrinsic and societal responsibility to routinely minimize all environmental impacts resulting from the development and operation of our properties. Our plan is to continue minimizing our energy intensity, carbon emissions and water consumption and strive to mitigate pollution, ensure environmental compliance and create healthy and productive workspaces for our customers and communities. To support and advance the environmental component of our long-term resiliency initiatives, we have formed a management-level corporate resiliency team that is overseen by the investment committee of the Company’s Board of Directors. The corporate resiliency team, comprised of a diverse group of disciplines including executive leadership, is charged with refining our long-term resiliency strategy, driving performance improvements across our portfolio and establishing and tracking progress towards goals. More information regarding our sustainability strategy and progress towards reaching our target goals is available in our annual corporate resiliency report that can be found under the “Resiliency” section of our website. Information on our website is not considered part of this Annual Report.

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

Human Capital Resources

We focus our real estate activities in markets where we have extensive local knowledge and own a significant amount of assets. As a result, we operate division offices in Atlanta, Nashville, Orlando, Raleigh, Richmond and Tampa, which are led by seasoned real estate professionals with significant commercial real estate experience managing across multiple economic cycles. Over the long-term, we plan to open division offices in Charlotte and Dallas. Shared corporate services, such as accounting, technology, development, engineering, customer experience, marketing, human resources, legal and tax, are primarily based in Raleigh. Our senior leadership team, led by our CEO, is based in Raleigh and oversees all of the Company’s operations.

Fully-Integrated. Unlike REITs that outsource the leasing, management, maintenance and/or customer service of their properties entirely to third parties, we are a fully-integrated REIT that generally staffs the leasing, management, maintenance and customer service of our own portfolio. We believe being a fully-integrated REIT is in the best long-term interests of our stockholders for a number of reasons:

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

As of both December 31, 2024 and December 31, 2023, we had approximately 350 full-time employees. Over the past three years, our average annual turnover rate was 16%, substantially lower than the average national industry turnover rate of 25% as reported by the Bureau of Labor Statistics. Our turnover rate was 14% for 2024. Through our efforts in providing internship and cooperative education opportunities for future real estate professionals, we have also identified a pool of talented professionals capable of filling future hiring needs. As of December 31, 2024, the average tenure of our employees was ten years and the average age was 49 years.

Approximately 71% of our employees work in one of our division offices, most of which are directly involved in the management and maintenance of our portfolio. These include property managers, maintenance engineers and technicians, HVAC technicians and project managers. Personnel salaries and related costs of employees directly involved in the management and maintenance of our portfolio are allocated to our portfolio and recorded as rental property and other expenses. Approximately 2% of our employees work in our corporate development department and are directly involved in our development pipeline. When applicable, personnel salaries and related costs of such development employees are capitalized as a development expenditure. Approximately 3% of our employees are leasing professionals principally responsible for leasing our portfolio. When applicable, commissions and related costs of such leasing employees are capitalized as a leasing expenditure. Generally, all other employee costs are recorded as general and administrative expenses. In 2024, the total cost of our workforce, including salaries, commissions, bonuses, equity and non-equity incentive compensation and employee benefits, was approximately $61 million.

We regularly conduct risk assessments of our human capital needs. Additionally, we prioritize succession planning across various levels of our company to ensure seamless transitions as employees are promoted, retire or otherwise depart from their current positions. One of our most significant human capital risks, which has been identified by many employers in our markets and throughout the country, is an expected shortage of trade professionals in the future, as there are fewer younger trade professionals entering the workforce to replace retiring workers. Approximately 33% of our employees are highly specialized and skilled trade professionals, such as maintenance engineers and technicians and HVAC technicians. The average age of our trade professionals is 52 years, which is approximately five years older than the average age of the remainder of our employee base. To proactively combat the potential future shortage of skilled trade professionals, we have partnered with local trade schools in some of our markets to implement an apprenticeship program to encourage and incentivize younger workers to obtain the technical skills necessary to become a trade professional. In turn, we hope this program will create a pipeline of future maintenance engineers and technicians and HVAC technicians to join our company.

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

•Attractive paid time off, including up to 25 vacation days (depending on tenure), two personal holidays, nine company-wide holidays, one volunteer day, six days of sick leave and parental leave for all new caregivers;

•Competitive match on contributions to our 401(k) retirement savings plan, in which over 94% of our employees participate; and

•15% discount on purchasing Common Stock through our employee stock purchase plan, in which nearly 30% of our employees participate.

All employees are paid a base salary. Nearly 50% of employees are eligible to receive an annual bonus, which usually ranges from 5% to 20% of the employee’s base salary. All employees are also eligible to receive a discretionary bonus from time to time to incentivize and reward excellent performance. Approximately 20% to 40% of employees typically receive a discretionary bonus each year, which usually ranges from $500 to $2,000.

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

We do not believe our compensation policies or practices create risks that are reasonably likely to have a material adverse effect on our company. For example, the development cash incentive program does not create an inappropriate risk because all development projects (inclusive of any such incentive compensation) must be approved in advance by our executive officers and, in most cases, the full board or the investment committee of our board, none of whom are eligible to receive such incentives. Likewise, the payment of leasing commissions does not create an inappropriate risk because amounts payable are derived from net effective cash rents (which deducts leasing capital expenditures and operating expenses) and leases must be executed by an officer of our company who is ineligible to receive such commissions. Generally, lease transactions of a particular size or that contain terms or conditions that exceed certain guidelines also must be approved in advance by our senior leadership team. Additionally, we have an internal guideline whereby customers that account for more than 3% of our annualized revenues are periodically reviewed with the board. As of December 31, 2024, only Bank of America (3.8%) and Asurion (3.5%) accounted for more than 3% of our annualized GAAP revenues.

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

Employee Empowerment. While we own and operate a collection of high-quality office assets, we believe our team of dedicated real estate professionals is also critically important to our success. The Company has long demonstrated a commitment to individual career growth. For example, nearly half of our current employees have had significant career advancement during their tenure with us. Through periodic career conversations and goal-setting exercises that are held at least once a year with our employees, we create an environment that fosters and encourages an “ownership” mentality throughout our company and empowers our employees to continuously seek new and better ways of doing business.

In addition to supporting the career growth of our employees, we also seek to grow as an employer. We periodically solicit feedback from our employees through the use of employee engagement surveys to monitor and improve employee satisfaction in order to retain and recruit a talented workforce. During 2021, we surveyed all of our employees with respect to diversity and inclusion and many of our employees with respect to work environment satisfaction. We conducted an engagement survey in two of the last three years.

Diversity and Inclusion. Diversity and inclusion is a core value for our company. We strive to create a diverse and inclusive environment in an authentic and meaningful way. We are an equal opportunity employer, with all qualified applicants receiving consideration for employment without regard to race, color, religion, sex, sexual orientation, gender identity, national origin, disability or protected veteran status. As of December 31, 2024, 37% of our employees were female and 29% of our employees were persons of color. Of the new employees hired during 2024, 57% were female and 39% were persons of color.

We have a robust diversity and inclusion program, called the “Heart of Highwoods,” with the overall goal of creating opportunities for all people in the commercial real estate industry, in the local communities in which we operate and among our own teammates at the Company. First, like all Federal government contractors, we have established goals and methods to be sure we are providing opportunities to small and minority vendors to compete for work with our company. Second, we are providing opportunities for our employees to volunteer within their communities through the recently added paid volunteer time off benefit and an additional paid holiday on Martin Luther King, Jr. Day, a national day of service. Third, we have a diversity and inclusion group, called the “DIG,” made up of employees who advocate for diversity and inclusion throughout our company. In 2024, the DIG focused its efforts on fostering Company-wide communication and inclusion, supporting our partnerships with local schools and programs that support students with limited economic resources and continuing to expand and diversify our vendor base.

Core Values. Our core values serve as our foundation. We believe our culture makes the difference in this highly competitive, ever-changing commercial real estate industry. Owning and shaping our culture is the job of each teammate. Culture is not defined by words on a page. Rather, it is the collection of our behaviors, attitudes and actions.

Our employees bring their personal values, skills, experiences and knowledge to life through the lens of our core values. Together, we use our mission and values to create a thriving workplace to support success for everyone and drive our culture and business forward.

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

The key components affecting our rental and other revenues are average occupancy, rental rates, cost recovery income, new developments placed in service, acquisitions and dispositions. Average occupancy generally increases during times of improving economic growth, as our ability to lease space outpaces vacancies that occur upon the expirations of existing leases. Average occupancy generally declines during times of slower or negative economic growth when new vacancies tend to outpace our ability to lease space. In addition, the timing of changes in occupancy levels tends to lag the timing of changes in overall economic activity and employment levels. Occupancy in our office portfolio decreased from 88.9% as of December 31, 2023 to 87.1% as of December 31, 2024. For additional information regarding our average occupancy and rental rate trends over the past five years, see “Item 2. Properties.” Lower rental revenues that result from lower average occupancy or lower rental rates with respect to our same property portfolio will adversely affect our results of operations unless offset by the impact of any newly acquired or developed properties or lower variable operating expenses, general and administrative expenses and/or interest expense.

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

We face considerable competition in the leasing market and may be unable to renew existing leases or re-let space on terms similar to the existing leases, or we may spend significant capital in our efforts to renew and re-let space, which may adversely affect our results of operations. In addition to seeking to increase our average occupancy by leasing current vacant space, we also concentrate our leasing efforts on renewing existing leases. Because we compete with a number of other developers, owners and operators of office and office-oriented, mixed-use properties, we may be unable to renew leases with our existing customers and, if our current customers do not renew their leases, we may be unable to re-let the space to new customers. To the extent that we are able to renew existing leases or re-let such space to new customers, heightened competition resulting from adverse market conditions may require us to utilize rent concessions and tenant improvements to a greater extent than we anticipate or have historically. Further, changes in space utilization by our customers due to technology, economic conditions, business culture and/or the prevalence of work-from-home arrangements also affect the occupancy of our properties. As a result, customers may seek to downsize by leasing less space from us upon any renewal.

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

Some of our leases provide customers with the right to terminate their leases early, which could have an adverse effect on our financial condition and results of operations. Certain of our leases permit our customers to terminate their leases as to all or a portion of the leased premises prior to their stated lease expiration dates under certain circumstances, such as providing notice by a certain date and, in many cases, paying a termination fee. To the extent that our customers exercise early termination rights, our results of operations will be adversely affected, and we can provide no assurances that we will be able to generate an equivalent amount of net effective rent by leasing the vacated space to others. As part of ongoing efforts to reduce waste, the U.S. Department of Government Efficiency (“DOGE”) and the U.S. General Services Administration (“GSA”) are reaching out to all tenant agencies with non-firm term leases to see if there are opportunities to reduce space usage. We currently have 30 leases with 23 different agencies of the Federal government across five different markets, which encompass an aggregate of 737,000 square feet. See “Item 2. Properties – Customers.” While most are firm term leases that do not permit the Federal government to terminate the lease prior to the stated lease expiration date, we can provide no assurances that the Federal government will not seek to terminate any of these leases.

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

•result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of, proprietary, confidential, sensitive or otherwise valuable information, which hackers could use to compete against us or expose us to damage claims by third-parties for disruptive, destructive or otherwise harmful purposes and outcomes;

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

•with respect to certain joint ventures, our joint venture partner has a right to sell its interest to us under certain circumstances for fair market value at various dates in the future;

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

We face risks associated with the development of mixed-use commercial properties. We operate, are currently developing and may in the future develop properties that are known as “mixed-use” developments. This means that in addition to the development of office space, the project may also include space for residential, retail, hotel or other commercial purposes. We have less experience in developing and managing non-office real estate than we do with office real estate. As a result, if a development project includes a non-office use, we may seek to develop that component ourselves, sell the rights to that component to a third-party developer with experience in that use or we may seek to partner with such a developer. If we do not sell the rights or partner with such a developer, or if we choose to develop the other component ourselves, we would be exposed not only to those risks typically associated with the development of commercial real estate generally, but also to specific risks associated with the development and ownership of non-office real estate. In addition, even if we sell the rights to develop the other component or elect to participate in the development through a joint venture, we may be exposed to the risks associated with the failure of the other party to complete the development as expected. These include the risk that the other party would default on its obligations necessitating that we complete the other component ourselves (including providing any necessary financing).

We own certain properties subject to ground leases that limit our uses of the properties, restrict our ability to sell or otherwise transfer the properties and expose us to the loss of the properties if such agreements are breached by us, terminated or not renewed. As of December 31, 2024, we owned 1.2 million square feet of office space located on various land parcels that we lease on a long-term basis. Many of these ground leases impose significant limitations on our uses of the subject property, restrict our ability to sell or otherwise transfer our interests in the property or restrict our leasing of the property. These restrictions may limit our ability to timely sell or exchange the properties, impair the properties’ value or negatively impact our ability to find suitable customers for the properties. In addition, if we default under the terms of any particular ground lease, we may lose the ownership rights to the property subject to the ground lease. Upon expiration of a ground lease, we may not be able to renegotiate a new ground lease on favorable terms, if at all. The loss of the ownership rights to these properties or an increase of rental expense could have a material adverse effect on our results of operations, financial condition and cash flows.

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

We depend on our revolving credit facility for working capital purposes and for the short-term funding of our development and acquisition activity and, in certain instances, the repayment of other debt upon maturity. Our ability to borrow under the revolving credit facility also allows us to quickly capitalize on opportunities at short-term interest rates. If our lenders default on their obligations under the revolving credit facility or we become unable to borrow additional funds under the facility for any reason, we would be required to seek alternative equity or debt capital, which could be more costly and adversely impact our financial condition. If such alternative capital were unavailable, we may not be able to make new investments and could have difficulty repaying other debt.

Increases in interest rates would increase our interest expense. As of December 31, 2024, we had $454.0 million of variable rate debt outstanding not protected by interest rate hedge contracts. We may incur additional variable rate debt in the future. If interest rates increase, then so would the interest expense on our unhedged variable rate debt, which would adversely affect our financial condition and results of operations. From time to time, we manage our exposure to interest rate risk with interest rate hedge contracts that effectively fix or cap a portion of our variable rate debt. In addition, we utilize fixed rate debt at market rates. If interest rates decrease, the fair market value of any existing interest rate hedge contracts on outstanding fixed-rate debt would decline.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.
ITEM 1C. CYBERSECURITY

We face risks associated with security breaches through cyber attacks, cyber intrusions or otherwise, and other significant disruptions of information technology networks and related systems. See also “Item 1A. Risk Factors – Risks Related to our Operations – We face risks associated with security breaches through cyber attacks, cyber intrusions, ransomware or otherwise, as well as other significant disruptions of our information technology (“IT”) networks and related systems.” We have never experienced any cybersecurity incidents that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. With the assistance of a third party technology consulting firm, we have adopted and implemented an approach to identify and mitigate cybersecurity risks. For example, we have adopted and implemented, or are in the process of adopting and implementing, many of the voluntary practices recommended under the National Institute of Standards and Technology cybersecurity framework 2.0, which we believe is a best practice for U.S.-based real estate companies.

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

ITEM 2. PROPERTIES

Properties

The following table sets forth information about our portfolio by geographic location as of December 31, 2024:

Market	Rentable Square Feet	Occupancy	Percentage of Annualized GAAP Rental Revenue (1)
Nashville	5,098,000	89.0%	20.3%
Raleigh	5,592,000	88.6	20.2
Atlanta	4,935,000	83.7	16.5
Tampa	3,196,000	87.8	12.3
Charlotte	1,991,000	96.3	10.3
Orlando	1,789,000	88.3	6.5
Richmond	1,845,000	85.4	4.6
Other	2,754,000	79.5	9.3
Total	27,200,000	87.1%	100.0%
__________
(1)Annualized GAAP Rental Revenue is GAAP rental revenue (base rent plus cost recovery income, including straight-line rent) from our office properties for the month of December 2024 multiplied by 12.

The following table sets forth the net changes in rentable square footage of our portfolio:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Acquisitions	—	—	367
Developments Placed In-Service	18	—	263
Remeasurements/Other (1)	575	5	(11)
Dispositions	(605)	(383)	(437)
Net Change in Rentable Square Footage	(12)	(378)	182
__________
(1)Increase in square footage during 2024 is due to the inclusion of in-service properties owned by consolidated and unconsolidated joint ventures (at our share). See Explanatory Note.

The following table sets forth operating information about our portfolio:

	Average Occupancy	Annualized GAAP Rent Per Square Foot (1)	Annualized Cash Rent Per Square Foot (2)
2020	90.7%	$29.23	$28.21
2021	90.0%	$30.75	$29.63
2022	90.8%	$31.89	$30.51
2023	89.2%	$32.79	$32.18
2024	88.0%	$33.73	$33.18
__________
(1)Annualized GAAP Rent Per Square Foot is GAAP rental revenue (base rent plus cost recovery income, including straight-line rent) for the month of December of the respective year multiplied by 12, divided by total occupied rentable square footage.
(2)Annualized Cash Rent Per Square Foot is cash rental revenue (base rent plus cost recovery income, excluding straight-line rent) for the month of December of the respective year multiplied by 12, divided by total occupied rentable square footage.

Customers

The following table sets forth information concerning the 20 largest customers in our portfolio as of December 31, 2024:

Customer	Rentable Square Feet	Annualized GAAP Rental Revenue (1)	Percent of Total Annualized GAAP Rental Revenue (1)	Weighted Average Remaining Lease Term in Years
		(in thousands)
Bank of America	648,440	$30,168	3.78%	9.2
Asurion	543,794	28,042	3.51	11.8
Metropolitan Life Insurance	667,228	21,228	2.66	6.2
Federal Government	736,663	21,120	2.64	4.0
Bridgestone Americas	506,128	19,684	2.46	12.7
PPG Industries	370,927	11,284	1.41	6.5
Vanderbilt University	294,389	9,672	1.21	4.9
Mars Petcare	223,700	9,194	1.15	6.4
Albemarle Corporation	162,368	7,154	0.90	9.1
Bass, Berry & Sims	213,951	6,987	0.87	0.1
J.P. Morgan Chase & Co.	183,864	6,508	0.81	3.4
State of Georgia	302,443	6,144	0.77	1.6
Deloitte	132,328	6,027	0.75	5.9
Lifepoint Corporate Services	202,991	5,814	0.73	4.2
Delta Community Credit Union	128,589	5,531	0.69	7.8
CapFinancial Group	120,847	5,495	0.69	8.6
Regus	169,833	5,368	0.67	5.6
Fisher Asset Management	179,184	5,255	0.66	5.3
The Cigna Group	180,728	5,187	0.65	3.0
Global Payments	168,051	5,055	0.63	8.2
Total	6,136,446	$220,917	27.64%	7.3
__________
(1)Annualized GAAP Rental Revenue is GAAP rental revenue (base rent plus cost recovery income, including straight-line rent) for the month of December 2024 multiplied by 12.

Lease Expirations

The following table sets forth scheduled lease expirations for existing leases in our portfolio as of December 31, 2024:

Lease Expiring (1)	Number of Leases Expiring	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases	Annualized GAAP Rental Revenue Under Expiring Leases (2)	Average Annual GAAP Rental Rate Per Square Foot for Expirations	Percent of Annualized GAAP Rental Revenue Represented by Expiring Leases (2)
				(in thousands)
2025 (3)	523	2,699,719	11.4%	$80,251	$29.73	10.0%
2026	348	2,218,130	9.4	72,868	32.85	9.1
2027	349	2,668,478	11.3	85,833	32.17	10.7
2028	258	2,411,216	10.2	80,393	33.34	10.1
2029	228	1,864,565	7.9	58,353	31.30	7.3
2030	217	2,951,965	12.4	90,918	30.80	11.4
2031	107	2,537,503	10.7	83,703	32.99	10.5
2032	74	1,089,158	4.6	44,056	40.45	5.5
2033	62	1,219,071	5.1	44,773	36.73	5.6
2034	49	1,502,307	6.3	61,645	41.03	7.7
Thereafter	106	2,531,399	10.7	96,339	38.06	12.1
	2,321	23,693,511	100.0%	$799,132	$33.73	100.0%
__________
(1)Expirations that have been renewed are reflected above based on the renewal expiration date. Expirations include leases related to completed not stabilized development properties but exclude leases related to developments in-process.
(2)Annualized GAAP Rental Revenue is GAAP rental revenue (base rent plus cost recovery income, including straight-line rent) for the month of December 2024 multiplied by 12.
(3)Includes 47,000 rentable square feet of leases that are on a month-to-month basis, which represent 0.2% of total annualized GAAP rental revenue.

In-Process Development

The following table summarizes our in-process office development activity as of December 31, 2024:

Property	Market	Own %	Consolidated (Y/N)	Rentable Square Feet	Anticipated Total Investment (1)	Investment as of December 31, 2024	Pre Leased %	Estimated Completion	Estimated Stabilization
					($ in thousands)
23Springs	Dallas	50.0%	N	642,000	$460,000	$299,422	61.6%	1Q 25	1Q 28
Midtown East	Tampa	50.0%	N	143,000	83,000	53,510	34.5	1Q 25	2Q 26
GlenLake Two Retail (2)	Raleigh	100.0%	Y	8,600	8,100	1,241	100.0	1Q 26	1Q 26
				793,600	$551,100	$354,173	57.1%
__________
(1)Includes estimated lease up costs for tenant improvements and lease commissions until the property has reached stabilization.
(2)Will be recorded in development-in-process on our Consolidated Balance Sheets once we begin construction on the project.

Land Held for Development

As of December 31, 2024, we estimate that we can develop approximately 4.6 million rentable square feet of office space on the wholly-owned development land that we consider core assets for our future development needs. Our core office development land is zoned and available for development, and nearly all of the land has utility infrastructure in place. We believe that our commercially zoned and unencumbered land gives us a development advantage over other commercial office development companies in many of our markets. We also own additional development land on which we or third parties can develop approximately 2.8 million square feet of mixed-use real estate projects, including retail and multi-family.

Joint Venture Investments

The following table sets forth information about our in-service joint venture investments by geographic location as of December 31, 2024:

	Rentable Square Feet	Weighted Average Ownership Interest (1)	Occupancy
Market
Dallas	542,000	50.0%	99.4%
Kansas City (2)	292,000	50.0	89.4
Richmond	354,000	50.0	100.0
Tampa (3)	152,000	80.0	100.0
Total	1,340,000	53.4%	97.5%
__________
(1)Weighted Average Ownership Interest is calculated using Rentable Square Feet.
(2)Excludes our 26.5% unconsolidated ownership interest in a real estate brokerage services company.
(3)The Midtown West joint venture in Tampa is consolidated.

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

ITEM X. INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The Company is the sole general partner of the Operating Partnership. The following table sets forth information with respect to the Company’s executive officers:

Name	Age	Position and Background
Theodore J. Klinck	59	Director, President and Chief Executive Officer.
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

Brian M. Leary	50
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

Brendan C. Maiorana	49	Executive Vice President and Chief Financial Officer.
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

Jeffrey D. Miller	54	Executive Vice President, General Counsel and Secretary.
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on the NYSE under the symbol “HIW.” On December 31, 2024, the Company had 571 common stockholders of record. There is no public trading market for the Common Units. On December 31, 2024, the Operating Partnership had 100 holders of record of Common Units (other than the Company). As of December 31, 2024, there were 107.6 million shares of Common Stock outstanding and 2.2 million Common Units outstanding not owned by the Company.

For information regarding our dividend payment history as well as a discussion of the factors that influence the decisions of the Company’s Board of Directors regarding dividends and distributions, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Dividends and Distributions.”

The following total return performance graph compares the performance of our Common Stock to the S&P 500 Index and the FTSE NAREIT Equity Office Index. The total return performance graph assumes an investment of $100 in our Common Stock and the two indices on December 31, 2019, and further assumes the reinvestment of all dividends. The FTSE NAREIT Equity Office Index consists of the REITs in the FTSE NAREIT All Equity REITs Index that principally operate in the office sector. Total return performance is not necessarily indicative of future results.

Total Return Performance
Highwoods Properties, Inc.
S&P 500 Index
FTSE NAREIT Equity Office Index
Index Value
250
200
150
100
50
0
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24

	For the Period from December 31, 2019 to December 31,
Index	2020	2021	2022	2023	2024
Highwoods Properties, Inc.	85.24	100.26	66.60	59.85	85.65
S&P 500 Index	118.40	152.39	124.79	157.59	197.02
FTSE NAREIT Equity Office Index	81.56	99.51	62.07	63.34	76.95

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

Information about the Company’s equity compensation plans and other related stockholder matters is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 13, 2025.

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

•increases in interest rates could increase our debt service costs;

•increases in operating expenses could negatively impact our operating results;

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

Executive Summary

Our vision is to be a leader in the evolution of commercial real estate for the benefit of our customers, our communities and those who invest with us. Our mission is to create environments and experiences that inspire our teammates and our customers to achieve more together. We are in the work-placemaking business and believe that by creating exceptional environments and experiences, we can deliver greater value to our customers, their teammates and, in turn, our shareholders. By creating and operating commute-worthy places, we support the growth and success of our customers and contribute to the vitality of our communities. Our simple strategy is to own and operate high-quality workplaces in the BBDs within our footprint, maintain a strong balance sheet to be opportunistic throughout economic cycles, employ a talented and dedicated team and communicate transparently with all stakeholders. We focus on owning and managing buildings in the most dynamic and vibrant BBDs. BBDs are highly-energized and amenitized workplace locations that enhance our customers’ ability to attract and retain talent. They are both urban and suburban. Providing the most talent-supportive workplace options in these environments is core to our work-placemaking strategy.

Our investment thesis is to generate attractive and sustainable returns over the long term for our stockholders by developing, acquiring and owning a portfolio of high-quality, differentiated office buildings in the BBDs of our core markets. A core component of this strategy is to continuously strengthen the financial and operational performance, resiliency and long-term growth prospects of our existing in-service portfolio and recycle those properties that no longer meet our criteria.

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

Occupancy in our office portfolio decreased from 88.9% as of December 31, 2023 to 87.1% as of December 31, 2024. We expect average occupancy in our office portfolio to range from 85.0% to 86.5% for 2025.

Whether or not our rental revenue tracks average occupancy proportionally depends upon whether GAAP rents under signed new and renewal leases are higher or lower than the GAAP rents under expiring leases. Annualized rental revenues from second generation leases expiring during any particular year are typically less than 15% of our total annual rental revenues. The following table sets forth information regarding second generation office leases signed during the fourth quarter of 2024 (we define second generation office leases as leases with new customers and renewals of existing customers in both consolidated and unconsolidated office space that has been previously occupied and leases with respect to vacant space in acquired buildings):

	New	Renewal	All Office
Leased space (in rentable square feet)	348,797	919,011	1,267,808
Average term (in years - rentable square foot weighted)	7.4	6.2	6.6
Base rents (per rentable square foot) (1)	$35.75	$34.64	$34.94
Rent concessions (per rentable square foot) (1)	(2.01)	(1.47)	(1.62)
GAAP rents (per rentable square foot) (1)	$33.74	$33.17	$33.32
Tenant improvements (per rentable square foot) (1)	$5.13	$3.78	$4.15
Leasing commissions (per rentable square foot) (1)	$1.32	$1.00	$1.09
__________
(1)    Weighted average per rentable square foot on an annual basis over the lease term.

Annual combined GAAP rents for new and renewal leases signed in the fourth quarter were $33.32 per rentable square foot, 12.2% higher compared to previous leases in the same office spaces.

We strive to maintain a diverse, stable and creditworthy customer base. We have an internal guideline whereby customers that account for more than 3% of our revenues are periodically reviewed with the Company's Board of Directors. As of December 31, 2024, only Bank of America (3.8%) and Asurion (3.5%) accounted for more than 3% of our annualized GAAP revenues. See “Item 2. Properties - Customers.”

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

Net Operating Income

Whether or not we record increasing net operating income (“NOI”) in our same property portfolio typically depends upon our ability to garner higher rental revenues, whether from higher average occupancy, higher GAAP rents per rentable square foot or higher cost recovery income, that exceed any corresponding growth in operating expenses. Consolidated same property NOI was $4.3 million, or 0.8%, lower in 2024 as compared to 2023 due to an increase of $8.3 million in same property expenses offset by an increase of $4.0 million in same property revenues. We expect same property NOI to be lower in 2025 as compared to 2024 primarily due to lower anticipated average occupancy.

In addition to the effect of same property NOI, whether or not NOI increases typically depends upon whether the NOI from our acquired properties and recently completed development projects exceeds the lost NOI from property dispositions. NOI was $11.5 million, or 2.0%, lower in 2024 as compared to 2023 primarily due to lost NOI from property dispositions and lower consolidated same property NOI, partially offset by NOI from recently completed development projects in Raleigh and Charlotte. We expect NOI to be lower in 2025 as compared to 2024 due to lost NOI from property dispositions and an anticipated decrease in same property NOI, partially offset by recently completed development projects.

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

Liquidity and Capital Resources

We continue to maintain a conservative and flexible balance sheet and believe we have ample liquidity to fund our operations and growth prospects. As of January 31, 2025, we had approximately $34 million of existing cash and $119.0 million drawn on our $750 million revolving credit facility, which is scheduled to mature in January 2028 (but can be extended for two additional six-month periods at our option). As of December 31, 2024, our leverage ratio, as measured by the ratio of our mortgages and notes payable and outstanding preferred stock to the undepreciated book value of our assets, was 42.1%, and there were 109.8 million diluted shares of Common Stock outstanding.

Rental and other revenues are our principal source of funds to meet our short-term liquidity requirements. Other sources of funds for short-term liquidity needs include available working capital and borrowings under our revolving credit facility. Our short-term liquidity requirements primarily consist of operating expenses, interest and principal amortization on our debt, distributions and capital expenditures, including building improvement costs, tenant improvement costs and lease commissions. Building improvements are capital costs to maintain or enhance existing buildings not typically related to a specific customer. Tenant improvements are the costs required to customize space for our customers' specific needs. We anticipate that our available cash and cash equivalents and cash provided by operating activities and planned financing activities, including borrowings under our revolving credit facility, will be adequate to meet our short-term liquidity requirements. We use our revolving credit facility for working capital purposes, the short-term funding of our development and acquisition activity and, in certain instances, the repayment of other debt. The continued ability to borrow under the revolving credit facility allows us to quickly capitalize on strategic opportunities at short-term interest rates.

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

Results of Operations

Comparison of 2024 to 2023

Rental and Other Revenues

Rental and other revenues were $8.1 million, or 1.0%, lower in 2024 as compared to 2023 primarily due to lost revenue from property dispositions in Raleigh, which decreased rental and other revenues by $14.4 million. This decrease was partially offset by higher consolidated same property revenues and recently completed development projects in Raleigh and Charlotte, which increased rental and other revenues by $4.0 million and $3.1 million, respectively. Same property rental and other revenues were higher primarily due to higher average GAAP rents per rentable square foot, higher cost recoveries and higher parking income, partially offset by a decrease in average occupancy. We expect rental and other revenues to be lower in 2025 as compared to 2024 due to lower anticipated average occupancy and lost revenue from property dispositions, partially offset by recently completed development projects in Raleigh and Charlotte.

Operating Expenses

Rental property and other expenses were $3.4 million, or 1.3%, higher in 2024 as compared to 2023 primarily due to $8.3 million of higher consolidated same property operating expenses, partially offset by a $4.6 million decrease in operating expenses from property dispositions in Raleigh. Same property operating expenses were higher primarily due to higher contract services, property insurance, repairs and maintenance and utilities, partially offset by lower taxes. We expect operating expenses to be lower in 2025 as compared to 2024 primarily due to property dispositions.

Depreciation and amortization expense was $0.4 million, or 0.1%, lower in 2024 as compared to 2023 primarily due to property dispositions in Raleigh and fully amortized acquisition-related intangible assets. These decreases were partially offset by accelerated depreciation and amortization of tenant improvements and deferred leasing costs associated with the cancellation of a lease with a backfill customer for 110,000 square feet in the former Tivity building in Nashville that was originally scheduled to commence in the third quarter of 2024 and recently completed development projects in Raleigh and Charlotte. We expect depreciation and amortization to be lower in 2025 as compared to 2024 due to property dispositions, fully amortized acquisition-related intangible assets and the accelerated costs relating to the Nashville lease cancellation in 2024.

In 2024, we recorded an impairment charge of $24.6 million to lower the carrying amount of EQT Plaza in Pittsburgh to its estimated fair value. EQT Plaza is a 616,000 square foot non-core office building located in Pittsburgh’s CBD. We recorded no such impairment in 2023.

General and administrative expenses were $1.0 million, or 2.2%, lower in 2024 as compared to 2023, primarily due to lower predevelopment cost write-offs, partially offset by higher incentive compensation. We expect general and administrative expenses to be lower in 2025 as compared to 2024 due to lower predevelopment cost write-offs, partially offset by higher salaries and benefits.

Interest Expense

Interest expense was $10.5 million, or 7.7%, higher in 2024 as compared to 2023 primarily due to higher average interest rates and higher average debt balances. We expect interest expense to be lower in 2025 as compared to 2024 due to lower average interest rates and lower average debt balances, partially offset by lower capitalized interest.

Other Income

Other income was $7.9 million higher in 2024 as compared to 2023 primarily due to a refund of $5.8 million in the aggregate of Tennessee franchise taxes paid for the 2020 through 2023 tax years. During the second quarter of 2024, the State of Tennessee modified the methodology for calculating franchise taxes. The modification lowers our annual franchise tax obligation and was allowed to be applied retrospectively back to 2020. We also earned higher interest income from seller financing and loans provided to the 2827 Peachtree and Midtown East joint ventures.

Gains on Disposition of Property

Gains on disposition of property were $1.0 million lower in 2024 as compared to 2023. The gains during 2024 related to building dispositions in Raleigh and a land disposition in Greensboro, while the gains during 2023 related to building dispositions in Nashville, Tampa and Raleigh and a land disposition in Nashville.

Gain on Deconsolidation of Affiliate

We recognized a gain on deconsolidation of $11.8 million in 2023 related to adjusting our retained interest in the Markel joint venture to fair value. We recorded no such gain on deconsolidation in 2024.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $3.1 million higher in 2024 as compared to 2023 primarily due to lower interest expense from our McKinney and Olive joint venture due to the payoff of a mortgage loan in the third quarter of 2024, higher income from our 2827 Peachtree joint venture, which was completed in the third quarter of 2023, and predevelopment cost write-offs on our Markel joint venture in 2023. These increases were partially offset by a higher net loss from our Granite Park Six joint venture, which was completed in the third quarter of 2023 but is not yet stabilized.

Earnings Per Common Share - Diluted

Diluted earnings per common share was $0.45 lower in 2024 as compared to 2023 due to a decrease in net income for the reasons discussed above.

Comparison of 2023 to 2022

For a comparison of 2023 to 2022, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations” in our 2023 Annual Report on Form 10-K.

Liquidity and Capital Resources

Statements of Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in the Company’s cash flows (in thousands):

	Year Ended December 31,
	2024	2023	2022	2024-2023 Change	2023-2022 Change
Net Cash Provided By Operating Activities	$403,584	$386,962	$421,779	$16,622	$(34,817)
Net Cash Used In Investing Activities	(302,435)	(169,686)	(614,799)	(132,749)	445,113
Net Cash Provided By/(Used In) Financing Activities	(99,041)	(205,426)	187,927	106,385	(393,353)
Total Cash Flows	$2,108	$11,850	$(5,093)	$(9,742)	$16,943

Comparison of 2024 to 2023

The change in net cash provided by operating activities in 2024 as compared to 2023 was primarily due to net cash from the operations of consolidated same properties, recently completed development projects in Raleigh and Charlotte and changes in operating assets and liabilities, partially offset by property dispositions and higher interest expense. We expect net cash related to operating activities to be lower in 2025 as compared to 2024 due to lower anticipated occupancy and property dispositions, partially offset by net cash from recently completed development projects in Raleigh and Charlotte.

The change in net cash used in investing activities in 2024 as compared to 2023 was primarily due to the redemption of our short-term preferred equity investment in the McKinney and Olive joint venture in 2023, contributions to the McKinney and Olive joint venture in 2024 to pay off a mortgage loan, contributions to the Granite Park Six joint venture in 2024 to pay down a construction loan, the acquisition of fee simple title to land underneath our Century Center assets in Atlanta in 2024 and higher investments in tenant improvements and deferred leasing costs in 2024. These changes were partially offset by lower investments in building improvements and development in process. We expect uses of cash for investing activities in 2025 to be primarily driven by whether or not we acquire and commence development of additional office buildings in the BBDs of our markets. We expect these uses of cash for investing activities will be partially offset by proceeds from property dispositions in 2025.

The change in net cash used in financing activities in 2024 as compared to 2023 was primarily due to higher net debt borrowings and proceeds from issuance of common stock in 2024. Assuming the net effect of our acquisition, disposition and development activity in 2025 results in an increase to our assets, we would expect outstanding debt and/or Common Stock balances to increase.

Comparison of 2023 to 2022

For a comparison of 2023 to 2022, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in our 2023 Annual Report on Form 10-K.

Capitalization

The following table sets forth the Company’s capitalization (in thousands, except per share amounts):

	December 31,
	2024	2023
Mortgages and notes payable, net, at recorded book value	$3,293,559	$3,213,206
Preferred Stock, at liquidation value	$28,811	$28,811
Common Stock outstanding	107,624	105,710
Common Units outstanding (not owned by the Company)	2,151	2,157
Per share stock price at year end	$30.58	$22.96
Market value of Common Stock and Common Units	$3,356,920	$2,476,626
Total capitalization	$6,679,290	$5,718,643

As of December 31, 2024, our mortgages and notes payable and outstanding preferred stock represented 49.7% of our total capitalization and 42.1% of the undepreciated book value of our assets. See also “Executive Summary - Liquidity and Capital Resources.”

Our mortgages and notes payable as of December 31, 2024 consisted of $712.2 million of secured indebtedness with a weighted average interest rate of 4.43% and $2,595.8 million of unsecured indebtedness with a weighted average interest rate of 4.45%. The secured indebtedness was collateralized by real estate assets with an undepreciated book value of $1,245.0 million. As of December 31, 2024, $454.0 million of our debt does not bear interest at fixed rates or is not protected by interest rate hedge contracts.

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

During the fourth quarter of 2024, we acquired fee simple title to the land underneath our Century Center assets in Atlanta for a purchase price, including capitalized acquisition costs, of $50.8 million. We previously held most of our buildings in Century Center, a 12-building office park encompassing 1.7 million square feet and 13 acres of developable land, pursuant to a long-term ground lease with a third party who owned fee simple title to the land. Acquiring the land underneath our Century Center assets consolidates our ownership of the buildings and the land, which provides us with more long-term flexibility and certainty.

- Dispositions

On February 3, 2025, we sold three buildings in Tampa for a sales price of $145.0 million and expect to record a gain on disposition of property of $82.3 million.

During the fourth quarter of 2024, we sold a building in Raleigh for a sales price of $21.4 million and recorded a gain on disposition of property of $4.2 million.

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

- Impairments

During the fourth quarter of 2024, we recorded an impairment charge of $24.6 million to lower the carrying amount of EQT Plaza to its estimated fair value.

- Joint Venture Investments

We have a 50% interest in the McKinney & Olive joint venture. During the third quarter of 2024, the McKinney & Olive joint venture paid off at maturity the remaining $134.3 million balance on a secured mortgage loan with a stated interest rate of 4.5% and an effective interest rate of 5.3%. In connection with this loan payoff, we and Granite each contributed $62.1 million to the joint venture.

We have a 50% interest in the Granite Park Six joint venture. During the third quarter of 2024, the Granite Park Six joint venture paid down the outstanding $70.9 million balance with respect to a $115.0 million construction loan obtained in 2022. The loan, which matures in January 2026, has an interest rate of SOFR plus 394 basis points. In connection with this loan paydown, we and Granite each contributed $35.5 million to the joint venture. In connection with this loan, the Granite Park Six joint venture obtained interest rate hedge contracts that effectively cap the underlying SOFR rate at 3.5%. The initial contract capped the rate with respect to $95.2 million of any outstanding amounts and expired in July 2024. The new contract caps the rate with respect to $38.8 million of any outstanding amounts and expires in July 2025. As of December 31, 2024, $1.9 million was drawn on this loan.

We have a 50% interest in the 23Springs joint venture. The 23Springs joint venture obtained a construction loan for $265.0 million, with an interest rate of SOFR plus 355 basis points and a maturity date of March 2026. In connection with this loan, the 23Springs joint venture obtained interest rate hedge contracts that effectively cap the underlying SOFR rate at 3.5%. The initial contract capped the rate with respect to $83.0 million of any outstanding amounts and expired in April 2024. The new contract caps the rate with respect to $134.0 million of any outstanding amounts and expires in April 2025. As of December 31, 2024, $94.6 million was drawn on this loan.

- In-Process Development

For a table summarizing our in-process office development activity, see “Item 2. Properties - In-Process Development.”

Financing Activity

During 2023, we entered into separate equity distribution agreements with each of Wells Fargo Securities, LLC, BofA Securities, Inc., BTIG, LLC, Jefferies LLC, J.P. Morgan Securities LLC, Regions Securities LLC, TD Securities (USA) LLC and Truist Securities, Inc. Under the terms of the equity distribution agreements, the Company may offer and sell up to $300.0 million in aggregate gross sales price of shares of Common Stock from time to time through such firms, acting as agents of the Company or as principals. Sales of the shares, if any, may be made by means of ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices or as otherwise agreed with any of such firms (which may include block trades). During the fourth quarter of 2024, the Company issued 1.6 million shares of Common Stock under its equity distribution agreements at an average gross sales price of $32.71 per share and received net proceeds, after sales commissions, of $51.3 million. We paid an aggregate of $0.8 million in sales commissions to BTIG, LLC, TD Securities (USA) LLC and Truist Securities, Inc. during the fourth quarter of 2024.

Our $750.0 million unsecured revolving credit facility was modified during the first quarter of 2024 and is now scheduled to mature in January 2028 (but can be extended for two additional six-month periods at our option assuming no defaults have occurred). The interest rate on our revolving credit facility is SOFR plus a related spread adjustment of 10 basis points and a borrowing spread of 85 basis points, based on current credit ratings. The annual facility fee is 20 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody’s Investors Service or Standard & Poor’s Ratings Services. We incurred $7.7 million of debt issuance costs during the first quarter of 2024, which will be amortized along with certain existing unamortized debt issuance costs over the remaining term of our new revolving credit facility and recorded $0.2 million of loss on debt extinguishment. During the second quarter of 2024, we modified the revolving credit facility to provide that the interest rate may be adjusted upward or downward by 2.5 basis points depending upon whether or not we achieve certain pre-determined sustainability goals with respect to the ongoing reduction of greenhouse gas emissions. There was $104.0 million and $119.0 million outstanding under our revolving credit facility as of December 31, 2024 and

January 31, 2025, respectively. As of both December 31, 2024 and January 31, 2025, we had $0.1 million of outstanding letters of credit, which reduce the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility as of December 31, 2024 and January 31, 2025 was $645.9 million and $630.9 million, respectively.

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

As of December 31, 2024, the Operating Partnership had the following unsecured notes outstanding ($ in thousands):

	Face Amount	Carrying Amount	Stated Interest Rate	Effective Interest Rate (1)
Notes due March 2027	$300,000	$299,134	3.875%	4.038%
Notes due March 2028	$350,000	$348,690	4.125%	4.271%
Notes due April 2029	$350,000	$349,583	4.200%	4.234%
Notes due February 2030	$400,000	$399,498	3.050%	3.079%
Notes due February 2031	$400,000	$399,048	2.600%	2.645%
Notes due February 2034	$350,000	$345,862	7.650%	7.836%
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

Contractual Obligations

The following table sets forth a summary regarding our known material contractual obligations on a cash basis, including required interest payments for those items that are interest bearing, as of December 31, 2024 (in thousands):

		Amounts due during the years ending December 31,
	Total	2025	2026	2027	2028	2029	Thereafter
Mortgages and Notes Payable:
Principal payments (1)	$3,305,089	$7,268	$207,035	$458,755	$802,765	$517,210	$1,312,056
Interest payments	718,889	147,295	139,851	120,915	90,155	63,604	157,069
Purchase Obligations:
Lease and contractual commitments and contingent consideration (2)	232,597	180,832	45,448	3,660	325	1,513	819
Other Commitments:
Advances to unconsolidated affiliates (3)	35,514	28,762	6,659	93	—	—	—
Operating and Finance Lease Obligations:
Ground leases	81,894	2,071	2,121	2,172	2,226	2,067	71,237
Total	$4,373,983	$366,228	$401,114	$585,595	$895,471	$584,394	$1,541,181
__________
(1)Excludes amortization of premiums, discounts, debt issuance costs and/or purchase accounting adjustments.
(2)Consists primarily of commitments under signed leases and contracts for operating properties (excluding tenant-funded tenant improvements), contracts for development/redevelopment projects and unfunded joint venture equity contributions agreed to at formation. Tenant improvements that can be used at the option of the customer at any time during the remaining lease term have been reflected in 2025. The timing of these lease and contractual commitments may fluctuate.
(3)Includes estimated draws on loan commitments to our joint ventures related to our unconsolidated development activity.

The interest payments due on mortgages and notes payable are based on the stated rates for the fixed rate debt and on the rates in effect as of December 31, 2024 for the variable rate debt. The weighted average interest rate on our fixed and variable rate debt was 4.31% and 5.33%, respectively, as of December 31, 2024. For additional information about our operating and finance lease obligations, mortgages and notes payable and purchase obligations, see Notes 2, 6 and 7, respectively, to our Consolidated Financial Statements.

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

On January 29, 2025, the Company declared a cash dividend of $0.50 per share of Common Stock, which is payable on March 11, 2025 to stockholders of record as of February 18, 2025.

The Company declared and paid a cash dividend of $0.50 per share of Common Stock in each quarter of 2024.

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

We had $22.4 million of cash and cash equivalents as of December 31, 2024. The unused capacity of our revolving credit facility as of December 31, 2024 and January 31, 2025, respectively, was $645.9 million and $630.9 million.

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

During the remainder of 2025, we expect to sell up to an additional $150 million of properties no longer considered to be core assets due to location, age, quality and/or overall strategic fit. We can make no assurance, however, that we will sell any additional non-core assets or, if we do, what the timing or terms of any such sale will be.

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

We use considerable judgement in our estimates of cash flow projections, discount, capitalization and interest rates, fair market lease rates, carrying costs during hypothetical expected lease-up periods and costs to execute similar leases. While our methodology for purchase price allocation did not change during the year ended December 31, 2024, the real estate market is fluid and our assumptions are based on information currently available in the market at the time of acquisition. Significant increases or decreases in these key estimates, particularly with regards to cash flow projections and discount and capitalization rates, would result in a significantly lower or higher fair value measurement of the real estate assets being acquired.

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

Credit Losses on Lease Related Receivables

Credit losses on lease related receivables, which include accounts receivable and accrued straight-line rents receivable, are recorded as a reduction to rental and other revenues when the amount recorded is determined, in management’s judgement, to not be probable of collection. Management’s evaluation of collectability requires the exercise of considerable judgement in assessing the current credit quality of our customers using payment history and other available information about the financial condition of the customers. During the year ended December 31, 2024, we have not experienced significant credit losses based on management’s evaluation of collectability of our lease receivables. If management’s assumptions regarding the collectability of lease related receivables prove incorrect, we could experience credit losses in excess of what was recognized in rental and other revenues.

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

The following table sets forth the Company’s FFO, FFO available for common stockholders and FFO available for common stockholders per share (in thousands, except per share amounts):

	Year Ended December 31,
	2024	2023	2022
Funds from operations:
Net income	$104,254	$151,330	$163,958
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates	34	549	(1,230)
Depreciation and amortization of real estate assets	296,277	296,705	284,723
Impairments of depreciable properties	24,600	—	35,000
(Gains) on disposition of depreciable properties	(46,467)	(33,288)	(47,807)
(Gain) on deconsolidation of affiliate	—	(11,778)	—
Unconsolidated affiliates:
Depreciation and amortization of real estate assets	15,001	12,223	1,160
Funds from operations	393,699	415,741	435,804
Dividends on Preferred Stock	(2,485)	(2,485)	(2,486)
Funds from operations available for common stockholders	$391,214	$413,256	$433,318
Funds from operations available for common stockholders per share	$3.61	$3.83	$4.03
Weighted average shares outstanding (1)	108,319	107,785	107,567
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

In previous periods, our same property portfolio consisted only of wholly owned in-service properties. Beginning in 2024, we updated our same property portfolio to include our share of in-service joint venture properties. As of December 31, 2024, our same property portfolio consisted of 152 wholly owned and joint venture in-service properties encompassing 27.2 million rentable square feet that were owned during the entirety of the periods presented (from January 1, 2023 to December 31, 2024). As of December 31, 2023, our same property portfolio consisted of 154 wholly owned in-service properties encompassing 26.6 million rentable square feet that were owned during the entirety of the periods presented (from January 1, 2022 to December 31, 2023). The change in our same property portfolio was due to the addition of six joint venture properties encompassing 0.7 million rentable square feet, one property acquired during 2022 encompassing 0.4 million rentable square feet and one newly developed property placed in service during 2022 encompassing 0.1 million rentable square feet, offset by the removal of 10 properties that were sold during 2024 encompassing 0.6 million rentable square feet.

The following table sets forth the Company’s NOI, same property NOI and same property cash NOI (in thousands):

	Year Ended December 31,
	2024	2023
Net income	$104,254	$151,330
Equity in earnings of unconsolidated affiliates	(4,158)	(1,107)
Gain on deconsolidation of affiliate	—	(11,778)
Gains on disposition of property	(46,817)	(47,773)
Other income	(12,337)	(4,435)
Interest expense	147,198	136,710
General and administrative expenses	41,903	42,857
Impairments of real estate assets	24,600	—
Depreciation and amortization	299,046	299,411
Net operating income	553,689	565,215
Our share of unconsolidated joint venture same property net operating income	18,686	18,436
Partner's share of consolidated joint venture same property net operating income	(1,110)	(1,009)
Non same property and other net operating (income)/loss	(3,242)	(10,536)
Same property net operating income	$568,023	$572,106

Same property net operating income	$568,023	$572,106
Lease termination fees, straight-line rent and other non-cash adjustments	(13,961)	(25,782)
Same property cash net operating income	$554,062	$546,324

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

As of December 31, 2024, we had $2,854.0 million principal amount of fixed rate debt outstanding, a $6.9 million decrease as compared to December 31, 2023. The estimated aggregate fair market value of this debt was $2,659.4 million. If interest rates had been 100 basis points higher, the aggregate fair market value of our fixed rate debt would have been $117.3 million lower. If interest rates had been 100 basis points lower, the aggregate fair market value of our fixed rate debt would have been $124.7 million higher.

As of December 31, 2024, we had $454.0 million of variable rate debt outstanding not protected by interest rate hedge contracts, an $84.0 million increase as compared to December 31, 2023. If the weighted average interest rate on this variable rate debt had been 100 basis points higher or lower, the annual interest expense as of December 31, 2024 would increase or decrease by $4.5 million.

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

Under the supervision of the Company’s CEO and CFO, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have concluded that, as of December 31, 2024, the Company’s internal control over financial reporting was effective. Deloitte & Touche LLP, our independent registered public accounting firm, has issued their attestation report, which is included below, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024.

Management’s Annual Report on the Operating Partnership’s Internal Control Over Financial Reporting

The Operating Partnership is also required to establish and maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Under the supervision of the Company’s CEO and CFO, we conducted an evaluation of the effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2024 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have concluded that, as of December 31, 2024, the Operating Partnership’s internal control over financial reporting was effective. SEC rules do not require us to obtain an attestation report of Deloitte & Touche LLP on the effectiveness of the Operating Partnership’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Highwoods Properties, Inc.:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Highwoods Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 11, 2025, expressed an unqualified opinion on those financial statements.

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
February 11, 2025

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2024 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were also no changes in the Operating Partnership’s internal control over financial reporting during the fourth quarter of 2024 that materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

Our current long-term equity incentive plan, pursuant to which our compensation and governance committee may grant stock options, shares of restricted stock and restricted stock units, originally authorized the issuance of up to 3,000,000 shares of common stock, of which not more than 1,000,000 shares could be issued in the form of restricted stock or restricted stock unit awards. To date, 757,640 shares of restricted stock have been issued and are outstanding under the plan. As a result, immediately prior to February 10, 2025, there were 2,242,360 shares available for future issuance under the plan. On February 10, 2025, our board approved an amendment to the plan to reduce the shares available for future issuance from 3,000,000 shares, of which not more than 1,000,000 shares could be issued in the form of restricted stock or restricted stock unit awards, to 1,035,000 shares in the aggregate. As a result, there are now 277,360 shares available for future issuance under our plan, all of which may be issued in the form of restricted stock or restricted stock unit awards.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about the Company’s executive officers and directors, the code of ethics that applies to the Company’s chief executive officer and senior financial officers, which is posted on our website, and certain corporate governance matters is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with the Company's annual meeting of stockholders to be held on May 13, 2025. No changes have been made to the procedures by which stockholders may recommend nominees to the Company’s board of directors since the 2024 annual meeting, which was held on May 14, 2024.

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

ITEM 11. EXECUTIVE COMPENSATION

Information about the compensation of the Company’s directors and executive officers is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 13, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about the beneficial ownership of Common Stock and the Company’s equity compensation plans is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 13, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information about certain relationships and related transactions, if any, and the independence of the Company’s directors is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 13, 2025.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information about fees paid to and services provided by our independent registered public accounting firm is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 13, 2025.

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

10.15
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

10.16	*	Amendment No. 1, dated as of February 10, 2025, to the Highwoods Properties, Inc. 2021 Long-Term Equity Incentive Plan
19		Insider Trading Policy and Procedures (filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 2023)
21		Schedule of Subsidiaries
23.1		Consent of Deloitte & Touche LLP for the Company
23.2		Consent of Deloitte & Touche LLP for the Operating Partnership
31.1		Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Company
31.2		Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Company
31.3		Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Operating Partnership
31.4		Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Operating Partnership
32.1		Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Company
32.2		Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Company
32.3		Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Operating Partnership
32.4		Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Operating Partnership
97		Policy Relating to Recovery of Erroneously Awarded Compensation (filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 2023)
101.INS		Inline XBRL Instance Document (the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document)
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________
* Represents management contract or compensatory plan.

__________

All other schedules are omitted because they are not applicable or because the required information is included in our Consolidated Financial Statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Highwoods Properties, Inc.:
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Highwoods Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Real Estate Assets – Determination of Impairment Indicators and Impairment —Refer to Note 1 and Note 3 to the financial statements

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

The Company makes judgments that determine whether specific real estate assets possess indicators of impairment. Changes in those judgments could have a material impact on the real estate assets that are identified for further analysis. For those real estate assets where impairment has been identified, the Company makes significant estimates and assumptions to determine the fair value using discounted future cash flows expected to be generated over the life of the asset.

Given (1) the Company’s evaluation of possible indications of impairment of real estate assets requires management to make judgments, (2), the undiscounted estimated future operating and residual cash flows to determine recoverability require management to make significant estimates and assumptions related to current and projected trends in rental, occupancy, capitalization rates and estimated hold periods, and (3), the discounted estimated future operating and residual cash flows to determine fair value also require management to make significant estimates and assumptions related to the current and projected trends discount rates, performing audit procedures to evaluate (a) whether management appropriately identified events or changes in circumstances indicating that the carrying amounts of real estate assets may not be recoverable, (b) the reasonableness of managements undiscounted future cash flow analysis, and (c) the reasonableness of managements discounted future cash flow analysis, required a high degree of auditor judgment and an increased extent of effort.

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

•We tested the effectiveness of controls over management’s determination of fair value utilized to record impairment charges.

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

•We evaluated the Company’s determination of fair value for those assets where impairment had been identified by performing the following:

–With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology and the market prices for comparable properties, and we developed a range of independent estimates of fair value and compared our estimates to those used by management.

/s/ Deloitte & Touche LLP

Raleigh, North Carolina
February 11, 2025

We have served as the Company’s auditor since 2006.

Table on Contents
HIGHWOODS PROPERTIES, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2024	2023
Assets:
Real estate assets, at cost:
Land	$570,286	$540,050
Buildings and tenant improvements	5,826,603	5,960,895
Development in-process	—	8,918
Land held for development	221,048	227,058
	6,617,937	6,736,921
Less-accumulated depreciation	(1,796,586)	(1,743,390)
Net real estate assets	4,821,351	4,993,531
Real estate and other assets, net, held for sale	55,409	—
Cash and cash equivalents	22,412	25,123
Restricted cash	11,265	6,446
Accounts receivable	28,287	28,094
Mortgages and notes receivable	11,064	4,795
Accrued straight-line rents receivable	308,853	310,649
Investments in and advances to unconsolidated affiliates	485,726	343,241
Deferred leasing costs, net of accumulated amortization of $170,312 and $175,697, respectively	209,967	225,924
Prepaid expenses and other assets, net of accumulated depreciation of $20,626 and $22,142, respectively	75,021	65,125
Total Assets	$6,029,355	$6,002,928
Liabilities, Noncontrolling Interests in the Operating Partnership and Equity:
Mortgages and notes payable, net	$3,293,559	$3,213,206
Accounts payable, accrued expenses and other liabilities	304,551	302,180
Total Liabilities	3,598,110	3,515,386
Commitments and contingencies
Noncontrolling interests in the Operating Partnership	65,791	49,520
Equity:
Preferred Stock, $0.01 par value, 50,000,000 authorized shares;
8.625% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 28,811 shares issued and outstanding	28,811	28,811
Common Stock, $0.01 par value, 200,000,000 authorized shares;
107,623,777 and 105,710,315 shares issued and outstanding, respectively	1,076	1,057
Additional paid-in capital	3,144,130	3,103,446
Distributions in excess of net income available for common stockholders	(810,608)	(698,020)
Accumulated other comprehensive loss	(2,246)	(1,997)
Total Stockholders’ Equity	2,361,163	2,433,297
Noncontrolling interests in consolidated affiliates	4,291	4,725
Total Equity	2,365,454	2,438,022
Total Liabilities, Noncontrolling Interests in the Operating Partnership and Equity	$6,029,355	$6,002,928
See accompanying notes to consolidated financial statements.

Table on Contents
HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Income
(in thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Rental and other revenues	$825,862	$833,997	$828,929
Operating expenses:
Rental property and other expenses	272,173	268,782	259,806
Depreciation and amortization	299,046	299,411	287,610
Impairments of real estate assets	24,600	—	36,515
General and administrative	41,903	42,857	42,266
Total operating expenses	637,722	611,050	626,197
Interest expense	147,198	136,710	105,385
Other income	12,337	4,435	1,530
Gains on disposition of property	46,817	47,773	63,546
Gain on deconsolidation of affiliate	—	11,778	—
Equity in earnings of unconsolidated affiliates	4,158	1,107	1,535
Net income	104,254	151,330	163,958
Net (income) attributable to noncontrolling interests in the Operating Partnership	(2,040)	(3,164)	(3,670)
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates	34	549	(1,230)
Dividends on Preferred Stock	(2,485)	(2,485)	(2,486)
Net income available for common stockholders	$99,763	$146,230	$156,572
Earnings per Common Share – basic:
Net income available for common stockholders	$0.94	$1.39	$1.49
Weighted average Common Shares outstanding – basic	106,167	105,529	105,120
Earnings per Common Share – diluted:
Net income available for common stockholders	$0.94	$1.39	$1.49
Weighted average Common Shares outstanding – diluted	108,319	107,785	107,567
See accompanying notes to consolidated financial statements.

Table on Contents
HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Comprehensive income:
Net income	$104,254	$151,330	$163,958
Other comprehensive income/(loss):
Settlement of cash flow hedges	—	(493)	—
Amortization of cash flow hedges	(249)	(293)	(238)
Total other comprehensive loss	(249)	(786)	(238)
Total comprehensive income	104,005	150,544	163,720
Less-comprehensive (income) attributable to noncontrolling interests	(2,006)	(2,615)	(4,900)
Comprehensive income attributable to common stockholders	$101,999	$147,929	$158,820
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Equity
(in thousands, except share amounts)

	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Income/(Loss)	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance as of December 31, 2021	104,892,780	$1,049	$28,821	$3,027,861	$(973)	$22,416	$(579,616)	$2,499,558
Issuances of Common Stock, net of issuance costs and tax withholdings	106,141	1	—	5,166	—	—	—	5,167
Conversions of Common Units to Common Stock	30,909	—	—	1,251	—	—	—	1,251
Dividends on Common Stock ($2.00 per share)		—	—	—	—	—	(210,183)	(210,183)
Dividends on Preferred Stock ($86.25 per share)		—	—	—	—	—	(2,486)	(2,486)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	39,502	—	—	—	39,502
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(1,411)	—	(1,411)
Issuances of restricted stock	181,807	—	—	—	—	—	—	—
Share-based compensation expense, net of forfeitures	(779)	2	—	7,550	—	—	—	7,552
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(3,670)	(3,670)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	1,230	(1,230)	—
Comprehensive income:
Net income		—	—	—	—	—	163,958	163,958
Other comprehensive loss		—	—	—	(238)	—	—	(238)
Total comprehensive income								163,720
Balance as of December 31, 2022	105,210,858	1,052	28,821	3,081,330	(1,211)	22,235	(633,227)	2,499,000
Issuances of Common Stock, net of issuance costs and tax withholdings	27,064	2	—	188	—	—	—	190
Conversions of Common Units to Common Stock	193,907	—	—	4,795	—	—	—	4,795
Dividends on Common Stock ($2.00 per share)		—	—	—	—	—	(211,023)	(211,023)
Dividends on Preferred Stock ($86.25 per share)		—	—	—	—	—	(2,485)	(2,485)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	10,152	—	—	—	10,152
Contributions from noncontrolling interests in consolidated affiliates		—	—	—	—	320	—	320
Issuances of restricted stock	282,453	—	—	—	—	—	—	—
Redemptions/repurchases of Preferred Stock		—	(10)	—	—	—	—	(10)
Share-based compensation expense, net of forfeitures	(3,967)	3	—	6,981	—	—	—	6,984
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(3,164)	(3,164)
Net loss attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	(549)	549	—
Deconsolidation of affiliate		—	—	—	—	(17,281)	—	(17,281)
Comprehensive income:
Net income		—	—	—	—	—	151,330	151,330
Other comprehensive loss		—	—	—	(786)	—	—	(786)
Total comprehensive income								150,544
Balance as of December 31, 2023	105,710,315	$1,057	$28,811	$3,103,446	$(1,997)	$4,725	$(698,020)	$2,438,022

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Equity - Continued
(in thousands, except share amounts)

	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Income/(Loss)	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total

Balance as of December 31, 2023	105,710,315	$1,057	$28,811	$3,103,446	$(1,997)	$4,725	$(698,020)	$2,438,022
Issuances of Common Stock, net of issuance costs and tax withholdings	1,583,545	16	—	51,221	—	—	—	51,237
Conversions of Common Units to Common Stock	5,385	—	—	132	—	—	—	132
Dividends on Common Stock ($2.00 per share)		—	—	—	—	—	(212,351)	(212,351)
Dividends on Preferred Stock ($86.25 per share)		—	—	—	—	—	(2,485)	(2,485)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	(18,666)	—	—	—	(18,666)
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(400)	—	(400)
Issuances of restricted stock	324,532	—	—	—	—	—	—	—
Share-based compensation expense, net of forfeitures	—	3	—	7,997	—	—	—	8,000
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(2,040)	(2,040)
Net loss attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	(34)	34	—
Comprehensive income:
Net income		—	—	—	—	—	104,254	104,254
Other comprehensive loss		—	—	—	(249)	—	—	(249)
Total comprehensive income								104,005
Balance as of December 31, 2024	107,623,777	$1,076	$28,811	$3,144,130	$(2,246)	$4,291	$(810,608)	$2,365,454
See accompanying notes to consolidated financial statements.

Table on Contents
HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Operating activities:
Net income	$104,254	$151,330	$163,958
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	299,046	299,411	287,610
Amortization of lease incentives and acquisition-related intangible assets and liabilities	1,413	1,135	(42)
Share-based compensation expense	8,000	6,984	7,552
Net credit losses on operating lease receivables	2,289	3,834	3,199
Accrued interest on mortgages and notes receivable	(548)	(805)	(88)
Amortization of debt issuance costs	5,638	4,884	4,324
Amortization of cash flow hedges	(249)	(293)	(238)
Amortization of mortgages and notes payable fair value adjustments	112	(288)	(70)
Impairments of real estate assets	24,600	—	36,515
Losses on debt extinguishment	173	602	—
Net gains on disposition of property	(46,817)	(47,773)	(63,546)
Gain on deconsolidation of affiliate	—	(11,778)	—
Equity in earnings of unconsolidated affiliates	(4,158)	(1,107)	(1,535)
Distributions of earnings from unconsolidated affiliates	5,973	1,246	614
Settlement of cash flow hedges	—	(493)	—
Changes in operating assets and liabilities:
Accounts receivable	(3,222)	(547)	(10,955)
Prepaid expenses and other assets	2,669	1,259	1,685
Accrued straight-line rents receivable	(9,626)	(24,510)	(29,421)
Accounts payable, accrued expenses and other liabilities	14,037	3,871	22,217
Net cash provided by operating activities	403,584	386,962	421,779
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	(50,835)	(18,544)	(224,934)
Investments in development in-process	(4,149)	(33,848)	(44,352)
Investments in tenant improvements and deferred leasing costs	(143,824)	(112,290)	(120,739)
Investments in building improvements	(41,005)	(64,312)	(76,415)
Net proceeds from disposition of real estate assets	100,934	101,829	130,038
Distributions of capital from unconsolidated affiliates	8,484	6,594	—
Investments in mortgages and notes receivable	(6,229)	(14,463)	(24)
Repayments of mortgages and notes receivable	63	9,888	288
Investments in and advances to unconsolidated affiliates	(153,361)	(132,609)	(261,772)
Repayments of preferred equity from unconsolidated affiliates	—	80,000	—
Changes in earnest money deposits	(10,000)	15,500	(15,500)
Changes in other investing activities	(2,513)	(7,431)	(1,389)
Net cash used in investing activities	$(302,435)	$(169,686)	$(614,799)

Table on Contents
HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows – Continued
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Financing activities:
Dividends on Common Stock	$(212,351)	$(211,023)	$(210,183)
Redemptions/repurchases of Preferred Stock	—	(10)	—
Redemptions of Common Units	—	(163)	(3,763)
Dividends on Preferred Stock	(2,485)	(2,485)	(2,486)
Distributions to noncontrolling interests in the Operating Partnership	(4,303)	(4,511)	(4,866)
Distributions to noncontrolling interests in consolidated affiliates	(400)	—	(1,411)
Proceeds from the issuance of Common Stock	53,518	1,741	7,570
Costs paid for the issuance of Common Stock	(843)	(226)	(247)
Repurchase of shares related to tax withholdings	(1,438)	(1,325)	(2,156)
Borrowings on revolving credit facility	339,000	249,000	675,000
Repayments of revolving credit facility	(255,000)	(615,000)	(359,000)
Borrowings on mortgages and notes payable	—	590,352	550,000
Repayments of mortgages and notes payable	(7,056)	(206,726)	(456,444)
Contributions from noncontrolling interests in consolidated affiliates	—	320	—
Payments for debt issuance costs and other financing activities	(7,683)	(5,370)	(4,087)
Net cash provided by/(used in) financing activities	(99,041)	(205,426)	187,927
Net increase/(decrease) in cash and cash equivalents and restricted cash	2,108	11,850	(5,093)
Cash from deconsolidation of affiliate	—	(6,386)	—
Cash and cash equivalents and restricted cash at beginning of the period	31,569	26,105	31,198
Cash and cash equivalents and restricted cash at end of the period	$33,677	$31,569	$26,105

Reconciliation of cash and cash equivalents and restricted cash:

	Year Ended December 31,
	2024	2023	2022
Cash and cash equivalents at end of the period	$22,412	$25,123	$21,357
Restricted cash at end of the period	11,265	6,446	4,748
Cash and cash equivalents and restricted cash at end of the period	$33,677	$31,569	$26,105

Supplemental disclosure of cash flow information:

	Year Ended December 31,
	2024	2023	2022
Cash paid for interest, net of amounts capitalized	$133,584	$129,764	$102,501
Supplemental disclosure of non-cash investing and financing activities:

	Year Ended December 31,
	2024	2023	2022
Conversions of Common Units to Common Stock	132	4,795	1,251
Changes in accrued capital expenditures (1)	(2,667)	2,342	(1,426)
Write-off of fully depreciated real estate assets	93,636	76,722	58,905
Write-off of fully amortized leasing costs	47,644	36,051	29,083
Write-off of fully amortized debt issuance costs	4,083	1,356	3,292
Adjustment of noncontrolling interests in the Operating Partnership to fair value	18,666	(10,152)	(39,502)
Derecognition of lease liabilities related to right of use assets	(4,027)	—	—
__________
(1)Accrued capital expenditures included in accounts payable, accrued expenses and other liabilities as of December 31, 2024, 2023 and 2022 were $52.9 million, $55.7 million and $53.2 million, respectively.
See accompanying notes to consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of the General Partner of Highwoods Realty Limited Partnership:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Highwoods Realty Limited Partnership and subsidiaries (the “Operating Partnership”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, capital, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Real Estate Assets – Determination of Impairment Indicators and Impairment —Refer to Note 1 and Note 3 to the financial statements

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

The Operating Partnership makes judgments that determine whether specific real estate assets possess indicators of impairment. Changes in those judgments could have a material impact on the real estate assets that are identified for further analysis. For those real estate assets where impairment has been identified, the Operating Partnership makes significant estimates and assumptions to determine the fair value using discounted future cash flows expected to be generated over the life of the asset.

Given (1) the Operating Partnership’s evaluation of possible indications of impairment of real estate assets requires management to make judgments, (2), the undiscounted estimated future operating and residual cash flows to determine recoverability require management to make significant estimates and assumptions related to current and projected trends in rental, occupancy, capitalization rates and estimated hold periods, and (3), the discounted estimated future operating and residual cash flows to determine fair value also require management to make significant estimates and assumptions related to the current and projected trends discount rates, performing audit procedures to evaluate (a) whether management appropriately identified events or changes in circumstances indicating that the carrying amounts of real estate assets may not be recoverable, (b) the reasonableness of managements undiscounted future cash flow analysis, and (c) the reasonableness of managements discounted future cash flow analysis, required a high degree of auditor judgment and an increased extent of effort.

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

•We tested the effectiveness of controls over management’s determination of fair value utilized to record impairment charges.

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

•We evaluated the Operating Partnership’s determination of fair value for those assets where impairment had been identified by performing the following:

–With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology and the market prices for comparable properties, and we developed a range of independent estimates of fair value and compared our estimates to those used by management.

/s/ Deloitte & Touche LLP

Raleigh, North Carolina
February 11, 2025

We have served as the Operating Partnership’s auditor since 2006.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Balance Sheets
(in thousands, except unit and per unit data)

	December 31,
	2024	2023
Assets:
Real estate assets, at cost:
Land	$570,286	$540,050
Buildings and tenant improvements	5,826,603	5,960,895
Development in-process	—	8,918
Land held for development	221,048	227,058
	6,617,937	6,736,921
Less-accumulated depreciation	(1,796,586)	(1,743,390)
Net real estate assets	4,821,351	4,993,531
Real estate and other assets, net, held for sale	55,409	—
Cash and cash equivalents	22,412	25,123
Restricted cash	11,265	6,446
Accounts receivable	28,287	28,094
Mortgages and notes receivable	11,064	4,795
Accrued straight-line rents receivable	308,853	310,649
Investments in and advances to unconsolidated affiliates	485,726	343,241
Deferred leasing costs, net of accumulated amortization of $170,312 and $175,697, respectively	209,967	225,924
Prepaid expenses and other assets, net of accumulated depreciation of $20,626 and $22,142, respectively	75,021	65,125
Total Assets	$6,029,355	$6,002,928
Liabilities, Redeemable Operating Partnership Units and Capital:
Mortgages and notes payable, net	$3,293,559	$3,213,206
Accounts payable, accrued expenses and other liabilities	304,551	302,180
Total Liabilities	3,598,110	3,515,386
Commitments and contingencies
Redeemable Operating Partnership Units:
Common Units, 2,151,423 and 2,156,808 outstanding, respectively	65,791	49,520
Series A Preferred Units (liquidation preference $1,000 per unit), 28,811 units issued and outstanding	28,811	28,811
Total Redeemable Operating Partnership Units	94,602	78,331
Capital:
Common Units:
General partner Common Units, 1,093,664 and 1,074,583 outstanding, respectively	23,345	24,064
Limited partner Common Units, 106,121,304 and 104,226,923 outstanding, respectively	2,311,253	2,382,419
Accumulated other comprehensive loss	(2,246)	(1,997)
Noncontrolling interests in consolidated affiliates	4,291	4,725
Total Capital	2,336,643	2,409,211
Total Liabilities, Redeemable Operating Partnership Units and Capital	$6,029,355	$6,002,928
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Income
(in thousands, except per unit amounts)

	Year Ended December 31,
	2024	2023	2022
Rental and other revenues	$825,862	$833,997	$828,929
Operating expenses:
Rental property and other expenses	272,173	268,782	259,806
Depreciation and amortization	299,046	299,411	287,610
Impairments of real estate assets	24,600	—	36,515
General and administrative	41,903	42,857	42,266
Total operating expenses	637,722	611,050	626,197
Interest expense	147,198	136,710	105,385
Other income	12,337	4,435	1,530
Gains on disposition of property	46,817	47,773	63,546
Gain on deconsolidation of affiliate	—	11,778	—
Equity in earnings of unconsolidated affiliates	4,158	1,107	1,535
Net income	104,254	151,330	163,958
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates	34	549	(1,230)
Distributions on Preferred Units	(2,485)	(2,485)	(2,486)
Net income available for common unitholders	$101,803	$149,394	$160,242
Earnings per Common Unit – basic:
Net income available for common unitholders	$0.94	$1.39	$1.50
Weighted average Common Units outstanding – basic	107,910	107,376	107,153
Earnings per Common Unit – diluted:
Net income available for common unitholders	$0.94	$1.39	$1.50
Weighted average Common Units outstanding – diluted	107,910	107,376	107,158
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Comprehensive income:
Net income	$104,254	$151,330	$163,958
Other comprehensive income/(loss):
Settlement of cash flow hedges	—	(493)	—
Amortization of cash flow hedges	(249)	(293)	(238)
Total other comprehensive loss	(249)	(786)	(238)
Total comprehensive income	104,005	150,544	163,720
Less-comprehensive (income)/loss attributable to noncontrolling interests	34	549	(1,230)
Comprehensive income attributable to common unitholders	$104,039	$151,093	$162,490
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Capital
(in thousands)

	Common Units		Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance as of December 31, 2021	$24,492	$2,424,802	$(973)	$22,416	$2,470,737
Issuances of Common Units, net of issuance costs and tax withholdings	52	5,115	—	—	5,167
Redemptions of Common Units	(38)	(3,725)	—	—	(3,763)
Distributions on Common Units ($2.00 per unit)	(2,142)	(212,089)	—	—	(214,231)
Distributions on Preferred Units ($86.25 per unit)	(25)	(2,461)	—	—	(2,486)
Share-based compensation expense, net of forfeitures	76	7,476	—	—	7,552
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(1,411)	(1,411)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	449	44,445	—	—	44,894
Net (income) attributable to noncontrolling interests in consolidated affiliates	(12)	(1,218)	—	1,230	—
Comprehensive income:
Net income	1,640	162,318	—	—	163,958
Other comprehensive loss	—	—	(238)	—	(238)
Total comprehensive income					163,720
Balance as of December 31, 2022	24,492	2,424,663	(1,211)	22,235	2,470,179
Issuances of Common Units, net of issuance costs and tax withholdings	2	188	—	—	190
Redemptions of Common Units	(2)	(161)	—	—	(163)
Distributions on Common Units ($2.00 per unit)	(2,147)	(212,569)	—	—	(214,716)
Distributions on Preferred Units ($86.25 per unit)	(25)	(2,460)	—	—	(2,485)
Share-based compensation expense, net of forfeitures	70	6,914	—	—	6,984
Contributions from noncontrolling interests in consolidated affiliates	—	—	—	320	320
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	156	15,483	—	—	15,639
Net loss attributable to noncontrolling interests in consolidated affiliates	5	544	—	(549)	—
Deconsolidation of affiliate	—	—	—	(17,281)	(17,281)
Comprehensive income:
Net income	1,513	149,817	—	—	151,330
Other comprehensive loss	—	—	(786)	—	(786)
Total comprehensive income					150,544
Balance as of December 31, 2023	24,064	2,382,419	(1,997)	4,725	2,409,211
Issuances of Common Units, net of issuance costs and tax withholdings	512	50,725	—	—	51,237
Distributions on Common Units ($2.00 per unit)	(2,158)	(213,678)	—	—	(215,836)
Distributions on Preferred Units ($86.25 per unit)	(25)	(2,460)	—	—	(2,485)
Share-based compensation expense, net of forfeitures	80	7,920	—	—	8,000
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(400)	(400)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	(171)	(16,918)	—	—	(17,089)
Net loss attributable to noncontrolling interests in consolidated affiliates	—	34	—	(34)	—
Comprehensive income:
Net income	1,043	103,211	—	—	104,254
Other comprehensive loss	—	—	(249)	—	(249)
Total comprehensive income					104,005
Balance as of December 31, 2024	$23,345	$2,311,253	$(2,246)	$4,291	$2,336,643
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Operating activities:
Net income	$104,254	$151,330	$163,958
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	299,046	299,411	287,610
Amortization of lease incentives and acquisition-related intangible assets and liabilities	1,413	1,135	(42)
Share-based compensation expense	8,000	6,984	7,552
Net credit losses on operating lease receivables	2,289	3,834	3,199
Accrued interest on mortgages and notes receivable	(548)	(805)	(88)
Amortization of debt issuance costs	5,638	4,884	4,324
Amortization of cash flow hedges	(249)	(293)	(238)
Amortization of mortgages and notes payable fair value adjustments	112	(288)	(70)
Impairments of real estate assets	24,600	—	36,515
Losses on debt extinguishment	173	602	—
Net gains on disposition of property	(46,817)	(47,773)	(63,546)
Gain on deconsolidation of affiliate	—	(11,778)	—
Equity in earnings of unconsolidated affiliates	(4,158)	(1,107)	(1,535)
Distributions of earnings from unconsolidated affiliates	5,973	1,246	614
Settlement of cash flow hedges	—	(493)	—
Changes in operating assets and liabilities:
Accounts receivable	(3,222)	(547)	(10,955)
Prepaid expenses and other assets	2,669	1,259	1,685
Accrued straight-line rents receivable	(9,626)	(24,510)	(29,421)
Accounts payable, accrued expenses and other liabilities	14,037	3,871	22,217
Net cash provided by operating activities	403,584	386,962	421,779
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	(50,835)	(18,544)	(224,934)
Investments in development in-process	(4,149)	(33,848)	(44,352)
Investments in tenant improvements and deferred leasing costs	(143,824)	(112,290)	(120,739)
Investments in building improvements	(41,005)	(64,312)	(76,415)
Net proceeds from disposition of real estate assets	100,934	101,829	130,038
Distributions of capital from unconsolidated affiliates	8,484	6,594	—
Investments in mortgages and notes receivable	(6,229)	(14,463)	(24)
Repayments of mortgages and notes receivable	63	9,888	288
Investments in and advances to unconsolidated affiliates	(153,361)	(132,609)	(261,772)
Repayments of preferred equity from unconsolidated affiliates	—	80,000	—
Changes in earnest money deposits	(10,000)	15,500	(15,500)
Changes in other investing activities	(2,513)	(7,431)	(1,389)
Net cash used in investing activities	$(302,435)	$(169,686)	$(614,799)

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows - Continued
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Financing activities:
Distributions on Common Units	$(215,836)	$(214,716)	$(214,231)
Redemptions/repurchases of Preferred Units	—	(10)	—
Redemptions of Common Units	—	(163)	(3,763)
Distributions on Preferred Units	(2,485)	(2,485)	(2,486)
Distributions to noncontrolling interests in consolidated affiliates	(400)	—	(1,411)
Proceeds from the issuance of Common Units	53,518	1,741	7,570
Costs paid for the issuance of Common Units	(843)	(226)	(247)
Repurchase of units related to tax withholdings	(1,438)	(1,325)	(2,156)
Borrowings on revolving credit facility	339,000	249,000	675,000
Repayments of revolving credit facility	(255,000)	(615,000)	(359,000)
Borrowings on mortgages and notes payable	—	590,352	550,000
Repayments of mortgages and notes payable	(7,056)	(206,726)	(456,444)
Contributions from noncontrolling interests in consolidated affiliates	—	320	—
Payments for debt issuance costs and other financing activities	(8,501)	(6,188)	(4,905)
Net cash provided by/(used in) financing activities	(99,041)	(205,426)	187,927
Net increase/(decrease) in cash and cash equivalents and restricted cash	2,108	11,850	(5,093)
Cash from deconsolidation of affiliate	—	(6,386)	—
Cash and cash equivalents and restricted cash at beginning of the period	31,569	26,105	31,198
Cash and cash equivalents and restricted cash at end of the period	$33,677	$31,569	$26,105
Reconciliation of cash and cash equivalents and restricted cash:

	Year Ended December 31,
	2024	2023	2022
Cash and cash equivalents at end of the period	$22,412	$25,123	$21,357
Restricted cash at end of the period	11,265	6,446	4,748
Cash and cash equivalents and restricted cash at end of the period	$33,677	$31,569	$26,105
Supplemental disclosure of cash flow information:

	Year Ended December 31,
	2024	2023	2022
Cash paid for interest, net of amounts capitalized	$133,584	$129,764	$102,501
Supplemental disclosure of non-cash investing and financing activities:

	Year Ended December 31,
	2024	2023	2022
Changes in accrued capital expenditures (1)	(2,667)	2,342	(1,426)
Write-off of fully depreciated real estate assets	93,636	76,722	58,905
Write-off of fully amortized leasing costs	47,644	36,051	29,083
Write-off of fully amortized debt issuance costs	4,083	1,356	3,292
Adjustment of Redeemable Common Units to fair value	16,271	(16,457)	(45,712)
Derecognition of lease liabilities related to right of use assets	(4,027)	—	—
__________
(1)Accrued capital expenditures included in accounts payable, accrued expenses and other liabilities as of December 31, 2024, 2023 and 2022 were $52.9 million, $55.7 million and $53.2 million, respectively.
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
(tabular dollar amounts in thousands, except per share and per unit data)

1.    Description of Business and Significant Accounting Policies

Description of Business

Highwoods Properties, Inc. (the “Company”) is a fully integrated real estate investment trust (“REIT”) that provides leasing, management, development, construction and other customer-related services for its properties and for third parties. The Company conducts its activities through Highwoods Realty Limited Partnership (the “Operating Partnership”). As of December 31, 2024, we owned or had an interest in 27.8 million rentable square feet of in-service properties, 1.6 million rentable square feet of office properties under development and development land with approximately 4.9 million rentable square feet of potential office build out.

The Company is the sole general partner of the Operating Partnership. As of December 31, 2024, the Company owned all of the Preferred Units and 107.2 million, or 98.0%, of the Common Units in the Operating Partnership. Limited partners owned the remaining 2.2 million Common Units. In the event the Company issues shares of Common Stock, the net proceeds of the issuance are contributed to the Operating Partnership in exchange for additional Common Units. Generally, the Operating Partnership is obligated to redeem each Common Unit at the request of the unitholder for cash equal to the value of one share of Common Stock based on the average of the market price for the 10 trading days immediately preceding the notice date of such redemption, provided that the Company, at its option, may elect to acquire any such Common Units presented for redemption for cash or one share of Common Stock. The Common Units owned by the Company are not redeemable. During 2024, the Company redeemed 5,385 Common Units for a like number of shares of Common Stock.

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

As of December 31, 2024, we are involved with six entities we determined to be variable interest entities, one of which we are the primary beneficiary and is consolidated and five of which we are not the primary beneficiary and are not consolidated.

All intercompany transactions and accounts have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in our Consolidated Financial Statements and accompanying notes. Actual results could differ from those estimates.

Insurance

We are primarily self-insured for health care claims for participating employees. To limit our exposure to significant claims, we have stop-loss coverage on a per claim and annual aggregate basis. We use all relevant information to determine our liabilities for claims, including actuarial estimates of claim liabilities. When determining our liabilities, we include claims for incurred losses, even if they are unreported. As of December 31, 2024, a reserve of $0.5 million was recorded to cover estimated reported and unreported claims.

Real Estate and Related Assets

Real estate and related assets are recorded at cost and stated at cost less accumulated depreciation. Renovations, replacements and other expenditures that improve or extend the life of assets are capitalized and depreciated over their estimated useful lives. Expenditures for ordinary maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful life of 40 years for buildings and depreciable land infrastructure costs, 15 years for building improvements and five to seven years for furniture, fixtures and equipment. Tenant improvements are amortized using the straight-line method over the initial fixed terms of the respective leases, which generally range from three to 10 years. Depreciation expense for real estate assets was $256.0 million, $253.2 million and $240.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Lease related receivables, which include accounts receivable and accrued straight-line rents receivable, are reduced for credit losses when the amount recorded is determined, in management’s judgement, to not be probable of collection. Such amounts are recognized as a reduction to rental and other revenues. We regularly evaluate the collectability of our lease related receivables. Our evaluation of collectability primarily consists of reviewing the credit quality of our customer, historical trends of the customer and changes in customer payment terms. We do not maintain a general reserve to estimate amounts that may not be collectible. If our assumptions regarding the collectability of lease related receivables prove incorrect, we could experience credit losses in excess of what was recognized in rental and other revenues.

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

Concentration of Credit Risk

As of December 31, 2024, our consolidated properties were leased to approximately 1,500 customers. The geographic locations that comprise greater than 10.0% of our rental and other revenues are Atlanta, Charlotte, Nashville, Raleigh and Tampa. Our customers engage in a wide variety of businesses. No single customer generated more than 4% of our consolidated revenues during 2024.

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

The FASB issued an ASU that requires enhanced segment disclosures, primarily regarding significant segment expenses. We have adopted this ASU and applied the new requirements retrospectively to all prior periods presented in the financial statements. Accordingly, our segment disclosures now include rental property and other expenses for each of our reportable segments. See Note 15.

The FASB issued an ASU that requires disaggregated disclosure of income statement expenses. Certain expense captions will be disaggregated into specified categories in disclosures within the Notes to Consolidated Financial Statements. The ASU is required to be adopted in our 2027 Annual Report. We do not expect this adoption to have a material effect on our Consolidated Financial Statements.

2.    Leases

Information as Lessor

We recognized rental and other revenues related to operating lease payments of $811.6 million, $819.9 million and $816.3 million, of which variable lease payments were $75.3 million, $72.9 million and $69.8 million, during the years ended December 31, 2024, 2023 and 2022, respectively. The following table sets forth the undiscounted cash flows for future minimum base rents to be received from customers for leases in effect as of December 31, 2024 for our consolidated properties:

2025	$674,112
2026	652,377
2027	600,978
2028	526,898
2029	475,256
Thereafter	1,654,446
$4,584,067

Information as Lessee

We have office assets encompassing 1.2 million rentable square feet subject to operating ground leases in Nashville, Orlando, Raleigh and Tampa with a weighted average remaining term of 50 years. Rental payments on these leases are adjusted periodically based on either the CPI or on a pre-determined schedule. The monthly payments on a pre-determined schedule are recognized on a straight-line basis over the terms of the respective leases. Changes in the CPI are not estimated as part of our measurement of straight-line rental expense. We recognized $2.6 million of ground lease expense during each of the years ended December 31, 2024, 2023, and 2022, and we paid $2.5 million, $2.4 million and $2.4 million in cash during 2024, 2023 and 2022, respectively.

The following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments on operating ground leases as of December 31, 2024 and a reconciliation of those cash flows to the operating lease liability as of December 31, 2024:

2025	$2,071
2026	2,121
2027	2,172
2028	2,226
2029	2,067
Thereafter	66,237
76,894
Discount	(49,072)
Lease liability	$27,822

3.    Real Estate Assets

Acquisitions

During 2024, we acquired fee simple title to the land underneath our Century Center assets in Atlanta for a purchase price, including capitalized acquisition costs, of $50.8 million. We previously held most of our buildings in Century Center, a 12-building office park encompassing 1.7 million square feet and 13 acres of developable land, pursuant to a long-term ground lease with a third party who owned fee simple title to the land.

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

Dispositions

During 2024, we sold a total of 10 buildings in Raleigh and land in Greensboro for an aggregate sales price of $105.3 million and recorded aggregate gains on disposition of property of $46.8 million. The land sale completed our exit from the Greensboro market.

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

Seller Financed Transaction

During 2023, we sold a land parcel in Tampa for an aggregate sales price of $21.0 million. In connection with this disposition, we received cash of $2.0 million and provided $19.0 million of non-recourse seller financing in the form of a two-year, interest-only first mortgage that bears interest at SOFR plus 100 basis points. We have deemed repayment of the mortgage to be not probable primarily because the seller financing represents a significant portion of the aggregate sales price and, since the seller financing is non-recourse, our only remedy in the event of a default would be to foreclose on the asset. As a result, the disposition does not meet the contract criteria to be recognized as a sale. Until such time as the contract criteria are met, we will continue to account for the land parcel as land held for development on our Consolidated Balance Sheets, and the mortgage associated with the seller financing will not be recorded on our Consolidated Balance Sheets. The cash received at closing is recorded as a nonrefundable deposit in accounts payable, accrued expenses and other liabilities on our Consolidated Balance Sheets.

Impairments

During 2024, we recorded an impairment charge of $24.6 million to lower the carrying amount of EQT Plaza, a 616,000 square foot non-core building in CBD Pittsburgh, to its estimated fair value.

During 2022, we recorded the following impairment charges:

•During the third quarter of 2022, we recorded an impairment charge of $1.5 million to lower the carrying amount of a land parcel to its estimated fair value; and

•During the second quarter of 2022, we recorded an impairment charge of $35.0 million to lower the carrying amount of EQT Plaza to its estimated fair value.

4.    Investments in and Advances to Affiliates

Unconsolidated Affiliates

We have equity interests of up to 50.0% in various joint ventures with unrelated third parties that are accounted for using the equity method of accounting because we have the ability to exercise significant influence over the operating and financial policies of the joint venture investment. The difference between the cost of these investments and the net book value of the underlying net assets was $21.3 million and $18.9 million as of December 31, 2024 and 2023, respectively.

The following table sets forth our ownership in unconsolidated affiliates as of December 31, 2024:

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

- Granite Park Six JV, LLC/ GPI 23 Springs JV, LLC (“Granite Park Six joint venture”/“23Springs joint venture”)

During 2022, we entered the Dallas market through the formation of two joint ventures with Granite Properties (“Granite”) to develop Granite Park Six and 23Springs. In connection with the formation, we agreed to contribute our 50.0% share of the equity required to fund each development project. The Granite Park Six joint venture has an anticipated total investment of $200.0 million and the 23Springs joint venture has an anticipated total investment of $460.0 million. As of December 31, 2024, we have funded $76.2 million of our share of the equity for the Granite Park Six joint venture and $94.0 million of our share of the equity for the 23Springs joint venture.

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

The Granite Park Six joint venture obtained a construction loan for $115.0 million, with an interest rate of SOFR plus 394 basis points and a maturity date of January 2026. In connection with this loan, the Granite Park Six joint venture obtained interest rate hedge contracts that effectively cap the underlying SOFR rate at 3.5%. The initial contract capped the rate with respect to $95.2 million of any outstanding amounts and expired in July 2024. The new contract caps the rate with respect to $38.8 million of any outstanding amounts and expires in July 2025. During 2024, we and Granite each contributed $35.5 million to the Granite Park Six joint venture to pay down the outstanding $70.9 million balance of the construction loan. This reconsideration event did not change our initial conclusion that the Granite Park Six joint venture is a variable interest entity of which we are not the primary beneficiary. As such, the entity remains unconsolidated. As of December 31, 2024, $1.9 million was drawn on this loan.

The 23Springs joint venture obtained a construction loan for $265.0 million, with an interest rate of SOFR plus 355 basis points and a maturity date of March 2026. In connection with this loan, the 23Springs joint venture obtained interest rate hedge contracts that effectively cap the underlying SOFR rate at 3.5%. The initial contract capped the rate with respect to $83.0 million of any outstanding amounts and expired in April 2024. The new contract caps the rate with respect to $134.0 million of any outstanding amounts and expires in April 2025. As of December 31, 2024, $94.6 million was drawn on this loan.

As of December 31, 2024, our risk of loss with respect to these arrangements was limited to the carrying value of each investment balance. Our investment balances were $76.8 million and $101.5 million as of December 31, 2024 for the Granite Park Six and 23Springs joint ventures, respectively. The assets of the Granite Park Six and 23Springs joint ventures can only be used to settle obligations of the respective joint venture, and their creditors have no recourse to our wholly owned assets.

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

During 2024, the McKinney & Olive joint venture paid off at maturity the remaining $134.3 million balance on the secured mortgage loan. In connection with this loan payoff, we and Granite each contributed $62.1 million to the joint venture.

During 2023, we and Granite each contributed an additional $40.0 million of common equity to the McKinney & Olive joint venture. Such proceeds were then used by the joint venture to redeem our $80.0 million short-term preferred equity investment in full. Prior to the redemption, we received monthly distributions on the preferred equity at a rate of SOFR plus 350 basis points.

These reconsideration events did not change our initial conclusion that the McKinney & Olive joint venture is a variable interest entity of which we are not the primary beneficiary. As such, the entity remains unconsolidated.

As of December 31, 2024, our risk of loss with respect to this arrangement was limited to the carrying value of our investment balance of $182.1 million. The assets of the McKinney & Olive joint venture can only be used to settle obligations of the joint venture, and its creditors have no recourse to our wholly owned assets.

- Midtown East Tampa, LLC (“Midtown East joint venture”)

During 2022, we formed a joint venture with The Bromley Companies (“Bromley”) in which we own a 50.0% interest to construct Midtown East, a multi-customer office development project located in the mixed-use Midtown Tampa project in Tampa’s Westshore submarket. Upon completion, the Midtown East joint venture will own 143,000 square feet of an overall 432,000 square foot tower. The rest of Midtown East will be owned by and serve as the future headquarters of Tampa Electric and Peoples Gas. The total anticipated investment for the Midtown East joint venture’s share of the overall project is $83.0 million. In connection with the formation, we agreed to contribute our 50.0% share of the equity required to fund the development project, $14.2 million of which was funded as of December 31, 2024. We also committed to provide a $52.3 million interest-only secured construction loan to the Midtown East joint venture that is scheduled to mature on the third anniversary of completion. The loan bears interest at SOFR plus 450 basis points. As of December 31, 2024, $21.4 million was drawn on this loan.

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

As of December 31, 2024, our risk of loss with respect to this arrangement was $35.5 million, which consists of the $14.1 million carrying value of our investment balance plus the $21.4 million outstanding balance of the loan we have provided to the joint venture. The outstanding balance on the loan is recorded in investments in and advances to unconsolidated affiliates on our Consolidated Balance Sheets. The assets of the Midtown East joint venture can only be used to settle obligations of the joint venture, and its creditors have no recourse to our wholly owned assets.

- Brand/HRLP 2827 Peachtree LLC (“2827 Peachtree joint venture”)

During 2021, we formed a joint venture with Brand Properties, LLC (“Brand”) to construct 2827 Peachtree, a 135,000 square foot, multi-customer office building located in Atlanta’s Buckhead submarket. The 2827 Peachtree joint venture has an anticipated total investment of $79.0 million. At closing, we agreed to contribute cash of $13.3 million, which has been fully funded, in exchange for a 50.0% interest in the 2827 Peachtree joint venture. Brand contributed land valued at $7.7 million and cash of $5.6 million in exchange for the remaining 50.0% interest. We also committed to provide a $52.8 million interest-only secured construction loan to the 2827 Peachtree joint venture that was originally scheduled to mature in December 2024 with an option to extend for one year. During 2024, the joint venture exercised the option to extend the loan for one year. The loan bears interest at SOFR plus 310 basis points. As of December 31, 2024, $48.2 million was drawn on this loan.

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

As of December 31, 2024, our risk of loss with respect to this arrangement was $60.7 million, which consists of the $12.5 million carrying value of our investment balance plus the $48.2 million outstanding balance of the loan we have provided to the joint venture. The outstanding balance on the loan is recorded in investments in and advances to unconsolidated affiliates on our Consolidated Balance Sheets. The assets of the 2827 Peachtree joint venture can only be used to settle obligations of the joint venture, and its creditors have no recourse to our wholly owned assets.

- Other Activities

We receive development, management and leasing fees for services provided to certain of our joint ventures. These fees are recognized in income to the extent of our respective joint venture partner’s interest. During the years ended December 31, 2024, 2023 and 2022, we recognized $0.9 million, $1.0 million and $0.6 million, respectively, of development/construction, management and leasing fees from our unconsolidated joint ventures.

Consolidated Affiliate

- HRLP MTW, LLC (“Midtown West joint venture”)

In 2019, we and Bromley formed a joint venture to construct Midtown West, a 152,000 square foot, multi-customer office building located in the mixed-use Midtown Tampa project in Tampa’s Westshore submarket. At closing, we agreed to contribute cash of $20.0 million, which has been fully funded, in exchange for an 80.0% interest in the Midtown West joint venture, and Bromley contributed land valued at $5.0 million in exchange for the remaining 20.0% interest. We also provided a

$46.3 million interest-only secured construction loan to the Midtown West joint venture. All of the amounts outstanding under this loan were repaid in 2023.

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

During 2023, the Midtown West joint venture obtained a $45.0 million, five-year secured mortgage loan from a third party lender, with an effective fixed rate of 7.29%. This loan is scheduled to mature in November 2028. The joint venture incurred $0.8 million of debt issuance costs, which will be amortized over the term of the loan. The net proceeds were used by the joint venture to repay in full the secured construction loan we provided, as discussed above. This reconsideration event did not change our initial conclusion that the Midtown West joint venture is a variable interest entity of which we are the primary beneficiary. As such, the entity remains consolidated and all intercompany transactions and accounts are eliminated

The following table sets forth the assets and liabilities of the Midtown West joint venture included on our Consolidated Balance Sheets:

	December 31,
	2024	2023
Net real estate assets	$58,443	$60,410
Cash and cash equivalents	$1,530	$1,096
Restricted cash	$—	$2,260
Accrued straight-line rents receivable	$5,192	$5,041
Deferred leasing costs, net	$2,596	$2,783
Prepaid expenses and other assets	$104	$124
Mortgages and notes payable, net	$44,325	$44,192
Accounts payable, accrued expenses and other liabilities	$1,297	$2,872

The assets of the Midtown West joint venture can only be used to settle obligations of the joint venture, and its creditors have no recourse to our wholly owned assets.

Joint Venture Rights and Obligations

With respect to some of our joint ventures, we have a right to buy, and our joint venture partner has a right to sell to us, such joint venture partner’s interest under certain circumstances for fair market value during various timeframes in the future. For our Granite Park Six joint venture, such rights are exercisable during the two-year period commencing on the 10th anniversary of the completion date. For each of our 23Springs and McKinney & Olive joint ventures, such rights are exercisable during the two-year period commencing on the 12th anniversary of the stabilization date of 23Springs. For our 2827 Peachtree joint venture, such rights are exercisable during the two-year period commencing on the earlier of: (1) the stabilization date; (2) the seventh anniversary of the completion date; and (3) the maturity of the loan provided by us to the joint venture. For our Midtown West joint venture, our right to buy our partner’s interest is exercisable during the two-year period commencing on the seventh anniversary of the completion date, and our partner’s right to sell its interest to us is exercisable during the period commencing on the stabilization date and ending on the ninth anniversary of the completion date.

In addition to the foregoing, with respect to our Granite Park Six, 23Springs and Midtown West joint ventures, our joint venture partner has the right to receive additional consideration from us or the joint venture under certain circumstances if and to the extent the internal rate of return on the applicable development project exceeds certain thresholds.

5.    Intangible Assets and Below Market Lease Liabilities

The following table sets forth total intangible assets and acquisition-related below market lease liabilities, net of accumulated amortization:

	December 31,
	2024	2023
Assets:
Deferred leasing costs (including lease incentives and above market lease and in-place lease acquisition-related intangible assets)	$380,279	$401,621
Less accumulated amortization	(170,312)	(175,697)
	$209,967	$225,924
Liabilities (in accounts payable, accrued expenses and other liabilities):
Acquisition-related below market lease liabilities	$37,482	$50,842
Less accumulated amortization	(21,296)	(30,416)
	$16,186	$20,426

The following table sets forth amortization of intangible assets and below market lease liabilities:

	Year Ended December 31,
	2024	2023	2022
Amortization of deferred leasing costs and acquisition-related intangible assets (in depreciation and amortization)	$40,301	$43,511	$44,900
Amortization of lease incentives (in rental and other revenues)	$2,577	$2,816	$2,090
Amortization of acquisition-related intangible assets (in rental and other revenues)	$3,076	$3,338	$3,320
Amortization of acquisition-related below market lease liabilities (in rental and other revenues)	$(4,240)	$(5,019)	$(5,452)

The following table sets forth scheduled future amortization of intangible assets and below market lease liabilities:

Years Ending December 31,	Amortization of Deferred Leasing Costs and Acquisition-Related Intangible Assets (in Depreciation and Amortization)	Amortization of Lease Incentives (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental and Other Revenues)	Amortization of Acquisition-Related Below Market Lease Liabilities (in Rental and Other Revenues)
2025	$34,976	$2,255	$2,191	$(2,725)
2026	30,700	2,061	1,868	(2,431)
2027	27,015	1,835	1,521	(2,062)
2028	23,090	1,633	1,404	(1,649)
2029	20,358	1,346	1,291	(1,377)
Thereafter	49,172	4,354	2,897	(5,942)
	$185,311	$13,484	$11,172	$(16,186)
Weighted average remaining amortization periods as of December 31, 2024 (in years)	7.2	8.0	6.8	8.0

6.    Mortgages and Notes Payable

Our mortgages and notes payable consisted of the following:

	December 31,
	2024	2023
Secured indebtedness (1):
5.69% mortgage loan due 2028	$200,000	$200,000
7.29% mortgage loan due 2028 (2)	44,965	45,000
4.27% (3.61% effective rate) mortgage loan due 2028 (3)	107,584	110,391
4.00% mortgage loan due 2029	84,712	87,003
3.61% (3.19% effective rate) mortgage loan due 2029 (4)	84,054	84,360
3.40% (3.50% effective rate) mortgage loan due 2033 (5)	69,575	69,524
4.60% (3.73% effective rate) mortgage loan due 2037 (6)	121,296	124,474
	712,186	720,752
Unsecured indebtedness:
3.875% (4.038% effective rate) notes due 2027 (7)	299,134	298,734
4.125% (4.271% effective rate) notes due 2028 (8)	348,690	348,276
4.200% (4.234% effective rate) notes due 2029 (9)	349,583	349,484
3.050% (3.079% effective rate) notes due 2030 (10)	399,498	399,400
2.600% (2.645% effective rate) notes due 2031 (11)	399,048	398,892
7.650% (7.836% effective rate) notes due 2034 (12)	345,862	345,407
Variable rate term loan due 2026 (13)	200,000	200,000
Variable rate term loan due 2027 (13)	150,000	150,000
Revolving credit facility due 2028 (14)	104,000	20,000
	2,595,815	2,510,193
Less-unamortized debt issuance costs	(14,442)	(17,739)
Total mortgages and notes payable, net	$3,293,559	$3,213,206
__________
(1)Our secured mortgage loans were collateralized by real estate assets with an undepreciated book value of $1,245.0 million as of December 31, 2024. We paid down $7.1 million of secured loan balances through principal amortization during 2024.
(2)The borrower under this loan is our Midtown West joint venture, a consolidated 80.0% owned joint venture. See Note 4.
(3)Net of unamortized fair market value premium of $2.1 million and $2.7 million as of December 31, 2024 and 2023, respectively.
(4)Net of unamortized fair market value premium of $1.4 million and $1.7 million as of December 31, 2024 and 2023, respectively.
(5)Net of unamortized fair market value discount of $0.4 million and $0.5 million as of December 31, 2024 and 2023, respectively.
(6)Net of unamortized fair market value premium of $8.0 million and $8.6 million as of December 31, 2024 and 2023, respectively.
(7)Net of unamortized original issuance discount of $0.9 million and $1.3 million as of December 31, 2024 and 2023, respectively.
(8)Net of unamortized original issuance discount of $1.3 million and $1.7 million as of December 31, 2024 and 2023, respectively.
(9)Net of unamortized original issuance discount of $0.4 million and $0.5 million as of December 31, 2024 and 2023, respectively.
(10)Net of unamortized original issuance discount of $0.5 million and $0.6 million as of December 31, 2024 and 2023, respectively.
(11)Net of unamortized original issuance discount of $1.0 million and $1.1 million as of December 31, 2024 and 2023, respectively.
(12)Net of unamortized original issuance discount of $4.1 million and $4.6 million as of December 31, 2024 and 2023, respectively.
(13)The interest rate was 5.35% as of December 31, 2024.
(14)The interest rate was 5.25% as of December 31, 2024.

The following table sets forth scheduled future principal payments, including amortization, due on our mortgages and notes payable as of December 31, 2024:

Years Ending December 31,	Amount
2025	$7,156
2026	206,922
2027	458,976
2028	803,168
2029	517,267
Thereafter	1,314,512
Less-unamortized debt issuance costs	(14,442)
$3,293,559

Our $750.0 million unsecured revolving credit facility was modified during the first quarter of 2024 and is now scheduled to mature in January 2028 (but can be extended for two additional six-month periods at our option assuming no defaults have occurred). The interest rate on our revolving credit facility is SOFR plus a related spread adjustment of 10 basis points and a borrowing spread of 85 basis points, based on current credit ratings. The annual facility fee is 20 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody’s Investors Service or Standard & Poor’s Ratings Services. We incurred $7.7 million of debt issuance costs during the first quarter of 2024, which will be amortized along with certain existing unamortized debt issuance costs over the remaining term of our new revolving credit facility and recorded $0.2 million of loss on debt extinguishment. During the second quarter of 2024, we modified the revolving credit facility to provide that the interest rate may be adjusted upward or downward by 2.5 basis points depending upon whether or not we achieve certain pre-determined sustainability goals with respect to the ongoing reduction of greenhouse gas emissions. There was $104.0 million and $119.0 million outstanding under our revolving credit facility as of December 31, 2024 and January 31, 2025, respectively. As of both December 31, 2024 and January 31, 2025, we had $0.1 million of outstanding letters of credit, which reduce the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility as of December 31, 2024 and January 31, 2025 was $645.9 million and $630.9 million, respectively.

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

The Operating Partnership had $2,141.8 million carrying amount of various notes outstanding as of December 31, 2024, as detailed in the table above. The indenture that governs these outstanding notes requires us to comply with customary operating covenants and various financial ratios. The trustee or the holders of at least 25.0% in principal amount of any series of notes can accelerate the principal amount of such series upon written notice of a default that remains uncured after 60 days.

We have considered our short-term liquidity needs within one year from February 11, 2025 (the date of issuance of the annual financial statements) and the adequacy of our estimated cash flows from operating activities and other available financing sources to meet these needs. Importantly, we have no scheduled debt maturities during such one-year period. We have concluded it is probable we will meet these short-term liquidity requirements through a combination of the following:

•available cash and cash equivalents;

•cash flows from operating activities;

•issuance of debt securities by the Operating Partnership;

•issuance of secured debt;

•bank term loans;

•borrowings under our revolving credit facility;

•issuance of equity securities by the Company or the Operating Partnership; and

•the disposition of non-core assets.

Capitalized Interest

Total interest capitalized to wholly-owned and joint venture development and significant building and tenant improvement projects was $8.5 million, $9.0 million and $4.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.

7.    Commitments and Contingencies

Lease and Contractual Commitments

We had $232.6 million of lease and contractual commitments as of December 31, 2024. Lease and contractual commitments represent commitments under signed leases and contracts for operating properties (excluding tenant-funded tenant improvements), contracts for development/redevelopment projects and unfunded joint venture equity contributions agreed to at formation, of which $59.7 million was recorded on our Consolidated Balance Sheets as of December 31, 2024.

Contingent Consideration

We had $0.8 million of contingent consideration related to a parcel of acquired development land as of both December 31, 2024 and 2023. The contingent consideration is payable in cash to a third party if and to the extent future development milestones as outlined in the purchase agreement are met.

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

Joint Venture Buyout Rights and Obligations

With respect to certain of our joint ventures, we have a right to buy, and our joint venture partner has a right to sell to us, such joint venture partner's interest under certain circumstances for fair market value at various timeframes in the future. See Note 4.

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

8.    Noncontrolling Interests

Noncontrolling Interests in Consolidated Affiliates

As of December 31, 2024, our noncontrolling interest in consolidated affiliates relates to our joint venture partner’s 20.0% interest in the Midtown West joint venture. See Note 4. Our joint venture partner is an unrelated third party.

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

The following table sets forth the Company’s noncontrolling interests in the Operating Partnership:

	Year Ended December 31,
	2024	2023
Beginning noncontrolling interests in the Operating Partnership	$49,520	$65,977
Adjustment of noncontrolling interests in the Operating Partnership to fair value	18,666	(10,152)
Conversions of Common Units to Common Stock	(132)	(4,795)
Redemptions of Common Units	—	(163)
Net income attributable to noncontrolling interests in the Operating Partnership	2,040	3,164
Distributions to noncontrolling interests in the Operating Partnership	(4,303)	(4,511)
Total noncontrolling interests in the Operating Partnership	$65,791	$49,520

The following table sets forth net income available for common stockholders and transfers from the Company’s noncontrolling interests in the Operating Partnership:

	Year Ended December 31,
	2024	2023	2022
Net income available for common stockholders	$99,763	$146,230	$156,572
Increase in additional paid in capital from conversions of Common Units to Common Stock	132	4,795	1,251
Redemptions of Common Units	—	163	3,763
Change from net income available for common stockholders and transfers from noncontrolling interests	$99,895	$151,188	$161,586

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

The following table sets forth our assets and liabilities and the Company’s noncontrolling interests in the Operating Partnership that are measured or disclosed at fair value within the fair value hierarchy:

		Level 1	Level 2	Level 3
	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
Fair Value as of December 31, 2024:
Assets:
Mortgages and notes receivable, at fair value (1)	$11,064	$—	$11,064	$—
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	2,295	2,295	—	—
Impaired real estate assets	26,740	—	—	26,740
Total Assets	$40,099	$2,295	$11,064	$26,740
Noncontrolling Interests in the Operating Partnership	$65,791	$65,791	$—	$—
Liabilities:
Mortgages and notes payable, net, at fair value (1)	$3,097,323	$—	$3,097,323	$—
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	2,295	2,295	—	—
Total Liabilities	$3,099,618	$2,295	$3,097,323	$—

Fair Value as of December 31, 2023:
Assets:
Mortgages and notes receivable, at fair value (1)	$4,795	$—	$4,795	$—
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	2,294	2,294	—	—
Total Assets	$7,089	$2,294	$4,795	$—
Noncontrolling Interests in the Operating Partnership	$49,520	$49,520	$—	$—
Liabilities:
Mortgages and notes payable, net, at fair value (1)	$2,927,330	$—	$2,927,330	$—
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	2,294	2,294	—	—
Total Liabilities	$2,929,624	$2,294	$2,927,330	$—
__________
(1)    Amounts are not recorded at fair value on our Consolidated Balance Sheets as of December 31, 2024 and 2023.

The Level 3 impaired real estate assets measured at a fair value of $26.7 million in the fourth quarter of 2024 included EQT Plaza, a non-core office building in CBD Pittsburgh. This impairment resulted from a change in our assumptions about the use of the asset. We estimated the fair value using a discounted cash flow analysis. We also used information from a broker’s opinion of value, which incorporates an income approach, as observable inputs were not available. Key assumptions used in the impairment calculation were an estimated discount rate ranging from 16.7% to 19.9% and an estimated terminal capitalization rate of 9.5%.

10.    Equity

Common Stock Issuances

During 2023, we entered into separate equity distribution agreements in which the Company may offer and sell up to $300.0 million in aggregate gross sales price of shares of Common Stock. During 2024, the Company issued 1.6 million shares of Common Stock under its equity distribution agreements at an average gross sales price of $32.71 per share and received net proceeds, after sales commissions, of $51.3 million. There were no shares issued under these agreements in 2023. As of December 31, 2024, the Company had 92.4 million remaining shares of Common Stock authorized to be issued under its charter.

Common Stock Dividends

Dividends of the Company declared per share of Common Stock were $2.00 for each of the years ended December 31, 2024, 2023 and 2022.

The following table sets forth the Company’s estimated taxability to the common stockholders of dividends per share for federal income tax purposes:

	Year Ended December 31,
	2024	2023	2022
Ordinary dividend	$1.67	$1.58	$1.82
Capital gains	0.18	0.42	0.18
Return of capital	0.15	—	—
Total	$2.00	$2.00	$2.00

The Company’s tax returns have not been examined by the Internal Revenue Service (“IRS”) and, therefore, the taxability of dividends is subject to change.

Preferred Stock

The following table sets forth the Company’s outstanding Preferred Stock as of both December 31, 2024 and 2023 :

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

The following table sets forth the Company’s estimated taxability to the preferred stockholders of dividends per share for federal income tax purposes:

	Year Ended December 31,
	2024	2023	2022
8.625% Series A Cumulative Redeemable:
Ordinary dividend	$77.94	$68.02	$78.48
Capital gains	8.31	18.23	7.77
Total	$86.25	$86.25	$86.25

The Company’s tax returns have not been examined by the IRS and, therefore, the taxability of dividends is subject to change.

Warrants

As of both December 31, 2024 and 2023, we had 15,000 warrants outstanding with an exercise price of $32.50 per share. Upon exercise of a warrant, the Company will contribute the exercise price to the Operating Partnership in exchange for Common Units. Therefore, the Operating Partnership accounts for such warrants as if issued by the Operating Partnership. These warrants have no expiration date.

Common Unit Distributions

Distributions of the Operating Partnership declared per Common Unit were $2.00 for each of the years ended December 31, 2024, 2023 and 2022.

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

Preferred Units

The following table sets forth the Operating Partnership’s outstanding Preferred Units as of both December 31, 2024 and 2023:

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

Certain other employees participate in a similar annual non-equity incentive program. Incentive eligibility ranges from 5% to 20% of annual base salary. These amounts are also accrued and expensed in the year earned, but are typically paid early in the following year.

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

	December 31,
	2024	2023
Outstanding stock options and warrants	467,291	527,067
Possible future issuance under equity incentive plans	2,242,360	2,537,816
	2,709,651	3,064,883

Of the possible future issuance under the Company’s long-term equity incentive plans as of December 31, 2024, no more than an additional 0.2 million shares can be in the form of restricted stock.

During the years ended December 31, 2024, 2023 and 2022, we recognized share-based compensation expense of $8.0 million, $7.0 million and $7.6 million, respectively. Because REITs generally do not pay income taxes, we do not realize tax benefits on share-based payments. As of December 31, 2024, there was $4.1 million of total unrecognized share-based compensation costs, which will be recognized over a weighted average remaining contractual term of 2.0 years.

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

The following table sets forth stock option activity:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price
Stock options outstanding as of December 31, 2023 (1)	512,067	$46.18
Expired	(59,776)	37.71
Stock options outstanding at December 31, 2024 (2)	452,291	$47.30
__________
(1)There were no options granted, canceled, exercised, expired or forfeited during the years ended December 31, 2023 and 2022.
(2)The Company had 452,291 options exercisable as of December 31, 2024 with a weighted average exercise price of $47.30 and a weighted average remaining life of 1.3 years. As of December 31, 2024, all of these options had exercise prices higher than the market price of our common stock.

No options were exercised during the years ended December 31, 2024, 2023 and 2022. The Company generally does not permit the net cash settlement of exercised stock options, but does permit net share settlement so long as the shares received are held for at least a year. The Company has a practice of issuing new shares to satisfy stock option exercises.

- Time-Based Restricted Stock

Shares of time-based restricted stock granted to employees vest ratably on an annual basis generally over four years. Beginning in 2019, shares of time-based restricted stock granted to non-employee directors vest on the first anniversary of the grant date. The value of grants of time-based restricted stock is based on the market value of Common Stock as of the date of grant and is amortized to expense over the respective vesting period or the service period, if shorter, for employees who are or will become eligible under the Company’s retirement plan.

The following table sets forth time-based restricted stock activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted shares outstanding as of December 31, 2021	219,719	$42.63
Awarded and issued (1)	99,975	43.58
Vested (2)	(101,082)	42.80
Forfeited	(779)	42.37
Restricted shares outstanding as of December 31, 2022	217,833	43.00
Awarded and issued (1)	155,717	26.42
Vested (2)	(95,423)	43.57
Forfeited	(1,819)	34.11
Restricted shares outstanding as of December 31, 2023	276,308	33.51
Awarded and issued (1)	181,540	24.45
Vested (2)	(114,233)	34.79
Restricted shares outstanding as of December 31, 2024	343,615	$28.30
__________
(1)The weighted average fair value at grant date of time-based restricted stock issued during the years ended December 31, 2024, 2023 and 2022 was $4.4 million, $4.1 million and $4.4 million, respectively.
(2)The vesting date fair value of time-based restricted stock that vested during the years ended December 31, 2024, 2023 and 2022 was $2.8 million, $2.5 million and $4.4 million, respectively. Vested shares include those shares surrendered by employees to satisfy tax withholding obligations in connection with such vesting.

- Total Return-Based Restricted Stock

Shares of total return-based restricted stock vest to the extent the Company’s absolute total returns for certain pre-determined three-year periods exceed predetermined goals. The amount subject to vesting ranges from zero to 150%. For total return-based restricted stock issued prior to 2022, notwithstanding the Company’s absolute total return, if the Company’s total return exceeds 100% of the average peer group total return index, 100% of total return-based restricted stock issued will vest at the end of the applicable period. For total return-based restricted stock issued since 2022, notwithstanding the Company’s absolute total return, if the Company’s total return is in the 50th percentile or greater as compared to all of the companies included in the FTSE NAREIT Equity Office Index, 100% of total return-based restricted stock issued will vest at the end of the applicable period. The weighted average grant date fair value of such shares of total return-based restricted stock issued in 2024, 2023 and 2022 was determined to be $25.22, $27.06 and $41.94, respectively, and is amortized over the respective three-year period or the service period, if shorter, for employees who are or will become eligible under the Company’s retirement plan. The fair values of the total return-based restricted stock granted were determined at the grant dates using a Monte Carlo simulation model and the following assumptions:

	2024	2023	2022
Risk free interest rate (1)	4.3%	4.4%	1.6%
Common stock dividend yield (2)	8.7%	6.9%	4.5%
Expected volatility (3)	29.3%	27.2%	25.8%
__________
(1)Represents the interest rate as of the grant date on US treasury bonds having the same life as the estimated life of the total return-based restricted stock grants.
(2)The dividend yield is calculated utilizing the then current regular dividend rate for a one-year period and the average per share price of Common Stock during the three-month period preceding the date of grant.
(3)Based on the historical volatility of Common Stock over a period relevant to the related total return-based restricted stock grant.

The following table sets forth total return-based restricted stock activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted shares outstanding as of December 31, 2021	229,292	$38.00
Awarded and issued (1)	81,832	41.94
Vested (2)	(62,985)	45.90
Forfeited (3)	(20,995)	45.90
Restricted shares outstanding as of December 31, 2022	227,144	38.93
Awarded and issued (1)	126,736	27.06
Vested (2)	(65,140)	44.88
Forfeited (3)	(2,148)	35.83
Restricted shares outstanding as of December 31, 2023	286,592	34.03
Awarded and issued (1)	142,992	25.22
Vested (2)	(79,588)	39.98
Restricted shares outstanding as of December 31, 2024	349,996	$29.80
__________
(1)The fair value at grant date of total return-based restricted stock issued during the years ended December 31, 2024, 2023 and 2022 was $3.6 million, $3.4 million and $3.4 million, respectively, at target.
(2)The vesting date fair value of total return-based restricted stock that vested during the years ended December 31, 2024, 2023 and 2022 was $1.9 million, $1.7 million and $2.7 million, respectively, based on the performance of the specific plans. Vested shares include those shares surrendered by employees to satisfy tax withholding obligations in connection with such vesting.
(3)The 2022 amount includes 20,995 shares that were forfeited at the end of the applicable measurement period because the applicable total return did not meet targeted levels. No such shares were forfeited in 2023.

401(k) Retirement Savings Plan

We have a 401(k) Retirement Savings Plan covering substantially all employees who meet certain age and employment criteria. We contribute amounts for each participant at a rate of 75% of the employee’s contribution (up to 6% of each employee’s bi-weekly salary and cash incentives, subject to statutory limits). During each of the years ended December 31, 2024, 2023 and 2022, we contributed $1.4 million to the 401(k) savings plan. The assets of this qualified plan are not included in our Consolidated Financial Statements since the assets are not owned by us.

Retirement Plan

The Company has a retirement plan for employees with at least 30 years of continuous service or who are at least 55 years old with at least 10 years of continuous service. Subject to advance written notice and a non-compete agreement, eligible retirees would be entitled to receive a pro rata amount of any annual non-equity incentive compensation earned during the year of retirement and stock options and time-based restricted stock would be non-forfeitable and vest according to the terms of their original grants. Eligible retirees would also be entitled to retain any total return-based restricted stock that subsequently vests after the retirement date according to the terms of their original grants. For employees who meet the age and service eligibility requirements, 100% of their annual grants are expensed at the grant date as if fully vested. For employees who will meet the age and service eligibility requirements within the normal vesting periods, the grants are amortized over the shorter service period.

Deferred Compensation

Prior to 2010, officers could elect to defer all or a portion of their cash compensation, which was then invested in unrelated mutual funds under a non-qualified deferred compensation plan. These investments are recorded at fair value, which aggregated $2.3 million as of both December 31, 2024 and 2023, and are included in prepaid expenses and other assets, with an offsetting deferred compensation liability recorded in accounts payable, accrued expenses and other liabilities. Deferred amounts ultimately payable to the participants are based on the value of the related mutual fund investments. Accordingly, changes in the value of the unrelated mutual funds are recorded in interest and other income and the corresponding offsetting changes in the deferred compensation liability are recorded in general and administrative expense. As a result, there is no effect on our net income.

The following table sets forth our deferred compensation liability:

	Year Ended December 31,
	2024	2023	2022
Beginning deferred compensation liability	$2,294	$2,564	$2,866
Mark-to-market adjustment to deferred compensation (in general and administrative expenses)	575	243	(302)
Distributions from deferred compensation plans	(574)	(513)	—
Total deferred compensation liability	$2,295	$2,294	$2,564

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”) pursuant to which employees may contribute up to 25% of their cash compensation for the purchase of Common Stock. At the end of each quarter, each participant’s account balance, which includes accumulated dividends, is applied to acquire shares of Common Stock at a cost that is calculated at 85% of the average closing price on the NYSE on the five consecutive days preceding the last day of the quarter. In the years ended December 31, 2024, 2023 and 2022, the Company issued 51,711, 77,086 and 46,656 shares, respectively, of Common Stock under the ESPP. The 15% discount on newly issued shares, which is taxable income to the participants and is recorded by us as additional compensation expense, aggregated $0.2 million, $0.3 million and $0.2 million in the years ended December 31, 2024, 2023 and 2022, respectively. Generally, shares purchased under the ESPP must be held for at least one year. The Company satisfies its ESPP obligations by issuing additional shares of Common Stock.

12.    Real Estate and Other Assets Held For Sale

The following table sets forth the assets held for sale as of December 31, 2024 and 2023, which are considered non-core:

	December 31,
	2024	2023
Assets:
Land	$6,232	$—
Buildings and tenant improvements	98,081	—
Less-accumulated depreciation	(58,511)	—
Net real estate assets	45,802	—
Accrued straight-line rents receivable	6,581	—
Deferred leasing costs, net	2,784	—
Prepaid expenses and other assets	242	—
Real estate and other assets, net, held for sale	$55,409	$—

13.    Earnings Per Share and Per Unit

The following table sets forth the computation of basic and diluted earnings per share of the Company:

	Year Ended December 31,
	2024	2023	2022
Earnings per Common Share - basic:
Numerator:
Net income	$104,254	$151,330	$163,958
Net (income) attributable to noncontrolling interests in the Operating Partnership	(2,040)	(3,164)	(3,670)
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates	34	549	(1,230)
Dividends on Preferred Stock	(2,485)	(2,485)	(2,486)
Net income available for common stockholders	$99,763	$146,230	$156,572
Denominator:
Denominator for basic earnings per Common Share – weighted average shares (1)	106,167	105,529	105,120
Net income available for common stockholders	$0.94	$1.39	$1.49
Earnings per Common Share - diluted:
Numerator:
Net income	$104,254	$151,330	$163,958
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates	34	549	(1,230)
Dividends on Preferred Stock	(2,485)	(2,485)	(2,486)
Net income available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	$101,803	$149,394	$160,242
Denominator:
Denominator for basic earnings per Common Share – weighted average shares (1)	106,167	105,529	105,120
Add:
Stock options using the treasury method	—	—	5
Noncontrolling interests Common Units	2,152	2,256	2,442
Denominator for diluted earnings per Common Share – adjusted weighted average shares and assumed conversions	108,319	107,785	107,567
Net income available for common stockholders	$0.94	$1.39	$1.49
__________
(1)Includes all unvested restricted stock where dividends on such restricted stock are non-forfeitable.

The following table sets forth the computation of basic and diluted earnings per unit of the Operating Partnership:

	Year Ended December 31,
	2024	2023	2022
Earnings per Common Unit - basic:
Numerator:
Net income	$104,254	$151,330	$163,958
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates	34	549	(1,230)
Distributions on Preferred Units	(2,485)	(2,485)	(2,486)
Net income available for common unitholders	$101,803	$149,394	$160,242
Denominator:
Denominator for basic earnings per Common Unit – weighted average units (1)	107,910	107,376	107,153
Net income available for common unitholders	$0.94	$1.39	$1.50
Earnings per Common Unit - diluted:
Numerator:
Net income	$104,254	$151,330	$163,958
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates	34	549	(1,230)
Distributions on Preferred Units	(2,485)	(2,485)	(2,486)
Net income available for common unitholders	$101,803	$149,394	$160,242
Denominator:
Denominator for basic earnings per Common Unit – weighted average units (1)	107,910	107,376	107,153
Add:
Stock options using the treasury method	—	—	5
Denominator for diluted earnings per Common Unit – adjusted weighted average units and assumed conversions	107,910	107,376	107,158
Net income available for common unitholders	$0.94	$1.39	$1.50
__________
(1)Includes all unvested restricted stock where distributions on such restricted stock are non-forfeitable.

14.    Income Taxes

Our Consolidated Financial Statements include the operations of the Company’s taxable REIT subsidiary, which is not entitled to the dividends paid deduction and is subject to federal, state and local income taxes on its taxable income.

The minimum dividend per share of Common Stock required for the Company to maintain its REIT status was $1.42, $1.42 and $1.60 per share in 2024, 2023 and 2022, respectively. Continued qualification as a REIT depends on the Company’s ability to satisfy the dividend distribution tests, stock ownership requirements and various other qualification tests. The tax basis of the Company’s assets (net of accumulated tax depreciation and amortization) and liabilities was approximately $5.7 billion and $3.6 billion, respectively, as of December 31, 2024 and $5.6 billion and $3.5 billion, respectively, as of December 31, 2023. The tax basis of the Operating Partnership’s assets (net of accumulated tax depreciation and amortization) and liabilities was approximately $5.6 billion and $3.6 billion, respectively, as of December 31, 2024 and $5.4 billion and $3.5 billion, respectively, as of December 31, 2023.

During the years ended December 31, 2024, 2023 and 2022, the Company qualified as a REIT and incurred no federal income tax expense; accordingly, the only federal income taxes included in the accompanying Consolidated Financial Statements relate to activities of the Company’s taxable REIT subsidiary.

The Company had no net deferred tax asset or liability as of December 31, 2024 or December 31, 2023.

For each of the years ended December 31, 2024 and 2023, there were no unrecognized tax benefits. The Company is subject to federal, state and local income tax examinations by taxing authorities for 2021 through 2024. The Company does not expect that the total amount of unrecognized benefits will materially change within the next year.

15.    Segment Information

Our principal business is the operation, acquisition and development of rental office properties. We evaluate our business by geographic location, which is why our primary geographic locations are included as reportable segments below. The operating results by geographic grouping are regularly reviewed by our chief operating decision maker for assessing performance and other purposes. Our chief executive officer is our chief operating decision maker. There are no material inter-segment transactions.

Our accounting policies of the segments are the same as those used in our Consolidated Financial Statements. All operations are within the United States.

The following tables summarize rental and other revenues, rental property and other expenses, net operating income and total assets for each of our reportable segments. Net operating income is the primary industry property-level performance metric used by our chief operating decision maker and is defined as rental and other revenues less rental property and other expenses. Our chief operating decision maker uses net operating income to help assess segment performance and decide how to allocate resources accordingly.

	Year Ended December 31,
	2024	2023	2022
Rental and other revenues:
Atlanta	$146,168	$143,741	$143,904
Charlotte	88,003	85,984	73,721
Nashville	169,158	171,797	174,341
Orlando	58,442	58,002	54,802
Raleigh	173,156	181,964	182,990
Richmond	35,265	35,918	43,084
Tampa	98,887	99,421	94,726
Rental and other revenues for reportable segments	769,079	776,827	767,568
Other	56,783	57,170	61,361
Total rental and other revenues	825,862	833,997	828,929

Rental property and other expenses:
Atlanta	57,453		54,041	51,607
Charlotte	24,419		22,063	18,032
Nashville	45,143		46,380	45,124
Orlando	23,094		22,840	22,471
Raleigh	47,046		49,702	48,086
Richmond	11,140		11,162	14,205
Tampa	37,603		37,039	35,035
Rental property and other expenses for reportable segments	245,898		243,227	234,560
Other	26,275		25,555	25,246
Total rental property and other expenses	272,173	272173000	268,782	259,806

Net operating income:
Atlanta	88,715	89,700	92,297
Charlotte	63,584	63,921	55,689
Nashville	124,015	125,417	129,217
Orlando	35,348	35,162	32,331
Raleigh	126,110	132,262	134,904
Richmond	24,125	24,756	28,879
Tampa	61,284	62,382	59,691
Net operating income for reportable segments	523,181	533,600	533,008
Other	30,508	31,615	36,115
Total net operating income	$553,689	$565,215	$569,123

	Year Ended December 31,
	2024	2023	2022
Reconciliation to net income:
Depreciation and amortization	$(299,046)	$(299,411)	$(287,610)
Impairments of real estate assets	(24,600)	—	(36,515)
General and administrative expenses	(41,903)	(42,857)	(42,266)
Interest expense	(147,198)	(136,710)	(105,385)
Other income	12,337	4,435	1,530
Gains on disposition of property	46,817	47,773	63,546
Gain on deconsolidation of affiliate	—	11,778	—
Equity in earnings of unconsolidated affiliates	4,158	1,107	1,535
Net income	$104,254	$151,330	$163,958

	December 31,
	2024	2023
Total assets:
Atlanta	$958,101	$907,421
Charlotte	950,068	974,846
Nashville	1,231,940	1,259,272
Orlando	276,070	286,781
Raleigh	1,182,217	1,255,978
Richmond	157,431	157,299
Tampa	463,884	473,800
Total assets for reportable segments	5,219,711	5,315,397
Other	809,644	687,531
Total assets	$6,029,355	$6,002,928

16.    Subsequent Events

On January 29, 2025, the Company declared a cash dividend of $0.50 per share of Common Stock, which is payable on March 11, 2025 to stockholders of record as of February 18, 2025.

On February 3, 2025, we sold three buildings in Tampa for a sales price of $145.0 million and expect to record a gain on disposition of property of $82.3 million.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTE TO SCHEDULE III
(in thousands)

The following table sets forth the activity of real estate assets and accumulated depreciation:

	December 31,
	2024	2023	2022
Real estate assets:
Beginning balance	$6,728,003	$6,689,692	$6,486,136
Acquisitions, development and improvements	210,024	226,066	378,587
Cost of real estate sold, retired and deconsolidated	(215,777)	(187,755)	(175,031)
Ending balance (a)	$6,722,250	$6,728,003	$6,689,692
Accumulated depreciation:
Beginning balance	$1,743,390	$1,609,502	$1,457,511
Depreciation expense	255,979	253,151	240,273
Real estate sold, retired and deconsolidated	(144,272)	(119,263)	(88,282)
Ending balance (b)	$1,855,097	$1,743,390	$1,609,502

(a)Reconciliation of total real estate assets to balance sheet caption:

	2024	2023	2022
Total per Schedule III	$6,722,250	$6,728,003	$6,689,692
Development in-process exclusive of land included in Schedule III	—	8,918	46,735
Real estate assets, net, held for sale	(104,313)	—	—
Total real estate assets	$6,617,937	$6,736,921	$6,736,427

(b)Reconciliation of total accumulated depreciation to balance sheet caption:

	2024	2023	2022
Total per Schedule III	$1,855,097	$1,743,390	$1,609,502
Real estate assets, net, held for sale	(58,511)	—	—
Total accumulated depreciation	$1,796,586	$1,743,390	$1,609,502

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

December 31, 2024

			Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period					Life on Which Depreciation is Calculated
Description	Property Type	2024 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets (1)	Accumulated Depreciation	Date of Construction
Atlanta, GA
1700 Century Circle	Office		$—	$2,482	$823	$816	$823	$3,298	$4,121	$1,784	1983	5-40 yrs.
1800 Century Boulevard	Office		1,444	29,081	1,504	6,296	2,948	35,377	38,325	23,603	1975	5-40 yrs.
1825 Century Boulevard	Office		864	—	3,422	15,599	4,286	15,599	19,885	8,653	2002	5-40 yrs.
1875 Century Boulevard	Office		—	8,924	3,090	5,913	3,090	14,837	17,927	8,777	1976	5-40 yrs.
1900 Century Boulevard	Office		—	4,744	13,036	340	13,036	5,084	18,120	5,084	1971	5-40 yrs.
2200 Century Parkway	Office		—	14,432	4,433	8,373	4,433	22,805	27,238	14,270	1971	5-40 yrs.
2400 Century Parkway	Office		—	—	4,589	14,967	4,589	14,967	19,556	9,238	1998	5-40 yrs.
2500 Century Parkway	Office		—	—	3,919	16,118	3,919	16,118	20,037	5,421	2005	5-40 yrs.
2500/2635 Parking Garage	Office		—	—	—	6,447	—	6,447	6,447	3,103	2005	5-40 yrs.
2600 Century Parkway	Office		—	10,679	3,062	6,389	3,062	17,068	20,130	10,376	1973	5-40 yrs.
2635 Century Parkway	Office		—	21,643	6,714	21,509	6,714	43,152	49,866	25,658	1980	5-40 yrs.
2800 Century Parkway	Office		—	20,449	7,281	12,453	7,281	32,902	40,183	21,697	1983	5-40 yrs.
Century Plaza I	Office		1,290	8,567	—	5,274	1,290	13,841	15,131	8,234	1981	5-40 yrs.
Century Plaza II	Office		1,380	7,733	—	4,532	1,380	12,265	13,645	6,803	1984	5-40 yrs.
Riverwood 100	Office		5,785	64,913	(29)	36,203	5,756	101,116	106,872	38,857	1989	5-40 yrs.
Tradeport - Land	Office		5,243	—	(4,733)	—	510	—	510	—	N/A	N/A
Two Alliance Center	Office		9,579	125,549	—	6,013	9,579	131,562	141,141	39,264	2009	5-40 yrs.
One Alliance Center	Office		14,775	123,071	—	25,920	14,775	148,991	163,766	48,286	2001	5-40 yrs.
10 Glenlake North	Office		5,349	26,334	—	7,630	5,349	33,964	39,313	12,158	2000	5-40 yrs.
10 Glenlake South	Office		5,103	22,811	—	14,616	5,103	37,427	42,530	10,640	1999	5-40 yrs.
Riverwood 200	Office		4,777	89,708	450	1,843	5,227	91,551	96,778	22,363	2017	5-40 yrs.
Riverwood 300 - Land	Office		400	—	—	710	400	710	1,110	141	2017	5-40 yrs.
Monarch Tower	Office		22,717	143,068	—	28,102	22,717	171,170	193,887	47,748	1997	5-40 yrs.
Monarch Plaza	Office		27,678	88,962	—	20,359	27,678	109,321	136,999	28,149	1983	5-40 yrs.
Galleria 75 - Land	Office		19,740	—	(3,000)	1,031	16,740	1,031	17,771	294	2022	5-40 yrs.
Charlotte, NC
Bank of America Tower	Office	200,000	29,273	354,749	—	27,132	29,273	381,881	411,154	59,543	2019	5-40 yrs.
One Morrocroft	Office	(2)	3,655	28,357	(198)	5,146	3,457	33,503	36,960	4,033	1992	5-40 yrs.
Two Morrocroft	Office	(2)	3,530	28,804	(190)	1,619	3,340	30,423	33,763	3,726	1998	5-40 yrs.
Three Morrocroft	Office	(2)	3,566	30,505	(192)	309	3,374	30,814	34,188	3,678	2000	5-40 yrs.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

			Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period					Life on Which Depreciation is Calculated
Description	Property Type	2024 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets (1)	Accumulated Depreciation	Date of Construction
Capitol Towers North	Office	(3)	8,642	96,254	—	1,112	8,642	97,366	106,008	10,390	2017	5-40 yrs.
Capitol Towers South	Office	(3)	9,095	95,458	—	810	9,095	96,268	105,363	10,273	2015	5-40 yrs.
1426 S. Tryon - Land	Office		26,702	—	(825)	—	25,877	—	25,877	—	N/A	N/A
SIX50 at Legacy Union	Office		16,504	166,305	—	4,068	16,504	170,373	186,877	13,657	2020	5-40 yrs.
Four Morrocroft	Office	(2)	—	—	837	8,993	837	8,993	9,830	252	2024	5-40 yrs.
Nashville, TN
3322 West End	Office		3,025	27,490	—	12,919	3,025	40,409	43,434	23,264	1986	5-40 yrs.
3401 West End	Office		5,862	22,917	—	7,224	5,862	30,141	36,003	20,438	1982	5-40 yrs.
5310 Maryland Way	Office		1,863	7,201	—	5,870	1,863	13,071	14,934	8,732	1994	5-40 yrs.
Cool Springs I & II Deck	Office		—	—	—	3,990	—	3,990	3,990	1,718	2007	5-40 yrs.
Cool Springs III & IV Deck	Office		—	—	—	4,461	—	4,461	4,461	1,988	2007	5-40 yrs.
Cool Springs I	Office		1,583	—	15	16,828	1,598	16,828	18,426	10,227	1999	5-40 yrs.
Cool Springs II	Office		1,824	—	346	25,538	2,170	25,538	27,708	13,749	1999	5-40 yrs.
Cool Springs III	Office		1,631	—	804	22,859	2,435	22,859	25,294	8,374	2006	5-40 yrs.
Cool Springs IV	Office		1,715	—	—	29,093	1,715	29,093	30,808	9,168	2008	5-40 yrs.
Cool Springs V	Office		3,688	—	295	56,353	3,983	56,353	60,336	18,495	2007	5-40 yrs.
Harpeth Two	Office		1,419	5,677	—	9,672	1,419	15,349	16,768	6,312	1984	5-40 yrs.
Harpeth Three	Office		1,660	6,649	—	10,100	1,660	16,749	18,409	7,556	1987	5-40 yrs.
Harpeth Four	Office		1,713	6,842	—	11,085	1,713	17,927	19,640	7,852	1989	5-40 yrs.
Harpeth Five	Office		662	—	197	11,159	859	11,159	12,018	3,788	1998	5-40 yrs.
Hickory Trace	Office		1,164	—	164	6,731	1,328	6,731	8,059	3,276	2001	5-40 yrs.
Highwoods Plaza I	Office		1,552	—	307	9,142	1,859	9,142	11,001	5,898	1996	5-40 yrs.
Highwoods Plaza II	Office		1,448	—	307	8,696	1,755	8,696	10,451	4,764	1997	5-40 yrs.
Seven Springs I	Office		2,076	—	592	14,773	2,668	14,773	17,441	7,459	2002	5-40 yrs.
SouthPointe	Office		1,655	—	310	9,514	1,965	9,514	11,479	5,949	1998	5-40 yrs.
Westwood South	Office		2,106	—	382	9,552	2,488	9,552	12,040	5,970	1999	5-40 yrs.
100 Winners Circle	Office		1,497	7,258	—	8,296	1,497	15,554	17,051	6,977	1987	5-40 yrs.
Symphony Place	Office	84,712	—	141,469	—	6,045	—	147,514	147,514	54,976	2010	5-40 yrs.
Seven Springs East	Office		2,525	37,587	—	528	2,525	38,115	40,640	13,373	2013	5-40 yrs.
The Shops at Seven Springs	Office		803	8,223	—	(996)	803	7,227	8,030	2,259	2013	5-40 yrs.
Seven Springs West	Office		2,439	51,306	—	4,197	2,439	55,503	57,942	13,403	2016	5-40 yrs.
Seven Springs II	Office		2,356	30,048	—	3,435	2,356	33,483	35,839	8,937	2017	5-40 yrs.
Bridgestone Tower	Office		19,223	169,582	—	465	19,223	170,047	189,270	36,042	2017	5-40 yrs.
Virginia Springs II	Office		4,821	26,448	—	3,870	4,821	30,318	35,139	4,527	2020	5-40 yrs.
MARS Campus	Office		7,010	87,474	—	147	7,010	87,621	94,631	18,644	2019	5-40 yrs.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

			Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period					Life on Which Depreciation is Calculated
Description	Property Type	2024 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets (1)	Accumulated Depreciation	Date of Construction
Virginia Springs I	Office		4,534	25,632	—	308	4,534	25,940	30,474	5,720	2018	5-40 yrs.
1100 Broadway - Land	Office		29,845	—	(259)	—	29,586	—	29,586	—	N/A	N/A
Asurion	Office		33,219	230,569	—	2,778	33,219	233,347	266,566	24,670	2021	5-40 yrs.
Ovation - Land	Office		89,231	—	215	—	89,446	—	89,446	—	N/A	N/A
Broadway Stem - Land	Office		6,218	—	(1,335)	526	4,883	526	5,409	44	2021	5-40 yrs.
YMCA Site - Land	Office		16,121	—	(28)	—	16,093	—	16,093	—	N/A	N/A
Orlando, FL
Capital Plaza Three - Land	Office		2,994	—	18	—	3,012	—	3,012	—	N/A	N/A
1800 Eller Drive	Office		—	9,851	—	1,927	—	11,778	11,778	8,372	1983	5-40 yrs.
201 South Orange	Office		3,893	29,541	—	16,392	3,893	45,933	49,826	15,068	1982	5-40 yrs.
Capital Plaza Two	Office		4,346	43,394	—	15,556	4,346	58,950	63,296	18,008	1999	5-40 yrs.
Capital Plaza One	Office		3,482	27,321	—	10,864	3,482	38,185	41,667	12,232	1975	5-40 yrs.
Landmark Center Two	Office		4,743	22,031	—	11,634	4,743	33,665	38,408	12,521	1985	5-40 yrs.
Landmark Center One	Office		6,207	22,655	—	12,542	6,207	35,197	41,404	14,113	1983	5-40 yrs.
Bank of America Plaza	Office		3,490	56,079	—	11,841	3,490	67,920	71,410	18,237	2000	5-40 yrs.
Eola Centre	Office		5,785	11,160	—	15,579	5,785	26,739	32,524	8,304	1969	5-40 yrs.
Pittsburgh, PA
One PPG Place	Office		9,819	107,643	—	60,276	9,819	167,919	177,738	64,888	1983-1985	5-40 yrs.
Two PPG Place	Office		2,302	10,978	—	16,110	2,302	27,088	29,390	9,970	1983-1985	5-40 yrs.
Three PPG Place	Office		501	2,923	—	5,311	501	8,234	8,735	3,855	1983-1985	5-40 yrs.
Four PPG Place	Office		620	3,239	—	3,378	620	6,617	7,237	3,134	1983-1985	5-40 yrs.
Five PPG Place	Office		803	4,924	—	3,056	803	7,980	8,783	3,207	1983-1985	5-40 yrs.
Six PPG Place	Office		3,353	25,602	—	17,450	3,353	43,052	46,405	17,869	1983-1985	5-40 yrs.
EQT Plaza	Office		16,457	83,812	(11,000)	(35,444)	5,457	48,368	53,825	30,597	1987	5-40 yrs.
East Liberty - Land	Office		2,478	—	(1,204)	—	1,274	—	1,274	—	N/A	N/A
Raleigh, NC
3600 Glenwood Avenue	Office		—	10,994	—	4,176	—	15,170	15,170	9,818	1986	5-40 yrs.
3737 Glenwood Avenue	Office		—	—	318	18,987	318	18,987	19,305	10,529	1999	5-40 yrs.
801 Raleigh Corporate Center	Office		828	—	272	13,105	1,100	13,105	14,205	7,005	2002	5-40 yrs.
2000 CentreGreen	Office		1,529	—	(391)	14,074	1,138	14,074	15,212	7,317	2000	5-40 yrs.
4000 CentreGreen	Office		1,653	—	(389)	12,520	1,264	12,520	13,784	6,566	2001	5-40 yrs.
5000 CentreGreen	Office		1,291	34,572	—	1,878	1,291	36,450	37,741	10,904	2017	5-40 yrs.
3000 CentreGreen	Office		1,779	—	(397)	14,752	1,382	14,752	16,134	6,583	2002	5-40 yrs.
1000 CentreGreen	Office		1,280	—	55	13,574	1,335	13,574	14,909	5,974	2008	5-40 yrs.
GlenLake - Land	Office		13,003	—	(12,382)	114	621	114	735	68	2001	5-40 yrs.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

			Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period					Life on Which Depreciation is Calculated
Description	Property Type	2024 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets (1)	Accumulated Depreciation	Date of Construction
GlenLake One	Office		924	—	1,324	24,855	2,248	24,855	27,103	12,824	2002	5-40 yrs.
GlenLake Four	Office		1,659	—	493	20,969	2,152	20,969	23,121	9,665	2006	5-40 yrs.
GlenLake Six	Office		941	—	(365)	24,841	576	24,841	25,417	9,060	2008	5-40 yrs.
701 Corporate Center	Office		1,304	—	540	20,615	1,844	20,615	22,459	11,539	1996	5-40 yrs.
7001 Weston Parkway	Office		531	—	(267)	7,524	264	7,524	7,788	4,831	1998	5-40 yrs.
Inveresk Parcel 2 - Land	Office		657	—	38	103	695	103	798	24	2015	5-40 yrs.
4620 Creekstone Drive	Office		149	—	107	5,901	256	5,901	6,157	2,530	2001	5-40 yrs.
751 Corporate Center	Office		2,665	16,939	—	(442)	2,665	16,497	19,162	4,488	2018	5-40 yrs.
PNC Plaza	Office		1,206	—	—	66,613	1,206	66,613	67,819	29,133	2008	5-40 yrs.
4700 Six Forks Road	Office		666	2,665	—	1,965	666	4,630	5,296	2,838	1982	5-40 yrs.
4700 Homewood Court	Office		1,086	4,533	—	1,786	1,086	6,319	7,405	4,213	1983	5-40 yrs.
4800 Six Forks Road	Office		862	4,411	—	2,282	862	6,693	7,555	4,659	1987	5-40 yrs.
4601 Creekstone Drive	Office		255	—	217	6,593	472	6,593	7,065	3,710	1997	5-40 yrs.
Weston - Land	Office		22,771	—	(19,528)	—	3,243	—	3,243	—	N/A	N/A
4625 Creekstone Drive	Office		458	—	268	6,731	726	6,731	7,457	4,115	1995	5-40 yrs.
11000 Weston Parkway	Office		2,651	18,850	—	16,993	2,651	35,843	38,494	12,858	1998	5-40 yrs.
GlenLake Five	Office		2,263	30,264	—	(49)	2,263	30,215	32,478	8,656	2014	5-40 yrs.
11800 Weston Parkway	Office		826	13,188	—	89	826	13,277	14,103	4,879	2014	5-40 yrs.
CentreGreen Café	Office		41	3,509	—	15	41	3,524	3,565	887	2014	5-40 yrs.
CentreGreen Fitness Center	Office		27	2,322	—	14	27	2,336	2,363	587	2014	5-40 yrs.
One City Plaza	Office		11,288	68,375	—	23,001	11,288	91,376	102,664	30,262	1986	5-40 yrs.
Edison - Land	Office		5,984	—	1,244	—	7,228	—	7,228	—	N/A	N/A
Charter Square	Office		7,267	65,881	—	4,617	7,267	70,498	77,765	17,804	2015	5-40 yrs.
MetLife Global Technology Campus	Office		21,580	149,889	—	797	21,580	150,686	172,266	38,282	2015	5-40 yrs.
GlenLake Seven	Office		1,662	37,332	—	(24)	1,662	37,308	38,970	5,406	2020	5-40 yrs.
Hargett - Land	Office		9,248	—	(833)	—	8,415	—	8,415	—	N/A	N/A
Forum 1	Office		1,278	27,809	—	1,635	1,278	29,444	30,722	4,563	1985	5-40 yrs.
Forum 2	Office		1,327	18,088	—	(518)	1,327	17,570	18,897	2,186	1988	5-40 yrs.
Forum 3	Office		994	23,931	—	1,517	994	25,448	26,442	4,639	1995	5-40 yrs.
Forum 4	Office		2,118	43,889	—	925	2,118	44,814	46,932	6,671	2000	5-40 yrs.
Forum 5	Office		1,552	26,263	—	1,583	1,552	27,846	29,398	4,991	2007	5-40 yrs.
Captrust Tower	Office	84,054	9,670	124,530	—	4,138	9,670	128,668	138,338	12,734	2010	5-40 yrs.
150 Fayetteville	Office	107,584	7,677	130,049	—	22,978	7,677	153,027	160,704	17,817	1991	5-40 yrs.
GlenLake III	Office		3,981	65,660	29	4,152	4,010	69,812	73,822	2,551	2023	5-40 yrs.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

			Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period					Life on Which Depreciation is Calculated
Description	Property Type	2024 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets (1)	Accumulated Depreciation	Date of Construction
2205 Evans Road - Land	Office		2,676	—	—	—	2,676	—	2,676	—	N/A	N/A
Other Property	Other		27,260	20,868	(13,375)	103,939	13,885	124,807	138,692	70,766	N/A	5-40 yrs.
Richmond, VA
4900 Cox Road	Office		1,324	5,311	15	3,285	1,339	8,596	9,935	4,878	1991	5-40 yrs.
Colonnade Building	Office		1,364	6,105	—	3,833	1,364	9,938	11,302	4,540	2003	5-40 yrs.
Highwoods Commons	Office		521	—	458	5,270	979	5,270	6,249	2,688	1999	5-40 yrs.
Highwoods One	Office		1,688	—	22	16,375	1,710	16,375	18,085	8,642	1996	5-40 yrs.
Highwoods Two	Office		786	—	226	10,138	1,012	10,138	11,150	5,290	1997	5-40 yrs.
Highwoods Five	Office		783	—	11	8,839	794	8,839	9,633	5,323	1998	5-40 yrs.
Highwoods Plaza	Office		909	—	187	6,723	1,096	6,723	7,819	3,435	2000	5-40 yrs.
Innslake Center	Office		845	—	125	7,706	970	7,706	8,676	4,623	2001	5-40 yrs.
4101 Cox Road	Office		1,205	4,825	—	3,093	1,205	7,918	9,123	4,496	1990	5-40 yrs.
North Park	Office		2,163	8,659	6	3,314	2,169	11,973	14,142	7,536	1989	5-40 yrs.
North Shore Commons I	Office		951	—	137	14,641	1,088	14,641	15,729	6,981	2002	5-40 yrs.
North Shore Commons II	Office		2,067	—	(89)	13,036	1,978	13,036	15,014	4,992	2007	5-40 yrs.
North End - Land	Office		1,497	—	55	10	1,552	10	1,562	3	2020	5-40 yrs.
One Shockoe Plaza	Office		—	—	356	22,271	356	22,271	22,627	13,864	1996	5-40 yrs.
Lake Brook Commons	Office		1,600	8,864	(179)	400	1,421	9,264	10,685	4,502	1996	5-40 yrs.
Highwoods Three	Office		1,918	—	358	12,697	2,276	12,697	14,973	5,939	2005	5-40 yrs.
Stony Point I	Office		1,384	11,630	(267)	4,867	1,117	16,497	17,614	10,274	1990	5-40 yrs.
Stony Point II	Office		1,240	—	103	14,679	1,343	14,679	16,022	8,338	1999	5-40 yrs.
Stony Point III	Office		995	—	—	10,718	995	10,718	11,713	5,947	2002	5-40 yrs.
Stony Point IV	Office		955	—	—	13,735	955	13,735	14,690	5,712	2006	5-40 yrs.
4480 Cox Road	Office		1,301	6,036	15	3,583	1,316	9,619	10,935	4,987	1996	5-40 yrs.
Innsbrook Centre	Office		914	8,249	—	1,144	914	9,393	10,307	4,643	1987	5-40 yrs.
Tampa, FL
Meridian Three	Office		2,673	16,470	—	7,026	2,673	23,496	26,169	10,196	1989	5-40 yrs.
Bayshore Place	Office		2,276	11,817	—	3,821	2,276	15,638	17,914	9,179	1990	5-40 yrs.
Highwoods Bay Center I	Office		3,565	—	(64)	38,199	3,501	38,199	41,700	17,462	2007	5-40 yrs.
Horizon	Office		—	6,257	—	4,902	—	11,159	11,159	6,332	1980	5-40 yrs.
Lakeside	Office		—	7,369	—	7,126	—	14,495	14,495	9,953	1978	5-40 yrs.
Lakeside/Parkside Garage	Office		—	—	—	5,817	—	5,817	5,817	3,446	2004	5-40 yrs.
One Harbour Place	Office		2,016	25,252	—	16,127	2,016	41,379	43,395	23,894	1985	5-40 yrs.
Parkside	Office		—	9,407	—	3,827	—	13,234	13,234	8,080	1979	5-40 yrs.
Pavilion	Office		—	16,394	—	5,196	—	21,590	21,590	13,917	1982	5-40 yrs.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

			Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period					Life on Which Depreciation is Calculated
Description	Property Type	2024 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets (1)	Accumulated Depreciation	Date of Construction
Pavilion Parking Garage	Office		—	—	—	5,922	—	5,922	5,922	3,675	1999	5-40 yrs.
Tower Place	Office		3,218	19,898	—	9,818	3,218	29,716	32,934	17,897	1988	5-40 yrs.
Westshore Square	Office		1,126	5,186	—	1,467	1,126	6,653	7,779	4,369	1976	5-40 yrs.
Meridian One	Office		1,849	22,363	—	5,635	1,849	27,998	29,847	9,525	1984	5-40 yrs.
Meridian Two	Office		1,302	19,588	—	6,550	1,302	26,138	27,440	9,014	1986	5-40 yrs.
Avion	Office		—	—	6,310	44,142	6,310	44,142	50,452	10,847	2016	5-40 yrs.
Truist Place	Office		1,980	102,138	—	32,622	1,980	134,760	136,740	37,976	1992	5-40 yrs.
Truist Place - Land	Office		2,225	—	—	—	2,225	—	2,225	—	N/A	N/A
Midtown West	Office	44,965	16,543	34,818	(218)	9,986	16,325	44,804	61,129	5,693	2021	5-40 yrs.
			$798,902	$4,268,554	$(1,336)	$1,656,130	$797,566	$5,924,684	$6,722,250	$1,855,097
__________
(1)The cost basis for income tax purposes of aggregate land and buildings and tenant improvements as of December 31, 2024 is $6.4 billion.
(2)These assets are pledged as collateral for a $69.6 million first mortgage loan.
(3)These assets are pledged as collateral for a $121.3 million first mortgage loan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Raleigh, State of North Carolina, on February 11, 2025.

Highwoods Properties, Inc.
By:	/s/ Theodore J. Klinck
Theodore J. Klinck
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Carlos E. Evans	Chairman of the Board of Directors	February 11, 2025
Carlos E. Evans

/s/ Theodore J. Klinck	President, Chief Executive Officer and Director	February 11, 2025
Theodore J. Klinck

/s/ Charles A. Anderson	Director	February 11, 2025
Charles A. Anderson

/s/ Gene H. Anderson	Director	February 11, 2025
Gene H. Anderson

/s/ Thomas P. Anderson	Director	February 11, 2025
Thomas P. Anderson

/s/ David L. Gadis	Director	February 11, 2025
David L. Gadis

/s/ David J. Hartzell	Director	February 11, 2025
David J. Hartzell

/s/ Anne H. Lloyd	Director	February 11, 2025
Anne H. Lloyd

/s/ Candice W. Todd	Director	February 11, 2025
Candice W. Todd

/s/ Brendan C. Maiorana	Executive Vice President and Chief Financial Officer	February 11, 2025
Brendan C. Maiorana

/s/ Daniel L. Clemmens	Vice President and Chief Accounting Officer	February 11, 2025
Daniel L. Clemmens

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Raleigh, State of North Carolina, on February 11, 2025.

Highwoods Realty Limited Partnership
By:	Highwoods Properties, Inc., its sole general partner
By:	/s/ Theodore J. Klinck
Theodore J. Klinck
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Carlos E. Evans	Chairman of the Board of Directors of the General Partner	February 11, 2025
Carlos E. Evans

/s/ Theodore J. Klinck	President, Chief Executive Officer and Director of the General Partner	February 11, 2025
Theodore J. Klinck

/s/ Charles A. Anderson	Director of the General Partner	February 11, 2025
Charles A. Anderson

/s/ Gene H. Anderson	Director of the General Partner	February 11, 2025
Gene H. Anderson

/s/ Thomas P. Anderson	Director of the General Partner	February 11, 2025
Thomas P. Anderson

/s/ David L. Gadis	Director of the General Partner	February 11, 2025
David L. Gadis

/s/ David J. Hartzell	Director of the General Partner	February 11, 2025
David J. Hartzell

/s/ Anne H. Lloyd	Director of the General Partner	February 11, 2025
Anne H. Lloyd

/s/ Candice W. Todd	Director of the General Partner	February 11, 2025
Candice W. Todd

/s/ Brendan C. Maiorana	Executive Vice President and Chief Financial Officer of the General Partner	February 11, 2025
Brendan C. Maiorana

/s/ Daniel L. Clemmens	Vice President and Chief Accounting Officer of the General Partner	February 11, 2025
Daniel L. Clemmens