Form 10-Q
period 2025-03-31
HIGHWOODS PROPERTIES, INC.; HIGHWOODS REALTY LTD PARTNERSHIP
filed 2025-04-29
CIK 921082, 941713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 2025
or

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

The Company had 107,810,610 shares of Common Stock outstanding as of April 22, 2025.

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

Except as otherwise noted, all property-level operational information presented herein includes in-service wholly owned properties and in-service properties owned by consolidated and unconsolidated joint ventures (at our share). Development projects are not considered in-service properties until such projects are completed and stabilized. Stabilization occurs at the earlier of: (1) the projected stabilization date; or (2) the date on which a project's occupancy generally exceeds 93%.

Certain information contained herein is presented as of April 22, 2025, the latest practicable date for financial information prior to the filing of this Quarterly Report.

This report combines the Quarterly Reports on Form 10-Q for the period ended March 31, 2025 of the Company and the Operating Partnership. We believe combining the quarterly reports into this single report results in the following benefits:

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

•Consolidated Financial Statements;

•Note 11 to Consolidated Financial Statements - Earnings Per Share and Per Unit;

•Item 4 - Controls and Procedures; and

•Item 6 - Certifications of CEO and CFO Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2025

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HIGHWOODS PROPERTIES, INC.
Consolidated Balance Sheets
(Unaudited and in thousands, except share and per share data)

	March 31, 2025	December 31, 2024
Assets:
Real estate assets, at cost:
Land	$573,607	$570,286
Buildings and tenant improvements	5,898,670	5,826,603
Land held for development	232,644	221,048
	6,704,921	6,617,937
Less-accumulated depreciation	(1,799,642)	(1,796,586)
Net real estate assets	4,905,279	4,821,351
Real estate and other assets, net, held for sale	—	55,409
Cash and cash equivalents	20,107	22,412
Restricted cash	19,407	11,265
Accounts receivable	28,795	28,287
Mortgages and notes receivable	6,241	11,064
Accrued straight-line rents receivable	311,704	308,853
Investments in and advances to unconsolidated affiliates	492,090	485,726
Deferred leasing costs, net of accumulated amortization of $161,824 and $170,312, respectively	224,425	209,967
Prepaid expenses and other assets, net of accumulated depreciation of $21,845 and $20,626, respectively	67,188	75,021
Total Assets	$6,075,236	$6,029,355
Liabilities, Noncontrolling Interests in the Operating Partnership and Equity:
Mortgages and notes payable, net	$3,338,492	$3,293,559
Accounts payable, accrued expenses and other liabilities	257,963	304,551
Total Liabilities	3,596,455	3,598,110
Commitments and contingencies
Noncontrolling interests in the Operating Partnership	63,759	65,791
Equity:
Preferred Stock, $.01 par value, 50,000,000 authorized shares;
8.625% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 28,811 shares issued and outstanding	28,811	28,811
Common Stock, $.01 par value, 200,000,000 authorized shares;
107,810,629 and 107,623,777 shares issued and outstanding, respectively	1,078	1,076
Additional paid-in capital	3,150,235	3,144,130
Distributions in excess of net income available for common stockholders	(766,979)	(810,608)
Accumulated other comprehensive loss	(2,308)	(2,246)
Total Stockholders’ Equity	2,410,837	2,361,163
Noncontrolling interests in consolidated affiliates	4,185	4,291
Total Equity	2,415,022	2,365,454
Total Liabilities, Noncontrolling Interests in the Operating Partnership and Equity	$6,075,236	$6,029,355

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Income
(Unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Rental and other revenues	$200,383	$211,275
Operating expenses:
Rental property and other expenses	65,034	70,435
Depreciation and amortization	71,405	73,671
General and administrative	12,457	12,499
Total operating expenses	148,896	156,605
Interest expense	36,642	36,552
Other income	1,625	1,232
Gains on disposition of property	82,215	7,209
Equity in earnings of unconsolidated affiliates	1,315	654
Net income	100,000	27,213
Net (income) attributable to noncontrolling interests in the Operating Partnership	(1,956)	(533)
Net loss attributable to noncontrolling interests in consolidated affiliates	26	5
Dividends on Preferred Stock	(621)	(621)
Net income available for common stockholders	$97,449	$26,064
Earnings per Common Share – basic:
Net income available for common stockholders	$0.91	$0.25
Weighted average Common Shares outstanding – basic	107,683	105,804
Earnings per Common Share – diluted:
Net income available for common stockholders	$0.91	$0.25
Weighted average Common Shares outstanding – diluted	109,834	107,958

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended March 31,
	2025	2024
Comprehensive income:
Net income	$100,000	$27,213
Other comprehensive loss:
Amortization of cash flow hedges	(62)	(62)
Total other comprehensive loss	(62)	(62)
Total comprehensive income	99,938	27,151
Less-comprehensive (income) attributable to noncontrolling interests	(1,930)	(528)
Comprehensive income attributable to common stockholders	$98,008	$26,623

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Equity
(Unaudited and in thousands, except share amounts)

	Three Months Ended March 31, 2025
	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2024	107,623,777	$1,076	$28,811	$3,144,130	$(2,246)	$4,291	$(810,608)	$2,365,454
Issuances of Common Stock, net of issuance costs and tax withholdings	(55,036)	—	—	(1,762)	—	—	—	(1,762)
Dividends on Common Stock ($0.50 per share)		—	—	—	—	—	(53,820)	(53,820)
Dividends on Preferred Stock ($21.5625 per share)		—	—	—	—	—	(621)	(621)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	2,902	—	—	—	2,902
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(80)	—	(80)
Issuances of restricted stock	241,888	—	—	—	—	—	—	—
Share-based compensation expense, net of forfeitures	—	2	—	4,965	—	—	—	4,967
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(1,956)	(1,956)
Net loss attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	(26)	26	—
Comprehensive income:
Net income		—	—	—	—	—	100,000	100,000
Other comprehensive loss		—	—	—	(62)	—	—	(62)
Total comprehensive income								99,938
Balance as of March 31, 2025	107,810,629	$1,078	$28,811	$3,150,235	$(2,308)	$4,185	$(766,979)	$2,415,022

	Three Months Ended March 31, 2024
	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2023	105,710,315	$1,057	$28,811	$3,103,446	$(1,997)	$4,725	$(698,020)	$2,438,022
Issuances of Common Stock, net of issuance costs and tax withholdings	(44,396)	—	—	(1,064)	—	—	—	(1,064)
Conversions of Common Units to Common Stock	5,385			132				132
Dividends on Common Stock ($0.50 per share)		—	—	—	—	—	(52,871)	(52,871)
Dividends on Preferred Stock ($21.5625 per share)		—	—	—	—	—	(621)	(621)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	(7,479)	—	—	—	(7,479)
Issuances of restricted stock	324,320	—	—	—	—	—	—	—
Share-based compensation expense, net of forfeitures	—	3	—	4,830	—	—	—	4,833
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(533)	(533)
Net loss attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	(5)	5	—
Comprehensive income:
Net income		—	—	—	—	—	27,213	27,213
Other comprehensive loss		—	—	—	(62)	—	—	(62)
Total comprehensive income								27,151
Balance as of March 31, 2024	105,995,624	$1,060	$28,811	$3,099,865	$(2,059)	$4,720	$(724,827)	$2,407,570

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Three Months Ended March 31,
	2025	2024
Operating activities:
Net income	$100,000	$27,213
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,405	73,671
Amortization of lease incentives and acquisition-related intangible assets and liabilities	491	351
Share-based compensation expense	4,967	4,833
Net credit losses/(reversals) on operating lease receivables	556	(140)
Accrued interest on mortgages and notes receivable	(178)	(125)
Amortization of debt issuance costs	1,404	1,381
Amortization of cash flow hedges	(62)	(62)
Amortization of mortgages and notes payable fair value adjustments	28	28
Losses on debt extinguishment	—	173
Net gains on disposition of property	(82,215)	(7,209)
Equity in earnings of unconsolidated affiliates	(1,315)	(654)
Distributions of earnings from unconsolidated affiliates	1,942	977
Changes in operating assets and liabilities:
Accounts receivable	1,587	(3,651)
Prepaid expenses and other assets	(2,092)	(2,116)
Accrued straight-line rents receivable	(3,144)	(3,218)
Accounts payable, accrued expenses and other liabilities	(47,050)	(19,042)
Net cash provided by operating activities	46,324	72,410
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	(137,828)	—
Investments in development in-process	—	(2,558)
Investments in tenant improvements and deferred leasing costs	(25,304)	(29,088)
Investments in building improvements	(11,038)	(8,989)
Net proceeds from disposition of real estate assets	137,779	16,249
Distributions of capital from unconsolidated affiliates	941	963
Investments in mortgages and notes receivable	(1,577)	(6,229)
Repayments of mortgages and notes receivable	6,320	16
Investments in and advances to unconsolidated affiliates	(8,191)	(30,869)
Changes in earnest money deposits	10,000	—
Changes in other investing activities	1,689	(1,180)
Net cash used in investing activities	(27,209)	(61,685)
Financing activities:
Dividends on Common Stock	(53,820)	(52,871)
Redemptions of Common Units	(10)	—
Dividends on Preferred Stock	(621)	(621)
Distributions to noncontrolling interests in the Operating Partnership	(1,076)	(1,076)
Distributions to noncontrolling interests in consolidated affiliates	(80)	—
Proceeds from the issuance of Common Stock	411	363
Costs paid for the issuance of Common Stock	(164)	—
Repurchase of shares related to tax withholdings	(2,009)	(1,427)
Borrowings on revolving credit facility	185,000	75,000
Repayments of revolving credit facility	(139,000)	(25,000)
Repayments of mortgages and notes payable	(1,909)	(1,727)
Payments for debt issuance costs and other financing activities	—	(7,648)
Net cash used in financing activities	(13,278)	(15,007)
Net increase/(decrease) in cash and cash equivalents and restricted cash	$5,837	$(4,282)
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows – Continued
(Unaudited and in thousands)

	Three Months Ended March 31,
	2025	2024
Net increase/(decrease) in cash and cash equivalents and restricted cash	$5,837	$(4,282)
Cash and cash equivalents and restricted cash at beginning of the period	33,677	31,569
Cash and cash equivalents and restricted cash at end of the period	$39,514	$27,287

Reconciliation of cash and cash equivalents and restricted cash:

	Three Months Ended March 31,
	2025	2024
Cash and cash equivalents at end of the period	$20,107	$16,422
Restricted cash at end of the period	19,407	10,865
Cash and cash equivalents and restricted cash at end of the period	$39,514	$27,287

Supplemental disclosure of cash flow information:

	Three Months Ended March 31,
	2025	2024
Cash paid for interest, net of amounts capitalized	$50,530	$36,772

Supplemental disclosure of non-cash investing and financing activities:

	Three Months Ended March 31,
	2025	2024
Conversions of Common Units to Common Stock	$—	$132
Changes in accrued capital expenditures (1)	$(4,059)	$5,734
Write-off of fully depreciated real estate assets	$34,243	$19,549
Write-off of fully amortized leasing costs	$18,674	$4,691
Write-off of fully amortized debt issuance costs	$—	$4,083
Adjustment of noncontrolling interests in the Operating Partnership to fair value	$(2,902)	$7,479
__________

(1)Accrued capital expenditures included in accounts payable, accrued expenses and other liabilities as of March 31, 2025 and 2024 were $48.8 million and $61.3 million, respectively.

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Balance Sheets
(Unaudited and in thousands, except unit and per unit data)

	March 31, 2025	December 31, 2024
Assets:
Real estate assets, at cost:
Land	$573,607	$570,286
Buildings and tenant improvements	5,898,670	5,826,603
Land held for development	232,644	221,048
	6,704,921	6,617,937
Less-accumulated depreciation	(1,799,642)	(1,796,586)
Net real estate assets	4,905,279	4,821,351
Real estate and other assets, net, held for sale	—	55,409
Cash and cash equivalents	20,107	22,412
Restricted cash	19,407	11,265
Accounts receivable	28,795	28,287
Mortgages and notes receivable	6,241	11,064
Accrued straight-line rents receivable	311,704	308,853
Investments in and advances to unconsolidated affiliates	492,090	485,726
Deferred leasing costs, net of accumulated amortization of $161,824 and $170,312, respectively	224,425	209,967
Prepaid expenses and other assets, net of accumulated depreciation of $21,845 and $20,626, respectively	67,188	75,021
Total Assets	$6,075,236	$6,029,355
Liabilities, Redeemable Operating Partnership Units and Capital:
Mortgages and notes payable, net	$3,338,492	$3,293,559
Accounts payable, accrued expenses and other liabilities	257,963	304,551
Total Liabilities	3,596,455	3,598,110
Commitments and contingencies
Redeemable Operating Partnership Units:
Common Units, 2,151,097 and 2,151,423 outstanding, respectively	63,759	65,791
Series A Preferred Units (liquidation preference $1,000 per unit), 28,811 units issued and outstanding	28,811	28,811
Total Redeemable Operating Partnership Units	92,570	94,602
Capital:
Common Units:
General partner Common Units, 1,095,529 and 1,093,664 outstanding, respectively	23,842	23,345
Limited partner Common Units, 106,306,291 and 106,121,304 outstanding, respectively	2,360,492	2,311,253
Accumulated other comprehensive loss	(2,308)	(2,246)
Noncontrolling interests in consolidated affiliates	4,185	4,291
Total Capital	2,386,211	2,336,643
Total Liabilities, Redeemable Operating Partnership Units and Capital	$6,075,236	$6,029,355

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Income
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended March 31,
	2025	2024
Rental and other revenues	$200,383	$211,275
Operating expenses:
Rental property and other expenses	65,034	70,435
Depreciation and amortization	71,405	73,671
General and administrative	12,457	12,499
Total operating expenses	148,896	156,605
Interest expense	36,642	36,552
Other income	1,625	1,232
Gains on disposition of property	82,215	7,209
Equity in earnings of unconsolidated affiliates	1,315	654
Net income	100,000	27,213
Net loss attributable to noncontrolling interests in consolidated affiliates	26	5
Distributions on Preferred Units	(621)	(621)
Net income available for common unitholders	$99,405	$26,597
Earnings per Common Unit – basic:
Net income available for common unitholders	$0.91	$0.25
Weighted average Common Units outstanding – basic	109,425	107,549
Earnings per Common Unit – diluted:
Net income available for common unitholders	$0.91	$0.25
Weighted average Common Units outstanding – diluted	109,425	107,549

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended March 31,
	2025	2024
Comprehensive income:
Net income	$100,000	$27,213
Other comprehensive loss:
Amortization of cash flow hedges	(62)	(62)
Total other comprehensive loss	(62)	(62)
Total comprehensive income	99,938	27,151
Net loss attributable to noncontrolling interests in consolidated affiliates	26	5
Comprehensive income attributable to common unitholders	$99,964	$27,156

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Capital
(Unaudited and in thousands)

	Three Months Ended March 31, 2025
	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2024	$23,345	$2,311,253	$(2,246)	$4,291	$2,336,643
Issuances of Common Units, net of issuance costs and tax withholdings	(18)	(1,744)	—	—	(1,762)
Redemptions of Common Units	—	(10)	—	—	(10)
Distributions on Common Units ($0.50 per unit)	(547)	(54,144)	—	—	(54,691)
Distributions on Preferred Units ($21.5625 per unit)	(6)	(615)	—	—	(621)
Share-based compensation expense, net of forfeitures	50	4,917	—	—	4,967
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(80)	(80)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	18	1,809	—	—	1,827
Net loss attributable to noncontrolling interests in consolidated affiliates	—	26	—	(26)	—
Comprehensive income:
Net income	1,000	99,000	—	—	100,000
Other comprehensive loss	—	—	(62)	—	(62)
Total comprehensive income					99,938
Balance as of March 31, 2025	$23,842	$2,360,492	$(2,308)	$4,185	$2,386,211

	Three Months Ended March 31, 2024
	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2023	$24,064	$2,382,419	$(1,997)	$4,725	$2,409,211
Issuances of Common Units, net of issuance costs and tax withholdings	(11)	(1,053)	—	—	(1,064)
Distributions on Common Units ($0.50 per unit)	(537)	(53,205)	—	—	(53,742)
Distributions on Preferred Units ($21.5625 per unit)	(6)	(615)	—	—	(621)
Share-based compensation expense, net of forfeitures	48	4,785	—	—	4,833
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	(70)	(6,939)	—	—	(7,009)
Net loss attributable to noncontrolling interests in consolidated affiliates	—	5		(5)	—
Comprehensive income:
Net income	272	26,941	—	—	27,213
Other comprehensive loss	—	—	(62)	—	(62)
Total comprehensive income					27,151
Balance as of March 31, 2024	$23,760	$2,352,338	$(2,059)	$4,720	$2,378,759

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Three Months Ended March 31,
	2025	2024
Operating activities:
Net income	$100,000	$27,213
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,405	73,671
Amortization of lease incentives and acquisition-related intangible assets and liabilities	491	351
Share-based compensation expense	4,967	4,833
Net credit losses/(reversals) on operating lease receivables	556	(140)
Accrued interest on mortgages and notes receivable	(178)	(125)
Amortization of debt issuance costs	1,404	1,381
Amortization of cash flow hedges	(62)	(62)
Amortization of mortgages and notes payable fair value adjustments	28	28
Losses on debt extinguishment	—	173
Net gains on disposition of property	(82,215)	(7,209)
Equity in earnings of unconsolidated affiliates	(1,315)	(654)
Distributions of earnings from unconsolidated affiliates	1,942	977
Changes in operating assets and liabilities:
Accounts receivable	1,587	(3,651)
Prepaid expenses and other assets	(2,092)	(2,116)
Accrued straight-line rents receivable	(3,144)	(3,218)
Accounts payable, accrued expenses and other liabilities	(47,050)	(19,042)
Net cash provided by operating activities	46,324	72,410
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	(137,828)	—
Investments in development in-process	—	(2,558)
Investments in tenant improvements and deferred leasing costs	(25,304)	(29,088)
Investments in building improvements	(11,038)	(8,989)
Net proceeds from disposition of real estate assets	137,779	16,249
Distributions of capital from unconsolidated affiliates	941	963
Investments in mortgages and notes receivable	(1,577)	(6,229)
Repayments of mortgages and notes receivable	6,320	16
Investments in and advances to unconsolidated affiliates	(8,191)	(30,869)
Changes in earnest money deposits	10,000	—
Changes in other investing activities	1,689	(1,180)
Net cash used in investing activities	(27,209)	(61,685)
Financing activities:
Distributions on Common Units	(54,691)	(53,742)
Redemptions of Common Units	(10)	—
Distributions on Preferred Units	(621)	(621)
Distributions to noncontrolling interests in consolidated affiliates	(80)	—
Proceeds from the issuance of Common Units	411	363
Costs paid for the issuance of Common Units	(164)	—
Repurchase of units related to tax withholdings	(2,009)	(1,427)
Borrowings on revolving credit facility	185,000	75,000
Repayments of revolving credit facility	(139,000)	(25,000)
Repayments of mortgages and notes payable	(1,909)	(1,727)
Payments for debt issuance costs and other financing activities	(205)	(7,853)
Net cash used in financing activities	(13,278)	(15,007)
Net increase/(decrease) in cash and cash equivalents and restricted cash	$5,837	$(4,282)
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows - Continued
(Unaudited and in thousands)

	Three Months Ended March 31,
	2025	2024
Net increase/(decrease) in cash and cash equivalents and restricted cash	$5,837	$(4,282)
Cash and cash equivalents and restricted cash at beginning of the period	33,677	31,569
Cash and cash equivalents and restricted cash at end of the period	$39,514	$27,287

Reconciliation of cash and cash equivalents and restricted cash:

	Three Months Ended March 31,
	2025	2024
Cash and cash equivalents at end of the period	$20,107	$16,422
Restricted cash at end of the period	19,407	10,865
Cash and cash equivalents and restricted cash at end of the period	$39,514	$27,287

Supplemental disclosure of cash flow information:

	Three Months Ended March 31,
	2025	2024
Cash paid for interest, net of amounts capitalized	$50,530	$36,772

Supplemental disclosure of non-cash investing and financing activities:

	Three Months Ended March 31,
	2025	2024
Changes in accrued capital expenditures (1)	$(4,059)	$5,734
Write-off of fully depreciated real estate assets	$34,243	$19,549
Write-off of fully amortized leasing costs	$18,674	$4,691
Write-off of fully amortized debt issuance costs	$—	$4,083
Adjustment of Redeemable Common Units to fair value	$(2,032)	$6,804
__________

(1)Accrued capital expenditures included in accounts payable, accrued expenses and other liabilities as of March 31, 2025 and 2024 were $48.8 million and $61.3 million, respectively.

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(tabular dollar amounts in thousands, except per share and per unit data)
(Unaudited)

1.    Description of Business and Significant Accounting Policies

Description of Business

Highwoods Properties, Inc. (the “Company”) is a fully integrated office real estate investment trust (“REIT”) that owns, develops, acquires, leases and manages properties primarily in the best business districts of Atlanta, Charlotte, Dallas, Nashville, Orlando, Raleigh, Richmond and Tampa. The Company conducts its activities through Highwoods Realty Limited Partnership (the “Operating Partnership”). As of March 31, 2025, we owned or had an interest in 27.4 million rentable square feet of in-service properties, 1.4 million rentable square feet of office properties under development and development land with approximately 4.9 million rentable square feet of potential office build out.

Capital Structure

The Company is the sole general partner of the Operating Partnership. As of March 31, 2025, the Company owned all of the Preferred Units and 107.4 million, or 98.0%, of the Common Units in the Operating Partnership. Limited partners owned the remaining 2.2 million Common Units. During the three months ended March 31, 2025, the Company redeemed 326 Common Units for cash.

Under our existing equity distribution agreements, the Company may offer and sell up to $300.0 million in aggregate gross sales price of shares of Common Stock. During the three months ended March 31, 2025, there were no shares of Common Stock issued under these agreements.

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

As of March 31, 2025, we are involved with six entities we determined to be variable interest entities, one of which we are the primary beneficiary and is consolidated and five of which we are not the primary beneficiary and are not consolidated.

All intercompany transactions and accounts have been eliminated.

In the opinion of management, the unaudited interim Consolidated Financial Statements and accompanying unaudited consolidated financial information contain all adjustments (including normal recurring accruals) necessary for a fair presentation of our financial position, results of operations and cash flows. We have condensed or omitted certain notes and other information from the interim Consolidated Financial Statements presented in this Quarterly Report as permitted by SEC rules and regulations. These Consolidated Financial Statements should be read in conjunction with our 2024 Annual Report on Form 10-K.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in our Consolidated Financial Statements and accompanying notes. Actual results could differ from those estimates.

Insurance

We are primarily self-insured for health care claims for participating employees. To limit our exposure to significant claims, we have stop-loss coverage on a per claim and annual aggregate basis. We use all relevant information to determine our liabilities for claims, including actuarial estimates of claim liabilities. When determining our liabilities, we include claims for incurred losses, even if they are unreported. As of March 31, 2025, a reserve of $0.4 million was recorded to cover estimated reported and unreported claims.

Recently Issued Accounting Standards

The Financial Accounting Standards Board (“FASB”) issued an accounting standards update (“ASU”) that requires enhanced segment disclosures, primarily regarding significant segment expenses. We have adopted this ASU and applied the new requirements retrospectively to all prior periods presented in the financial statements. Accordingly, our segment disclosures now include rental property and other expenses for each of our reportable segments. See Note 12.

The FASB issued an ASU that requires disaggregated disclosure of income statement expenses. Certain expense captions will be disaggregated into specified categories in disclosures within the Notes to Consolidated Financial Statements. The ASU is required to be adopted starting with our 2027 Annual Report on Form 10-K. We do not expect this adoption will have a material effect on our Consolidated Financial Statements.

2.    Leases

Operating Leases

We generally lease our office properties to lessees in exchange for fixed monthly payments that cover rent, property taxes, insurance and certain cost recoveries, primarily common area maintenance. Our office properties that are under lease are primarily located in Atlanta, Charlotte, Dallas, Nashville, Orlando, Raleigh, Richmond and Tampa and are leased to a wide variety of lessees across many industries. Our leases are operating leases and mostly range from three to 10 years. We recognized rental and other revenues related to operating lease payments of $196.5 million and $207.8 million during the three months ended March 31, 2025 and 2024, respectively. Included in these amounts were variable lease payments of $16.9 million and $22.5 million during the three months ended March 31, 2025 and 2024, respectively.

3.    Investments in and Advances to Affiliates

Unconsolidated Affiliates

- Granite Park Six JV, LLC/ GPI 23 Springs JV, LLC (“Granite Park Six and 23Springs joint ventures”)

We are developing the Granite Park Six and 23Springs buildings in Dallas as part of two joint ventures with Granite Properties (“Granite”). We own a 50.0% interest in each of these two joint ventures. We determined that we have a variable interest in both the Granite Park Six and 23Springs joint ventures primarily because the entities were designed to pass along interest rate risk, equity price risk and operation risk to us and Granite as equity holders. The joint ventures were further determined to be variable interest entities as they require additional subordinated financial support in the form of loans because the initial equity investments provided by us and Granite were not sufficient to finance the planned investments and operations. We concluded that we do not have the power to direct matters that most significantly impact the activities of either entity and therefore do not qualify as the primary beneficiary. Accordingly, the entities are not consolidated.

As of March 31, 2025, our risk of loss with respect to these arrangements was limited to the carrying value of each investment balance. Our investment balances were $76.4 million and $102.9 million as of March 31, 2025 for the Granite Park Six and 23Springs joint ventures, respectively. The assets of the Granite Park Six and 23Springs joint ventures can be used only to settle obligations of the respective joint venture, and their creditors have no recourse to our wholly owned assets.

- M+O JV, LLC (“McKinney & Olive joint venture”)

We own the McKinney & Olive building in Dallas as part of a joint venture with Granite in which we own a 50.0% interest. As part of the original acquisition of McKinney & Olive, the McKinney & Olive joint venture assumed a secured loan recorded at fair value of $137.0 million, with a stated interest rate of 4.5% and an effective interest rate of 5.3%. We determined that we have a variable interest in the McKinney & Olive joint venture primarily because the entity was designed to pass along interest rate risk, equity price risk and operation risk to us and Granite as equity holders. The McKinney & Olive joint venture was further determined to be a variable interest entity as it required additional subordinated financial support in the form of the secured mortgage loan because the initial equity investments by us and Granite were not sufficient to finance its planned investments and operations. The secured mortgage loan was subsequently paid in full at maturity during 2024. We concluded that we do not have the power to direct matters that most significantly impact the activities of the entity and therefore do not qualify as the primary beneficiary. Accordingly, the entity is not consolidated.

As of March 31, 2025, our risk of loss with respect to this arrangement was limited to the carrying value of our investment balance of $183.3 million. The assets of the McKinney & Olive joint venture can be used only to settle obligations of the joint venture, and its creditors have no recourse to our wholly owned assets.

- Midtown East Tampa, LLC (“Midtown East joint venture”)

We own the Midtown East building in Tampa as part of a joint venture with The Bromley Companies (“Bromley”) in which we own a 50.0% interest. We determined that we have a variable interest in the Midtown East joint venture primarily because the entity was designed to pass along interest rate risk, equity price risk and operation risk to us as both a debt and equity holder and to Bromley as an equity holder. The Midtown East joint venture was further determined to be a variable interest entity as it requires additional subordinated financial support in the form of a loan because the initial equity investments provided by us and Bromley were not sufficient to finance its planned investments and operations. We concluded that we do not have the power to direct matters that most significantly impact the activities of the entity and therefore do not qualify as the primary beneficiary. Accordingly, the entity is not consolidated.

As of March 31, 2025, our risk of loss with respect to this arrangement was $39.0 million, which consists of the $13.9 million carrying value of our investment balance plus the $25.1 million outstanding balance of the loan we have provided to the joint venture. The outstanding balance on the loan is recorded in investments in and advances to unconsolidated affiliates on our Consolidated Balance Sheets. The assets of the Midtown East joint venture can be used only to settle obligations of the joint venture, and its creditors have no recourse to our wholly owned assets.

- Brand/HRLP 2827 Peachtree LLC (“2827 Peachtree joint venture”)

We own the 2827 Peachtree building in Atlanta as part of a joint venture with Brand Properties, LLC (“Brand”) in which we own a 50.0% interest. We determined that we have a variable interest in the 2827 Peachtree joint venture primarily because the entity was designed to pass along interest rate risk, equity price risk and operation risk to us as both a debt and equity holder and to Brand as an equity holder. The 2827 Peachtree joint venture was further determined to be a variable interest entity as it requires additional subordinated financial support in the form of a loan because the initial equity investments provided by us and Brand were not sufficient to finance its planned investments and operations. We concluded that we do not have the power to direct matters that most significantly impact the activities of the entity and therefore do not qualify as the primary beneficiary. Accordingly, the entity is not consolidated.

As of March 31, 2025, our risk of loss with respect to this arrangement was $60.7 million, which consists of the $12.4 million carrying value of our investment balance plus the $48.3 million outstanding balance of the loan we have provided to the joint venture. The outstanding balance on the loan is recorded in investments in and advances to unconsolidated affiliates on our Consolidated Balance Sheets. The assets of the 2827 Peachtree joint venture can be used only to settle obligations of the joint venture, and its creditors have no recourse to our wholly owned assets.

Consolidated Affiliate

- HRLP MTW, LLC (“Midtown West joint venture”)

We own the Midtown West building in Tampa as part of a joint venture with Bromley in which we own an 80.0% interest. We determined that we have a variable interest in the Midtown West joint venture primarily because the entity was designed to pass along interest rate risk, equity price risk and operation risk to us and Bromley as equity holders. The Midtown West joint venture was further determined to be a variable interest entity as it requires additional subordinated financial support in the form of a loan because the initial equity investments provided by us and Bromley were not sufficient to finance its planned investments and operations. We, as the majority owner and managing member and through our control rights as set forth in the joint venture’s governance documents, were determined to be the primary beneficiary as we have both the power to direct the activities that most significantly affect the entity (primarily lease rates, property operations and capital expenditures) and significant economic exposure through our equity investment. As such, the Midtown West joint venture is consolidated and all intercompany transactions and accounts are eliminated.

The following table sets forth the assets and liabilities of the Midtown West joint venture included on our Consolidated Balance Sheets:

	March 31, 2025	December 31, 2024
Net real estate assets	$57,943	$58,443
Cash and cash equivalents	$1,517	$1,530
Accrued straight-line rents receivable	$5,318	$5,192
Deferred leasing costs, net	$2,508	$2,596
Prepaid expenses and other assets, net	$183	$104
Mortgages and notes payable, net	$44,261	$44,325
Accounts payable, accrued expenses and other liabilities	$1,502	$1,297

The assets of the Midtown West joint venture can be used only to settle obligations of the joint venture, and its creditors have no recourse to our wholly owned assets.

4.    Real Estate Assets

Acquisitions

During the first quarter of 2025, we acquired Advance Auto Parts Tower, a 346,000 square foot office building in Raleigh, for a total purchase price, including capitalized acquisition costs, of $137.9 million. The assets acquired and liabilities assumed were recorded at fair value as determined by management based on information available at the acquisition date and on current assumptions as to future operations.

Dispositions

During the first quarter of 2025, we sold three buildings in Tampa and land in Pittsburgh for an aggregate sales price of $146.3 million and recorded aggregate net gains on disposition of property of $82.2 million.

5.    Intangible Assets and Below Market Lease Liabilities

The following table sets forth total intangible assets and acquisition-related below market lease liabilities, net of accumulated amortization:

	March 31, 2025	December 31, 2024
Assets:
Deferred leasing costs (including lease incentives and above market lease and in-place lease acquisition-related intangible assets)	$386,249	$380,279
Less accumulated amortization	(161,824)	(170,312)
	$224,425	$209,967
Liabilities (in accounts payable, accrued expenses and other liabilities):
Acquisition-related below market lease liabilities	$31,178	$37,482
Less accumulated amortization	(15,744)	(21,296)
	$15,434	$16,186

The following table sets forth amortization of intangible assets and below market lease liabilities:

	Three Months Ended March 31,
	2025	2024
Amortization of deferred leasing costs and acquisition-related intangible assets (in depreciation and amortization)	$9,004	$9,645
Amortization of lease incentives (in rental and other revenues)	$645	$693
Amortization of acquisition-related above market lease intangible assets (in rental and other revenues)	$598	$802
Amortization of acquisition-related below market lease liabilities (in rental and other revenues)	$(752)	$(1,144)

The following table sets forth scheduled future amortization of intangible assets and below market lease liabilities:

	Amortization of Deferred Leasing Costs and Acquisition-Related Intangible Assets (in Depreciation and Amortization)	Amortization of Lease Incentives (in Rental and Other Revenues)	Amortization of Acquisition-Related Above Market Lease Intangible Assets (in Rental and Other Revenues)	Amortization of Acquisition-Related Below Market Lease Liabilities (in Rental and Other Revenues)
April 1 through December 31, 2025	$28,253	$1,766	$1,833	$(1,973)
2026	33,590	2,120	2,161	(2,431)
2027	29,328	1,884	1,680	(2,062)
2028	25,322	1,675	1,544	(1,649)
2029	22,549	1,388	1,432	(1,377)
Thereafter	59,894	4,426	3,580	(5,942)
	$198,936	$13,259	$12,230	$(15,434)
Weighted average remaining amortization periods as of March 31, 2025 (in years)	7.3	7.8	6.9	7.9

The following table sets forth the intangible assets acquired as a result of the acquisition of Advance Auto Parts Tower in the first quarter of 2025:

	Acquisition-Related Above Market Lease Intangible Assets (amortized in Rental and Other Revenues)	Acquisition-Related Intangible Assets (amortized in Depreciation and Amortization)
Amount recorded at acquisition	$1,656	$16,445
Weighted average remaining amortization periods as of March 31, 2025 (in years)	8.3	8.0

6.    Mortgages and Notes Payable

The following table sets forth our mortgages and notes payable:

	March 31, 2025	December 31, 2024
Secured indebtedness	$709,901	$712,186
Unsecured indebtedness	2,642,220	2,595,815
Less-unamortized debt issuance costs	(13,629)	(14,442)
Total mortgages and notes payable, net	$3,338,492	$3,293,559

As of March 31, 2025, our secured mortgage loans were collateralized by real estate assets with an undepreciated book value of $1,233.6 million.

Our $750.0 million unsecured revolving credit facility is scheduled to mature in January 2028 (but can be extended for two additional six-month periods at our option assuming no defaults have occurred). The interest rate on our revolving credit facility is SOFR plus a related spread adjustment of 10 basis points and a borrowing spread of 85 basis points, based on current credit ratings. The annual facility fee is 20 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody’s Investors Service or Standard & Poor’s Ratings Services. The interest rate may be adjusted upward or downward by 2.5 basis points depending upon whether or not we achieve certain pre-determined sustainability goals with respect to the ongoing reduction of greenhouse gas emissions. There was $150.0 million and $145.0 million outstanding under our revolving credit facility as of March 31, 2025 and April 22, 2025, respectively. As of both March 31, 2025 and April 22, 2025, we had $0.1 million of outstanding letters of credit, which reduce the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility as of March 31, 2025 and April 22, 2025 was $599.9 million and $604.9 million, respectively.

We are currently in compliance with financial covenants with respect to our consolidated debt.

We have considered our short-term liquidity needs within one year from April 29, 2025 (the date of issuance of the quarterly financial statements) and the adequacy of our estimated cash flows from operating activities and other available financing sources to meet these needs. Importantly, we have no scheduled debt maturities during such one-year period. We have concluded it is probable we will meet these short-term liquidity requirements through a combination of the following:

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

7.    Noncontrolling Interests

Noncontrolling Interests in Consolidated Affiliates

As of March 31, 2025, our noncontrolling interest in consolidated affiliates relates to our joint venture partner's 20.0% interest in the Midtown West joint venture. Our joint venture partner is an unrelated third party.

Noncontrolling Interests in the Operating Partnership

The following table sets forth the Company’s noncontrolling interests in the Operating Partnership:

	Three Months Ended March 31,
	2025	2024
Beginning noncontrolling interests in the Operating Partnership	$65,791	$49,520
Adjustment of noncontrolling interests in the Operating Partnership to fair value	(2,902)	7,479
Conversions of Common Units to Common Stock	—	(132)
Redemptions of Common Units	(10)	—
Net income attributable to noncontrolling interests in the Operating Partnership	1,956	533
Distributions to noncontrolling interests in the Operating Partnership	(1,076)	(1,076)
Total noncontrolling interests in the Operating Partnership	$63,759	$56,324

The following table sets forth net income available for common stockholders and transfers from the Company’s noncontrolling interests in the Operating Partnership:

	Three Months Ended March 31,
	2025	2024
Net income available for common stockholders	$97,449	$26,064
Increase in additional paid in capital from conversions of Common Units to Common Stock	—	132
Redemptions of Common Units	10	—
Change from net income available for common stockholders and transfers from noncontrolling interests	$97,459	$26,196

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

The following table sets forth our assets and liabilities and the Company’s noncontrolling interests in the Operating Partnership that are measured or disclosed at fair value within the fair value hierarchy:

		Level 1	Level 2	Level 3
	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
Fair Value as of March 31, 2025:
Assets:
Mortgages and notes receivable, at fair value (1)	$6,241	$—	$6,241	$—
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	1,513	1,513	—	—
Total Assets	$7,754	$1,513	$6,241	$—
Noncontrolling Interests in the Operating Partnership	$63,759	$63,759	$—	$—
Liabilities:
Mortgages and notes payable, net, at fair value (1)	$3,177,593	$—	$3,177,593	$—
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	1,513	1,513	—	—
Total Liabilities	$3,179,106	$1,513	$3,177,593	$—

Fair Value as of December 31, 2024:
Assets:
Mortgages and notes receivable, at fair value (1)	$11,064	$—	$11,064	$—
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	2,295	2,295	—	—
Impaired real estate assets	26,740	—	—	26,740
Total Assets	$40,099	$2,295	$11,064	$26,740
Noncontrolling Interests in the Operating Partnership	$65,791	$65,791	$—	$—
Liabilities:
Mortgages and notes payable, net, at fair value (1)	$3,097,323	$—	$3,097,323	$—
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	2,295	2,295	—	—
Total Liabilities	$3,099,618	$2,295	$3,097,323	$—
__________
(1)    Amounts are not recorded at fair value on our Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024.

9.    Share-Based Payments

During the three months ended March 31, 2025, the Company granted 125,036 shares of time-based restricted stock and 116,852 shares of total return-based restricted stock with weighted average grant date fair values per share of $29.13 and $30.41, respectively. We recorded share-based compensation expense of $5.0 million and $4.8 million during the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, there was $6.3 million of total unrecognized share-based compensation costs, which will be recognized over a weighted average remaining contractual term of 2.6 years.

10.    Real Estate and Other Assets Held For Sale

The following table sets forth our assets held for sale, which are considered non-core:

	March 31, 2025	December 31, 2024
Assets:
Land	$—	$6,232
Buildings and tenant improvements	—	98,081
Less-accumulated depreciation	—	(58,511)
Net real estate assets	—	45,802
Accrued straight-line rents receivable	—	6,581
Deferred leasing costs, net	—	2,784
Prepaid expenses and other assets, net	—	242
Real estate and other assets, net, held for sale	$—	$55,409

11.    Earnings Per Share and Per Unit

The following table sets forth the computation of basic and diluted earnings per share of the Company:

	Three Months Ended March 31,
	2025	2024
Earnings per Common Share - basic:
Numerator:
Net income	$100,000	$27,213
Net (income) attributable to noncontrolling interests in the Operating Partnership	(1,956)	(533)
Net loss attributable to noncontrolling interests in consolidated affiliates	26	5
Dividends on Preferred Stock	(621)	(621)
Net income available for common stockholders	$97,449	$26,064
Denominator:
Denominator for basic earnings per Common Share – weighted average shares (1)	107,683	105,804
Net income available for common stockholders	$0.91	$0.25
Earnings per Common Share - diluted:
Numerator:
Net income	$100,000	$27,213
Net loss attributable to noncontrolling interests in consolidated affiliates	26	5
Dividends on Preferred Stock	(621)	(621)
Net income available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	$99,405	$26,597
Denominator:
Denominator for basic earnings per Common Share – weighted average shares (1)	107,683	105,804
Add:
Noncontrolling interests Common Units	2,151	2,154
Denominator for diluted earnings per Common Share – adjusted weighted average shares and assumed conversions	109,834	107,958
Net income available for common stockholders	$0.91	$0.25
__________
(1)Includes all unvested restricted stock where dividends on such restricted stock are non-forfeitable.

The following table sets forth the computation of basic and diluted earnings per unit of the Operating Partnership:

	Three Months Ended March 31,
	2025	2024
Earnings per Common Unit - basic:
Numerator:
Net income	$100,000	$27,213
Net loss attributable to noncontrolling interests in consolidated affiliates	26	5
Distributions on Preferred Units	(621)	(621)
Net income available for common unitholders	$99,405	$26,597
Denominator:
Denominator for basic earnings per Common Unit – weighted average units (1)	109,425	107,549
Net income available for common unitholders	$0.91	$0.25
Earnings per Common Unit - diluted:
Numerator:
Net income	$100,000	$27,213
Net loss attributable to noncontrolling interests in consolidated affiliates	26	5
Distributions on Preferred Units	(621)	(621)
Net income available for common unitholders	$99,405	$26,597
Denominator:
Denominator for basic earnings per Common Unit – weighted average units (1)	109,425	107,549
Net income available for common unitholders	$0.91	$0.25
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

The following tables summarize rental and other revenues, rental property and other expenses and net operating income for each of our reportable segments. Net operating income is the primary industry property-level performance metric used by our chief operating decision maker and is defined as rental and other revenues less rental property and other expenses. Our chief operating decision maker uses net operating income to help assess segment performance and decide how to allocate resources accordingly.

	Three Months Ended March 31,
	2025	2024
Rental and other revenues:
Atlanta	$35,594	$36,443
Charlotte	22,056	21,717
Nashville	39,544	45,038
Orlando	14,296	14,776
Raleigh	44,494	45,178
Richmond	9,178	9,001
Tampa	22,712	24,579
Rental and other revenues for reportable segments	187,874	196,732
Other	12,509	14,543
Total rental and other revenues	200,383	211,275

Rental property and other expenses:
Atlanta	14,368	13,823
Charlotte	5,841	5,789
Nashville	11,357	13,732
Orlando	5,542	5,608
Raleigh	11,733	13,092
Richmond	3,003	2,684
Tampa	8,609	9,091
Rental property and other expenses for reportable segments	60,453	63,819
Other	4,581	6,616
Total rental property and other expenses	65,034	70,435

Net operating income:
Atlanta	21,226	22,620
Charlotte	16,215	15,928
Nashville	28,187	31,306
Orlando	8,754	9,168
Raleigh	32,761	32,086
Richmond	6,175	6,317
Tampa	14,103	15,488
Net operating income for reportable segments	127,421	132,913
Other	7,928	7,927
Total net operating income	$135,349	$140,840

	Three Months Ended March 31,
	2025	2024
Reconciliation to net income:
Depreciation and amortization	$(71,405)	$(73,671)
General and administrative expenses	(12,457)	(12,499)
Interest expense	(36,642)	(36,552)
Other income	1,625	1,232
Gains on disposition of property	82,215	7,209
Equity in earnings of unconsolidated affiliates	1,315	654
Net income	$100,000	$27,213

13.    Subsequent Events

On April 23, 2025, the Company declared a cash dividend of $0.50 per share of Common Stock, which is payable on June 10, 2025 to stockholders of record as of May 19, 2025.

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

This list of risks and uncertainties, however, is not intended to be exhaustive. You should also review the other cautionary statements we make in “Item 1A. Risk Factors” set forth in our 2024 Annual Report on Form 10-K. Given these uncertainties, you should not place undue reliance on forward-looking statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements to reflect any future events or circumstances or to reflect the occurrence of unanticipated events.

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
The key components affecting our rental and other revenues are average occupancy, rental rates, cost recovery income, new developments placed in service, acquisitions and dispositions. Average occupancy generally increases during times of improving economic growth, as our ability to lease space outpaces vacancies that occur upon the expirations of existing leases. Average occupancy generally declines during times of slower or negative economic growth, when new vacancies tend to outpace our ability to lease space. Asset acquisitions, dispositions and new developments placed in service directly impact our rental revenues and could impact our average occupancy, depending upon the occupancy rate of the properties that are acquired, sold or placed in service. Another indicator of the predictability of future revenues is the expected lease expirations of our portfolio. As a result, in addition to seeking to increase our average occupancy by leasing current vacant space, we also concentrate our leasing efforts on renewing existing leases prior to expiration. For more information regarding our lease expirations, see “Item 2. Properties – Lease Expirations” and “Item 1A. Risk Factors – Risks Related to our Operations. The continued social acceptance, desirability and perceived economic benefits of work-from-home arrangements could materially and negatively impact the future demand for office space over the long-term” in our 2024 Annual Report on Form 10-K. Occupancy in our office portfolio decreased from 87.1% as of December 31, 2024 to 85.5% as of March 31, 2025. We expect average occupancy in our office portfolio to range from 85.0% to 86.0% for the remainder of 2025.

Whether or not our rental revenue tracks average occupancy proportionally depends upon whether GAAP rents under signed new and renewal leases are higher or lower than the GAAP rents under expiring leases. Annualized rental revenues from second generation leases expiring during any particular year are typically less than 15% of our total annual rental revenues. The following table sets forth information regarding second generation office leases signed during the first quarter of 2025 (we define second generation office leases as leases with new customers and renewals of existing customers in both consolidated and unconsolidated office space that has been previously occupied and leases with respect to vacant space in acquired buildings):

	New	Renewal	All Office
Leased space (in rentable square feet)	243,772	447,799	691,571
Average term (in years - rentable square foot weighted)	6.1	4.7	5.2
Base rents (per rentable square foot) (1)	$31.83	$40.18	$37.24
Rent concessions (per rentable square foot) (1)	(1.73)	(1.16)	(1.36)
GAAP rents (per rentable square foot) (1)	$30.10	$39.02	$35.88
Tenant improvements (per rentable square foot) (1)	$3.48	$4.06	$3.86
Leasing commissions (per rentable square foot) (1)	$0.68	$0.93	$0.84
__________
(1)    Weighted average per rentable square foot on an annual basis over the lease term.

Annual combined GAAP rents for new and renewal leases signed in the first quarter were $35.88 per rentable square foot, 12.8% higher compared to previous leases in the same office spaces.

We strive to maintain a diverse, stable and creditworthy customer base. We have an internal guideline whereby customers that account for more than 3% of our revenues are periodically reviewed with the Company’s Board of Directors. As of March 31, 2025, only Bank of America (3.9%) and Asurion (3.6%) accounted for more than 3% of our annualized GAAP revenues.

Expenses

Our expenses primarily consist of rental property expenses, depreciation and amortization, general and administrative expenses and interest expense. From time to time, expenses also include impairments of real estate assets. Rental property expenses are expenses associated with our ownership and operation of rental properties and include expenses that vary somewhat proportionately to occupancy and usage levels, such as janitorial services and utilities, and expenses that do not vary based on occupancy and usage levels, such as property taxes and insurance. Depreciation and amortization is a non-cash expense associated with the ownership of real property and generally remains relatively consistent each year, unless we buy, develop or sell assets, since our properties and related building and tenant improvement assets are depreciated on a straight-line basis over fixed lives. General and administrative expenses primarily consist of management and employee salaries and benefits, corporate overhead and short and long-term incentive compensation.

Net Operating Income

Whether or not we record increasing net operating income (“NOI”) in our same property portfolio typically depends upon our ability to garner higher rental revenues, whether from higher average occupancy, higher GAAP rents per rentable square foot or higher cost recovery income, that exceed any corresponding growth in operating expenses. Consolidated same property NOI was $3.1 million, or 2.3%, lower in the first quarter of 2025 as compared to 2024 due to a decrease of $6.1 million in same property revenue offset by a decrease of $3.0 million in same property expenses. We expect same property NOI to be lower for the remainder of 2025 as compared to 2024 primarily due to lower anticipated average occupancy and an anticipated increase in same property expenses.

In addition to the effect of consolidated same property NOI, whether or not NOI increases typically depends upon whether the NOI from our acquired properties and development properties placed in service exceeds the NOI from property dispositions. NOI was $5.5 million, or 3.9%, lower in the first quarter of 2025 as compared to 2024 primarily due to lower consolidated same property NOI and lost NOI from property dispositions, partially offset by NOI from the acquisition of Advance Auto Parts Tower in Raleigh and recently completed development projects in Raleigh and Charlotte. We expect NOI to be lower for the remainder of 2025 as compared to 2024 for similar reasons.

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

Liquidity and Capital Resources

We continue to maintain a conservative and flexible balance sheet and believe we have ample liquidity to fund our operations and growth prospects. As of April 22, 2025, we had approximately $18 million of existing cash and $145.0 million drawn on our $750.0 million revolving credit facility, which is scheduled to mature in January 2028 (but which can be extended for two additional six-month periods at our option). As of March 31, 2025, our leverage ratio, as measured by the ratio of our mortgages and notes payable and outstanding preferred stock to the undepreciated book value of our assets, was 42.8%, and there were 110.0 million diluted shares of Common Stock outstanding.

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

Our long-term liquidity uses generally consist of the retirement or refinancing of debt upon maturity, funding of building improvements, new building developments (including our proportionate share of joint venture developments) and land infrastructure projects and funding acquisitions of buildings and development land (including our proportionate share of joint venture acquisitions). Additionally, we may, from time to time, retire outstanding equity and/or debt securities through redemptions, open market repurchases, privately negotiated acquisitions or otherwise.

We expect to meet our long-term liquidity needs through a combination of:

•cash flows from operating activities;

•issuance of debt securities by the Operating Partnership;

•issuance of secured debt;

•bank term loans;

•borrowings under our revolving credit facility;

•issuance of equity securities by the Company or the Operating Partnership; and

•the disposition of non-core assets.

We have no debt scheduled to mature prior to May 2026. We generally believe we will be able to satisfy future obligations with existing cash, borrowings under our revolving credit facility, new bank term loans, issuance of other unsecured debt, mortgage debt and/or proceeds from the sale of additional non-core assets.

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

Results of Operations

Three Months Ended March 31, 2025 and 2024

Rental and Other Revenues

Rental and other revenues were $10.9 million, or 5.2%, lower in the first quarter of 2025 as compared to 2024 primarily due to lower consolidated same property revenues and lost revenue from property dispositions, which decreased rental and other revenues by $6.1 million and $4.7 million, respectively. Same property rental and other revenues were lower primarily due to a decrease in average occupancy and lower cost recoveries, partially offset by higher average GAAP rents per rentable square foot and higher termination fee income. These decreases were partially offset by revenue from the acquisition of Advance Auto Parts Tower in Raleigh and recently completed development projects in Raleigh and Charlotte, which increased rental and other revenues by $0.6 million and $0.4 million, respectively. We expect rental and other revenues to be lower for the remainder of 2025 as compared to 2024 for similar reasons.

Operating Expenses

Rental property and other expenses were $5.4 million, or 7.7%, lower in the first quarter of 2025 as compared to 2024 primarily due to lower consolidated same property operating expenses and lost expenses from property dispositions, which decreased operating expenses by $3.0 million and $1.9 million, respectively. Same property operating expenses were lower primarily due to lower property taxes, partially offset by higher utilities, contract services and repairs and maintenance. We expect rental property and other expenses to be relatively consistent for the remainder of 2025 as compared to 2024 as higher anticipated same property operating expenses, expenses from the acquisition of Advance Auto Parts Tower in Raleigh and expenses from recently completed development projects in Raleigh and Charlotte are expected to be offset by lower expenses from property dispositions.

Depreciation and amortization expense was $2.3 million, or 3.1%, lower in the first quarter of 2025 as compared to 2024 primarily due to property dispositions. We expect depreciation and amortization to be lower for the remainder of 2025 as compared to 2024 primarily due to property dispositions and lower same property lease related depreciation and amortization, partially offset by the acquisition of Advance Auto Parts Tower in Raleigh.

General and administrative expenses were less than $0.1 million, or 0.3%, lower in the first quarter of 2025 as compared to 2024. We expect general and administrative expenses to be lower for the remainder of 2025 as compared to 2024 due to lower incentive compensation and lower predevelopment cost write-offs. First quarter general and administrative expenses are typically higher than in subsequent quarters due to higher long-term equity incentive compensation recognized for certain employees who meet the age and service eligibility requirements under our retirement plan. Long-term equity incentive compensation awards are typically issued during the first quarter of each year.

Interest Expense

Interest expense was $0.1 million, or 0.2%, higher in the first quarter of 2025 as compared to 2024. We expect interest expense to be higher for the remainder of 2025 as compared to 2024 primarily due to higher average debt balances and lower capitalized interest, partially offset by lower average interest rates.

Other Income

Other income was $0.4 million higher in the first quarter of 2025 as compared to 2024 primarily due to higher interest income from seller financing and loans provided to the 2827 Peachtree and Midtown East joint ventures.

Gains on Disposition of Property

Gains on disposition of property were $75.0 million higher in the first quarter of 2025 as compared to 2024. The first quarter 2025 gain primarily related to building dispositions in Tampa. The first quarter 2024 gain related to building dispositions in Raleigh.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $0.7 million higher in the first quarter of 2025 as compared to 2024 primarily due to lower interest expense from our McKinney & Olive joint venture due to the payoff of a mortgage loan in the third quarter of 2024. This increase was partially offset by a higher net loss from our Granite Park Six joint venture, which owns a newly constructed building that was completed in the third quarter of 2023 but has not yet stabilized.

Earnings Per Common Share - Diluted

Diluted earnings per common share was $0.66 higher in the first quarter of 2025 as compared to 2024 due to an increase in net income for the reasons discussed above.

Liquidity and Capital Resources

Statements of Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in the Company’s cash flows (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Net cash provided by operating activities	$46,324	$72,410	$(26,086)
Net cash used in investing activities	(27,209)	(61,685)	34,476
Net cash provided used in financing activities	(13,278)	(15,007)	1,729
Total cash flows	$5,837	$(4,282)	$10,119

The change in net cash provided by operating activities in the first quarter of 2025 as compared to 2024 was primarily due to changes in operating assets and liabilities, lower occupancy and property dispositions. We expect net cash related to operating activities to be lower for the remainder of 2025 as compared to 2024 primarily due to lower anticipated occupancy and property dispositions, partially offset by net cash from the acquisition of Advance Auto Parts Tower in Raleigh and recently completed development projects in Raleigh.

The change in net cash used in investing activities in the first quarter of 2025 as compared to 2024 was primarily due to lower investments in unconsolidated affiliates and higher net proceeds from dispositions. These decreases were partially offset by the acquisition of Advance Auto Parts Tower in 2025. We expect uses of cash for investing activities for the remainder of 2025 to be primarily driven by whether we acquire or commence development of additional office buildings in the BBDs of our markets. We expect these uses of cash for investing activities will be partially offset by proceeds from property dispositions in 2025.

There was a minimal change in net cash used in financing activities in the first quarter of 2025 as compared to 2024. Assuming the net effect of our acquisition, disposition and development activity in 2025 results in an increase to our assets, we would expect outstanding debt and/or Common Stock balances to increase.

Capitalization

The following table sets forth the Company’s capitalization (in thousands, except per share amounts):

	March 31, 2025	December 31, 2024
Mortgages and notes payable, net, at recorded book value	$3,338,492	$3,293,559
Preferred Stock, at liquidation value	$28,811	$28,811
Common Stock outstanding	107,811	107,624
Common Units outstanding (not owned by the Company)	2,151	2,151
Per share stock price at period end	$29.64	$30.58
Market value of Common Stock and Common Units	$3,259,274	$3,356,920
Total capitalization	$6,626,577	$6,679,290

As of March 31, 2025, our mortgages and notes payable and outstanding preferred stock represented 50.8% of our total capitalization and 42.8% of the undepreciated book value of our assets. See also “Executive Summary - Liquidity and Capital Resources.”

Our mortgages and notes payable as of March 31, 2025 consisted of $709.9 million of secured indebtedness with a weighted average interest rate of 4.43% and $2,642.2 million of unsecured indebtedness with a weighted average interest rate of 4.47%. The secured indebtedness was collateralized by real estate assets with an undepreciated book value of $1,233.6 million. As of March 31, 2025, $500.0 million of our debt bears interest at floating rates.

Investment Activity

In the normal course of business, we regularly evaluate potential acquisitions. As a result, from time to time, we may have one or more potential acquisitions under consideration that are in varying stages of evaluation, negotiation or due diligence, including potential acquisitions that are subject to non-binding letters of intent or enforceable contracts. Consummation of any transaction is subject to a number of contingencies, including the satisfaction of customary closing conditions. No assurances can be provided that we will acquire any properties in the future. See “Item 1A. Risk Factors - Risks Related to our Capital Recycling Activity - Recent and future acquisitions and development properties may fail to perform in accordance with our expectations and may require renovation and development costs exceeding our estimates” in our 2024 Annual Report on Form 10-K.

During the first quarter of 2025, we acquired Advance Auto Parts Tower, a 346,000 square foot office building in Raleigh, for a total purchase price, including capitalized acquisition costs, of $137.9 million. The assets acquired and liabilities assumed were recorded at fair value as determined by management based on information available at the acquisition date and on current assumptions as to future operations.

During the first quarter of 2025, we sold three buildings in Tampa and land in Pittsburgh for an aggregate sales price of $146.3 million and recorded aggregate net gains on disposition of property of $82.2 million.

The following table summarizes our in-process development activity as of March 31, 2025:

Property	Market	Own %	Consolidated (Y/N)	Rentable Square Feet	Anticipated Total Investment (1)	Investment as of March 31, 2025	Pre Leased %	Estimated Completion	Estimated Stabilization
					($ in thousands)
GlenLake Two Retail (2)	Raleigh	100.0%	Y	8,600	$8,100	$1,452	100.0%	1Q 26	1Q 26
				8,600	$8,100	$1,452	100.0%
__________
(1)Includes estimated lease up costs for tenant improvements and lease commissions until the property has reached stabilization.
(2)Will be recorded in development-in-process on our Consolidated Balance Sheets once we begin construction on the project.

Financing Activity

We have equity distribution agreements with each of Wells Fargo Securities, LLC, BofA Securities, Inc., BTIG, LLC, Jefferies LLC, J.P. Morgan Securities LLC, TD Securities (USA) LLC and Truist Securities, Inc. pursuant to which the Company may offer and sell up to $300.0 million in aggregate gross sales price of shares of Common Stock from time to time through such firms, acting as agents of the Company or as principals. Sales of the shares, if any, may be made by means of ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices or as otherwise agreed with any of such firms (which may include block trades). During the first quarter of 2025, there were no shares of common stock issued under these agreements.

Our $750.0 million unsecured revolving credit facility is scheduled to mature in January 2028 (but can be extended for two additional six-month periods at our option assuming no defaults have occurred). The interest rate on our revolving credit facility is SOFR plus a related spread adjustment of 10 basis points and a borrowing spread of 85 basis points, based on current credit ratings. The annual facility fee is 20 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody’s Investors Service or Standard & Poor’s Ratings Services. The interest rate may be adjusted upward or downward by 2.5 basis points depending upon whether or not we achieve certain pre-determined sustainability goals with respect to the ongoing reduction of greenhouse gas emissions. There was $150.0 million and $145.0 million outstanding under our revolving credit facility as of March 31, 2025 and April 22, 2025, respectively. As of both March 31, 2025 and April 22, 2025, we had $0.1 million of outstanding letters of credit, which reduce the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility as of March 31, 2025 and April 22, 2025 was $599.9 million and $604.9 million, respectively.

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

Cash dividends and distributions reduce the amount of cash that would otherwise be available for other business purposes, including funding debt maturities, reducing debt or future growth initiatives. The amount of future distributions that will be made is at the discretion of the Company’s Board of Directors. For a discussion of the factors that will affect such cash flows and, accordingly, influence the decisions of the Company’s Board of Directors regarding dividends and distributions, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Dividends and Distributions” in our 2024 Annual Report on Form 10-K.

On April 23, 2025, the Company declared a cash dividend of $0.50 per share of Common Stock, which is payable on June 10, 2025 to stockholders of record as of May 19, 2025.

During the first quarter of 2025, the Company declared and paid a cash dividend of $0.50 per share of Common Stock.

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

We had $20.1 million of cash and cash equivalents as of March 31, 2025. The unused capacity of our revolving credit facility as of March 31, 2025 and April 22, 2025 was $599.9 million and $604.9 million, respectively.

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

During the remainder of 2025, we expect to sell up to $150 million of properties no longer considered to be core assets due to location, age, quality and/or overall strategic fit. We can make no assurance, however, that we will sell any additional non-core assets or, if we do, what the timing or terms of any such sale will be.

See also “Executive Summary - Liquidity and Capital Resources.”

Critical Accounting Estimates

There were no changes made by management to the critical accounting policies in the three months ended March 31, 2025. For a description of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our 2024 Annual Report on Form 10-K.

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

The following table sets forth the Company’s FFO, FFO available for common stockholders and FFO available for common stockholders per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Funds from operations:
Net income	$100,000	$27,213
Net loss attributable to noncontrolling interests in consolidated affiliates	26	5
Depreciation and amortization of real estate assets	70,727	72,983
Gains on disposition of depreciable properties	(82,337)	(7,209)
Unconsolidated affiliates:
Depreciation and amortization of real estate assets	3,891	3,581
Funds from operations	92,307	96,573
Dividends on Preferred Stock	(621)	(621)
Funds from operations available for common stockholders	$91,686	$95,952
Funds from operations available for common stockholders per share	$0.83	$0.89
Weighted average shares outstanding (1)	109,834	107,958
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

As of March 31, 2025, our same property portfolio consisted of 148 wholly owned and joint venture in-service properties encompassing 26.3 million rentable square feet that were owned during the entirety of the periods presented (from January 1, 2024 to March 31, 2025). As of December 31, 2024, our same property portfolio consisted of 152 wholly owned and joint venture in-service properties encompassing 27.2 million rentable square feet that were owned during the entirety of the periods presented (from January 1, 2023 to December 31, 2024). The change in our same property portfolio was due to the removal of three properties encompassing 0.6 million rentable square feet that were sold during 2025 and one property encompassing 0.3 million rentable square feet that was taken out of service during 2025 due to an anticipated change in use from a for-lease office building to an alternative use, such as multi-family.

The following table sets forth the Company’s NOI, same property NOI and same property cash NOI (in thousands):

	Three Months Ended March 31,
	2025	2024
Net income	$100,000	$27,213
Equity in earnings of unconsolidated affiliates	(1,315)	(654)
Gains on disposition of property	(82,215)	(7,209)
Other income	(1,625)	(1,232)
Interest expense	36,642	36,552
General and administrative expenses	12,457	12,499
Depreciation and amortization	71,405	73,671
Net operating income	135,349	140,840
Our share of unconsolidated joint venture same property net operating income	4,855	4,497
Partner's share of consolidated joint venture same property net operating income	(259)	(280)
Non same property and other net operating income	(1,633)	(4,003)
Same property net operating income	$138,312	$141,054

Same property net operating income	$138,312	$141,054
Lease termination fees, straight-line rent and other non-cash adjustments	(6,014)	(4,301)
Same property cash net operating income	$132,298	$136,753

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our market risk as of December 31, 2024, see “Quantitative and Qualitative Disclosures About Market Risk” in our 2024 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

SEC rules require us to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our annual and periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow for timely decisions regarding required disclosure. The Company’s CEO and CFO have concluded that the disclosure controls and procedures of the Company and the Operating Partnership were each effective as of March 31, 2025.

SEC rules also require us to establish and maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in internal control over financial reporting during the three months ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were also no changes in internal control over financial reporting during the three months ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information related to shares of Common Stock surrendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock during the first quarter of 2025:

	Total Number of Shares Purchased	Weighted Average Price Paid per Share
January 1 to January 31	—	$—
February 1 to February 28	—	—
March 1 to March 31	68,965	29.13
Total	68,965	$29.13

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Company
31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Company
31.3	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Operating Partnership
31.4	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Operating Partnership
32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Company
32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Company
32.3	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Operating Partnership
32.4	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Operating Partnership
101.INS	Inline XBRL Instance Document (the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: April 29, 2025