Form 10-Q
period 2025-06-30
HIGHWOODS PROPERTIES, INC.; HIGHWOODS REALTY LTD PARTNERSHIP
filed 2025-07-29
CIK 921082, 941713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 2025
or

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

The Company had 108,073,015 shares of Common Stock outstanding as of July 22, 2025.

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

Certain information contained herein is presented as of July 22, 2025, the latest practicable date for financial information prior to the filing of this Quarterly Report.

This report combines the Quarterly Reports on Form 10-Q for the period ended June 30, 2025 of the Company and the Operating Partnership. We believe combining the quarterly reports into this single report results in the following benefits:

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

•Consolidated Financial Statements;

•Note 11 to Consolidated Financial Statements - Earnings Per Share and Per Unit;

•Item 4 - Controls and Procedures; and

•Item 6 - Certifications of CEO and CFO Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2025

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HIGHWOODS PROPERTIES, INC.
Consolidated Balance Sheets
(Unaudited and in thousands, except share and per share data)

	June 30, 2025	December 31, 2024
Assets:
Real estate assets, at cost:
Land	$572,103	$570,286
Buildings and tenant improvements	5,919,475	5,826,603
Development in-process	2,366	—
Land held for development	233,325	221,048
	6,727,269	6,617,937
Less-accumulated depreciation	(1,844,374)	(1,796,586)
Net real estate assets	4,882,895	4,821,351
Real estate and other assets, net, held for sale	—	55,409
Cash and cash equivalents	21,193	22,412
Restricted cash	18,815	11,265
Accounts receivable	27,839	28,287
Mortgages and notes receivable	6,227	11,064
Accrued straight-line rents receivable	314,477	308,853
Investments in and advances to unconsolidated affiliates	496,196	485,726
Deferred leasing costs, net of accumulated amortization of $165,665 and $170,312, respectively	221,609	209,967
Prepaid expenses and other assets, net of accumulated depreciation of $22,933 and $20,626, respectively	69,460	75,021
Total Assets	$6,058,711	$6,029,355
Liabilities, Noncontrolling Interests in the Operating Partnership and Equity:
Mortgages and notes payable, net	$3,334,385	$3,293,559
Accounts payable, accrued expenses and other liabilities	281,210	304,551
Total Liabilities	3,615,595	3,598,110
Commitments and contingencies
Noncontrolling interests in the Operating Partnership	66,878	65,791
Equity:
Preferred Stock, $.01 par value, 50,000,000 authorized shares;
8.625% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 26,716 and 28,811 shares issued and outstanding, respectively	26,716	28,811
Common Stock, $.01 par value, 200,000,000 authorized shares;
107,886,915 and 107,623,777 shares issued and outstanding, respectively	1,079	1,076
Additional paid-in capital	3,149,335	3,144,130
Distributions in excess of net income available for common stockholders	(802,627)	(810,608)
Accumulated other comprehensive loss	(2,370)	(2,246)
Total Stockholders’ Equity	2,372,133	2,361,163
Noncontrolling interests in consolidated affiliates	4,105	4,291
Total Equity	2,376,238	2,365,454
Total Liabilities, Noncontrolling Interests in the Operating Partnership and Equity	$6,058,711	$6,029,355

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Income
(Unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Rental and other revenues	$200,600	$204,738	$400,983	$416,013
Operating expenses:
Rental property and other expenses	63,655	64,559	128,689	134,994
Depreciation and amortization	74,679	73,745	146,084	147,416
General and administrative	10,319	9,357	22,776	21,856
Total operating expenses	148,653	147,661	297,549	304,266
Interest expense	37,665	35,904	74,307	72,456
Other income	4,629	7,455	6,254	8,687
Gains on disposition of property	—	35,022	82,215	42,231
Equity in earnings of unconsolidated affiliates	310	1,120	1,625	1,774
Net income	19,221	64,770	119,221	91,983
Net (income) attributable to noncontrolling interests in the Operating Partnership	(365)	(1,281)	(2,321)	(1,814)
Net loss attributable to noncontrolling interests in consolidated affiliates	—	2	26	7
Dividends on Preferred Stock	(586)	(621)	(1,207)	(1,242)
Net income available for common stockholders	$18,270	$62,870	$115,719	$88,934
Earnings per Common Share – basic:
Net income available for common stockholders	$0.17	$0.59	$1.07	$0.84
Weighted average Common Shares outstanding – basic	107,825	105,996	107,754	105,900
Earnings per Common Share – diluted:
Net income available for common stockholders	$0.17	$0.59	$1.07	$0.84
Weighted average Common Shares outstanding – diluted	109,976	108,147	109,905	108,053

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Comprehensive income:
Net income	$19,221	$64,770	$119,221	$91,983
Other comprehensive loss:
Amortization of cash flow hedges	(62)	(62)	(124)	(124)
Total other comprehensive loss	(62)	(62)	(124)	(124)
Total comprehensive income	19,159	64,708	119,097	91,859
Less-comprehensive (income) attributable to noncontrolling interests	(365)	(1,279)	(2,295)	(1,807)
Comprehensive income attributable to common stockholders	$18,794	$63,429	$116,802	$90,052

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Equity
(Unaudited and in thousands, except share amounts)

	Three Months Ended June 30, 2025
	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance as of March 31, 2025	107,810,629	$1,078	$28,811	$3,150,235	$(2,308)	$4,185	$(766,979)	$2,415,022
Issuances of Common Stock, net of issuance costs and tax withholdings	56,494	—	—	1,620	—	—	—	1,620
Dividends on Common Stock ($0.50 per share)		—	—	—	—	—	(53,918)	(53,918)
Dividends on Preferred Stock ($21.5625 per share)		—	—	—	—	—	(586)	(586)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	(3,829)	—	—	—	(3,829)
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(80)	—	(80)
Issuances of restricted stock	19,792	—	—	—	—	—	—	—
Redemptions/repurchases of Preferred Stock			(2,095)					(2,095)
Share-based compensation expense, net of forfeitures	—	1	—	1,309	—	—	—	1,310
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(365)	(365)
Comprehensive income:
Net income		—	—	—	—	—	19,221	19,221
Other comprehensive loss		—	—	—	(62)	—	—	(62)
Total comprehensive income								19,159
Balance as of June 30, 2025	107,886,915	$1,079	$26,716	$3,149,335	$(2,370)	$4,105	$(802,627)	$2,376,238

	Six Months Ended June 30, 2025
	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2024	107,623,777	$1,076	$28,811	$3,144,130	$(2,246)	$4,291	$(810,608)	$2,365,454
Issuances of Common Stock, net of issuance costs and tax withholdings	1,458	—	—	(142)	—	—	—	(142)
Dividends on Common Stock ($1.00 per share)		—	—	—	—	—	(107,738)	(107,738)
Dividends on Preferred Stock ($43.125 per share)		—	—	—	—	—	(1,207)	(1,207)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	(927)	—	—	—	(927)
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(160)	—	(160)
Issuances of restricted stock	261,680	—	—	—	—	—	—	—
Redemptions/repurchases of Preferred Stock		—	(2,095)					(2,095)
Share-based compensation expense, net of forfeitures	—	3	—	6,274	—	—	—	6,277
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(2,321)	(2,321)
Net loss attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	(26)	26	—
Comprehensive income:
Net income		—	—	—	—	—	119,221	119,221
Other comprehensive loss		—	—	—	(124)	—	—	(124)
Total comprehensive income								119,097
Balance as of June 30, 2025	107,886,915	$1,079	$26,716	$3,149,335	$(2,370)	$4,105	$(802,627)	$2,376,238

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Equity - Continued
(Unaudited and in thousands, except share amounts)

	Three Months Ended June 30, 2024
	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance as of March 31, 2024	105,995,624	$1,060	$28,811	$3,099,865	$(2,059)	$4,720	$(724,827)	$2,407,570
Issuances of Common Stock, net of issuance costs and tax withholdings	14,426	—	—	379	—	—	—	379
Dividends on Common Stock ($0.50 per share)		—	—	—	—	—	(52,999)	(52,999)
Dividends on Preferred Stock ($21.5625 per share)		—	—	—	—	—	(621)	(621)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	12	—	—	—	12
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(100)	—	(100)
Issuances of restricted stock	212	—	—	—	—	—	—	—
Share-based compensation expense, net of forfeitures	—	—	—	1,125	—	—	—	1,125
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(1,281)	(1,281)
Net loss attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	(2)	2	—
Comprehensive income:
Net income		—	—	—	—	—	64,770	64,770
Other comprehensive loss		—	—	—	(62)	—	—	(62)
Total comprehensive income								64,708
Balance as of June 30, 2024	106,010,262	$1,060	$28,811	$3,101,381	$(2,121)	$4,618	$(714,956)	$2,418,793

	Six Months Ended June 30, 2024
	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2023	105,710,315	$1,057	$28,811	$3,103,446	$(1,997)	$4,725	$(698,020)	$2,438,022
Issuances of Common Stock, net of issuance costs and tax withholdings	(29,970)	—	—	(685)	—	—	—	(685)
Conversions of Common Units to Common Stock	5,385			132				132
Dividends on Common Stock ($1.00 per share)		—	—	—	—	—	(105,870)	(105,870)
Dividends on Preferred Stock ($43.125 per share)		—	—	—	—	—	(1,242)	(1,242)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	(7,467)	—	—	—	(7,467)
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(100)	—	(100)
Issuances of restricted stock	324,532	—	—	—	—	—	—	—
Share-based compensation expense, net of forfeitures	—	3	—	5,955	—	—	—	5,958
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(1,814)	(1,814)
Net loss attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	(7)	7	—
Comprehensive income:
Net income		—	—	—	—	—	91,983	91,983
Other comprehensive loss		—	—	—	(124)	—	—	(124)
Total comprehensive income								91,859
Balance as of June 30, 2024	106,010,262	$1,060	$28,811	$3,101,381	$(2,121)	$4,618	$(714,956)	$2,418,793

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Six Months Ended June 30,
	2025	2024
Operating activities:
Net income	$119,221	$91,983
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	146,084	147,416
Amortization of lease incentives and acquisition-related intangible assets and liabilities	1,122	565
Share-based compensation expense	6,277	5,958
Net credit losses on operating lease receivables	139	556
Accrued interest on mortgages and notes receivable	(496)	(166)
Amortization of debt issuance costs	2,821	2,788
Amortization of cash flow hedges	(124)	(124)
Amortization of mortgages and notes payable fair value adjustments	56	56
Losses on debt extinguishment	—	173
Net gains on disposition of property	(82,215)	(42,231)
Equity in earnings of unconsolidated affiliates	(1,625)	(1,774)
Distributions of earnings from unconsolidated affiliates	3,516	2,851
Changes in operating assets and liabilities:
Accounts receivable	2,841	(916)
Prepaid expenses and other assets	(4,904)	(4,838)
Accrued straight-line rents receivable	(6,004)	(5,863)
Accounts payable, accrued expenses and other liabilities	(23,854)	5,931
Net cash provided by operating activities	162,855	202,365
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	(137,828)	—
Investments in development in-process	(593)	(4,149)
Investments in tenant improvements and deferred leasing costs	(61,919)	(65,880)
Investments in building improvements	(21,551)	(16,577)
Net proceeds from disposition of real estate assets	137,779	77,428
Distributions of capital from unconsolidated affiliates	3,742	5,331
Investments in mortgages and notes receivable	(1,577)	(6,229)
Repayments of mortgages and notes receivable	6,333	31
Investments in and advances to unconsolidated affiliates	(16,681)	(42,126)
Changes in earnest money deposits	10,000	—
Changes in other investing activities	139	(3,789)
Net cash used in investing activities	(82,156)	(55,960)
Financing activities:
Dividends on Common Stock	(107,738)	(105,870)
Redemptions/repurchases of Preferred Stock	(2,095)	—
Redemptions of Common Units	(10)	—
Dividends on Preferred Stock	(1,207)	(1,242)
Distributions to noncontrolling interests in the Operating Partnership	(2,151)	(2,151)
Distributions to noncontrolling interests in consolidated affiliates	(160)	(100)
Proceeds from the issuance of Common Stock	2,191	744
Costs paid for the issuance of Common Stock	(324)	—
Repurchase of shares related to tax withholdings	(2,009)	(1,429)
Borrowings on revolving credit facility	237,000	90,000
Repayments of revolving credit facility	(194,000)	(110,000)
Repayments of mortgages and notes payable	(3,865)	(3,473)
Payments for debt issuance costs and other financing activities	—	(7,648)
Net cash used in financing activities	(74,368)	(141,169)
Net increase in cash and cash equivalents and restricted cash	$6,331	$5,236
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows – Continued
(Unaudited and in thousands)

	Six Months Ended June 30,
	2025	2024
Net increase in cash and cash equivalents and restricted cash	$6,331	$5,236
Cash and cash equivalents and restricted cash at beginning of the period	33,677	31,569
Cash and cash equivalents and restricted cash at end of the period	$40,008	$36,805

Reconciliation of cash and cash equivalents and restricted cash:

	Six Months Ended June 30,
	2025	2024
Cash and cash equivalents at end of the period	$21,193	$27,003
Restricted cash at end of the period	18,815	9,802
Cash and cash equivalents and restricted cash at end of the period	$40,008	$36,805

Supplemental disclosure of cash flow information:

	Six Months Ended June 30,
	2025	2024
Cash paid for interest, net of amounts capitalized	$71,400	$56,237

Supplemental disclosure of non-cash investing and financing activities:

	Six Months Ended June 30,
	2025	2024
Conversions of Common Units to Common Stock	$—	$132
Changes in accrued capital expenditures (1)	$(2,218)	$(1,431)
Write-off of fully depreciated real estate assets	$54,439	$41,419
Write-off of fully amortized leasing costs	$25,199	$13,720
Write-off of fully amortized debt issuance costs	$—	$4,083
Adjustment of noncontrolling interests in the Operating Partnership to fair value	$927	$7,467
__________

(1)Accrued capital expenditures included in accounts payable, accrued expenses and other liabilities as of June 30, 2025 and 2024 were $50.7 million and $54.1 million, respectively.

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Balance Sheets
(Unaudited and in thousands, except unit and per unit data)

	June 30, 2025	December 31, 2024
Assets:
Real estate assets, at cost:
Land	$572,103	$570,286
Buildings and tenant improvements	5,919,475	5,826,603
Development in-process	2,366	—
Land held for development	233,325	221,048
	6,727,269	6,617,937
Less-accumulated depreciation	(1,844,374)	(1,796,586)
Net real estate assets	4,882,895	4,821,351
Real estate and other assets, net, held for sale	—	55,409
Cash and cash equivalents	21,193	22,412
Restricted cash	18,815	11,265
Accounts receivable	27,839	28,287
Mortgages and notes receivable	6,227	11,064
Accrued straight-line rents receivable	314,477	308,853
Investments in and advances to unconsolidated affiliates	496,196	485,726
Deferred leasing costs, net of accumulated amortization of $165,665 and $170,312, respectively	221,609	209,967
Prepaid expenses and other assets, net of accumulated depreciation of $22,933 and $20,626, respectively	69,460	75,021
Total Assets	$6,058,711	$6,029,355
Liabilities, Redeemable Operating Partnership Units and Capital:
Mortgages and notes payable, net	$3,334,385	$3,293,559
Accounts payable, accrued expenses and other liabilities	281,210	304,551
Total Liabilities	3,615,595	3,598,110
Commitments and contingencies
Redeemable Operating Partnership Units:
Common Units, 2,151,097 and 2,151,423 outstanding, respectively	66,878	65,791
Series A Preferred Units (liquidation preference $1,000 per unit), 26,716 and 28,811 units issued and outstanding, respectively	26,716	28,811
Total Redeemable Operating Partnership Units	93,594	94,602
Capital:
Common Units:
General partner Common Units, 1,096,292 and 1,093,664 outstanding, respectively	23,477	23,345
Limited partner Common Units, 106,381,814 and 106,121,304 outstanding, respectively	2,324,310	2,311,253
Accumulated other comprehensive loss	(2,370)	(2,246)
Noncontrolling interests in consolidated affiliates	4,105	4,291
Total Capital	2,349,522	2,336,643
Total Liabilities, Redeemable Operating Partnership Units and Capital	$6,058,711	$6,029,355

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Income
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Rental and other revenues	$200,600	$204,738	$400,983	$416,013
Operating expenses:
Rental property and other expenses	63,655	64,559	128,689	134,994
Depreciation and amortization	74,679	73,745	146,084	147,416
General and administrative	10,319	9,357	22,776	21,856
Total operating expenses	148,653	147,661	297,549	304,266
Interest expense	37,665	35,904	74,307	72,456
Other income	4,629	7,455	6,254	8,687
Gains on disposition of property	—	35,022	82,215	42,231
Equity in earnings of unconsolidated affiliates	310	1,120	1,625	1,774
Net income	19,221	64,770	119,221	91,983
Net loss attributable to noncontrolling interests in consolidated affiliates	—	2	26	7
Distributions on Preferred Units	(586)	(621)	(1,207)	(1,242)
Net income available for common unitholders	$18,635	$64,151	$118,040	$90,748
Earnings per Common Unit – basic:
Net income available for common unitholders	$0.17	$0.60	$1.08	$0.84
Weighted average Common Units outstanding – basic	109,567	107,738	109,496	107,644
Earnings per Common Unit – diluted:
Net income available for common unitholders	$0.17	$0.60	$1.08	$0.84
Weighted average Common Units outstanding – diluted	109,567	107,738	109,496	107,644

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Comprehensive income:
Net income	$19,221	$64,770	$119,221	$91,983
Other comprehensive loss:
Amortization of cash flow hedges	(62)	(62)	(124)	(124)
Total other comprehensive loss	(62)	(62)	(124)	(124)
Total comprehensive income	19,159	64,708	119,097	91,859
Net loss attributable to noncontrolling interests in consolidated affiliates	—	2	26	7
Comprehensive income attributable to common unitholders	$19,159	$64,710	$119,123	$91,866

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Capital
(Unaudited and in thousands)

	Three Months Ended June 30, 2025
	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance as of March 31, 2025	$23,842	$2,360,492	$(2,308)	$4,185	2,386,211
Issuances of Common Units, net of issuance costs and tax withholdings	17	1,603	—	—	1,620
Distributions on Common Units ($0.50 per unit)	(548)	(54,241)	—	—	(54,789)
Distributions on Preferred Units ($21.5625 per unit)	(6)	(580)	—	—	(586)
Share-based compensation expense, net of forfeitures	13	1,297	—	—	1,310
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(80)	(80)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	(33)	(3,290)	—	—	(3,323)
Comprehensive income:
Net income	192	19,029	—	—	19,221
Other comprehensive loss	—	—	(62)	—	(62)
Total comprehensive income					19,159
Balance as of June 30, 2025	23,477	2,324,310	(2,370)	4,105	$2,349,522

	Six Months Ended June 30, 2025
	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2024	$23,345	$2,311,253	$(2,246)	$4,291	$2,336,643
Issuances of Common Units, net of issuance costs and tax withholdings	(1)	(141)	—	—	(142)
Redemptions of Common Units	—	(10)	—	—	(10)
Distributions on Common Units ($1.00 per unit)	(1,095)	(108,385)	—	—	(109,480)
Distributions on Preferred Units ($43.125 per unit)	(12)	(1,195)	—	—	(1,207)
Share-based compensation expense, net of forfeitures	63	6,214	—	—	6,277
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(160)	(160)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	(15)	(1,481)	—	—	(1,496)
Net loss attributable to noncontrolling interests in consolidated affiliates	—	26	—	(26)	—
Comprehensive income:
Net income	1,192	118,029	—	—	119,221
Other comprehensive loss	—	—	(124)	—	(124)
Total comprehensive income					119,097
Balance as of June 30, 2025	$23,477	$2,324,310	$(2,370)	$4,105	$2,349,522

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Capital - Continued
(Unaudited and in thousands)

	Three Months Ended June 30, 2024
	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance as of March 31, 2024	$23,760	$2,352,338	$(2,059)	$4,720	$2,378,759
Issuances of Common Units, net of issuance costs and tax withholdings	4	375	—	—	379
Distributions on Common Units ($0.50 per unit)	(539)	(53,331)	—	—	(53,870)
Distributions on Preferred Units ($21.5625 per unit)	(6)	(615)	—	—	(621)
Share-based compensation expense, net of forfeitures	12	1,113	—	—	1,125
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(100)	(100)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	(4)	(394)	—	—	(398)
Net loss attributable to noncontrolling interests in consolidated affiliates	—	2	—	(2)	—
Comprehensive income:
Net income	648	64,122	—	—	64,770
Other comprehensive loss	—	—	(62)	—	(62)
Total comprehensive income					64,708
Balance as of June 30, 2024	$23,875	$2,363,610	$(2,121)	$4,618	$2,389,982

	Six Months Ended June 30, 2024
	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2023	$24,064	$2,382,419	$(1,997)	$4,725	$2,409,211
Issuances of Common Units, net of issuance costs and tax withholdings	(7)	(678)	—	—	(685)
Distributions on Common Units ($1.00 per unit)	(1,076)	(106,536)	—	—	(107,612)
Distributions on Preferred Units ($43.1250 per unit)	(12)	(1,230)	—	—	(1,242)
Share-based compensation expense, net of forfeitures	60	5,898	—	—	5,958
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(100)	(100)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	(74)	(7,333)	—	—	(7,407)
Net loss attributable to noncontrolling interests in consolidated affiliates	—	7		(7)	—
Comprehensive income:
Net income	920	91,063	—	—	91,983
Other comprehensive loss	—	—	(124)	—	(124)
Total comprehensive income					91,859
Balance as of June 30, 2024	$23,875	$2,363,610	$(2,121)	$4,618	$2,389,982

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Six Months Ended June 30,
	2025	2024
Operating activities:
Net income	$119,221	$91,983
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	146,084	147,416
Amortization of lease incentives and acquisition-related intangible assets and liabilities	1,122	565
Share-based compensation expense	6,277	5,958
Net credit losses on operating lease receivables	139	556
Accrued interest on mortgages and notes receivable	(496)	(166)
Amortization of debt issuance costs	2,821	2,788
Amortization of cash flow hedges	(124)	(124)
Amortization of mortgages and notes payable fair value adjustments	56	56
Losses on debt extinguishment	—	173
Net gains on disposition of property	(82,215)	(42,231)
Equity in earnings of unconsolidated affiliates	(1,625)	(1,774)
Distributions of earnings from unconsolidated affiliates	3,516	2,851
Changes in operating assets and liabilities:
Accounts receivable	2,841	(916)
Prepaid expenses and other assets	(4,904)	(4,838)
Accrued straight-line rents receivable	(6,004)	(5,863)
Accounts payable, accrued expenses and other liabilities	(23,854)	5,931
Net cash provided by operating activities	162,855	202,365
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	(137,828)	—
Investments in development in-process	(593)	(4,149)
Investments in tenant improvements and deferred leasing costs	(61,919)	(65,880)
Investments in building improvements	(21,551)	(16,577)
Net proceeds from disposition of real estate assets	137,779	77,428
Distributions of capital from unconsolidated affiliates	3,742	5,331
Investments in mortgages and notes receivable	(1,577)	(6,229)
Repayments of mortgages and notes receivable	6,333	31
Investments in and advances to unconsolidated affiliates	(16,681)	(42,126)
Changes in earnest money deposits	10,000	—
Changes in other investing activities	139	(3,789)
Net cash used in investing activities	(82,156)	(55,960)
Financing activities:
Distributions on Common Units	(109,480)	(107,612)
Redemptions/repurchases of Preferred Units	(2,095)	—
Redemptions of Common Units	(10)	—
Distributions on Preferred Units	(1,207)	(1,242)
Distributions to noncontrolling interests in consolidated affiliates	(160)	(100)
Proceeds from the issuance of Common Units	2,191	744
Costs paid for the issuance of Common Units	(324)	—
Repurchase of units related to tax withholdings	(2,009)	(1,429)
Borrowings on revolving credit facility	237,000	90,000
Repayments of revolving credit facility	(194,000)	(110,000)
Repayments of mortgages and notes payable	(3,865)	(3,473)
Payments for debt issuance costs and other financing activities	(409)	(8,057)
Net cash used in financing activities	(74,368)	(141,169)
Net increase in cash and cash equivalents and restricted cash	$6,331	$5,236
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows - Continued
(Unaudited and in thousands)

	Six Months Ended June 30,
	2025	2024
Net increase in cash and cash equivalents and restricted cash	$6,331	$5,236
Cash and cash equivalents and restricted cash at beginning of the period	33,677	31,569
Cash and cash equivalents and restricted cash at end of the period	$40,008	$36,805

Reconciliation of cash and cash equivalents and restricted cash:

	Six Months Ended June 30,
	2025	2024
Cash and cash equivalents at end of the period	$21,193	$27,003
Restricted cash at end of the period	18,815	9,802
Cash and cash equivalents and restricted cash at end of the period	$40,008	$36,805

Supplemental disclosure of cash flow information:

	Six Months Ended June 30,
	2025	2024
Cash paid for interest, net of amounts capitalized	$71,400	$56,237

Supplemental disclosure of non-cash investing and financing activities:

	Six Months Ended June 30,
	2025	2024
Changes in accrued capital expenditures (1)	$(2,218)	$(1,431)
Write-off of fully depreciated real estate assets	$54,439	$41,419
Write-off of fully amortized leasing costs	$25,199	$13,720
Write-off of fully amortized debt issuance costs	$—	$4,083
Adjustment of Redeemable Common Units to fair value	$1,087	$6,998
__________

(1)Accrued capital expenditures included in accounts payable, accrued expenses and other liabilities as of June 30, 2025 and 2024 were $50.7 million and $54.1 million, respectively.

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(tabular dollar amounts in thousands, except per share and per unit data)
(Unaudited)

1.    Description of Business and Significant Accounting Policies

Description of Business

Highwoods Properties, Inc. (the “Company”) is a fully integrated office real estate investment trust (“REIT”) that owns, develops, acquires, leases and manages properties primarily in the best business districts of Atlanta, Charlotte, Dallas, Nashville, Orlando, Raleigh, Richmond and Tampa. The Company conducts its activities through Highwoods Realty Limited Partnership (the “Operating Partnership”). As of June 30, 2025, we owned or had an interest in 27.3 million rentable square feet of in-service properties, 1.4 million rentable square feet of office properties under development and development land with approximately 4.5 million rentable square feet of potential office build out.

Capital Structure

The Company is the sole general partner of the Operating Partnership. As of June 30, 2025, the Company owned all of the Preferred Units and 107.5 million, or 98.0%, of the Common Units in the Operating Partnership. Limited partners owned the remaining 2.2 million Common Units. During the six months ended June 30, 2025, the Company redeemed 326 Common Units for cash.

Under our existing equity distribution agreements, the Company may offer and sell up to $300.0 million in aggregate gross sales price of shares of Common Stock. During each of the three and six months ended June 30, 2025, the Company issued 44,819 shares of Common Stock under its equity distribution agreements at an average gross sales price of $31.64 per share and received net proceeds, after sales commissions, of $1.4 million.

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

As of June 30, 2025, we are involved with six entities we determined to be variable interest entities, one of which we are the primary beneficiary and is consolidated and five of which we are not the primary beneficiary and are not consolidated.

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

Insurance

We are primarily self-insured for health care claims for participating employees. To limit our exposure to significant claims, we have stop-loss coverage on a per claim and annual aggregate basis. We use all relevant information to determine our liabilities for claims, including actuarial estimates of claim liabilities. When determining our liabilities, we include claims for incurred losses, even if they are unreported. As of June 30, 2025, a reserve of $0.4 million was recorded to cover estimated reported and unreported claims.

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

2.    Leases

Operating Leases

We generally lease our office properties to lessees in exchange for fixed monthly payments that cover rent, property taxes, insurance and certain cost recoveries, primarily common area maintenance. Our office properties that are under lease are primarily located in Atlanta, Charlotte, Dallas, Nashville, Orlando, Raleigh, Richmond and Tampa and are leased to a wide variety of lessees across many industries. Our leases are operating leases and mostly range from three to 10 years. We recognized rental and other revenues related to operating lease payments of $222.1 million and $201.0 million during the three months ended June 30, 2025 and 2024, respectively, and $392.9 million and $408.8 million during the six months ended June 30, 2025 and 2024, respectively. Included in these amounts were variable lease payments of $16.7 million and $16.6 million during the three months ended June 30, 2025 and 2024, respectively, and $33.6 million and $39.1 million during the six months ended June 30, 2025 and 2024, respectively.

3.    Investments in and Advances to Affiliates

Unconsolidated Affiliates

- Granite Park Six JV, LLC/ GPI 23 Springs JV, LLC (“Granite Park Six and 23Springs joint ventures”)

We own the Granite Park Six and 23Springs buildings in Dallas as part of two joint ventures with Granite Properties (“Granite”). We own a 50.0% interest in each of these two joint ventures. We determined that we have a variable interest in both the Granite Park Six and 23Springs joint ventures primarily because the entities were designed to pass along interest rate risk, equity price risk and operation risk to us and Granite as equity holders. The joint ventures were further determined to be variable interest entities as they require additional subordinated financial support in the form of loans because the initial equity investments provided by us and Granite were not sufficient to finance the planned investments and operations. We concluded that we do not have the power to direct matters that most significantly impact the activities of either entity and therefore do not qualify as the primary beneficiary. Accordingly, the entities are not consolidated.

As of June 30, 2025, our risk of loss with respect to these arrangements was limited to the carrying value of each investment balance. Our investment balances were $75.7 million and $103.4 million as of June 30, 2025 for the Granite Park Six and 23Springs joint ventures, respectively. The assets of the Granite Park Six and 23Springs joint ventures can be used only to settle obligations of the respective joint venture, and their creditors have no recourse to our wholly owned assets.

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

As of June 30, 2025, our risk of loss with respect to this arrangement was limited to the carrying value of our investment balance of $180.8 million. The assets of the McKinney & Olive joint venture can be used only to settle obligations of the joint venture, and its creditors have no recourse to our wholly owned assets.

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

As of June 30, 2025, our risk of loss with respect to this arrangement was $43.9 million, which consists of the $13.6 million carrying value of our investment balance plus the $30.3 million outstanding balance of the loan we have provided to the joint venture. The outstanding balance on the loan is recorded in investments in and advances to unconsolidated affiliates on our Consolidated Balance Sheets. The assets of the Midtown East joint venture can be used only to settle obligations of the joint venture, and its creditors have no recourse to our wholly owned assets.

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

As of June 30, 2025, our risk of loss with respect to this arrangement was $60.7 million, which consists of the $12.3 million carrying value of our investment balance plus the $48.4 million outstanding balance of the loan we have provided to the joint venture. The outstanding balance on the loan is recorded in investments in and advances to unconsolidated affiliates on our Consolidated Balance Sheets. The assets of the 2827 Peachtree joint venture can be used only to settle obligations of the joint venture, and its creditors have no recourse to our wholly owned assets.

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

The following table sets forth the assets and liabilities of the Midtown West joint venture included on our Consolidated Balance Sheets:

	June 30, 2025	December 31, 2024
Net real estate assets	$57,438	$58,443
Cash and cash equivalents	$1,317	$1,530
Accounts receivable	$191	$42
Accrued straight-line rents receivable	$5,361	$5,192
Deferred leasing costs, net	$2,419	$2,596
Prepaid expenses and other assets, net	$87	$104
Mortgages and notes payable, net	$44,195	$44,325
Accounts payable, accrued expenses and other liabilities	$1,326	$1,297

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

5.    Intangible Assets and Below Market Lease Liabilities

The following table sets forth total intangible assets and acquisition-related below market lease liabilities, net of accumulated amortization:

	June 30, 2025	December 31, 2024
Assets:
Deferred leasing costs (including lease incentives and above market lease and in-place lease acquisition-related intangible assets)	$387,274	$380,279
Less accumulated amortization	(165,665)	(170,312)
	$221,609	$209,967
Liabilities (in accounts payable, accrued expenses and other liabilities):
Acquisition-related below market lease liabilities	$30,769	$37,482
Less accumulated amortization	(15,999)	(21,296)
	$14,770	$16,186

The following table sets forth amortization of intangible assets and below market lease liabilities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Amortization of deferred leasing costs and acquisition-related intangible assets (in depreciation and amortization)	$9,070	$9,984	$18,074	$19,629
Amortization of lease incentives (in rental and other revenues)	$660	$550	$1,305	$1,243
Amortization of acquisition-related above market lease intangible assets (in rental and other revenues)	$636	$794	$1,234	$1,596
Amortization of acquisition-related below market lease liabilities (in rental and other revenues)	$(665)	$(1,130)	$(1,417)	$(2,274)

The following table sets forth scheduled future amortization of intangible assets and below market lease liabilities:

	Amortization of Deferred Leasing Costs and Acquisition-Related Intangible Assets (in Depreciation and Amortization)	Amortization of Lease Incentives (in Rental and Other Revenues)	Amortization of Acquisition-Related Above Market Lease Intangible Assets (in Rental and Other Revenues)	Amortization of Acquisition-Related Below Market Lease Liabilities (in Rental and Other Revenues)
July 1 through December 31, 2025	$19,090	$1,237	$1,197	$(1,309)
2026	34,494	2,247	2,161	(2,431)
2027	30,225	2,011	1,680	(2,062)
2028	26,220	1,801	1,544	(1,649)
2029	23,431	1,507	1,432	(1,377)
Thereafter	62,970	4,782	3,580	(5,942)
	$196,430	$13,585	$11,594	$(14,770)
Weighted average remaining amortization periods as of June 30, 2025 (in years)	7.2	7.7	6.7	7.7

The following table sets forth the intangible assets acquired as a result of the acquisition of Advance Auto Parts Tower in the first quarter of 2025:

	Acquisition-Related Above Market Lease Intangible Assets (amortized in Rental and Other Revenues)	Acquisition-Related Intangible Assets (amortized in Depreciation and Amortization)
Amount recorded at acquisition	$1,656	$16,445
Weighted average remaining amortization periods as of June 30, 2025 (in years)	8.1	7.8

6.    Mortgages and Notes Payable

The following table sets forth our mortgages and notes payable:

	June 30, 2025	December 31, 2024
Secured indebtedness	$707,567	$712,186
Unsecured indebtedness	2,639,626	2,595,815
Less-unamortized debt issuance costs	(12,808)	(14,442)
Total mortgages and notes payable, net	$3,334,385	$3,293,559

As of June 30, 2025, our secured mortgage loans were collateralized by real estate assets with an undepreciated book value of $1,240.4 million.

Our $750.0 million unsecured revolving credit facility is scheduled to mature in January 2028 (but can be extended for two additional six-month periods at our option assuming no defaults have occurred). The interest rate on our revolving credit facility is SOFR plus a related spread adjustment of 10 basis points and a borrowing spread of 85 basis points, based on current credit ratings. The annual facility fee is 20 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody’s Investors Service or Standard & Poor’s Ratings Services. The interest rate may be adjusted upward or downward by 2.5 basis points depending upon whether or not we achieve certain pre-determined sustainability goals with respect to the ongoing reduction of greenhouse gas emissions. There was $147.0 million and $137.0 million outstanding under our revolving credit facility as of June 30, 2025 and July 22, 2025, respectively. As of both June 30, 2025 and July 22, 2025, we had $0.1 million of outstanding letters of credit, which reduce the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility as of June 30, 2025 and July 22, 2025 was $602.9 million and $612.9 million, respectively.

We are currently in compliance with financial covenants with respect to our consolidated debt.

We have considered our short-term liquidity needs within one year from July 29, 2025 (the date of issuance of the quarterly financial statements) and the adequacy of our estimated cash flows from operating activities and other available financing sources to meet these needs. In particular, we have given consideration to our scheduled debt maturities during such one-year period, which consists of a $200.0 million unsecured bank term loan that is scheduled to mature in May 2026. We have concluded it is probable we will meet these short-term liquidity requirements through a combination of the following:

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

7.    Noncontrolling Interests

Noncontrolling Interests in Consolidated Affiliates

As of June 30, 2025, our noncontrolling interest in consolidated affiliates relates to our joint venture partner's 20.0% interest in the Midtown West joint venture. Our joint venture partner is an unrelated third party.

Noncontrolling Interests in the Operating Partnership

The following table sets forth the Company’s noncontrolling interests in the Operating Partnership:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Beginning noncontrolling interests in the Operating Partnership	$63,759	$56,324	$65,791	$49,520
Adjustment of noncontrolling interests in the Operating Partnership to fair value	3,829	(12)	927	7,467
Conversions of Common Units to Common Stock	—	—	—	(132)
Redemptions of Common Units	—	—	(10)	—
Net income attributable to noncontrolling interests in the Operating Partnership	365	1,281	2,321	1,814
Distributions to noncontrolling interests in the Operating Partnership	(1,075)	(1,075)	(2,151)	(2,151)
Total noncontrolling interests in the Operating Partnership	$66,878	$56,518	$66,878	$56,518

The following table sets forth net income available for common stockholders and transfers from the Company’s noncontrolling interests in the Operating Partnership:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income available for common stockholders	$18,270	$62,870	$115,719	$88,934
Increase in additional paid in capital from conversions of Common Units to Common Stock	—	—	—	132
Redemptions of Common Units	—	—	10	—
Change from net income available for common stockholders and transfers from noncontrolling interests	$18,270	$62,870	$115,729	$89,066

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

The following table sets forth our assets and liabilities and the Company’s noncontrolling interests in the Operating Partnership that are measured or disclosed at fair value within the fair value hierarchy:

		Level 1	Level 2	Level 3
	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
Fair Value as of June 30, 2025:
Assets:
Mortgages and notes receivable, at fair value (1)	$6,227	$—	$6,227	$—
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	1,617	1,617	—	—
Total Assets	$7,844	$1,617	$6,227	$—
Noncontrolling Interests in the Operating Partnership	$66,878	$66,878	$—	$—
Liabilities:
Mortgages and notes payable, net, at fair value (1)	$3,208,003	$—	$3,208,003	$—
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	1,617	1,617	—	—
Total Liabilities	$3,209,620	$1,617	$3,208,003	$—

Fair Value as of December 31, 2024:
Assets:
Mortgages and notes receivable, at fair value (1)	$11,064	$—	$11,064	$—
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	2,295	2,295	—	—
Impaired real estate assets	26,740	—	—	26,740
Total Assets	$40,099	$2,295	$11,064	$26,740
Noncontrolling Interests in the Operating Partnership	$65,791	$65,791	$—	$—
Liabilities:
Mortgages and notes payable, net, at fair value (1)	$3,097,323	$—	$3,097,323	$—
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	2,295	2,295	—	—
Total Liabilities	$3,099,618	$2,295	$3,097,323	$—
__________
(1)    Amounts are not recorded at fair value on our Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024.

9.    Share-Based Payments

During the six months ended June 30, 2025, the Company granted 144,112 shares of time-based restricted stock and 117,568 shares of total return-based restricted stock with weighted average grant date fair values per share of $29.31 and $30.42, respectively. We recorded share-based compensation expense of $1.3 million and $1.1 million during the three months ended June 30, 2025 and 2024, respectively, and $6.3 million and $6.0 million during the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, there was $5.6 million of total unrecognized share-based compensation costs, which will be recognized over a weighted average remaining contractual term of 2.2 years.

10.    Real Estate and Other Assets Held For Sale

The following table sets forth our assets held for sale, which are considered non-core:

	June 30, 2025	December 31, 2024
Assets:
Land	$—	$6,232
Buildings and tenant improvements	—	98,081
Less-accumulated depreciation	—	(58,511)
Net real estate assets	—	45,802
Accrued straight-line rents receivable	—	6,581
Deferred leasing costs, net	—	2,784
Prepaid expenses and other assets, net	—	242
Real estate and other assets, net, held for sale	$—	$55,409

11.    Earnings Per Share and Per Unit

The following table sets forth the computation of basic and diluted earnings per share of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Earnings per Common Share - basic:
Numerator:
Net income	$19,221	$64,770	$119,221	$91,983
Net (income) attributable to noncontrolling interests in the Operating Partnership	(365)	(1,281)	(2,321)	(1,814)
Net loss attributable to noncontrolling interests in consolidated affiliates	—	2	26	7
Dividends on Preferred Stock	(586)	(621)	(1,207)	(1,242)
Net income available for common stockholders	$18,270	$62,870	$115,719	$88,934
Denominator:
Denominator for basic earnings per Common Share – weighted average shares (1)	107,825	105,996	107,754	105,900
Net income available for common stockholders	$0.17	$0.59	$1.07	$0.84
Earnings per Common Share - diluted:
Numerator:
Net income	$19,221	$64,770	$119,221	$91,983
Net loss attributable to noncontrolling interests in consolidated affiliates	—	2	26	7
Dividends on Preferred Stock	(586)	(621)	(1,207)	(1,242)
Net income available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	$18,635	$64,151	$118,040	$90,748
Denominator:
Denominator for basic earnings per Common Share – weighted average shares (1)	107,825	105,996	107,754	105,900
Add:
Noncontrolling interests Common Units	2,151	2,151	2,151	2,153
Denominator for diluted earnings per Common Share – adjusted weighted average shares and assumed conversions	109,976	108,147	109,905	108,053
Net income available for common stockholders	$0.17	$0.59	$1.07	$0.84
__________
(1)Includes all unvested restricted stock where dividends on such restricted stock are non-forfeitable.

The following table sets forth the computation of basic and diluted earnings per unit of the Operating Partnership:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Earnings per Common Unit - basic:
Numerator:
Net income	$19,221	$64,770	$119,221	$91,983
Net loss attributable to noncontrolling interests in consolidated affiliates	—	2	26	7
Distributions on Preferred Units	(586)	(621)	(1,207)	(1,242)
Net income available for common unitholders	$18,635	$64,151	$118,040	$90,748
Denominator:
Denominator for basic earnings per Common Unit – weighted average units (1)	109,567	107,738	109,496	107,644
Net income available for common unitholders	$0.17	$0.60	$1.08	$0.84
Earnings per Common Unit - diluted:
Numerator:
Net income	$19,221	$64,770	$119,221	$91,983
Net loss attributable to noncontrolling interests in consolidated affiliates	—	2	26	7
Distributions on Preferred Units	(586)	(621)	(1,207)	(1,242)
Net income available for common unitholders	$18,635	$64,151	$118,040	$90,748
Denominator:
Denominator for basic earnings per Common Unit – weighted average units (1)	109,567	107,738	109,496	107,644
Net income available for common unitholders	$0.17	$0.60	$1.08	$0.84
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Rental and other revenues:
Atlanta	$36,299	$36,614	$71,893	$73,057
Charlotte	21,910	22,264	43,966	43,981
Nashville	39,653	40,517	79,197	85,555
Orlando	14,544	14,804	28,840	29,580
Raleigh	44,815	42,628	89,309	87,806
Richmond	9,318	9,061	18,496	18,062
Tampa	21,174	24,436	43,886	49,015
Rental and other revenues for reportable segments	187,713	190,324	375,587	387,056
Other	12,887	14,414	25,396	28,957
Total rental and other revenues	200,600	204,738	400,983	416,013

Rental property and other expenses:
Atlanta	13,467	13,552	27,835	27,375
Charlotte	6,003	6,154	11,844	11,943
Nashville	11,017	10,032	22,374	23,764
Orlando	5,495	5,982	11,037	11,590
Raleigh	11,628	10,869	23,361	23,961
Richmond	2,605	2,719	5,608	5,403
Tampa	7,846	9,102	16,455	18,193
Rental property and other expenses for reportable segments	58,061	58,410	118,514	122,229
Other	5,594	6,149	10,175	12,765
Total rental property and other expenses	63,655	64,559	128,689	134,994

Net operating income:
Atlanta	22,832	23,062	44,058	45,682
Charlotte	15,907	16,110	32,122	32,038
Nashville	28,636	30,485	56,823	61,791
Orlando	9,049	8,822	17,803	17,990
Raleigh	33,187	31,759	65,948	63,845
Richmond	6,713	6,342	12,888	12,659
Tampa	13,328	15,334	27,431	30,822
Net operating income for reportable segments	129,652	131,914	257,073	264,827
Other	7,293	8,265	15,221	16,192
Total net operating income	$136,945	$140,179	$272,294	$281,019

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Reconciliation to net income:
Depreciation and amortization	$(74,679)	$(73,745)	$(146,084)	$(147,416)
General and administrative expenses	(10,319)	(9,357)	(22,776)	(21,856)
Interest expense	(37,665)	(35,904)	(74,307)	(72,456)
Other income	4,629	7,455	6,254	8,687
Gains on disposition of property	—	35,022	82,215	42,231
Equity in earnings of unconsolidated affiliates	310	1,120	1,625	1,774
Net income	$19,221	$64,770	$119,221	$91,983

13.    Subsequent Events

On July 24, 2025, the Company declared a cash dividend of $0.50 per share of Common Stock, which is payable on September 9, 2025 to stockholders of record as of August 18, 2025.

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
The key components affecting our rental and other revenues are average occupancy, rental rates, cost recovery income, new developments placed in service, acquisitions and dispositions. Average occupancy generally increases during times of improving economic growth, as our ability to lease space outpaces vacancies that occur upon the expirations of existing leases. Average occupancy generally declines during times of slower or negative economic growth, when new vacancies tend to outpace our ability to lease space. Asset acquisitions, dispositions and new developments placed in service directly impact our rental revenues and could impact our average occupancy, depending upon the occupancy rate of the properties that are acquired, sold or placed in service. Another indicator of the predictability of future revenues is the expected lease expirations of our portfolio. As a result, in addition to seeking to increase our average occupancy by leasing current vacant space, we also concentrate our leasing efforts on renewing existing leases prior to expiration. For more information regarding our lease expirations, see “Item 2. Properties – Lease Expirations” and “Item 1A. Risk Factors – Risks Related to our Operations. The continued social acceptance, desirability and perceived economic benefits of work-from-home arrangements could materially and negatively impact the future demand for office space over the long-term” in our 2024 Annual Report on Form 10-K. Occupancy in our office portfolio decreased from 87.1% as of December 31, 2024 to 85.6% as of June 30, 2025. We expect average occupancy in our office portfolio to range from 85.0% to 86.0% for the remainder of 2025.

Whether or not our rental revenue tracks average occupancy proportionally depends upon whether GAAP rents under signed new and renewal leases are higher or lower than the GAAP rents under expiring leases. Annualized rental revenues from second generation leases expiring during any particular year are typically less than 15% of our total annual rental revenues. The following table sets forth information regarding second generation office leases signed during the second quarter of 2025 (we define second generation office leases as leases with new customers and renewals of existing customers in both consolidated and unconsolidated office space that has been previously occupied and leases with respect to vacant space in acquired buildings):

	New	Renewal	All Office
Leased space (in rentable square feet)	370,734	548,941	919,675
Average term (in years - rentable square foot weighted)	8.4	4.1	5.8
Base rents (per rentable square foot) (1)	$39.92	$31.62	$34.96
Rent concessions (per rentable square foot) (1)	(1.77)	(1.03)	(1.33)
GAAP rents (per rentable square foot) (1)	$38.15	$30.59	$33.63
Tenant improvements (per rentable square foot) (1)	$6.12	$2.16	$3.76
Leasing commissions (per rentable square foot) (1)	$1.02	$0.70	$0.83
__________
(1)    Weighted average per rentable square foot on an annual basis over the lease term.

Annual combined GAAP rents for new and renewal leases signed in the second quarter were $33.63 per rentable square foot, 17.6% higher compared to previous leases in the same office spaces.

We strive to maintain a diverse, stable and creditworthy customer base. We have an internal guideline whereby customers that account for more than 3% of our revenues are periodically reviewed with the Company’s Board of Directors. As of June 30, 2025, only Bank of America (3.9%) and Asurion (3.5%) accounted for more than 3% of our annualized GAAP revenues.

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

Net Operating Income

Whether or not we record increasing net operating income (“NOI”) in our same property portfolio typically depends upon our ability to garner higher rental revenues, whether from higher average occupancy, higher GAAP rents per rentable square foot or higher cost recovery income, that exceed any corresponding growth in operating expenses. Consolidated same property NOI was $2.9 million, or 2.1%, lower in the second quarter of 2025 as compared to 2024 due to a decrease of $2.0 million in same property revenues and an increase of $0.9 million in same property expenses. We expect same property NOI to be lower for the remainder of 2025 as compared to 2024 primarily due to lower anticipated average occupancy.

In addition to the effect of consolidated same property NOI, whether or not NOI increases typically depends upon whether the NOI from our acquired properties and development properties placed in service exceeds the NOI from property dispositions. NOI was $3.2 million, or 2.3%, lower in the second quarter of 2025 as compared to 2024 primarily due to lower consolidated same property NOI and lost NOI from property dispositions, partially offset by NOI from the acquisition of Advance Auto Parts Tower in Raleigh. We expect NOI to be lower for the remainder of 2025 as compared to 2024 for similar reasons.

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

Liquidity and Capital Resources

We continue to maintain a conservative and flexible balance sheet and believe we have ample liquidity to fund our operations and growth prospects. As of July 22, 2025, we had approximately $32 million of existing cash and $137.0 million drawn on our $750.0 million revolving credit facility, which is scheduled to mature in January 2028 (but which can be extended for two additional six-month periods at our option). As of June 30, 2025, our leverage ratio, as measured by the ratio of our mortgages and notes payable and outstanding preferred stock to the undepreciated book value of our assets, was 42.5%, and there were 110.0 million diluted shares of Common Stock outstanding.

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

•issuance of equity securities by the Company or the Operating Partnership; and

•the disposition of non-core assets.

We have no debt scheduled to mature prior to 2027, except for our $200.0 million unsecured bank term loan that is scheduled to mature in May 2026. We generally believe we will be able to satisfy future obligations with existing cash, borrowings under our revolving credit facility, new bank term loans, issuance of other unsecured debt, mortgage debt and/or proceeds from the sale of additional non-core assets.

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

Results of Operations

Three Months Ended June 30, 2025 and 2024

Rental and Other Revenues

Rental and other revenues were $4.1 million, or 2.0%, lower in the second quarter of 2025 as compared to 2024 primarily due to lost revenue from property dispositions, lower consolidated same property revenues and lost revenue from properties taken out of service, which decreased rental and other revenues by $4.2 million, $2.0 million and $1.6 million, respectively. Same property rental and other revenues were lower primarily due to a decrease in average occupancy, partially offset by higher average GAAP rents per rentable square foot, lower credit losses and higher termination fee and parking income. These decreases were partially offset by a $4.0 million increase in revenue from the acquisition of Advance Auto Parts Tower in Raleigh. We expect rental and other revenues to be lower for the remainder of 2025 as compared to 2024 for similar reasons.

Operating Expenses

Rental property and other expenses were $0.9 million, or 1.4%, lower in the second quarter of 2025 as compared to 2024 primarily due to property dispositions and lower expenses from properties taken out of service, which decreased operating expenses by $1.7 million and $0.9 million, respectively. These decreases were partially offset by $0.9 million of higher consolidated same property expenses and $0.9 million of expenses from the acquisition of Advance Auto Parts Tower in Raleigh. Same property operating expenses were higher primarily due to higher taxes and contract services. We expect rental property and other expenses to be lower for the remainder of 2025 as compared to 2024 for similar reasons.

Depreciation and amortization expense was $0.9 million, or 1.3%, higher in the second quarter of 2025 as compared to 2024 primarily due to the acquisition of Advance Auto Parts Tower in Raleigh, partially offset by property dispositions. We expect depreciation and amortization to be relatively consistent for the remainder of 2025 as compared to 2024 as depreciation and amortization from the acquisition of Advance Auto Parts Tower in Raleigh is expected to be offset by property dispositions.

General and administrative expenses were $1.0 million, or 10.3%, higher in the second quarter of 2025 as compared to 2024 primarily due to higher predevelopment cost write-offs. We expect general and administrative expenses to be lower for the remainder of 2025 as compared to 2024 due to lower incentive compensation and lower predevelopment cost write-offs.
Interest Expense

Interest expense was $1.8 million, or 4.9%, higher in the second quarter of 2025 as compared to 2024 primarily due to higher average debt balances and lower capitalized interest, partially offset by lower average interest rates. We expect interest expense to be higher for the remainder of 2025 as compared to 2024 primarily for similar reasons.

Other Income

Other income was $2.8 million lower in the second quarter of 2025 as compared to 2024 primarily due to a 2024 refund of $5.8 million in the aggregate of Tennessee franchise taxes paid for the 2020 through 2023 tax years. During the second quarter of 2024, the State of Tennessee modified the methodology for calculating franchise taxes. The modification lowers our annual franchise tax obligation and was allowed to be applied retrospectively back to 2020. This decrease was partially offset by $3.0 million of proceeds received in 2025 from the Florida Department of Transportation for the impact of roadway improvements adjacent to a non-core property in Tampa.

Gains on Disposition of Property

Gains on disposition of property were $35.0 million lower in the second quarter of 2025 as compared to 2024. The second quarter 2024 gains related to building dispositions in Raleigh.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $0.8 million lower in the second quarter of 2025 as compared to 2024 primarily due to higher net losses from our 23Springs and Granite Park Six joint ventures, which own newly constructed buildings that were completed in the first quarter of 2025 and the third quarter of 2023, respectively, but have not yet stabilized. These decreases were partially offset by lower interest expense from our McKinney & Olive joint venture due to the payoff of a mortgage loan in the third quarter of 2024.

Earnings Per Common Share - Diluted

Diluted earnings per common share was $0.42 lower in the second quarter of 2025 as compared to 2024 due to a decrease in net income for the reasons discussed above.

Six Months Ended June 30, 2025 and 2024

Rental and Other Revenues

Rental and other revenues were $15.0 million, or 3.6%, lower in the first six months of 2025 as compared to 2024 primarily due to lost revenue from property dispositions, lower consolidated same property revenues and lost revenue from properties taken out of service, which decreased rental and other revenues by $9.0 million, $8.1 million and $2.8 million, respectively. Same property rental and other revenues were lower primarily due to a decrease in average occupancy and lower cost recoveries, partially offset by higher average GAAP rents per rentable square foot and higher termination fee and parking income. These decreases were partially offset by a $4.6 million increase in revenue from the acquisition of Advance Auto Parts Tower in Raleigh.

Operating Expenses

Rental property and other expenses were $6.3 million, or 4.7%, lower in the first six months of 2025 as compared to 2024 primarily due to property dispositions, lower consolidated same property expenses and lower expenses from properties taken out of service, which decreased operating expenses by $3.6 million, $2.1 million and $1.5 million, respectively. Same property operating expenses were lower primarily due to lower property taxes, partially offset by higher utilities, contract services and repairs and maintenance. These decreases were partially offset by a $1.1 million increase in expenses from the acquisition of Advance Auto Parts Tower in Raleigh.

Depreciation and amortization expense was $1.3 million, or 0.9%, lower in the first six months of 2025 as compared to 2024 primarily due to property dispositions, partially offset by the acquisition of Advance Auto Parts Tower in Raleigh.

General and administrative expenses were $0.9 million, or 4.2%, higher in the first six months of 2025 as compared to 2024 primarily due to higher predevelopment cost write-offs.

Interest Expense

Interest expense was $1.9 million, or 2.6%, higher in the first six months of 2025 as compared to 2024 primarily due to higher average debt balances and lower capitalized interest, partially offset by lower average interest rates.

Other Income

Other income was $2.4 million lower in the first six months of 2025 as compared to 2024 primarily due to a 2024 refund of $5.8 million in the aggregate of Tennessee franchise taxes paid for the 2020 through 2023 tax years. During the second quarter of 2024, the State of Tennessee modified the methodology for calculating franchise taxes. The modification lowers our annual franchise tax obligation and was allowed to be applied retrospectively back to 2020. This decrease was partially offset by $3.0 million of proceeds received in 2025 from the Florida Department of Transportation for the impact of roadway improvements adjacent to a non-core property in Tampa and higher interest income from seller financing and loans provided to the 2827 Peachtree and Midtown East joint ventures.

Gains on Disposition of Property

Gains on disposition of property were $40.0 million higher in the first six months of 2025 as compared to 2024. The 2025 gains primarily related to building dispositions in Tampa. The 2024 gains related to building dispositions in Raleigh.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $0.1 million lower in the first six months of 2025 as compared to 2024 primarily due to higher net losses from our 23Springs and Granite Park Six joint ventures, which own newly constructed buildings that were completed in the first quarter of 2025 and the third quarter of 2023, respectively, but have not yet stabilized. These decreases were partially offset by lower interest expense from our McKinney & Olive joint venture due to the payoff of a mortgage loan in the third quarter of 2024.

Earnings Per Common Share - Diluted

Diluted earnings per common share was $0.23 higher in the first six months of 2025 as compared to 2024 due to an increase in net income for the reasons discussed above.

Liquidity and Capital Resources

Statements of Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in the Company’s cash flows (in thousands):

	Six Months Ended June 30,
	2025	2024	Change
Net cash provided by operating activities	$162,855	$202,365	$(39,510)
Net cash used in investing activities	(82,156)	(55,960)	(26,196)
Net cash used in financing activities	(74,368)	(141,169)	66,801
Total cash flows	$6,331	$5,236	$1,095

The change in net cash provided by operating activities in the first six months of 2025 as compared to 2024 was primarily due to changes in operating liabilities, lower occupancy and property dispositions. We expect net cash related to operating activities to be lower for the remainder of 2025 as compared to 2024 primarily due to lower anticipated occupancy and property dispositions, partially offset by net cash from the acquisition of Advance Auto Parts Tower in Raleigh.

The change in net cash used in investing activities in the first six months of 2025 as compared to 2024 was primarily due to the acquisition of Advance Auto Parts Tower in 2025, partially offset by lower investments in unconsolidated affiliates and higher net proceeds from dispositions. We expect uses of cash for investing activities for the remainder of 2025 to be primarily driven by whether we acquire or commence development of additional office buildings in the BBDs of our markets. We expect these uses of cash for investing activities will be partially offset by proceeds from property dispositions in 2025.

The change in net cash used in financing activities in the first six months of 2025 as compared to 2024 was primarily due to higher net debt borrowings. Assuming the net effect of our acquisition, disposition and development activity in 2025 results in an increase to our assets, we would expect outstanding debt and/or Common Stock balances to increase.

Capitalization

The following table sets forth the Company’s capitalization (in thousands, except per share amounts):

	June 30, 2025	December 31, 2024
Mortgages and notes payable, net, at recorded book value	$3,334,385	$3,293,559
Preferred Stock, at liquidation value	$26,716	$28,811
Common Stock outstanding	107,887	107,624
Common Units outstanding (not owned by the Company)	2,151	2,151
Per share stock price at period end	$31.09	$30.58
Market value of Common Stock and Common Units	$3,421,081	$3,356,920
Total capitalization	$6,782,182	$6,679,290

As of June 30, 2025, our mortgages and notes payable and outstanding preferred stock represented 49.6% of our total capitalization and 42.5% of the undepreciated book value of our assets. See also “Executive Summary - Liquidity and Capital Resources.”

Our mortgages and notes payable as of June 30, 2025 consisted of $707.6 million of secured indebtedness with a weighted average interest rate of 4.44% and $2,639.6 million of unsecured indebtedness with a weighted average interest rate of 4.46%. The secured indebtedness was collateralized by real estate assets with an undepreciated book value of $1,240.4 million. As of June 30, 2025, $497.0 million of our debt bears interest at floating rates.

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

Financing Activity

We have equity distribution agreements with each of Wells Fargo Securities, LLC, BofA Securities, Inc., BTIG, LLC, Jefferies LLC, J.P. Morgan Securities LLC, TD Securities (USA) LLC and Truist Securities, Inc. pursuant to which the Company may offer and sell up to $300.0 million in aggregate gross sales price of shares of Common Stock from time to time through such firms, acting as agents of the Company or as principals. Sales of the shares, if any, may be made by means of ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices or as otherwise agreed with any of such firms (which may include block trades). During the second quarter of 2025, the Company issued 44,819 shares of common stock at an average gross sales price of $31.64 per share and received net proceeds, after sales commissions, of $1.4 million. We paid less than $0.1 million in sales commissions to TD Securities (USA) LLC during the second quarter of 2025.

Our $750.0 million unsecured revolving credit facility is scheduled to mature in January 2028 (but can be extended for two additional six-month periods at our option assuming no defaults have occurred). The interest rate on our revolving credit facility is SOFR plus a related spread adjustment of 10 basis points and a borrowing spread of 85 basis points, based on current credit ratings. The annual facility fee is 20 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody’s Investors Service or Standard & Poor’s Ratings Services. The interest rate may be adjusted upward or downward by 2.5 basis points depending upon whether or not we achieve certain pre-determined sustainability goals with respect to the ongoing reduction of greenhouse gas emissions. There was $147.0 million and $137.0 million outstanding under our revolving credit facility as of June 30, 2025 and July 22, 2025, respectively. As of both June 30, 2025 and July 22, 2025, we had $0.1 million of outstanding letters of credit, which reduce the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility as of June 30, 2025 and July 22, 2025 was $602.9 million and $612.9 million, respectively.

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

On July 24, 2025, the Company declared a cash dividend of $0.50 per share of Common Stock, which is payable on September 9, 2025 to stockholders of record as of August 18, 2025.

During the second quarter of 2025, the Company declared and paid a cash dividend of $0.50 per share of Common Stock.

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

We had $21.2 million of cash and cash equivalents as of June 30, 2025. The unused capacity of our revolving credit facility as of June 30, 2025 and July 22, 2025 was $602.9 million and $612.9 million, respectively.

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

See also “Executive Summary - Liquidity and Capital Resources.”

Critical Accounting Estimates

There were no changes made by management to the critical accounting policies in the six months ended June 30, 2025. For a description of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our 2024 Annual Report on Form 10-K.

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

The following table sets forth the Company’s FFO, FFO available for common stockholders and FFO available for common stockholders per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Funds from operations:
Net income	$19,221	$64,770	$119,221	$91,983
Net loss attributable to noncontrolling interests in consolidated affiliates	—	2	26	7
Depreciation and amortization of real estate assets	73,997	73,056	144,724	146,039
Gains on disposition of depreciable properties	—	(35,022)	(82,337)	(42,231)
Unconsolidated affiliates:
Depreciation and amortization of real estate assets	5,053	3,761	8,944	7,342
Funds from operations	98,271	106,567	190,578	203,140
Dividends on Preferred Stock	(586)	(621)	(1,207)	(1,242)
Funds from operations available for common stockholders	$97,685	$105,946	$189,371	$201,898
Funds from operations available for common stockholders per share	$0.89	$0.98	$1.72	$1.87
Weighted average shares outstanding (1)	109,976	108,147	109,905	108,053
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

As of June 30, 2025, our same property portfolio consisted of 147 wholly owned and joint venture in-service properties encompassing 26.2 million rentable square feet that were owned during the entirety of the periods presented (from January 1, 2024 to June 30, 2025). As of December 31, 2024, our same property portfolio consisted of 152 wholly owned and joint venture in-service properties encompassing 27.2 million rentable square feet that were owned during the entirety of the periods presented (from January 1, 2023 to December 31, 2024). The change in our same property portfolio was due to the removal of three properties encompassing 0.6 million rentable square feet that were sold during 2025 and two properties encompassing 0.4 million rentable square feet that were taken out of service during 2025.

The following table sets forth the Company’s NOI, same property NOI and same property cash NOI (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$19,221	$64,770	$119,221	$91,983
Equity in earnings of unconsolidated affiliates	(310)	(1,120)	(1,625)	(1,774)
Gains on disposition of property	—	(35,022)	(82,215)	(42,231)
Other income	(4,629)	(7,455)	(6,254)	(8,687)
Interest expense	37,665	35,904	74,307	72,456
General and administrative expenses	10,319	9,357	22,776	21,856
Depreciation and amortization	74,679	73,745	146,084	147,416
Net operating income	136,945	140,179	272,294	281,019
Our share of unconsolidated joint venture same property net operating income	4,570	4,680	9,425	9,177
Partner's share of consolidated joint venture same property net operating income	(287)	(284)	(546)	(565)
Non same property and other net operating income	(3,290)	(3,635)	(5,177)	(7,856)
Same property net operating income	$137,938	$140,940	$275,996	$281,775

Same property net operating income	$137,938	$140,940	$275,996	$281,775
Lease termination fees, straight-line rent and other non-cash adjustments	(4,273)	(3,950)	(10,363)	(8,344)
Same property cash net operating income	$133,665	$136,990	$265,633	$273,431

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our market risk as of December 31, 2024, see “Quantitative and Qualitative Disclosures About Market Risk” in our 2024 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

SEC rules require us to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our annual and periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow for timely decisions regarding required disclosure. The Company’s CEO and CFO have concluded that the disclosure controls and procedures of the Company and the Operating Partnership were each effective as of June 30, 2025.

SEC rules also require us to establish and maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in internal control over financial reporting during the three months ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were also no changes in internal control over financial reporting during the three months ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information related to shares of Common Stock surrendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock during the second quarter of 2025:

	Total Number of Shares Purchased	Weighted Average Price Paid per Share
April 1 to April 30	19	$29.64
May 1 to May 31	—	—
June 1 to June 30	—	—
Total	19	$29.64

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	2025 Long-Term Equity Incentive Plan (filed as part of the Company's Current Report on Form 8-K dated May 13, 2025)
31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Company
31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Company
31.3	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Operating Partnership
31.4	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Operating Partnership
32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Company
32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Company
32.3	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Operating Partnership
32.4	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Operating Partnership
101.INS	Inline XBRL Instance Document (the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: July 29, 2025