Form 10-Q
period 2025-09-30
HIGHWOODS PROPERTIES, INC.; HIGHWOODS REALTY LTD PARTNERSHIP
filed 2025-10-28
CIK 921082, 941713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 2025
or

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

The Company had 109,893,942 shares of Common Stock outstanding as of October 21, 2025.

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

Certain information contained herein is presented as of October 21, 2025, the latest practicable date for financial information prior to the filing of this Quarterly Report.

This report combines the Quarterly Reports on Form 10-Q for the period ended September 30, 2025 of the Company and the Operating Partnership. We believe combining the quarterly reports into this single report results in the following benefits:

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

•Consolidated Financial Statements;

•Note 11 to Consolidated Financial Statements - Earnings Per Share and Per Unit;

•Item 4 - Controls and Procedures; and

•Item 6 - Certifications of CEO and CFO Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2025

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HIGHWOODS PROPERTIES, INC.
Consolidated Balance Sheets
(Unaudited and in thousands, except share and per share data)

	September 30, 2025	December 31, 2024
Assets:
Real estate assets, at cost:
Land	$594,825	$570,286
Buildings and tenant improvements	6,017,574	5,826,603
Development in-process	3,657	—
Land held for development	214,467	221,048
	6,830,523	6,617,937
Less-accumulated depreciation	(1,883,882)	(1,796,586)
Net real estate assets	4,946,641	4,821,351
Real estate and other assets, net, held for sale	10,490	55,409
Cash and cash equivalents	26,262	22,412
Restricted cash	15,481	11,265
Accounts receivable	30,344	28,287
Mortgages and notes receivable	6,211	11,064
Accrued straight-line rents receivable	317,072	308,853
Investments in and advances to unconsolidated affiliates	497,002	485,726
Deferred leasing costs, net of accumulated amortization of $165,547 and $170,312, respectively	225,307	209,967
Prepaid expenses and other assets, net of accumulated depreciation of $23,897 and $20,626, respectively	64,683	75,021
Total Assets	$6,139,493	$6,029,355
Liabilities, Noncontrolling Interests in the Operating Partnership and Equity:
Mortgages and notes payable, net	$3,404,707	$3,293,559
Accounts payable, accrued expenses and other liabilities	283,905	304,551
Total Liabilities	3,688,612	3,598,110
Commitments and contingencies
Noncontrolling interests in the Operating Partnership	65,042	65,791
Equity:
Preferred Stock, $.01 par value, 50,000,000 authorized shares;
8.625% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 26,691 and 28,811 shares issued and outstanding, respectively	26,691	28,811
Common Stock, $.01 par value, 200,000,000 authorized shares;
109,553,557 and 107,623,777 shares issued and outstanding, respectively	1,096	1,076
Additional paid-in capital	3,200,251	3,144,130
Distributions in excess of net income available for common stockholders	(843,790)	(810,608)
Accumulated other comprehensive loss	(2,432)	(2,246)
Total Stockholders’ Equity	2,381,816	2,361,163
Noncontrolling interests in consolidated affiliates	4,023	4,291
Total Equity	2,385,839	2,365,454
Total Liabilities, Noncontrolling Interests in the Operating Partnership and Equity	$6,139,493	$6,029,355

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Income
(Unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Rental and other revenues	$201,773	$204,323	$602,756	$620,336
Operating expenses:
Rental property and other expenses	65,923	65,706	194,612	200,700
Depreciation and amortization	73,898	79,116	219,982	226,532
Impairments of real estate assets	8,800	—	8,800	—
General and administrative	8,995	9,898	31,771	31,754
Total operating expenses	157,616	154,720	455,165	458,986
Interest expense	38,475	37,472	112,782	109,928
Other income	1,753	1,872	8,007	10,559
Gains on disposition of property	5,674	350	87,889	42,581
Equity in earnings of unconsolidated affiliates	598	1,116	2,223	2,890
Net income	13,707	15,469	132,928	107,452
Net (income) attributable to noncontrolling interests in the Operating Partnership	(256)	(297)	(2,577)	(2,111)
Net loss attributable to noncontrolling interests in consolidated affiliates	2	8	28	15
Dividends on Preferred Stock	(576)	(622)	(1,783)	(1,864)
Net income available for common stockholders	$12,877	$14,558	$128,596	$103,492
Earnings per Common Share – basic:
Net income available for common stockholders	$0.12	$0.14	$1.19	$0.98
Weighted average Common Shares outstanding – basic	108,403	106,010	107,973	105,937
Earnings per Common Share – diluted:
Net income available for common stockholders	$0.12	$0.14	$1.19	$0.98
Weighted average Common Shares outstanding – diluted	110,522	108,161	110,113	108,089

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Comprehensive income:
Net income	$13,707	$15,469	$132,928	$107,452
Other comprehensive loss:
Amortization of cash flow hedges	(62)	(63)	(186)	(187)
Total other comprehensive loss	(62)	(63)	(186)	(187)
Total comprehensive income	13,645	15,406	132,742	107,265
Less-comprehensive (income) attributable to noncontrolling interests	(254)	(289)	(2,549)	(2,096)
Comprehensive income attributable to common stockholders	$13,391	$15,117	$130,193	$105,169

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Equity
(Unaudited and in thousands, except share amounts)

	Three Months Ended September 30, 2025
	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance as of June 30, 2025	107,886,915	$1,079	$26,716	$3,149,335	$(2,370)	$4,105	$(802,627)	$2,376,238
Issuances of Common Stock, net of issuance costs and tax withholdings	1,559,598	17	—	48,731	—	—	—	48,748
Conversions of Common Units to Common Stock	107,044			3,329				3,329
Dividends on Common Stock ($0.50 per share)		—	—	—	—	—	(54,040)	(54,040)
Dividends on Preferred Stock ($21.5625 per share)		—	—	—	—	—	(576)	(576)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	(2,313)	—	—	—	(2,313)
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(80)	—	(80)
Redemptions/repurchases of Preferred Stock			(25)					(25)
Share-based compensation expense, net of forfeitures	—	—	—	1,169	—	—	—	1,169
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(256)	(256)
Net loss attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	(2)	2	—
Comprehensive income:
Net income		—	—	—	—	—	13,707	13,707
Other comprehensive loss		—	—	—	(62)	—	—	(62)
Total comprehensive income								13,645
Balance as of September 30, 2025	109,553,557	$1,096	$26,691	$3,200,251	$(2,432)	$4,023	$(843,790)	$2,385,839

	Nine Months Ended September 30, 2025
	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2024	107,623,777	$1,076	$28,811	$3,144,130	$(2,246)	$4,291	$(810,608)	$2,365,454
Issuances of Common Stock, net of issuance costs and tax withholdings	1,561,056	17	—	48,589	—	—	—	48,606
Conversions of Common Units to Common Stock	107,044			3,329				3,329
Dividends on Common Stock ($1.50 per share)		—	—	—	—	—	(161,778)	(161,778)
Dividends on Preferred Stock ($64.6875 per share)		—	—	—	—	—	(1,783)	(1,783)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	(3,240)	—	—	—	(3,240)
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(240)	—	(240)
Issuances of restricted stock	261,680	—	—	—	—	—	—	—
Redemptions/repurchases of Preferred Stock		—	(2,120)					(2,120)
Share-based compensation expense, net of forfeitures	—	3	—	7,443	—	—	—	7,446
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(2,577)	(2,577)
Net loss attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	(28)	28	—
Comprehensive income:
Net income		—	—	—	—	—	132,928	132,928
Other comprehensive loss		—	—	—	(186)	—	—	(186)
Total comprehensive income								132,742
Balance as of September 30, 2025	109,553,557	$1,096	$26,691	$3,200,251	$(2,432)	$4,023	$(843,790)	$2,385,839

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

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2025	2024
Operating activities:
Net income	$132,928	$107,452
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	219,982	226,532
Amortization of lease incentives and acquisition-related intangible assets and liabilities	1,791	866
Share-based compensation expense	7,446	7,001
Net credit losses/(reversals) on operating lease receivables	(776)	1,831
Accrued interest on mortgages and notes receivable	(877)	(321)
Amortization of debt issuance costs	4,276	4,214
Amortization of cash flow hedges	(186)	(187)
Amortization of mortgages and notes payable fair value adjustments	84	84
Impairments of real estate assets	8,800	—
Losses on debt extinguishment	144	173
Net gains on disposition of property	(87,889)	(42,581)
Equity in earnings of unconsolidated affiliates	(2,223)	(2,890)
Distributions of earnings from unconsolidated affiliates	5,277	4,282
Changes in operating assets and liabilities:
Accounts receivable	621	1,162
Prepaid expenses and other assets	(1,102)	(961)
Accrued straight-line rents receivable	(9,510)	(7,735)
Accounts payable, accrued expenses and other liabilities	(19,263)	936
Net cash provided by operating activities	259,523	299,858
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	(248,017)	—
Investments in development in-process	(1,967)	(4,149)
Investments in tenant improvements and deferred leasing costs	(110,065)	(102,791)
Investments in building improvements	(30,760)	(27,827)
Net proceeds from disposition of real estate assets	153,586	81,659
Distributions of capital from unconsolidated affiliates	6,288	6,254
Investments in mortgages and notes receivable	(1,577)	(6,229)
Repayments of mortgages and notes receivable	6,350	47
Investments in and advances to unconsolidated affiliates	(21,576)	(147,452)
Changes in earnest money deposits	10,000	—
Changes in other investing activities	(1,616)	(4,475)
Net cash used in investing activities	(239,354)	(204,963)
Financing activities:
Dividends on Common Stock	(161,778)	(158,876)
Redemptions/repurchases of Preferred Stock	(2,120)	—
Redemptions of Common Units	(10)	—
Dividends on Preferred Stock	(1,783)	(1,864)
Distributions to noncontrolling interests in the Operating Partnership	(3,227)	(3,227)
Distributions to noncontrolling interests in consolidated affiliates	(240)	(300)
Proceeds from the issuance of Common Stock	51,819	1,094
Costs paid for the issuance of Common Stock	(1,204)	—
Repurchase of shares related to tax withholdings	(2,009)	(1,437)
Borrowings on revolving credit facility	390,000	228,000
Repayments of revolving credit facility	(274,000)	(143,000)
Borrowings on mortgages and notes payable	31,600	—
Repayments of mortgages and notes payable	(37,157)	(5,238)
Payments for debt issuance costs and other financing activities	(1,994)	(7,683)
Net cash used in financing activities	(12,103)	(92,531)
Net increase in cash and cash equivalents and restricted cash	$8,066	$2,364
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows – Continued
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2025	2024
Net increase in cash and cash equivalents and restricted cash	$8,066	$2,364
Cash and cash equivalents and restricted cash at beginning of the period	33,677	31,569
Cash and cash equivalents and restricted cash at end of the period	$41,743	$33,933

Reconciliation of cash and cash equivalents and restricted cash:

	Nine Months Ended September 30,
	2025	2024
Cash and cash equivalents at end of the period	$26,262	$23,650
Restricted cash at end of the period	15,481	10,283
Cash and cash equivalents and restricted cash at end of the period	$41,743	$33,933

Supplemental disclosure of cash flow information:

	Nine Months Ended September 30,
	2025	2024
Cash paid for interest, net of amounts capitalized	$123,314	$112,667

Supplemental disclosure of non-cash investing and financing activities:

	Nine Months Ended September 30,
	2025	2024
Conversions of Common Units to Common Stock	$3,329	$132
Changes in accrued capital expenditures (1)	$(2,105)	$(4,273)
Write-off of fully depreciated real estate assets	$71,956	$79,956
Write-off of fully amortized leasing costs	$35,962	$37,032
Write-off of fully amortized debt issuance costs	$1,388	$4,083
Adjustment of noncontrolling interests in the Operating Partnership to fair value	$3,240	$23,822
__________

(1)Accrued capital expenditures included in accounts payable, accrued expenses and other liabilities as of September 30, 2025 and 2024 were $50.8 million and $51.3 million, respectively.

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Balance Sheets
(Unaudited and in thousands, except unit and per unit data)

	September 30, 2025	December 31, 2024
Assets:
Real estate assets, at cost:
Land	$594,825	$570,286
Buildings and tenant improvements	6,017,574	5,826,603
Development in-process	3,657	—
Land held for development	214,467	221,048
	6,830,523	6,617,937
Less-accumulated depreciation	(1,883,882)	(1,796,586)
Net real estate assets	4,946,641	4,821,351
Real estate and other assets, net, held for sale	10,490	55,409
Cash and cash equivalents	26,262	22,412
Restricted cash	15,481	11,265
Accounts receivable	30,344	28,287
Mortgages and notes receivable	6,211	11,064
Accrued straight-line rents receivable	317,072	308,853
Investments in and advances to unconsolidated affiliates	497,002	485,726
Deferred leasing costs, net of accumulated amortization of $165,547 and $170,312, respectively	225,307	209,967
Prepaid expenses and other assets, net of accumulated depreciation of $23,897 and $20,626, respectively	64,683	75,021
Total Assets	$6,139,493	$6,029,355
Liabilities, Redeemable Operating Partnership Units and Capital:
Mortgages and notes payable, net	$3,404,707	$3,293,559
Accounts payable, accrued expenses and other liabilities	283,905	304,551
Total Liabilities	3,688,612	3,598,110
Commitments and contingencies
Redeemable Operating Partnership Units:
Common Units, 2,044,053 and 2,151,423 outstanding, respectively	65,042	65,791
Series A Preferred Units (liquidation preference $1,000 per unit), 26,691 and 28,811 units issued and outstanding, respectively	26,691	28,811
Total Redeemable Operating Partnership Units	91,733	94,602
Capital:
Common Units:
General partner Common Units, 1,111,888 and 1,093,664 outstanding, respectively	23,573	23,345
Limited partner Common Units, 108,032,860 and 106,121,304 outstanding, respectively	2,333,984	2,311,253
Accumulated other comprehensive loss	(2,432)	(2,246)
Noncontrolling interests in consolidated affiliates	4,023	4,291
Total Capital	2,359,148	2,336,643
Total Liabilities, Redeemable Operating Partnership Units and Capital	$6,139,493	$6,029,355

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Income
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Rental and other revenues	$201,773	$204,323	$602,756	$620,336
Operating expenses:
Rental property and other expenses	65,923	65,706	194,612	200,700
Depreciation and amortization	73,898	79,116	219,982	226,532
Impairments of real estate assets	8,800	—	8,800	—
General and administrative	8,995	9,898	31,771	31,754
Total operating expenses	157,616	154,720	455,165	458,986
Interest expense	38,475	37,472	112,782	109,928
Other income	1,753	1,872	8,007	10,559
Gains on disposition of property	5,674	350	87,889	42,581
Equity in earnings of unconsolidated affiliates	598	1,116	2,223	2,890
Net income	13,707	15,469	132,928	107,452
Net loss attributable to noncontrolling interests in consolidated affiliates	2	8	28	15
Distributions on Preferred Units	(576)	(622)	(1,783)	(1,864)
Net income available for common unitholders	$13,133	$14,855	$131,173	$105,603
Earnings per Common Unit – basic:
Net income available for common unitholders	$0.12	$0.14	$1.20	$0.98
Weighted average Common Units outstanding – basic	110,113	107,752	109,704	107,680
Earnings per Common Unit – diluted:
Net income available for common unitholders	$0.12	$0.14	$1.20	$0.98
Weighted average Common Units outstanding – diluted	110,113	107,752	109,704	107,680

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Comprehensive income:
Net income	$13,707	$15,469	$132,928	$107,452
Other comprehensive loss:
Amortization of cash flow hedges	(62)	(63)	(186)	(187)
Total other comprehensive loss	(62)	(63)	(186)	(187)
Total comprehensive income	13,645	15,406	132,742	107,265
Net loss attributable to noncontrolling interests in consolidated affiliates	2	8	28	15
Comprehensive income attributable to common unitholders	$13,647	$15,414	$132,770	$107,280

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Capital
(Unaudited and in thousands)

	Three Months Ended September 30, 2025
	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance as of June 30, 2025	$23,477	$2,324,310	$(2,370)	$4,105	2,349,522
Issuances of Common Units, net of issuance costs and tax withholdings	487	48,261	—	—	48,748
Distributions on Common Units ($0.50 per unit)	(549)	(54,362)	—	—	(54,911)
Distributions on Preferred Units ($21.5625 per unit)	(6)	(570)	—	—	(576)
Share-based compensation expense, net of forfeitures	11	1,158	—	—	1,169
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(80)	(80)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	16	1,615	—	—	1,631
Net loss attributable to noncontrolling interests in consolidated affiliates	—	2	—	(2)	—
Comprehensive income:
Net income	137	13,570	—	—	13,707
Other comprehensive loss	—	—	(62)	—	(62)
Total comprehensive income					13,645
Balance as of September 30, 2025	23,573	2,333,984	(2,432)	4,023	$2,359,148

	Nine Months Ended September 30, 2025
	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2024	$23,345	$2,311,253	$(2,246)	$4,291	$2,336,643
Issuances of Common Units, net of issuance costs and tax withholdings	486	48,120	—	—	48,606
Redemptions of Common Units	—	(10)	—	—	(10)
Distributions on Common Units ($1.50 per unit)	(1,644)	(162,747)	—	—	(164,391)
Distributions on Preferred Units ($64.6875 per unit)	(18)	(1,765)	—	—	(1,783)
Share-based compensation expense, net of forfeitures	74	7,372	—	—	7,446
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(240)	(240)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	1	134	—	—	135
Net loss attributable to noncontrolling interests in consolidated affiliates	—	28	—	(28)	—
Comprehensive income:
Net income	1,329	131,599	—	—	132,928
Other comprehensive loss	—	—	(186)	—	(186)
Total comprehensive income					132,742
Balance as of September 30, 2025	$23,573	$2,333,984	$(2,432)	$4,023	$2,359,148

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Capital - Continued
(Unaudited and in thousands)

	Three Months Ended September 30, 2024
	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance as of June 30, 2024	$23,875	$2,363,610	$(2,121)	$4,618	$2,389,982
Issuances of Common Units, net of issuance costs and tax withholdings	4	338	—	—	342
Distributions on Common Units ($0.50 per unit)	(539)	(53,338)	—	—	(53,877)
Distributions on Preferred Units ($21.5625 per unit)	(7)	(615)	—	—	(622)
Share-based compensation expense, net of forfeitures	10	1,033	—	—	1,043
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(200)	(200)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	(158)	(15,623)	—	—	(15,781)
Net loss attributable to noncontrolling interests in consolidated affiliates	—	8	—	(8)	—
Comprehensive income:
Net income	155	15,314	—	—	15,469
Other comprehensive loss	—	—	(63)	—	(63)
Total comprehensive income					15,406
Balance as of September 30, 2024	$23,340	$2,310,727	$(2,184)	$4,410	$2,336,293

	Nine Months Ended September 30, 2024
	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2023	$24,064	$2,382,419	$(1,997)	$4,725	$2,409,211
Issuances of Common Units, net of issuance costs and tax withholdings	(3)	(340)	—	—	(343)
Distributions on Common Units ($1.50 per unit)	(1,615)	(159,874)	—	—	(161,489)
Distributions on Preferred Units ($64.6875 per unit)	(19)	(1,845)	—	—	(1,864)
Share-based compensation expense, net of forfeitures	70	6,931	—	—	7,001
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(300)	(300)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	(232)	(22,956)	—	—	(23,188)
Net loss attributable to noncontrolling interests in consolidated affiliates	—	15		(15)	—
Comprehensive income:
Net income	1,075	106,377	—	—	107,452
Other comprehensive loss	—	—	(187)	—	(187)
Total comprehensive income					107,265
Balance as of September 30, 2024	$23,340	$2,310,727	$(2,184)	$4,410	$2,336,293

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2025	2024
Operating activities:
Net income	$132,928	$107,452
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	219,982	226,532
Amortization of lease incentives and acquisition-related intangible assets and liabilities	1,791	866
Share-based compensation expense	7,446	7,001
Net credit losses/(reversals) on operating lease receivables	(776)	1,831
Accrued interest on mortgages and notes receivable	(877)	(321)
Amortization of debt issuance costs	4,276	4,214
Amortization of cash flow hedges	(186)	(187)
Amortization of mortgages and notes payable fair value adjustments	84	84
Impairments of real estate assets	8,800	—
Losses on debt extinguishment	144	173
Net gains on disposition of property	(87,889)	(42,581)
Equity in earnings of unconsolidated affiliates	(2,223)	(2,890)
Distributions of earnings from unconsolidated affiliates	5,277	4,282
Changes in operating assets and liabilities:
Accounts receivable	621	1,162
Prepaid expenses and other assets	(1,102)	(961)
Accrued straight-line rents receivable	(9,510)	(7,735)
Accounts payable, accrued expenses and other liabilities	(19,263)	936
Net cash provided by operating activities	259,523	299,858
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	(248,017)	—
Investments in development in-process	(1,967)	(4,149)
Investments in tenant improvements and deferred leasing costs	(110,065)	(102,791)
Investments in building improvements	(30,760)	(27,827)
Net proceeds from disposition of real estate assets	153,586	81,659
Distributions of capital from unconsolidated affiliates	6,288	6,254
Investments in mortgages and notes receivable	(1,577)	(6,229)
Repayments of mortgages and notes receivable	6,350	47
Investments in and advances to unconsolidated affiliates	(21,576)	(147,452)
Changes in earnest money deposits	10,000	—
Changes in other investing activities	(1,616)	(4,475)
Net cash used in investing activities	(239,354)	(204,963)
Financing activities:
Distributions on Common Units	(164,391)	(161,489)
Redemptions/repurchases of Preferred Units	(2,120)	—
Redemptions of Common Units	(10)	—
Distributions on Preferred Units	(1,783)	(1,864)
Distributions to noncontrolling interests in consolidated affiliates	(240)	(300)
Proceeds from the issuance of Common Units	51,819	1,094
Costs paid for the issuance of Common Units	(1,204)	—
Repurchase of units related to tax withholdings	(2,009)	(1,437)
Borrowings on revolving credit facility	390,000	228,000
Repayments of revolving credit facility	(274,000)	(143,000)
Borrowings on mortgages and notes payable	31,600	—
Repayments of mortgages and notes payable	(37,157)	(5,238)
Payments for debt issuance costs and other financing activities	(2,608)	(8,297)
Net cash used in financing activities	(12,103)	(92,531)
Net increase in cash and cash equivalents and restricted cash	$8,066	$2,364
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows - Continued
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2025	2024
Net increase in cash and cash equivalents and restricted cash	$8,066	$2,364
Cash and cash equivalents and restricted cash at beginning of the period	33,677	31,569
Cash and cash equivalents and restricted cash at end of the period	$41,743	$33,933

Reconciliation of cash and cash equivalents and restricted cash:

	Nine Months Ended September 30,
	2025	2024
Cash and cash equivalents at end of the period	$26,262	$23,650
Restricted cash at end of the period	15,481	10,283
Cash and cash equivalents and restricted cash at end of the period	$41,743	$33,933

Supplemental disclosure of cash flow information:

	Nine Months Ended September 30,
	2025	2024
Cash paid for interest, net of amounts capitalized	$123,314	$112,667

Supplemental disclosure of non-cash investing and financing activities:

	Nine Months Ended September 30,
	2025	2024
Changes in accrued capital expenditures (1)	$(2,105)	$(4,273)
Write-off of fully depreciated real estate assets	$71,956	$79,956
Write-off of fully amortized leasing costs	$35,962	$37,032
Write-off of fully amortized debt issuance costs	$1,388	$4,083
Adjustment of Redeemable Common Units to fair value	$(749)	$22,574
__________

(1)Accrued capital expenditures included in accounts payable, accrued expenses and other liabilities as of September 30, 2025 and 2024 were $50.8 million and $51.3 million, respectively.

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(tabular dollar amounts in thousands, except per share and per unit data)
(Unaudited)

1.    Description of Business and Significant Accounting Policies

Description of Business

Highwoods Properties, Inc. (the “Company”) is a fully integrated office real estate investment trust (“REIT”) that owns, develops, acquires, leases and manages properties primarily in the best business districts of Atlanta, Charlotte, Dallas, Nashville, Orlando, Raleigh, Richmond and Tampa. The Company conducts its activities through Highwoods Realty Limited Partnership (the “Operating Partnership”). As of September 30, 2025, we owned or had an interest in 27.2 million rentable square feet of in-service properties, 1.4 million rentable square feet of office properties under development and development land with approximately 4.2 million rentable square feet of potential office build out.

Capital Structure

The Company is the sole general partner of the Operating Partnership. As of September 30, 2025, the Company owned all of the Preferred Units and 109.1 million, or 98.2%, of the Common Units in the Operating Partnership. Limited partners owned the remaining 2.0 million Common Units. During the nine months ended September 30, 2025, the Company redeemed 107,044 Common Units for a like number of shares of Common Stock and 326 Common Units for cash.

Under our existing equity distribution agreements, the Company may offer and sell up to $300.0 million in aggregate gross sales price of shares of Common Stock. During the three and nine months ended September 30, 2025, the Company issued 1,550,588 and 1,595,407 shares of Common Stock, respectively, under its equity distribution agreements and received net proceeds, after sales commissions, of $48.6 million and $50.0 million, respectively. The shares were issued at an average gross sales price of $31.82 during each period. As a result of this activity and the redemptions discussed above, the percentage of Common Units owned by the Company increased from 98.0% as of December 31, 2024 to 98.2% as of September 30, 2025.

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

As of September 30, 2025, we are involved with six entities we determined to be variable interest entities, one of which we are the primary beneficiary and is consolidated and five of which we are not the primary beneficiary and are not consolidated.

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

Insurance

We are primarily self-insured for health care claims for participating employees. To limit our exposure to significant claims, we have stop-loss coverage on a per claim and annual aggregate basis. We use all relevant information to determine our liabilities for claims, including actuarial estimates of claim liabilities. When determining our liabilities, we include claims for incurred losses, even if they are unreported. As of September 30, 2025, a reserve of $0.4 million was recorded to cover estimated reported and unreported claims.

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

2.    Leases

Operating Leases

We generally lease our office properties to lessees in exchange for fixed monthly payments that cover rent, property taxes, insurance and certain cost recoveries, primarily common area maintenance. Our office properties that are under lease are primarily located in Atlanta, Charlotte, Dallas, Nashville, Orlando, Raleigh, Richmond and Tampa and are leased to a wide variety of lessees across many industries. Our leases are operating leases and mostly range from three to 10 years. We recognized rental and other revenues related to operating lease payments of $228.6 million and $200.7 million during the three months ended September 30, 2025 and 2024, respectively, and $590.5 million and $609.5 million during the nine months ended September 30, 2025 and 2024, respectively. Included in these amounts were variable lease payments of $16.6 million and $17.0 million during the three months ended September 30, 2025 and 2024, respectively, and $50.2 million and $56.1 million during the nine months ended September 30, 2025 and 2024, respectively.

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

As of September 30, 2025, our risk of loss with respect to these arrangements was limited to the carrying value of each investment balance. Our investment balances were $75.5 million and $103.8 million as of September 30, 2025 for the Granite Park Six and 23Springs joint ventures, respectively. The assets of the Granite Park Six and 23Springs joint ventures can be used only to settle obligations of the respective joint venture, and their creditors have no recourse to our wholly owned assets.

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

As of September 30, 2025, our risk of loss with respect to this arrangement was limited to the carrying value of our investment balance of $178.2 million. The assets of the McKinney & Olive joint venture can be used only to settle obligations of the joint venture, and its creditors have no recourse to our wholly owned assets.

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

As of September 30, 2025, our risk of loss with respect to this arrangement was $45.1 million, which consists of the $13.3 million carrying value of our investment balance plus the $31.8 million outstanding balance of the loan we have provided to the joint venture. The outstanding balance on the loan is recorded in investments in and advances to unconsolidated affiliates on our Consolidated Balance Sheets. The assets of the Midtown East joint venture can be used only to settle obligations of the joint venture, and its creditors have no recourse to our wholly owned assets.

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

As of September 30, 2025, our risk of loss with respect to this arrangement was $61.6 million, which consists of the $12.2 million carrying value of our investment balance plus the $49.4 million outstanding balance of the loan we have provided to the joint venture. The outstanding balance on the loan is recorded in investments in and advances to unconsolidated affiliates on our Consolidated Balance Sheets. The assets of the 2827 Peachtree joint venture can be used only to settle obligations of the joint venture, and its creditors have no recourse to our wholly owned assets.

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

The following table sets forth the assets and liabilities of the Midtown West joint venture included on our Consolidated Balance Sheets:

	September 30, 2025	December 31, 2024
Net real estate assets	$56,928	$58,443
Cash and cash equivalents	$1,622	$1,530
Accounts receivable	$99	$42
Accrued straight-line rents receivable	$5,345	$5,192
Deferred leasing costs, net	$2,332	$2,596
Prepaid expenses and other assets, net	$156	$104
Mortgages and notes payable, net	$44,128	$44,325
Accounts payable, accrued expenses and other liabilities	$1,495	$1,297

The assets of the Midtown West joint venture can be used only to settle obligations of the joint venture, and its creditors have no recourse to our wholly owned assets.

4.    Real Estate Assets

Acquisitions

During the third quarter of 2025, we acquired the Legacy Union parking garage located at 720 South Church Street in Uptown Charlotte for a total purchase price, including capitalized acquisition costs, of $110.2 million. This 3,057-space garage supports the parking needs for 1.2 million square feet of Highwoods-owned office at Legacy Union, which consists of Bank of America Tower and SIX50 at Legacy Union, and is connected to these office buildings via a skybridge. The assets acquired and liabilities assumed were recorded at relative fair value as determined by management based on information available at the acquisition date and on current assumptions as to future operations.

During the first quarter of 2025, we acquired Advance Auto Parts Tower, a 346,000 square foot office building in Raleigh, for a total purchase price, including capitalized acquisition costs, of $137.9 million. The assets acquired and liabilities assumed were recorded at relative fair value as determined by management based on information available at the acquisition date and on current assumptions as to future operations.

Dispositions

During the third quarter of 2025, we sold a building in Richmond for a sales price of $16.0 million and recorded a gain on disposition of property of $5.7 million.

During the first quarter of 2025, we sold three buildings in Tampa and land in Pittsburgh for an aggregate sales price of $146.3 million and recorded aggregate net gains on disposition of property of $82.2 million.

Impairment

During the third quarter of 2025, we recorded an impairment charge of $8.8 million to lower the carrying amount of two non-core, out-of-service assets at Century Center in Atlanta to their estimated fair values.

5.    Intangible Assets and Below Market Lease Liabilities

The following table sets forth total intangible assets and acquisition-related below market lease liabilities, net of accumulated amortization:

	September 30, 2025	December 31, 2024
Assets:
Deferred leasing costs (including lease incentives and above market lease and in-place lease acquisition-related intangible assets)	$390,854	$380,279
Less accumulated amortization	(165,547)	(170,312)
	$225,307	$209,967
Liabilities (in accounts payable, accrued expenses and other liabilities):
Acquisition-related below market lease liabilities	$30,532	$37,482
Less accumulated amortization	(16,424)	(21,296)
	$14,108	$16,186

The following table sets forth amortization of intangible assets and below market lease liabilities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Amortization of deferred leasing costs and acquisition-related intangible assets (in depreciation and amortization)	$9,683	$11,370	$27,757	$30,999
Amortization of lease incentives (in rental and other revenues)	$715	$643	$2,020	$1,886
Amortization of acquisition-related above market lease intangible assets (in rental and other revenues)	$615	$768	$1,849	$2,364
Amortization of acquisition-related below market lease liabilities (in rental and other revenues)	$(661)	$(1,110)	$(2,078)	$(3,384)

The following table sets forth scheduled future amortization of intangible assets and below market lease liabilities:

	Amortization of Deferred Leasing Costs and Acquisition-Related Intangible Assets (in Depreciation and Amortization)	Amortization of Lease Incentives (in Rental and Other Revenues)	Amortization of Acquisition-Related Above Market Lease Intangible Assets (in Rental and Other Revenues)	Amortization of Acquisition-Related Below Market Lease Liabilities (in Rental and Other Revenues)
October 1 through December 31, 2025	$9,891	$644	$583	$(647)
2026	36,393	2,366	2,161	(2,431)
2027	31,985	2,130	1,680	(2,062)
2028	27,917	1,918	1,544	(1,649)
2029	25,037	1,622	1,432	(1,377)
Thereafter	69,237	5,187	3,580	(5,942)
	$200,460	$13,867	$10,980	$(14,108)
Weighted average remaining amortization periods as of September 30, 2025 (in years)	7.1	7.6	6.6	7.6

The following table sets forth the intangible assets acquired as a result of the acquisitions of Advance Auto Parts Tower in Raleigh in the first quarter of 2025 and the Legacy Union parking garage in Charlotte in the third quarter of 2025:

	Acquisition-Related Above Market Lease Intangible Assets (amortized in Rental and Other Revenues)	Acquisition-Related Intangible Assets (amortized in Depreciation and Amortization)
Amount recorded at acquisition	$1,656	$20,208
Weighted average remaining amortization periods as of September 30, 2025 (in years)	8.0	8.0

6.    Mortgages and Notes Payable

The following table sets forth our mortgages and notes payable:

	September 30, 2025	December 31, 2024
Secured indebtedness	$705,498	$712,186
Unsecured indebtedness	2,713,031	2,595,815
Less-unamortized debt issuance costs	(13,822)	(14,442)
Total mortgages and notes payable, net	$3,404,707	$3,293,559

As of September 30, 2025, our secured mortgage loans were collateralized by real estate assets with an undepreciated book value of $1,246.6 million.

Our $750.0 million unsecured revolving credit facility is scheduled to mature in January 2028 (but can be extended for two additional six-month periods at our option assuming no defaults have occurred). The interest rate on our revolving credit facility is SOFR plus a related spread adjustment of 10 basis points and a borrowing spread of 85 basis points, based on current credit ratings. The annual facility fee is 20 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody’s Investors Service or Standard & Poor’s Ratings Services. The interest rate may be adjusted upward or downward by 2.5 basis points depending upon whether or not we achieve certain pre-determined sustainability goals with respect to the ongoing reduction of greenhouse gas emissions. There was $220.0 million and $211.0 million outstanding under our revolving credit facility as of September 30, 2025 and October 21, 2025, respectively. As of both September 30, 2025 and October 21, 2025, we had $0.1 million of outstanding letters of credit, which reduce the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility as of September 30, 2025 and October 21, 2025 was $529.9 million and $538.9 million, respectively.

During the third quarter of 2025, we modified our $200.0 million unsecured bank term loan to extend the maturity date from May 2026 to January 2029. The term can be extended for two additional years at our option, assuming no defaults have occurred. The interest rate, based on current credit ratings, is SOFR plus 95 basis points. The interest rate is based on the higher of the publicly announced ratings from Moody’s Investors Service or Standard & Poor’s Ratings Services. The interest rate may be adjusted upward or downward by 2.5 basis points depending upon whether or not we achieve certain pre-determined sustainability goals with respect to the ongoing reduction of greenhouse gas emissions. We incurred $2.0 million of debt issuance costs, which are being amortized along with certain existing unamortized debt issuance costs over the remaining term of our modified term loan, and recorded $0.1 million of loss on debt extinguishment.

We are currently in compliance with financial covenants with respect to our consolidated debt.

We have considered our short-term liquidity needs within one year from October 28, 2025 (the date of issuance of the quarterly financial statements) and the adequacy of our estimated cash flows from operating activities and other available financing sources to meet these needs. Importantly, we have no scheduled debt maturities during such one-year period. We have concluded it is probable we will meet these short-term liquidity requirements through a combination of the following:
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

7.    Noncontrolling Interests

Noncontrolling Interests in Consolidated Affiliates

As of September 30, 2025, our noncontrolling interest in consolidated affiliates relates to our joint venture partner's 20.0% interest in the Midtown West joint venture. Our joint venture partner is an unrelated third party.

Noncontrolling Interests in the Operating Partnership

The following table sets forth the Company’s noncontrolling interests in the Operating Partnership:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning noncontrolling interests in the Operating Partnership	$66,878	$56,518	$65,791	$49,520
Adjustment of noncontrolling interests in the Operating Partnership to fair value	2,313	16,355	3,240	23,822
Conversions of Common Units to Common Stock	(3,329)	—	(3,329)	(132)
Redemptions of Common Units	—	—	(10)	—
Net income attributable to noncontrolling interests in the Operating Partnership	256	297	2,577	2,111
Distributions to noncontrolling interests in the Operating Partnership	(1,076)	(1,076)	(3,227)	(3,227)
Total noncontrolling interests in the Operating Partnership	$65,042	$72,094	$65,042	$72,094

The following table sets forth net income available for common stockholders and transfers from the Company’s noncontrolling interests in the Operating Partnership:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income available for common stockholders	$12,877	$14,558	$128,596	$103,492
Increase in additional paid in capital from conversions of Common Units to Common Stock	3,329	—	3,329	132
Redemptions of Common Units	—	—	10	—
Change from net income available for common stockholders and transfers from noncontrolling interests	$16,206	$14,558	$131,935	$103,624

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

The following table sets forth our assets and liabilities and the Company’s noncontrolling interests in the Operating Partnership that are measured or disclosed at fair value within the fair value hierarchy:

		Level 1	Level 2	Level 3
	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
Fair Value as of September 30, 2025:
Assets:
Mortgages and notes receivable, at fair value (1)	$6,211	$—	$6,211	$—
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	1,682	1,682	—	—
Impaired real estate assets	19,600	—	—	19,600
Total Assets	$27,493	$1,682	$6,211	$19,600
Noncontrolling Interests in the Operating Partnership	$65,042	$65,042	$—	$—
Liabilities:
Mortgages and notes payable, net, at fair value (1)	$3,307,978	$—	$3,307,978	$—
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	1,682	1,682	—	—
Total Liabilities	$3,309,660	$1,682	$3,307,978	$—

Fair Value as of December 31, 2024:
Assets:
Mortgages and notes receivable, at fair value (1)	$11,064	$—	$11,064	$—
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	2,295	2,295	—	—
Impaired real estate assets	26,740	—	—	26,740
Total Assets	$40,099	$2,295	$11,064	$26,740
Noncontrolling Interests in the Operating Partnership	$65,791	$65,791	$—	$—
Liabilities:
Mortgages and notes payable, net, at fair value (1)	$3,097,323	$—	$3,097,323	$—
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	2,295	2,295	—	—
Total Liabilities	$3,099,618	$2,295	$3,097,323	$—
__________
(1)    Amounts are not recorded at fair value on our Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024.

The Level 3 impaired real estate assets measured at a fair value of $19.6 million in the third quarter of 2025 consisted of two non-core, out-of-service assets at Century Center in Atlanta.

For one of the Century Center assets, the impairment resulted from a change in our assumptions about the use of the asset. During the third quarter of 2025, we determined that the highest and best use of this asset is residential and that the existing out-of-service office building will ultimately be demolished, either by us or an eventual buyer of the site. We estimated the fair value of this asset by using the sales comparison method, net of estimated demolition costs from construction bids received, as observable inputs were not available.

For the other Century Center asset, the impairment resulted from a decrease in our estimate of fair value based on the market approach, as observable inputs were not available.

9.    Share-Based Payments

During the nine months ended September 30, 2025, the Company granted 144,112 shares of time-based restricted stock and 117,568 shares of total return-based restricted stock with weighted average grant date fair values per share of $29.31 and $30.42, respectively. We recorded share-based compensation expense of $1.2 million and $1.0 million during the three months ended September 30, 2025 and 2024, respectively, and $7.4 million and $7.0 million during the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, there was $4.4 million of total unrecognized share-based compensation costs, which will be recognized over a weighted average remaining contractual term of 2.1 years.

10.    Real Estate and Other Assets Held For Sale

The following table sets forth our assets held for sale, which are considered non-core:

	September 30, 2025	December 31, 2024
Assets:
Land	$—	$6,232
Buildings and tenant improvements	—	98,081
Land held for development	10,239	—
Less-accumulated depreciation	—	(58,511)
Net real estate assets	10,239	45,802
Accrued straight-line rents receivable	—	6,581
Deferred leasing costs, net	—	2,784
Prepaid expenses and other assets, net	251	242
Real estate and other assets, net, held for sale	$10,490	$55,409

11.    Earnings Per Share and Per Unit

The following table sets forth the computation of basic and diluted earnings per share of the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Earnings per Common Share - basic:
Numerator:
Net income	$13,707	$15,469	$132,928	$107,452
Net (income) attributable to noncontrolling interests in the Operating Partnership	(256)	(297)	(2,577)	(2,111)
Net loss attributable to noncontrolling interests in consolidated affiliates	2	8	28	15
Dividends on Preferred Stock	(576)	(622)	(1,783)	(1,864)
Net income available for common stockholders	$12,877	$14,558	$128,596	$103,492
Denominator:
Denominator for basic earnings per Common Share – weighted average shares (1)	108,403	106,010	107,973	105,937
Net income available for common stockholders	$0.12	$0.14	$1.19	$0.98
Earnings per Common Share - diluted:
Numerator:
Net income	$13,707	$15,469	$132,928	$107,452
Net loss attributable to noncontrolling interests in consolidated affiliates	2	8	28	15
Dividends on Preferred Stock	(576)	(622)	(1,783)	(1,864)
Net income available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	$13,133	$14,855	$131,173	$105,603
Denominator:
Denominator for basic earnings per Common Share – weighted average shares (1)	108,403	106,010	107,973	105,937
Add:
Noncontrolling interests Common Units	2,119	2,151	2,140	2,152
Denominator for diluted earnings per Common Share – adjusted weighted average shares and assumed conversions	110,522	108,161	110,113	108,089
Net income available for common stockholders	$0.12	$0.14	$1.19	$0.98
__________
(1)Includes all unvested restricted stock where dividends on such restricted stock are non-forfeitable.

The following table sets forth the computation of basic and diluted earnings per unit of the Operating Partnership:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Earnings per Common Unit - basic:
Numerator:
Net income	$13,707	$15,469	$132,928	$107,452
Net loss attributable to noncontrolling interests in consolidated affiliates	2	8	28	15
Distributions on Preferred Units	(576)	(622)	(1,783)	(1,864)
Net income available for common unitholders	$13,133	$14,855	$131,173	$105,603
Denominator:
Denominator for basic earnings per Common Unit – weighted average units (1)	110,113	107,752	109,704	107,680
Net income available for common unitholders	$0.12	$0.14	$1.20	$0.98
Earnings per Common Unit - diluted:
Numerator:
Net income	$13,707	$15,469	$132,928	$107,452
Net loss attributable to noncontrolling interests in consolidated affiliates	2	8	28	15
Distributions on Preferred Units	(576)	(622)	(1,783)	(1,864)
Net income available for common unitholders	$13,133	$14,855	$131,173	$105,603
Denominator:
Denominator for basic earnings per Common Unit – weighted average units (1)	110,113	107,752	109,704	107,680
Net income available for common unitholders	$0.12	$0.14	$1.20	$0.98
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Rental and other revenues:
Atlanta	$36,935	$36,742	$108,828	$109,799
Charlotte	23,342	22,010	67,308	65,991
Nashville	38,728	40,903	117,925	126,458
Orlando	13,867	14,312	42,707	43,892
Raleigh	45,779	43,042	135,088	130,848
Richmond	8,935	8,754	27,431	26,816
Tampa	21,951	23,948	65,837	72,963
Rental and other revenues for reportable segments	189,537	189,711	565,124	576,767
Other	12,236	14,612	37,632	43,569
Total rental and other revenues	201,773	204,323	602,756	620,336

Rental property and other expenses:
Atlanta	15,041	14,474	42,876	41,849
Charlotte	6,410	6,074	18,254	18,017
Nashville	11,009	10,246	33,383	34,010
Orlando	4,757	5,462	15,794	17,052
Raleigh	11,357	11,350	34,718	35,311
Richmond	3,048	2,989	8,656	8,392
Tampa	8,476	8,639	24,931	26,832
Rental property and other expenses for reportable segments	60,098	59,234	178,612	181,463
Other	5,825	6,472	16,000	19,237
Total rental property and other expenses	65,923	65,706	194,612	200,700

Net operating income:
Atlanta	21,894	22,268	65,952	67,950
Charlotte	16,932	15,936	49,054	47,974
Nashville	27,719	30,657	84,542	92,448
Orlando	9,110	8,850	26,913	26,840
Raleigh	34,422	31,692	100,370	95,537
Richmond	5,887	5,765	18,775	18,424
Tampa	13,475	15,309	40,906	46,131
Net operating income for reportable segments	129,439	130,477	386,512	395,304
Other	6,411	8,140	21,632	24,332
Total net operating income	$135,850	$138,617	$408,144	$419,636

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Reconciliation to net income:
Depreciation and amortization	$(73,898)	$(79,116)	$(219,982)	$(226,532)
Impairments of real estate assets	(8,800)	—	(8,800)	—
General and administrative expenses	(8,995)	(9,898)	(31,771)	(31,754)
Interest expense	(38,475)	(37,472)	(112,782)	(109,928)
Other income	1,753	1,872	8,007	10,559
Gains on disposition of property	5,674	350	87,889	42,581
Equity in earnings of unconsolidated affiliates	598	1,116	2,223	2,890
Net income	$13,707	$15,469	$132,928	$107,452

13.    Subsequent Events

On October 23, 2025, the Company declared a cash dividend of $0.50 per share of Common Stock, which is payable on December 9, 2025 to stockholders of record as of November 17, 2025.

On October 21, 2025, we sold a building in Atlanta for a sales price of $7.1 million and expect to record a gain on disposition of property of $2.2 million.

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

Over the next six months, we expect to sell between $50 million and $500 million of assets and use the net proceeds to acquire high-quality, differentiated office buildings in the BBDs of our core markets. As of the date of this report, we are evaluating several opportunities to acquire, on a wholly-owned basis and/or through joint venture investments, in excess of $500 million of high-quality office buildings in the BBDs of our core markets. These potential acquisitions are subject to significant contingencies, including negotiation of definitive documentation, the satisfactory completion of due diligence and/or customary closing conditions. We can make no assurance that we will buy or sell any assets or, if we do, what the timing or terms of any such transaction will be.
Revenues
Our operating results depend heavily on successfully leasing and operating the office space in our portfolio. Economic growth and office employment levels in our core markets are important factors, among others, in predicting our future operating results.
The key components affecting our rental and other revenues are average occupancy, rental rates, cost recovery income, new developments placed in service, acquisitions and dispositions. Average occupancy generally increases during times of improving economic growth, as our ability to lease space outpaces vacancies that occur upon the expirations of existing leases. Average occupancy generally declines during times of slower or negative economic growth, when new vacancies tend to outpace our ability to lease space. Asset acquisitions, dispositions and new developments placed in service directly impact our rental revenues and could impact our average occupancy, depending upon the occupancy rate of the properties that are acquired, sold or placed in service. Another indicator of the predictability of future revenues is the expected lease expirations of our portfolio. As a result, in addition to seeking to increase our average occupancy by leasing current vacant space, we also concentrate our leasing efforts on renewing existing leases prior to expiration. For more information regarding our lease expirations, see “Item 2. Properties – Lease Expirations” and “Item 1A. Risk Factors – Risks Related to our Operations. The continued social acceptance, desirability and perceived economic benefits of work-from-home arrangements could materially and negatively impact the future demand for office space over the long-term” in our 2024 Annual Report on Form 10-K. Occupancy in our office portfolio decreased from 87.1% as of December 31, 2024 to 85.3% as of September 30, 2025. We expect average occupancy in our office portfolio to range from 85.0% to 86.0% for the remainder of 2025.

Whether or not our rental revenue tracks average occupancy proportionally depends upon whether GAAP rents under signed new and renewal leases are higher or lower than the GAAP rents under expiring leases. Annualized rental revenues from second generation leases expiring during any particular year are typically less than 15% of our total annual rental revenues. The following table sets forth information regarding second generation office leases signed during the third quarter of 2025 (we define second generation office leases as leases with new customers and renewals of existing customers in both consolidated and unconsolidated office space that has been previously occupied and leases with respect to vacant space in acquired buildings):

	New	Renewal	All Office
Leased space (in rentable square feet)	326,416	722,517	1,048,933
Average term (in years - rentable square foot weighted)	8.2	5.9	6.6
Base rents (per rentable square foot) (1)	$39.48	$43.44	$42.21
Rent concessions (per rentable square foot) (1)	(2.52)	(1.88)	(2.08)
GAAP rents (per rentable square foot) (1)	$36.96	$41.56	$40.13
Tenant improvements (per rentable square foot) (1)	$6.11	$2.85	$3.87
Leasing commissions (per rentable square foot) (1)	$1.59	$1.11	$1.26
__________
(1)    Weighted average per rentable square foot on an annual basis over the lease term.

Annual combined GAAP rents for new and renewal leases signed in the third quarter were $40.13 per rentable square foot, 18.3% higher compared to previous leases in the same office spaces.

We strive to maintain a diverse, stable and creditworthy customer base. We have an internal guideline whereby customers that account for more than 3% of our revenues are periodically reviewed with the Company’s Board of Directors. As of September 30, 2025, only Bank of America (3.9%) and Asurion (3.6%) accounted for more than 3% of our annualized GAAP revenues.

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

Net Operating Income

Whether or not we record increasing net operating income (“NOI”) in our same property portfolio typically depends upon our ability to garner higher rental revenues, whether from higher average occupancy, higher GAAP rents per rentable square foot or higher cost recovery income, that exceed any corresponding growth in operating expenses. Consolidated same property NOI was $3.6 million, or 2.7%, lower in the third quarter of 2025 as compared to 2024 due to a decrease of $2.3 million in same property revenues and an increase of $1.3 million in same property expenses.

In addition to the effect of consolidated same property NOI, whether or not NOI increases typically depends upon whether the NOI from our acquired properties and recently completed development projects exceeds the lost NOI from property dispositions. NOI was $2.8 million, or 2.0%, lower in the third quarter of 2025 as compared to 2024 primarily due to lower consolidated same property NOI and lost NOI from property dispositions, partially offset by NOI from the acquisitions of Advance Auto Parts Tower in Raleigh and the Legacy Union parking garage in Charlotte.

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

Liquidity and Capital Resources

We continue to maintain a conservative and flexible balance sheet and believe we have ample liquidity to fund our operations and growth prospects. As of October 21, 2025, we had approximately $35 million of existing cash and $211.0 million drawn on our $750.0 million revolving credit facility, which is scheduled to mature in January 2028 (but which can be extended for two additional six-month periods at our option). As of September 30, 2025, our leverage ratio, as measured by the ratio of our mortgages and notes payable and outstanding preferred stock to the undepreciated book value of our assets, was 42.8%, and there were 111.6 million diluted shares of Common Stock outstanding.

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

•issuance of equity securities by the Company or the Operating Partnership; and

•the disposition of non-core assets.

We have no debt scheduled to mature prior to 2027. We generally believe we will be able to satisfy future obligations with existing cash, borrowings under our revolving credit facility, new bank term loans, issuance of other unsecured debt, mortgage debt and/or proceeds from the sale of additional non-core assets.

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

Results of Operations

Three Months Ended September 30, 2025 and 2024

Rental and Other Revenues

Rental and other revenues were $2.6 million, or 1.2%, lower in the third quarter of 2025 as compared to 2024 primarily due to lost revenue from property dispositions, lower consolidated same property revenues and lost revenue from properties taken out of service, which decreased rental and other revenues by $4.5 million, $2.3 million and $1.7 million, respectively. Same property rental and other revenues were lower primarily due to a decrease in average occupancy and lower cost recoveries, partially offset by higher average GAAP rents per rentable square foot and lower credit losses. These decreases were partially offset by an increase of $5.1 million from the acquisitions of Advance Auto Parts Tower in Raleigh and the Legacy Union parking garage in Charlotte and an increase of $0.6 million from recently completed development projects in Raleigh and Charlotte.

Operating Expenses

Rental property and other expenses were $0.2 million, or 0.3%, higher in the third quarter of 2025 as compared to 2024 primarily due to higher consolidated same property expenses and expenses from the acquisitions of Advance Auto Parts Tower in Raleigh and the Legacy Union parking garage in Charlotte, which increased expenses by $1.3 million and $1.2 million, respectively. Same property operating expenses were higher primarily due to higher repairs and maintenance and utilities. These increases were partially offset by decreases from property dispositions and properties taken out of service, which decreased expenses by $1.7 million and $0.3 million, respectively.

We recorded an impairment charge of $8.8 million in the third quarter of 2025 to lower the carrying amount of two non-core, out-of-service assets at Century Center in Atlanta to their estimated fair values. We recorded no such impairment in 2024.

Depreciation and amortization expense was $5.2 million, or 6.6%, lower in the third quarter of 2025 as compared to 2024 primarily due to accelerated depreciation and amortization of tenant improvements and deferred leasing costs in 2024, as well as property dispositions. The accelerated depreciation and amortization in 2024 was associated with the cancellation of a lease with a backfill customer for 110,000 square feet in the former Tivity building in Nashville that was originally scheduled to commence in the third quarter of 2024. These decreases were partially offset by the acquisitions of Advance Auto Parts Tower in Raleigh and the Legacy Union parking garage in Charlotte.

General and administrative expenses were $0.9 million, or 9.1%, lower in the third quarter of 2025 as compared to 2024 primarily due to lower incentive compensation and losses on deferred compensation plan investments (which is fully offset by a corresponding decrease in other income).
Interest Expense

Interest expense was $1.0 million, or 2.7%, higher in the third quarter of 2025 as compared to 2024 primarily due to lower capitalized interest and higher average debt balances, partially offset by lower average interest rates.

Other Income

Other income was $0.1 million lower in the third quarter of 2025 as compared to 2024 primarily due to losses on deferred compensation plan investments (which is fully offset by a corresponding decrease in general and administrative expenses), partially offset by higher interest income from seller financing and loans provided to the 2827 Peachtree and Midtown East joint ventures.

Gains on Disposition of Property

Gains on disposition of property were $5.3 million higher in the third quarter of 2025 as compared to 2024. The third quarter 2025 gain related to a building disposition in Richmond. The third quarter 2024 gain related to a land disposition in Greensboro.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $0.5 million lower in the third quarter of 2025 as compared to 2024 primarily due to higher net losses from the 23Springs joint venture, which owns a newly constructed building that was completed in the first quarter of 2025 but has not yet stabilized.

Earnings Per Common Share - Diluted

Diluted earnings per common share was $0.02 lower in the third quarter of 2025 as compared to 2024 due to a decrease in net income for the reasons discussed above.

Nine Months Ended September 30, 2025 and 2024

Rental and Other Revenues

Rental and other revenues were $17.6 million, or 2.8%, lower in the nine months ended September 30, 2025 as compared to 2024 primarily due to lost revenue from property dispositions, lower consolidated same property revenues and lost revenue from properties taken out of service, which decreased rental and other revenues by $13.5 million, $10.4 million and $4.5 million, respectively. Same property rental and other revenues were lower primarily due to a decrease in average occupancy and lower cost recoveries, partially offset by higher average GAAP rents per rentable square foot, higher termination fees and lower credit losses. These decreases were partially offset by an increase of $9.7 million from the acquisitions of Advance Auto Parts Tower in Raleigh and the Legacy Union parking garage in Charlotte and an increase of $1.2 million from recently completed development projects in Raleigh and Charlotte.

Operating Expenses

Rental property and other expenses were $6.1 million, or 3.0%, lower in the nine months ended September 30, 2025 as compared to 2024 primarily due to property dispositions, lower expenses from properties taken out of service and lower consolidated same property expenses, which decreased operating expenses by $5.3 million, $1.8 million and $0.8 million, respectively. Same property operating expenses were lower primarily due to lower property taxes, partially offset by higher utilities, contract services, and repairs and maintenance. These decreases were partially offset by a $2.3 million increase in expenses from the acquisitions of Advance Auto Parts Tower in Raleigh and the Legacy Union parking garage in Charlotte.

We recorded an impairment charge of $8.8 million in the nine months ended September 30, 2025 to lower the carrying amount of two non-core, out-of-service assets at Century Center in Atlanta to their estimated fair values. We recorded no such impairment in 2024.

Depreciation and amortization expense was $6.6 million, or 2.9%, lower in the nine months ended September 30, 2025 as compared to 2024 primarily due to accelerated depreciation and amortization of tenant improvements and deferred leasing costs in 2024, as well as property dispositions. The accelerated depreciation and amortization in 2024 was associated with the cancellation of a lease with a backfill customer for 110,000 square feet in the former Tivity building in Nashville that was originally scheduled to commence in the third quarter of 2024. These decreases were partially offset by the acquisitions of Advance Auto Parts Tower in Raleigh and the Legacy Union parking garage in Charlotte.

General and administrative expenses were consistent in the nine months ended September 30, 2025 as compared to 2024.

Interest Expense

Interest expense was $2.9 million, or 2.6%, higher in the nine months ended September 30, 2025 as compared to 2024 primarily due to higher average debt balances and lower capitalized interest, partially offset by lower average interest rates.

Other Income

Other income was $2.6 million lower in the nine months ended September 30, 2025 as compared to 2024 primarily due to a 2024 refund of $5.8 million in the aggregate of Tennessee franchise taxes paid for the 2020 through 2023 tax years. During the second quarter of 2024, the State of Tennessee modified the methodology for calculating franchise taxes. The modification lowers our annual franchise tax obligation and was allowed to be applied retrospectively back to 2020. This decrease was partially offset by $3.0 million of proceeds received in 2025 from the Florida Department of Transportation for the impact of roadway improvements adjacent to a non-core property in Tampa and higher interest income from seller financing and loans provided to the 2827 Peachtree and Midtown East joint ventures.

Gains on Disposition of Property

Gains on disposition of property were $45.3 million higher in the nine months ended September 30, 2025 as compared to 2024. The 2025 gains primarily related to building dispositions in Tampa and Richmond. The 2024 gains related to building dispositions in Raleigh and a land disposition in Greensboro.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $0.7 million lower in the nine months ended September 30, 2025 as compared to 2024 primarily due to higher net losses from the 23Springs and Granite Park Six joint ventures, which own newly constructed buildings that were completed in the first quarter of 2025 and the third quarter of 2023, respectively, but have not yet stabilized. These decreases were partially offset by lower interest expense from the McKinney & Olive joint venture due to the payoff of a mortgage loan in the third quarter of 2024.

Earnings Per Common Share - Diluted

Diluted earnings per common share was $0.21 higher in the nine months ended September 30, 2025 as compared to 2024 due to an increase in net income for the reasons discussed above.

Liquidity and Capital Resources

Statements of Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in the Company’s cash flows (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change
Net cash provided by operating activities	$259,523	$299,858	$(40,335)
Net cash used in investing activities	(239,354)	(204,963)	(34,391)
Net cash used in financing activities	(12,103)	(92,531)	80,428
Total cash flows	$8,066	$2,364	$5,702

The change in net cash provided by operating activities in the nine months ended September 30, 2025 as compared to 2024 was primarily due to changes in operating liabilities, lower occupancy and property dispositions, partially offset by net cash from the acquisitions of Advance Auto Parts Tower in Raleigh and the Legacy Union parking garage in Charlotte.

The change in net cash used in investing activities in the nine months ended September 30, 2025 as compared to 2024 was primarily due to the 2025 acquisitions of Advance Auto Parts Tower in Raleigh and the Legacy Union parking garage in Charlotte, partially offset by higher net proceeds from dispositions and lower investments in unconsolidated affiliates.

The change in net cash used in financing activities in the nine months ended September 30, 2025 as compared to 2024 was primarily due to higher proceeds from the issuance of common stock in 2025 and higher net debt borrowings.

Capitalization

The following table sets forth the Company’s capitalization (in thousands, except per share amounts):

	September 30, 2025	December 31, 2024
Mortgages and notes payable, net, at recorded book value	$3,404,707	$3,293,559
Preferred Stock, at liquidation value	$26,691	$28,811
Common Stock outstanding	109,554	107,624
Common Units outstanding (not owned by the Company)	2,044	2,151
Per share stock price at period end	$31.82	$30.58
Market value of Common Stock and Common Units	$3,551,048	$3,356,920
Total capitalization	$6,982,446	$6,679,290

As of September 30, 2025, our mortgages and notes payable and outstanding preferred stock represented 49.1% of our total capitalization and 42.8% of the undepreciated book value of our assets. See also “Executive Summary - Liquidity and Capital Resources.”

Our mortgages and notes payable as of September 30, 2025 consisted of $705.5 million of secured indebtedness with a weighted average interest rate of 4.44% and $2,713.0 million of unsecured indebtedness with a weighted average interest rate of 4.44%. The secured indebtedness was collateralized by real estate assets with an undepreciated book value of $1,246.6 million. As of September 30, 2025, $570.0 million of our debt bears interest at floating rates.

Investment Activity

In the normal course of business, we regularly evaluate potential acquisitions. As a result, from time to time, we may have one or more potential acquisitions under consideration that are in varying stages of evaluation, negotiation or due diligence, including potential acquisitions that are subject to non-binding letters of intent or enforceable contracts. Consummation of any transaction is subject to a number of contingencies, including the satisfaction of customary closing conditions. No assurances can be provided that we will acquire any properties in the future. See “Item 1A. Risk Factors - Risks Related to our Investment

Activities - Recent and future acquisitions and development properties may fail to perform in accordance with our expectations and may require renovation and development costs exceeding our estimates” in our 2024 Annual Report on Form 10-K.

During the third quarter of 2025, we acquired the Legacy Union parking garage located at 720 South Church Street in Uptown Charlotte for a total purchase price, including capitalized acquisition costs, of $110.2 million. This 3,057-space garage supports the parking needs for 1.2 million square feet of Highwoods-owned office at Legacy Union, which consists of Bank of America Tower and SIX50 at Legacy Union, and is connected to these office buildings via a skybridge. The assets acquired and liabilities assumed were recorded at relative fair value as determined by management based on information available at the acquisition date and on current assumptions as to future operations.

On October 21, 2025, we sold a building in Atlanta for a sales price of $7.1 million and expect to record a gain on disposition of property of $2.2 million.

During the third quarter of 2025, we sold a building in Richmond for a sales price of $16.0 million and recorded a gain on disposition of property of $5.7 million.

During the third quarter of 2025, we recorded an impairment charge of $8.8 million to lower the carrying amount of two non-core, out-of-service assets at Century Center in Atlanta to their estimated fair values.

Financing Activity

We have equity distribution agreements with each of Wells Fargo Securities, LLC, BofA Securities, Inc., BTIG, LLC, Jefferies LLC, J.P. Morgan Securities LLC, TD Securities (USA) LLC and Truist Securities, Inc. pursuant to which the Company may offer and sell up to $300.0 million in aggregate gross sales price of shares of Common Stock from time to time through such firms, acting as agents of the Company or as principals. Sales of the shares, if any, may be made by means of ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices or as otherwise agreed with any of such firms (which may include block trades). During the third quarter of 2025, the Company issued 1,550,588 shares of common stock at an average gross sales price of $31.82 per share and received net proceeds, after sales commissions, of $48.6 million. We paid an aggregate of $0.7 million in sales commissions to TD Securities (USA) LLC and Jefferies LLC during the third quarter of 2025.

Our $750.0 million unsecured revolving credit facility is scheduled to mature in January 2028 (but can be extended for two additional six-month periods at our option assuming no defaults have occurred). The interest rate on our revolving credit facility is SOFR plus a related spread adjustment of 10 basis points and a borrowing spread of 85 basis points, based on current credit ratings. The annual facility fee is 20 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody’s Investors Service or Standard & Poor’s Ratings Services. The interest rate may be adjusted upward or downward by 2.5 basis points depending upon whether or not we achieve certain pre-determined sustainability goals with respect to the ongoing reduction of greenhouse gas emissions. There was $220.0 million and $211.0 million outstanding under our revolving credit facility as of September 30, 2025 and October 21, 2025, respectively. As of both September 30, 2025 and October 21, 2025, we had $0.1 million of outstanding letters of credit, which reduce the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility as of September 30, 2025 and October 21, 2025 was $529.9 million and $538.9 million, respectively.

During the third quarter of 2025, we modified our $200.0 million unsecured bank term loan to extend the maturity date from May 2026 to January 2029. The term can be extended for two additional years at our option, assuming no defaults have occurred. The interest rate, based on current credit ratings, is SOFR plus 95 basis points. The interest rate is based on the higher of the publicly announced ratings from Moody’s Investors Service or Standard & Poor’s Ratings Services. The interest rate may be adjusted upward or downward by 2.5 basis points depending upon whether or not we achieve certain pre-determined sustainability goals with respect to the ongoing reduction of greenhouse gas emissions. We incurred $2.0 million of debt issuance costs, which are being amortized along with certain existing unamortized debt issuance costs over the remaining term of our modified term loan, and recorded $0.1 million of loss on debt extinguishment.

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

On October 23, 2025, the Company declared a cash dividend of $0.50 per share of Common Stock, which is payable on December 9, 2025 to stockholders of record as of November 17, 2025.

During the third quarter of 2025, the Company declared and paid a cash dividend of $0.50 per share of Common Stock.

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

We had $26.3 million of cash and cash equivalents as of September 30, 2025. The unused capacity of our revolving credit facility as of September 30, 2025 and October 21, 2025 was $529.9 million and $538.9 million, respectively.

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

See also “Executive Summary” and “Executive Summary - Liquidity and Capital Resources.”

Critical Accounting Estimates

There were no changes made by management to the critical accounting policies in the nine months ended September 30, 2025. For a description of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our 2024 Annual Report on Form 10-K.

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

The following table sets forth the Company’s FFO, FFO available for common stockholders and FFO available for common stockholders per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Funds from operations:
Net income	$13,707	$15,469	$132,928	$107,452
Net loss attributable to noncontrolling interests in consolidated affiliates	2	8	28	15
Depreciation and amortization of real estate assets	73,222	78,421	217,946	224,460
Impairments of depreciable properties	8,800	—	8,800	—
Gains on disposition of depreciable properties	(5,674)	—	(88,011)	(42,231)
Unconsolidated affiliates:
Depreciation and amortization of real estate assets	5,318	3,806	14,262	11,148
Funds from operations	95,375	97,704	285,953	300,844
Dividends on Preferred Stock	(576)	(622)	(1,783)	(1,864)
Funds from operations available for common stockholders	$94,799	$97,082	$284,170	$298,980
Funds from operations available for common stockholders per share	$0.86	$0.90	$2.58	$2.77
Weighted average shares outstanding (1)	110,522	108,161	110,113	108,089
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

As of September 30, 2025, our same property portfolio consisted of 146 wholly owned and joint venture in-service properties encompassing 26.1 million rentable square feet that were owned during the entirety of the periods presented (from January 1, 2024 to September 30, 2025). As of December 31, 2024, our same property portfolio consisted of 152 wholly owned and joint venture in-service properties encompassing 27.2 million rentable square feet that were owned during the entirety of the periods presented (from January 1, 2023 to December 31, 2024). The change in our same property portfolio was due to the removal of four properties encompassing 0.8 million rentable square feet that were sold during 2025 and two properties encompassing 0.4 million rentable square feet that were taken out of service during 2025.

The following table sets forth the Company’s NOI, same property NOI and same property cash NOI (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$13,707	$15,469	$132,928	$107,452
Equity in earnings of unconsolidated affiliates	(598)	(1,116)	(2,223)	(2,890)
Gains on disposition of property	(5,674)	(350)	(87,889)	(42,581)
Other income	(1,753)	(1,872)	(8,007)	(10,559)
Interest expense	38,475	37,472	112,782	109,928
General and administrative expenses	8,995	9,898	31,771	31,754
Impairments of real estate assets	8,800	—	8,800	—
Depreciation and amortization	73,898	79,116	219,982	226,532
Net operating income	135,850	138,617	408,144	419,636
Our share of unconsolidated joint venture same property net operating income	4,701	4,772	14,126	13,949
Partner's share of consolidated joint venture same property net operating income	(287)	(276)	(833)	(841)
Non same property and other net operating income	(4,624)	(3,798)	(10,403)	(12,259)
Same property net operating income	$135,640	$139,315	$411,034	$420,485

Same property net operating income	$135,640	$139,315	$411,034	$420,485
Lease termination fees, straight-line rent and other non-cash adjustments	(4,127)	(2,848)	(14,498)	(11,040)
Same property cash net operating income	$131,513	$136,467	$396,536	$409,445

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our market risk as of December 31, 2024, see “Quantitative and Qualitative Disclosures About Market Risk” in our 2024 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

SEC rules require us to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our annual and periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow for timely decisions regarding required disclosure. The Company’s CEO and CFO have concluded that the disclosure controls and procedures of the Company and the Operating Partnership were each effective as of September 30, 2025.

SEC rules also require us to establish and maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in internal control over financial reporting during the three months ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were also no changes in internal control over financial reporting during the three months ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the third quarter of 2025, the Company issued an aggregate of 107,044 shares of Common Stock to holders of Common Units in the Operating Partnership upon the redemption of a like number of Common Units in private offerings exempt from the registration requirements pursuant to Section 4(2) of the Securities Act. Each of the holders of Common Units was an accredited investor under Rule 501 of the Securities Act. The resale of such shares was registered by the Company under the Securities Act.

ITEM 6. EXHIBITS

Exhibit Number	Description
10
Fifth Amendment to Sixth Amended and Restated Credit Agreement, dated as of August 12, 2025, by and among the Company, the Operating Partnership, Bank of America, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Co-Syndication Agent, PNC Bank, National Association, as Co-Syndication Agent, and the Other Lenders named therein (filed as part of the Company's Current Report on Form 8-K dated August 12, 2025)

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

Date: October 28, 2025