Form 10-K
period 2025-12-31
HIGHWOODS PROPERTIES, INC.; HIGHWOODS REALTY LTD PARTNERSHIP
filed 2026-02-10
CIK 921082, 941713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2025
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
Highwoods Properties, Inc.  ☐        Highwoods Realty Limited Partnership   ☐

The aggregate market value of shares of Common Stock of Highwoods Properties, Inc. held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on June 30, 2025 was approximately $3.3 billion. As of January 30, 2026, there were 109,931,096 shares of Common Stock outstanding.

There is no public trading market for the Common Units of Highwoods Realty Limited Partnership. As a result, an aggregate market value of the Common Units of Highwoods Realty Limited Partnership cannot be determined.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of Highwoods Properties, Inc. to be filed in connection with its Annual Meeting of Stockholders to be held May 12, 2026 are incorporated by reference in Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14.

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

Certain information contained herein is presented as of January 30, 2026, the latest practicable date for financial information prior to the filing of this Annual Report.

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

This report combines the Annual Reports on Form 10-K for the period ended December 31, 2025 of the Company and the Operating Partnership. We believe combining the annual reports into this single report results in the following benefits:

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

As of December 31, 2025, the Company owned all of the Preferred Units and 109.5 million, or 98.2%, of the Common Units in the Operating Partnership. Limited partners owned the remaining 2.0 million Common Units. Generally, the Operating Partnership is obligated to redeem each Common Unit at the request of the unitholder for cash equal to the value of one share of Common Stock based on the average of the market price for the 10 trading days immediately preceding the notice date of such redemption, provided that the Company, at its option, may elect to acquire any such Common Units presented for redemption for cash or one share of Common Stock. The Common Units owned by the Company are not redeemable.

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

Our website is www.highwoods.com. In addition to this Annual Report, all quarterly and current reports, proxy statements and other information are made available, without charge, on our website as soon as reasonably practicable after they are filed or furnished with the Securities and Exchange Commission (“SEC”). Information on our website is not considered part of this Annual Report.

During 2025, the Company filed unqualified Section 303A certifications with the NYSE. The Company and the Operating Partnership have also filed the CEO and CFO certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as exhibits to this Annual Report.

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

Environmental Resiliency

We are firmly committed to minimizing environmental impacts resulting from the development and operation of our properties. Our plan is to continue minimizing our energy intensity, carbon emissions and water consumption and strive to mitigate pollution, ensure environmental compliance and create healthy and productive workspaces for our customers and communities. To support and advance the environmental component of our long-term resiliency initiatives, we have formed a management-level corporate resiliency team that is overseen by the investment committee of the Company’s Board of Directors. The corporate resiliency team, comprised of a diverse group of disciplines including executive leadership, is charged with refining our long-term resiliency strategy, driving performance improvements across our portfolio and establishing and tracking progress towards goals. More information regarding our sustainability strategy and progress towards reaching our target goals is available in our annual corporate resiliency report that can be found under the “Resiliency” section of our website. Information on our website is not considered part of this Annual Report.

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

Human Capital Resources

We focus our real estate activities in markets where we have extensive local knowledge and own a significant amount of assets. As a result, we operate division offices in Atlanta, Nashville, Orlando, Raleigh and Tampa, which are led by seasoned real estate professionals with significant commercial real estate experience managing across multiple economic cycles. Over the long-term, we plan to open division offices in Charlotte and Dallas. Shared corporate services, such as accounting, technology, development, engineering, customer experience, marketing, human resources, legal and tax are primarily based in Raleigh. Our senior leadership team, led by our CEO, is based in Raleigh and oversees all of the Company’s operations.

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

We had 315 full-time employees as of December 31, 2025, 32 fewer than we had as of December 31, 2024. Over the past three years, our average annual turnover rate was 16%, substantially lower than the average national industry turnover rate of 22% as reported by the Bureau of Labor Statistics. Our turnover rate was 20% for 2025. Through our efforts in providing internship and cooperative education opportunities for future real estate professionals, we have also identified a pool of talented professionals capable of filling future hiring needs. As of December 31, 2025, the average tenure of our employees was 10 years and the average age was 49 years.

Approximately 69% of our employees work in one of our division offices, most of which are directly involved in the management and maintenance of our portfolio. These include property managers, maintenance engineers and technicians, HVAC technicians and project managers. Personnel salaries and related costs of employees directly involved in the management and maintenance of our portfolio are allocated to our portfolio and recorded as rental property and other expenses. Approximately 2% of our employees work in our corporate development department and are directly involved in our development pipeline. When applicable, personnel salaries and related costs of such development employees are capitalized as a development expenditure. Approximately 2% of our employees are leasing professionals principally responsible for leasing our portfolio. When applicable, commissions and related costs of such leasing employees are capitalized as a leasing expenditure. Generally, all other employee costs are recorded as general and administrative expenses. In 2025, the total cost of our workforce, including salaries, commissions, bonuses, equity and non-equity incentive compensation and employee benefits, was approximately $59 million.

We regularly conduct risk assessments of our human capital needs. Additionally, we prioritize succession planning across various levels of our company to ensure seamless transitions as employees are promoted, retire or otherwise depart from their current positions. One of our most significant human capital risks, which has been identified by many employers in our markets and throughout the country, is an expected shortage of trade professionals in the future, as there are fewer younger trade professionals entering the workforce to replace retiring workers. Approximately 35% of our employees are highly specialized and skilled trade professionals, such as maintenance engineers and technicians and HVAC technicians. The average age of our trade professionals is 52 years, which is approximately five years older than the average age of the remainder of our employee base. To proactively combat the potential future shortage of skilled trade professionals, we have partnered with local trade schools in some of our markets to implement an apprenticeship program to encourage and incentivize younger workers to obtain the technical skills necessary to become a trade professional. In turn, we hope this program will create a pipeline of future maintenance engineers and technicians and HVAC technicians to join our company.

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

•Competitive match on contributions to our 401(k) retirement savings plan, in which over 93% of our employees participate; and

•15% discount on purchasing Common Stock through our employee stock purchase plan, in which nearly 30% of our employees participate.

All employees are paid a base salary. Nearly 50% of employees are eligible to receive an annual bonus, which usually ranges from 5% to 20% of the employee’s base salary. All employees are also eligible to receive a discretionary bonus from time to time to incentivize and reward excellent performance. Approximately 40% to 70% of employees typically receive a discretionary bonus each year, which usually ranges from $500 to $2,000.

Approximately 9% of our employees, including officers, are also eligible to receive long-term equity incentive compensation. Equity incentive awards provide such employees with an ownership interest in our company and a direct and demonstrable stake in our success. Equity incentive awards for non-officer employees are comprised of time-based restricted stock, which serves as a retention tool to deter participants from seeking other employment opportunities. Time-based restricted stock vests ratably on an annual basis, generally over a four-year term, and if an employee receiving such stock leaves, unvested shares are immediately forfeited except in the event of death, disability or as otherwise provided in our retirement plan.

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

We do not believe our compensation policies or practices create risks that are reasonably likely to have a material adverse effect on our company. For example, the development cash incentive program does not create an inappropriate risk because all development projects (inclusive of any such incentive compensation) must be approved in advance by our executive officers and, in most cases, the full board or the investment committee of our board, none of whom are eligible to receive such incentives. Likewise, the payment of leasing commissions does not create an inappropriate risk because amounts payable are derived from net effective cash rents (which deducts leasing capital expenditures and operating expenses) and leases must be executed by an officer of our company who is ineligible to receive such commissions. Generally, lease transactions of a particular size or that contain terms or conditions that exceed certain guidelines also must be approved in advance by our senior leadership team. Additionally, we have an internal guideline whereby customers that account for more than 3% of our annualized revenues are periodically reviewed with the board. As of December 31, 2025, only Bank of America (4.3%) and Asurion (3.5%) accounted for more than 3% of our annualized GAAP revenues.

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

In addition to supporting the career growth of our employees, we also seek to grow as an employer. We periodically solicit feedback from our employees through the use of employee engagement surveys to monitor and improve employee satisfaction in order to retain and recruit a talented workforce. We generally conduct an engagement survey every two years.

Diversity and Inclusion. Diversity and inclusion is a core value for our company. We strive to create a diverse and inclusive environment in an authentic and meaningful way. We are an equal opportunity employer, with all qualified applicants receiving consideration for employment without regard to race, color, religion, sex, sexual orientation, gender identity, national origin, disability or protected veteran status. As of December 31, 2025, 35% of our employees were female and 32% of our employees were persons of color. Of the new employees hired during 2025, 46% were female and 46% were persons of color.

We have a robust diversity and inclusion program, called the “Heart of Highwoods,” with the overall goal of creating opportunities for all people in the commercial real estate industry, in the local communities in which we operate and among our own teammates at the Company. First, we seek to provide opportunities to small and minority vendors to compete for work with our company, which also helps to expand our vendor base and ensure we are getting the most value, quality and benefit from the money we spend on products and services. Second, we are providing opportunities for our employees to volunteer within their communities through paid volunteer time off and an additional paid holiday on Martin Luther King, Jr. Day, a national day of service. Third, we have a diversity and inclusion group, called the “DIG,” made up of employees who advocate for diversity and inclusion throughout our company. The DIG focuses its efforts on fostering Company-wide communication and inclusion, supporting our partnerships with local schools and programs that support students with limited economic resources and continuing to expand and diversify our vendor base.

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

Risks Related to our Operations

The continued social acceptance, desirability and perceived economic benefits of work-from-home arrangements could materially and negatively impact the future demand for office space over the long-term. The COVID-19 pandemic had a disruptive effect on economic activity, including the use of and demand for office space. Many private businesses, including some of our customers, continue to permit some or all of their employees to work from home some or all of the time even after the pandemic has subsided. The continued social acceptance, desirability and perceived economic benefits of work-from-home arrangements initially prompted by the pandemic could materially and negatively impact future demand for office space over the long-term.

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

The key components affecting our rental and other revenues are average occupancy, rental rates, cost recovery income, new developments placed in service, acquisitions and dispositions. Average occupancy generally increases during times of improving economic growth, as our ability to lease space outpaces vacancies that occur upon the expirations of existing leases. Average occupancy generally declines during times of slower or negative economic growth when new vacancies tend to outpace our ability to lease space. In addition, the timing of changes in occupancy levels tends to lag the timing of changes in overall economic activity and employment levels. Occupancy in our office portfolio decreased from 87.1% as of December 31, 2024 to 85.3% as of December 31, 2025. For additional information regarding our average occupancy and rental rate trends over the past five years, see “Item 2. Properties.” Lower rental revenues that result from lower average occupancy or lower rental rates with respect to our same property portfolio will adversely affect our results of operations unless offset by the impact of any newly acquired or developed properties or lower variable operating expenses, general and administrative expenses and/or interest expense.

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

Some of our leases provide customers with the right to terminate their leases early, which could have an adverse effect on our financial condition and results of operations. Certain of our leases permit our customers to terminate their leases as to all or a portion of the leased premises prior to their stated lease expiration dates under certain circumstances, such as providing notice by a certain date and, in many cases, paying a termination fee. To the extent that our customers exercise early termination rights, our results of operations will be adversely affected, and we can provide no assurances that we will be able to generate an equivalent amount of net effective rent by leasing the vacated space to others. We currently have 31 leases with 24 different agencies of the Federal government across five different markets, which encompass an aggregate of 749,000 square feet. See “Item 2. Properties – Customers.” While most are firm term leases that do not permit the Federal government to terminate the lease prior to the stated lease expiration date, we can provide no assurances that the Federal government will not seek to terminate any of these leases.

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

We own certain properties subject to ground leases that limit our uses of the properties, restrict our ability to sell or otherwise transfer the properties and expose us to the loss of the properties if such agreements are breached by us, terminated or not renewed. As of December 31, 2025, we owned 1.2 million square feet of office space located on various land parcels that we lease on a long-term basis. Many of these ground leases impose significant limitations on our uses of the subject property, restrict our ability to sell or otherwise transfer our interests in the property or restrict our leasing of the property. These restrictions may limit our ability to timely sell or exchange the properties, impair the properties’ value or negatively impact our ability to find suitable customers for the properties. In addition, if we default under the terms of any particular ground lease, we may lose the ownership rights to the property subject to the ground lease. Upon expiration of a ground lease, we may not be able to renegotiate a new ground lease on favorable terms, if at all. The loss of the ownership rights to these properties or an increase of rental expense could have a material adverse effect on our results of operations, financial condition and cash flows.

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

Increases in interest rates would increase our interest expense. As of December 31, 2025, we had $375.0 million of variable rate debt outstanding not protected by interest rate hedge contracts. We may incur additional variable rate debt in the future. If interest rates increase, then so would the interest expense on our unhedged variable rate debt, which would adversely affect our financial condition and results of operations. From time to time, we manage our exposure to interest rate risk with interest rate hedge contracts that effectively fix or cap a portion of our variable rate debt. In addition, we utilize fixed rate debt at market rates. If interest rates decrease, the fair market value of any existing interest rate hedge contracts on outstanding fixed-rate debt would decline.

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

•if we loan funds to a joint venture and the joint venture is unable to make required payments of interest or principal, or both, or there are disagreements with respect to the repayment of the loan or other matters, then we could have a resulting dispute with our partner, and such a dispute could harm our relationship with our partner and cause delays in developing or selling the property or the failure to properly manage the property; and

•if we loan funds to a joint venture and the joint venture is unable to make required payments of interest or principal, or both, then we may exercise remedies available to us in the joint venture agreement that could allow us to increase our ownership interest or our control over major decisions, or both, which could result in an unconsolidated joint venture becoming consolidated with our financial statements; doing so could require us to reallocate the purchase price among the various asset and liability components and this could result in material changes to our reported results of operations and financial condition.

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

ITEM 2. PROPERTIES

Properties

The following table sets forth information about our portfolio by geographic location as of December 31, 2025:

Market	Rentable Square Feet	Occupancy	Percentage of Annualized GAAP Rental Revenue (1)
Raleigh	5,827,000	89.3%	21.6%
Nashville	5,105,000	81.8	18.7
Atlanta	4,622,000	86.4	16.9
Charlotte	2,402,000	87.1	12.8
Tampa	2,523,000	88.8	10.3
Orlando	1,789,000	87.6	6.2
Richmond	1,740,000	84.9	4.8
Other	2,822,000	75.7	8.7
Total	26,830,000	85.3%	100.0%
__________
(1)Annualized GAAP Rental Revenue is GAAP rental revenue (base rent plus cost recovery income, including straight-line rent) from our office properties for the month of December 2025 multiplied by 12.

The following table sets forth the net changes in rentable square footage of our portfolio:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Acquisitions	757	—	—
Developments Placed In-Service	68	18	—
Remeasurements/Other (1)	(353)	575	5
Dispositions	(842)	(605)	(383)
Net Change in Rentable Square Footage	(370)	(12)	(378)
__________
(1)The decrease in square footage during 2025 was primarily due to two non-core assets encompassing 0.4 million rentable square feet that were taken out of service during 2025, which resulted from a change in our assumptions about the use of such assets. The increase in square footage during 2024 was due to the inclusion of in-service properties owned by consolidated and unconsolidated joint ventures (at our share). See Explanatory Note.

The following table sets forth operating information about our portfolio:

	Average Occupancy	Annualized GAAP Rent Per Square Foot (1)	Annualized Cash Rent Per Square Foot (2)
2021	90.0%	$30.75	$29.63
2022	90.8%	$31.89	$30.51
2023	89.2%	$32.79	$32.18
2024	88.0%	$33.73	$33.18
2025	85.5%	$34.80	$33.71
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

Customers

The following table sets forth information concerning the 20 largest customers in our portfolio as of December 31, 2025:

Customer	Rentable Square Feet	Annualized GAAP Rental Revenue (1)	Percent of Total Annualized GAAP Rental Revenue (1)	Weighted Average Remaining Lease Term in Years
		(in thousands)
Bank of America	620,790	$34,316	4.31%	8.6
Asurion	543,794	27,620	3.47	10.8
Federal Government	748,955	21,600	2.71	3.6
Metropolitan Life Insurance	667,228	20,631	2.59	5.2
Bridgestone Americas	506,128	19,089	2.40	11.7
PPG Industries	370,927	11,058	1.39	5.5
Advance Auto Parts	218,043	9,944	1.25	6.8
Mars Petcare	223,700	9,817	1.23	5.4
Vanderbilt University	294,389	9,342	1.17	3.8
J.P. Morgan Chase & Co.	183,864	6,464	0.81	2.4
CapFinancial Group	135,631	6,360	0.80	10.6
Albemarle Corporation	139,242	6,215	0.78	10.2
Deloitte	132,328	5,993	0.75	4.9
Lifepoint Corporate Services	202,991	5,978	0.75	3.2
Robinson Bradshaw & Hinson PA	101,502	5,712	0.72	14.4
Regus	169,833	5,564	0.70	4.6
Delta Community Credit Union	128,589	5,522	0.69	6.8
Global Payments	168,051	5,240	0.66	7.2
PNC Bank	146,394	4,707	0.59	2.9
Martin Marietta	125,432	4,509	0.57	10.3
Total	5,827,811	$225,681	28.34%	7.3
__________
(1)Annualized GAAP Rental Revenue is GAAP rental revenue (base rent plus cost recovery income, including straight-line rent) for the month of December 2025 multiplied by 12.

Lease Expirations

The following table sets forth scheduled lease expirations for existing leases in our portfolio as of December 31, 2025:

Lease Expiring (1)	Number of Leases Expiring	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases	Annualized GAAP Rental Revenue Under Expiring Leases (2)	Average Annual GAAP Rental Rate Per Square Foot for Expirations	Percent of Annualized GAAP Rental Revenue Represented by Expiring Leases (2)
				(in thousands)
2026 (3)	409	2,047,446	8.9%	$65,224	$31.86	8.2%
2027	360	2,570,746	11.2	83,418	32.45	10.5
2028	299	2,423,458	10.6	80,438	33.19	10.1
2029	254	1,959,416	8.6	60,575	30.91	7.6
2030	258	2,798,559	12.2	88,245	31.53	11.1
2031	219	2,826,293	12.3	92,568	32.75	11.6
2032	111	1,455,151	6.4	58,592	40.27	7.4
2033	151	1,415,709	6.2	51,253	36.20	6.4
2034	57	1,455,125	6.4	65,301	44.88	8.2
2035	65	826,252	3.6	26,527	32.11	3.3
Thereafter	138	3,113,558	13.6	124,591	40.02	15.6
	2,321	22,891,713	100.0%	$796,732	$34.80	100.0%
__________
(1)Expirations that have been renewed are reflected above based on the renewal expiration date. Expirations include leases related to completed not stabilized development properties but exclude leases related to developments in-process.
(2)Annualized GAAP Rental Revenue is GAAP rental revenue (base rent plus cost recovery income, including straight-line rent) for the month of December 2025 multiplied by 12.
(3)Includes 46,000 rentable square feet of leases that are on a month-to-month basis, which represent 0.2% of total annualized GAAP rental revenue.

Land Held for Development

As of December 31, 2025, we estimate that we can develop approximately 4.2 million rentable square feet of office space on the wholly-owned development land that we consider core assets for our future development needs. Our core office development land is zoned and available for development, and nearly all of the land has utility infrastructure in place. We believe that our commercially zoned and unencumbered land gives us a development advantage over other commercial office development companies in many of our markets. We also own additional development land on which we or third parties can develop approximately 2.4 million square feet of mixed-use real estate projects, including retail and multi-family.

Joint Venture Investments

The following table sets forth information about our in-service joint venture investments by geographic location as of December 31, 2025:

	Rentable Square Feet	Weighted Average Ownership Interest (1)	Occupancy
Market
Atlanta	136,000	50.0%	88.2%
Dallas	542,000	50.0	94.8
Kansas City (2)	292,000	50.0	88.9
Tampa (3)	152,000	80.0	100.0
Total	1,122,000	54.1%	93.2%
__________
(1)Weighted Average Ownership Interest is calculated using Rentable Square Feet.
(2)Excludes our 26.5% unconsolidated ownership interest in a real estate brokerage services company.
(3)The Midtown West joint venture in Tampa is consolidated.

In addition, as of December 31, 2025, we owned 50.0% interests in Granite Park Six (Dallas), 23Springs (Dallas) and Midtown East (Tampa), three unconsolidated joint ventures that are currently developing projects that have not yet been placed in service.

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

ITEM X. INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The Company is the sole general partner of the Operating Partnership. The following table sets forth information with respect to the Company’s executive officers:

Name	Age	Position and Background
Theodore J. Klinck	60	Director, President and Chief Executive Officer.
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

Brian M. Leary	51	Executive Vice President and Chief Operating Officer.
Mr. Leary became chief operating officer in July 2019. Previously, Mr. Leary served as president of the commercial and mixed-use business unit of Crescent Communities since 2014. Prior to joining Crescent, Mr. Leary held senior management positions with Jacoby Development, Inc., Atlanta Beltline, Inc., AIG Global Real Estate and Atlantic Station, LLC.

Brendan C. Maiorana	50	Executive Vice President and Chief Financial Officer.
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

Jeffrey D. Miller	55	Executive Vice President, General Counsel and Secretary.
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on the NYSE under the symbol “HIW.” On December 31, 2025, the Company had 546 common stockholders of record. There is no public trading market for the Common Units. On December 31, 2025, the Operating Partnership had 99 holders of record of Common Units (other than the Company). As of December 31, 2025, there were 109.9 million shares of Common Stock outstanding and 2.0 million Common Units outstanding not owned by the Company.

For information regarding our dividend payment history as well as a discussion of the factors that influence the decisions of the Company’s Board of Directors regarding dividends and distributions, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Dividends and Distributions.”

The following total return performance graph compares the performance of our Common Stock to the S&P 500 Index and the FTSE NAREIT Equity Office Index. The total return performance graph assumes an investment of $100 in our Common Stock and the two indices on December 31, 2020, and further assumes the reinvestment of all dividends. The FTSE NAREIT Equity Office Index consists of the REITs in the FTSE NAREIT All Equity REITs Index that principally operate in the office sector. Total return performance is not necessarily indicative of future results.

Total Return Performance
Highwoods Properties, Inc.
S&P 500 Index
FTSE NAREIT Equity Office Index
Index Value
200
150
100
50
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25

	For the Period from December 31, 2020 to December 31,
Index	2021	2022	2023	2024	2025
Highwoods Properties, Inc.	117.63	78.13	70.21	100.48	90.83
S&P 500 Index	128.71	105.40	133.10	166.40	196.16
FTSE NAREIT Equity Office Index	122.00	76.10	77.65	94.35	81.15

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

Information about the Company’s equity compensation plans and other related stockholder matters is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 12, 2026.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the accompanying Consolidated Financial Statements and related notes contained elsewhere herein.

Disclosure Regarding Forward-Looking Statements

Some of the information in this Annual Report may contain forward-looking statements. Such statements include statements about our plans, strategies and prospects under this section and under the heading “Item 1. Business.” You can identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions or expectations will be achieved. When considering such forward-looking statements, you should keep in mind important factors that could cause our actual results to differ materially from those contained in any forward-looking statement, including the following:

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
The key components affecting our rental and other revenues are average occupancy, rental rates, cost recovery income, new developments placed in service, acquisitions and dispositions. Average occupancy generally increases during times of improving economic growth, as our ability to lease space outpaces vacancies that occur upon the expirations of existing leases. Average occupancy generally declines during times of slower or negative economic growth, when new vacancies tend to outpace our ability to lease space. Asset acquisitions, dispositions and new developments placed in service directly impact our rental revenues and could impact our average occupancy, depending upon the occupancy rate of the properties that are acquired, sold or placed in service. Another indicator of the predictability of future revenues is the expected lease expirations of our portfolio. As a result, in addition to seeking to increase our average occupancy by leasing current vacant space, we also concentrate our leasing efforts on renewing existing leases prior to expiration. For more information regarding our lease expirations, see “Item 2. Properties – Lease Expirations” and “Item 1A. Risk Factors – Risks Related to our Operations. The continued social acceptance, desirability and perceived economic benefits of work-from-home arrangements could materially and negatively impact the future demand for office space over the long-term.” Occupancy in our office portfolio decreased from 87.1% as of December 31, 2024 to 85.3% as of December 31, 2025. We expect average occupancy in our office portfolio to range from 85.0% to 87.0% for 2026.

Whether or not our rental revenue tracks average occupancy proportionally depends upon whether GAAP rents under signed new and renewal leases are higher or lower than the GAAP rents under expiring leases. Annualized rental revenues from second generation leases expiring during any particular year are typically less than 15% of our total annual rental revenues. The following table sets forth information regarding second generation office leases signed during the fourth quarter of 2025 (we define second generation office leases as leases with new customers and renewals of existing customers in both consolidated and unconsolidated office space that has been previously occupied and leases with respect to vacant space in acquired buildings):

	New	Renewal	All Office
Leased space (in rentable square feet)	217,174	295,755	512,929
Average term (in years - rentable square foot weighted)	7.0	4.1	5.3
Base rents (per rentable square foot) (1)	$37.16	$36.62	$36.85
Rent concessions (per rentable square foot) (1)	(2.34)	(1.46)	(1.83)
GAAP rents (per rentable square foot) (1)	$34.82	$35.16	$35.02
Tenant improvements (per rentable square foot) (1)	$5.86	$2.28	$3.80
Leasing commissions (per rentable square foot) (1)	$1.48	$1.03	$1.22

__________
(1)    Weighted average per rentable square foot on an annual basis over the lease term.

Annual combined GAAP rents for new and renewal leases signed in the fourth quarter were $35.02 per rentable square foot, 15.4% higher compared to previous leases in the same office spaces.

We strive to maintain a diverse, stable and creditworthy customer base. We have an internal guideline whereby customers that account for more than 3% of our revenues are periodically reviewed with the Company's Board of Directors. As of December 31, 2025, only Bank of America (4.3%) and Asurion (3.5%) accounted for more than 3% of our annualized GAAP revenues. See “Item 2. Properties - Customers.”

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

Net Operating Income

Whether or not we record increasing net operating income (“NOI”) in our same property portfolio typically depends upon our ability to garner higher rental revenues, whether from higher average occupancy, higher GAAP rents per rentable square foot or higher cost recovery income, that exceed any corresponding growth in operating expenses. Consolidated same property NOI was $9.4 million, or 1.8%, lower in 2025 as compared to 2024 due to a decrease of $13.9 million in same property revenues, partially offset by a decrease of $4.6 million in same property expenses.

In addition to the effect of consolidated same property NOI, whether or not NOI increases typically depends upon whether the NOI from our acquired properties and recently completed development projects exceeds the lost NOI from property dispositions. NOI was $9.0 million, or 1.6%, lower in 2025 as compared to 2024 primarily due to lost NOI from property dispositions and lower consolidated same property NOI, partially offset by NOI from 2025 property acquisitions in Raleigh and Charlotte and recently completed development projects in Raleigh and Charlotte. We expect NOI to be higher in 2026 as compared to 2025 due to NOI from the 2025 property acquisitions in Raleigh and Charlotte, 2026 property acquisitions in Dallas and Raleigh, recently completed development projects in Raleigh and an anticipated increase in consolidated same property NOI, partially offset by lost NOI from property dispositions.

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

Liquidity and Capital Resources

We continue to maintain a conservative and flexible balance sheet and believe we have ample liquidity to fund our operations and growth prospects. As of January 30, 2026, we had approximately $46 million of existing cash and $170.0 million drawn on our $750 million revolving credit facility, which is scheduled to mature in January 2028 (but which can be extended for two additional six-month periods at our option). As of December 31, 2025, our leverage ratio, as measured by the ratio of our mortgages and notes payable and outstanding preferred stock to the undepreciated book value of our assets, was 43.7%, and there were 111.9 million diluted shares of Common Stock outstanding.

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

•secured debt;

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

Results of Operations

Comparison of 2025 to 2024

Rental and Other Revenues

Rental and other revenues were $19.8 million, or 2.4%, lower in 2025 as compared to 2024 primarily due to lost revenue from property dispositions, lower consolidated same property revenues and lost revenues from properties taken out of service, which decreased rental and other revenues by $18.8 million, $13.9 million and $6.2 million, respectively. Same property rental and other revenues were lower primarily due to a decrease in average occupancy and lower cost recoveries, partially offset by higher average GAAP rents per rentable square foot, higher termination fees and lower credit losses. These decreases were partially offset by an increase of $17.8 million from 2025 property acquisitions in Charlotte and Raleigh and an increase of $1.6 million from recently completed development projects in Raleigh and Charlotte. We expect rental and other revenues to be higher in 2026 as compared to 2025 due to higher revenue from 2025 property acquisitions in Charlotte and Raleigh, 2026 property acquisitions in Raleigh and Dallas, recently completed development projects in Raleigh and an anticipated increase in consolidated same property revenue, partially offset by lost revenue from property dispositions.

Operating Expenses

Rental property and other expenses were $10.8 million, or 4.0%, lower in 2025 as compared to 2024 primarily due to property dispositions, lower consolidated same property expenses and lower expenses from properties taken out of service, which decreased operating expenses by $7.9 million, $4.6 million and $2.0 million, respectively. Same property operating expenses were lower primarily due to lower property taxes, partially offset by higher utilities and contract services. These decreases were partially offset by a $4.4 million increase in expenses from 2025 property acquisitions in Charlotte and Raleigh. We expect rental property and other expenses to be higher in 2026 as compared to 2025 due to higher expenses from 2025 property acquisitions in Charlotte and Raleigh, 2026 property acquisitions in Raleigh and Dallas and an anticipated increase in consolidated same property expenses, partially offset by property dispositions.

Depreciation and amortization was $4.1 million, or 1.4%, lower in 2025 as compared to 2024 primarily due to accelerated depreciation and amortization of tenant improvements and deferred leasing costs in 2024, as well as property dispositions. The accelerated depreciation and amortization in 2024 was associated with the cancellation of a lease with a backfill customer for 110,000 square feet in the former Tivity building in Nashville that was originally scheduled to commence in the third quarter of 2024. These decreases were partially offset by 2025 property acquisitions in Charlotte and Raleigh. We expect depreciation and amortization to be higher in 2026 as compared to 2025 due to 2025 property acquisitions in Charlotte and Raleigh and 2026 property acquisitions in Raleigh and Dallas, partially offset by property dispositions.

We recorded an impairment charge of $8.8 million in 2025 to lower the carrying amount of two non-core, out of service assets at Century Center in Atlanta to their estimated fair values. For one of the Century Center assets, the impairment resulted from a change in our assumptions about the use of the asset. We determined that the highest and best use of this asset is residential and that the existing out-of-service office building will ultimately be demolished, either by us or an eventual buyer of the site. We recorded an impairment charge of $24.6 million in 2024 to lower the carrying amount of 625 Liberty (formerly known as EQT Plaza) in Pittsburgh to its estimated fair value.

General and administrative expenses were $1.6 million, or 3.8%, lower in 2025 as compared to 2024, primarily due to lower incentive compensation and fewer predevelopment cost write-offs. We expect general and administrative expenses to be higher in 2026 as compared to 2025 due to higher salaries and benefits.

Interest Expense

Interest expense was $5.2 million, or 3.6%, higher in 2025 as compared to 2024 primarily due to higher average debt balances and lower capitalized interest, partially offset by lower average interest rates. We expect interest expense to be higher in 2026 as compared to 2025 due to higher average debt balances and lower capitalized interest.

Other Income

Other income was $2.8 million lower in 2025 as compared to 2024 primarily due to a 2024 refund of $5.8 million in the aggregate of Tennessee franchise taxes paid for the 2020 through 2023 tax years. During the second quarter of 2024, the State of Tennessee modified the methodology for calculating franchise taxes. The modification lowers our annual franchise tax obligation and was allowed to be applied retrospectively back to 2020. This decrease was partially offset by $3.0 million of proceeds received in 2025 from the Florida Department of Transportation for the impact of roadway improvements adjacent to a non-core property in Tampa.

Gains on Disposition of Property

Gains on disposition of property were $60.3 million higher in 2025 as compared to 2024. The 2025 gains primarily related to building dispositions in Atlanta, Richmond, Tampa and Raleigh and land dispositions in Orlando and Raleigh. The 2024 gains related to building dispositions in Raleigh and a land disposition in Greensboro.

Loss on Disposition of Investment in Unconsolidated Affiliates

In 2025, we sold our 50.0% interest in the Highwoods-Markel Associates, LLC joint venture (the “Markel joint venture”) to Markel Corporation (“Markel”). As a result, we recognized a loss of $4.7 million. We recorded no such loss in 2024.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $1.8 million lower in 2025 as compared to 2024 primarily due to higher net losses from our 23Springs and Granite Park Six joint ventures, which own newly constructed buildings that were completed in the first quarter of 2025 and the third quarter of 2023, respectively, but have not yet stabilized. These decreases were partially offset by lower interest expense from our McKinney & Olive joint venture due to the payoff of a mortgage loan in the third quarter of 2024.

Earnings Per Common Share - Diluted

Diluted earnings per common share was $0.51 higher in 2025 as compared to 2024 due to an increase in net income for the reasons discussed above.

Comparison of 2024 to 2023

For a comparison of 2024 to 2023, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations” in our 2024 Annual Report on Form 10-K.

Liquidity and Capital Resources

Statements of Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in the Company’s cash flows (in thousands):

	Year Ended December 31,
	2025	2024	2023	2025-2024 Change	2024-2023 Change
Net Cash Provided By Operating Activities	$359,207	$403,584	$386,962	$(44,377)	$16,622
Net Cash Used In Investing Activities	(440,664)	(302,435)	(169,686)	(138,229)	(132,749)
Net Cash Provided By/(Used In) Financing Activities	90,829	(99,041)	(205,426)	189,870	106,385
Total Cash Flows	$9,372	$2,108	$11,850	$7,264	$(9,742)

Comparison of 2025 to 2024

The change in net cash provided by operating activities in 2025 as compared to 2024 was primarily due to changes in operating liabilities, lower occupancy and property dispositions, partially offset by net cash from property acquisitions in Charlotte and Raleigh. We expect net cash related to operating activities to be higher in 2026 as compared to 2025 due to 2025 property acquisitions in Charlotte and Raleigh, 2026 property acquisitions in Raleigh and Dallas and higher occupancy, partially offset by property dispositions.

The change in net cash used in investing activities in 2025 as compared to 2024 was primarily due to 2025 property acquisitions in Charlotte and Raleigh, partially offset by higher net proceeds from dispositions and lower investments in unconsolidated affiliates. We expect uses of cash for investing activities in 2026 to be primarily driven by whether or not we acquire and commence development of additional office buildings in the BBDs of our markets. We expect these uses of cash for investing activities will be fully or partially offset by proceeds from property dispositions in 2026.

The change in net cash used in financing activities in 2025 as compared to 2024 was primarily due to higher net debt borrowings in 2025. Assuming the net effect of our acquisition, disposition and development activity in 2026 results in an increase to our assets, we would expect outstanding debt and/or Common Stock balances to increase.

Comparison of 2024 to 2023

For a comparison of 2024 to 2023, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in our 2024 Annual Report on Form 10-K.

Capitalization

The following table sets forth the Company’s capitalization (in thousands, except per share amounts):

	December 31,
	2025	2024
Mortgages and notes payable, net, at recorded book value	$3,554,178	$3,293,559
Preferred Stock, at liquidation value	$26,691	$28,811
Common Stock outstanding	109,905	107,624
Common Units outstanding (not owned by the Company)	2,044	2,151
Per share stock price at year end	$25.82	$30.58
Market value of Common Stock and Common Units	$2,890,523	$3,356,920
Total capitalization	$6,471,392	$6,679,290

As of December 31, 2025, our mortgages and notes payable and outstanding preferred stock represented 55.3% of our total capitalization and 43.7% of the undepreciated book value of our assets. See also “Executive Summary - Liquidity and Capital Resources.”

Our mortgages and notes payable as of December 31, 2025 consisted of $703.4 million of secured indebtedness with a weighted average interest rate of 4.44% and $2,866.7 million of unsecured indebtedness with a weighted average interest rate of 4.46%. The secured indebtedness was collateralized by real estate assets with an undepreciated book value of $1,263.4 million. As of December 31, 2025, $375.0 million of our debt bears interest at floating rates.

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

During the fourth quarter of 2025, we acquired 6HUNDRED, a 411,000 square foot office building in Uptown Charlotte. Our total purchase price, net of closing credits, was $193.4 million, including capitalized acquisition costs. The assets acquired and liabilities assumed were recorded at relative fair value as determined by management based on information available at the acquisition date and on current assumptions as to future operations.

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

- Dispositions

On February 6, 2026, we sold three buildings in Richmond for a sales price of $42.3 million and expect to record a gain on disposition of property of $17.0 million.

During the fourth quarter of 2025, we sold three buildings in Atlanta, Tampa and Raleigh and land in Orlando and Raleigh for an aggregate sales price of $43.4 million and recorded aggregate gains on disposition of property of $19.3 million.

During the third quarter of 2025, we sold a building in Richmond for a sales price of $16.0 million and recorded a gain on disposition of property of $5.7 million.

During the first quarter of 2025, we sold three buildings in Tampa and land in Pittsburgh for an aggregate sales price of $146.3 million and recorded aggregate net gains on disposition of property of $82.2 million.

- Impairments

During the third quarter of 2025, we recorded an impairment charge of $8.8 million to lower the carrying amount of two non-core, out-of-service assets at Century Center in Atlanta to their estimated fair values.

- Joint Venture Investments

On January 12, 2026, we contributed $16.2 million of preferred equity to the Granite Park Six joint venture, in which we own a 50.0% interest, which used such funds to pay off at maturity the $16.2 million outstanding balance of an up to $115.0 million construction loan. The preferred equity contributed by us will be entitled to receive monthly distributions at a rate of 8.0%.

On January 9, 2026, we acquired Bloc 83, a two-building, 492,000 square foot mixed-use asset in CBD Raleigh, through the formation of a joint venture (“Bloc 83 joint venture”) with the North Carolina Investment Authority in which we initially own a 10.0% interest. We retained an option to increase our ownership interest to 50.0%. The Bloc 83 joint venture has an anticipated total investment of $210.5 million, which includes planned near-term building improvements and transaction costs. The joint venture’s planned total investment will be funded with $21.0 million of common equity contributed by us and $189.5 million of common equity contributed by the North Carolina Investment Authority. The North Carolina Investment Authority has the right to sell to us its interest in the joint venture under certain circumstances for fair market value at any time after the fifth anniversary of the formation date.

On January 9, 2026, we expanded our Dallas market presence by acquiring The Terraces, a 173,000 square foot office building in the Preston Center BBD of Dallas, through the formation of a joint venture (“The Terraces joint venture”) with Granite Properties (“Granite”) in which we own an 80.0% interest. The Terraces joint venture has an anticipated total investment of $109.3 million, which includes planned near-term building improvements and transaction costs. The joint venture’s planned total investment will be funded with $64.3 million of preferred equity contributed by us, $36.0 million of common equity contributed by us and $9.0 million of common equity contributed by Granite. The preferred equity contributed by us will be entitled to receive monthly distributions at a rate of 5.75%. We have a right to buy, and Granite has a right to sell to us, Granite’s interest in the joint venture under certain circumstances for fair market value at any time after the third anniversary of the formation date.

During the fourth quarter of 2025, we sold our 50.0% interest in the Markel joint venture to Markel. As a result, we recognized a loss on disposition of investment in unconsolidated affiliate of $4.7 million.

Financing Activity

We have equity distribution agreements with each of Wells Fargo Securities, LLC, BofA Securities, Inc., BTIG, LLC, Jefferies LLC, J.P. Morgan Securities LLC, TD Securities (USA) LLC and Truist Securities, Inc. pursuant to which the Company may offer and sell up to $300.0 million in aggregate gross sales price of shares of Common Stock from time to time through such firms, acting as agents of the Company or as principals. Sales of the shares, if any, may be made by means of ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices or as otherwise agreed with any of such firms (which may include block trades). During the fourth quarter of 2025, the Company issued 0.3 million shares of Common Stock at an average gross sales price of $32.06 per share and received net proceeds, after sales commissions, of $10.7 million. We paid an aggregate of $0.2 million in sales commissions to Jefferies LLC and J.P. Morgan Securities LLC during the fourth quarter of 2025.

Our $750.0 million unsecured revolving credit facility is scheduled to mature in January 2028 (but can be extended for two additional six-month periods at our option assuming no defaults have occurred). The interest rate on our revolving credit facility is SOFR plus a related spread adjustment of 10 basis points and a borrowing spread of 85 basis points, based on current credit ratings. The annual facility fee is 20 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody’s Investors Service or Standard & Poor’s Ratings Services. The interest rate may be adjusted upward or downward by 2.5 basis points depending upon whether or not we achieve certain pre-determined sustainability goals with respect to the ongoing reduction of greenhouse gas emissions. There was $25.0 million and $170.0 million outstanding under our revolving credit facility as of December 31, 2025 and January 30, 2026, respectively. As of both December 31, 2025 and January 30, 2026, we had $0.1 million of outstanding letters of credit, which reduce the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility as of December 31, 2025 and January 30, 2026 was $724.9 million and $579.9 million, respectively.

During the fourth quarter of 2025, the Operating Partnership issued $350.0 million aggregate principal amount of 5.350% notes due January 2033, less original issuance discount of $1.7 million. These notes were priced to yield 5.431%. Underwriting fees and other expenses totaled $3.1 million and will be amortized over the term of the notes. The net proceeds from the issuance were used to repay amounts outstanding under our revolving credit facility and for general corporate purposes.

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

As of December 31, 2025, the Operating Partnership had the following unsecured notes outstanding ($ in thousands):

	Face Amount	Carrying Amount	Stated Interest Rate	Effective Interest Rate (1)
Notes due March 2027	$300,000	$299,533	3.875%	4.038%
Notes due March 2028	$350,000	$349,104	4.125%	4.271%
Notes due April 2029	$350,000	$349,681	4.200%	4.234%
Notes due February 2030	$400,000	$399,596	3.050%	3.079%
Notes due February 2031	$400,000	$399,205	2.600%	2.645%
Notes due January 2033	$350,000	$348,308	5.350%	5.431%
Notes due February 2034	$350,000	$346,318	7.650%	7.836%
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

Contractual Obligations

The following table sets forth a summary regarding our known material contractual obligations on a cash basis, including required interest payments for those items that are interest bearing, as of December 31, 2025 (in thousands):

		Amounts due during the years ending December 31,
	Total	2026	2027	2028	2029	2030	Thereafter
Mortgages and Notes Payable:
Principal payments (1)	$3,568,821	$7,035	$458,755	$723,765	$717,210	$404,914	$1,257,142
Interest payments	717,234	158,868	144,164	117,747	82,431	64,027	149,997
Purchase Obligations:
Lease and contractual commitments (2)	234,507	210,288	17,055	4,599	2,198	31	336
Other Commitments:
Advances to unconsolidated affiliates (3)	15,181	15,181	—	—	—	—	—
Operating and Finance Lease Obligations:
Ground leases	79,823	2,121	2,172	2,226	7,067	2,125	64,112
Total	$4,615,566	$393,493	$622,146	$848,337	$808,906	$471,097	$1,471,587
__________
(1)Excludes amortization of premiums, discounts, debt issuance costs and/or purchase accounting adjustments.
(2)Consists primarily of commitments under signed leases and contracts for operating properties (excluding tenant-funded tenant improvements), contracts for development/redevelopment projects and unfunded joint venture equity contributions agreed to at formation. Tenant improvements that can be used at the option of the customer at any time during the remaining lease term have been reflected in 2026. The timing of these lease and contractual commitments may fluctuate.
(3)Includes estimated draws on loan commitments to our joint ventures related to our unconsolidated development activity.

The interest payments due on mortgages and notes payable are based on the stated rates for the fixed rate debt and on the rates in effect as of December 31, 2025 for the variable rate debt. The weighted average interest rate on our fixed and variable rate debt was 4.43% and 4.63%, respectively, as of December 31, 2025. For additional information about our operating and finance lease obligations, mortgages and notes payable and purchase obligations, see Notes 2, 6 and 7, respectively, to our Consolidated Financial Statements.

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

On January 29, 2026, the Company declared a cash dividend of $0.50 per share of Common Stock, which is payable on March 10, 2026 to stockholders of record as of February 17, 2026.

The Company declared and paid a cash dividend of $0.50 per share of Common Stock in each quarter of 2025.

Current and Future Cash Needs

We anticipate that our available cash and cash equivalents, cash flows from operating activities and other available financing sources, including the issuance of debt securities by the Operating Partnership, secured debt, bank term loans, borrowings under our revolving credit facility, the issuance of equity securities by the Company or the Operating Partnership and the disposition of non-core assets, will be adequate to meet our short-term liquidity requirements. We generally believe existing cash and rental and other revenues will continue to be sufficient to fund operating and general and administrative expenses, interest expense, our existing quarterly dividend and existing portfolio capital expenditures, including building improvement costs, tenant improvement costs and lease commissions.

We had $27.4 million of cash and cash equivalents as of December 31, 2025. The unused capacity of our revolving credit facility as of December 31, 2025 and January 30, 2026, respectively, was $724.9 million and $579.9 million.

We typically have a currently effective automatic shelf registration statement on Form S-3 with the SEC pursuant to which, at any time and from time to time, in one or more offerings on an as-needed basis, the Company may sell an indefinite amount of common stock, preferred stock and depositary shares and the Operating Partnership may sell an indefinite amount of debt securities, subject to our ability to effect offerings on satisfactory terms based on prevailing market conditions.

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

During the remainder of 2026, we expect to sell up to an additional $250 million of properties no longer considered to be core assets due to location, age, quality and/or overall strategic fit. We can make no assurance, however, that we will sell any additional non-core assets or, if we do, what the timing or terms of any such sale will be.

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

We use considerable judgment in our estimates of cash flow projections, discount, capitalization and interest rates, fair market lease rates, carrying costs during hypothetical expected lease-up periods and costs to execute similar leases. While our methodology for purchase price allocation did not change during the year ended December 31, 2025, the real estate market is fluid and our assumptions are based on information currently available in the market at the time of acquisition. Significant increases or decreases in these key estimates, particularly with regards to cash flow projections and discount and capitalization rates, would result in a significantly lower or higher fair value measurement of the real estate assets being acquired.

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

Any real estate assets recorded at fair value on a non-recurring basis as a result of our impairment analysis are valued using unobservable local and national industry market data such as comparable sales, appraisals, brokers’ opinions of value and/or terms of definitive sales contracts. Additionally, the analysis includes considerable judgment in our estimates of hold periods, projected cash flows and discount and capitalization rates. Significant increases or decreases in any of these inputs, particularly with regards to cash flow projections and discount and capitalization rates, would result in a significantly lower or higher fair value measurement of the real estate assets being assessed.

Credit Losses on Lease Related Receivables

Credit losses on lease related receivables, which include accounts receivable and accrued straight-line rents receivable, are recorded as a reduction to rental and other revenues when the amount recorded is determined, in management’s judgment, to not be probable of collection. Management’s evaluation of collectability requires the exercise of considerable judgment in assessing the current credit quality of our customers using payment history and other available information about the financial condition of the customers. During the year ended December 31, 2025, we have not experienced significant credit losses based on management’s evaluation of collectability of our lease receivables. If management’s assumptions regarding the collectability of lease related receivables prove incorrect, we could experience credit losses in excess of what was recognized in rental and other revenues.

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

The following table sets forth the Company’s FFO, FFO available for common stockholders and FFO available for common stockholders per share (in thousands, except per share amounts):

	Year Ended December 31,
	2025	2024	2023
Funds from operations:
Net income	$162,650	$104,254	$151,330
Net loss attributable to noncontrolling interests in consolidated affiliates	74	34	549
Depreciation and amortization of real estate assets	292,152	296,277	296,705
Impairments of depreciable properties	8,800	24,600	—
(Gains) on disposition of depreciable properties	(100,626)	(46,467)	(33,288)
(Gain) on deconsolidation of affiliate	—	—	(11,778)
Loss on disposition of investment in unconsolidated affiliate	4,700	—	—
Unconsolidated affiliates:
Depreciation and amortization of real estate assets	19,587	15,001	12,223
Funds from operations	387,337	393,699	415,741
Dividends on Preferred Stock	(2,359)	(2,485)	(2,485)
Funds from operations available for common stockholders	$384,978	$391,214	$413,256
Funds from operations available for common stockholders per share	$3.48	$3.61	$3.83
Weighted average shares outstanding (1)	110,570	108,319	107,785
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

As of December 31, 2025, our same property portfolio consisted of 143 wholly owned and joint venture in-service properties encompassing 26.0 million rentable square feet that were owned during the entirety of the periods presented (from January 1, 2024 to December 31, 2025). As of December 31, 2024, our same property portfolio consisted of 152 wholly owned in-service properties encompassing 27.2 million rentable square feet that were owned during the entirety of the periods presented (from January 1, 2023 to December 31, 2024). The change in our same property portfolio was due to the removal of seven properties encompassing 0.8 million rentable square feet that were sold during 2025 and two properties encompassing 0.4 million rentable square feet that were taken out of service during 2025 due to a change in our assumptions about the use of such assets.

The following table sets forth the Company’s NOI, same property NOI and same property cash NOI (in thousands):

	Year Ended December 31,
	2025	2024
Net income	$162,650	$104,254
Equity in earnings of unconsolidated affiliates	(2,369)	(4,158)
Loss on disposition of investment in unconsolidated affiliate	4,700	—
Gains on disposition of property	(107,149)	(46,817)
Other income	(9,587)	(12,337)
Interest expense	152,433	147,198
General and administrative expenses	40,307	41,903
Impairments of real estate assets	8,800	24,600
Depreciation and amortization	294,954	299,046
Net operating income	544,739	553,689
Our share of unconsolidated joint venture same property net operating income	18,512	18,686
Partner's share of consolidated joint venture same property net operating income	(1,108)	(1,110)
Non same property and other net operating income	(18,341)	(17,928)
Same property net operating income	$543,802	$553,337

Same property net operating income	$543,802	$553,337
Lease termination fees, straight-line rent and other non-cash adjustments	(17,532)	(14,390)
Same property cash net operating income	$526,270	$538,947

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

As of December 31, 2025, we had $3,195.2 million principal amount of fixed rate debt outstanding, a $341.2 million increase as compared to December 31, 2024. The estimated aggregate fair market value of this debt was $3,113.5 million. If interest rates had been 100 basis points higher, the aggregate fair market value of our fixed rate debt would have been $121.5 million lower. If interest rates had been 100 basis points lower, the aggregate fair market value of our fixed rate debt would have been $128.6 million higher.

As of December 31, 2025, we had $375.0 million of variable rate debt outstanding not protected by interest rate hedge contracts, a $79.0 million decrease as compared to December 31, 2024. If the weighted average interest rate on this variable rate debt had been 100 basis points higher or lower, the annual interest expense as of December 31, 2025 would increase or decrease by $3.8 million.

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

Under the supervision of the Company’s CEO and CFO, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have concluded that, as of December 31, 2025, the Company’s internal control over financial reporting was effective. Deloitte & Touche LLP, our independent registered public accounting firm, has issued their attestation report, which is included below, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025.

Management’s Annual Report on the Operating Partnership’s Internal Control Over Financial Reporting

The Operating Partnership is also required to establish and maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Under the supervision of the Company’s CEO and CFO, we conducted an evaluation of the effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2025 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have concluded that, as of December 31, 2025, the Operating Partnership’s internal control over financial reporting was effective. SEC rules do not require us to obtain an attestation report of Deloitte & Touche LLP on the effectiveness of the Operating Partnership’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Highwoods Properties, Inc.:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Highwoods Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 10, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte and Touche LLP

Raleigh, North Carolina
February 10, 2026

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were also no changes in the Operating Partnership’s internal control over financial reporting during the fourth quarter of 2025 that materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about the Company’s executive officers and directors, the code of ethics that applies to the Company’s chief executive officer and senior financial officers, which is posted on our website, and certain corporate governance matters is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with the Company's annual meeting of stockholders to be held on May 12, 2026. No changes have been made to the procedures by which stockholders may recommend nominees to the Company’s board of directors since the 2025 annual meeting, which was held on May 13, 2025.

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

ITEM 11. EXECUTIVE COMPENSATION

Information about the compensation of the Company’s directors and executive officers is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 12, 2026.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about the beneficial ownership of Common Stock and the Company’s equity compensation plans is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 12, 2026.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information about certain relationships and related transactions, if any, and the independence of the Company’s directors is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 12, 2026.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information about fees paid to and services provided by our independent registered public accounting firm is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 12, 2026.

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

4.2		Form of 3.875% Notes due March 1, 2027 (filed as part of the Company’s Current Report on Form 8-K dated February 23, 2017)
4.3		Officers’ Certificate Establishing the Terms of the 3.875% Notes, dated February 23, 2017 (filed as part of the Company’s Current Report on Form 8-K dated February 23, 2017)
4.4		Form of 4.125% Notes due March 15, 2028 (filed as part of the Company’s Current Report on Form 8-K dated March 5, 2018)
4.5		Officers’ Certificate Establishing the Terms of the 4.125% Notes, dated March 5, 2018 (filed as part of the Company’s Current Report on Form 8-K dated March 5, 2018)
4.6		Form of 4.20% Notes due April 15, 2029 (filed as part of the Company’s Current Report on Form 8-K dated March 7, 2019)
4.7		Officers’ Certificate Establishing the Terms of the 4.20% Notes, dated March 7, 2019 (filed as part of the Company’s Current Report on Form 8-K dated March 7, 2019)
4.8		Form of 3.050% Notes due February 15, 2030 (filed as part of the Company’s Current Report on Form 8-K dated September 13, 2019)
4.9		Officers’ Certificate Establishing the Terms of the 3.050% Notes, dated September 13, 2019 (filed as part of the Company’s Current Report on Form 8-K dated September 13, 2019)
4.10		Form of 2.600% Notes due February 1, 2031 (filed as part of the Company’s Current Report on Form 8-K dated August 13, 2020)
4.11		Officers’ Certificate Establishing the Terms of the 2.600% Notes, dated August 13, 2020 (filed as part of the Company’s Current Report on Form 8-K dated August 13, 2020)
4.12		Description of Registered Securities (filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019)
4.13		Form of 7.65% Notes due February 1, 2034 (filed as part of the Company’s Current Report on Form 8-K dated November 16, 2023)
4.14		Officers’ Certificate Establishing the Terms of the 7.65% Notes, dated November 21, 2023 (filed as part of the Company’s Current Report on Form 8-K dated November 16, 2023)
4.15		Form of 5.350% Notes due January 15, 2033 (filed as part of the Company’s Current Report on Form 8-K dated November 16, 2023)
4.16		Officers’ Certificate Establishing the Terms of the 5.350% Notes, dated November 14, 2025 (filed as part of the Company’s Current Report on Form 8-K dated November 14, 2025)
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
10.14
Fifth Amendment to Sixth Amended and Restated Credit Agreement, dated as of August 12, 2025, by and among the Company, the Operating Partnership, Bank of America, N.A., as Administrative Agent, and the Other Lenders named therein (filed as part of the Company’s Current Report on Form 8-K) dated August 14, 2025)

10.15	*
Amendment No. 1, dated as of February 10, 2025, to the Highwoods Properties, Inc. 2021 Long-Term Equity Incentive Plan (filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 2024)

10.16	*	2025 Long-Term Equity Incentive Plan (filed as part of the Company’s Current Report on Form 8-K dated May 13, 2025)
19		Insider Trading Policy and Procedures (filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 2023)
21		Schedule of Subsidiaries
23		Consent of Deloitte & Touche LLP for the Company
31.1		Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Company
31.2		Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Company
31.3		Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Operating Partnership
31.4		Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Operating Partnership
32.1		Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Company
32.2		Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Company
32.3		Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Operating Partnership
32.4		Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Operating Partnership
97		Policy Relating to Recovery of Erroneously Awarded Compensation (filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 2023)
101.INS		Inline XBRL Instance Document (the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document)
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Represents management contract or compensatory plan.

__________

All other schedules are omitted because they are not applicable or because the required information is included in our Consolidated Financial Statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Highwoods Properties, Inc.:
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Highwoods Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 10, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

The Company makes judgments to determine whether specific real estate assets possess indicators of impairment. Changes in those judgments could have a material impact on the real estate assets that are identified for further analysis. For those real estate assets where impairment has been identified, the Company makes significant estimates and assumptions to determine the fair value using discounted future cash flows expected to be generated over the life of the asset.

Given (1) the Company’s evaluation of possible indications of impairment of real estate assets requires management to make judgments, (2) the undiscounted estimated future operating and residual cash flows to determine recoverability require management to make significant estimates and assumptions related to current and projected trends in rental, occupancy, capitalization rates and estimated hold periods, and (3), the determination of fair value also requires management to make significant estimates and assumptions related to the current and projected trends in discount rates, performing audit procedures to evaluate (a) whether management appropriately identified events or changes in circumstances indicating that the carrying amounts of real estate assets may not be recoverable, (b) the reasonableness of managements undiscounted future cash flow analysis, and (c) the reasonableness of managements discounted future cash flow analysis, required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the evaluation of real estate assets for possible indications of impairment and our procedures related to the undiscounted estimated future operating and residual cash flows to determine recoverability and discount rate used in determining fair value, included the following, among others:

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

•We tested the effectiveness of controls over management’s determination the discount rate used in the estimation of fair value utilized to record impairment charges.

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

–Evaluating the reasonableness of the significant assumptions used in the undiscounted estimated future operating and residual cash flows, including the estimated hold period, rental rates, growth rates, and capitalization rate assumptions.

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
February 10, 2026

We have served as the Company’s auditor since 2006.

Table on Contents
HIGHWOODS PROPERTIES, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2025	2024
Assets:
Real estate assets, at cost:
Land	$609,177	$570,286
Buildings and tenant improvements	6,144,697	5,826,603
Development in-process	6,248	—
Land held for development	214,149	221,048
	6,974,271	6,617,937
Less-accumulated depreciation	(1,902,276)	(1,796,586)
Net real estate assets	5,071,995	4,821,351
Real estate and other assets, net, held for sale	23,201	55,409
Cash and cash equivalents	27,358	22,412
Restricted cash	15,691	11,265
Accounts receivable	28,263	28,287
Mortgages and notes receivable	12,228	11,064
Accrued straight-line rents receivable	318,024	308,853
Investments in and advances to unconsolidated affiliates	471,580	485,726
Deferred leasing costs, net of accumulated amortization of $169,972 and $170,312, respectively	244,258	209,967
Prepaid expenses and other assets, net of accumulated depreciation of $25,144 and $20,626, respectively	61,240	75,021
Total Assets	$6,273,838	$6,029,355
Liabilities, Noncontrolling Interests in the Operating Partnership and Equity:
Mortgages and notes payable, net	$3,554,178	$3,293,559
Accounts payable, accrued expenses and other liabilities	284,006	304,551
Total Liabilities	3,838,184	3,598,110
Commitments and contingencies
Noncontrolling interests in the Operating Partnership	52,777	65,791
Equity:
Preferred Stock, $0.01 par value, 50,000,000 authorized shares;
8.625% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 26,691 and 28,811 shares issued and outstanding, respectively	26,691	28,811
Common Stock, $0.01 par value, 200,000,000 authorized shares;
109,905,241 and 107,623,777 shares issued and outstanding, respectively	1,099	1,076
Additional paid-in capital	3,223,767	3,144,130
Distributions in excess of net income available for common stockholders	(870,083)	(810,608)
Accumulated other comprehensive loss	(2,494)	(2,246)
Total Stockholders’ Equity	2,378,980	2,361,163
Noncontrolling interests in consolidated affiliates	3,897	4,291
Total Equity	2,382,877	2,365,454
Total Liabilities, Noncontrolling Interests in the Operating Partnership and Equity	$6,273,838	$6,029,355
See accompanying notes to consolidated financial statements.

Table on Contents
HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Income
(in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Rental and other revenues	$806,112	$825,862	$833,997
Operating expenses:
Rental property and other expenses	261,373	272,173	268,782
Depreciation and amortization	294,954	299,046	299,411
Impairments of real estate assets	8,800	24,600	—
General and administrative	40,307	41,903	42,857
Total operating expenses	605,434	637,722	611,050
Interest expense	152,433	147,198	136,710
Other income	9,587	12,337	4,435
Gains on disposition of property	107,149	46,817	47,773
Gain on deconsolidation of affiliate	—	—	11,778
Loss on disposition of investment in unconsolidated affiliate	(4,700)	—	—
Equity in earnings of unconsolidated affiliates	2,369	4,158	1,107
Net income	162,650	104,254	151,330
Net (income) attributable to noncontrolling interests in the Operating Partnership	(3,112)	(2,040)	(3,164)
Net loss attributable to noncontrolling interests in consolidated affiliates	74	34	549
Dividends on Preferred Stock	(2,359)	(2,485)	(2,485)
Net income available for common stockholders	$157,253	$99,763	$146,230
Earnings per Common Share – basic:
Net income available for common stockholders	$1.45	$0.94	$1.39
Weighted average Common Shares outstanding – basic	108,454	106,167	105,529
Earnings per Common Share – diluted:
Net income available for common stockholders	$1.45	$0.94	$1.39
Weighted average Common Shares outstanding – diluted	110,570	108,319	107,785
See accompanying notes to consolidated financial statements.

Table on Contents
HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Comprehensive income:
Net income	$162,650	$104,254	$151,330
Other comprehensive income/(loss):
Settlement of cash flow hedges	—	—	(493)
Amortization of cash flow hedges	(248)	(249)	(293)
Total other comprehensive loss	(248)	(249)	(786)
Total comprehensive income	162,402	104,005	150,544
Less-comprehensive (income) attributable to noncontrolling interests	(3,038)	(2,006)	(2,615)
Comprehensive income attributable to common stockholders	$159,364	$101,999	$147,929
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Equity
(in thousands, except share amounts)

	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance as of December 31, 2022	105,210,858	$1,052	$28,821	$3,081,330	$(1,211)	$22,235	$(633,227)	$2,499,000
Issuances of Common Stock, net of issuance costs and tax withholdings	27,064	2	—	188	—	—	—	190
Conversions of Common Units to Common Stock	193,907	—	—	4,795	—	—	—	4,795
Dividends on Common Stock ($2.00 per share)		—	—	—	—	—	(211,023)	(211,023)
Dividends on Preferred Stock ($86.25 per share)		—	—	—	—	—	(2,485)	(2,485)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	10,152	—	—	—	10,152
Contributions from noncontrolling interests in consolidated affiliates		—	—	—	—	320	—	320
Issuances of restricted stock	282,453	—	—	—	—	—	—	—
Redemptions/repurchases of Preferred Stock		—	(10)	—	—	—	—	(10)
Share-based compensation expense, net of forfeitures	(3,967)	3	—	6,981	—	—	—	6,984
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(3,164)	(3,164)
Net loss attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	(549)	549	—
Deconsolidation of affiliate		—	—	—	—	(17,281)	—	(17,281)
Comprehensive income:
Net income		—	—	—	—	—	151,330	151,330
Other comprehensive loss		—	—	—	(786)	—	—	(786)
Total comprehensive income								150,544
Balance as of December 31, 2023	105,710,315	1,057	28,811	3,103,446	(1,997)	4,725	(698,020)	2,438,022
Issuances of Common Stock, net of issuance costs and tax withholdings	1,583,545	16	—	51,221	—	—	—	51,237
Conversions of Common Units to Common Stock	5,385	—	—	132	—	—	—	132
Dividends on Common Stock ($2.00 per share)		—	—	—	—	—	(212,351)	(212,351)
Dividends on Preferred Stock ($86.25 per share)		—	—	—	—	—	(2,485)	(2,485)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	(18,666)	—	—	—	(18,666)
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(400)	—	(400)
Issuances of restricted stock	324,532	—	—	—	—	—	—	—
Share-based compensation expense, net of forfeitures	—	3	—	7,997	—	—	—	8,000
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(2,040)	(2,040)
Net loss attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	(34)	34	—
Comprehensive income:
Net income		—	—	—	—	—	104,254	104,254
Other comprehensive loss		—	—	—	(249)	—	—	(249)
Total comprehensive income								104,005
Balance as of December 31, 2024	107,623,777	$1,076	$28,811	$3,144,130	$(2,246)	$4,291	$(810,608)	$2,365,454

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Equity - Continued
(in thousands, except share amounts)

	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total

Balance as of December 31, 2024	107,623,777	$1,076	$28,811	$3,144,130	$(2,246)	$4,291	$(810,608)	$2,365,454
Issuances of Common Stock, net of issuance costs and tax withholdings	1,912,740	20	—	59,564	—	—	—	59,584
Conversions of Common Units to Common Stock	107,044	—	—	3,329	—	—	—	3,329
Dividends on Common Stock ($2.00 per share)		—	—	—	—	—	(216,728)	(216,728)
Dividends on Preferred Stock ($86.25 per share)		—	—	—	—	—	(2,359)	(2,359)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	8,538	—	—	—	8,538
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(320)	—	(320)
Issuances of restricted stock	261,680	—	—	—	—	—	—	—
Redemptions/repurchases of Preferred Stock		—	(2,120)	—	—	—	—	(2,120)
Share-based compensation expense, net of forfeitures	—	3	—	8,206	—	—	—	8,209
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(3,112)	(3,112)
Net loss attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	(74)	74	—
Comprehensive income:
Net income		—	—	—	—	—	162,650	162,650
Other comprehensive loss		—	—	—	(248)	—	—	(248)
Total comprehensive income								162,402
Balance as of December 31, 2025	109,905,241	$1,099	$26,691	$3,223,767	$(2,494)	$3,897	$(870,083)	$2,382,877
See accompanying notes to consolidated financial statements.

Table on Contents
HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Operating activities:
Net income	$162,650	$104,254	$151,330
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	294,954	299,046	299,411
Amortization of lease incentives and acquisition-related intangible assets and liabilities	2,564	1,413	1,135
Share-based compensation expense	8,209	8,000	6,984
Net credit losses/(reversals) on operating lease receivables	(118)	2,289	3,834
Accrued interest on mortgages and notes receivable	(1,280)	(548)	(805)
Amortization of debt issuance costs	5,809	5,638	4,884
Amortization of cash flow hedges	(248)	(249)	(293)
Amortization of mortgages and notes payable fair value adjustments	142	112	(288)
Impairments of real estate assets	8,800	24,600	—
Losses on debt extinguishment	144	173	602
Net gains on disposition of property	(107,149)	(46,817)	(47,773)
Loss on disposition of investment in unconsolidated affiliate	4,700	—	—
Gain on deconsolidation of affiliate	—	—	(11,778)
Equity in earnings of unconsolidated affiliates	(2,369)	(4,158)	(1,107)
Distributions of earnings from unconsolidated affiliates	6,699	5,973	1,246
Settlement of cash flow hedges	—	—	(493)
Changes in operating assets and liabilities:
Accounts receivable	1,444	(3,222)	(547)
Prepaid expenses and other assets	2,212	2,669	1,259
Accrued straight-line rents receivable	(13,978)	(9,626)	(24,510)
Accounts payable, accrued expenses and other liabilities	(13,978)	14,037	3,871
Net cash provided by operating activities	359,207	403,584	386,962
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	(441,522)	(50,835)	(18,544)
Investments in development in-process	(3,944)	(4,149)	(33,848)
Investments in tenant improvements and deferred leasing costs	(154,960)	(143,824)	(112,290)
Investments in building improvements	(45,790)	(41,005)	(64,312)
Net proceeds from disposition of real estate assets	195,162	100,934	101,829
Net proceeds from disposition of investment in unconsolidated affiliate	24,141	—	—
Distributions of capital from unconsolidated affiliates	8,104	8,484	6,594
Investments in mortgages and notes receivable	(9,077)	(6,229)	(14,463)
Repayments of mortgages and notes receivable	7,835	63	9,888
Investments in and advances to unconsolidated affiliates	(28,488)	(153,361)	(132,609)
Repayments of preferred equity from unconsolidated affiliates	—	—	80,000
Changes in earnest money deposits	10,000	(10,000)	15,500
Changes in other investing activities	(2,125)	(2,513)	(7,431)
Net cash used in investing activities	$(440,664)	$(302,435)	$(169,686)

Table on Contents
HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows – Continued
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Financing activities:
Dividends on Common Stock	$(216,728)	$(212,351)	$(211,023)
Redemptions/repurchases of Preferred Stock	(2,120)	—	(10)
Redemptions of Common Units	(10)	—	(163)
Dividends on Preferred Stock	(2,359)	(2,485)	(2,485)
Distributions to noncontrolling interests in the Operating Partnership	(4,249)	(4,303)	(4,511)
Distributions to noncontrolling interests in consolidated affiliates	(320)	(400)	—
Proceeds from the issuance of Common Stock	63,023	53,518	1,741
Costs paid for the issuance of Common Stock	(1,430)	(843)	(226)
Repurchase of shares related to tax withholdings	(2,009)	(1,438)	(1,325)
Borrowings on revolving credit facility	476,000	339,000	249,000
Repayments of revolving credit facility	(555,000)	(255,000)	(615,000)
Borrowings on mortgages and notes payable	379,878	—	590,352
Repayments of mortgages and notes payable	(38,868)	(7,056)	(206,726)
Contributions from noncontrolling interests in consolidated affiliates	—	—	320
Payments for debt issuance costs and other financing activities	(4,979)	(7,683)	(5,370)
Net cash provided by/(used in) financing activities	90,829	(99,041)	(205,426)
Net increase in cash and cash equivalents and restricted cash	9,372	2,108	11,850
Cash from deconsolidation of affiliate	—	—	(6,386)
Cash and cash equivalents and restricted cash at beginning of the period	33,677	31,569	26,105
Cash and cash equivalents and restricted cash at end of the period	$43,049	$33,677	$31,569

Reconciliation of cash and cash equivalents and restricted cash:

	Year Ended December 31,
	2025	2024	2023
Cash and cash equivalents at end of the period	$27,358	$22,412	$25,123
Restricted cash at end of the period	15,691	11,265	6,446
Cash and cash equivalents and restricted cash at end of the period	$43,049	$33,677	$31,569

Supplemental disclosure of cash flow information:

	Year Ended December 31,
	2025	2024	2023
Cash paid for interest, net of amounts capitalized	$144,603	$133,584	$129,764
Supplemental disclosure of non-cash investing and financing activities:

	Year Ended December 31,
	2025	2024	2023
Conversions of Common Units to Common Stock	3,329	132	4,795
Changes in accrued capital expenditures (1)	(7,553)	(2,667)	2,342
Write-off of fully depreciated real estate assets	83,344	93,636	76,722
Write-off of fully amortized leasing costs	41,197	47,644	36,051
Write-off of fully amortized debt issuance costs	1,388	4,083	1,356
Adjustment of noncontrolling interests in the Operating Partnership to fair value	(8,538)	18,666	(10,152)
Derecognition of lease liabilities related to right of use assets	—	(4,027)	—
__________
(1)Accrued capital expenditures included in accounts payable, accrued expenses and other liabilities as of December 31, 2025, 2024 and 2023 were $45.0 million, $52.9 million and $55.7 million, respectively.
See accompanying notes to consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of the General Partner of Highwoods Realty Limited Partnership:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Highwoods Realty Limited Partnership and subsidiaries (the “Operating Partnership”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, capital, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

The Operating Partnership makes judgments to determine whether specific real estate assets possess indicators of impairment. Changes in those judgments could have a material impact on the real estate assets that are identified for further analysis. For those real estate assets where impairment has been identified, the Operating Partnership makes significant estimates and assumptions to determine the fair value using discounted future cash flows expected to be generated over the life of the asset.

Given (1) the Operating Partnership’s evaluation of possible indications of impairment of real estate assets requires management to make judgments, (2) the undiscounted estimated future operating and residual cash flows to determine recoverability require management to make significant estimates and assumptions related to current and projected trends in rental rates, occupancy, capitalization rates and estimated hold periods, and (3) the determination of fair value also requires management to make significant estimates and assumptions related to the current and projected trends in discount rates, performing audit procedures to evaluate (a) whether management appropriately identified events or changes in circumstances indicating that the carrying amounts of real estate assets may not be recoverable, (b) the reasonableness of managements undiscounted future cash flow analysis, and (c) the reasonableness of managements discounted future cash flow analysis, required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the evaluation of real estate assets for possible indications of impairment and our procedures related to the undiscounted estimated future operating and residual cash flows to determine recoverability and discount rate used in determining fair value, included the following, among others:

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

•We tested the effectiveness of controls over management’s determination of the discount rate used in the estimation of fair value utilized to record impairment charges.

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

–Evaluating the reasonableness of the significant assumptions used in the undiscounted estimated future operating and residual cash flows, including the estimated hold period, rental rates, growth rates, and capitalization rate assumptions.

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
February 10, 2026

We have served as the Operating Partnership’s auditor since 2006.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Balance Sheets
(in thousands, except unit and per unit data)

	December 31,
	2025	2024
Assets:
Real estate assets, at cost:
Land	$609,177	$570,286
Buildings and tenant improvements	6,144,697	5,826,603
Development in-process	6,248	—
Land held for development	214,149	221,048
	6,974,271	6,617,937
Less-accumulated depreciation	(1,902,276)	(1,796,586)
Net real estate assets	5,071,995	4,821,351
Real estate and other assets, net, held for sale	23,201	55,409
Cash and cash equivalents	27,358	22,412
Restricted cash	15,691	11,265
Accounts receivable	28,263	28,287
Mortgages and notes receivable	12,228	11,064
Accrued straight-line rents receivable	318,024	308,853
Investments in and advances to unconsolidated affiliates	471,580	485,726
Deferred leasing costs, net of accumulated amortization of $169,972 and $170,312, respectively	244,258	209,967
Prepaid expenses and other assets, net of accumulated depreciation of $25,144 and $20,626, respectively	61,240	75,021
Total Assets	$6,273,838	$6,029,355
Liabilities, Redeemable Operating Partnership Units and Capital:
Mortgages and notes payable, net	$3,554,178	$3,293,559
Accounts payable, accrued expenses and other liabilities	284,006	304,551
Total Liabilities	3,838,184	3,598,110
Commitments and contingencies
Redeemable Operating Partnership Units:
Common Units, 2,044,053 and 2,151,423 outstanding, respectively	52,777	65,791
Series A Preferred Units (liquidation preference $1,000 per unit), 26,691 and 28,811 units issued and outstanding, respectively	26,691	28,811
Total Redeemable Operating Partnership Units	79,468	94,602
Capital:
Common Units:
General partner Common Units, 1,115,405 and 1,093,664 outstanding, respectively	23,547	23,345
Limited partner Common Units, 108,381,027 and 106,121,304 outstanding, respectively	2,331,236	2,311,253
Accumulated other comprehensive loss	(2,494)	(2,246)
Noncontrolling interests in consolidated affiliates	3,897	4,291
Total Capital	2,356,186	2,336,643
Total Liabilities, Redeemable Operating Partnership Units and Capital	$6,273,838	$6,029,355
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Income
(in thousands, except per unit amounts)

	Year Ended December 31,
	2025	2024	2023
Rental and other revenues	$806,112	$825,862	$833,997
Operating expenses:
Rental property and other expenses	261,373	272,173	268,782
Depreciation and amortization	294,954	299,046	299,411
Impairments of real estate assets	8,800	24,600	—
General and administrative	40,307	41,903	42,857
Total operating expenses	605,434	637,722	611,050
Interest expense	152,433	147,198	136,710
Other income	9,587	12,337	4,435
Gains on disposition of property	107,149	46,817	47,773
Gain on deconsolidation of affiliate	—	—	11,778
Loss on disposition of investment in unconsolidated affiliate	(4,700)	—	—
Equity in earnings of unconsolidated affiliates	2,369	4,158	1,107
Net income	162,650	104,254	151,330
Net loss attributable to noncontrolling interests in consolidated affiliates	74	34	549
Distributions on Preferred Units	(2,359)	(2,485)	(2,485)
Net income available for common unitholders	$160,365	$101,803	$149,394
Earnings per Common Unit – basic:
Net income available for common unitholders	$1.46	$0.94	$1.39
Weighted average Common Units outstanding – basic	110,161	107,910	107,376
Earnings per Common Unit – diluted:
Net income available for common unitholders	$1.46	$0.94	$1.39
Weighted average Common Units outstanding – diluted	110,161	107,910	107,376
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Comprehensive income:
Net income	$162,650	$104,254	$151,330
Other comprehensive income/(loss):
Settlement of cash flow hedges	—	—	(493)
Amortization of cash flow hedges	(248)	(249)	(293)
Total other comprehensive loss	(248)	(249)	(786)
Total comprehensive income	162,402	104,005	150,544
Net loss attributable to noncontrolling interests in consolidated affiliates	74	34	549
Comprehensive income attributable to common unitholders	$162,476	$104,039	$151,093
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Capital
(in thousands)

	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance as of December 31, 2022	$24,492	$2,424,663	$(1,211)	$22,235	$2,470,179
Issuances of Common Units, net of issuance costs and tax withholdings	2	188	—	—	190
Redemptions of Common Units	(2)	(161)	—	—	(163)
Distributions on Common Units ($2.00 per unit)	(2,147)	(212,569)	—	—	(214,716)
Distributions on Preferred Units ($86.25 per unit)	(25)	(2,460)	—	—	(2,485)
Share-based compensation expense, net of forfeitures	70	6,914	—	—	6,984
Contributions from noncontrolling interests in consolidated affiliates	—	—	—	320	320
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	156	15,483	—	—	15,639
Net loss attributable to noncontrolling interests in consolidated affiliates	5	544	—	(549)	—
Deconsolidation of affiliate	—	—	—	(17,281)	(17,281)
Comprehensive income:
Net income	1,513	149,817	—	—	151,330
Other comprehensive loss	—	—	(786)	—	(786)
Total comprehensive income					150,544
Balance as of December 31, 2023	24,064	2,382,419	(1,997)	4,725	2,409,211
Issuances of Common Units, net of issuance costs and tax withholdings	512	50,725	—	—	51,237
Distributions on Common Units ($2.00 per unit)	(2,158)	(213,678)	—	—	(215,836)
Distributions on Preferred Units ($86.25 per unit)	(25)	(2,460)	—	—	(2,485)
Share-based compensation expense, net of forfeitures	80	7,920	—	—	8,000
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(400)	(400)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	(171)	(16,918)	—	—	(17,089)
Net loss attributable to noncontrolling interests in consolidated affiliates	—	34	—	(34)	—
Comprehensive income:
Net income	1,043	103,211	—	—	104,254
Other comprehensive loss	—	—	(249)	—	(249)
Total comprehensive income					104,005
Balance as of December 31, 2024	23,345	2,311,253	(2,246)	4,291	2,336,643
Issuances of Common Units, net of issuance costs and tax withholdings	596	58,988	—	—	59,584
Redemptions of Common Units	—	(10)	—	—	(10)
Distributions on Common Units ($2.00 per unit)	(2,202)	(217,957)	—	—	(220,159)
Distributions on Preferred Units ($86.25 per unit)	(24)	(2,335)	—	—	(2,359)
Share-based compensation expense, net of forfeitures	82	8,127	—	—	8,209
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(320)	(320)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	122	12,074	—	—	12,196
Net loss attributable to noncontrolling interests in consolidated affiliates	1	73	—	(74)	—
Comprehensive income:
Net income	1,627	161,023	—	—	162,650
Other comprehensive loss	—	—	(248)	—	(248)
Total comprehensive income					162,402
Balance as of December 31, 2025	$23,547	$2,331,236	$(2,494)	$3,897	$2,356,186
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Operating activities:
Net income	$162,650	$104,254	$151,330
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	294,954	299,046	299,411
Amortization of lease incentives and acquisition-related intangible assets and liabilities	2,564	1,413	1,135
Share-based compensation expense	8,209	8,000	6,984
Net credit losses/(reversals) on operating lease receivables	(118)	2,289	3,834
Accrued interest on mortgages and notes receivable	(1,280)	(548)	(805)
Amortization of debt issuance costs	5,809	5,638	4,884
Amortization of cash flow hedges	(248)	(249)	(293)
Amortization of mortgages and notes payable fair value adjustments	142	112	(288)
Impairments of real estate assets	8,800	24,600	—
Losses on debt extinguishment	144	173	602
Net gains on disposition of property	(107,149)	(46,817)	(47,773)
Loss on disposition of investment in unconsolidated affiliate	4,700	—	—
Gain on deconsolidation of affiliate	—	—	(11,778)
Equity in earnings of unconsolidated affiliates	(2,369)	(4,158)	(1,107)
Distributions of earnings from unconsolidated affiliates	6,699	5,973	1,246
Settlement of cash flow hedges	—	—	(493)
Changes in operating assets and liabilities:
Accounts receivable	1,444	(3,222)	(547)
Prepaid expenses and other assets	2,212	2,669	1,259
Accrued straight-line rents receivable	(13,978)	(9,626)	(24,510)
Accounts payable, accrued expenses and other liabilities	(13,978)	14,037	3,871
Net cash provided by operating activities	359,207	403,584	386,962
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	(441,522)	(50,835)	(18,544)
Investments in development in-process	(3,944)	(4,149)	(33,848)
Investments in tenant improvements and deferred leasing costs	(154,960)	(143,824)	(112,290)
Investments in building improvements	(45,790)	(41,005)	(64,312)
Net proceeds from disposition of real estate assets	195,162	100,934	101,829
Net proceeds from disposition of investment in unconsolidated affiliate	24,141	—	—
Distributions of capital from unconsolidated affiliates	8,104	8,484	6,594
Investments in mortgages and notes receivable	(9,077)	(6,229)	(14,463)
Repayments of mortgages and notes receivable	7,835	63	9,888
Investments in and advances to unconsolidated affiliates	(28,488)	(153,361)	(132,609)
Repayments of preferred equity from unconsolidated affiliates	—	—	80,000
Changes in earnest money deposits	10,000	(10,000)	15,500
Changes in other investing activities	(2,125)	(2,513)	(7,431)
Net cash used in investing activities	$(440,664)	$(302,435)	$(169,686)

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows - Continued
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Financing activities:
Distributions on Common Units	$(220,159)	$(215,836)	$(214,716)
Redemptions/repurchases of Preferred Units	(2,120)	—	(10)
Redemptions of Common Units	(10)	—	(163)
Distributions on Preferred Units	(2,359)	(2,485)	(2,485)
Distributions to noncontrolling interests in consolidated affiliates	(320)	(400)	—
Proceeds from the issuance of Common Units	63,023	53,518	1,741
Costs paid for the issuance of Common Units	(1,430)	(843)	(226)
Repurchase of units related to tax withholdings	(2,009)	(1,438)	(1,325)
Borrowings on revolving credit facility	476,000	339,000	249,000
Repayments of revolving credit facility	(555,000)	(255,000)	(615,000)
Borrowings on mortgages and notes payable	379,878	—	590,352
Repayments of mortgages and notes payable	(38,868)	(7,056)	(206,726)
Contributions from noncontrolling interests in consolidated affiliates	—	—	320
Payments for debt issuance costs and other financing activities	(5,797)	(8,501)	(6,188)
Net cash provided by/(used in) financing activities	90,829	(99,041)	(205,426)
Net increase in cash and cash equivalents and restricted cash	9,372	2,108	11,850
Cash from deconsolidation of affiliate	—	—	(6,386)
Cash and cash equivalents and restricted cash at beginning of the period	33,677	31,569	26,105
Cash and cash equivalents and restricted cash at end of the period	$43,049	$33,677	$31,569
/
Reconciliation of cash and cash equivalents and restricted cash:

	Year Ended December 31,
	2025	2024	2023
Cash and cash equivalents at end of the period	$27,358	$22,412	$25,123
Restricted cash at end of the period	15,691	11,265	6,446
Cash and cash equivalents and restricted cash at end of the period	$43,049	$33,677	$31,569
Supplemental disclosure of cash flow information:

	Year Ended December 31,
	2025	2024	2023
Cash paid for interest, net of amounts capitalized	$144,603	$133,584	$129,764
Supplemental disclosure of non-cash investing and financing activities:

	Year Ended December 31,
	2025	2024	2023
Changes in accrued capital expenditures (1)	(7,553)	(2,667)	2,342
Write-off of fully depreciated real estate assets	83,344	93,636	76,722
Write-off of fully amortized leasing costs	41,197	47,644	36,051
Write-off of fully amortized debt issuance costs	1,388	4,083	1,356
Adjustment of Redeemable Common Units to fair value	(13,014)	16,271	(16,457)
Derecognition of lease liabilities related to right of use assets	—	(4,027)	—
__________
(1)Accrued capital expenditures included in accounts payable, accrued expenses and other liabilities as of December 31, 2025, 2024 and 2023 were $45.0 million, $52.9 million and $55.7 million, respectively.
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
(tabular dollar amounts in thousands, except per share and per unit data)

1.    Description of Business and Significant Accounting Policies

Description of Business

Highwoods Properties, Inc. (the “Company”) is a fully integrated office real estate investment trust (“REIT”) that owns, develops, acquires, leases and manages properties primarily in the best business districts of Atlanta, Charlotte, Dallas, Nashville, Orlando, Raleigh, Richmond and Tampa. The Company conducts its activities through Highwoods Realty Limited Partnership (the “Operating Partnership”). As of December 31, 2025, we owned or had an interest in 27.5 million rentable square feet of in-service properties, 1.4 million rentable square feet of office properties under development and development land with approximately 4.2 million rentable square feet of potential office build out.

The Company is the sole general partner of the Operating Partnership. As of December 31, 2025, the Company owned all of the Preferred Units and 109.5 million, or 98.2%, of the Common Units in the Operating Partnership. Limited partners owned the remaining 2.0 million Common Units. In the event the Company issues shares of Common Stock, the net proceeds of the issuance are contributed to the Operating Partnership in exchange for additional Common Units. Generally, the Operating Partnership is obligated to redeem each Common Unit at the request of the unitholder for cash equal to the value of one share of Common Stock based on the average of the market price for the 10 trading days immediately preceding the notice date of such redemption, provided that the Company, at its option, may elect to acquire any such Common Units presented for redemption for cash or one share of Common Stock. The Common Units owned by the Company are not redeemable. During 2025, the Company redeemed 107,044 Common Units for a like number of shares of Common Stock and 326 common units for cash.

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

As of December 31, 2025, we are involved with six entities we determined to be variable interest entities, one of which we are the primary beneficiary and is consolidated and five of which we are not the primary beneficiary and are not consolidated. In addition, during 2025, we acquired a building using a special purpose entity owned by a qualified intermediary to facilitate a potential Section 1031 reverse exchange under the Internal Revenue Code. To realize the tax deferral available under the Section 1031 exchange, we must complete the Section 1031 exchange, and take title to the to-be-exchanged building within 180 days of the acquisition date. We have determined that this entity is a variable interest entity of which we are the primary beneficiary and therefore, we consolidate this entity. As of December 31, 2025, this variable interest entity had total assets and liabilities of $195.9 million and $2.7 million, respectively.

All intercompany transactions and accounts have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in our Consolidated Financial Statements and accompanying notes. Actual results could differ from those estimates.

Insurance

We are primarily self-insured for health care claims for participating employees. To limit our exposure to significant claims, we have stop-loss coverage on a per claim and annual aggregate basis. We use all relevant information to determine our liabilities for claims, including actuarial estimates of claim liabilities. When determining our liabilities, we include claims for incurred losses, even if they are unreported. As of December 31, 2025, a reserve of $0.4 million was recorded to cover estimated reported and unreported claims.

Real Estate and Related Assets

Real estate and related assets are recorded at cost and stated at cost less accumulated depreciation. Renovations, replacements and other expenditures that improve or extend the life of assets are capitalized and depreciated over their estimated useful lives. Expenditures for ordinary maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful life of 40 years for buildings and depreciable land infrastructure costs, 15 years for building improvements and five to seven years for furniture, fixtures and equipment. Tenant improvements are amortized using the straight-line method over the initial fixed terms of the respective leases, which generally range from three to 10 years. Depreciation expense for real estate assets was $255.1 million, $256.0 million and $253.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

We record liabilities for the performance of asset retirement activities when the obligation to perform such activities is probable, even when uncertainty exists about the timing and/or method of settlement.

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

If the carrying amount of a held for use asset exceeds the sum of its undiscounted future operating and residual cash flows, an impairment loss is recorded for the difference between estimated fair value of the asset and the carrying amount. We generally estimate the fair value of assets held for use by using discounted cash flow analyses. In some instances, appraisal information may be available and is used in addition to a discounted cash flow analysis. As the factors used in generating these cash flows are difficult to predict and subject to future events that may alter our assumptions, the discounted and/or undiscounted future operating and residual cash flows estimated by us in our impairment analyses or those established by appraisal may not be achieved, and we may be required to recognize future impairment losses on properties held for use.

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

Lease related receivables, which include accounts receivable and accrued straight-line rents receivable, are reduced for credit losses when the amount recorded is determined, in management’s judgment, to not be probable of collection. Such amounts are recognized as a reduction to rental and other revenues. We regularly evaluate the collectability of our lease related receivables. Our evaluation of collectability primarily consists of reviewing the credit quality of our customer, historical trends of the customer and changes in customer payment terms. We do not maintain a general reserve to estimate amounts that may not be collectible. If our assumptions regarding the collectability of lease related receivables prove incorrect, we could experience credit losses in excess of what was recognized in rental and other revenues.

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

Investments in Unconsolidated Affiliates

We account for our joint venture investments using the equity method of accounting when we have significant influence over the joint venture but do not control the partnership. These investments are initially recorded at cost as investments in unconsolidated affiliates and are subsequently adjusted for our share of earnings and cash contributions and distributions. To the extent our cost basis at formation of the joint venture is different than the basis reflected at the joint venture level, the basis difference is amortized over the life of the related assets and included in our share of equity in earnings of unconsolidated affiliates.

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

Concentration of Credit Risk

As of December 31, 2025, our consolidated properties were leased to approximately 1,500 customers. The geographic locations that comprise greater than 10.0% of our rental and other revenues are Atlanta, Charlotte, Nashville, Raleigh and Tampa. Our customers engage in a wide variety of businesses. No single customer generated more than 5% of our consolidated revenues during 2025.

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

Recently Issued Accounting Standards

The Financial Accounting Standards Board (“FASB”) issued an accounting standards update (“ASU”) that requires disaggregated disclosure of income statement expenses. Certain expense captions will be disaggregated into specified categories in disclosures within the Notes to Consolidated Financial Statements. The ASU is required to be adopted in our 2027 Annual Report. We do not expect this adoption to have a material effect on our Consolidated Financial Statements.

2.    Leases

Information as Lessor

We recognized rental and other revenues related to operating lease payments of $788.6 million, $811.6 million and $819.9 million, of which variable lease payments were $66.2 million, $75.3 million and $72.9 million, during the years ended December 31, 2025, 2024 and 2023, respectively. The following table sets forth the undiscounted cash flows for future minimum base rents to be received from customers for leases in effect as of December 31, 2025 for our consolidated properties:

2026	$694,049
2027	680,593
2028	628,443
2029	575,487
2030	508,740
Thereafter	1,832,647
$4,919,959

Information as Lessee

We have office assets encompassing 1.2 million rentable square feet subject to operating ground leases in Nashville, Orlando, Raleigh and Tampa with a weighted average remaining term of 50 years. Rental payments on these leases are adjusted periodically based on either the CPI or on a pre-determined schedule. The monthly payments on a pre-determined schedule are recognized on a straight-line basis over the terms of the respective leases. Changes in the CPI are not estimated as part of our measurement of straight-line rental expense. We recognized $2.4 million, $2.6 million and $2.6 million of ground lease expense during the years ended December 31, 2025, 2024, and 2023, respectively, and we paid $2.4 million, $2.5 million and $2.4 million in cash during 2025, 2024 and 2023, respectively.

The following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments on operating ground leases as of December 31, 2025 and a reconciliation of those cash flows to the operating lease liability as of December 31, 2025:

2026	$2,121
2027	2,172
2028	2,226
2029	2,067
2030	2,125
Thereafter	64,112
74,823
Discount	(47,679)
Lease liability	$27,144

3.    Real Estate Assets

Acquisitions

During 2025, we acquired 6HUNDRED, a 411,000 square foot office building in Uptown Charlotte. Our total purchase price, net of closing credits, was $193.4 million, including capitalized acquisition costs. The assets acquired and liabilities assumed were recorded at relative fair value as determined by management based on information available at the acquisition date and on current assumptions as to future operations.

During 2025, we acquired the Legacy Union parking garage located at 720 South Church Street in Uptown Charlotte for a total purchase price, including capitalized acquisition costs, of $110.2 million. This 3,057-space garage supports the parking needs for 1.2 million square feet of Highwoods-owned office at Legacy Union, which consists of Bank of America Tower and SIX50 at Legacy Union, and is connected to these office buildings via a skybridge. The assets acquired and liabilities assumed were recorded at relative fair value as determined by management based on information available at the acquisition date and on current assumptions as to future operations.

During 2025, we acquired Advance Auto Parts Tower, a 346,000 square foot office building in Raleigh, for a total purchase price, including capitalized acquisition costs, of $137.9 million. The assets acquired and liabilities assumed were recorded at relative fair value as determined by management based on information available at the acquisition date and on current assumptions as to future operations.

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

Dispositions

During 2025, we sold a total of seven buildings in Atlanta, Richmond, Tampa and Raleigh and land in Pittsburgh, Orlando and Raleigh for an aggregate sales price of $205.7 million and recorded aggregate net gains on disposition of property of $107.1 million.

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

During 2025, the buyer exercised its extension option on this interest-only first mortgage. In connection with this extension, we received additional cash of $1.0 million. The loan will bear interest at SOFR plus 150 basis points during the one-year extension period. The disposition still does not meet the contract criteria to be recognized as a sale. We will continue to account for the land parcel as land held for development on our Consolidated Balance Sheets, and the mortgage associated with the seller financing will not be recorded on our Consolidated Balance Sheets. The cash received for the extension is recorded as a nonrefundable deposit in accounts payable, accrued expenses and other liabilities on our Consolidated Balance Sheets.

Impairments

During 2025, we recorded an impairment charge of $8.8 million to lower the carrying amount of two non-core, out-of-service assets at Century Center in Atlanta to their estimated fair values.

During 2024, we recorded an impairment charge of $24.6 million to lower the carrying amount of 625 Liberty (formerly known as EQT Plaza), a 616,000 square foot non-core building in CBD Pittsburgh, to its estimated fair value.

4.    Investments in and Advances to Affiliates

Unconsolidated Affiliates

We have equity interests of up to 50.0% in various joint ventures with unrelated third parties that are accounted for using the equity method of accounting because we have the ability to exercise significant influence over the operating and financial policies of the joint venture investment. The difference between the cost of these investments and the net book value of the underlying net assets was $15.6 million and $21.3 million as of December 31, 2025 and 2024, respectively.

The following table sets forth our ownership in unconsolidated affiliates as of December 31, 2025:

Joint Venture	Location	Ownership Interest
Granite Park Six JV, LLC	Dallas	50.0%
GPI 23 Springs JV, LLC	Dallas	50.0%
M+O JV, LLC	Dallas	50.0%
Midtown East Tampa, LLC	Tampa	50.0%
Brand/HRLP 2827 Peachtree, LLC	Atlanta	50.0%
Plaza Colonnade, Tenant-in-Common	Kansas City	50.0%
Kessinger/Hunter & Company, LC	Kansas City	26.5%

- Highwoods-Markel Associates, LLC (“Markel joint venture”)

In 1999, we formed a joint venture with Markel Corporation (“Markel”) in which we owned a 50.0% interest. The Markel joint venture was consolidated as of December 31, 2022 because we controlled the major operating and financial policies of the entity. Effective January 1, 2023, the agreement governing the joint venture was modified to require the consent of both partners for major operating and financial policies of the entity. As a result, the Markel joint venture was deconsolidated effective January 1, 2023, and this joint venture began being accounted for using the equity method of accounting. We recognized a gain on deconsolidation of $11.8 million in 2023 related to adjusting our retained interest in the joint venture to fair value.

In 2025, we sold our 50.0% interest in the Markel joint venture to Markel. As a result, we recognized a loss on disposition of investment in unconsolidated affiliate of $4.7 million. Additionally, the Markel joint venture distributed a parcel of development land to a newly formed joint venture in which we and Markel each retained a 50.0% interest.

- Granite Park Six JV, LLC (“Granite Park Six joint venture”)

We own the Granite Park Six building in Dallas as part of a joint venture with Granite Properties (“Granite”). We own a 50.0% interest in this joint venture. The Granite Park Six joint venture has an anticipated total investment of $200.0 million. As of December 31, 2025, we have funded $76.8 million of our share of the equity for the Granite Park Six joint venture.

We determined that we have a variable interest in the Granite Park Six joint venture primarily because the entity was designed to pass along interest rate risk, equity price risk and operation risk to us and Granite as equity holders. The joint venture was further determined to be a variable interest entity as it requires additional subordinated financial support in the form of a loan because the initial equity investments provided by us and Granite were not sufficient to finance the planned investments and operations. We concluded we do not have the power to direct matters that most significantly impact the activities of the entity and therefore do not qualify as the primary beneficiary. Accordingly, the entity is not consolidated.

The Granite Park Six joint venture obtained a construction loan for up to $115.0 million, with an interest rate of SOFR plus 394 basis points and a maturity date of January 2026. This loan was paid off in full at maturity. See Note 16. In connection with this loan, the Granite Park Six joint venture obtained interest rate hedge contracts that effectively cap the underlying SOFR rate at 3.5%. During 2024, we and Granite each contributed $35.5 million to the Granite Park Six joint venture to pay down the outstanding $70.9 million balance of the construction loan. This reconsideration event did not change our initial conclusion that the Granite Park Six joint venture is a variable interest entity of which we are not the primary beneficiary. As such, the entity remains unconsolidated. As of December 31, 2025, $16.2 million was drawn on this loan.

As of December 31, 2025, our risk of loss with respect to this arrangement was limited to the carrying value of our investment balance of $75.3 million. The assets of the Granite Park Six joint venture can only be used to settle obligations of the joint venture, and its creditors have no recourse to our wholly owned assets.

- GPI 23 Springs JV, LLC (“23Springs joint venture”)

We own the 23Springs building in Dallas as part of a joint venture with Granite. We own a 50.0% interest in this joint venture. The 23Springs joint venture has an anticipated total investment of $460.0 million. As of December 31, 2025, we have funded $95.2 million of our share of the equity for the 23Springs joint venture.

We determined that we have a variable interest in the 23Springs joint venture primarily because the entity was designed to pass along interest rate risk, equity price risk and operation risk to us and Granite as equity holders. The joint venture was further determined to be a variable interest entity as it requires additional subordinated financial support in the form of a loan because the initial equity investments provided by us and Granite were not sufficient to finance the planned investments and operations. We concluded we do not have the power to direct matters that most significantly impact the activities of the entity and therefore do not qualify as the primary beneficiary. Accordingly, the entity is not consolidated.

The 23Springs joint venture obtained a construction loan for up to $265.0 million, with an interest rate of SOFR plus 355 basis points and a maturity date of March 2026, which can be extended for up to two additional years at our option. In connection with this loan, the 23Springs joint venture obtained interest rate hedge contracts that effectively cap the underlying SOFR rate at 3.5%. The current contract caps the rate with respect to $223.9 million of any outstanding amounts and expires in April 2026. As of December 31, 2025, $161.3 million was drawn on this loan.

As of December 31, 2025, our risk of loss with respect to this arrangement was limited to the carrying value of our investment balance of $104.5 million. The assets of the 23Springs joint venture can only be used to settle obligations of the joint venture, and its creditors have no recourse to our wholly owned assets.

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

We determined that we have a variable interest in the McKinney & Olive joint venture primarily because the entity was designed to pass along interest rate risk, equity price risk and operation risk to us and Granite as equity holders. The McKinney & Olive joint venture was further determined to be a variable interest entity as it required additional subordinated financial support in the form of a loan because the initial equity investments by us and Granite, including the additional preferred equity provided by us, were not sufficient to finance its planned investments and operations. We concluded we do not have the power to direct matters that most significantly impact the activities of the entity and therefore do not qualify as the primary beneficiary. Accordingly, the entity is not consolidated.

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

As of December 31, 2025, our risk of loss with respect to this arrangement was limited to the carrying value of our investment balance of $176.4 million. The assets of the McKinney & Olive joint venture can only be used to settle obligations of the joint venture, and its creditors have no recourse to our wholly owned assets.

- Midtown East Tampa, LLC (“Midtown East joint venture”)

We own the Midtown East building in Tampa as part of a joint venture with The Bromley Companies (“Bromley”) in which we own a 50.0% interest. Midtown East is a multi-customer office development project located in the mixed-use Midtown Tampa project in Tampa’s Westshore submarket. The Midtown East joint venture owns 143,000 square feet of an overall 432,000 square foot tower. The rest of Midtown East is owned by and serves as the headquarters of Tampa Electric and Peoples Gas. The total anticipated investment for the Midtown East joint venture’s share of the overall project is $83.0 million. In connection with the formation, we agreed to contribute our 50.0% share of the equity required to fund the development project, $14.1 million of which was funded as of December 31, 2025. We also committed to provide a $52.3 million interest-only secured construction loan to the Midtown East joint venture that is scheduled to mature in March 2028. The loan bears interest at SOFR plus 450 basis points. As of December 31, 2025, $35.2 million was drawn on this loan.

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

As of December 31, 2025, our risk of loss with respect to this arrangement was $48.1 million, which consists of the $12.9 million carrying value of our investment balance plus the $35.2 million outstanding balance of the loan we have provided to the joint venture. The outstanding balance on the loan is recorded in investments in and advances to unconsolidated affiliates on our Consolidated Balance Sheets. The assets of the Midtown East joint venture can only be used to settle obligations of the joint venture, and its creditors have no recourse to our wholly owned assets.

- Brand/HRLP 2827 Peachtree LLC (“2827 Peachtree joint venture”)

We own the 2827 Peachtree building in Atlanta as part of a joint venture with Brand Properties, LLC (“Brand”) in which we own a 50.0% interest. The 2827 Peachtree joint venture has an anticipated total investment of $79.0 million. In connection with the formation, we agreed to contribute cash of $13.3 million, which has been fully funded. Brand contributed land valued at $7.7 million and cash of $5.6 million. We also committed to provide a $52.8 million interest-only secured construction loan to the 2827 Peachtree joint venture that was originally scheduled to mature in December 2024 with an option to extend for one year. During 2024, the joint venture exercised the option to extend the loan for one year and during 2025, we agreed to extend the loan for two additional years. The loan is now scheduled to mature in December 2027. The loan bears interest at SOFR plus 310 basis points. As of December 31, 2025, $49.9 million was drawn on this loan.

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

As of December 31, 2025, our risk of loss with respect to this arrangement was $61.9 million, which consists of the $12.0 million carrying value of our investment balance plus the $49.9 million outstanding balance of the loan we have provided to the joint venture. The outstanding balance on the loan is recorded in investments in and advances to unconsolidated affiliates on our Consolidated Balance Sheets. The assets of the 2827 Peachtree joint venture can only be used to settle obligations of the joint venture, and its creditors have no recourse to our wholly owned assets.

- Other Activities

We receive development, management and leasing fees for services provided to certain of our joint ventures. These fees are recognized in income to the extent of our respective joint venture partner’s interest. During the years ended December 31, 2025, 2024 and 2023, we recognized $0.5 million, $0.9 million and $1.0 million, respectively, of development/construction, management and leasing fees from our unconsolidated joint ventures.

Consolidated Affiliates

- HRLP MTW, LLC (“Midtown West joint venture”)

We own the Midtown West building in Tampa as part of a joint venture with Bromley in which we own an 80.0% interest. In connection with the formation, we agreed to contribute cash of $20.0 million, which has been fully funded. Bromley contributed land valued at $5.0 million in exchange for the remaining 20.0% interest. We also provided a $46.3 million interest-only secured construction loan to the Midtown West joint venture. All of the amounts outstanding under this loan were repaid in 2023.

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

The following table sets forth the assets and liabilities of the Midtown West joint venture included on our Consolidated Balance Sheets:

	December 31,
	2025	2024
Net real estate assets	$56,299	$58,443
Cash and cash equivalents	$1,361	$1,530
Accounts receivable	$203	$42
Accrued straight-line rents receivable	$5,254	$5,192
Deferred leasing costs, net	$2,211	$2,596
Prepaid expenses and other assets	$124	$104
Mortgages and notes payable, net	$44,059	$44,325
Accounts payable, accrued expenses and other liabilities	$1,170	$1,297

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

5.    Intangible Assets and Below Market Lease Liabilities

The following table sets forth total intangible assets and acquisition-related below market lease liabilities, net of accumulated amortization:

	December 31,
	2025	2024
Assets:
Deferred leasing costs (including lease incentives and above market lease and in-place lease acquisition-related intangible assets)	$414,230	$380,279
Less accumulated amortization	(169,972)	(170,312)
	$244,258	$209,967
Liabilities (in accounts payable, accrued expenses and other liabilities):
Acquisition-related below market lease liabilities	$32,628	$37,482
Less accumulated amortization	(17,102)	(21,296)
	$15,526	$16,186

The following table sets forth amortization of intangible assets and below market lease liabilities:

	Year Ended December 31,
	2025	2024	2023
Amortization of deferred leasing costs and acquisition-related intangible assets (in depreciation and amortization)	$37,052	$40,301	$43,511
Amortization of lease incentives (in rental and other revenues)	$2,851	$2,577	$2,816
Amortization of acquisition-related above market lease intangible assets (in rental and other revenues)	$2,470	$3,076	$3,338
Amortization of acquisition-related below market lease liabilities (in rental and other revenues)	$(2,757)	$(4,240)	$(5,019)

The following table sets forth scheduled future amortization of intangible assets and below market lease liabilities:

Years Ending December 31,	Amortization of Deferred Leasing Costs and Acquisition-Related Intangible Assets (in Depreciation and Amortization)	Amortization of Lease Incentives (in Rental and Other Revenues)	Amortization of Acquisition-Related Above Market Lease Intangible Assets (in Rental and Other Revenues)	Amortization of Acquisition-Related Below Market Lease Liabilities (in Rental and Other Revenues)
2026	$38,640	$2,655	$2,447	$(2,607)
2027	34,194	2,439	1,971	(2,238)
2028	30,050	2,238	1,814	(1,825)
2029	27,060	1,947	1,682	(1,554)
2030	23,864	1,635	1,417	(1,550)
Thereafter	61,433	4,736	4,036	(5,752)
	$215,241	$15,650	$13,367	$(15,526)
Weighted average remaining amortization periods as of December 31, 2025 (in years)	7.5	7.6	7.5	8.1

The following table sets forth the intangible assets acquired as a result of the acquisitions of Advance Auto Parts Tower in Raleigh, the Legacy Union parking garage in Charlotte and 6HUNDRED in Charlotte in 2025:

	Acquisition-Related Above Market Lease Intangible Assets (amortized in Rental and Other Revenues)	Acquisition-Related Intangible Assets (amortized in Depreciation and Amortization)	Acquisition-Related Below Market Lease Liabilities (amortized in Rental and Other Revenues)
Amount recorded at acquisition	$4,665	$39,867	$(2,096)
Weighted average remaining amortization periods as of December 31, 2025 (in years)	10.3	10.2	12.2

6.    Mortgages and Notes Payable

Our mortgages and notes payable consisted of the following:

	December 31,
	2025	2024
Secured indebtedness (1):
5.69% mortgage loan due 2028	$200,000	$200,000
7.29% mortgage loan due 2028 (2)	44,530	44,965
4.27% (3.61% effective rate) mortgage loan due 2028 (3)	104,681	107,584
4.00% mortgage loan due 2029	83,730	84,712
3.61% (3.19% effective rate) mortgage loan due 2029 (4)	83,748	84,054
3.40% (3.50% effective rate) mortgage loan due 2033 (5)	68,721	69,575
4.60% (3.73% effective rate) mortgage loan due 2037 (6)	117,999	121,296
	703,409	712,186
Unsecured indebtedness:
3.875% (4.038% effective rate) notes due 2027 (7)	299,533	299,134
4.125% (4.271% effective rate) notes due 2028 (8)	349,104	348,690
4.200% (4.234% effective rate) notes due 2029 (9)	349,681	349,583
3.050% (3.079% effective rate) notes due 2030 (10)	399,596	399,498
2.600% (2.645% effective rate) notes due 2031 (11)	399,205	399,048
5.350% (5.431% effective rate) notes due 2033 (12)	348,308	—
7.650% (7.836% effective rate) notes due 2034 (13)	346,318	345,862
Variable rate term loan due 2026 (14)	—	200,000
Variable rate term loan due 2027 (15)	150,000	150,000
Variable rate term loan due 2029 (16)	200,000	—
Revolving credit facility due 2028 (16)	25,000	104,000
	2,866,745	2,595,815
Less-unamortized debt issuance costs	(15,976)	(14,442)
Total mortgages and notes payable, net	$3,554,178	$3,293,559
__________
(1)Our secured mortgage loans were collateralized by real estate assets with an undepreciated book value of $1,263.4 million as of December 31, 2025. We paid down $7.3 million of secured loan balances through principal amortization during 2025.
(2)The borrower under this loan is our Midtown West joint venture, a consolidated 80.0% owned joint venture. See Note 4.
(3)Net of unamortized fair market value premium of $1.5 million and $2.1 million as of December 31, 2025 and 2024, respectively.
(4)Net of unamortized fair market value premium of $1.1 million and $1.4 million as of December 31, 2025 and 2024, respectively.
(5)Net of unamortized fair market value discount of $0.4 million and $0.4 million as of December 31, 2025 and 2024, respectively.
(6)Net of unamortized fair market value premium of $7.3 million and $8.0 million as of December 31, 2025 and 2024, respectively.
(7)Net of unamortized original issuance discount of $0.5 million and $0.9 million as of December 31, 2025 and 2024, respectively.
(8)Net of unamortized original issuance discount of $0.9 million and $1.3 million as of December 31, 2025 and 2024, respectively.
(9)Net of unamortized original issuance discount of $0.3 million and $0.4 million as of December 31, 2025 and 2024, respectively.
(10)Net of unamortized original issuance discount of $0.4 million and $0.5 million as of December 31, 2025 and 2024, respectively.
(11)Net of unamortized original issuance discount of $0.8 million and $1.0 million as of December 31, 2025 and 2024, respectively.
(12)Net of unamortized original issuance discount of $1.7 million as of December 31, 2025.
(13)Net of unamortized original issuance discount of $3.7 million and $4.1 million as of December 31, 2025 and 2024, respectively.
(14)This loan was repaid as of December 31, 2025.
(15)The interest rate was 4.69% as of December 31, 2025.
(16)The interest rate was 4.59% as of December 31, 2025.

The following table sets forth scheduled future principal payments, including amortization, due on our mortgages and notes payable as of December 31, 2025:

Years Ending December 31,	Amount
2026	$6,682
2027	458,736
2028	723,928
2029	717,027
2030	404,662
Thereafter	1,259,119
Less-unamortized debt issuance costs	(15,976)
$3,554,178

During 2024, our $750.0 million unsecured revolving credit facility was modified and is now scheduled to mature in January 2028 (but can be extended for two additional six-month periods at our option assuming no defaults have occurred). The interest rate on our revolving credit facility is SOFR plus a related spread adjustment of 10 basis points and a borrowing spread of 85 basis points, based on current credit ratings. The annual facility fee is 20 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody’s Investors Service or Standard & Poor’s Ratings Services. We incurred $7.7 million of debt issuance costs during the first quarter of 2024, which will be amortized along with certain existing unamortized debt issuance costs over the remaining term of our new revolving credit facility and recorded $0.2 million of loss on debt extinguishment. During the second quarter of 2024, we modified the revolving credit facility to provide that the interest rate may be adjusted upward or downward by 2.5 basis points depending upon whether or not we achieve certain pre-determined sustainability goals with respect to the ongoing reduction of greenhouse gas emissions. There was $25.0 million and $170.0 million outstanding under our revolving credit facility as of December 31, 2025 and January 30, 2026, respectively. As of both December 31, 2025 and January 30, 2026, we had $0.1 million of outstanding letters of credit, which reduce the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility as of December 31, 2025 and January 30, 2026 was $724.9 million and $579.9 million, respectively.

During 2025, the Operating Partnership issued $350.0 million aggregate principal amount of 5.350% notes due January 2033, less original issuance discount of $1.7 million. These notes were priced to yield 5.431%. Underwriting fees and other expenses totaled $3.1 million and will be amortized over the term of the notes. The net proceeds from the issuance were used to repay amounts outstanding under our revolving credit facility and for general corporate purposes.

During 2025, we modified our $200.0 million unsecured bank term loan to extend the maturity date from May 2026 to January 2029. The term can be extended for two additional years at our option, assuming no defaults have occurred. The interest rate, based on current credit ratings, is SOFR plus 95 basis points. The interest rate is based on the higher of the publicly announced ratings from Moody’s Investors Service or Standard & Poor’s Ratings Services. The interest rate may be adjusted upward or downward by 2.5 basis points depending upon whether or not we achieve certain pre-determined sustainability goals with respect to the ongoing reduction of greenhouse gas emissions. We incurred $2.0 million of debt issuance costs, which are being amortized along with certain existing unamortized debt issuance costs over the remaining term of our modified term loan, and recorded $0.1 million of loss on debt extinguishment.

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

The Operating Partnership had $2,491.7 million carrying amount of various notes outstanding as of December 31, 2025, as detailed in the table above. The indenture that governs these outstanding notes requires us to comply with customary operating covenants and various financial ratios. The trustee or the holders of at least 25.0% in principal amount of any series of notes can accelerate the principal amount of such series upon written notice of a default that remains uncured after 60 days.

We have considered our short-term liquidity needs within one year from February 10, 2026 (the date of issuance of the annual financial statements) and the adequacy of our estimated cash flows from operating activities and other available financing sources to meet these needs. Importantly, we have no scheduled debt maturities during such one-year period. We have concluded it is probable we will meet these short-term liquidity requirements through a combination of the following:

•available cash and cash equivalents;

•cash flows from operating activities;

•issuance of debt securities by the Operating Partnership;

•secured debt;

•bank term loans;

•borrowings under our revolving credit facility;

•issuance of equity securities by the Company or the Operating Partnership; and

•the disposition of non-core assets.

Capitalized Interest

Total interest capitalized to wholly-owned and joint venture development and significant building and tenant improvement projects was $6.0 million, $8.5 million and $9.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.

7.    Commitments and Contingencies

Lease and Contractual Commitments

We had $234.5 million of lease and contractual commitments as of December 31, 2025. Lease and contractual commitments represent commitments under signed leases and contracts for operating properties (excluding tenant-funded tenant improvements), contracts for development/redevelopment projects and unfunded joint venture equity contributions agreed to at formation, of which $54.3 million was recorded on our Consolidated Balance Sheets as of December 31, 2025.

Contingent Consideration

As of December 31, 2024, we had $0.8 million of contingent consideration related to a parcel of acquired development land. The contingent consideration was payable in cash to a third party if and to the extent future development milestones as outlined in the purchase agreement were met. During 2025, the land parcel was sold to a third party. As a result, the contingent consideration is no longer recorded as a liability on our Consolidated Balance Sheets as of December 31, 2025.

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

8.    Noncontrolling Interests

Noncontrolling Interests in Consolidated Affiliates

As of December 31, 2025, our noncontrolling interest in consolidated affiliates relates to our joint venture partner’s 20.0% interest in the Midtown West joint venture. See Note 4. Our joint venture partner is an unrelated third party.

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

The following table sets forth the Company’s noncontrolling interests in the Operating Partnership:

	Year Ended December 31,
	2025	2024
Beginning noncontrolling interests in the Operating Partnership	$65,791	$49,520
Adjustment of noncontrolling interests in the Operating Partnership to fair value	(8,538)	18,666
Conversions of Common Units to Common Stock	(3,329)	(132)
Redemptions of Common Units	(10)	—
Net income attributable to noncontrolling interests in the Operating Partnership	3,112	2,040
Distributions to noncontrolling interests in the Operating Partnership	(4,249)	(4,303)
Total noncontrolling interests in the Operating Partnership	$52,777	$65,791

The following table sets forth net income available for common stockholders and transfers from the Company’s noncontrolling interests in the Operating Partnership:

	Year Ended December 31,
	2025	2024	2023
Net income available for common stockholders	$157,253	$99,763	$146,230
Increase in additional paid in capital from conversions of Common Units to Common Stock	3,329	132	4,795
Redemptions of Common Units	10	—	163
Change from net income available for common stockholders and transfers from noncontrolling interests	$160,592	$99,895	$151,188

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

The following table sets forth our assets and liabilities and the Company’s noncontrolling interests in the Operating Partnership that are measured or disclosed at fair value within the fair value hierarchy:

		Level 1	Level 2	Level 3
	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
Fair Value as of December 31, 2025:
Assets:
Mortgages and notes receivable, at fair value (1)	$12,228	$—	$12,228	$—
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	1,396	1,396	—	—
Total Assets	$13,624	$1,396	$12,228	$—
Noncontrolling Interests in the Operating Partnership	$52,777	$52,777	$—	$—
Liabilities:
Mortgages and notes payable, net, at fair value (1)	$3,471,003	$—	$3,471,003	$—
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	1,396	1,396	—	—
Total Liabilities	$3,472,399	$1,396	$3,471,003	$—

Fair Value as of December 31, 2024:
Assets:
Mortgages and notes receivable, at fair value (1)	$11,064	$—	$11,064	$—
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	2,295	2,295	—	—
Impaired real estate assets	26,740	—	—	26,740
Total Assets	$40,099	$2,295	$11,064	$26,740
Noncontrolling Interests in the Operating Partnership	$65,791	$65,791	$—	$—
Liabilities:
Mortgages and notes payable, net, at fair value (1)	$3,097,323	$—	$3,097,323	$—
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	2,295	2,295	—	—
Total Liabilities	$3,099,618	$2,295	$3,097,323	$—
__________
(1)    Amounts are not recorded at fair value on our Consolidated Balance Sheets as of December 31, 2025 and 2024.

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

The Level 3 impaired real estate assets measured at a fair value of $26.7 million in the fourth quarter of 2024 included 625 Liberty, a non-core office building in CBD Pittsburgh. This impairment resulted from a change in our assumptions about the use of the asset. We estimated the fair value using a discounted cash flow analysis. We also used information from a broker’s opinion of value, which incorporates an income approach, as observable inputs were not available. Key assumptions used in the impairment calculation were an estimated discount rate ranging from 16.7% to 19.9% and an estimated terminal capitalization rate of 9.5%.

10.    Equity

Common Stock Issuances

During 2023, we entered into separate equity distribution agreements in which the Company may offer and sell up to $300.0 million in aggregate gross sales price of shares of Common Stock. During 2025, the Company issued 1.9 million shares of Common Stock under its equity distribution agreements at an average gross sales price of $31.86 per share and received net proceeds, after sales commissions, of $60.7 million. During 2024, the Company issued 1.6 million shares of Common Stock under its equity distribution agreements at an average gross sales price of $32.71 per share and received net proceeds, after sales commissions, of $51.3 million. As of December 31, 2025, the Company had 90.1 million remaining shares of Common Stock authorized to be issued under its charter.

Common Stock Dividends

Dividends of the Company declared per share of Common Stock were $2.00 for each of the years ended December 31, 2025, 2024 and 2023.

The following table sets forth the Company’s estimated taxability to the common stockholders of dividends per share for federal income tax purposes:

	Year Ended December 31,
	2025	2024	2023
Ordinary dividend	$1.15	$1.67	$1.58
Capital gains	0.85	0.18	0.42
Return of capital	—	0.15	—
Total	$2.00	$2.00	$2.00

The Company’s tax returns have not been examined by the Internal Revenue Service (“IRS”) and, therefore, the taxability of dividends is subject to change.

Preferred Stock

The following table sets forth the Company’s outstanding Preferred Stock:

	Issue Date	Number of Shares Outstanding	Carrying Value	Liquidation Preference Per Share	Optional Redemption Date	Annual Dividends Payable Per Share
		(in thousands)
December 31, 2025
8.625% Series A Cumulative Redeemable	2/12/1997	27	$26,691	$1,000	2/12/2027	$86.25
December 31, 2024
8.625% Series A Cumulative Redeemable	2/12/1997	29	$28,811	$1,000	2/12/2027	$86.25

The following table sets forth the Company’s estimated taxability to the preferred stockholders of dividends per share for federal income tax purposes:

	Year Ended December 31,
	2025	2024	2023
8.625% Series A Cumulative Redeemable:
Ordinary dividend	$49.57	$77.94	$68.02
Capital gains	36.68	8.31	18.23
Total	$86.25	$86.25	$86.25

The Company’s tax returns have not been examined by the IRS and, therefore, the taxability of dividends is subject to change.

Warrants

As of both December 31, 2025 and 2024, we had 15,000 warrants outstanding with an exercise price of $32.50 per share. Upon exercise of a warrant, the Company will contribute the exercise price to the Operating Partnership in exchange for Common Units. Therefore, the Operating Partnership accounts for such warrants as if issued by the Operating Partnership. These warrants have no expiration date.

Common Unit Distributions

Distributions of the Operating Partnership declared per Common Unit were $2.00 for each of the years ended December 31, 2025, 2024 and 2023.

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

Preferred Units

The following table sets forth the Operating Partnership’s outstanding Preferred Units:

	Issue Date	Number of Units Outstanding	Carrying Value	Liquidation Preference Per Unit	Optional Redemption Date	Annual Distributions Payable Per Unit
		(in thousands)
December 31, 2025
8.625% Series A Cumulative Redeemable	2/12/1997	27	$26,691	$1,000	2/12/2027	$86.25
December 31, 2024
8.625% Series A Cumulative Redeemable	2/12/1997	29	$28,811	$1,000	2/12/2027	$86.25

11.    Employee Benefit Plans

Officer, Management and Director Compensation Programs

Officers of the Company participate in an annual non-equity incentive program pursuant to which they are eligible to earn cash payments based on a percentage of their annual base salary in effect for December of the applicable year. Under this component of our executive compensation program, officers are eligible to earn additional cash compensation generally to the extent specific performance-based metrics are achieved during the most recently completed year. The position held by each officer has a target annual incentive percentage that ranges from 35% to 140% of base salary. The more senior the position, the greater the portion of compensation that varies with performance. The percentage amount an officer may earn under the annual non-equity incentive plan is the product of the target annual incentive percentage times an “actual performance factor,” which can range from zero to 200%. Amounts under our annual non-equity incentive plan are accrued and expensed in the year earned, but are typically paid early in the following year. For payouts, if any, under our annual non-equity incentive program for 2025 that will be made on about March 1, 2026, in lieu of receiving cash payments, executive officers were provided the option to receive all or a portion of their payout in the form of time-based restricted stock that vests ratably on an annual basis over a three-year term. If an executive officer who makes such an election leaves our company, unvested shares would be immediately forfeited except in the event of death or disability. Our chief executive officer and our chief financial officer both elected to receive all of their payout, if any, under our annual non-equity incentive program for 2025 in the form of time-based restricted stock.

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

	December 31,
	2025	2024
Outstanding stock options and warrants	350,610	467,291
Possible future issuance under equity incentive plans	1,230,208	2,242,360
	1,580,818	2,709,651

Of the possible future issuance under the Company’s long-term equity incentive plans as of December 31, 2025, all will be in the form of restricted stock.

During the years ended December 31, 2025, 2024 and 2023, we recognized share-based compensation expense of $8.2 million, $8.0 million and $7.0 million, respectively. Because REITs generally do not pay income taxes, we do not realize tax benefits on share-based payments. As of December 31, 2025, there was $3.7 million of total unrecognized share-based compensation costs, which will be recognized over a weighted average remaining contractual term of 2.0 years.

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

The following table sets forth stock option activity:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price
Stock options outstanding as of December 31, 2023 (1)	512,067	$46.18
Expired	(59,776)	37.71
Stock options outstanding as of December 31, 2024	452,291	47.30
Expired	(116,681)	45.61
Stock options outstanding at December 31, 2025 (2)	335,610	$47.89
__________
(1)There were no options granted, canceled, exercised, expired or forfeited during the year ended December 31, 2023.
(2)The Company had 335,610 options exercisable as of December 31, 2025 with a weighted average exercise price of $47.89 and a weighted average remaining life of 0.6 years. As of December 31, 2025, all of these options had exercise prices higher than the market price of our common stock.

No options were exercised during the years ended December 31, 2025, 2024 and 2023. The Company generally does not permit the net cash settlement of exercised stock options, but does permit net share settlement so long as the shares received are held for at least a year. The Company has a practice of issuing new shares to satisfy stock option exercises.

- Time-Based Restricted Stock

Except for shares of time-based restricted stock to be issued to our chief executive officer and our chief financial officer in lieu of receiving cash payments, if any, under our annual non-equity incentive program for 2025 as described above, shares of time-based restricted stock granted to employees vest ratably on an annual basis generally over four years. Shares of time-based restricted stock granted to non-employee directors vest on the first anniversary of the grant date. The value of grants of time-based restricted stock is based on the market value of Common Stock as of the date of grant and is amortized to expense over the respective vesting period or the service period, if shorter, for employees who are or will become eligible under the Company’s retirement plan.

The following table sets forth time-based restricted stock activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted shares outstanding as of December 31, 2022	217,833	$43.00
Awarded and issued (1)	155,717	26.42
Vested (2)	(95,423)	43.57
Forfeited	(1,819)	34.11
Restricted shares outstanding as of December 31, 2023	276,308	33.51
Awarded and issued (1)	181,540	24.45
Vested (2)	(114,233)	34.79
Restricted shares outstanding as of December 31, 2024	343,615	28.30
Awarded and issued (1)	144,112	29.31
Vested (2)	(142,926)	29.97
Restricted shares outstanding as of December 31, 2025	344,801	$28.03
__________
(1)The weighted average fair value at grant date of time-based restricted stock issued during the years ended December 31, 2025, 2024 and 2023 was $4.2 million, $4.4 million and $4.1 million, respectively.
(2)The vesting date fair value of time-based restricted stock that vested during the years ended December 31, 2025, 2024 and 2023 was $4.2 million, $2.8 million and $2.5 million, respectively. Vested shares include those shares surrendered by employees to satisfy tax withholding obligations in connection with such vesting.

- Total Return-Based Restricted Stock

Shares of total return-based restricted stock vest to the extent the Company’s absolute total returns for certain pre-determined three-year periods exceed predetermined goals. The amount subject to vesting ranges from zero to 150%. Notwithstanding the Company’s absolute total return, if the Company’s total return is in the 50th percentile or greater as compared to all of the companies included in the FTSE NAREIT Equity Office Index, 100% of total return-based restricted stock issued will vest at the end of the applicable period. The weighted average grant date fair value of such shares of total return-based restricted stock issued in 2025, 2024 and 2023 was determined to be $30.42, $25.22 and $27.06, respectively, and is amortized over the respective three-year period or the service period, if shorter, for employees who are or will become eligible under the Company’s retirement plan. The fair values of the total return-based restricted stock granted were determined at the grant dates using a Monte Carlo simulation model and the following assumptions:

	2025	2024	2023
Risk free interest rate (1)	3.9%	4.3%	4.4%
Common stock dividend yield (2)	6.6%	8.7%	6.9%
Expected volatility (3)	30.1%	29.3%	27.2%
__________
(1)Represents the interest rate as of the grant date on US treasury bonds having the same life as the estimated life of the total return-based restricted stock grants.
(2)The dividend yield is calculated utilizing the then current regular dividend rate for a one-year period and the average per share price of Common Stock during the three-month period preceding the date of grant.
(3)Based on the historical volatility of Common Stock over a period relevant to the related total return-based restricted stock grant.

The following table sets forth total return-based restricted stock activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted shares outstanding as of December 31, 2022	227,144	$38.93
Awarded and issued (1)	126,736	27.06
Vested (2)	(65,140)	44.88
Forfeited	(2,148)	35.83
Restricted shares outstanding as of December 31, 2023	286,592	34.03
Awarded and issued (1)	142,992	25.22
Vested (2)	(79,588)	39.98
Restricted shares outstanding as of December 31, 2024	349,996	29.80
Awarded and issued (1)	117,568	30.42
Vested (2)	(81,224)	43.60
Restricted shares outstanding as of December 31, 2025	386,340	$27.44
__________
(1)The fair value at grant date of total return-based restricted stock issued during the years ended December 31, 2025, 2024 and 2023 was $3.6 million, $3.6 million and $3.4 million, respectively, at target.
(2)The vesting date fair value of total return-based restricted stock that vested during the years ended December 31, 2025, 2024 and 2023 was $2.4 million, $1.9 million and $1.7 million, respectively, based on the performance of the specific plans. Vested shares include those shares surrendered by employees to satisfy tax withholding obligations in connection with such vesting.

401(k) Retirement Savings Plan

We have a 401(k) Retirement Savings Plan covering substantially all employees who meet certain age and employment criteria. We contribute amounts for each participant at a rate of 75% of the employee’s contribution (up to 6% of each employee’s bi-weekly salary and cash incentives, subject to statutory limits). During each of the years ended December 31, 2025, 2024 and 2023, we contributed $1.4 million to the 401(k) savings plan. The assets of this qualified plan are not included in our Consolidated Financial Statements since the assets are not owned by us.

Retirement Plan

The Company has a retirement plan for employees with at least 30 years of continuous service or who are at least 55 years old with at least 10 years of continuous service. Subject to advance written notice and a non-compete agreement, eligible retirees would be entitled to receive a pro rata amount of any annual non-equity incentive compensation earned during the year of retirement and stock options and, except as set forth herein, time-based restricted stock would be non-forfeitable and vest according to the terms of their original grants. Eligible retirees would also be entitled to retain any total return-based restricted stock that subsequently vests after the retirement date according to the terms of their original grants. Except as set forth herein, for employees who meet the age and service eligibility requirements, 100% of their annual grants are expensed at the grant date as if fully vested. For employees who will meet the age and service eligibility requirements within the normal vesting periods, the grants are amortized over the shorter service period. Notwithstanding the foregoing, shares of time-based restricted stock to be issued on or about March 1, 2026 to our chief executive officer and our chief financial officer in lieu of receiving cash payments, if any, under our annual non-equity incentive program for 2025 as described above would not become non-forfeitable and vest according to the terms of their original grant in the event of a retirement by such participant.

Deferred Compensation

Prior to 2010, officers could elect to defer all or a portion of their cash compensation, which was then invested in unrelated mutual funds under a non-qualified deferred compensation plan. These investments are recorded at fair value, which aggregated $1.4 million and $2.3 million as of December 31, 2025 and December 31, 2024, respectively, and are included in prepaid expenses and other assets, with an offsetting deferred compensation liability recorded in accounts payable, accrued expenses and other liabilities. Deferred amounts ultimately payable to the participants are based on the value of the related mutual fund investments. Accordingly, changes in the value of the unrelated mutual funds are recorded in interest and other income and the corresponding offsetting changes in the deferred compensation liability are recorded in general and administrative expense. As a result, there is no effect on our net income.

The following table sets forth our deferred compensation liability:

	Year Ended December 31,
	2025	2024	2023
Beginning deferred compensation liability	$2,295	$2,294	$2,564
Mark-to-market adjustment to deferred compensation (in general and administrative expenses)	(134)	575	243
Distributions from deferred compensation plans	(765)	(574)	(513)
Total deferred compensation liability	$1,396	$2,295	$2,294

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”) pursuant to which employees may contribute up to 25% of their cash compensation for the purchase of Common Stock. At the end of each quarter, each participant’s account balance, which includes accumulated dividends, is applied to acquire shares of Common Stock at a cost that is calculated at 85% of the average closing price on the NYSE on the five consecutive days preceding the last day of the quarter. In the years ended December 31, 2025, 2024 and 2023, the Company issued 45,932, 51,711 and 77,086 shares, respectively, of Common Stock under the ESPP. The 15% discount on newly issued shares, which is taxable income to the participants and is recorded by us as additional compensation expense, aggregated $0.2 million, $0.2 million and $0.3 million in the years ended December 31, 2025, 2024 and 2023, respectively. Generally, shares purchased under the ESPP must be held for at least one year. The Company satisfies its ESPP obligations by issuing additional shares of Common Stock.

12.    Real Estate and Other Assets Held For Sale

The following table sets forth the assets held for sale as of December 31, 2025 and 2024, which are considered non-core:

	December 31,
	2025	2024
Assets:
Land	$3,454	$6,232
Buildings and tenant improvements	42,123	98,081
Less-accumulated depreciation	(25,468)	(58,511)
Net real estate assets	20,109	45,802
Accrued straight-line rents receivable	2,083	6,581
Deferred leasing costs, net	1,006	2,784
Prepaid expenses and other assets	3	242
Real estate and other assets, net, held for sale	$23,201	$55,409

13.    Earnings Per Share and Per Unit

The following table sets forth the computation of basic and diluted earnings per share of the Company:

	Year Ended December 31,
	2025	2024	2023
Earnings per Common Share - basic:
Numerator:
Net income	$162,650	$104,254	$151,330
Net (income) attributable to noncontrolling interests in the Operating Partnership	(3,112)	(2,040)	(3,164)
Net loss attributable to noncontrolling interests in consolidated affiliates	74	34	549
Dividends on Preferred Stock	(2,359)	(2,485)	(2,485)
Net income available for common stockholders	$157,253	$99,763	$146,230
Denominator:
Denominator for basic earnings per Common Share – weighted average shares (1)	108,454	106,167	105,529
Net income available for common stockholders	$1.45	$0.94	$1.39
Earnings per Common Share - diluted:
Numerator:
Net income	$162,650	$104,254	$151,330
Net loss attributable to noncontrolling interests in consolidated affiliates	74	34	549
Dividends on Preferred Stock	(2,359)	(2,485)	(2,485)
Net income available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	$160,365	$101,803	$149,394
Denominator:
Denominator for basic earnings per Common Share – weighted average shares (1)	108,454	106,167	105,529
Add:
Noncontrolling interests Common Units	2,116	2,152	2,256
Denominator for diluted earnings per Common Share – adjusted weighted average shares and assumed conversions	110,570	108,319	107,785
Net income available for common stockholders	$1.45	$0.94	$1.39
__________
(1)Includes all unvested restricted stock where dividends on such restricted stock are non-forfeitable.

The following table sets forth the computation of basic and diluted earnings per unit of the Operating Partnership:

	Year Ended December 31,
	2025	2024	2023
Earnings per Common Unit - basic:
Numerator:
Net income	$162,650	$104,254	$151,330
Net loss attributable to noncontrolling interests in consolidated affiliates	74	34	549
Distributions on Preferred Units	(2,359)	(2,485)	(2,485)
Net income available for common unitholders	$160,365	$101,803	$149,394
Denominator:
Denominator for basic earnings per Common Unit – weighted average units (1)	110,161	107,910	107,376
Net income available for common unitholders	$1.46	$0.94	$1.39
Earnings per Common Unit - diluted:
Numerator:
Net income	$162,650	$104,254	$151,330
Net loss attributable to noncontrolling interests in consolidated affiliates	74	34	549
Distributions on Preferred Units	(2,359)	(2,485)	(2,485)
Net income available for common unitholders	$160,365	$101,803	$149,394
Denominator:
Denominator for basic earnings per Common Unit – weighted average units (1)	110,161	107,910	107,376
Denominator for diluted earnings per Common Unit – adjusted weighted average units and assumed conversions	110,161	107,910	107,376
Net income available for common unitholders	$1.46	$0.94	$1.39
__________
(1)Includes all unvested restricted stock where distributions on such restricted stock are non-forfeitable.

14.    Income Taxes

Our Consolidated Financial Statements include the operations of the Company’s taxable REIT subsidiary, which is not entitled to the dividends paid deduction and is subject to federal, state and local income taxes on its taxable income.

The minimum dividend per share of Common Stock required for the Company to maintain its REIT status was $1.13, $1.42 and $1.42 per share in 2025, 2024 and 2023, respectively. Continued qualification as a REIT depends on the Company’s ability to satisfy the dividend distribution tests, stock ownership requirements and various other qualification tests. The tax basis of the Company’s assets (net of accumulated tax depreciation and amortization) and liabilities was approximately $5.7 billion and $3.9 billion, respectively, as of December 31, 2025 and $5.7 billion and $3.6 billion, respectively, as of December 31, 2024. The tax basis of the Operating Partnership’s assets (net of accumulated tax depreciation and amortization) and liabilities was approximately $5.5 billion and $3.9 billion, respectively, as of December 31, 2025 and $5.6 billion and $3.6 billion, respectively, as of December 31, 2024.

During the years ended December 31, 2025, 2024 and 2023, the Company qualified as a REIT and incurred no federal income tax expense; accordingly, the only federal income taxes included in the accompanying Consolidated Financial Statements relate to activities of the Company’s taxable REIT subsidiary.

The Company had no net deferred tax asset or liability as of December 31, 2025 or December 31, 2024.

For each of the years ended December 31, 2025 and 2024, there were no unrecognized tax benefits. The Company is subject to federal, state and local income tax examinations by taxing authorities for 2022 through 2025. The Company does not expect that the total amount of unrecognized benefits will materially change within the next year.

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

	Year Ended December 31,
	2025	2024	2023
Rental and other revenues:
Atlanta	$144,957	$146,168	$143,741
Charlotte	93,392	88,003	85,984
Nashville	156,603	169,158	171,797
Orlando	57,131	58,442	58,002
Raleigh	180,735	173,156	181,964
Richmond	36,192	35,265	35,918
Tampa	88,038	98,887	99,421
Rental and other revenues for reportable segments	757,048	769,079	776,827
Other	49,064	56,783	57,170
Total rental and other revenues	806,112	825,862	833,997

Rental property and other expenses:
Atlanta	56,982	57,453	54,041
Charlotte	25,866	24,419	22,063
Nashville	44,818	45,143	46,380
Orlando	21,706	23,094	22,840
Raleigh	46,867	47,046	49,702
Richmond	11,654	11,140	11,162
Tampa	33,651	37,603	37,039
Rental property and other expenses for reportable segments	241,544	245,898	243,227
Other	19,829	26,275	25,555
Total rental property and other expenses	261,373	272,173	268,782

Net operating income:
Atlanta	87,975	88,715	89,700
Charlotte	67,526	63,584	63,921
Nashville	111,785	124,015	125,417
Orlando	35,425	35,348	35,162
Raleigh	133,868	126,110	132,262
Richmond	24,538	24,125	24,756
Tampa	54,387	61,284	62,382
Net operating income for reportable segments	515,504	523,181	533,600
Other	29,235	30,508	31,615
Total net operating income	$544,739	$553,689	$565,215

	Year Ended December 31,
	2025	2024	2023
Reconciliation to net income:
Depreciation and amortization	$(294,954)	$(299,046)	$(299,411)
Impairments of real estate assets	(8,800)	(24,600)	—
General and administrative expenses	(40,307)	(41,903)	(42,857)
Interest expense	(152,433)	(147,198)	(136,710)
Other income	9,587	12,337	4,435
Gains on disposition of property	107,149	46,817	47,773
Gain on deconsolidation of affiliate	—	—	11,778
Loss on disposition of investment in unconsolidated affiliate	(4,700)	—	—
Equity in earnings of unconsolidated affiliates	2,369	4,158	1,107
Net income	$162,650	$104,254	$151,330

	December 31,
	2025	2024
Total assets:
Atlanta	$928,924	$958,101
Charlotte	1,225,852	950,068
Nashville	1,214,010	1,231,940
Orlando	267,110	276,070
Raleigh	1,308,827	1,182,217
Richmond	147,118	157,431
Tampa	400,801	463,884
Total assets for reportable segments	5,492,642	5,219,711
Other	781,196	809,644
Total assets	$6,273,838	$6,029,355

16.    Subsequent Events

On January 9, 2026, we acquired Bloc 83, a two-building, 492,000 square foot mixed-use asset in CBD Raleigh, through the formation of a joint venture (“Bloc 83 joint venture”) with the North Carolina Investment Authority in which we initially own a 10.0% interest. We retained an option to increase our ownership interest to 50.0%. The Bloc 83 joint venture has an anticipated total investment of $210.5 million, which includes planned near-term building improvements and transaction costs. The joint venture’s planned total investment will be funded with $21.0 million of common equity contributed by us and $189.5 million of common equity contributed by the North Carolina Investment Authority. The North Carolina Investment Authority has the right to sell to us its interest in the joint venture under certain circumstances for fair market value at any time after the fifth anniversary of the formation date.

On January 9, 2026, we expanded our Dallas market presence by acquiring The Terraces, a 173,000 square foot office building in the Preston Center BBD of Dallas, through the formation of a joint venture (“The Terraces joint venture”) with Granite in which we own an 80.0% interest. The Terraces joint venture has an anticipated total investment of $109.3 million, which includes planned near-term building improvements and transaction costs. The joint venture’s planned total investment will be funded with $64.3 million of preferred equity contributed by us, $36.0 million of common equity contributed by us and $9.0 million of common equity contributed by Granite. The preferred equity contributed by us will be entitled to receive monthly distributions at a rate of 5.75%. We have a right to buy, and Granite has a right to sell to us, Granite’s interest in the joint venture under certain circumstances for fair market value at any time after the third anniversary of the formation date.

On January 12, 2026, we contributed $16.2 million of preferred equity to the Granite Park Six joint venture, in which we own a 50.0% interest, which used such funds to pay off at maturity the $16.2 million outstanding balance of an up to $115.0 million construction loan. The preferred equity contributed by us will be entitled to receive monthly distributions at a rate of 8.0%.

On January 29, 2026, the Company declared a cash dividend of $0.50 per share of Common Stock, which is payable on March 10, 2026 to stockholders of record as of February 17, 2026.

On February 6, 2026, we sold three buildings in Richmond for a sales price of $42.3 million and expect to record a gain on disposition of property of $17.0 million.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTE TO SCHEDULE III
(in thousands)

The following table sets forth the activity of real estate assets and accumulated depreciation:

	December 31,
	2025	2024	2023
Real estate assets:
Beginning balance	$6,722,250	$6,728,003	$6,689,692
Acquisitions, development and improvements	557,784	210,024	226,066
Cost of real estate sold, retired and deconsolidated	(266,434)	(215,777)	(187,755)
Ending balance (a)	$7,013,600	$6,722,250	$6,728,003
Accumulated depreciation:
Beginning balance	$1,855,097	$1,743,390	$1,609,502
Depreciation expense	255,137	255,979	253,151
Real estate sold, retired and deconsolidated	(182,490)	(144,272)	(119,263)
Ending balance (b)	$1,927,744	$1,855,097	$1,743,390

(a)Reconciliation of total real estate assets to balance sheet caption:

	2025	2024	2023
Total per Schedule III	$7,013,600	$6,722,250	$6,728,003
Development in-process exclusive of land included in Schedule III	6,248	—	8,918
Real estate assets, net, held for sale	(45,577)	(104,313)	—
Total real estate assets	$6,974,271	$6,617,937	$6,736,921

(b)Reconciliation of total accumulated depreciation to balance sheet caption:

	2025	2024	2023
Total per Schedule III	$1,927,744	$1,855,097	$1,743,390
Real estate assets, net, held for sale	(25,468)	(58,511)	—
Total accumulated depreciation	$1,902,276	$1,796,586	$1,743,390

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

December 31, 2025

			Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period					Life on Which Depreciation is Calculated
Description	Property Type	2025 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets (1)	Accumulated Depreciation	Date of Construction
Atlanta, GA
1825 Century Boulevard	Office		864	—	3,422	19,513	4,286	19,513	23,799	8,291	2002	5-40 yrs.
1875 Century Boulevard	Office		—	8,924	3,090	6,354	3,090	15,278	18,368	9,431	1976	5-40 yrs.
1900 Century Boulevard	Office		—	4,744	12,536	340	12,536	5,084	17,620	5,084	1971	5-40 yrs.
2200 Century Parkway	Office		—	14,432	4,433	7,826	4,433	22,258	26,691	14,771	1971	5-40 yrs.
2400 Century Parkway	Office		—	—	4,589	14,981	4,589	14,981	19,570	9,770	1998	5-40 yrs.
2500 Century Parkway	Office		—	—	3,919	16,454	3,919	16,454	20,373	6,014	2005	5-40 yrs.
2500/2635 Parking Garage	Office		—	—	—	6,447	—	6,447	6,447	3,273	2005	5-40 yrs.
2600 Century Parkway	Office		—	10,679	3,062	6,296	3,062	16,975	20,037	10,750	1973	5-40 yrs.
2635 Century Parkway	Office		—	21,643	6,714	21,810	6,714	43,453	50,167	27,855	1980	5-40 yrs.
2800 Century Parkway	Office		—	20,449	7,281	15,107	7,281	35,556	42,837	22,920	1983	5-40 yrs.
Century Plaza I	Office		1,290	8,567	—	4,511	1,290	13,078	14,368	8,158	1981	5-40 yrs.
Century Plaza II	Office		1,380	7,733	—	4,482	1,380	12,215	13,595	7,232	1984	5-40 yrs.
Riverwood 100	Office		5,785	64,913	(29)	37,902	5,756	102,815	108,571	43,154	1989	5-40 yrs.
Tradeport - Land	Office		5,243	—	(4,733)	—	510	—	510	—	N/A	N/A
Two Alliance Center	Office		9,579	125,549	—	8,731	9,579	134,280	143,859	43,334	2009	5-40 yrs.
One Alliance Center	Office		14,775	123,071	—	27,698	14,775	150,769	165,544	52,201	2001	5-40 yrs.
10 Glenlake North	Office		5,349	26,334	—	7,646	5,349	33,980	39,329	13,565	2000	5-40 yrs.
10 Glenlake South	Office		5,103	22,811	—	14,302	5,103	37,113	42,216	11,240	1999	5-40 yrs.
Riverwood 200	Office		4,777	89,708	450	2,522	5,227	92,230	97,457	25,414	2017	5-40 yrs.
Riverwood 300 - Land	Office		400	—	—	710	400	710	1,110	158	2017	5-40 yrs.
Monarch Tower	Office		22,717	143,068	—	28,117	22,717	171,185	193,902	53,681	1997	5-40 yrs.
Monarch Plaza	Office		27,678	88,962	—	19,233	27,678	108,195	135,873	31,275	1983	5-40 yrs.
Galleria 75 - Land	Office		19,740	—	(3,983)	1,135	15,757	1,135	16,892	346	2022	5-40 yrs.
Charlotte, NC
Bank of America Tower	Office	200,000	29,273	354,749	—	26,513	29,273	381,262	410,535	71,478	2019	5-40 yrs.
One Morrocroft	Office	(2)	3,655	28,357	(198)	5,474	3,457	33,831	37,288	5,184	1992	5-40 yrs.
Two Morrocroft	Office	(2)	3,530	28,804	(190)	1,592	3,340	30,396	33,736	4,756	1998	5-40 yrs.
Three Morrocroft	Office	(2)	3,566	30,505	(192)	135	3,374	30,640	34,014	4,098	2000	5-40 yrs.
Capitol Towers North	Office	(3)	8,642	96,254	—	464	8,642	96,718	105,360	13,190	2017	5-40 yrs.
Capitol Towers South	Office	(3)	9,095	95,458	—	1,166	9,095	96,624	105,719	13,167	2015	5-40 yrs.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

			Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period					Life on Which Depreciation is Calculated
Description	Property Type	2025 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets (1)	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
1426 S. Tryon - Land	Office		26,702	—	(1,280)	—	25,422	—	25,422	—	N/A	N/A
SIX50 at Legacy Union	Office		16,504	166,305	—	5,081	16,504	171,386	187,890	19,715	2020	5-40 yrs.
Four Morrocroft	Office	(2)	837	8,993	—	9	837	9,002	9,839	536	2024	5-40 yrs.
720 Parking Garage	Office		—	—	24,178	82,248	24,178	82,248	106,426	749	2019	5-40 yrs.
6HUNDRED	Office		—	—	20,011	152,921	20,011	152,921	172,932	540	2025	5-40 yrs.
Nashville, TN
3322 West End	Office		3,025	27,490	—	12,889	3,025	40,379	43,404	24,954	1986	5-40 yrs.
3401 West End	Office		5,862	22,917	—	5,511	5,862	28,428	34,290	19,348	1982	5-40 yrs.
5310 Maryland Way	Office		1,863	7,201	—	3,193	1,863	10,394	12,257	6,678	1994	5-40 yrs.
Cool Springs I & II Deck	Office		—	—	—	3,990	—	3,990	3,990	1,819	2007	5-40 yrs.
Cool Springs III & IV Deck	Office		—	—	—	4,637	—	4,637	4,637	2,103	2007	5-40 yrs.
Cool Springs I	Office		1,583	—	15	19,135	1,598	19,135	20,733	11,124	1999	5-40 yrs.
Cool Springs II	Office		1,824	—	346	25,887	2,170	25,887	28,057	15,302	1999	5-40 yrs.
Cool Springs III	Office		1,631	—	804	24,420	2,435	24,420	26,855	9,814	2006	5-40 yrs.
Cool Springs IV	Office		1,715	—	—	29,368	1,715	29,368	31,083	10,930	2008	5-40 yrs.
Cool Springs V	Office		3,688	—	295	64,198	3,983	64,198	68,181	21,115	2007	5-40 yrs.
Harpeth Two	Office		1,419	5,677	—	10,230	1,419	15,907	17,326	7,300	1984	5-40 yrs.
Harpeth Three	Office		1,660	6,649	—	9,986	1,660	16,635	18,295	8,268	1987	5-40 yrs.
Harpeth Four	Office		1,713	6,842	—	11,340	1,713	18,182	19,895	8,978	1989	5-40 yrs.
Harpeth Five	Office		662	—	197	10,989	859	10,989	11,848	4,418	1998	5-40 yrs.
Hickory Trace	Office		1,164	—	164	6,665	1,328	6,665	7,993	3,620	2001	5-40 yrs.
Highwoods Plaza I	Office		1,552	—	307	9,273	1,859	9,273	11,132	5,831	1996	5-40 yrs.
Highwoods Plaza II	Office		1,448	—	307	9,041	1,755	9,041	10,796	5,179	1997	5-40 yrs.
Seven Springs I	Office		2,076	—	592	14,817	2,668	14,817	17,485	7,958	2002	5-40 yrs.
SouthPointe	Office		1,655	—	310	10,025	1,965	10,025	11,990	6,131	1998	5-40 yrs.
Westwood South	Office		2,106	—	382	9,460	2,488	9,460	11,948	6,117	1999	5-40 yrs.
100 Winners Circle	Office		1,497	7,258	—	8,788	1,497	16,046	17,543	8,101	1987	5-40 yrs.
Symphony Place	Office	83,730	—	141,469	—	2,566	—	144,035	144,035	42,365	2010	5-40 yrs.
Seven Springs East	Office		2,525	37,587	—	540	2,525	38,127	40,652	14,597	2013	5-40 yrs.
The Shops at Seven Springs	Office		803	8,223	—	(923)	803	7,300	8,103	2,504	2013	5-40 yrs.
Seven Springs West	Office		2,439	51,306	—	3,723	2,439	55,029	57,468	15,201	2016	5-40 yrs.
Seven Springs II	Office		2,356	30,048	—	3,435	2,356	33,483	35,839	10,311	2017	5-40 yrs.
Bridgestone Tower	Office		19,223	169,582	—	525	19,223	170,107	189,330	40,969	2017	5-40 yrs.
Virginia Springs II	Office		4,821	26,448	—	3,324	4,821	29,772	34,593	5,675	2020	5-40 yrs.
MARS Campus	Office		7,010	87,474	—	149	7,010	87,623	94,633	21,932	2019	5-40 yrs.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

			Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period					Life on Which Depreciation is Calculated
Description	Property Type	2025 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets (1)	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
Virginia Springs I	Office		4,534	25,632	—	308	4,534	25,940	30,474	6,707	2018	5-40 yrs.
1100 Broadway - Land	Office		29,845	—	(259)	—	29,586	—	29,586	—	N/A	N/A
Asurion	Office		33,219	230,569	—	2,778	33,219	233,347	266,566	32,182	2021	5-40 yrs.
Ovation - Land	Office		89,231	—	237	—	89,468	—	89,468	—	N/A	N/A
Broadway Stem - Land	Office		6,218	—	(1,335)	526	4,883	526	5,409	57	2021	5-40 yrs.
YMCA Site - Land	Office		16,121	—	(28)	—	16,093	—	16,093	—	N/A	N/A
Orlando, FL
1800 Eller Drive	Office		—	9,851	—	1,889	—	11,740	11,740	8,850	1983	5-40 yrs.
201 South Orange	Office		3,893	29,541	—	18,160	3,893	47,701	51,594	16,618	1982	5-40 yrs.
Capital Plaza Two	Office		4,346	43,394	—	16,044	4,346	59,438	63,784	20,216	1999	5-40 yrs.
Capital Plaza One	Office		3,482	27,321	—	12,524	3,482	39,845	43,327	13,576	1975	5-40 yrs.
Landmark Center Two	Office		4,743	22,031	—	12,769	4,743	34,800	39,543	13,641	1985	5-40 yrs.
Landmark Center One	Office		6,207	22,655	—	13,828	6,207	36,483	42,690	15,630	1983	5-40 yrs.
Bank of America Plaza	Office		3,490	56,079	—	11,792	3,490	67,871	71,361	20,857	2000	5-40 yrs.
Eola Centre	Office		5,785	11,160	—	15,755	5,785	26,915	32,700	9,563	1969	5-40 yrs.
Pittsburgh, PA
One PPG Place	Office		9,819	107,643	—	61,928	9,819	169,571	179,390	71,994	1983-1985	5-40 yrs.
Two PPG Place	Office		2,302	10,978	—	14,932	2,302	25,910	28,212	10,251	1983-1985	5-40 yrs.
Three PPG Place	Office		501	2,923	—	5,197	501	8,120	8,621	4,302	1983-1985	5-40 yrs.
Four PPG Place	Office		620	3,239	—	3,389	620	6,628	7,248	3,482	1983-1985	5-40 yrs.
Five PPG Place	Office		803	4,924	—	3,064	803	7,988	8,791	3,576	1983-1985	5-40 yrs.
Six PPG Place	Office		3,353	25,602	—	18,047	3,353	43,649	47,002	18,993	1983-1985	5-40 yrs.
625 Liberty	Office		16,457	83,812	(11,000)	(35,141)	5,457	48,671	54,128	32,163	1987	5-40 yrs.
Raleigh, NC
3600 Glenwood Avenue	Office		—	10,994	—	3,873	—	14,867	14,867	10,043	1986	5-40 yrs.
3737 Glenwood Avenue	Office		—	—	318	18,928	318	18,928	19,246	11,062	1999	5-40 yrs.
801 Raleigh Corporate Center	Office		828	—	272	13,419	1,100	13,419	14,519	7,676	2002	5-40 yrs.
2000 CentreGreen	Office		1,529	—	(391)	13,934	1,138	13,934	15,072	8,041	2000	5-40 yrs.
4000 CentreGreen	Office		1,653	—	(389)	13,089	1,264	13,089	14,353	7,349	2001	5-40 yrs.
5000 CentreGreen	Office		1,291	34,572	—	1,313	1,291	35,885	37,176	11,863	2017	5-40 yrs.
3000 CentreGreen	Office		1,779	—	(397)	17,398	1,382	17,398	18,780	6,942	2002	5-40 yrs.
1000 CentreGreen	Office		1,280	—	55	13,274	1,335	13,274	14,609	5,269	2008	5-40 yrs.
GlenLake One	Office		924	—	1,324	24,984	2,248	24,984	27,232	13,892	2002	5-40 yrs.
GlenLake Four	Office		1,659	—	493	21,409	2,152	21,409	23,561	10,091	2006	5-40 yrs.
GlenLake Six	Office		941	—	(365)	24,985	576	24,985	25,561	10,258	2008	5-40 yrs.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

			Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period					Life on Which Depreciation is Calculated
Description	Property Type	2025 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets (1)	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
701 Corporate Center	Office		1,304	—	540	21,932	1,844	21,932	23,776	12,618	1996	5-40 yrs.
Lakeside Parcel 2 - Land	Office		657	—	38	103	695	103	798	27	2015	5-40 yrs.
751 Corporate Center	Office		2,665	16,939	—	(818)	2,665	16,121	18,786	4,576	2018	5-40 yrs.
PNC Plaza	Office		1,206	—	—	66,156	1,206	66,156	67,362	30,419	2008	5-40 yrs.
4700 Six Forks Road	Office		666	2,665	—	1,691	666	4,356	5,022	2,830	1982	5-40 yrs.
4700 Homewood Court	Office		1,086	4,533	—	1,633	1,086	6,166	7,252	4,246	1983	5-40 yrs.
4800 Six Forks Road	Office		862	4,411	—	2,023	862	6,434	7,296	4,696	1987	5-40 yrs.
4601 Creekstone Drive	Office		255	—	217	6,976	472	6,976	7,448	4,001	1997	5-40 yrs.
Weston - Land	Office		22,771	—	(19,523)	—	3,248	—	3,248	—	N/A	N/A
4625 Creekstone Drive	Office		458	—	268	7,985	726	7,985	8,711	4,597	1995	5-40 yrs.
11000 Weston Parkway	Office		2,651	18,850	—	18,239	2,651	37,089	39,740	14,513	1998	5-40 yrs.
GlenLake Five	Office		2,263	30,264	—	(1,710)	2,263	28,554	30,817	7,913	2014	5-40 yrs.
11800 Weston Parkway	Office		826	13,188	—	112	826	13,300	14,126	5,394	2014	5-40 yrs.
CentreGreen Café	Office		41	3,509	—	15	41	3,524	3,565	975	2014	5-40 yrs.
CentreGreen Fitness Center	Office		27	2,322	—	14	27	2,336	2,363	646	2014	5-40 yrs.
One City Plaza	Office		11,288	68,375	—	23,777	11,288	92,152	103,440	34,030	1986	5-40 yrs.
Charter Square	Office		7,267	65,881	—	6,104	7,267	71,985	79,252	18,495	2015	5-40 yrs.
MetLife Global Technology Campus	Office		21,580	149,889	—	1,013	21,580	150,902	172,482	43,029	2015	5-40 yrs.
GlenLake Seven	Office		1,662	37,332	—	(24)	1,662	37,308	38,970	6,669	2020	5-40 yrs.
Hargett - Land	Office		9,248	—	(1,124)	—	8,124	—	8,124	—	N/A	N/A
Forum 1	Office		1,278	27,809	—	609	1,278	28,418	29,696	4,544	1985	5-40 yrs.
Forum 2	Office		1,327	18,088	—	(561)	1,327	17,527	18,854	2,597	1988	5-40 yrs.
Forum 3	Office		994	23,931	—	1,591	994	25,522	26,516	5,863	1995	5-40 yrs.
Forum 4	Office		2,118	43,889	—	952	2,118	44,841	46,959	8,412	2000	5-40 yrs.
Forum 5	Office		1,552	26,263	—	(466)	1,552	25,797	27,349	3,780	2007	5-40 yrs.
Captrust Tower	Office	83,748	9,670	124,530	—	4,607	9,670	129,137	138,807	16,420	2010	5-40 yrs.
150 Fayetteville	Office	104,681	7,677	130,049	—	45,347	7,677	175,396	183,073	22,648	1991	5-40 yrs.
GlenLake III	Office		3,981	65,660	29	12,913	4,010	78,573	82,583	4,966	2023	5-40 yrs.
2205 Evans Road - Land	Office		2,676	—	—	—	2,676	—	2,676	—	N/A	N/A
Advance Auto Parts Tower	Office		—	—	4,764	115,015	4,764	115,015	119,779	3,759	2021	5-40 yrs.
Other Property	Other		29,235	49,949	(10,925)	24,990	18,310	74,939	93,249	44,172	N/A	5-40 yrs.
Richmond, VA
4900 Cox Road	Office		1,324	5,311	15	3,576	1,339	8,887	10,226	5,218	1991	5-40 yrs.
Colonnade Building	Office		1,364	6,105	—	3,951	1,364	10,056	11,420	5,048	2003	5-40 yrs.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

			Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period					Life on Which Depreciation is Calculated
Description	Property Type	2025 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets (1)	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
Highwoods Commons	Office		521	—	458	5,239	979	5,239	6,218	2,930	1999	5-40 yrs.
Highwoods One	Office		1,688	—	22	17,428	1,710	17,428	19,138	9,314	1996	5-40 yrs.
Highwoods Two	Office		786	—	226	10,293	1,012	10,293	11,305	5,686	1997	5-40 yrs.
Highwoods Five	Office		783	—	11	8,821	794	8,821	9,615	5,779	1998	5-40 yrs.
Highwoods Plaza	Office		909	—	187	6,878	1,096	6,878	7,974	3,723	2000	5-40 yrs.
Innslake Center	Office		845	—	125	7,696	970	7,696	8,666	4,971	2001	5-40 yrs.
4101 Cox Road	Office		1,205	4,825	—	4,320	1,205	9,145	10,350	4,880	1990	5-40 yrs.
North Park	Office		2,163	8,659	6	3,311	2,169	11,970	14,139	7,985	1989	5-40 yrs.
North Shore Commons I	Office		951	—	137	14,772	1,088	14,772	15,860	7,567	2002	5-40 yrs.
North Shore Commons II	Office		2,067	—	(89)	12,767	1,978	12,767	14,745	5,497	2007	5-40 yrs.
North End - Land	Office		1,497	—	55	10	1,552	10	1,562	4	2020	5-40 yrs.
One Shockoe Plaza	Office		—	—	356	22,271	356	22,271	22,627	14,772	1996	5-40 yrs.
Lake Brook Commons	Office		1,600	8,864	(179)	426	1,421	9,290	10,711	4,794	1996	5-40 yrs.
Highwoods Three	Office		1,918	—	358	14,455	2,276	14,455	16,731	6,300	2005	5-40 yrs.
4480 Cox Road	Office		1,301	6,036	15	3,481	1,316	9,517	10,833	5,370	1996	5-40 yrs.
Innsbrook Centre	Office		914	8,249	—	1,165	914	9,414	10,328	4,951	1987	5-40 yrs.
Tampa, FL
Meridian Three	Office		2,673	16,470	—	13,135	2,673	29,605	32,278	10,493	1989	5-40 yrs.
Bayshore Place	Office		2,276	11,817	—	4,253	2,276	16,070	18,346	9,850	1990	5-40 yrs.
Highwoods Bay Center I	Office		3,565	—	(64)	38,334	3,501	38,334	41,835	17,778	2007	5-40 yrs.
Horizon	Office		—	6,257	—	4,777	—	11,034	11,034	6,808	1980	5-40 yrs.
Lakeside	Office		—	7,369	—	7,373	—	14,742	14,742	10,514	1978	5-40 yrs.
Lakeside/Parkside Garage	Office		—	—	—	5,826	—	5,826	5,826	3,699	2004	5-40 yrs.
One Harbour Place	Office		2,016	25,252	—	16,167	2,016	41,419	43,435	24,050	1985	5-40 yrs.
Parkside	Office		—	9,407	—	3,463	—	12,870	12,870	8,295	1979	5-40 yrs.
Pavilion	Office		—	16,394	—	4,624	—	21,018	21,018	14,357	1982	5-40 yrs.
Pavilion Parking Garage	Office		—	—	—	5,930	—	5,930	5,930	3,837	1999	5-40 yrs.
Tower Place	Office		3,218	19,898	—	11,369	3,218	31,267	34,485	18,161	1988	5-40 yrs.
Meridian One	Office		1,849	22,363	—	6,944	1,849	29,307	31,156	10,707	1984	5-40 yrs.
Meridian Two	Office		1,302	19,588	—	8,770	1,302	28,358	29,660	9,780	1986	5-40 yrs.
Avion	Office		—	—	6,310	44,178	6,310	44,178	50,488	12,866	2016	5-40 yrs.
Truist Place	Office		1,980	102,138	—	33,241	1,980	135,379	137,359	42,145	1992	5-40 yrs.
Truist Place - Land	Office		2,225	—	—	—	2,225	—	2,225	—	N/A	N/A
Midtown West	Office	44,530	16,543	34,818	(218)	9,813	16,325	44,631	60,956	7,664	2021	5-40 yrs.
			$769,431	$4,258,249	$57,349	$1,928,571	$826,780	$6,186,820	$7,013,600	$1,927,744

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
__________
(1)The cost basis for income tax purposes of aggregate land and buildings and tenant improvements as of December 31, 2025 is $6.7 billion.
(2)These assets are pledged as collateral for a $68.7 million first mortgage loan.
(3)These assets are pledged as collateral for a $118.0 million first mortgage loan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Raleigh, State of North Carolina, on February 10, 2026.

Highwoods Properties, Inc.
By:	/s/ Theodore J. Klinck
Theodore J. Klinck
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Carlos E. Evans	Chairman of the Board of Directors	February 10, 2026
Carlos E. Evans

/s/ Theodore J. Klinck	President, Chief Executive Officer and Director	February 10, 2026
Theodore J. Klinck

/s/ Charles A. Anderson	Director	February 10, 2026
Charles A. Anderson

/s/ David L. Gadis	Director	February 10, 2026
David L. Gadis

/s/ David J. Hartzell	Director	February 10, 2026
David J. Hartzell

/s/ Anne H. Lloyd	Director	February 10, 2026
Anne H. Lloyd

/s/ Candice W. Todd	Director	February 10, 2026
Candice W. Todd

/s/ Brendan C. Maiorana	Executive Vice President and Chief Financial Officer	February 10, 2026
Brendan C. Maiorana

/s/ Daniel L. Clemmens	Senior Vice President and Chief Accounting Officer	February 10, 2026
Daniel L. Clemmens

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Raleigh, State of North Carolina, on February 10, 2026.

Highwoods Realty Limited Partnership
By:	Highwoods Properties, Inc., its sole general partner
By:	/s/ Theodore J. Klinck
Theodore J. Klinck
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Carlos E. Evans	Chairman of the Board of Directors of the General Partner	February 10, 2026
Carlos E. Evans

/s/ Theodore J. Klinck	President, Chief Executive Officer and Director of the General Partner	February 10, 2026
Theodore J. Klinck

/s/ Charles A. Anderson	Director of the General Partner	February 10, 2026
Charles A. Anderson

/s/ David L. Gadis	Director of the General Partner	February 10, 2026
David L. Gadis

/s/ David J. Hartzell	Director of the General Partner	February 10, 2026
David J. Hartzell

/s/ Anne H. Lloyd	Director of the General Partner	February 10, 2026
Anne H. Lloyd

/s/ Candice W. Todd	Director of the General Partner	February 10, 2026
Candice W. Todd

/s/ Brendan C. Maiorana	Executive Vice President and Chief Financial Officer of the General Partner	February 10, 2026
Brendan C. Maiorana

/s/ Daniel L. Clemmens	Senior Vice President and Chief Accounting Officer of the General Partner	February 10, 2026
Daniel L. Clemmens