Form 10-Q
period 2026-03-31
HIGHWOODS PROPERTIES, INC.; HIGHWOODS REALTY LTD PARTNERSHIP
filed 2026-04-28
CIK 921082, 941713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 2026
or

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

The Company had 110,272,697 shares of Common Stock outstanding as of April 21, 2026.

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

Certain information contained herein is presented as of April 21, 2026, the latest practicable date for financial information prior to the filing of this Quarterly Report.

This report combines the Quarterly Reports on Form 10-Q for the period ended March 31, 2026 of the Company and the Operating Partnership. We believe combining the quarterly reports into this single report results in the following benefits:

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

•Consolidated Financial Statements;

•Note 11 to Consolidated Financial Statements - Earnings Per Share and Per Unit;

•Item 4 - Controls and Procedures; and

•Item 6 - Certifications of CEO and CFO Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2026

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HIGHWOODS PROPERTIES, INC.
Consolidated Balance Sheets
(Unaudited and in thousands, except share and per share data)

	March 31, 2026	December 31, 2025
Assets:
Real estate assets, at cost:
Land	$636,317	$609,177
Buildings and tenant improvements	6,450,630	6,144,697
Development in-process	—	6,248
Land held for development	198,256	214,149
	7,285,203	6,974,271
Less-accumulated depreciation	(1,955,094)	(1,902,276)
Net real estate assets	5,330,109	5,071,995
Real estate and other assets, net, held for sale	—	23,201
Cash and cash equivalents	32,423	27,358
Restricted cash	20,210	15,691
Accounts receivable	29,790	28,263
Mortgages and notes receivable	12,231	12,228
Accrued straight-line rents receivable	325,636	318,024
Investments in and advances to unconsolidated affiliates	495,261	471,580
Deferred leasing costs, net of accumulated amortization of $176,466 and $169,972, respectively	289,131	244,258
Prepaid expenses and other assets, net of accumulated depreciation of $26,410 and $25,144, respectively	62,110	61,240
Total Assets	$6,596,901	$6,273,838
Liabilities, Noncontrolling Interests in the Operating Partnership and Equity:
Mortgages and notes payable, net	$3,703,498	$3,554,178
Accounts payable, accrued expenses and other liabilities	279,360	284,006
Total Liabilities	3,982,858	3,838,184
Commitments and contingencies
Noncontrolling interests in the Operating Partnership	43,189	52,777
Equity:
Preferred Stock, $.01 par value, 50,000,000 authorized shares;
8.625% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 26,631 and 26,691 shares issued and outstanding, respectively	26,631	26,691
Common Stock, $.01 par value, 200,000,000 authorized shares;
110,272,697 and 109,905,241 shares issued and outstanding, respectively	1,103	1,099
Additional paid-in capital	3,237,704	3,223,767
Distributions in excess of net income available for common stockholders	(893,681)	(870,083)
Accumulated other comprehensive loss	(2,557)	(2,494)
Total Stockholders’ Equity	2,369,200	2,378,980
Noncontrolling interests in consolidated affiliates	201,654	3,897
Total Equity	2,570,854	2,382,877
Total Liabilities, Noncontrolling Interests in the Operating Partnership and Equity	$6,596,901	$6,273,838

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Income
(Unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Rental and other revenues	$214,034	$200,383
Operating expenses:
Rental property and other expenses	71,118	65,034
Depreciation and amortization	77,537	71,405
General and administrative	13,434	12,457
Total operating expenses	162,089	148,896
Interest expense	41,696	36,642
Other income	3,168	1,625
Gains on disposition of property	16,963	82,215
Equity in earnings of unconsolidated affiliates	2,985	1,315
Net income	33,365	100,000
Net (income) attributable to noncontrolling interests in the Operating Partnership	(579)	(1,956)
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates	(849)	26
Dividends on Preferred Stock	(574)	(621)
Net income available for common stockholders	$31,363	$97,449
Earnings per Common Share – basic:
Net income available for common stockholders	$0.29	$0.91
Weighted average Common Shares outstanding – basic	110,039	107,683
Earnings per Common Share – diluted:
Net income available for common stockholders	$0.29	$0.91
Weighted average Common Shares outstanding – diluted	112,062	109,834

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended March 31,
	2026	2025
Comprehensive income:
Net income	$33,365	$100,000
Other comprehensive loss:
Amortization of cash flow hedges	(63)	(62)
Total other comprehensive loss	(63)	(62)
Total comprehensive income	33,302	99,938
Less-comprehensive (income) attributable to noncontrolling interests	(1,428)	(1,930)
Comprehensive income attributable to common stockholders	$31,874	$98,008

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Equity
(Unaudited and in thousands, except share amounts)

	Three Months Ended March 31, 2026
	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2025	109,905,241	$1,099	$26,691	$3,223,767	$(2,494)	$3,897	$(870,083)	$2,382,877
Issuances of Common Stock, net of issuance costs and tax withholdings	(69,257)	—	—	(1,643)	—	—	—	(1,643)
Conversions of Common Units to Common Stock	25,855			700				700
Dividends on Common Stock ($0.50 per share)		—	—	—	—	—	(54,961)	(54,961)
Dividends on Preferred Stock ($21.5625 per share)		—	—	—	—	—	(574)	(574)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	8,434	—	—	—	8,434
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(294)	—	(294)
Contributions from noncontrolling interests in consolidated affiliates		—	—	—	—	197,202	—	197,202
Issuances of restricted stock	410,858	—	—	—	—	—	—	—
Redemptions/repurchases of Preferred Stock		—	(60)					(60)
Share-based compensation expense, net of forfeitures	—	4	—	6,446	—	—	—	6,450
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(579)	(579)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	849	(849)	—
Comprehensive income:
Net income		—	—	—	—	—	33,365	33,365
Other comprehensive loss		—	—	—	(63)	—	—	(63)
Total comprehensive income								33,302
Balance as of March 31, 2026	110,272,697	$1,103	$26,631	$3,237,704	$(2,557)	$201,654	$(893,681)	$2,570,854

	Three Months Ended March 31, 2025
	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2024	107,623,777	$1,076	$28,811	$3,144,130	$(2,246)	$4,291	$(810,608)	$2,365,454
Issuances of Common Stock, net of issuance costs and tax withholdings	(55,036)	—	—	(1,762)	—	—	—	(1,762)
Dividends on Common Stock ($0.50 per share)		—	—	—	—	—	(53,820)	(53,820)
Dividends on Preferred Stock ($21.5625 per share)		—	—	—	—	—	(621)	(621)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	2,902	—	—	—	2,902
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(80)	—	(80)
Issuances of restricted stock	241,888	—	—	—	—	—	—	—
Share-based compensation expense, net of forfeitures	—	2	—	4,965	—	—	—	4,967
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(1,956)	(1,956)
Net loss attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	(26)	26	—
Comprehensive income:
Net income		—	—	—	—	—	100,000	100,000
Other comprehensive loss		—	—	—	(62)	—	—	(62)
Total comprehensive income								99,938
Balance as of March 31, 2025	107,810,629	$1,078	$28,811	$3,150,235	$(2,308)	$4,185	$(766,979)	$2,415,022

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Three Months Ended March 31,
	2026	2025
Operating activities:
Net income	$33,365	$100,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,537	71,405
Amortization of lease incentives and acquisition-related intangible assets and liabilities	845	491
Share-based compensation expense	6,450	4,967
Net credit losses on operating lease receivables	1,176	556
Accrued interest on mortgages and notes receivable	(204)	(178)
Amortization of debt issuance costs	1,500	1,404
Amortization of cash flow hedges	(63)	(62)
Amortization of mortgages and notes payable fair value adjustments	88	28
Net gains on disposition of property	(16,963)	(82,215)
Equity in earnings of unconsolidated affiliates	(2,985)	(1,315)
Distributions of earnings from unconsolidated affiliates	2,560	1,942
Changes in operating assets and liabilities:
Accounts receivable	(2,848)	1,587
Prepaid expenses and other assets	(1,509)	(2,092)
Accrued straight-line rents receivable	(8,267)	(3,144)
Accounts payable, accrued expenses and other liabilities	(27,833)	(47,050)
Net cash provided by operating activities	62,849	46,324
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	(309,838)	(137,828)
Investments in development in-process	(1,438)	—
Investments in tenant improvements and deferred leasing costs	(36,359)	(25,304)
Investments in building improvements	(12,295)	(11,038)
Net proceeds from disposition of real estate assets	40,105	137,779
Distributions of capital from unconsolidated affiliates	3,934	941
Investments in mortgages and notes receivable	—	(1,577)
Repayments of mortgages and notes receivable	—	6,320
Investments in and advances to unconsolidated affiliates	(27,344)	(8,191)
Changes in earnest money deposits	—	10,000
Changes in other investing activities	3,063	1,689
Net cash used in investing activities	(340,172)	(27,209)
Financing activities:
Dividends on Common Stock	(54,961)	(53,820)
Redemptions/repurchases of Preferred Stock	(60)	—
Redemptions of Common Units	(24)	(10)
Dividends on Preferred Stock	(574)	(621)
Distributions to noncontrolling interests in the Operating Partnership	(1,009)	(1,076)
Distributions to noncontrolling interests in consolidated affiliates	(294)	(80)
Contributions from noncontrolling interests in consolidated affiliates	197,202	—
Proceeds from the issuance of Common Stock	288	411
Costs paid for the issuance of Common Stock	(68)	(164)
Repurchase of shares related to tax withholdings	(1,863)	(2,009)
Borrowings on revolving credit facility	203,000	185,000
Repayments of revolving credit facility	(53,000)	(139,000)
Repayments of mortgages and notes payable	(1,730)	(1,909)
Net cash provided by/(used in) financing activities	286,907	(13,278)
Net increase in cash and cash equivalents and restricted cash	$9,584	$5,837
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows – Continued
(Unaudited and in thousands)

	Three Months Ended March 31,
	2026	2025
Net increase in cash and cash equivalents and restricted cash	$9,584	$5,837
Cash and cash equivalents and restricted cash at beginning of the period	43,049	33,677
Cash and cash equivalents and restricted cash at end of the period	$52,633	$39,514

Reconciliation of cash and cash equivalents and restricted cash:

	Three Months Ended March 31,
	2026	2025
Cash and cash equivalents at end of the period	$32,423	$20,107
Restricted cash at end of the period	20,210	19,407
Cash and cash equivalents and restricted cash at end of the period	$52,633	$39,514

Supplemental disclosure of cash flow information:

	Three Months Ended March 31,
	2026	2025
Cash paid for interest, net of amounts capitalized	$50,351	$50,530

Supplemental disclosure of non-cash investing and financing activities:

	Three Months Ended March 31,
	2026	2025
Conversions of Common Units to Common Stock	$700	$—
Changes in accrued capital expenditures (1)	$15,114	$(4,059)
Write-off of fully depreciated real estate assets	$12,860	$34,243
Write-off of fully amortized leasing costs	$6,180	$18,674
Adjustment of noncontrolling interests in the Operating Partnership to fair value	$(8,434)	$(2,902)
__________

(1)Accrued capital expenditures included in accounts payable, accrued expenses and other liabilities as of March 31, 2026 and 2025 were $60.1 million and $48.8 million, respectively.

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Balance Sheets
(Unaudited and in thousands, except unit and per unit data)

	March 31, 2026	December 31, 2025
Assets:
Real estate assets, at cost:
Land	$636,317	$609,177
Buildings and tenant improvements	6,450,630	6,144,697
Development in-process	—	6,248
Land held for development	198,256	214,149
	7,285,203	6,974,271
Less-accumulated depreciation	(1,955,094)	(1,902,276)
Net real estate assets	5,330,109	5,071,995
Real estate and other assets, net, held for sale	—	23,201
Cash and cash equivalents	32,423	27,358
Restricted cash	20,210	15,691
Accounts receivable	29,790	28,263
Mortgages and notes receivable	12,231	12,228
Accrued straight-line rents receivable	325,636	318,024
Investments in and advances to unconsolidated affiliates	495,261	471,580
Deferred leasing costs, net of accumulated amortization of $176,466 and $169,972, respectively	289,131	244,258
Prepaid expenses and other assets, net of accumulated depreciation of $26,410 and $25,144, respectively	62,110	61,240
Total Assets	$6,596,901	$6,273,838
Liabilities, Redeemable Operating Partnership Units and Capital:
Mortgages and notes payable, net	$3,703,498	$3,554,178
Accounts payable, accrued expenses and other liabilities	279,360	284,006
Total Liabilities	3,982,858	3,838,184
Commitments and contingencies
Redeemable Operating Partnership Units:
Common Units, 2,017,248 and 2,044,053 outstanding, respectively	43,189	52,777
Series A Preferred Units (liquidation preference $1,000 per unit), 26,631 and 26,691 units issued and outstanding, respectively	26,631	26,691
Total Redeemable Operating Partnership Units	69,820	79,468
Capital:
Common Units:
General partner Common Units, 1,118,811 and 1,115,405 outstanding, respectively	23,452	23,547
Limited partner Common Units, 108,745,077 and 108,381,027 outstanding, respectively	2,321,674	2,331,236
Accumulated other comprehensive loss	(2,557)	(2,494)
Noncontrolling interests in consolidated affiliates	201,654	3,897
Total Capital	2,544,223	2,356,186
Total Liabilities, Redeemable Operating Partnership Units and Capital	$6,596,901	$6,273,838

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Income
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended March 31,
	2026	2025
Rental and other revenues	$214,034	$200,383
Operating expenses:
Rental property and other expenses	71,118	65,034
Depreciation and amortization	77,537	71,405
General and administrative	13,434	12,457
Total operating expenses	162,089	148,896
Interest expense	41,696	36,642
Other income	3,168	1,625
Gains on disposition of property	16,963	82,215
Equity in earnings of unconsolidated affiliates	2,985	1,315
Net income	33,365	100,000
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates	(849)	26
Distributions on Preferred Units	(574)	(621)
Net income available for common unitholders	$31,942	$99,405
Earnings per Common Unit – basic:
Net income available for common unitholders	$0.29	$0.91
Weighted average Common Units outstanding – basic	111,653	109,425
Earnings per Common Unit – diluted:
Net income available for common unitholders	$0.29	$0.91
Weighted average Common Units outstanding – diluted	111,653	109,425

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended March 31,
	2026	2025
Comprehensive income:
Net income	$33,365	$100,000
Other comprehensive loss:
Amortization of cash flow hedges	(63)	(62)
Total other comprehensive loss	(63)	(62)
Total comprehensive income	33,302	99,938
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates	(849)	26
Comprehensive income attributable to common unitholders	$32,453	$99,964

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Capital
(Unaudited and in thousands)

	Three Months Ended March 31, 2026
	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2025	$23,547	$2,331,236	$(2,494)	$3,897	$2,356,186
Issuances of Common Units, net of issuance costs and tax withholdings	(16)	(1,627)	—	—	(1,643)
Redemptions of Common Units	—	(24)	—	—	(24)
Distributions on Common Units ($0.50 per unit)	(558)	(55,207)	—	—	(55,765)
Distributions on Preferred Units ($21.5625 per unit)	(6)	(568)	—	—	(574)
Share-based compensation expense, net of forfeitures	65	6,385	—	—	6,450
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(294)	(294)
Contributions from noncontrolling interests in consolidated affiliates	—	—	—	197,202	197,202
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	94	9,289	—	—	9,383
Net (income) attributable to noncontrolling interests in consolidated affiliates	(8)	(841)	—	849	—
Comprehensive income:
Net income	334	33,031	—	—	33,365
Other comprehensive loss	—	—	(63)	—	(63)
Total comprehensive income					33,302
Balance as of March 31, 2026	$23,452	$2,321,674	$(2,557)	$201,654	$2,544,223

	Three Months Ended March 31, 2025
	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2024	$23,345	$2,311,253	$(2,246)	$4,291	$2,336,643
Issuances of Common Units, net of issuance costs and tax withholdings	(18)	(1,744)	—	—	(1,762)
Redemptions of Common Units	—	(10)	—	—	(10)
Distributions on Common Units ($0.50 per unit)	(547)	(54,144)	—	—	(54,691)
Distributions on Preferred Units ($21.5625 per unit)	(6)	(615)	—	—	(621)
Share-based compensation expense, net of forfeitures	50	4,917	—	—	4,967
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(80)	(80)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	18	1,809	—	—	1,827
Net loss attributable to noncontrolling interests in consolidated affiliates	—	26		(26)	—
Comprehensive income:
Net income	1,000	99,000	—	—	100,000
Other comprehensive loss	—	—	(62)	—	(62)
Total comprehensive income					99,938
Balance as of March 31, 2025	$23,842	$2,360,492	$(2,308)	$4,185	$2,386,211

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Three Months Ended March 31,
	2026	2025
Operating activities:
Net income	$33,365	$100,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,537	71,405
Amortization of lease incentives and acquisition-related intangible assets and liabilities	845	491
Share-based compensation expense	6,450	4,967
Net credit losses on operating lease receivables	1,176	556
Accrued interest on mortgages and notes receivable	(204)	(178)
Amortization of debt issuance costs	1,500	1,404
Amortization of cash flow hedges	(63)	(62)
Amortization of mortgages and notes payable fair value adjustments	88	28
Net gains on disposition of property	(16,963)	(82,215)
Equity in earnings of unconsolidated affiliates	(2,985)	(1,315)
Distributions of earnings from unconsolidated affiliates	2,560	1,942
Changes in operating assets and liabilities:
Accounts receivable	(2,848)	1,587
Prepaid expenses and other assets	(1,509)	(2,092)
Accrued straight-line rents receivable	(8,267)	(3,144)
Accounts payable, accrued expenses and other liabilities	(27,833)	(47,050)
Net cash provided by operating activities	62,849	46,324
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	(309,838)	(137,828)
Investments in development in-process	(1,438)	—
Investments in tenant improvements and deferred leasing costs	(36,359)	(25,304)
Investments in building improvements	(12,295)	(11,038)
Net proceeds from disposition of real estate assets	40,105	137,779
Distributions of capital from unconsolidated affiliates	3,934	941
Investments in mortgages and notes receivable	—	(1,577)
Repayments of mortgages and notes receivable	—	6,320
Investments in and advances to unconsolidated affiliates	(27,344)	(8,191)
Changes in earnest money deposits	—	10,000
Changes in other investing activities	3,063	1,689
Net cash used in investing activities	(340,172)	(27,209)
Financing activities:
Distributions on Common Units	(55,765)	(54,691)
Redemptions/repurchases of Preferred Units	(60)	—
Redemptions of Common Units	(24)	(10)
Distributions on Preferred Units	(574)	(621)
Distributions to noncontrolling interests in consolidated affiliates	(294)	(80)
Contributions from noncontrolling interests in consolidated affiliates	197,202	—
Proceeds from the issuance of Common Units	288	411
Costs paid for the issuance of Common Units	(68)	(164)
Repurchase of units related to tax withholdings	(1,863)	(2,009)
Borrowings on revolving credit facility	203,000	185,000
Repayments of revolving credit facility	(53,000)	(139,000)
Repayments of mortgages and notes payable	(1,730)	(1,909)
Payments for debt issuance costs and other financing activities	(205)	(205)
Net cash provided by/(used in) financing activities	286,907	(13,278)
Net increase in cash and cash equivalents and restricted cash	$9,584	$5,837
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows - Continued
(Unaudited and in thousands)

	Three Months Ended March 31,
	2026	2025
Net increase in cash and cash equivalents and restricted cash	$9,584	$5,837
Cash and cash equivalents and restricted cash at beginning of the period	43,049	33,677
Cash and cash equivalents and restricted cash at end of the period	$52,633	$39,514

Reconciliation of cash and cash equivalents and restricted cash:

	Three Months Ended March 31,
	2026	2025
Cash and cash equivalents at end of the period	$32,423	$20,107
Restricted cash at end of the period	20,210	19,407
Cash and cash equivalents and restricted cash at end of the period	$52,633	$39,514

Supplemental disclosure of cash flow information:

	Three Months Ended March 31,
	2026	2025
Cash paid for interest, net of amounts capitalized	$50,351	$50,530

Supplemental disclosure of non-cash investing and financing activities:

	Three Months Ended March 31,
	2026	2025
Changes in accrued capital expenditures (1)	$15,114	$(4,059)
Write-off of fully depreciated real estate assets	$12,860	$34,243
Write-off of fully amortized leasing costs	$6,180	$18,674
Adjustment of Redeemable Common Units to fair value	$(9,588)	$(2,032)
__________

(1)Accrued capital expenditures included in accounts payable, accrued expenses and other liabilities as of March 31, 2026 and 2025 were $60.1 million and $48.8 million, respectively.

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(tabular dollar amounts in thousands, except per share and per unit data)
(Unaudited)

1.    Description of Business and Significant Accounting Policies

Description of Business

Highwoods Properties, Inc. (the “Company”) is a fully integrated office real estate investment trust (“REIT”) that owns, develops, acquires, leases and manages properties primarily in the best business districts of Atlanta, Charlotte, Dallas, Nashville, Orlando, Raleigh, Richmond and Tampa. The Company conducts its activities through Highwoods Realty Limited Partnership (the “Operating Partnership”). As of March 31, 2026, we owned or had an interest in 27.4 million rentable square feet of in-service properties, 0.8 million rentable square feet of office properties under development and development land with approximately 3.5 million rentable square feet of potential office build out.

Capital Structure

The Company is the sole general partner of the Operating Partnership. As of March 31, 2026, the Company owned all of the Preferred Units and 109.9 million, or 98.2%, of the Common Units in the Operating Partnership. Limited partners owned the remaining 2.0 million Common Units. During the three months ended March 31, 2026, the Company redeemed 25,855 Common Units for a like number of shares of Common Stock and 950 Common Units for cash.

During the first quarter of 2026, we entered into separate equity distribution agreements pursuant to which the Company may offer and sell up to $300.0 million in aggregate gross sales price of shares of Common Stock, including on a forward basis under forward sale agreements. During the three months ended March 31, 2026, the Company issued no shares of Common Stock under its equity distribution agreements.

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

As of March 31, 2026, we are involved with eight entities we determined to be variable interest entities, three of which we are the primary beneficiary and are consolidated and five of which we are not the primary beneficiary and are not consolidated. In addition, during 2025, we acquired a building using a special purpose entity owned by a qualified intermediary to facilitate a potential Section 1031 reverse exchange under the Internal Revenue Code. To realize the tax deferral available under the Section 1031 exchange, we must complete the Section 1031 exchange, and take title to the to-be-exchanged building within 180 days of the acquisition date. We have determined that this entity is a variable interest entity of which we are the primary beneficiary and therefore, we consolidate this entity. As of March 31, 2026, this variable interest entity had total assets and liabilities of $205.5 million and $8.0 million, respectively.

All intercompany transactions and accounts have been eliminated.

In the opinion of management, the unaudited interim Consolidated Financial Statements and accompanying unaudited consolidated financial information contain all adjustments (including normal recurring accruals) necessary for a fair presentation of our financial position, results of operations and cash flows. We have condensed or omitted certain notes and other information from the interim Consolidated Financial Statements presented in this Quarterly Report as permitted by SEC rules and regulations. These Consolidated Financial Statements should be read in conjunction with our 2025 Annual Report on Form 10-K.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in our Consolidated Financial Statements and accompanying notes. Actual results could differ from those estimates.

Insurance

We are primarily self-insured for health care claims for participating employees. To limit our exposure to significant claims, we have stop-loss coverage on a per claim and annual aggregate basis. We use all relevant information to determine our liabilities for claims, including actuarial estimates of claim liabilities. When determining our liabilities, we include claims for incurred losses, even if they are unreported. As of March 31, 2026, a reserve of $0.5 million was recorded to cover estimated reported and unreported claims.

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

2.    Leases

Operating Leases

We generally lease our office properties to lessees in exchange for fixed monthly payments that cover rent, property taxes, insurance and certain cost recoveries, primarily common area maintenance. Our office properties that are under lease are primarily located in Atlanta, Charlotte, Dallas, Nashville, Orlando, Raleigh, Richmond and Tampa and are leased to a wide variety of lessees across many industries. Our leases are operating leases and mostly range from three to 10 years. We recognized rental and other revenues related to operating lease payments of $209.8 million and $196.5 million during the three months ended March 31, 2026 and 2025, respectively. Included in these amounts were variable lease payments of $18.2 million and $16.9 million during the three months ended March 31, 2026 and 2025, respectively.

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

The Granite Park Six joint venture obtained a construction loan for up to $115.0 million, with an interest rate of SOFR plus 394 basis points and a maturity date of January 2026. During the first quarter of 2026, we contributed preferred equity of $19.3 million to the Granite Park Six joint venture. The joint venture used these funds to pay off at maturity the $16.2 million outstanding balance of the construction loan. The preferred equity contributed by us is entitled to receive monthly distributions at a rate of 8.0%. These reconsideration events did not change our initial conclusion that the Granite Park Six joint venture is a variable interest entity of which we are not the primary beneficiary. As such, the entity remains unconsolidated.

As of March 31, 2026, our risk of loss with respect to this arrangement was limited to the carrying value of our investment balance of $94.3 million, which includes the $19.3 million of preferred equity we funded to the joint venture.

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

The 23Springs joint venture obtained a construction loan for up to $265.0 million, with an interest rate of SOFR plus 355 basis points and a maturity date of March 2026, which can be extended for up to two additional years at our option. During the first quarter of 2026, the joint venture exercised its option to extend the loan by an additional year. The new maturity date is March 2027. As of March 31, 2026, $178.0 million was drawn on this loan.

As of March 31, 2026, our risk of loss with respect to this arrangement was limited to the carrying value of our investment balance of $108.8 million. The assets of the 23Springs joint venture can only be used to settle obligations of the joint venture, and its creditors have no recourse to our wholly owned assets.

- M+O JV, LLC (“McKinney & Olive joint venture”)

We own the McKinney & Olive building in Dallas as part of a joint venture with Granite in which we own a 50.0% interest. As part of the original acquisition of McKinney & Olive, the McKinney & Olive joint venture assumed a secured loan recorded at fair value of $137.0 million, with a stated interest rate of 4.5% and an effective interest rate of 5.3%. We determined that we have a variable interest in the McKinney & Olive joint venture primarily because the entity was designed to pass along interest rate risk, equity price risk and operation risk to us and Granite as equity holders. The McKinney & Olive joint venture was further determined to be a variable interest entity as it required additional subordinated financial support in the form of the secured mortgage loan because the initial equity investments by us and Granite were not sufficient to finance its planned investments and operations. The secured mortgage loan was subsequently paid in full at maturity. We concluded we do not have the power to direct matters that most significantly impact the activities of the entity and therefore do not qualify as the primary beneficiary. Accordingly, the entity is not consolidated.

As of March 31, 2026, our risk of loss with respect to this arrangement was limited to the carrying value of our investment balance of $177.8 million. The assets of the McKinney & Olive joint venture can be used only to settle obligations of the joint venture, and its creditors have no recourse to our wholly owned assets.

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

As of March 31, 2026, our risk of loss with respect to this arrangement was $48.2 million, which consists of the $12.6 million carrying value of our investment balance plus the $35.6 million outstanding balance of the loan we have provided to the joint venture. The outstanding balance on the loan is recorded in investments in and advances to unconsolidated affiliates on our Consolidated Balance Sheets. The assets of the Midtown East joint venture can be used only to settle obligations of the joint venture, and its creditors have no recourse to our wholly owned assets.

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

As of March 31, 2026, our risk of loss with respect to this arrangement was $61.8 million, which consists of the $11.9 million carrying value of our investment balance plus the $49.9 million outstanding balance of the loan we have provided to the joint venture. The outstanding balance on the loan is recorded in investments in and advances to unconsolidated affiliates on our Consolidated Balance Sheets. The assets of the 2827 Peachtree joint venture can be used only to settle obligations of the joint venture, and its creditors have no recourse to our wholly owned assets.

Consolidated Affiliates

- HRLP Bloc 83, L.P. (“Bloc 83 joint venture”)

During the first quarter of 2026, we acquired Bloc83, a two-building, 492,000 square foot mixed-use asset in CBD Raleigh, through the formation of a joint venture with the North Carolina Investment Authority (“NCIA”), in which we initially own a 10.0% interest. We retained an option to increase our ownership interest to 50.0%. The Bloc 83 joint venture has an anticipated total investment of $210.5 million, which includes planned near-term building improvements and transaction costs. The joint venture’s planned total investment will be funded with $21.0 million of common equity contributed by us and $189.5 million of common equity contributed by the NCIA. The assets acquired and liabilities assumed were recorded at relative fair value as determined by management based on information available at the acquisition date and on current assumptions as to future operations. The NCIA has the right to sell to us its interest in the joint venture under certain circumstances for fair market value at any time after the fifth anniversary of the formation date. If the NCIA exercises this right, in lieu of us acquiring the NCIA's interest, we have the option to instead cause the Bloc 83 joint venture to market the asset for sale to a third party for fair market value.

We determined that we have a variable interest in the Bloc 83 joint venture primarily because the entity was designed to pass along equity price risk and operation risk to us and the NCIA as equity holders. The Bloc 83 joint venture was further determined to be a variable interest entity as the initial equity investments provided by us and the NCIA were not sufficient to finance its planned investments and operations. We, as the general partner and through our control rights as set forth in the joint venture’s governance documents, were determined to be the primary beneficiary as we have the power to direct the activities that most significantly affect the entity (primarily lease rates, property operations and capital expenditures). As such, the Bloc 83 joint venture is consolidated and all intercompany transactions and accounts are eliminated.

The following table sets forth the assets and liabilities of the Bloc 83 joint venture included on our Consolidated Balance Sheets:

March 31, 2026
Net real estate assets	$174,528
Cash and cash equivalents	$8,755
Restricted cash	$5,504
Accounts receivable	$183
Accrued straight-line rents receivable	$275
Deferred leasing costs, net	$29,496
Accounts payable, accrued expenses and other liabilities	$7,983

The assets of the Bloc 83 joint venture can be used only to settle obligations of the joint venture, and its creditors have no recourse to our wholly owned assets.

- Terraces JV, LLC (“Terraces joint venture”)

During the first quarter of 2026, we expanded our Dallas market presence by acquiring The Terraces, a 173,000 square foot office building in the Preston Center BBD of Dallas, through the formation of a joint venture with Granite in which we own an 80.0% interest. The Terraces joint venture has an anticipated total investment of $109.3 million, which includes planned near-term building improvements and transaction costs. The joint venture’s planned total investment will be funded with $64.3 million of preferred equity contributed by us, $36.0 million of common equity contributed by us and $9.0 million of common equity contributed by Granite. The preferred equity contributed by us is entitled to receive monthly distributions from available cash at a rate of 5.75%. The assets acquired and liabilities assumed were recorded at relative fair value as determined by management based on information available at the acquisition date and on current assumptions as to future operations. We have a right to buy, and Granite has a right to sell to us, Granite’s interest in the joint venture under certain circumstances for fair market value at any time after the third anniversary of the formation date. If Granite exercises this right, in lieu of us acquiring Granite's interest, we have the option to instead cause the Terraces joint venture to market the asset for sale to a third party for fair market value.

We determined that we have a variable interest in the Terraces joint venture primarily because the entity was designed to pass along equity price risk and operation risk to us and Granite as equity holders. The Terraces joint venture was further determined to be a variable interest entity as the initial equity investments provided by us and Granite were not sufficient to finance its planned investments and operations. We, as the majority owner and through our control rights as set forth in the joint venture’s governance documents, were determined to be the primary beneficiary as we have both the power to direct the activities that most significantly affect the entity (primarily lease rates, property operations and capital expenditures) and significant economic exposure through our equity investment. As such, the Terraces joint venture is consolidated and all intercompany transactions and accounts are eliminated.

The following table sets forth the assets and liabilities of the Terraces joint venture included on our Consolidated Balance Sheets:

March 31, 2026
Net real estate assets	$93,928
Cash and cash equivalents	$2,628
Accrued straight-line rents receivable	$384
Deferred leasing costs, net	$13,814
Accounts payable, accrued expenses and other liabilities	$4,355

The assets of the Terraces joint venture can be used only to settle obligations of the joint venture, and its creditors have no recourse to our wholly owned assets.

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

The following table sets forth the assets and liabilities of the Midtown West joint venture included on our Consolidated Balance Sheets:

	March 31, 2026	December 31, 2025
Net real estate assets	$55,803	$56,299
Cash and cash equivalents	$1,675	$1,361
Accounts receivable	$257	$203
Accrued straight-line rents receivable	$5,210	$5,254
Deferred leasing costs, net	$2,081	$2,211
Prepaid expenses and other assets, net	$101	$124
Mortgages and notes payable, net	$43,986	$44,059
Accounts payable, accrued expenses and other liabilities	$1,318	$1,170

The assets of the Midtown West joint venture can be used only to settle obligations of the joint venture, and its creditors have no recourse to our wholly owned assets.

4.    Real Estate Assets

Dispositions

During the first quarter of 2026, we sold three buildings in Richmond for an aggregate sales price of $42.3 million and recorded aggregate gains on disposition of property of $17.0 million.

5.    Intangible Assets and Below Market Lease Liabilities

The following table sets forth total intangible assets and acquisition-related below market lease liabilities, net of accumulated amortization:

	March 31, 2026	December 31, 2025
Assets:
Deferred leasing costs (including lease incentives and above market lease and in-place lease acquisition-related intangible assets)	$465,597	$414,230
Less accumulated amortization	(176,466)	(169,972)
	$289,131	$244,258
Liabilities (in accounts payable, accrued expenses and other liabilities):
Acquisition-related below market lease liabilities	$37,646	$32,628
Less accumulated amortization	(17,853)	(17,102)
	$19,793	$15,526

The following table sets forth amortization of intangible assets and below market lease liabilities:

	Three Months Ended March 31,
	2026	2025
Amortization of deferred leasing costs and acquisition-related intangible assets (in depreciation and amortization)	$10,953	$9,004
Amortization of lease incentives (in rental and other revenues)	$884	$645
Amortization of acquisition-related above market lease intangible assets (in rental and other revenues)	$845	$598
Amortization of acquisition-related below market lease liabilities (in rental and other revenues)	$(884)	$(752)

The following table sets forth scheduled future amortization of intangible assets and below market lease liabilities:

	Amortization of Deferred Leasing Costs and Acquisition-Related Intangible Assets (in Depreciation and Amortization)	Amortization of Lease Incentives (in Rental and Other Revenues)	Amortization of Acquisition-Related Above Market Lease Intangible Assets (in Rental and Other Revenues)	Amortization of Acquisition-Related Below Market Lease Liabilities (in Rental and Other Revenues)
April 1 through December 31, 2026	$35,615	$2,063	$2,589	$(2,544)
2027	42,139	2,557	2,997	(3,080)
2028	37,189	2,353	2,802	(2,666)
2029	32,977	2,061	2,572	(2,289)
2030	28,888	1,747	2,246	(2,154)
Thereafter	76,017	5,252	7,067	(7,060)
	$252,825	$16,033	$20,273	$(19,793)
Weighted average remaining amortization periods as of March 31, 2026 (in years)	7.3	7.6	7.7	7.6

The following table sets forth the intangible assets acquired as a result of the acquisitions of Bloc83 in Raleigh and The Terraces in Dallas in the first quarter of 2026:

	Acquisition-Related Above Market Lease Intangible Assets (amortized in Rental and Other Revenues)	Acquisition-Related Intangible Assets (amortized in Depreciation and Amortization)	Acquisition-Related Below Market Lease Liabilities (amortized in Rental and Other Revenues)
Amount recorded at acquisition	$7,751	$37,190	$(5,152)
Weighted average remaining amortization periods as of March 31, 2026 (in years)	8.2	6.9	6.7

6.    Mortgages and Notes Payable

The following table sets forth our mortgages and notes payable:

	March 31, 2026	December 31, 2025
Secured indebtedness	$701,302	$703,409
Unsecured indebtedness	3,017,210	2,866,745
Less-unamortized debt issuance costs	(15,014)	(15,976)
Total mortgages and notes payable, net	$3,703,498	$3,554,178

As of March 31, 2026, our secured mortgage loans were collateralized by real estate assets with an undepreciated book value of $1,278.0 million.

Our $750.0 million unsecured revolving credit facility is scheduled to mature in January 2028 (but can be extended for two additional six-month periods at our option assuming no defaults have occurred). The interest rate on our revolving credit facility is SOFR plus a related spread adjustment of 10 basis points and a borrowing spread of 85 basis points, based on current credit ratings. The annual facility fee is 20 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody’s Investors Service or Standard & Poor’s Ratings Services. The interest rate may be adjusted upward or downward by 2.5 basis points depending upon whether or not we achieve certain pre-determined sustainability goals with respect to the ongoing reduction of greenhouse gas emissions. There was $175.0 million outstanding under our revolving credit facility as of both March 31, 2026 and April 21, 2026. As of both March 31, 2026 and April 21, 2026, we had $0.1 million of outstanding letters of credit, which reduce the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility as of both March 31, 2026 and April 21, 2026 was $574.9 million.

We are currently in compliance with financial covenants with respect to our consolidated debt.

We have considered our short-term liquidity needs within one year from April 28, 2026 (the date of issuance of the quarterly financial statements) and the adequacy of our estimated cash flows from operating activities and other available financing sources to meet these needs. In particular, we have given consideration to our scheduled debt maturities during such one-year period, which consists of $300.0 million principal amount of unsecured notes that are scheduled to mature in March 2027. We have concluded it is probable we will meet these short-term liquidity requirements through a combination of the following:
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

7.    Noncontrolling Interests

Noncontrolling Interests in Consolidated Affiliates

As of March 31, 2026, our noncontrolling interest in consolidated affiliates relates to our joint venture partners' 20.0% interest in the Midtown West joint venture, 90.0% interest in the Bloc 83 joint venture and 20.0% interest in the Terraces joint venture. Each of our joint venture partners is an unrelated third party.

Noncontrolling Interests in the Operating Partnership

The following table sets forth the Company’s noncontrolling interests in the Operating Partnership:

	Three Months Ended March 31,
	2026	2025
Beginning noncontrolling interests in the Operating Partnership	$52,777	$65,791
Adjustment of noncontrolling interests in the Operating Partnership to fair value	(8,434)	(2,902)
Conversions of Common Units to Common Stock	(700)	—
Redemptions of Common Units	(24)	(10)
Net income attributable to noncontrolling interests in the Operating Partnership	579	1,956
Distributions to noncontrolling interests in the Operating Partnership	(1,009)	(1,076)
Total noncontrolling interests in the Operating Partnership	$43,189	$63,759

The following table sets forth net income available for common stockholders and transfers from the Company’s noncontrolling interests in the Operating Partnership:

	Three Months Ended March 31,
	2026	2025
Net income available for common stockholders	$31,363	$97,449
Increase in additional paid in capital from conversions of Common Units to Common Stock	700	—
Redemptions of Common Units	24	10
Change from net income available for common stockholders and transfers from noncontrolling interests	$32,087	$97,459

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

The following table sets forth our assets and liabilities and the Company’s noncontrolling interests in the Operating Partnership that are measured or disclosed at fair value within the fair value hierarchy:

		Level 1	Level 2
	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs
Fair Value as of March 31, 2026:
Assets:
Mortgages and notes receivable, at fair value (1)	$12,231	$—	$12,231
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	593	593	—
Total Assets	$12,824	$593	$12,231
Noncontrolling Interests in the Operating Partnership	$43,189	$43,189	$—
Liabilities:
Mortgages and notes payable, net, at fair value (1)	$3,586,387	$—	$3,586,387
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	593	593	—
Total Liabilities	$3,586,980	$593	$3,586,387

Fair Value as of December 31, 2025:
Assets:
Mortgages and notes receivable, at fair value (1)	$12,228	$—	$12,228
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	1,396	1,396	—
Total Assets	$13,624	$1,396	$12,228
Noncontrolling Interests in the Operating Partnership	$52,777	$52,777	$—
Liabilities:
Mortgages and notes payable, net, at fair value (1)	$3,471,003	$—	$3,471,003
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	1,396	1,396	—
Total Liabilities	$3,472,399	$1,396	$3,471,003
__________
(1)    Amounts are not recorded at fair value on our Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025.

9.    Share-Based Payments

During the three months ended March 31, 2026, the Company granted 250,062 shares of time-based restricted stock and 160,796 shares of total return-based restricted stock with weighted average grant date fair values per share of $22.49 and $24.02, respectively. We recorded share-based compensation expense of $6.4 million and $5.0 million during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, there was $6.7 million of total unrecognized share-based compensation costs, which will be recognized over a weighted average remaining contractual term of 2.6 years.

10.    Real Estate and Other Assets Held For Sale

The following table sets forth our assets held for sale, which are considered non-core:

	March 31, 2026	December 31, 2025
Assets:
Land	$—	$3,454
Buildings and tenant improvements	—	42,123
Less-accumulated depreciation	—	(25,468)
Net real estate assets	—	20,109
Accrued straight-line rents receivable	—	2,083
Deferred leasing costs, net	—	1,006
Prepaid expenses and other assets, net	—	3
Real estate and other assets, net, held for sale	$—	$23,201

11.    Earnings Per Share and Per Unit

The following table sets forth the computation of basic and diluted earnings per share of the Company:

	Three Months Ended March 31,
	2026	2025
Earnings per Common Share - basic:
Numerator:
Net income	$33,365	$100,000
Net (income) attributable to noncontrolling interests in the Operating Partnership	(579)	(1,956)
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates	(849)	26
Dividends on Preferred Stock	(574)	(621)
Net income available for common stockholders	$31,363	$97,449
Denominator:
Denominator for basic earnings per Common Share – weighted average shares (1)	110,039	107,683
Net income available for common stockholders	$0.29	$0.91
Earnings per Common Share - diluted:
Numerator:
Net income	$33,365	$100,000
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates	(849)	26
Dividends on Preferred Stock	(574)	(621)
Net income available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	$31,942	$99,405
Denominator:
Denominator for basic earnings per Common Share – weighted average shares (1)	110,039	107,683
Add:
Noncontrolling interests Common Units	2,023	2,151
Denominator for diluted earnings per Common Share – adjusted weighted average shares and assumed conversions	112,062	109,834
Net income available for common stockholders	$0.29	$0.91
__________
(1)Includes all unvested restricted stock where dividends on such restricted stock are non-forfeitable.

The following table sets forth the computation of basic and diluted earnings per unit of the Operating Partnership:

	Three Months Ended March 31,
	2026	2025
Earnings per Common Unit - basic:
Numerator:
Net income	$33,365	$100,000
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates	(849)	26
Distributions on Preferred Units	(574)	(621)
Net income available for common unitholders	$31,942	$99,405
Denominator:
Denominator for basic earnings per Common Unit – weighted average units (1)	111,653	109,425
Net income available for common unitholders	$0.29	$0.91
Earnings per Common Unit - diluted:
Numerator:
Net income	$33,365	$100,000
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates	(849)	26
Distributions on Preferred Units	(574)	(621)
Net income available for common unitholders	$31,942	$99,405
Denominator:
Denominator for basic earnings per Common Unit – weighted average units (1)	111,653	109,425
Denominator for diluted earnings per Common Unit – adjusted weighted average units and assumed conversions	111,653	109,425
Net income available for common unitholders	$0.29	$0.91
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

	Three Months Ended March 31,
	2026	2025
Rental and other revenues:
Atlanta	$36,514	$35,594
Charlotte	27,648	22,056
Dallas	2,657	—
Nashville	38,199	39,544
Orlando	14,541	14,296
Raleigh	51,604	44,494
Richmond	7,752	9,178
Tampa	22,376	22,712
Rental and other revenues for reportable segments	201,291	187,874
Other	12,743	12,509
Total rental and other revenues	214,034	200,383

Rental property and other expenses:
Atlanta	14,773	14,368
Charlotte	8,147	5,841
Dallas	833	—
Nashville	10,393	11,357
Orlando	5,107	5,542
Raleigh	14,197	11,733
Richmond	3,223	3,003
Tampa	8,199	8,609
Rental property and other expenses for reportable segments	64,872	60,453
Other	6,246	4,581
Total rental property and other expenses	71,118	65,034

Net operating income:
Atlanta	21,741	21,226
Charlotte	19,501	16,215
Dallas	1,824	—
Nashville	27,806	28,187
Orlando	9,434	8,754
Raleigh	37,407	32,761
Richmond	4,529	6,175
Tampa	14,177	14,103
Net operating income for reportable segments	136,419	127,421
Other	6,497	7,928
Total net operating income	$142,916	$135,349

	Three Months Ended March 31,
	2026	2025
Reconciliation to net income:
Depreciation and amortization	$(77,537)	$(71,405)
General and administrative expenses	(13,434)	(12,457)
Interest expense	(41,696)	(36,642)
Other income	3,168	1,625
Gains on disposition of property	16,963	82,215
Equity in earnings of unconsolidated affiliates	2,985	1,315
Net income	$33,365	$100,000

13.    Subsequent Events

On April 22, 2026, the Company declared a cash dividend of $0.50 per share of Common Stock, which is payable on June 9, 2026 to stockholders of record as of May 18, 2026.

On April 22, 2026, we announced that the Company’s Board of Directors has authorized the repurchase of up to $250.0 million of outstanding shares of Common Stock under a new stock repurchase program. We anticipate funding any stock repurchases with proceeds from non-core asset sales, available cash and borrowings under our revolving credit facility. The Company may purchase shares of Common Stock from time to time in amounts and at prices determined by the Company in its discretion. Shares of Common Stock may be repurchased in the open market or in privately negotiated transactions (which may include block trades). If and when the Company repurchases Common Stock under this program, the Operating Partnership will repurchase an equal number of Common Units from the Company. The timing, manner, price and actual number of shares repurchased will be subject to a variety of factors, including price, market conditions, corporate and regulatory requirements, applicable SEC rules and other liquidity requirements and priorities. The Common Stock repurchase program does not have an expiration date, does not obligate the Company to repurchase any dollar amount or number of shares and may be suspended, modified or discontinued at any time without prior notice.

On April 23, 2026, the Granite Park Six joint venture obtained a secured loan for up to $100.0 million, with an interest rate of SOFR plus 225 basis points and a maturity date of April 2028 (but can be extended for one additional year at the joint venture’s option assuming no defaults have occurred). In connection with this loan, the Granite Park Six joint venture obtained an interest rate swap that effectively fixes the underlying SOFR rate at 3.68%. As of April 23, 2026, $85.3 million was drawn on this loan. The joint venture used the net proceeds from the secured loan to redeem the preferred equity that we contributed during the first quarter of 2026 and distributed the remainder equally to Granite and us.

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

This list of risks and uncertainties, however, is not intended to be exhaustive. You should also review the other cautionary statements we make in “Item 1A. Risk Factors” set forth in our 2025 Annual Report on Form 10-K. Given these uncertainties, you should not place undue reliance on forward-looking statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements to reflect any future events or circumstances or to reflect the occurrence of unanticipated events.

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
The key components affecting our rental and other revenues are average occupancy, rental rates, cost recovery income, new developments placed in service, acquisitions and dispositions. Average occupancy generally increases during times of improving economic growth, as our ability to lease space outpaces vacancies that occur upon the expirations of existing leases. Average occupancy generally declines during times of slower or negative economic growth, when new vacancies tend to outpace our ability to lease space. Asset acquisitions, dispositions and new developments placed in service directly impact our rental revenues and could impact our average occupancy, depending upon the occupancy rate of the properties that are acquired, sold or placed in service. Another indicator of the predictability of future revenues is the expected lease expirations of our portfolio. As a result, in addition to seeking to increase our average occupancy by leasing current vacant space, we also concentrate our leasing efforts on renewing existing leases prior to expiration. For more information regarding our lease expirations, see “Item 2. Properties – Lease Expirations” and “Item 1A. Risk Factors – Risks Related to our Operations. The continued social acceptance, desirability and perceived economic benefits of work-from-home arrangements could materially and negatively impact the future demand for office space over the long-term” in our 2025 Annual Report on Form 10-K. Occupancy in our office portfolio decreased from 85.3% as of December 31, 2025 to 85.0% as of March 31, 2026. We expect average occupancy in our office portfolio to range from 85.5% to 86.5% for the remainder of 2026.

Whether or not our rental revenue tracks average occupancy proportionally depends upon whether GAAP rents under signed new and renewal leases are higher or lower than the GAAP rents under expiring leases. Annualized rental revenues from second generation leases expiring during any particular year are typically less than 15% of our total annual rental revenues. The following table sets forth information regarding second generation office leases signed during the first quarter of 2026 (we define second generation office leases as leases with new customers and renewals of existing customers in both consolidated and unconsolidated office space that has been previously occupied and leases with respect to vacant space in acquired buildings):

	New	Renewal	All Office
Leased space (in rentable square feet)	306,315	617,289	923,604
Average term (in years - rentable square foot weighted)	8.6	6.7	7.4
Base rents (per rentable square foot) (1)	$41.72	$41.31	$41.44
Rent concessions (per rentable square foot) (1)	(2.42)	(1.78)	(1.99)
GAAP rents (per rentable square foot) (1)	$39.30	$39.53	$39.45
Tenant improvements (per rentable square foot) (1)	$7.38	$3.83	$5.01
Leasing commissions (per rentable square foot) (1)	$1.83	$1.42	$1.56
__________
(1)    Weighted average per rentable square foot on an annual basis over the lease term.

Annual combined GAAP rents for new and renewal leases signed in the first quarter were $39.45 per rentable square foot, 19.4% higher compared to previous leases in the same office spaces.

We strive to maintain a diverse, stable and creditworthy customer base. We have an internal guideline whereby customers that account for more than 3% of our revenues are periodically reviewed with the Company’s Board of Directors. As of March 31, 2026, only Bank of America (4.2%) and Asurion (3.4%) accounted for more than 3% of our annualized GAAP revenues.

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

Net Operating Income

Whether or not we record increasing net operating income (“NOI”) in our same property portfolio typically depends upon our ability to garner higher rental revenues, whether from higher average occupancy, higher GAAP rents per rentable square foot or higher cost recovery income, that exceed any corresponding growth in operating expenses. Consolidated same property NOI was $1.8 million, or 1.3%, lower in the first quarter of 2026 as compared to 2025 due to an increase of $3.4 million in same property expenses, partially offset by an increase of $1.7 million in same property revenues.

In addition to the effect of consolidated same property NOI, whether or not NOI increases typically depends upon whether the NOI from our acquired properties and recently completed development projects exceeds the lost NOI from property dispositions. NOI was $7.6 million, or 5.6%, higher in the first quarter of 2026 as compared to 2025 primarily due to property acquisitions in Raleigh, Charlotte and Dallas, partially offset by lost NOI from property dispositions and lower consolidated same property NOI. We expect NOI to be higher for the remainder of 2026 as compared to 2025 due to NOI from the recent property acquisitions in Raleigh, Charlotte and Dallas, recently completed development projects in Raleigh and an anticipated increase in consolidated same property NOI, partially offset by lost NOI from property dispositions.

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

Liquidity and Capital Resources

We continue to maintain a conservative and flexible balance sheet and believe we have ample liquidity to fund our operations and growth prospects. As of April 21, 2026, we had approximately $32 million of existing cash and $175.0 million drawn on our $750.0 million revolving credit facility, which is scheduled to mature in January 2028 (but which can be extended for two additional six-month periods at our option). As of March 31, 2026, our leverage ratio, as measured by the ratio of our mortgages and notes payable and outstanding preferred stock to the undepreciated book value of our assets, was 43.6%, and there were 112.3 million diluted shares of Common Stock outstanding.

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

Our long-term liquidity uses generally consist of the retirement or refinancing of debt upon maturity, funding of building improvements, new building developments (including our proportionate share of joint venture developments) and land infrastructure projects and funding acquisitions of buildings and development land (including our proportionate share of joint venture acquisitions). Additionally, we may, from time to time, retire outstanding equity and/or debt securities through redemptions, open market repurchases, privately negotiated acquisitions or otherwise. Such redemptions or repurchases, if any, will be on terms and at prices determined by the Company in its discretion, and will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved in connection with these transactions may be material.

We expect to meet our long-term liquidity needs through a combination of:

•cash flows from operating activities;

•issuance of debt securities by the Operating Partnership;

•secured debt;

•bank term loans;

•borrowings under our revolving credit facility;

•issuance of equity securities by the Company or the Operating Partnership; and

•the disposition of non-core assets.

We have no debt scheduled to mature within one year from April 28, 2026 (the date of issuance of the quarterly financial statements), except for $300.0 million principal amount of unsecured notes that are scheduled to mature in March 2027. We generally believe we will be able to satisfy future obligations with existing cash, borrowings under our revolving credit facility, new bank term loans, issuance of other unsecured debt, mortgage debt and/or proceeds from the sale of additional non-core assets.

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

Results of Operations

Three Months Ended March 31, 2026 and 2025

Rental and Other Revenues

Rental and other revenues were $13.7 million, or 6.8%, higher in the first quarter of 2026 as compared to 2025 primarily due to increases from property acquisitions in Raleigh, Charlotte and Dallas and higher consolidated same property revenues, which increased rental and other revenues by $16.3 million and $1.7 million, respectively. Consolidated same property rental and other revenues were higher primarily due to higher average GAAP rents per rentable square foot, higher parking income, and higher cost recoveries, partially offset by lower termination fee income. These increases were partially offset by a decrease of $4.2 million from property dispositions. We expect rental and other revenues to be higher for the remainder of 2026 as compared to 2025 for similar reasons.

Operating Expenses

Rental property and other expenses were $6.1 million, or 9.4%, higher in the first quarter of 2026 as compared to 2025 primarily due to increases from property acquisitions in Raleigh, Charlotte and Dallas and higher consolidated same property operating expenses, which increased operating expenses by $4.8 million and $3.4 million, respectively. Consolidated same property operating expenses were higher primarily due to higher property taxes, utilities, and contract services. These increases were partially offset by a decrease of $1.4 million from property dispositions. We expect rental property and other expenses to be higher for the remainder of 2026 as compared to 2025 for similar reasons.

Depreciation and amortization was $6.1 million, or 8.6%, higher in the first quarter of 2026 as compared to 2025 primarily due to property acquisitions in Raleigh, Charlotte and Dallas, partially offset by property dispositions. We expect depreciation and amortization to be higher for the remainder of 2026 as compared to 2025 for similar reasons.

General and administrative expenses were $1.0 million, or 7.8%, higher in the first quarter of 2026 as compared to 2025 primarily due to higher long-term equity incentive compensation. We expect general and administrative expenses for the remainder of 2026 to be similar to 2025.
Interest Expense

Interest expense was $5.1 million, or 13.8%, higher in the first quarter of 2026 as compared to 2025 primarily due to higher average debt balances. We expect interest expense to be higher for the remainder of 2026 as compared to 2025 due to higher average debt balances and lower capitalized interest.

Other Income

Other income was $1.5 million higher in the first quarter of 2026 as compared to 2025 primarily due to the sale of our 26.5% interest in Kessinger/Hunter and Company, LC, a brokerage services firm in 2026.

Gains on Disposition of Property

Gains on disposition of property were $65.3 million lower in the first quarter of 2026 as compared to 2025. The 2026 gains related to building dispositions in Richmond. The 2025 gains related to building dispositions in Tampa.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $1.7 million higher in the first quarter of 2026 as compared to 2025 primarily due to termination fee income recorded by our McKinney & Olive joint venture, partially offset by the sale of our 50.0% interest in the Highwoods-Markel Associates, LLC joint venture in 2025.

Earnings Per Common Share - Diluted

Diluted earnings per common share was $0.62 lower in the first quarter of 2026 as compared to 2025 due to a decrease in net income for the reasons discussed above.

Liquidity and Capital Resources

Statements of Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in the Company’s cash flows (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Net cash provided by operating activities	$62,849	$46,324	$16,525
Net cash used in investing activities	(340,172)	(27,209)	(312,963)
Net cash provided by/(used in) financing activities	286,907	(13,278)	300,185
Total cash flows	$9,584	$5,837	$3,747

The change in net cash provided by operating activities in the first quarter of 2026 as compared to 2025 was primarily due to changes in operating assets and liabilities and net cash from property acquisitions in Raleigh, Charlotte and Dallas, partially offset by property dispositions. We expect net cash related to operating activities to be higher for the remainder of 2026 as compared to 2025 due to property acquisitions in Raleigh, Charlotte and Dallas, partially offset by property dispositions.

The change in net cash used in investing activities in the first quarter of 2026 as compared to 2025 was primarily due to higher investments in acquired real estate in Raleigh and Dallas, lower net proceeds from dispositions, higher investments in unconsolidated affiliates and higher investments in tenant improvements and deferred leasing costs. We expect uses of cash for investing activities for the remainder of 2026 to be primarily driven by whether we acquire or commence development of additional office buildings in the BBDs of our markets. We expect these uses of cash for investing activities will be fully or partially offset by proceeds from property dispositions in 2026.

The change in net cash provided by/(used in) financing activities in the first quarter of 2026 as compared to 2025 was primarily due to contributions from joint venture partners to acquire consolidated real estate assets and higher net borrowings in 2026. The net effect of our acquisition, disposition, and development activity in 2026 will result in a corresponding increase or decrease to our outstanding debt and/or Common Stock balances.

Capitalization

The following table sets forth the Company’s capitalization (in thousands, except per share amounts):

	March 31, 2026	December 31, 2025
Mortgages and notes payable, net, at recorded book value	$3,703,498	$3,554,178
Preferred Stock, at liquidation value	$26,631	$26,691
Common Stock outstanding	110,273	109,905
Common Units outstanding (not owned by the Company)	2,017	2,044
Per share stock price at period end	$21.41	$25.82
Market value of Common Stock and Common Units	$2,404,129	$2,890,523
Total capitalization	$6,134,258	$6,471,392

As of March 31, 2026, our mortgages and notes payable and outstanding preferred stock represented 60.8% of our total capitalization and 43.6% of the undepreciated book value of our assets. See also “Executive Summary - Liquidity and Capital Resources.”

Our mortgages and notes payable as of March 31, 2026 consisted of $701.3 million of secured indebtedness with a weighted average interest rate of 4.44% and $3,017.2 million of unsecured indebtedness with a weighted average interest rate of 4.46%. The secured indebtedness was collateralized by real estate assets with an undepreciated book value of $1,278.0 million. As of March 31, 2026, $525.0 million of our debt bears interest at floating rates.

Investment Activity

In the normal course of business, we regularly evaluate potential acquisitions. As a result, from time to time, we may have one or more potential acquisitions under consideration that are in varying stages of evaluation, negotiation or due diligence, including potential acquisitions that are subject to non-binding letters of intent or enforceable contracts. Consummation of any transaction is subject to a number of contingencies, including the satisfaction of customary closing conditions. No assurances can be provided that we will acquire any properties in the future. See “Item 1A. Risk Factors - Risks Related to our Investment Activities - Recent and future acquisitions and development properties may fail to perform in accordance with our expectations and may require renovation and development costs exceeding our estimates” in our 2025 Annual Report on Form 10-K.

During the first quarter of 2026, we acquired Bloc83, a two-building, 492,000 square foot mixed-use asset in CBD Raleigh, through the formation of a joint venture with the North Carolina Investment Authority (“NCIA”) in which we initially own a 10.0% interest. We retained an option to increase our ownership interest to 50.0%. The Bloc 83 joint venture has an anticipated total investment of $210.5 million, which includes planned near-term building improvements and transaction costs. The joint venture’s planned total investment will be funded with $21.0 million of common equity contributed by us and $189.5 million of common equity contributed by the NCIA. The assets acquired and liabilities assumed were recorded at relative fair value as determined by management based on information available at the acquisition date and on current assumptions as to future operations. The NCIA has the right to sell to us its interest in the joint venture under certain circumstances for fair market value at any time after the fifth anniversary of the formation date.

During the first quarter of 2026, we expanded our Dallas market presence by acquiring The Terraces, a 173,000 square foot office building in the Preston Center BBD of Dallas, through the formation of a joint venture with Granite Properties (“Granite”) in which we own an 80.0% interest. The Terraces joint venture has an anticipated total investment of $109.3 million, which includes planned near-term building improvements and transaction costs. The joint venture’s planned total investment will be funded with $64.3 million of preferred equity contributed by us, $36.0 million of common equity contributed by us and $9.0 million of common equity contributed by Granite. The preferred equity contributed by us is entitled to receive monthly distributions from available cash at a rate of 5.75%. The assets acquired and liabilities assumed were recorded at relative fair value as determined by management based on information available at the acquisition date and on current assumptions as to future operations. We have a right to buy, and Granite has a right to sell to us, Granite’s interest in the joint venture under certain circumstances for fair market value at any time after the third anniversary of the formation date.

During the first quarter of 2026, we contributed $19.3 million of preferred equity to the Granite Park Six joint venture, in which we own a 50.0% interest. The joint venture used these funds to pay off at maturity the $16.2 million outstanding balance of an up to $115.0 million construction loan. The preferred equity contributed by us was entitled to receive monthly distributions at a rate of 8.0%. On April 23, 2026, the Granite Park Six joint venture obtained a secured loan for up to $100.0 million, with an interest rate of SOFR plus 225 basis points and a maturity date of April 2028 (but can be extended for one additional year at the joint venture’s option assuming no defaults have occurred). In connection with this loan, the Granite Park Six joint venture obtained an interest rate swap that effectively fixes the underlying SOFR rate at 3.68%. As of April 23, 2026, $85.3 million was drawn on this loan. The joint venture used the net proceeds from the secured loan to redeem the preferred equity that we contributed during the first quarter of 2026 and distributed the remainder equally to Granite and us.

During the first quarter of 2026, we sold three buildings in Richmond for an aggregate sales price of $42.3 million and recorded aggregate gains on disposition of property of $17.0 million.

Financing Activity

During the first quarter of 2026, we entered into separate equity distribution agreements with each of Wells Fargo Securities, LLC, BofA Securities, Inc., BTIG, LLC, Jefferies LLC, J.P. Morgan Securities LLC, TD Securities (USA) LLC and Truist Securities, Inc. pursuant to which the Company may offer and sell up to $300.0 million in aggregate gross sales price of shares of Common Stock from time to time, including on a forward basis under forward sale agreements, through such firms, acting as agents of the Company or as principals. Sales of the shares, if any, may be made by means of ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices or as otherwise agreed with any of such firms (which may include block trades). During the first quarter of 2026, there were no shares of common stock issued under these agreements.

On April 22, 2026, we announced that the Company’s Board of Directors has authorized the repurchase of up to $250.0 million of outstanding shares of Common Stock under a new stock repurchase program. We anticipate funding any stock repurchases with proceeds from non-core asset sales, available cash and borrowings under our revolving credit facility. The Company may purchase shares of Common Stock from time to time in amounts and at prices determined by the Company in its discretion. Shares of Common Stock may be repurchased in the open market or in privately negotiated transactions (which may include block trades). If and when the Company repurchases Common Stock under this program, the Operating Partnership will repurchase an equal number of Common Units from the Company. The timing, manner, price and actual number of shares repurchased will be subject to a variety of factors, including price, market conditions, corporate and regulatory requirements, applicable SEC rules and other liquidity requirements and priorities. The Common Stock repurchase program does not have an expiration date, does not obligate the Company to repurchase any dollar amount or number of shares and may be suspended, modified or discontinued at any time without prior notice.

Our $750.0 million unsecured revolving credit facility is scheduled to mature in January 2028 (but can be extended for two additional six-month periods at our option assuming no defaults have occurred). The interest rate on our revolving credit facility is SOFR plus a related spread adjustment of 10 basis points and a borrowing spread of 85 basis points, based on current credit ratings. The annual facility fee is 20 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody’s Investors Service or Standard & Poor’s Ratings Services. The interest rate may be adjusted upward or downward by 2.5 basis points depending upon whether or not we achieve certain pre-determined sustainability goals with respect to the ongoing reduction of greenhouse gas emissions. There was $175.0 million outstanding under our revolving credit facility as of both March 31, 2026 and April 21, 2026. As of both March 31, 2026 and April 21, 2026, we had $0.1 million of outstanding letters of credit, which reduce the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility as of both March 31, 2026 and April 21, 2026 was $574.9 million.

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

Cash dividends and distributions reduce the amount of cash that would otherwise be available for other business purposes, including funding debt maturities, reducing debt or future growth initiatives. The amount of future distributions that will be made is at the discretion of the Company’s Board of Directors. For a discussion of the factors that will affect such cash flows and, accordingly, influence the decisions of the Company’s Board of Directors regarding dividends and distributions, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Dividends and Distributions” in our 2025 Annual Report on Form 10-K.

On April 22, 2026, the Company declared a cash dividend of $0.50 per share of Common Stock, which is payable on June 9, 2026 to stockholders of record as of May 18, 2026.

During the first quarter of 2026, the Company declared and paid a cash dividend of $0.50 per share of Common Stock.

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

We had $32.4 million of cash and cash equivalents as of March 31, 2026. The unused capacity of our revolving credit facility as of both March 31, 2026 and April 21, 2026 was $574.9 million.

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

The Company from time to time enters into equity distribution agreements with a variety of firms pursuant to which the Company may offer and sell shares of common stock from time to time, including on a forward basis under forward sale agreements, through such firms, acting as agents of the Company or as principals. Sales of the shares, if any, may be made by means of ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices or as otherwise agreed with any of such firms (which may include block trades).

During the remainder of 2026, we expect to sell up to $250 million of properties no longer considered to be core assets due to location, age, quality and/or overall strategic fit. We can make no assurance, however, that we will sell any additional non-core assets or, if we do, what the timing or terms of any such sale will be.

See also “Executive Summary” and “Executive Summary - Liquidity and Capital Resources.”

Critical Accounting Estimates

There were no changes made by management to the critical accounting policies in the three months ended March 31, 2026. For a description of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our 2025 Annual Report on Form 10-K.

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

The following table sets forth the Company’s FFO, FFO available for common stockholders and FFO available for common stockholders per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Funds from operations:
Net income	$33,365	$100,000
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates	(849)	26
Depreciation and amortization of real estate assets	74,079	70,727
Gains on disposition of depreciable properties	(16,963)	(82,337)
Unconsolidated affiliates:
Depreciation and amortization of real estate assets	4,956	3,891
Funds from operations	94,588	92,307
Dividends on Preferred Stock	(574)	(621)
Funds from operations available for common stockholders	$94,014	$91,686
Funds from operations available for common stockholders per share	$0.84	$0.83
Weighted average shares outstanding (1)	112,062	109,834
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

As of March 31, 2026, our same property portfolio consisted of 137 wholly owned and joint venture in-service properties encompassing 25.4 million rentable square feet that were owned during the entirety of the periods presented (from January 1, 2025 to March 31, 2026). As of December 31, 2025, our same property portfolio consisted of 143 wholly owned and joint venture in-service properties encompassing 26.0 million rentable square feet that were owned during the entirety of the periods presented (from January 1, 2024 to December 31, 2025). The change in our same property portfolio was due to the addition of one newly developed property encompassing less than 0.1 million rentable square feet placed in service during 2024, offset by the removal of three wholly owned properties encompassing 0.4 million rentable square feet and three joint venture properties encompassing 0.2 million rentable square feet that were sold during 2026 and one property encompassing 0.1 million rentable square feet that was taken out of service during 2026 due to a change in our assumption about the use of the asset.

The following table sets forth the Company’s NOI, same property NOI and same property cash NOI (in thousands):

	Three Months Ended March 31,
	2026	2025
Net income	$33,365	$100,000
Equity in earnings of unconsolidated affiliates	(2,985)	(1,315)
Gains on disposition of property	(16,963)	(82,215)
Other income	(3,168)	(1,625)
Interest expense	41,696	36,642
General and administrative expenses	13,434	12,457
Depreciation and amortization	77,537	71,405
Net operating income	142,916	135,349
Our share of unconsolidated joint venture same property net operating income	5,928	4,260
Partner's share of consolidated joint venture same property net operating income	(296)	(259)
Non same property and other net operating income	(13,354)	(4,069)
Same property net operating income	$135,194	$135,281

Same property net operating income	$135,194	$135,281
Lease termination fees, straight-line rent and other non-cash adjustments	(6,714)	(6,069)
Same property cash net operating income	$128,480	$129,212

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our market risk as of December 31, 2025, see “Quantitative and Qualitative Disclosures About Market Risk” in our 2025 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

SEC rules require us to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our annual and periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow for timely decisions regarding required disclosure. The Company’s CEO and CFO have concluded that the disclosure controls and procedures of the Company and the Operating Partnership were each effective as of March 31, 2026.

SEC rules also require us to establish and maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in internal control over financial reporting during the three months ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were also no changes in internal control over financial reporting during the three months ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of 2026, the Company issued an aggregate of 25,855 shares of Common Stock to holders of Common Units in the Operating Partnership upon the redemption of a like number of Common Units in private offerings exempt from the registration requirements pursuant to Section 4(2) of the Securities Act. Each of the holders of Common Units was an accredited investor under Rule 501 of the Securities Act. The resale of such shares was registered by the Company under the Securities Act.

The following table sets forth information related to shares of Common Stock surrendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock during the first quarter of 2026:

	Total Number of Shares Purchased	Weighted Average Price Paid per Share
January 1 to January 31	—	$—
February 1 to February 28	—	—
March 1 to March 31	82,855	22.49
Total	82,855	$22.49

ITEM 6. EXHIBITS

Exhibit Number	Description
1.1
Form of Equity Distribution Agreement without Warrants, dated February 11, 2026, among Highwoods Properties, Inc., Highwoods Realty Limited Partnership and each of the firms named therein (filed as part of the Company’s Current Report on Form 8-K dated February 11, 2026)

1.2
Form of Equity Distribution Agreement with Warrants, dated February 11, 2026, among Highwoods Properties, Inc., Highwoods Realty Limited Partnership and each of the firms named therein (filed as part of the Company’s Current Report on Form 8-K dated February 11, 2026)

1.3
Form of Master Forward Confirmation, dated February 11, 2026, among Highwoods Properties, Inc., Highwoods Realty Limited Partnership and each of the firms named therein (filed as part of the Company’s Current Report on Form 8-K dated February 11, 2026)

1.4
Form of Master Warrant Confirmation, dated February 11, 2026, among Highwoods Properties, Inc., Highwoods Realty Limited Partnership and each of the firms named therein (filed as part of the Company’s Current Report on Form 8-K dated February 11, 2026)

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

Date: April 28, 2026