Form 10-Q
period 2026-06-30
HIGHWOODS PROPERTIES, INC.; HIGHWOODS REALTY LTD PARTNERSHIP
filed 2026-07-28
CIK 921082, 941713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 2026
or

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

The Company had 110,306,211 shares of Common Stock outstanding as of July 21, 2026.

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

Certain information contained herein is presented as of July 21, 2026, the latest practicable date for financial information prior to the filing of this Quarterly Report.

This report combines the Quarterly Reports on Form 10-Q for the period ended June 30, 2026 of the Company and the Operating Partnership. We believe combining the quarterly reports into this single report results in the following benefits:

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

•Consolidated Financial Statements;

•Note 11 to Consolidated Financial Statements - Earnings Per Share and Per Unit;

•Item 4 - Controls and Procedures; and

•Item 6 - Certifications of CEO and CFO Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2026

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HIGHWOODS PROPERTIES, INC.
Consolidated Balance Sheets
(Unaudited and in thousands, except share and per share data)

	June 30, 2026	December 31, 2025
Assets:
Real estate assets, at cost:
Land	$607,720	$609,177
Buildings and tenant improvements	6,216,948	6,144,697
Development in-process	—	6,248
Land held for development	197,227	214,149
	7,021,895	6,974,271
Less-accumulated depreciation	(1,905,507)	(1,902,276)
Net real estate assets	5,116,388	5,071,995
Real estate and other assets, net, held for sale	53,900	23,201
Cash and cash equivalents	145,377	27,358
Restricted cash	20,653	15,691
Accounts receivable	31,548	28,263
Mortgages and notes receivable	12,228	12,228
Accrued straight-line rents receivable	304,951	318,024
Investments in and advances to unconsolidated affiliates	446,928	471,580
Deferred leasing costs, net of accumulated amortization of $174,584 and $169,972, respectively	278,222	244,258
Prepaid expenses and other assets, net of accumulated depreciation of $27,411 and $25,144, respectively	61,456	61,240
Total Assets	$6,471,651	$6,273,838
Liabilities, Noncontrolling Interests in the Operating Partnership and Equity:
Mortgages and notes payable, net	$3,515,608	$3,554,178
Accounts payable, accrued expenses and other liabilities	305,713	284,006
Total Liabilities	3,821,321	3,838,184
Commitments and contingencies
Noncontrolling interests in the Operating Partnership	60,840	52,777
Equity:
Preferred Stock, $.01 par value, 50,000,000 authorized shares;
8.625% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 26,631 and 26,691 shares issued and outstanding, respectively	26,631	26,691
Common Stock, $.01 par value, 200,000,000 authorized shares;
110,306,211 and 109,905,241 shares issued and outstanding, respectively	1,103	1,099
Additional paid-in capital	3,221,689	3,223,767
Distributions in excess of net income available for common stockholders	(855,358)	(870,083)
Accumulated other comprehensive loss	(2,625)	(2,494)
Total Stockholders’ Equity	2,391,440	2,378,980
Noncontrolling interests in consolidated affiliates	198,050	3,897
Total Equity	2,589,490	2,382,877
Total Liabilities, Noncontrolling Interests in the Operating Partnership and Equity	$6,471,651	$6,273,838

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Income
(Unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Rental and other revenues	$216,379	$200,600	$430,413	$400,983
Operating expenses:
Rental property and other expenses	70,155	63,655	141,273	128,689
Depreciation and amortization	79,054	74,679	156,591	146,084
General and administrative	9,897	10,319	23,331	22,776
Total operating expenses	159,106	148,653	321,195	297,549
Interest expense	41,694	37,665	83,390	74,307
Other income	2,568	4,629	5,736	6,254
Gains on disposition of property	79,024	—	95,987	82,215
Equity in earnings/(losses) of unconsolidated affiliates	(414)	310	2,571	1,625
Net income	96,757	19,221	130,122	119,221
Net (income) attributable to noncontrolling interests in the Operating Partnership	(1,716)	(365)	(2,295)	(2,321)
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates	(993)	—	(1,842)	26
Dividends on Preferred Stock	(574)	(586)	(1,148)	(1,207)
Net income available for common stockholders	$93,474	$18,270	$124,837	$115,719
Earnings per Common Share – basic:
Net income available for common stockholders	$0.85	$0.17	$1.13	$1.07
Weighted average Common Shares outstanding – basic	110,284	107,825	110,162	107,754
Earnings per Common Share – diluted:
Net income available for common stockholders	$0.85	$0.17	$1.13	$1.07
Weighted average Common Shares outstanding – diluted	112,301	109,976	112,182	109,905

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Comprehensive income:
Net income	$96,757	$19,221	$130,122	$119,221
Other comprehensive loss:
Amortization of cash flow hedges	(68)	(62)	(131)	(124)
Total other comprehensive loss	(68)	(62)	(131)	(124)
Total comprehensive income	96,689	19,159	129,991	119,097
Less-comprehensive (income) attributable to noncontrolling interests	(2,709)	(365)	(4,137)	(2,295)
Comprehensive income attributable to common stockholders	$93,980	$18,794	$125,854	$116,802

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Equity
(Unaudited and in thousands, except share amounts)

	Three Months Ended June 30, 2026
	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance as of March 31, 2026	110,272,697	$1,103	$26,631	$3,237,704	$(2,557)	$201,654	$(893,681)	$2,570,854
Issuances of Common Stock, net of issuance costs and tax withholdings	12,118	—	—	(22)	—	—	—	(22)
Dividends on Common Stock ($0.50 per share)		—	—	—	—	—	(55,151)	(55,151)
Dividends on Preferred Stock ($21.5625 per share)		—	—	—	—	—	(574)	(574)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	(16,943)	—	—	—	(16,943)
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(4,597)	—	(4,597)
Issuances of restricted stock	21,396	—	—	—	—	—	—	—
Share-based compensation expense, net of forfeitures	—	—	—	950	—	—	—	950
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(1,716)	(1,716)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	993	(993)	—
Comprehensive income:
Net income		—	—	—	—	—	96,757	96,757
Other comprehensive loss		—	—	—	(68)	—	—	(68)
Total comprehensive income								96,689
Balance as of June 30, 2026	110,306,211	$1,103	$26,631	$3,221,689	$(2,625)	$198,050	$(855,358)	$2,589,490

	Six Months Ended June 30, 2026
	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2025	109,905,241	$1,099	$26,691	$3,223,767	$(2,494)	$3,897	$(870,083)	$2,382,877
Issuances of Common Stock, net of issuance costs and tax withholdings	(57,139)	—	—	(1,665)	—	—	—	(1,665)
Conversions of Common Units to Common Stock	25,855			700				700
Dividends on Common Stock ($1.00 per share)		—	—	—	—	—	(110,112)	(110,112)
Dividends on Preferred Stock ($43.1250 per share)		—	—	—	—	—	(1,148)	(1,148)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	(8,509)	—	—	—	(8,509)
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(4,891)	—	(4,891)
Contributions from noncontrolling interests in consolidated affiliates		—	—	—	—	197,202	—	197,202
Issuances of restricted stock	432,254	—	—	—	—	—	—	—
Redemptions/repurchases of Preferred Stock		—	(60)					(60)
Share-based compensation expense, net of forfeitures	—	4	—	7,396	—	—	—	7,400
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(2,295)	(2,295)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	1,842	(1,842)	—
Comprehensive income:
Net income		—	—	—	—	—	130,122	130,122
Other comprehensive loss		—	—	—	(131)	—	—	(131)
Total comprehensive income								129,991
Balance as of June 30, 2026	110,306,211	$1,103	$26,631	$3,221,689	$(2,625)	$198,050	$(855,358)	$2,589,490

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Equity - Continued
(Unaudited and in thousands, except share amounts)

	Three Months Ended June 30, 2025
	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance as of March 31, 2025	107,810,629	$1,078	$28,811	$3,150,235	$(2,308)	$4,185	$(766,979)	$2,415,022
Issuances of Common Stock, net of issuance costs and tax withholdings	56,494	—	—	1,620	—	—	—	1,620
Dividends on Common Stock ($0.50 per share)		—	—	—	—	—	(53,918)	(53,918)
Dividends on Preferred Stock ($21.5625 per share)		—	—	—	—	—	(586)	(586)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	(3,829)	—	—	—	(3,829)
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(80)	—	(80)
Issuances of restricted stock	19,792	—	—	—	—	—	—	—
Redemptions/repurchases of Preferred Stock			(2,095)					(2,095)
Share-based compensation expense, net of forfeitures	—	1	—	1,309	—	—	—	1,310
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(365)	(365)
Comprehensive income:
Net income		—	—	—	—	—	19,221	19,221
Other comprehensive loss		—	—	—	(62)	—	—	(62)
Total comprehensive income								19,159
Balance as of June 30, 2025	107,886,915	$1,079	$26,716	$3,149,335	$(2,370)	$4,105	$(802,627)	$2,376,238

	Six Months Ended June 30, 2025
	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2024	107,623,777	$1,076	$28,811	$3,144,130	$(2,246)	$4,291	$(810,608)	$2,365,454
Issuances of Common Stock, net of issuance costs and tax withholdings	1,458	—	—	(142)	—	—	—	(142)
Dividends on Common Stock ($1.00 per share)		—	—	—	—	—	(107,738)	(107,738)
Dividends on Preferred Stock ($43.1250 per share)		—	—	—	—	—	(1,207)	(1,207)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	(927)	—	—	—	(927)
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(160)	—	(160)
Issuances of restricted stock	261,680	—	—	—	—	—	—	—
Redemptions/repurchases of Preferred Stock		—	(2,095)					(2,095)
Share-based compensation expense, net of forfeitures	—	3	—	6,274	—	—	—	6,277
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(2,321)	(2,321)
Net loss attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	(26)	26	—
Comprehensive income:
Net income		—	—	—	—	—	119,221	119,221
Other comprehensive loss		—	—	—	(124)	—	—	(124)
Total comprehensive income								119,097
Balance as of June 30, 2025	107,886,915	$1,079	$26,716	$3,149,335	$(2,370)	$4,105	$(802,627)	$2,376,238

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities:
Net income	$130,122	$119,221
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	156,591	146,084
Amortization of lease incentives and acquisition-related intangible assets and liabilities	1,648	1,122
Share-based compensation expense	7,400	6,277
Net credit losses on operating lease receivables	1,857	139
Accrued interest on mortgages and notes receivable	(816)	(496)
Amortization of debt issuance costs	3,081	2,821
Amortization of cash flow hedges	(131)	(124)
Amortization of mortgages and notes payable fair value adjustments	175	56
Losses on debt extinguishment	60	—
Net gains on disposition of property	(95,987)	(82,215)
Equity in earnings of unconsolidated affiliates	(2,571)	(1,625)
Distributions of earnings from unconsolidated affiliates	4,104	3,516
Changes in operating assets and liabilities:
Accounts receivable	710	2,841
Prepaid expenses and other assets	260	(4,904)
Accrued straight-line rents receivable	(16,769)	(6,004)
Accounts payable, accrued expenses and other liabilities	(1,658)	(23,854)
Net cash provided by operating activities	188,076	162,855
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	(309,838)	(137,828)
Investments in development in-process	(1,731)	(593)
Investments in tenant improvements and deferred leasing costs	(84,601)	(61,919)
Investments in building improvements	(26,785)	(21,551)
Net proceeds from disposition of real estate assets	297,533	137,779
Distributions of capital from unconsolidated affiliates	55,948	3,742
Investments in mortgages and notes receivable	—	(1,577)
Repayments of mortgages and notes receivable	—	6,333
Investments in and advances to unconsolidated affiliates	(33,646)	(16,681)
Changes in earnest money deposits	—	10,000
Changes in other investing activities	1,422	139
Net cash used in investing activities	(101,698)	(82,156)
Financing activities:
Dividends on Common Stock	(110,112)	(107,738)
Redemptions/repurchases of Preferred Stock	(60)	(2,095)
Redemptions of Common Units	(24)	(10)
Dividends on Preferred Stock	(1,148)	(1,207)
Distributions to noncontrolling interests in the Operating Partnership	(2,017)	(2,151)
Distributions to noncontrolling interests in consolidated affiliates	(4,891)	(160)
Contributions from noncontrolling interests in consolidated affiliates	197,202	—
Proceeds from the issuance of Common Stock	655	2,191
Costs paid for the issuance of Common Stock	(455)	(324)
Repurchase of shares related to tax withholdings	(1,865)	(2,009)
Borrowings on revolving credit facility	203,000	237,000
Repayments of revolving credit facility	(228,000)	(194,000)
Borrowings on mortgages and notes payable	20,000	—
Repayments of mortgages and notes payable	(34,396)	(3,865)
Payments for debt issuance costs and other financing activities	(1,286)	—
Net cash provided by/(used in) financing activities	36,603	(74,368)
Net increase in cash and cash equivalents and restricted cash	$122,981	$6,331
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows – Continued
(Unaudited and in thousands)

	Six Months Ended June 30,
	2026	2025
Net increase in cash and cash equivalents and restricted cash	$122,981	$6,331
Cash and cash equivalents and restricted cash at beginning of the period	43,049	33,677
Cash and cash equivalents and restricted cash at end of the period	$166,030	$40,008

Reconciliation of cash and cash equivalents and restricted cash:

	Six Months Ended June 30,
	2026	2025
Cash and cash equivalents at end of the period	$145,377	$21,193
Restricted cash at end of the period	20,653	18,815
Cash and cash equivalents and restricted cash at end of the period	$166,030	$40,008

Supplemental disclosure of cash flow information:

	Six Months Ended June 30,
	2026	2025
Cash paid for interest, net of amounts capitalized	$71,069	$71,400

Supplemental disclosure of non-cash investing and financing activities:

	Six Months Ended June 30,
	2026	2025
Conversions of Common Units to Common Stock	$700	$—
Changes in accrued capital expenditures (1)	$19,084	$(2,218)
Write-off of fully depreciated real estate assets	$44,862	$54,439
Write-off of fully amortized leasing costs	$15,376	$25,199
Write-off of fully amortized debt issuance costs	$1,097	$—
Adjustment of noncontrolling interests in the Operating Partnership to fair value	$8,509	$927
__________

(1)Accrued capital expenditures included in accounts payable, accrued expenses and other liabilities as of June 30, 2026 and 2025 were $64.1 million and $50.7 million, respectively.

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Balance Sheets
(Unaudited and in thousands, except unit and per unit data)

	June 30, 2026	December 31, 2025
Assets:
Real estate assets, at cost:
Land	$607,720	$609,177
Buildings and tenant improvements	6,216,948	6,144,697
Development in-process	—	6,248
Land held for development	197,227	214,149
	7,021,895	6,974,271
Less-accumulated depreciation	(1,905,507)	(1,902,276)
Net real estate assets	5,116,388	5,071,995
Real estate and other assets, net, held for sale	53,900	23,201
Cash and cash equivalents	145,377	27,358
Restricted cash	20,653	15,691
Accounts receivable	31,548	28,263
Mortgages and notes receivable	12,228	12,228
Accrued straight-line rents receivable	304,951	318,024
Investments in and advances to unconsolidated affiliates	446,928	471,580
Deferred leasing costs, net of accumulated amortization of $174,584 and $169,972, respectively	278,222	244,258
Prepaid expenses and other assets, net of accumulated depreciation of $27,411 and $25,144, respectively	61,456	61,240
Total Assets	$6,471,651	$6,273,838
Liabilities, Redeemable Operating Partnership Units and Capital:
Mortgages and notes payable, net	$3,515,608	$3,554,178
Accounts payable, accrued expenses and other liabilities	305,713	284,006
Total Liabilities	3,821,321	3,838,184
Commitments and contingencies
Redeemable Operating Partnership Units:
Common Units, 2,017,248 and 2,044,053 outstanding, respectively	60,840	52,777
Series A Preferred Units (liquidation preference $1,000 per unit), 26,631 and 26,691 units issued and outstanding, respectively	26,631	26,691
Total Redeemable Operating Partnership Units	87,471	79,468
Capital:
Common Units:
General partner Common Units, 1,119,147 and 1,115,405 outstanding, respectively	23,674	23,547
Limited partner Common Units, 108,778,255 and 108,381,027 outstanding, respectively	2,343,760	2,331,236
Accumulated other comprehensive loss	(2,625)	(2,494)
Noncontrolling interests in consolidated affiliates	198,050	3,897
Total Capital	2,562,859	2,356,186
Total Liabilities, Redeemable Operating Partnership Units and Capital	$6,471,651	$6,273,838

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Income
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Rental and other revenues	$216,379	$200,600	$430,413	$400,983
Operating expenses:
Rental property and other expenses	70,155	63,655	141,273	128,689
Depreciation and amortization	79,054	74,679	156,591	146,084
General and administrative	9,897	10,319	23,331	22,776
Total operating expenses	159,106	148,653	321,195	297,549
Interest expense	41,694	37,665	83,390	74,307
Other income	2,568	4,629	5,736	6,254
Gains on disposition of property	79,024	—	95,987	82,215
Equity in earnings/(losses) of unconsolidated affiliates	(414)	310	2,571	1,625
Net income	96,757	19,221	130,122	119,221
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates	(993)	—	(1,842)	26
Distributions on Preferred Units	(574)	(586)	(1,148)	(1,207)
Net income available for common unitholders	$95,190	$18,635	$127,132	$118,040
Earnings per Common Unit – basic:
Net income available for common unitholders	$0.85	$0.17	$1.14	$1.08
Weighted average Common Units outstanding – basic	111,892	109,567	111,773	109,496
Earnings per Common Unit – diluted:
Net income available for common unitholders	$0.85	$0.17	$1.14	$1.08
Weighted average Common Units outstanding – diluted	111,892	109,567	111,773	109,496

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Comprehensive income:
Net income	$96,757	$19,221	$130,122	$119,221
Other comprehensive loss:
Amortization of cash flow hedges	(68)	(62)	(131)	(124)
Total other comprehensive loss	(68)	(62)	(131)	(124)
Total comprehensive income	96,689	19,159	129,991	119,097
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates	(993)	—	(1,842)	26
Comprehensive income attributable to common unitholders	$95,696	$19,159	$128,149	$119,123

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Capital
(Unaudited and in thousands)

	Three Months Ended June 30, 2026
	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance as of March 31, 2026	$23,452	$2,321,674	$(2,557)	$201,654	2,544,223
Issuances of Common Units, net of issuance costs and tax withholdings	(1)	(21)	—	—	(22)
Distributions on Common Units ($0.50 per unit)	(559)	(55,396)	—	—	(55,955)
Distributions on Preferred Units ($21.5625 per unit)	(5)	(569)	—	—	(574)
Share-based compensation expense, net of forfeitures	9	941	—	—	950
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(4,597)	(4,597)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	(179)	(17,676)	—	—	(17,855)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(10)	(983)	—	993	—
Comprehensive income:
Net income	967	95,790	—	—	96,757
Other comprehensive loss	—	—	(68)	—	(68)
Total comprehensive income					96,689
Balance as of June 30, 2026	23,674	2,343,760	(2,625)	198,050	$2,562,859

	Six Months Ended June 30, 2026
	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2025	$23,547	$2,331,236	$(2,494)	$3,897	$2,356,186
Issuances of Common Units, net of issuance costs and tax withholdings	(17)	(1,648)	—	—	(1,665)
Redemptions of Common Units	—	(24)	—	—	(24)
Distributions on Common Units ($1.00 per unit)	(1,117)	(110,603)	—	—	(111,720)
Distributions on Preferred Units ($43.1250 per unit)	(11)	(1,137)	—	—	(1,148)
Share-based compensation expense, net of forfeitures	74	7,326	—	—	7,400
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(4,891)	(4,891)
Contributions from noncontrolling interests in consolidated affiliates	—	—	—	197,202	197,202
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	(85)	(8,387)	—	—	(8,472)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(18)	(1,824)	—	1,842	—
Comprehensive income:
Net income	1,301	128,821	—	—	130,122
Other comprehensive loss	—	—	(131)	—	(131)
Total comprehensive income					129,991
Balance as of June 30, 2026	$23,674	$2,343,760	$(2,625)	$198,050	$2,562,859
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Capital - Continued
(Unaudited and in thousands)

	Three Months Ended June 30, 2025
	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance as of March 31, 2025	$23,842	$2,360,492	$(2,308)	$4,185	$2,386,211
Issuances of Common Units, net of issuance costs and tax withholdings	17	1,603	—	—	1,620
Distributions on Common Units ($0.50 per unit)	(548)	(54,241)	—	—	(54,789)
Distributions on Preferred Units ($21.5625 per unit)	(6)	(580)	—	—	(586)
Share-based compensation expense, net of forfeitures	13	1,297	—	—	1,310
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(80)	(80)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	(33)	(3,290)	—	—	(3,323)
Comprehensive income:
Net income	192	19,029	—	—	19,221
Other comprehensive loss	—	—	(62)	—	(62)
Total comprehensive income					19,159
Balance as of June 30, 2025	$23,477	$2,324,310	$(2,370)	$4,105	$2,349,522

	Six Months Ended June 30, 2025
	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2024	$23,345	$2,311,253	$(2,246)	$4,291	$2,336,643
Issuances of Common Units, net of issuance costs and tax withholdings	(1)	(141)	—	—	(142)
Redemptions of Common Units	—	(10)	—	—	(10)
Distributions on Common Units ($1.00 per unit)	(1,095)	(108,385)	—	—	(109,480)
Distributions on Preferred Units ($43.1250 per unit)	(12)	(1,195)	—	—	(1,207)
Share-based compensation expense, net of forfeitures	63	6,214	—	—	6,277
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(160)	(160)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	(15)	(1,481)	—	—	(1,496)
Net loss attributable to noncontrolling interests in consolidated affiliates	—	26		(26)	—
Comprehensive income:
Net income	1,192	118,029	—	—	119,221
Other comprehensive loss	—	—	(124)	—	(124)
Total comprehensive income					119,097
Balance as of June 30, 2025	$23,477	$2,324,310	$(2,370)	$4,105	$2,349,522

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities:
Net income	$130,122	$119,221
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	156,591	146,084
Amortization of lease incentives and acquisition-related intangible assets and liabilities	1,648	1,122
Share-based compensation expense	7,400	6,277
Net credit losses on operating lease receivables	1,857	139
Accrued interest on mortgages and notes receivable	(816)	(496)
Amortization of debt issuance costs	3,081	2,821
Amortization of cash flow hedges	(131)	(124)
Amortization of mortgages and notes payable fair value adjustments	175	56
Losses on debt extinguishment	60	—
Net gains on disposition of property	(95,987)	(82,215)
Equity in earnings of unconsolidated affiliates	(2,571)	(1,625)
Distributions of earnings from unconsolidated affiliates	4,104	3,516
Changes in operating assets and liabilities:
Accounts receivable	710	2,841
Prepaid expenses and other assets	260	(4,904)
Accrued straight-line rents receivable	(16,769)	(6,004)
Accounts payable, accrued expenses and other liabilities	(1,658)	(23,854)
Net cash provided by operating activities	188,076	162,855
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	(309,838)	(137,828)
Investments in development in-process	(1,731)	(593)
Investments in tenant improvements and deferred leasing costs	(84,601)	(61,919)
Investments in building improvements	(26,785)	(21,551)
Net proceeds from disposition of real estate assets	297,533	137,779
Distributions of capital from unconsolidated affiliates	55,948	3,742
Investments in mortgages and notes receivable	—	(1,577)
Repayments of mortgages and notes receivable	—	6,333
Investments in and advances to unconsolidated affiliates	(33,646)	(16,681)
Changes in earnest money deposits	—	10,000
Changes in other investing activities	1,422	139
Net cash used in investing activities	(101,698)	(82,156)
Financing activities:
Distributions on Common Units	(111,720)	(109,480)
Redemptions/repurchases of Preferred Units	(60)	(2,095)
Redemptions of Common Units	(24)	(10)
Distributions on Preferred Units	(1,148)	(1,207)
Distributions to noncontrolling interests in consolidated affiliates	(4,891)	(160)
Contributions from noncontrolling interests in consolidated affiliates	197,202	—
Proceeds from the issuance of Common Units	655	2,191
Costs paid for the issuance of Common Units	(455)	(324)
Repurchase of units related to tax withholdings	(1,865)	(2,009)
Borrowings on revolving credit facility	203,000	237,000
Repayments of revolving credit facility	(228,000)	(194,000)
Borrowings on mortgages and notes payable	20,000	—
Repayments of mortgages and notes payable	(34,396)	(3,865)
Payments for debt issuance costs and other financing activities	(1,695)	(409)
Net cash provided by/(used in) financing activities	36,603	(74,368)
Net increase in cash and cash equivalents and restricted cash	$122,981	$6,331
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows - Continued
(Unaudited and in thousands)

	Six Months Ended June 30,
	2026	2025
Net increase in cash and cash equivalents and restricted cash	$122,981	$6,331
Cash and cash equivalents and restricted cash at beginning of the period	43,049	33,677
Cash and cash equivalents and restricted cash at end of the period	$166,030	$40,008

Reconciliation of cash and cash equivalents and restricted cash:

	Six Months Ended June 30,
	2026	2025
Cash and cash equivalents at end of the period	$145,377	$21,193
Restricted cash at end of the period	20,653	18,815
Cash and cash equivalents and restricted cash at end of the period	$166,030	$40,008

Supplemental disclosure of cash flow information:

	Six Months Ended June 30,
	2026	2025
Cash paid for interest, net of amounts capitalized	$71,069	$71,400

Supplemental disclosure of non-cash investing and financing activities:

	Six Months Ended June 30,
	2026	2025
Changes in accrued capital expenditures (1)	$19,084	$(2,218)
Write-off of fully depreciated real estate assets	$44,862	$54,439
Write-off of fully amortized leasing costs	$15,376	$25,199
Write-off of fully amortized debt issuance costs	$1,097	$—
Adjustment of Redeemable Common Units to fair value	$8,063	$1,087
__________

(1)Accrued capital expenditures included in accounts payable, accrued expenses and other liabilities as of June 30, 2026 and 2025 were $64.1 million and $50.7 million, respectively.

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(tabular dollar amounts in thousands, except per share and per unit data)
(Unaudited)

1.    Description of Business and Significant Accounting Policies

Description of Business

Highwoods Properties, Inc. (the “Company”) is a fully integrated office real estate investment trust (“REIT”) that owns, develops, acquires, leases and manages properties primarily in the best business districts of Atlanta, Charlotte, Dallas, Nashville, Orlando, Raleigh, Richmond and Tampa. The Company conducts its activities through Highwoods Realty Limited Partnership (the “Operating Partnership”). As of June 30, 2026, we owned or had an interest in 27.7 million rentable square feet of in-service properties, 0.6 million rentable square feet of office properties under development and development land with approximately 3.5 million rentable square feet of potential office build out.

Capital Structure

The Company is the sole general partner of the Operating Partnership. As of June 30, 2026, the Company owned all of the Preferred Units and 109.9 million, or 98.2%, of the Common Units in the Operating Partnership. Limited partners owned the remaining 2.0 million Common Units. During the six months ended June 30, 2026, the Company redeemed 25,855 Common Units for a like number of shares of Common Stock and 950 Common Units for cash.

During the first quarter of 2026, we entered into separate equity distribution agreements pursuant to which the Company may offer and sell up to $300.0 million in aggregate gross sales price of shares of Common Stock, including on a forward basis under forward sale agreements. During the three and six months ended June 30, 2026, the Company issued no shares of Common Stock under its equity distribution agreements.

During the second quarter of 2026, we announced that the Company’s Board of Directors has authorized the repurchase of up to $250.0 million of outstanding shares of Common Stock under a new stock repurchase program. We anticipate funding any stock repurchases with proceeds from non-core asset sales, available cash and borrowings under our revolving credit facility. The Company may purchase shares of Common Stock from time to time in amounts and at prices determined by the Company in its discretion. Shares of Common Stock may be repurchased in the open market or in privately negotiated transactions (which may include block trades). If and when the Company repurchases Common Stock under this program, the Operating Partnership will repurchase an equal number of Common Units from the Company. The timing, manner, price and actual number of shares repurchased will be subject to a variety of factors, including price, market conditions, corporate and regulatory requirements, applicable SEC rules and other liquidity requirements and priorities. The Common Stock repurchase program does not have an expiration date, does not obligate the Company to repurchase any dollar amount or number of shares and may be suspended, modified or discontinued at any time without prior notice. During the three and six months ended June 30, 2026, the Company repurchased no shares of Common Stock under its stock repurchase program.

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

As of June 30, 2026, we are involved with six entities we determined to be variable interest entities, three of which we are the primary beneficiary and are consolidated and three of which we are not the primary beneficiary and are not consolidated. In addition, during 2025, we acquired a building using a special purpose entity owned by a qualified intermediary to facilitate a potential Section 1031 reverse exchange under the Internal Revenue Code. To realize the tax deferral available under the Section 1031 exchange, we were required to complete the Section 1031 exchange, and take title to the to-be-exchanged building within 180 days of the acquisition date. We completed the exchange by acquiring 100% of the special purpose entity in May 2026.

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

Insurance

We are primarily self-insured for health care claims for participating employees. To limit our exposure to significant claims, we have stop-loss coverage on a per claim and annual aggregate basis. We use all relevant information to determine our liabilities for claims, including actuarial estimates of claim liabilities. When determining our liabilities, we include claims for incurred losses, even if they are unreported. As of June 30, 2026, a reserve of $0.4 million was recorded to cover estimated reported and unreported claims.

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

2.    Leases

Operating Leases

We generally lease our office properties to lessees in exchange for fixed monthly payments that cover rent, property taxes, insurance and certain cost recoveries, primarily common area maintenance. Our office properties that are under lease are primarily located in Atlanta, Charlotte, Dallas, Nashville, Orlando, Raleigh, Richmond and Tampa and are leased to a wide variety of lessees across many industries. Our leases are operating leases and mostly range from three to 10 years. We recognized rental and other revenues related to operating lease payments of $211.5 million and $222.1 million during the three months ended June 30, 2026 and 2025, respectively, and $421.3 million and $392.9 million during the six months ended June 30, 2026 and 2025, respectively. Included in these amounts were variable lease payments of $18.8 million and $16.7 million during the three months ended June 30, 2026 and 2025, respectively, and $36.9 million and $33.6 million during the six months ended June 30, 2026 and 2025, respectively.

3.    Investments in and Advances to Affiliates

We have interests in various real estate joint ventures that are evaluated for consolidation under the variable interest entity (“VIE”) model or the voting interest model, depending on the facts and circumstances of each joint venture. For our unconsolidated affiliates that are evaluated under the VIE model, we determined that we hold variable interests, but we are not the primary beneficiary because we do not have the power to direct the activities that most significantly impact the entities’ economic performance. Accordingly, these entities are not consolidated. For our unconsolidated affiliates that are evaluated under the voting interest model, we determined through evaluation of our voting rights that control does not rest with us. Accordingly, these entities are not consolidated. For our consolidated affiliates that are evaluated under the VIE model, we determined that we hold variable interests, and we are the primary beneficiary because we have the power to direct the activities that most significantly affect the entities’ economic performance. Accordingly, these entities are consolidated.

Unconsolidated Affiliates

Our unconsolidated joint ventures are accounted for under the equity method of accounting because we have the ability to exercise significant influence over the operating and financial policies of the entities. Our maximum exposure to loss from our unconsolidated VIEs is generally limited to the carrying value of our investments and any loans or other advances we have provided to the joint ventures. The assets of these unconsolidated VIEs may be used only to settle their own obligations, and their creditors have no recourse to our wholly owned assets.

The following table summarizes our unconsolidated affiliates as of June 30, 2026:

Unconsolidated Affiliate	Location	Ownership Interest	VIE (Y/N)	Carrying Value as of
				June 30, 2026
Granite Park Six JV, LLC (1)	Dallas	50.0%	N	$42,283
GPI 23Springs JV, LLC (2)	Dallas	50.0%	Y	107,588
M+O JV, LLC	Dallas	50.0%	N	180,459
Midtown East Tampa, LLC (3)	Tampa	50.0%	Y	50,452
Brand/HRLP 2827 Peachtree LLC (4)	Atlanta	50.0%	Y	61,829
Plaza Colonnade, Tenant-in-Common	Kansas City	50.0%	N	4,317
				$446,928
__________
(1)During the second quarter of 2026, Granite Park Six JV, LLC (“Granite Park Six joint venture”) obtained a secured loan for up to $100.0 million with a maturity date of April 2028 (but can be extended for one additional year at the joint venture’s option assuming no defaults have occurred). In connection with this loan, the Granite Park Six joint venture obtained an interest rate hedge contract that effectively fixed the overall interest rate at 5.9%. As of June 30, 2026, $86.6 million was drawn on this loan. The joint venture used the net proceeds from the secured loan to redeem the preferred equity that we contributed during the first quarter of 2026 and distributed the remainder equally to us and our partner, Granite Properties (“Granite”). As a result of these reconsideration events, the Granite Park Six joint venture is no longer a VIE since it now has sufficient equity at risk. This joint venture is now evaluated under the voting interest model, and the entity remains unconsolidated.
(2)As of June 30, 2026, GPI 23Springs JV, LLC (“23Springs joint venture”) had $192.0 million outstanding under its construction loan, which matures in March 2027.
(3)As of June 30, 2026, Midtown East Tampa, LLC (“Midtown East joint venture”) had $43.7 million outstanding under the loan we previously provided to the joint venture. See Note 13.
(4)As of June 30, 2026, Brand/HRLP 2827 Peachtree LLC (“2827 Peachtree joint venture”) had $51.5 million outstanding under the loan we have provided to the joint venture.

Consolidated Affiliates

As of June 30, 2026, our consolidated VIEs consisted of the following: HRLP Bloc 83, L.P. (“Bloc 83 joint venture”) in Raleigh in which we own a 10.0% interest (but retain an option to increase our ownership interest to 50.0% in the future), Terraces JV, LLC (“Terraces joint venture”) in Dallas in which we own an 80.0% interest and HRLP MTW, LLC (“Midtown West joint venture”) in Tampa in which we own an 80.0% interest. The assets of these consolidated VIEs may be used only to settle their own obligations, and their creditors have no recourse to our wholly owned assets.

During the first quarter of 2026, we acquired Bloc83, a two-building, 492,000 square foot mixed-use asset in CBD Raleigh, through the formation of the Bloc 83 joint venture with the North Carolina Investment Authority (“NCIA”). The joint venture’s planned total investment of $210.5 million, which includes planned near-term building improvements and transaction costs, has been or will be funded with $21.0 million of common equity contributed by us and $189.5 million of common equity contributed by the NCIA. The assets acquired and liabilities assumed were recorded at relative fair value as determined by management based on information available at the acquisition date and on current assumptions as to future operations.

The following table sets forth the carrying value of the assets and liabilities of the Bloc 83 joint venture included on our Consolidated Balance Sheets:

June 30, 2026
Net real estate assets	$173,158
Cash and cash equivalents	$8,782
Restricted cash	$5,388
Accounts receivable	$267
Accrued straight-line rents receivable	$546
Deferred leasing costs, net	$28,111
Accounts payable, accrued expenses and other liabilities	$9,405

During the first quarter of 2026, we expanded our Dallas market presence by acquiring The Terraces, a 173,000 square foot office building in the Preston Center BBD of Dallas, through the formation of the Terraces joint venture with Granite. The joint venture’s planned total investment of $109.3 million, which includes planned near-term building improvements and transaction costs, has been or will be funded with $64.3 million of preferred equity contributed by us, $36.0 million of common equity contributed by us and $9.0 million of common equity contributed by Granite. The preferred equity contributed by us is entitled to receive monthly distributions from available cash at a rate of 5.75%. The assets acquired and liabilities assumed were recorded at relative fair value as determined by management based on information available at the acquisition date and on current assumptions as to future operations.

The following table sets forth the carrying value of the assets and liabilities of the Terraces joint venture included on our Consolidated Balance Sheets:

June 30, 2026
Net real estate assets	$93,661
Cash and cash equivalents	$3,600
Accounts receivable	$536
Accrued straight-line rents receivable	$655
Deferred leasing costs, net	$13,178
Accounts payable, accrued expenses and other liabilities	$5,713

The following table sets forth the carrying value of the assets and liabilities of the Midtown West joint venture included on our Consolidated Balance Sheets:

	June 30, 2026	December 31, 2025
Net real estate assets	$55,302	$56,299
Cash and cash equivalents	$1,936	$1,361
Accounts receivable	$67	$203
Accrued straight-line rents receivable	$5,165	$5,254
Deferred leasing costs, net	$2,038	$2,211
Prepaid expenses and other assets, net	$83	$124
Mortgages and notes payable, net	$43,912	$44,059
Accounts payable, accrued expenses and other liabilities	$1,355	$1,170

4.    Real Estate Assets

Dispositions

During the first quarter of 2026, we sold three buildings in Richmond for an aggregate sales price of $42.3 million and recorded aggregate gains on disposition of property of $17.0 million.

During the second quarter of 2026, we sold a building in Nashville and land in Richmond for an aggregate sales price of $259.0 million and recorded aggregate gains on disposition of property of $79.0 million.

5.    Intangible Assets and Below Market Lease Liabilities

The following table sets forth total intangible assets and acquisition-related below market lease liabilities, net of accumulated amortization:

	June 30, 2026	December 31, 2025
Assets:
Deferred leasing costs (including lease incentives and above market lease and in-place lease acquisition-related intangible assets)	$452,806	$414,230
Less accumulated amortization	(174,584)	(169,972)
	$278,222	$244,258
Liabilities (in accounts payable, accrued expenses and other liabilities):
Acquisition-related below market lease liabilities	$35,959	$32,628
Less accumulated amortization	(17,051)	(17,102)
	$18,908	$15,526

The following table sets forth amortization of intangible assets and below market lease liabilities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Amortization of deferred leasing costs and acquisition-related intangible assets (in depreciation and amortization)	$11,240	$9,070	$22,193	$18,074
Amortization of lease incentives (in rental and other revenues)	$850	$660	$1,734	$1,305
Amortization of acquisition-related above market lease intangible assets (in rental and other revenues)	$839	$636	$1,684	$1,234
Amortization of acquisition-related below market lease liabilities (in rental and other revenues)	$(886)	$(665)	$(1,770)	$(1,417)

The following table sets forth scheduled future amortization of intangible assets and below market lease liabilities:

	Amortization of Deferred Leasing Costs and Acquisition-Related Intangible Assets (in Depreciation and Amortization)	Amortization of Lease Incentives (in Rental and Other Revenues)	Amortization of Acquisition-Related Above Market Lease Intangible Assets (in Rental and Other Revenues)	Amortization of Acquisition-Related Below Market Lease Liabilities (in Rental and Other Revenues)
July 1 through December 31, 2026	$23,859	$1,360	$1,676	$(1,659)
2027	42,653	2,542	3,006	(3,080)
2028	37,698	2,388	2,811	(2,666)
2029	33,495	2,125	2,581	(2,289)
2030	29,427	1,789	2,255	(2,154)
Thereafter	76,365	5,087	7,105	(7,060)
	$243,497	$15,291	$19,434	$(18,908)
Weighted average remaining amortization periods as of June 30, 2026 (in years)	7.1	7.3	7.5	7.5

The following table sets forth the intangible assets acquired as a result of the acquisitions of Bloc83 in Raleigh and The Terraces in Dallas in the first quarter of 2026:

	Acquisition-Related Above Market Lease Intangible Assets (amortized in Rental and Other Revenues)	Acquisition-Related Intangible Assets (amortized in Depreciation and Amortization)	Acquisition-Related Below Market Lease Liabilities (amortized in Rental and Other Revenues)
Amount recorded at acquisition	$7,751	$37,190	$(5,152)
Weighted average remaining amortization periods as of June 30, 2026 (in years)	8.0	6.7	6.5

6.    Mortgages and Notes Payable

The following table sets forth our mortgages and notes payable:

	June 30, 2026	December 31, 2025
Secured indebtedness	$699,176	$703,409
Unsecured indebtedness	2,831,736	2,866,745
Less-unamortized debt issuance costs	(15,304)	(15,976)
Total mortgages and notes payable, net	$3,515,608	$3,554,178

As of June 30, 2026, our secured mortgage loans were collateralized by real estate assets with an undepreciated book value of $1,288.1 million.

Our $750.0 million unsecured revolving credit facility is scheduled to mature in January 2028 (but can be extended for two additional six-month periods at our option assuming no defaults have occurred). The interest rate on our revolving credit facility is SOFR plus 85 basis points, based on current credit ratings. The annual facility fee is 20 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody’s Investors Service or Standard & Poor’s Ratings Services. The interest rate may be adjusted upward or downward by 2.5 basis points depending upon whether or not we achieve certain pre-determined sustainability goals with respect to the ongoing reduction of greenhouse gas emissions. There were no amounts outstanding under our revolving credit facility as of June 30, 2026 and July 21, 2026, respectively. As of both June 30, 2026 and July 21, 2026, we had $0.1 million of outstanding letters of credit, which reduce the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility was $749.9 million as of June 30, 2026 and July 21, 2026, respectively.

During the second quarter of 2026, we modified our $150.0 million unsecured bank term loan to extend the maturity date from May 2027 to June 2029. The term can be extended for two additional years at our option, assuming no defaults have occurred. The interest rate is SOFR plus 90 basis points, based on current credit ratings. The interest rate is based on the higher of the publicly announced ratings from Moody’s Investors Service or Standard & Poor’s Ratings Services. The interest rate may be adjusted upward or downward by 2.5 basis points depending upon whether or not we achieve certain pre-determined sustainability goals with respect to the ongoing reduction of greenhouse gas emissions. We incurred $1.4 million of debt issuance costs, which are being amortized along with certain existing unamortized debt issuance costs over the remaining term of our modified term loan, and recorded $0.1 million of loss on debt extinguishment.

During the second quarter of 2026, we repurchased an aggregate of $11.0 million principal amount of unsecured notes due March 2027.

We are currently in compliance with financial covenants with respect to our consolidated debt.

We have considered our short-term liquidity needs within one year from July 28, 2026 (the date of issuance of the quarterly financial statements) and the adequacy of our estimated cash flows from operating activities and other available financing sources to meet these needs. In particular, we have given consideration to our scheduled debt maturities during such one-year period, which consists of $289.1 million principal amount of unsecured notes that are scheduled to mature in March 2027. We have concluded it is probable we will meet these short-term liquidity requirements through a combination of the following:
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

7.    Noncontrolling Interests

Noncontrolling Interests in Consolidated Affiliates

As of June 30, 2026, our noncontrolling interest in consolidated affiliates relates to our joint venture partners’ 20.0% interest in the Midtown West joint venture, 90.0% interest in the Bloc 83 joint venture and 20.0% interest in the Terraces joint venture. Each of our joint venture partners is an unrelated third party.

Noncontrolling Interests in the Operating Partnership

The following table sets forth the Company’s noncontrolling interests in the Operating Partnership:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Beginning noncontrolling interests in the Operating Partnership	$43,189	$63,759	$52,777	$65,791
Adjustment of noncontrolling interests in the Operating Partnership to fair value	16,943	3,829	8,509	927
Conversions of Common Units to Common Stock	—	—	(700)	—
Redemptions of Common Units	—	—	(24)	(10)
Net income attributable to noncontrolling interests in the Operating Partnership	1,716	365	2,295	2,321
Distributions to noncontrolling interests in the Operating Partnership	(1,008)	(1,075)	(2,017)	(2,151)
Total noncontrolling interests in the Operating Partnership	$60,840	$66,878	$60,840	$66,878

The following table sets forth net income available for common stockholders and transfers from the Company’s noncontrolling interests in the Operating Partnership:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income available for common stockholders	$93,474	$18,270	$124,837	$115,719
Increase in additional paid in capital from conversions of Common Units to Common Stock	—	—	700	—
Redemptions of Common Units	—	—	24	10
Change from net income available for common stockholders and transfers from noncontrolling interests	$93,474	$18,270	$125,561	$115,729

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

The following table sets forth our assets and liabilities and the Company’s noncontrolling interests in the Operating Partnership that are measured or disclosed at fair value within the fair value hierarchy:

		Level 1	Level 2
	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs
Fair Value as of June 30, 2026:
Assets:
Mortgages and notes receivable, at fair value (1)	$12,228	$—	$12,228
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	849	849	—
Total Assets	$13,077	$849	$12,228
Noncontrolling Interests in the Operating Partnership	$60,840	$60,840	$—
Liabilities:
Mortgages and notes payable, net, at fair value (1)	$3,414,212	$—	$3,414,212
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	849	849	—
Total Liabilities	$3,415,061	$849	$3,414,212

Fair Value as of December 31, 2025:
Assets:
Mortgages and notes receivable, at fair value (1)	$12,228	$—	$12,228
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	1,396	1,396	—
Total Assets	$13,624	$1,396	$12,228
Noncontrolling Interests in the Operating Partnership	$52,777	$52,777	$—
Liabilities:
Mortgages and notes payable, net, at fair value (1)	$3,471,003	$—	$3,471,003
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	1,396	1,396	—
Total Liabilities	$3,472,399	$1,396	$3,471,003
__________
(1)    Amounts are not recorded at fair value on our Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025.

9.    Share-Based Payments

During the six months ended June 30, 2026, the Company granted 271,458 shares of time-based restricted stock and 160,796 shares of total return-based restricted stock with weighted average grant date fair values per share of $22.80 and $24.02, respectively. We recorded share-based compensation expense of $1.0 million and $1.3 million during the three months ended June 30, 2026 and 2025, respectively, and $7.4 million and $6.3 million during the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, there was $6.3 million of total unrecognized share-based compensation costs, which will be recognized over a weighted average remaining contractual term of 2.3 years.

10.    Real Estate and Other Assets Held For Sale

The following table sets forth our assets held for sale, which are considered non-core:

	June 30, 2026	December 31, 2025
Assets:
Land	$9,374	$3,454
Buildings and tenant improvements	79,573	42,123
Less-accumulated depreciation	(41,643)	(25,468)
Net real estate assets	47,304	20,109
Accrued straight-line rents receivable	2,965	2,083
Deferred leasing costs, net	3,488	1,006
Prepaid expenses and other assets, net	143	3
Real estate and other assets, net, held for sale	$53,900	$23,201

11.    Earnings Per Share and Per Unit

The following table sets forth the computation of basic and diluted earnings per share of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Earnings per Common Share - basic:
Numerator:
Net income	$96,757	$19,221	$130,122	$119,221
Net (income) attributable to noncontrolling interests in the Operating Partnership	(1,716)	(365)	(2,295)	(2,321)
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates	(993)	—	(1,842)	26
Dividends on Preferred Stock	(574)	(586)	(1,148)	(1,207)
Net income available for common stockholders	$93,474	$18,270	$124,837	$115,719
Denominator:
Denominator for basic earnings per Common Share – weighted average shares (1)	110,284	107,825	110,162	107,754
Net income available for common stockholders	$0.85	$0.17	$1.13	$1.07
Earnings per Common Share - diluted:
Numerator:
Net income	$96,757	$19,221	$130,122	$119,221
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates	(993)	—	(1,842)	26
Dividends on Preferred Stock	(574)	(586)	(1,148)	(1,207)
Net income available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	$95,190	$18,635	$127,132	$118,040
Denominator:
Denominator for basic earnings per Common Share – weighted average shares (1)	110,284	107,825	110,162	107,754
Add:
Noncontrolling interests Common Units	2,017	2,151	2,020	2,151
Denominator for diluted earnings per Common Share – adjusted weighted average shares and assumed conversions	112,301	109,976	112,182	109,905
Net income available for common stockholders	$0.85	$0.17	$1.13	$1.07
__________
(1)Includes all unvested restricted stock where dividends on such restricted stock are non-forfeitable.

The following table sets forth the computation of basic and diluted earnings per unit of the Operating Partnership:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Earnings per Common Unit - basic:
Numerator:
Net income	$96,757	$19,221	$130,122	$119,221
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates	(993)	—	(1,842)	26
Distributions on Preferred Units	(574)	(586)	(1,148)	(1,207)
Net income available for common unitholders	$95,190	$18,635	$127,132	$118,040
Denominator:
Denominator for basic earnings per Common Unit – weighted average units (1)	111,892	109,567	111,773	109,496
Net income available for common unitholders	$0.85	$0.17	$1.14	$1.08
Earnings per Common Unit - diluted:
Numerator:
Net income	$96,757	$19,221	$130,122	$119,221
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates	(993)	—	(1,842)	26
Distributions on Preferred Units	(574)	(586)	(1,148)	(1,207)
Net income available for common unitholders	$95,190	$18,635	$127,132	$118,040
Denominator:
Denominator for basic earnings per Common Unit – weighted average units (1)	111,892	109,567	111,773	109,496
Denominator for diluted earnings per Common Unit – adjusted weighted average units and assumed conversions	111,892	109,567	111,773	109,496
Net income available for common unitholders	$0.85	$0.17	$1.14	$1.08
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Rental and other revenues:
Atlanta	$36,403	$36,299	$72,917	$71,893
Charlotte	29,244	21,910	56,892	43,966
Dallas	3,367	—	6,024	—
Nashville	36,998	39,653	75,197	79,197
Orlando	14,660	14,544	29,201	28,840
Raleigh	52,529	44,815	104,133	89,309
Richmond	6,887	9,318	14,639	18,496
Tampa	23,747	21,174	46,123	43,886
Rental and other revenues for reportable segments	203,835	187,713	405,126	375,587
Other	12,544	12,887	25,287	25,396
Total rental and other revenues	216,379	200,600	430,413	400,983

Rental property and other expenses:
Atlanta	14,247	13,467	29,020	27,835
Charlotte	7,890	6,003	16,037	11,844
Dallas	1,163	—	1,996	—
Nashville	10,992	11,017	21,385	22,374
Orlando	5,669	5,495	10,776	11,037
Raleigh	13,724	11,628	27,921	23,361
Richmond	1,958	2,605	5,181	5,608
Tampa	8,616	7,846	16,815	16,455
Rental property and other expenses for reportable segments	64,259	58,061	129,131	118,514
Other	5,896	5,594	12,142	10,175
Total rental property and other expenses	70,155	63,655	141,273	128,689

Net operating income:
Atlanta	22,156	22,832	43,897	44,058
Charlotte	21,354	15,907	40,855	32,122
Dallas	2,204	—	4,028	—
Nashville	26,006	28,636	53,812	56,823
Orlando	8,991	9,049	18,425	17,803
Raleigh	38,805	33,187	76,212	65,948
Richmond	4,929	6,713	9,458	12,888
Tampa	15,131	13,328	29,308	27,431
Net operating income for reportable segments	139,576	129,652	275,995	257,073
Other	6,648	7,293	13,145	15,221
Total net operating income	$146,224	$136,945	$289,140	$272,294

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Reconciliation to net income:
Depreciation and amortization	$(79,054)	$(74,679)	$(156,591)	$(146,084)
General and administrative expenses	(9,897)	(10,319)	(23,331)	(22,776)
Interest expense	(41,694)	(37,665)	(83,390)	(74,307)
Other income	2,568	4,629	5,736	6,254
Gains on disposition of property	79,024	—	95,987	82,215
Equity in earnings/(losses) of unconsolidated affiliates	(414)	310	2,571	1,625
Net income	$96,757	$19,221	$130,122	$119,221

13.    Subsequent Events

On July 22, 2026, the Company declared a cash dividend of $0.50 per share of Common Stock, which is payable on September 9, 2026 to stockholders of record as of August 17, 2026.

On July 7, 2026, the Midtown East joint venture obtained a two-tranche secured mortgage loan from a third party lender. The first tranche consists of a $44.8 million secured loan that was used to repay the $43.8 million balance on a secured construction loan that we previously provided the joint venture. The second tranche consists of a $10.9 million non-revolving line of credit. As of July 7, 2026, less than $0.1 million was drawn on the line of credit. Both tranches bear interest at SOFR plus 205 basis points and are scheduled to mature in July 2036. In connection with this loan, the Midtown East joint venture obtained interest rate hedge contracts that effectively fix the weighted average rate of both tranches at 6.3%.

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

•the Company could lose key executive officers; and

•closing of the planned disposition of $73.5 million of non-core buildings prior to August 15, 2026 may not occur on the terms described in this Quarterly Report under “Executive Summary – Investment Activity” or at all.

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
The key components affecting our rental and other revenues are average occupancy, rental rates, cost recovery income, new developments placed in service, acquisitions and dispositions. Average occupancy generally increases during times of improving economic growth, as our ability to lease space outpaces vacancies that occur upon the expirations of existing leases. Average occupancy generally declines during times of slower or negative economic growth, when new vacancies tend to outpace our ability to lease space. Asset acquisitions, dispositions and new developments placed in service directly impact our rental revenues and could impact our average occupancy, depending upon the occupancy rate of the properties that are acquired, sold or placed in service. Another indicator of the predictability of future revenues is the expected lease expirations of our portfolio. As a result, in addition to seeking to increase our average occupancy by leasing current vacant space, we also concentrate our leasing efforts on renewing existing leases prior to expiration. For more information regarding our lease expirations, see “Item 2. Properties – Lease Expirations” and “Item 1A. Risk Factors – Risks Related to our Operations. The continued social acceptance, desirability and perceived economic benefits of work-from-home arrangements could materially and negatively impact the future demand for office space over the long-term” in our 2025 Annual Report on Form 10-K. Occupancy in our office portfolio increased from 85.3% as of December 31, 2025 to 85.7% as of June 30, 2026. We expect average occupancy in our office portfolio to range from 86.0% to 87.0% for the remainder of 2026.

Whether or not our rental revenue tracks average occupancy proportionally depends upon whether GAAP rents under signed new and renewal leases are higher or lower than the GAAP rents under expiring leases. Annualized rental revenues from second generation leases expiring during any particular year are typically less than 15% of our total annual rental revenues. The following table sets forth information regarding second generation office leases signed during the second quarter of 2026 (we define second generation office leases as leases with new customers and renewals of existing customers in both consolidated and unconsolidated office space that has been previously occupied and leases with respect to vacant space in acquired buildings):

	New	Renewal	All Office
Leased space (in rentable square feet)	324,458	701,804	1,026,262
Average term (in years - rentable square foot weighted)	8.5	4.9	6.0
Base rents (per rentable square foot) (1)	$41.61	$43.14	$42.66
Rent concessions (per rentable square foot) (1)	(2.33)	(1.39)	(1.69)
GAAP rents (per rentable square foot) (1)	$39.28	$41.75	$40.97
Tenant improvements (per rentable square foot) (1)	$7.17	$3.16	$4.43
Leasing commissions (per rentable square foot) (1)	$1.71	$1.22	$1.37
__________
(1)    Weighted average per rentable square foot on an annual basis over the lease term.

Annual combined GAAP rents for new and renewal leases signed in the second quarter were $40.97 per rentable square foot, 20.9% higher compared to previous leases in the same office spaces.

We strive to maintain a diverse, stable and creditworthy customer base. We have an internal guideline whereby customers that account for more than 3% of our revenues are periodically reviewed with the Company’s Board of Directors. As of June 30, 2026, only Bank of America (4.2%) and Asurion (3.3%) accounted for more than 3% of our annualized GAAP revenues.

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

Net Operating Income

Whether or not we record increasing net operating income (“NOI”) in our same property portfolio typically depends upon our ability to garner higher rental revenues, whether from higher average occupancy, higher GAAP rents per rentable square foot or higher cost recovery income, that exceed any corresponding growth in operating expenses. Consolidated same property NOI was $1.8 million, or 1.4%, higher in the second quarter of 2026 as compared to 2025 due to an increase of $5.4 million in same property revenues, partially offset by an increase of $3.7 million in same property expenses.

In addition to the effect of consolidated same property NOI, whether or not NOI increases typically depends upon whether the NOI from our acquired properties and recently completed development projects exceeds the lost NOI from property dispositions. NOI was $9.3 million, or 6.8%, higher in the second quarter of 2026 as compared to 2025 primarily due to property acquisitions in Raleigh, Charlotte, and Dallas, higher consolidated same property NOI and recently completed development projects in Raleigh, partially offset by lost NOI from property dispositions. We expect NOI to be higher for the remainder of 2026 as compared to 2025 for similar reasons.

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

Liquidity and Capital Resources

We continue to maintain a conservative and flexible balance sheet and believe we have ample liquidity to fund our operations and growth prospects. As of July 21, 2026, we had approximately $195 million of existing cash and no amounts drawn on our $750.0 million revolving credit facility, which is scheduled to mature in January 2028 (but which can be extended for two additional six-month periods at our option). As of June 30, 2026, our leverage ratio, as measured by the ratio of our mortgages and notes payable and outstanding preferred stock to the undepreciated book value of our assets, was 42.1%, and there were 112.3 million diluted shares of Common Stock outstanding.

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

•issuance of equity securities by the Company or the Operating Partnership; and

•the disposition of non-core assets.

We have no debt scheduled to mature within one year from July 28, 2026 (the date of issuance of the quarterly financial statements), except for $289.1 million principal amount of unsecured notes that are scheduled to mature in March 2027. We generally believe we will be able to satisfy future obligations with existing cash, borrowings under our revolving credit facility, new bank term loans, issuance of other unsecured debt, mortgage debt and/or proceeds from the sale of additional non-core assets.

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

We expect to close two non-core sales transactions aggregating $73.5 million prior to August 15, 2026. First, we have agreed to sell six non-core office buildings encompassing 472,000 square feet in the Innsbrook submarket of Richmond. Second, we have agreed to sell a 118,000 square foot non-core office building in Century Center in Atlanta. The sales are subject to customary closing conditions. In each transaction, the buyer’s contractual due diligence period has ended and the buyer has posted earnest money deposits that are nonrefundable except in limited circumstances. During the remainder of 2026, we expect to sell between $100 million to $250 million of additional properties no longer considered to be core assets due to location, age, quality and/or overall strategic fit. We can make no assurance, however, that we will sell any additional non-core assets or, if we do, what the timing or terms of any such sale will be.

In addition, we anticipate commencing up to $400 million of new development during the remainder of 2026. Any such development projects would not be delivered until 2028 or beyond. We also anticipate acquiring up to $250 million of properties during the remainder of 2026. We generally seek to acquire and develop assets that are consistent with our strategic plan, improve the average quality of our overall portfolio and deliver consistent and sustainable value for our stockholders over the long-term. We also generally intend to grow on a leverage-neutral basis. We can make no assurance, however, that we will develop or acquire any opportunities we may be reviewing, bidding on or negotiating or that we may have under contract or that any opportunities will be consummated or perform as expected.

Results of Operations

Three Months Ended June 30, 2026 and 2025

Rental and Other Revenues

Rental and other revenues were $15.8 million, or 7.9%, higher in the second quarter of 2026 as compared to 2025 primarily due to increases from property acquisitions in Raleigh, Charlotte and Dallas, higher consolidated same property revenues and recently completed development projects in Raleigh, which increased rental and other revenues by $15.6 million, $5.4 million and $1.2 million, respectively. Consolidated same property rental and other revenues were higher primarily due to higher average GAAP rents per rentable square foot, higher average occupancy, and higher cost recoveries, partially offset by lower termination fee income. These increases were partially offset by a decrease of $6.4 million from property dispositions. We expect rental and other revenues to be higher for the remainder of 2026 as compared to 2025 for similar reasons.

Operating Expenses

Rental property and other expenses were $6.5 million, or 10.2%, higher in the second quarter of 2026 as compared to 2025 primarily due to increases from property acquisitions in Raleigh, Charlotte and Dallas and higher consolidated same property operating expenses, which increased operating expenses by $4.3 million and $3.7 million, respectively. Consolidated same property operating expenses were higher primarily due to higher utilities, repairs and maintenance and contract services. These increases were partially offset by a decrease of $1.7 million from property dispositions. We expect rental property and other expenses to be higher for the remainder of 2026 as compared to 2025 for similar reasons.

Depreciation and amortization was $4.4 million, or 5.9%, higher in the second quarter of 2026 as compared to 2025 primarily due to property acquisitions in Raleigh, Charlotte and Dallas, partially offset by property dispositions. We expect depreciation and amortization to be higher for the remainder of 2026 as compared to 2025 for similar reasons.

General and administrative expenses were $0.4 million, or 4.1%, lower in the second quarter of 2026 as compared to 2025 primarily due to lower predevelopment cost write-offs. We expect general and administrative expenses to be higher for the remainder of 2026 as compared to 2025 due to higher salaries, benefits, and incentive compensation.
Interest Expense

Interest expense was $4.0 million, or 10.7%, higher in the second quarter of 2026 as compared to 2025 primarily due to higher average debt balances and lower capitalized interest. We expect interest expense to be higher for the remainder of 2026 as compared to 2025 for similar reasons.

Other Income

Other income was $2.1 million lower in the second quarter of 2026 as compared to 2025 primarily due to $3.0 million of proceeds received in 2025 from the Florida Department of Transportation for the impact of roadway improvements adjacent to a non-core property in Tampa. This decrease was partially offset by higher interest income from cash reserves and loans provided to our 2827 Peachtree and Midtown East joint ventures.

Gains on Disposition of Property

Gains on disposition of property were $79.0 million higher in the second quarter of 2026 as compared to 2025. The 2026 gains related to a building disposition in Nashville and a land parcel disposition in Richmond.

Equity in Earnings/(Losses) of Unconsolidated Affiliates

Equity in earnings/(losses) of unconsolidated affiliates was $0.7 million lower in the second quarter of 2026 as compared to 2025 primarily due to lower capitalized expenses within our 23Springs joint venture and the sale of our 50.0% interest in the Highwoods-Markel Associates, LLC joint venture in 2025, partially offset by higher average occupancy within our Granite Park Six joint venture.

Earnings Per Common Share - Diluted

Diluted earnings per common share was $0.68 higher in the second quarter of 2026 as compared to 2025 due to an increase in net income for the reasons discussed above.

Six Months Ended June 30, 2026 and 2025

Rental and Other Revenues

Rental and other revenues were $29.4 million, or 7.3%, higher in the first six months of 2026 as compared to 2025 primarily due to increases from property acquisitions in Raleigh, Charlotte and Dallas, higher consolidated same property revenues and recently completed development projects in Raleigh, which increased rental and other revenues by $31.9 million, $7.3 million and $1.8 million, respectively. Consolidated same property rental and other revenues were higher primarily due to higher average GAAP rents per rentable square foot, higher average occupancy, and higher cost recoveries, partially offset by lower termination fee income. These increases were partially offset by a decrease of $10.9 million from property dispositions.

Operating Expenses

Rental property and other expenses were $12.6 million, or 9.8%, higher in the first six months of 2026 as compared to 2025 primarily due to increases from property acquisitions in Raleigh, Charlotte and Dallas and higher consolidated same property operating expenses, which increased operating expenses by $9.1 million and $7.3 million, respectively. Consolidated same property operating expenses were higher primarily due to higher utilities, property taxes, repairs and maintenance and contract services. These increases were partially offset by a decrease of $3.2 million from property dispositions.

Depreciation and amortization expense was $10.5 million, or 7.2%, higher in the first six months of 2026 as compared to 2025 primarily due to property acquisitions in Raleigh, Charlotte, and Dallas, partially offset by property dispositions.

General and administrative expenses were $0.6 million, or 2.4%, higher in the first six months of 2026 as compared to 2025 primarily due to higher long-term equity incentive compensation, partially offset by lower predevelopment cost write-offs.

Interest Expense

Interest expense was $9.1 million, or 12.2%, higher in the first six months of 2026 as compared to 2025 primarily due to higher average debt balances and lower capitalized interest.

Other Income

Other income was $0.5 million lower in the first six months of 2026 as compared to 2025 primarily due to $3.0 million of proceeds received in 2025 from the Florida Department of Transportation for the impact of roadway improvements adjacent to a non-core property in Tampa. This decrease was partially offset by the sale of our 26.5% interest in Kessinger/Hunter and Company, LC, a brokerage services firm, in 2026 and higher interest income from cash reserves and loans provided to our 2827 Peachtree and Midtown East joint ventures.

Gains on Disposition of Property

Gains on disposition of property were $13.8 million higher in the first six months of 2026 as compared to 2025. The 2026 gains related to building dispositions in Nashville and Richmond and a land parcel disposition in Richmond. The 2025 gains related to building dispositions in Tampa.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $0.9 million higher in the first six months of 2026 as compared to 2025 primarily due to termination fee income recorded by our M+O JV, LLC joint venture and higher average occupancy within our Granite Park Six joint venture, partially offset by lower capitalized expenses within our 23Springs joint venture and the sale of our 50.0% interest in the Highwoods-Markel Associates, LLC joint venture in 2025.

Earnings Per Common Share - Diluted

Diluted earnings per common share was $0.06 higher in the first six months of 2026 as compared to 2025 due to an increase in net income for the reasons discussed above.

Liquidity and Capital Resources

Statements of Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in the Company’s cash flows (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Net cash provided by operating activities	$188,076	$162,855	$25,221
Net cash used in investing activities	(101,698)	(82,156)	(19,542)
Net cash provided by/(used in) financing activities	36,603	(74,368)	110,971
Total cash flows	$122,981	$6,331	$116,650

The change in net cash provided by operating activities in the first six months of 2026 as compared to 2025 was primarily due to changes in operating assets and liabilities and net cash from property acquisitions in Raleigh, Charlotte, and Dallas, partially offset by property dispositions. We expect net cash related to operating activities to be higher for the remainder of 2026 as compared to 2025 due to property acquisitions in Raleigh, Charlotte, and Dallas, partially offset by property dispositions.

The change in net cash used in investing activities in the first six months of 2026 as compared to 2025 was primarily due to higher investments in acquired real estate in Raleigh and Dallas, higher investments in tenant improvements and deferred leasing costs and higher investments in unconsolidated affiliates. These increases were partially offset by higher net proceeds from property dispositions and distributions of capital from our Granite Park Six joint venture upon receipt of loan proceeds. We expect uses of cash for investing activities for the remainder of 2026 to be primarily driven by whether we acquire or commence development of additional office buildings in the BBDs of our markets. We expect these uses of cash for investing activities will be partially offset by proceeds from property dispositions in 2026.

The change in net cash provided by/(used in) financing activities in the first six months of 2026 as compared to 2025 was primarily due to contributions from joint venture partners to acquire consolidated real estate assets, partially offset by higher net debt repayments in 2026. The net effect of our acquisition, disposition, and development activity in 2026 will result in a corresponding increase or decrease to our outstanding debt and/or Common Stock balances.

Capitalization

The following table sets forth the Company’s capitalization (in thousands, except per share amounts):

	June 30, 2026	December 31, 2025
Mortgages and notes payable, net, at recorded book value	$3,515,608	$3,554,178
Preferred Stock, at liquidation value	$26,631	$26,691
Common Stock outstanding	110,306	109,905
Common Units outstanding (not owned by the Company)	2,017	2,044
Per share stock price at period end	$30.16	$25.82
Market value of Common Stock and Common Units	$3,387,662	$2,890,523
Total capitalization	$6,929,901	$6,471,392

As of June 30, 2026, our mortgages and notes payable and outstanding preferred stock represented 51.1% of our total capitalization and 42.1% of the undepreciated book value of our assets. See also “Executive Summary - Liquidity and Capital Resources.”

Our mortgages and notes payable as of June 30, 2026 consisted of $699.2 million of secured indebtedness with a weighted average interest rate of 4.44% and $2,831.7 million of unsecured indebtedness with a weighted average interest rate of 4.45%. The secured indebtedness was collateralized by real estate assets with an undepreciated book value of $1,288.1 million. As of June 30, 2026, $350.0 million of our debt bears interest at floating rates.

Investment and Joint Venture Activity

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

During the second quarter of 2026, we sold a building in Nashville and land in Richmond for an aggregate sales price of $259.0 million and recorded aggregate gains on disposition of property of $79.0 million.

On July 7, 2026, the Midtown East joint venture obtained a two-tranche secured mortgage loan from a third party lender. The first tranche consists of a $44.8 million secured loan that was used to repay the $43.8 million balance on a secured construction loan that we previously provided the joint venture. The second tranche consists of a $10.9 million non-revolving line of credit. As of July 7, 2026, less than $0.1 million was drawn on the line of credit. Both tranches bear interest at SOFR plus 205 basis points and are scheduled to mature in July 2036. In connection with this loan, the Midtown East joint venture obtained interest rate hedge contracts that effectively fix the weighted average rate of both tranches at 6.3%.

During the second quarter of 2026, the Granite Park Six joint venture obtained a secured loan for up to $100.0 million with a maturity date of April 2028 (but can be extended for one additional year at the joint venture’s option assuming no defaults have occurred). In connection with this loan, the Granite Park Six joint venture obtained an interest rate hedge contract that effectively fixed the overall interest rate at 5.9%. As of June 30, 2026, $86.6 million was drawn on this loan. The joint venture used the net proceeds from the secured loan to redeem the preferred equity that we contributed during the first quarter of 2026 and distributed the remainder equally to Granite and us.

Financing Activity

During the first quarter of 2026, we entered into separate equity distribution agreements with each of Wells Fargo Securities, LLC, BofA Securities, Inc., BTIG, LLC, Jefferies LLC, J.P. Morgan Securities LLC, TD Securities (USA) LLC and Truist Securities, Inc. pursuant to which the Company may offer and sell up to $300.0 million in aggregate gross sales price of shares of Common Stock from time to time, including on a forward basis under forward sale agreements, through such firms, acting as agents of the Company or as principals. Sales of the shares, if any, may be made by means of ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices or as otherwise agreed with any of such firms (which may include block trades). During the second quarter of 2026, the Company issued no shares of Common Stock under its equity agreements.

During the second quarter of 2026, we announced that the Company’s Board of Directors has authorized the repurchase of up to $250.0 million of outstanding shares of Common Stock under a new stock repurchase program. We anticipate funding any stock repurchases with proceeds from non-core asset sales, available cash and borrowings under our revolving credit facility. The Company may purchase shares of Common Stock from time to time in amounts and at prices determined by the Company in its discretion. Shares of Common Stock may be repurchased in the open market or in privately negotiated transactions (which may include block trades). If and when the Company repurchases Common Stock under this program, the Operating Partnership will repurchase an equal number of Common Units from the Company. The timing, manner, price and actual number of shares repurchased will be subject to a variety of factors, including price, market conditions, corporate and regulatory requirements, applicable SEC rules and other liquidity requirements and priorities. The Common Stock repurchase program does not have an expiration date, does not obligate the Company to repurchase any dollar amount or number of shares and may be suspended, modified or discontinued at any time without prior notice. During the second quarter of 2026, the Company repurchased no shares of Common Stock under its stock repurchase program.

Our $750.0 million unsecured revolving credit facility is scheduled to mature in January 2028 (but can be extended for two additional six-month periods at our option assuming no defaults have occurred). The interest rate on our revolving credit facility is SOFR plus 85 basis points, based on current credit ratings. The annual facility fee is 20 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody’s Investors Service or Standard & Poor’s Ratings Services. The interest rate may be adjusted upward or downward by 2.5 basis points depending upon whether or not we achieve certain pre-determined sustainability goals with respect to the ongoing reduction of greenhouse gas emissions. There were no amounts outstanding under our revolving credit facility as of June 30, 2026 and July 21, 2026, respectively. As of both

June 30, 2026 and July 21, 2026, we had $0.1 million of outstanding letters of credit, which reduce the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility was $749.9 million as of June 30, 2026 and July 21, 2026, respectively.

During the second quarter of 2026, we modified our $150.0 million unsecured bank term loan to extend the maturity date from May 2027 to June 2029. The term can be extended for two additional years at our option, assuming no defaults have occurred. The interest rate is SOFR plus 90 basis points, based on current credit ratings. The interest rate is based on the higher of the publicly announced ratings from Moody’s Investors Service or Standard & Poor’s Ratings Services. The interest rate may be adjusted upward or downward by 2.5 basis points depending upon whether or not we achieve certain pre-determined sustainability goals with respect to the ongoing reduction of greenhouse gas emissions. We incurred $1.4 million of debt issuance costs, which are being amortized along with certain existing unamortized debt issuance costs over the remaining term of our modified term loan, and recorded $0.1 million of loss on debt extinguishment.

During the second quarter of 2026, we repurchased an aggregate of $11.0 million principal amount of unsecured notes due March 2027.

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

On July 22, 2026, the Company declared a cash dividend of $0.50 per share of Common Stock, which is payable on September 9, 2026 to stockholders of record as of August 17, 2026.

During the second quarter of 2026, the Company declared and paid a cash dividend of $0.50 per share of Common Stock.

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

We had $145.4 million of cash and cash equivalents as of June 30, 2026. The unused capacity of our revolving credit facility was $749.9 million as of June 30, 2026 and July 21, 2026, respectively.

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

See also “Executive Summary” and “Executive Summary - Liquidity and Capital Resources.”

Critical Accounting Estimates

There were no changes made by management to the critical accounting policies in the six months ended June 30, 2026. For a description of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our 2025 Annual Report on Form 10-K.

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

The following table sets forth the Company’s FFO, FFO available for common stockholders and FFO available for common stockholders per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Funds from operations:
Net income	$96,757	$19,221	$130,122	$119,221
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates	(993)	—	(1,842)	26
Depreciation and amortization of real estate assets	75,270	73,997	149,349	144,724
Gains on disposition of depreciable properties	(75,064)	—	(92,027)	(82,337)
Unconsolidated affiliates:
Depreciation and amortization of real estate assets	5,288	5,053	10,244	8,944
Funds from operations	101,258	98,271	195,846	190,578
Dividends on Preferred Stock	(574)	(586)	(1,148)	(1,207)
Funds from operations available for common stockholders	$100,684	$97,685	$194,698	$189,371
Funds from operations available for common stockholders per share	$0.90	$0.89	$1.74	$1.72
Weighted average shares outstanding (1)	112,301	109,976	112,182	109,905
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

As of June 30, 2026, our same property portfolio consisted of 136 wholly owned and joint venture in-service properties encompassing 24.9 million rentable square feet that were owned during the entirety of the periods presented (from January 1, 2025 to June 30, 2026). As of December 31, 2025, our same property portfolio consisted of 143 wholly owned and joint venture in-service properties encompassing 26.0 million rentable square feet that were owned during the entirety of the periods presented (from January 1, 2024 to December 31, 2025). The change in our same property portfolio was due to the addition of one newly developed property encompassing less than 0.1 million rentable square feet placed in service during 2024, offset by the removal of four wholly owned properties encompassing 0.9 million rentable square feet and three joint venture properties encompassing 0.2 million rentable square feet that were sold during 2026 and one property encompassing 0.1 million rentable square feet that was taken out of service during 2026 due to a change in our assumption about the use of the asset.

The following table sets forth the Company’s NOI, same property NOI and same property cash NOI (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$96,757	$19,221	$130,122	$119,221
Equity in (earnings)/losses of unconsolidated affiliates	414	(310)	(2,571)	(1,625)
Gains on disposition of property	(79,024)	—	(95,987)	(82,215)
Other income	(2,568)	(4,629)	(5,736)	(6,254)
Interest expense	41,694	37,665	83,390	74,307
General and administrative expenses	9,897	10,319	23,331	22,776
Depreciation and amortization	79,054	74,679	156,591	146,084
Net operating income	146,224	136,945	289,140	272,294
Our share of unconsolidated joint venture same property net operating income	3,749	3,992	9,677	8,252
Partner's share of consolidated joint venture same property net operating income	(267)	(287)	(563)	(546)
Non same property and other net operating income	(17,542)	(9,994)	(35,262)	(18,397)
Same property net operating income	$132,164	$130,656	$262,992	$261,603

Same property net operating income	$132,164	$130,656	$262,992	$261,603
Lease termination fees, straight-line rent and other non-cash adjustments	(5,153)	(4,015)	(11,856)	(9,970)
Same property cash net operating income	$127,011	$126,641	$251,136	$251,633

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our market risk as of December 31, 2025, see “Quantitative and Qualitative Disclosures About Market Risk” in our 2025 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

SEC rules require us to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our annual and periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow for timely decisions regarding required disclosure. The Company’s CEO and CFO have concluded that the disclosure controls and procedures of the Company and the Operating Partnership were each effective as of June 30, 2026.

SEC rules also require us to establish and maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in internal control over financial reporting during the three months ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were also no changes in internal control over financial reporting during the three months ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information related to shares of Common Stock surrendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock during the second quarter of 2026:

	Total Number of Shares Purchased	Weighted Average Price Paid per Share
April 1 to April 30	—	$—
May 1 to May 31	44	26.04
June 1 to June 30	—	—
Total	44	$26.04

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1
Sixth Amendment to Sixth Amended and Restated Credit Agreement, dated as of June 3, 2026, by and among the Company, the Operating Partnership, Bank of America, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Co-Syndication Agent, PNC Bank, National Association, as Co-Syndication Agent, and the Other Lenders named therein (filed as part of the Company's Current Report on Form 8-K dated June 3, 2026)

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

Date: July 28, 2026