Form 10-Q
period 2026-09-30
HIGHWOODS PROPERTIES, INC.; HIGHWOODS REALTY LTD PARTNERSHIP
filed 2026-10-27
CIK 921082, 941713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 2026
or

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

The Company had 110,315,322 shares of Common Stock outstanding as of October 20, 2026.

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

Certain information contained herein is presented as of October 20, 2026, the latest practicable date for financial information prior to the filing of this Quarterly Report.

This report combines the Quarterly Reports on Form 10-Q for the period ended September 30, 2026 of the Company and the Operating Partnership. We believe combining the quarterly reports into this single report results in the following benefits:

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

•Consolidated Financial Statements;

•Note 11 to Consolidated Financial Statements - Earnings Per Share and Per Unit;

•Item 4 - Controls and Procedures; and

•Item 6 - Certifications of CEO and CFO Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2026

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HIGHWOODS PROPERTIES, INC.
Consolidated Balance Sheets
(Unaudited and in thousands, except share and per share data)

	September 30, 2026	December 31, 2025
Assets:
Real estate assets, at cost:
Land	$598,043	$609,177
Buildings and tenant improvements	6,205,052	6,144,697
Development in-process	—	6,248
Land held for development	201,723	214,149
	7,004,818	6,974,271
Less-accumulated depreciation	(1,924,818)	(1,902,276)
Net real estate assets	5,080,000	5,071,995
Real estate and other assets, net, held for sale	21,697	23,201
Cash and cash equivalents	279,205	27,358
Restricted cash	19,480	15,691
Accounts receivable	22,497	28,263
Mortgages and notes receivable	12,227	12,228
Accrued straight-line rents receivable	312,772	318,024
Investments in and advances to unconsolidated affiliates	354,368	471,580
Deferred leasing costs, net of accumulated amortization of $179,599 and $169,972, respectively	280,906	244,258
Prepaid expenses and other assets, net of accumulated depreciation of $28,648 and $25,144, respectively	64,063	61,240
Total Assets	$6,447,215	$6,273,838
Liabilities, Noncontrolling Interests in the Operating Partnership and Equity:
Mortgages and notes payable, net	$3,511,810	$3,554,178
Accounts payable, accrued expenses and other liabilities	310,426	284,006
Total Liabilities	3,822,236	3,838,184
Commitments and contingencies
Noncontrolling interests in the Operating Partnership	58,541	52,777
Equity:
Preferred Stock, $.01 par value, 50,000,000 authorized shares;
8.625% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 26,631 and 26,691 shares issued and outstanding, respectively	26,631	26,691
Common Stock, $.01 par value, 200,000,000 authorized shares;
110,315,322 and 109,905,241 shares issued and outstanding, respectively	1,103	1,099
Additional paid-in capital	3,224,586	3,223,767
Distributions in excess of net income available for common stockholders	(878,764)	(870,083)
Accumulated other comprehensive loss	(1,641)	(2,494)
Total Stockholders’ Equity	2,371,915	2,378,980
Noncontrolling interests in consolidated affiliates	194,523	3,897
Total Equity	2,566,438	2,382,877
Total Liabilities, Noncontrolling Interests in the Operating Partnership and Equity	$6,447,215	$6,273,838

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Income
(Unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Rental and other revenues	$218,183	$201,773	$648,596	$602,756
Operating expenses:
Rental property and other expenses	71,612	65,923	212,885	194,612
Depreciation and amortization	79,477	73,898	236,068	219,982
Impairments of real estate assets	—	8,800	—	8,800
General and administrative	9,850	8,995	33,181	31,771
Total operating expenses	160,939	157,616	482,134	455,165
Interest expense	40,608	38,475	123,998	112,782
Other income	3,092	1,753	8,828	8,007
Gains on disposition of property	13,582	5,674	109,569	87,889
Equity in earnings of unconsolidated affiliates	768	598	3,339	2,223
Net income	34,078	13,707	164,200	132,928
Net (income) attributable to noncontrolling interests in the Operating Partnership	(583)	(256)	(2,878)	(2,577)
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates	(1,171)	2	(3,013)	28
Dividends on Preferred Stock	(574)	(576)	(1,722)	(1,783)
Net income available for common stockholders	$31,750	$12,877	$156,587	$128,596
Earnings per Common Share – basic:
Net income available for common stockholders per Common Share	$0.29	$0.12	$1.42	$1.19
Weighted average Common Shares outstanding – basic	110,306	108,403	110,211	107,973
Earnings per Common Share – diluted:
Net income available for common stockholders per Common Share	$0.29	$0.12	$1.42	$1.19
Weighted average Common Shares outstanding – diluted	112,323	110,522	112,230	110,113

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Comprehensive income:
Net income	$34,078	$13,707	$164,200	$132,928
Other comprehensive income/(loss):
Our share of other comprehensive income in unconsolidated affiliates	1,008	—	1,008	—
Amortization of cash flow hedges	(24)	(62)	(155)	(186)
Total other comprehensive income/(loss)	984	(62)	853	(186)
Total comprehensive income	35,062	13,645	165,053	132,742
Less-comprehensive income attributable to noncontrolling interests	(1,754)	(254)	(5,891)	(2,549)
Comprehensive income attributable to common stockholders	$33,308	$13,391	$159,162	$130,193

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Equity
(Unaudited and in thousands, except share amounts)

	Three Months Ended September 30, 2026
	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance as of June 30, 2026	110,306,211	$1,103	$26,631	$3,221,689	$(2,625)	$198,050	$(855,358)	$2,589,490
Issuances of Common Stock, net of issuance costs and tax withholdings	9,652	—	—	75	—	—	—	75
Dividends on Common Stock ($0.50 per share)		—	—	—	—	—	(55,156)	(55,156)
Dividends on Preferred Stock ($21.5625 per share)		—	—	—	—	—	(574)	(574)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	1,874	—	—	—	1,874
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(4,698)	—	(4,698)
Share-based compensation expense, net of forfeitures	(541)	—	—	948	—	—	—	948
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(583)	(583)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	1,171	(1,171)	—
Comprehensive income:
Net income		—	—	—	—	—	34,078	34,078
Other comprehensive income		—	—	—	984	—	—	984
Total comprehensive income								35,062
Balance as of September 30, 2026	110,315,322	$1,103	$26,631	$3,224,586	$(1,641)	$194,523	$(878,764)	$2,566,438

	Nine Months Ended September 30, 2026
	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2025	109,905,241	$1,099	$26,691	$3,223,767	$(2,494)	$3,897	$(870,083)	$2,382,877
Issuances of Common Stock, net of issuance costs and tax withholdings	(47,487)	—	—	(1,590)	—	—	—	(1,590)
Conversions of Common Units to Common Stock	25,855			700				700
Dividends on Common Stock ($1.50 per share)		—	—	—	—	—	(165,268)	(165,268)
Dividends on Preferred Stock ($64.6875 per share)		—	—	—	—	—	(1,722)	(1,722)
Adjustment of noncontrolling interests in the Operating Partnership to fair value		—	—	(6,635)	—	—	—	(6,635)
Distributions to noncontrolling interests in consolidated affiliates		—	—	—	—	(9,589)	—	(9,589)
Contributions from noncontrolling interests in consolidated affiliates		—	—	—	—	197,202	—	197,202
Issuances of restricted stock	432,254	—	—	—	—	—	—	—
Redemptions/repurchases of Preferred Stock		—	(60)					(60)
Share-based compensation expense, net of forfeitures	(541)	4	—	8,344	—	—	—	8,348
Net (income) attributable to noncontrolling interests in the Operating Partnership		—	—	—	—	—	(2,878)	(2,878)
Net (income) attributable to noncontrolling interests in consolidated affiliates		—	—	—	—	3,013	(3,013)	—
Comprehensive income:
Net income		—	—	—	—	—	164,200	164,200
Other comprehensive income		—	—	—	853	—	—	853
Total comprehensive income								165,053
Balance as of September 30, 2026	110,315,322	$1,103	$26,631	$3,224,586	$(1,641)	$194,523	$(878,764)	$2,566,438

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

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2026	2025
Operating activities:
Net income	$164,200	$132,928
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	236,068	219,982
Amortization of lease incentives and acquisition-related intangible assets and liabilities	2,442	1,791
Share-based compensation expense	8,348	7,446
Net credit losses/(reversals) on operating lease receivables	2,019	(776)
Accrued interest on mortgages and notes receivable	1,898	(877)
Amortization of debt issuance costs	4,712	4,276
Amortization of cash flow hedges	(155)	(186)
Amortization of mortgages and notes payable fair value adjustments	259	84
Impairments of real estate assets	—	8,800
Losses on debt extinguishment	58	144
Net gains on disposition of property	(109,569)	(87,889)
Equity in earnings of unconsolidated affiliates	(3,339)	(2,223)
Distributions of earnings from unconsolidated affiliates	5,038	5,277
Changes in operating assets and liabilities:
Accounts receivable	(586)	621
Prepaid expenses and other assets	(816)	(1,102)
Accrued straight-line rents receivable	(26,936)	(9,510)
Accounts payable, accrued expenses and other liabilities	(3,785)	(19,263)
Net cash provided by operating activities	279,856	259,523
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	(309,838)	(248,017)
Investments in development in-process	(8,882)	(1,967)
Investments in tenant improvements and deferred leasing costs	(132,494)	(110,065)
Investments in building improvements	(39,160)	(30,760)
Net proceeds from disposition of real estate assets	380,269	153,586
Distributions of capital from unconsolidated affiliates	152,845	6,288
Investments in mortgages and notes receivable	—	(1,577)
Repayments of mortgages and notes receivable	—	6,350
Investments in and advances to unconsolidated affiliates	(34,426)	(21,576)
Changes in earnest money deposits	—	10,000
Changes in other investing activities	(2,800)	(1,616)
Net cash provided by/(used in) investing activities	5,514	(239,354)
Financing activities:
Dividends on Common Stock	(165,268)	(161,778)
Redemptions/repurchases of Preferred Stock	(60)	(2,120)
Redemptions of Common Units	(24)	(10)
Dividends on Preferred Stock	(1,722)	(1,783)
Distributions to noncontrolling interests in the Operating Partnership	(3,025)	(3,227)
Distributions to noncontrolling interests in consolidated affiliates	(9,589)	(240)
Contributions from noncontrolling interests in consolidated affiliates	197,202	—
Proceeds from the issuance of Common Stock	934	51,819
Costs paid for the issuance of Common Stock	(659)	(1,204)
Repurchase of shares related to tax withholdings	(1,865)	(2,009)
Borrowings on revolving credit facility	203,000	390,000
Repayments of revolving credit facility	(228,000)	(274,000)
Borrowings on mortgages and notes payable	20,000	31,600
Repayments of mortgages and notes payable	(39,279)	(37,157)
Payments for debt issuance costs and other financing activities	(1,379)	(1,994)
Net cash used in financing activities	(29,734)	(12,103)
Net increase in cash and cash equivalents and restricted cash	$255,636	$8,066
See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows – Continued
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2026	2025
Net increase in cash and cash equivalents and restricted cash	$255,636	$8,066
Cash and cash equivalents and restricted cash at beginning of the period	43,049	33,677
Cash and cash equivalents and restricted cash at end of the period	$298,685	$41,743

Reconciliation of cash and cash equivalents and restricted cash:

	Nine Months Ended September 30,
	2026	2025
Cash and cash equivalents at end of the period	$279,205	$26,262
Restricted cash at end of the period	19,480	15,481
Cash and cash equivalents and restricted cash at end of the period	$298,685	$41,743

Supplemental disclosure of cash flow information:

	Nine Months Ended September 30,
	2026	2025
Cash paid for interest, net of amounts capitalized	$133,255	$123,314

Supplemental disclosure of non-cash investing and financing activities:

	Nine Months Ended September 30,
	2026	2025
Unrealized gains on cash flow hedges	$1,008	$—
Conversions of Common Units to Common Stock	$700	$3,329
Changes in accrued capital expenditures (1)	$29,289	$(2,105)
Write-off of fully depreciated real estate assets	$60,293	$71,956
Write-off of fully amortized leasing costs	$22,951	$35,962
Write-off of fully amortized debt issuance costs	$1,124	$1,388
Adjustment of noncontrolling interests in the Operating Partnership to fair value	$6,635	$3,240
__________

(1)Accrued capital expenditures included in accounts payable, accrued expenses and other liabilities as of September 30, 2026 and 2025 were $74.3 million and $50.8 million, respectively.

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Balance Sheets
(Unaudited and in thousands, except unit and per unit data)

	September 30, 2026	December 31, 2025
Assets:
Real estate assets, at cost:
Land	$598,043	$609,177
Buildings and tenant improvements	6,205,052	6,144,697
Development in-process	—	6,248
Land held for development	201,723	214,149
	7,004,818	6,974,271
Less-accumulated depreciation	(1,924,818)	(1,902,276)
Net real estate assets	5,080,000	5,071,995
Real estate and other assets, net, held for sale	21,697	23,201
Cash and cash equivalents	279,205	27,358
Restricted cash	19,480	15,691
Accounts receivable	22,497	28,263
Mortgages and notes receivable	12,227	12,228
Accrued straight-line rents receivable	312,772	318,024
Investments in and advances to unconsolidated affiliates	354,368	471,580
Deferred leasing costs, net of accumulated amortization of $179,599 and $169,972, respectively	280,906	244,258
Prepaid expenses and other assets, net of accumulated depreciation of $28,648 and $25,144, respectively	64,063	61,240
Total Assets	$6,447,215	$6,273,838
Liabilities, Redeemable Operating Partnership Units and Capital:
Mortgages and notes payable, net	$3,511,810	$3,554,178
Accounts payable, accrued expenses and other liabilities	310,426	284,006
Total Liabilities	3,822,236	3,838,184
Commitments and contingencies
Redeemable Operating Partnership Units:
Common Units, 2,017,248 and 2,044,053 outstanding, respectively	58,541	52,777
Series A Preferred Units (liquidation preference $1,000 per unit), 26,631 and 26,691 units issued and outstanding, respectively	26,631	26,691
Total Redeemable Operating Partnership Units	85,172	79,468
Capital:
Common Units:
General partner Common Units, 1,119,238 and 1,115,405 outstanding, respectively	23,468	23,547
Limited partner Common Units, 108,787,275 and 108,381,027 outstanding, respectively	2,323,457	2,331,236
Accumulated other comprehensive loss	(1,641)	(2,494)
Noncontrolling interests in consolidated affiliates	194,523	3,897
Total Capital	2,539,807	2,356,186
Total Liabilities, Redeemable Operating Partnership Units and Capital	$6,447,215	$6,273,838

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Income
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Rental and other revenues	$218,183	$201,773	$648,596	$602,756
Operating expenses:
Rental property and other expenses	71,612	65,923	212,885	194,612
Depreciation and amortization	79,477	73,898	236,068	219,982
Impairments of real estate assets	—	8,800	—	8,800
General and administrative	9,850	8,995	33,181	31,771
Total operating expenses	160,939	157,616	482,134	455,165
Interest expense	40,608	38,475	123,998	112,782
Other income	3,092	1,753	8,828	8,007
Gains on disposition of property	13,582	5,674	109,569	87,889
Equity in earnings of unconsolidated affiliates	768	598	3,339	2,223
Net income	34,078	13,707	164,200	132,928
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates	(1,171)	2	(3,013)	28
Distributions on Preferred Units	(574)	(576)	(1,722)	(1,783)
Net income available for common unitholders	$32,333	$13,133	$159,465	$131,173
Earnings per Common Unit – basic:
Net income available for common unitholders per Common Unit	$0.29	$0.12	$1.43	$1.20
Weighted average Common Units outstanding – basic	111,914	110,113	111,821	109,704
Earnings per Common Unit – diluted:
Net income available for common unitholders per Common Unit	$0.29	$0.12	$1.43	$1.20
Weighted average Common Units outstanding – diluted	111,914	110,113	111,821	109,704

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Comprehensive income:
Net income	$34,078	$13,707	$164,200	$132,928
Other comprehensive income/(loss):
Our share of other comprehensive income in unconsolidated affiliates	1,008	—	1,008	—
Amortization of cash flow hedges	(24)	(62)	(155)	(186)
Total other comprehensive income/(loss)	984	(62)	853	(186)
Total comprehensive income	35,062	13,645	165,053	132,742
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates	(1,171)	2	(3,013)	28
Comprehensive income attributable to common unitholders	$33,891	$13,647	$162,040	$132,770

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Capital
(Unaudited and in thousands)

	Three Months Ended September 30, 2026
	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance as of June 30, 2026	$23,674	$2,343,760	$(2,625)	$198,050	2,562,859
Issuances of Common Units, net of issuance costs and tax withholdings	1	74	—	—	75
Distributions on Common Units ($0.50 per unit)	(560)	(55,399)	—	—	(55,959)
Distributions on Preferred Units ($21.5625 per unit)	(6)	(568)	—	—	(574)
Share-based compensation expense, net of forfeitures	9	939	—	—	948
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(4,698)	(4,698)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	21	2,073	—	—	2,094
Net (income) attributable to noncontrolling interests in consolidated affiliates	(12)	(1,159)	—	1,171	—
Comprehensive income:
Net income	341	33,737	—	—	34,078
Other comprehensive income	—	—	984	—	984
Total comprehensive income					35,062
Balance as of September 30, 2026	23,468	2,323,457	(1,641)	194,523	$2,539,807

	Nine Months Ended September 30, 2026
	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2025	$23,547	$2,331,236	$(2,494)	$3,897	$2,356,186
Issuances of Common Units, net of issuance costs and tax withholdings	(16)	(1,574)	—	—	(1,590)
Redemptions of Common Units	—	(24)	—	—	(24)
Distributions on Common Units ($1.50 per unit)	(1,677)	(166,002)	—	—	(167,679)
Distributions on Preferred Units ($64.6875 per unit)	(17)	(1,705)	—	—	(1,722)
Share-based compensation expense, net of forfeitures	83	8,265	—	—	8,348
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(9,589)	(9,589)
Contributions from noncontrolling interests in consolidated affiliates	—	—	—	197,202	197,202
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	(64)	(6,314)	—	—	(6,378)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(30)	(2,983)	—	3,013	—
Comprehensive income:
Net income	1,642	162,558	—	—	164,200
Other comprehensive income	—	—	853	—	853
Total comprehensive income					165,053
Balance as of September 30, 2026	$23,468	$2,323,457	$(1,641)	$194,523	$2,539,807
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Capital - Continued
(Unaudited and in thousands)

	Three Months Ended September 30, 2025
	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance as of June 30, 2025	$23,477	$2,324,310	$(2,370)	$4,105	$2,349,522
Issuances of Common Units, net of issuance costs and tax withholdings	487	48,261	—	—	48,748
Distributions on Common Units ($0.50 per unit)	(549)	(54,362)	—	—	(54,911)
Distributions on Preferred Units ($21.5625 per unit)	(6)	(570)	—	—	(576)
Share-based compensation expense, net of forfeitures	11	1,158	—	—	1,169
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(80)	(80)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	16	1,615	—	—	1,631
Net loss attributable to noncontrolling interests in consolidated affiliates	—	2	—	(2)	—
Comprehensive income:
Net income	137	13,570	—	—	13,707
Other comprehensive loss	—	—	(62)	—	(62)
Total comprehensive income					13,645
Balance as of September 30, 2025	$23,573	$2,333,984	$(2,432)	$4,023	$2,359,148

	Nine Months Ended September 30, 2025
	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2024	$23,345	$2,311,253	$(2,246)	$4,291	$2,336,643
Issuances of Common Units, net of issuance costs and tax withholdings	486	48,120	—	—	48,606
Redemptions of Common Units	—	(10)	—	—	(10)
Distributions on Common Units ($1.50 per unit)	(1,644)	(162,747)	—	—	(164,391)
Distributions on Preferred Units ($64.6875 per unit)	(18)	(1,765)	—	—	(1,783)
Share-based compensation expense, net of forfeitures	74	7,372	—	—	7,446
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(240)	(240)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	1	134	—	—	135
Net loss attributable to noncontrolling interests in consolidated affiliates	—	28		(28)	—
Comprehensive income:
Net income	1,329	131,599	—	—	132,928
Other comprehensive loss	—	—	(186)	—	(186)
Total comprehensive income					132,742
Balance as of September 30, 2025	$23,573	$2,333,984	$(2,432)	$4,023	$2,359,148

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2026	2025
Operating activities:
Net income	$164,200	$132,928
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	236,068	219,982
Amortization of lease incentives and acquisition-related intangible assets and liabilities	2,442	1,791
Share-based compensation expense	8,348	7,446
Net credit losses/(reversals) on operating lease receivables	2,019	(776)
Accrued interest on mortgages and notes receivable	1,898	(877)
Amortization of debt issuance costs	4,712	4,276
Amortization of cash flow hedges	(155)	(186)
Amortization of mortgages and notes payable fair value adjustments	259	84
Impairments of real estate assets	—	8,800
Losses on debt extinguishment	58	144
Net gains on disposition of property	(109,569)	(87,889)
Equity in earnings of unconsolidated affiliates	(3,339)	(2,223)
Distributions of earnings from unconsolidated affiliates	5,038	5,277
Changes in operating assets and liabilities:
Accounts receivable	(586)	621
Prepaid expenses and other assets	(816)	(1,102)
Accrued straight-line rents receivable	(26,936)	(9,510)
Accounts payable, accrued expenses and other liabilities	(3,785)	(19,263)
Net cash provided by operating activities	279,856	259,523
Investing activities:
Investments in acquired real estate and related intangible assets, net of cash acquired	(309,838)	(248,017)
Investments in development in-process	(8,882)	(1,967)
Investments in tenant improvements and deferred leasing costs	(132,494)	(110,065)
Investments in building improvements	(39,160)	(30,760)
Net proceeds from disposition of real estate assets	380,269	153,586
Distributions of capital from unconsolidated affiliates	152,845	6,288
Investments in mortgages and notes receivable	—	(1,577)
Repayments of mortgages and notes receivable	—	6,350
Investments in and advances to unconsolidated affiliates	(34,426)	(21,576)
Changes in earnest money deposits	—	10,000
Changes in other investing activities	(2,800)	(1,616)
Net cash provided by/(used in) investing activities	5,514	(239,354)
Financing activities:
Distributions on Common Units	(167,679)	(164,391)
Redemptions/repurchases of Preferred Units	(60)	(2,120)
Redemptions of Common Units	(24)	(10)
Distributions on Preferred Units	(1,722)	(1,783)
Distributions to noncontrolling interests in consolidated affiliates	(9,589)	(240)
Contributions from noncontrolling interests in consolidated affiliates	197,202	—
Proceeds from the issuance of Common Units	934	51,819
Costs paid for the issuance of Common Units	(659)	(1,204)
Repurchase of units related to tax withholdings	(1,865)	(2,009)
Borrowings on revolving credit facility	203,000	390,000
Repayments of revolving credit facility	(228,000)	(274,000)
Borrowings on mortgages and notes payable	20,000	31,600
Repayments of mortgages and notes payable	(39,279)	(37,157)
Payments for debt issuance costs and other financing activities	(1,993)	(2,608)
Net cash used in financing activities	(29,734)	(12,103)
Net increase in cash and cash equivalents and restricted cash	$255,636	$8,066
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows - Continued
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2026	2025
Net increase in cash and cash equivalents and restricted cash	$255,636	$8,066
Cash and cash equivalents and restricted cash at beginning of the period	43,049	33,677
Cash and cash equivalents and restricted cash at end of the period	$298,685	$41,743

Reconciliation of cash and cash equivalents and restricted cash:

	Nine Months Ended September 30,
	2026	2025
Cash and cash equivalents at end of the period	$279,205	$26,262
Restricted cash at end of the period	19,480	15,481
Cash and cash equivalents and restricted cash at end of the period	$298,685	$41,743

Supplemental disclosure of cash flow information:

	Nine Months Ended September 30,
	2026	2025
Cash paid for interest, net of amounts capitalized	$133,255	$123,314

Supplemental disclosure of non-cash investing and financing activities:

	Nine Months Ended September 30,
	2026	2025
Unrealized gains on cash flow hedges	$1,008	$—
Changes in accrued capital expenditures (1)	$29,289	$(2,105)
Write-off of fully depreciated real estate assets	$60,293	$71,956
Write-off of fully amortized leasing costs	$22,951	$35,962
Write-off of fully amortized debt issuance costs	$1,124	$1,388
Adjustment of Redeemable Common Units to fair value	$5,764	$(749)
__________

(1)Accrued capital expenditures included in accounts payable, accrued expenses and other liabilities as of September 30, 2026 and 2025 were $74.3 million and $50.8 million, respectively.

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(tabular dollar amounts in thousands, except per share and per unit data)
(Unaudited)

1.    Description of Business and Significant Accounting Policies

Description of Business

Highwoods Properties, Inc. (the “Company”) is a fully integrated office real estate investment trust (“REIT”) that owns, develops, acquires, leases and manages properties primarily in the best business districts of Atlanta, Charlotte, Dallas, Nashville, Orlando, Raleigh, Richmond and Tampa. The Company conducts its activities through Highwoods Realty Limited Partnership (the “Operating Partnership”). As of September 30, 2026, we owned or had an interest in 26.9 million rentable square feet of in-service properties, 0.6 million rentable square feet of office properties under development and development land with approximately 3.5 million rentable square feet of potential office build out.

Capital Structure

The Company is the sole general partner of the Operating Partnership. As of September 30, 2026, the Company owned all of the Preferred Units and 109.9 million, or 98.2%, of the Common Units in the Operating Partnership. Limited partners owned the remaining 2.0 million Common Units. During the nine months ended September 30, 2026, the Company redeemed 25,855 Common Units for a like number of shares of Common Stock and 950 Common Units for cash.

During the first quarter of 2026, we entered into separate equity distribution agreements pursuant to which the Company may offer and sell up to $300.0 million in aggregate gross sales price of shares of Common Stock, including on a forward basis. During each of the three and nine months ended September 30, 2026, the Company issued no shares of Common Stock under its equity distribution agreements, except for the shares sold and settled on a forward basis, if any, as discussed below.

The following table summarizes the activity for shares sold and settled on a forward basis under the equity distribution agreements:

Forward Sale Agreements	Shares	Gross Sales	Weighted Average Gross Sales Price Per Share	Weighted Average Net Sales Price Per Share	Sales Commissions Per Share (1)	Net Proceeds Received Per Share
Outstanding as of June 30, 2026	—	$—
New forward sale agreements	1,056,085	34,053	$32.24	$31.76	$0.48
Forward sale agreements settled	—	—	—	—	—	$—
Outstanding as of September 30, 2026	1,056,085	$34,053
__________
(1)Upon a forward sale, the equity distribution agent typically earns a commission of 1.5% of the gross sales price.

The Company initially does not receive any proceeds from the sales of shares on a forward basis. We may settle the applicable forward sale agreements on one or more dates prior to the respective scheduled maturity dates, at which point the Company would receive the proceeds net of certain costs; provided, however, generally we may elect to cash settle or net share settle such forward sale agreements at any time through the respective scheduled maturity dates, which is typically one year from the respective trade dates. We determined that the forward sale agreements meet the criteria for equity classification and, therefore, are exempt from derivative accounting. We have evaluated the impact of forward sale agreements on diluted weighted average common shares outstanding using the treasury stock method. For the three and nine months ended September 30, 2026, there was no impact to diluted weighted average common shares outstanding related to the outstanding forward sale agreements.

During the second quarter of 2026, the Company’s Board of Directors authorized the repurchase of up to $250.0 million of outstanding shares of Common Stock under a new stock repurchase program. We anticipate funding any stock repurchases with proceeds from non-core asset sales, available cash and borrowings under our revolving credit facility. The Company may purchase shares of Common Stock from time to time in amounts and at prices determined by the Company in its discretion. Shares of Common Stock may be repurchased in the open market or in privately negotiated transactions, which may include block trades. If and when the Company repurchases Common Stock under this program, the Operating Partnership will repurchase an equal number of Common Units from the Company. The timing, manner, price and actual number of shares repurchased will be subject to a variety of factors, including price, market conditions, corporate and regulatory requirements, applicable SEC rules and other liquidity requirements and priorities. The Common Stock repurchase program does not have an expiration date, does not obligate the Company to repurchase any dollar amount or number of shares and may be suspended, modified or discontinued at any time without prior notice. During each of the three and nine months ended September 30, 2026, the Company repurchased no shares of Common Stock under its stock repurchase program.

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

As of September 30, 2026, we are involved with four joint ventures that we determine to be variable interest entities, three of which we are the primary beneficiary and are consolidated and one of which we are not the primary beneficiary and is not consolidated. In addition, during 2025, we acquired a building using a special purpose entity owned by a qualified intermediary to facilitate a potential Section 1031 reverse exchange under the Internal Revenue Code. To realize the tax deferral available under the Section 1031 exchange, we were required to complete the Section 1031 exchange, and take title to the to-be-exchanged building within 180 days of the acquisition date. We completed the exchange by acquiring 100% of the special purpose entity during the second quarter of 2026.

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

Insurance

We are primarily self-insured for health care claims for participating employees. To limit our exposure to significant claims, we have stop-loss coverage on a per claim and annual aggregate basis. We use all relevant information to determine our liabilities for claims, including actuarial estimates of claim liabilities. When determining our liabilities, we include claims for incurred losses, even if they are unreported. As of September 30, 2026, a reserve of $0.5 million was recorded to cover estimated reported and unreported claims.

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

2.    Leases

Operating Leases

We generally lease our office properties to lessees in exchange for fixed monthly payments that cover rent, property taxes, insurance and certain cost recoveries, primarily common area maintenance. Our office properties that are under lease are primarily located in Atlanta, Charlotte, Dallas, Nashville, Orlando, Raleigh, Richmond and Tampa and are leased to a wide variety of lessees across many industries. Our leases are operating leases and mostly range from three to 10 years. We recognized rental and other revenues related to operating lease payments of $213.3 million and $228.6 million during the three months ended September 30, 2026 and 2025, respectively, and $634.6 million and $590.5 million during the nine months ended September 30, 2026 and 2025, respectively. Included in these amounts were variable lease payments of $18.9 million and $16.6 million during the three months ended September 30, 2026 and 2025, respectively, and $55.9 million and $50.2 million during the nine months ended September 30, 2026 and 2025, respectively.

3.    Investments in and Advances to Affiliates

We have interests in various real estate joint ventures that are evaluated for consolidation under the variable interest entity (“VIE”) model or the voting interest model, depending on the facts and circumstances of each joint venture. For our unconsolidated affiliates that are evaluated under the VIE model, we determined that we hold variable interests, but we are not the primary beneficiary because we do not have the power to direct the activities that most significantly impact the entities’ economic performance. Accordingly, these entities are not consolidated. For our unconsolidated affiliates that are evaluated under the voting interest model, we determined through evaluation of our voting rights that control does not rest with us. Accordingly, these entities are not consolidated. For our consolidated affiliates that are evaluated under the VIE model, we determined that we hold variable interests, and we are the primary beneficiary because we have the power to direct the activities that most significantly impact the entities’ economic performance. Accordingly, these entities are consolidated.

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

The following table summarizes our unconsolidated affiliates as of September 30, 2026:

Unconsolidated Affiliate	Location	Ownership Interest	VIE (Y/N)	Carrying Value as of
				September 30, 2026
Granite Park Six JV, LLC (1)	Dallas	50.0%	N	$41,455
GPI 23Springs JV, LLC (2)	Dallas	50.0%	N	52,729
M+O JV, LLC	Dallas	50.0%	N	181,395
Midtown East Tampa, LLC (3)	Tampa	50.0%	N	12,890
Brand/HRLP 2827 Peachtree LLC (4)	Atlanta	50.0%	Y	61,604
Plaza Colonnade, Tenant-in-Common	Kansas City	50.0%	N	4,295
				$354,368
__________
(1)During the second quarter of 2026, Granite Park Six JV, LLC (“Granite Park Six joint venture”) obtained a secured loan for up to $100.0 million with a maturity date of April 2028 (but can be extended for one additional year at the joint venture’s option assuming no defaults have occurred). In connection with this loan, the Granite Park Six joint venture obtained an interest rate hedge contract that effectively fixed the overall interest rate at 5.9%. As of September 30, 2026, $87.2 million was drawn on this loan. The joint venture used the net proceeds from the secured loan to redeem the preferred equity that we contributed during the first quarter of 2026 and distributed the remainder equally to us and our partner, Granite Properties (“Granite”). As a result of these reconsideration events, the Granite Park Six joint venture is no longer a VIE since it now has sufficient equity at risk. This joint venture is now evaluated under the voting interest model, and the entity remains unconsolidated.
(2)To fund construction of our 23Springs development project, GPI 23Springs JV, LLC (“23Springs joint venture”) previously obtained a construction loan for up to $265.0 million with an interest rate of SOFR plus 355 basis points. This loan was scheduled to mature in March 2027. During the third quarter of 2026, the 23Springs joint venture modified this loan by converting it from a construction loan to a delayed draw secured loan, extending the maturity date to September 2029 (and can be extended for one additional year at the joint venture’s option assuming no defaults have occurred), lowering the borrowing spread to SOFR plus 230 basis points and increasing the borrowing capacity to $370.0 million. As of September 30, 2026, $325.6 million was outstanding on this loan. In connection with this modification, the 23Springs joint venture obtained interest rate hedge contracts that effectively cap the underlying SOFR rate at 5.0%. The incremental net proceeds were distributed equally to us and our partner, Granite. As a result of this reconsideration event, the 23Springs joint venture is no longer a VIE since it now has sufficient equity at risk. This joint venture is now evaluated under the voting interest model, and the entity remains unconsolidated.
(3)During the third quarter of 2026, Midtown East Tampa, LLC (“Midtown East joint venture”) obtained a two-tranche secured mortgage loan from a third party lender. The first tranche consists of a $44.8 million secured loan that was used to repay the $43.8 million balance on a secured construction loan that we previously provided the joint venture. The second tranche consists of a $10.9 million non-revolving line of credit. As of September 30, 2026, $2.5 million was drawn on the line of credit. Both tranches bear interest at SOFR plus 205 basis points and are scheduled to mature in July 2036. In connection with this loan, the Midtown East joint venture obtained interest rate hedge contracts that effectively fix the weighted average rate of both tranches at 6.3%. As a result of this reconsideration event, the Midtown East joint venture is no longer a VIE since it now has sufficient equity at risk. This joint venture is now evaluated under the voting interest model, and the entity remains unconsolidated.
(4)As of September 30, 2026, Brand/HRLP 2827 Peachtree LLC (“2827 Peachtree joint venture”) had $51.7 million outstanding under the loan we have provided to the joint venture.

Consolidated Affiliates

As of September 30, 2026, our consolidated VIEs consisted of the following: HRLP Bloc 83, L.P. (“Bloc 83 joint venture”) in Raleigh in which we own a 10.0% interest (but retain an option to increase our ownership interest to 50.0% in the future), Terraces JV, LLC (“Terraces joint venture”) in Dallas in which we own an 80.0% interest and HRLP MTW, LLC (“Midtown West joint venture”) in Tampa in which we own an 80.0% interest. The assets of these consolidated VIEs may be used only to settle their own obligations, and their creditors have no recourse to our wholly owned assets.

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

The following table sets forth the carrying value of the assets and liabilities of the Bloc 83 joint venture included on our Consolidated Balance Sheets:

September 30, 2026
Net real estate assets	$171,702
Cash and cash equivalents	$8,096
Restricted cash	$5,158
Accounts receivable	$293
Accrued straight-line rents receivable	$771
Deferred leasing costs, net	$26,791
Accounts payable, accrued expenses and other liabilities	$9,961

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

The following table sets forth the carrying value of the assets and liabilities of the Terraces joint venture included on our Consolidated Balance Sheets:

September 30, 2026
Net real estate assets	$93,181
Cash and cash equivalents	$4,345
Accounts receivable	$298
Accrued straight-line rents receivable	$917
Deferred leasing costs, net	$12,531
Accounts payable, accrued expenses and other liabilities	$6,272

The following table sets forth the carrying value of the assets and liabilities of the Midtown West joint venture included on our Consolidated Balance Sheets:

	September 30, 2026	December 31, 2025
Net real estate assets	$54,796	$56,299
Cash and cash equivalents	$2,046	$1,361
Accounts receivable	$46	$203
Accrued straight-line rents receivable	$5,103	$5,254
Deferred leasing costs, net	$1,949	$2,211
Prepaid expenses and other assets, net	$127	$124
Mortgages and notes payable, net	$43,837	$44,059
Accounts payable, accrued expenses and other liabilities	$1,612	$1,170

4.    Real Estate Assets

Dispositions

During the third quarter of 2026, we sold nine buildings in Richmond, Atlanta and Raleigh for an aggregate sales price of $85.2 million and recorded aggregate gains on disposition of property of $13.6 million.

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

5.    Intangible Assets and Below Market Lease Liabilities

The following table sets forth total intangible assets and acquisition-related below market lease liabilities, net of accumulated amortization:

	September 30, 2026	December 31, 2025
Assets:
Deferred leasing costs (including lease incentives and above market lease and in-place lease acquisition-related intangible assets)	$460,505	$414,230
Less-accumulated amortization	(179,599)	(169,972)
	$280,906	$244,258
Liabilities (in accounts payable, accrued expenses and other liabilities):
Acquisition-related below market lease liabilities	$35,320	$32,628
Less-accumulated amortization	(17,262)	(17,102)
	$18,058	$15,526

The following table sets forth amortization of intangible assets and below market lease liabilities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Amortization of deferred leasing costs and acquisition-related intangible assets (in depreciation and amortization)	$11,662	$9,683	$33,855	$27,757
Amortization of lease incentives (in rental and other revenues)	$756	$715	$2,490	$2,020
Amortization of acquisition-related above market lease intangible assets (in rental and other revenues)	$888	$615	$2,572	$1,849
Amortization of acquisition-related below market lease liabilities (in rental and other revenues)	$(850)	$(661)	$(2,620)	$(2,078)

The following table sets forth scheduled future amortization of intangible assets and below market lease liabilities:

	Amortization of Deferred Leasing Costs and Acquisition-Related Intangible Assets (in Depreciation and Amortization)	Amortization of Lease Incentives (in Rental and Other Revenues)	Amortization of Acquisition-Related Above Market Lease Intangible Assets (in Rental and Other Revenues)	Amortization of Acquisition-Related Below Market Lease Liabilities (in Rental and Other Revenues)
October 1 through December 31, 2026	$13,127	$703	$806	$(812)
2027	45,661	2,660	2,982	(3,080)
2028	38,278	2,506	2,811	(2,666)
2029	34,061	2,243	2,581	(2,289)
2030	30,033	1,932	2,255	(2,154)
Thereafter	84,373	6,784	7,110	(7,057)
	$245,533	$16,828	$18,545	$(18,058)
Weighted average remaining amortization periods as of September 30, 2026 (in years)	7.2	8.4	7.4	7.3

The following table sets forth the intangible assets and below market lease liabilities recorded as a result of the acquisitions of Bloc83 in Raleigh and The Terraces in Dallas in the first quarter of 2026:

	Acquisition-Related Above Market Lease Intangible Assets (amortized in Rental and Other Revenues)	Acquisition-Related Intangible Assets (amortized in Depreciation and Amortization)	Acquisition-Related Below Market Lease Liabilities (amortized in Rental and Other Revenues)
Amount recorded at acquisition	$7,751	$37,190	$(5,152)
Weighted average remaining amortization periods as of September 30, 2026 (in years)	7.8	6.6	6.3

6.    Mortgages and Notes Payable

The following table sets forth our mortgages and notes payable:

	September 30, 2026	December 31, 2025
Secured indebtedness	$697,030	$703,409
Unsecured indebtedness	2,829,075	2,866,745
Less-unamortized debt issuance costs	(14,295)	(15,976)
Total mortgages and notes payable, net	$3,511,810	$3,554,178

As of September 30, 2026, our secured mortgage loans were collateralized by real estate assets with an undepreciated book value of $1,299.3 million.

Our $750.0 million unsecured revolving credit facility is scheduled to mature in January 2028 (but can be extended for two additional six-month periods at our option assuming no defaults have occurred). The interest rate on our revolving credit facility is SOFR plus 85 basis points, based on current credit ratings. The annual facility fee is 20 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody’s Investors Service or Standard & Poor’s Ratings Services. The interest rate may be adjusted upward or downward by 2.5 basis points depending upon whether or not we achieve certain pre-determined sustainability goals with respect to the ongoing reduction of greenhouse gas emissions. There were no amounts outstanding under our revolving credit facility as of September 30, 2026 or October 20, 2026. As of both September 30, 2026 and October 20, 2026, we had $0.1 million of outstanding letters of credit, which reduce the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility was $749.9 million as of both September 30, 2026 and October 20, 2026.

During the third quarter of 2026, we repurchased $3.1 million principal amount of unsecured notes due March 2027.

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

We have considered our short-term liquidity needs within one year from October 27, 2026 (the date of issuance of the quarterly financial statements) and the adequacy of our estimated cash flows from operating activities and other available financing sources to meet these needs. In particular, we have given consideration to our scheduled debt maturities during such one-year period, which consists of $285.9 million principal amount of unsecured notes that are scheduled to mature in March 2027. We have concluded it is probable we will meet these short-term liquidity requirements through a combination of the following:
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

7.    Noncontrolling Interests

Noncontrolling Interests in Consolidated Affiliates

As of September 30, 2026, our noncontrolling interest in consolidated affiliates relates to our joint venture partners’ 20.0% interest in the Midtown West joint venture, 90.0% interest in the Bloc 83 joint venture and 20.0% interest in the Terraces joint venture. Each of our joint venture partners is an unrelated third party.

Noncontrolling Interests in the Operating Partnership

The following table sets forth the Company’s noncontrolling interests in the Operating Partnership:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning noncontrolling interests in the Operating Partnership	$60,840	$66,878	$52,777	$65,791
Adjustment of noncontrolling interests in the Operating Partnership to fair value	(1,874)	2,313	6,635	3,240
Conversions of Common Units to Common Stock	—	(3,329)	(700)	(3,329)
Redemptions of Common Units	—	—	(24)	(10)
Net income attributable to noncontrolling interests in the Operating Partnership	583	256	2,878	2,577
Distributions to noncontrolling interests in the Operating Partnership	(1,008)	(1,076)	(3,025)	(3,227)
Total noncontrolling interests in the Operating Partnership	$58,541	$65,042	$58,541	$65,042

The following table sets forth net income available for common stockholders and transfers from the Company’s noncontrolling interests in the Operating Partnership:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income available for common stockholders	$31,750	$12,877	$156,587	$128,596
Increase in additional paid in capital from conversions of Common Units to Common Stock	—	3,329	700	3,329
Redemptions of Common Units	—	—	24	10
Change from net income available for common stockholders and transfers from noncontrolling interests	$31,750	$16,206	$157,311	$131,935

8.    Fair Value of Financial Instruments

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

The following table sets forth our assets and liabilities and the Company’s noncontrolling interests in the Operating Partnership that are measured or disclosed at fair value within the fair value hierarchy:

		Level 1	Level 2
	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Observable Inputs
Fair Value as of September 30, 2026:
Assets:
Mortgages and notes receivable, at fair value (1)	$12,227	$—	$12,227
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	829	829	—
Total Assets	$13,056	$829	$12,227
Noncontrolling Interests in the Operating Partnership	$58,541	$58,541	$—
Liabilities:
Mortgages and notes payable, net, at fair value (1)	$3,334,198	$—	$3,334,198
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	829	829	—
Total Liabilities	$3,335,027	$829	$3,334,198

Fair Value as of December 31, 2025:
Assets:
Mortgages and notes receivable, at fair value (1)	$12,228	$—	$12,228
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	1,396	1,396	—
Total Assets	$13,624	$1,396	$12,228
Noncontrolling Interests in the Operating Partnership	$52,777	$52,777	$—
Liabilities:
Mortgages and notes payable, net, at fair value (1)	$3,471,003	$—	$3,471,003
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	1,396	1,396	—
Total Liabilities	$3,472,399	$1,396	$3,471,003
__________
(1)    Amounts are not recorded at fair value on our Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025.

9.    Share-Based Payments

During the nine months ended September 30, 2026, the Company granted 271,458 shares of time-based restricted stock and 160,796 shares of total return-based restricted stock with weighted average grant date fair values per share of $22.80 and $24.02, respectively. We recorded share-based compensation expense of $0.9 million and $1.2 million during the three months ended September 30, 2026 and 2025, respectively, and $8.3 million and $7.4 million during the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, there was $5.4 million of total unrecognized share-based compensation costs, which will be recognized over a weighted average remaining contractual term of 2.2 years.

10.    Real Estate and Other Assets Held For Sale

The following table sets forth our assets held for sale, which are considered non-core:

	September 30, 2026	December 31, 2025
Assets:
Land	$5,151	$3,454
Buildings and tenant improvements	33,107	42,123
Less-accumulated depreciation	(18,931)	(25,468)
Net real estate assets	19,327	20,109
Accrued straight-line rents receivable	1,396	2,083
Deferred leasing costs, net	822	1,006
Prepaid expenses and other assets, net	152	3
Real estate and other assets, net, held for sale	$21,697	$23,201

11.    Earnings Per Share and Per Unit

The following table sets forth the computation of basic and diluted earnings per share of the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Earnings per Common Share - basic:
Numerator:
Net income	$34,078	$13,707	$164,200	$132,928
Net (income) attributable to noncontrolling interests in the Operating Partnership	(583)	(256)	(2,878)	(2,577)
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates	(1,171)	2	(3,013)	28
Dividends on Preferred Stock	(574)	(576)	(1,722)	(1,783)
Net income available for common stockholders	$31,750	$12,877	$156,587	$128,596
Denominator:
Denominator for basic earnings per Common Share – weighted average shares (1)	110,306	108,403	110,211	107,973
Net income available for common stockholders per Common Share	$0.29	$0.12	$1.42	$1.19
Earnings per Common Share - diluted:
Numerator:
Net income	$34,078	$13,707	$164,200	$132,928
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates	(1,171)	2	(3,013)	28
Dividends on Preferred Stock	(574)	(576)	(1,722)	(1,783)
Net income available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	$32,333	$13,133	$159,465	$131,173
Denominator:
Denominator for basic earnings per Common Share – weighted average shares (1)	110,306	108,403	110,211	107,973
Add:
Noncontrolling interests Common Units	2,017	2,119	2,019	2,140
Denominator for diluted earnings per Common Share – adjusted weighted average shares and assumed conversions	112,323	110,522	112,230	110,113
Net income available for common stockholders per Common Share	$0.29	$0.12	$1.42	$1.19
__________
(1)Includes all unvested restricted stock where dividends on such restricted stock are non-forfeitable.

The following table sets forth the computation of basic and diluted earnings per unit of the Operating Partnership:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Earnings per Common Unit - basic:
Numerator:
Net income	$34,078	$13,707	$164,200	$132,928
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates	(1,171)	2	(3,013)	28
Distributions on Preferred Units	(574)	(576)	(1,722)	(1,783)
Net income available for common unitholders	$32,333	$13,133	$159,465	$131,173
Denominator:
Denominator for basic earnings per Common Unit – weighted average units (1)	111,914	110,113	111,821	109,704
Net income available for common unitholders per Common Unit	$0.29	$0.12	$1.43	$1.20
Earnings per Common Unit - diluted:
Numerator:
Net income	$34,078	$13,707	$164,200	$132,928
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates	(1,171)	2	(3,013)	28
Distributions on Preferred Units	(574)	(576)	(1,722)	(1,783)
Net income available for common unitholders	$32,333	$13,133	$159,465	$131,173
Denominator:
Denominator for basic earnings per Common Unit – weighted average units (1)	111,914	110,113	111,821	109,704
Denominator for diluted earnings per Common Unit – adjusted weighted average units and assumed conversions	111,914	110,113	111,821	109,704
Net income available for common unitholders per Common Unit	$0.29	$0.12	$1.43	$1.20
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Rental and other revenues:
Atlanta	$37,167	$36,935	$110,084	$108,828
Charlotte	30,239	23,342	87,131	67,308
Dallas	3,082	—	9,106	—
Nashville	37,154	38,728	112,351	117,925
Orlando	14,695	13,867	43,896	42,707
Raleigh	53,555	45,779	157,688	135,088
Richmond	5,613	8,935	20,252	27,431
Tampa	23,933	21,951	70,056	65,837
Rental and other revenues for reportable segments	205,438	189,537	610,564	565,124
Other	12,745	12,236	38,032	37,632
Total rental and other revenues	218,183	201,773	648,596	602,756

Rental property and other expenses:
Atlanta	14,836	15,041	43,856	42,876
Charlotte	8,188	6,410	24,225	18,254
Dallas	996	—	2,992	—
Nashville	11,241	11,009	32,626	33,383
Orlando	5,839	4,757	16,615	15,794
Raleigh	13,195	11,357	41,116	34,718
Richmond	1,830	3,048	7,011	8,656
Tampa	9,100	8,476	25,915	24,931
Rental property and other expenses for reportable segments	65,225	60,098	194,356	178,612
Other	6,387	5,825	18,529	16,000
Total rental property and other expenses	71,612	65,923	212,885	194,612

Net operating income:
Atlanta	22,331	21,894	66,228	65,952
Charlotte	22,051	16,932	62,906	49,054
Dallas	2,086	—	6,114	—
Nashville	25,913	27,719	79,725	84,542
Orlando	8,856	9,110	27,281	26,913
Raleigh	40,360	34,422	116,572	100,370
Richmond	3,783	5,887	13,241	18,775
Tampa	14,833	13,475	44,141	40,906
Net operating income for reportable segments	140,213	129,439	416,208	386,512
Other	6,358	6,411	19,503	21,632
Total net operating income	$146,571	$135,850	$435,711	$408,144

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Reconciliation to net income:
Depreciation and amortization	$(79,477)	$(73,898)	$(236,068)	$(219,982)
Impairments of real estate assets	—	(8,800)	—	(8,800)
General and administrative expenses	(9,850)	(8,995)	(33,181)	(31,771)
Interest expense	(40,608)	(38,475)	(123,998)	(112,782)
Other income	3,092	1,753	8,828	8,007
Gains on disposition of property	13,582	5,674	109,569	87,889
Equity in earnings of unconsolidated affiliates	768	598	3,339	2,223
Net income	$34,078	$13,707	$164,200	$132,928

13.    Subsequent Events

On October 22, 2026, the Company declared a cash dividend of $0.50 per share of Common Stock, which is payable on December 8, 2026 to stockholders of record as of November 16, 2026.

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
The key components affecting our rental and other revenues are average occupancy, rental rates, cost recovery income, new developments placed in service, acquisitions and dispositions. Average occupancy generally increases during times of improving economic growth, as our ability to lease space outpaces vacancies that occur upon the expirations of existing leases. Average occupancy generally declines during times of slower or negative economic growth, when new vacancies tend to outpace our ability to lease space. Asset acquisitions, dispositions and new developments placed in service directly impact our rental revenues and could impact our average occupancy, depending upon the occupancy rate of the properties that are acquired, sold or placed in service. Another indicator of the predictability of future revenues is the expected lease expirations of our portfolio. As a result, in addition to seeking to increase our average occupancy by leasing current vacant space, we also concentrate our leasing efforts on renewing existing leases prior to expiration. For more information regarding our lease expirations, see “Item 2. Properties – Lease Expirations” and “Item 1A. Risk Factors – Risks Related to our Operations. The continued social acceptance, desirability and perceived economic benefits of work-from-home arrangements could materially and negatively impact the future demand for office space over the long-term” in our 2025 Annual Report on Form 10-K. Occupancy in our office portfolio increased from 85.3% as of December 31, 2025 to 87.0% as of September 30, 2026. We expect average occupancy in our office portfolio to range from 87.0% to 88.0% for the remainder of 2026.

Whether or not our rental revenue tracks average occupancy proportionally depends upon whether GAAP rents under signed new and renewal leases are higher or lower than the GAAP rents under expiring leases. Annualized rental revenues from second generation leases expiring during any particular year are typically less than 15% of our total annual rental revenues. The following table sets forth information regarding second generation office leases signed during the third quarter of 2026 (we define second generation office leases as leases with new customers and renewals of existing customers in both consolidated and unconsolidated office space that has been previously occupied and leases with respect to vacant space in acquired buildings):

	New	Renewal	All Office
Leased space (in rentable square feet)	289,131	922,720	1,211,851
Average term (in years - rentable square foot weighted)	7.7	7.1	7.2
Base rents (per rentable square foot) (1)	$40.97	$41.14	$41.10
Rent concessions (per rentable square foot) (1)	(1.73)	(0.80)	(1.02)
GAAP rents (per rentable square foot) (1)	$39.24	$40.34	$40.08
Tenant improvements (per rentable square foot) (1)	$5.88	$3.99	$4.44
Leasing commissions (per rentable square foot) (1)	$1.56	$1.11	$1.22
__________
(1)    Weighted average per rentable square foot on an annual basis over the lease term.

Annual combined GAAP rents for new and renewal leases signed in the third quarter were $40.08 per rentable square foot, 28.8% higher compared to previous leases in the same office spaces.

We strive to maintain a diverse, stable and creditworthy customer base. We have an internal guideline whereby customers that account for more than 3% of our revenues are periodically reviewed with the Company’s Board of Directors. As of September 30, 2026, only Bank of America (4.2%) and Asurion (3.3%) accounted for more than 3% of our annualized GAAP revenues.

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

Net Operating Income

Whether or not we record increasing net operating income (“NOI”) in our same property portfolio typically depends upon our ability to garner higher rental revenues, whether from higher average occupancy, higher GAAP rents per rentable square foot or higher cost recovery income, that exceed any corresponding growth in operating expenses. Consolidated same property NOI was $6.0 million, or 4.9%, higher in the third quarter of 2026 as compared to 2025 due to an increase of $10.6 million in same property revenues, partially offset by an increase of $4.6 million in same property expenses

In addition to the effect of consolidated same property NOI, whether or not NOI increases typically depends upon whether the NOI from our acquired properties and recently completed development projects exceeds the lost NOI from property dispositions. NOI was $10.7 million, or 7.9%, higher in the third quarter of 2026 as compared to 2025 primarily due to property acquisitions in Raleigh, Charlotte, and Dallas, higher consolidated same property NOI and recently completed development projects in Raleigh, partially offset by lost NOI from property dispositions.

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

Liquidity and Capital Resources

We continue to maintain a conservative and flexible balance sheet and believe we have ample liquidity to fund our operations and growth prospects. As of October 20, 2026, we had approximately $276 million of existing cash and no amounts drawn on our $750.0 million revolving credit facility, which is scheduled to mature in January 2028 (but which can be extended for two additional six-month periods at our option). As of September 30, 2026, our leverage ratio, as measured by the ratio of our mortgages and notes payable and outstanding preferred stock to the undepreciated book value of our assets, was 42.2%, and there were 112.3 million diluted shares of Common Stock outstanding.

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

•issuance of equity securities by the Company or the Operating Partnership; and

•the disposition of non-core assets.

We have no debt scheduled to mature within one year from October 27, 2026 (the date of issuance of the quarterly financial statements), except for $285.9 million principal amount of unsecured notes that are scheduled to mature in March 2027. We generally believe we will be able to satisfy future obligations with existing cash, borrowings under our revolving credit facility, new bank term loans, issuance of other unsecured debt, mortgage debt and/or proceeds from the sale of additional non-core assets.

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

We anticipate commencing up to $400 million of new office building development during the remainder of 2026. Any such development projects would not be delivered until 2028 or beyond. In addition, we have commenced construction of site and infrastructure work on our Ovation mixed-use real estate development land in Nashville. See “Liquidity and Capital Resources – Investment and Joint Venture Activity.” We also anticipate acquiring up to $85 million of properties during the remainder of 2026. We generally seek to acquire and develop assets that are consistent with our strategic plan, improve the average quality of our overall portfolio and deliver consistent and sustainable value for our stockholders over the long-term. We also generally intend to grow on a leverage-neutral basis. We can make no assurance, however, that we will develop or acquire any opportunities we may be reviewing, bidding on or negotiating or that we may have under contract or that any opportunities will be consummated or perform as expected.

Results of Operations

Three Months Ended September 30, 2026 and 2025

Rental and Other Revenues

Rental and other revenues were $16.4 million, or 8.1%, higher in the third quarter of 2026 as compared to 2025 primarily due to increases from property acquisitions in Raleigh, Charlotte and Dallas, higher consolidated same property revenues and recently completed development projects in Raleigh, which increased rental and other revenues by $15.3 million, $10.6 million and $1.0 million, respectively. Consolidated same property rental and other revenues were higher primarily due to higher average GAAP rents per rentable square foot, higher average occupancy, and higher cost recoveries. These increases were partially offset by a decrease of $10.3 million from property dispositions.

Operating Expenses

Rental property and other expenses were $5.7 million, or 8.6%, higher in the third quarter of 2026 as compared to 2025 primarily due to higher consolidated same property operating expenses and increases from property acquisitions in Raleigh, Charlotte and Dallas, which increased operating expenses by $4.6 million and $3.9 million, respectively. Consolidated same property operating expenses were higher primarily due to higher repairs and maintenance, utilities, contract services and property taxes. These increases were partially offset by a decrease of $2.5 million from property dispositions.

We recorded an impairment charge of $8.8 million in the third quarter of 2025 to lower the carrying amount of two non-core, out-of-service assets at Century Center in Atlanta to their estimated fair values. We recorded no such impairment in 2026.

Depreciation and amortization was $5.6 million, or 7.5%, higher in the third quarter of 2026 as compared to 2025 primarily due to property acquisitions in Raleigh, Charlotte and Dallas and higher consolidated same property lease related depreciation and amortization, partially offset by property dispositions.

General and administrative expenses were $0.9 million, or 9.5%, higher in the third quarter of 2026 as compared to 2025 primarily due to higher incentive compensation and employee benefits.

Interest Expense

Interest expense was $2.1 million, or 5.5%, higher in the third quarter of 2026 as compared to 2025 primarily due to higher average debt balances and lower capitalized interest.

Other Income

Other income was $1.3 million higher in the third quarter of 2026 as compared to 2025 primarily due to higher interest income from cash reserves.

Gains on Disposition of Property

Gains on disposition of property were $7.9 million higher in the third quarter of 2026 as compared to 2025. The 2026 gains primarily related to building dispositions in Richmond and Raleigh. The 2025 gain related to a building disposition in Richmond.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $0.2 million higher in the third quarter of 2026 as compared to 2025 primarily due to higher average occupancy within our 23Springs and Granite Park Six joint ventures, partially offset by lower capitalized expenses within our 23Springs joint venture and the sale of our 50.0% interest in the Highwoods-Markel Associates, LLC joint venture in 2025.

Earnings Per Common Share - Diluted

Diluted earnings per common share was $0.17 higher in the third quarter of 2026 as compared to 2025 due to an increase in net income for the reasons discussed above.

Nine Months Ended September 30, 2026 and 2025

Rental and Other Revenues

Rental and other revenues were $45.8 million, or 7.6%, higher in the nine months ended September 30, 2026 as compared to 2025 primarily due to increases from property acquisitions in Raleigh, Charlotte and Dallas, higher consolidated same property revenues and recently completed development projects in Raleigh, which increased rental and other revenues by $47.2 million, $17.5 million and $2.8 million, respectively. Consolidated same property rental and other revenues were higher primarily due to higher average GAAP rents per rentable square foot, higher average occupancy, and higher cost recoveries, partially offset by lower termination fee income. These increases were partially offset by a decrease of $20.7 million from property dispositions.

Operating Expenses

Rental property and other expenses were $18.3 million, or 9.4%, higher in the nine months ended September 30, 2026 as compared to 2025 primarily due to increases from property acquisitions in Raleigh, Charlotte and Dallas and higher consolidated same property operating expenses, which increased operating expenses by $13.0 million and $11.6 million, respectively. Consolidated same property operating expenses were higher primarily due to higher utilities, property taxes, repairs and maintenance and contract services. These increases were partially offset by a decrease of $5.5 million from property dispositions.

We recorded an impairment charge of $8.8 million in the nine months ended September 30, 2025 to lower the carrying amount of two non-core, out-of-service assets at Century Center in Atlanta to their estimated fair values. We recorded no such impairment in 2026.

Depreciation and amortization expense was $16.1 million, or 7.3%, higher in the nine months ended September 30, 2026 as compared to 2025 primarily due to property acquisitions in Raleigh, Charlotte and Dallas, partially offset by property dispositions.

General and administrative expenses were $1.4 million, or 4.4%, higher in the nine months ended September 30, 2026 as compared to 2025 primarily due to higher incentive compensation and employee benefits, partially offset by lower predevelopment cost write-offs.

Interest Expense

Interest expense was $11.2 million, or 9.9%, higher in the nine months ended September 30, 2026 as compared to 2025 primarily due to higher average debt balances and lower capitalized interest.

Other Income

Other income was $0.8 million higher in the nine months ended September 30, 2026 as compared to 2025 primarily due to the sale of our 26.5% interest in Kessinger/Hunter and Company, LC, a brokerage services firm, in 2026 and higher interest income from cash reserves and loans provided to our 2827 Peachtree and Midtown East joint ventures. These increases were partially offset by $3.0 million of proceeds received in 2025 from the Florida Department of Transportation for the impact of roadway improvements adjacent to a non-core property in Tampa.

Gains on Disposition of Property

Gains on disposition of property were $21.7 million higher in the nine months ended September 30, 2026 as compared to 2025. The 2026 gains primarily related to building dispositions in Nashville, Richmond and Raleigh and a land parcel disposition in Richmond. The 2025 gains primarily related to building dispositions in Tampa and Richmond.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $1.1 million higher in the nine months ended September 30, 2026 as compared to 2025 primarily due to termination fee income recorded by our M+O JV, LLC joint venture and higher average occupancy within our 23Springs and Granite Park Six joint ventures, partially offset by lower capitalized expenses within our 23Springs joint venture and the sale of our 50.0% interest in the Highwoods-Markel Associates, LLC joint venture in 2025.

Earnings Per Common Share - Diluted

Diluted earnings per common share was $0.23 higher in the nine months ended September 30, 2026 as compared to 2025 due to an increase in net income for the reasons discussed above.

Liquidity and Capital Resources

Statements of Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in the Company’s cash flows (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
Net cash provided by operating activities	$279,856	$259,523	$20,333
Net cash provided by/(used in) investing activities	5,514	(239,354)	244,868
Net cash used in financing activities	(29,734)	(12,103)	(17,631)
Total cash flows	$255,636	$8,066	$247,570

The change in net cash provided by operating activities in the nine months ended September 30, 2026 as compared to 2025 was primarily due to changes in operating assets and liabilities and net cash from property acquisitions in Raleigh, Charlotte, and Dallas, partially offset by property dispositions.

The change in net cash provided by/(used in) investing activities in the nine months ended September 30, 2026 as compared to 2025 was primarily due to higher net proceeds from property dispositions and distributions of capital from our Granite Park Six, Midtown East and 23Springs joint ventures upon receipt of loan proceeds. These inflows were partially offset by higher investments in acquired real estate in Raleigh and Dallas, higher investments in tenant improvements, deferred leasing costs and building improvements and higher investments in unconsolidated affiliates.

The change in net cash used in financing activities in the nine months ended September 30, 2026 as compared to 2025 was primarily due to higher net debt repayments in 2026 and proceeds from the issuance of common stock in 2025, partially offset by contributions from joint venture partners to acquire consolidated real estate assets in 2026.

Capitalization

The following table sets forth the Company’s capitalization (in thousands, except per share amounts):

	September 30, 2026	December 31, 2025
Mortgages and notes payable, net, at recorded book value	$3,511,810	$3,554,178
Preferred Stock, at liquidation value	$26,631	$26,691
Common Stock outstanding	110,315	109,905
Common Units outstanding (not owned by the Company)	2,017	2,044
Per share stock price at period end	$29.02	$25.82
Market value of Common Stock and Common Units	$3,259,875	$2,890,523
Total capitalization	$6,798,316	$6,471,392

As of September 30, 2026, our mortgages and notes payable and outstanding preferred stock represented 52.0% of our total capitalization and 42.2% of the undepreciated book value of our assets. See also “Executive Summary - Liquidity and Capital Resources.”

Our mortgages and notes payable as of September 30, 2026 consisted of $697.0 million of secured indebtedness with a weighted average interest rate of 4.45% and $2,829.1 million of unsecured indebtedness with a weighted average interest rate of 4.48%. The secured indebtedness was collateralized by real estate assets with an undepreciated book value of $1,299.3 million. As of September 30, 2026, $350.0 million of our debt bears interest at floating rates.

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

During the third quarter of 2026, we sold nine buildings in Richmond, Atlanta and Raleigh for an aggregate sales price of $85.2 million and recorded aggregate gains on disposition of property of $13.6 million.

During the third quarter of 2026, we commenced construction of site and infrastructure work at our Ovation mixed-use real estate development land in Nashville. These development expenditures are intended to facilitate the potential sale of portions of such land to third parties for the future development of residential, retail and/or hotel uses by such third parties, and the future development of office buildings by us. Ovation is currently entitled and master planned for the overall development of up to 1,225,000 square feet of additional office, 1,594 residential units, 430,000 square feet of retail and 350 hotel keys.

To fund construction of our 23Springs development project, the 23Springs joint venture previously obtained a construction loan for up to $265.0 million, with an interest rate of SOFR plus 355 basis points. This loan was scheduled to mature in March 2027. During the third quarter of 2026, the 23Springs joint venture modified this loan by converting it from a construction loan to a delayed draw secured loan, extending the maturity date to September 2029 (and can be extended for one additional year at the joint venture’s option assuming no defaults have occurred), lowering the borrowing spread to SOFR plus 230 basis points and increasing the borrowing capacity to $370.0 million. As of September 30, 2026, $325.6 million was outstanding on this loan. In connection with this modification, the 23Springs joint venture obtained interest rate hedge contracts that effectively cap the underlying SOFR rate at 5.0%. The incremental net proceeds were distributed equally to us and our partner, Granite.

During the third quarter of 2026, the Midtown East joint venture obtained a two-tranche secured mortgage loan from a third party lender. The first tranche consists of a $44.8 million secured loan that was used to repay the $43.8 million balance on a secured construction loan that we previously provided the joint venture. The second tranche consists of a $10.9 million non-revolving line of credit. As of September 30, 2026, $2.5 million was drawn on the line of credit. Both tranches bear interest at SOFR plus 205 basis points and are scheduled to mature in July 2036. In connection with this loan, the Midtown East joint venture obtained interest rate hedge contracts that effectively fix the weighted average rate of both tranches at 6.3%.

Financing Activity

During the first quarter of 2026, we entered into separate equity distribution agreements with each of Wells Fargo Securities, LLC, BofA Securities, Inc., BTIG, LLC, Jefferies LLC, J.P. Morgan Securities LLC, TD Securities (USA) LLC and Truist Securities, Inc. pursuant to which the Company may offer and sell up to $300.0 million in aggregate gross sales price of shares of Common Stock from time to time, including on a forward basis, through such firms, acting as agents of the Company or as principals. Sales of the shares, if any, may be made by means of ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices or as otherwise agreed with any of such firms, which may include block trades. During the third quarter of 2026, the Company issued no shares of Common Stock under its equity agreements, except for the shares sold and settled on a forward basis, if any, as discussed below.

The following table summarizes the activity for shares sold and settled on a forward basis under the equity distribution agreements:

Forward Sale Agreements	Shares	Gross Sales	Weighted Average Gross Sales Price Per Share	Weighted Average Net Sales Price Per Share	Sales Commissions Per Share (1)	Net Proceeds Received Per Share
Outstanding as of June 30, 2026	—	$—
New forward sale agreements	1,056,085	34,053	$32.24	$31.76	$0.48
Forward sale agreements settled	—	—	—	—	—	$—
Outstanding as of September 30, 2026	1,056,085	$34,053
__________
(1)Upon a forward sale, the equity distribution agent typically earns a commission of 1.5% of the gross sales price.

The Company initially does not receive any proceeds from the sales of shares on a forward basis. We may settle the applicable forward sale agreements on one or more dates prior to the respective scheduled maturity dates, at which point the Company would receive the proceeds net of certain costs; provided, however, generally we may elect to cash settle or net share settle such forward sale agreements at any time through the respective scheduled maturity dates, which is typically one year from the respective trade dates.

During the second quarter of 2026, the Company’s Board of Directors authorized the repurchase of up to $250.0 million of outstanding shares of Common Stock under a new stock repurchase program. We anticipate funding any stock repurchases with proceeds from non-core asset sales, available cash and borrowings under our revolving credit facility. The Company may purchase shares of Common Stock from time to time in amounts and at prices determined by the Company in its discretion. Shares of Common Stock may be repurchased in the open market or in privately negotiated transactions (which may include block trades). If and when the Company repurchases Common Stock under this program, the Operating Partnership will repurchase an equal number of Common Units from the Company. The timing, manner, price and actual number of shares repurchased will be subject to a variety of factors, including price, market conditions, corporate and regulatory requirements, applicable SEC rules and other liquidity requirements and priorities. The Common Stock repurchase program does not have an expiration date, does not obligate the Company to repurchase any dollar amount or number of shares and may be suspended, modified or discontinued at any time without prior notice. During the third quarter of 2026, the Company repurchased no shares of Common Stock under its stock repurchase program.

Our $750.0 million unsecured revolving credit facility is scheduled to mature in January 2028 (but can be extended for two additional six-month periods at our option assuming no defaults have occurred). The interest rate on our revolving credit facility is SOFR plus 85 basis points, based on current credit ratings. The annual facility fee is 20 basis points. The interest rate and facility fee are based on the higher of the publicly announced ratings from Moody’s Investors Service or Standard & Poor’s Ratings Services. The interest rate may be adjusted upward or downward by 2.5 basis points depending upon whether or not we achieve certain pre-determined sustainability goals with respect to the ongoing reduction of greenhouse gas emissions. There were no amounts outstanding under our revolving credit facility as of September 30, 2026 or October 20, 2026. As of both September 30, 2026 and October 20, 2026, we had $0.1 million of outstanding letters of credit, which reduce the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility was $749.9 million as of both September 30, 2026 and October 20, 2026.

During the third quarter of 2026, we repurchased $3.1 million principal amount of unsecured notes due March 2027.

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

On October 22, 2026, the Company declared a cash dividend of $0.50 per share of Common Stock, which is payable on December 8, 2026 to stockholders of record as of November 16, 2026.

During the third quarter of 2026, the Company declared and paid a cash dividend of $0.50 per share of Common Stock.

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

We had $279.2 million of cash and cash equivalents as of September 30, 2026. The unused capacity of our revolving credit facility was $749.9 million as of both September 30, 2026 and October 20, 2026.

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

See also “Executive Summary” and “Executive Summary - Liquidity and Capital Resources.”

Critical Accounting Estimates

There were no changes made by management to the critical accounting policies in the nine months ended September 30, 2026. For a description of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our 2025 Annual Report on Form 10-K.

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

The following table sets forth the Company’s FFO, FFO available for common stockholders and FFO available for common stockholders per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Funds from operations:
Net income	$34,078	$13,707	$164,200	$132,928
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates	(1,171)	2	(3,013)	28
Depreciation and amortization of real estate assets	75,636	73,222	224,985	217,946
Impairments of depreciable properties	—	8,800	—	8,800
Gains on disposition of depreciable properties	(13,582)	(5,674)	(105,609)	(88,011)
Unconsolidated affiliates:
Depreciation and amortization of real estate assets	5,695	5,318	15,939	14,262
Funds from operations	100,656	95,375	296,502	285,953
Dividends on Preferred Stock	(574)	(576)	(1,722)	(1,783)
Funds from operations available for common stockholders	$100,082	$94,799	$294,780	$284,170
Funds from operations available for common stockholders per share	$0.89	$0.86	$2.63	$2.58
Weighted average shares outstanding (1)	112,323	110,522	112,230	110,113
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

As of September 30, 2026, our same property portfolio consisted of 127 wholly owned and joint venture in-service properties encompassing 24.1 million rentable square feet that were owned during the entirety of the periods presented (from January 1, 2025 to September 30, 2026). As of December 31, 2025, our same property portfolio consisted of 143 wholly owned and joint venture in-service properties encompassing 26.0 million rentable square feet that were owned during the entirety of the periods presented (from January 1, 2024 to December 31, 2025). The change in our same property portfolio was due to the addition of one newly developed property encompassing less than 0.1 million rentable square feet placed in service during 2024, offset by the removal of 13 wholly owned properties encompassing 1.6 million rentable square feet and three joint venture properties encompassing 0.2 million rentable square feet that were sold during 2026 and one property encompassing 0.1 million rentable square feet that was taken out of service during 2026 due to a change in our assumption about the use of the asset.

The following table sets forth the Company’s NOI, same property NOI and same property cash NOI (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$34,078	$13,707	$164,200	$132,928
Equity in earnings of unconsolidated affiliates	(768)	(598)	(3,339)	(2,223)
Gains on disposition of property	(13,582)	(5,674)	(109,569)	(87,889)
Other income	(3,092)	(1,753)	(8,828)	(8,007)
Interest expense	40,608	38,475	123,998	112,782
General and administrative expenses	9,850	8,995	33,181	31,771
Impairments of real estate assets	—	8,800	—	8,800
Depreciation and amortization	79,477	73,898	236,068	219,982
Net operating income	146,571	135,850	435,711	408,144
Our share of unconsolidated joint venture same property net operating income	3,980	4,116	13,657	12,368
Partner's share of consolidated joint venture same property net operating income	(268)	(287)	(831)	(833)
Non same property and other net operating income	(17,801)	(13,065)	(57,431)	(35,751)
Same property net operating income	$132,482	$126,614	$391,106	$383,928

Same property net operating income	$132,482	$126,614	$391,106	$383,928
Lease termination fees, straight-line rent and other non-cash adjustments	(9,067)	(3,436)	(20,658)	(12,285)
Same property cash net operating income	$123,415	$123,178	$370,448	$371,643

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our market risk as of December 31, 2025, see “Quantitative and Qualitative Disclosures About Market Risk” in our 2025 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

SEC rules require us to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our annual and periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow for timely decisions regarding required disclosure. The Company’s CEO and CFO have concluded that the disclosure controls and procedures of the Company and the Operating Partnership were each effective as of September 30, 2026.

SEC rules also require us to establish and maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in internal control over financial reporting during the three months ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were also no changes in internal control over financial reporting during the three months ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Date: October 27, 2026